Form 10-K
period 1993-12-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 1994-03-30
CIK 51644

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended             Commission file number
December 31, 1993                               1-6686

              THE INTERPUBLIC GROUP OF COMPANIES, INC.
       (Exact name of registrant as specified in its charter)

   Delaware                                     13-1024020
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification  No.)

1271 Avenue of the Americas                      10020
New York, New York                                  (Zip Code)
(Address of principal executive offices)

(212) 399-8000
Registrant's telephone number, including area code

    Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange on
Title of each class                            which registered


Common Stock                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____.

The aggregate market value of the registrant's voting stock
(exclusive of shares beneficially owned by persons referred to in response to Item 12 hereof) was $2,014,029,612 as of March 21, 1994.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock outstanding at March 21, 1994:  75,011,265 shares.

                            - 1 -PAGE

                DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the year ended December 31, 1993 are incorporated by reference in Parts
   I and II.

2. Portions of the Proxy Statement for the 1994 Annual Meeting of
   Stockholders are incorporated by reference in Parts I and III.




                            - 2 -
PAGE

                              PART I


Item 1. Business

   The Interpublic Group of Companies, Inc. was incorporated in Delaware in September 1930 under the name of McCann-Erickson Incorporated as the successor to the advertising agency businesses founded in 1902 by A.W. Erickson and in 1911 by Harrison K. McCann. It has operated under the Interpublic name since January 1961. As used in this Annual Report, the "Registrant" or "Interpublic" refers to The Interpublic Group of Companies, Inc. while the "Company" refers to Interpublic and its subsidiaries.

   The advertising agency business is the primary business of the Company. This business is carried on throughout the world through three advertising agency systems, McCann-Erickson Worldwide, Lintas Worldwide and The Lowe Group. The Company also offers advertising agency services through association arrangements with local agencies in various parts of the world. Other activities conducted by the Company within the area of "marketing communications" include market research, sales promotion, product development, direct marketing, telemarketing and other related services.

   The principal functions of an advertising agency are to plan and create advertising programs for its clients and to place advertising in various media such as television, cable, radio, magazines, newspapers, transit, direct response media and outdoor. The planning function involves analysis of the market for the particular product or service, evaluation of alternative methods of distribution and choice of the appropriate media to reach the desired market most efficiently. The advertising agency then creates an advertising program, within the limits imposed by the client's advertising budget, and places orders for space or time with the media that have been selected.

   The principal advertising agency subsidiaries of Interpublic operating within the United States directly or through subsidiaries and the locations of their respective corporate headquarters are:

McCann-Erickson USA, Inc. ........         New York, New York

Lintas Campbell-Ewald
 Company .........................         Detroit (Warren),
                                        Michigan

Lintas, Inc. .....................         New York, New York

Dailey & Associates ..............         Los Angeles, California

Lowe & Partners Inc. .............         New York, New York


                            - 3 -
PAGE

 In addition to domestic operations, the Company provides advertising services for clients whose business is international in scope as well as for clients whose business is restricted to a single country or a small number of countries. It has offices in Canada as well as in one or more cities in each of the following countries:


                EUROPE, AFRICA AND THE MIDDLE EAST

Austria              Germany        Namibia        South Africa
Belgium              Greece         Netherlands    Spain
Croatia              Hungary        Norway         Sweden
Czech Republic       Ireland        Poland         Switzerland
Denmark              Italy          Portugal       Turkey
Finland              Ivory Coast    Russia         United Arab Emirates
France               Kenya          Slovakia       United Kingdom
                                    Slovenia       Zimbabwe


                LATIN AMERICA AND THE CARIBBEAN

Argentina       Costa Rica          Honduras       Peru
Barbados        Dominican Republic  Jamaica        Puerto Rico
Bermuda         Ecuador             Mexico         Trinidad
Brazil          El Salvador         Panama         Uruguay
Chile           Guatemala           Paraguay       Venezuela
Colombia

                      ASIA AND THE PACIFIC

Australia       Japan          People's Republic   South Korea
Hong Kong       Malaysia         of China          Taiwan
India           Nepal          Philippines         Thailand
                New Zealand    Singapore

 Operations in the foregoing countries are carried on by one or more operating companies, at least one of which is either wholly owned by Interpublic or a subsidiary or is a company in which Interpublic or a subsidiary owns a 51% interest or more, except in India and Nepal, where Interpublic or a subsidiary holds a minority interest.

 The Company also offers advertising agency services in Aruba, the Bahamas, Bahrain, Belize, Bolivia, Cambodia, Cameroon, Egypt, Gabon, Ghana, Grand Cayman, Guadeloupe, Guyana, Haiti, Reunion, Indonesia, Iran, Ivory Coast, Kuwait, Lebanon, Martinique, Mauritius, Morocco, Nicaragua, Nigeria, Oman, Pakistan, Paraguay, Saudi Arabia, Senegal, Slovakia, Slovenia, Sri Lanka, Surinam, Tunisia, Uganda, United Arab Emirates (Dubai), Venezuela and Zaire through association arrangements with local agencies operating in those countries.


                          - 4 -
PAGE

   For information concerning revenues, operating profits and identifiable assets on a geographical basis for each of the last three years, reference is made to Note 13: Geographic Areas of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1993, which Note is hereby incorporated by reference.

Developments in 1993

   The Company completed several acquisitions and divestitures within the United States and abroad in 1993.

   Effective as of September 30, 1993, Scali, McCabe, Sloves, Inc. ("Scali"), an advertising agency with headquarters in New York
City, was acquired. Scali, in turn, owns other advertising agencies in Virginia and in Canada, France, Spain and Mexico.

   Other transactions included the purchase in May 1993 of a nineteen and nine-tenths percent (19.9%) interest in Atlantis Communications Inc., a Canadian-based distributor and producer of television programming, and the acquisition in August 1993 of the remaining interest in McCann-Erickson Taiwan, an advertising agency. In September 1993, the Company invested in a joint venture called Brockway Direct Response Television, which is involved in the production and distribution of infomercials. McCann-Erickson Hakuhodo Inc. became a wholly-owned subsidiary of Interpublic when the Company purchased the remaining forty-nine percent (49%) interest in that Japanese advertising agency in December 1993.

   The Company sold GJW & Malmgren Golt, a U.K. corporation, in
January 1993.  In July 1993, the Company completed the sale of
Hawley Martin Partners, Inc., an advertising agency, located in Richmond, Virginia.

Income from Commissions, Fees and Publications

   The Company generates income from planning, creating and placing advertising in various media. Historically, the commission customary in the industry was 15% of the gross charge ("billings") for advertising space or time; more recently lower commissions have frequently been negotiated, but often with additional incentives for better performance. Under commission arrangements, media bill the Company at their gross rates. The Company bills these amounts to its clients, remits the net charges to the media and retains the balance as its commission. Some clients, however, prefer to compensate the Company on a fee basis, under which the Company bills its client for the net charges billed by the media plus an agreed-upon fee. These fees usually are calculated to reflect the Company's salary costs and out-of-pocket expenses incurred on the client's behalf, plus proportional overhead and a profit mark-up.


                            - 5 -
PAGE

   Normally, the Company, like other advertising agencies, is primarily responsible for paying the media with respect to firm contracts for advertising time or space. This is a problem only if the client is unable to pay the Company because of insolvency or bankruptcy. The Company makes serious efforts to reduce the risk from a client's insolvency, including (1) carrying out credit clearances, (2) requiring in some cases payment of media in advance, or (3) agreeing with the media that the Company will be solely liable to pay the media only after the client has paid the Company for the media charges.

   The Company also receives commissions from clients for planning and supervising work done by outside contractors in the physical preparation of finished print advertisements and the production of television and radio commercials. This commission is customarily 17.65% of the outside contractor's net charge, which is the same as 15% of the outside contractor's total charges including commission. With the spread of negotiated fees, the terms on which outstanding contractors' charges are billed are subject to wide variations and even include in some instances the elimination of commissions entirely provided that there are adequate negotiated fees.

   The Company derives income in many other ways, including the maintenance of specialized media placement facilities; the creation and publication of brochures, billboards, point of sale materials and direct marketing pieces for clients; the planning and carrying out of specialized marketing research; managing special events at which clients' products are featured; and designing and carrying out interactive programs for special uses.

   The five clients of the Company that made the largest contribution in 1993 to income from commissions and fees accounted individually for 3% to 10% of such income and in the aggregate accounted for over 33% of such income. Twenty clients of the Company accounted for approximately 47% of such income. Based on income from commissions and fees, the three largest clients of the Company are General Motors Corporation, Unilever and The Coca-Cola Company. General Motors Corporation first became a client of one of the Company's agencies in 1916 in the United States. Predecessors of several of the Lintas agencies have supplied advertising services to Unilever since 1893. Interpublic acquired SSC&B, Inc. (now Lintas, Inc.) and its minority interest in the Lintas agencies (49% in most cases) in September 1979. It acquired the balance of the ownership of the Lintas agencies (51% in most cases) in 1982. The client relationship with The Coca-Cola Company began in 1942 in Brazil and in 1955 in the United States. While the loss of the entire business of one of the Company's three largest clients might have a material adverse effect upon the business of the Company, the Company believes that it is very unlikely that the entire business of any of these clients would be lost at the same time, because it represents several different brands or divisions of each of these clients in a number of geographical markets - often through more than one of the Company's agency systems.


                            - 6 -
PAGE

   Representation of a client rarely means that the Company handles advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from an advertising agency within the Company to a competing agency, and a client may reduce its advertising budget at any time. The Company's advertising agencies in many instances have written contracts with their clients.
As is customary in the industry, these contracts provide for termination by either party on relatively short notice, usually 90 days but sometimes shorter or longer. In 1993, however, 43% of income from commissions and fees was derived from clients that had been associated with one or more of the Company's agencies or their predecessors for 20 or more years.

Personnel

   As of January 1, 1994, the Company employed approximately 17,600 persons, of whom approximately 4,500 were employed in the United States. Because of the personal service character of the marketing communications business, the quality of personnel is of crucial importance to continuing success. There is keen competition for qualified employees. Interpublic considers its employee relations to be satisfactory.

   The Company has an active program for training personnel. The program includes meetings and seminars throughout the world. It also involves training personnel in its offices in New York and in its larger offices worldwide.

Competition and Other Factors

   The advertising agency and other marketing communications businesses are highly competitive. The Company's agencies must compete with other agencies, both large and small, and also with other providers of creative or media services which are not themselves advertising agencies, in order to maintain existing client relationships and to obtain new clients. Competition in the advertising agency business depends to a large extent on the client's perception of the quality of an agency's "creative product." An agency's ability to serve clients, particularly large international clients, on a broad geographic basis is also an important competitive consideration.

   Increasing size brings limitations to an agency's potential for securing new business, because many clients prefer not to be represented by an agency that represents a competitor. Moreover, clients frequently wish to have different products represented by different agencies. The fact that the Company owns three separate worldwide agency systems and interests in other advertising agencies gives it additional competitive opportunities.


                            - 7 -
PAGE

   The advertising business is subject to government regulation, both domestic and foreign. There has been an increasing tendency in the United States on the part of advertisers to resort to the courts to challenge comparative advertising on the grounds that the advertising is false and deceptive. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to the advertising for certain products. Representatives within state governments and the federal government as well as foreign governments continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures.

   Some countries are relaxing commercial restrictions as part of their efforts to attract foreign investment. However, with respect to other nations, the international operations of the Company still remain exposed to certain risks which affect foreign operations of all kinds, such as local legislation, monetary devaluation, exchange control restrictions and unstable political conditions. In addition, international advertising agencies are from time to time exposed to the threat of forced divestment in favor of local investors because they are considered an integral factor in the communications process. A provision of the present constitution in the Philippines is an example.


Item 2. Properties

   Most of the advertising operations of the Company are carried on in leased premises, and its physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. These facilities are located in various cities in which the Company does business throughout the world. However, subsidiaries of the Company own office buildings in Louisville, Kentucky; Warren, Michigan; Frankfurt, Germany; Sao Paulo, Brazil; Lima, Peru; and Brussels, Belgium and own office condominiums in Buenos Aires, Argentina; Bogota, Colombia; and Manila, the Philippines. In England, subsidiaries of the Company own office buildings in London, Manchester, Birmingham and Stoke-on-Trent.

      The office building located in Warren, Michigan is held by the Company subject to a mortgage which will terminate in April, 2000. The Company's ownership of the office building in Frankfurt is subject to three mortgages which became effective on or about February 1993. These mortgages terminate at different dates, with the last to expire in February 2003. Reference is made to Note 14: Commitments and Contingent Liabilities of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1993, which Note is hereby incorporated by reference.


                            - 8 -
PAGE

Item 3. Legal Proceedings

   Two of the Company's advertising agencies, McCann-Erickson USA, Inc. and Lintas, Inc., are defendants in an action commenced on May 13, 1984 and currently being prosecuted by two plaintiffs in the Circuit Court of Kanawha County, West Virginia, against various manufacturers and distributors of tobacco products and advertising agencies that promoted and advertised tobacco products. In each of two counts, the plaintiffs seek $260,000,000 in compensatory and punitive damages against each defendant advertising agency for alleged injuries claimed to have been caused by the use of tobacco products advertised by them.

   The Company's advertising agencies believe that they have meritorious defenses to this action and are vigorously contesting it. A motion to dismiss for lack of jurisdiction is pending.


Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

Executive Officers of the Registrant

   There follows the information disclosed in accordance with Item 401 of Regulation S-K of the Securities and Exchange Commission
(the "Commission") as required by Item 10 of Form 10-K with respect to executive officers of the Registrant.

Name                        Age   Office

Philip H. Geier, Jr. <F1>   59   Chairman of the Board, President
                                 and Chief Executive Officer

Eugene P. Beard <F1>        58   Executive Vice President-Finance
                                 and Operations and Chief
                                 Financial Officer

Robert L. James <F1>        57   Chairman of the Board and Chief
                                 Executive Officer of McCann-
                                 Erickson Worldwide

Frank B. Lowe <F1>          52   Chairman of The Lowe Group

Kenneth L. Robbins <F1>     58   Chairman of the Board and Chief
                                 Executive Officer of Lintas
                                 Worldwide

C. Kent Kroeber             55   Senior Vice President - Human
                                 Resources

Christopher Rudge           56   Senior Vice President, General
                                 Counsel and Secretary

<F1>    Also a Director.


                            - 9 -
PAGE

Name                        Age  Office

Thomas J. Volpe             58   Senior Vice President-Financial
                                 Operations

Salvatore F. LaGreca <F2>   40   Vice President and Controller


Joseph M. Studley <F3>      41   Vice President and Controller

<F2>    Through March 31, 1994.
<F3>    Effective as of April 1, 1994.

   There is no family relationship among any of the executive officers.

   The employment histories for the past five years of Messrs.
Geier, Beard, James, Lowe and Robbins are incorporated by reference to the Proxy Statement for Interpublic's 1994 Annual
Meeting of Stockholders.

   Mr. Kroeber joined Interpublic in January 1966 as Manager of
Compensation and Training. He was elected a Vice President in 1970 and Senior Vice President in May 1980.

   Mr. Rudge has been associated with Interpublic since January 1, 1973, when he joined it as an Attorney in its Law Department. He was elected Vice President and Assistant General Counsel on May 15, 1984 and was elected to the additional office of Assistant Secretary on May 20, 1986. Effective January 1, 1989, he was elected General Counsel and Secretary. On May 15, 1990, Mr. Rudge was elected a Senior Vice President of Interpublic.

   Mr. Volpe joined Interpublic on March 3, 1986. He was appointed Senior Vice President-Financial Operations on March 18, 1986. He served as Treasurer from January 1, 1987 through May 17, 1988 and the Treasurer's office continues to report to him. He was Vice President and Treasurer of Colgate-Palmolive Company from February 1981 to February 1986 and Assistant Corporate Controller prior thereto.

   Mr. LaGreca, a partner in the independent accounting firm of KPMG Peat Marwick from 1986 until 1992, returned to Interpublic in September 1992. While at KPMG Peat Marwick, he was the audit partner in charge of the firm's advertising agency practice. In that capacity, he supervised the technical accounting for, and auditing of, financial statements of various advertising agency clients. He was elected Vice President and Controller of Interpublic on October 20, 1992. Mr. LaGreca, who began his career with the Company as Assistant Treasurer of Lintas, Inc., a subsidiary of Interpublic, remained in that position from 1981 through 1984. He was Assistant Controller of Interpublic from 1984 through 1986.

                            - 10 -
PAGE

   Mr. Studley who has been elected as Vice President and Controller of Interpublic effective as of April 1, 1994, has been Senior Vice President and Chief Financial Officer of EC Television, a division of Interpublic, since January 1, 1990. He was a Vice President of Lintas New York, a division of one of Interpublic's subsidiaries, from August 1, 1987 until December 31, 1989.


                              PART II


Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

   The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1993. See Note 12: Results by Quarter (Unaudited), of the Notes to the Consolidated Financial Statements and information under the heading Transfer Agent and Registrar for Common Stock.


Item 6. Selected Financial Data

   The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended
December 31, 1993 under the heading Selected Financial Data for
Five Years.


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

   The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 8. Financial Statements and Supplementary Data

   The response to this Item is incorporated in part by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 under the headings Financial Statements and Notes to the Consolidated Financial Statements. Reference is also made to the Financial Statement Schedules listed under Item 14(a) of this Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

   Not applicable.



                            - 11 -
PAGE

PART III


Item 10.     Directors and Executive Officers of the Registrant

   The information required by this Item is incorporated by reference to the Registrant's Proxy Statement for its 1994 Annual Meeting of Stockholders (the "Proxy Statement") to be filed not later than 120 days after the end of the 1993 calendar year, except for the description of Interpublic's Executive Officers which appears in Part I of this Report on Form 10-K under the heading Executive Officers of the Registrant.


Item 11.     Executive Compensation

   The information required by this Item is incorporated by reference to the Proxy Statement. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.


Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

   The information required by this Item is incorporated by reference to the Proxy Statement.


Item 13.     Certain Relationships and Related Transactions

   The information required by this Item is incorporated by reference to the Proxy Statement. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.


                            - 12 -
PAGE

                              PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Listed below are all financial statements, financial statement schedules and exhibits filed as part of this Report on Form 10-K.

        1.   Financial Statements:

             See the Index to Financial Statements on page F-1.

        2.   Financial Statement Schedules:

             See the Index to Financial Statement Schedules on page F-1.

        3.   Exhibits:

   (Numbers used are the numbers assigned in Item 601 of Regulation S-K and the EDGAR Filer Manual. An additional copy of this exhibit index immediately precedes the exhibits filed with this Report on Form 10-K and the exhibits transmitted to the Commission as part of the electronic filing of the Report.)



                            - 13 -
PAGE

Exhibit No.  Description

3    (i)     The Restated Certificate of Incorporation of the
             Registrant, as amended is incorporated by reference to its Report on Form 10-K for the year ended
             December 31, 1992.  See Commission file number 1-
             6686.


    (ii) The By-Laws of the Registrant, amended as of February 19, 1991, are incorporated by reference to its Report on Form 10-K for the year ended December 31, 1990.
             See Commission file number 1-6686.

4       Instruments Defining the Rights of Security Holders.

        Indenture, dated as of April 1, 1992, between Interpublic and Morgan Guaranty Trust Company of New York is not included as an Exhibit to this Report but will be furnished to the Commission upon its request.

10      Material Contracts.

        (a) Underwriting Agreement, dated March 30, 1992, by and between Interpublic and Goldman Sachs International Limited is incorporated by reference to Registrant's Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

        (b)  Employment, Consultancy and other Compensatory
             Arrangements with Management.

             Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1992, inclusive, are incorporated by reference in this Report on Form 10-
             K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 1993 and thereafter, which are filed as exhibits to this Report on Form 10-K.

        (i)  Eugene P. Beard

             (a)  Supplemental Agreement made as of January 5,
                  1994 to an Employment Agreement made as of January 1, 1983.

             (b)  Supplemental Agreement made as of January 1,
                  1994 to an Employment Agreement made as of January 1, 1983.


                            - 14 -
PAGE

       (ii)  Robert L. James

             (a)  Supplemental Agreement dated as of January 1,
                  1994 to an Employment Agreement made as of January 1, 1991.

             (b) Supplemental Agreement made as of July 21, 1992 to an Executive Severance Agreement made as of July 21, 1987.

      (iii)  Frank B. Lowe

             Supplemental Agreement dated as of January 1, 1994 to an Employment Agreement dated as of January 1, 1991.

       (iv)  Salvatore F. LaGreca

             Supplemental Agreement made as of March 1, 1994 to an Employment Agreement made as of September 1, 1992.

        (c)  Executive Compensation Plans.

        (i) Trust Agreement, dated as of June 1, 1990 between The Interpublic Group of Companies, Inc., Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Manufacturers Hanover Trust Company, as Trustee, is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990. See Commission file number 1-6686.

       (ii) The Stock Option Plan (1988) and the Achievement Stock Award Plan of the Registrant are incorporated by reference to Appendices C and D of the Prospectus dated May 4, 1989 forming part of its Registration Statement on Form S-8 (No. 33-28143).

      (iii)  The Management Incentive Compensation Plan of the
             Registrant is incorporated by reference to the Appendix of the Prospectus dated March 21, 1988 forming part of its Registration Statement on Form S-8 (No. 33-20291).

       (iv)  The 1986 Stock Incentive Plan of the Registrant.




                            - 15 -
PAGE

        (v)  The 1986 United Kingdom Stock Option Plan of the
             Registrant is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number
             1-6686.

       (vi)  The Employee Stock Purchase Plan (1985) of the
             Registrant, as amended to date.

      (vii) The Long-Term Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A of the Prospectus dated December 12, 1988 forming part of its Registration Statement on Form S-8 (No. 33-25555).

     (viii) Resolution of the Board of Directors adopted on February 16, 1993, amending the Long-Term Performance Incentive Plan is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

       (ix) Resolution of the Board of Directors adopted on May 16, 1989 amending the Long-Term Performance Incentive Plan is incorporated by reference to Registrant's Report on Form 10-K for the year ended December 31, 1989. See Commission file number 1-6686.

        (d)  Loan Agreements.

        (i) Amendment No. 2, dated as of October 5, 1993, between Interpublic and Morgan Guaranty Trust Company of New York ("Morgan") to a Credit Agreement, dated as of September 30, 1992 and effective as of December 28, 1992, between Interpublic and Morgan.

       (ii) Letter, dated November 1, 1993, between Interpublic and Morgan.

      (iii) Amendment No. 2, dated as of October 5, 1993, between Interpublic and Chemical Bank ("Chemical") to a
             Credit Agreement, dated as of September 30, 1992, and effective as of December 23, 1992, between Interpublic and Chemical.

       (iv) Letter, dated September 14, 1993, between Interpublic and Chemical.


                            - 16 -
PAGE

        (v) Amendment No. 2, dated as of October 5, 1993, between Interpublic and Citibank, N.A. ("Citibank") to a
             Credit Agreement, dated as of September 30, 1992, and effective as of December 22, 1992, between Interpublic and Citibank.

       (vi) Letter, dated October 8, 1993, between Interpublic and Citibank.

      (vii) Amendment No. 2, dated as of October 5, 1993, between Interpublic and NBD Bank, N.A. ("NBD") to a Credit
             Agreement, dated as of September 30, 1992, and effective as of December 23, 1992, between Interpublic and NBD.

     (viii) Letter, dated October 25, 1993, between Interpublic and NBD.

       (ix) Amendment No. 3, dated as of October 5, 1993, between Interpublic and NBD to a Term Loan Agreement, dated as of March 14, 1991, between Interpublic and NBD.

        (x) Letter, dated October 25, 1993, between Interpublic and NBD.

       (xi) Amendment No. 2, dated as of October 5, 1993, between Interpublic and Trust Company Bank ("Trust") to a
             Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and Trust.

      (xii) Letter, dated October 12, 1993, between Interpublic and Trust.

     (xiii) Amendment No. 4, dated as of October 5, 1993, between Interpublic and Trust to a Credit Agreement, dated as of March 14, 1991, between Interpublic and Trust.

      (xiv) Letter, dated October 12, 1993, between Interpublic and Trust.

       (xv) Amendment No. 2, dated as of October 5, 1993, between Interpublic and Union Bank of Switzerland ("UBS") to a Credit Agreement, dated as of September 30, 1992, and effective as of December 29, 1992, between Interpublic and UBS.

      (xvi) Letter, dated October 14, 1993, between Interpublic and UBS.



                            - 17 -
PAGE

     (xvii) Amendment No. 2, dated as of October 5, 1993, between Interpublic and The Fuji Bank, Limited ("Fuji") to a
             Credit Agreement, dated as of September 30, 1992, and effective as of December 16, 1992, between Interpublic and Fuji.

    (xviii) Letter, dated October 19, 1993, between Interpublic and Fuji.

      (xix) Amendment No. 2, dated as of October 5, 1993, between Interpublic and The Bank of New York ("BONY") to a
             Credit Agreement, dated as of September 30, 1992, and effective as of December, 30, 1992, between Interpublic and BONY.

       (xx) Letter, dated August 23, 1993, between Interpublic and BONY.

      (xxi) Amendment No. 2, dated as of October 5, 1993, between Interpublic and Swiss Bank Corporation ("SBC") to a
             Credit Agreement, dated as of September 30, 1992, and effective as of December 18, 1992, between Interpublic and SBC.

     (xxii) Letter, dated October 12, 1993, between Interpublic and SBC.

    (xxiii) Amendment No. 3, dated as of November 17, 1993, to a Note Purchase Agreement, dated as of August 20, 1991, by and among Interpublic, McCann-Erickson Advertising of Canada Ltd. ("McCann Canada"), MacLaren Lintas Inc. ("MacLaren Lintas"), The Prudential Insurance Company of America ("Prudential") and Prudential Property and Casualty Insurance Company ("Prudential Property").

     (xxiv)  Letter, dated November 17, 1993, among Interpublic,
             McCann Canada, MacLaren Lintas, Prudential and
             Prudential Property.

      (xxv) Supplemental Agreement made October 27, 1993, between Lowe International Limited, Lowe Worldwide Holdings
             B.V., Lowe & Partners Inc. and Lloyds Bank plc as
             Agent ("Lloyds").

     (xxvi) Amendment No. 3, dated as of October 27, 1993, between Interpublic and Lloyds to a Guarantee, dated
             December 17, 1991.




                            - 18 -
PAGE

    (xxvii) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-
             K. Other Credit Agreements, amendments to various Credit Agreements, Termination Agreements, Loan Agreements, a Note Purchase Agreement, dated August 20, 1991, Guarantee, dated December 17, 1991, Notification dated March 14, 1991 by Registrant and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1992, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 1993 and June 30, 1993 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

        (e)  Leases.

             Material leases of premises are incorporated by reference to the Registrant's Annual Report on Form 10-K for the years ended December 31, 1980 and December 31, 1988. See Commission file number 1-6686.

        (f)  Acquisition Agreement for Purchase of Real Estate.

        (i) Acquisition Agreement (in German) between Treuhandelsgesellschaft Aktiengesellschaft & Co. Grundbesitz OHG and McCann-Erickson Deutschland GmbH & Co. Management Property KG ("McCann-Erickson Deutschland") and the English translation of the Acquisition Agreement are incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

        (g)  Mortgage Agreements and Encumbrances.

        (i) Summaries In German and English of Mortgage Agreements between McCann-Erickson Deutschland and Frankfurter Hypothekenbank Aktiengesellschaft
             ("Frankfurter Hypothekenbank"), Mortgage Agreement, dated January 22, 1993, between McCann-Erickson Deutschland and Frankfurter Hypothekenbank, Mortgage Agreement, dated January 22, 1993, between McCann-Erickson Deutschland and Hypothekenbank, Summaries In German and English of Mortgage Agreement, between McCann-Erickson Deutschland and Frankfurter Sparkasse and Mortgage Agreement, dated January 7, 1993, between McCann-Erickson Deutschland and Frankfurter Sparkasse are incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

                            - 19 -
PAGE

       (ii) Summaries In German and English of Documents Creating Encumbrances In Favor of Frankfurter Hypothekenbank and Frankfurter Sparkasse In Connection With the Aforementioned Mortgage Agreements, Encumbrance, dated January 15, 1993, In Favor Of Frankfurter Hypothekenbank, and Encumbrance, dated January 15, 1993, In Favor of Frankfurter Sparkasse are incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

      (iii) Loan Agreement (in English and German), dated January 29, 1993 between Lintas Deutschland GmbH and McCann-Erickson Deutschland is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

11      Computation of Earnings Per Share.

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 1993 which are included therein under the following headings: Financial Highlights; Management's Discussion and Analysis of Financial Condition and Results Of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity; Notes to Consolidated Financial Statements (the aforementioned consolidated financial statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to collectively as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data For Five Years; Report of Management; and Stockholders' Information; and (b) Appendix to Exhibit 13.

21      Subsidiaries of the Registrant.

23      Consent of Independent Accountants.

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.




                            - 20 -
PAGE

29      (a)  Supplemental Agreements filed with Registrant's
             Annual Report on Form 10-K for the year ended
             December 31, 1990 are incorporated by reference into this Report on Form 10-K. See Commission file number
             1-6686.

        (b) The Preferred Share Purchase Rights Plan as adopted on July 18, 1989 is incorporated by reference to Registrant's Registration Statement on Form 8-A dated August 1, 1989 (No. 00017904) and, as amended, by reference to Registrant's Registration Statement on Form 8 dated October 3, 1989 (No. 00106686).

   b) No reports on Form 8-K were filed during the quarter ended December 31, 1993.

PAGE

                            SIGNATURES


   Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                     (Registrant)



March 30, 1994                   BY: Philip H. Geier, Jr.
                                Philip H. Geier, Jr.,
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Name                          Title                    Date

                    Chairman of the Board,          March 30, 1994
                    President and Chief Executive
Philip H. Geier, Jr.  Officer (Principal Executive
Philip H. Geier, Jr.  Officer) and Director

                     Executive Vice President       March 30, 1994
                     -Finance and Operations
Eugene P. Beard        (Principal Financial
Eugene P. Beard      Officer) and Director


                     Vice President and             March 30, 1994
Salvatore F. LaGreca   Controller (Principal
Salvatore F. LaGreca   Accounting Officer)



*Robert L. James       Director                     March 30, 1994
Robert L. James



*Frank B. Lowe         Director                     March 30, 1994
Frank B. Lowe



                            - 22 -
PAGE

*Kenneth L. Robbins    Director                     March 30, 1994
Kenneth L. Robbins



*Leif H. Olsen         Director                     March 30, 1994
Leif H. Olsen



*J. Phillip Samper     Director                     March 30, 1994
J. Phillip Samper



*Joseph J. Sisco       Director                     March 30, 1994
Joseph J. Sisco



*Frank Stanton         Director                     March 30, 1994
Frank Stanton



*Jacqueline G. Wexler  Director                     March 30, 1994
Jacqueline G. Wexler




*By Philip H. Geier, Jr.
    Philip H. Geier, Jr.
    Attorney-in-fact



                            - 23 -
PAGE

                   INDEX TO FINANCIAL STATEMENTS


The Financial Highlights, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Selected Financial Data for Five Years, Report of Management appearing in the accompanying Annual Report to Stockholders for the year ended December 31, 1993, together with the report thereon of Price Waterhouse dated February 9, 1994 thereof, are incorporated by reference in this report on Form 10-
K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, no other data appearing in the Annual Report to Stockholders for the year ended December 31, 1993 is deemed to be filed as part of this report on Form 10-K.

The following financial statement schedules should be read in conjunction with the financial statements in such Annual Report to Stockholders for the year ended December 31, 1993. Financial statement schedules not included in this report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Separate financial statements for the companies which are 50% or less owned and accounted for by the equity method have been omitted because, considered in the aggregate as a single subsidiary, they do not constitute a significant subsidiary.


              INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                          Page

Report of Independent Accountants on
   Financial Statement Schedules                          F-2

Consent of Independent Accountants                        F-2

Financial Statement Schedules Required to be Filed by Item 8 of this form:

   II Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other
           than Related Parties                           F-3
   VIII    Valuation and Qualifying Accounts              F-4
   IX      Short-Term Borrowings                          F-5
   X       Supplementary Income Statement Information     F-6

PAGE

                 REPORT OF INDEPENDENT ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
The Interpublic Group of Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 9, 1994 appearing in the 1993 Annual Report to Stockholders of The Interpublic Group of Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in
Item 14 (a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE
New York, New York
February 9, 1994


                CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 of The Interpublic Group of Companies, Inc. (the "Company"), of our report dated February 9, 1994, appearing in the 1993 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K: Registration Statements No. 2-79071; No. 2-43811; No. 2-56269; No. 2-61346; No.
2-64338; No. 2-67560; No. 2-72093; No. 2-88165; No. 2-90878, No.
2-97440 and No. 33-28143, relating variously to the Stock Option Plan (1971), the Stock Option Plan (1981), the Stock Option Plan
(1988) and the Achievement Stock Award Plan of the Company; Registration Statements No. 2-53544; No. 2-91564, No. 2-98324, No. 33-22008 and No. 33-64062, relating variously to the Employee Stock Purchase Plan (1975) and the Employee Stock Purchase Plan
(1985) of the Company; Registration Statements No. 33-20291 and No. 33-2830 relating to the Management Incentive Compensation Plan of the Company; Registration Statement No. 33-5352 and No. 33-21605 relating to the 1986 Stock Incentive Plan and 1986 United Kingdom Stock Option Plan of the Company; and Registration Statement No. 33-10087 and No. 33-25555 relating to the Long-Term Performance Incentive Plan of the Company. We also consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-37346) of our report dated February 9, 1994, appearing in the 1993 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.


PRICE WATERHOUSE
New York, New York
March 25, 1994
                                 F-2
PAGE

                                                       SCHEDULE II

     THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
       AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
         PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES.

         For the Years Ended December 31, 1993, 1992 and 1991

                        (Dollars in Thousands)


COLUMN A       COLUMN B   COLUMN C   COLUMN D                COLUMN E


               Balance at            Deductions -            Balance
               Beginning             Amounts                 at End
Name of Debtor of Period  Additions  Collected    Other<F1>  of Period



1993:

   A. Gomes    $ 137      $  -0-     $ (45)       $(24)      $ 68<F2>



   G. Bowen    $ 300      $  -0-     $(300)       $-0-       $-0-



1992:

   A. Gomes    $ -0-      $  137     $ -0-        $-0-       $137

   G. Bowen    $ -0-      $  300     $ -0-        $-0-       $300



1991:

   T. Goodgoll $ -0-      $  159     $(159)       $-0-       $-0-






<F1>  Effect of currency translation.

<F2>  Loan is due December 31, 1994 and interest is charged at the prevailing market rate.

                                  F-3
PAGE

                                             SCHEDULE VIII

     THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   VALUATION AND QUALIFYING ACCOUNTS

         For the Years Ended December 31, 1993, 1992 and 1991

                        (Dollars in Thousands)


COLUMN A      COLUMN B      COLUMN C              COLUMN D  COLUMN E



                                  Additions

                                              (1)            (2)
                        Charged    Charged
                          to       to other
             Balance    costs &    accounts- Deductions-   Balance
Description  January 1  expenses   describe  describe      December
31

Allowance for
  Doubtful Accounts -
  deducted from
  Receivables in the
  Consolidated
  Balance Sheet:

   1993      $15,559    $5,600   $  764<F3>  $3,823<F5>
$16,834
                                 $  898<F6>  $2,360<F4>
                                 $  196<F7>


   1992      $18,553    $4,320   $  449<F7>  $5,497<F5>
$15,559
                                             $2,266<F4>

   1991      $18,815    $3,434   $  447<F3>  $4,143<F5>
$18,553

Notes:
  <F3>  Allowance for doubtful accounts of acquired and newly consolidated companies, net of divestitures.

  <F4>  Foreign currency translation adjustment.

  <F5>  Principally amounts written off.

  <F6>  Reversal of previously written off accounts.

  <F7>  Miscellaneous.

                                             F-4
PAGE

                                                                         SCHEDULE IX
                    THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                                        SHORT-TERM BORROWINGS

                        For the Years Ended December 31, 1993, 1992 and 1991

                                       (Dollars in Thousands)

COLUMN A           COLUMN B        COLUMN C          COLUMN D            COLUMN E       COLUMN F

                       At End of Period
                                                                                        Weighted
                                                     Maximum             Average        average
Category of        Balance         Weighted          amount              amount         interest
aggregate          at end          average           outstanding         outstanding    rate
short-term         of              interest          during the          during the     during the
borrowings         period<F8>      rate              period              period<F9>     period<F9>

Payable to Banks:

1993:              $130,457         6.6%             $130,457            $110,972       7.2 %


1992:              $ 80,617         9.7%             $159,648            $120,482       7.4%


1991               $151,781        10.4%             $198,450            $167,963       9.4%


 <F8> Generally are lines of credit and overdraft facilities bearing interest at prevailing rates.
      Does not include interest on short or long-term borrowings, or current portion of long-term borrowings.
 <F9> Computed principally on the basis of average quarterly amounts.
                                             F-5

PAGE

                                                             SCHEDULE X

      THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
               SUPPLEMENTARY INCOME STATEMENT INFORMATION

          For the Years Ended December 31, 1993, 1992 and 1991

                         (Dollars in Thousands)



     COLUMN A                            COLUMN B


     Item                     Charged to Costs and Expenses


                               1993       1992         1991


Maintenance and repairs       $20,127    $22,196      $19,582



Amortization of
  Intangible Assets           $18,730    $19,573      $17,004


Taxes Other Than Payroll
  and Income Taxes            $16,561    $18,519      $13,099






















                                             F-6
PAGE

                           INDEX TO DOCUMENTS



Exhibit No. Description

3    (i)    The Restated Certificate of Incorporation of the
            Registrant, as amended is incorporated by reference to its Report on Form 10-K for the year ended December 31, 1992.
            See Commission file number 1-6686.

    (ii) The By-Laws of the Registrant, amended as of February 19, 1991, are incorporated by reference to its Report on Form 10-K for the year ended December 31, 1990. See Commission file number 1-6686.

4           Instruments Defining the Rights of Security Holders.

            Indenture, dated as of April 1, 1992, between Interpublic and Morgan Guaranty Trust Company of New York is not included as an Exhibit to this Report but will be furnished to the Commission upon its request.

10    Material Contracts.

      (a) Underwriting Agreement, dated March 30, 1992, by and between Interpublic and Goldman Sachs International Limited is incorporated by reference to Registrant's Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

      (b) Employment, Consultancy and other Compensatory Arrangements with Management.

            Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1992, inclusive, are incorporated by reference in this Report on Form 10-K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 1993 and thereafter, which are filed as exhibits to this Report on Form 10-K.

                              INDEX - 1
PAGE

            (i)          Eugene P. Beard

                         (a) Supplemental Agreement made as of January 5, 1994 to an Employment Agreement made as of January 1, 1983.

                         (b) Supplemental Agreement made as of January 1, 1994 to an Employment Agreement made as of January 1, 1983.

          (ii)           Robert L. James

                         (a)  Supplemental Agreement dated as of
                              January 1, 1994 to an Employment
                              Agreement made as of January 1, 1991.

                         (b)  Supplemental Agreement made as of July
                              21, 1992 to an Executive Severance
                              Agreement made as of July 21, 1987.

         (iii)           Frank B. Lowe

                         Supplemental Agreement dated as of January 1, 1994 to an Employment Agreement dated as of January 1, 1991.

          (iv)           Salvatore F. LaGreca

                         Supplemental Agreement made as of March 1,
                         1994 to an Employment Agreement made as of September 1, 1992.

      (c)   Executive Compensation Plans.

           (i) Trust Agreement, dated as of June 1, 1990 between The Interpublic Group of Companies, Inc., Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Manufacturers Hanover Trust Company, as Trustee, is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990. See Commission file number 1-6686.

          (ii) The Stock Option Plan (1988) and the Achievement Stock Award Plan of the Registrant are incorporated by reference to Appendices C and D of the Prospectus dated May 4, 1989 forming part of its Registration Statement on Form S-8 (No. 33-28143).

         (iii) The Management Incentive Compensation Plan of the Registrant is incorporated by reference to the Appendix of the Prospectus dated March 21, 1988 forming part of its Registration
                         Statement on Form S-8 (No. 33-20291).

                              INDEX - 2
PAGE

          (iv)           The 1986 Stock Incentive Plan of the
                         Registrant.

           (v) The 1986 United Kingdom Stock Option Plan of the Registrant is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See
                         Commission file number 1-6686.

          (vi) The Employee Stock Purchase Plan (1985) of the Registrant, as amended to date.

         (vii) The Long-Term Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A of the Prospectus dated December 12, 1988 forming part of its Registration Statement on Form S-8 (No. 33-25555).

        (viii) Resolution of the Board of Directors adopted on February 16, 1993, amending the Long-Term Performance Incentive Plan is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

          (ix) Resolution of the Board of Directors adopted on May 16, 1989 amending the Long-Term Performance Incentive Plan is incorporated by reference to Registrant's Report on Form 10-K for the year ended December 31, 1989. See Commission file number 1-6686.

      (d)   Loan Agreements.

           (i) Amendment No. 2, dated as of October 5, 1993, between Interpublic and Morgan Guaranty Trust Company of New York ("Morgan") to a Credit Agreement, dated as of September 30, 1992 and effective as of December 28, 1992, between Interpublic and Morgan.

                              INDEX - 3
PAGE

          (ii)           Letter, dated November 1, 1993, between
                         Interpublic and Morgan.

         (iii) Amendment No. 2, dated as of October 5, 1993, between Interpublic and Chemical Bank ("Chemical") to a Credit Agreement, dated as of September 30, 1992, and effective as of December 23, 1992, between Interpublic and Chemical.

          (iv)           Letter, dated September 14, 1993, between
                         Interpublic and Chemical.

            (v) Amendment No. 2, dated as of October 5, 1993, between Interpublic and Citibank, N.A. ("Citibank") to a Credit Agreement, dated as of September 30, 1992, and effective as of December 22, 1992, between Interpublic and Citibank.

          (vi)           Letter, dated October 8, 1993, between
                         Interpublic and Citibank.

         (vii) Amendment No. 2, dated as of October 5, 1993, between Interpublic and NBD Bank, N.A. ("NBD") to a Credit Agreement, dated as of September 30, 1992, and effective as of December 23, 1992, between Interpublic and NBD.

        (viii)           Letter, dated October 25, 1993, between
                         Interpublic and NBD.

          (ix) Amendment No. 3, dated as of October 5, 1993, between Interpublic and NBD to a Term Loan Agreement, dated as of March 14, 1991, between Interpublic and NBD.

           (x)           Letter, dated October 25, 1993, between
                         Interpublic and NBD.

          (xi) Amendment No. 2, dated as of October 5, 1993, between Interpublic and Trust Company Bank ("Trust") to a Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and Trust.

         (xii)           Letter, dated October 12, 1993, between
                         Interpublic and Trust.

        (xiii) Amendment No. 4, dated as of October 5, 1993, between Interpublic and Trust to a Credit Agreement, dated as of March 14, 1991, between Interpublic and Trust.

         (xiv)           Letter, dated October 12, 1993, between
                         Interpublic and Trust.

                              INDEX - 4
PAGE

          (xv) Amendment No. 2, dated as of October 5, 1993, between Interpublic and Union Bank of Switzerland ("UBS") to a Credit Agreement, dated as of September 30, 1992, and effective as of December 29, 1992, between Interpublic and UBS.

         (xvi)           Letter, dated October 14, 1993, between
                         Interpublic and UBS.

        (xvii) Amendment No. 2, dated as of October 5, 1993, between Interpublic and The Fuji Bank, Limited ("Fuji") to a Credit Agreement, dated as of September 30, 1992, and effective as of December 16, 1992, between Interpublic and Fuji.

       (xviii)           Letter, dated October 19, 1993, between
                         Interpublic and Fuji.

         (xix) Amendment No. 2, dated as of October 5, 1993, between Interpublic and The Bank of New York ("BONY") to a Credit Agreement, dated as of September 30, 1992, and effective as of December, 30, 1992, between Interpublic and BONY.

          (xx)           Letter, dated August 23, 1993, between
                         Interpublic and BONY.

         (xxi) Amendment No. 2, dated as of October 5, 1993, between Interpublic and Swiss Bank Corporation ("SBC") to a Credit Agreement, dated as of September 30, 1992, and effective as of December 18, 1992, between Interpublic and SBC.

        (xxii)           Letter, dated October 12, 1993, between
                         Interpublic and SBC.

       (xxiii) Amendment No. 3, dated as of November 17, 1993, to a Note Purchase Agreement, dated as of August 20, 1991, by and among Interpublic, McCann-Erickson Advertising of Canada Ltd. ("McCann Canada"), MacLaren Lintas Inc. ("MacLaren Lintas"), The Prudential Insurance Company of America ("Prudential") and Prudential Property and Casualty Insurance Company ("Prudential Property").

        (xxiv)           Letter, dated November 17, 1993, among
                         Interpublic, McCann Canada, MacLaren Lintas,
                         Prudential and Prudential Property.

                              INDEX - 5
PAGE

         (xxv) Supplemental Agreement made October 27, 1993, between Lowe International Limited, Lowe Worldwide Holdings B.V., Lowe & Partners Inc. and Lloyds Bank plc as Agent ("Lloyds").

        (xxvi) Amendment No. 3, dated as of October 27, 1993, between Interpublic and Lloyds to a Guarantee, dated December 17, 1991.

       (xxvii) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Termination Agreements, Loan Agreements, a Note Purchase Agreement, dated August 20, 1991, Guarantee, dated December 17, 1991, Notification dated March 14, 1991 by Registrant and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1992, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 1993 and June 30, 1993 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

      (e)   Leases.

                         Material leases of premises are incorporated by reference to the Registrant's Annual Report on Form 10-K for the years ended December 31, 1980 and December 31, 1988. See Commission file number 1-6686.

      (f)   Acquisition Agreement for Purchase of Real Estate.

           (i) Acquisition Agreement (in German) between Treuhandelsgesellschaft Aktiengesellschaft &
                         Co. Grundbesitz OHG and McCann-Erickson
                         Deutschland GmbH & Co. Management Property KG ("McCann-Erickson Deutschland") and the English translation of the Acquisition Agreement are incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

                              INDEX - 6
PAGE

      (g)   Mortgage Agreements and Encumbrances.

           (i) Summaries In German and English of Mortgage Agreements between McCann-Erickson Deutschland and Frankfurter Hypothekenbank
                         Aktiengesellschaft ("Frankfurter
                         Hypothekenbank"), Mortgage Agreement, dated
                         January 22, 1993, between McCann-Erickson
                         Deutschland and Frankfurter Hypothekenbank,
                         Mortgage Agreement, dated January 22, 1993, between McCann-Erickson Deutschland and Hypothekenbank, Summaries In German and English of Mortgage Agreement, between McCann-Erickson Deutschland and Frankfurter Sparkasse and Mortgage Agreement, dated January 7, 1993, between McCann-Erickson Deutschland and Frankfurter Sparkasse are incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

          (ii) Summaries In German and English of Documents Creating Encumbrances In Favor of Frankfurter Hypothekenbank and Frankfurter Sparkasse In Connection With the Aforementioned Mortgage Agreements, Encumbrance, dated January 15, 1993, In Favor Of Frankfurter Hypothekenbank, and Encumbrance, dated January 15, 1993, In Favor of Frankfurter Sparkasse are incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

         (iii) Loan Agreement (in English and German), dated January 29, 1993 between Lintas Deutschland GmbH and McCann-Erickson Deutschland is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

11    Computation of Earnings Per Share.

                              INDEX - 7
PAGE

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 1993 which are included therein under the following headings: Financial Highlights; Management's Discussion and Analysis of Financial Condition and Results Of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity; Notes to Consolidated Financial Statements (the aforementioned consolidated financial statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data For Five Years; Report of Management; and Stockholders' Information; and (b) Appendix to Exhibit 13.

21    Subsidiaries of the Registrant.

23    Consent of Independent Accountants.

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

29    (a)   Supplemental Agreements filed with Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1990 are incorporated by reference into this Report on Form 10-
            K.  See Commission file number 1-6686.

      (b) The Preferred Share Purchase Rights Plan as adopted on July 18, 1989 is incorporated by reference to Registrant's Registration Statement on Form 8-A dated August 1, 1989 (No. 00017904) and, as amended, by reference to Registrant's Registration Statement on Form 8 dated October 3, 1989 (No. 00106686).




                              INDEX - 8