Form 10-Q
period 1994-03-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 1994-05-16
CIK 51644

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

 x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ending March 31, 1994

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to________________


Commission file number                1-6686

                   THE INTERPUBLIC GROUP OF COMPANIES, INC.
       (Exact name of registrant as specified in its charter)


                   Delaware                            13-1024020
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)        Identification No.)



            1271 Avenue of the Americas, New York, New York    10020
          (Address of principal executive offices)        (Zip Code)


                              (212) 399-8000
          (Registrant's telephone number, including area code)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
           (2) has been subject to such filing requirements for
           the past 90 days.  Yes  X .  No   .

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
           Common Stock outstanding at April 29, 1994: 75,279,754 shares.

         THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                                   I N D E X

                                                                    Page

       PART I.    FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Balance Sheet
                    March 31, 1994 (Unaudited) and
                    December 31, 1993                               3-4

                  Consolidated Income Statement
                    Three months ended March 31, 1994
                    and 1993 (Unaudited)                            5

                  Consolidated Statement of Cash Flows
                    Three months ended March 31, 1994
                    and 1993 (Unaudited)                            6


                  Notes to Consolidated Financial Statements
                    (Unaudited)                                     7

                  Computation of Earnings Per Share
                    (Unaudited)                                     8

       Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations   9 - 10


       PART II.    OTHER INFORMATION

       Item 1.    Legal Proceedings                                 11


       Item 6.    Exhibits and Reports on Form 8-K                  11


       SIGNATURES                                                   12


       INDEX TO EXHIBITS                                            13

                        PART 1 - FINANCIAL INFORMATION

         THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                            (Dollars in Thousands)
                                    ASSETS


                                                MARCH 31,      DECEMBER 31,
                                                   1994           1993
                                                (UNAUDITED)
Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1994-$83,999;
    1993-$94,451)                               $  251,710     $  292,268
  Marketable securities, at cost which
    approximates market                             33,780         30,106
  Receivables (less allowance for doubtful
    accounts: 1994-$15,355; 1993-$16,834)        1,429,355      1,525,717
  Expenditures billable to clients                 122,691        100,230
  Prepaid expenses and other current assets         65,440         54,835
    Total current assets                         1,902,976      2,003,156

Other Assets:
  Investment in unconsolidated affiliates           30,007         28,182
  Deferred taxes on income                          58,661         38,570
  Other investments and miscellaneous assets        90,156         92,048
    Total other assets                             178,824        158,800

Fixed Assets, at cost:
  Land and buildings                                66,965         65,327
  Furniture and equipment                          276,070        268,387
                                                   343,035        333,714
  Less accumulated depreciation                    176,272        170,998
                                                   166,763        162,716
  Unamortized leasehold improvements                51,994         53,975
    Total fixed assets                             218,757        216,691

Intangible Assets (less accumulated
  amortization: 1994-$117,159;
  1993-$111,710)                                   504,631        491,170

Total assets                                    $2,805,188     $2,869,817



See accompanying notes to consolidated financial statements.

         THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                 (Dollars in Thousands Except Per Share Data)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                          MARCH 31,      DECEMBER 31,
                                            1994            1993
                                          (UNAUDITED)
Current Liabilities:
  Payable to banks                        $  170,032     $  147,075
  Accounts payable                         1,335,928      1,428,442
  Accrued expenses                           188,593        183,501
  Accrued income taxes                        62,504         76,963
    Total current liabilities              1,757,057      1,835,981

Noncurrent Liabilities:
  Long-term debt                             113,265        118,088
  Convertible subordinated debentures        108,598        107,997
  Deferred compensation and reserve
    for termination liabilities              188,296        146,774
  Accrued postretirement benefits             44,480         44,480
  Other noncurrent liabilities                33,101         39,274
  Minority interests in consolidated
    subsidiaries                              11,538         13,208
    Total noncurrent liabilities             499,278        469,821

Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized:20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized:  100,000,000
    shares issued:
         1994 - 86,861,732
         1993 - 86,299,688                     8,686          8,630
Additional paid-in capital                   354,021        335,340
Retained earnings                            552,350         570,267
Adjustment for minimum pension
   liability                                    (704)          (704)
Cumulative translation adjustments          (111,698)      (116,432)
                                             802,655        797,101
Less:
  Treasury stock, at cost:
    1994 - 11,613,495 shares
    1993 - 11,449,031 shares                 218,040        208,821
  Unamortized expense of restricted
    stock grants                              35,762         24,265
    Total stockholders' equity               548,853        564,015

Total liabilities and stockholders'
  equity                                  $2,805,188     $2,869,817

See accompanying notes to consolidated financial statements.
     4 THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENT
                          THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)
                 (Dollars in Thousands Except Per Share Data)

                                                 1994          1993

Revenue                                      $   404,313   $   378,248
Other income                                      16,649        11,537
Gross Income                                     420,962       389,785

Costs and expenses:
  Operating expenses                             389,688       360,731
  Interest                                         7,166         7,721
Total costs and expenses                         396,854       368,452

Income before provision for income taxes
  and effect of accounting changes                24,108        21,333

Provision for income taxes:
United States - federal                            5,880         6,603
              - state and local                    3,134         2,060
Foreign                                            1,353         1,355
Total taxes                                       10,367        10,018

Income of consolidated companies                  13,741        11,315

Income applicable to minority interests             (977)         (632)

Equity in net income of unconsolidated
  affiliates                                         226           342

Income before effect of accounting changes   $    12,990   $    11,025

Effect of accounting changes:
  Postemployment benefits                        (21,780)            -
  Income taxes                                         -          (512)

Net (loss) income                            $    (8,790)  $    10,513

Weighted average number of common shares      75,161,764    75,554,336

Per Share Data:

  Income before effect of accounting
      changes                                        .17           .15
  Effect of accounting changes                      (.29)         (.01)
  Net (loss) income                                 (.12)          .14

Cash dividends per common share              $      .125   $      .115

See accompanying notes to consolidated financial statements.
     5 THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)
                            (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                     1994       1993
Net (loss) income after effect of accounting
  changes                                              $ (8,790)  $ 10,513
Adjustments to reconcile net income to
    cash used in operating activities:
  Effect of accounting changes                           21,780        512
  Depreciation and amortization of fixed assets          10,041      6,862
  Amortization of intangible assets                       5,449      4,685
  Amortization of restricted stock awards                 2,095      2,564
  Equity in net income of unconsolidated affiliates        (226)      (342)
  Income applicable to minority interests                   977        632
  Translation losses                                      7,102      3,411
  Other                                                  (6,031)    (2,549)
Change in assets and liabilities, net of acquisitions:
  Receivables                                            98,099     58,104
  Expenditures billable to clients                      (21,644)   (25,586)
  Prepaid expenses and other assets                      (9,411)    (4,263)
  Accounts payable and accrued expenses                (120,384)   (69,201)
  Accrued income taxes                                  (14,693)     1,767
  Deferred income taxes                                 (20,306)         -
  Deferred compensation and reserve for termination
    allowances                                           36,744    (10,888)
Net cash used in operating activities                   (19,198)   (23,779)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                           (3,240)         -
  Capital expenditures                                   (6,900)   (48,013)
  Proceeds from sales of assets                             121        836
  Net purchases of marketable securities                 (2,795)     3,137
  Other investments and miscellaneous assets              2,784     (2,505)
  Unconsolidated affiliates                                (724)    (1,754)
Net cash used in investing activities                   (10,754)   (48,299)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings           16,779    (21,891)
  Proceeds from long-term debt                                -     35,280
  Payments of debt                                      (15,533)    (5,000)
  Treasury stock acquired                               (11,095)    (3,952)
  Issuance of Common Stock                                4,802      8,614
  Cash Dividends                                         (9,127)    (8,444)
Net cash (used in) provided by financing activities     (14,174)     4,607
Effect of exchange rates on cash and cash
  equivalents                                             3,568       (713)
Decrease in cash and cash equivalents                   (40,558)   (68,184)
Cash and cash equivalents at beginning of year          292,268    255,778
Cash and cash equivalents at end of quarter            $251,710   $187,594

See accompanying notes to consolidated financial statements.

     6 THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Consolidated Financial Statements

(a) The consolidated balance sheet as of March 31, 1994, the consolidated statements of income and cash flows for the three months ended March 31, 1994 and 1993, are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1994 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1993 annual report to stockholders. The results of operations for the period ended March 31, 1994 are not necessarily indicative of the operating results for the full year.

(b) FAS No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $21.1 million and $9.5 million in the first three months of 1994 and 1993, respectively. Interest payments during the first three months of 1994 were approximately $5.5 million. Interest payments in 1993 were not materially different from interest expense.

     Effective January 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes" and recorded a one-time charge of $512,000. This statement requires the use of the liability method of accounting for deferred income taxes.

     Effective January 1, 1994, the Company adopted FAS 112 "Employers' Accounting for Postemployment Benefits" and recorded a one-time pre-tax charge of $39.6 million or $21.8 million after-tax. As of March 31, 1994, deferred compensation and reserve for termination allowances includes approximately $76 million of postemployment benefits.

                                                                        Exhibit
11
         THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)
                 (Dollars in Thousands Except Per Share Data)

                                             Three Months Ended March 31
Primary                                            1994            1993

Net income before effect of accounting
  changes                                      $    12,990     $    11,025
Effect of accounting changes                       (21,780)           (512)
Add:
  Dividends paid net of related income tax
    applicable to restricted stock                      80              97
Net (loss) income, as adjusted                 $    (8,710)    $    10,610
Weighted average number of common shares
  outstanding                                   72,880,606      72,652,923

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options          2,281,158       2,901,413
        Total                                   75,161,764      75,554,336
Per share data:
  Income before effect of accounting
    changes                                            .17             .15
  Effect of accounting changes                        (.29)           (.01)
  Net (loss) income                            $      (.12)    $       .14
                                             Three Months Ended March 31
Fully Diluted <F1>                                 1994           1993

Net income before effect of accounting
  changes                                      $    12,990     $    11,025
Effect of accounting changes                       (21,780)           (512)
Add:
  Dividends paid net of related income tax
    applicable to restricted stock                      83              99
Net (loss) income, as adjusted                 $    (8,707)    $    10,612
Weighted average number of common shares
  outstanding                                   72,880,606      72,652,923
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options          2,316,327       2,938,123
        Total                                   75,196,933      75,591,046
Per share data:
  Income before effect of accounting
    changes                                            .17             .15
  Effect of accounting changes                        (.29)           (.01)
  Net (loss) income                            $      (.12)    $       .14

<F1>   The effect of the conversion of subordinated debentures has been excluded as it is anti-dilutive.
     8 THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



Working capital at March 31, 1994 was $145.9 million, a decrease of $21.3 million from December 31, 1993. The ratio of current assets to current liabilities remained relatively unchanged from December 31, 1993 at approximately 1.1 to 1.


In March 1993, the company purchased a building and land in Frankfurt, Germany to be used by the local office of McCann-Erickson, a subsidiary of the Company. The purchase price was approximately $41.5 million, of which $35.2 was financed at a rate of 7.6%, due in 2003.

The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the three months of 1994, the Company acquired 351,355 shares of its own stock for approximately $11.1 million for the purposes of fulfilling the Company's obligations under its various compensation plans.

      RESULTS OF OPERATIONS
Three Months Ended March 31, 1994 Compared to Three Months Ended March 31,
1993
Total revenue for the three months ended March 31, 1994 increased $26.1 million, or 7.0%, to $404 million compared to the same period in 1993. The U.S. dollar was considerably stronger during the first quarter of 1994 as compared to 1993, which had a negative impact on revenue of $6.6 million. Domestic revenue increased 22.4% from 1993 levels. Foreign revenue decreased .8% during the first quarter of 1994 compared to 1993. Excluding the unfavorable foreign exchange effects discussed above, worldwide revenue would have shown an increase of about $32.7 million or 8.4% over 1993. Other income increased by $5.1 million during the first quarter of 1994.
Operating expenses increased $29.0 million or 8.0% during the three months ended March 31, 1994 compared to the same period in 1993. Interest expense decreased $0.6 million during the three months ended March 31, 1994 as compared to the same period in 1993.
Net losses from exchange and translation of foreign currencies for the three months ended March 31, 1994 were approximately $5.6 million versus $3.4 million for the same period in 1993. The increase in 1994 is primarily due to increased exchange losses in Brazil.
The effective tax rate for the three months ended March 31, 1994 was 43.0%, as compared to 47.0% in 1993. The decrease in the effective tax rate is mainly due to the geographic mix of earnings.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material developments in Haight et. al.
         v. The American Tobacco Company et. al., the case wherein several tobacco companies and their advertising agencies are defendants, since the description of this case in the Company's report on Form 10-K for the year ended December 31, 1993.


Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits


  Exhibit 11 - Computation of Earnings Per Share.


  (b)    Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                         (Registrant)




Date:  May 13, 1994       By /S/  Philip H. Geier
                                  Philip H. Geier
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer




Date:  May 13, 1994       By /S/  Eugene P. Beard
                                  Eugene P. Beard
                                  Executive Vice President -
                                  Finance and Operations,
                                  Chief Financial Officer

      THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                          INDEX TO EXHIBITS



The following exhibits are found where indicated in the sequential numbering system in this report on Form 10-Q filed with the Securities and Exchange Commission.



                                                          Sequential
Exhibit No.          Description                            Page No.


11                   Computation of Earnings Per Share.       8