Form 10-Q
period 1994-06-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 1994-08-15
CIK 51644

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending June 30, 1994

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Common Stock outstanding at July 29, 1994: 75,437,853 shares.

PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                                 I N D E X

                                                                Page

       PART I.   FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Consolidated Balance Sheet
                  June 30, 1994 (Unaudited) and
                  December 31, 1993                             3-4

                 Consolidated Income Statement
                  Three months ended June 30, 1994
                  and 1993 (Unaudited)                          5

                 Consolidated Income Statement
                  Six months ended June 30, 1994
                  and 1993 (Unaudited)                          6

                 Consolidated Statement of Cash Flows
                  Six months ended June 30, 1994
                  and 1993 (Unaudited)                          7


                 Notes to Consolidated Financial Statements
                  (Unaudited)                                   8

                 Computation of Earnings Per Share
                  (Unaudited)                                   9 - 10

       Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations 11 - 12


       PART II.  OTHER INFORMATION

       Item 1.   Legal Proceedings                              13

       Item 4.   Submission of matters to a Vote of Security
                  Holders                                       13

       Item 6.   Exhibits and Reports on Form 8-K               14


       SIGNATURES                                               15

       INDEX TO EXHIBITS                                        16

                      PART I - FINANCIAL INFORMATION

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                          (Dollars in Thousands)
                                  ASSETS


                                             JUNE 30,       DECEMBER 31,
                                                1994           1993
                                             (UNAUDITED)
Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1994-$67,919;
    1993-$94,451)                            $  226,687     $  292,268
  Marketable securities, at cost which
    approximates market                          30,002         30,106
  Receivables (less allowance for doubtful
    accounts: 1994-$15,380; 1993-$16,834)     1,745,307      1,525,717
  Expenditures billable to clients              124,741        100,230
  Prepaid expenses and other current assets      60,051         54,835
    Total current assets                      2,186,788      2,003,156

Other Assets:
  Investment in unconsolidated affiliates        36,474         28,182
  Deferred taxes on income                       66,662         38,570
  Other investments and miscellaneous assets     92,376         92,048
    Total other assets                          195,512        158,800

Fixed Assets, at cost:
  Land and buildings                             69,315         65,327
  Furniture and equipment                       290,361        268,387
                                                359,676        333,714
  Less accumulated depreciation                 186,092        170,998
                                                173,584        162,716
  Unamortized leasehold improvements             52,802         53,975
    Total fixed assets                          226,386        216,691

Intangible Assets (less accumulated
  amortization: 1994-$122,465;
  1993-$111,710)                                517,403        491,170

Total assets                                 $3,126,089     $2,869,817



See accompanying notes to consolidated financial statements.



                                    3
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
               (Dollars in Thousands Except Per Share Data)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                        JUNE 30,      DECEMBER 31,
                                          1994           1993
                                        (UNAUDITED)
Current Liabilities:
  Payable to banks                      $  142,628    $  147,075
  Accounts payable                       1,610,841     1,428,442
  Accrued expenses                         165,257       183,501
  Accrued income taxes                      86,526        76,963
    Total current liabilities            2,005,252     1,835,981

Noncurrent Liabilities:
  Long-term debt                           126,138       118,088
  Convertible subordinated debentures      109,241       107,997
  Deferred compensation and reserve
    for termination liabilities            195,834       146,774
  Accrued postretirement benefits           44,480        44,480
  Other noncurrent liabilities              32,838        39,274
  Minority interests in consolidated
    subsidiaries                             9,884        13,208
    Total noncurrent liabilities           518,415       469,821

Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized:  100,000,000
    shares issued:
         1994 - 87,244,893
         1993 - 86,299,688                   8,724         8,630
  Additional paid-in capital               363,887       335,340
  Retained earnings                        596,223       570,267
  Adjustment for minimum pension
    liability                                 (704)         (704)
  Cumulative translation adjustments       (99,500)     (116,432)
                                           868,630       797,101
  Less:
  Treasury stock, at cost:
    1994 - 11,917,760 shares
    1993 - 11,449,031 shares               227,887       208,821
  Unamortized expense of restricted
    stock grants                            38,321        24,265
    Total stockholders' equity             602,422       564,015

Total Liabilities and Stockholders'
  Equity                                $3,126,089    $2,869,817

See accompanying notes to consolidated financial statements.
                                    4
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                        THREE MONTHS ENDED JUNE 30
                                (UNAUDITED)
               (Dollars in Thousands Except Per Share Data)

                                               1994         1993

Revenue                                    $   480,796  $   470,324
Other income                                    16,709       13,434
     Gross income                              497,505      483,758

Costs and expenses:
  Operating expenses                           396,331      377,990
  Interest                                       8,899        9,094
     Total costs and expenses                  405,230      387,084

Income before provision for income taxes        92,275       96,674

Provision for income taxes:
  United States - federal                       11,503       10,211
                - state and local                4,831        4,286
  Foreign                                       22,934       30,395
     Total provision for income taxes           39,268       44,892

Income of consolidated companies                53,007       51,782

Income applicable to minority interests            430       (2,815)

Equity in net income of unconsolidated
  affiliates                                       662           20


Net income                                 $    54,099  $    48,987

Weighted average number of common shares    74,821,374   75,250,928

Earnings per common and common equivalent
  share                                    $       .72  $       .65

Cash dividends per common share            $      .140  $      .125



See accompanying notes to consolidated financial statements.





                                     5
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                         SIX MONTHS ENDED JUNE 30
                                (UNAUDITED)
               (Dollars in Thousands Except Per Share Data)

                                               1994         1993

Revenue                                    $   885,109  $   848,572
Other income                                    33,358       24,971
     Gross income                              918,467      873,543

Costs and expenses:
  Operating expenses                           786,019      738,721
  Interest                                      16,065       16,815
     Total costs and expenses                  802,084      755,536

Income before provision for income taxes       116,383      118,007

Provision for income taxes:
  United States - federal                       17,383       16,814
                - state and local                7,965        6,346
  Foreign                                       24,287       31,750
     Total provision for income taxes           49,635       54,910

Income of consolidated companies                66,748       63,097

Income applicable to minority interests           (547)      (3,447)

Equity in net income of unconsolidated
  affiliates                                       888          362

Income before effect of accounting
  changes                                       67,089       60,012

Effect of accounting changes:
  Postemployment benefits                      (21,780)           -
  Income taxes                                       -         (512)

Net income                                 $    45,309  $    59,500

Weighted average number of common shares    74,991,406   75,402,829

Per Share Data:
Income before effect of accounting changes $       .89          .80
Effect of accounting changes                      (.29)        (.01)
Net income                                 $       .60  $       .79

Cash dividends per common share            $      .265  $      . 24

See accompanying notes to consolidated financial statements.

                                     6
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30
                                (UNAUDITED)
                          (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                  1994      1993
Net income after effect of accounting changes       $ 45,309  $ 59,500
Adjustments to reconcile net income to
    cash (used in)/provided by operating activities:
  Effect of accounting changes                        21,780       512
  Depreciation and amortization of fixed assets       20,263    19,300
  Amortization of intangible assets                   10,755     9,691
  Amortization of restricted stock awards              5,454     4,458
  Equity in net income of unconsolidated affiliates     (888)     (362)
  Income applicable to minority interests                547     3,447
  Translation losses                                  12,776     7,504
  Other                                              (11,096)   (9,776)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                       (191,251) (132,013)
  Expenditures billable to clients                   (22,659)  (21,433)
  Prepaid expenses and other assets                   (2,579)  (12,431)
  Accounts payable and accrued expenses               89,845    77,806
  Accrued income taxes                                 7,752    27,224
  Deferred income taxes                              (26,888)        -
  Deferred compensation and reserve for termination
    allowances                                        39,972   (11,415)
Net cash (used in)/provided by operating activities     (908)   22,012
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                       (14,970)   (4,103)
  Capital expenditures                               (23,452)  (53,994)
  Proceeds from sales of assets                          712       615
  Net proceeds from/(purchases of)
    marketable securities                              2,607    (2,645)
  Other investments and miscellaneous assets           5,890    (6,171)
  Unconsolidated affiliates                           (3,892)   (2,372)
Net cash used in investing activities                (33,105)  (68,670)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease)/increase in short-term borrowings       (13,235)   39,311
  Proceeds from long-term debt                        25,000    44,742
  Payments of debt                                   (20,272)  (14,170)
  Treasury stock acquired                            (20,942)  (12,301)
  Issuance of Common Stock                             7,835    10,768
  Cash Dividends                                     (19,353)  (17,661)
Net cash (used in)/provided by financing activities  (40,967)   50,689
Effect of exchange rates on cash and cash
  equivalents                                          9,399   (12,329)
Decrease in cash and cash equivalents                (65,581)   (8,298)
Cash and cash equivalents at beginning of year       292,268   255,778
Cash and cash equivalents at end of quarter         $226,687  $247,480

See accompanying notes to consolidated financial statements.

                                  7PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1. Consolidated Financial Statements

(a) The consolidated balance sheet as of June 30, 1994, the consolidated statements of income for the three months and six months ended June 30, 1994 and 1993 and the statement of cash flows for the six months ended June 30, 1994 and 1993, are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1994 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company") December 31, 1993 annual report to stockholders. The results of operations for the period ended June 30, 1994 are not necessarily indicative of the operating results for the full year.

(b) FAS No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $46.5 million and $29.4 million in the first six months of 1994 and 1993, respectively. Interest payments during the first six months of 1994 were approximately $10.0 million. Interest payments during the comparable period of 1993 were not materially different from interest expense.

(c) Effective January 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes" and recorded a one-time charge of $512,000. This statement requires the use of the liability method of accounting for deferred income taxes.

(d) Effective January 1, 1994, the Company adopted FAS 112 "Employers' Accounting for Postemployment Benefits" and recorded a one-time pre-tax charge of $39.6 million or $21.8 million after-tax.








                                     8
PAGE

                                                          Exhibit 11
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
                                (UNAUDITED)
               (Dollars in Thousands Except Per Share Data)

                                          Three Months Ended June 30
Primary                                         1994           1993

Net income                                  $    54,099    $    48,987
Add:
  Dividends paid net of related income tax
    applicable to restricted stock                   91            107
Net income, as adjusted                     $    54,190    $    49,094
Weighted average number of common shares
  outstanding                                72,667,554     72,724,927

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,153,820      2,526,001
        Total                                74,821,374     75,250,928

Earnings per common and common equivalent
  share                                     $       .72    $       .65
                                          Three Months Ended June 30
Fully Diluted                                   1994          1993

Net income                                  $    54,099    $    48,987
Add:
After tax interest savings on assumed
  conversion of subordinated debentures           1,527          1,462
Dividends paid net of related income tax
  applicable to restricted stock                     96            110
Net income, as adjusted                     $    55,722    $    50,559
Weighted average number of common shares
  outstanding                                72,667,554     72,724,927
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,227,462      2,567,885
Assumed conversion of subordinated
  debentures                                  3,002,130      3,002,130
        Total                                77,897,146     78,294,942
Earnings per common and common equivalent
  share                                     $       .72    $       .65







                                     9
PAGE

                                                           Exhibit 11
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
                                (UNAUDITED)
               (Dollars in Thousands Except Per Share Data)

                                          Six Months Ended June 30
Primary                                         1994           1993

Net income before effect of accounting
  changes                                   $    67,089    $    60,012

Effect of accounting changes                    (21,780)          (512)
Add:
  Dividends paid net of related income tax
    applicable to restricted stock                  171            204

Net income, as adjusted                     $    45,480    $    59,704
Weighted average number of common shares
  outstanding                                72,773,492     72,689,124

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,217,914      2,713,705

        Total                                74,991,406     75,402,829
Per share data:
Income before effect of accounting changes          .89            .80
Effect of accounting changes                       (.29)          (.01)
Net Income                                  $       .60    $       .79
                                          Six Months Ended June 30
Fully Diluted                                   1994          1993

Net income before effect of accounting
  changes                                   $    67,089    $    60,012

Effect of accounting changes                    (21,780)          (512)
Add:
After tax interest savings on assumed
  conversion of subordinated debentures           3,020          2,923
Dividends paid net of related income tax
  applicable to restricted stock                    178            209

Net income, as adjusted                     $    48,507    $    62,632
Weighted average number of common shares
  outstanding                                72,773,492     72,689,124
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,272,021      2,753,005
Assumed conversion of subordinated
  debentures                                  3,002,130      3,002,130
        Total                                78,047,643     78,444,259
Per share data:
Income before effect of accounting changes          .90            .80
Effect of accounting changes                       (.28)          (.01)
Net income                                  $       .62    $       .79

                                    10
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



Working capital at June 30, 1994 was $181.5 million, an increase of $14.3 million from December 31, 1993. The ratio of current assets to current liabilities remained relatively unchanged from December 31, 1993 at approximately 1.1 to 1.


The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first six months of 1994, the Company acquired 666,968 shares of its own stock for approximately $21.0 million for the purposes of fulfilling the Company's obligations under its various compensation plans.

PAGE

RESULTS OF OPERATIONS
Three Months Ended June 30, 1994 Compared to Three Months Ended June 30,
1993

Total revenue for the three months ended June 30, 1994 increased $10.5 million, or 2.2%, to $480.8 million compared to the same period in 1993. Domestic revenue increased 9.9% from 1993 levels. Foreign revenue decreased 1.5% during the second quarter of 1994 compared to 1993. Other income increased by $3.3 million during the second quarter of 1994.

Operating expenses increased $18.3 million or 4.9% during the three months ended June 30, 1994 compared to the same period in 1993. Interest expense was flat as compared to the same period in 1993.

Net losses from exchange and translation of foreign currencies for the three months ended June 30, 1994 were approximately $3.8 million versus $2.9 million for the same period in 1993. The increase in 1994 is primarily due to increased translation losses in Brazil.

The effective tax rate for the three months ended June 30, 1994 was 42.6%, as compared to 46.4% in 1993. The decrease in the effective tax rate is mainly due to the geographic mix of earnings.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Six Months Ended June 30, 1994 Compared to Six Months Ended June 30, 1993

Total revenue for the six months ended June 30, 1994 increased $36.5 million, or 4.3%, to $885.1 million compared to the same period in 1993. The U.S. dollar was slightly stronger during 1994 as compared to 1993, which had a negligible impact on revenue. Domestic revenue increased 15.6% from 1993 levels. Foreign revenue declined 1.2% during the six months of 1994 compared to 1993. Other income increased $8.4 million in the six months of 1994 mainly due to increased interest income.

Operating expenses increased $47.3 million or 6.4% during the six months ended June 30, 1994 compared to the same period in 1993. Interest expense decreased 4.5% during the six months ended June 30, 1994 as compared to the same six month period in 1993.

Net losses from exchange and translation of foreign currencies for the six months ended June 30, 1994 were approximately $9.4 million versus $6.3 million for the same period in 1993. The increase in 1994 is primarily due to increased translation losses in Brazil.

The effective tax rate for the six months ended June 30, 1994 was 42.6%, as compared to 46.5% in 1993. The decrease in the effective tax rate is mainly due to the geographic mix of earnings.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        There have been no material developments in Haight et. al. v. The American Tobacco Company et. al., the case wherein several tobacco companies and their advertising agencies are defendants, since the description of this case in the Company's report on Form 10-K for the year ended December 31, 1993.


Item 4.  Submission of Matters to a Vote of Security Holders.


 (a) This item is answered in respect of the Annual Meeting of Stockholders held May 17, 1994.

 (b) No response is required to Paragraph (b) because (i) proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended and (ii) there was no solicitation in opposition to Management's nominees as listed in the proxy statement and all such nominees were elected.

 (c) At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

        --Proposal to approve Management's nominees for director as follows:

          Nominee                For            Withheld

          Eugene P. Beard        63,498,851     147,679
          Lynne V. Cheney        63,508,243     138,287
          Philip H. Geier, Jr.   63,504,689     141,841
          Robert L. James        63,487,321     159,209
          Frank B. Lowe          63,500,181     146,349
          Leif H. Olsen          63,492,025     154,505
          Kenneth L. Robbins     63,503,337     143,193
          J. Phillip Samper      63,499,489     147,041
          Joseph J. Sisco        63,480,267     166,263
          Frank Stanton          63,450,614     195,916
          Jacqueline G. Wexler   63,485,717     160,813

          -- Proposal to approve Interpublic's Outside Directors'
          Stock Option Plan
                                                 Broker
          For            Against      Abstain   Nonvotes

          54,635,542     7,678,128    392,919   939,941

          -- Proposal to appoint independent accountants.

          For            Against      Abstain

          63,455,850     82,741       107,939

 (d)      Not applicable.
                               13
PAGE

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits

Exhibit 10A(i) Executive Special Benefit Agreement made as of June 1, 1994 between Interpublic and Eugene P. Beard.

Exhibit 10A(ii)    Supplemental Agreement made as of June 1,
                   1994 between Interpublic and Eugene P. Beard to an Employment Agreement made as of January 1, 1983.

Exhibit 10B(i)     The Interpublic Outside Directors' Stock
                   Option Plan.

Exhibit 10B(ii)    The Interpublic Outside Directors' Pension
                   Plan.

Exhibit 10C(i)     Note Purchase Agreement, dated as of May 26,
                   1994 between Interpublic and The Prudential
                   Insurance Company of America.

Exhibit 10C(ii)    Note, dated May 26, 1994 of Interpublic.

Exhibit 10D Amendment No. 4 dated as of May 19, 1994 to Note Purchase Agreement dated as of August
                   20, 1991 By and Among Interpublic, McCann-
                   Erickson Advertising of Canada Ltd.,
                   MacLaren Lintas Inc., The Prudential Insurance Company of America and Prudential Property and Casualty Insurance Company.

Exhibit 11         Computation of Earnings Per Share.


 (b)    Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 1994.

















                               14
PAGE

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)




Date: August 12, 1994   By /S/  Philip H. Geier, Jr.
                                Philip H. Geier, Jr.
                                Chairman of the Board,
                                President and Chief
                                Executive Officer




Date: August 12, 1994   By /S/  Eugene P. Beard
                                Eugene P. Beard
                                Executive Vice President -
                                Finance and Operations,
                                Chief Financial Officer




























                               15
PAGE

  THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                        INDEX TO EXHIBITS






Exhibit No.         Description

Exhibit 10A(i)      Executive Special Benefit Agreement
                    made as of June 1, 1994 between
                    Interpublic and Eugene P. Beard

Exhibit 10A(ii)     Supplemental Agreement made as of
                    June 1, 1994 between Interpublic and
                    Eugene P. Beard to an Employment
                    Agreement made as of January 1, 1983

Exhibit 10B(i)      The Interpublic Outside Directors'
                    Stock Option Plan

Exhibit 10B(ii)     The Interpublic Outside Directors'
                    Pension Plan

Exhibit 10C(i)      Note Purchase Agreement, dated as of
                    May 26, 1994 between Interpublic and
                    The Prudential Insurance Company of
                    America

Exhibit 10C(ii)     Note, dated May 26, 1994 of Interpublic

Exhibit 10D         Amendment No. 4 dated as of May 19,
                    1994 to Note Purchase Agreement dated
                    as of August 20, 1991 By and Among
                    Interpublic, McCann-Erickson Advertising of Canada Ltd., MacLaren Lintas Inc., The Prudential Insurance Company of America and Prudential Property and Casualty Insurance Company.

Exhibit 11          Computation of Earnings Per Share
















                               16
PAGE