Form 10-Q
period 1994-09-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 1994-11-15
CIK 51644

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Common Stock outstanding at October 31, 1994:
          76,956,291 shares.

PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                                 I N D E X

                                                                Page

       PART I.   FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Consolidated Balance Sheet
                  September 30, 1994 (Unaudited) and
                  December 31, 1993                             3-4

                 Consolidated Income Statement
                  Three months ended September 30, 1994
                  and 1993 (Unaudited)                          5

                 Consolidated Income Statement
                  Nine months ended September 30, 1994
                  and 1993 (Unaudited)                          6

                 Consolidated Statement of Cash Flows
                  Nine months ended September 30, 1994
                  and 1993 (Unaudited)                          7


                 Notes to Consolidated Financial Statements
                  (Unaudited)                                   8

                 Computation of Earnings Per Share
                  (Unaudited)                                   9 - 10

       Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations 11 - 12


       PART II.  OTHER INFORMATION

       Item 1.   Legal Proceedings                              13


       Item 6.   Exhibits and Reports on Form 8-K               13 - 15


       SIGNATURES                                               16

       INDEX TO EXHIBITS                                        17 - 19

                      PART I - FINANCIAL INFORMATION

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                          (Dollars in Thousands)
                                  ASSETS


                                             SEPTEMBER 30,  DECEMBER 31,
                                                1994           1993
                                             (UNAUDITED)
Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1994-$87,227;
    1993-$94,451)                            $  233,515     $  292,268
  Marketable securities, at cost which
    approximates market                          39,145         30,106
  Receivables (less allowance for doubtful
    accounts: 1994-$16,112; 1993-$16,834)     1,523,061      1,525,717
  Expenditures billable to clients              123,414        100,230
  Prepaid expenses and other current assets      59,532         54,835
    Total current assets                      1,978,667      2,003,156

Other Assets:
  Investment in unconsolidated affiliates        65,980         28,182
  Deferred taxes on income                       70,447         38,570
  Other investments and miscellaneous assets     96,278         92,048
    Total other assets                          232,705        158,800

Fixed Assets, at cost:
  Land and buildings                             70,360         65,327
  Furniture and equipment                       306,301        268,387
                                                376,661        333,714
  Less accumulated depreciation                 199,858        170,998
                                                176,803        162,716
  Unamortized leasehold improvements             54,787         53,975
    Total fixed assets                          231,590        216,691

Intangible Assets (less accumulated
  amortization: 1994-$127,818;
  1993-$111,710)                                589,748        491,170

Total assets                                 $3,032,710     $2,869,817



See accompanying notes to consolidated financial statements.



                                    3
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
               (Dollars in Thousands Except Per Share Data)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                        SEPTEMBER 30, DECEMBER 31,
                                          1994           1993
                                        (UNAUDITED)
Current Liabilities:
  Payable to banks                      $  141,199    $  147,075
  Accounts payable                       1,436,540     1,428,442
  Accrued expenses                         192,312       183,501
  Accrued income taxes                      78,870        76,963
    Total current liabilities            1,848,921     1,835,981

Noncurrent Liabilities:
  Long-term debt                           131,378       118,088
  Convertible subordinated debentures      109,884       107,997
  Deferred compensation and reserve
    for termination liabilities            204,528       146,774
  Accrued postretirement benefits           44,480        44,480
  Other noncurrent liabilities              34,095        39,274
  Minority interests in consolidated
    subsidiaries                            11,193        13,208
    Total noncurrent liabilities           535,558       469,821

Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized:  100,000,000
    shares issued:
         1994 - 87,435,548
         1993 - 86,299,688                   8,744         8,630
  Additional paid-in capital               393,372       335,340
  Retained earnings                        603,234       570,267
  Adjustment for minimum pension
    liability                                 (704)         (704)
  Cumulative translation adjustments       (95,881)     (116,432)
                                           908,765       797,101
  Less:
  Treasury stock, at cost:
    1994 - 10,972,727 shares
    1993 - 11,449,031 shares               223,486       208,821
  Unamortized expense of restricted
    stock grants                            37,048        24,265
    Total stockholders' equity             648,231       564,015

Total Liabilities and Stockholders'
  Equity                                $3,032,710    $2,869,817

See accompanying notes to consolidated financial statements.
                                    4
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                      THREE MONTHS ENDED SEPTEMBER 30
                                (UNAUDITED)
               (Dollars in Thousands Except Per Share Data)

                                               1994         1993

Revenue                                    $   427,378  $   399,268
Other income                                    13,130       11,759
Gross income                                   440,508      411,027

Costs and expenses:
  Operating expenses                           400,591      376,697
  Interest                                       7,706        4,584
     Total costs and expenses                  408,297      381,281

Income before provision for income taxes        32,211       29,746

Provision for income taxes:
  United States - federal                       11,698        5,907
                - state and local                  (90)       2,736
  Foreign                                        2,671        4,415
     Total provision for income taxes           14,279       13,058

Income of consolidated companies                17,932       16,688

Income applicable to minority interests         (1,144)      (1,872)

Equity in net income of unconsolidated
  affiliates                                       616         (126)


Net income                                 $    17,404  $    14,690

Weighted average number of common shares    75,565,452   74,980,761

Earnings per common and common equivalent
  share                                    $       .23  $       .20

Cash dividends per common share            $      .140  $      .125



See accompanying notes to consolidated financial statements.





                                     5
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                      NINE MONTHS ENDED SEPTEMBER 30
                                (UNAUDITED)
               (Dollars in Thousands Except Per Share Data)

                                               1994         1993

Revenue                                    $ 1,312,487  $ 1,247,840
Other income                                    46,488       36,730
Gross income                                 1,358,975    1,284,570

Costs and expenses:
  Operating expenses                         1,186,610    1,115,420
  Interest                                      23,771       21,398
     Total costs and expenses                1,210,381    1,136,818

Income before provision for income taxes       148,594      147,752

Provision for income taxes:
  United States - federal                       29,081       22,721
                - state and local                7,875        9,082
  Foreign                                       26,958       36,165
     Total provision for income taxes           63,914       67,968

Income of consolidated companies                84,680       79,784

Income applicable to minority interests         (1,691)      (5,318)

Equity in net income of unconsolidated
  affiliates                                     1,504          236

Income before effect of accounting
  changes                                       84,493       74,702

Effect of accounting changes:
  Postemployment benefits                      (21,780)           -
  Income taxes                                       -         (512)

Net income                                 $    62,713  $    74,190

Weighted average number of common shares    75,184,671   75,261,301

Per Share Data:
Income before effect of accounting changes $      1.12         1.00
Effect of accounting changes                      (.29)        (.01)
Net income                                 $       .83  $       .99

Cash dividends per common share            $      .405  $      .365

See accompanying notes to consolidated financial statements.

                                     6
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30
                                (UNAUDITED)
                          (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                  1994      1993
Net income after effect of accounting changes       $ 62,713  $ 74,190
Adjustments to reconcile net income to
    cash provided by operating activities:
  Effect of accounting changes                        21,780       512
  Depreciation and amortization of fixed assets       32,259    29,539
  Amortization of intangible assets                   16,108    13,978
  Amortization of restricted stock awards              7,864     6,537
  Equity in net income of unconsolidated affiliates   (1,504)     (236)
  Income applicable to minority interests              1,691     5,318
  Translation losses                                  13,322    12,040
  Other                                               (9,031)   (3,589)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                         73,824    81,004
  Expenditures billable to clients                   (22,590)  (33,527)
  Prepaid expenses and other assets                   (2,949)  (11,055)
  Accounts payable and accrued expenses             (158,458) (131,321)
  Accrued income taxes                                (5,230)   19,863
  Deferred income taxes                              (31,200)        -
  Deferred compensation and reserve for termination
    allowances                                        41,414    (6,023)
Net cash provided by operating activities             40,013    57,230
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                       (48,236)   (5,248)
  Capital expenditures                               (34,931)  (65,687)
  Proceeds from sales of assets                       38,578     1,154
  Purchases of
    marketable securities                             (8,507)   (1,914)
  Other investments and miscellaneous assets          (3,507)   (9,617)
  Unconsolidated affiliates                           (3,753)     (502)
Net cash used in investing activities                (60,356)  (81,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease)/increase in short-term borrowings        (8,831)   32,740
  Proceeds from long-term debt                        25,000    43,553
  Payments of debt                                   (21,981)  (14,261)
  Treasury stock acquired                            (29,332)  (24,006)
  Issuance of Common Stock                            10,215    16,212
  Cash Dividends                                     (29,746)  (26,756)
Net cash (used in)/provided by financing activities  (54,675)   27,482
Effect of exchange rates on cash and cash
  equivalents                                         16,265    (6,161)
Decrease in cash and cash equivalents                (58,753)   (3,263)
Cash and cash equivalents at beginning of year       292,268   255,778
Cash and cash equivalents at end of quarter         $233,515  $252,515

See accompanying notes to consolidated financial statements.

                                  7PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1. Consolidated Financial Statements

(a) The consolidated balance sheet as of September 30, 1994, the consolidated income statements for the three months and nine months ended September 30, 1994 and 1993 and the consolidated statement of cash flows for the nine months ended September 30, 1994 and 1993, are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1994 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company") December 31, 1993 annual report to stockholders. The results of operations for the period ended September 30, 1994 are not necessarily indicative of the operating results for the full year.

(b) FAS No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $52.7 million and $48.4 million in the first nine months of 1994 and 1993, respectively. Interest payments during the first nine months were approximately $14.9 million and $17.8 million in 1994 and 1993, respectively.

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








                                     8
PAGE

                                                          Exhibit 11
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
                                (UNAUDITED)
               (Dollars in Thousands Except Per Share Data)

                                          Three Months Ended September 30
Primary                                         1994           1993

Net income                                  $    17,404    $    14,690
Add:
  Dividends paid net of related income tax
    applicable to restricted stock                   92            107
Net income, as adjusted                     $    17,496    $    14,797
Weighted average number of common shares
  outstanding                                73,296,460     72,459,154

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,268,992      2,521,607
        Total                                75,565,452     74,980,761

Earnings per common and common equivalent
  share                                     $       .23    $       .20
                                          Three Months Ended September 30
Fully Diluted                                   1994          1993

Net income                                  $    17,404    $    14,690
Add:
After tax interest savings on assumed
  conversion of subordinated debentures           1,527          1,462
Dividends paid net of related income tax
  applicable to restricted stock                     96            117
Net income, as adjusted                     $    19,027    $    16,269
Weighted average number of common shares
  outstanding                                73,296,460     72,459,154
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,320,752      2,634,325
Assumed conversion of subordinated
  debentures                                  3,002,130      3,002,130
        Total                                78,619,342     78,095,609
Earnings per common and common equivalent
  share                                     $       .24    $       .21







                                     9
PAGE

                                                           Exhibit 11
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
                                (UNAUDITED)
               (Dollars in Thousands Except Per Share Data)

                                          Nine Months Ended September 30
Primary                                         1994           1993

Net income before effect of accounting
  changes                                   $    84,493    $    74,702

Effect of accounting changes                    (21,780)          (512)
Add:
  Dividends paid net of related income tax
    applicable to restricted stock                  264            307

Net income, as adjusted                     $    62,977    $    74,497
Weighted average number of common shares
  outstanding                                72,949,730     72,611,625

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,234,941      2,649,676

        Total                                75,184,671     75,261,301
Per share data:
Income before effect of accounting changes         1.12           1.00
Effect of accounting changes                       (.29)          (.01)
Net Income                                  $       .83    $       .99
                                          Nine Months Ended September 30
Fully Diluted                                   1994          1993

Net income before effect of accounting
  changes                                   $    84,493    $    74,702

Effect of accounting changes                    (21,780)          (512)
Add:
After tax interest savings on assumed
  conversion of subordinated debentures           4,547          4,385
Dividends paid net of related income tax
  applicable to restricted stock                    274            322

Net income, as adjusted                     $    67,534    $    78,897
Weighted average number of common shares
  outstanding                                72,949,730     72,611,625
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,289,594      2,713,446
Assumed conversion of subordinated
  debentures                                  3,002,130      3,002,130
        Total                                78,241,454     78,327,201
Per share data:
Income before effect of accounting changes         1.14           1.01
Effect of accounting changes                       (.28)          (.01)
Net income                                  $       .86    $      1.00

                                    10
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



Working capital at September 30, 1994 was $129.7 million, a decrease of $37.4 million from December 31, 1993. The ratio of current assets to current liabilities remained relatively unchanged from December 31, 1993 at approximately 1.1 to 1.

In late October of 1994, Interpublic Group of Companies, Inc. (the "Company") announced the execution of a merger agreement with Western International Media Corporation. The closing of the transaction is expected to take place during the fourth quarter of 1994.

The Company acquired Ammirati & Puris Holding Inc. effective July 18, 1994. The closing of the transaction took place on August 2, 1994 at which time Interpublic issued 1,092,629 shares of its Common Stock.

The Company sold an interest in Fremantle International in the third quarter of 1994, in exchange for cash in the amount of $31.5 million and a minority interest in All American Communications, Inc.

The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first nine months of 1994, the Company acquired 928,489 shares of its own stock for approximately $29.3 million for the purposes of fulfilling the Company's obligations under its various compensation plans.

RESULTS OF OPERATIONS
Three Months Ended September 30, 1994 Compared to Three Months Ended September 30, 1993

Total revenue for the three months ended September 30, 1994 increased $28.1 million, or 7.0%, to $427.4 million compared to the same period in 1993. Domestic revenue increased 3.1% from 1993 levels. Foreign revenue increased 9.2% during the third quarter of 1994 compared to 1993. Other income increased by $1.4 million during the third quarter of 1994.

Operating expenses increased $23.9 million or 6.3% during the three months ended September 30, 1994 compared to the same period in 1993. Interest expense increased by $3.1 million during the third quarter of 1994, as compared to the same period in 1993.

Net losses from exchange and translation of foreign currencies for the three months ended September 30, 1994 were approximately $.4 million versus $3.8 million for the same period in 1993. The decrease in 1994 is primarily due to decreased translation losses in Brazil.

The effective tax rate for the three months ended September 30, 1994 was 44.3%, as compared to 43.9% in 1993. The increase in the effective tax rate is mainly due to the geographic mix of earnings.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Nine Months Ended September 30, 1994 Compared to Nine Months Ended September 30, 1993

Total revenue for the nine months ended September 30, 1994 increased $64.6 million, or 5.2%, to $1,312.5 million compared to the same period in 1993. The U.S. dollar was slightly stronger during 1994 as compared to 1993, which had a negligible impact on revenue. Domestic revenue increased 11.3% from 1993 levels. Foreign revenue increased 2.0% during the nine months of 1994 compared to 1993. Other income increased $9.8 million in the nine months of 1994 mainly due to increased interest income.

Operating expenses increased $71.2 million or 6.4% during the nine months ended September 30, 1994 compared to the same period in 1993. Interest expense increased 11.1% during the nine months ended September 30, 1994 as compared to the same nine month period in 1993.

Net losses from exchange and translation of foreign currencies for the nine months ended September 30, 1994 were approximately $9.8 million versus $10.1 million for the same period in 1993. The decrease in 1994 is primarily due to decreased translation losses in Brazil.

The effective tax rate for the nine months ended September 30, 1994 was 43.0%, as compared to 46.0% in 1993. The decrease in the effective tax rate is mainly due to the geographic mix of earnings.

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


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit 10A       Executive Special Benefit Agreement made as of
                  June 1, 1994, between Interpublic and Philip H.
                  Geier, Jr.

Exhibit 10B Employment Agreement made as of August 1, 1994, between Interpublic and Kenneth L. Robbins.

Exhibit
10C(i) (a)        Amendment, No. 3, dated as of August 15, 1994,
                  to the Credit Agreement, dated as of September
                  30, 1992, and effective as of December 30, 1992, between Interpublic and The Bank of New
                  York ("BONY").

Exhibit
10C(i) (b)        Letter, dated August 11, 1994, executed by
                  BONY, extending the term of the aforementioned
                  Credit Agreement.

Exhibit
10C(ii)(a)        Amendment, No. 3, dated as of August 15, 1994,
                  to Credit Agreement, dated as of September 30, 1992, and effective as of December 23, 1992, between Interpublic and Chemical Bank
                  ("Chemical").

Exhibit
10C(ii) (b)       Letter, dated August 11, 1994, executed by
                  Chemical, extending the term of the
                  aforementioned Credit Agreement.

Exhibit
10C(iii) (a)      Amendment, No. 3, dated as of August 15, 1994,
                  to the Credit Agreement, dated as of September
                  30, 1992, and effective as of December 22, 1992, between Interpublic and Citibank, N.A.
                  ("Citibank").

Exhibit
10C(iii) (b)      Letter, dated August 8, 1994, executed by
                  Citibank, extending the term of the
                  aforementioned Credit Agreement.

Exhibit
10C(iv) (a)       Amendment, No. 3, dated as of August 15, 1994,
                  to the Credit Agreement, dated as of September
                  30, 1992, and effective as of December 16, 1992, between Interpublic and The Fuji Bank,
                  Limited ("Fuji").

Exhibit
10C(iv) (b)       Letter, dated August 11, 1994, executed by
                  Fuji, extending the term of the aforementioned
                  Credit Agreement.

Exhibit
10C(v) (a)        Amendment, No. 3, dated as of August 15, 1994,
                  to the Credit Agreement, dated as of September
                  30, 1992, and effective as of December 23, 1992, between Interpublic and NBD Bank, N.A.
                  ("NBD").

Exhibit
10C(v) (b)        Letter, dated August 11, 1994, executed by NBD
                  extending the term of the aforementioned Credit
                  Agreement.

Exhibit
10C(v) (c)        Amendment, No. 4, dated as of August 15, 1994,
                  to the Term Loan Agreement, dated March 14,
                  1991, between Interpublic and NBD.

Exhibit
10C(vi) Amendment, No. 3, dated as of August 15, 1994, to the Credit Agreement, dated as of September 30, 1992, and effective as of December 23, 1992, between Interpublic and Swiss Bank Corporation.

Exhibit
10C(vii) (a)      Amendment, No. 3, dated as of August 15, 1994,
                  to the Credit Agreement, dated as of September
                  30, 1992, and effective as of December 30, 1992, between Interpublic and Trust Company
                  Bank ("Trust").

Exhibit
10C(vii) (b)      Letter, dated August 11, 1994, executed by
                  Trust, extending the term of the aforementioned
                  Credit Agreement.

Exhibit
10C(vii) (c)      Amendment, No. 5, dated as of August 15, 1994,
                  to the Credit Agreement, dated as of March 14, 1991, between Interpublic and Trust.

Exhibit
10C(viii) (a)     Amendment, No. 3, dated as of August 15, 1994,
                  to the Credit Agreement, dated as of September
                  30, 1992, and effective as of December 29, 1992, between Interpublic and Union Bank of
                  Switzerland ("UBS").

Exhibit
10C(viii) (b)     Letter, dated August 11, 1994, executed by UBS,
                  extending the term of the aforementioned Credit
                  Agreement.

Exhibit 11        Computation of Earnings Per Share.

Exhibit 27        Fianancial Data Schedule

 (b)    Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 1994.





                               15
PAGE

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)




Date: November 14, 1994 By /S/  Philip H. Geier, Jr.
                                Philip H. Geier, Jr.
                                Chairman of the Board,
                                President and Chief
                                Executive Officer




Date: November 14, 1994 By /S/  Eugene P. Beard
                                Eugene P. Beard
                                Executive Vice President -
                                Finance and Operations,
                                Chief Financial Officer




























                               16
PAGE

  THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                        INDEX TO EXHIBITS






Exhibit No.         Description

Exhibit 10A Executive Special Benefit Agreement made as of June 1, 1994, between Interpublic and
                    Philip H. Geier, Jr.

Exhibit 10B         Employment Agreement made as of August 1,
                    1994, between Interpublic and Kenneth L.
                    Robbins.

Exhibit
10C(i) (a)          Amendment, No. 3, dated as of August 15,
                    1994, to the Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and
                    The Bank of New York ("BONY").

Exhibit
10C(i) (b)          Letter, dated August 11, 1994, executed by
                    BONY, extending the term of the
                    aforementioned Credit Agreement.

Exhibit
10C(ii)(a)          Amendment, No. 3, dated as of August 15,
                    1994, to Credit Agreement, dated as of
                    September 30, 1992, and effective as of
                    December 23, 1992, between Interpublic and
                    Chemical Bank ("Chemical").

Exhibit
10C(ii) (b)         Letter, dated August 11, 1994, executed by
                    Chemical, extending the term of the
                    aforementioned Credit Agreement.

Exhibit
10C(iii) (a)        Amendment, No. 3, dated as of August 15,
                    1994, to the Credit Agreement, dated as of September 30, 1992, and effective as of December 22, 1992, between Interpublic and
                    Citibank, N.A. ("Citibank").

Exhibit
10C(iii) (b)        Letter, dated August 8, 1994, executed by
                    Citibank, extending the term of the
                    aforementioned Credit Agreement.

Exhibit
10C(iv) (a)         Amendment, No. 3, dated as of August 15,
                    1994, to the Credit Agreement, dated as of September 30, 1992, and effective as of December 16, 1992, between Interpublic and
                    The Fuji Bank, Limited ("Fuji").

Exhibit
10C(iv) (b)         Letter, dated August 11, 1994, executed by
                    Fuji, extending the term of the
                    aforementioned Credit Agreement.

Exhibit
10C(v) (a)          Amendment, No. 3, dated as of August 15,
                    1994, to the Credit Agreement, dated as of September 30, 1992, and effective as of December 23, 1992, between Interpublic and
                    NBD Bank, N.A. ("NBD").

Exhibit
10C(v) (b)          Letter, dated August 11, 1994, executed by
                    NBD extending the term of the aforementioned
                    Credit Agreement.

Exhibit
10C(v) (c)          Amendment, No. 4, dated as of August 15,
                    1994, to the Term Loan Agreement, dated
                    March 14, 1991, between Interpublic and NBD.

Exhibit
10C(vi) Amendment, No. 3, dated as of August 15, 1994, to the Credit Agreement, dated as of September 30, 1992, and effective as of December 23, 1992, between Interpublic and Swiss Bank Corporation.

Exhibit
10C(vii) (a)        Amendment, No. 3, dated as of August 15,
                    1994, to the Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and
                    Trust Company Bank ("Trust").

Exhibit
10C(vii) (b)        Letter, dated August 11, 1994, executed by
                    Trust, extending the term of the
                    aforementioned Credit Agreement.

Exhibit
10C(vii) (c)        Amendment, No. 5, dated as of August 15,
                    1994, to the Credit Agreement, dated as of March 14, 1991, between Interpublic and
                    Trust.

Exhibit
10C(viii) (a)       Amendment, No. 3, dated as of August 15,
                    1994, to the Credit Agreement, dated as of September 30, 1992, and effective as of December 29, 1992, between Interpublic and
                    Union Bank of Switzerland ("UBS").

Exhibit
10C(viii) (b)       Letter, dated August 11, 1994, executed by
                    UBS, extending the term of the
                    aforementioned Credit Agreement.

Exhibit 11          Computation of Earnings Per Share.

Exhibit 27          Financial Data Schedule


















                               19
PAGE