Form 10-K
INTERPUBLIC GROUP OF COMPANIES INC
filed 1995-03-28
CIK 51644

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
         Annual Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934

For the fiscal year ended               Commission file number
December 31, 1994                                 1-6686

              THE INTERPUBLIC GROUP OF COMPANIES, INC.
       (Exact name of registrant as specified in its charter)

     Delaware                                     13-1024020
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification  No.)

1271 Avenue of the Americas                        10020
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

The aggregate market value of the registrant's voting stock
(exclusive of shares beneficially owned by persons referred to in response to Item 12 hereof) was $2,418,268,527 as of March 21, 1995.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock outstanding at March 21, 1995: 77,925,241 shares.
PAGE

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference in Parts I and II.

2. Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders are incorporated by reference in Parts I and III.


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

     The principal advertising agency subsidiaries of Interpublic operating within the United States directly or through subsidiaries and the locations of their respective corporate headquarters are:

McCann-Erickson USA, Inc..........      New York, New York

Lintas Campbell-Ewald
 Company..........................      Detroit (Warren),
                                          Michigan

Lintas, Inc.......................      New York, New York

Dailey & Associates...............      Los Angeles, California

Lowe & Partners Inc...............      New York, New York

Ammirati & Puris, Inc.............      New York, New York
PAGE

     In addition to domestic operations, the Company provides advertising services for clients whose business is international in scope as well as for clients whose business is restricted to a single country or a small number of countries. It has offices in Canada as well as in one or more cities in each of the following countries:


               EUROPE, AFRICA AND THE MIDDLE EAST

Austria          Germany      Namibia        South Africa
Belgium          Greece       Netherlands    Spain
Croatia          Hungary      Norway         Sweden
Czech Republic   Ireland      Poland         Switzerland
Denmark          Italy        Portugal       Turkey
Finland          Ivory Coast  Romania        United Arab Emirates
France           Kenya        Russia         United Kingdom
                              Slovakia       Zimbabwe
                              Slovenia


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

     The Company also offers advertising agency services in Aruba, the Bahamas, Bahrain, Belize, Bolivia, Cambodia, Cameroon, Egypt, Gabon, Ghana, Grand Cayman, Guadeloupe, Guyana, Haiti, Reunion, Indonesia, Iran, Israel, Ivory Coast, Kuwait, Lebanon, Martinique, Mauritius, Morocco, Nicaragua, Nigeria, Oman, Pakistan, Paraguay, Saudi Arabia, Senegal, Slovakia, Slovenia, Sri Lanka, Surinam, Tunisia, Uganda, United Arab Emirates (Dubai), Venezuela, VietNam and Zaire through association arrangements with local agencies operating in those countries. PAGE

     For information concerning revenues, operating profits and identifiable assets on a geographical basis for each of the last three years, reference is made to Note 13: Geographic Areas of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1994, which Note is hereby incorporated by reference.

Developments in 1994

     The Company completed several acquisitions and divestitures within the United States and abroad in 1994.

     Effective as of August 11, 1994, Ammirati & Puris Holdings, Inc., a holding company, and its subsidiaries, Ammirati & Puris, Inc. and Ammirati & Puris, Ltd. were acquired. Ammirati & Puris, Inc. is an advertising agency with headquarters in New York City, while Ammirati & Puris, Ltd. is based in Canada.

     As of November 28, 1994, the Company acquired Western International Media Corporation ("Western") and approximately eighteen affiliated sub-chapter S corporations. Western is in the business of media buying and placement, and is based in Los Angeles.

Income from Commissions, Fees and Publications

     The Company generates income from planning, creating and placing advertising in various media. Historically, the commission customary in the industry was 15% of the gross charge ("billings") for advertising space or time; more recently lower commissions have frequently been negotiated, but often with additional incentives for better performance. For example, an incentive component is frequently included in arrangements with clients based on increases in a client's sales of the products or services being advertised. Under commission arrangements, media bill the Company at their gross rates. The Company bills these amounts to its clients, remits the net charges to the media and retains the balance as its commission. Some clients, however, prefer to compensate the Company on a fee basis, under which the Company bills its client for the net charges billed by the media plus an agreed-upon fee. These fees usually are calculated to reflect the Company's salary costs and out-of-pocket expenses incurred on the client's behalf, plus proportional overhead and a profit mark-up.

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

     The Company also receives commissions from clients for planning and supervising work done by outside contractors in the physical preparation of finished print advertisements and the production of television and radio commercials and infomercials. This commission is customarily 17.65% of the outside contractor's net charge, which is the same as 15% of the outside contractor's total charges including commission. With the spread of negotiated fees, the terms on which outstanding contractors' charges are billed are subject to wide variations and even include in some instances the elimination of commissions entirely provided that there are adequate negotiated fees.

     The Company derives income in many other ways, including the planning and placement in media of advertising produced by unrelated advertising agencies; the maintenance of specialized media placement facilities; the creation and publication of brochures, billboards, point of sale materials and direct marketing pieces for clients; the planning and carrying out of specialized marketing research; managing special events at which clients' products are featured; and designing and carrying out interactive programs for special uses.

     The five clients of the Company that made the largest contribution in 1994 to income from commissions and fees accounted individually for 2% to 10% of such income and in the aggregate accounted for over 31% of such income. Twenty clients of the Company accounted for approximately 44% of such income. Based on income from commissions and fees, the three largest clients of the Company are General Motors Corporation, Unilever and The Coca-Cola Company. General Motors Corporation first became a client of one of the Company's agencies in 1916 in the United States. Predecessors of several of the Lintas agencies have supplied advertising services to Unilever since 1893. The client relationship with The Coca-Cola Company began in 1942 in Brazil and in 1955 in the United States. While the loss of the entire business of one of the Company's three largest clients might have a material adverse effect upon the business of the Company, the Company believes that it is very unlikely that the entire business of any of these clients would be lost at the same time, because it represents several different brands or divisions of each of these clients in a number of geographical markets - in each case through more than one of the Company's agency systems.

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

As is customary in the industry, these contracts provide for termination by either party on relatively short notice, usually 90 days but sometimes shorter or longer. In 1994, however, [43%] of income from commissions and fees was derived from clients that had been associated with one or more of the Company's agencies or their predecessors for 20 or more years.

Personnel

     As of January 1, 1995, the Company employed approximately 18,200 persons, of whom approximately 5,400 were employed in the United States. Because of the personal service character of the marketing communications business, the quality of personnel is of crucial importance to continuing success. There is keen competition for qualified employees. Interpublic considers its employee relations to be satisfactory.

     The Company has an active program for training personnel.
The program includes meetings and seminars throughout the world.
It also involves training personnel in its offices in New York and in its larger offices worldwide.

Competition and Other Factors

     The advertising agency and other marketing communications businesses are highly competitive. The Company's agencies and media services must compete with other agencies, both large and small, and also with other providers of creative or media services which are not themselves advertising agencies, in order to maintain existing client relationships and to obtain new clients. Competition in the advertising agency business depends to a large extent on the client's perception of the quality of an agency's "creative product". An agency's ability to serve clients, particularly large international clients, on a broad geographic basis is also an important competitive consideration. On the other hand, because an advertising agency's principal asset is its people, freedom of entry into the business is almost unlimited and quite small agencies are, on occasion, able to take all or some portion of a client's account from a much larger competitor.

PAGE

     Moreover, increasing size brings limitations to an agency's potential for securing new business, because many clients prefer not to be represented by an agency that represents a competitor. Also, clients frequently wish to have different products represented by different agencies. The fact that the Company owns three separate worldwide agency systems and interests in other advertising agencies gives it additional competitive opportunities.

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


Item 2.   Properties

     Most of the advertising operations of the Company are carried on in leased premises, and its physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. These facilities are located in various cities in which the Company does business throughout the world. However, subsidiaries of the Company own office buildings in Louisville, Kentucky; Warren, Michigan; Frankfurt, Germany; Sao Paulo, Brazil; Lima, Peru; and Brussels, Belgium and own office condominiums in Buenos Aires, Argentina; Bogota, Colombia; Manila, the Philippines; in England, subsidiaries of the Company own office buildings in London, Manchester, Birmingham and Stoke-on-Trent.

PAGE

      The office building located in Warren, Michigan is held by the Company subject to a mortgage which will terminate in April, 2000. The Company's ownership of the office building in Frankfurt is subject to three mortgages which became effective on or about February 1993. These mortgages terminate at different dates, with the last to expire in February 2003. Reference is made to Note 14 - Commitments and Contingent Liabilities - of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1994, which Note is hereby incorporated by reference.

Item 3.   Legal Proceedings

     Neither the Company nor any of its subsidiaries are subject to any pending material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     There follows the information disclosed in accordance with
Item 401 of Regulation S-K of the Securities and Exchange
Commission (the "Commission") as required by Item 10 of Form 10-K with respect to executive officers of the Registrant.

Name                     Age             Office

Philip H. Geier, Jr. (1)  60  Chairman of the Board, President
                              and Chief Executive Officer

Eugene P. Beard (1)       59  Executive Vice President-Finance
                              and Operations and Chief Financial
                              Officer

Frank B. Lowe (1)         53  Chairman of The Lowe Group

Kenneth L. Robbins (1)(2) 59  Chairman of the Board and Chief
                              Executive Officer of Lintas
                              Worldwide

C. Kent Kroeber           56  Senior Vice President-Human
                              Resources

Christopher Rudge         57  Senior Vice President, General
                              Counsel and Secretary

Thomas J. Volpe           59  Senior Vice President-Financial
                              Operations

Joseph M. Studley         42  Vice President and Controller

(1)  Also a Director
(2)  Through July 1, 1995

PAGE

     There is no family relationship among any of the executive officers.

     The employment histories for the past five years of Messrs.
Geier, Beard and Lowe are incorporated by reference to the Proxy
Statement for Interpublic's 1995 Annual Meeting of Stockholders.

     Mr. Kroeber joined Interpublic in January 1966 as Manager of Compensation and Training. He was elected a Vice President in 1970 and Senior Vice President in May 1980.
     Mr. Robbins has been a director of Interpublic since 1991. He directed the international operations of Lintas:Worldwide as Chairman of Lintas International from 1985 and became Chairman of the Board and Chief Executive Officer of Lintas:Worldwide on September 1, 1991.

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

     Mr. Studley, who has been elected as Vice President and Controller of Interpublic effective as of April 1, 1994, had been Senior Vice President and Chief Financial Officer of E.C. Television, a division of Interpublic, since January 1, 1990. He was a Vice President of Lintas New York, a division of one of Interpublic's subsidiaries, from August 1, 1987 until December 31, 1989.

PAGE

                                  PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1994. See Note 12: Results by Quarter (Unaudited), of the Notes to the Consolidated Financial Statements and information under the heading Transfer Agent and Registrar for Common Stock.


Item 6.   Selected Financial Data

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended
December 31, 1994 under the heading Selected Financial Data for
Five Years.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended
December 31, 1994 under the heading Management's Discussion and
Analysis of Financial Condition and Results of Operations.


Item 8.   Financial Statements and Supplementary Data

     The response to this Item is incorporated in part by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 under the headings Financial Statements and Notes to the Consolidated Financial Statements. Reference is also made to the Financial Statement Schedules listed under Item 14(a) of this Report on Form 10-K.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not applicable.

PAGE

                                PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to the Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed not later than 120 days after the end of the 1994 calendar year, except for the description of Interpublic's Executive Officers which appears in Part I of this Report on Form 10-K under the heading Executive Officers of the Registrant.


Item 11.  Executive Compensation

     The information required by this Item is incorporated by reference to the Proxy Statement. Such incorporation by reference shall not be deemed to incorporate specifically by reference the information referred to in Item 402(a)(8) of Regulation S-K.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information required by this Item is incorporated by reference to the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the Proxy Statement. Such incorporation by reference shall not be deemed to incorporate specifically by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) Listed below are all financial statements, financial statement schedules and exhibits filed as part of this Report on Form 10-K.

          1.   Financial Statements:

               See the Index to Financial Statements on page F-1.

          2.   Financial Statement Schedules:

               See the Index to Financial Statement Schedules on page F-1.
PAGE

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

     (b)  Employment, Consultancy and other Compensatory
          Arrangements with Management.

          Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1993, inclusive, are incorporated by reference in this Report on Form 10-K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 1994 and thereafter, which are filed as exhibits to this Report on Form 10-K.

PAGE

          (i)  Eugene P. Beard

               Supplemental Agreement made as of January 1, 1995 to an Employment Agreement made as of January 1, 1983.

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

         (iv) The 1986 Stock Incentive Plan of the Registrant is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. See Commission file number 1-6686.

          (v)  The 1986 United Kingdom Stock Option Plan of the
               Registrant is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

         (vi) The Employee Stock Purchase Plan (1985) of the Registrant, as amended, is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. See Commission file number 1-6686.

        (vii)  The Long-Term Performance Incentive Plan of the
               Registrant is incorporated by reference to Appendix A of the Prospectus dated December 12,
               1988 forming part of its Registration Statement on Form S-8 (No. 33-25555).

PAGE

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

     (d)  Loan Agreements.

          (i) Amendment, No. 4, dated as of December 1, 1994 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and Citibank.

         (ii) Amendment, No. 4, dated as of December 1, 1994 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 23, 1992, between Interpublic and NBD.

        (iii) Amendment, No. 4, dated as of December 1, 1994 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and Trust Company Bank.

         (iv) Amendment, No. 4, dated as of December 1, 1994 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and Swiss Bank.

          (v) Amendment, No. 4, dated as of December 2, 1994 to a Guarantee, dated as of December 17, 1991, between Interpublic and Lloyds Bank.

         (vi) Amendment, No. 4, dated as of December 1, 1994 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and Fuji Bank.

        (vii) Amendment, No. 4, dated as of December 1, 1994 to the Credit Agreement, dated as of September 30, 1992 and effective as of December 30, 1992, between Interpublic and Chemical.

       (viii) Amendment, No. 4, dated as of December 1, 1994 to the Credit Agreement, dated as of September 30, 1992 and effective as of December 30, 1992, between Interpublic and UBS.

PAGE

         (ix) Credit Agreement, dated as of December 1, 1994 between Interpublic and Bank of America National
               Trust and Savings Association.

          (x) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Termination Agreements, Loan Agreements, a Note Purchase Agreement, dated August 20, 1991, Guarantee, dated December 17, 1991, Notification dated March 14, 1991 by Registrant and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1993, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 1994 and June 30, 1994 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

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

PAGE

     (g)  Mortgage Agreements and Encumbrances.

          (i) Summaries In German and English of Mortgage Agreements between McCann-Erickson Deutschland and Frankfurter Hypothekenbank Aktiengesellschaft
               ("Frankfurter Hypothekenbank"), Mortgage
               Agreement, dated January 22, 1993, between McCann-Erickson Deutschland and Frankfurter Hypothekenbank, Mortgage Agreement, dated January 22, 1993, between McCann-Erickson Deutschland and Hypothekenbank are incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. See Commission file number 1-6686. Summaries In German and English of Mortgage Agreement, between McCann-Erickson Deutschland and Frankfurter Sparkasse and Mortgage Agreement, dated January 7, 1993, between McCann-Erickson Deutschland and Frankfurter Sparkasse are incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

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

11   Computation of Earnings Per Share.

PAGE

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 1994 which are included therein under the following headings:
     Financial Highlights; Management's Discussion and Analysis of Financial Condition and Results Of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity; Notes to Consolidated Financial Statements (the aforementioned consolidated financial statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data For Five Years; Report of Management; and Stockholders' Information; and (b) Appendix to Exhibit 13.

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

     (b)  The Preferred Share Purchase Rights Plan as adopted on
          July 18, 1989 is incorporated by reference to Registrant's Registration Statement on Form 8-A dated
          August 1, 1989 (No. 00017904) and, as amended, by reference to Registrant's Registration Statement on
                    Form 8 dated October 3, 1989 (No. 00106686).
                                SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)



March 28, 1995                BY: Philip H. Geier, Jr.
                                  Philip H. Geier, Jr.,
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name                          Title                    Date

                      Chairman of the Board,       March 28, 1995
                      President and Chief Executive
Philip H. Geier, Jr.  Officer (Principal Executive
Philip H. Geier, Jr.  Officer) and Director

                       Executive Vice President    March 28, 1995
                       -Finance and Operations
Eugene P. Beard        (Principal Financial
Eugene P. Beard        Officer) and Director


*Lynne V. Cheney       Director                    March 28, 1995
Lynne V. Cheney


*Frank B. Lowe         Director                    March 28, 1995
Frank B. Lowe

PAGE

*Kenneth L. Robbins    Director                    March 28, 1995
Kenneth L. Robbins



*Leif H. Olsen         Director                    March 28, 1995
Leif H. Olsen



*J. Phillip Samper     Director                    March 28, 1995
J. Phillip Samper



*Joseph J. Sisco       Director                    March 28, 1995
Joseph J. Sisco



*Frank Stanton         Director                    March 28, 1995
Frank Stanton



Joseph M. Studley
Joseph M. Studley      Vice President and          March 28, 1995
                       Controller (Principal
                       Accounting Officer)



*Jacqueline G. Wexler  Director                    March 28, 1995
Jacqueline G. Wexler




*By Philip H. Geier, Jr.
    Philip H. Geier, Jr.
    Attorney-in-fact
















PAGE

                         INDEX TO FINANCIAL STATEMENTS


The Financial statements appearing under the headings: Financial Highlights, Management Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Accountants, Selected Financial Data for Five Years and Report of Management accompanying Annual Report to Stockholders for the year ended December 31, 1994, together with the report thereon of Price Waterhouse dated February 13, 1995 appearing on page 35 thereof, are incorporated by reference in this report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, no other data appearing in the Annual Report to Stockholders for the year ended December 31, 1994 is deemed to be filed as part of this report on Form 10-K.

The following financial statements schedules should be read in conjunction with the financial statements in such Annual Report to Stockholders for the year ended December 31, 1994. Financial statement schedules not included in this report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

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

                                     F-1
PAGE

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
The Interpublic Group of Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 13, 1995 appearing in the 1994 Annual Report to Stockholders of The Interpublic Group of Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14 (a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE, LLP
New York, New York
February 13, 1995

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 of The Interpublic Group of Companies, Inc. (the "Company"), of our report dated February 13, 1995, appearing in the 1994 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K: Registration Statements No. 2-79071; No. 2-43811; No. 2-56269; No. 2-61346; No. 2-64338; No. 2-67560; No. 2-72093; No. 2-88165;
No. 2-90878, No. 2-97440 and No. 33-28143, relating variously to the Stock Option Plan (1971), the Stock Option Plan (1981), the Stock Option Plan (1988) and the Achievement Stock Award Plan of the Company; Registration Statements No. 2-53544; No. 2-91564, No. 2-98324, No. 33-
22008 and No. 33-64062, relating variously to the Employee Stock Purchase Plan (1975) and the Employee Stock Purchase Plan (1985) of the Company; Registration Statements No. 33-20291 and No. 33-2830 relating to the Management Incentive Compensation Plan of the Company; Registration Statement No. 33-5352 and No. 33-21605 relating to the 1986 Stock Incentive Plan and 1986 United Kingdom Stock Option Plan of the Company; and Registration Statement No. 33-10087 and No. 33-25555 relating to the Long-Term Performance Incentive Plan of the Company. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on this Form of the 10-K. We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-37346) of the Interpublic Group of Companies, Inc. of our report dated February 13, 1995, appearing in the 1994 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.


PRICE WATERHOUSE, LLP
New York, New York
March 24, 1995
                                      F-2
PAGE

                                                                 SCHEDULE II

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
         AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
            PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES.

            For the Years Ended December 31, 1994, 1993 and 1992

                           (Dollars in Thousands)


COLUMN A           COLUMN B     COLUMN C    COLUMN D   COLUMN E   COLUMN F


                   Balance at               Deductions -          Balance
                   Beginning                Amounts               at End
Name of Debtor     of Period    Additions   Collected  Other<F1>  of Period

1994:

A. Gomes           $    68      $    0      $   68     $   0      $     0
D. Holt       <F2>  12,000         700         100         0       12,600



1993:

A. Gomes           $   137      $    0      $  (45)    $ (24)     $    68
G. Bowen               300           0        (300)        0            0


1992:
A. Gomes           $     0      $  137      $   0      $   0      $   137
G. Bowen                 0         300          0          0          300




[FN]

<F1>  Effect of currency translation.

<F2>  Resulting from 1994 acquisitions.

PAGE

                                                       SCHEDULE VIII

         THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1994, 1993 and 1992

                             (Dollars in Thousands)


COLUMN A      COLUMN B         COLUMN C           COLUMN D      COLUMN E


                              Additions
                           (1)       (2)
             Balance     Charged   Charged
                at         to      to Other                    Balance
             Beginning   Costs &   Accounts-     Deductions-   at End
Description  of Period   Expenses  Describe      Describe      Period

Allowance for
  Doubtful Accounts -
  deducted from
  Receivables in the
  Consolidated
  Balance Sheet:

   1994      $16,834     $6,522    $4,097 <F3>   $6,109 <F5>    $22,656
                                      699 <F4>
                                      613 <F7>

   1993      $15,559     $5,600    $  764 <F3>   $3,823 <F5>    $16,834
                                      898 <F6>    2,360 <F4>
                                      196 <F7>

   1992      $18,553     $4,320    $  449 <F7>   $5,497 <F5>    $15,559
                                                  2,266 <F4>


[FN]

  <F3>  Allowance for doubtful accounts of acquired and newly consolidated companies.
  <F4>  Foreign currency translation adjustment.
  <F5>  Principally amounts written off.
  <F6>  Reversal of previously written off accounts.
  <F7>  Miscellaneous.

                                      F-4
PAGE

                                                                        SCHEDULE IX
                      THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                                          SHORT-TERM BORROWINGS

                          For the Years Ended December 31, 1994, 1993 and 1992

                                         (Dollars in Thousands)

COLUMN A          COLUMN B        COLUMN C          COLUMN D            COLUMN E       COLUMN F

                      At End of Period
                                                                                       Weighted
                                                    Maximum             Average        Average
Category of       Balance         Weighted          Amount              Amount         Interest
Aggregate           at            Average           Outstanding         Outstanding    Rate
Short-Term        End of          Interest          During the          During the     During the
Borrowings <F8>    Period         Rate              Period              Period <F8>    Period <F9>

Payable to Banks:

1994:             $113,630        9.7%              $170,032            $139,589        6.4%

1993:             $130,457        6.6%              $130,457            $110,972        7.2%

1992              $ 80,617        9.7%              $159,648            $120,482        7.4%

 <F8>  Generally are lines of credit and overdraft facilities bearing interest at prevailing rates.
       Does not include interest on short or long-term borrowings, or current portion of long-term borrowings.
 <F9>  Computed principally on the basis of average monthly/quarterly amounts.

                                                   F-5

                                                                  SCHEDULE X

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                 SUPPLEMENTARY INCOME STATEMENT INFORMATION

            For the Years Ended December 31, 1994, 1993 and 1992

                           (Dollars in Thousands)



     COLUMN A                                COLUMN B


     Item                         Charged to Costs and Expenses


                                 1994         1993         1992


Maintenance and repairs         $20,822      $20,127      $22,196



Amortization of                 $18,335      $18,730      $19,573
  Intangible Assets


Taxes Other Than Payroll        $19,128      $16,561      $18,519
  and Income Taxes




















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

      (b) Employment, Consultancy and other Compensatory Arrangements with Management.

                        Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1993, inclusive, are incorporated by reference in this Report on Form 10-K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 1994 and thereafter, which are filed as exhibits to this Report on Form 10-K.

            (i)         Eugene P. Beard

                        Supplemental Agreement made as of January 1,
                        1995 to an Employment Agreement made as of January 1, 1983.


                                 INDEX - 1
PAGE

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

          (iv)          The 1986 Stock Incentive Plan of the
                        Registrant is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. See
                        Commission file number 1-6686.

           (v) The 1986 United Kingdom Stock Option Plan of the Registrant is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See
                        Commission file number 1-6686.

          (vi) The Employee Stock Purchase Plan (1985) of the Registrant, as amended, is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. See Commission file number 1-6686.

                                 INDEX - 2
PAGE

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

      (d)   Loan Agreements.

           (i) Amendment, No. 4, dated as of December 1, 1994 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and Citibank.

              (ii) Amendment, No. 4, dated as of December 1, 1994 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 23, 1992, between Interpublic and NBD.

             (iii) Amendment, No. 4, dated as of December 1, 1994 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and Trust Company Bank.

              (iv) Amendment, No. 4, dated as of December 1, 1994 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and Swiss Bank.

               (v) Amendment, No. 4, dated as of December 2, 1994 to a Guarantee, dated as of December 17, 1991, between Interpublic and Lloyds Bank.

              (vi) Amendment, No. 4, dated as of December 1, 1994 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and Fuji Bank.

         (vii) Amendment, No. 4, dated as of December 1, 1994 to the Credit Agreement, dated as of September 30, 1992 and effective as of December 30, 1992, between Interpublic and Chemical.
PAGE

                                 INDEX - 3

            (viii) Amendment, No. 4, dated as of December 1, 1994 to the Credit Agreement, dated as of September 30, 1992 and effective as of December 30, 1992, between Interpublic and UBS.

          (ix) Credit Agreement, dated as of December 1, 1994 between Interpublic and Bank of America
                        National Trust and Savings Association.

           (x) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Termination Agreements, Loan Agreements, a Note Purchase Agreement, dated August 20, 1991, Guarantee, dated December 17, 1991, Notification dated March 14, 1991 by Registrant and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1993, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 1994 and June 30, 1994 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

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

PAGE

                                 INDEX - 4

      (g)   Mortgage Agreements and Encumbrances.

           (i) Summaries In German and English of Mortgage Agreements between McCann-Erickson Deutschland and Frankfurter Hypothekenbank
                        Aktiengesellschaft ("Frankfurter
                        Hypothekenbank"), Mortgage Agreement, dated
                        January 22, 1993, between McCann-Erickson
                        Deutschland and Frankfurter Hypothekenbank,
                        Mortgage Agreement, dated January 22, 1993, between McCann-Erickson Deutschland and Hypothekenbank are incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. See Commission file number 1-6686. Summaries In German and English of Mortgage Agreement, between McCann-Erickson Deutschland and Frankfurter Sparkasse and Mortgage Agreement, dated January 7, 1993, between McCann-Erickson Deutschland and Frankfurter Sparkasse are incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

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

11    Computation of Earnings Per Share.

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 1994 which are included therein under the following headings: Financial Highlights; Management's Discussion and Analysis of Financial Condition and Results Of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity; Notes to Consolidated Financial Statements (the aforementioned consolidated financial statements together

                              INDEX - 5PAGE
      with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial
      Statements"); Report of Independent Accountants; Selected
      Financial Data For Five Years; Report of Management; and
      Stockholders' Information; and (b) Appendix to Exhibit 13.

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

                                 INDEX - 6