Form 10-K/A
INTERPUBLIC GROUP OF COMPANIES INC
filed 1995-03-29
CIK 51644

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

27   Financial Data Schedules

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

PAGE
      with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial
      Statements"); Report of Independent Accountants; Selected
      Financial Data For Five Years; Report of Management; and
      Stockholders' Information; and (b) Appendix to Exhibit 13.

21    Subsidiaries of the Registrant.

23    Consent of Independent Accountants.

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

27    Financial Data Schedules

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

                                 INDEX - 6
 PAGE

                                  SIGNATURE PAGE



     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)



March 29, 1995                BY:  Christopher Rudge
                                   Christopher Rudge
                                   Senior Vice President,
                                   General Counsel and
                                   Secretary