Form 10-Q
period 1995-03-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 1995-05-15
CIK 51644

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Common Stock outstanding at April 30, 1995:
          78,322,109 shares.
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                                 I N D E X

                                                                Page

       PART I.   FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Consolidated Balance Sheet
                  March 31, 1995 (Unaudited) and
                  December 31, 1994                             3-4

                 Consolidated Income Statement
                  Three months ended March 31, 1995
                  and 1994 (Unaudited)                          5

                 Consolidated Statement of Cash Flows
                  Three months ended March 31, 1995
                  and 1994 (Unaudited)                          6


                 Notes to Consolidated Financial Statements
                  (Unaudited)                                   7

                 Computation of Earnings Per Share
                  (Unaudited)                                   8

       Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations 9 - 10


       PART II.  OTHER INFORMATION



       Item 6.   Exhibits and Reports on Form 8-K               11


       SIGNATURES                                               12

       INDEX TO EXHIBITS                                        13

                      PART I - FINANCIAL INFORMATION

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                          (Dollars in Thousands)
                                  ASSETS


                                             MARCH 31,      DECEMBER 31,
                                                1995           1994
                                             (UNAUDITED)
Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1995-$120,935;
    1994-$151,341)                           $  311,214     $  413,709
  Marketable securities, at cost which
    approximates market                          32,751         27,893
  Receivables (less allowance for doubtful
    accounts: 1995-$22,385; 1994-$22,656)     1,933,717      2,072,764
  Expenditures billable to clients              112,165        104,787
  Prepaid expenses and other current assets      65,894         56,154
    Total current assets                      2,455,741      2,675,307

Other Assets:
  Investment in unconsolidated affiliates        68,203         63,824
  Deferred taxes on income                       87,735         84,788
  Other investments and miscellaneous assets    127,299        120,242
    Total other assets                          283,237        268,854

Fixed Assets, at cost:
  Land and buildings                             79,864         73,370
  Furniture and equipment                       334,680        320,164
                                                414,544        393,534
  Less accumulated depreciation                 227,375        212,755
                                                187,169        180,779
  Unamortized leasehold improvements             73,793         67,348
    Total fixed assets                          260,962        248,127

Intangible Assets (less accumulated
  amortization: 1995-$136,623;
  1994-$130,045)                                609,359        601,130

Total assets                                 $3,609,299     $3,793,418



See accompanying notes to consolidated financial statements.



                                    3
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
               (Dollars in Thousands Except Per Share Data)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                        MARCH 31,     DECEMBER 31,
                                          1995           1994
                                        (UNAUDITED)
Current Liabilities:
  Payable to banks                      $  143,376    $  128,529
  Accounts payable                       1,859,467     2,090,406
  Accrued expenses                         279,519       292,436
  Accrued income taxes                      71,438        83,802
    Total current liabilities            2,353,800     2,595,173

Noncurrent Liabilities:
  Long-term debt                           137,292       131,276
  Convertible subordinated debentures      111,170       110,527
  Deferred compensation and reserve
    for termination allowances             225,536       215,893
  Accrued postretirement benefits           45,751        45,751
  Other noncurrent liabilities              27,600        32,886
  Minority interests in consolidated
    subsidiaries                            13,120        12,485
    Total noncurrent liabilities           560,469       548,818

Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized:  100,000,000
    shares issued:
         1995 - 88,442,499
         1994 - 87,705,760                   8,844         8,771
  Additional paid-in capital               401,261       383,678
  Retained earnings                        624,167       619,627
  Adjustment for minimum pension
    liability                               (6,422)       (6,422)
  Cumulative translation adjustments       (57,049)      (97,587)
                                           970,801       908,067
  Less:
  Treasury stock, at cost:
    1995 - 10,353,550 shares
    1994 - 10,001,680 shares               241,001       222,698
  Unamortized expense of restricted
    stock grants                            34,770        35,942
    Total stockholders' equity             695,030       649,427

Total Liabilities and Stockholders'
  Equity                                 3,609,299    $3,793,418

See accompanying notes to consolidated financial statements.
                                    4
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                        THREE MONTHS ENDED MARCH 31
                                (UNAUDITED)
               (Dollars in Thousands Except Per Share Data)

                                               1995         1994

Revenue                                    $   447,436  $   404,313
Other income                                    12,984       16,649
Gross income                                   460,420      420,962

Costs and expenses:
  Operating expenses                           425,592      389,688
  Interest                                       7,927        7,166
     Total costs and expenses                  433,519      396,854

Income before provision for income taxes
  and effect of accounting change               26,901       24,108
Provision for income taxes:
  United States - federal                        5,941        5,880
                - state and local                2,560        3,134
  Foreign                                        3,066        1,353
     Total provision for income taxes           11,567       10,367

Income of consolidated companies before
  effect of accounting change                   15,334       13,741
Income applicable to minority interests           (788)        (977)

Equity in net income of unconsolidated
  affiliates                                       630          226

Income before effect of accounting change  $    15,176  $    12,990

Effect of accounting change:
  Postemployment benefits                            -      (21,780)

Net income (loss)                          $    15,176  $    (8,790)

Weighted average number of common shares    77,578,599   75,161,764

Per share Data:
  Income before effect of accounting
    change                                         .20          .17
  Effect of accounting change                        -         (.29)
  Net income (loss)                        $       .20  $      (.12)

Cash dividends per common share            $       .14  $      .125

See accompanying notes to consolidated financial statements
                                     5
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31
                                (UNAUDITED)
                          (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                  1995      1994
Net income (loss) after effect of
  accounting change                                 $ 15,176  $ (8,790)
Adjustments to reconcile net income (loss) to
    cash used in operating activities:
  Effect of accounting change                              0    21,780
  Depreciation and amortization of fixed assets       14,945    10,041
  Amortization of intangible assets                    6,578     5,449
  Amortization of restricted stock awards              3,749     2,095
  Equity in net income of unconsolidated affiliates     (630)     (226)
  Income applicable to minority interests                788       977
  Translation losses                                     952     7,102
  Other                                               (6,351)   (6,031)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                        221,942    98,099
  Expenditures billable to clients                    (4,247)  (21,644)
  Prepaid expenses and other assets                   (7,588)   (9,411)
  Accounts payable and accrued expenses             (310,690) (120,384)
  Accrued income taxes                               (13,655)  (14,693)
  Deferred income taxes                               (1,153)  (20,306)
  Deferred compensation and reserve for termination
    allowances                                          (838)   36,744
Net cash used in operating activities                (81,022)  (19,198)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                        (1,661)   (3,240)
  Capital expenditures                               (16,236)   (6,900)
  Proceeds from sales of assets                         (127)      121
  Net purchases of marketable securities              (1,533)   (2,795)
  Other investments and miscellaneous assets          (2,643)    2,784
  Unconsolidated affiliates                           (5,868)     (724)
Net cash used in investing activities                (28,068)  (10,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                    7,990    16,779
  Proceeds from long-term debt                        15,000         -
  Payments of debt                                   (13,486)  (15,533)
  Treasury stock acquired                            (18,303)  (11,095)
  Issuance of Common Stock                            13,583     4,802
  Cash Dividends                                     (10,635)   (9,127)
Net cash used in financing activities                 (5,851)  (14,174)
Effect of exchange rates on cash and cash
  equivalents                                         12,446     3,568
Decrease in cash and cash equivalents               (102,495)  (40,558)
Cash and cash equivalents at beginning of year       413,709   292,268
Cash and cash equivalents at end of quarter         $311,214  $251,710

See accompanying notes to consolidated financial statements.
                                  6PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1. Consolidated Financial Statements

(a) The consolidated balance sheet as of March 31, 1995, the consolidated income statement for the three months ended March 31, 1995 and 1994 and the consolidated statement of cash flows for the three months ended March 31, 1995 and 1994, are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company") December 31, 1994 annual report to stockholders.

(b) Statement of Financial Accounting Standards (SFAS) No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $19.6 million and $21.1 million in the first three months of 1995 and 1994, respectively. Interest payments during the first three months were approximately $6.1 million and $5.5 million in 1995 and 1994, respectively.

(c) Effective January 1, 1994, the Company adopted SFAS 112 "Employers' Accounting for Postemployment Benefits" and recorded a one-time pre-tax charge of $39.6 million or $21.8 million after-tax. As of March 31, 1995 deferred compensation and reserve for termination allowances includes approximately $36.8 million of postemployment benefits.








                                     7
PAGE

                                                          Exhibit 11
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
                                (UNAUDITED)
               (Dollars in Thousands Except Per Share Data)

                                          Three Months Ended March 31
Primary                                         1995           1994

Net income before effect of accounting
  change                                    $    15,176    $    12,990
Effect of accounting change                           -        (21,780)
Add:
  Dividends paid net of related income tax
    applicable to restricted stock                   93             80
Net income (loss), as adjusted              $    15,269    $    (8,710)
Weighted average number of common shares
  outstanding                                75,293,122     72,880,606

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,285,477      2,281,158
        Total                                77,578,599     75,161,764
Per share data:
  Income before effect of accounting change         .20            .17
  Effect of accounting change                         -           (.29)
  Net income (loss)                         $       .20    $      (.12)
                                          Three Months Ended March 31
Fully Diluted <F1>                              1995          1994

Net income before effect of accounting
 change                                     $    15,176    $    12,990
Effect of accounting change                           -        (21,780)
Add:
Dividends paid net of related income tax
  applicable to restricted stock                    106             83
Net income (loss), as adjusted              $    15,282    $    (8,707)
Weighted average number of common shares
  outstanding                                75,293,122     72,880,606
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,684,497      2,316,327

        Total                                77,977,619     75,196,933
Per share data:
  Income before effect of accounting change         .20            .17
  Effect of accounting change                         -           (.29)
  Net income (loss)                         $       .20    $      (.12)

<F1>  The effect of the assumed conversion of subordinated debentures has been excluded as it is anti-dilutive.
                                     8
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



Working capital at March 31, 1995 was $101.9 million, an increase of $21.8 million from December 31, 1994. The ratio of current assets to current liabilities remained relatively unchanged from December 31, 1994 at approximately 1.0 to 1.

During 1994, Interpublic Group of Companies, Inc. (the "Company") acquired Western International Media Corporation and Ammirati & Puris Holding, Inc.

In April 1995, the Company along with the management of Campbell Mithun Esty (CME) acquired substantially all of the assets of CME. The purchase price for Interpublic's share was $20.0 million. The Company, together with the management of Campbell Mithun Esty, will operate CME going forward on a 50/50 basis.

The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first three months of 1995, the Company acquired 620,037 shares of its own stock for approximately $20.8 million for the purposes of fulfilling the Company's obligations under its various compensation plans.

RESULTS OF OPERATIONS
Three Months Ended March 31, 1995 Compared to Three Months Ended March 31,
1994

Total revenue for the three months ended March 31, 1995 increased $43.1 million, or 10.7%, to $447.4 million compared to the same period in 1994. Domestic revenue increased 9.4% from 1994 levels. Foreign revenue increased 9.4% during the first quarter of 1995 compared to 1994. Other income decreased by $3.7 million during the first quarter of 1995.

Operating expenses increased $35.9 million or 9.2% during the three months ended March 31, 1995 compared to the same period in 1994. Interest expense increased by $.8 million during the first quarter of 1995, as compared to the same period in 1994.

In the fourth quarter of 1994, the Company recorded restructuring charges of $48.7 million in connection with the elimination of duplicate facilities and excess personnel resulting primarily from the merger of Lintas New York and Ammirati & Puris agencies and certain international offices. At March 31, 1995 the Company's liability related to these restructuring charges totalled $25.0 million for severance. First quarter 1995 salary savings realized from the restructuring amounted to approximately $3.0 million.
The Company expects to realize additional salary reductions from restructuring of approximately $16.0 million during the remainder of 1995.

Net losses from exchange and translation of foreign currencies for the three months ended March 31, 1995 were approximately $.8 million versus $5.6 million for the same period in 1994. The decrease in 1995 is primarily due to decreased translation losses in Brazil.

The effective tax rate for the three months ended March 31, 1995 and 1994 was 43.0%.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

                   PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 10(a)    Credit Agreement, dated March 14, 1995,
                         between The Interpublic Group of
                         Companies, Inc. and Trust Company Bank.

        Exhibit 10(b)    Note, dated March 14, 1995, of
                         Registrant

        Exhibit 11       Computation of Earnings Per Share

        Exhibit 27       Financial Data Schedule


(b)     Reports on Form 8-K

                         No reports on Form 8-K were filed during the quarter ended March 31, 1995.




                               11
PAGE

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)




Date: May 12, 1995      By /S/  PHILIP H. GEIER, JR
                                PHILIP H. GEIER, JR.
                                Chairman of the Board
                                President and Chief Executive
                                Officer




Date: May 12, 1995      By /S/  EUGENE P. BEARD
                                EUGENE P. BEARD
                                Executive Vice President -
                                Finance and Operations,
                                Chief Financial Officer

PAGE

  THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                        INDEX TO EXHIBITS






Exhibit No.             Description

Exhibit 10(a)           Credit Agreement, dated March 14, 1995,
                        between The Interpublic Group of
                        Companies, Inc. and Trust Company Bank.

Exhibit 10(b)           Note, dated March 14, 1995 of Registrant

Exhibit 11              Computation of Earnings Per Share

Exhibit 27              Financial Data Schedule