Form 10-Q
period 1995-06-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 1995-08-14
CIK 51644

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending June 30, 1995

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Common Stock outstanding at July 31, 1995: 78,066,140 shares.

PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                                 I N D E X

                                                                Page

       PART I.   FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Consolidated Balance Sheet
                  June 30, 1995 and
                  December 31, 1994                             3-4

                 Consolidated Income Statement
                  Three months ended June 30, 1995
                  and 1994                                      5

                 Consolidated Income Statement
                  Six months ended June 30, 1995
                  and 1994                                      6

                 Consolidated Statement of Cash Flows
                  Six months ended June 30, 1995
                  and 1994                                      7


                 Notes to Consolidated Financial Statements     8


                 Computation of Earnings Per Share              9 - 10


       Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations 11 - 13


       PART II.  OTHER INFORMATION

       Item 4.   Submission of matters to a Vote of Security
                  Holders                                       14

       Item 6.   Exhibits and Reports on Form 8-K               15


       SIGNATURES                                               16

       INDEX TO EXHIBITS                                        17

                      PART I - FINANCIAL INFORMATION

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                          (Dollars in Thousands)
                                  ASSETS


                                             JUNE 30,       DECEMBER 31,
                                                1995           1994

Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1995-$90,695;
    1994-$151,341)                           $  304,381     $  413,709
  Marketable securities, at cost which
    approximates market                          39,318         27,893
  Receivables (less allowance for doubtful
    accounts: 1995-$24,812; 1994-$22,656)     2,140,166      2,072,764
  Expenditures billable to clients              143,448        104,787
  Prepaid expenses and other current assets      76,616         56,154
    Total current assets                      2,703,929      2,675,307

Other Assets:
  Investment in unconsolidated affiliates        72,256         63,824
  Deferred taxes on income                       89,708         84,788
  Other investments and miscellaneous assets    123,837        120,242
    Total other assets                          285,801        268,854

Fixed Assets, at cost:
  Land and buildings                             80,041         73,370
  Furniture and equipment                       344,801        320,164
                                                424,842        393,534
  Less accumulated depreciation                 229,717        212,755
                                                195,125        180,779
  Unamortized leasehold improvements             70,107         67,348
    Total fixed assets                          265,232        248,127

Intangible Assets (less accumulated
  amortization: 1995-$143,005;
  1994-$130,045)                                650,651        601,130

Total assets                                 $3,905,613     $3,793,418



See accompanying notes to consolidated financial statements.



                                    3
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
               (Dollars in Thousands Except Per Share Data)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                        JUNE 30,      DECEMBER 31,
                                          1995           1994

Current Liabilities:
  Payable to banks                      $  144,734    $  128,529
  Accounts payable                       2,116,871     2,090,406
  Accrued expenses                         242,272       292,436
  Accrued income taxes                      90,312        83,802
    Total current liabilities            2,594,189     2,595,173

Noncurrent Liabilities:
  Long-term debt                           161,168       131,276
  Convertible subordinated debentures      111,813       110,527
  Deferred compensation and reserve
    for termination liabilities            228,290       215,893
  Accrued postretirement benefits           45,751        45,751
  Other noncurrent liabilities              37,890        32,886
  Minority interests in consolidated
    subsidiaries                            12,905        12,485
    Total noncurrent liabilities           597,817       548,818

Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized:  150,000,000
    shares issued:
         1995 - 89,000,678
         1994 - 87,705,760                   8,900         8,771
  Additional paid-in capital               418,780       383,678
  Retained earnings                        676,142       619,627
  Adjustment for minimum pension
    liability                               (6,422)       (6,422)
  Cumulative translation adjustments       (98,267)      (97,587)
                                           999,133       908,067
  Less:
  Treasury stock, at cost:
    1995 - 10,559,098 shares
    1994 - 10,001,680 shares               249,489       222,698
  Unamortized expense of restricted
    stock grants                            36,037        35,942
    Total stockholders' equity             713,607       649,427

Total Liabilities and Stockholders'
  Equity                                $3,905,613    $3,793,418

See accompanying notes to consolidated financial statements.
                                    4
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                        THREE MONTHS ENDED JUNE 30

               (Dollars in Thousands Except Per Share Data)

                                               1995         1994

Revenue                                    $   534,427  $   480,796
Other income                                    22,727       16,709
     Gross income                              557,154      497,505

Costs and expenses:
  Operating expenses                           435,588      396,331
  Interest                                       9,803        8,899
     Total costs and expenses                  445,391      405,230

Income before provision for income taxes       111,763       92,275

Provision for income taxes:
  United States - federal                       16,960       11,503
                - state and local                7,058        4,831
  Foreign                                       23,372       22,934
     Total provision for income taxes           47,390       39,268

Income of consolidated companies                64,373       53,007

(Loss)/Income applicable to minority
  interests                                     (2,083)         430

Equity in net income of unconsolidated
  affiliates                                     1,478          662


Net income                                 $    63,768  $    54,099

Weighted average number of common shares    78,106,874   74,821,374

Earnings per common and common equivalent
  share                                    $       .82  $       .72

Cash dividends per common share            $      .155  $      .140



See accompanying notes to consolidated financial statements.





                                     5
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                         SIX MONTHS ENDED JUNE 30

               (Dollars in Thousands Except Per Share Data)

                                               1995         1994

Revenue                                    $   981,863  $   885,109
Other income                                    35,711       33,358
     Gross income                            1,017,574      918,467

Costs and expenses:
  Operating expenses                           861,180      786,019
  Interest                                      17,730       16,065
     Total costs and expenses                  878,910      802,084

Income before provision for income taxes       138,664      116,383

Provision for income taxes:
  United States - federal                       22,901       17,383
                - state and local                9,618        7,965
  Foreign                                       26,438       24,287
     Total provision for income taxes           58,957       49,635

Income of consolidated companies                79,707       66,748

Loss applicable to minority interests           (2,871)        (547)

Equity in net income of unconsolidated
  affiliates                                     2,108          888

Income before effect of accounting
  change                                        78,944       67,089

Effect of accounting change:
  Postemployment benefits                            -      (21,780)

Net income                                 $    78,944  $    45,309

Weighted average number of common shares    77,836,723   74,991,406

Per Share Data:
Income before effect of accounting change  $      1.02          .89
Effect of accounting change                          -         (.29)
Net income                                 $      1.02  $       .60

Cash dividends per common share            $      .295  $      .265

See accompanying notes to consolidated financial statements.

                                     6
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30

                          (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                  1995      1994
Net income after effect of accounting change        $ 78,944  $ 45,309
Adjustments to reconcile net income to
    cash (used in)/provided by operating activities:
  Effect of accounting change                              -    21,780
  Depreciation and amortization of fixed assets       26,813    20,263
  Amortization of intangible assets                   12,960    10,755
  Amortization of restricted stock awards              6,788     5,454
  Equity in net income of unconsolidated affiliates   (2,108)     (888)
  Income applicable to minority interests              2,871       547
  Translation losses                                   1,733    12,776
  Other                                               (5,999)  (11,096)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                        (11,061) (191,251)
  Expenditures billable to clients                   (34,083)  (22,659)
  Prepaid expenses and other assets                  (17,322)   (2,579)
  Accounts payable and accrued expenses             (126,262)   89,845
  Accrued income taxes                                19,064     7,752
  Deferred income taxes                               (3,133)  (26,888)
  Deferred compensation and reserve for termination
    allowances                                         1,369    39,972
Net cash used in operating activities                (49,426)     (908)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                       (31,230)  (14,970)
  Capital expenditures                               (29,109)  (23,452)
  Proceeds from sales of assets                         (362)      712
  Net (purchases of)/proceeds from
    marketable securities                             (8,080)    2,607
  Other investments and miscellaneous assets          (2,221)    5,890
  Unconsolidated affiliates                           (9,315)   (3,892)
Net cash used in investing activities                (80,317)  (33,105)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase/(decrease) in short-term borrowings         8,193   (13,235)
  Proceeds from long-term debt                        40,000    25,000
  Payments of debt                                   (13,637)  (20,272)
  Treasury stock acquired                            (28,089)  (20,942)
  Issuance of Common Stock                            23,035     7,835
  Cash Dividends                                     (22,430)  (19,353)
Net cash provided by/(used in) financing activities    7,072   (40,967)
Effect of exchange rates on cash and cash
  equivalents                                         13,343     9,399
Decrease in cash and cash equivalents               (109,328)  (65,581)
Cash and cash equivalents at beginning of year       413,709   292,268
Cash and cash equivalents at end of period          $304,381  $226,687

See accompanying notes to consolidated financial statements.

                                  7PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Consolidated Financial Statements

(a) In the opinion of management, the consolidated balance sheet as of June 30, 1995, the consolidated statements of income for the three months and six months ended June 30, 1995 and 1994 and the consolidated statement of cash flows for the six months ended June 30, 1995 and 1994, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995 and for all periods presented.

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

(b) Statement of Financial Accounting Standards (SFAS) No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $40.3 million and $46.5 million in the first six months of 1995 and 1994, respectively. Interest payments during the first six months of 1995 were approximately $12.4 million. Interest payments during the comparable period of 1994 were approximately $10.0 million.


(c) Effective January 1, 1994, the Company adopted SFAS 112 "Employers' Accounting for Postemployment Benefits" and recorded a one-time pre-tax charge of $39.6 million or $21.8 million after-tax. As of June 30, 1995 deferred compensation and reserve for termination allowances includes approximately $40.0 million of postemployment benefits.








                                     8
PAGE

                                                          Exhibit 11
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE

               (Dollars in Thousands Except Per Share Data)


                                          Three Months Ended June 30
Primary                                         1995           1994

Net income                                  $    63,768    $    54,099
Add:
  Dividends paid net of related income tax
    applicable to restricted stock                  113             91
Net income, as adjusted                     $    63,881    $    54,190
Weighted average number of common shares
  outstanding                                75,745,842     72,667,554

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,361,032      2,153,820
        Total                                78,106,874     77,821,374

Earnings per common and common equivalent
  share                                     $       .82    $       .72
                                          Three Months Ended June 30
Fully Diluted                                   1995          1994

Net income                                  $    63,768    $    54,099
Add:
After tax interest savings on assumed
  conversion of subordinated debentures           1,527          1,527
Dividends paid net of related income tax
  applicable to restricted stock                    114             96
Net income, as adjusted                     $    65,409    $    55,722
Weighted average number of common shares
  outstanding                                75,745,842     72,667,554
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,397,631      2,227,462

Assumed conversion of subordinated
  debentures                                  3,002,130      3,002,130
        Total                                81,145,603     78,897,146
Earnings per common and common equivalent
  share                                     $       .81    $       .72






                                     9
PAGE

                                                           Exhibit 11
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE

               (Dollars in Thousands Except Per Share Data)

                                          Six Months Ended June 30
Primary                                         1995           1994

Net income before effect of accounting
  change                                    $    78,944    $    67,089

Effect of accounting change                           -        (21,780)
Add:
  Dividends paid net of related income tax
    applicable to restricted stock                  205            171

Net income, as adjusted                     $    79,149    $    45,480
Weighted average number of common shares
  outstanding                                75,520,732     72,773,492

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,315,991      2,217,914

        Total                                77,836,723     74,991,406
Per share data:
Income before effect of accounting change          1.02            .89
Effect of accounting change                           -           (.29)
Net Income                                  $      1.02    $       .60
                                          Six Months Ended June 30
Fully Diluted                                   1995          1994

Net income before effect of accounting
  change                                    $    78,944    $    67,089

Effect of accounting change                           -        (21,780)
Add:
After tax interest savings on assumed
  conversion of subordinated debentures           3,054          3,020
Dividends paid net of related income tax
  applicable to restricted stock                    221            178

Net income, as adjusted                     $    82,219    $    48,507
Weighted average number of common shares
  outstanding                                75,520,732     72,773,492
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,533,231      2,272,021
Assumed conversion of subordinated
  debentures                                  3,002,130      3,002,130
        Total                                81,056,093     78,047,643
Per share data:
Income before effect of accounting change          1.01            .90
Effect of accounting change                           -           (.28)
Net income                                  $      1.01    $       .62

                                    10
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



Working capital at June 30, 1995 was $109.7 million, an increase of $29.6 million from December 31, 1994. The ratio of current assets to current liabilities remained relatively unchanged from December 31, 1994 at approximately 1.0 to 1.

During 1994, Interpublic Group of Companies, Inc. (the "Company") acquired Western International Media Corporation and Ammirati & Puris Holding, Inc.

In April 1995, the Company acquired all the assets of Newspaper Services of America, Inc. The purchase price was approximately $7 million.

In April 1995, the Company along with the management of Campbell Mithun Esty (CME) acquired substantially all of the assets of CME. The purchase price for Interpublic's share was $20.0 million. The Company, together with the management of Campbell Mithun Esty, will operate CME going forward on a 50/50 basis.

Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be in the future. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first six months of 1995, the Company acquired 824,241 shares of its own stock for approximately $28.1 million for the purposes of fulfilling the Company's obligations under its various compensation plans.

PAGE

RESULTS OF OPERATIONS
Three Months Ended June 30, 1995 Compared to Three Months Ended June 30,
1994

Total revenue for the three months ended June 30, 1995 increased $53.6 million, or 11.2%, to $534.4 million compared to the same period in 1994. Domestic revenue increased $16.6 million or 9.9% from 1994 levels. Foreign revenue increased $37.0 million or 11.8% during the second quarter of 1995 compared to 1994. Other income increased by $6.0 million during the second quarter of 1995 compared to the same period in 1994.

Operating expenses increased $39.3 million or 9.9% during the three months ended June 30, 1995 compared to the same period in 1994. Interest expense increased 10.2% as compared to the same period in 1994.

Pretax income increased $19.5 million or 21.1% during the three months ended June 30, 1995 compared to the same period in 1994.

The increase in total revenue, operating expenses, and pretax income is primarily due to acquired companies' results of operations.

In the fourth quarter of 1994, the Company recorded restructuring charges of $48.7 million in connection with the elimination of duplicate facilities and excess personnel resulting primarily from the merger of Lintas New York and Ammirati & Puris agencies and certain international offices. Second quarter 1995 salary savings realized from the restructuring amounted to approximately $5.5 million.

Net losses from exchange and translation of foreign currencies for the three months ended June 30, 1995 were approximately $1.3 million versus $3.8 million for the same period in 1994.

The effective tax rate for the three months ended June 30, 1995 was 42.4%, as compared to 42.6% in 1994. The decrease in the effective tax rate is mainly due to the geographic mix of earnings.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

Total revenue for the six months ended June 30, 1995 increased $96.8 million, or 10.9%, to $981.9 million compared to the same period in 1994. Domestic revenue increased $27.6 million or 8.6% from 1994 levels. Foreign revenue increased $69.1 million or 12.3% during the first six months of 1995 compared to 1994. Other income increased $2.4 million in the first six months of 1995 compared to the same period in 1994.

Operating expenses increased $75.2 million or 9.6% during the six months ended June 30, 1995 compared to the same period in 1994. Interest expense increased 10.4% during the six months ended June 30, 1995 as compared to the same six month period in 1994.

Pretax income increased $22.3 million or 19.1% during the six months ended June 30, 1995 compared to the same period in 1994.

                                    12
PAGE

The increase in total revenue, operating expenses, and pretax income is primarily due to acquired companies' results of operations.

In the fourth quarter of 1994, the Company recorded restructuring charges of $48.7 million in connection with the elimination of duplicate facilities and excess personnel resulting primarily from the merger of Lintas New York and Ammirati & Puris agencies and certain international offices. At December 31, 1994 the Company's liability related to these restructuring charges totalled $27.6 million for severance. The remaining liability at June 30, 1995 is $6.5 million for severance. Total salary savings for the six months ended June 30, 1995 realized from the restructuring amounted to approximately $8.9 million. The Company expects to realize additional salary savings from restructuring of approximately $10.1 million during the remainder of 1995.

Net losses from exchange and translation of foreign currencies for the six months ended June 30, 1995 were approximately $2.1 million versus $9.4 million for the same period in 1994.

The effective tax rate for the six months ended June 30, 1995 was 42.5%, as compared to 42.6% in 1994. The decrease in the effective tax rate is mainly due to the geographic mix of earnings.

                   PART II - OTHER INFORMATION




Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


 (a) This item is answered in respect of the Annual Meeting of Stockholders held May 16, 1995.

 (b) No response is required to Paragraph (b) because (i) proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended; (ii) there was no solicitation in opposition to Management's nominees as listed in the proxy statement; and (iii) all such nominees were elected.

 (c) At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

       -- Proposal to approve Management's nominees for
          director as follows:
                                                          BROKER
        NOMINEE                FOR            WITHHELD  NONVOTES

        Eugene P. Beard        66,418,102     153,008       0
        Frank J. Borelli       66,347,557     223,553       0
        Lynne V. Cheney        66,410,244     160,866       0
        Philip H. Geier, Jr.   66,419,400     151,710       0
        Frank B. Lowe          61,958,728   4,612,382       0
        Leif H. Olsen          66,364,760     206,350       0
        J. Phillip Samper      66,417,463     153,647       0
        Joseph J. Sisco        66,329,022     242,088       0


        -- Proposal to approve an increase in the Company's authorized Common Stock, par value $.10 per share, to 150 million shares.

          For            Against      Abstain   Broker Nonvotes

          63,195,364     3,130,892    244,854         0

        --  Proposal to approve the Company's Employee Stock
            Purchase Plan (1995).

          For            Against      Abstain   Broker Nonvotes

          58,644,723     2,410,663    363,800     5,151,924

        --  Proposal to approve Amendments to the Company's
            Management Incentive Compensation Plan.

          For            Against      Abstain   Broker Nonvotes

          55,613,030     10,386,683   571,397         0

        -- Proposal to approve confirmation of independent accountants.

          For            Against      Abstain   Broker Nonvotes

          66,389,129     71,978       110,003         0


Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits

        Exhibit 3(i)     Restated Certificate of Incorporation
                         of the Company, as Amended.

        Exhibit 10(a)    Note Purchase Agreement, dated April,
                         28, 1995 by and between the Company and
                         The Prudential Insurance Company of
                         America.

        Exhibit 10(b)    Note, dated April 28, 1995, of the
                         Company.

        Exhibit 10(c) Notice, dated June 13, 1995, by The Lowe Group of Cancellation of a Multicurrency Revolving Credit Facility Agreement, as amended, dated December 17, 1991, among Lowe International Limited, Lowe Worldwide Holdings, B.V., Lowe & Partners Inc. and Lloyds Bank plc et. al.

        Exhibit 10(d) Amendment Number 4, dated as of April 1, 1995 to the Credit Agreement, dated as of September 30, 1992 and effective as of December 30, 1992 by and between the Company and The Bank of New York.

        Exhibit 10(e)    Employee Stock Purchase Plan (1995) of
                         the Company.

        Exhibit 10(f)    Management Incentive Compensation Plan
                         of the Company.

        Exhibit 11       Computation of Earnings Per Share.

        Exhibit 27       Financial Data Schedule.

 (b)    Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter
        ended June 30, 1995.
                               15
PAGE

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)




Date: August 14, 1995   By /S/  Philip H. Geier, Jr.
                                Philip H. Geier, Jr.
                                Chairman of the Board,
                                President and Chief
                                Executive Officer




Date: August 14, 1995   By /S/  Joseph M. Studley
                                Joseph M. Studley
                                Chief Accounting Officer,
                                Vice President
                                and Controller




























                               16
PAGE

  THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                        INDEX TO EXHIBITS






        Exhibit No.      Description

        Exhibit 3(i)     Restated Certificate of Incorporation
                         of the Company, as Amended.

        Exhibit 10(a)    Note Purchase Agreement, dated April,
                         28, 1995 by and between the Company and
                         The Prudential Insurance Company of
                         America.

        Exhibit 10(b)    Note, dated April 28, 1995, of the
                         Company.

        Exhibit 10(c) Notice, dated June 13, 1995, by The Lowe Group of Cancellation of a Multicurrency Revolving Credit Facility Agreement, as amended, dated December 17, 1991, among Lowe International Limited, Lowe Worldwide Holdings, B.V., Lowe & Partners Inc. and Lloyds Bank plc et. al.

        Exhibit 10(d) Amendment Number 4, dated as of April 1, 1995 to the Credit Agreement, dated as of September 30, 1992 and effective as of December 30, 1992 by and between the Company and The Bank of New York.

        Exhibit 10(e)    Employee Stock Purchase Plan (1995) of
                         the Company.

        Exhibit 10(f)    Management Incentive Compensation Plan
                         of the Company.

        Exhibit 11       Computation of Earnings Per Share.

        Exhibit 27       Financial Data Schedule.