Form 10-K/A
period 1994-12-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 1995-08-16
CIK 51644

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K/A
            Amendment Number Two Annual Report Pursuant to
     Section 13 or 15(d) of the Securities Exchange Act of 1934

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

PAGE

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

PAGE

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

                              INDEX - 2

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

                              INDEX - 3

PAGE

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

                              INDEX - 4

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

                              INDEX - 5

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



August 16, 1995                    BY:  Christopher Rudge

                                   Christopher Rudge
                                   Senior Vice President,
                                   General Counsel and
                                   Secretary