Form 10-Q
period 1995-09-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 1995-11-14
CIK 51644

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ending September 30, 1995

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Common Stock outstanding at October 31, 1995: 78,225,119 shares.
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                                 I N D E X

                                                                Page

      PART I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheet
                 September 30, 1995 and
                 December 31, 1994                              3-4

                Consolidated Income Statement
                 Three months ended September 30, 1995
                 and 1994                                       5

                Consolidated Income Statement
                 Nine months ended September 30, 1995
                 and 1994                                       6

                Consolidated Statement of Cash Flows
                 Nine months ended September 30, 1995
                 and 1994                                       7


                Notes to Consolidated Financial Statements      8


                Computation of Earnings Per Share               9 - 10


      Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  11 - 13


      PART II.  OTHER INFORMATION

      Item 6.   Exhibits and Reports on Form 8-K                14 - 15


      SIGNATURES                                                16

      INDEX TO EXHIBITS                                         17 - 18

                      PART I - FINANCIAL INFORMATION

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                          (Dollars in Thousands)
                                  ASSETS


                                             SEPTEMBER 30,  DECEMBER 31,
                                                1995           1994

Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1995-$78,279;
    1994-$151,341)                           $  300,862     $  413,709
  Marketable securities, at cost which
    approximates market                          32,640         27,893
  Receivables (less allowance for doubtful
    accounts: 1995-$22,324; 1994-$22,656)     1,946,943      2,072,764
  Expenditures billable to clients              136,388        104,787
  Prepaid expenses and other current assets     100,060         56,154
    Total current assets                      2,516,893      2,675,307

 Other Assets:
  Investment in unconsolidated affiliates        75,155         63,824
  Deferred taxes on income                       92,198         84,788
  Other investments and miscellaneous assets    149,748        120,242
    Total other assets                          317,101        268,854

Fixed Assets, at cost:
  Land and buildings                             78,348         73,370
  Furniture and equipment                       350,003        320,164
                                                428,351        393,534
  Less accumulated depreciation                 236,326        212,755
                                                192,025        180,779
  Unamortized leasehold improvements             76,401         67,348
    Total fixed assets                          268,426        248,127

Intangible Assets (less accumulated
  amortization: 1995-$150,751;
  1994-$130,045)                                682,872        601,130

Total assets                                 $3,785,292     $3,793,418



See accompanying notes to consolidated financial statements.

                                    3
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
               (Dollars in Thousands Except Per Share Data)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       SEPTEMBER 30,  DECEMBER 31,
                                         1995            1994
Current Liabilities:
  Payable to banks                     $  195,452     $  128,529
  Accounts payable                      1,887,699      2,090,406
  Accrued expenses                        261,562        292,436
  Accrued income taxes                     79,500         83,802
    Total current liabilities           2,424,213      2,595,173

Noncurrent Liabilities:
  Long-term debt                          147,156        131,276
  Convertible subordinated debentures     112,546        110,527
  Deferred compensation and reserve
    for termination liabilities           230,172        215,893
  Accrued postretirement benefits          45,751         45,751
  Other noncurrent liabilities             90,496         32,886
  Minority interests in consolidated
    subsidiaries                           12,591         12,485
    Total noncurrent liabilities          638,712        548,818

Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized:  150,000,000
    shares issued:
         1995 - 89,256,648
         1994 - 87,705,760                  8,926          8,771
  Additional paid-in capital              428,990        383,678
  Retained earnings                       686,557        619,627
  Adjustment for minimum pension
    liability                              (6,422)        (6,422)
  Cumulative translation adjustments      (90,975)       (97,587)
                                        1,027,076        908,067
  Less:
  Treasury stock, at cost:
    1995 - 11,045,953 shares
    1994 - 10,001,680 shares              270,777        222,698
  Unamortized expense of restricted
    stock grants                           33,932         35,942
    Total stockholders' equity            722,367        649,427

Total liabilities and stockholders'
  equity                               $3,785,292     $3,793,418
See accompanying notes to consolidated financial statements.
                                    4
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                      THREE MONTHS ENDED SEPTEMBER 30

               (Dollars in Thousands Except Per Share Data)

                                              1995         1994

Revenue                                   $   476,308  $   427,378
Other income                                   16,178       13,130
     Gross income                             492,486      440,508

Costs and expenses:
  Operating expenses                          444,909      400,591
  Interest                                     10,502        7,706
     Total costs and expenses                 455,411      408,297

Income before provision for income taxes       37,075       32,211

Provision for income taxes:
  United States - federal                       9,572       11,698
                - state and local               1,984          (90)
  Foreign                                       4,397        2,671
     Total provision for income taxes          15,953       14,279

Income of consolidated companies               21,122       17,932

Loss applicable to minority
  interests                                      (757)      (1,144)

Equity in net income of unconsolidated
  affiliates                                    1,816          616


Net income                                $    22,181  $    17,404

Weighted average number of common shares   78,172,381   75,565,452

Earnings per common and common equivalent
  share                                   $       .28  $       .23

Cash dividends per common share           $      .155  $      .140



See accompanying notes to consolidated financial statements.

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                      NINE MONTHS ENDED SEPTEMBER 30

               (Dollars in Thousands Except Per Share Data)

                                              1995         1994

Revenue                                   $ 1,458,170  $ 1,312,487
Other income                                   51,890       46,488
     Gross income                           1,510,060    1,358,975

Costs and expenses:
  Operating expenses                        1,306,089    1,186,610
  Interest                                     28,232       23,771
     Total costs and expenses               1,334,321    1,210,381

Income before provision for income taxes      175,739      148,594

Provision for income taxes:
  United States - federal                      32,473       29,081
                - state and local              11,603        7,875
  Foreign                                      30,834       26,958
     Total provision for income taxes          74,910       63,914

Income of consolidated companies              100,829       84,680

Loss applicable to minority interests          (3,628)      (1,691)

Equity in net income of unconsolidated
  affiliates                                    3,924        1,504

Income before effect of accounting
  change                                      101,125       84,493

Effect of accounting change:
  Postemployment benefits                           -      (21,780)

Net income                                $   101,125  $    62,713

Weighted average number of common shares   77,981,543   75,184,671

Per share data:
Income before effect of accounting change $      1.30         1.12
Effect of accounting change                         -         (.29)
Net income                                $      1.30  $       .83

Cash dividends per common share           $      .450  $      .405

See accompanying notes to consolidated financial statements.

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30
                          (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                 1995       1994
Net income after effect of accounting change       $101,125   $ 62,713
Adjustments to reconcile net income to
    cash (used in)/provided by operating activities:
  Effect of accounting change                             -     21,780
  Depreciation and amortization of fixed assets      38,766     32,259
  Amortization of intangible assets                  20,706     16,108
  Amortization of restricted stock awards            10,527      7,864
  Equity in net income of unconsolidated
   affiliates                                        (3,924)    (1,504)
  Income applicable to minority interests             3,628      1,691
  Translation losses                                  2,779     13,322
  Other                                               7,324     (9,031)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                       140,984     73,824
  Expenditures billable to clients                  (30,067)   (22,590)
  Prepaid expenses and other assets                 (41,968)    (2,949)
  Accounts payable and accrued expenses            (268,551)  (158,458)
  Accrued income taxes                               11,430     (5,230)
  Deferred income taxes                             (13,939)   (31,200)
  Deferred compensation and reserve for termination
    liabilities                                       4,835     41,414
Net cash (used in)/provided by operating activities            (16,345)   40,013
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                      (68,702)   (48,236)
  Capital expenditures                              (47,163)   (34,931)
  Proceeds from sales of assets                        (656)    38,578
  Net (purchases) of marketable securities           (2,474)    (8,507)
  Other investments and miscellaneous assets         (5,103)    (3,507)
  Unconsolidated affiliates                          (7,520)    (3,753)
Net cash used in investing activities              (131,618)   (60,356)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase/(decrease) in short-term borrowings       50,990     (8,831)
  Proceeds from long-term debt                       40,000     25,000
  Payments of debt                                  (14,441)   (21,981)
  Treasury stock acquired                           (49,786)   (29,332)
  Issuance of common stock                           27,772     10,215
  Cash dividends                                    (34,194)   (29,746)
Net cash provided by/(used in)
  financing activities                               20,341    (54,675)
Effect of exchange rates on cash and cash
  equivalents                                        14,775     16,265
Decrease in cash and cash equivalents              (112,847)   (58,753)
Cash and cash equivalents at beginning of year      413,709    292,268
Cash and cash equivalents at end of period         $300,862   $233,515
See accompanying notes to consolidated financial statements.
                                 7
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Consolidated Financial Statements

(a) In the opinion of management, the consolidated balance sheet as of September 30, 1995, the consolidated income statements for the three months and nine months ended September 30, 1995 and 1994 and the consolidated statement of cash flows for the nine months ended September 30, 1995 and 1994, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company's") December 31, 1994 annual report to stockholders.

(b) Statement of Financial Accounting Standards (SFAS) No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $39.7 million and $52.7 million in the first nine months of 1995 and 1994, respectively. Interest payments during the first nine months of 1995 were approximately $18.1 million. Interest payments during the comparable period of 1994 were approximately $14.9 million.


(c) Effective January 1, 1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits" and recorded a one-time pre-tax charge of $39.6 million or $21.8 million after-tax. As of September 30, 1995 deferred compensation and reserve for termination allowances includes approximately $41.2 million of postemployment benefits.

                                                               Exhibit 11
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE

               (Dollars in Thousands Except Per Share Data)


                                          Three Months Ended September 30
Primary                                         1995           1994

Net income                                  $    22,181    $    17,404
Add:
  Dividends paid net of related income
    tax applicable to restricted stock              120             92
Net income, as adjusted                     $    22,301    $    17,496
Weighted average number of common shares
  outstanding                                75,602,346     73,296,460

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,570,035      2,268,992
        Total                                78,172,381     75,565,452

Earnings per common and common equivalent
  share                                     $       .28    $       .23
                                          Three Months Ended September 30
Fully Diluted                                   1995          1994

Net income                                  $    22,181    $    17,404
Add:
After tax interest savings on assumed
  conversion of subordinated debentures           1,600          1,527
Dividends paid net of related income tax
  applicable to restricted stock                    127             96
Net income, as adjusted                     $    23,908    $    19,027
Weighted average number of common shares
  outstanding                                75,602,346     73,296,460
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,730,172      2,320,752

Assumed conversion of subordinated
  debentures                                  3,002,130      3,002,130
        Total                                81,334,648     78,619,342
Earnings per common and common equivalent
  share                                     $       .29    $       .24

                                                           Exhibit 11
      THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
               (Dollars in Thousands Except Per Share Data)

                                          Nine Months Ended September 30
Primary                                         1995           1994

Net income before effect of accounting
  change                                    $   101,125    $    84,493

Effect of accounting change                           -        (21,780)
Add:
  Dividends paid net of related income tax
    applicable to restricted stock                  325            264

Net income, as adjusted                     $   101,450    $    62,977
Weighted average number of common shares
  outstanding                                75,548,236     72,949,730

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,433,307      2,234,941

        Total                                77,981,543     75,184,671
Per share data:
Income before effect of accounting change          1.30           1.12
Effect of accounting change                           -           (.29)
Net income                                  $      1.30    $       .83
                                          Nine Months Ended September 30
Fully Diluted                                   1995          1994

Net income before effect of accounting
  change                                    $   101,125    $    84,493

Effect of accounting change                           -        (21,780)
Add:
After tax interest savings on assumed
  conversion of subordinated debentures           4,654          4,547
Dividends paid net of related income tax
  applicable to restricted stock                    347            274

Net income, as adjusted                     $   106,126    $    67,534
Weighted average number of common shares
  outstanding                                75,548,236     72,949,730
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,637,689      2,289,594
Assumed conversion of subordinated
  debentures                                  3,002,130      3,002,130
        Total                                81,188,055     78,241,454
Per share data:
Income before effect of accounting change          1.31           1.14
Effect of accounting change                           -           (.28)
Net income                                  $      1.31    $       .86

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



Working capital at September 30, 1995 was $92.7 million, an increase of $12.5 million from December 31, 1994. The ratio of current assets to current liabilities remained relatively unchanged from December 31, 1994 at approximately 1.0 to 1.

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

In October 1995, the Company, in a 50/50 joint venture with All American Communications, Inc., acquired certain assets and liabilities of Mark Goodson Productions. The purchase price for Interpublic's fifty (50) percent share was approximately $25.0 million in shares of the Company's common stock.

In November 1995, the Company acquired all of the stock of Anderson & Lembke Inc. for approximately $22.0 million in shares of the Company's stock.

Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be in the future. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first nine months of 1995, the Company acquired 1,393,250 shares of its own stock for approximately $49.8 million for the purpose of fulfilling the Company's obligations under its various compensation plans.

PAGE

RESULTS OF OPERATIONS
Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

Total revenue for the three months ended September 30, 1995 increased $48.9 million, or 11.4%, to $476.3 million compared to the same period in 1994. Domestic revenue increased $28.4 million or 19.5% from 1994 levels.
Foreign revenue increased $20.5 million or 7.3% during the third quarter of 1995 compared to 1994. Other income increased by $3.0 million during the third quarter of 1995 compared to the same period in 1994.

Operating expenses increased $44.3 million or 11.1% during the three months ended September 30, 1995 compared to the same period in 1994. Interest expense increased 36.3% as compared to the same period in 1994.

Pretax income increased $4.9 million or 15.1% during the three months ended September 30, 1995 compared to the same period in 1994.

The increase in total revenue, operating expenses, and pretax income is primarily due to acquired companies' results of operations.

In the fourth quarter of 1994, the Company recorded restructuring charges of $48.7 million in connection with the elimination of duplicate facilities and excess personnel resulting primarily from the merger of Lintas New York and Ammirati & Puris agencies and certain international offices. Third quarter 1995 salary savings realized from the restructuring amounted to approximately $5.2 million.

Net losses from exchange and translation of foreign currencies for the three months ended September 30, 1995 were approximately $1.3 million versus $.4 million for the same period in 1994.

The effective tax rate for the three months ended September 30, 1995 was 43.0%, as compared to 44.3% in 1994. The decrease in the effective tax rate is mainly due to the geographic mix of earnings.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

Total revenue for the nine months ended September 30, 1995 increased $145.7 million, or 11.1%, to $1,458.2 million compared to the same period in 1994. Domestic revenue increased $56.0 million or 12.0% from 1994 levels.
Foreign revenue increased $89.7 million or 10.6% during the first nine months of 1995 compared to 1994. Other income increased $5.4 million in the first nine months of 1995 compared to the same period in 1994.

Operating expenses increased $119.5 million or 10.1% during the nine months ended September 30, 1995 compared to the same period in 1994. Interest expense increased 18.8% during the nine months ended September 30, 1995 as compared to the same nine month period in 1994.

Pretax income increased $27.1 million or 18.3% during the nine months ended September 30, 1995 compared to the same period in 1994.

                                    12
PAGE

The increase in total revenue, operating expenses, and pretax income is primarily due to acquired companies' results of operations.

In the fourth quarter of 1994, the Company recorded restructuring charges of $48.7 million in connection with the elimination of duplicate facilities and excess personnel resulting primarily from the merger of Lintas New York and Ammirati & Puris agencies and certain international offices. At December 31, 1994 the Company's liability related to these restructuring charges totalled $27.6 million for severance. The remaining liability at September 30, 1995 is $4.5 million for severance. Total salary savings for the nine months ended September 30, 1995 realized from the restructuring amounted to approximately $14.1 million. The Company expects to realize additional salary savings from restructuring of approximately $4.9 million during the remainder of 1995.

Net losses from exchange and translation of foreign currencies for the nine months ended September 30, 1995 were approximately $3.4 million versus $9.8 million for the same period in 1994.

The effective tax rate for the nine months ended September 30, 1995 was 42.6%, as compared to 43.0% in 1994. The decrease in the effective tax rate is mainly due to the geographic mix of earnings.






















                                    13
PAGE

                       PART II - OTHER INFORMATION

PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibits

Exhibit 10A(i) Supplemental Agreement made as of July 14, 1995, by and between Interpublic and Eugene P. Beard to an Employment Agreement made as of January 1, 1983.

Exhibit 10A(ii) Employment Agreement, made as of July 1, 1995, by and between Interpublic and Eugene P. Beard.

Exhibit 10B Supplemental Agreement made as of July 1, 1995, by and between Interpublic and John J. Dooner to an Employment Agreement made as of January 1, 1994.

Exhibit 10C Supplemental Agreement made as of May 10, 1995, by and among Interpublic, Ammirati & Puris Inc., and Martin Puris to an Employment Agreement made as of August 11, 1994.

Exhibit 10D(i) Amendment No. 1, dated as of August 3, 1995 to the Credit Agreement, dated as of December 1, 1994, between Interpublic and Bank of America National Trust & Savings Association.

Exhibit 10D(ii) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and The Bank of New York.

Exhibit 10D(iii) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 23, 1992, between Interpublic and Chemical Bank.

Exhibit 10D(iv) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 22, 1992, between Interpublic and Citibank N.A.

Exhibit 10D(v) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 16, 1992, between Interpublic and The Fuji Bank, Limited.

Exhibit 10D(vi) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 23, 1992, between Interpublic and NBD Bank, N.A. ("NBD").

Exhibit 10D(vii) Amendment No. 5, dated as of August 3, 1995 to the Term Loan Agreement, dated March 14, 1991, between
                  Interpublic and NBD.

                                   14
PAGE

Exhibit 10D(viii) Amendment No. 1, dated as of August 3, 1995 to a Note
                  Purchase Agreement, dated as of May 26, 1994, between Interpublic and The Prudential Insurance Company of America ("Prudential").

Exhibit 10D(ix) Amendment No. 1, dated August 3, 1995 to a Note Purchase Agreement, dated as of April 28, 1995, between Interpublic and Prudential.

Exhibit 10D(x) Amendment No. 5, dated as of August 3, 1995 to a Note Purchase Agreement, dated as of August 20, 1991, by and among Interpublic, MacLaren McCann Canada Inc. and Prudential.

Exhibit 10D(xi) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 18, 1992, between Interpublic and Swiss Bank Corporation.

Exhibit 10D(xii) Amendment No. 1, dated as of August 3, 1995 to the Credit Agreement, dated as of March 14, 1995, between Interpublic and Trust Company Bank ("Trust").

Exhibit 10D(xiii) Amendment No. 5, dated as of August 3, 1995 to the
                  Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and Trust.

Exhibit 10D(xiv) Amendment No. 6, dated as of August 3, 1995 to the Credit Agreement, dated as of March 14, 1991, between Interpublic and Trust.

Exhibit 10D(xv) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 29, 1992, between Interpublic and Union Bank of Switzerland.

Exhibit 10E       Agreement, dated as of January 1, 1995 between
                  Interpublic and Robert James.

Exhibit 11        Computation of Earnings Per Share

Exhibit 27        Financial Data Schedule

(b)               Reports on Form 8-K

                            No reports on Form 8-K were filed during the quarter ended September 30, 1995.

PAGE

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                THE INTERPUBLIC GROUP OF COMPANIES, INC.
                              (Registrant)



Date: November 14, 1995    By: PHILIP H. GEIER, JR.
                               PHILIP H. GEIER, JR.
                               Chairman of the Board,
                               President and Chief Executive
                               Officer




Date: November 14, 1995    By: EUGENE P. BEARD
                               EUGENE P. BEARD
                               Vice Chairman-
                               Finance and Operations

    THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                            INDEX TO EXHIBITS



Exhibit No.                Description

Exhibit 10A(i) Supplemental Agreement made as of July 14, 1995, by and between Interpublic and Eugene P. Beard to an Employment Agreement made as of January 1, 1983.

Exhibit 10A(ii) Employment Agreement, made as of July 1, 1995, by and between Interpublic and Eugene P. Beard.

Exhibit 10B Supplemental Agreement made as of July 1, 1995, by and between Interpublic and John J. Dooner to an Employment Agreement made as of January 1, 1994.

Exhibit 10C Supplemental Agreement made as of May 10, 1995, by and among Interpublic, Ammirati & Puris Inc., and Martin Puris to an Employment Agreement made as of August 11, 1994.

Exhibit 10D(i) Amendment No. 1, dated as of August 3, 1995 to the Credit Agreement, dated as of December 1, 1994, between Interpublic and Bank of America National Trust & Savings Association.

Exhibit 10D(ii) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and The Bank of New York.

Exhibit 10D(iii) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 23, 1992, between Interpublic and Chemical Bank.

Exhibit 10D(iv) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 22, 1992, between Interpublic and Citibank N.A.

Exhibit 10D(v) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 16, 1992, between Interpublic and The Fuji Bank, Limited.

Exhibit 10D(vi) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 23, 1992, between Interpublic and NBD Bank, N.A. ("NBD").

Exhibit 10D(vii) Amendment No. 5, dated as of August 3, 1995 to the Term Loan Agreement, dated March 14, 1991, between Interpublic and NBD.

                                   17
PAGE

Exhibit 10D(viii) Amendment No. 1, dated as of August 3, 1995 to a Note Purchase Agreement, dated as of May 26, 1994, between Interpublic and The Prudential Insurance Company of America ("Prudential").

Exhibit 10D(ix) Amendment No. 1, dated August 3, 1995 to a Note Purchase Agreement, dated as of April 28, 1995, between Interpublic and Prudential.

Exhibit 10D(x) Amendment No. 5, dated as of August 3, 1995 to a Note Purchase Agreement, dated as of August 20, 1991, by and among Interpublic, MacLaren McCann Canada Inc. and Prudential.

Exhibit 10D(xi) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 18, 1992, between Interpublic and Swiss Bank Corporation.

Exhibit 10D(xii) Amendment No. 1, dated as of August 3, 1995 to the Credit Agreement, dated as of March 14, 1995, between Interpublic and Trust Company Bank ("Trust").

Exhibit 10D(xiii) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 30, 1992, between Interpublic and Trust.

Exhibit 10D(xiv) Amendment No. 6, dated as of August 3, 1995 to the Credit Agreement, dated as of March 14, 1991, between Interpublic and Trust.

Exhibit 10D(xv) Amendment No. 5, dated as of August 3, 1995 to the Credit Agreement, dated as of September 30, 1992, and effective as of December 29, 1992, between Interpublic and Union Bank of Switzerland.

Exhibit 10E Agreement, dated as of January 1, 1995 between Interpublic and Robert James.

Exhibit 11                 Computation of Earnings Per Share

Exhibit 27                 Financial Data Schedule