Form 10-K
period 1995-12-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 1996-03-29
CIK 51644

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended               Commission file number
December 31, 1995                                 1-6686

              THE INTERPUBLIC GROUP OF COMPANIES, INC.
       (Exact name of registrant as specified in its charter)

     Delaware                                     13-1024020
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification  No.)

1271 Avenue of the Americas                        10020
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

PAGE

The aggregate market value of the registrant's voting stock
(exclusive of shares beneficially owned by persons referred to in response to Item 12 hereof) was $3,476,599,515 as of March 25, 1996.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock outstanding at March 25, 1996: 79,128,246 shares.

                DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference in Parts I and II.

2. Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference in Parts I and III.

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

     The advertising agency business is the primary business of the Company. This business is conducted throughout the world through three advertising agency systems, McCann-Erickson Worldwide, Ammirati Puris Lintas and The Lowe Group. The Company also offers advertising agency services through association arrangements with local agencies in various parts of the world. Other activities conducted by the Company within the area of "marketing communications" include market research, sales promotion, product development, product design, direct marketing, telemarketing and other related services.

     The principal functions of an advertising agency are to plan and create advertising programs for its clients and to place advertising in various media such as television, cable, radio, magazines, newspapers, transit, direct response media and outdoor. The planning function involves analysis of the market for the particular product or service, evaluation of alternative methods of distribution and choice of the appropriate media to reach the desired market most efficiently. The advertising agency then creates an advertising program, within the limits imposed by the client's advertising budget, and places orders for space or time with the media that have been selected.
Interpublic also carries on a media buying business through its ownership of Western International Media and its affiliates.

     The principal advertising agency subsidiaries of Interpublic operating within the United States directly or through subsidiaries and the locations of their respective corporate headquarters are:
PAGE

McCann-Erickson USA, Inc..........      New York, New York

Campbell-Ewald
 Company..........................      Detroit (Warren),
                                          Michigan

Ammirati Puris Lintas Inc.........      New York, New York

Dailey & Associates...............      Los Angeles, California

Lowe & Partners Inc...............      New York, New York

Campbell Mithun Esty LLC..........      Minneapolis, Minnesota


     In addition to domestic operations, the Company provides advertising services for clients whose business is international in scope as well as for clients whose business is restricted to a single country or a small number of countries. It has offices in Canada as well as in one or more cities in each of the following countries:

               EUROPE, AFRICA AND THE MIDDLE EAST

Austria          Germany      Namibia        South Africa
Belgium          Greece       Netherlands    Spain
Croatia          Hungary      Norway         Sweden
Czech Republic   Ireland      Poland         Switzerland
Denmark          Italy        Portugal       Turkey
Finland          Ivory Coast  Romania        United Arab Emirates
France           Kenya        Russia         United Kingdom
                 Malawi       Slovak         Zimbabwe
                                Republic



                    LATIN AMERICA AND THE CARIBBEAN

Argentina      Costa Rica          Honduras       Peru
Barbados       Dominican Republic  Jamaica        Puerto Rico
Bermuda        Ecuador             Mexico         Trinidad
Brazil         El Salvador         Panama         Uruguay
Chile          Guatemala           Paraguay       Venezuela
Colombia

PAGE

                       ASIA AND THE PACIFIC

Australia      Japan          People's Republic   South Korea
Hong Kong      Malaysia         of China          Taiwan
India          Nepal          Philippines         Thailand
               New Zealand    Singapore

     Operations in the foregoing countries are carried on by one or more operating companies, at least one of which is either wholly owned by Interpublic or a subsidiary or is a company in which Interpublic or a subsidiary owns a 51% interest or more, except in Malawi and Nepal, where Interpublic or a subsidiary holds a minority interest.

     The Company also offers advertising agency services in Aruba, the Bahamas, Bahrain, Belize, Bolivia, Bulgaria, Cambodia, Cameroon, Egypt, Gabon, Ghana, Grand Cayman, Guadeloupe, Guam, Guyana, Haiti, Reunion, Indonesia, Iran, Israel, Ivory Coast, Jordan, Kuwait, Lebanon, Martinique, Mauritius, Morocco, Nicaragua, Nigeria, Oman, Pakistan, Paraguay, Saudi Arabia, Senegal, Sri Lanka, Surinam, Tunisia, Uganda, United Arab Emirates (Dubai), Vietnam and Zaire through association arrangements with local agencies operating in those countries.

     For information concerning revenues, operating profits and identifiable assets on a geographical basis for each of the last three years, reference is made to Note 13: Geographic Areas of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1995, which Note is hereby incorporated by reference.

Developments in 1995

     The Company completed several acquisitions within the United
States and abroad in 1995.

     Effective November 10, 1995, Anderson & Lembke,Inc. was acquired. Anderson & Lembke, Inc. is an advertising agency with headquarters in New York City and San Francisco.

     As of June 29, 1995, the Company acquired a 50% interest in a limited liability company, Campbell Mithun Esty LLC. The other
50% is owned by former employees of Campbell Mithun Esty Inc.
which are employed by the LLC.
PAGE

     In 1995, the Company completed its integration of Ammirati & Puris (acquired in 1994) with its Lintas Agency System. In 1995, Ammirati & Puris Holdings, Inc. and Ammirati & Puris Inc. were merged into Lintas, Inc. and the name of the surviving corporation has been changed to Ammirati Puris Lintas Inc. Ammirati Puris Lintas Inc. continues to be headquartered in New York City. The Company also is in the process of changing the names of the corporations comprising the Lintas Worldwide Agency System to reflect the "Ammirati Puris Lintas" name.

     See Note 3 to the Consolidated Financial Statements incorporated by reference in this Report on Form 10-K for discussion of additional acquisitions.

Income from Commissions, Fees and Publications

     The Company generates income from planning, creating and placing advertising in various media. Historically, the commission customary in the industry was 15% of the gross charge ("billings") for advertising space or time; more recently lower commissions have been negotiated, but often with additional incentives for better performance. For example, an incentive component is frequently included in arrangements with clients based on increases in a client's sales of the products or services being advertised. Under commission arrangements, media bill the Company at their gross rates. The Company bills these amounts to its clients, remits the net charges to the media and retains the balance as its commission. Some clients, however, prefer to compensate the Company on a fee basis, under which the Company bills its client for the net charges billed by the media plus an agreed-upon fee. These fees usually are calculated to reflect the Company's salary costs and out-of-pocket expenses incurred on the client's behalf, plus proportional overhead and a profit mark-up.

     Normally, the Company, like other advertising agencies, is primarily responsible for paying the media with respect to firm contracts for advertising time or space. This is a problem only if the client is unable to pay the Company because of insolvency or bankruptcy. The Company makes serious efforts to reduce the risk from a client's insolvency, including (1) carrying out credit clearances, (2) requiring in some cases payment of media in advance, or (3) agreeing with the media that the Company will be solely liable to pay the media only after the client has paid the Company for the media charges.
PAGE

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

     The five clients of the Company that made the largest contribution in 1995 to income from commissions and fees accounted individually for 2% to 11% of such income and in the aggregate accounted for over 31% of such income. Twenty clients of the Company accounted for approximately 45% of such income. Based on income from commissions and fees, the three largest clients of the Company are General Motors Corporation, Unilever and The Coca-Cola Company. General Motors Corporation first became a client of one of the Company's agencies in 1916 in the United States. Predecessors of several of the Lintas agencies have supplied advertising services to Unilever since 1893. The client relationship with The Coca-Cola Company began in 1942 in Brazil and in 1955 in the United States. While the loss of the entire business of one of the Company's three largest clients might have a material adverse effect upon the business of the Company, the Company believes that it is very unlikely that the entire business of any of these clients would be lost at the same time, because it represents several different brands or divisions of each of these clients in a number of geographical markets - in each case through more than one of the Company's agency systems.

     Representation of a client rarely means that the Company handles advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its

PAGE
business from an advertising agency within the Company to a competing agency, and a client may reduce its advertising budget at any time. The Company's advertising agencies in many instances have written contracts with their clients.

     As is customary in the industry, these contracts provide for termination by either party on relatively short notice, usually 90 days but sometimes shorter or longer. In 1995, however, 42% of income from commissions and fees was derived from clients that had been associated with one or more of the Company's agencies or their predecessors for 20 or more years.

Personnel

     As of January 1, 1996, the Company employed approximately 19,700 persons, of whom approximately 5,900 were employed in the United States. Because of the personal service character of the marketing communications business, the quality of personnel is of crucial importance to continuing success. There is keen competition for qualified employees. Interpublic considers its employee relations to be satisfactory.

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


Item 2.   Properties

     Most of the advertising operations of the Company are conducted in leased premises, and its physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. These facilities are located in various cities in

PAGE
which the Company does business throughout the world. However, subsidiaries of the Company own office buildings in Louisville, Kentucky; Warren, Michigan; Frankfurt, Germany; Sao Paulo, Brazil; Lima, Peru; and Brussels, Belgium and own office condominiums in Buenos Aires, Argentina; Bogota, Colombia; Manila, the Philippines; in England, subsidiaries of the Company own office buildings in London, Manchester, Birmingham and Stoke-on-Trent.

     The Company's ownership of the office building in Frankfurt is subject to three mortgages which became effective on or about February 1993. These mortgages terminate at different dates, with the last to expire in February 2003. Reference is made to
Note 15: Commitments and Contingent Liabilities - of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1995, which Note is hereby incorporated by reference.

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

Name                     Age             Office

Philip H. Geier, Jr. (1)  61  Chairman of the Board, President
                              and Chief Executive Officer

Eugene P. Beard (1)       60  Vice Chairman-Finance and
                              Operations, Chief Financial Officer
PAGE

John J. Dooner, Jr. (1)   47  Chairman of McCann-Erickson
                              Worldwide, Inc.

Nicholas J. Camera        49  Vice President, Secretary and
                              General Counsel

Frank B. Lowe (1)         54  Chairman of The Lowe Group

C. Kent Kroeber           57  Senior Vice President-Human
                              Resources

Martin F. Puris (1)       57  Chairman, Chief Executive Officer
                              and Chief Creative Officer of
                              Ammirati Puris Lintas Worldwide

Thomas J. Volpe           60  Senior Vice President-Financial
                              Operations

Joseph M. Studley         43  Vice President and Controller


(1)  Also a Director


     There is no family relationship among any of the executive officers.

     The employment histories for the past five years of Messrs.
Geier, Beard, Dooner, Puris and Lowe are incorporated by reference to the Proxy Statement for Interpublic's 1996 Annual
Meeting of Stockholders.

     Mr. Camera joined Interpublic on May 17, 1993. He was elected Vice President, Assistant General Counsel and Assistant
Secretary on June 1, 1994 and Vice President, General Counsel and
Secretary on December 15, 1995.

     Mr. Kroeber joined Interpublic in January 1966 as Manager of
Compensation and Training. He was elected a Vice President in 1970 and Senior Vice President in May 1980.

     Mr. Volpe joined Interpublic on March 3, 1986. He was appointed Senior Vice President-Financial Operations on March 18, 1986. He served as Treasurer from January 1, 1987 through May 17, 1988 and the Treasurer's office continues to report to him. He was Vice President and Treasurer of Colgate-Palmolive Company

PAGE
from February 1981 to February 1986 and Assistant Corporate
Controller prior thereto.

     Mr. Studley was elected as Vice President and Controller of Interpublic effective as of April 1, 1994, formerly he was Senior Vice President and Chief Financial Officer of E.C. Television, a division of Interpublic, since January 1, 1990. He was a Vice President of Lintas New York, a division of one of Interpublic's subsidiaries, from August 1, 1987 until December 31, 1989.

PAGE

                             PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1995. See Note 12: Results by Quarter (Unaudited), of the Notes to the Consolidated Financial Statements and information under the heading Transfer Agent and Registrar for Common Stock.


Item 6.   Selected Financial Data

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended
December 31, 1995 under the heading Selected Financial Data for
Five Years.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended
December 31, 1995 under the heading Management's Discussion and
Analysis of Financial Condition and Results of Operations.


Item 8.   Financial Statements and Supplementary Data

     The response to this Item is incorporated in part by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 under the headings Financial Statements and Notes to the Consolidated Financial Statements. Reference is also made to the Financial Statement Schedules listed under Item 14(a) of this Report on Form 10-K.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not applicable.
PAGE

                            PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed not later than 120 days after the end of the 1995 calendar year, except for the description of Interpublic's Executive Officers which appears in Part I of this Report on Form 10-K under the heading Executive Officers of the Registrant.


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

PAGE

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

Exhibit No.    Description


3    (i)  The Restated Certificate of Incorporation of the
          Registrant, as amended is incorporated by reference to its Report on Form 10-Q for the quarter ended June 30, 1995. See Commission file number 1-6686.

    (ii)  The By-Laws of the Registrant, amended as of February
          19, 1991, are incorporated by reference to its Report on Form 10-K for the year ended December 31, 1990. See
          Commission file number 1-6686.

4    Instruments Defining the Rights of Security Holders.

     (i)  Indenture, dated as of April 1, 1992, between
          Interpublic and Morgan Guaranty Trust Company of New
          York is not included as an Exhibit to this Report but will be furnished to the Commission upon its request.

     (ii) The Preferred Share Purchase Rights Plan as adopted on July 18, 1989 is incorporated by reference to Registrant's Registration Statement on Form 8-A dated August 1, 1989 (No. 00017904) and, as amended, by reference to Registrant's Registration Statement on Form 8 dated October 3, 1989 (No. 00106686).

PAGE

10   Material Contracts.

     (a) Underwriting Agreement, dated March 30, 1992, by and between Interpublic and Goldman Sachs International Limited is incorporated by reference to Registrant's Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

     (b)  Employment, Consultancy and other Compensatory
          Arrangements with Management.

          Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1994, inclusive, or filed with the Registrant's Reports on Form 10-Q for the periods ended March 31, 1995, June 30, 1995 and September 30, 1995 are incorporated by reference in this Report on Form 10-K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 1995 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

          (i)  John J. Dooner, Jr.

               (a)  Employment Agreement made as of August 1,
                    1984.

               (b)  Supplemental Agreement made as of June 1,
                    1985 to an Employment Agreement made as of August 1, 1984.

               (c)  Supplemental Agreement made as of December 1,
                    1985 to an Employment Agreement made as of August 1, 1984.

               (d)  Supplemental Agreement made as of June 1,
                    1986 to an Employment Agreement made as of August 1, 1984.
PAGE

               (e) Executive Special Benefit Agreement made as of July 1, 1986.

               (f)  Deferred Bonus Agreement made as of November
                    12, 1986.

               (g)  Supplemental Agreement made as of June 1,
                    1987 to an Employment Agreement made as of August 1, 1984.

               (h)  Executive Severance Agreement made as of
                    August 10, 1987.

               (i)  Supplemental Agreement made as of April 1,
                    1988 to an Employment Agreement made as of August 1, 1984.

               (j)  Supplemental Agreement made as of November 1,
                    1988 to an Employment Agreement made as of August 1, 1984.

               (k)  Supplemental Agreement made as of July 1,
                    1989 to an Employment Agreement made as of August 1, 1984.

               (l)  Supplemental Agreement made as of May 23,
                    1990 to an Executive Special Benefit
                    Agreement made as of July 1, 1986.

               (m)  Supplemental Agreement made as of July 1,
                    1990 to an Employment Agreement made as of August 1, 1984.

               (n)  Supplemental Agreement made as of October 1,
                    1991 to an Employment Agreement made as of August 1, 1984.

               (o) Supplemental Agreement made as of May 1, 1992 to an Employment Agreement made as of August
                    1, 1984.

               (p)  Supplemental Agreement made as of August 10,
                    1992 to an Executive Severance Agreement made as of August 10, 1987.


PAGE

               (q) Executive Special Benefit Agreement made as of July 1, 1992.

               (r)  Employment Agreement made as of January 1,
                    1994.

               (s) Executive Special Benefit Agreement made as of June 1, 1994.

               (t)  Supplemental Agreement made as of July 1,
                    1995 to an Employment Agreement made as of January 1, 1994.

          (ii)      Frank B. Lowe

               (a)  Employment Agreement made as of January
                    1,1996.

               (b) Executive Special Benefit Agreement made as of January 1, 1996.

          (iii)     Martin F. Puris

                    Employment Agreement made as of August 11,
                    1994.

     (c)  Executive Compensation Plans.

          (i) Trust Agreement, dated as of June 1, 1990 between The Interpublic Group of Companies, Inc., Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990. See Commission file number 1-6686.

         (ii)  The Stock Option Plan (1988) and the Achievement
               Stock Award Plan of the Registrant are
               incorporated by reference to Appendices C and D of the Prospectus dated May 4, 1989 forming part of its Registration Statement on Form S-8 (No.
               33-28143).

PAGE

        (iii) The Management Incentive Compensation Plan of the Registrant is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995. See Commission file number 1-6686.

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

PAGE

     (d)  Loan Agreements.

          (i)  Credit Agreement dated as of July 3, 1995, between
               Interpublic and Lloyds Bank Plc.

          (ii) Credit Agreement dated and effective December 21,
               1995 between Interpublic and NBD Bank.

          (iii)Note dated as of December 21, 1995 between Interpublic and NBD Bank pursuant to the Credit
               Agreement dated and effective as of December 21, 1995.

          (iv) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Supplemental Agreements, Termination Agreements, Loan Agreements, a Note Purchase Agreement, dated August 20, 1991, Guarantee, dated December 17, 1991, Notification dated March 14, 1991 by Registrant and Intercreditor Agreements filed with the Registrant's Report on Form
               10-K for the years ended December 31, 1989 through December 31, 1994, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 1995, June 30, 1995 and September 30, 1995 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

     (e)  Leases.

          Material leases of premises are incorporated by reference to the Registrant's Annual Report on Form
          10-K for the years ended December 31, 1980 and December
          31, 1988.  See Commission file number 1-6686.
PAGE

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

11   Computation of Earnings Per Share.

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 1995 which are included therein under the following headings:
     Financial Highlights; Management's Discussion and Analysis of Financial Condition and Results Of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity; Notes to Consolidated Financial Statements (the aforementioned consolidated financial statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data For Five Years; Report of Management; and Stockholders' Information; and (b) Appendix to Exhibit 13.

21   Subsidiaries of the Registrant.

23   Consent of Independent Accountants.

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

27   Financial Data Schedules

99   No reports on Form 8-K were filed during the quarter ended
     December 31, 1995.
PAGE

                            SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)


March 28, 1996                BY: Philip H. Geier, Jr.
                                  Philip H. Geier, Jr.,
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                          Title                    Date

Frank J. Borelli      Director                     March 28, 1996
Frank J. Borelli

Philip H. Geier, Jr.  Chairman of the Board,       March 28, 1996
Philip H. Geier, Jr.  President and Chief Executive
                      Officer (Principal Executive
                      Officer) and Director

Eugene P. Beard       Vice Chairman                March 28, 1996
Eugene P. Beard       -Finance and Operations
                      (Principal Financial
                      Officer) and Director

John J. Dooner, Jr.   Director                     March 28, 1996
John J. Dooner, Jr

Frank B. Lowe         Director                     March 28, 1996
Frank B. Lowe

PAGE

Leif H. Olsen         Director                     March 28, 1996
Leif H. Olsen

Martin F. Puris       Director                     March 28, 1996
Martin F. Puris

J. Phillip Samper     Director                     March 28, 1996
J. Phillip Samper

Joseph J. Sisco       Director                     March 28, 1996
Joseph J. Sisco

Joseph M. Studley     Vice President and           March 28, 1996
Joseph M. Studley     Controller (Principal
                      Accounting Officer)

Allen Questrom        Director                     March 28, 1996
Allen Questrom


By Philip H. Geier, Jr.
   Philip H. Geier, Jr.
   Attorney-in-fact


PAGE

                    INDEX TO FINANCIAL STATEMENTS


The Financial Statements appearing under the headings: Financial Highlights, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Accountants, Selected Financial Data for Five Years and Report of Management accompanying Annual Report to Stockholders for the year ended December 31, 1995, together with the report thereon of Price Waterhouse LLP dated February 13, 1996 appearing on page 40 thereof, are incorporated by reference in this report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, no other data appearing in the Annual Report to Stockholders for the year ended December 31, 1995 is deemed to be filed as part of this report on Form 10-K.

The following financial statement schedule should be read in conjunction with the financial statements in such Annual Report to Stockholders for the year ended December 31, 1995. Financial statement schedules not included in this report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

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

    VIII    Valuation and Qualifying Accounts               F-3

PAGE

                REPORT OF INDEPENDENT ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
The Interpublic Group of Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 13, 1996 appearing in the 1995 Annual Report to Stockholders of The Interpublic Group of Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in
Item 14 (a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
New York, New York
February 13, 1996

                 CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 of The Interpublic Group of Companies, Inc. (the "Company"), of our report dated February 13, 1996, appearing in the 1995 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K: Registration Statements No. 2-79071; No. 2-43811; No. 2-56269; No. 2-61346; No.
2-64338; No. 2-67560; No. 2-72093; No. 2-88165; No. 2-90878,
No. 2-97440 and No. 33-28143, relating variously to the Stock Option Plan (1971), the Stock Option Plan (1981), the Stock Option Plan
(1988) and the Achievement Stock Award Plan of the Company; Registration Statements No. 2-53544; No. 2-91564, No. 2-98324, No. 33-22008, No. 33-64062 and No. 33-61371, relating variously to the Employee Stock Purchase Plan (1975), the Employee Stock Purchase Plan (1985) and the Employee Stock Purchase Plan of the Company
(1995); Registration Statements No. 33-20291 and No. 33-2830 relating to the Management Incentive Compensation Plan of the Company; Registration Statement No. 33-5352 and No. 33-21605 relating to the 1986 Stock Incentive Plan and 1986 United Kingdom Stock Option Plan of the Company; and Registration Statement
No. 33-10087 and No. 33-25555 relating to the Long-Term Performance Incentive Plan of the Company. We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3
(No. 33-37346) of the Interpublic Group of Companies, Inc. of our report dated February 13, 1996, appearing in the 1995 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.

PRICE WATERHOUSE LLP
New York, New York
March 28, 1996
                                 F-2

PAGE

                                                            SCHEDULE VIII

      THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                    VALUATION AND QUALIFYING ACCOUNTS

          For the Years Ended December 31, 1995, 1994 and 1993

                         (Dollars in Thousands)

COLUMN A     COLUMN B         COLUMN C           COLUMN D      COLUMN E

                              Additions
            Balance     Charged   Charged
               at         to      to Other                    Balance
            Beginning   Costs &   Accounts-     Deductions-   at End
Description of Period   Expenses  Describe      Describe      of Period



Allowance for
  Doubtful Accounts -
  deducted from
  Receivables in the
  Consolidated
  Balance Sheet:

   1995     $22,656     $8,894    $1,324 <F1>   $(9,619)<F3>   $21,941
                                     137 <F2>      (819)<F4>
                                                   (632)<F5>


   1994     $16,834     $6,522    $4,097 <F1>   $ 6,109 <F3>   $22,656
                                     699 <F2>
                                     613 <F5>

   1993     $15,559     $5,600    $  764 <F1>   $ 3,823 <F3>   $16,834
                                     898 <F4>     2,360 <F2>
                                     196 <F5>


  <F1> Allowance for doubtful accounts of acquired and newly consolidated companies.
  <F2> Foreign currency translation adjustment.
  <F3> Principally amounts written off.
  <F4> Reversal of previously written off accounts.
  <F5> Miscellaneous.

                                   F-3

PAGE

                        INDEX TO DOCUMENTS



Exhibit No.   Description

3    (i) The Restated Certificate of Incorporation of the
         Registrant, as amended is incorporated by reference to its Report on Form 10-Q for the quarter ended June 30, 1995. See Commission file number 1-6686.

    (ii) The By-Laws of the Registrant, amended as of February
         19, 1991, are incorporated by reference to its Report on Form
    10-K for the year ended December 31, 1990.  See
    Commission file number 1-6686.

4        Instruments Defining the Rights of Security Holders.

     (i) Indenture, dated as of April 1, 1992, between
         Interpublic and Morgan Guaranty Trust Company of New
         York is not included as an Exhibit to this Report but will be furnished to the Commission upon its request.

    (ii) The Preferred Share Purchase Rights Plan as adopted on July 18, 1989 is incorporated by reference to Registrant's Registration Statement on Form 8-A dated August 1, 1989 (No. 00017904) and, as amended, by reference to Registrant's Registration Statement on Form 8 dated October 3, 1989 (No. 00106686).

10  Material Contracts.

 (a) Underwriting Agreement, dated March 30, 1992, by and between Interpublic and Goldman Sachs International Limited is incorporated by reference to Registrant's Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

 (b)     Employment, Consultancy and other Compensatory
         Arrangements with Management.

PAGE

    Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's
    Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1994, inclusive, or filed with the Registrant's Reports on Form 10-Q for the periods ended March 31, 1995, June 30, 1995 and
    September 30, 1995 are incorporated by reference in this Report on Form 10-K. See Commission file number
    1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December
    31, 1995 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form
    10-K.

    (i)  John J. Dooner, Jr.

         (a)  Employment Agreement made as of August 1,
              1984.

         (b)  Supplemental Agreement made as of June 1,
              1985 to an Employment Agreement made as of August 1, 1984.

         (c)  Supplemental Agreement made as of December 1,
              1985 to an Employment Agreement made as of August 1, 1984.

         (d)  Supplemental Agreement made as of June 1,
              1986 to an Employment Agreement made as of August 1, 1984.

         (e) Executive Special Benefit Agreement made as of July 1, 1986.

         (f)  Deferred Bonus Agreement made as of November
              12, 1986.

         (g)  Supplemental Agreement made as of June 1,
              1987 to an Employment Agreement made as of August 1, 1984.

         (h)  Executive Severance Agreement made as of
              August 10, 1987.

PAGE

         (i)  Supplemental Agreement made as of April 1,
              1988 to an Employment Agreement made as of August 1, 1984.

         (j)  Supplemental Agreement made as of November 1,
              1988 to an Employment Agreement made as of August 1, 1984.

         (k)  Supplemental Agreement made as of July 1,
              1989 to an Employment Agreement made as of August 1, 1984.

         (l)  Supplemental Agreement made as of May 23,
              1990 to an Executive Special Benefit
              Agreement made as of July 1, 1986.

         (m)  Supplemental Agreement made as of July 1,
              1990 to an Employment Agreement made as of August 1, 1984.

         (n)  Supplemental Agreement made as of October 1,
              1991 to an Employment Agreement made as of August 1, 1984.

         (o) Supplemental Agreement made as of May 1, 1992 to an Employment Agreement made as of August
              1, 1984.

         (p)  Supplemental Agreement made as of August 10,
              1992 to an Executive Severance Agreement made as of August 10, 1987.

         (q) Executive Special Benefit Agreement made as of July 1, 1992.

         (r)  Employment Agreement made as of January 1,
              1994.

         (s) Executive Special Benefit Agreement made as of June 1, 1994.

         (t)  Supplemental Agreement made as of July 1,
              1995 to an Employment Agreement made as of January 1, 1994.
PAGE

     (ii)     Frank B. Lowe

         (a)  Employment Agreement made as of January
              1,1996.

         (b) Executive Special Benefit Agreement made as of January 1, 1996.

    (iii)     Martin F. Puris

         Employment Agreement made as of August 11, 1994.

 (c)     Executive Compensation Plans.

      (i) Trust Agreement, dated as of June 1, 1990 between The Interpublic Group of Companies, Inc., Lintas Campbell-Ewald Company,
         McCann-Erickson USA, Inc., McCann-Erickson
         Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990. See Commission file number 1-6686.

     (ii)     The Stock Option Plan (1988) and the Achievement
              Stock Award Plan of the Registrant are
              incorporated by reference to Appendices C and D of the Prospectus dated May 4, 1989 forming part of its Registration Statement on Form S-8
         (No. 33-28143).

    (iii) The Management Incentive Compensation Plan of the Registrant is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995. See Commission file number 1-6686.

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

 (d)     Loan Agreements.

    (i)  Credit Agreement dated as of July 3, 1995 between
         Interpublic and Lloyds Bank Plc.

     (ii)     Credit Agreement dated and effective December 21,
              1995 between Interpublic and NBD Bank.

    (iii)     Note dated as of December 21, 1995 between
              Interpublic and NBD Bank pursuant to the Credit
              Agreement dated and effective as of December 21, 1995.

     (iv) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Supplemental Agreements, Termination Agreements, Loan
PAGE

         Agreements, a Note Purchase Agreement, dated
         August 20, 1991, Guarantee, dated December 17,
         1991, Notification dated March 14, 1991 by
         Registrant and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1994, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 1995,
         June 30, 1995 and September 30, 1995 are incorporated by reference into this Report on Form
         10-K. See Commission file number 1-6686.

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

PAGE

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

11  Computation of Earnings Per Share.

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 1995 which are included therein under the following headings:
    Financial Highlights; Management's Discussion and Analysis of Financial Condition and Results Of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity; Notes to Consolidated Financial Statements (the aforementioned consolidated financial Statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data For Five Years; Report of Management; and Stockholders' Information; and (b) Appendix to Exhibit 13.
PAGE

21  Subsidiaries of the Registrant.

23  Consent of Independent Accountants.

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

27  Financial Data Schedules

99  No reports on Form 8-K were filed during the quarter ended
    December 31, 1995.