Form 10-Q
period 1996-03-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 1996-05-15
CIK 51644

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
(Mark One)

 x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Common Stock outstanding at April 30, 1996:
          79,230,414 shares.

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                                 I N D E X

                                                                Page

      PART I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheet
                 March 31, 1996 and
                 December 31, 1995                              3-4

                Consolidated Income Statement
                 Three months ended March 31, 1996
                 and 1995                                       5

                Consolidated Statement of Cash Flows
                 Three months ended March 31, 1996
                 and 1995                                       6


                Notes to Consolidated Financial Statements      7


                Computation of Earnings Per Share               8


      Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  9-10


      PART II.  OTHER INFORMATION



      Item 6.   Exhibits and Reports on Form 8-K                11


      SIGNATURES                                                12

      INDEX TO EXHIBITS                                         13

                     PART I - FINANCIAL INFORMATION

      THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET

                         (Dollars in Thousands)
                                 ASSETS

                                             MARCH 31,      DECEMBER 31,
                                                1996           1995

Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1996-$106,717;
    1995-$114,182)                           $  322,874     $  418,448
  Marketable securities, at cost which
    approximates market                          44,760         38,926
  Receivables (less allowance for doubtful
    accounts: 1996-$22,593; 1995-$21,941)     2,078,745      2,320,248
  Expenditures billable to clients              135,684        108,165
  Prepaid expenses and other current assets      95,172         88,611
    Total current assets                      2,677,235      2,974,398

Other Assets:
  Investment in unconsolidated affiliates       126,766        119,473
  Deferred taxes on income                      100,862        103,497
  Other investments and miscellaneous assets    143,604        144,963
    Total other assets                          371,232        367,933

Fixed Assets, at cost:
  Land and buildings                             75,568         76,813
  Furniture and equipment                       369,206        360,653
                                                444,774        437,466
  Less accumulated depreciation                 248,685        240,274
                                                196,089        197,192
  Unamortized leasehold improvements             83,268         82,075
    Total fixed assets                          279,357        279,267

Intangible Assets (less accumulated
  amortization: 1996-$164,056;
  1995-$157,673)                                655,114        638,168

Total assets                                 $3,982,938     $4,259,766


See accompanying notes to consolidated financial statements.

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
               (Dollars in Thousands Except Per Share Data)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       MARCH 31,      DECEMBER 31,
                                         1996            1995

Current Liabilities:
  Payable to banks                     $  148,649     $  162,524
  Accounts payable                      2,064,824      2,291,208
  Accrued expenses                        235,095        256,408
  Accrued income taxes                    111,074        116,557
    Total current liabilities           2,559,642      2,826,697

Noncurrent Liabilities:
  Long-term debt                          194,086        170,262
  Convertible subordinated debentures     113,923        113,235
  Deferred compensation and reserve
    for termination allowances            228,798        235,325
  Accrued postretirement benefits          47,687         46,461
  Other noncurrent liabilities             92,947        102,909
  Minority interests in consolidated
    subsidiaries                           18,160         15,171
    Total noncurrent liabilities          695,601        683,363

Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized: 150,000,000
    shares issued:
         1996 - 89,979,141
         1995 - 89,630,568                  8,998          8,963
  Additional paid-in capital              460,123        446,931
  Retained earnings                       710,862        704,946
  Adjustment for minimum pension
    liability                              (9,088)        (9,088)
  Cumulative translation adjustments     (102,200)       (93,436)
                                        1,068,695      1,058,316
  Less:
  Treasury stock, at cost:
    1996 - 10,723,107 shares
    1995 - 10,002,567 shares              301,553        268,946
  Unamortized expense of restricted
    stock grants                           39,447         39,664
    Total stockholders' equity            727,695        749,706

Total liabilities and stockholders'
  equity                               $3,982,938     $4,259,766
See accompanying notes to consolidated financial statements.      4

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                        THREE MONTHS ENDED MARCH 31
               (Dollars in Thousands Except Per Share Data)

                                              1996         1995

Revenue                                   $   492,209  $   447,436
Other income                                   13,951       12,984
     Gross income                             506,160      460,420

Costs and expenses:
  Operating expenses                          466,109      425,592
  Interest                                      9,525        7,927
     Total costs and expenses                 475,634      433,519

Income before provision for income taxes       30,526       26,901
Provision for income taxes:
  United States - federal                       8,418        5,941
                - state and local               2,084        2,560
  Foreign                                       2,624        3,066
     Total provision for income taxes          13,126       11,567

Income of consolidated companies               17,400       15,334
Income applicable to minority interests        (1,828)        (788)

Equity in net income of unconsolidated
  affiliates                                    2,260          630

Net income                                $    17,832  $    15,176

Weighted average number of common shares   79,252,013   77,578,599

Earnings per common and common equivalent
  share                                   $       .23  $       .20

Cash dividends per common share           $      .155  $       .14

See accompanying notes to consolidated financial statements

                                     5
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31
                          (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                 1996       1995
Net income                                        $ 17,832  $ 15,176
Adjustments to reconcile net income to
    cash used in operating activities:
  Depreciation and amortization of fixed assets     13,127    14,945
  Amortization of intangible assets                  6,383     6,578
  Amortization of restricted stock awards            4,025     3,749
  Equity in net income of unconsolidated
     affiliates                                     (2,260)     (630)
  Income applicable to minority interests            1,828       788
  Translation losses                                   560       952
  Other                                             (5,438)   (6,351)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                      201,093   221,942
  Expenditures billable to clients                 (27,594)   (4,247)
  Prepaid expenses and other assets                 (9,331)   (7,588)
  Accounts payable and accrued expenses           (213,114) (310,690)
  Accrued income taxes                               1,541   (13,655)
  Deferred income taxes                             (7,183)   (1,153)
  Deferred compensation and reserve for termination
    allowances                                      (8,294)     (838)
Net cash used in operating activities              (26,825)  (81,022)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                      (9,589)   (1,661)
  Capital expenditures                             (14,251)  (16,236)
  Proceeds from sales of assets                        177      (127)
  Net purchases of marketable securities            (6,897)   (1,533)
  Other investments and miscellaneous assets        (2,350)   (2,643)
  Investments in unconsolidated affiliates          (5,998)   (5,868)
Net cash used in investing activities              (38,908)  (28,068)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                    921     7,990
  Proceeds from long-term debt                      25,000    15,000
  Payments of long-term debt                       (13,487)  (13,486)
  Treasury stock acquired                          (30,180)  (18,303)
  Issuance of common stock                           5,542    13,583
  Cash dividends                                   (11,916)  (10,635)
Net cash used in financing activities              (24,120)   (5,851)
Effect of exchange rates on cash and cash
  equivalents                                       (5,721)   12,446
Decrease in cash and cash equivalents              (95,574) (102,495)
Cash and cash equivalents at beginning of year     418,448   413,709
Cash and cash equivalents at end of quarter       $322,874  $311,214

See accompanying notes to consolidated financial statements.

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Consolidated Financial Statements

(a) In the opinion of management, the consolidated balance sheet as of March 31, 1996, the consolidated income statements for the three months ended March 31, 1996 and 1995 and the consolidated statement of cash flows for the three months ended March 31, 1996 and 1995, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company's") December 31, 1995 annual report to stockholders.

(b) Statement of Financial Accounting Standards (SFAS) No. 95, "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $12.5 million and $19.6 million in the first three months of 1996 and 1995, respectively. Interest payments during the first three months were approximately $5.9 million and $6.1 million in 1996 and 1995, respectively.

                                                               Exhibit 11
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
               (Dollars in Thousands Except Per Share Data)

                                          Three Months Ended March 31
Primary                                         1996           1995

Net income                                  $    17,832    $    15,176
Add:
  Dividends paid net of related income tax
    applicable to restricted stock                   76             93
Net income, as adjusted                     $    17,908    $    15,269
Weighted average number of common shares
  outstanding                                76,995,040     75,293,122

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,256,973      2,285,477
        Total                                79,252,013     77,578,599

Earnings per common and common equivalent
  share                                     $       .23    $       .20
                                          Three Months Ended March 31
Fully Diluted <F1>                              1996          1995

Net income                                  $    17,832    $    15,176

Add:
Dividends paid net of related income tax
  applicable to restricted stock                     89            106
Net income, as adjusted                     $    17,921    $    15,282
Weighted average number of common shares
  outstanding                                76,995,040     75,293,122
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,610,143      2,684,497

        Total                                79,605,183     77,977,619
Earning per common and common equivalent
  share                                     $       .23    $       .20


<F1>  The effect of the conversion of subordinated debentures has been excluded as it is anti-dilutive.

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



Working capital at March 31, 1996 was $117.6 million, a decrease of $30.1 million from December 31, 1995. The ratio of current assets to current liabilities remained relatively unchanged from December 31, 1995 at approximately 1.0 to 1.

Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be in the future. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first three months of 1996, the Company acquired 693,301 shares of its own stock for approximately $30.2 million for the purpose of fulfilling the Company's obligations under its various compensation plans.

RESULTS OF OPERATIONS
Three Months Ended March 31, 1996 Compared to Three Months Ended March 31,
1995

Total revenue for the three months ended March 31, 1996 increased $44.8 million, or 10.0%, to $492.2 million compared to the same period in 1995. Domestic revenue increased 18.1% from 1995 levels. Foreign revenue increased 5.3% during the first quarter of 1996 compared to 1995. Other income increased by $1.0 million during the first quarter of 1996.

Operating expenses increased $40.5 million or 9.5% during the three months ended March 31, 1996 compared to the same period in 1995. Interest expense increased by $1.6 million during the first quarter of 1996, as compared to the same period in 1995.

Net losses from exchange and translation of foreign currencies for the three months ended March 31, 1996 were approximately $.5 million versus $.8 million for the same period in 1995. The decrease in 1996 is primarily due to decreased translation losses in Brazil.

The effective tax rate for the three months ended March 31, 1996 and 1995 was 43.0%.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

                   PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

                   Exhibit 10(a) Supplemental Agreement Made As Of January 1, 1996 To An Executive Severance Agreement Between The Interpublic Group of Companies, Inc. and Frank B. Lowe.

                   Exhibit 10(b) Credit Agreement dated March 14, 1996, between The Interpublic Group of Companies, Inc. And Suntrust Bank, Atlanta.

                   Exhibit 10(c)       Note, dated March 14, 1996, of
                                       Registrant

                   Exhibit 11          Computation of Earnings Per Share

                   Exhibit 27          Financial Data Schedule


(b)     Reports on Form 8-K

                                       No reports on Form 8-K were filed during the quarter ended March 31, 1996.




                                11
PAGE

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)




Date: May 15, 1996      By /S/  PHILIP H. GEIER, JR
                                PHILIP H. GEIER, JR.
                                Chairman of the Board
                                President and Chief Executive
                                Officer




Date: May 15, 1996      By /S/  EUGENE P. BEARD
                                EUGENE P. BEARD
                                Vice Chairman -
                                Finance and Operations

  THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                        INDEX TO EXHIBITS






Exhibit No.             Description

Exhibit 10(a)           Supplemental Agreement Made As Of
                        January 1, 1996 To An Executive
                        Severance Agreement Between The
                        Interpublic Group of Companies, Inc. and
                        Frank B. Lowe.

Exhibit 10(b)           Credit Agreement dated March 14, 1996,
                        between The Interpublic Group of
                        Companies, Inc. And Suntrust Bank,
                        Atlanta.

Exhibit 10(c)           Note, dated March 14, 1996, of
                        Registrant.

Exhibit 11              Computation of Earnings Per Share

Exhibit 27              Financial Data Schedule