Form 10-Q
period 1996-06-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 1996-08-14
CIK 51644

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ending June 30, 1996

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Common Stock outstanding at July 31, 1995:
          90,578,140 shares.
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                                 I N D E X

                                                                Page

      PART I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheet
                 June 30, 1996 and
                 December 31, 1995                              3-4

                Consolidated Income Statement
                 Three months ended June 30, 1996
                 and 1995                                       5

                Consolidated Income Statement
                 Six months ended June 30, 1996
                 and 1995                                       6

                Consolidated Statement of Cash Flows
                 Six months ended June 30, 1996
                 and 1995                                       7


                Notes to Consolidated Financial Statements      8


                Computation of Earnings Per Share               9 - 10


      Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  11 - 13


      PART II.  OTHER INFORMATION

      Item 4.   Submission of matters to a Vote of Security
                 Holders                                        14

      Item 6.   Exhibits and Reports on Form 8-K                15


      SIGNATURES                                                16

      INDEX TO EXHIBITS                                         17

                      PART I - FINANCIAL INFORMATION

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                          (Dollars in Thousands)
                                  ASSETS


                                             JUNE 30,       DECEMBER 31,
                                                1996           1995

Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1996-$92,860;
    1995-$114,182)                           $  415,898     $  418,448
  Marketable securities, at cost which
    approximates market                          41,502         38,926
  Receivables (less allowance for doubtful
    accounts: 1996-$24,246; 1995-$21,941)     2,467,895      2,320,248
  Expenditures billable to clients              142,913        108,165
  Prepaid expenses and other current assets      91,056         88,611
    Total current assets                      3,159,264      2,974,398

Other Assets:
  Investment in unconsolidated affiliates        96,498        119,473
  Deferred taxes on income                      101,653        103,497
  Other investments and miscellaneous assets    172,683        144,963
    Total other assets                          370,834        367,933

Fixed Assets, at cost:
  Land and buildings                             75,279         76,813
  Furniture and equipment                       386,487        360,653
                                                461,766        437,466
  Less accumulated depreciation                 255,199        240,274
                                                206,567        197,192
  Unamortized leasehold improvements             83,273         82,075
    Total fixed assets                          289,840        279,267

Intangible Assets (less accumulated
  amortization: 1996-$176,039;
  1995-$157,673)                                690,749        638,168

Total assets                                 $4,510,687     $4,259,766



See accompanying notes to consolidated financial statements.

                                   3
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
               (Dollars in Thousands Except Per Share Data)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       JUNE 30,       DECEMBER 31,
                                         1996            1995

Current Liabilities:
  Payable to banks                     $  178,082     $  162,524
  Accounts payable                      2,455,293      2,291,208
  Accrued expenses                        219,346        256,408
  Accrued income taxes                    148,023        116,557
    Total current liabilities           3,000,744      2,826,697

Noncurrent Liabilities:
  Long-term debt                          192,911        170,262
  Convertible subordinated debentures     114,651        113,235
  Deferred compensation and reserve
    for termination liabilities           229,082        235,325
  Accrued postretirement benefits          47,680         46,461
  Other noncurrent liabilities             95,621        102,909
  Minority interests in consolidated
    subsidiaries                           18,946         15,171
    Total noncurrent liabilities          698,891        683,363

Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized:  150,000,000
    shares issued:
         1996 - 90,393,121
         1995 - 89,630,568                  9,039          8,963
  Additional paid-in capital              457,440        446,931
  Retained earnings                       782,807        704,946
  Adjustment for minimum pension
    liability                              (9,088)        (9,088)
  Cumulative translation adjustments      (99,822)       (93,436)
                                        1,140,376      1,058,316
  Less:
  Treasury stock, at cost:
    1996 -  9,086,595 shares
    1995 - 10,002,567 shares              283,519        268,946
  Unamortized expense of restricted
    stock grants                           45,805         39,664
    Total stockholders' equity            811,052        749,706

Total liabilities and stockholders'
  equity                               $4,510,687     $4,259,766

See accompanying notes to consolidated financial statements.
                                    4
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                        THREE MONTHS ENDED JUNE 30

               (Dollars in Thousands Except Per Share Data)

                                              1996         1995

Revenue                                   $   631,585  $   534,427
Other income                                   43,760       22,727
     Gross income                             675,345      557,154

Costs and expenses:
  Operating expenses                          521,568      435,588
  Interest                                      9,665        9,803
     Total costs and expenses                 531,233      445,391

Income before provision for income taxes      144,112      111,763

Provision for income taxes:
  United States - federal                      25,971       16,960
                - state and local               5,714        7,058
  Foreign                                      29,563       23,372
     Total provision for income taxes          61,248       47,390

Income of consolidated companies               82,864       64,373

Loss applicable to minority interests          (3,017)      (2,083)

Equity in net income of unconsolidated
  affiliates                                    3,081        1,478


Net income                                $    82,928  $    63,768

Weighted average number of common shares   79,772,757   78,106,874

Earnings per common and common equivalent
  share                                   $      1.04  $       .82

Cash dividends per common share           $      .170  $      .155



See accompanying notes to consolidated financial statements.





                                     5
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                         SIX MONTHS ENDED JUNE 30

               (Dollars in Thousands Except Per Share Data)

                                              1996         1995

Revenue                                   $ 1,123,793  $   981,863
Other income                                   57,711       35,711
     Gross income                           1,181,504    1,017,574

Costs and expenses:
  Operating expenses                          987,677      861,180
  Interest                                     19,190       17,730
     Total costs and expenses               1,006,867      878,910

Income before provision for income taxes      174,637      138,664

Provision for income taxes:
  United States - federal                      34,389       22,901
                - state and local               7,798        9,618
  Foreign                                      32,187       26,438
     Total provision for income taxes          74,374       58,957

Income of consolidated companies              100,263       79,707

Loss applicable to minority interests          (4,845)      (2,871)

Equity in net income of unconsolidated
  affiliates                                    5,341        2,108

Net income                                $   100,759  $    78,944

Weighted average number of common shares   79,537,347   77,836,723

Earnings per common and common equivalent
   share                                  $      1.27  $      1.02

Cash dividends per common share           $      .325  $      .295

See accompanying notes to consolidated financial statements.

                                     6
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30
                          (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:               1996       1995
Net income                                        $100,759  $ 78,944
Adjustments to reconcile net income to cash
    provided by/(used in) operating activities:
  Depreciation and amortization of fixed assets     28,311    26,813
  Amortization of intangible assets                 13,366    12,960
  Amortization of restricted stock awards            7,188     6,788
  Equity in net income of unconsolidated
   affiliates                                       (5,341)   (2,108)
  Income applicable to minority interests            4,845     2,871
  Translation losses                                 1,100     1,733
  Net gain from sale of investments                 (8,100)        -
  Other                                             (2,827)   (5,999)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                      (95,395)  (11,061)
  Expenditures billable to clients                 (31,598)  (34,083)
  Prepaid expenses and other assets                (11,067)  (17,322)
  Accounts payable and accrued expenses             68,929  (126,262)
  Accrued income taxes                              25,737    19,064
  Deferred income taxes                             (5,856)   (3,133)
  Deferred compensation and reserve for termination
    allowances                                      (4,347)    1,369
Net cash provided by/(used in) operating
    activities                                      85,704   (49,426)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                     (41,603)  (31,230)
  Proceeds from sale of investments                 37,578         -
  Capital expenditures                             (33,494)  (29,109)
  Net purchases of marketable securities            (4,844)   (8,080)
  Other investments and miscellaneous assets       (19,893)   (2,583)
  Investments in unconsolidated affiliates          (6,278)   (9,315)
Net cash used in investing activities              (68,534)  (80,317)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                 33,061     8,193
  Proceeds from long-term debt                      25,000    40,000
  Payments of long-term debt                       (13,618)  (13,637)
  Treasury stock acquired                          (41,433)  (28,089)
  Issuance of common stock                          10,763    23,035
  Cash dividends                                   (24,995)  (22,430)
Net cash (used in)/provided by financing
   activities                                      (11,222)    7,072
Effect of exchange rates on cash and cash
  equivalents                                       (8,498)   13,343
Decrease in cash and cash equivalents               (2,550) (109,328)
Cash and cash equivalents at beginning of year     418,448   413,709
Cash and cash equivalents at end of period        $415,898  $304,381

See accompanying notes to consolidated financial statements.
                                     7
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Consolidated Financial Statements

(a) In the opinion of management, the consolidated balance sheet as of June 30, 1996, the consolidated statements of income for the three months and six months ended June 30, 1996 and 1995 and the consolidated statement of cash flows for the six months ended June 30, 1996 and 1995, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company") December 31, 1995 annual report to stockholders.

(b) Statement of Financial Accounting Standards (SFAS) No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $37.9 million and $40.3 million in the first six months of 1996 and 1995, respectively. Interest payments during the first six months of 1996 were approximately $9.9 million. Interest payments during the comparable period of 1995 were approximately $12.4 million.





                                     8
PAGE

                                                               Exhibit 11
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE

               (Dollars in Thousands Except Per Share Data)


                                          Three Months Ended June 30
Primary                                         1996           1995

Net income                                  $    82,928    $    63,768
Add:
  Dividends paid net of related income tax
    applicable to restricted stock                   95            113
Net income, as adjusted                     $    83,023    $    63,881
Weighted average number of common shares
  outstanding                                77,270,126     75,745,842

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,502,631      2,361,032
        Total                                79,772,757     78,106,874

Earnings per common and common equivalent
  share                                     $      1.04    $       .82
                                          Three Months Ended June 30
Fully Diluted                                   1996          1995

Net income                                  $    82,928    $    63,768
Add:
After tax interest savings on assumed
  conversion of subordinated debentures           1,602          1,527
Dividends paid net of related income tax
  applicable to restricted stock                     98            114
Net income, as adjusted                     $    84,628    $    65,409
Weighted average number of common shares
  outstanding                                77,270,126     75,745,842
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,534,103      2,397,631

Assumed conversion of subordinated
  debentures                                  3,002,130      3,002,130
        Total                                82,806,359     81,145,603
Earnings per common and common equivalent
  share                                     $      1.02    $       .81




                                     9
PAGE

                                                           Exhibit 11
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
               (Dollars in Thousands Except Per Share Data)

                                          Six Months Ended June 30
Primary                                         1996           1995

Net income before effect of accounting
  change                                    $   100,759    $    78,944

Add:
  Dividends paid net of related income tax
    applicable to restricted stock                  175            205

Net income, as adjusted                     $   100,934    $    79,149
Weighted average number of common shares
  outstanding                                77,132,583     75,520,732

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,404,764      2,315,991

        Total                                79,537,347     77,836,723

Earnings per common and common equivalent
 share                                      $      1.27    $      1.02

                                             Six Months Ended June 30
Fully Diluted                                   1996          1995

Net income before effect of accounting
  change                                    $   100,759    $    78,944

Add:
After tax interest savings on assumed
  conversion of subordinated debentures           3,165          3,054
Dividends paid net of related income tax
  applicable to restricted stock                    192            221

Net income, as adjusted                     $   104,116    $    82,219
Weighted average number of common shares
  outstanding                                77,132,583     75,520,732
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,604,223      2,533,231
Assumed conversion of subordinated
  debentures                                  3,002,130      3,002,130
        Total                                82,738,936     81,056,093
Earnings per common and common equivalent
  share                                     $      1.26    $      1.01

PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



Working capital at June 30, 1996 was $158.5 million, an increase of $10.8 million from December 31, 1995. The ratio of current assets to current liabilities remained relatively unchanged from December 31, 1995 at approximately 1.1 to 1.

In June 1996, the Company issued 1,824,609 shares (or approximately $84.8 million) of the Company's common stock in exchange for all the issued and outstanding stock of DraftDirect Worldwide, Inc. The acquisition was accounted for as a pooling of interest; however, the Company's financial statements were not restated for the prior periods as the Company's consolidated results would not have changed significantly.

Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be in the future. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first six months of 1996, the Company acquired 933,833 shares of its own stock for approximately $41.4 million for the purposes of fulfilling the Company's obligations under its various compensation plans.

PAGE

RESULTS OF OPERATIONS
Three Months Ended June 30, 1996 Compared to Three Months Ended June 30,
1995

Total revenue for the three months ended June 30, 1996 increased $97.2 million, or 18.2%, to $631.6 million compared to the same period in 1995. Domestic revenue increased $78.8 million or 42.8% from 1995 levels.
Foreign revenue increased $18.4 million or 5.2% during the second quarter of 1996 compared to 1995. Other income increased by $21.0 million during the second quarter of 1996 compared to the same period in 1995. The increase in other income is primarily from the proceeds resulting from the sale of a portion of the Company's interest in the CKS Group, Inc. The net gain was approximately $8.1 million or $.10 per share.

Operating expenses increased $86.0 million or 19.7% during the three months ended June 30, 1996 compared to the same period in 1995. Interest expense decreased 1.4% as compared to the same period in 1995.

Pretax income increased $32.3 million or 28.9% during the three months ended June 30, 1996 compared to the same period in 1995.

The increase in total revenue, operating expenses, and pretax income is primarily due to acquired companies' results of operations and contributions from new business gains.

Net losses from exchange and translation of foreign currencies for the three months ended June 30, 1996 were approximately $.5 million versus $1.1 million for the same period in 1995. The decrease in the quarter ended June 30, 1996 is primarily due to decreased translation losses in Brazil.

The effective tax rate for the three months ended June 30, 1996 was 42.5%, as compared to 42.4% in 1995.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Total revenue for the six months ended June 30, 1996 increased $141.9 million, or 14.5%, to $1,123.8 million compared to the same period in 1995. Domestic revenue increased $108.6 million or 31.1% from 1995 levels. Foreign revenue increased $33.4 million or 5.3% during the first six months of 1996 compared to 1995. Other income increased $22.0 million in the first six months of 1996 compared to the same period in 1995. The increase in other income is primarily from the proceeds resulting from the sale of a portion of the Company's interest in the CKS Group, Inc. The net gain was approximately $8.1 million or $.10 per share.

Operating expenses increased $126.5 million or 14.7% during the six months ended June 30, 1996 compared to the same period in 1995. Interest expense increased 8.2% during the six months ended June 30, 1996 as compared to the same six month period in 1995.

Pretax income increased $36.0 million or 25.9% during the six months ended June 30, 1996 compared to the same period in 1995.

                                    12
PAGE

The increase in total revenue, operating expenses, and pretax income is primarily due to acquired companies' results of operations and contributions from new business gains.

Net losses from exchange and translation of foreign currencies for the six months ended June 30, 1996 were approximately $1.0 million versus $1.8 million for the same period in 1995. The decrease for the six months ended June 30, 1996 is primarily due to decreased translation losses in Brazil.

The effective tax rate for the six months ended June 30, 1996 was 42.6%, as compared to 42.5% in 1995.

                   PART II - OTHER INFORMATION




Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


(a) This item is answered in respect of the Annual Meeting of Stockholders held May 20, 1996.

(b) No response is required to Paragraph (b) because (i) proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended; (ii) there was no solicitationin opposition to Management's nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c) At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

        --   Proposal to approve Management's nominees for director
             as follows:
                                                       BROKER
        NOMINEE             FOR       WITHHELD  NONVOTES

        Eugene P. Beard  65,117,053   218,973      0
        Frank J. Borelli 65,126,367   209,659      0
        John J. Dooner, Jr.           65,115,663 220,363     0
        Philip H. Geier, Jr. 65,120,648          215,378     0
        Frank B. Lowe    65,112,472   223,554      0
        Leif H. Olsen    65,106,670   229,356      0
        Martin F. Puris  65,118,330   217,696      0
        Allen Questrom   65,111,049   224,977      0
        J. Phillip Samper             65,118,410 217,616     0
        Joseph J. Sisco  65,070,282   265,744      0


        --               Proposal to approve the Company's 1996 Stock Incentive
                         Plan.
                                                              Broker
         For            Against      Abstain   Nonvotes

         36,789,809     21,330,100   642,460   6,573,657

        --              Proposal to approve Amendments to the Company's Outside
                        Directors' Stock Option.
                                                       Broker
         For            Against      Abstain   Nonvotes

         47,958,564     10,153,905   649,900   6,573,657

        --              Proposal to approve confirmation of independent
                        accountants.
                                                       Broker
         For            Against      Abstain   Nonvotes

         65,198,989     61,669       75,368          0

        -- Stockholder proposed resolution regarding implementation of the Mac Bride Principles with respect to the Company's subsidiary in Northern Ireland.

                                                       Broker
         For            Against      Abstain   Nonvotes

         6,406,527      46,800,233   5,171,991 6,957,275


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

         Exhibit 10(a)  1996 Stock Incentive Plan.

         Exhibit 10(b)  The Interpublic Outside Directors' Stock
                        Incentive Plan (formerly named The
                        Interpublic Outside Directors' Stock
                        Option Plan).

         Exhibit 10(c)  Credit Agreement, dated as of June 25,
                        1996, between the Interpublic Group of
                        Comapnies, Inc. ("Interpublic") and
                        Chemical Bank.

         Exhibit 10(d) Promissory Note, dated June 25, 1996 and executed by the Interpublic.

         Exhibit 10(e)  Money Market Note, dated June 25, 1996
                        and executed by Interpublic.

         Exhibit 10(f) Promissory Note, dated June 25, 1996 and executed by DraftDirect Worldwide, Inc.

         Exhibit 10(g)  Guaranty, dated June 25, 1996 and
                        executed by Interpublic.

         Exhibit 11     Computation of Earnings Per Share.

         Exhibit 27     Financial Data Schedule.

        (b)       Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter
         ended June 30, 1996.
                                15
PAGE

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)




Date: August 14, 1996   By /S/  Eugene P. Beard
                                Eugene P. Beard
                                Vice Chairman -
                                Finance and Operations





Date: August 14, 1996   By /S/  Joseph M. Studley
                                Joseph M. Studley
                                Vice President & Controller -
                                Chief Accounting Officer





























                                16
PAGE

  THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                        INDEX TO EXHIBITS






       Exhibit No.      Description



         Exhibit 10(a)  1996 Stock Incentive Plan.

         Exhibit 10(b)  The Interpublic Outside Directors' Stock
                        Incentive Plan (formerly named The
                        Interpublic Outside Directors' Stock
                        Option Plan).

         Exhibit 10(c)  Credit Agreement, dated as of June 25,
                        1996, between the Interpublic Group of
                        Companies, Inc. ("Interpublic") and
                        Chemical Bank.

         Exhibit 10(d) Promissory Note, dated June 25, 1996 and executed by the Interpublic.

         Exhibit 10(e)  Money Market Note, dated June 25, 1996
                        and executed by Interpublic.

         Exhibit 10(f) Promissory Note, dated June 25, 1996 and executed by DraftDirect Worldwide, Inc.

         Exhibit 10(g)  Guaranty, dated June 25, 1996 and
                        executed by Interpublic.

         Exhibit 11     Computation of Earnings Per Share.

         Exhibit 27     Financial Data Schedule.