Form 10-Q
period 1996-09-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 1996-11-14
CIK 51644

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ending September 30, 1996

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Common Stock outstanding at October 31, 1996: 81,061,337 shares.
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                                 I N D E X

                                                                Page

      PART I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheet
                 September 30, 1996 and
                 December 31, 1995                              3-4

                Consolidated Income Statement
                 Three months ended September 30, 1996
                 and 1995                                       5

                Consolidated Income Statement
                 Nine months ended September 30, 1996
                 and 1995                                       6

                Consolidated Statement of Cash Flows
                 Nine months ended September 30, 1996
                 and 1995                                       7


                Notes to Consolidated Financial Statements      8


                Computation of Earnings Per Share               9 - 10


      Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  11 - 13


      PART II.  OTHER INFORMATION

      Item 6.   Exhibits and Reports on Form 8-K                14 - 15


      SIGNATURES                                                16

      INDEX TO EXHIBITS                                         17 - 18

                      PART I - FINANCIAL INFORMATION

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                          (Dollars in Thousands)
                                  ASSETS


                                             SEPTEMBER 30,  DECEMBER 31,
                                                1996           1995

Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1996-$81,613;
    1995-$114,182)                           $  424,832     $  418,448
  Marketable securities, at cost which
    approximates market                          42,354         38,926
  Receivables (less allowance for doubtful
    accounts: 1996-$27,825; 1995-$21,941)     2,211,655      2,320,248
  Expenditures billable to clients              150,702        108,165
  Prepaid expenses and other current assets      87,723         88,611
    Total current assets                      2,917,266      2,974,398

 Other Assets:
  Investment in unconsolidated affiliates        92,580        119,473
  Deferred taxes on income                       91,601        103,497
  Other investments and miscellaneous assets    180,586        144,963
    Total other assets                          364,767        367,933

Fixed Assets, at cost:
  Land and buildings                             75,749         76,813
  Furniture and equipment                       398,484        360,653
                                                474,233        437,466
  Less accumulated depreciation                 266,552        240,274
                                                207,681        197,192
  Unamortized leasehold improvements             83,658         82,075
    Total fixed assets                          291,339        279,267

Intangible Assets (less accumulated
  amortization: 1996-$179,039;
  1995-$157,673)                                702,798        638,168

Total assets                                 $4,276,170     $4,259,766

See accompanying notes to consolidated financial statements.

                                    3
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
               (Dollars in Thousands Except Per Share Data)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       SEPTEMBER 30,  DECEMBER 31,
                                         1996            1995
Current Liabilities:
  Payable to banks                     $  252,241     $  162,524
  Accounts payable                      2,189,350      2,291,208
  Accrued expenses                        225,238        256,408
  Accrued income taxes                    116,597        116,557
    Total current liabilities           2,783,426      2,826,697
Noncurrent Liabilities:
  Long-term debt                          184,192        170,262
  Convertible subordinated debentures     114,456        113,235
  Deferred compensation and reserve
    for termination liabilities           236,832        235,325
  Accrued postretirement benefits          47,656         46,461
  Other noncurrent liabilities             80,149        102,909
  Minority interests in consolidated
    subsidiaries                           18,775         15,171
    Total noncurrent liabilities          682,060        683,363
Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized:  150,000,000
    shares issued:
         1996 - 90,688,247
         1995 - 89,630,568                  9,069          8,963
  Additional paid-in capital              474,441        446,931
  Retained earnings                       796,889        704,946
  Adjustment for minimum pension
    liability                              (9,088)        (9,088)
  Cumulative translation adjustments     (102,068)       (93,436)
                                        1,169,243      1,058,316
  Less:
  Treasury stock, at cost:
    1996 -  9,918,354 shares
    1995 - 10,002,567 shares              310,792        268,946
  Unamortized expense of restricted
    stock grants                           47,767         39,664
    Total stockholders' equity            810,684        749,706
Total liabilities and stockholders'
  equity                               $4,276,170     $4,259,766
See accompanying notes to consolidated financial statements.
                                    4
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                      THREE MONTHS ENDED SEPTEMBER 30

               (Dollars in Thousands Except Per Share Data)

                                              1996         1995

Revenue                                   $554,981     $   476,308
Other income                                12,737          16,178
     Gross income                          567,718         492,486

Costs and expenses:
  Operating expenses                       509,036         444,909
  Interest                                  10,304          10,502
     Total costs and expenses              519,340         455,411

Income before provision for income taxes    48,378          37,075

Provision for income taxes:
  United States - federal                   12,410           9,572
                - state and local            4,253           1,984
  Foreign                                    3,864           4,397
     Total provision for income taxes       20,527          15,953

Income of consolidated companies            27,851          21,122

Loss applicable to minority
  interests                                 (2,495)           (757)

Equity in net income of unconsolidated
  affiliates                                  2,115          1,816


Net income                                $  27,471    $    22,181

Weighted average number of common shares   81,049,187   78,172,381

Earnings per common and common equivalent
  share                                   $      .34   $       .28

Cash dividends per common share           $      .17   $      .155

See accompanying notes to consolidated financial statements.



                                     5
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                      NINE MONTHS ENDED SEPTEMBER 30

               (Dollars in Thousands Except Per Share Data)

                                              1996         1995

Revenue                                   $ 1,678,774  $ 1,458,170
Other income                                   70,448       51,890
     Gross income                           1,749,222    1,510,060

Costs and expenses:
  Operating expenses                        1,496,713    1,306,089
  Interest                                     29,494       28,232
     Total costs and expenses               1,526,207    1,334,321

Income before provision for income taxes      223,015      175,739

Provision for income taxes:
  United States - federal                      46,799       32,473
                - state and local              12,051       11,603
  Foreign                                      36,051       30,834
     Total provision for income taxes          94,901       74,910

Income of consolidated companies              128,114      100,829

Loss applicable to minority interests          (7,340)      (3,628)

Equity in net income of unconsolidated
  affiliates                                    7,456        3,924

Net income                                $   128,230  $   101,125

Weighted average number of common shares   80,053,482   77,981,543


Earning per common and common equivalent
   share                                  $      1.60  $      1.30

Cash dividends per common share           $      .495  $      .450

See accompanying notes to consolidated financial statements.

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30
                          (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                 1996       1995
Net income                                         $128,230   $101,125
Adjustments to reconcile net income to
   cash provided by/(used in) operating activities:
  Depreciation and amortization of fixed assets      44,354     38,766
  Amortization of intangible assets                  21,366     20,706
  Amortization of restricted stock awards            10,688     10,527
  Equity in net income of unconsolidated
   affiliates                                        (7,456)    (3,924)
  Income applicable to minority interests             7,340      3,628
  Translation losses                                  2,131      2,779
  Net gain from sale of investments                  (8,100)
Other                                                (3,592)     7,324
Changes in assets and liabilities, net of acquisitions:
  Receivables                                       148,687    140,984
  Expenditures billable to clients                  (39,412)   (30,067)
  Prepaid expenses and other assets                      85    (41,968)
  Accounts payable and accrued expenses            (178,981)  (268,551)
  Accrued income taxes                               (4,487)    11,430
  Deferred income taxes                              (6,497)   (13,939)
  Deferred compensation and reserve for termination
    liabilities                                      (1,187)     4,835
Net cash provided by/ (used in)operating
    activities                                      113,169    (16,345)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                      (64,653)   (68,702)
  Proceeds from sale of investments                  38,100       (656)
  Capital expenditures                              (49,673)   (47,163)
  Net (purchases) of marketable securities           (5,649)    (2,474)
  Other investments and miscellaneous assets        (20,634)    (5,103)
  Unconsolidated affiliates                          (6,878)    (7,520)
Net cash used in investing activities              (109,387)  (131,618)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                  76,100     50,990
  Proceeds from long-term debt                       33,687     40,000
  Payments of debt                                  (18,459)   (14,441)
  Treasury stock acquired                           (62,489)   (49,786)
  Issuance of common stock                           14,715     27,772
  Cash dividends                                    (37,575)   (34,194)
Net cash provided by financing activities             5,979     20,341
Effect of exchange rates on cash and cash
  equivalents                                        (3,377)    14,775
Increase/(decrease) in cash and cash equivalents      6,384   (112,847)
Cash and cash equivalents at beginning of year      418,448    413,709
Cash and cash equivalents at end of period         $424,832   $300,862
See accompanying notes to consolidated financial statements.
                                     7
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Consolidated Financial Statements

(a) In the opinion of management, the consolidated balance sheet as of September 30, 1996, the consolidated income statements for the three months and nine months ended September 30, 1996 and 1995 and the consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented.

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

(b) Statement of Financial Accounting Standards (SFAS) No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately
    $70 million and $39.7 million in the first nine months of 1996 and 1995, respectively. Interest payments during the first nine months of 1996 and 1995 were approximately $18 million.

                                                               Exhibit 11
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE

               (Dollars in Thousands Except Per Share Data)


                                          Three Months Ended September 30
Primary                                         1996           1995

Net income                                  $   27,471     $    22,181
Add:
  Dividends paid net of related income
    tax applicable to restricted stock              90             120
Net income, as adjusted                     $   27,561     $    22,301
Weighted average number of common shares
  outstanding                               78,682,886      75,602,346

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options      2,366,301       2,570,035
        Total                               81,049,187      78,172,381

Earnings per common and common equivalent
  share                                            .34     $       .28
                                          Three Months Ended September 30
Fully Diluted                                   1996          1995

Net income                                  $   27,471     $    22,181
Add:
After tax interest savings on assumed
  conversion of subordinated debentures          1,601           1,600
Dividends paid net of related income tax
  applicable to restricted stock                    98             127
Net income, as adjusted                     $   29,170     $    23,908
Weighted average number of common shares
  outstanding                               78,682,886      75,602,346
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options      2,510,690       2,730,172

Assumed conversion of subordinated
  debentures                                 3,002,130       3,002,130
        Total                               84,195,706      81,334,648
Earnings per common and common equivalent
  share                                     $      .35     $       .29

                                                           Exhibit 11

      THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
               (Dollars in Thousands Except Per Share Data)

                                          Nine Months Ended September 30
Primary                                         1996           1995

Net income                                  $   128,230    $   101,125

Add:
  Dividends paid net of related income tax
    applicable to restricted stock                  265            325

Net income, as adjusted                     $   128,495    $   101,450
Weighted average number of common shares
  outstanding                                77,653,123     75,548,236

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,400,359      2,433,307

        Total                                80,053,482     77,981,543
Earnings per common and common equivalent
   share                                    $      1.60    $      1.30
                                          Nine Months Ended September 30
Fully Diluted                                   1996          1995

Net income                                  $   128,230   $    101,125

Add:
After tax interest savings on assumed
  conversion of subordinated debentures           4,766          4,654
Dividends paid net of related income tax
  applicable to restricted stock                    287            347

Net income, as adjusted                     $   133,283    $   106,126
Weighted average number of common shares
  outstanding                                77,653,123     75,548,236
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       2,574,008      2,637,689
Assumed conversion of subordinated
  debentures                                  3,002,130      3,002,130
        Total                                83,229,261     81,188,055
Earning per common and common equivalent
     share                                  $      1.60     $     1.31

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



Working capital at September 30, 1996 was $133.8 million, a decrease of $13.9 million from December 31, 1995. The ratio of current assets to current liabilities was approximately 1.0 to 1 at September 30, 1996.

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

Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be in the future. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first nine months of 1996, the Company acquired 1,403,870 shares of its own stock for approximately $62.5 million for the purpose of fulfilling the Company's obligations under its various compensation plans.

PAGE

RESULTS OF OPERATIONS
Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Total revenue for the three months ended September 30, 1996 increased $78.7 million, or 16.5%, to $555.0 million compared to the same period in 1995. Domestic revenue increased $64.3 million or 36.9% from 1995 levels.
Foreign revenue increased $14.4 million or 4.8% during the third quarter of 1996 compared to 1995. Other income decreased by $3.4 million during the third quarter of 1996 compared to the same period in 1995.

Operating expenses increased $64.1 million or 14.4% during the three months ended September 30, 1996 compared to the same period in 1995. Interest expense decreased 1.9% as compared to the same period in 1995.

Pretax income increased $11.3 million or 30.5% during the three months ended September 30, 1996 compared to the same period in 1995.

The increase in total revenue, operating expenses, and pretax income is primarily due to acquired companies' results of operations and contributions from new business gains.

Net losses from exchange and translation of foreign currencies for the three months ended September 30, 1996 were approximately $.9 million versus $1.1 million for the same period in 1995.

The effective tax rate for the three months ended September 30, 1996 was 42.4%, as compared to 43.0% in 1995.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Total revenue for the nine months ended September 30, 1996 increased $220.6 million, or 15.1%, to $1,678.8 million compared to the same period in 1995. Domestic revenue increased $172.9 million or 33.0% from 1995 levels. Foreign revenue increased $47.7 million or 5.1% during the first nine months of 1996 compared to 1995. Other income has increased by $18.6 million in the first nine months of 1996 compared to the same period in 1995. The increase in other income is primarily from the proceeds resulting from the sale of a portion of the Company's interest in the CKS Group, Inc. The net gain was approximately $8.1 million or $.10 per share.

Operating expenses increased $190.6 million or 14.6% during the nine months ended September 30, 1996 compared to the same period in 1995. Interest expense increased 4.5% during the nine months ended September 30, 1996 as compared to the same nine month period in 1995.

Pretax income increased $47.3 million or 26.9% during the nine months ended September 30, 1996 compared to the same period in 1995.
                                    12
PAGE

The increase in total revenue, operating expenses, and pretax income is primarily due to acquired companies' results of operations and contributions from new business gains.

Net losses from exchange and translation of foreign currencies for the nine months ended September 30, 1996 were approximately $1.9 million versus $2.9 million for the same period in 1995.

The effective tax rate for the nine months ended September 30, 1996 and 1995 was 42.6%.




















                                    13
PAGE

                        PART II - OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

(a)           Exhibits


Exhibit 10(a) Supplemental Agreement, made as of July 1, 1996 to an
              Employment Agreement made as of July 1, 1991 by and between The Interpublic Group of Companies, Inc. ("Interpublic") and Philip H. Geier, Jr.



Exhibit 10(b) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated December 1, 1994 by and between Interpublic and Bank of America National Trust and Savings Association.



Exhibit 10(c) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated September 30, 1992 by and between Interpublic and The Bank of New York.



Exhibit 10(d) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated September 30, 1992 by and between Interpublic and NBD Bank.



Exhibit 10(e) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated September 30, 1992 by and between Interpublic and SunTrust Bank.



Exhibit 10(f) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated September 30, 1992 by and between Interpublic and Swiss Bank Corporation.

PAGE

Exhibit 10(g) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated September 30, 1992 by and between Interpublic and Union Bank of Switzerland.



Exhibit 10(h) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated September 30, 1992 by and between Interpublic and Citibank, N.A.



Exhibit 10(I) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated September 30, 1992 by and between Interpublic and The Chase Manhattan Bank (formerly Chemical Bank).



Exhibit 11    Computation of Earnings Per Share.



Exhibit 27    Financial Data Schedule.




(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1996.

PAGE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 THE INTERPUBLIC GROUP OF COMPANIES, INC.
                               (Registrant)


Date: November 13, 1996       By /S/ PHILIP H. GEIER, JR.
                                     PHILIP H. GEIER, JR.
                                     Chairman of the Board,
                                     President and Chief Executive
                                     Officer



Date: November 13, 1996       By /S/ EUGENE P. BEARD
                                     EUGENE P. BEARD
                                     Vice Chairman -
                                     Finance and Operations

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                             INDEX TO EXHIBITS



Exhibit No.                   Description


Exhibit 10(a) Supplemental Agreement, made as of July 1, 1996 to an Employment Agreement made as of July 1, 1991 by and between The Interpublic Group of Companies, Inc. ("Interpublic") and Philip H. Geier, Jr.



Exhibit 10(b) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated December 1, 1994 by and between Interpublic and Bank of America National Trust and Savings Association.



Exhibit 10(c) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated September 30, 1992 by and between Interpublic and The Bank of New York.



Exhibit 10(d) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated September 30, 1992 by and between Interpublic and NBD Bank.



Exhibit 10(e) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated September 30, 1992 by and between Interpublic and SunTrust Bank.



Exhibit 10(f) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated September 30, 1992 by and between Interpublic and Swiss Bank Corporation.

Exhibit 10(g) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated September 30, 1992 by and between Interpublic and Union Bank of Switzerland.



Exhibit 10(h) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated September 30, 1992 by and between Interpublic and Citibank, N.A.



Exhibit 10(I) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated September 30, 1992 by and between Interpublic and The Chase Manhattan Bank (formerly Chemical Bank).



Exhibit 11                    Computation of Earnings Per Share.



Exhibit 27                    Financial Data Schedule.