Form 10-K
period 1996-12-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 1997-03-26
CIK 51644

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended               Commission file number
December 31, 1996                                 1-6686

              THE INTERPUBLIC GROUP OF COMPANIES, INC.
       (Exact name of registrant as specified in its charter)

     Delaware                                     13-1024020
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification  No.)

1271 Avenue of the Americas                        10020
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

PAGE

The aggregate market value of the registrant's voting stock
(exclusive of shares beneficially owned by persons referred to in response to Item 12 hereof) was $4,248,362,576 as of March 24, 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock outstanding at March 24, 1997: 81,512,748 shares.

                DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference in Parts I and II.

2. Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Parts I and III.

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

     The advertising agency business is the primary business of the Company. This business is conducted throughout the world through three advertising agency systems, McCann-Erickson Worldwide, Ammirati Puris Lintas and The Lowe Group. In addition, during 1996, the Company added a fourth agency system through its acquisition of DraftDirect Worldwide, Inc., a company which specializes in direct marketing. The Company also offers advertising agency services through association arrangements with local agencies in various parts of the world. Other activities conducted by the Company within the area of "marketing communications" include media buying, direct marketing, public relations, graphic design, market research, sales promotion and other related services.

     The principal functions of an advertising agency are to plan and create advertising programs for its clients and to place advertising in various media such as television, cinema, radio, magazines, newspapers, direct mail, outdoor and interactive electronic media. The planning function involves analysis of the market for the particular product or service, evaluation of alternative methods of distribution and choice of the appropriate media to reach the desired market most efficiently. The advertising agency develops a communications strategy and then creates an advertising program, within the limits imposed by the client's advertising budget, and places orders for space or time with the media that have been selected. Interpublic also carries on a media buying business through its ownership of Western International Media and its affiliates, as well as a separate direct marketing business through its ownership of DraftDirect Worldwide, Inc.
PAGE

     The principal advertising agency subsidiaries of Interpublic operating within the United States directly or through subsidiaries and the locations of their respective corporate headquarters are:

Ammirati Puris Lintas Inc.........      New York, New York

Campbell-Ewald
 Company..........................      Detroit (Warren),
                                          Michigan

Campbell Mithun Esty LLC..........      Minneapolis, Minnesota

Dailey & Associates...............      Los Angeles, California

DraftDirect Worldwide, Inc........      Chicago, Illinois

Lowe & Partners Inc...............      New York, New York

McCann-Erickson USA, Inc..........      New York, New York



     In addition to domestic operations, the Company provides advertising services for clients whose business is international in scope as well as for clients whose business is restricted to a single country or a small number of countries. It has offices in Canada as well as in one or more cities in each of the following countries:

               EUROPE, AFRICA AND THE MIDDLE EAST

Austria          Greece       Namibia        Slovenia
Belgium          Hungary      Netherlands    South Africa
Bulgaria         Israel       Norway         Spain
Cameroon         Ireland      Pakistan       Sweden
Croatia          Italy        Poland         Switzerland
Czech Republic   Ivory Coast  Portugal       Tunisia
Denmark          Kenya        Romania        Turkey
Finland          Malawi       Russia         United Arab Emirates
France           Mauritius    Senegal        United Kingdom
Germany          Morocco      Slovakia       Zambia
                                             Zimbabwe

PAGE

                    LATIN AMERICA AND THE CARIBBEAN

Argentina    Colombia               Guatemala     Peru
Barbados     Costa Rica             Honduras      Puerto Rico
Bermuda      Dominican Republic     Jamaica       Trinidad
Brazil       Ecuador                Mexico        Uruguay
Chile        El Salvador            Panama        Venezuela



                       ASIA AND THE PACIFIC

Australia    Japan           People's Republic    Sri Lanka
Hong Kong    Malaysia           of China          South Korea
India        Nepal           Philippines          Taiwan
Indonesia    New Zealand     Singapore            Thailand
                                                  Vietnam

     Operations in the foregoing countries are carried on by one or more operating companies, at least one of which is either wholly owned by Interpublic or a subsidiary or is a company in which Interpublic or a subsidiary owns a 51% interest or more, except in Malawi and Nepal, where Interpublic or a subsidiary holds a minority interest.

     The Company also offers advertising agency services in Aruba, the Bahamas, Bahrain, Belize, Bolivia, Cambodia, Egypt, Gabon, Ghana, Grand Cayman, Guadeloupe, Guam, Guyana, Haiti, Reunion, Iran, Ivory Coast, Jordan, Kuwait, Lebanon, Martinique, Myanmar, Nicaragua, Nigeria, Oman, Paraguay, Saudi Arabia, Senegal, Surinam, Uganda, United Arab Emirates (Dubai) and Zaire through association arrangements with local agencies operating in those countries.

     For information concerning revenues, operating profits and identifiable assets on a geographical basis for each of the last three years, reference is made to Note 13: Geographic Areas of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1996, which Note is hereby incorporated by reference.

PAGE

Developments in 1996

     The Company completed a number of acquisitions within the United States and abroad in 1996. One of the most significant was the acquisition by the Company, effective June 25, 1996, of 100% of the outstanding stock of DraftDirect Worldwide, Inc., a leading direct marketing firm. DraftDirect, which is headquartered in Chicago, has offices in New York and Rochester, as well as in Europe.

     See Note 3 to the Consolidated Financial Statements incorporated by reference in this Report on Form 10-K for discussion of additional acquisitions.

Income from Commissions and Fees

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

PAGE

     The Company also receives commissions from clients for planning and supervising work done by outside contractors in the physical preparation of finished print advertisements and the production of television and radio commercials and other forms of advertising. This commission is customarily 17.65% of the outside contractor's net charge, which is the same as 15% of the outside contractor's total charges including commission. With the spread of negotiated fees, the terms on which outstanding contractors' charges are billed are subject to wide variations and even include in some instances the elimination of commissions entirely provided that there are adequate negotiated fees.

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

     The five clients of the Company that made the largest contribution in 1996 to income from commissions and fees accounted individually for 2% to 11% of such income and in the aggregate accounted for over 29% of such income. Twenty clients of the Company accounted for approximately 42% of such income. Based on income from commissions and fees, the three largest clients of the Company are General Motors Corporation, Unilever and Nestle. General Motors Corporation first became a client of one of the Company's agencies in 1916 in the United States. Predecessors of several of the Lintas agencies have supplied advertising services to Unilever since 1893. The client relationship with Nestle began in 1940 in Argentina. While the loss of the entire business of one of the Company's three largest clients might have a material adverse effect upon the business of the Company, the Company believes that it is very unlikely that the entire business of any of these clients would be lost at the same time, because it represents several different brands or divisions of each of these clients in a number of geographical markets - in each case through more than one of the Company's agency systems.

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

PAGE

     As is customary in the industry, these contracts provide for termination by either party on relatively short notice, usually 90 days but sometimes shorter or longer. In 1996, however, 37% of income from commissions and fees was derived from clients that had been associated with one or more of the Company's agencies or their predecessors for 20 or more years.

Personnel

     As of January 1, 1997, the Company employed approximately 21,700 persons, of whom approximately 7,500 were employed in the United States. Because of the personal service character of the marketing communications business, the quality of personnel is of crucial importance to continuing success. There is keen competition for qualified employees. Interpublic considers its employee relations to be satisfactory.

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

PAGE

     The advertising business is subject to government regulation, both domestic and foreign. There has been an increasing tendency in the United States on the part of advertisers to resort to the courts, industry and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to the advertising for certain products. Representatives within state governments and the federal government as well as foreign governments continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures.

     Some countries are relaxing commercial restrictions as part of their efforts to attract foreign investment. However, with respect to other nations, the international operations of the Company still remain exposed to certain risks which affect foreign operations of all kinds, such as local legislation, monetary devaluation, exchange control restrictions and unstable political conditions. In addition, international advertising agencies are still subject to ownership restrictions in certain countries because they are considered an integral factor in the communications process.

Statement Regarding Forward Looking Disclosure

     Certain sections of this report, including "Business", "Competition and Other Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward looking statements concerning future events and developments that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the ability of the Company to attract new clients and retain existing clients, the financial success of clients of the Company, other developments of clients of the Company, and developments from changes in the regulatory and legal environment for advertising agencies around the world.


Item 2.   Properties

     Most of the advertising operations of the Company are conducted in leased premises, and its physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. These facilities are located in various cities in which the Company does business throughout the world. However, subsidiaries of the Company own office buildings in Louisville,

PAGE

Kentucky; Warren, Michigan; Frankfurt, Germany; Sao Paulo, Brazil; Lima, Peru; and Brussels, Belgium and own office condominiums in Buenos Aires, Argentina; Bogota, Colombia; Manila, the Philippines; in England, subsidiaries of the Company own office buildings in London, Manchester, Birmingham and Stoke-on-Trent.

     The Company's ownership of the office building in Frankfurt is subject to three mortgages which became effective on or about February 1993. These mortgages terminate at different dates, with the last to expire in February 2003. Reference is made to
Note 15: Commitments and Contingent Liabilities - of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1996, which Note is hereby incorporated by reference.


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

Name                     Age             Office

Philip H. Geier, Jr. (1)  62  Chairman of the Board, President
                              and Chief Executive Officer

Eugene P. Beard (1)       61  Vice Chairman-Finance and
                              Operations, Chief Financial Officer

Nicholas J. Camera        50  Vice President, Secretary and
                              General Counsel

John J. Dooner, Jr. (1)   48  Chairman of McCann-Erickson
                              Worldwide, Inc.

PAGE

C. Kent Kroeber           58  Senior Vice President-Human
                              Resources

Barry R. Linsky           55  Senior Vice President-Planning and
                              Business Development

Frank B. Lowe (1)         55  Chairman of The Lowe Group

Martin F. Puris (1)       58  Chairman, Chief Executive Officer
                              and Chief Creative Officer of
                              Ammirati Puris Lintas Worldwide

Joseph M. Studley         44  Vice President and Controller

Thomas J. Volpe           61  Senior Vice President-Financial
                              Operations


(1)  Also a Director

     There is no family relationship among any of the executive officers.

     The employment histories for the past five years of Messrs.
Geier, Beard, Dooner, Puris and Lowe are incorporated by reference to the Proxy Statement for Interpublic's 1997 Annual
Meeting of Stockholders.

     Mr. Camera joined Interpublic on May 17, 1993. He was elected Vice President, Assistant General Counsel and Assistant
Secretary on June 1, 1994 and Vice President, General Counsel and
Secretary on December 15, 1995.

     Mr. Kroeber joined Interpublic in January 1966 as Manager of
Compensation and Training. He was elected Vice President in 1970 and Senior Vice President in May 1980.

     Mr. Linsky joined Interpublic In January, 1991 when he was elected Senior Vice President-Planning and Business Development. Prior to that time, he was Executive Vice President, Account Management of Lowe & Partners, Inc. Mr. Linsky was elected to that position in July, 1980, when the corporation was known as The Marschalk Company and was a subsidiary of Interpublic.

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



                             PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1996. See Note 12: Results by Quarter (Unaudited), of the Notes to the Consolidated Financial Statements and information under the heading Transfer Agent and Registrar for Common Stock.


Item 6.   Selected Financial Data

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended
December 31, 1996 under the heading Selected Financial Data for
Five Years.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended
December 31, 1996 under the heading Management's Discussion and
Analysis of Financial Condition and Results of Operations.


Item 8.   Financial Statements and Supplementary Data

     The response to this Item is incorporated in part by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 under the headings Financial Statements and Notes to the Consolidated Financial Statements. Reference is also made to the Financial Statement Schedules listed under Item 14(a) of this Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not applicable.



                            PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed not later than 120 days after the end of the 1996 calendar year, except for the description of Interpublic's Executive Officers which appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Registrant".


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

PAGE

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

     (b)  Employment, Consultancy and other Compensatory
          Arrangements with Management.

          Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1995 inclusive, or filed with the Registrant's Reports on Form 10-Q for the periods ended March 31, 1996, June 30, 1996 and September 30, 1996 are incorporated by reference in this Report on Form 10-K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 1996 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form
          10-K.

          (i)  Eugene P. Beard

               Supplemental Agreement, dated as of March 12, 1997 to an Employment Agreement dated as of July 1, 1995.

          (ii) Barry R. Linsky

               (a)  Supplemental Agreement, dated as of August
                    15, 1992 to an Employment Agreement dated as of January 1, 1991.

               (b)  Early Termination Agreement with respect to
                    Restrictions Relating to Restricted Shares, dated as of December 15, 1992.

               (c) Executive Special Benefit Agreement, dated as of March 1, 1993.

               (d)  Supplemental Agreement, dated as of January
                    1, 1995 to an Employment Agreement dated as of January 1, 1991.

               (e)  Supplemental Agreement, dated as of January
                    1, 1996 to an Employment agreement dated
                    January 1, 1991.

               (f)  Supplemental Agreement dated as of August 1,
                    1996 to an Employment Agreement dated as of January 1, 1991.

        (iii)  Martin Puris

               Executive Special Benefit Agreement, dated as of
               April 1, 1996.

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

         (x) The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registrant's
               Report on Form 10-Q for the quarter ended June 30, 1996. See Commission file number 1-6686.

     (d)  Loan Agreements.

          (i) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated December
               1, 1994 by and between Interpublic and The Fuji
               Bank, Limited.

         (ii) Credit Agreement, dated as of October 21, 1996 between Interpublic and Wachovia Bank of Georgia,
               N.A.

PAGE

        (iii) Note dated October 21, 1996 between Interpublic and Wachovia Bank of Georgia, N.A. pursuant to the Credit Agreement dated and effective as of October
               21, 1996.

         (iv)  Note Purchase Agreement, dated as of October 31,
               1996 between Interpublic and The Prudential
               Capital Group, a division of The Prudential
               Insurance Company of America.

          (v) Note dated October 31, 1996 between Interpublic and Prudential Insurance Company of America, pursuant to the Note Purchase Agreement dated and effective as of October 31, 1996.

         (vi) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Supplemental Agreements, Termination Agreements, Loan Agreements, a Note Purchase Agreement, dated August 20, 1991, Guarantee, dated December 17, 1991, Notification dated March 14, 1991 by Registrant and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1995, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 1996, June 30, 1996 and September 30, 1996 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

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

11   Computation of Earnings Per Share.

PAGE

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 1996 which are included therein under the following headings:
     Financial Highlights; Management's Discussion and Analysis of Financial Condition and Results Of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity; Notes to Consolidated Financial Statements (the aforementioned consolidated financial statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data For Five Years; Report of Management; and Stockholders' Information; and (b) Appendix to Exhibit 13.

21   Subsidiaries of the Registrant.

23   Consent of Independent Accountants.

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

27   Financial Data Schedules

99   No reports on Form 8-K were filed during the quarter ended
     December 31, 1996.
PAGE

                            SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)


March 20, 1997                BY: Philip H. Geier, Jr.
                                  Philip H. Geier, Jr.,
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                          Title                    Date


Philip H. Geier, Jr.  Chairman of the Board,       March 20, 1997
Philip H. Geier, Jr.  President and Chief Executive
                      Officer (Principal Executive
                      Officer) and Director

Eugene P. Beard       Vice Chairman                March 20, 1997
Eugene P. Beard       -Finance and Operations
                      (Principal Financial
                      Officer) and Director

Frank J. Borelli      Director                     March 20, 1997
Frank J. Borelli

Reginald K. Brack     Director                     March 20, 1997
Reginald K. Brack

Jill M. Considine     Director                     March 20, 1997
Jill M. Considine

John J. Dooner, Jr.   Director                     March 20, 1997
John J. Dooner, Jr.

Frank B. Lowe         Director                     March 20, 1997
Frank B. Lowe

PAGE

Leif H. Olsen         Director                     March 20, 1997
Leif H. Olsen

Martin F. Puris       Director                     March 20, 1997
Martin F. Puris

Allen Questrom        Director                     March 20, 1997
Allen Questrom

J. Phillip Samper     Director                     March 20, 1997
J. Phillip Samper

Joseph J. Sisco       Director                     March 20, 1997
Joseph J. Sisco

Joseph M. Studley     Vice President and           March 20, 1997
Joseph M. Studley     Controller (Principal
                      Accounting Officer)



By Philip H. Geier, Jr.
   Philip H. Geier, Jr.
   Attorney-in-fact


PAGE

                    INDEX TO FINANCIAL STATEMENTS


The Financial Statements appearing under the headings: Financial Highlights, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Accountants, Selected Financial Data for Five Years and Report of Management accompanying the Annual Report to Stockholders for the year ended December 31, 1996, together with the report thereon of Price Waterhouse LLP dated February 14, 1997 appearing on page 48 thereof, are incorporated by reference in this report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, no other data appearing in the Annual Report to Stockholders for the year ended December 31, 1996 is deemed to be filed as part of this report on Form 10-K.

The following financial statement schedule should be read in conjunction with the financial statements in such Annual Report to Stockholders for the year ended December 31, 1996. Financial statement schedules not included in this report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

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

    VIII    Valuation and Qualifying Accounts               F-3

PAGE

                REPORT OF INDEPENDENT ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
The Interpublic Group of Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 14, 1997 appearing in the 1996 Annual Report to Stockholders of The Interpublic Group of Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in
Item 14 (a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
New York, New York
February 14, 1997

                 CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 of The Interpublic Group of Companies, Inc. (the "Company"), of our report dated February 14, 1997, appearing in the 1996 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K: Registration Statements No. 2-79071; No. 2-43811; No. 2-56269; No. 2-61346; No.
2-64338; No. 2-67560; No. 2-72093; No. 2-88165; No. 2-90878,
No. 2-97440 and No. 33-28143, relating variously to the Stock Option Plan (1971), the Stock Option Plan (1981), the Stock Option Plan
(1988) and the Achievement Stock Award Plan of the Company; Registration Statements No. 2-53544; No. 2-91564, No. 2-98324, No. 33-22008, No. 33-64062 and No. 33-61371, relating variously to the Employee Stock Purchase Plan (1975), the Employee Stock Purchase Plan (1985) and the Employee Stock Purchase Plan of the Company
(1995); Registration Statements No. 33-20291 and No. 33-2830 relating to the Management Incentive Compensation Plan of the Company; Registration Statements No. 33-5352, No. 33-21605, 333-4747 and 333-23603 relating to the 1986 Stock Incentive Plan, the 1986 United Kingdom Stock Option Plan and the 1996 Stock Incentive Plan, of the Company; and Registration Statements No. 33-10087 and
No. 33-25555 relating to the Long-Term Performance Incentive Plan of the Company. We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-37346 and 333-22899) of The Interpublic Group of Companies, Inc. of our report dated February 14, 1997 appearing in PAGE the 1996 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.

PRICE WATERHOUSE LLP
New York, New York
March 26, 1997
                                 F-2

PAGE

                                         SCHEDULE VIII

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS

           For the Years Ended December 31, 1996, 1995 and 1994

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



Allowance for
  Doubtful Accounts -
  deducted from
  Receivables in the
  Consolidated
  Balance Sheet:


1996         $21,942     $15,603   $  920 <F1>   $  (815)<F2>   $33,301
                                      771 <F5>    (4,755)<F3>
                                                    (365)<F4>


1995         $22,656     $ 8,894   $1,324 <F1>   $(9,619)<F3>   $21,941
                                      137 <F2>      (819)<F4>
                                                    (632)<F5>


1994         $16,834     $ 6,522   $4,097 <F1>   $(6,109)<F3>   $22,656
                                      699 <F2>
                                      613 <F5>

  <F1>  Allowance for doubtful accounts of acquired and newly consolidated companies.
  <F2>  Foreign currency translation adjustment.
  <F3>  Principally amounts written off.
  <F4>  Reversal of previously written off accounts.
  <F5>  Miscellaneous.

                                 F-3PAGE

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

 (b)     Employment, Consultancy and other Compensatory
         Arrangements with Management.

    Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's
    Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1995, inclusive, or filed with the Registrant's Reports on Form 10-Q for the periods ended March 31, 1996, June 30, 1996 and
    September 30, 1996 are incorporated by reference in this Report on Form 10-K. See Commission file number
PAGE

    1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 1996 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

    (i)  Eugene P. Beard

         Supplemental Agreement, dated as of March 12, 1997 to an Employment Agreement dated as of July 1, 1995.

     (ii)     Barry R. Linsky

         (a)  Supplemental Agreement, dated as of August
              15, 1992 to an Employment Agreement dated as of January 1, 1991.

         (b)  Early Termination Agreement with respect to
              Restrictions Relating to Restricted Shares, dated as of December 15, 1992.

         (c) Executive Special Benefit Agreement, dated as of March 1, 1993.

         (d)  Supplemental Agreement, dated as of January
              1, 1995 to an Employment Agreement dated as of January 1, 1991.

         (e)  Supplemental Agreement, dated as of January
              1, 1996 to an Employment agreement dated
              January 1, 1991.

         (f)  Supplemental Agreement dated as of August 1,
              1996 to an Employment Agreement dated as of January 1, 1991.

     (iii)    Martin Puris

         Executive Special Benefit Agreement, dated as of
         April 1, 1996.

 (c)     Executive Compensation Plans.

      (i) Trust Agreement, dated as of June 1, 1990 between The Interpublic Group of Companies, Inc., Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by
PAGE
         reference to Registrant's Annual Report on Form
         10-K for the year ended December 31, 1990. See Commission file number 1-6686.

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

     (x) The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registrant's
         Report on Form 10-Q for the quarter ended June 30, 1996. See Commission file number 1-6686.

 (d)     Loan Agreements.

    (i) Letter, dated September 20, 1996, extending the term of a certain Credit Agreement dated December
         1, 1994 by and between Interpublic and The Fuji
         Bank, Limited.

     (ii) Credit Agreement, dated as of October 21, 1996 between Interpublic and Wachovia Bank of Georgia,
              N.A.

    (iii) Note dated October 21, 1996 between Interpublic and Wachovia Bank of Georgia, N.A. pursuant to the Credit Agreement dated and effective as of October
              21, 1996.

         (iv) Note Purchase Agreement, dated as of October 31,
              1996 between Interpublic and The Prudential
              Capital Group, a division of The Prudential
              Insurance Company of America.

      (v) Note dated October 31, 1996 between Interpublic and Prudential Insurance Company of America, pursuant to the Note Purchase Agreement dated and effective as of October 31, 1996.

     (vi) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Supplemental Agreements, Termination Agreements, Loan
         Agreements, a Note Purchase Agreement, dated
         August 20, 1991, Guarantee, dated December 17,
         1991, Notification dated March 14, 1991 by
         Registrant and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1995, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 1996,
         June 30, 1996 and September 30, 1996 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

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

11  Computation of Earnings Per Share.

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 1996 which are included therein under the following headings:
    Financial Highlights; Management's Discussion and Analysis of Financial Condition and Results Of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity; Notes to Consolidated Financial Statements (the aforementioned consolidated financial Statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data For Five Years; Report of Management; and Stockholders' Information; and (b) Appendix to Exhibit 13.

21  Subsidiaries of the Registrant.

23  Consent of Independent Accountants.

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

27  Financial Data Schedules

99  No reports on Form 8-K were filed during the quarter ended
    December 31, 1996.