Form 10-Q
period 1997-03-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 1997-05-15
CIK 51644

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
(Mark One)
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending March 31, 1997
                                OR
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at April 30, 1997: 82,097,787 shares.

  THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                            I N D E X

                                                           Page

 PART I.   FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Consolidated Balance Sheet
            March 31, 1997 and
            December 31, 1996                              3-4

           Consolidated Income Statement
            Three months ended March 31, 1997
            and 1996                                       5

           Consolidated Statement of Cash Flows
            Three months ended March 31, 1997
            and 1996                                       6


           Notes to Consolidated Financial Statements      7


           Computation of Earnings Per Share               8


 Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations  9-10


 PART II.  OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                11


 SIGNATURES                                                12

 INDEX TO EXHIBITS                                         13
                      PART I - FINANCIAL INFORMATION
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in Thousands)
                                  ASSETS

                                              MARCH 31,     DECEMBER 31,
                                                1997           1996
Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1997-$93,109;
    1996-$83,680)                            $  411,614     $  468,526
  Marketable securities, at cost which
    approximates market                          34,074         35,408
  Receivables (less allowance for doubtful
    accounts: 1997-$33,082; 1996-$33,301)     2,638,123      2,646,259
  Expenditures billable to clients              145,100        130,185
  Prepaid expenses and other current assets      84,858         73,081
    Total current assets                      3,313,769      3,353,459

 Other Assets:
  Investment in unconsolidated affiliates       103,690        102,711
  Deferred taxes on income                       74,966         79,371
  Other investments and miscellaneous assets    167,479        173,308
    Total other assets                          346,135        355,390

Fixed Assets, at cost:
  Land and buildings                             82,136         82,332
  Furniture and equipment                       416,333        413,029
                                                498,469        495,361
  Less accumulated depreciation                 282,068        276,448
                                                216,401        218,913
  Unamortized leasehold improvements             87,031         88,045
    Total fixed assets                          303,432        306,958

Intangible Assets (less accumulated
  amortization: 1997-$194,131;
  1996-$186,189)                                748,429        749,323

Total assets                                 $4,711,765     $4,765,130

See accompanying notes to consolidated financial statements.
                                    3
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
               (Dollars in Thousands Except Per Share Data)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       MARCH 31,      DECEMBER 31,
                                         1997            1996
Current Liabilities:
  Payable to banks                     $  306,528     $  121,655
  Accounts payable                      2,504,277      2,626,695
  Accrued expenses                        273,732        317,157
  Accrued income taxes                    112,317        133,522
    Total current liabilities           3,196,854      3,199,029
Noncurrent Liabilities:
  Long-term debt                          230,423        231,760
  Convertible subordinated debentures     115,929        115,192
  Deferred compensation and reserve
    for termination liabilities           200,896        210,670
  Accrued postretirement benefits          46,702         46,726
  Other noncurrent liabilities             60,736         66,457
  Minority interests in consolidated
    subsidiaries                           24,819         23,281
    Total noncurrent liabilities          679,505        694,086
Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized:  150,000,000
    shares issued:
         1997 - 91,483,959
         1996 - 90,940,361                  9,148          9,094
  Additional paid-in capital              478,489        465,945
  Retained earnings                       868,521        859,660
  Adjustment for minimum pension
    liability                             (12,979)       (12,979)
  Cumulative translation adjustments     (117,796)       (82,978)
                                        1,225,383      1,238,742
  Less:
  Treasury stock, at cost:
    1997 - 9,920,250  shares
    1996 - 9,808,095  shares              339,834        319,377
  Unamortized expense of restricted
    stock grants                           50,143         47,350
    Total stockholders' equity            835,406        872,015
Total liabilities and stockholders'
  equity                               $4,711,765     $4,765,130
See accompanying notes to consolidated financial statements.
                                    4
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                        THREE MONTHS ENDED MARCH 31

               (Dollars in Thousands Except Per Share Data)

                                              1997         1996

Revenue                                   $583,398     $   492,209
Other income                                13,840          13,951
     Gross income                          597,238         506,160

Costs and expenses:
  Operating expenses                       548,013         466,109
  Interest                                  10,266           9,525
     Total costs and expenses              558,279         475,634

Income before provision for income taxes    38,959          30,526

Provision for income taxes                  16,763          13,126

Income of consolidated companies            22,196          17,400

Income applicable to minority
  interests                                 (3,356)         (1,828)
Equity in net income of unconsolidated
  affiliates                                  3,195          2,260

Net income                                $  22,035    $    17,832

Weighted average number of common shares   81,293,374   79,252,013

Earnings per common and common equivalent
  share                                   $      .27   $       .23

Cash dividends per common share           $      .17   $      .155

See accompanying notes to consolidated financial statements.
                                    5
PAGE

      THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31
                          (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                 1997       1996
Net income                                         $ 22,035   $ 17,832
Adjustments to reconcile net income to
   cash used in operating activities:
  Depreciation and amortization of fixed assets      17,406     13,127
  Amortization of intangible assets                   7,942      6,383
  Amortization of restricted stock awards             3,733      4,025
  Equity in net income of unconsolidated
   affiliates                                        (3,195)    (2,260)
  Income applicable to minority interests             3,356      1,828
  Translation losses                                    873        560
  Other                                              (6,256)    (5,438)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                        24,942    201,093
  Expenditures billable to clients                  (17,231)   (27,594)
  Prepaid expenses and other assets                 (11,878)   (9,331)
  Accounts payable and accrued expenses            (175,686)  (213,114)
  Accrued income taxes                              (21,975)     1,541
  Deferred income taxes                                (242)    (7,183)
  Deferred compensation and reserve for termination
    liabilities                                      (7,644)    (8,294)
Net cash used in operating activities              (163,820)   (26,825)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                      (12,605)    (9,589)
  Proceeds from sale of investments                     101        177
  Capital expenditures                              (16,609)   (14,251)
  Net (purchases) of marketable securities           (1,467)    (6,897)
  Other investments and miscellaneous assets         (2,236)    (2,350)
  Unconsolidated affiliates                           2,000     (5,998)
Net cash used in investing activities               (30,816)   (38,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                 185,924        921
  Proceeds from long-term debt                        1,047     25,000
  Payments of debt                                     (245)   (13,487)
  Treasury stock acquired                           (34,061)   (30,180)
  Issuance of common stock                           11,048      5,542
  Cash dividends                                    (13,464)   (11,916)
Net cash provided by/(used in)financing activities 150,249 (24,120) Effect of exchange rates on cash and cash
  equivalents                                       (12,525)    (5,721)
Decrease in cash and cash equivalents               (56,912)   (95,574)
Cash and cash equivalents at beginning of year      468,526    418,448
Cash and cash equivalents at end of period         $411,614   $322,874
See accompanying notes to consolidated financial statements.
                                     6
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Consolidated Financial Statements

(a) In the opinion of management, the consolidated balance sheet as of March 31, 1997, the consolidated income statements for the three months ended March 31, 1997 and 1996 and the consolidated statement of cash flows for the three months ended March 31, 1997 and 1996, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company's") December 31, 1996 annual report to stockholders.

(b) Statement of Financial Accounting Standards (SFAS) No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $33.0 million and $12.5 million in the first three months of 1997 and 1996, respectively. Interest payments during the first three months of 1997 and 1996 were approximately $4.4 million and $5.9 million, respectively.

                                                               Exhibit 11

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE

               (Dollars in Thousands Except Per Share Data)


                                          Three Months Ended March 31
Primary                                         1997           1996

Net income                                  $   22,035     $    17,832
Add:
  Dividends paid net of related income
    tax applicable to restricted stock              81              76
Net income, as adjusted                     $   22,116     $    17,908
Weighted average number of common shares
  outstanding                               78,936,986      76,995,040

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options      2,356,388       2,256,973
        Total                               81,293,374      79,252,013

Earnings per common and common equivalent
  share                                            .27     $       .23
                                          Three Months Ended March 31
Fully Diluted <F1>                              1997          1996

Net income                                  $   22,035     $    17,832
Add:
Dividends paid net of related income tax
  applicable to restricted stock                    91              89
Net income, as adjusted                     $   22,126     $    17,921
Weighted average number of common shares
  outstanding                               78,936,986      76,995,040
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options      2,623,166       2,610,143
        Total                               81,560,152      79,605,183
Earnings per common and common equivalent
  share                                     $      .27     $       .23

<F1> The effect of the conversion of subordinated debentures has been excluded as it is anti-dilutive.

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



Working capital at March 31, 1997 was $116.9 million, a decrease of $37.5 million from December 31, 1996. The ratio of current assets to current liabilities was approximately 1.0 to 1 at March 31, 1997.

Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be in the future. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first three months of 1997, the Company acquired 690,818 shares of its own stock for approximately $34.1 million for the purpose of fulfilling the Company's obligations under its various compensation plans.

PAGE

RESULTS OF OPERATIONS
Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996

Total revenue for the three months ended March 31, 1997 increased $91.2 million, or 18.5%, to $583.4 million compared to the same period in 1996. Domestic revenue increased $68.0 million or 34.9% from 1996 levels.
Foreign revenue increased $23.2 million or 7.8% during the first quarter of 1997 compared to 1996. Other income decreased by $.1 million during the first quarter of 1997 compared to the same period in 1996.

Operating expenses increased $81.9 million or 17.6% during the three months ended March 31, 1997 compared to the same period in 1996. Interest expense increased 7.8% as compared to the same period in 1996.

Pretax income increased $8.4 million or 27.6% during the three months ended March 31, 1997 compared to the same period in 1996.

The increase in total revenue, operating expenses, and pretax income is primarily due to acquired companies' results of operations and contributions from new business gains.

Net losses from exchange and translation of foreign currencies for the three months ended March 31, 1997 were approximately $1.8 million versus $.5 million for the same period in 1996.

The effective tax rate for the three months ended March 31, 1997 and 1996 was 43.0%.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.


                                    10
PAGE

                   PART II - OTHER INFORMATION


Item 2.   Changes In Securities


    (c) Recent Sales In Unregistered Securities

               On February 28, 1997, the Registrant acquired a small company in consideration for which it issued a total of 211,555 shares of Common Stock, par value $.10 per share, to the company's former shareholders. The shares of Common Stock have a market value of $10,710,000 on the date of issuance.

               The shares of Common Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended, based on the accredited investor status or sophistication of the company's former stockholders.


Item 6.   Exhibits And Reports On Form 8-K

     (a)  Exhibits

          Exhibit 11          Computation of Earnings Per Share.

          Exhibit 27          Financial Data Schedule.


     (b)  Reports on Form 8-K

               The following reports on Form 8-K were filed without financial statements during the quarter ended
          March 31, 1997:

               1) Item 9 - Sale of Equity Securities Pursuant to
                  Regulation S, dated January 10, 1997.

               2) Item 9 - Sale of Equity Securities Pursuant to
                  Regulation S, dated March 10, 1997.

               3) Item 9 - Sale of Equity Securities Pursuant to
                  Regulation S, dated March 10, 1997.

                                   11
PAGE

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)


Date:  May 14, 1997    By /S/  Philip H. Geier, Jr.
                               Philip H. Geier, Jr.
                               Chairman of the Board
                               President and Chief Executive
   Officer


Date:  May 14, 1997    By /S/  Eugene P. Beard
                               Eugene P. Beard
                               Vice Chairman-Finance
                               and Operations

                        INDEX TO EXHIBITS


Exhibit No.         Description


Exhibit 11          Computation of Earnings Per Share.

Exhibit 27          Financial Data Schedule.