Form 10-K/A
period 1994-12-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 1997-05-20
CIK 51644

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K/A
            Amendment Number One to Annual Report Pursuant to
     Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock outstanding at March 24, 1997: 81,512,748 shares.
PAGE

Item 8 of Part II of the Company's Form 10-K for the fiscal year ended December 31, 1996, Item 14 of Part IV thereof, and Exhibit 13 are hereby amended solely for the purpose of amending the last paragraph of Note 3 to the Company's Consolidated Financial Statements. The full text of Exhibit 13 is annexed to this Amended Report.

PAGE

                          SIGNATURE PAGE



     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this Amended
Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)



May 20, 1997                  BY:  Nicholas J. Camera

                                   Nicholas J. Camera
                                   Vice President,
                                   General Counsel and
                                   Secretary