Form 10-Q
period 1997-06-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 1997-08-14
CIK 51644

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending June 30, 1997

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Common Stock outstanding at July 31,1997:
                    124,546,711 shares.PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                                 I N D E X

                                                                Page

      PART I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheet
                 June 30, 1997 and
                 December 31, 1996                              3-4

                Consolidated Income Statement
                 Three months ended June 30, 1997
                 and 1996                                       5

                Consolidated Income Statement
                 Six months ended June 30, 1997
                 and 1996                                       6

                Consolidated Statement of Cash Flows
                 Six months ended June 30, 1997
                 and 1996                                       7


                Notes to Consolidated Financial Statements      8


                Computation of Earnings Per Share               9 - 10


      Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  11 - 13


      PART II.  OTHER INFORMATION

      Item 2.   Changes in Securities

      Item 4.   Submission of matters to a Vote of Security
                 Holders

      Item 6.   Exhibits and Reports on Form 8-K


      SIGNATURES

      INDEX TO EXHIBITS

                      PART I - FINANCIAL INFORMATION

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET

                          (Dollars in Thousands)
                                  ASSETS


                                             JUNE 30,       DECEMBER 31,
                                                1997           1996

Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1997-$86,468;
    1996-$83,680)                            $  405,677     $  468,526
  Marketable securities, at cost which
    approximates market                          41,734         35,408
  Receivables (less allowance for doubtful
    accounts: 1997-$22,468; 1996-$33,301)     2,910,799      2,646,259
  Expenditures billable to clients              207,636        130,185
  Prepaid expenses and other current assets      92,990         73,081
    Total current assets                      3,658,836      3,353,459

Other Assets:
  Investment in unconsolidated affiliates        92,274        102,711
  Deferred taxes on income                       72,033         79,371
  Other investments and miscellaneous assets    192,168        173,308
    Total other assets                          356,475        355,390

Fixed Assets, at cost:
  Land and buildings                             87,063         82,332
  Furniture and equipment                       436,902        413,029
                                                523,965        495,361
  Less accumulated depreciation                 292,488        276,448
                                                231,477        218,913
  Unamortized leasehold improvements             88,524         88,045
    Total fixed assets                          320,001        306,958

Intangible Assets (less accumulated
  amortization: 1997-$202,134;
  1996-$186,189)                                868,796        749,323

Total assets                                 $5,204,108     $4,765,130

See accompanying notes to consolidated financial statements.
                                    3 PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
               (Dollars in Thousands Except Per Share Data)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       JUNE 30,       DECEMBER 31,
                                         1997            1996*
Current Liabilities:
  Payable to banks                     $  304,328     $  121,655
  Accounts payable                      2,876,331      2,626,695
  Accrued expenses                        279,361        317,157
  Accrued income taxes                    143,725        133,522
    Total current liabilities           3,603,745      3,199,029

Noncurrent Liabilities:
  Long-term debt                          234,080        231,760
  Convertible subordinated debentures     116,626        115,192
  Deferred compensation and reserve
    for termination liabilities           208,975        210,670
  Accrued postretirement benefits          47,146         46,726
  Other noncurrent liabilities             56,023         66,457
  Minority interests in consolidated
    subsidiaries                           27,087         23,281
    Total noncurrent liabilities          689,937        694,086

Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized:20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized: 225,000,000
    shares issued:
         1997 - 138,206,192
         1996 - 136,410,542                13,820         13,641
  Additional paid-in capital              483,772        465,945
  Retained earnings                       940,865        855,113
  Adjustment for minimum pension
    liability                             (12,979)       (12,979)
  Cumulative translation adjustments     (124,211)       (82,978)
                                        1,301,267      1,238,742
  Less:
  Treasury stock, at cost:
    1997 - 13,767,768 shares
    1996 - 14,712,143 shares              330,365        319,377
  Unamortized expense of restricted
    stock grants                           60,476         47,350
    Total stockholders' equity            910,426        872,015
 Total liabilities and stockholders'
  equity                               $5,204,108     $4,765,130
See accompanying notes to consolidated financial statements.
* Restated to reflect three-for-two stock split payable July 15,1997.

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                        THREE MONTHS ENDED JUNE 30

               (Dollars in Thousands Except Per Share Data)

                                              1997         1996*

Revenue                                   $  788,621   $   631,585
Other income                                  23,692        43,760
     Gross income                            812,313       675,345

Costs and expenses:
  Operating expenses                         634,105       521,568
  Interest                                    11,216         9,665
     Total costs and expenses                645,321       531,233

Income before provision for income taxes     166,992       144,112
Provision for income taxes:
  United States - federal                     29,667        25,971
                - state and local              8,906         5,714
  Foreign                                     31,207        29,563
     Total provision for income taxes         69,780        61,248
Income of consolidated companies              97,212        82,864
Loss applicable to minority interests         (7,218)       (3,017)
Equity in net income of unconsolidated
  affiliates                                    (230)        3,081

Net income                                $    89,764  $    82,928
Weighted average number of common shares 123,758,720 119,659,136 Earnings per common and common equivalent
  share                                   $       .73  $       .69
Cash dividends per common share           $       .13  $       .11


See accompanying notes to consolidated financial statements.

* Restated to reflect three-for-two stock split payable July 15,1997.



                                     5
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENT
                         SIX MONTHS ENDED JUNE 30

               (Dollars in Thousands Except Per Share Data)

                                              1997         1996*

Revenue                                   $ 1,372,018  $ 1,123,793
Other income                                   37,533       57,711
     Gross income                           1,409,551    1,181,504

Costs and expenses:
  Operating expenses                        1,182,117      987,677
  Interest                                     21,483       19,190
     Total costs and expenses               1,203,600    1,006,867

Income before provision for income taxes      205,951      174,637

Provision for income taxes:
  United States - federal                      39,610       34,389
                - state and local              11,145        7,798
  Foreign                                      35,788       32,187
     Total provision for income taxes          86,543       74,374

Income of consolidated companies              119,408      100,263

Loss applicable to minority interests         (10,573)      (4,845)

Equity in net income of unconsolidated
  affiliates                                    2,964        5,341

Net income                                $   111,799  $   100,759

Weighted average number of common shares  122,849,766  119,306,021

Earnings per common and common equivalent
   share                                  $       .91  $       .84

Cash dividends per common share           $       .24  $       .22

See accompanying notes to consolidated financial statements.

* Restated to reflect three-for-two stock split payable July 15,1997.
                                     6
PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30
                          (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:               1997       1996
Net income                                        $111,799  $100,759
Adjustments to reconcile net income to cash
    provided by/(used in) operating activities:
  Depreciation and amortization of fixed assets     36,534    28,311
  Amortization of intangible assets                 15,944    13,366
  Amortization of restricted stock awards            7,537     7,188
  Equity in net income of unconsolidated
   affiliates                                       (2,964)   (5,341)
  Income applicable to minority interests           10,573     4,845
  Translation losses                                   483     1,100
  Net gain from sale of investments                      0    (8,100)
  Other                                             (7,150)   (2,827)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                     (170,393)  (95,395)
  Expenditures billable to clients                 (54,172)  (31,598)
  Prepaid expenses and other assets                (13,819)  (11,067)
  Accounts payable and other liabilities            20,014    68,929
  Accrued income taxes                              (6,953)   25,737
  Deferred income taxes                              1,229    (5,856)
  Deferred compensation and reserve for termination
    allowances                                     (11,495)   (4,347)
Net cash (used in)/provided by operating
    activities                                     (62,833)   85,704
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                     (38,089)  (41,603)
  Proceeds from sale of investments                    199    37,578
  Capital expenditures                             (41,825)  (33,494)
  Net purchases of marketable securities            (9,899)   (4,844)
  Other investments and miscellaneous assets        (9,094)  (19,893)
  Investments in unconsolidated affiliates          (4,473)   (6,278)
Net cash used in investing activities             (103,181)  (68,534)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                185,352    33,061
  Proceeds from long-term debt                       3,024    25,000
  Payments of long-term debt                        (3,007)  (13,618)
  Treasury stock acquired                          (58,700)  (41,433)
  Issuance of common stock                          22,092    10,763
  Cash dividends                                   (29,015)  (24,995)
Net cash provided by/(used in)financing
   activities                                      119,746   (11,222)
Effect of exchange rates on cash and cash
  equivalents                                      (16,581)   (8,498)
Decrease in cash and cash equivalents              (62,849)   (2,550)
Cash and cash equivalents at beginning of year     468,526   418,448
Cash and cash equivalents at end of period        $405,677  $415,898
See accompanying notes to consolidated financial statements.
                                 7 PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Consolidated Financial Statements

(a) In the opinion of management, the consolidated balance sheet as of June 30, 1997, the consolidated statements of income for the three months and six months ended June 30, 1997 and 1996 and the consolidated statement of cash flows for the six months ended June 30, 1997 and 1996, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company") December 31, 1996 annual report to stockholders.

(b) Statement of Financial Accounting Standards (SFAS) No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $38.1 million and $37.9 million in the first six months of 1997 and 1996, respectively. Interest payments during the first six months of 1997 were approximately $12.6 million. Interest payments during the comparable period of 1996 were approximately $9.9 million.


(c) In July 1997, a three-for-two stock split was effected by payment of a stock dividend. This split has been reflected retroactively in the accompanying consolidated financial statements.


                                     8
PAGE

                                                               Exhibit 11
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE

               (Dollars in Thousands Except Per Share Data)


                                          Three Months Ended June 30
Primary                                         1997           1996*

Net income                                  $    89,764    $    82,928
Add:
  Dividends paid net of related income tax
    applicable to restricted stock                  102             95
Net income, as adjusted                     $    89,866    $    83,023
Weighted average number of common shares
  outstanding                               119,724,822    115,905,189

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       4,033,898      3,753,947
        Total                               123,758,720    119,659,136

Earnings per common and common equivalent
  share                                     $       .73    $       .69
                                          Three Months Ended June 30
Fully Diluted                                   1997          1996*

Net income                                  $    89,764    $    82,928
Add:
After tax interest savings on assumed
  conversion of subordinated debentures           1,643          1,602
Dividends paid net of related income tax
  applicable to restricted stock                    113             98
Net income, as adjusted                     $    91,520    $    84,628
Weighted average number of common shares
  outstanding                               119,724,822    115,905,189
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       4,420,272      3,801,155

Assumed conversion of subordinated
  debentures                                  4,463,003      4,503,195
        Total                               128,608,097    124,209,539
Earnings per common and common equivalent
  share                                     $       .71    $       .68


* Restated to reflect three-for-two stock split payable July 15,1997.

                                 9 PAGE

                                                       Exhibit 11
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
               (Dollars in Thousands Except Per Share Data)

                                          Six Months Ended June 30
Primary                                         1997           1996*

Net income before effect of accounting
  change                                    $   111,799    $   100,759

Add:
  Dividends paid net of related income tax
    applicable to restricted stock                  182            175

Net income, as adjusted                     $   111,981    $   100,934
Weighted average number of common shares
  outstanding                               119,065,151    115,698,875

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       3,784,615      3,607,146

        Total                               122,849,766    119,306,021

Earnings per common and common equivalent
 share                                      $       .91    $       .84

                                             Six Months Ended June 30
Fully Diluted                                   1997          1996*

Net income before effect of accounting
  change                                    $   111,799    $   100,759

Add:
After tax interest savings on assumed
  conversion of subordinated debentures           3,245          3,165
Dividends paid net of related income tax
  applicable to restricted stock                    206            192

Net income, as adjusted                     $   115,250    $   104,116
Weighted average number of common shares
  outstanding                               119,065,151    115,698,875
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       4,202,596      3,906,334
Assumed conversion of subordinated
  debentures                                  4,464,753      4,503,195
        Total                               127,732,500    124,108,404
Earnings per common and common equivalent
  share                                     $       .90    $       .84


* Restated to reflect three-for-two stock split payable July 15,1997.
                                    10

PAGE

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



Working capital at June 30, 1997 was $55.1 million, a decrease of $99.3 million from December 31, 1996. The ratio of current assets to current liabilities remained relatively unchanged from December 31, 1996 at approximately 1.0 to 1.


Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be in the future. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first six months of 1997, the Company acquired 1,270,975 shares of its own stock for approximately $58.7 million for the purposes of fulfilling the Company's obligations under its various compensation plans.

PAGE

RESULTS OF OPERATIONS
Three Months Ended June 30, 1997 Compared to Three Months Ended June 30,
1996

Total revenue for the three months ended June 30, 1997 increased $157.0 million, or 24.9%, to $788.6 million compared to the same period in 1996. Domestic revenue increased $110.9 million or 42.2% from 1996 levels.
Foreign revenue increased $46.1 million or 12.5% during the second quarter of 1997 compared to 1996. Other income decreased by $20.1 million during the second quarter of 1997 compared to the same period in 1996 primarily due to the proceeds resulting from the sale of a portion of the Company's interest in the CKS Group, Inc. in 1996. The net gain was approximately $8.1 million or $.10 per share.

Operating expenses increased $112.5 million or 21.6% during the three months ended June 30, 1997 compared to the same period in 1996. Interest expense increased 16.0% as compared to the same period in 1996.

Pretax income increased $22.9 million or 15.9% during the three months ended June 30, 1997 compared to the same period in 1996.

The increase in total revenue, operating expenses, and pretax income is primarily due to acquired companies' results of operations and contributions from new business gains.

Net income for the three months ended June 30, 1997 had an unfavorable currency impact of $2.9 million versus $1.6 million for the same period in 1996.

The effective tax rate for the three months ended June 30, 1997 was 41.8%, as compared to 42.5% in 1996.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Total revenue for the six months ended June 30, 1997 increased $248.2 million, or 22.1%, to $1,372 million compared to the same period in 1996. Domestic revenue increased $178.9 million or 39.1% from 1996 levels.
Foreign revenue increased $69.4 million or 10.4% during the first six months of 1997 compared to 1996. Other income decreased by $20.2 million in the first six months of 1997 compared to the same period in 1996 primarily due to the proceeds resulting from the sale of a portion of the Company's interest in the CKS Group, Inc. in 1996. The net gain was approximately $8.1 million or $.10 per share.

Operating expenses increased $194.4 million or 19.7% during the six months ended June 30, 1997 compared to the same period in 1996. Interest expense increased 11.9% during the six months ended June 30, 1997 as compared to the same six month period in 1996.

Pretax income increased $31.3 million or 17.9% during the six months ended June 30, 1997 compared to the same period in 1996.

                                    12
PAGE

The increase in total revenue, operating expenses, and pretax income is primarily due to acquired companies' results of operations and contributions from new business gains.

Net income for the six months ended June 30, 1997 had an unfavorable currency impact of $4.0 million versus $1.9 million for the same period in 1996.

The effective tax rate for the six months ended June 30, 1997 was 42.0%, as compared to 42.6% in 1996.


                   PART II - OTHER INFORMATION


Item 2.   Changes In Securities


       Recent Sales In Unregistered Securities

               (1) On April 14, 1997, the Registrant acquired three small companies in consideration for which it issued a total of 201,558 shares of Common Stock, par value $.10 per share, to the former shareholders of the companies. The shares of Common Stock had a market value of $11,000,000 on the date of issuance.

               The shares of Common Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), based on the accredited investor status or sophistication of the former shareholders.

               (2) On June 5, 1997, the Registrant acquired a company in consideration for which it issued a total of 386,137 shares of Common Stock, par value $.10 per share, to the company's former shareholders. The shares of Common Stock had a market value of $21,339,089 on the date of issuance.

               The shares of Common Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended, based on the accredited investor status or sophistication of the company's former stockholders and their purchase representative.

               Also, as part of the acquisition, existing stock options in the acquired company were converted into options to acquire 47,720 shares of the Registrant.

               (3) On June 12, 1997, the Registrant acquired a company in consideration for which it issued a total of 390,036 shares of Common Stock to the company's former shareholders. The shares of Common Stock had a market value of $23,100,000 on the date of issuance.

               The shares of Common Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act, based on the accredited investor status of the company's former stockholders.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) This item is answered in respect of the Annual Meeting of Stockholders held on May 19, 1997.

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

     (c) At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

          -- Proposal to approve Management's nominees for director as follows:

                                                         BROKER
          NOMINEE                  FOR        WITHHELD  NONVOTES

          Eugene P. Beard       63,008,573    640,995       0
          Frank J. Borelli      63,003,548    646,020       0
          Reginald K. Brack     63,004,082    645,486       0
          Jill M. Considine     62,999,987    649,581       0
          John J. Dooner, Jr.   63,008,654    640,914       0
          Philip H. Geier, Jr.  62,759,816    889,752       0
          Frank B. Lowe         62,751,556    898,012       0
          Leif H. Olsen         63,000,457    649,111       0
          Martin F. Puris       62,743,806    905,762       0
          Allen Questrom        63,008,304    641,264       0
          J. Phillip Samper     62,750,808    898,760       0

          --   Proposal to increase the Company's authorized
               Common Stock to 225 million shares.

                                                         BROKER
          FOR             AGAINST         ABSTAIN       NONVOTES

          59,084,070      4,139,029       426,469           0

          --   Proposal to approve the Company's 1997 Performance
               Incentive Plan.

                                                        BROKER
          FOR             AGAINST         ABSTAIN      NONVOTES

          45,381,853      12,588,752      545,335      5,133,628
          -- Proposal to approve confirmation of independent accountants.

                                                        BROKER
          FOR             AGAINST         ABSTAIN      NONVOTES

          63,186,957      64,595          398,016           0

          -- Stockholder proposed resolution regarding implementation of the Mac Bride Principles with respect to the Company's subsidiary in Northern
               Ireland.

                                                        BROKER
          FOR             AGAINST         ABSTAIN      NONVOTES

          5,835,590       45,817,940      4,517,948    7,478,090


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 3(i)    The Registrant's Restated Certificate
                          of Incorporation, as amended.

          Exhibit 10(a)   1997 Performance Incentive Plan.

          Exhibit 10(b)   Supplemental Agreement made as of
                          March 12, 1997 between Interpublic and
                          Eugene P. Beard.
PAGE

          Exhibit 10(c)   Note, dated June 16, 1997 and executed
                          by Registrant in the principal amount
                          of $15,000,000 to the order of
                          Wachovia Bank of Georgia, N.A.

          Exhibit 11      Computation of Earnings Per Share.

          Exhibit 27      Financial Data Schedule.

     (b)  Reports on Form 8-K

               The following reports on Form 8-K were filed without financial statements during the quarter ended
          June 30, 1997:

          (1)  Item 9 - Sale of Equity Securities Pursuant to
               Regulation S, dated April 3, 1997.

          (2)  Item 9 - Sale of Equity Securities Pursuant to
               Regulation S, dated June 16, 1997.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)


Date: August 14, 1997  By /S/  Philip H. Geier, Jr.
                               Philip H. Geier, Jr.
                               Chairman of the Board
                               President and Chief Executive
                               Officer


Date: August 14, 1997  By /S/  Eugene P. Beard
                               Eugene P. Beard
                               Vice Chairman -
                               Finance and Operations

                        INDEX TO EXHIBITS


Exhibit No.         Description


Exhibit 3(i)        The Registrant's Restated Certificate of
                    Incorporation, as amended.

Exhibit 10(a)       1997 Performance Incentive Plan.

Exhibit 10(b)       Supplemental Agreement made as of March 12,
                    1997 between Interpublic and Eugene P. Beard.

Exhibit 10(c)       Note, dated June 16, 1997 and executed by
                    Registrant in the principal amount of
                    $15,000,000 to the order of Wachovia Bank of Georgia, N.A.

Exhibit 11          Computation of Earnings Per Share.

Exhibit 27          Financial Data Schedule.