Form 10-Q
period 1997-09-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 1997-11-14
CIK 51644

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ending September 30, 1997

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Common Stock outstanding at October 31, 1997: 125,953,776 shares.
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                                 I N D E X

                                                                Page

      PART I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheet
                 September 30, 1997 and
                 December 31, 1996                              3-4

                Consolidated Income Statement
                 Three months ended September 30, 1997
                 and 1996                                       5

                Consolidated Income Statement
                 Nine months ended September 30, 1997
                 and 1996                                       6

                Consolidated Statement of Cash Flows
                 Nine months ended September 30, 1997
                 and 1996                                       7


                Notes to Consolidated Financial Statements      8


                Computation of Earnings Per Share               9 - 10


      Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  11 - 13


      PART II.  OTHER INFORMATION

      Item 2.   Changes in Securities                           14 - 16

      Item 5.   Other Information                               16

      Item 6.   Exhibits and Reports on Form 8-K                16 - 19


      SIGNATURES                                                20

      INDEX TO EXHIBITS                                         21 - 22
                  PART I - FINANCIAL INFORMATION

  THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET

                       (Dollars in Thousands)
                               ASSETS


                                           SEPTEMBER 30, DECEMBER 31,
                                              1997           1996

Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1997-$124,247;
    1996-$83,680)                          $  451,595     $  468,526
  Marketable securities, at cost which
    approximates market                        39,635         35,408
  Receivables (less allowance for doubtful
    accounts: 1997-$39,645; 1996-$33,301)   2,684,633      2,646,259
  Expenditures billable to clients            230,297        130,185
  Prepaid expenses and other current assets     83,488        73,081
    Total current assets                    3,489,648      3,353,459

 Other Assets:
  Investment in unconsolidated affiliates      104,200       102,711
  Deferred taxes on income                     65,610         79,371
  Other investments and miscellaneous assets  189,223        173,308
    Total other assets                        359,033        355,390

Fixed Assets, at cost:
  Land and buildings                           81,722         82,332
  Furniture and equipment                     463,098        413,029
                                              544,820        495,361
  Less accumulated depreciation               310,215     276,448
                                              234,605        218,913
  Unamortized leasehold improvements           92,366         88,045
    Total fixed assets                        326,971        306,958

Intangible Assets (less accumulated
  amortization: 1997-$212,772;
  1996-$186,189)                              906,083        749,323

Total assets                               $5,081,735     $4,765,130

See accompanying notes to consolidated financial statements.


                                  3
PAGE

     THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
             (Dollars in Thousands Except Per Share Data)
                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                     SEPTEMBER 30,  DECEMBER 31,
                                       1997            1996*
Current Liabilities:
  Payable to banks                   $  146,536     $  121,655
  Accounts payable                     2,701,526     2,626,695
  Accrued expenses                      279,577        317,157
  Accrued income taxes                  127,521        133,522
    Total current liabilities         3,255,160      3,199,029
Noncurrent Liabilities:
  Long-term debt                        262,737        231,760
  Convertible subordinated debentures   315,459        115,192
  Deferred compensation and reserve
    for termination liabilities         211,992        210,670
  Accrued postretirement benefits        47,146         46,726
  Other noncurrent liabilities           50,218         66,457
  Minority interests in consolidated
    subsidiaries                         27,462         23,281
    Total noncurrent liabilities        915,014        694,086
Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized: 225,000,000
    shares issued:
         1997 -138,923,546
         1996 -136,410,542               13,892         13,641
  Additional paid-in capital            482,749        465,945
  Retained earnings                     963,417        855,113
  Adjustment for minimum pension
    liability                           (12,979)       (12,979)
  Cumulative translation adjustments   (136,994)       (82,978)
                                      1,310,085      1,238,742
  Less:
  Treasury stock, at cost:
    1997 - 12,714,304 shares
    1996 - 14,712,143 shares            339,172        319,377
  Unamortized expense of restricted
    stock grants                         59,352         47,350
    Total stockholders' equity          911,561        872,015
Total liabilities and stockholders'
  equity                             $5,081,735     $4,765,130
See accompanying notes to consolidated financial statements.
* Restated to reflect 3 for 2 stock split paid on July 15, 1997.

     THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                    CONSOLIDATED INCOME STATEMENT
                    THREE MONTHS ENDED SEPTEMBER 30

             (Dollars in Thousands Except Per Share Data)

                                            1997         1996*

Revenue                                 $  701,303   $   554,981
Other income                                22,195        12,737
     Gross income                          723,498       567,718

Costs and expenses:
  Operating expenses                       645,757       509,036
  Interest                                  14,014        10,304
     Total costs and expenses              659,771       519,340

Income before provision for income taxes    63,727        48,378

Provision for income taxes:
  United States - federal                   17,350        12,410
                - state and local            6,554         4,253
  Foreign                                    3,380         3,864
     Total provision for income taxes       27,284        20,527

Income of consolidated companies            36,443        27,851

Income applicable to minority interests     (3,611)       (2,495)

Equity in net income of unconsolidated
  affiliates                                 2,460         2,115


Net income                              $   35,292   $    27,471

Weighted average number of common shares 126,262,224 121,573,781

Earnings per common and common equivalent
  share                                 $      .28   $       .23

Cash dividends per common share         $      .13   $      .113

See accompanying notes to consolidated financial statements.


* Restated to reflect 3 for 2 stock split paid on July 15, 1997.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                    CONSOLIDATED INCOME STATEMENT
                    NINE MONTHS ENDED SEPTEMBER 30

             (Dollars in Thousands Except Per Share Data)

                                            1997         1996*

Revenue                                 $ 2,073,321  $ 1,678,774
Other income                                 59,728       70,448
     Gross income                         2,133,049    1,749,222

Costs and expenses:
  Operating expenses                      1,827,874    1,496,713
  Interest                                   35,497       29,494
     Total costs and expenses             1,863,371    1,526,207

Income before provision for income taxes    269,678      223,015

Provision for income taxes:
  United States - federal                    56,959       46,799
                - state and local            17,700       12,051
  Foreign                                    39,169       36,051
     Total provision for income taxes       113,828       94,901

Income of consolidated companies            155,850      128,114

Income applicable to minority interests     (14,184)      (7,340)

Equity in net income of unconsolidated
  affiliates                                  5,425        7,456

Net income                              $   147,091  $   128,230

Weighted average number of common shares 123,987,002  120,080,223


Earning per common and common equivalent
   share                                $      1.19  $      1.07

Cash dividends per common share         $       .37  $       .33

See accompanying notes to consolidated financial statements.
* Restated to reflect 3 for 2 stock split paid on July 15, 1997.

     THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                    NINE MONTHS ENDED SEPTEMBER 30
                        (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:               1997       1996
Net income                                       $147,091   $128,230
Adjustments to reconcile net income to
 Provided by/(used in) operating activities:
  Depreciation and amortization of fixed assets    52,334     44,354
  Amortization of intangible assets                26,583     21,366
  Amortization of restricted stock awards          11,883     10,688
  Equity in net income of unconsolidated
 affiliates                                        (5,425)    (7,456)
  Income applicable to minority interests          14,184      7,340
  Translation losses                                  743      2,131
  Net gain from sale of investments                     0     (8,100)
  Other                                            (8,967)    (3,592)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                      53,971    148,687
  Expenditures billable to clients                (66,907)   (39,412)
  Prepaid expenses and other assets                (2,548)        85
  Accounts payable and other liabilities         (150,709)  (178,981)
  Accrued income taxes                            (27,698)    (4,487)
  Deferred income taxes                             4,171     (6,497)
  Deferred compensation and reserve for termination
    liabilities                                    (5,513)    (1,187)
Net cash provided by operating
    activities                                     43,193    113,169
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                    (72,291)   (64,653)
  Proceeds from sale of assets                        542     38,100
  Capital expenditures                            (68,907)   (49,673)
  Net purchases of marketable securities           (8,188)    (5,649)
  Other investments and miscellaneous assets       (7,043)   (20,634)
  Investments in unconsolidated affiliates         (5,742)    (6,878)
Net cash used in investing activities            (161,629)  (109,387)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                11,958     76,100
  Proceeds from long-term debt                    252,913     33,687
  Payments of long-term debt                      (18,820)   (18,459)
  Treasury stock acquired                        (105,787)   (62,489)
  Issuance of common stock                         31,589     14,715
  Cash dividends                                  (44,932)   (37,575)
Net cash provided by financing activities         126,921      5,979
Effect of exchange rates on cash and cash
  equivalents                                     (25,416)    (3,377)
(Decrease)/increase in cash and cash equivalents  (16,931)     6,384
Cash and cash equivalents at beginning of year    468,526    418,448
Cash and cash equivalents at end of period       $451,595   $424,832
See accompanying notes to consolidated financial statements.
                                   7
PAGE

     THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Consolidated Financial Statements

(a) In the opinion of management, the consolidated balance sheet as of September 30, 1997, the consolidated income statements for the three months and nine months ended September 30, 1997 and 1996 and the consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented.

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

(b) Statement of Financial Accounting Standards (SFAS) No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $86.1 million and $70 million in the first nine months of 1997 and 1996, respectively. Interest payments during the first nine months of 1997 were approximately $21.3 million. Interest payments during the comparable period of 1996 were approximately $18.0 million.

  In July 1997, a three-for-two stock split was effected by payment of a stock dividend. This split has been reflected in the accompanying consolidated financial statements.


(d) On September 16, 1997, the Company issued $250 million face amount of Convertible
Subordinated Notes due 2004 ("2004  Notes") with a coupon rate of 1.80%.
The Notes were
issued at an original price of 80% of the face amount, generating proceeds of approximately $200 million. The Notes are convertible into common stock of the Company at a conversion rate of 13.386 shares per $1,000 face amount.

(e)    Subsequent event
       On November 14, 1997, the Company announced the redemption of its outstanding 3-3/4%
Convertible Subordinated Debentures with a scheduled maturity in 2002. The redemption of the
Debentures will be on December 15, 1997 at $889 per $1,000 principal amount plus accrued interest. The Debentures are convertible into common stock of the Company at a rate of 33.36 shares for each $1,000 principal amount of Debentures. The right to convert the Debentures into common stock will terminate at the close of business on December 15,1997.

                                                               Exhibit 11
     THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   COMPUTATION OF EARNINGS PER SHARE

             (Dollars in Thousands Except Per Share Data)


                                        Three Months Ended September 30
Primary                                       1997           1996*

Net income                                $    35,292    $    27,471
Add:
  Dividends paid net of related income
    tax applicable to restricted stock            112             90
Net income, as adjusted                   $    35,404    $    27,561
Weighted average number of common shares
  outstanding                             121,604,548    118,024,329

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options     4,657,676      3,549,452
        Total                             126,262,224    121,573,781

Earnings per common and common equivalent
  share                                           .28    $       .23
                                        Three Months Ended September 30
Fully Diluted                                 1997          1996*

Net income                                $    35,292    $    27,471
Add:
Dividends paid net of related income tax
  applicable to restricted stock                  125             98
Net income, as adjusted                   $    35,417    $    27,569
Weighted average number of common shares
  outstanding                             121,604,548    118,024,329
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options     5,103,420      3,766,035

        Total                             126,707,968    121,790,364
Earnings per common and common equivalent
  share                                   $       .28    $       .23


* Restated to reflect 3 for 2 stock split paid on July 15, 1997.




                                 10
PAGE

                                                         Exhibit 11

    THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   COMPUTATION OF EARNINGS PER SHARE
             (Dollars in Thousands Except Per Share Data)

                                        Nine Months Ended September 30
Primary                                       1997           1996*

Net income                                $   147,091    $   128,230

Add:
  Dividends paid net of related income tax
    applicable to restricted stock                294            265

Net income, as adjusted                   $   147,385    $   128,495
Weighted average number of common shares
  outstanding                             119,911,616    116,479,685

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options     4,075,386      3,600,538

        Total                             123,987,002    120,080,223
Earnings per common and common equivalent
   share                                  $      1.19    $      1.07
                                        Nine Months Ended September 30
Fully Diluted                                 1997          1996*

Net income                                $   147,091   $    128,230

Add:
After tax interest savings on assumed
  conversion of subordinated debentures         4,839          4,766
Dividends paid net of related income tax
  applicable to restricted stock                  331            287

Net income, as adjusted                   $   152,261    $   133,283
Weighted average number of common shares
  outstanding                             119,911,616    116,479,685
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options 4,486,147 3,861,012 Assumed conversion of subordinated
  debentures                                4,436,207      4,503,195
        Total                             128,833,970    124,843,892
Earning per common and common equivalent
     share                                $      1.18     $     1.07


* Restated to reflect 3 for 2 stock split paid on July 15, 1997.


                                 11
PAGE

     THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



Working capital at September 30, 1997 was $234.5 million, an increase of $80.1 million from December 31, 1996. The ratio of current assets to current liabilities was approximately 1.1 to 1 at September 30, 1997.


Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be in the future. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first nine months of 1997, the Company acquired 2,122,669 shares of its own stock for approximately $105.8 million for the purpose of fulfilling the Company's obligations under its various compensation plans.


The proceeds received from the 2004 Notes, as described in Note (d) to the consolidated financial statements, will be used for general corporate purposes including retirement of indebtedness.

PAGE

RESULTS OF OPERATIONS
Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Total revenue for the three months ended September 30, 1997 increased $146.3 million, or 26.4%, to $701.3 million compared to the same period in 1996. Domestic revenue increased $104.5 million or 43.8% from 1996 levels. Foreign revenue increased $41.8 million or 13.2% during the third quarter of 1997 compared to 1996. Other income increased by $9.5 million during the third quarter of 1997 compared to the same period in 1996.

Operating expenses increased $136.7 million or 26.9% during the three months ended September 30, 1997 compared to the same period in 1996. Interest expense increased 36.0% as compared to the same period in 1996.

Pretax income increased $15.3 million or 31.7% during the three months ended September 30, 1997 compared to the same period in 1996.

The increase in total revenue, operating expenses, and pretax income is primarily due to acquired companies, results of operations and contributions from new business gains.

Net losses from exchange and translation of foreign currencies for the three months ended September 30, 1997 were approximately $3.1 million versus $1.1 million for the same period in 1996.

The effective tax rate for the three months ended September 30, 1997 was 42.8%, as compared to 42.4% in 1996.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Total revenue for the nine months ended September 30, 1997 increased $394.5 million, or 23.5%, to $2,073.3 million compared to the same period in 1996. Domestic revenue increased $283.4 million or 40.7% from 1996 levels. Foreign revenue increased $111.1 million or 11.3% during the first nine months of 1997 compared to 1996. Other income has decreased by $10.7 million in the first nine months of 1997 compared to the same period in 1996. The decrease in other income is primarily from the proceeds resulting from the sale in 1996, of a portion of the Company's interest in the CKS Group, Inc. The net gain was approximately $8.1 million or $.07 per share.

Operating expenses increased $331.2 million or 22.1% during the nine months ended September 30, 1997 compared to the same period in 1996. Interest expense increased 20.4% during the nine months ended September 30, 1997 as compared to the same nine month period in 1996. The increase in interest expense is attributable to the repurchasing of shares and acquisitions.

Pretax income increased $46.7 million or 20.9% during the nine months ended September 30, 1997 compared to the same period in 1996.
                               13PAGE

The increase in total revenue, operating expenses, and pretax income is primarily due to acquired companies' results of operations and contributions from new business gains.

Net losses from exchange and translation of foreign currencies for the nine months ended September 30, 1997 were approximately $4.5 million versus $1.9 million for the same period in 1996.

The effective tax rate for the nine months ended September 30, 1997 was 42.2%, as compared to 42.6% in 1996.

                   PART II - OTHER INFORMATION


Item 2.  Changes In Securities


(C)Recent Sales In Unregistered Securities
     (1) On July 2, 1997, the Registrant acquired a small company in consideration for which it issued a total of 265,582 shares of Common Stock, par value $.10 per share (the "Common Stock"), to the company's former shareholders. The shares of Common Stock had a market value of $10,900,000 on the date of issuance.

     The shares of Common Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Act"), based on the accredited investor status or sophistication of the company's former stockholders.

     (2) On August 22, 1997, the Registrant acquired a small company in consideration for which it issued a total of 370,664 shares of Common Stock to the company's former shareholders. The shares of Common Stock had a market value of $17,500,000 on the date of issuance.

     The shares of Common Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Act based on the accredited investor status or sophistication of the former shareholders of the company.

     (3) On September 8, 1997, the Registrant acquired the assets of a large promotion company in consideration for which it issued a total of 327,689 shares of Common Stock to the company. The shares of Common Stock had a market value of approximately $15,073,000 on the date of issuance.

     The shares of Common Stock were issued by the Registrant without registration, in reliance on Rule 506 of Regulation D under the Act, based on the accredited investor status of the company's former stockholders or sophistication of the company's former stockholders.

     (4) On September 16, 1997 the Company issued $250,000,000 principal amount at maturity of 1.80% Convertible Subordinated Notes with a scheduled maturity in 2004 (the "2004 Notes"). The issue price of the 2004 Notes was 80.007% of the principal amount at maturity. The 2004 Notes are convertible into Common Stock of the Registrant at any time following 90 days after the latest date of original issuance thereof through maturity, unless previously redeemed or otherwise purchased by the Registrant, at a conversion rate of 13.386 shares per $1,000 principal amount at maturity of the 2004 Notes, subject to adjustment in certain events. The 2004 Note holders have the right to require the Registrant to redeem the 2004 Notes upon the occurrence of a Fundamental Change, as defined in the 2004 Notes, as a whole or in part, at a price initially equal to $800.70 per $1,000 principal amount and increasing thereafter in increments to $876.944 per $1,000 on September 16, 2000 and thereafter at the redemption price at which the Registrant may redeem the 2004 Notes. The Registrant may redeem the 2004 Notes, in whole or in part, at any time after September 20, 2000 initially at $877.285 per $1,000 principal amount and at increasing prices thereafter to $1,000 per $1,000 principal amount on September 16, 2004. Unless the 2004 Notes are redeemed, repaid or converted prior thereto, the 2004 Notes will mature on September 16, 2004 at their principal amount. The proceeds of this issuance are to be used for general corporate purposes, which may include the retirement of indebtedness.

Morgan Stanley & Co. Incorporated, a Delaware corporation ("Morgan Stanley") acted as lead Initial Purchaser for the 2004 Notes. Of the total principal amount, (I) $247,880,000 in principal amount 2004 Notes were distributed to "Qualified Institutional Buyers" (as defined in Rule 144A under the Act) in compliance with Rule 144A and (ii) $2,120,000 principal amount of 2004 Notes were distributed to a limited number of other institutional "Accredited Investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Act that, prior to their purchase of the 2004 Notes, delivered to the Registrant and Morgan Stanley a letter containing certain representations and agreements. The 2004 Notes and the shares of the Registrant's Common Stock into which the 2004 Notes may be converted were not registered under the Act, but the Registrant is under an obligation to file a registration statement for the 2004 Notes and such shares of Common Stock under the Act.

The 2004 Notes were issued by the Registrant without registration in reliance upon Section 4(2) of the Act.

(5) On September 17, 1997, the Registrant acquired a small company in consideration for which it issued a total of 60,961 shares of Common Stock to the company's former shareholders. The shares of Common Stock had a market value of $3,000,000 on the date of issuance.

The shares of Common Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Act, based on the accredited investor status or sophistication of the company's former stockholders.

(6) During the three-month period ended September 30, 1997, the Registrant issued a total of 83,885 shares of Common Stock to holders of the Registrant's outstanding 3-3/4% Convertible Subordinated Debentures with a scheduled maturity in 2002
(the 3-3/4% "Debentures").  The
shares of Common Stock were issued upon
conversion of the 3-3/4% Debentures in reliance upon Section 3(a)(9) of the Act. Each principal amount of $1,000 of the 3-3/4% Debentures is convertible into
33.36 shares of the
Registrant's Common Stock.


Item 5    Other Information

On November 14, 1997, the Company announced the redemption of the 3-3/4% Debentures. The redemption of the 3 3/4% Debentures will be on December 15, 1997 (the "Redemption Date"), at a redemption price equal to $889.00 per $1,000 principal amount plus accrued interest to the Redemption Date. Each principal amount of $1,000 of the 3-3/4% Debentures is convertible into 33.36 shares of the Registrant's Common Stock. The right to convert the 3-3/4% Debentures into Common Stock will terminate at the close of business on the Redemption Date.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits

Exhibit 4(a) Purchase Agreement, dated September 10, 1997, among The Interpublic Group of Companies, Inc. ("Interpublic"), Morgan Stanley & Co.,Incorporated, Goldman Sachs and Co. and SBC Warburg Dillon Read Inc. is not included as an Exhibit to this Report, but will be furnished to the Securities and Exchange Commission (the "Commission") upon its request.

Exhibit 4(b) Indenture, dated as of September 16, 1997, between Interpublic and The Bank of New York is not included as an Exhibit to this Report, but will be furnished to the Commission upon its request.

Exhibit 10(a)  Note Purchase Agreement, dated as of August 19,
               1997, between Interpublic and The Prudential
               Insurance Company of America ("Prudential").

Exhibit 10(b) Note of Interpublic, dated August 19, 1997 in favor of Prudential in the principal amount of $50,000,000.

Exhibit 10     Amendment No. 6, dated as of August 28, 1997, to a
               Credit Agreement dated as of September 30, 1992 and effective as of December 23, 1992 between Interpublic and Chemical Bank.

Exhibit 10(d) Amendment No. 2, dated as of August 28, 1997, to a Credit Agreement dated as of September 30, 1994 and effective as of December 1, 1994 between Interpublic and Bank of America NT and SA.

Exhibit 10(e) Amendment No. 6, dated as of August 28, 1997, to a Credit Agreement dated as of September 30, 1992 and effective as of December 22, 1992 between Interpublic and Citibank, N.A.

Exhibit 10(f) Amendment No. 1, dated as of August 28, 1997, to a Credit Agreement dated July 3, 1995 between Interpublic and Lloyds Bank.

Exhibit 10(g) Amendment No. 6, dated as of August 28, 1997, to a Credit Agreement dated as of September 30, 1992 and effective as of December 18, 1992 between Interpublic and Swiss Bank Corporation.

Exhibit 10(h) Amendment No. 6, dated as of August 28, 1997 to a Credit Agreement dated as of September 30, 1992 and effective as of December 30, 1992 between Interpublic and Trust Company Bank.

Exhibit 10(I) Master Note of Interpublic, dated June 26, 1997 in favor of Comerica Bank in the principal amount of $10,000,000.

Exhibit 10(j)  Supplemental Agreement, made as of September 1,
               1997, between Interpublic and Eugene P. Beard.

Exhibit 10(k)  Supplemental Agreement, dated as of September
               1, 1997, between Interpublic and John J.
               Dooner.

Exhibit 10(l)  Supplemental Agreement, made as of September 1,
               1997, among Interpublic, Ammirati and Puris
               Inc. (now Ammirati Puris Lintas Inc.) and
               Martin F. Puris.

Exhibit 11          Computation of Earnings Per Share.

Exhibit 27          Financial Data Schedule.



















19
PAGE

(b)  Reports on Form 8-K

          The following reports on Form 8-K were filed without financial statements during the quarter ended September 30, 1997:

     (1)  Item 9 - Sale of Equity Securities Pursuant to
          Regulation S, dated August 29, 1997.

     (2)  Item 9 - Sale of Equity Securities Pursuant to
          Regulation S, dated August 29, 1997.

     (3)  Item 9 - Sale of Equity Securities Pursuant to
          Regulation S, dated August 29, 1997.

     (4)  Item 9 - Sale of Equity Securities Pursuant to
          Regulation S, dated August 30, 1997.

     (5)  Item 9 - Sale of Equity Securities Pursuant to
          Regulation S, dated September 8, 1997.

     (6)  Item 9 - Sale of Equity Securities Pursuant to
          Regulation S, dated September 17, 1997.

























20
PAGE

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)


Date: November 14, 1997       By /S/  Philip H. Geier, Jr.
                               Philip H. Geier, Jr.
                               Chairman of the Board
                               President and Chief Executive Officer


Date: November 14, 1997       By /S/ Eugene P. Beard
                               Eugene P. Beard
                               Vice Chairman -
                               Finance and Operations

                        INDEX TO EXHIBITS


Exhibit No.         Description


Exhibit 4(a) Purchase Agreement, dated September 10, 1997, among The Interpublic Group of Companies, Inc. ("Interpublic"), Morgan Stanley & Co., Incorporated, Goldman Sachs and Co. and SBC Warburg Dillon Read Inc. is not included as an Exhibit to this Report, but will be furnished to the Securities and Exchange Commission (the "Commission") upon its request.

Exhibit 4(b) Indenture, dated as of September 16, 1997, between Interpublic and The Bank of New York is not included as an Exhibit to this Report, but will be furnished to the Commission upon its request.

Exhibit 10(a) Note Purchase Agreement, dated as of August 19, 1997, between The Interpublic Group of Companies, Inc. ("Interpublic") and The Prudential Insurance Company of America ("Prudential").

Exhibit 10(b) Note of Interpublic, dated August 19, 1997 in favor of Prudential in the principal amount of $50,000,000.

Exhibit 10 Amendment No. 6, dated as of August 28, 1997, to a Credit Agreement dated as of September 30, 1992 and effective as of December 23, 1992 between Interpublic and Chemical Bank.

Exhibit 10(d) Amendment No. 2, dated as of August 28, 1997, to a Credit Agreement dated as of September 30, 1994 and effective as of December 1, 1994 between Interpublic and Bank of America NT and SA.

Exhibit 10(e) Amendment No. 6, dated as of August 28, 1997, to a Credit Agreement dated as of September 30, 1992 and effective as of December 22, 1992 between Interpublic and Citibank, N.A.

Exhibit 10(f) Amendment No. 1, dated as of August 28, 1997, to a Credit Agreement dated July 3, 1995 between Interpublic and Lloyds Bank.

Exhibit 10(g) Amendment No. 6, dated as of August 28, 1997 to a Credit Agreement dated as of September 30, 1992 and effective as of December 18, 1992 between Interpublic and Swiss Bank Corporation.

Exhibit 10(h) Amendment No. 6, dated as of August 28, 1997 to a Credit Agreement dated as of September 30, 1992 and effective as of December 30, 1992 between Interpublic and Trust Company Bank.

Exhibit 10(I)       Master Note of Interpublic, dated June 26,
                    1997 in favor of Comerica Bank in the
                    principal amount of $10,000,000.

Exhibit 10(j)       Supplemental Agreement, made as of September
                    1, 1997, between Interpublic and Eugene P.
                    Beard.

Exhibit 10(k)       Supplemental Agreement, dated as of September
                    1, 1997, between Interpublic and John J.
                    Dooner.

Exhibit 10(l)       Supplemental Agreement, made as of September
                    1, 1997, among Interpublic, Ammirati and
                    Puris Inc. (now Ammirati Puris Lintas Inc.
                    and Martin F. Puris.

Exhibit 11          Computation of Earnings Per Share.

Exhibit 27          Financial Data Schedule.