Form 10-K
period 1997-12-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 1998-03-26
CIK 51644

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended               Commission file number
December 31, 1997                                 1-6686

              THE INTERPUBLIC GROUP OF COMPANIES, INC.
       (Exact name of registrant as specified in its charter)

     Delaware                                     13-1024020
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification  No.)

1271 Avenue of the Americas                        10020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

PAGE

The aggregate market value of the registrant's voting stock
(exclusive of shares beneficially owned by persons referred to in response to Item 12 hereof) was $7,849,666,419 as of March 23, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock outstanding at March 23, 1998: 131,754,675 shares.

                DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference in Parts I and II.

2. Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Parts I and III.

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

     The advertising agency business is the primary business of the Company. This business is conducted throughout the world through three advertising agency systems, McCann-Erickson WorldGroup, Ammirati Puris Lintas and The Lowe Group. Interpublic also carries on a media buying business through its ownership of Western International Media and its affiliates, as well as a separate direct and promotional marketing business through its ownership of DraftWorldwide Inc. The Company also offers advertising agency services through association arrangements with local agencies in various parts of the world. Other activities conducted by the Company within the area of "marketing communications" include public relations, graphic design, market research, sales promotion, interactive services, sports and event marketing, consulting and other related services.

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

DraftWorldwide, Inc...............      Chicago, Illinois

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

               EUROPE, AFRICA AND THE MIDDLE EAST

Austria          Greece        Nigeria       Spain
Belgium          Hungary       Norway        Sweden
Bulgaria         Israel        Pakistan      Switzerland
Cameroon         Ireland       Poland        Tunisia
Croatia          Italy         Portugal      Turkey
Czech Republic   Ivory Coast   Romania       United Arab Emirates
Denmark          Kenya         Russia        United Kingdom
Estonia          Mauritius     Senegal       Zambia
Finland          Morocco       Slovakia      Zimbabwe
France           Namibia       Slovenia
Germany          Netherlands   South Africa

                    LATIN AMERICA AND THE CARIBBEAN

Argentina    Colombia               Guatemala     Peru
Barbados     Costa Rica             Honduras      Puerto Rico
Bermuda      Dominican Republic     Jamaica       Trinidad
Brazil       Ecuador                Mexico        Uruguay
Chile        El Salvador            Panama        Venezuela

page>
                       ASIA AND THE PACIFIC

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

     The Company also offers advertising agency services in Albania, Aruba, the Bahamas, Bahrain, Belize, Bolivia, Cambodia, Egypt, Gabon, Ghana, Grand Cayman, Guadeloupe, Guam, Guyana, Haiti, Reunion, Ivory Coast, Jordan, Kuwait, Lebanon, Martinique, Myanmar, Nicaragua, Nigeria, Oman, Paraguay, Saudi Arabia, Senegal, Surinam, Uganda, United Arab Emirates (Dubai) and Zaire through association arrangements with local agencies operating in those countries.

     For information concerning revenues, operating profits and identifiable assets on a geographical basis for each of the last three years, reference is made to Note 13: Geographic Areas of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1997, which Note is hereby incorporated by reference.

Developments in 1997

     The Company completed a number of acquisitions within the United States and abroad in 1997.

     See Note 4 to the Consolidated Financial Statements incorporated by reference in this Report on Form 10-K for a discussion of acquisitions.

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

     The five clients of the Company that made the largest contribution in 1997 to income from commissions and fees accounted individually for 2.9% to 11.4% of such income and in the aggregate accounted for over 31% of such income. Twenty clients of the Company accounted for approximately 44% of such income. Based on income from commissions and fees, the three largest clients of the Company are General Motors Corporation, Unilever and Nestle. General Motors Corporation first became a client of one of the Company's agencies in 1916 in the United States. Predecessors of several of the Lintas agencies have supplied advertising services to Unilever since 1893. The client relationship with Nestle began in 1940 in Argentina. While the loss of the entire business of one of the Company's three largest clients might have a material adverse effect upon the business of the Company, the Company believes that it is very unlikely that the entire business of any of these clients would be lost at the same time, because it represents several different brands or divisions of each of these clients in a number of geographical markets - in each case through more than one of the Company's agency systems.

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

     As is customary in the industry, these contracts provide for termination by either party on relatively short notice, usually 90 days but sometimes shorter or longer. In 1997, however, 38% of income from commissions and fees was derived from clients that had been associated with one or more of the Company's agencies or their predecessors for 20 or more years.

Personnel

     As of January 1, 1998, the Company employed approximately 27,100 persons, of whom approximately 10,200 were employed in the United States. Because of the personal service character of the marketing communications business, the quality of personnel is of crucial importance to continuing success. There is keen competition for qualified employees. Interpublic considers its employee relations to be satisfactory.

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

     Some countries are relaxing commercial restrictions as part of their efforts to attract foreign investment. However, with respect to other nations, the international operations of the Company still remain exposed to certain risks which affect foreign operations of all kinds, such as local legislation, monetary devaluation, exchange control restrictions and unstable political conditions. In addition, international advertising agencies are still subject to ownership restrictions in certain countries because they are considered an integral factor in the communications process.
PAGE

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

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by the Company will need to be upgraded to comply with such "Year 2000" requirements. Further discussion of this issue is contained in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 2.   Properties

     Most of the advertising operations of the Company are conducted in leased premises, and its physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. These facilities are located in various cities in which the Company does business throughout the world. However, subsidiaries of the Company own office buildings in Louisville, Kentucky; Garden City, New York; Blair, Nebraska; Westport, Connecticut; Warren, Michigan; Frankfurt, Germany; Sao Paulo, Brazil; Lima, Peru; Mexico City, Mexico; Santiago, Chile ; and Brussels, Belgium and own office condominiums in Buenos Aires, Argentina; Bogota, Colombia; Manila, the Philippines; in England, subsidiaries of the Company own office buildings in London, Manchester, Birmingham and Stoke-on-Trent.

     The Company's ownership of the office building in Frankfurt is subject to three mortgages which became effective on or about February 1993. These mortgages terminate at different dates, with the last to expire in February 2003. Reference is made to
Note 10: Long-Term Debt - of the Notes to the Consolidated

Financial Statements in the Company's Annual Report to
Stockholders for the year ended December 31, 1997, which Note is hereby incorporated by reference.

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

Name                     Age             Office

Philip H. Geier, Jr. (1)  63  Chairman of the Board, President
                              and Chief Executive Officer

Eugene P. Beard (1)       62  Vice Chairman-Finance and
                              Operations, Chief Financial Officer

Nicholas J. Camera        51  Vice President, Secretary and
                              General Counsel

John J. Dooner, Jr. (1)   49  Chairman of McCann-Erickson
                              WorldGroup, Inc.

C. Kent Kroeber           59  Senior Vice President-Human
                              Resources

Barry R. Linsky           56  Senior Vice President-Planning
                              and Business Development

Frank B. Lowe (1)         56  Chairman of The Lowe Group

Martin F. Puris (1)       59  Chairman, Chief Executive Officer
                              and Chief Creative Officer of
                              Ammirati Puris Lintas Worldwide

Joseph M. Studley         45  Vice President and Controller

Thomas J. Volpe           62  Senior Vice President-Financial
                              Operations

(1)  Also a Director

     There is no family relationship among any of the executive officers.

     The employment histories for the past five years of Messrs.
Geier, Beard, Dooner, Puris and Lowe are incorporated by reference to the Proxy Statement for Interpublic's 1998 Annual
Meeting of Stockholders.

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



                             PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended

December 31, 1997. See Note 12: Results by Quarter (Unaudited), of the Notes to the Consolidated Financial Statements and information under the heading Transfer Agent and Registrar for Common Stock.

Item 6.   Selected Financial Data

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended
December 31, 1997 under the heading Selected Financial Data for
Five Years.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended
December 31, 1997 under the heading Management's Discussion and
Analysis of Financial Condition and Results of Operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended
December 31, 1997 under the heading Management's Discussion and
Analysis of Financial Condition and Results of Operations.

Item 8.   Financial Statements and Supplementary Data

     The response to this Item is incorporated in part by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 under the headings Financial Statements and Notes to the Consolidated Financial Statements. Reference is also made to the Financial Statement Schedule listed under Item 14(a) of this Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not applicable.



                            PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to the Registrant's Proxy Statement for its 1998 Annual

Meeting of Stockholders (the "Proxy Statement"), to be filed not later than 120 days after the end of the 1997 calendar year, except for the description of Interpublic's Executive Officers which appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Registrant".

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

          1.   Financial Statements:

               See the Index to Financial Statements on page F-1.

          2.   Financial Statement Schedules:

               See the Index to Financial Statement Schedule on page F-1.

PAGE

          3.   Exhibits:

     (Numbers used are the numbers assigned in Item 601 of Regulation S-K and the EDGAR Filer Manual. An additional copy of this exhibit index immediately precedes the exhibits filed with this Report on Form 10-K and the exhibits transmitted to the Commission as part of the electronic filing of the Report.)

Exhibit No.    Description


3    (i)  The Restated Certificate of Incorporation of the
          Registrant, as amended is incorporated by reference to its Report on Form 10-Q for the quarter ended June 30, 1997. See Commission file number 1-6686.

    (ii)  The By-Laws of the Registrant, amended as of February
          19, 1991, are incorporated by reference to its Report on Form 10-K for the year ended December 31, 1990. See
          Commission file number 1-6686.

4    Instruments Defining the Rights of Security Holders.

     (i) Indenture, dated as of September 16, 1997 between Interpublic and The Bank of New York is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997. See Commission file number 1-6686.

     (ii) The Preferred Share Purchase Rights Plan as adopted on July 18, 1989 is incorporated by reference to Registrant's Registration Statement on Form 8-A dated August 1, 1989 (No. 00017904) and, as amended, by reference to Registrant's Registration Statement on Form 8 dated October 3, 1989 (No. 00106686).

10   Material Contracts.

     (a) Purchase Agreement, dated September 10, 1997, among The Interpublic Group of Companies, Inc. ("Interpublic"), Morgan Stanley & Co., Incorporated, Goldman Sachs and Co. and SBC Warburg Dillon Read Inc. is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997. See Commission file number 1-6686.

     (b)  Employment, Consultancy and other Compensatory
          Arrangements with Management.

          Employment and Consultancy Agreements and any amendments or supplements thereto and other
PAGE
          compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1996 inclusive, or filed with the Registrant's Reports on Form 10-Q for the periods ended March 31, 1997, June 30, 1997 and September 30, 1997 are incorporated by reference in this Report on Form 10-K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 1997 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

          (i)  Philip H. Geier, Jr.

               Supplemental Agreement dated as of March 1, 1998 to an Employment Agreement dated as of September
               1, 1997 between Interpublic and Philip H. Geier,
               Jr.

         (ii)  Frank Lowe

               Supplemental Agreement dated as of March 1, 1998 to an Employment Agreement dated as of January, 1, 1996 between Interpublic and Frank Lowe.

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

         (xi) The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997. See Commission file number 1-6686.

PAGE

     (d)  Loan Agreements.

         (i)   Amendment No. 6, dated as of August 28, 1997 to a
               Credit Agreement dated as of September 30, 1992 and effective as of December 30, 1992 between Interpublic and The Bank of New York.

        (ii)   Amendment No. 7, dated as of August 26, 1997 to a
               Credit Agreement dated as of September 30, 1992 and effective as of December 23, 1992 between Interpublic and The First National Bank of
               Chicago.

       (iii)   Amendment No. 6, dated as of October 1, 1997 to a
               Credit Agreement dated as of September 30, 1992 and effective as of December 16, 1992 between Interpublic and The Fuji Bank, Limited.

        (iv)   Note dated as of December 16, 1992 between
               Interpublic and The Fuji Bank, Limited.

         (v) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Supplemental Agreements, Termination Agreements, Loan Agreements, Note Purchase Agreements, Guarantees and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1996, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 1997, June 30, 1997 and September 30, 1997 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

     (e)  Leases.

          Material leases of premises are incorporated by reference to the Registrant's Annual Report on Form
          10-K for the years ended December 31, 1980 and December
          31, 1988.  See Commission file number 1-6686.

     (f)  Acquisition Agreement for Purchase of Real Estate.

          (i)  Acquisition Agreement (in German) between
               Treuhandelsgesellschaft Aktiengesellschaft & Co.
               Grundbesitz OHG and McCann-Erickson Deutschland
PAGE

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

11   Computation of Earnings Per Share.

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 1997 which are included therein under the following headings:
     Financial Highlights; Management's Discussion and Analysis of Financial Condition and Results Of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity; Notes to Consolidated Financial Statements (the aforementioned consolidated financial statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data For Five Years; Report of Management; and Stockholders' Information; and (b) Appendix to Exhibit 13.

21   Subsidiaries of the Registrant.

23   Consent of Independent Accountants.

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

27   Financial Data Schedules

99   No reports on Form 8-K were filed during the quarter ended
     December 31, 1997.
PAGE

                            SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)


March 26, 1998                BY: Philip H. Geier, Jr.
                                  Philip H. Geier, Jr.,
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                          Title                    Date


Philip H. Geier, Jr.  Chairman of the Board,       March 26, 1998
Philip H. Geier, Jr.  President and Chief Executive
                      Officer (Principal Executive
                      Officer) and Director

Eugene P. Beard       Vice Chairman                March 26, 1998
Eugene P. Beard       -Finance and Operations,
                      Chief Financial Officer,
                      (Principal Financial
                      Officer) and Director

Frank J. Borelli      Director                     March 26, 1998
Frank J. Borelli

Reginald K. Brack     Director                     March 26, 1998
Reginald K. Brack

Jill M. Considine     Director                     March 26, 1998
Jill M. Considine

John J. Dooner, Jr.   Director                     March 26, 1998
John J. Dooner, Jr.

Frank B. Lowe         Director                     March 26, 1998
Frank B. Lowe

PAGE

Leif H. Olsen         Director                     March 26, 1998
Leif H. Olsen

Martin F. Puris       Director                     March 26, 1998
Martin F. Puris

Allen Questrom        Director                     March 26, 1998
Allen Questrom

J. Phillip Samper     Director                     March 26, 1998
J. Phillip Samper

Joseph M. Studley     Vice President and           March 26, 1998
Joseph M. Studley     Controller (Principal
                      Accounting Officer)



By Philip H. Geier, Jr.
   Philip H. Geier, Jr.
   Attorney-in-fact


PAGE

                    INDEX TO FINANCIAL STATEMENTS


The Financial Statements appearing under the headings: Financial Highlights, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Accountants, Selected Financial Data for Five Years and Report of Management accompanying the Annual Report to Stockholders for the year ended December 31, 1997, together with the report thereon of Price Waterhouse LLP dated February 20, 1998 are incorporated by reference in this report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, no other data appearing in the Annual Report to Stockholders for the year ended December 31, 1997 is deemed to be filed as part of this report on Form 10-K.

The following financial statement schedules should be read in conjunction with the financial statements in such Annual Report to Stockholders for the year ended December 31, 1997. Financial statement schedules not included in this report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Separate financial statements for the companies which are 50% or less owned and accounted for by the equity method have been omitted because, considered in the aggregate as a single subsidiary, they do not constitute a significant subsidiary.


               INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                            Page
Report of Independent Accountants on
     Financial Statement Schedules                          F-2

Consent of Independent Accountants                          F-2

Financial Statement Schedules Required to be filed by
     Item 8 of this form:

    VIII    Valuation and Qualifying Accounts               F-3

PAGE

                REPORT OF INDEPENDENT ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
The Interpublic Group of Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 20, 1998 appearing in the 1997 Annual Report to Stockholders of The Interpublic Group of Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14 (a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
New York, New York
February 20, 1998

                 CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 of The Interpublic Group of Companies, Inc. (the "Company"), of our report dated February 20, 1998, appearing in the 1997 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K: Registration Statements No. 2-79071; No. 2-43811; No. 2-56269; No. 2-61346;
No. 2-64338; No. 2-67560; No. 2-72093; No. 2-88165; No. 2-90878,
No. 2-97440 and No. 33-28143, relating variously to the Stock Option Plan (1971), the Stock Option Plan (1981), the Stock Option Plan
(1988) and the Achievement Stock Award Plan of the Company; Registration Statements No. 2-53544; No. 2-91564, No. 2-98324,
No. 33-22008, No. 33-64062 and No. 33-61371, relating variously to the Employee Stock Purchase Plan (1975), the Employee Stock Purchase Plan (1985) and the Employee Stock Purchase Plan of the Company
(1995); Registration Statements No. 33-20291 and No. 33-2830 relating to the Management Incentive Compensation Plan of the Company; Registration Statements No. 33-5352, No. 33-21605,
No. 333-4747 and No. 333-23603 relating to the 1986 Stock Incentive Plan, the 1986 United Kingdom Stock Option Plan and the 1996 Stock Incentive Plan, of the Company; Registration Statements No. 33-10087 and No. 33-25555 relating to the Long-Term Performance Incentive Plan of the Company; Registration Statement No. 333-28029 relating to The Interpublic Outside Directors' Stock Incentive Plan of the Company; and Registration Statement No. 33-42675 relating to the 1997 Performance Incentive Plan of the Company. We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 333-22899, No. 333-42243, No. 333-42905, and No. 333-45569) of The Interpublic

Group of Companies, Inc. of our report dated February 20, 1998 appearing in the 1997 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial
Statement Schedule, which appears above.

PRICE WATERHOUSE LLP
New York, New York
March 26, 1998
                                 F-2
PAGE

                                         SCHEDULE VIII

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS

           For the Years Ended December 31, 1997, 1996 and 1995

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



Allowance for
  Doubtful Accounts -
  deducted from
  Receivables in the
  Consolidated
  Balance Sheet:


1997         $33,301     $12,134   $3,535<F1>    $(2,566)<F2>   $39,439
                                      848<F5>     (5,439)<F3>
                                                  (2,374)<F4>


1996         $21,942     $15,603   $  920<F1>    $  (815)<F2>   $33,301
                                      771<F5>     (4,755)<F3>
                                                    (365)<F4>


1995         $22,656     $ 8,894   $1,324<F1>    $(9,619)<F3>   $21,941
                                      137<F2>       (819)<F4>
                                                    (632)<F5>


<F1>  Allowance for doubtful accounts of acquired and newly consolidated companies.
<F2>  Foreign currency translation adjustment.
<F3>  Principally amounts written off.
<F4>  Reversal of previously recorded allowances on accounts receivable.
<F5>  Miscellaneous.

                                   F-3
PAGE

                         INDEX TO DOCUMENTS



Exhibit No.   Description

3    (i) The Restated Certificate of Incorporation of the
         Registrant, as amended is incorporated by reference to its Report on Form 10-Q for the quarter ended June 30, 1997. See Commission file number 1-6686.

    (ii) The By-Laws of the Registrant, amended as of February
         19, 1991, are incorporated by reference to its Report on Form 10-K for the year ended December 31, 1990. See
         Commission file number 1-6686.

4        Instruments Defining the Rights of Security Holders.

     (i) Indenture, dated as of September 16, 1997 between Interpublic and The Bank of New York is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997. See Commission file number 1-6686.

    (ii) The Preferred Share Purchase Rights Plan as adopted on July 18, 1989 is incorporated by reference to Registrant's Registration Statement on Form 8-A dated August 1, 1989 (No. 00017904) and, as amended, by reference to Registrant's Registration Statement on Form 8 dated October 3, 1989 (No. 00106686).

10  Material Contracts.

 (a) Purchase Agreement, dated September 10, 1997, among The Interpublic Group of Companies, Inc. ("Interpublic"), Morgan Stanley & Co., Incorporated, Goldman Sachs and Co. and SBC Warburg Dillon Read Inc. is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997. See Commission file number 1-6686.

 (b)     Employment, Consultancy and other Compensatory
         Arrangements with Management.

    Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1996, inclusive, or filed with the Registrant's Reports on Form 10-Q for the periods ended March 31, 1997, June 30, 1997 and September 30, 1997 are incorporated by reference in this Report on Form 10-K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 1997 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

    (i)  Philip H. Geier, Jr.

         Supplemental Agreement dated as of March 1, 1998 to an Employment Agreement dated as of September
         1, 1997 between Interpublic and Philip H. Geier,
         Jr.

     (ii)     Frank Lowe
         Supplemental Agreement dated as of March 1, 1998 to an Employment Agreement dated as of January 1, 1996 between Interpublic and Frank Lowe.

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

     (xi) The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997. See Commission file number 1-6686.

 (d)     Loan Agreements.

     (i) Amendment No. 6, dated as of August 28, 1997 to a
         Credit Agreement dated as of September 30, 1992 and effective as of December 30, 1992 between Interpublic and The Bank of New York.

PAGE

    (ii) Amendment No. 7, dated as of August 26, 1997 to a
         Credit Agreement dated as of September 30, 1992 and effective as of December 23, 1992 between Interpublic and The First National Bank of
         Chicago.

   (iii) Amendment No. 6, dated as of October 1, 1997 to a
         Credit Agreement dated as of September 30, 1992 and effective as of December 16, 1992 between Interpublic and The Fuji Bank, Limited.


    (iv) Note dated as of December 16, 1992 between
         Interpublic and The Fuji Bank, Limited.

     (v) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Supplemental Agreements, Termination Agreements, Loan
         Agreements, Note Purchase Agreements, Guarantees and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1996, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 1997,
         June 30, 1997 and September 30, 1997 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

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

11  Computation of Earnings Per Share.

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 1997 which are included therein under the following headings:
    Financial Highlights; Management's Discussion and Analysis of Financial Condition and Results Of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity; Notes to Consolidated

 Financial Statements (the aforementioned consolidated financial Statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data For Five Years; Report of Management; and Stockholders' Information; and (b) Appendix to Exhibit 13.

21  Subsidiaries of the Registrant.

23  Consent of Independent Accountants.

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

27  Financial Data Schedules

99  No reports on Form 8-K were filed during the quarter ended
    December 31, 1997.