Form 10-Q
period 1998-03-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 1998-05-15
CIK 51644

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
(Mark One)
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending March 31, 1998
                               OR
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at April 30, 1998: 136,372,692 shares.









                                1

    THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                            I N D E X

                                                           Page

  PART I.   FINANCIAL INFORMATION
  Item 1.   Financial Statements

            Consolidated Balance Sheet
             March 31, 1998 and
             December 31, 1997                             3-4

            Consolidated Income Statement
             Three months ended March 31, 1998
             and 1997                                      5

            Statement of Comprehensive Income              6
             Three months ended March 31, 1998
             and 1997

            Consolidated Statement of Cash Flows
             Three months ended March 31, 1998
             and 1997                                      7


            Notes to Consolidated Financial Statements     8


            Computation of Earnings Per Share              9


  Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations 10-11


  PART II.  OTHER INFORMATION

  Item 2.   Changes in Securities                          12

  Item 6.   Exhibits and Reports on Form 8-K               13


  SIGNATURES                                               14

  INDEX TO EXHIBITS                                        15




                                2
                      PART I - FINANCIAL INFORMATION
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in Thousands)
                                  ASSETS

                                              MARCH 31,     DECEMBER 31,
                                                1998           1997
Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1998-$80,777;
    1997-$256,934)                           $  485,667     $  715,206
  Marketable securities, at cost which
    approximates market                          35,040         30,739
  Receivables (less allowance for doubtful
    accounts: 1998-$38,859; 1997-$39,439)     2,894,992      2,987,688
  Expenditures billable to clients              206,152        188,402
  Prepaid expenses and other current assets     114,296        103,620
    Total current assets                      3,736,147      4,025,655

Other Assets:
 Investment in unconsolidated affiliates         46,015         46,665
 Deferred taxes on income                       46,078         48,752
 Other investments and miscellaneous assets     218,884        208,497
    Total other assets                          310,977        303,914

Fixed Assets, at cost:
  Land and buildings                             83,227         83,621
  Furniture and equipment                       490,093        476,955
                                                573,320        560,576
  Less accumulated depreciation                 321,168        312,089
                                                252,152        248,487
  Unamortized leasehold improvements            101,450        100,323
    Total fixed assets                          353,602        348,810

Intangible Assets (less accumulated
  amortization: 1998-$238,356;
  1997-$225,830)                              1,110,182      1,024,142

Total assets                                 $5,510,908     $5,702,521

See accompanying notes to consolidated financial statements.









                                     3
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
               (Dollars in Thousands Except Per Share Data)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                        MARCH 31,     DECEMBER 31,
                                          1998           1997
Current Liabilities:
  Payable to banks                      $  217,069    $  157,555
  Accounts payable                       2,742,598     3,013,559
  Accrued expenses                         410,534       429,451
  Accrued income taxes                     137,956       151,076
    Total current liabilities            3,508,157     3,751,641
Noncurrent Liabilities:
  Long-term debt                           253,653       250,947
  Convertible subordinated notes           201,018       201,768
  Deferred compensation and reserve
    for termination liabilities            256,341       247,747
  Accrued postretirement benefits           47,404        47,404
  Other noncurrent liabilities              60,190        63,942
  Minority interests in consolidated
    subsidiaries                            31,967        31,917
    Total noncurrent liabilities           850,573       843,725
Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized:  225,000,000
    shares issued:
         1998 - 144,322,587
         1997 - 143,567,843                 14,432        14,357
  Additional paid-in capital               685,014       631,757
  Retained earnings                      1,046,925     1,036,306
  Adjustment for minimum pension
    liability                              (13,207)      (13,207)
  Net unrealized gain on
    equity securities                       16,566         12,405
  Cumulative translation adjustments      (161,600)      (154,093)
                                         1,588,130      1,527,525
  Less:
  Treasury stock, at cost:
    1998 - 12,471,120  shares
    1997 - 12,749,317  shares              377,630       363,736
  Unamortized expense of restricted
    stock grants                            58,322        56,634
    Total stockholders' equity           1,152,178     1,107,155
Total liabilities and stockholders'
  equity                                $5,510,908    $5,702,521

See accompanying notes to consolidated financial statements.
                                     4
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENT
                        THREE MONTHS ENDED MARCH 31

               (Dollars in Thousands Except Per Share Data)

                                               1998         1997*

Revenue                                    $   719,436      $   583,398
Other income                                    14,019       13,840
     Gross income                              733,455      597,238

Costs and expenses:
  Operating expenses                           670,728      548,013
  Interest                                      10,682       10,266
     Total costs and expenses                  681,410      558,279

Income before provision for income taxes        52,045       38,959

Provision for income taxes                      22,222       16,763

Income of consolidated companies                29,823           22,196

Income applicable to minority
  interests                                     (2,840)      (3,356)
Equity in net income of unconsolidated
  affiliates                                       651        3,195

Net income                                 $    27,634  $    22,035

Weighted average shares:
   Basic                                   127,721,325  118,405,479
   Diluted                                 132,773,265  122,340,229

Earnings per share:
   Basic EPS                               $       .22  $       .19
   Diluted EPS                             $       .21  $       .18

   Dividend per share                      $       .13  $       .11

* 1997 first quarter results restated for the three-for-two stock split effected July 1997.

See accompanying notes to consolidated financial statements.












                                     5
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     STATEMENT OF COMPREHENSIVE INCOME
                        THREE MONTHS ENDED MARCH 31

                          (Dollars in Thousands)



                                           1998         1997

Net Income                                 $ 27,634     $ 22,035

Other Comprehensive Income, net of tax:

Foreign Currency Translation Adjustments     (7,507)     (34,818)

Net Unrealized Gains on Securities            4,161            -

Other Comprehensive Income                   (3,346)     (34,818)

Comprehensive Income                       $ 24,288     $(12,783)






























                                     6
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31
                          (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                  1998      1997
Net income                                          $ 27,634     $ 22,035
Adjustments to reconcile net income to
   cash used in operating activities:
  Depreciation and amortization of fixed assets       20,207    17,406
  Amortization of intangible assets                   12,526     7,942
  Amortization of restricted stock awards              5,052     3,733
  Equity in net income of unconsolidated
   affiliates                                           (651)   (3,195)
  Income applicable to minority interests              2,840     3,356
  Translation losses                                     276       873
  Other                                               (5,384)      (6,256)
Changes in assets and liabilities, net of acquisitions:
 Receivables                                         78,864    24,942
  Expenditures billable to clients                   (18,686)     (17,231)
  Prepaid expenses and other assets                  (11,505)  (11,878)
  Accounts payable and accrued expenses             (273,042) (175,686)
  Accrued income taxes                               (11,787)  (21,975)
  Deferred income taxes                                2,907      (242)
  Deferred compensation and reserve for termination
    liabilities                                        7,564    (7,644)
Net cash used in operating activities               (163,185) (163,820)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                       (48,051)  (12,605)
  Proceeds from sale of investments                      607       101
  Capital expenditures                               (26,220)  (16,609)
  Net (purchases) of marketable securities            (4,935)   (1,467)
  Other investments and miscellaneous assets          (5,022)   (2,236)
  Unconsolidated affiliates                             (612)    2,000
Net cash used in investing activities                (84,233)  (30,816)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                   60,474   185,924
  Proceeds from long-term debt                         1,408     1,047
  Payments of debt                                      (140)     (245)
  Treasury stock acquired                            (32,917)  (34,061)
  Issuance of common stock                             9,832    11,048
  Cash dividends                                     (17,015)  (13,464)
Net cash provided by financing activities             21,642   150,249
Effect of exchange rates on cash and cash
  equivalents                                         (3,763)  (12,525)
Decrease in cash and cash equivalents               (229,539)     (56,912)
Cash and cash equivalents at beginning of year       715,206   468,526
Cash and cash equivalents at end of period          $485,667  $411,614


See accompanying notes to consolidated financial statements.





                                     7
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Consolidated Financial Statements

(a) In the opinion of management, the consolidated balance sheet as of March 31, 1998, the consolidated income statements for the three months ended March 31, 1998 and 1997, the statement of comprehensive income for the three months ended March 31, 1998 and 1997 and the consolidated statement of cash flows for the three months ended March 31, 1998 and 1997, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company's") December 31, 1997 annual report to stockholders.

(b) Statement of Financial Accounting Standards (SFAS) No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately
     $49.1 million and $33.0 million in the first three months of 1998 and 1997, respectively. Interest payments during the first three months of 1998 and 1997 were approximately $7.4 million and $4.4 million, respectively.

(c) In July 1997, a three-for-two stock split was effected by payment of a stock dividend. This split has been reflected in the accompanying consolidated financial statements.

(d)  Subsequent event
     In April 1998, the Company issued approximately 4.7 million shares of its common stock to acquire several advertising and communications companies.
















                                     8
                                                                 Exhibit 11

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE

               (Dollars in Thousands Except Per Share Data)


                                          Three Months Ended March 31
Basic                                           1998           1997 <F2>

Net income                                  $     27,634   $     22,035

Weighted average number of common shares
  outstanding                                127,721,325    118,405,479


Earnings per common and
  common equivalent share                   $        .22   $        .19

                                          Three Months Ended March 31
Diluted <F1>                                    1998          1997

Net income                                  $     27,634   $     22,035
Add:
Dividends paid net of related income tax
  applicable to restricted stock                     123             91
Net income, as adjusted                     $     27,757   $     22,126
Weighted average number of common shares
  outstanding                                127,721,325    118,405,479
Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options        5,051,940      3,934,750
        Total                                132,773,265    122,340,229
Earnings per common and common equivalent
  share                                     $        .21   $        .18

<F1> The computation of diluted EPS for 1998 excludes the assumed conversion of the 1.80% Convertible Subordinated Notes because they were anti-dilutive. Similarly, the computation of diluted EPS for 1997 excludes the assumed conversion of the 3 3/4% Convertible Subordinated Debentures as they were anti-dilutive.

<F2> Restated to reflect a three-for-two stock split effected July 1997.















                                     9
      THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


Working capital at March 31, 1998 was $228.0 million, a decrease of $46.0 million from December 31, 1997. The ratio of current assets to current liabilities was approximately 1.1 to 1 at March 31, 1998.

Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be in the future. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first three months of 1998, the Company acquired 649,915 shares of its own stock for approximately $32.9 million for the purpose of fulfilling the Company's obligations under its various compensation plans.

































                                    10
RESULTS OF OPERATIONS
Three Months Ended March 31, 1998 Compared to Three Months Ended
March 31, 1997

Total revenue for the three months ended March 31, 1998 increased $136.0 million, or 23.3%, to $719.4 million compared to the same period in 1997. Domestic revenue increased $101 million or 38.4% from 1997 levels. Foreign revenue increased $35.1 million or 10.9% during the first quarter of 1998 compared to 1997. Other income increased by $.2 million during the first quarter of 1998 compared to the same period in 1997.

Operating expenses increased $122.7 million or 22.4% during the three months ended March 31, 1998 compared to the same period in 1997. Interest expense increased 4.1% as compared to the same period in 1997.

Pretax income increased $13.1 million or 33.6% during the three months ended March 31, 1998 compared to the same period in 1997.

The increase in total revenue, operating expenses, and pretax income is primarily due to acquisitions and the effect of new business gains.

Net losses from exchange and translation of foreign currencies for the three months ended March 31, 1998 were approximately $.6 million versus $2.0 million for the same period in 1997.

The effective tax rate for the three months ended March 31, 1998 was 42.7%, as compared to 43.0% in 1997.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.






















                               11

                  PART II - OTHER INFORMATION


Item 2.   CHANGES IN SECURITIES

     (c)  RECENT SALES OF UNREGISTERED SECURITIES

               (1) On January 9, 1998, the Registrant acquired a small company, in consideration for which the Registrant issued a total of 19,990 shares of its common stock, par value $.10 per share ("Interpublic Stock") to the former shareholder of the acquired company. The shares of Interpublic Stock had a market value of $1,000,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), based on the accredited investor status or sophistication of the former shareholder of the acquired company.

               (2) On February 13, 1998, the Registrant acquired a company in consideration for which it issued a total of 113,331 shares of Interpublic Stock, to the acquired company's former shareholders. The shares of Interpublic Stock had a market value of $6,500,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act, based on the accredited investor status or sophistication of the acquired company's former stockholders.

               (3) On February 24, 1998, the Registrant acquired a company in consideration for which it issued a total of 43,716 shares of Interpublic Stock to the acquired company's former shareholders.
          The shares of Interpublic Stock had a market value of $2,200,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act based on the accredited investor status or sophistication of the acquired company's former stockholders.

               (4) On March 23, 1998, the Registrant acquired a company in consideration for which it issued a total of 136,148 shares of Interpublic Stock to the acquired company's former shareholders. The shares of Interpublic Stock had a market value of $7,500,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration, in reliance on Rule 506 of Regulation D under the Securities Act, based on the accredited investor status or sophistication of the company's former stockholders.


                               12
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

                                                   Exhibit
                           10(a)                 Executive
                           Severance Agreement dated January 1,
                           1998, between The Interpublic Group
                           of Companies, Inc. ("Interpublic")
                           and Eugene P. Beard.

                                                        Exhibit
                           10(b)                 Executive
                           Severance Agreement dated January 1,
                           1998, by and between Interpublic and
                           John J. Dooner, Jr.

                                                        Exhibit
                           10(c)                   Executive
                           Severance Agreement dated January 1,
                           1998, by and between Interpublic and
                           Philip H. Geier, Jr.

                                                        Exhibit
                           10(d)                   Supplemental
                           Agreement made as of March 1, 1998,
                           by and between Interpublic and Philip
                           H. Geier, Jr.

                                                        Exhibit
                           10(e)                   Supplemental
                           Agreement dated as of March 1, 1998,
                           by and between Interpublic and Frank
                           B. Lowe.

          Exhibit 11          Computation of Earnings Per Share.

         Exhibit 27        Financial Data Schedule.



(b)  REPORTS ON FORM 8-K

               The following report on Form 8-K was filed without financial statements during the quarter ended
               March 31, 1998:

               Item 9 - Sale of Equity Securities Pursuant to
               Regulation S, dated January 6, 1998.















                               13
                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)







Date:  May 15, 1998    BY /S/  EUGENE P. BEARD
Eugene P. Beard
                               Vice Chairman -
                               Finance and Operations







Date:  May 15, 1998    BY /S/  JOSEPH M. STUDLEY
                               Joseph M. Studley
                               Chief Accounting Officer






























                               14
                      INDEX TO EXHIBITS


Exhibit No.         Description


Exhibit 10(a)       Executive Severance Agreement dated January
                    1, 1998, between The Interpublic Group of
                    Companies, Inc. ("Interpublic") and Eugene P.
                    Beard.

Exhibit 10(b)       Executive Severance Agreement dated January
                    1, 1998, by and between Interpublic and John
                    J. Dooner, Jr.

Exhibit 10(c)       Executive Severance Agreement dated January
                    1, 1998, by and between Interpublic and
                    Philip H. Geier, Jr.

Exhibit 10(d)       Supplemental Agreement made as of March 1,
                    1998, by and between Interpublic and Philip
                    H. Geier, Jr.

Exhibit 10(e)       Supplemental Agreement dated as of March 1,
                    1998, by and between Interpublic and Frank B.
                    Lowe.

Exhibit 11          Computation of Earnings Per Share.

Exhibit 27          Financial Data Schedule.

































                               15