Form 10-Q
period 1998-06-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 1998-08-13
CIK 51644

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending June 30, 1998

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to________________


Commission file number                1-6686

                  THE INTERPUBLIC GROUP OF COMPANIES, INC.
      (Exact name of registrant as specified in its charter)


                  Delaware                            13-1024020
          (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)        Identification No.)



           1271 Avenue of the Americas, New York, New York    10020
         (Address of principal executive offices)        (Zip Code)


                             (212) 399-8000                       -
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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at July 31,1998: 136,184,187 shares.
          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS
          SUBSIDIARIES

                                 I N D E X



       PART I.   FINANCIAL INFORMATION                          Page

       Item 1.   Financial Statements

                 Consolidated Balance Sheet
                  June 30, 1998 (unaudited) and
                  December 31, 1997                             3-4

                 Consolidated Statement of Income
                  Three months ended June 30, 1998
                  and 1997 (unaudited)                          5

                 Consolidated Statement of Income
                  Six months ended June 30, 1998
                  and 1997 (unaudited)                          6

                 Consolidated Statement of Comprehensive Income
                  Six months ended June 30, 1998
                  and 1997 (unaudited)                          7

                 Consolidated Statement of Cash Flows
                  Six months ended June 30, 1998
                  and 1997 (unaudited)                          8


                 Notes to Consolidated Financial Statements
                   (unaudited)                                  9 - 10


                 Computation of Earnings Per Share              11 - 12


       Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations 13 - 14


       PART II.  OTHER INFORMATION

       Item 2.   Changes in Securities

       Item 4.   Submission of Matters to a Vote of Security
                  Holders

       Item 6.   Exhibits and Reports on Form 8-K


       SIGNATURES

       INDEX TO EXHIBITS
                                     2
PART I - FINANCIAL INFORMATIONTHE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIESCONSOLIDATED BALANCE SHEET(Dollars in Thousands)ASSETS
                                (unaudited)
                                               JUNE 30,     DECEMBER 31,
1998           1997 <F1>

Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1998-$93,294;
    1997-$256,934)                           $  636,993     $  735,440
  Marketable securities, at cost which
    approximates market                          55,575         31,944
  Receivables (less allowance for doubtful
    accounts: 1998-$44,127; 1997-$39,896)     3,336,230      3,050,917
  Expenditures billable to clients              290,474        240,000
  Prepaid expenses and other current assets     131,607        105,504
    Total current assets                      4,450,879      4,163,805

Other Assets:
  Investment in unconsolidated affiliates        50,846         46,665
  Deferred taxes on income                       61,175         59,424
  Other investments and miscellaneous assets    245,511        219,839
    Total other assets                          357,532        325,928

Fixed Assets, at cost:
  Land and buildings                             85,048         83,621
  Furniture and equipment                       547,266        503,823
                                                632,314        587,444
  Less accumulated depreciation                 356,591        330,593
                                                275,723        256,851
  Unamortized leasehold improvements            109,218        103,494
    Total fixed assets                          384,941        360,345

Intangible Assets (less accumulated
  amortization: 1998-$253,372;
  1997-$227,401)                              1,152,652      1,027,527

Total assets                                 $6,346,004     $5,877,605












                                     3
 THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIESCONSOLIDATED BALANCE SHEET(Dollars in Thousands Except Per Share Data)LIABILITIES AND
                           STOCKHOLDERS' EQUITY
                                       (unaudited)
JUNE 30,      DECEMBER 31,
                                           1998          1997  <F1>
Current Liabilities:
  Payable to banks                      $  248,027    $  162,807
  Accounts payable                       3,392,032     3,156,049
  Accrued expenses                         431,404       448,054
  Accrued income taxes                     171,928       151,138
    Total current liabilities            4,243,391     3,918,048

Noncurrent Liabilities:
  Long-term debt                           261,703       253,910
  Convertible subordinated debentures      202,558       201,768
  Deferred compensation and reserve
    for termination allowances             280,146       263,463
  Accrued postretirement benefits           47,837        47,404
  Other noncurrent liabilities              63,577        70,791
  Minority interests in consolidated
    subsidiaries                            47,616        31,917
    Total noncurrent liabilities           903,437       869,253

Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized: 225,000,000
    shares issued:
         1998 - 144,826,379
         1997 - 143,567,843                 14,483        14,357
  Additional paid-in capital               639,214       552,282
  Retained earnings                      1,111,283       995,702
  Adjustment for minimum pension
    liability                              (13,207)      (13,207)
  Net unrealized gain on equity
    securities                              13,360         12,405
Cumulative translation adjustment         (167,391)     (154,093)
1,597,742                                1,407,446
  Less:  Treasury stock, at cost:    1998 - 8,792,625 shares
    1997 - 8,063,983 shares                337,556       253,088
  Unearned ESOP compensation                   -           7,420
Unamortized expense of restricted    stock grants         61,010
56,634    Total stockholders' equity     1,199,176     1,090,304 Total
liabilities and stockholders'
  equity                                $6,346,004    $5,877,605
The accompanying notes are an integral part of these consolidated financial statements.
<F1> Restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests.  See Note (c).
                                  4
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME (unaudited)
                        THREE MONTHS ENDED JUNE 30
               (Dollars in Thousands Except Per Share Data)

                                              1998          1997 <F1>

Revenue                                    $  943,211   $   801,332
Other income                                   29,152        24,026
     Gross income                             972,363       825,358

Costs and expenses:
  Operating expenses                          751,522       649,291
  Interest                                     12,672        11,306
     Total costs and expenses                 764,194       660,597

Income before provision for income taxes      208,169       164,761

Provision for income taxes                     86,871        66,428

Income of consolidated companies              121,298        98,333
Income applicable to minority interests        (6,360)       (6,525)
Equity in net income of unconsolidated
  affiliates                                    1,415         1,412

Net income                                 $  116,353   $    93,220

Weighted average shares:
  Basic                                    132,925,736  127,161,514
  Diluted                                  141,684,852  136,044,790

Earnings Per Share:
  Basic                                    $       .88  $       .73
  Diluted                                  $       .84  $       .70

Dividend per share - Interpublic           $       .15  $       .13


The accompanying notes are an integral part of these consolidated financial statements.

<F1> Restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests.  See Note (c).














                                     5
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME (unaudited)
                         SIX MONTHS ENDED JUNE 30

               (Dollars in Thousands Except Per Share Data)

                                             1998         1997 <F1>

Revenue                                    $ 1,704,358  $ 1,466,395
Other income                                    43,305       38,260
     Gross income                            1,747,663    1,504,655

Costs and expenses:
  Operating expenses                         1,452,088    1,264,165
  Interest                                      23,609       22,004
     Total costs and expenses                1,475,697    1,286,169

Income before provision for income taxes       271,966      218,486

Provision for income taxes                     112,639       88,018

Income of consolidated companies               159,327      130,468

Income applicable to minority interests         (9,200)     (10,781)

Equity in net income of unconsolidated
  affiliates                                     2,066        2,964

Net income                                 $   152,193  $   122,651

Weighted average shares:
  Basic                                    132,659,926  126,948,010
  Diluted                                  137,892,204  135,615,360

Earnings Per Share:
  Basic                                    $      1.15  $       .97
  Diluted                                  $      1.11  $       .93

Dividend per share - Interpublic           $       .28  $       .24


The accompanying notes are an integral part of these consolidated financial statements.

<F1> Restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests.  See Note (c).










                                     6
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)
                         SIX MONTHS ENDED JUNE 30

                          (Dollars in Thousands)



                                           1998         1997 <F1>

Net Income                                 $ 152,193    $ 122,651

Other Comprehensive Income, net of tax:

Foreign Currency Translation Adjustments     (13,298)    (41,521)

Net Unrealized Gains on Securities               955           -

Other Comprehensive Income                   (12,343)     (41,521)

Comprehensive Income                       $ 139,850     $ 81,130



The accompanying notes are an integral part of these consolidated financial statements.

<F1> Restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. See Note (c).




























                                     7
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                         SIX MONTHS ENDED JUNE 30
                          (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                1998      1997  <F1>
Net income                                         $ 152,193 $ 122,651
Adjustments to reconcile net income to cash
    provided by/(used in) operating activities:
  Depreciation and amortization of fixed assets       43,693    38,356
  Amortization of intangible assets                   25,971    16,005
  Amortization of restricted stock awards              9,582     7,537
  Equity in net income of unconsolidated
   affiliates                                         (2,066)   (2,964)
  Income applicable to minority interests              9,200    10,781
  Translation losses                                     340       483
  Net gain from sale of investments                   (6,255)        -
  Other                                               (7,474)   (4,597)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                       (228,977) (177,993)
  Expenditures billable to clients                   (47,346)  (74,997)
  Prepaid expenses and other assets                  (24,209)  (15,072)
  Accounts payable and other liabilities             140,081    28,059
  Accrued income taxes                                18,969    (3,797)
  Deferred income taxes                               (1,040)      160
  Deferred compensation and reserve for termination
    allowances                                         5,818    (6,431)
Net cash provided by/(used in) operating
    activities                                        88,480   (61,819)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                       (58,583)  (45,901)
  Capital expenditures                               (58,758)  (44,993)
  Proceeds from sale of assets                        15,877       200
  Net purchases of marketable securities             (21,939)  (19,269)
  Other investments and miscellaneous assets          (8,230)   (5,860)
  Investments in unconsolidated affiliates            (7,073)   (4,473)
Net cash used in investing activities               (138,706) (120,296)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                   79,042   184,004
  Proceeds from long-term debt                         7,078     3,290
  Payments of long-term debt                          (3,399)   (4,474)
  Treasury stock acquired                           (106,146)  (59,220)
  Issuance of common stock                            19,805    22,092
  Cash dividends - Interpublic                       (36,612)  (29,015)
  Cash dividends - pooled                                  -    (3,139)
Net cash (used in)/provided by financing
   activities                                        (40,232)  113,538
Effect of exchange rates on cash and cash
  equivalents                                         (7,989)  (18,619)
Decrease in cash and cash equivalents                (98,447)  (87,196)
Cash and cash equivalents at beginning of year       735,440   507,394
Cash and cash equivalents at end of period         $ 636,993 $ 420,198
The accompanying notes are an integral part of these consolidated financial statements.
<F1> Restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. See Note (c).
                                     8
   THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIESNOTES TO
               CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Consolidated Financial Statements

(a) In the opinion of management, the consolidated balance sheet as of June 30, 1998, the consolidated statements of income for the three months and six months ended June 30, 1998 and 1997, the statement of comprehensive income for the six months ended June 30,1998 and 1997, and the consolidated statement of cash flows for the six months ended June 30, 1998 and 1997, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company") December 31, 1997 annual report to stockholders and with the supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated July 1, 1998.

(b) Statement of Financial Accounting Standards (SFAS) No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $103.6 million and $60.7 million in the first six months of 1998 and 1997, respectively. Interest payments during the first six months of 1998 were approximately $17.2 million. Interest payments during the comparable period of 1997 were approximately $14.8 million.

(c) In April 1998, the Company issued 4,685,334 shares of its common stock for three acquisitions, which were accounted for as poolings of interests. These included Hill, Holliday, Connors, Cosmopulos Inc. - 2,062,434 shares, The Jack Morton Company - 2,135,996 shares and Carmichael Lynch Inc. - 486,904 shares. The Company's 1997 consolidated financial statements, including the related notes, have been restated to include the results of operations, financial position and cash flows of the April 1998 pooled entities in addition to all prior pooled entities.

(d)  In June 1998, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or its financial position.
                                     9
 (e) The Company is engaged in a global effort to assess the required modification or replacement of its internal software to become Year
     2000 compliant. Additionally, the Company is working with its major software providers to ensure that they are Year 2000 compliant.
     Management believes that the required software changes will be completed without causing operational issues. The costs of addressing the Year 2000 issues are not expected to have a material adverse impact on the Company's financial condition or results of operations.
     If the Company's Year 2000 remediation efforts are not successful, it will implement contingency plans to ensure that operations are not disrupted.

(f)  Subsequent event
     In July 1998, the Company announced its intention to acquire a public relations firm in an acquisition expected to become effective in early October 1998.










































                                    10
                                                          Exhibit 11THE
  INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIESCOMPUTATION OF
 EARNINGS PER SHARE          (Dollars in Thousands Except Per Share Data)


                                          Three Months Ended June 30
Basic                                           1998           1997 <F1>

Net income                                  $   116,353    $    93,220

Weighted average number of common shares
  outstanding                               132,925,736    127,161,514

Earnings per common share                   $       .88    $       .73


                                           Three Months Ended June 30
Diluted                                         1998          1997 <F1>

Net income                                  $   116,353    $    93,220

Add:
After tax interest savings on assumed
  conversion of subordinated debentures
  and notes                                       2,132          1,643

Dividends paid net of related income tax
  applicable to restricted stock                    153            113
Net income, as adjusted                     $   118,638    $    94,976

Weighted average number of common shares
  outstanding                               132,925,736    127,161,514

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       5,410,145      4,420,273

Assumed conversion of subordinated
  debentures and notes                        3,348,971      4,463,003
        Total                               141,684,852    136,044,790

Earnings per common and common equivalent
  share                                     $       .84    $       .70

<F1> Restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. See Note (c).






                                    11
                                                              Exhibit 11
      THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
               (Dollars in Thousands Except Per Share Data)

                                           Six Months Ended June 30
Basic                                           1998           1997 <F1>

Net income                                  $   152,193    $   122,651

Weighted average number of common shares
  outstanding                               132,659,926    126,948,010


Earnings per common share                   $      1.15    $       .97


                                             Six Months Ended June 30
Diluted                                         1998          1997 <F1>

Net income                                  $   152,193    $   122,651

Add:
After tax interest savings on assumed
  conversion of subordinated debentures
  and notes                                           -          3,245

Dividends paid net of related income tax
  applicable to restricted stock                    276            206

Net income, as adjusted                     $   152,469    $   126,102

Weighted average number of common shares
  outstanding                               132,659,926    126,948,010

Weighted average number of incremental shares
  in connection with restricted stock
  and assumed exercise of stock options       5,226,958      4,202,597

Assumed conversion of subordinated
debentures and notes                              5,320      4,464,753

        Total                               137,892,204    135,615,360

Earnings per common and common equivalent
  share                                     $      1.11    $       .93


Note: The computation of diluted EPS for 1998 excludes the assumed conversion of the 1.8% Convertible Subordinated Notes because they were anti-dilutive.

<F1> Restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. See Note (c).


                                    12
       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



Working capital at June 30, 1998 was $207.5 million, a decrease of $38.3 million from December 31, 1997. The ratio of current assets to current liabilities remained relatively unchanged from December 31, 1997 at approximately 1.1 to 1.


Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be in the future. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first six months of 1998, the Company acquired 1,868,686 shares of its own stock for approximately $106.1 million for the purposes of fulfilling the Company's obligations under its various compensation plans.































13RESULTS OF OPERATIONSThree Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997 Total revenue for the three months ended June 30, 1998 increased $141.9 million, or 17.7%, to $943.2 million compared to the same period in 1997. Domestic revenue increased $83.1 million or 21.7% from 1997 levels. Foreign revenue increased $58.8 million or 14.0% during the second quarter of 1998 compared to 1997. Other income increased by $5.1 million during the second quarter of 1998 compared to the same period in 1997.

Operating expenses increased $102.2 million or 15.7% during the three months ended June 30, 1998 compared to the same period in 1997. Interest expense increased 12.1% as compared to the same period in 1997.

Pretax income increased $43.4 million or 26.3% during the three months ended June 30, 1998 compared to the same period in 1997.

The increase in total revenue, operating expenses, and pretax income is primarily due to the effect of new business gains.

Net losses from exchange and translation of foreign currencies for the three months ended June 30, 1998 were approximately $4.1 million versus $3.2 million for the same period in 1997.

The effective tax rate for the three months ended June 30, 1998 was 41.7%, as compared to 40.3% in 1997.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Total revenue for the six months ended June 30, 1998 increased $238.0 million, or 16.2%, to $1,704.4 million compared to the same period in 1997. Domestic revenue increased $150.5 million or 20.9% from 1997 levels. Foreign revenue increased $87.5 million or 11.7% during the first six months of 1998 compared to 1997. Other income increased $5.0 million in the first six months of 1998 compared to the same period in 1997.

Operating expenses increased $187.9 million or 14.9% during the six months ended June 30, 1998 compared to the same period in 1997. Interest expense increased 7.3% during the six months ended June 30, 1998 as compared to the same six month period in 1997.

Pretax income increased $53.5 million or 24.5% during the six months ended June 30, 1998 compared to the same period in 1997.

The increase in total revenue, operating expenses, and pretax income is primarily due to the effect of new business gains.

Net losses from exchange and translation of foreign currencies for the six months ended June 30, 1998 were approximately $5.4 million versus $2.7 million for the same period in 1997.

The effective tax rate for the six months ended June 30, 1998 was 41.4%, as compared to 40.3% in 1997.
                                    14
                  PART II - OTHER INFORMATION


Item 2.   CHANGES IN SECURITIES


               (1) On April 2, 1998, the Registrant issued 2,062,434 shares of its common stock par value $.10 per share ("Interpublic Stock") as consideration for its acquisition of the securities of a company valued at $115,000,000 at the date of execution of the purchase agreement. The shares of Interpublic Stock were issued to the former holders of securities of the acquired company.

          The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation
          D under the Securities Act of 1933, as amended (the
          "Securities Act"), based on the accredited investor status or sophistication of the former shareholder of the acquired company.

               (2) On April 9, 1998, the Registrant acquired a company in consideration for which it paid $4.5 million in cash and issued a total of 23,833 shares of Interpublic Stock, to the acquired company's former shareholder. The shares of Interpublic Stock had a market value of $1,500,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act, based on the accredited investor status or sophistication of the acquired company's former stockholders.

               (3) On April 16, 1998, the Registrant acquired a company in consideration for which it issued a total of 486,904 shares of Interpublic Stock, to the acquired company's former shareholders. The shares of Interpublic Stock had a market value of $30,528,884 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act, based on the accredited investor status or sophistication of the acquired company's former stockholders.

               (4) On April 30, 1998, the Registrant acquired a company in consideration for which it issued a total of 2,135,996 shares of Interpublic Stock to the acquired company's former shareholders. The shares of Interpublic Stock had a market value of $136,437,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act based on the accredited investor status or sophistication of the acquired company's former stockholders.

                                    15
               (5) On May 11, 1998, the Registrant issued 2,768 shares of Common Stock to the former shareholder of a company which was purchased in 1996. This represented a portion of a deferred payment due under the 1996 acquisition agreement. The market value on the date of issuance was $168,848.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act based on the accredited investor status or sophistication of the acquired company's former stockholders.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) This item is answered in respect of the Annual Meeting of Stockholders held on May 18, 1998.

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

     (c) At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

          -- Proposal to approve Management's nominees for director as follows:


                                                         BROKER
          NOMINEE                  FOR        WITHHELD  NONVOTES

          Eugene P. Beard       109,731,107   325,236       0
          Frank J. Borelli      109,738,234   318,109       0
          Reginald K. Brack     109,726,015   330,328       0
          Jill M. Considine     109,737,283   319,060       0
          John J. Dooner, Jr.   109,730,036   326,307       0
          Philip H. Geier, Jr.  109,732,315   324,028       0
          Frank B. Lowe         109,218,856   837,487       0
          Leif H. Olsen         109,672,141   384,202       0
          Martin F. Puris       109,701,169   355,174       0
          Allen Questrom        109,737,072   319,271       0
          J. Phillip Samper     100,701,615   9,354,728     0


                                -- Proposal to approve confirmation of
               independent accountants.


BROKER
          FOR             AGAINST         ABSTAIN      NONVOTES

          109,523,195     259,627         273,521           0






                                    16
          -- Stockholder proposed resolution regarding implementation of the Mac Bride Principles with respect to the Company's subsidiary in Northern Ireland.

                                                        BROKER
          FOR             AGAINST         ABSTAIN      NONVOTES

          8,268,681       83,155,711      6,673,335    11,958,616



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS



EXHIBIT NO.         DESCRIPTION


Exhibit 11          Computation of Earnings Per Share.

Exhibit 27          Financial Data Schedule.


(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed without financial statements during the quarter ended June 30, 1998:

     (1) Item 9 - Sale of Equity Securities Pursuant to Regulation S, dated February 6, 1998.

     (2) Item 9 - Sale of Equity Securities Pursuant to Regulation S, dated March 20, 1998.

     (3) Item 9 - Sale of Equity Securities Pursuant to Regulation S, dated April 17, 1998.

     (4) Item 9 - Sale of Equity Securities Pursuant to Regulation S, dated April 17, 1998.

     (5) Item 9 - Sale of Equity Securities Pursuant to Regulation S, dated April 24, 1998.

     (6) Item 9 - Sale of Equity Securities Pursuant to Regulation S, dated May 11, 1998.

     (7) Item 9 - Sale of Equity Securities Pursuant to Regulation S, dated May 21, 1998.

     (8) Item 9 - Sale of Equity Securities Pursuant to Regulation S, dated May 25, 1998.

     (9) Item 9 - Sale of Equity Securities Pursuant to Regulation S, dated May 29, 1998.



                                    17
                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)








Date:  August 13, 1998         EUGENE P. BEARD
Eugene P. Beard
                               Vice Chairman
                               Finance and Operations







Date:  August 13, 1998         JOSEPH M. STUDLEY
                               Joseph M. Studley
                               Chief Accounting Officer



























                                    18
                             INDEX TO EXHIBITS


EXHIBIT NO.            DESCRIPTION


Exhibit 11             Computation of Earnings Per Share.

Exhibit 27             Financial Data Schedule

















































                                    19