Form 10-Q
period 1998-09-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 1998-11-13
CIK 51644

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending September 30, 1998

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at October 31,1998: 138,984,743 shares.

   THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                                 I N D E X

       PART I.   FINANCIAL INFORMATION                          Page

       Item 1.   Financial Statements

                 Consolidated Balance Sheet
                  September 30, 1998 (unaudited) and
                  December 31, 1997                             3-4

                 Consolidated Statement of Income
                  Three months ended September 30, 1998
                  and 1997 (unaudited)                          5

                 Consolidated Statement of Income
                  Nine months ended September 30, 1998
                  and 1997 (unaudited)                          6

                 Consolidated Statement of Comprehensive Income
                  Nine months ended September 30, 1998
                  and 1997 (unaudited)                          7

                 Consolidated Statement of Cash Flows
                  Nine months ended September 30, 1998
                  and 1997 (unaudited)                          8

                 Notes to Consolidated Financial Statements
                   (unaudited)                                  9 - 10

       Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations 11 - 14

       PART II.  OTHER INFORMATION

       Item 2.   Changes in Securities

       Item 5.   Other Information

       Item 6.   Exhibits and Reports on Form 8-K

       SIGNATURES

       INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATIONTHE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIESCONSOLIDATED BALANCE SHEET(Dollars in Thousands)ASSETS
                                (unaudited)
                                             SEPTEMBER 30,     DECEMBER 31,
1998              1997 <F1>

Current Assets:
  Cash and cash equivalents (includes
    certificates of deposit:  1998-$104,194;
    1997-$256,934)                           $  621,698     $  735,440
  Marketable securities, at cost which
    approximates market                          46,440         31,944
  Receivables (less allowance for doubtful
    accounts: 1998-$52,161; 1997-$39,896)     3,152,671      3,050,917
  Expenditures billable to clients              314,666        240,000
  Prepaid expenses and other current assets     156,530        105,504
    Total current assets                      4,292,005      4,163,805

Other Assets:
  Investment in unconsolidated affiliates        51,183         46,665
  Deferred taxes on income                       65,242         59,424
  Other investments and miscellaneous assets    229,513        219,839
    Total other assets                          345,938        325,928

Fixed Assets, at cost:
  Land and buildings                             88,202         83,621
  Furniture and equipment                       573,648        503,823
                                                661,850        587,444
  Less accumulated depreciation                 378,570        330,593
                                                283,280        256,851
  Unamortized leasehold improvements            111,123        103,494
    Total fixed assets                          394,403        360,345

Intangible Assets (less accumulated
  amortization: 1998-$268,878;
  1997-$227,401)                              1,172,387      1,027,527

Total assets                                 $6,204,733     $5,877,605

 THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIESCONSOLIDATED BALANCE SHEET(Dollars in Thousands Except Per Share Data)LIABILITIES AND
                           STOCKHOLDERS' EQUITY
                                       (unaudited)
SEPTEMBER 30,      DECEMBER 31,
                                           1998            1997 <F1>
Current Liabilities:
  Payable to banks                      $  227,104    $  162,807
  Accounts payable                       3,193,273     3,156,049
  Accrued expenses                         465,432       448,054
  Accrued income taxes                     176,968       151,138
    Total current liabilities            4,062,777     3,918,048

Noncurrent Liabilities:
  Long-term debt                           262,211       253,910
  Convertible subordinated debentures      201,847       201,768
  Deferred compensation and reserve
    for termination allowances             280,811       263,463
  Accrued postretirement benefits           48,049        47,404
  Other noncurrent liabilities              64,266        70,791
  Minority interests in consolidated
    subsidiaries                            52,274        31,917
    Total noncurrent liabilities           909,458       869,253

Stockholders' Equity:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued:none
  Common Stock, $.10 par value
    shares authorized: 225,000,000
    shares issued:
         1998 - 145,365,365
         1997 - 143,567,843                 14,537        14,357
  Additional paid-in capital               665,282       552,282
  Retained earnings                      1,134,785       995,702
  Adjustment for minimum pension
    liability                              (13,207)      (13,207)
  Net unrealized gain on equity
    securities                              10,017         12,405
Cumulative translation adjustment         (136,483)     (154,093)
1,674,931                                1,407,446
  Less:  Treasury stock, at cost:    1998 - 9,055,137 shares
    1997 - 8,063,983 shares                371,169       253,088
  Unearned ESOP compensation                   -           7,420
Unamortized expense of restricted    stock grants         71,264
56,634    Total stockholders' equity     1,232,498     1,090,304 Total
liabilities and stockholders'
  equity                                $6,204,733    $5,877,605
The accompanying notes are an integral part of these consolidated financial statements.
<F1> Restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests.  See Note (c).

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME (unaudited)
                      THREE MONTHS ENDED SEPTEMBER 30
               (Dollars in Thousands Except Per Share Data)

                                              1998          1997 <F1>

Revenue                                    $  837,371   $   710,872
Other income                                   24,077        22,086
     Gross income                             861,448       732,958

Costs and expenses:
  Operating expenses                          759,869       660,465
  Interest                                     14,210        14,343
     Total costs and expenses                 774,079       674,808

Income before provision for income taxes       87,369        58,150

Provision for income taxes                     38,207        26,124

Income of consolidated companies               49,162        32,026
Income applicable to minority interests        (5,488)       (3,403)
Equity in net income of unconsolidated
  affiliates                                    1,488         2,460

Net income                                 $   45,162   $    31,083

Weighted average shares:
  Basic                                    132,792,504  127,078,261
  Diluted                                  137,567,041  132,181,681

Earnings Per Share:
  Basic                                    $       .34  $       .24
  Diluted                                  $       .33  $       .24

Dividend per share - Interpublic           $       .15  $       .13


The accompanying notes are an integral part of these consolidated financial statements.

<F1> Restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests.  See Note (c).

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME (unaudited)
                      NINE MONTHS ENDED SEPTEMBER 30

               (Dollars in Thousands Except Per Share Data)

                                             1998         1997 <F1>

Revenue                                    $ 2,541,729  $ 2,177,268
Other income                                    67,382       60,345
     Gross income                            2,609,111    2,237,613

Costs and expenses:
  Operating expenses                         2,211,957    1,924,630
  Interest                                      37,819       36,347
     Total costs and expenses                2,249,776    1,960,977

Income before provision for income taxes       359,335      276,636

Provision for income taxes                     150,846      114,142

Income of consolidated companies               208,489      162,494

Income applicable to minority interests        (14,688)     (14,185)

Equity in net income of unconsolidated
  affiliates                                     3,554        5,425

Net income                                 $   197,355  $   153,734

Weighted average shares:
  Basic                                    132,704,118  126,991,427
  Diluted                                  137,783,816  136,285,448

Earnings Per Share:
  Basic                                    $      1.49  $      1.21
  Diluted                                  $      1.44  $      1.17

Dividend per share - Interpublic           $       .43          .37


The accompanying notes are an integral part of these consolidated financial statements.

<F1> Restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests.  See Note (c).

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)
                      NINE MONTHS ENDED SEPTEMBER 30

                          (Dollars in Thousands)



                                           1998         1997 <F1>

Net Income                                 $ 197,355    $ 153,734

Other Comprehensive Income, net of tax:

Foreign Currency Translation Adjustments      17,610      (54,509)

Net Unrealized Gains on Securities            (2,388)          -

Other Comprehensive Income                    15,222      (54,509)

Comprehensive Income                       $ 212,577     $ 99,225



The accompanying notes are an integral part of these consolidated financial statements.

<F1> Restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. See Note (c).

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                      NINE MONTHS ENDED SEPTEMBER 30
                          (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                1998      1997  <F1>
Net income                                         $ 197,355 $ 153,734
Adjustments to reconcile net income to cash
    provided by/(used in) operating activities:
  Depreciation and amortization of fixed assets       64,248    54,726
  Amortization of intangible assets                   41,477    26,674
  Amortization of restricted stock awards             14,634    11,883
  Equity in net income of unconsolidated
   affiliates                                         (3,554)   (5,425)
  Income applicable to minority interests             14,688    14,185
  Translation losses                                     854       743
  Net gain from sale of investments                   (7,579)        -
  Other                                               (2,764)   (7,790)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                          4,289    47,105
  Expenditures billable to clients                   (70,490)  (90,751)
  Prepaid expenses and other assets                  (29,472)   (4,737)
  Accounts payable and other liabilities             (66,665) (143,338)
  Accrued income taxes                                 3,817   (24,443)
  Deferred income taxes                               (3,436)    2,328
  Deferred compensation and reserve for termination
    allowances                                         2,249       930
Net cash provided by operating activities            159,651    35,824
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                       (83,857)  (79,494)
  Capital expenditures                               (83,281)  (72,389)
  Proceeds from sale of assets                        22,518       590
  Net purchases of marketable securities              (9,331)  (14,933)
  Other investments and miscellaneous assets          (4,146)   (4,169)
  Investments in unconsolidated affiliates            (7,923)   (5,742)
Net cash used in investing activities               (166,020) (176,137)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                   75,002    11,725
  Proceeds from long-term debt                         6,535   253,212
  Payments of long-term debt                         (22,101)  (25,642)
  Treasury stock acquired                           (148,639) (106,163)
  Payments from Unearned ESOP                          7,420         -
  Issuance of common stock                            26,795    31,589
  Cash dividends - Interpublic                       (56,557)  (44,932)
  Cash dividends - pooled                                  -    (7,158)
Net cash (used in)/provided by financing
   activities                                       (111,545)  112,631
Effect of exchange rates on cash and cash
  equivalents                                          4,172   (25,261)
Decrease in cash and cash equivalents               (113,742)  (52,943)
Cash and cash equivalents at beginning of year       735,440   507,394
Cash and cash equivalents at end of period         $ 621,698 $ 454,451
The accompanying notes are an integral part of these consolidated financial statements.
<F1> Restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. See Note (c).

   THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIESNOTES TO
               CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Consolidated Financial Statements

(a) In the opinion of management, the consolidated balance sheet as of September 30, 1998, the consolidated statements of income for the three months and nine months ended September 30, 1998 and 1997, the statement of comprehensive income for the nine months ended September 30,1998 and 1997, and the consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented.

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

(b) Statement of Financial Accounting Standards (SFAS) No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $140.1 million and $91.1 million in the first nine months of 1998 and 1997, respectively. Interest payments during the first nine months of 1998 were approximately $27.0 million. Interest payments during the comparable period of 1997 were approximately $22.1 million.

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

(e)  Subsequent event
     Effective October 1998, the Company acquired International Public Relations, plc.

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


Working capital at September 30, 1998 was $229.2 million, a decrease of $16.5 million from December 31, 1997. The ratio of current assets to current liabilities remained relatively unchanged from December 31, 1997 at approximately 1.1 to 1.


Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be in the future. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first nine months of 1998, the Company acquired 2,659,065 shares of its own stock for approximately $148.6 million for the purposes of fulfilling the Company's obligations under its various compensation plans.

RESULTS OF OPERATIONSThree Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997Total revenue for the three months ended September 30, 1998 increased $126.5 million, or 17.8%, to $837.4 million compared to the same period in 1997. Domestic revenue increased $65.1 million or 18.0% from 1997 levels. Foreign revenue increased $61.4 million or 17.6% during the third quarter of 1998 compared to 1997. The impact of foreign currency was negligible for the three months ended September 30, 1998. Other income increased by $2.0 million during the third quarter of 1998 compared to the same period in 1997.

Operating expenses increased $99.4 million or 15.1% during the three months ended September 30, 1998 compared to the same period in 1997. Interest expense decreased 0.9% as compared to the same period in 1997. Included in operating expenses were net losses from exchange and translation of foreign currencies of $.4 million and $3.1 million in 1998 and 1997, respectively.

Pretax income increased $29.2 million or 50.2% during the three months ended September 30, 1998 compared to the same period in 1997.

The increase in total revenue, operating expenses, and pretax income is primarily due to the effect of new business gains and acquisitions.

The effective tax rate for the three months ended September 30, 1998 was 43.7%, as compared to 44.9% in 1997.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997
Total revenue for the nine months ended September 30, 1998 increased $364.5 million, or 16.7%, to $2,541.7 million compared to the same period in 1997. Domestic revenue increased $215.7 million or 19.9% from 1997 levels. Foreign revenue increased $148.8 million or 13.6% during the first nine months of 1998 compared to 1997. Worldwide revenue would have increased an additional 3.1% in 1998 except for the strengthening of the U.S. dollar against major currencies. Other income increased $7.0 million in the first nine months of 1998 compared to the same period in 1997.

Operating expenses increased $287.3 million or 14.9% during the nine months ended September 30, 1998 compared to the same period in 1997. Interest expense increased 4.0% during the nine months ended September 30, 1998 as compared to the same nine month period in 1997. Included in operating expenses were net losses from exchange and translation of foreign currencies of $2.6 million and $4.5 million in 1998 and 1997, respectively.

Pretax income increased $82.7 million or 29.9% during the nine months ended September 30, 1998 compared to the same period in 1997.

The increase in total revenue, operating expenses, and pretax income is primarily due to the effect of new business gains and acquisitions offset by the impact of foreign currency.

The effective tax rate for the nine months ended September 30, 1998 was 42.0%, as compared to 41.3% in 1997.

Year 2000 Issue

The Year 2000 Issue refers to the problem caused by computer programs that have been written to reflect two digit years, with the century being assumed as "19". This practice was widely accepted by the applications development community in the 1960's through the early 1980's, with many of these programs remaining in use today. As a result, programs that are date sensitive may recognize the year "00" as 1900, rather than the year 2000. This may cause programs to fail or cause them to incorrectly report and accumulate data.

IPG and each of its operating subsidiaries are in the process of implementing a Year 2000 readiness program with the goal of having all mission critical systems functioning properly prior to January 1, 2000. Many of our subsidiaries in our larger markets are dependent upon third party systems providers, while our subsidiaries in the secondary markets rely primarily on off-the-shelf applications or home-grown applications. Considerable progress has been made with our third party systems providers in larger markets. Although the secondary markets present a greater challenge, they typically involve smaller offices that are less dependent upon automated solutions.

In 1997 IPG established a Y2K Project Management Office and shortly thereafter created a Y2K Task Force, comprised of representatives from the operating companies. Through the Y2K Task Force, IPG in conjunction with outside consultants, is working to address the impact of the Year 2000 Issue on IPG. IPG is inventorying and assessing date sensitive computer software applications, with initial indications being that approximately 35% of systems will require remediation. In addition, IPG has reviewed a large majority of our hardware containing embedded chips, including personal computers, file servers, mid-range and mainframe computers, telephone switches and routers. We have also reviewed the majority of our security systems, life safety systems, HVAC systems and elevators in our facilities. As part of this effort, IPG has identified those systems and applications that are deemed "mission critical", which we are handling on a priority basis. Utilizing this approach has allowed us to make considerable progress in our larger offices that in aggregate contribute to most of our revenue. We have developed a detailed project and remediation plan that includes system testing schedules and contingency planning that are designed to achieve our goal of having all "mission critical" elements remedied and compliance tested by December 31, 1998. We are currently well into the remediation and testing stage. The Company's Board of Directors, through the Audit Committee, has been monitoring progress of this project. Project progress reports are given to the Audit Committee at each regularly scheduled Audit Committee meeting.

IPG estimates that the modification and testing of our hardware and software will cost approximately $10 million, of which 50% has been spent to date in order to meet the Y2K compliance deadline. In addition, IPG has accelerated the implementation of a number of business process reengineering projects over the past few years that have provided both Year 2000 readiness and increased functionality of certain systems. IPG estimates that the hardware and software costs incurred in connection with these projects is approximately $50 million, which is being capitalized. Included in the abovementioned Y2K costs are internal costs incurred for the Y2K project which are primarily related payroll costs for the information systems groups. A substantial portion of these estimated costs relate to systems and applications that were anticipated and budgeted.

IPG is also in the process of developing contingency plans for affected areas of our operation. The Y2K Project Management Office has drafted a Contingency Plan Guideline. This guideline requires the development of contingency plans for applications, vendors, facilities, business partners and clients. The contingency plans will cover those "mission critical" elements that are not Year 2000 compliant by December 31,1998. In addition, the contingency plans will include procedures for workforce mobilization, crisis management, disaster recovery and damage control, which are targeted for completion by March of 1999.

The Company is assessing the Year 2000 readiness of material third parties by asking all vendors, business partners and facility managers to provide letters of compliance. In addition, IPG is working with the American Association of Advertising Agencies and other trade associations to form Year 2000 working groups that are addressing the issues on an industry level.

IPG efforts to address the Year 2000 Issue are designed to avoid any material adverse effect on our operations or financial condition. Notwithstanding these efforts, however, there is no assurance that IPG will not encounter difficulties due to the Year 2000 Issue. The "most reasonably likely worst case scenario" would be a significant limitation on our ability to continue to provide business services. IPG also recognizes that it is dependent upon infrastructure services and third parties, including suppliers, broadcasters and business partners, whose failure may also significantly impact our ability to provide business services.


Cautionary Statement

Statements by IPG in this Form 10-Q and in other contexts concerning its Year 2000 compliance efforts that are not historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements, including, but not limited to, the following: (i) uncertainties relating to the ability of IPG to identify and address Year 2000 issues successfully and in a timely manner and at costs that are reasonably in line with IPG's estimates; and
(ii) the ability of IPG's vendors, suppliers, other service providers and customers to identify and address successfully their own Year 2000 issues in a timely manner.

                  PART II - OTHER INFORMATION


Item 2.   CHANGES IN SECURITIES


               (1) On July 20, 1998, the Registrant acquired a company in consideration for which it issued a total of 152,760 shares of its common stock par value $.10 per share ("Interpublic Stock"), to the acquired company's former shareholder. The shares of Interpublic Stock had a market value of $9,200,000 on the date of issuance.

          The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), based on the accredited investor status or sophistication of the former shareholder of the acquired company.

               (2)  On September 17, 1998, the Registrant acquired
          80% of a company in consideration for which it issued a total of 16,452 shares of Interpublic Stock, to the acquired company's former shareholders. The shares of Interpublic Stock had a market value of $800,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act, based on the accredited investor status or sophistication of the acquired company's former stockholders.


Item 5.   OTHER INFORMATION

          The deadline is March 4, 1999 for notification of the Registrant by stockholders of proposals under Rule 14a-4 of the Securities and Exchange Commission.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS

Exhibit 10 Executive Severance Agreement, dated January 1, 1998, between The Interpublic Group of Companies, Inc. ("Interpublic") and Frank B. Lowe.

Exhibit 11          Computation of Earnings Per Share.

Exhibit 27          Financial Data Schedule.

(b)  Reports on Form 8-K

     (1) The following reports on Form 8-K were filed without financial statements during the quarter ended
          September 30, 1998:

          (a) Item 9 - Sale of Equity Securities Pursuant to Regulation S, dated June 24, 1998.

          (b) Item 9 - Sale of Equity Securities Pursuant to Regulation S, dated July 23, 1998.

          (c) Item 9 - Sale of Equity Securities Pursuant to Regulation S, dated August 5, 1998.

          (d) Item 9 - Sale of Equity Securities Pursuant to Regulation S, dated August 24, 1998.


          (2) The following reports on Form 8-K were filed with financial statements during the quarter ended September 30, 1998:

                                          (a) Item 5 - Other Events and
               Item 7 - Financial Statements and Exhibits, dated July 1, 1998. Supplemental Financial Statements of the Registrant At and For the Period Ended December 31, 1997 and Supplemental Financial Statements At and For the Period Ended March 31, 1998.

          (b) Item 5 - Other Events and Item 7 - Financial Statements and Exhibits, dated July 17, 1998. Interim Results For the Six Months Ended April 30, 1998 of a company subsequently acquired by Registrant.

          (c) Item 5 - Other Events and Item 7 - Financial Statements and Exhibits, dated July 27, 1998. Financial Statements of the Registrant At and For the Period Ended
               June 30, 1998.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                       (Registrant)



Date:  November 13, 1998  BY /S/ PHILIP H. GEIER, JR.
                                 PHILIP H. GEIER, JR.
                                 Chairman of the Board
                                 President and Chief Executive
                                 Officer






Date:  November 13,1998           BY /S/ EUGENE P. BEARD
                                 EUGENE P. BEARD
                                 Vice Chairman -
                                 Finance and Operations

                             INDEX TO EXHIBITS


EXHIBIT NO.            DESCRIPTION

Exhibit 10 Executive Severance Agreement, dated January 1, 1998, between Interpublic and Frank B. Lowe.


Exhibit 11             Computation of Earnings Per Share.


Exhibit 27             Financial Data Schedule