Form 10-K
period 1998-12-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 1999-03-26
CIK 51644

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

   FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended			Commission file number
December 31, 1998							1-6686

              THE INTERPUBLIC GROUP OF COMPANIES, INC.
       (Exact name of registrant as specified in its charter)

Delaware							     13-1024020
(State or other jurisdiction of			(I.R.S. Employer
 incorporation or organization)			Identification  No.)

1271 Avenue of the Americas				      10020
New York, New York					         (Zip Code)
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

The aggregate market value of the registrant's voting stock
(exclusive of shares beneficially owned by persons referred to in response to Item 12 hereof) was $9,586,441,058 as of March 23, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock outstanding at March 23, 1999: 139,985,134 shares.

	 DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the year
ended December 31, 1998 are incorporated by reference in Parts I and II.

2.	Portions of the Proxy Statement for the 1999 Annual Meeting
of Stockholders are incorporated by reference in Parts I and III.

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

The advertising agency business is the primary business of the Company. This business is conducted throughout the world through three advertising agency systems, McCann-Erickson WorldGroup, Ammirati Puris Lintas and The Lowe Group, plus a number of stand alone local agencies. Interpublic also carries on a media buying business through its ownership of Western Initiative Media Worldwide and its affiliates, as well as a separate direct and promotional marketing business through its ownership of DraftWorldwide Inc., a global public relations capability through International Public Relations, and a multi-national sports and event marketing organization, Octagon. The Company also offers advertising agency services through association arrangements with local agencies in various parts of the world. Other activities conducted by the Company within the area of "marketing communications" include brand equity and corporate identity services, graphic design, management consulting, market research, sales promotion, interactive services, sales meetings and events, and other related specialized marketing and communications services.

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

The principal advertising agency subsidiaries of Interpublic operating within the United States directly or through subsidiaries and the locations of their respective corporate headquarters are:

Ammirati Puris Lintas Inc.........		New York, New York

Campbell-Ewald Company............		Detroit (Warren),
  Michigan

Campbell Mithun Esty LLC..........		Minneapolis, Minnesota

Dailey & Associates...............		Los Angeles, California

DraftWorldwide, Inc...............		Chicago, Illinois

Hill, Holliday, Connors
  Cosmopulos, Inc.................		Boston, Massachusetts

Lowe & Partners/SMS, Inc..........		New York, New York

McCann-Erickson USA, Inc..........		New York, New York


In addition to domestic operations, the Company provides services for clients whose business is international in scope as well as for clients whose business is restricted to a single country or a small number of countries. It has offices in Canada as well as in one or more cities in each of the following countries:


EUROPE, AFRICA AND THE MIDDLE EAST

Austria		  Germany		 Namibia	 	South Africa
Azerbaijan	  Greece		 Netherlands	Spain
Belgium		  Hungary		 Nigeria		Sweden
Bulgaria		  Israel		 Norway		Switzerland
Cameroon		  Ireland		 Pakistan		Tunisia
Croatia		  Italy		 Poland		Turkey
Czech Republic	  Ivory Coast	 Portugal		Ukraine
Denmark		  Kazakhstan	 Romania		United Arab Emirates
Estonia		  Kenya		 Russia		United Kingdom
Finland		  Mauritius	 Senegal		Uzbekistan
France		  Morocco		 Slovakia		Zambia
						 Slovenia		Zimbabwe

		 	LATIN AMERICA AND THE CARIBBEAN

Argentina	   Colombia		      Guatemala	Peru
Barbados	   Costa Rica		      Honduras		Puerto Rico
Bermuda	   Dominican Republic	 Jamaica		Trinidad
Brazil	   Ecuador			 Mexico		Uruguay
Chile	   El Salvador		 	 Panama		Venezuela


				ASIA AND THE PACIFIC

Australia	   Japan		    People's Republic	Sri Lanka
Hong Kong	   Malaysia		  of China		South Korea
India	   Nepal		    Philippines		Taiwan
Indonesia	   New Zealand	    Singapore			Thailand
Vietnam

Operations in the foregoing countries are carried on by one or more operating companies, at least one of which is either wholly owned by Interpublic or a subsidiary or is a company in which Interpublic or a subsidiary owns a 51% interest or more, except in Malawi and Nepal, where Interpublic or a subsidiary holds a minority interest.

The Company also offers services in Albania, Aruba, the Bahamas, Bahrain, Belize, Bolivia, Cambodia, Egypt, Gabon, Ghana, Grand Cayman, Guadeloupe, Guam, Guyana, Haiti, Reunion, Ivory Coast, Jordan, Kuwait, Lebanon, Martinique, Nicaragua, Nigeria, Oman, Paraguay, Saudi Arabia, Senegal, Surinam, Uganda, United Arab Emirates (Dubai) and Zaire through association arrangements with local agencies operating in those countries.

For information concerning revenues, operating profits and identifiable assets on a geographical basis for each of the last three years, reference is made to Note 12: Geographic Areas of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1998, which Note is hereby incorporated by reference.

Developments in 1998

The Company completed a number of acquisitions within the United States and abroad in 1998.

See Note 4 to the Consolidated Financial Statements incorporated by reference in this Report on Form 10-K for a discussion of acquisitions.

Income from Commissions and Fees

The Company generates income from planning, creating and placing advertising in various media and from planning and executing other communications or marketing programs. Historically, the commission customary in the industry was 15% of the gross charge ("billings") for advertising space or time; more recently lower commissions have been negotiated, but often with additional incentives for better performance. For example, an incentive component is frequently included in arrangements with clients based on improvements in an advertised brand's awareness or image, or increases in a client's sales of the products or services being advertised. Under commission arrangements, media bill the Company at their gross rates. The Company bills these amounts to its clients, remits the net charges to the media and retains the balance as its commission. Some clients, however, prefer to compensate the Company on a fee basis, under which the Company bills its client for the net charges billed by the media plus an agreed-upon fee. These fees usually are calculated to reflect the Company's salary costs and out-of-pocket expenses incurred on the client's behalf, plus proportional overhead and a profit mark-up.

Normally, the Company, like other agencies, is primarily responsible for paying the media with respect to firm contracts for advertising time or space. This is a problem only if the client is unable to pay the Company because of insolvency or bankruptcy. The Company makes serious efforts to reduce the risk from a client's insolvency, including (1) carrying out credit clearances, (2) requiring in some cases payment of media in advance, or (3) agreeing with the media that the Company will be solely liable to pay the media only after the client has paid the Company for the media charges.

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

The five clients of the Company that made the largest contribution in 1998 to income from commissions and fees accounted individually for 1.7% to 7.4% of such income and in the aggregate accounted for over 18% of such income. Twenty clients of the Company accounted for approximately 30% of such income. Based on income from commissions and fees, the three largest clients of the Company are General Motors Corporation, Nestle and Unilever. General Motors Corporation first became a client of one of the Company's agencies in 1916 in the United States. Predecessors of several of the Lintas agencies have supplied advertising services to Unilever since 1893. The client relationship with Nestle began in 1940 in Argentina. While the loss of the entire business of one of the Company's three largest clients might have a material adverse effect upon the business of the Company, the Company believes that it is very unlikely that the entire business of any of these clients would be lost at the same time, because it represents several different brands or divisions of each of these clients in a number of geographical markets - in each case through more than one of the Company's agency systems.

Representation of a client rarely means that the Company handles advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from an advertising agency within the Company to a competing agency, and a client may reduce its advertising budget at any time.

The Company's agencies in many instances have written contracts with their clients. As is customary in the industry, these contracts provide for termination by either party on relatively short notice, usually 90 days but sometimes shorter or longer. In 1998, however, 23% of income from commissions and fees was derived from clients that had been associated with one or more of the Company's agencies or their predecessors for 20 or more years.

Personnel

As of January 1, 1999, the Company employed more than 34,000 persons, of whom nearly 14,000 were employed in the United
States. Because of the personal service character of the marketing communications business, the quality of personnel is of crucial importance to continuing success. There is keen competition for qualified employees. Interpublic considers its employee relations to be satisfactory.

The Company has an active program for training personnel.
The program includes meetings and seminars throughout the world.
It also involves training personnel in its offices in New York and in its larger offices worldwide.

Competition and Other Factors

The advertising agency and other marketing communications businesses are highly competitive. The Company's agencies and media services must compete with other agencies and with other providers of creative or media services which are not themselves advertising agencies, in order to maintain existing client relationships and to obtain new clients. Competition in the advertising agency business depends to a large extent on the client's perception of the quality of an agency's "creative product". An agency's ability to serve clients, particularly large international clients, on a broad geographic basis is also an important competitive consideration. On the other hand, because an agency's principal asset is its people, freedom of entry into the business is almost unlimited and quite small agencies are, on occasion, able to take all or some portion of a client's account from a much larger competitor.

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

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by the Company will need to be upgraded to comply with such "Year 2000" requirements. Further discussion of this issue is contained in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.	Properties

Most of the operations of the Company are conducted in leased premises, and its physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. These facilities are located in various cities in which the Company does business throughout the world. However, subsidiaries of the Company own office buildings in Louisville, Kentucky; Garden City, New York; Blair, Nebraska; Warren, Michigan; Frankfurt, Germany; Sao Paulo, Brazil; Lima, Peru; Mexico City, Mexico; Santiago, Chile ; and Brussels, Belgium and own office condominiums in Buenos Aires, Argentina; Bogota, Colombia; Manila, the Philippines; in England, subsidiaries of the Company own office buildings in London, Manchester, Birmingham and Stoke-on-Trent.

The Company's ownership of the office building in Frankfurt is subject to three mortgages which became effective on or about February 1993. These mortgages terminate at different dates, with the last to expire in February 2003. Reference is made to
Note 10: Long-Term Debt, of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1998, which Note is hereby incorporated by reference.


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

Name					Age	           Office

Philip H. Geier, Jr. (1)	 64	Chairman of the Board, President
						and Chief Executive Officer

Eugene P. Beard (1)		 63	Vice Chairman-Finance and
						Operations, Chief Financial Officer

Nicholas J. Camera		 52	Vice President, General Counsel
and Secretary

John J. Dooner, Jr. (1)	 50	Chairman and Chief Executive
						Officer of McCann-Erickson
						WorldGroup

C. Kent Kroeber		 60	Senior Vice President-Human
						Resources

Barry R. Linsky		 57	Senior Vice President-Planning
and Business Development

Frank B. Lowe (1)		 57	Chairman of the Board and Chief
Executive Officer of The Lowe Group

Frederick Molz			 42	Vice President and Controller

Martin F. Puris (1)		 60	Chairman, Chief Executive Officer
						and Chief Creative Officer of
						Ammirati Puris Lintas Worldwide

Thomas J. Volpe		 63	Senior Vice President-Financial
Operations
(1)	Also a Director

There is no family relationship among any of the executive officers.

The employment histories for the past five years of Messrs.
Geier, Beard, Dooner, Puris and Lowe are incorporated by reference to the Proxy Statement for Interpublic's 1999 Annual
Meeting of Stockholders.

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

Mr. Molz was elected Vice President and Controller of Interpublic effective January 1, 1999. He joined Interpublic in August, 1982, and his most recent position was Senior Vice President- Financial Operations of Ammirati Puris Lintas Worldwide, a subsidiary of Interpublic, since April, 1994. He also held previous positions in the Interpublic Controller's Department and Tax Department.

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
Stockholder Matters

The response to this Item is incorporated (i) by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1998. See Note 11: Results by Quarter (Unaudited), and Note 2: Stockholders' Equity, of the Notes to the Consolidated Financial Statements and information under the heading Transfer Agent and Registrar for Common Stock, and (ii) on December 11, 1998, the Registrant acquired the assets and assumed the liabilities of two companies in consideration for which it paid cash and issued a total of 18,228 shares of its common stock par value $.10 per share ("Interpublic Stock"), to the acquired companies' shareholders. The shares of Interpublic Stock had a market value of $1,250,000 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), based on the accredited investor status or sophistication of the shareholders of the acquired companies.

Item 6.	Selected Financial Data

The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended
December 31, 1998 under the heading Selected Financial Data for
Five Years.


Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended
December 31, 1998 under the heading Management's Discussion and
Analysis of Financial Condition and Results of Operations.


Item 7A.	Quantitative and Qualitative Disclosures About Market
Risk

The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended
December 31, 1998 under the heading Management's Discussion and
Analysis of Financial Condition and Results of Operations.


Item 8.	Financial Statements and Supplementary Data

The response to this Item is incorporated in part by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 under the headings Financial Statements and Notes to the Consolidated Financial Statements. Reference is also made to the Financial Statement Schedule listed under Item 14(a) of this Report on Form 10-K.


Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Not applicable.

PART III


Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed not later than 120 days after the end of the 1998 calendar year, except for the description of Interpublic's Executive Officers which appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Registrant".


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



	PART IV


Item 14.	Exhibits, Financial Statement Schedule, and Reports on
Form 8-K

	(a)	Listed below are all financial statements, financial
statement schedules and exhibits filed as part of this Report on Form 10-K.

1.	Financial Statements:

See the Index to Financial Statements on page F-1.

2.	Financial Statement Schedule:

See the Index to Financial Statement Schedule on page F-1.

3.	Exhibits:

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

(i)	Indenture, dated as of September 16, 1997 between
Interpublic and The Bank of New York is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998. See
Commission file number 1-6686.

	(ii)	The Preferred Share Purchase Rights Plan as adopted
on July 18, 1989 is incorporated by reference to Registrant's Registration Statement on Form 8-A dated
August 1, 1989 (No. 00017904) and, as amended, by reference to Registrant's Registration Statement on Form 8 dated October 3, 1989 (No. 00106686).

10	Material Contracts.

(a)	Purchase Agreement, dated September 10, 1997, among
The Interpublic Group of Companies, Inc.
("Interpublic"), Morgan Stanley & Co., Incorporated,
Goldman Sachs and Co. and SBC Warburg Dillon Read
Inc. is incorporated by reference to the Registrant's
Report on Form 10-Q for the quarter ended September
30, 1998.  See Commission file number 1-6686.

(b)	Employment, Consultancy and other Compensatory
Arrangements with Management.

Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's
Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1997 inclusive, or filed with the Registrant?s Reports on Form 10-Q for the periods ended March 31, 1998, June 30, 1998 and
September 30, 1998 are incorporated by reference in this Report on Form 10-K. See Commission file number
1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended
December 31, 1998 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

(i)	Eugene P. Beard

Supplemental Agreement dated as of March 1, 1999 to an Employment Agreement dated as of July 1, 1995 between Interpublic and Eugene P. Beard.

(ii)	Frank B. Lowe

Supplemental Agreement dated as of March 1, 1999 to an Employment Agreement dated as of January
1, 1996 between Interpublic and Frank B. Lowe.

(iii)	Martin F. Puris

Supplemental Agreement dated as of March 1, 1999 to an Employment Agreement dated as of August
11, 1994 between Interpublic, APL and Martin F.
Puris.

(iv)	Barry R. Linsky

Executive Severance Agreement dated as of January 1, 1998 between Interpublic and Barry R.
Linsky.

(c) Executive Compensation Plans.

(i) Trust Agreement, dated as of June 1, 1990 between Interpublic, Lintas Campbell-Ewald
Company, McCann-Erickson USA, Inc., McCann-
Erickson Marketing, Inc., Lintas, Inc. and
Chemical Bank, as Trustee, is incorporated by reference to Registrant's Annual Report on Form
10-K for the year ended December 31, 1990.  See
Commission file number 1-6686.

(ii)	The Stock Option Plan (1988) and the Achievement
Stock Award Plan of the Registrant are
incorporated by reference to Appendices C and D of the Prospectus dated May 4, 1989 forming part of its Registration Statement on Form S-8 (No.
33-28143).

(iii)	The Management Incentive Compensation Plan of
the Registrant is incorporated by reference to the Registrant?s Report on Form 10-Q for the quarter ended June 30, 1995. See Commission file number 1-6686.

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

(d) Loan Agreements.

(i)	Credit Agreement Extension dated as of June 30,
1998 to a Credit Agreement dated as of July 3, 1995 between Interpublic and Lloyds Bank PLC.

(ii)	Amendment No. 7, dated as of November 23, 1998
to a Credit Agreement dated as of September 30, 1992 between Interpublic and Citibank N.A.

(iii)	Credit Agreement dated as of October 1, 1998
between Interpublic and Wachovia Bank.

(iv)	Amendment No. 8 to a Credit Agreement dated as
of November 23, 1998 to a Credit Agreement dated as of September 30, 1992 between Interpublic and The First National Bank of Chicago.

(v)	Amendment No. 2, dated as of November 23, 1998
to a Credit Agreement dated as of July 3, 1995 between Interpublic and Lloyds Bank PLC.

(vi)	Amendment No. 7 dated as of November 23, 1998 to
a Credit Agreement dated as of September 30, 1992 between Interpublic and The Bank of New
York.

(vii)	Amendment No. 6, dated as of November 23, 1998
to a Credit Agreement dated as of September 30, 1992 between Interpublic and UBS AG (formerly known as Union Bank of Switzerland).

(viii)	Amendment No. 7, dated as of November 23, 1998
to a Credit Agreement dated as of September 30, 1992 between Interpublic and The Chase Manhattan
Bank (as successor to Chemical Bank).

(ix)	Amendment No. 7 dated as of November 23, 1998 to
a Credit Agreement dated as of September 30, 1992 between Interpublic and SunTrust Bank,
Atlanta (formerly Trust Company Bank).

(x)	Amendment No. 3, dated as of November 23, 1998
to a Credit Agreement dated as of December 1, 1994 between Interpublic and Bank of America NT
& SA.

(xi)	Other Loan and Guaranty Agreements filed with
the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December
31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements,
Supplemental Agreements, Termination Agreements,
Loan Agreements, Note Purchase Agreements,
Guarantees and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1997, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 1998, June 30, 1998 and
September 30, 1998 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

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

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 1998 which are included therein under the following headings:
Financial Highlights; Vice-Chairman's Report of Management; Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity and Comprehensive Income; Notes to Consolidated Financial Statements (the aforementioned Consolidated Financial Statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data for Five Years; and Stockholders Information.

21	Subsidiaries of the Registrant.

23 Consent of Independent Accountants:
   PricewaterhouseCoopers LLP
Consent of Independent Auditors:  Ernst & Young
Consent of Independent Auditors:  Ernst & Young LLP

24	Power of Attorney to sign Form 10-K and resolution of Board
of Directors re Power of Attorney.

27	Financial Data Schedules

99 The Company filed the following reports on Form 8-K during the quarter ended December 31, 1998:
	(a)	Item 9:  Sale of Equity Securities pursuant to
Regulation S, dated October 27, 1993.
(b) Item 9:  Sale of Equity Securities pursuant to
Regulation S, dated October 29, 1998.
(c)	Item 9:  Sale of Equity Securities pursuant to
Regulation S, dated November 30, 1998.
(d)	Item 9:  Sale of Equity Securities pursuant to
Regulation S, dated December 4, 1998.
(e)	Item 9:  Sale of Equity Securities pursuant to
Regulation S, dated December 11, 1998.
(f)	Item 9:  Sale of Equity Securities pursuant to
Regulation S, dated December 16, 1998.
(g)	Item 9:  Sale of Equity Securities pursuant to
Regulation S, dated December 18, 1998.
(h)	Item 9:  Sale of Equity Securities pursuant to
Regulation S, dated December 18, 1998.
(i)	Item 9:  Sale of Equity Securities pursuant to
Regulation S, dated December 19, 1998.
(j)	Item 9:  Sale of Equity Securities pursuant to
Regulation S, dated December 22, 1998.

	SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE INTERPUBLIC GROUP OF COMPANIES, INC.
    (Registrant)


March 25, 1999				BY: Philip H. Geier, Jr.         __
						    Philip H. Geier, Jr.,
    Chairman of the Board,
    President and Chief
    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name						Title			   	Date

    Philip H. Geier, Jr.  Chairman of the Board,			March 25, 1999
    Philip H. Geier, Jr.  President and Chief Executive
 Officer (Principal Executive
 Officer) and Director

    Eugene P. Beard	    	 Vice Chairman	 				March 25, 1999
    Eugene P. Beard		 -Finance and Operations,
 Chief Financial Officer,
 (Principal Financial
					 Officer) and Director

*/s/ Frank J. Borelli     Director					  	March 25, 1999
     Frank J. Borelli

*/s/ Reginald K. Brack    Director					  	March 25, 1999
     Reginald K. Brack

*/s/ Jill M. Considine    Director					  	March 25, 1999
     Jill M. Considine

*/s/ John J. Dooner, Jr.   Director					March 25, 1999
     John J. Dooner, Jr.

*/s/ Frank B. Lowe         Director				  	March 25, 1999
     Frank B. Lowe

    Frederick Molz        	 Vice President and		  	March 25, 1999
    Frederick Molz         Controller (Principal
  Accounting Officer)

*/s/ Leif H. Olsen         Director					March 25, 1999
     Leif H. Olsen

*/s/ Martin F. Puris       Director					March 25, 1999
     Martin F. Puris

*/s/ Allen Questrom        Director					March 25, 1999
     Allen Questrom

*/s/ J. Phillip Samper     Director					March 25, 1999
     J. Phillip Samper



*By Nicholas J. Camera
    Nicholas J. Camera
    Attorney-in-fact

INDEX TO FINANCIAL STATEMENTS


The Financial Statements appearing under the headings: Financial Highlights, Vice-Chairman's Report of Management; Management?s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Accountants, and Selected Financial Data for Five Years accompanying the Annual Report to Stockholders for the year ended December 31, 1998, together with the report thereon of PricewaterhouseCoopers LLP dated February 19, 1999 are incorporated by reference in this report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, no other data appearing in the Annual Report to Stockholders for the year ended December 31, 1998 is deemed to be filed as part of this report on Form 10-K.

The following financial statement schedule should be read in conjunction with the financial statements in such Annual Report to Stockholders for the year ended December 31, 1998. Financial statement schedules not included in this report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Separate financial statements for the companies which are 50% or less owned and accounted for by the equity method have been omitted because, considered in the aggregate as a single subsidiary, they do not constitute a significant subsidiary.


INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                            Page
Report of Independent Accountants on
     Financial Statement Schedule                           F-2

Financial Statement Schedule Required to be filed by
Item 8 of this form:

    VIII    Valuation and Qualifying Accounts               F-3

	 REPORT OF INDEPENDENT ACCOUNTANTS
	ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
The Interpublic Group of Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 19, 1999 appearing in the 1998 Annual Report to Stockholders of The Interpublic Group of Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
New York, New York
February 19, 1999

SCHEDULE VIII

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(Dollars in Thousands)

COLUMN A	COLUMN B	   COLUMN C	COLUMN D	COLUMN E

                              Additions
Balance	Charged	Charged
at	to	to Other			Balance
Beginning	Costs &	Accounts-	Deductions-		at End
Description	of Period	Expenses	Describe	Describe		of Period


Allowance for
  Doubtful Accounts -
  deducted from
  Receivables in the
  Consolidated
  Balance Sheet:


1998	$44,110	$18,362	$6,471 <F1>	$(15,247)<F3>	$53,093
			 2,111 <F5>	  (3,310)<F4>
			   596 <F2>


1997	$37,049	$16,753	$2,256 <F1>	$ (2,553(<F2>	$44,110
   848 <F5>	  (7,869)<F3>
  (2,374)<F4>


1996	$24,571	$18,544	$  240 <F1>	$   (645)<F2>	$37,049
 1,060 <F5>	  (6,393)<F3>
    (328)<F4>

<F1>  Allowance for doubtful accounts of acquired and newly consolidated companies
<F2>  Foreign currency translation adjustment
<F3>  Principally amounts written off
<F4>  Reversal of previously recorded allowances on accounts receivable
<F5>  Miscellaneous

INDEX TO DOCUMENTS



Exhibit No.	Description

3    (i)	The Restated Certificate of Incorporation of the Registrant, as
amended is incorporated by reference to its Report on Form 10-Q for the quarter ended June 30, 1998. See Commission file number
1-6686.

    (ii)	The By-Laws of the Registrant, amended as of February 19, 1991, are incorporated by reference to its Report on Form 10-K for the year ended December 31, 1990. See Commission file number 1-6686.

4		Instruments Defining the Rights of Security Holders.

     (i)	Indenture, dated as of September 16, 1997 between Interpublic and
The Bank of New York is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September
30, 1998.  See Commission file number 1-6686.

    (ii)	The Preferred Share Purchase Rights Plan as adopted on July 18,
1989 is incorporated by reference to Registrant's Registration
Statement on Form 8-A dated August 1, 1989 (No. 00017904) and, as amended, by reference to Registrant's Registration Statement on Form 8 dated October 3, 1989 (No. 00106686).

10	Material Contracts.

(a)	Purchase Agreement, dated September 10, 1997, among The
Interpublic Group of Companies, Inc. ("Interpublic"), Morgan Stanley & Co., Incorporated, Goldman Sachs and Co. and SBC Warburg Dillon Read Inc. is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998. See Commission file number 1-6686.

(b)	Employment, Consultancy and other Compensatory Arrangements with
Management.

Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's

Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1997, inclusive, or filed with the Registrant?s Reports on Form 10-Q for the periods ended March 31, 1998, June 30, 1998 and September 30, 1998 are incorporated by reference in this Report on Form 10-K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 1997 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

(i)	Eugene P. Beard

Supplemental Agreement dated as of March 1, 1999 to an Employment Agreement dated as of July 1, 1995 between
Interpublic and Eugene P. Beard.

(ii)	Frank B. Lowe

Supplemental Agreement dated as of March 1, 1999 to an Employment Agreement dated as of January 1, 1996 between
Interpublic and Frank B. Lowe.

(iii)	Martin F. Puris

Supplemental Agreement dated as of March 1, 1999 to an Employment Agreement dated as of August 11, 1994 between
Interpublic, APL and Martin F. Puris.

(iv)	Barry R. Linsky

Executive Severance Agreement dated as of January 1, 1998 between Interpublic and Barry R. Linsky.

(c)	Executive Compensation Plans.

(i)	Trust Agreement, dated as of June 1, 1990 between
Interpublic, Lintas Campbell-Ewald Company, McCann-
Erickson USA, Inc., McCann-Erickson Marketing, Inc.,
Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990. See
Commission file number 1-6686.

(ii) The Stock Option Plan (1988) and the Achievement Stock
Award Plan of the Registrant are incorporated by reference to Appendices C and D of the Prospectus dated May 4, 1989 forming part of its Registration Statement on Form S-8
(No. 33-28143).

(iii)	Management Incentive Compensation Plan of the Registrant
is incorporated by reference to the Registrant?s Report on Form 10-Q for the quarter ended June 30, 1995. See
Commission file number 1-6686.

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

(i)	Credit Agreement Extension dated as of June 30, 1998 to a
Credit Agreement dated as of July 3, 1995 between
Interpublic and Lloyds Bank PLC.

(ii)	Amendment No. 7, dated as of November 23, 1998 to a Credit
Agreement dated as of September 30, 1992 between Interpublic and Citibank N.A.

(iii)	Credit Agreement dated as of October 1, 1998 between
Interpublic and Wachovia Bank.

(iv)	Amendment No. 8 to a Credit Agreement dated as of November
23, 1998 to a Credit Agreement dated as of September 30,
1992 between Interpublic and The First National Bank of
Chicago.

(v)	Amendment No. 2, dated as of November 23, 1998 to a Credit
Agreement dated as of July 3, 1995 between Interpublic and Lloyds Bank PLC.

(vi)	Amendment No. 7 dated as of November 23, 1998 to a Credit
Agreement dated as of September 30, 1992 between Interpublic and The Bank of New York.

(vii)	Amendment No. 6, dated as of November 23, 1998 to a Credit
Agreement dated as of September 30, 1992 between Interpublic and UBS AG (formerly known as Union Bank of
Switzerland).

(viii)	Amendment No. 7, dated as of November 23, 1998 to a Credit
Agreement dated as of September 30, 1992 between Interpublic and The Chase Manhattan Bank (as successor to
Chemical Bank).

(ix)	Amendment No. 7 dated as of November 23, 1998 to a Credit
Agreement dated as of September 30, 1992 between Interpublic and SunTrust Bank, Atlanta (formerly Trust
Company Bank).

(x)	Amendment No. 3, dated as of November 23, 1998 to a Credit
Agreement dated as of December 1, 1994 between Interpublic and Bank of America NT & SA.

(xi)	Other Loan and Guaranty Agreements filed with the
Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K.
Other Credit Agreements, amendments to various Credit
Agreements, Supplemental Agreements, Termination
Agreements, Loan Agreements, Note Purchase Agreements,
Guarantees and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended
December 31, 1989 through December 31, 1997, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 1998, June 30, 1998 and September
30, 1998 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

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

	(i)	Summaries in German and English of Mortgage Agreements
between McCann-Erickson Deutschland and Frankfurter
Hypothekenbank Aktiengesellschaft ("Frankfurter
Hypothekenbank"), Mortgage
Agreement, dated January 22, 1993, between
McCann-Erickson Deutschland and Frankfurter Hypothekenbank,
Mortgage Agreement, dated January 22, 1993, between McCann-
Erickson Deutschland and Hypothekenbank are incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. See Commission file number 1-
6686.  Summaries in German and English of Mortgage
Agreement, between McCann-Erickson Deutschland and
Frankfurter Sparkasse and Mortgage Agreement, dated January
7, 1993, between McCann-Erickson Deutschland and Frankfurter
Sparkasse are incorporated by reference to Registrant's
Annual Report on Form 10-K for the year ended December 31,
1992.  See Commission file number 1-6686.

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

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 1998 which are included therein under the following headings: Financial Highlights; Vice-Chairman's Report of Management; Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity and Comprehensive Income; Notes to Consolidated Financial Statements (the aforementioned Consolidated Financial Statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data for Five Years and Stockholders Information.

21	Subsidiaries of the Registrant.

23 Consent of Independent Accountants:
	   PricewaterhouseCoopers LLP
Consent of Independent Auditors:  Ernst & Young
Consent of Independent Auditors:  Ernst & Young LLP

24	Power of Attorney to sign Form 10-K and resolution of Board of
Directors re Power of Attorney.

27 Financial Data Schedule.

99	The Company filed the following reports on Form 8-K during the quarter ended December 31, 1998:
	(a)	Item 9:  Sale of Equity Securities pursuant to Regulation S, dated October 27, 1993.
(b) Item 9: Sale of Equity Securities pursuant to Regulation S, dated October 29, 1998.

(c)	Item 9:  Sale of Equity Securities pursuant to Regulation S, dated November 30, 1998.
(d)	Item 9:  Sale of Equity Securities pursuant to Regulation S, dated December 4, 1998.
(e)	Item 9:  Sale of Equity Securities pursuant to Regulation S, dated December 11, 1998.
(f)	Item 9:  Sale of Equity Securities pursuant to Regulation S, dated December 16, 1998.
(g)	Item 9:  Sale of Equity Securities pursuant to Regulation S, dated December 18, 1998.
(h)	Item 9:  Sale of Equity Securities pursuant to Regulation S, dated December 18, 1998.
(i)	Item 9:  Sale of Equity Securities pursuant to Regulation S, dated December 19, 1998.
(j)	Item 9:  Sale of Equity Securities pursuant to Regulation S, dated December 22, 1998.