Form 10-Q
period 1999-03-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 1999-05-14
CIK 51644

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                ----------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                                ----------------


                         Commission File Number: 1-6686


                    THE INTERPUBLIC GROUP OF COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

      Delaware                                              13-1024020
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

1271 Avenue of the Americas, New York, New York               10020
-----------------------------------------------        -------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (212) 399-8000
                                                  ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at April 30, 1999: 140,544,975 shares.

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                                    I N D E X

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Balance Sheet
                   March 31, 1999 (unaudited) and
                   December 31, 1998                                       3-4

                  Consolidated Income Statement
                   Three months ended March 31, 1999
                   and 1998 (unaudited)                                    5

                  Consolidated Statement of Comprehensive Income
                   Three months ended March 31, 1999
                   and 1998 (unaudited)                                    6

                  Consolidated Statement of Cash Flows
                   Three months ended March 31, 1999
                   and 1998 (unaudited)                                    7

                  Notes to Consolidated Financial Statements (unaudited)   8

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            9-11

PART II.  OTHER INFORMATION

     Item 2.   Changes in Securities

     Item 6.   Exhibits and Reports on Form 8-K

     SIGNATURES

     INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                     ASSETS

                                                 March 31,    December 31,
                                                   1999          1998
                                                (unaudited)
                                               ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents (includes
    certificates of deposit:  1999-$86,285;
                              1998-$152,064)    $  666,009      $  808,803
  Marketable securities, at cost which
    approximates market                             47,488          31,733
  Receivables (less allowance for doubtful
    accounts: 1999-$44,898; 1998-$53,093)        3,477,067       3,522,616
  Expenditures billable to clients                 326,521         276,610
  Prepaid expenses and other current assets        165,208         137,183
                                                ----------      ----------
    Total current assets                         4,682,293       4,776,945
                                                ----------      ----------
OTHER ASSETS:
  Investment in unconsolidated affiliates           47,099          47,561
  Deferred taxes on income                          80,565          97,350
  Other investments and miscellaneous assets       340,099         299,967
                                                ----------       ---------
    Total other assets                             467,763         444,878
                                                ----------       ---------
FIXED ASSETS, at cost:
  Land and buildings                                92,935          95,228
  Furniture and equipment                          647,444         650,037
                                                ----------       ---------
                                                   740,379         745,265
  Less: accumulated depreciation                   424,211         420,864
                                                ----------       ---------
                                                   316,168         324,401
  Unamortized leasehold improvements               115,753         115,200
                                                ----------       ---------
  Total fixed assets                               431,921         439,601
                                                ----------       ---------
INTANGIBLE ASSETS (net of accumulated
  amortization): 1999-$519,515;
                 1998-$504,787                   1,324,553       1,281,399
                                                ----------      ----------
TOTAL ASSETS                                    $6,906,530      $6,942,823
                                                ==========      ==========

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands Except Per Share Data)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31,    December 31,
                                                    1999           1998
                                                (unaudited)
                                                ------------   ------------
CURRENT LIABILITIES:
  Payable to banks                              $  416,165       $  214,464
  Accounts payable                               3,479,967        3,613,699
  Accrued expenses                                 516,240          624,517
  Accrued income taxes                             190,098          205,672
                                                ----------       ----------
    Total current liabilities                    4,602,470        4,658,352
                                                ----------       ----------
NONCURRENT LIABILITIES:
  Long-term debt                                   341,992          298,691
  Convertible subordinated notes                   209,507          207,927
  Deferred compensation and reserve
    for termination liabilities                    316,793          319,526
  Accrued postretirement benefits                   48,616           48,616
  Other noncurrent liabilities                      81,403           88,691
  Minority interests in
    consolidated subsidiaries                       57,296           55,928
                                                ----------       ----------
    Total noncurrent liabilities                 1,055,607        1,019,379
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued: none
  Common Stock, $.10 par value
    shares authorized: 225,000,000
    shares issued:
         1999 - 146,858,194
         1998 - 145,722,579                         14,686           14,572
  Additional paid-in capital                       710,297          652,692
  Retained earnings                              1,139,452        1,116,365
  Accumulated other comprehensive income         (198,170)        (160,476)
                                                ----------       ----------
                                                 1,666,265        1,623,153
Less:  Treasury stock, at cost:
    1999 - 6,814,714 shares
    1998 - 6,187,172 shares                        345,794          286,713
Unamortized expense of restricted
    stock grants                                    72,018           71,348
                                                ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                       1,248,453        1,265,092
                                                ----------       ----------
COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $6,906,530       $6,942,823
                                                ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                           THREE MONTHS ENDED MARCH 31
                  (Dollars in Thousands Except Per Share Data)
                                   (unaudited)

                                                 1999             1998
                                                 ----             ----
Revenue                                      $   908,081      $   817,030
Other income, net                                 16,999           14,153
                                             -----------      -----------
     Gross income                                925,080          831,183
                                             -----------      -----------
Costs and expenses:
  Operating expenses                             830,131          752,956
  Interest                                        13,945           12,801
                                             -----------      -----------
     Total costs and expenses                    844,076          765,757
                                             -----------      -----------

Income before provision for income taxes          81,004           65,426

Provision for income taxes                        33,618           25,498
                                             -----------      -----------
Income of consolidated companies                  47,386           39,928
Income applicable to minority interests           (3,599)          (2,840)
Equity in net income of unconsolidated
  affiliates                                         998              651
                                             -----------      -----------
Net income                                   $    44,785      $    37,739
                                             ===========      ===========
Weighted average shares:
  Basic                                      136,266,930      135,187,048
  Diluted                                    141,674,772      140,238,988

Earnings Per Share:
  Basic                                      $       .33      $       .28
  Diluted                                    $       .32      $       .27

Dividend per share - Interpublic             $       .15      $       .13


The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           THREE MONTHS ENDED MARCH 31
                             (Dollars in Thousands)
                                   (unaudited)

                                                  1999           1998
                                                  ----           ----
Net Income                                      $  44,785      $  37,739
                                                ---------      ---------
Other Comprehensive Income, net of tax:

Foreign Currency Translation Adjustments          (60,467)       (14,808)

Net Unrealized Gains on Securities                 22,773          4,161
                                                ---------      ---------
Other Comprehensive Income                        (37,694)       (10,647)
                                                ---------      ---------
Comprehensive Income                            $   7,091       $ 27,092
                                                =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31
                             (Dollars in Thousands)
                                   (unaudited)
                                                           1999          1998
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  44,785     $  37,739
Adjustments to reconcile net income to cash
    used in operating activities:
  Depreciation and amortization of fixed assets            24,317        22,351
  Amortization of intangible assets                        14,728        12,663
  Amortization of restricted stock awards                   5,929         5,052
  Equity in net income of unconsolidated
   affiliates                                                (998)         (651)
  Income applicable to minority interests                   3,599         2,840
  Translation losses                                          974        (6,271)
  Net gain from sale of investments                          (223)            -
  Other                                                    (9,692)       (4,096)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                             (29,760)       53,288
  Expenditures billable to clients                        (51,014)      (20,259)
  Prepaid expenses and other assets                       (31,263)      (11,612)
  Accounts payable and other liabilities                 (158,581)     (278,565)
  Accrued income taxes                                     (9,447)       (9,702)
  Deferred income taxes                                    (2,963)        4,831
  Deferred compensation and reserve for
    termination allowances                                  3,936         7,261
                                                        ---------     ---------
Net cash used in operating activities                    (195,673)     (185,131)
CASH FLOWS FROM INVESTING ACTIVITIES:                   ---------     ---------
  Acquisitions                                            (55,286)      (48,051)
  Proceeds from sale of investments                         1,436           607
  Capital expenditures                                    (28,468)      (29,093)
  Net purchases of marketable securities                  (18,104)      (14,559)
  Other investments and miscellaneous assets               (5,359)       (5,918)
  Investments in unconsolidated affiliates                    236          (612)
                                                        ---------     ---------
Net cash used in investing activities                    (105,545)      (97,626)
CASH FLOWS FROM FINANCING ACTIVITIES:                   ---------     ---------
  Increase in short-term borrowings                       209,956        75,004
  Proceeds from long-term debt                             52,721         2,084
  Payments of long-term debt                               (1,534)         (390)
  Treasury stock acquired                                 (79,474)      (32,917)
  Issuance of common stock                                 26,285         9,832
  Cash dividends - pooled                                       -          (118)
  Cash dividends - Interpublic                            (20,450)      (17,015)
                                                        ---------     ---------
Net cash provided by
   financing activities                                   187,504        36,480
                                                        ---------     ---------
Effect of exchange rates on cash and cash
  equivalents                                             (29,080)       (3,733)
                                                        ---------     ---------
Decrease in cash and cash equivalents                    (142,794)     (250,010)

Cash and cash equivalents at
  beginning of year                                       808,803       738,112
                                                        ---------     ---------
Cash and cash equivalents at end of period              $ 666,009     $ 488,102
                                                        =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  1. Consolidated Financial Statements

     (a) In the opinion of management, the consolidated balance sheet as of March 31, 1999, the consolidated income statements for the three months ended March 31, 1999 and 1998, the consolidated statement of comprehensive income for the three months ended March 31, 1999 and 1998, and the consolidated statement of cash flows for the three months ended March 31, 1999 and 1998, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company") December 31, 1998 annual report to stockholders.

     (b) Statement of Financial Accounting Standards (SFAS) No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $36.3 million and $49.5 million in the first three months of 1999 and 1998, respectively. Interest payments during the first three months of 1999 and 1998 were approximately $5.6 million and $9.3 million, respectively.

     (c) In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
          133), which the Company is required to adopt effective January 1, 2000. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and later recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial condition.

Item 2

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1999 was $79.8 million, a decrease of $38.8 million from December 31, 1998. The ratio of current assets to current liabilities was slightly above 1 to 1 at March 31, 1999.

Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be so in the future. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first three months of 1999, the Company acquired 1,061,659 shares of its own stock for approximately $79.5 million for the purpose of fulfilling the Company's obligations under its various compensation plans.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Total revenue for the three months ended March 31, 1999 increased $91.1 million, or 11.1%, to $908.1 million compared to the same period in 1998. Domestic revenue increased $51.7 million or 11.8% from 1998 levels. Foreign revenue increased $39.4 million or 10.4% during the first quarter of 1999 compared to 1998. Other income, net, increased by $2.8 million during the first quarter of 1999 compared to the same period in 1998.

Operating expenses increased $77.2 million or 10.2% during the three months ended March 31, 1999 compared to the same period in 1998. Interest expense increased 8.9% as compared to the same period in 1998.

Pretax income increased $15.6 million or 23.8% during the three months ended March 31, 1999 compared to the same period in 1998.

Net losses from exchange and translation of foreign currencies for the three months ended March 31, 1999 were approximately $.9 million versus $.8 million for the same period in 1998.

The effective tax rate for the three months ended March 31, 1999 was 41.5%, as compared to 39.0% in 1998.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Year 2000 Issue

The Year 2000 (or "Y2K") Issue refers to the problem caused by computer programs that have been written to reflect two-digit years, with the century being assumed as "19". This practice was widely accepted by the applications development community in the 1960's through the early 1980's, with many of these programs remaining in use today. As a result, programs that are date sensitive may recognize the year "00" as 1900, rather than the year 2000. This may cause programs to fail or cause them to incorrectly report and accumulate data.

The Company and its operating subsidiaries are in the final phases of executing a Year 2000 readiness program with the goal of having all "mission critical" systems functioning properly prior to January 1, 2000. Many of the subsidiaries in the Company's larger markets are dependent upon third party systems providers, while subsidiaries in the secondary markets rely primarily on off-the-shelf applications or home-grown applications. Considerable progress has been made with third party systems providers in larger markets with respect to remediating their Year 2000 issues. Although the secondary markets present a greater challenge, they typically involve smaller offices that are less dependent upon automated solutions.

In 1997, the Company established a Y2K Project Management Office and shortly thereafter created a Y2K Task Force, comprised of representatives from the operating companies. Through the Y2K Task Force, the Company in conjunction with outside consultants, is working to address the impact of the Year 2000 Issue on the Company. The Company has inventoried and assessed date sensitive computer software applications, and approximately 35% of systems were identified as requiring some degree of remediation. In addition, the Company has reviewed all of its hardware believed to contain embedded chips, including personal computers, file servers, mid-range and mainframe computers, telephone switches and routers. The Company has also investigated its security systems, life safety systems, HVAC systems and elevators in the majority of its facilities. As part of this effort, the Company has identified those systems and applications that are deemed "mission critical", which are being handled on a priority basis and has developed a detailed project and remediation plan that includes system testing schedules and contingency planning. To date the Company has completed approximately 90% of its remediation and compliance testing for "mission critical" applications, with the remaining 10% scheduled for completion by June 30, 1999. The Company's Board of Directors, through the Audit Committee, has been monitoring the progress of this project. Project progress reports are given to the Audit Committee at each regularly scheduled Audit Committee meeting.


The Company estimates that the modification and testing of its hardware and software will cost approximately $22 million, of which 60% has been spent to date. These costs are being expensed. In addition, the Company has accelerated the implementation of a number of business process re-engineering projects over the past few years that have provided both Year 2000 readiness and increased functionality of certain systems. The Company estimates that the hardware and software costs incurred in connection with these projects are approximately $60 million, which are being capitalized. Included in the above-mentioned Y2K costs are internal costs incurred for the Y2K project which are primarily payroll related costs for the information systems groups. A substantial portion of these estimated costs relates to systems and applications that were anticipated and budgeted. All of the above amounts have been updated to include companies acquired during the first quarter of 1999.

The Company is also in the process of developing contingency plans for affected areas of its operations. The Y2K Project Management Office has drafted a Contingency Plan Guideline. This guideline requires the development of contingency plans for applications, vendors, facilities, business partners and clients. The contingency plans are being developed to cover those elements of the business that have been deemed "mission critical" and extend beyond software applications. The contingency plans will include procedures for workforce mobilization, crisis management, facilities management, disaster recovery and damage control, and are scheduled for completion by June 30, 1999. The Company nevertheless recognizes that contingency plans may need to be adjusted thereafter and therefore considers them working documents.

The Company is assessing the Year 2000 readiness of material third parties by asking all critical vendors, business partners and facility managers to provide letters of compliance. In addition to having sent out over 70,000 vendor compliance letters, the Company is conducting detailed tests and face to face Y2K working sessions with those identified as key vendors with respect to "mission critical" systems. Furthermore, the Company is working with the American Association of Advertising Agencies and other trade associations to form Year 2000 working groups that are addressing the issues on an industry level.

The Company's efforts to address the Year 2000 Issue are designed to avoid any material adverse effect on its operations or financial condition. Notwithstanding these efforts, however, there is no assurance that the Company will not encounter difficulties due to the Year 2000 Issue. The "most reasonably likely worst case scenario" would be a significant limitation on the Company's ability to continue to provide business services for an undetermined duration. The Company also recognizes that it is dependent upon infrastructure services and third parties, including suppliers, broadcasters, utility providers and business partners, whose failure may also significantly impact its ability to provide business services.


Cautionary Statement

Statements by the Company in this document and in other contexts concerning its Year 2000 compliance efforts that are not historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements, including, but not limited to, the following:
(i) uncertainties relating to the ability of the Company to identify and address Year 2000 issues successfully and in a timely manner and at costs that are reasonably in line with the Company's estimates; and (ii) the ability of the Company's vendors, suppliers, other service providers and customers to identify and address successfully their own Year 2000 issues in a timely manner.

Conversion to the Euro

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). The Company conducts business in member countries. The transition period for the introduction of the Euro will be between January 1, 1999, and June 30, 2002. The Company is addressing the issues involved with the introduction of the Euro. The major important issues facing the Company include: converting information technology systems; reassessing currency risk; negotiating and amending contracts; and processing tax and accounting records.

Based upon progress to date the Company believes that use of the Euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the Euro is not expected to have a material effect on the Company's financial condition or results of operations.

                          PART II - OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES


     (c) RECENT SALES OF UNREGISTERED SECURITIES

          (1) On january 4, 1999, a subsidiary of the registrant acquired substantially all of the assets and assumed substantially all the liabilities of two affiliated companies in consideration for which the registrant paid $8,321,000 in cash and issued a total of 123,435 shares of the registrant's common stock par value $.10 Per share ("interpublic stock") to the security holders of the affiliated companies. The shares of interpublic stock had a market value of $8,321,000 on the date of issuance.


          The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

          (2) On January 4, 1999, the Registrant issued a total of 30,843 shares of Interpublic Stock to shareholders of a foreign company as an installment payment of purchase price for 40% of the capital stock of the foreign company. The Interpublic Stock issued had a market value of $2,129,000 on the date of issuance.

          The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (3) On January 11, 1999, a subsidiary of the Registrant acquired all of the issued and outstanding shares of a company in consideration for which the Registrant paid $500,000 in cash and issued 9,477 shares of Interpublic Stock to the shareholder of the company. The shares of Interpublic Stock had a market value of $750,000 on the date of issuance.

          The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Regulation S under the Securities Act.

          (4) On January 13, 1999, the Registrant paid $544,000 and issued a total of 16,618 shares of Interpublic Stock to shareholders of a foreign company as an installment payment of purchase price for 75% of the capital stock of the foreign company. The Interpublic Stock issued had a market value of $1,282,000 on the date of issuance.

          The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (5) On January 15, 1999 the Registrant paid $2,535,000 and issued a total of 33,150 shares to shareholders of a company as an installment of purchase price for the acquisition of the assets and assumption of the liabilities of the company by a subsidiary of the Registrant. The Interpublic Stock issued had a market value of $2,578,000 on the date of issuance.

          The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act based on the accredited investor status or sophistication of the shareholders.

          (6) On January 21, 1999, the Registrant acquired a company in consideration for which it issued a total of 52,500 shares of Interpublic Stock to the acquired company's shareholders. The shares of Interpublic Stock had a market value of $4,000,000 on the date of issuance.

          The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D under the Securities Act, based on the accredited investor status or sophistication of the shareholders of the acquired company.

          (7) On February 23, 1999, the Registrant acquired 75% of the capital stock of each of two companies and 60% of the capital stock of each of two other companies all of which are affiliated in consideration for which the Registrant paid a total of $2,519,000 in cash and issued 14,101 shares of Interpublic Stock to the stockholders of the affiliated companies. The Interpublic Stock was valued at $1,097,000 on the date of issuance.

          The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (8) On February 24, 1999, a subsidiary of the Registrant acquired 49% of each of two companies in consideration for which the Registrant paid $9,100,000 and issued a total 64,788 shares of its common stock to the acquired company's shareholder. The shares of Interpublic stock had a market value of $4,900,000 on the date of issuance.

          The shares of Interpublic Stock were issued by the Registrant without registration in an "off-shore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (9) On February 28, 1999, the Registrant acquired a company in consideration for which it issued a total of 91,017 shares of Interpublic Stock to the acquired company's former shareholder. The shares of Interpublic Stock had a market value of $6,981,500 on the date of issuance.

          The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D, based on the accredited investor status or sophistication of the former shareholder of the acquired company.

          (10) On March 4, 1999, a subsidiary of the Registrant acquired 19.56% of the capital stock of a company in consideration for which the Registrant paid $535,000 in cash and issued 3,885 shares of Interpublic Stock to the minority shareholders of the company. The shares of Interpublic Stock were valued at $291,000 on the date of issuance.

          The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (11) On March 5, 1999, a subsidiary of the Registrant, acquired a company in consideration for which the Registrant paid $6,000,000 and issued a total of 39,526 shares of its common stock to the acquired company's former shareholders. The shares of Interpublic stock had a market value of $3,000,000 on the date of issuance.

          The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

          (12) On March 31, 1999, a subsidiary of the Registrant, acquired 49% of a company in consideration for which the Registrant paid $3,500,000 and issued a total of 20,000 shares of Interpublic Stock to the acquired company's shareholders. The shares of Interpublic Stock had a market value of $1,500,000 the date of issuance.

          The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS

         Exhibit 10(a) Note Purchase Agreement, dated January 21, 1999 between The Interpublic Group of Companies, Inc. ("Registrant") and The Prudential Insurance Company of America.

         Exhibit 10(b) Note, dated January 21, 1999 of the Registrant in the principal amount of $20,000,000.

         Exhibit 10(c) Note, dated January 21, 1999 of the Registrant in the principal amount of $5,000,000.

         Exhibit 10(d) Supplemental Agreement made as of January 21, 1999 to an Employment Agreement made as of July 1, 1995 between Registrant and Eugene P. Beard.

         Exhibit 10(e) Supplemental Agreement made as of January 1, 1999 to an Employment Agreement made as of January 1, 1994 between the Registrant and John J. Dooner, Jr.


         Exhibit 10(f) Supplemental Agreement made as of March 24, 1999 to an Employment Agreement made as of August 11, 1994 among Registrant, Ammirati Puris Lintas Inc. and Martin F. Puris.

         Exhibit 10(g) Term Loan Agreement between Registrant and Wachovia Bank, N.A., dated January 27, 1999.


         Exhibit 10(h) Note of the Registrant, dated January 27, 1999 in the Principal Amount of $25,000,000.


         Exhibit 11        Computation of Earnings Per Share.


         Exhibit 27        Financial Data Schedule.


    (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed on behalf of the Registrant for the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                                    (Registrant)


Date:    May 14, 1999                   BY /S/ PHILIP H. GEIER, JR.
                                               Philip H. Geier, Jr.
                                               Chairman of the Board
                                               President and Chief Executive
                                               Officer


Date:    May 14, 1999                   BY /S/ EUGENE P. BEARD
                                               Eugene P. Beard
                                               Vice Chairman -
                                               Finance and Operations

                                INDEX TO EXHIBITS


Exhibit No.        Description
-----------        -----------


Exhibit 10(a) Note Purchase Agreement, dated January 21, 1999 between The Interpublic Group of Companies, Inc. ("Registrant") and The Prudential Insurance Company of America.

Exhibit 10(b) Note, dated January 21, 1999 of the Registrant in the principal amount of $20,000,000.

Exhibit 10(c) Note, dated January 21, 1999 of the Registrant in the principal amount of $5,000,000.

Exhibit 10(d) Supplemental Agreement made as of January 21, 1999 to an Employment Agreement made as of July 1, 1995 between Registrant and Eugene P. Beard.

Exhibit 10(e) Supplemental Agreement made as of January 1, 1999 to an Employment Agreement made as of January 1, 1994 between the Registrant and John J. Dooner, Jr.

Exhibit 10(f) Supplemental Agreement made as of March 24, 1999 to an Employment Agreement made as of August 11, 1994 among Registrant, Ammirati Puris Lintas Inc. and Martin F. Puris.

Exhibit 10(g) Term Loan Agreement between Registrant and Wachovia Bank, N.A., dated January 27, 1999.


Exhibit 10(h) Note of the Registrant, dated January 27, 1999 in the Principal Amount of $25,000,000.

Exhibit 11         Computation of Earnings Per Share.

Exhibit 27         Financial Data Schedule.