Form 10-Q
period 1999-06-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 1999-08-13
CIK 51644

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

                  For the quarterly period ended June 30, 1999

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

Registrant's telephone number, including area code (212) 399-8000
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at July 31, 1999: 282,011,856 shares.

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                                    I N D E X

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Balance Sheet
                   June 30, 1999 (unaudited) and
                   December 31, 1998                                       3-4

                  Consolidated Income Statement
                   Three months ended June 30, 1999
                   and 1998 (unaudited)                                    5

                  Consolidated Income Statement
                   Six months ended June 30, 1999
                   and 1998 (unaudited)                                    6

                  Consolidated Statement of Comprehensive Income
                   Three months ended June 30, 1999
                   and 1998 (unaudited)                                    7

                  Consolidated Statement of Comprehensive Income
                   Six months ended June 30, 1999
                   and 1998 (unaudited)                                    8

                  Consolidated Statement of Cash Flows
                   Six months ended June 30, 1999
                   and 1998 (unaudited)                                    9

                  Notes to Consolidated Financial Statements (unaudited)   10

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            11-14

PART II.  OTHER INFORMATION

     Item 2.   Changes in Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 6.   Exhibits and Reports on Form 8-K

     SIGNATURES

     INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                     ASSETS

                                                 June 30,    December 31,
                                                   1999          1998

                                                (unaudited)
                                               ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents (includes
    certificates of deposit:  1999-$303,125;
                              1998-$152,064)    $  853,027      $  808,803
  Marketable securities, at cost which
    approximates market                             46,386          31,733
  Receivables (less allowance for doubtful
    accounts: 1999-$46,466; 1998-$53,093)        3,981,285       3,522,616
  Expenditures billable to clients                 340,145         276,610
  Prepaid expenses and other current assets        152,391         137,183
                                                ----------      ----------
    Total current assets                         5,373,234       4,776,945
                                                ----------      ----------
OTHER ASSETS:
  Investment in unconsolidated affiliates           57,532          47,561
  Deferred taxes on income                          93,926          97,350
  Other investments and miscellaneous assets       333,496         299,967
                                                ----------       ---------
    Total other assets                             484,954         444,878
                                                ----------       ---------
FIXED ASSETS, at cost:
  Land and buildings                                88,468          95,228
  Furniture and equipment                          667,243         650,037
                                                ----------       ---------
                                                   755,711         745,265
  Less: accumulated depreciation                   438,550         420,864
                                                ----------       ---------
                                                   317,161         324,401
  Unamortized leasehold improvements               120,757         115,200
                                                ----------       ---------
  Total fixed assets                               437,918         439,601
                                                ----------       ---------
INTANGIBLE ASSETS (net of accumulated
  amortization: 1999-$536,282;
                1998-$504,787)                   1,393,241       1,281,399
                                                ----------      ----------
TOTAL ASSETS                                    $7,689,347      $6,942,823
                                                ==========      ==========

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands Except Per Share Data)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  June 30,    December 31,
                                                    1999          1998<F1>
                                                (unaudited)
                                                ------------   ------------
CURRENT LIABILITIES:
  Payable to banks                              $  249,327       $  214,464
  Accounts payable                               4,059,203        3,613,699
  Accrued expenses                                 450,416          624,517
  Accrued income taxes                             228,045          205,672
                                                ----------       ----------
    Total current liabilities                    4,986,991        4,658,352
                                                ----------       ----------
NONCURRENT LIABILITIES:
  Long-term debt                                   335,997          298,691
  Convertible subordinated notes                   511,447          207,927
  Deferred compensation and reserve
    for termination liabilities                    308,690          319,526
  Accrued postretirement benefits                   49,046           48,616
  Other noncurrent liabilities                      93,458           88,691
  Minority interests in
    consolidated subsidiaries                       59,718           55,928
                                                ----------       ----------
    Total noncurrent liabilities                 1,358,356        1,019,379
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued: none
  Common Stock, $.10 par value
    shares authorized: 550,000,000
    shares issued:
         1999 - 295,179,952
         1998 - 291,445,158                         29,518           29,145
  Additional paid-in capital                       759,097          652,692
  Retained earnings                              1,240,798        1,101,792
  Accumulated other comprehensive income          (241,811)        (160,476)
                                                ----------       ----------
                                                 1,787,602        1,623,153
Less:  Treasury stock, at cost:
    1999 - 13,634,912 shares
    1998 - 12,374,344 shares                       363,746          286,713
Unamortized expense of restricted
    stock grants                                    79,856           71,348
                                                ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                       1,344,000        1,265,092
                                                ----------       ----------
COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $7,689,347       $6,942,823
                                                ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

<F1> All  share  data adjusted to reflect two-for-one stock split effective July
     15, 1999.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                           THREE MONTHS ENDED JUNE 30
                  (Dollars in Thousands Except Per Share Data)
                                   (unaudited)

                                                 1999             1998<F1>
                                                 ----             ----
Revenue                                      $ 1,096,621      $ 1,003,090
Other income, net                                 37,812           29,152
                                             -----------      -----------
     Gross income                              1,134,433        1,032,242
                                             -----------      -----------
Costs and expenses:
  Operating expenses                             873,170          807,560
  Interest                                        16,497           14,564
                                             -----------      -----------
     Total costs and expenses                    889,667          822,124
                                             -----------      -----------

Income before provision for income taxes         244,766          210,118

Provision for income taxes                        98,878           86,665
                                             -----------      -----------
Income of consolidated companies                 145,888          123,453
Income applicable to minority interests           (8,905)          (6,360)
Equity in net income of unconsolidated
  affiliates                                       2,426            1,418
                                             -----------      -----------
Net income                                   $   139,409      $   118,511
                                             ===========      ===========
Weighted average shares:
  Basic                                      273,862,855      271,437,338
  Diluted                                    292,978,367      288,955,570

Earnings Per Share:
  Basic                                      $       .51      $       .44
  Diluted                                    $       .49      $       .42

Dividends per share                          $       .085     $       .075


The accompanying notes are an integral part of these consolidated financial statements.

<F1> All share data adjusted to  reflect two-for-one stock split effective  July
     15, 1999.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                            SIX MONTHS ENDED JUNE 30
                  (Dollars in Thousands Except Per Share Data)
                                   (unaudited)

                                                 1999             1998<F1>
                                                 ----             ----
Revenue                                      $ 2,004,702      $ 1,820,120
Other income, net                                 54,811           43,305
                                             -----------      -----------
     Gross income                              2,059,513        1,863,425
                                             -----------      -----------
Costs and expenses:
  Operating expenses                           1,703,300        1,560,516
  Interest                                        30,443           27,365
                                             -----------      -----------
     Total costs and expenses                  1,733,743        1,587,881
                                             -----------      -----------

Income before provision for income taxes         325,770          275,544

Provision for income taxes                       132,495          112,163
                                             -----------      -----------
Income of consolidated companies                 193,275          163,381
Income applicable to minority interests          (12,505)          (9,200)
Equity in net income of unconsolidated
  affiliates                                       3,424            2,069
                                             -----------      -----------
Net income                                   $   184,194      $   156,250
                                             ===========      ===========
Weighted average shares:
  Basic                                      273,198,358      270,905,717
  Diluted                                    290,450,560      281,370,273

Earnings Per Share:
  Basic                                      $       .67      $       .58
  Diluted                                    $       .65      $       .56

Dividends per share                          $       .16      $       .14


The accompanying notes are an integral part of these consolidated financial statements.

<F1> All share data adjusted to reflect  two-for-one  stock split effective July
     15, 1999.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           THREE MONTHS ENDED JUNE 30
                             (Dollars in Thousands)
                                   (unaudited)

                                                  1999           1998
                                                  ----           ----
Net Income                                      $ 139,409      $ 118,511
                                                ---------      ---------
Other Comprehensive Income, net of tax:

Foreign Currency Translation Adjustments          (20,189)        (2,711)

Net Unrealized Gains/(Losses) on Securities       (23,452)        (3,206)
                                                ---------      ---------
Other Comprehensive Income/(Loss)                 (43,641)        (5,917)
                                                ---------      ---------
Comprehensive Income                            $  95,768       $112,594
                                                =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            SIX MONTHS ENDED JUNE 30
                             (Dollars in Thousands)
                                   (unaudited)

                                                  1999           1998
                                                  ----           ----
Net Income                                      $ 184,194      $ 156,250
                                                ---------      ---------
Other Comprehensive Income, net of tax:

Foreign Currency Translation Adjustments          (80,656)       (17,519)

Net Unrealized Gains/(Losses) on Securities          (679)           955
                                                ---------      ---------
Other Comprehensive Income/(Loss)                 (81,335)       (16,564)
                                                ---------      ---------
Comprehensive Income                            $ 102,859       $139,686
                                                =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30
                             (Dollars in Thousands)
                                   (unaudited)
                                                           1999          1998
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $184,194      $ 156,250
Adjustments to reconcile net income to cash
    provided by operating activities:
  Depreciation and amortization of fixed assets           52,200         46,380
  Amortization of intangible assets                       31,495         26,137
  Amortization of restricted stock awards                 12,227          9,582
  Equity in net income of unconsolidated
   affiliates                                             (3,424)        (2,069)
  Income applicable to minority interests                 12,505          9,200
  Translation losses                                         798         (8,966)
  Net gain from sale of investments                       (9,738)        (6,255)
  Other                                                    1,429         (7,474)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                           (544,290)      (231,002)
  Expenditures billable to clients                       (61,063)       (48,099)
  Prepaid expenses and other assets                      (17,030)       (24,245)
  Accounts payable and other liabilities                 355,862        139,303
  Accrued income taxes                                    26,368         18,567
  Deferred income taxes                                   (1,387)           810
  Deferred compensation and reserve for
    termination allowances                                  (366)         5,818
                                                       ---------      ---------
Net cash provided by operating activities                 39,780         83,937
CASH FLOWS FROM INVESTING ACTIVITIES:                  ---------      ---------
  Acquisitions                                          (130,792)       (58,583)
  Proceeds from sale of investments                       17,019         16,199
  Capital expenditures                                   (52,209)       (60,376)
  Net purchases of marketable securities                 (18,308)       (21,939)
  Other investments and miscellaneous assets             (41,685)        (8,452)
  Investments in unconsolidated affiliates                (4,160)        (7,073)
                                                       ---------      ---------
Net cash used in investing activities                   (230,135)      (140,224)
CASH FLOWS FROM FINANCING ACTIVITIES:                  ---------      ---------
  Increase in short-term borrowings                       45,704         88,206
  Proceeds from long-term debt                           354,078          7,078
  Payments of long-term debt                              (5,791)        (4,285)
  Treasury stock acquired                               (126,977)      (106,146)
  Issuance of common stock                                40,400         19,805
  Cash dividends - pooled companies                            -         (2,915)
  Cash dividends - Interpublic                           (43,755)       (36,612)
                                                       ---------      ---------
Net cash provided by/(used in) financing activities      263,659        (34,869)
                                                       ---------      ---------
Effect of exchange rates on cash and cash
  equivalents                                            (29,080)        (7,965)
                                                       ---------      ---------
Increase/(decrease) in cash and cash equivalents          44,224        (99,121)

Cash and cash equivalents at
  beginning of year                                      808,803        738,112
                                                       ---------      ---------
Cash and cash equivalents at end of period              $853,027      $ 638,991
                                                       =========      =========
The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  1. Consolidated Financial Statements

     (a) In the opinion of management, the consolidated balance sheet as of June 30, 1999, the consolidated income statements for the three months and six months ended June 30, 1999 and 1998, the consolidated statement of comprehensive income for the three months and six months ended June 30, 1999 and 1998, and the consolidated statement of cash flows for the six months ended June 30, 1999 and 1998, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash  flows  at  June 30,  1999  and  for  all  periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Interpublic Group of Companies, Inc.'s (the "Company") December 31, 1998 annual report to stockholders.

     (b) Statement of Financial Accounting Standards (SFAS) No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $65.8 million and $103.9 million in the first six months of 1999 and 1998, respectively. Interest payments during the first six months of 1999 and 1998 were approximately $17.7 million and $20.8 million, respectively.

     (c) In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
          133). SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and later recognized in earnings at the same time as the related hedged transactions. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial condition. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 for one year to fiscal years beginning after June 15, 2000.

     (d) On May 17, 1999, the Board of Directors announced a 2 for 1 stock split, payable July 15, 1999, to shareholders of record at the close of business on June 29, 1999. All per share data has been restated in the accompanying consolidated financial statements to reflect the 2 for 1 stock split.

Item 2

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1999 was $386.2 million, an increase of $267.7 million from December 31, 1998. The increase in working capital was largely attributable to net proceeds of approximately $295 million from the 1.87% Convertible Subordinated Notes due 2006 issued in June, 1999. The ratio of current assets to current liabilities was approximately 1.1 to 1 at June 30, 1999.

Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be so in the future. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first six months of 1999, the Company acquired 3,354,292 shares of its own stock for approximately $127 million for the purpose of fulfilling the Company's obligations under its various compensation plans.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Total revenue for the three months ended June 30, 1999 increased $93.5 million, or 9.3%, to $1,096.6 million compared to the same period in 1998. Domestic revenue increased $66.7 million or 13.2% from 1998 levels. Foreign revenue increased $26.8 million or 5.4% during the second quarter of 1999 compared to 1998. Foreign revenue would have increased 9.8%, except for the strengthening of the U.S. dollar against certain major currencies. Other income, net, increased by $8.7 million during the second quarter of 1999 compared to the same period in 1998.

Operating expenses increased $65.6 million or 8.1% during the three months ended June 30, 1999 compared to the same period in 1998. Interest expense increased 13.3% as compared to the same period in 1998.

Pretax income increased $34.6 million or 16.5% during the three months ended June 30, 1999 compared to the same period in 1998.

The increase in total revenue, operating expenses, and pretax income is primarily due to the effect of new business gains.

Net losses from exchange and translation of foreign currencies for the three months ended June 30, 1999 were approximately $.3 million versus $1.4 million for the same period in 1998.

The effective tax rate for the three months ended June 30, 1999 was 40.4%, as compared to 41.2% in 1998.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Total revenue for the six months ended June 30, 1999, increased $184.6 million, or 10.1%, to $2,004.7 million compared to the same period in 1998. Domestic revenue increased $118.3 million or 12.6% from 1998 levels. Foreign revenue increased $66.2 million or 7.5% during the first six months of 1999 compared to 1998. Foreign revenue would have increased 11%, except for the strengthening of the U.S. dollar against certain major currencies. Other income increased $11.5 million in the first six months of 1999 compared to the same period in 1998.

Operating expenses increased $142.8 million or 9.1% during the six months ended June 30, 1999 compared to the same period in 1998. Interest expense increased 11.2% during the six months ended June 30, 1999 as compared to the same six month period in 1998.

Pretax income increased $50.2 million or 18.2% during the six months ended June 30, 1999 compared to the same period in 1998.

The increase in total revenue, operating expenses, and pretax income is primarily due to the effect of new business gains.

Net losses from exchange and translation of foreign currencies for the six months ended June 30, 1999 were approximately $1.2 million versus $2.2 million for the same period in 1998.

The effective tax rate for the six months ended June 30, 1999 was 40.7%, unchanged from the same period in 1998.

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

In 1997, the Company established a Y2K Project Management Office and shortly thereafter created a Y2K Task Force, comprised of representatives from the operating companies. Through the Y2K Task Force, the Company in conjunction with outside consultants, is working to address the impact of the Year 2000 Issue on the Company. The Company has inventoried and assessed date sensitive computer software applications, and approximately 35% of systems were identified as requiring some degree of remediation. In addition, the Company has reviewed all of its hardware believed to contain embedded chips, including personal computers, file servers, mid-range and mainframe computers, telephone switches and routers. The Company has also investigated its security systems, life safety systems, HVAC systems and elevators in the majority of its facilities. As part of this effort, the Company has identified those systems and applications that are deemed "mission critical", which are being handled on a priority basis and has developed a detailed project and remediation plan that includes system testing schedules and contingency planning. To date the Company has completed approximately 95% of its remediation and compliance testing for "mission critical" applications, with the remaining 5% scheduled for completion by September 30, 1999. The Company's Board of Directors, through the Audit Committee, has been monitoring the progress of this project. Project progress reports are given to the Audit Committee at each regularly scheduled Audit Committee meeting.

The Company estimates that the modification and testing of its hardware and software will cost approximately $20 million, of which approximately 80% has been spent to date. These costs are being expensed. In addition, the Company has accelerated the implementation of a number of business process re-engineering projects over the past few years that have provided both Year 2000 readiness and increased functionality of certain systems. The Company estimates that the hardware and software costs incurred in connection with these projects are approximately $55 million, which are being capitalized. Included in the above-mentioned Y2K costs are internal costs incurred for the Y2K project which are primarily payroll related costs for the information systems groups. A substantial portion of these estimated costs relates to systems and applications that were anticipated and budgeted. All of the above amounts have been updated to include companies acquired through the second quarter of 1999.

The Company is also in the process of developing contingency plans for affected areas of its operations. The Y2K Project Management Office has drafted a Contingency Plan Guideline. This guideline requires the development of contingency plans for applications, vendors, facilities, business partners and clients. The contingency plans continue to be developed and refined to cover those elements of the business that have been deemed "mission critical" and extend beyond software applications. The contingency plans include procedures for workforce mobilization, crisis management, facilities management, disaster recovery and damage control, and are scheduled for completion by September 30, 1999. The Company nevertheless recognizes that contingency plans may need to be adjusted thereafter and therefore considers them working documents.

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

The Company's efforts to address the Year 2000 Issue are designed to avoid any material adverse effect on its operations or financial condition. Notwithstanding these efforts, however, there is no assurance that the Company will not encounter difficulties due to the Year 2000 Issue. The "most reasonably likely worst case scenario" would be a significant limitation on the Company's ability to continue to provide business services for an undetermined duration in those offices encountering difficulties. The Company also recognizes that it is dependent upon infrastructure services and third parties, including suppliers, broadcasters, utility providers and business partners, whose failure may also significantly impact its ability to provide business services.


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

                        PART II - OTHER INFORMATION


Item 2.   CHANGES IN SECURITIES


     (1) On April 1, 1999, the Registrant paid $106,000 and issued a total of 6,564 shares of Common Stock of the Registrant, par value $.10 per share (the "Interpublic Stock") to shareholders of a foreign company as an installment payment of the purchase price for 60% of the capital stock of the foreign company. The Interpublic Stock issued had a market value of $248,000 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903 (b) (3) of Regulation S under the Securities Act.

     (2) On April 6, 1999 the Registrant issued shares to the acquired company's former shareholders as the first installment payment for 100% of the company's capital stock. A total of 104,400 shares of Interpublic stock were issued and had a market value on the date of issuance of $3,848,800.

In connection with the above installment payment an additional payment was issued to the former shareholder's of this acquired company on April 28, 1999. A total of 10,764 shares of Interpublic stock were issued with a total market value of $396,800.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in reliance on Rule 506 of Regulation D under the Securities Act based on the accredited investor status or sophistication of the shareholders.

     (3) On April 7, 1999, the Registrant issued a total of 445,578 shares of Interpublic Stock to shareholders of a domestic company as an installment payment of purchase price for substantially all of the assets of the domestic company. The Interpublic Stock issued had a market value of $16,792,721 on the date of issuance.

         The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4 (2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

     (4) On April 9, 1999, the Registrant issued 19,236 shares of Interpublic Stock and paid $2,087,617 in cash to the former shareholder of a company which previously was acquired. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $695,872 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

     (5) On April 15, 1999, the Registrant issued 18,456 shares of Interpublic Stock and paid $4,000,000 to shareholders of a foreign corporation in connection with the acquisition of 35% of the capital stock of the foreign corporation. The Interpublic Stock issued had a market value of $700,000 on the date of issuance.

The transaction was effected in an "offshore transaction" and in accordance with the "offering restrictions" and "no directed selling efforts" requirements of Rule 903(a) and 903(b)(3)(iii) of Regulation S under the Securities Act of 1933."

     (6) On April 22, 1999, the Registrant issued a total of 62,890 shares of Interpublic Stock to shareholders of a domestic company as an installment payment of purchase price of substantially all of the assets of the domestic company. The Interpublic Stock issued had a market value of $2,325,947 on the date of issuance.

         The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4 (2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

     (7) On April 23, 1999, the Registrant paid $224,000 and issued a total of 1,960 shares of Interpublic Stock to shareholders of a foreign company as an installment payment of purchase price for 65% of the capital stock of the foreign company. The Interpublic Stock issued had a market value of $73,550 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903 (b) (3) of Regulation S under the Securities Act.

         (8) On May 5, 1999, the Registrant issued a total of 52,500 shares of Interpublic Stock to shareholders of a company as an installment of the purchase price for the acquisition of 51% of the capital stock of the company. The shares of Interpublic Stock had a market value of $2,000,000 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registrant in reliance on Rule 506 of Regulation D under the Securities Act, based on the accredited investor status or sophistication of the shareholders of the acquired company.

         (9) On May 6, 1999, the Registrant paid $920,000 and issued 8,364 shares of Interpublic Stock to shareholders of a foreign company in connection with the acquisition of 25% of the foreign corporation. The Interpublic Stock issued had a market value of $308,952 on the date of issuance.

The transaction was effected in an "offshore transaction" and in accordance with the "offering restrictions" and "no directed selling efforts" requirements of Rule 903(a) and 903(b)(3)(iii) of Regulation S under the Securities Act of 1933."

         (10) On May 7, 1999, a subsidiary of the Registrant acquired 100% of the capital stock of a company in consideration for which Registrant paid $611,437.50 in cash and issued 15,940 shares of Interpublic Stock to the shareholders of the acquired company.
The shares of Interpublic Stock were valued at $597,750 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

         (11) On May 26, 1999, the Registrant issued a total of 85,572 shares of Interpublic Stock to shareholders of two affiliated domestic companies as an installment payment of the purchase price of substantially all of the assets of the companies. In connection with this installment payment, on June 17, 1999, the Registrant paid $553,554 in cash. The Interpublic Stock issued had a market value of $3,176,861 on the date of issuance.

         The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4 (2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

     (12) On June 1, 1999, the Registrant issued $361,000,000 principal amount at maturity of 1.87% Convertible Subordinated Notes with a scheduled maturity in 2006 (the "2006 Notes") in a private placement. The issue price of the 2006

Notes was 83.018% of the principal amount at maturity. The 2006 Notes are convertible into Common Stock of the Registrant at any time after the latest date of original issuance thereof through maturity, unless previously redeemed or otherwise purchased by the Registrant. The current conversion rate is 17.616 shares of Common Stock per $1,000 principal amount at maturity of the 2006 Notes, subject to adjustment in certain events. The 2006 Note holders have the right to require the Registrant to redeem the 2006 Notes upon the occurrence of a Fundamental Change, as defined in the 2006 Notes, as a whole or in part, at a price initially equal to $830.18 per $1,000 principal amount and increasing thereafter in increments to $896.20 per $1,000 on June 1, 2002 and thereafter at the redemption price at which the Registrant may redeem the 2006 Notes. The Registrant may redeem the 2006 Notes, in whole or in part, at any time after June 5, 2002 initially at $896.67 per $1,000 principal amount and at increasing prices thereafter to $1,000 per $1,000 principal amount on June 1, 2006. Unless the 2006 Notes are redeemed, repaid or converted prior thereto, the 2006 Notes will mature on June 1, 2006 at their principal amount. The proceeds of this issuance are being used for general corporate purposes, which may include the retirement of indebtedness.

Morgan Stanley & Co. Incorporated, a Delaware corporation ("Morgan Stanley") acted as lead Initial Purchaser for the 2006 Notes. Of the total principal amount, (i) $360,700,000 in principal amount 2006 Notes were distributed to "Qualified Institutional Buyers" (as defined in Rule 144A under the Act) in compliance with Rule 144A and (ii) $300,000 principal amount of 2006 Notes were distributed to a limited number of other institutional "Accredited Investors" (as defined in Rule 501 (a) (1), (2), (3) or (7) under the Act that, prior to their purchase of the 2006 Notes, delivered to the Registrant and Morgan Stanley a letter containing certain representations and agreements. The 2006 Notes and the shares of the Registrant's Common Stock into which the 2006 Notes may be converted were not registered under the Act when issued. However, in accordance with the terms of a registration rights agreement between the Registrant and the initial purchasers, entered into in connection with the private placement, the Registrant is under an obligation to use reasonable efforts to file and keep effective a shelf registration statement, covering the resale of the 2006 Notes and the underlying Common Stock until either (i) all securities covered by the shelf registration statement have been sold; or (ii) the expiration of the holding period applicable under Rule 144(k) of the Act, or any successor provision. The Registrant filed such shelf registration statement with the SEC on August 5, 1999.

The 2006 Notes were issued by the Registrant without registration in reliance upon Section 4(2) of the Act.

     (13) On June 3, 1999, the Registrant paid $2,688,000 and issued a total of 30,576 shares of Interpublic Stock to shareholders of a foreign company as an installment payment of purchase price for 71% of the capital stock of the foreign company. The Interpublic Stock issued had a market value of $1,177,503 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903 (b) (3) of Regulation S under the Securities Act.

     (14) On June 7, 1999, the Registrant issued 7,946 shares of Interpublic Stock and paid $862,500 in cash to the former shareholder of a company which previously was acquired. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $287,500 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

     (15) On June 7, 1999, the Registrant issued 33,016 shares of Interpublic Stock to the former shareholders of a company which previously was acquired. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,194,398 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

     (16) On June 10, 1999, the Registrant issued 48,970 shares of Interpublic Stock to a shareholder of a foreign company as an installment payment of purchase price for 50% of the capital stock of the foreign company. The
Interpublic Stock issued had a market value of $1,878,402 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903 (b) (3) of Regulation S under the Securities Act.

     (17) On June 10, 1999, a subsidiary of the Registrant acquired 80% of the issued and outstanding shares of a company in consideration for which the Registrant paid $18,302,400 in cash and issued 318,450 shares of Interpublic Stock to the acquired company's shareholders. The shares of Interpublic Stock had a market value of $12,201,600 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in reliance on Section 4(2) of the Securities Act.

All amounts of shares of Interpublic Stock reported in this Item 2 have been adjusted for a 2-for-1 stock split of the Registrant's Common Stock effective July 15, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) This item is answered in respect of the Annual Meeting of Stockholders held on May 17, 1999.

         (b) No response is required to Paragraph (b) because (i) proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended; (ii) there was no solicitation in opposition to Management=s nominees as listed in the proxy statement; and (iii) all such nominees were elected.

         (c) At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

         --  Proposal to approve Management=s nominees for director as follows:

                                                 BROKER
             NOMINEE               FOR          WITHHELD         NONVOTES
             -------               ---          --------         --------
         Eugene P. Beard       115,155,201       674,240             0
         Frank J. Borelli      115,142,819       686,622             0
         Reginald K. Brack     115,148,472       680,969             0
         Jill M. Considine     115,141,345       688,096             0
         John J. Dooner, Jr    115,150,954       678,487             0
         Philip H. Geier, Jr   115,154,016       675,425             0
         Frank B. Lowe         115,140,845       688,596             0
         Leif H. Olsen         115,137,970       691,471             0
         Martin F. Puris       115,085,971       743,470             0
         Allen Questrom        115,141,205       688,236             0
         J. Phillip Samper      99,095,499    16,733,942             0

         -- Proposal to approve an amendment to the Registrant's Restated Certificate of Incorporation to increase the number of authorized shares of the Registrant's Common Stock, $.10 par value, to 550 million shares.

                                                                   BROKER
            FOR                 AGAINST          ABSTAIN          NONVOTES
            ---                 -------          -------          --------
          93,971,078           21,521,864        336,499             0

         --  Proposal to approve confirmation of independent accountants.

            FOR                 AGAINST          ABSTAIN          NONVOTES
            ---                 -------          -------          --------

         115,266,879            37,693           524,869             0

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   EXHIBITS


EXHIBIT NO.    DESCRIPTION
------------   -----------
Exhibit 3(i)   Restated  Certificate  of  Incorporation  of the  Registrant,  as
               amended.

Exhibit 4(a) Indenture, dated June 1, 1999 between the Registrant and The Bank of New York, as Trustee is not included as an Exhibit to this Report, but will be furnished to the Securities and Exchange Commission (the "Commission") upon its request.

Exhibit 4(b) Registration Rights Agreement, dated June 1, 1999 among the Registrant, Morgan Stanley & Co, Incorporated, Goldman, Sachs & Co. and Salomon Smith Barney Inc. is not included as an Exhibit to this Report, but will be furnished to the Commission upon its request.

Exhibit 10(a) Credit Agreement dated as of May 1, 1999 between the Registrant and HSBC Bank U.S.A.

Exhibit 10(b)  Note,  dated   May 1,  1999 and  executed  by  Registrant  in the
               principal amount of $25,000,000.

Exhibit 10(c)  Money Market Note, dated May 1, 1999 and executed by  Registrant.

Exhibit 10(d) Purchase Agreement, dated May 26, 1999, by and among the Registrant, Morgan Stanley & Co., Incorporated, Goldman,Sachs & Co. and Salomon Smith Barney Inc.

Exhibit 10(e) Plan Option Certificate of Registrant, dated June 4, 1999 for Frank J. Borelli.

Exhibit 10(f) Plan Option Certificate of Registrant, dated June 4, 1999 for Reginald K. Brack.

Exhibit 10(g) Plan Option Certificate of Registrant, dated June 4, 1999 for Jill M. Considine.

Exhibit 10(h) Plan Option Certificate of Registrant, dated June 4, 1999 for Leif H. Olsen.

Exhibit 10(i) Plan Option Certificate of Registrant, dated June 4, 1999 for Allen Questrom.

Exhibit 10(j)  Plan  Option  Certificate  of Registrant, dated  June 4, 1999 for
               J. Phillip Samper.

Exhibit 11     Computation of Earnings Per Share.

Exhibit 27     Financial Data Schedule.


         (b)   REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                                    (Registrant)


Date:    August 13, 1999                    BY /S/ PHILIP H. GEIER, JR.
                                               Philip H. Geier, Jr.
                                               Chairman of the Board
                                               President and Chief Executive
                                               Officer


Date:    August 13, 1999                    BY /S/ EUGENE P. BEARD
                                               Eugene P. Beard
                                               Vice Chairman -
                                               Finance and Operations


Date:    August 13, 1999                    BY /S/ FREDERICK MOLZ
                                               FREDERICK MOLZ
                                               Chief Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION
------------   -----------
Exhibit 3(i)   Restated  Certificate  of  Incorporation  of the  Registrant,  as
               amended.

Exhibit 4(a) Indenture, dated June 1, 1999 between the Registrant and The Bank of New York, as Trustee is not included as an Exhibit to this Report, but will be furnished to the Commission upon its request.

Exhibit 4(b) Registration Rights Agreement, dated June 1, 1999 among the Registrant, Morgan Stanley & Co, Incorporated, Goldman, Sachs & Co. and Salomon Smith Barney Inc. is not included as an Exhibit to this Report, but will be furnished to the Commission upon its request.

Exhibit 10(a) Credit Agreement dated as of May 1, 1999 between the Registrant and HSBC Bank U.S.A.

Exhibit 10(b) Note, dated May 1, 1999 and executed by Registrant in the principal amount of $25,000,000.

Exhibit 10(c)  Money Market Note, dated May 1, 1999 and executed by Registrant.

Exhibit 10(d) Purchase Agreement, dated May 26, 1999, by and among the Registrant, Morgan Stanley & Co., Incorporated, Goldman,Sachs & Co. and Salomon Smith Barney Inc.

Exhibit 10(e) Plan Option Certificate of Registrant, dated June 4, 1999 for Frank J. Borelli.

Exhibit 10(f) Plan Option Certificate of Registrant, dated June 4, 1999 for Reginald K. Brack.

Exhibit 10(g) Plan Option Certificate of Registrant, dated June 4, 1999 for Jill M. Considine.

Exhibit 10(h) Plan Option Certificate of Registrant, dated June 4, 1999 for Leif H. Olsen.

Exhibit 10(i) Plan Option Certificate of Registrant, dated June 4, 1999 for Allen Questrom.

Exhibit 10(j)  Plan  Option  Certificate  of Registrant, dated  June 4, 1999 for
               J. Phillip Samper.

Exhibit 11     Computation of Earnings Per Share.

Exhibit 27     Financial Data Schedule.