Form 10-Q
period 1999-09-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 1999-11-15
CIK 51644

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

                  For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at October 31, 1999: 280,651,942 shares.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                                    I N D E X

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Balance Sheet
                   September 30, 1999 (unaudited) and
                   December 31, 1998                                       3-4

                  Consolidated Income Statement
                   Three months ended September 30, 1999
                   and 1998 (unaudited)                                    5

                  Consolidated Income Statement
                   Nine months ended September 30, 1999
                   and 1998 (unaudited)                                    6

                  Consolidated Statement of Comprehensive Income
                   Three months ended September 30, 1999
                   and 1998 (unaudited)                                    7

                  Consolidated Statement of Comprehensive Income
                   Nine months ended September 30, 1999
                   and 1998 (unaudited)                                    8

                  Consolidated Statement of Cash Flows
                   Nine months ended September 30, 1999
                   and 1998 (unaudited)                                    9

                  Notes to Consolidated Financial Statements (unaudited)   10-11

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            12-15

PART II.  OTHER INFORMATION

     Item 2.   Changes in Securities

     Item 6.   Exhibits and Reports on Form 8-K

     SIGNATURES

     INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1
         THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                     ASSETS

                                               September 30,  December 31,
                                                   1999            1998
                                                (unaudited)
                                               ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents (includes
    certificates of deposit:  1999-$220,428;
                              1998-$152,064)    $  763,245      $  808,803
  Marketable securities, at cost which
    approximates market                             46,408          31,733
  Receivables (less allowance for doubtful
    accounts: 1999-$46,998; 1998-$53,093)        3,903,323       3,522,616
  Expenditures billable to clients                 376,645         276,610
  Prepaid expenses and other current assets        148,171         137,183
                                                ----------      ----------
    Total current assets                         5,237,792       4,776,945
                                                ----------      ----------
OTHER ASSETS:
  Investment in unconsolidated affiliates           60,132          47,561
  Deferred taxes on income                          81,759          97,350
  Other investments and miscellaneous assets       372,183         299,967
                                                ----------       ---------
    Total other assets                             514,074         444,878
                                                ----------       ---------
FIXED ASSETS, at cost:
  Land and buildings                                88,329          95,228
  Furniture and equipment                          694,586         650,037
                                                ----------       ---------
                                                   782,915         745,265
  Less: accumulated depreciation                   458,854         420,864
                                                ----------       ---------
                                                   324,061         324,401
  Unamortized leasehold improvements               126,368         115,200
                                                ----------       ---------
  Total fixed assets                               450,429         439,601
                                                ----------       ---------
INTANGIBLE ASSETS (net of accumulated
  amortization: 1999-$555,122;
                1998-$504,787)                   1,455,380       1,281,399
                                                ----------      ----------
TOTAL ASSETS                                    $7,657,675      $6,942,823
                                                ==========      ==========

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands Except Per Share Data)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,     December 31,
                                                    1999          1998<F1>
                                                (unaudited)
                                                ------------   ------------
CURRENT LIABILITIES:
  Payable to banks                              $  256,050       $  214,464
  Accounts payable                               3,897,163        3,613,699
  Accrued expenses                                 505,769          624,517
  Accrued income taxes                             242,867          205,672
                                                ----------       ----------
    Total current liabilities                    4,901,849        4,658,352
                                                ----------       ----------
NONCURRENT LIABILITIES:
  Long-term debt                                   339,543          298,691
  Convertible subordinated notes                   514,940          207,927
  Deferred compensation and reserve
    for termination liabilities                    327,202          319,526
  Accrued postretirement benefits                   49,046           48,616
  Other noncurrent liabilities                      84,829           88,691
  Minority interests in
    consolidated subsidiaries                       63,748           55,928
                                                ----------       ----------
    Total noncurrent liabilities                 1,379,308        1,019,379
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued: none
  Common Stock, $.10 par value
    shares authorized: 550,000,000
    shares issued:
         1999 - 296,284,686
         1998 - 291,445,158                         29,628           29,145
  Additional paid-in capital                       794,725          652,692
  Retained earnings                              1,276,061        1,101,792
  Accumulated other comprehensive income          (202,882)        (160,476)
                                                ----------       ----------
                                                 1,897,532        1,623,153
Less:  Treasury stock, at cost:
    1999 - 15,278,368 shares
    1998 - 12,374,344 shares                       436,672          286,713
Unamortized expense of restricted
    stock grants                                    84,342           71,348
                                                ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                       1,376,518        1,265,092
                                                ----------       ----------
COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $7,657,675       $6,942,823
                                                ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

<F1> All share data adjusted to reflect  two-for-one  stock split effective July
15, 1999.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                         THREE MONTHS ENDED SEPTEMBER 30
                  (Dollars in Thousands Except Per Share Data)
                                   (unaudited)

                                                 1999             1998<F1>
                                                 ----             ----
Revenue                                      $ 1,021,357      $   886,453
Other income, net                                 22,646           24,077
                                             -----------      -----------
     Gross income                              1,044,003          910,530
                                             -----------      -----------
Costs and expenses:
  Operating expenses                             914,821          804,912
  Interest                                        17,478           16,029
                                             -----------      -----------
     Total costs and expenses                    932,299          820,941
                                             -----------      -----------

Income before provision for income taxes         111,704           89,589

Provision for income taxes                        47,698           38,603
                                             -----------      -----------
Income of consolidated companies                  64,006           50,986
Income applicable to minority interests           (5,981)          (5,490)
Equity in net income of unconsolidated
  affiliates                                       1,019            1,491
                                             -----------      -----------
Net income                                   $    59,044      $    46,987
                                             ===========      ===========
Weighted average shares:
  Basic                                      274,301,278      270,915,168
  Diluted                                    284,743,575      280,464,242

Earnings Per Share:
  Basic                                      $       .22      $       .17
  Diluted                                    $       .21      $       .17

Dividends per share                          $       .085     $       .075


The accompanying notes are an integral part of these consolidated financial statements.

<F1> All share data adjusted to reflect  two-for-one  stock split effective July
15, 1999.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                         NINE MONTHS ENDED SEPTEMBER 30
                  (Dollars in Thousands Except Per Share Data)
                                   (unaudited)

                                                 1999             1998<F1>
                                                 ----             ----
Revenue                                      $ 3,026,058      $ 2,706,573
Other income, net                                 77,458           67,382
                                             -----------      -----------
     Gross income                              3,103,516        2,773,955
                                             -----------      -----------
Costs and expenses:
  Operating expenses                           2,618,122        2,365,428
  Interest                                        47,921           43,394
                                             -----------      -----------
     Total costs and expenses                  2,666,043        2,408,822
                                             -----------      -----------

Income before provision for income taxes         437,473          365,133

Provision for income taxes                       180,192          150,767
                                             -----------      -----------
Income of consolidated companies                 257,281          214,366
Income applicable to minority interests          (18,485)         (14,689)
Equity in net income of unconsolidated
  affiliates                                       4,442            3,560
                                             -----------      -----------
Net income                                   $   243,238      $   203,237
                                             ===========      ===========
Weighted average shares:
  Basic                                      273,565,998      270,908,867
  Diluted                                    284,086,231      281,068,263

Earnings Per Share:
  Basic                                      $       .89      $       .75
  Diluted                                    $       .86      $       .72

Dividends per share                          $       .245     $       .215


The accompanying notes are an integral part of these consolidated financial statements.

<F1> All share data adjusted to reflect  two-for-one  stock split effective July
15, 1999.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         THREE MONTHS ENDED SEPTEMBER 30
                             (Dollars in Thousands)
                                   (unaudited)

                                                  1999           1998
                                                  ----           ----
Net Income                                      $  59,044      $  46,987
                                                ---------      ---------
Other Comprehensive Income, net of tax:

Foreign Currency Translation Adjustments           13,636         (3,343)

Net Unrealized Gains on Securities                 25,293         30,049
                                                ---------      ---------
Other Comprehensive Income                         38,929         26,706
                                                ---------      ---------
Comprehensive Income                            $  97,973       $ 73,693
                                                =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         NINE MONTHS ENDED SEPTEMBER 30
                             (Dollars in Thousands)
                                   (unaudited)

                                                  1999           1998
                                                  ----           ----
Net Income                                      $ 243,238      $ 203,237
                                                ---------      ---------
Other Comprehensive Income, net of tax:

Foreign Currency Translation Adjustments          (67,019)        12,530

Net Unrealized Gains/(Losses) on Securities        24,613         (2,388)
                                                ---------      ---------
Other Comprehensive (Loss)/Income                 (42,406)        10,142
                                                ---------      ---------
Comprehensive Income                            $ 200,832       $213,379
                                                =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30
                             (Dollars in Thousands)
                                   (unaudited)
                                                           1999          1998
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $243,238      $ 203,237
Adjustments to reconcile net income to cash
    provided by operating activities:
  Depreciation and amortization of fixed assets           79,065         68,175
  Amortization of intangible assets                       50,335         41,727
  Amortization of restricted stock awards                 13,986         14,634
  Equity in net income of unconsolidated affiliates       (4,443)        (3,560)
  Income applicable to minority interests                 18,485         14,689
  Translation losses                                       1,183         (7,999)
  Net gain from sale of investments                      (13,952)        (7,579)
  Other                                                   (9,732)        (2,764)
Changes in assets and liabilities, net of acquisitions:
  Receivables                                           (384,465)          (102)
  Expenditures billable to clients                       (83,286)       (70,733)
  Prepaid expenses and other assets                      (12,341)       (29,472)
  Accounts payable and other liabilities                 161,280        (69,526)
  Accrued income taxes                                     7,570          4,918
  Deferred income taxes                                   (7,881)        (1,755)
  Deferred compensation and reserve for
    termination allowances                                11,202          2,249
                                                       ---------      ---------
Net cash provided by operating activities                 70,244        156,139
CASH FLOWS FROM INVESTING ACTIVITIES:                  ---------      ---------
  Acquisitions                                          (179,241)       (83,857)
  Proceeds from sale of investments                       39,734         22,841
  Capital expenditures                                   (89,457)       (85,554)
  Net purchases of marketable securities                 (17,174)        (9,331)
  Other investments and miscellaneous assets              10,358         (4,146)
  Investments in unconsolidated affiliates                (8,251)        (7,923)
                                                       ---------      ---------
Net cash used in investing activities                   (244,031)      (167,970)
CASH FLOWS FROM FINANCING ACTIVITIES:                  ---------      ---------
  Increase in short-term borrowings                       41,488         84,919
  Proceeds from long-term debt                           362,161          6,535
  Payments of long-term debt                             (20,910)       (23,796)
  ESOP Payment                                                            7,420
  Treasury stock acquired                               (209,024)      (148,639)
  Issuance of common stock                                51,687         26,795
  Cash dividends - pooled companies                            -         (2,861)
  Cash dividends - Interpublic                           (67,534)       (56,557)
                                                       ---------      ---------
Net cash provided by/(used in) financing activities      157,868       (106,184)
                                                       ---------      ---------
Effect of exchange rates on cash and cash
  equivalents                                            (29,639)         3,680
                                                       ---------      ---------
Increase/(decrease) in cash and cash equivalents         (45,558)      (114,335)

Cash and cash equivalents at
  beginning of year                                      808,803        738,112
                                                       ---------      ---------
Cash and cash equivalents at end of period              $763,245      $ 623,777
                                                       =========      =========
The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  1. Consolidated Financial Statements

     (a) In the opinion of management, the consolidated balance sheet as of September 30, 1999, the consolidated income statements for the three months and nine months ended September 30, 1999 and 1998, the consolidated statements of comprehensive income for the three months and nine months ended September 30, 1999 and 1998, and the consolidated statement of cash flows for the nine months ended September 30, 1999 and 1998, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Interpublic Group of Companies, Inc.'s (the "Company") December 31, 1998 annual report to stockholders.

     (b) Statement of Financial Accounting Standards (SFAS) No. 95 "Statement of Cash Flows" requires disclosures of specific cash payments and noncash investing and financing activities. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $118.9 million and $139.5 million in the first nine months of 1999 and 1998, respectively. Interest payments during the first nine months of 1999 and 1998 were approximately $32.8 million for each period.

     (c) In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and later recognized in earnings at the same time as the related hedged transactions. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial condition. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 for one year to fiscal years beginning after June 15, 2000.

     (d) On May 17, 1999, the Board of Directors announced a 2 for 1 stock split, payable July 15, 1999, to shareholders of record at the close of business on June 29, 1999. All share data has been restated in the accompanying consolidated financial statements to reflect the 2 for 1 stock split.

     (e) On October 29, 1999, the Company announced the merger of two of its agency networks - Ammirati Puris Lintas and Lowe & Partners Worldwide. The new agency network will be called Lowe Lintas & Partners Worldwide. The Company is currently assessing the potential financial implications of this merger.

     (f) On November 9, 1999, the Company announced an offer to acquire Brands Hatch Leisure Plc, a leading promoter of motorsport events, as well as an operator of leisure venues, in the United Kingdom. A Registration Statement on Form S-4 was filed on that date on behalf of the Registrant.

Item 2
          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1999 was $335.9 million, an increase of $217.4 million from December 31, 1998. The increase in working capital was largely attributable to net proceeds of approximately $295 million from the 1.87% Convertible Subordinated Notes due 2006 issued in June, 1999. The ratio of current assets to current liabilities was approximately 1.1 to 1 at September 30, 1999.

Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be so in the future. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first nine months of 1999, the Company acquired 5,419,698 shares of its own stock for approximately $209 million for the purpose of fulfilling the Company's obligations under its various compensation plans.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

Total revenue for the three months ended September 30, 1999 increased
$134.9 million, or 15.2%, to $1,021.4 million compared to the same period in 1998. Domestic revenue increased $101.7 million or 22.5% from 1998 levels. Foreign revenue increased $33.2 million or 7.6% during the third quarter of 1999 compared to 1998. Foreign revenue would have increased 11.5%, except for the strengthening of the U.S. dollar against certain major currencies. Other income, net, decreased by $1.4 million during the third quarter of 1999 compared to the same period in 1998.

Operating expenses increased $109.9 million or 13.7% during the three months ended September 30, 1999 compared to the same period in 1998. Interest expense increased 9% as compared to the same period in 1998.

Pretax income increased $22.1 million or 24.7% during the three months ended September 30, 1999 compared to the same period in 1998.

The increase in total revenue, operating expenses, and pretax income is primarily due to the effect of new business gains.

Net losses from exchange and translation of foreign currencies for the three months ended September 30, 1999 were approximately $2.1 million versus $.4 million for the same period in 1998.

The effective tax rate for the three months ended September 30, 1999 was 42.7%, as compared to 43.1% in 1998.

The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998.

Total revenue for the nine months ended September 30, 1999, increased $319.5 million, or 11.8%, to $3,026.1 million compared to the same period in 1998. Domestic revenue increased $220 million or 15.8% from 1998 levels. Foreign revenue increased $99.5 million or 7.6% during the first nine months of 1999 compared to 1998. Foreign revenue would have increased 11.2%, except for the strengthening of the U.S. dollar against certain major currencies. Other income increased $10.1 million in the first nine months of 1999 compared to the same period in 1998.

Operating expenses increased $252.7 million or 10.7% during the nine months ended September 30, 1999 compared to the same period in 1998. Interest expense increased 10.4% during the nine months ended September 30, 1999 as compared to the same nine-month period in 1998.

Pretax income increased $72.3 million or 19.8% during the nine months ended September 30, 1999 compared to the same period in 1998.

The increase in total revenue, operating expenses, and pretax income is primarily due to the effect of new business gains.

Net losses from exchange and translation of foreign currencies for the nine months ended September 30, 1999 were approximately $3.2 million versus $2.6 million for the same period in 1998.

The effective tax rate for the nine months ended September 30, 1999 was 41.2%, versus 41.3% for the same period in 1998.


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

In 1997, the Company established a Y2K Project Management Office and shortly thereafter created a Y2K Task Force, comprised of representatives from the operating companies. Through the Y2K Task Force, the Company in conjunction with outside consultants, is working to address the impact of the Year 2000 Issue on the Company. The Company has inventoried and assessed date sensitive computer software applications, and approximately 35% of systems were identified as requiring some degree of remediation. In addition, the Company has reviewed all of its hardware believed to contain embedded chips, including personal computers, file servers, mid-range and mainframe computers, telephone switches and routers. The Company has also investigated its security systems, life safety systems, HVAC systems and elevators in the majority of its facilities. As part of this effort, the Company has identified those systems and applications that are deemed "mission critical", which are being handled on a priority basis and has developed a detailed project and remediation plan that includes system testing schedules and contingency planning. To date the Company has completed approximately 97% of its remediation and compliance testing for "mission critical" applications, with the remaining 3% scheduled for completion by November 30, 1999. The Company's Board of Directors, through the Audit Committee, has been monitoring the progress of this project. Project progress reports are given to the Audit Committee at each regularly scheduled Audit Committee meeting.

The Company estimates that the modification and testing of its hardware and software will cost approximately $20 million, of which approximately 90% has been spent to date. Approximately 50% of the unexpended portion is allocated to the retention of Y2K consultants that Interpublic will retain through the end of 1999. These costs are being expensed. In addition, the Company has accelerated the implementation of a number of business process re-engineering projects over the past few years that have provided both Year 2000 readiness and increased functionality of certain systems. The Company estimates that the hardware and software costs incurred in connection with these projects are approximately $53 million, which are being capitalized. Included in the above-mentioned Y2K costs are internal costs incurred for the Y2K project which are primarily payroll related costs for the information systems groups. A substantial portion of these estimated costs relates to systems and applications that were anticipated and budgeted.

The Company is also in the process of developing contingency plans for affected areas of its operations. The Y2K Project Management Office has drafted a Contingency Plan Guideline. This guideline requires the development of contingency plans for applications, vendors, facilities, business partners and clients. The contingency plans continue to be developed and refined to cover those elements of the business that have been deemed "mission critical" and extend beyond software applications. The contingency plans include procedures for workforce mobilization, crisis management, facilities management, disaster recovery and damage control, and are scheduled for completion by November 30, 1999. The Company nevertheless recognizes that contingency plans may need to be adjusted thereafter and therefore considers them working documents.

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

                          PART II - OTHER INFORMATION


Item 2(c).    CHANGES IN SECURITIES


         (1) On July 5, 1999, a subsidiary of the Registrant acquired 100% of the capital stock of a foreign company in consideration for which Registrant paid $319,669.49 in cash and issued without registration 1,862 shares of the Common Stock, $.10 par value of Registrant (the "Interpublic Stock") to the shareholders of the acquired company. The shares of Interpublic Stock were valued at $82,044.38 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act of 1933, as amended, (the "Securities Act").

         (2) On July 9, 1999, the Registrant issued 2,373 shares of Interpublic Stock and on July 13, 1999 the Registrant paid $257,496 in cash to the former shareholder of a company which was previously acquired. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $85,832 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

         (3) On July 9, 1999, a subsidiary of the Registrant acquired substantially all of the assets and assumed substantially all the liabilities of a domestic company in consideration for which the Registrant paid $1,310,000 in cash and issued a total of 29,124 shares of Interpublic Stock to the security holders of the company. The shares of Interpublic Stock had a market value of $1,250,000 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in reliance on Section 4 (2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

         (4) On July 13, 1999, a subsidiary of the Registrant acquired 10.44% of the capital stock of a foreign company in consideration for which Registrant paid $493,803.69 in cash and issued 6,066 shares of Interpublic Stock to the shareholder of the foreign company. The shares of Interpublic Stock were valued at $265,387.50 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

         (5) On July 19, 1999, Registrant acquired 25% of the capital stock of a foreign company in consideration for which Registrant paid $705,854 in cash and issued 6,704 shares of Interpublic Stock to the shareholders of the company. The shares of Interpublic Stock were valued at $576,251 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

         (6) On July 21, 1999, the Registrant issued 123,442 shares of Interpublic Stock to shareholders of a foreign company as an additional payment of the purchase price for 100% of the capital stock of the foreign company. The Interpublic Stock had a market value of U.S. $5,360,000 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

         (7) On July 22, 1999, a subsidiary of the Registrant acquired 100% of the capital stock of a foreign company in consideration for which Registrant paid $3,468,375.16 in cash and issued 24,012 shares of Interpublic Stock to the shareholders of the acquired company. The shares of Interpublic Stock were valued at $985,992.75 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

         (8) On August 11, 1999, the Registrant issued 6,974 shares of Interpublic Stock as a deferred payment to shareholders of a foreign company previously acquired by a subsidiary of Registrant. The shares of Interpublic Stock were valued at $275,908.88 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

         (9) On August 20, 1999, a subsidiary of the Registrant acquired 100% of the issued and outstanding shares of a company in consideration for which the Registrant paid $400,000 in cash and issued 4,874 shares of Interpublic Stock to the acquired company's shareholders. The shares of Interpublic Stock had a market value of $200,000 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in reliance on Section 4(2) of the Securities Act.

         (10) On August 23, 1999, the Registrant made a deferred payment of purchase price of $263,000 and issued 55,657 shares of Interpublic Stock to the former shareholder of a company. The shares of Interpublic Stock were valued at $2,191,494 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

         (11) On August 31, 1999, a subsidiary of the Registrant acquired 80% of the assets of a company in consideration for which the Registrant paid $3,500,000 in cash and issued 37,724 shares of Interpublic Stock to the selling company. The shares of Interpublic stock had a market value of $1,500,000 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in reliance on Section 4(2) of the Securities Act.

         (12) On September 16, 1999, the Registrant issued a total of 140,194 shares of Interpublic Stock to the former shareholders of a domestic company. These shares represented (i) a deferred payment of purchase price for 49% of the equity of the company and (ii) the first payment for an additional 31% of the shares of the company. In connection with the purchase of additional shares, the Registrant also paid $8,952,390 in cash on August 3, 1999. The shares of Interpublic Stock were valued at $5,327,372 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

         (13) On September 28, 1999, the Registrant paid $3,097,000 and issued a total of 26,657 shares of Interpublic Stock to shareholders of a foreign company as a deferred payment of the purchase price for 60% of the capital stock of the foreign company. The Interpublic Stock issued had a market value of $1,038,624 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b) (3) of Regulation S under the Securities Act.

         (14) On September 29, 1999, the Registrant made an initial payment of $750,000 and issued 6,581 shares of Interpublic Stock to shareholders of a domestic company in connection with the acquisition of all of the assets of the domestic company. The Interpublic Stock issued had a market value of $250,000 on the date of issuance.

The  shares  of  Interpublic  Stock  were  issued  by  the  Registrant   without
registration in reliance on Section 4(2) of the Securities Act.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS

EXHIBIT NO.    DESCRIPTION
----------     -----------
EXHIBIT 10     Supplemental  Agreement  made as of July 28, 1999 to an Executive
               Special  Benefits Agreement  made as of April 1, 1996 between the
               Registrant and Martin Puris.

Exhibit 11     Computation of Earnings Per Share.

Exhibit 27     Financial Data Schedule.


          (b)  Reports on Form 8-K

         No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                        ---------------------------------------
                                                     (Registrant)



Date:    November 15, 1999                  BY /S/ PHILIP H. GEIER, JR.
                                               Philip H. Geier, Jr.
                                               Chairman of the Board
                                               President and Chief Executive
                                               Officer



Date:    November 15, 1999                  BY /S/ EUGENE P. BEARD
                                               Eugene P. Beard
                                               Vice Chairman -
                                               Finance and Operations



Date:    November 15, 1999                  BY /S/ FREDERICK MOLZ
                                               Frederick Molz
                                               Chief Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION
----------     -----------

EXHIBIT 10 Supplemental Agreement made as of July 28, 1999 to an Executive Special Benefits Agreement made as of April 1, 1996 between the Registrant and Martin Puris

Exhibit 11     Computation of Earnings Per Share

Exhibit 27     Financial Data Schedule