Form 10-K
period 1999-12-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2000-03-24
CIK 51644

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
December 31, 1999                                                  1-6686

                               -----------------

                    THE INTERPUBLIC GROUP OF COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-1024020
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification  No.)

     1271 Avenue of the Americas
        New York, New York                                          10020
(Address of principal executive offices)                          (Zip Code)


       Registrant's telephone number, including area code: (212) 399-8000

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                         which registered
-------------------                                     ------------------------
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
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .
                                             ---

The aggregate market value of the registrant's voting stock (exclusive of shares beneficially owned by persons referred to in response to Item 12 hereof) was $12,170,836,232 as of March 23, 2000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock outstanding at March 23, 2000:  287,967,109 shares.



                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference in Parts I and II.

2. Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Parts I and III.

                                     PART I

Item 1.    Business
           --------

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

         The advertising agency business is the primary business of the Company. This business is conducted throughout the world primarily through two advertising agency systems, McCann-Erickson WorldGroup and The Lowe Group, plus a number of standalone local agencies. Interpublic also carries on an independent media buying business through its ownership of Initiative Media Worldwide and its affiliates, as well as a separate relationship (direct) marketing business through its ownership of DraftWorldwide, a global public relations capability through International Public Relations, an internet and business consultancy through its Zentropy Partners, and a multi-national sports and event marketing organization, Octagon. The Company also offers advertising agency services through association arrangements with local agencies in various parts of the world. Other activities conducted by the Company within the area of "marketing communications" include brand equity and corporate identity services, management consulting, healthcare marketing, market research, sales promotion, internet services, sales meetings and events, multicultural advertising and promotion, and other related specialized marketing and communications services.

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

         The principal advertising agency subsidiaries of Interpublic operating within the United States directly or through subsidiaries and the locations of their respective corporate headquarters are:

Campbell-Ewald Company............      Detroit (Warren), Michigan

Campbell Mithun Esty LLC..........      Minneapolis, Minnesota

Dailey & Associates, Inc..........      Los Angeles, California

DraftWorldwide, Inc...............      Chicago, Illinois

Hill, Holliday, Connors,

  Cosmopulos, Inc.................      Boston, Massachusetts

International Public Relations. Inc.    New York, New York, and London, England

Lowe Lintas & Partners..........        New York, New York

McCann-Erickson USA, Inc..........      New York, New York

Zentropy Partners, Inc............      Cambridge, Massachusetts

         In addition to domestic operations, the Company provides services for clients whose business is international in scope as well as for clients whose business is restricted to a single country or a small number of countries. It has offices in Canada as well as in one or more cities in each of the following countries:

                EUROPE, AFRICA AND THE MIDDLE EAST
                ----------------------------------

Austria            Germany         Morocco         Slovakia
Azerbaijan         Greece          Namibia         Slovenia
Bahrain            Hungary         Netherlands     South Africa
Belgium            Israel          Nigeria         Spain
Bulgaria           Ireland         Norway          Sweden
Cameroon           Italy           Oman            Switzerland
Croatia            Ivory Coast     Pakistan        Tunisia
Czech Republic     Jordan          Poland          Turkey
Denmark            Kazakhstan      Portugal        Ukraine
Egypt              Kenya           Qatar           United Arab Emirates
Estonia            Kuwait          Romania         United Kingdom
Finland            Lebanon         Russia          Uzbekistan
France             Mauritius       Saudi Arabia    Zambia
                                   Senegal         Zimbabwe


                   LATIN AMERICA AND THE CARIBBEAN
                   -------------------------------

Argentina      Colombia                 Guatemala       Peru
Barbados       Costa Rica               Honduras        Puerto Rico
Bermuda        Dominican Republic       Jamaica         Trinidad
Brazil         Ecuador                  Mexico          Uruguay
Chile          El Salvador              Panama          Venezuela


                      ASIA AND THE PACIFIC
                      --------------------

Australia      Korea                 Philippines        Taiwan
Hong Kong      Malaysia              Singapore          Thailand
India          Nepal                 Sri Lanka          Vietnam
Indonesia      New Zealand           South Korea
Japan          People's Republic
                  of China

         Operations in the foregoing countries are carried on by one or more operating companies, at least one of which is either wholly owned by Interpublic or a subsidiary or is a company in which Interpublic or a subsidiary owns a 51% interest or more, except in Malawi and Nepal, where Interpublic or a subsidiary holds a minority interest.

         The Company also offers services in Albania, Aruba, the Bahamas, Belize, Bolivia, Cambodia, Gabon, Ghana, Grand Cayman, Guadeloupe, Guam, Guyana, Haiti, Reunion, Ivory Coast, Martinique, Nicaragua, Nigeria, Paraguay, Surinam, Uganda and Zaire through association arrangements with local agencies operating in those countries.

         For  information   concerning  revenues  and  long-lived  assets  on  a
geographical basis for each of the last three years, reference is made to Note 12: Geographic Areas of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1999, which Note is hereby incorporated by reference.

Developments in 1999
--------------------

         The Company completed a number of acquisitions within the United States and abroad in 1999.

         See Note 4 to the Consolidated Financial Statements incorporated by reference in this Report on Form 10-K for a discussion of acquisitions.

Income from Commissions and Fees
--------------------------------

         The Company generates income from planning, creating and placing advertising in various media and from planning and executing other communications or marketing programs. Historically, the commission customary in the industry was 15% of the gross charge ("billings") for advertising space or time; more recently lower commissions have been negotiated, but often with additional incentives for better performance. For example, an incentive component is frequently included in arrangements with clients based on improvements in an advertised brand's awareness or image, or increases in a client's sales or market share of the products or services being advertised. Under commission arrangements, media bill the Company at their gross rates. The Company bills these amounts to its clients, remits the net charges to the media and retains the balance as its commission. Some clients, however, prefer to compensate the Company on a fee basis, under which the Company bills its client for the net charges billed by the media plus an agreed-upon fee. These fees usually are calculated to reflect the Company's salary costs and out-of-pocket expenses incurred on the client's behalf, plus proportional overhead and a profit mark-up.

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

         The Company also receives commissions from clients for planning and supervising work done by outside contractors in the physical preparation of finished print advertisements and the production of television and radio commercials and other forms of advertising. This commission is customarily 17.65% of the outside contractor's net charge, which is the same as 15% of the outside contractor's total charges including commission. With the expansion of negotiated fees, the terms on which outstanding contractors' charges are billed are subject to wide variations and even include in some instances the elimination of commissions entirely provided that there are adequate negotiated fees.

         The Company also derives income in many other ways, including the planning and placement in media of advertising produced by unrelated advertising agencies; the maintenance of specialized media placement facilities; the creation and publication of brochures, billboards, point of sale materials and direct marketing pieces for clients; the planning and carrying out of specialized marketing research; developments/public relations campaigns, managing special events at which clients' products are featured; and designing and carrying out interactive programs for special uses.

         The five clients of the Company that made the largest contribution in 1999 to income from commissions and fees accounted individually for 1.8% to 8.0% of such income and in the aggregate accounted for over approximately 18% of such income. Twenty clients of the Company accounted for approximately 28% of such income. Based on income from commissions and fees, the three largest clients of the Company are General Motors Corporation, Nestle and Unilever. General Motors Corporation first became a client of one of the Company's agencies in 1916 in the United States. Predecessors of several of the Lintas agencies have supplied advertising services to Unilever since 1893. The client relationship with Nestle began in 1940 in Argentina. While the loss of the entire business of one of the Company's three largest clients might have a material adverse effect upon the business of the Company, the Company believes that it is very unlikely that the entire business of any of these clients would be lost at the same time, because it represents several different brands or divisions of each of these clients in a number of geographical markets - in each case through more than one of the Company's agency systems.

         Representation of a client rarely means that the Company handles advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from an advertising agency within the Company to a competing agency, and a client may reduce its advertising budget at any time.

         The Company's agencies in many instances have written contracts with their clients. As is customary in the industry, these contracts provide for termination by either party on relatively short notice, usually 90 days but sometimes shorter or longer. In 1999, however, 23% of income from commissions and fees was derived from clients that had been associated with one or more of the Company's agencies or their predecessors for 20 or more years.

Personnel
---------

         As of January 1, 2000, the Company employed approximately 38,600 persons, of whom nearly 16,200 were employed in the United States. Because of the personal service character of the marketing communications business, the quality of personnel is of crucial importance to continuing success. There is keen competition for qualified employees. Interpublic considers its employee relations to be satisfactory.

         The Company has an active program for training personnel. The program includes meetings and seminars throughout the world. It also involves training personnel in its offices in New York and in its larger offices worldwide.

Competition and Other Factors
-----------------------------

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

         Moreover, increasing size bring some limitations to an agency's potential for securing new business, because many clients prefer not to be represented by an agency that represents a competitor. Also, clients frequently wish to have different products represented by different agencies. The fact that the Company owns two separate worldwide agency systems and interests in other advertising agencies gives it additional competitive opportunities.

         The advertising and marketing communications businesses is subject to government regulation, both domestic and foreign. There has been an increasing tendency in the United States on the part of advertisers to resort to the courts, industry and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to the advertising for certain products. Representatives within state governments and the federal government as well as foreign governments continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures.

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

Statement Regarding Forward Looking Disclosure
----------------------------------------------

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

Item 2.    Properties
           ----------

         Most of the operations of the Company are conducted in leased premises, and its physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. These facilities are located in various cities in which the Company does business throughout the world. However, subsidiaries of the Company own office buildings in Louisville, Kentucky; Blair, Nebraska; Warren, Michigan; Frankfurt, Germany; Sao Paulo, Brazil; Lima, Peru; Mexico City, Mexico; Santiago, Chile; and Brussels, Belgium and own office
condominiums  in  Buenos  Aires,  Argentina;   Bogota,  Colombia;   Manila,  the
Philippines; in England, subsidiaries of the Company own office buildings in London, Manchester, Birmingham and Stoke-on-Trent.

         The Company's ownership of the office building in Frankfurt is subject to three mortgages which became effective on or about February 1993. These mortgages terminate at different dates, with the last to expire in February 2003. Reference is made to Note 10: Long-Term Debt, of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1999, which Note is hereby incorporated by reference.

Item 3.    Legal Proceedings
           -----------------

         Neither the Company nor any of its subsidiaries are subject to any pending material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

         Not applicable.

Executive Officers of the Registrant
------------------------------------

         There follows the information disclosed in accordance with Item 401 of Regulation S-K of the Securities and Exchange Commission (the "Commission") as required by Item 10 of Form 10-K with respect to executive officers of the Registrant.

Name                        Age              Office
----                        ---              ------

Philip H. Geier, Jr.(1)     65    Chairman of the Board, President
                                  and Chief Executive Officer

Sean F. Orr(1)              45    Executive Vice President, Chief
                                  Financial Officer

Nicholas J. Camera          53    Senior Vice President, General
                                  Counsel and Secretary

John J. Dooner, Jr.(1)      51    Chairman and Chief Executive
                                  Officer of McCann-Erickson
                                  WorldGroup

C. Kent Kroeber             61    Senior Vice President-Human
                                  Resources

Barry R. Linsky             58    Senior Vice President-Planning
                                  and Business Development

Frank B. Lowe(1)            58    Chairman of the Board and Chief
                                  Executive Officer of Lowe Lintas & Partners

Frederick Molz              43    Vice President and Controller

Thomas J. Volpe             64    Senior Vice President-Financial Operations

----------
[FN]

(1)  Also a Director


         There is no family relationship among any of the executive officers.

         The employment histories for the past five years of Messrs. Geier, Dooner, Lowe and Orr are incorporated by reference to the Proxy Statement for Interpublic's 2000 Annual Meeting of Stockholders.

         Mr. Camera joined Interpublic in May, 1993. He was elected Vice President, Assistant General Counsel and Assistant Secretary in June, 1994, Vice President, General Counsel and Secretary in December, 1995, and Senior Vice President, General Counsel and Secretary in February, 2000.

         Mr.  Kroeber  joined  Interpublic  in  January,   1966  as  Manager  of
Compensation and Training. He was elected Vice President in 1970 and Senior Vice President in May, 1980.

         Mr. Linsky joined Interpublic in January, 1991 when he was elected Senior Vice President-Planning and Business Development. Prior to that time, he was Executive Vice President, Account Management of Lowe & Partners, Inc. Mr. Linsky was elected to that position in July, 1980, when the corporation was known as The Marschalk Company and was a subsidiary of Interpublic.

         Mr. Molz was elected Vice President and Controller of Interpublic effective January, 1999. He joined Interpublic in August, 1982, and his most recent position was Senior Vice President-Financial Operations of Ammirati Puris Lintas Worldwide, a subsidiary of Interpublic, since April, 1994. He also held previous positions in the Interpublic Controller's Department and Tax Department.

         Mr. Volpe joined Interpublic in March, 1986. He was appointed Senior Vice President-Financial Operations in March, 1986. He served as Treasurer from January 1, 1987 through May 17, 1988 and the Treasurer's office continues to report to him.

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          -----------------------------------------------------------------
          Matters
          -------

     The response to this Item is incorporated:

       (i) by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1999. See the heading: Results by Quarter (Unaudited), and Note 2: Stockholders' Equity, of the Notes to the Consolidated Financial Statements and information under the heading Transfer Agent and Registrar for Common Stock;

       (ii) on October 5, 1999, a subsidiary of the Registrant acquired 100% of the capital stock of a company in consideration for which Registrant paid $2,960,612.88 in cash and issued 24,330 shares of Interpublic Stock to the shareholders of the acquired company. The shares of Interpublic Stock had a market value of $985,365.00 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act;

       (iii) on October 26, 1999, a subsidiary of the Registrant acquired 100% of the capital stock of a company in consideration for which Registrant paid $1,508,780.00 in cash and issued 17,412 shares of Interpublic Stock to the shareholders of the acquired company. The shares of Interpublic Stock were valued at $682,332.75 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act;

       (iv) on October 29, 1999, the Registrant issued a total of 63,990 shares of Interpublic Stock and paid $7,048,233.75 to shareholders of a foreign company as installment payments of the purchase price of the capital stock of the foreign company. The Interpublic stock issued had a market value of (pound)1,412,500 (U.S.$2,353,225) on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act;

       (v) on October 29, 1999, the Registrant issued an aggregate of 16,243 shares of Interpublic Stock and paid $416,687.55 in cash to the two former stockholders of a company which was acquired in the fourth quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $625,050.57 on the date of issuance. The shares of Interpublic
              Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders;

       (vi) on November 8, 1999, a subsidiary of the Registrant acquired substantially all of the assets and assumed substantially all the liabilities of a domestic company in consideration for which the registrant paid $19,230,657.25 in cash and issued a total of 1,019,831 shares of the registrant's common stock par value $.10 per share ("Interpublic Stock") to the security holders of the company. The shares of Interpublic Stock had a market value of $39,317,646.53 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders;

       (vii) on November 9, 1999, a subsidiary of the Registrant acquired 100% of the capital stock of a domestic company in consideration for which the Registrant paid $1,900,000 in cash and issued a total of 200,131 shares of Interpublic Stock to the security holders of the company. The shares of Interpublic Stock had a market value of $7,600,000 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders;

       (viii) on November 12, 1999, the Registrant paid U.S. $8,130,000 in cash and issued a total of 210,948 shares of Interpublic Stock to shareholders of a foreign company as an installment payment of the purchase price for 100% of the capital stock of a foreign company acquired in the first quarter of 1998. The Interpublic stock issued had a market value of (pound)5,000,000 (U.S. $8,250,700) on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act;

       (ix) on November 24, 1999, the Registrant issued a total of 178,763 shares of Interpublic Stock to shareholders of a foreign company in full payment of the purchase price for 100% of the capital stock of the foreign company. The Interpublic stock issued had a market value of (pound)4,350,000 (U.S. $7,074,536) on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act;

       (x) on December 10, 1999, a subsidiary of the Registrant acquired 100% of the issued and outstanding shares of a company in consideration for which the Registrant paid $1,000,000 in cash and issued 31,764 shares of Interpublic Stock to the acquired company's shareholders. The shares of Interpublic Stock had a market value of $1,500,000 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders;

       (xi) on December 14, 1999, the Registrant paid U.S. $4,481,636.20 in cash and issued a total of 31,838 shares of Interpublic Stock to shareholders of a foreign company in full payment of the purchase price for 51% of the capital stock of the foreign company. The Interpublic stock issued had a market value of DM 2,900,000 (U.S. $1,505,633) on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act;

       (xii) on December 16, 1999, the Registrant paid U.S. $11,416,000 in cash and issued a total of 237,279 shares of Interpublic Stock to shareholders of a foreign company in full payment of the purchase price for 100% of the capital stock of the foreign company. The Interpublic stock issued had a market value of (pound)7,080,000 (U.S. $11,338,903) on the date of issuance. The shares of
              Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act;

       (xiii) on December 17, 1999, the Registrant paid U.S. $1,302,000 in cash and issued a total of 3,321 shares of Interpublic Stock to shareholders of a foreign company in full payment of the purchase price for 60% of the capital stock of the foreign company. The Interpublic stock issued had a market value of Mexican Pesos 1,505,900 (U.S. $159,776) on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act;

       (xiv) on December 20, 1999, the Registrant acquired 100% of the capital stock of a domestic company in consideration for which the Registrant paid $4,915,500 in cash and issued a total of 31,773 shares of Interpublic Stock to the security holders of the company. The shares of Interpublic Stock had a market value of $1,638,500 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders;

       (xv) on December 23, 1999, a subsidiary of the Registrant acquired 60% of the capital stock of a foreign company in consideration for which Registrant paid $867,900 in cash and issued without registration 13,770 shares of the Common Stock, $.10 par value of Registrant (the "Interpublic Stock") to the shareholders of the acquired company. The shares of Interpublic Stock had a market value of $710,100 on the date of issuance. The shares of
              Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act of 1933, as amended, (the "Securities Act");

       (xvi) on December 23, 1999, the Registrant acquired 100% of the capital stock of three related companies, in consideration for which Registrant paid $7,309,292 in cash and issued 53,927 shares of Interpublic Stock to the shareholders of the acquired company. The shares of Interpublic Stock were valued at $2,696,350 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act;

       (xvii) on December 30, 1999, the Registrant acquired 100% of the capital stock of a company in consideration for which Registrant paid $4,065,501.13 in cash and issued 9,658 shares of Interpublic Stock to the shareholders of the acquired company. The shares of Interpublic Stock were valued at $536,622.63 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act;

       (xviii)on October 13, 1999, a subsidiary of the Registrant  acquired 100%
              of the capital stock of a domestic company in consideration for which Registrant paid $2,025,000 in cash and issued 17,159 shares of the Common Stock, $.10 par value, of Registrant (the "Interpublic Stock") to the shareholders of the acquired company. The shares of Interpublic Stock were valued at $674,992.16 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders;

       (xix) on December 7, 1999, IPG acquired all of the common stock of a company in exchange for which Interpublic issued to the former stockholders of the company 357,833 shares of Interpublic Stock with a value on the date of issuance of $15,000,000. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders; and

       (xx) on December 1, 1999, a subsidiary of the Registrant acquired 100% of the capital stock of a foreign company in consideration for which Registrant issued 5,158,122 shares of the Common Stock, $.10 par value of Registrant (the "Interpublic Stock") to the shareholders of the acquired company. The shares of Interpublic Stock had a market value of U.S. $239,853,000 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act of 1933, as amended (the "Securities Act").

Item 6.   Selected Financial Data
          -----------------------

         The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 under the heading Selected Financial Data for Five Years.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

         The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

         The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

         The response to this Item is incorporated in part by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 under the headings Financial Statements and Notes to the Consolidated Financial Statements. Reference is also made to the Financial Statement Schedule listed under Item 14(a) of this Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

         Not applicable.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
           --------------------------------------------------

         The information required by this Item is incorporated by reference to the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed not later than 120 days after the end of the 1999 calendar year, except for the description of Interpublic's Executive Officers which appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Registrant".

Item 11.   Executive Compensation
           ----------------------

         The information required by this Item is incorporated by reference to the Proxy Statement. Such incorporation by reference shall not be deemed to incorporate specifically by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

         The information required by this Item is incorporated by reference to the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

         The information required by this Item is incorporated by reference to the Proxy Statement. Such incorporation by reference shall not be deemed to incorporate specifically by reference the information referred to in Item 402(a)(8) of Regulation S-K.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K
           ---------------------------------------------------------------

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

Exhibit No.       Description
------------      -----------
3        (i)      The Restated  Certificate of  Incorporation of the Registrant,
                  as amended is  incorporated by reference to its Report on Form
                  10-Q for the quarter ended June 30, 1999. See Commission file number 1-6686.

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

10       Material Contracts.

         (a) Purchase Agreement, dated September 10, 1997, among The Interpublic Group of Companies, Inc. ("Interpublic"), Morgan Stanley & Co., Incorporated, Goldman Sachs and Co. and SBC Warburg Dillon Read Inc. is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1999. See Commission file number 1-6686.

         (b) Employment, Consultancy and other Compensatory Arrangements with Management.

                  Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1998 inclusive, or filed with the Registrant's Reports on Form 10-Q for the periods ended March 31, 1999, June 30, 1999 and September 30, 1999 are incorporated by reference in this Report on Form 10-K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 1999 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

                  (i)  Sean F. Orr
                       -----------

                       (a) Employment Agreement dated as of April 27, 1999 between Interpublic and Sean F. Orr.

                       (b) Executive Special Benefit Agreement dated as of May 1, 1999 between Interpublic and Sean F. Orr.

                       (c) Executive Severance Agreement dated as of April 27, 1999 between Interpublic and Sean F. Orr.

                 (ii)  Eugene P. Beard
                       ---------------

                       (a) Executive Special Benefit Agreement dated as of March 13, 2000 between Interpublic and Eugene P. Beard.

                       (b) Letter Agreement dated as of January 17, 2000 between Interpublic and Eugene P. Beard.

                 (iii) Martin F. Puris
                       ---------------

                       (a) Termination Letter dated as of November 1, 1999 between Interpublic and Martin F. Puris.


         (c)      Executive Compensation Plans.

                  (i) Trust Agreement, dated as of June 1, 1990 between Interpublic, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990. See Commission file number 1-6686.

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

         (d)      Loan Agreements.

                  (i) Amendment dated August 31, 1999 to the Credit Agreement dated as of June 25, 1996 between Interpublic and The Chase Manhattan Bank (formerly known as Chemical Bank).

                  (ii) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Supplemental Agreements, Termination Agreements, Loan Agreements, Note Purchase Agreements, Guarantees and Intercreditor Agreements filed with the
                             Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1998, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 1999, June 30, 1999 and September 30, 1999 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

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

11       Computation of Earnings Per Share.

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 1999 which are included therein under the following headings: Financial Highlights; Vice-Chairman's Report of Management; Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity and Comprehensive Income; Notes to Consolidated Financial Statements (the aforementioned Consolidated Financial Statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data for Five Years; Results by Quarter (Unaudited); and Stockholders Information.

21       Subsidiaries of the Registrant.

23       Consent of Independent Accountants:
            PricewaterhouseCoopers LLP
         Consent of Independent Auditors:  Ernst & Young
         Consent of Independent Auditors:  Ernst & Young LLP

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

27       Financial Data Schedules.

99 The Company filed the following reports on Form 8-K during the quarter ended December 31, 1999:

         (i) Agreement and Plan of Merger, dated as of December 20, 1999, between The Interpublic Group of Companies, Inc. and NFO Worldwide, Inc., is incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated December 20, 1999.

         (ii) Stock Option Agreement, dated as of December 20, 1999, between The Interpublic Group of Companies, Inc. and NFO Worldwide, Inc., is incorporated by reference to Exhibit 2.2 of the Registrant's Form 8-K dated December 20, 1999.

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

                                       THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                                    (Registrant)


March 21,2000                          BY: Philip H. Geier, Jr.
                                           --------------------
                                           Philip H. Geier, Jr.
                                           Chairman of the Board, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                        Title                        Date
         ----                        -----                        ----

/s/ Philip H. Geier, Jr.    Chairman of the Board,            March 21, 2000
------------------------    President and Chief Executive
  Philip H. Geier, Jr.      Officer (Principal Executive
                            Officer)

/s/ Sean F. Orr             Executive Vice President          March 21, 2000
------------------------    Chief Financial Officer
  Sean F. Orr               (Principal Financial
                            Officer) and Director

/s/ Frank J. Borelli        Director                          March 21, 2000
------------------------
  Frank J. Borelli

/s/ Reginald K. Brack       Director                          March 21, 2000
------------------------
  Reginald K. Brack

/s/ Jill M. Considine       Director                          March 21, 2000
------------------------
  Jill M. Considine

/s/ John J. Dooner, Jr.     Director                          March 21, 2000
 ------------------------
  John J. Dooner, Jr.

/s/ Frank B. Lowe           Director                          March 21, 2000
-------------------------
  Frank B. Lowe

/s/ Michael A. Miles        Director                          March 21, 2000
-------------------------
  Michael A. Miles

/s/ Frederick Molz          Vice President and                March 21, 2000
-------------------------   Controller (Principal
  Frederick Molz            Accounting Officer)

/s/ Leif H. Olsen           Director                          March 21, 2000
-------------------------
  Leif H. Olsen

/s/ Allen Questrom          Director                          March 21, 2000
-------------------------
     Allen Questrom

/s/ J. Phillip Samper       Director                          March 21, 2000
-------------------------
  J. Phillip Samper


By: /s/ Nicholas J. Camera
    ----------------------
      Nicholas J. Camera

                          INDEX TO FINANCIAL STATEMENTS


The Financial Statements appearing under the headings: Financial Highlights, Vice-Chairman's Report of Management; Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Accountants, Selected Financial Data for Five Years and Results by Quarter (Unaudited), accompanying the Annual Report to Stockholders for the year ended December 31, 1999, together with the report thereon of PricewaterhouseCoopers LLP dated February 22, 2000 are incorporated by reference in this report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, no other data appearing in the Annual Report to Stockholders for the year ended December 31, 1999 is deemed to be filed as part of this report on Form 10-K.

The following financial statement schedule should be read in conjunction with the financial statements in such Annual Report to Stockholders for the year ended December 31, 1999. Financial statement schedules not included in this report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

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

Report of Independent Accountants on
     Financial Statement Schedule                           F-2

Financial Statement Schedule Required to be filed by Item 8 of this form:

    VIII    Valuation and Qualifying Accounts               F-3

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 22, 2000 appearing in the 1999 Annual Report to Stockholders of The Interpublic Group of Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New York, New York
February 22, 2000

                                                                   SCHEDULE VIII


          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1999, 1998 and 1997

================================================================================

                             (Dollars in thousands)

COLUMN A     COLUMN B      COLUMN C   COLUMN D       COLUMN E           COLUMN F
--------------------------------------------------------------------------------

                                    Additions
                                    ---------

                                         Charged
              Balance at  Charged to    to Other                         Balance
               Beginning     Costs &   Accounts-   Deductions-            at End
Description    of Period    Expenses    Describe      Describe         of Period
--------------------------------------------------------------------------------
Allowance for
  Doubtful Accounts -
  deducted from
  Receivables in the
  Consolidated
  Balance Sheet:


1999         $53,093       $21,271    $5,148(5)      $(22,780)(3)       $57,841
                                       2,934(1)        (1,215)(2)
                                                         (610)(4)

1998         $44,110       $18,362    $6,471(1)      $(15,247)(3)       $53,093
                                       2,111(5)        (3,310)(4)
                                         596(2)


1997         $37,049       $16,753    $2,256(1)      $ (2,553)(2)       $44,110
                                         848(5)        (7,869)(3)
                                                       (2,374)(4)


----------------------
[FN]

  (1) Allowance for doubtful accounts of acquired and newly consolidated companies.
  (2)  Foreign currency translation adjustment.
  (3)  Principally amounts written off.
  (4)  Reversal of previously recorded allowances on accounts receivable.
  (5)  Miscellaneous.

                               INDEX TO DOCUMENTS

Exhibit No.         Description
------------        -----------

3        (i)        The  Restated    Certificate   of   Incorporation   of   the
                    Registrant, as amended is incorporated by reference to its Report on Form 10-Q for the quarter ended June 30, 1999. See
                    Commission file number 1-6686.

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

10       Material Contracts.

         (a) Purchase Agreement, dated September 10, 1997, among The Interpublic Group of Companies, Inc. ("Interpublic"), Morgan Stanley & Co., Incorporated, Goldman Sachs and Co. and SBC Warburg Dillon Read Inc. is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1999. See Commission file number 1-6686.

         (b) Employment, Consultancy and other Compensatory Arrangements with Management.

                    Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1998 inclusive, or filed with the Registrant's Reports on Form 10-Q for the periods ended March 31, 1999, June 30, 1999 and September 30, 1999 are incorporated by reference in this Report on Form 10-K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 1999 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

                    (i)    Sean F. Orr
                           -----------

                           (a) Employment Agreement dated as of April 27, 1999 between Interpublic and Sean F. Orr.

                           (b) Executive Special Benefit Agreement dated as of May 1, 1999 between Interpublic and Sean
                                    F. Orr.

                           (c) Executive Severance Agreement dated as of April 27, 1999 between Interpublic and Sean
                                    F. Orr.

                    (ii)   Eugene P. Beard
                           ---------------

                           (a) Executive Special Benefit Agreement dated as of March 13, 2000 between Interpublic and Eugene P. Beard.

                           (b)      Letter  Agreement  dated as of  January  17,
                                    2000  between   Interpublic  and  Eugene  P.
                                    Beard.

                    (iii)  Martin F. Puris
                           ---------------

                           (a)      Termination  Letter  dated as of November 1,
                                    1999  between   Interpublic  and  Martin  F.
                                    Puris.

         (c)  Executive Compensation Plans.

                  (i) Trust Agreement, dated as of June 1, 1990 between Interpublic, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990. See Commission file number 1-6686.

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

         (d)      Loan Agreements.

                  (i)      Amendment   dated  August  31,  1999  to  the  Credit
                           Agreement dated as of June 25, 1996 between Interpublic and The Chase Manhattan Bank (formerly known as Chemical Bank).

                  (ii) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Supplemental Agreements, Termination Agreements, Loan Agreements, Note Purchase Agreements, Guarantees and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1998, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 1999, June 30, 1999 and September 30, 1999 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

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

11       Computation of Earnings Per Share.

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 1999 which are included therein under the following headings: Financial Highlights; Vice-Chairman's Report of Management; Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity and Comprehensive Income; Notes to Consolidated Financial Statements (the aforementioned Consolidated Financial Statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data for Five Years; Results by Quarter (Unaudited); and Stockholders Information.

21       Subsidiaries of the Registrant.
23       Consent of Independent Accountants:
            PricewaterhouseCoopers LLP
         Consent of Independent Auditors:  Ernst & Young
         Consent of Independent Auditors:  Ernst & Young LLP

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

27       Financial Data Schedules.

99 The Company filed the following reports on Form 8-K during the quarter ended December 31, 1999:

         (i) Agreement and Plan of Merger, dated as of December 20, 1999, between The Interpublic Group of Companies, Inc. and NFO Worldwide, Inc., is incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated December 20, 1999.

         (ii) Stock Option Agreement, dated as of December 20, 1999, between The Interpublic Group of Companies, Inc. and NFO Worldwide, Inc., is incorporated by reference to Exhibit 2.2 of the Registrant's Form 8-K dated December 20, 1999.