Form 10-Q
period 2000-03-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2000-05-12
CIK 51644

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

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at April 28, 2000: 301,704,485 shares.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                                    I N D E X

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Balance Sheet
                   March 31, 2000 (unaudited) and
                   December 31, 1999                                       3-4

                  Consolidated Income Statement
                   Three months ended March 31, 2000
                   and 1999 (unaudited)                                    5

                  Consolidated Statement of Comprehensive Income
                   Three months ended March 31, 2000
                   and 1999 (unaudited)                                    6

                  Consolidated Statement of Cash Flows
                   Three months ended March 31, 2000
                   and 1999 (unaudited)                                    7

                  Notes to Consolidated Financial Statements (unaudited)   8-10

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            12-14


     Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk                                         15

PART II.  OTHER INFORMATION

     Item 2.   Changes in Securities

     Item 6.   Exhibits and Reports on Form 8-K

     SIGNATURES

     INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                     ASSETS

                                                 March 31,    December 31,
                                                   2000          1999
                                                (unaudited)
                                               ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents (includes
    certificates of deposit:  2000-$89,519;
                              1999-$150,343)    $  678,942      $  981,448
  Marketable securities, at cost which
    approximates market                             47,982          36,765
  Receivables (net of allowance for doubtful
    accounts: 2000-$58,916; 1999-$57,841)        4,243,159       4,309,589
  Expenditures billable to clients                 351,403         309,059
  Prepaid expenses and other current assets        145,098         130,983
                                                ----------      ----------
    Total current assets                         5,466,584       5,767,844
                                                ----------      ----------
OTHER ASSETS:
  Investment in unconsolidated affiliates           52,180          50,079
  Deferred taxes on income                           5,046              --
  Other investments and miscellaneous assets       647,170         717,521
                                                ----------       ---------
    Total other assets                             704,396         767,600
                                                ----------       ---------
FIXED ASSETS, at cost:
  Land and buildings                               139,224         143,079
  Furniture and equipment                          738,700         732,115
                                                ----------       ---------
                                                   877,924         875,194
  Less: accumulated depreciation                   492,618         480,648
                                                ----------       ---------
                                                   385,306         394,546
  Unamortized leasehold improvements               143,260         139,777
                                                ----------       ---------
  Total fixed assets                               528,566         534,323
                                                ----------       ---------
INTANGIBLE ASSETS (net of accumulated
  amortization): 2000-$600,373;
                 1999-$579,067                   1,700,599       1,657,488
                                                ----------      ----------
TOTAL ASSETS                                    $8,400,145      $8,727,255
                                                ==========      ==========

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands Except Per Share Data)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31,    December 31,
                                                    2000           1999
                                                (unaudited)
                                                ------------   ------------
CURRENT LIABILITIES:
  Payable to banks                              $  381,810       $  261,951
  Accounts payable                               4,292,303        4,541,669
  Accrued expenses                                 618,581          675,596
  Accrued income taxes                             152,249          157,713
                                                ----------       ----------
    Total current liabilities                    5,444,943        5,636,929
                                                ----------       ----------
NONCURRENT LIABILITIES:
  Long-term debt                                   322,766          348,772
  Convertible subordinated
    debentures and notes                           522,068          518,490
  Deferred compensation and reserve
    for termination allowances                     351,804          343,606
  Deferred taxes on income                              --           41,429
  Accrued postretirement benefits                   48,730           48,730
  Other noncurrent liabilities                      85,739           82,585
  Minority interests in
    consolidated subsidiaries                       79,857           78,643
                                                ----------       ----------
    Total noncurrent liabilities                 1,410,964        1,462,255
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred Stock, no par value
    shares authorized: 20,000,000
    shares issued: none
  Common Stock, $.10 par value
    shares authorized: 550,000,000
    shares issued:
         2000 - 298,439,770
         1999 - 297,137,345                         29,844           29,714
  Additional paid-in capital                       772,327          738,953
  Retained earnings                              1,337,762        1,325,306
  Accumulated other comprehensive income,
    net of tax                                    (167,013)         (76,404)
                                                ----------       ----------
                                                 1,972,920        2,017,569
Less:  Treasury stock, at cost:
    2000 - 9,571,468 shares
    1999 - 9,479,772 shares                        338,222          312,463
Unamortized expense of restricted
    stock grants                                    90,460           77,035
                                                ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                       1,544,238        1,628,071
                                                ----------       ----------
COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $8,400,145       $8,727,255
                                                ==========       ==========
The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                           THREE MONTHS ENDED MARCH 31
                  (Amounts in Thousands Except Per Share Data)
                                   (unaudited)

                                               2000             1999
                                               ----             ----
Revenue                                    $1,089,638         $908,081
                                           ----------         --------

Salaries and related expenses                 643,233          543,631
Office and general expenses                   339,259          282,000
Restructuring and other merger
  related costs                                36,051               --
                                             --------         --------
  Total operating expenses                  1,018,543          825,631
                                             --------         --------

Income from operations                         71,095           82,450

Interest expense                              (17,080)         (13,945)
Other income, net                              16,804           12,499
                                             --------         --------

Income before provision for income taxes       70,819           81,004

Provision for income taxes                     30,098           33,618
                                              -------          --------
Income of consolidated companies               40,721           47,386

Income applicable to minority interests        (5,433)          (3,599)
Equity in net income of unconsolidated
  affiliates                                    1,057              998
                                              -------          --------
Net income                                   $ 36,345         $ 44,785
                                             ========          ========

Earnings per share:
  Basic                                     $     .13         $    .16
  Diluted                                   $     .13         $    .16

Dividend per share - Interpublic            $     .085        $    .075

Weighted average shares:
  Basic                                       281,035          272,534
  Diluted                                     291,288          283,350


The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           THREE MONTHS ENDED MARCH 31
                             (Dollars in Thousands)
                                   (unaudited)

                                                  2000           1999
                                                  ----           ----
Net Income                                      $  36,345      $  44,785
                                                ---------      ---------
Other Comprehensive Income, net of tax:

Foreign Currency Translation Adjustments          (30,420)       (60,467)

Net Unrealized Gains (Losses) on Securities       (60,189)        22,773
                                                ---------      ---------
Other Comprehensive Income                        (90,609)       (37,694)
                                                ---------      ---------
Comprehensive Income                            $ (54,264)      $  7,091
                                                =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31
                             (Dollars in Thousands)
                                   (unaudited)
                                                           2000          1999
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 36,345       $ 44,785
Adjustments to reconcile net income to cash
    used in operating activities:
  Depreciation and amortization of fixed assets           32,470         24,317
  Amortization of intangible assets                       21,306         14,728
  Amortization of restricted stock awards                  6,965          5,929
  Equity in net income of unconsolidated
   affiliates                                             (1,057)          (998)
  Income applicable to minority interests                  5,433          3,599
  Translation losses                                         593            974
  Net gain from sale of investments                       (5,596)          (481)
  Other                                                    8,424         (9,692)
  Restructuring charges, non-cash                         15,781             --
Changes in assets and liabilities, net of acquisitions:
  Receivables                                             32,030        (29,760)
  Expenditures billable to clients                       (43,183)       (51,014)
  Prepaid expenses and other assets                      (14,789)       (31,600)
  Accounts payable and other liabilities                (268,067)      (158,581)
  Accrued income taxes                                    (5,279)        (9,447)
  Deferred income taxes                                   (4,988)        (2,963)
  Deferred compensation and reserve for
    termination allowances                                11,857          3,936
                                                        -----------------------
Net cash used in operating activities                   (171,755)      (196,268)
                                                        -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net                                      (56,931)       (55,286)
  Capital expenditures                                   (30,721)       (28,468)
  Proceeds from sale of investments                        7,700          1,436
  Net purchases of marketable securities                 (12,872)       (18,104)
  Other investments and miscellaneous assets             (49,644)        (5,359)
  Investments in unconsolidated affiliates                    --            236
                                                        -----------------------
Net cash used in investing activities                   (142,468)      (105,545)
                                                        -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                       115,417       209,956
  Proceeds from long-term debt                              2,184        52,721
  Payments of long-term debt                              (16,802)       (1,534)
  Treasury stock acquired                                 (64,305)      (79,474)
  Issuance of common stock                                 16,186        26,285
  Cash dividends - Interpublic                            (23,890)      (20,450)
                                                         -----------------------
Net cash provided by financing activities                  28,790       187,504
Effect of exchange rates on cash and cash
  equivalents                                             (17,073)      (29,080)
                                                        -----------------------
Decrease in cash and cash equivalents                    (302,506)     (143,389)

Cash and cash equivalents at beginning of year            981,448       760,508
                                                        -----------------------
Cash and cash equivalents at end of period              $ 678,942     $ 617,119
                                                        =======================
The accompanying notes are an integral part of these consolidated financial statements

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     (a) In the opinion of management, the consolidated balance sheet as of March 31, 2000, the consolidated income statements for the three months ended March 31, 2000 and 1999, the consolidated statement of comprehensive income for the three months ended March 31, 2000 and 1999, and the consolidated statement of cash flows for the three months ended March 31, 2000 and 1999, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company") December 31, 1999 annual report to stockholders.

          Certain  prior year  amounts  have been  reclassified  to conform with
          current  year  presentation.   See   Note (f)  for   illustration   of
          reclassification of income statement amounts for 1999 by quarter.

     (b) The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Income tax cash payments were approximately $19.6 million and $36.3 million in the first three months of 2000 and 1999, respectively. Interest payments during the first three months of 2000 and 1999 were approximately $10.6 million and $5.6 million, respectively.

     (c) In October 1999, the Company announced the merger of two of its advertising networks. The networks affected, Lowe & Partners Worldwide and Ammirati Puris Lintas were combined to form a new agency network called Lowe Lintas & Partners Worldwide. The merger involves the consolidation of operations in Lowe Lintas agencies in approximately 24 cities in 22 countries around the world. Once complete, the newly merged agency network will have offices in over 80 countries around the world.

          Since the fourth quarter of 1999, the Company has been executing the restructuring in connection with the merger. As of the current date, substantially all of the restructuring activities in the U.S., the U.K. and most European and Latin American countries have been completed.

          In the first quarter of 2000, the Company recognized pre-tax restructuring costs of $36.1 million ($20.7 million net of tax). The Company expects the remaining pre-tax costs to complete the restructuring to approximate $50-$70 million, which is in line with the Company's original plan. The remaining costs focus principally on finalizing the restructuring in Germany and several smaller markets.

          The total restructuring costs of $36.1 million include cash costs of $20.3 million.

          A summary of the components of the total restructuring and other merger related costs is as follows:

(Dollars in millions)

                                                  1st Quarter 2000
                                           ---------------------------------
                               Balance       Expense        Cash     Asset     Balance
                             at 12/31/99   recognized       Paid  Write-offs  at 3/31/00
                             -----------   -------------    ----  ----------  ----------
TOTAL BY TYPE
Severance and
  termination  costs            $43.6          $14.4        $ 9.6       --       $48.4
Fixed asset write-offs           11.1            5.4           --     16.5          --
Lease  termination costs          3.8            4.9          1.7       --         7.0
Investment write-offs
  and other                      23.4           11.4           .3     32.6         1.9
                                ------------------------------------------------------
Total                           $81.9          $36.1        $11.6    $49.1       $57.3
                                ======================================================

          The severance and termination costs recorded in 2000 relate to approximately 265 employees who have been terminated or notified that they will be terminated. The employee groups affected include management, administrative, account management, creative and media production personnel, principally in the U.S. and several European countries.

          The fixed asset write-offs relate largely to the abandonment of leasehold improvements as part of the merger. The amount recognized in 2000 relates to fixed asset write-offs in 3 offices, the largest of which is in the U.K.

          Lease termination costs relate to the offices vacated as part of the merger. The lease terminations are expected to be completed by mid-to-late 2000, with the cash portion to be paid out over a period of up to five years.

          The investment write-offs relate to the loss on sale or closing of certain business units. In 2000, $9.3 million has been recorded as a result of the decision to sell or abandon 2 businesses located in Asia and Europe. In the aggregate, the businesses being sold or abandoned represent an immaterial portion of the revenue and operations of Lowe Lintas & Partners. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. These sales or closures are expected to be completed by mid 2000.

     (d) In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
          133), which had an initial adoption date of January 1, 2000. In June 1999, the FASB postponed the adoption date of SFAS 133 until January 1, 2001. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and later recognized in earnings at the same time as the related hedged transactions. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial condition or results of operations.

     (e) On April 20, 2000, the Company completed the acquisition of NFO Worldwide, Inc. ("NFO"). The acquisition will be accounted for as a pooling of interests. In connection with the NFO acquisition, the Company assumed approximately $180 million in debt. Additionally, on April 20, 2000, the Company acquired substantial assets of the Communications Division of Caribiner International, Inc. for approximately $90 million in cash. The acquisition will be accounted for as a purchase. As the acquisitions occurred subsequent to the end of the first quarter, the financial statements presented in this Form 10-Q do not include the results of operations of the acquired entities.

     (f) As discussed in Note (a), prior year results have been reclassified to conform with current year presentations. The changes include the introduction of a new line item - "Income from operations." Amounts previously included in "Other income, net" as part of "Gross Income" are now included elsewhere in the Consolidated Income Statement. The following table illustrates the reclassifications made to the income statement for each of the quarters in 1999:

                     1ST QTR 1999          2ND QTR 1999              3RD QTR 1999           4TH QTR 1999          FULL YEAR 1999
                 --------------------  ----------------------  ----------------------  ----------------------  ---------------------
                 Prior Yr   Current Yr Prior Yr    Current Yr  Prior Yr    Current Yr  Prior Yr    Current Yr  Prior Yr   Current Yr
                  Format      Format    Format       Format     Format       Format     Format       Format     Format      Format
                 --------------------  ----------------------  ----------------------  ----------------------  ---------------------
Revenue          $908,081  $908,081  $1,096,621  $1,096,621  $1,021,357  $1,021,357  $1,401,244  $1,401,244  $4,427,303  $4,427,303
                           --------              ----------              ----------              ----------               ---------
Other
  income, net      16,999                37,812                  22,646                  56,758                 134,215
                 --------            ----------              ----------              ----------              ----------
Gross Income      925,080             1,134,433               1,044,003               1,458,002               4,561,518
                 --------            ----------              ----------              ----------              ----------
Operating
  expenses        830,131   825,631     873,170     864,301     914,821     906,898   1,207,734   1,196,793   3,825,856   3,793,623
Restructuring and
  other merger
  related costs                                                                          84,183      84,183      84,183      84,183
Interest expense   13,945                16,497                  17,478                  18,502                  66,422          --
                 ------------------  ----------------------  ----------------------  ----------------------  ----------------------
Total costs       844,076   825,631     889,667     864,301     932,299     906,898   1,310,419   1,280,976   3,976,461   3,877,806
                 ------------------  ----------------------  ----------------------  ----------------------  ----------------------
Income from
  Operations                 82,450                 232,320                 114,459                 120,268                 549,497
Interest expense            (13,945)                (16,497)                (17,478)                (18,502)         --     (66,422)
Other income, net            12,499                  28,943                  14,723                  45,817          --     101,982
                 ------------------  ----------------------  ----------------------  ----------------------  ----------------------
Income before
  provision for
  income taxes    81,004     81,004     244,766     244,766     111,704     111,704     147,583     147,583     585,057     585,057
Provision for
  income taxes    33,618     33,618      98,878      98,878      47,698      47,698      56,147      56,147     236,341     236,341
                 ------------------  ----------------------  ----------------------  ----------------------  ----------------------
Income of
  consolidated
  companies       47,386     47,386     145,888     145,888      64,006      64,006      91,436      91,436     348,716     348,716
Income applicable
  to minority     (3,599)    (3,599)     (8,905)     (8,905)     (5,981)     (5,981)    (14,939)    (14,939)    (33,424)    (33,424)
Equity in net
  income of
  unconsolidated
  affiliates         998        998       2,426       2,426       1,019       1,019       2,186       2,186       6,629       6,629
                 ------------------  ----------------------  ----------------------  ----------------------  ----------------------
Net Income       $44,785   $ 44,785  $  139,409  $  139,409  $   59,044  $   59,044  $    78,683  $  78,683  $  321,921 $   321,921
                 ==================  ======================  ======================  ======================  ======================

Item 2

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported net income of $36.3 million or $.13 diluted earnings per share for the three months ended March 31, 2000. Excluding the impact of restructuring and other merger related costs, which are discussed below, net income was $57.1 million or $.20 diluted earnings per share, compared to $44.8 million or $.16 diluted earnings per share for the three months ended March 31, 1999.

Worldwide revenue for the three months ended March 31, 2000 increased $182 million, or 20%, to $1.1 billion compared to the same period in 1999. Domestic revenue increased $129 million or 26% during the first quarter of 2000 compared to 1999. International revenue increased $52 million or 12% during the first quarter of 2000 compared to 1999. International revenue would have increased 19% excluding the effect of the strengthening of the U.S. dollar. The increase in worldwide revenue is a result of both new business growth and growth from acquisitions. Exclusive of acquisitions, worldwide revenue on a constant dollar basis increased 13% for the first quarter of 2000 compared to the prior year quarter.

Revenue from other specialized marketing services, which include media buying, market research, relationship (direct) marketing, sales promotion, public relations, sports and event marketing, healthcare marketing and e-business consulting and communications, comprised approximately 41% of the total worldwide revenue for the three months ended March 31, 2000, compared to 36% for the prior year quarter, and is expected to approach 50% for the full year 2000.

Worldwide operating expenses for the first quarter 2000, excluding restructuring and other merger related costs were $982 million, an increase of 19% over the prior year quarter. This increase is consistent with the 20% increase in revenue for the same period. Salaries and related expenses were $643 million or 59% of revenue for the first quarter of 2000 as compared to $544 million or 60% of revenue for the first quarter of 1999. Office and general expenses were $339 million for the first quarter of 2000 compared to $282 million for the first quarter of 1999.

Income from operations was $71 million for the first quarter of 2000. Excluding restructuring and other merger related costs, income from operations was $107 million for the first quarter of 2000, compared to $82 million for the first quarter of 1999, an increase of 30%. Amortization of goodwill was $21 million for the first quarter of 2000, compared to $15 million for the first quarter of 1999. Exclusive of acquisitions, foreign exchange fluctuations and amortization of goodwill, income from operations increased 22% for the first quarter of 2000 compared to the first quarter of 1999.

In October 1999, the Company announced the merger of two of its advertising networks. The networks affected, Lowe & Partners Worldwide and Ammirati Puris Lintas were combined to form a new agency network called Lowe Lintas & Partners Worldwide. The merger involves the consolidation of operations in Lowe Lintas agencies in approximately 24 cities in 22 countries around the world. Once complete, the newly merged agency network will have offices in over 80 countries around the world.

Since the fourth quarter of 1999, the Company has been executing the restructuring in connection with the merger. As of the current date, substantially all of the restructuring activities in the U.S., the U.K. and most European and Latin American countries have been completed.

In the first quarter of 2000, the Company recognized pre-tax restructuring costs of $36.1 million ($20.7 million net of tax). The Company expects the remaining pre-tax costs to complete the restructuring to approximate $50-$70 million, which is in line with the Company's original plan. The remaining costs focus principally on finalizing the restructuring in Germany and several smaller markets.

The total restructuring costs of $36.1 million include cash costs of $20.3 million.

A summary of the components of the total restructuring and other merger related costs is as follows:

                                                  1st Quarter 2000
                                           ---------------------------------
                               Balance       Expense        Cash     Asset     Balance
                             at 12/31/99   recognized       Paid  Write-offs  at 3/31/00
                             -----------   -------------    ----  ----------  ----------
TOTAL BY TYPE
Severance and
  termination  costs            $43.6          $14.4        $ 9.6       --       $48.4
Fixed asset write-offs           11.1            5.4           --     16.5          --
Lease  termination costs          3.8            4.9          1.7       --         7.0
Investment write-offs
  and other                      23.4           11.4           .3     32.6         1.9
                                ------------------------------------------------------
Total                           $81.9          $36.1        $11.6    $49.1       $57.3
                                ======================================================

The severance and termination costs recorded in 2000 relate to approximately 265 employees who have been terminated or notified that they will be terminated. The employee groups affected include management, administrative, account management, creative and media production personnel, principally in the U.S. and several European countries.

The fixed asset write-offs relate largely to the abandonment of leasehold improvements as part of the merger. The amount recognized in 2000 relates to fixed asset write-offs in 3 offices, the largest of which is in the U.K.

Lease termination costs relate to the offices vacated as part of the merger. The lease terminations are expected to be completed by mid-to-late 2000, with the cash portion to be paid out over a period of up to five years.

The investment write-offs relate to the loss on sale or closing of certain business units. In 2000, $9.3 million has been recorded as a result of the decision to sell or abandon 2 businesses located in Asia and Europe. In the aggregate, the businesses being sold or abandoned represent an immaterial portion of the revenue and operations of Lowe Lintas & Partners. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. These sales or closures are expected to be completed by mid 2000.

Other income, net, consists of interest income, investment income and net gains from equity investments, all of which have increased at comparable rates over the prior year quarter.

The effective tax rate for the three months ended March 31, 2000 was 42.5%, compared to 41.5% in 1999. The difference between the effective and statutory rates is primarily due to foreign losses with no tax benefit, losses from translation of foreign currencies which provided no tax benefit, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2000 was $22 million, a decrease of $109 million from December 31, 1999. The decrease is partly due to expenditures for additional strategic long-term investments and a net reduction in long-term debt during the first quarter of 2000. The ratio of current assets to current liabilities was slightly above 1 to 1 at March 31, 2000.

Historically, cash flow from operations has been the primary source of working capital and management believes that it will continue to be so in the future. Net cash used in operating activities was $172 million for the first quarter of 2000 and $196 million for the first quarter of 1999. The Company's working capital is used primarily to provide for the operating needs of its subsidiaries, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media on a timely basis. Other uses of working capital include the payment of cash dividends, acquisitions, capital expenditures and the reduction of long-term debt. In addition, during the first three months of 2000, the Company acquired 1,080,200 shares of its own stock for the purpose of fulfilling the Company's obligations under its various compensation plans.


OTHER MATTERS

Acquisitions
------------
On April 20, 2000, the Company completed the acquisition of NFO Worldwide, Inc. ("NFO"). The acquisition will be accounted for as a pooling of interests. In connection with the NFO acquisition, the Company assumed approximately $180 million in debt. Additionally, on April 20, 2000, the Company acquired substantial assets of the Communications Division of Caribiner International, Inc. for approximately $90 million in cash. The acquisition will be accounted for as a purchase. As the acquisitions occurred subsequent to the end of the first quarter, the financial statements presented in this Form 10-Q do not include the results of operations of the acquired entities.


Year 2000 Issue
---------------
Subsequent to completion of the Company's Year 2000 compliance programs, the Company has not experienced any significant Year 2000 disruptions to its business nor has the Company been made aware of any significant disruptions impacting its customers or critical suppliers.


Cautionary Statement
--------------------

Statements by the Company in this document, that are not matters of historical fact, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.

New Accounting Guidance
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which had an initial adoption date of January 1, 2000. In June 1999, the FASB postponed the adoption date of SFAS 133 until January 1, 2001. The Company does not believe the effect of adopting SFAS 133 will be material to its financial condition or results of operations.


Conversion to the Euro
----------------------
On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). The Company conducts business in member countries. The transition period for the introduction of the Euro is between January 1, 1999, and June 30, 2002. The Company is addressing the issues involved with the introduction of the Euro. The major important issues facing the Company include: converting information technology systems; reassessing currency risk; negotiating and amending contracts; and processing tax and accounting records.

Based upon progress to date, the Company believes that use of the Euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the Euro has not, and is not expected to have a material effect on the Company's financial condition or results of operations.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's financial market risk arises from fluctuations in interest rates and foreign currencies. Most of the Company's debt obligations are at fixed interest rates. A 10% change in market interest rates would not have a material effect on the Company's pre-tax earnings, cash flows or fair value. At March 31, 2000, the Company had an insignificant amount of foreign currency derivative financial instruments in place. The Company does not hold any financial instrument for trading purposes.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES
        ---------------------


            (c) RECENT SALES OF UNREGISTERED SECURITIES

          (1) On January 1, 2000, the Registrant issued a total of 43,068 shares of Interpublic Common Stock, par value $.10 per share, (the "Interpublic Stock") to shareholders of a foreign company as final payment of the purchase price for 100% of the capital stock of the foreign company. The Interpublic stock issued had a market value of $2,389,704 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (2) On January 1, 2000 the Registrant issued 43,068 shares of Interpublic Stock valued at $2,389,704 and paid $1,912,000 cash to the former shareholders of the acquired company. This represented the final deferred payment of the purchase price for the final 40% of the company required during the first quarter of 1998.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non US persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (3) On January 4, 2000, a subsidiary of the Registrant acquired 100% of the capital stock of a domestic company in consideration for which the Registrant paid $4,862,360.09 in cash and issued a total of 94,287 shares of Interpublic Stock to the security holders of the company. The shares of Interpublic Stock had a market value of $4,862,313.77 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

          (4) On January 11, 2000, a subsidiary of the Registrant acquired 100% of the capital stock of a domestic company in consideration for which the Registrant paid $1,273,137.59 in cash and issued a total of 22,509 shares of Interpublic Stock to the security holders of the acquired company. The shares of Interpublic Stock had a market value of $1,273,137.59 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

          (5) On January 12, 2000, Registrant paid $1,373,626 in cash and on January 13, 2000 issued 27,400 shares of Interpublic Stock to the former shareholders of a foreign company which was acquired in the fourth quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,438,500 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (6) On January 20, 2000 the Registrant issued 2,914 shares of Interpublic Stock and paid US$ 125,000 in cash to the former shareholder of a domestic company which was acquired in the second quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at US$ 150,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.


          (7) On January 21, 2000, the Registrant acquired 80% of the assets of a domestic company in consideration for which the Registrant paid $10,500,000 in cash and issued 86,207 shares of Interpublic Stock to the stockholders of the selling company. The shares of Interpublic Stock were valued at $4,500,000 on the date of issuance.

               The share of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the stockholders of the selling company.

          (8) On February 11, 2000, a subsidiary of the Registrant acquired substantially all of the assets and assumed substantially all the liabilities of a domestic company in consideration for which the Registrant paid $2,700,000 in cash and issued a total of 6,129 shares of Interpublic Stock to the stockholder of the selling company. The shares of Interpublic Stock had a market value of $300,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the stockholder of the selling company.

          (9) On February 7, 2000, a subsidiary of the Registrant acquired certain of the assets and assumed certain of the liabilities of a domestic company in consideration for which the Registrant paid $1,500,000 in cash and issued 28,616 shares of Interpublic Stock to the selling company's stockholders. The shares of Interpublic Stock had a market value of $1,375,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the stockholders of the selling company.

          (10) On February 14, 2000, a subsidiary of the Registrant acquired 100% of the capital stock of two related companies in consideration for which Registrant paid $4,364,392.10 in cash and issued 10,191 shares of Interpublic Stock to the shareholders of the acquired companies. The shares of Interpublic Stock were valued at $454,136.44 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (11) On February 22, 2000, Registrant paid $913,888 in cash and on February 25, 2000 issued 18,803 shares of Interpublic Stock to the former shareholders of a foreign company which was acquired in the first and third quarters of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $720,390 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (12) On February 23, 2000 the Registrant issued a total of 3,888 shares of Interpublic Stock to the former shareholders of a company 49% of which was acquired in the second quarter 1994, 31% of which was acquired in the first quarter of 1998 and 6% of which was acquired in the first quarter of 2000. Of the aggregate amount of shares issued on February 23, 2000, 1,555 of the shares of Interpublic Stock together with a payment of US$ 150,000 represented a deferred payment of the purchase price for the 31% of the company. Those shares were valued at US$ 75,000 at the date of issuance. Of the aggregate number of shares issued on February 23, 2000, 2,333 of the shares together with a payment of US$ 450,000 represented the purchase price for the 6% of the company. Those shares were valued at US$ 112,500 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non US persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (13) On March 1, 2000, a subsidiary of the Registrant acquired 55% of the limited liability company interest units of a company in consideration for which Registrant paid $13,000,000.00 in cash and issued 24,875 shares of Interpublic Stock to the limited liability company interest unit holders of the acquired company. The shares of Interpublic Stock were valued at $998,109.38 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's limited liability company interest unit holders.

          (14) On March 1, 2000, the Registrant issued 3,104 shares of Interpublic Stock and paid $350,000 in cash to the shareholder of a company which was 80% acquired by the Registrant in the third quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $150,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's stockholder.

          (15) On March 10, 2000, a subsidiary of the Registrant acquired 100% of the issued and outstanding shares of a domestic company in consideration for which the Registrant paid $962,500 in cash and issued 23,298 shares of
Interpublic  Stock  to  the  acquired  company's  stockholder.   The  shares  of
Interpublic Stock had a market value of $962,500 on the date of issuance. In addition, 11,649 shares of Interpublic Stock were "heldback" in escrow, to be released upon the satisfaction of certain financial conditions.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) of the Securities Act, based on the sophistication of the acquired company's former stockholder.

          (16) On March 15, 2000, the Registrant issued 18,848 shares of Interpublic Stock and paid $1,200,000 in cash to the shareholders of a company which was 80% acquired by the Registrant in the second quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $800,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Rule 506 of Regulation D, based on the accredited investor status or sophistication of the shareholders of the acquired company.

          (17) On March 29, 2000, the Registrant issued 43,855 shares of Interpublic Stock to the former shareholders of a domestic company which was acquired in the second quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,736,452 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

          (18) On March 31, 2000, the Registrant acquired a domestic company in consideration for which the Registrant issued 527,640 shares of Interpublic Stock to the stockholders of the acquired company. The shares of Interpublic Stock were valued at $26,000,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

          (19) On March 31, 2000, the Registrant paid $4,420,251 in cash and issued 36,071 shares of Interpublic Stock to the former shareholders of two domestic companies which were acquired in the fourth quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,473,417 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS
                  --------

                  Exhibit 10(a)  Amended and Restated Outside
                                 Directors Stock Incentive Plan.

                  Exhibit 10(b)  Supplemental Agreement, dated as of
                                 April 1, 2000 to an Employment Agreement between the Registrant and John J. Dooner, Jr.

                  Exhibit 10(c) Supplemental Agreement, dated as of April 1, 2000 to an Employment Agreement between the Registrant and Sean F. Orr.

                  Exhibit 11     Computation of Earnings Per Share.

                  Exhibit 27     Financial Data Schedule.

         (b)   REPORTS ON FORM 8-K

               The following reports on Form 8-K were filed during the quarter ended March 31, 2000:

               (1) Report, dated January 24, 2000, Item 5 Other Events and Item 7 Exhibits - Press Release, dated January 23, 2000, that announced certain restructuring charges expected to be incurred by the Registrant in connection with the merger of two of its subsidiaries, Ammirati Puris Lintas and Lowe & Partners Worldwide (the "Restructuring Charges").

               (2) Report, dated February 25, 2000, Item 5 Other Events and Item 7 Exhibits - Two Press Releases, dated February 23, 2000 and February 24, 2000 respectively. The press release, dated February 23, 2000, included a Consolidated Summary of Earnings for Twelve Months and Fourth Quarter Report 1999 and 1998 that showed the results of the Registrant before and after the effects of the Restructuring Charges.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE INTERPUBLIC GROUP OF COMPANIES,
                                            INC.

                                                 (Registrant)

Date:    May 12, 2000                     BY /S/ PHILIP H. GEIER, JR.
                                             ------------------------
                                               PHILIP H. GEIER, JR.
                                               Chairman of the Board
                                                 and Chief Executive
                                                 Officer



Date:    May 12, 2000                     BY /S/ SEAN F. ORR
                                             ------------------------
                                               SEAN F. ORR
                                               Executive Vice President
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION
-----------    -----------

Exhibit 10(a)  Amended and Restated Outside
               Directors Stock Incentive Plan

Exhibit 10(b)  Supplemental Agreement, dated as of
               April 1, 2000 to an Employment Agreement between the Registrant and John J. Dooner, Jr.

Exhibit 10(c)  Supplemental Agreement, dated as of
               April 1, 2000 to an Employment Agreement between the Registrant and Sean F. Orr

Exhibit 11     Computation of Earnings Per Share

Exhibit 27     Financial Data Schedule