Form 10-Q
period 2000-06-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 2000-08-14
CIK 51644

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

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at July 31, 2000: 307,768,471 shares.

       THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                                    I N D E X


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Balance Sheet
                   June 30, 2000 (unaudited) and
                   December 31, 1999

                  Consolidated Income Statement
                   Three months ended June 30, 2000
                   and 1999 (unaudited)

                  Consolidated Income Statement
                   Six months ended June 30, 2000
                   and 1999 (unaudited)

                  Consolidated Statement of Comprehensive Income
                   Three months ended June 30, 2000
                   and 1999 (unaudited)

                  Consolidated Statement of Comprehensive Income
                   Six months ended June 30, 2000
                   and 1999 (unaudited)

                  Consolidated Statement of Cash Flows
                   Six months ended June 30, 2000
                   and 1999 (unaudited)

                  Notes to Consolidated Financial Statements (unaudited)

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative disclosures about Market Risk

PART II.  OTHER INFORMATION

     Item 2.   Changes in Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 6.   Exhibits and Reports on Form 8-K

     SIGNATURES

     INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION
Item 1

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                     ASSETS

                                                    June 30,      December 31,
                                                      2000           1999
                                                   (unaudited)
                                                   ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents (includes
   certificates of deposit: 2000-$85,740;
   1999-$150,343)                                   $  687,527      $1,006,011
 Marketable securities                                  54,630          36,765
 Receivables (net of allowance for doubtful
   accounts:  2000-$64,682; 1999-$60,505)            4,653,714       4,401,704
 Expenditures billable to clients                      429,921         332,833
 Prepaid expenses and other current assets             189,756         146,019
                                                    --------------------------
    Total current assets                             6,015,548       5,923,332
                                                    --------------------------
 OTHER ASSETS:
 Investment in unconsolidated affiliates                72,139          61,987
 Deferred taxes on income                               78 227              --
 Other investments and miscellaneous assets            588,233         718,939
                                                    --------------------------
    Total other assets                                 738,599         780,926
                                                    --------------------------
 FIXED ASSETS, at cost:
 Land and buildings                                    156,381         164,678
 Furniture and equipment                               832,160         777,368
                                                    --------------------------
                                                       988,541         942,046
 Less: accumulated depreciation                       (538,801)       (504,371)
                                                    --------------------------
                                                       449,740         437,675
 Unamortized leasehold improvements                    164,445         145,071
                                                    --------------------------
    Total fixed assets                                 614,185         582,746
                                                    --------------------------
 INTANGIBLE ASSETS (net of accumulated
  amortization: 2000-$649,817; 1999-$607,417)        2,402,265       1,879,600
                                                    --------------------------

 TOTAL ASSETS                                       $9,770,597      $9,166,604
                                                    ==========================

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands Except Per Share Data)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30,      December 31,
                                                        2000            1999
                                                     (unaudited)
                                                     ------------   ------------
CURRENT LIABILITIES:
 Payable to banks                                   $  534,756       $  262,397
 Accounts payable                                    4,623,684        4,568,343
 Accrued expenses                                      699,932          761,210
 Accrued income taxes                                  203,804          160,484
                                                     --------------------------
 Total current liabilities                           6,062,176        5,752,434
                                                     --------------------------
 NONCURRENT LIABILITIES:
 Long-term debt                                        720,211          524,183
 Convertible subordinated debentures
   and notes                                           525,577          518,490
 Deferred compensation and reserve
   for termination allowances                          358,958          344,999
 Deferred taxes on income                                   --           44,744
 Accrued postretirement benefits                        50,541           50,226
 Other noncurrent liabilities                           87,961           87,548
 Minority interests in consolidated
   subsidiaries                                         84,958           81,612
                                                     --------------------------
 Total noncurrent liabilities                        1,828,206        1,651,802
                                                     --------------------------
 STOCKHOLDERS' EQUITY:
 Preferred Stock, no par value
   shares authorized:  20,000,000
   shares issued:  none

 Common Stock, $.10 par value
   shares authorized:  550,000,000
   shares issued:
     2000 - 312,237,591;
     1999 - 309,996,727                                 31,224           31,000
 Additional paid-in capital                            881,226          784,646
 Retained earnings                                   1,511,797        1,389,971
 Accumulated other comprehensive
   loss, net of tax                                  (297,861)          (76,695)
                                                     --------------------------
                                                     2,126,386        2,128,922
 Less:
 Treasury stock, at cost:
 2000 - 4,757,252 shares;
 1999 - 8,909,904 shares                               145,510          289,519
 Unamortized expense of restricted
   stock grants                                        100,661           77,035
                                                     --------------------------
 Total stockholders' equity                          1,880,215        1,762,368
                                                     --------------------------
 Commitments and contingencies

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $9,770,597       $9,166,604
                                                    ===========================

All prior periods have been restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. (See Note (b))

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           THREE MONTHS ENDED JUNE 30
                  (Amounts in Thousands Except Per Share Data)
                                   (unaudited)

                                                 2000             1999
                                                 ----             ----
Revenue                                      $ 1,418,192      $ 1,231,113
                                             -----------      -----------

Salaries and related expenses                    713,591          619,176
Office and general expenses                      411,094          360,294
Restructuring and other
  merger related costs                            52,775                -
                                             -----------      -----------
     Total operating expenses                  1,177,460          979,470
                                             -----------      -----------

Income from operations                           240,732          251,643

Interest expense                                 (22,039)         (20,559)
Other income, net                                 29,105           29,115
                                             -----------      -----------
Income before provision for income taxes         247,798          260,199

Provision for income taxes                       105,065          103,989
                                             -----------      -----------
Income of consolidated companies                 142,733          156,210

Income applicable to minority interests          (10,287)          (9,003)
Equity in net income of unconsolidated
  affiliates                                       4,393            2,800
                                             -----------      -----------
Net income                                   $   136,839      $   150,007
                                             ===========      ===========
Weighted average shares:
  Basic                                          294,438          292,201
  Diluted                                        317,236          311,456

Earnings Per Share:
  Basic                                      $       .46      $       .51
  Diluted                                    $       .45      $       .49

Dividends per share                          $       .095     $       .085

All prior periods have been restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. (See Note (b))

The accompanying notes are an integral part of these consolidated financial statements.


          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                            SIX MONTHS ENDED JUNE 30
                  (Dollars in Thousands Except Per Share Data)
                                   (unaudited)

                                                 2000             1999
                                                 ----             ----
Revenue                                      $ 2,616,403      $ 2,253,547
                                             -----------      -----------

Salaries and related expenses                  1,407,175        1,207,773
Office and general expenses                      804,256          702,724
Restructuring and other
  merger related costs                            88,826                -
                                             -----------      -----------
     Total operating expenses                  2,300,257        1,910,497
                                             -----------      -----------
Income from operations                           316,146          343,050

Interest expense                                 (42,416)         (38,012)
Other income, net                                 45,901           41,837
                                             -----------      -----------
Income before provision for income taxes         319,631          346,875

Provision for income taxes                       135,946          139,567
                                             -----------      -----------
Income of consolidated companies                 183,685          207,308

Income applicable to minority interests          (15,709)         (12,756)
Equity in net income of unconsolidated
  affiliates                                       6,158            4,167
                                             -----------      -----------
Net income                                   $   174,134      $   198,719
                                             ===========      ===========
Weighted average shares:
  Basic                                          294,168          291,366
  Diluted                                        304,390          308,903

Earnings Per Share:
  Basic                                      $       .59      $       .68
  Diluted                                    $       .57      $       .66

Dividends per share                          $       .18      $       .17

All prior periods have been restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. (See Note (b))

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                           THREE MONTHS ENDED JUNE 30
                             (Dollars in Thousands)
                                   (unaudited)

                                                  2000           1999
                                                  ----           ----
Net Income                                      $136,839      $150,007
                                                --------      --------
Other Comprehensive Income (Loss), net of tax:

Foreign Currency Translation Adjustments         (43,966)      (21,509)

Net Unrealized Loss on Securities                (85,235)      (23,452)
                                                --------      --------
Other Comprehensive Loss                        (129,201)      (44,961)
                                                --------      --------
Comprehensive Income                            $  7,638      $105,046
                                                ========      ========


All prior periods have been restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. (See Note (b))

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                            SIX MONTHS ENDED JUNE 30
                             (Dollars in Thousands)
                                   (unaudited)

                                                  2000           1999
                                                  ----           ----
Net Income                                      $174,134      $198,719
                                                --------      --------
Other Comprehensive Income (Loss), net of tax:

Foreign Currency Translation Adjustments         (75,742)      (86,063)

Net Unrealized Loss on Securities               (145,424)         (679)
                                                --------      --------
Other Comprehensive Loss                        (221,166)      (86,742)
                                                --------      --------
Comprehensive Income (Loss)                    $ (47,032)    $ 111,977
                                               =========      ========


All prior periods have been restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. (See Note (b))

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30
                             (Dollars in Thousands)
                                   (unaudited)
                                                           2000          1999
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  174,134      $ 198,719
Adjustments to reconcile net income to cash (used in)
    provided by operating activities:
  Depreciation and amortization of fixed assets           67,832         56,951
  Amortization of intangible assets                       47,374         36,318
  Amortization of restricted stock awards                 16,755         12,227
  Equity in net income of unconsolidated
   affiliates                                             (6,158)        (4,167)
  Income applicable to minority interests                 15,709         12,756
  Translation losses                                         677            798
  Net gain from sale of investments                       (8,320)       (11,832)
  Restructuring charges, non cash                         20,600             --
Changes in assets and liabilities, net of acquisitions:
  Receivables                                           (282,867)      (548,353)
  Expenditures billable to clients                       (86,746)       (66,491)
  Prepaid expenses and other assets                      (43,005)       (19,149)
  Accounts payable and other liabilities                   6,071        336,090
  Accrued income taxes                                    11,090         26,368
  Deferred income taxes                                  (20,624)        (1,387)
  Deferred compensation and reserve for
    termination allowances                                18,848           (366)
                                                      ----------      ---------
Net cash (used in) provided by operating activities      (68,630)        28,482
CASH FLOWS FROM INVESTING ACTIVITIES:                 ----------      ---------
  Acquisitions                                          (309,023)      (133,426)
  Proceeds from sale of assets                               520             --
  Proceeds from sale of investments                        6,442         17,019
  Capital expenditures                                   (96,711)       (60,303)
  Net purchases of marketable securities                 (19,545)       (18,308)
  Other investments and miscellaneous assets            (135,236)       (41,685)
  Investments in unconsolidated affiliates               (10,319)        (4,160)
                                                      ----------      ---------
Net cash used in investing activities                   (563,872)      (240,863)
CASH FLOWS FROM FINANCING ACTIVITIES:                 ----------      ---------
  Increase in short-term borrowings                      283,227         45,704
  Proceeds from long-term debt                           416,649        395,352
  Payments of long-term debt                            (220,629)       (35,946)
  Treasury stock acquired                               (114,040)      (126,977)
  Issuance of common stock                                28,534         42,657
  Cash dividends - pooled                                   (420)        (1,481)
  Cash dividends - Interpublic                           (51,869)       (43,755)
                                                      ----------      ---------
Net cash provided by financing activities                341,452        275,554
                                                      ----------      ---------
Effect of exchange rates on cash and cash
  equivalents                                            (27,434)       (29,556)
                                                      ----------      ---------
Increase/(decrease) in cash and cash equivalents        (318,484)        33,617

Cash and cash equivalents at
  beginning of year                                    1,006,011        780,429
                                                      ----------      ---------
Cash and cash equivalents at end of period            $  687,527      $ 814,046
                                                       ==========      =========

All prior periods have been restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. (See Note (b))

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  1. Consolidated Financial Statements

     (a) In the opinion of management, the consolidated balance sheet as of June 30, 2000, the consolidated income statements for the three months and six months ended June 30, 2000 and 1999, the consolidated statement of comprehensive income for the three months and six months ended June 30, 2000 and 1999, and the consolidated statement of cash flows for the six months ended June 30, 2000 and 1999, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company") December 31, 1999 annual report to stockholders and the supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated July 17, 2000.

          The Company's consolidated financial statements, including the related notes, have been restated for the prior periods presented to include the results of operations, financial position and cash flows of NFO Worldwide, Inc. ("NFO"). (See Note (b)). Additionally, the results of several other recent acquisitions, all of which have been accounted for as poolings of interests, have been included in the restated financial statements. Other than NFO, none of the acquisitions was individually, or in aggregate, material.

          The accompanying income statements have been prepared in a format different than that used in the originally filed Form 10-Q for the quarterly period ended June 30, 1999. The accompanying financial statements include the line - "Income from operations". Amounts previously included in "Other income, net" as part of "Gross Income" are now included elsewhere in the Consolidated Statement of Income.

     (b) In April 2000, the Company issued approximately 12.6 million shares of its common stock in connection with the acquisition of NFO. The acquisition has been accounted for as a pooling of interests.

     (C) During the second quarter, the Company recorded pre-tax restructuring and other merger related costs of $52.8 million ($35 million net of tax). The amount included a pre-tax amount of $38.4 million related to the previously announced restructuring of Lowe Lintas & Partners Worldwide. The remaining costs relate principally to transaction costs related to the previously announced merger with NFO.

          Lowe Lintas & Partners
          -----------------------
          In October 1999, the Company announced the merger of two of its advertising networks. The networks affected, Lowe & Partners Worldwide and Ammirati Puris Lintas were combined to form a new agency network called Lowe Lintas & Partners Worldwide. The merger involves the consolidation of operations in Lowe Lintas agencies in approximately 24 cities in 22 countries around the world. Once complete, the newly merged agency network will have offices in over 80 countries around the world.

          Since the fourth quarter of 1999, the Company has been executing the restructuring in connection with the merger. As of the current date, substantially all restructuring activities have been completed except for some real estate and other activities principally related to Germany.

          In the second quarter of 2000, the Company recognized pre-tax restructuring and other merger related costs of $38.4 million, related to Lowe Lintas, including $28 million of cash charges. For the first six months of 2000, the Company recognized $74.4 million in pre-tax costs of which $53.8 million were cash charges.

          A summary of the components of the restructuring and other merger related costs for Lowe Lintas is as follows:

 (Dollars in millions)

                                                Year to Date June 30, 2000
                                            ---------------------------------
                                Balance       Expense        Cash     Asset          Balance
                              at 12/31/99   recognized       Paid  Write-offs       at 6/30/00
                              -----------   -------------    ----  ----------       ----------
 TOTAL BY TYPE
 Severance and
   termination  costs            $43.6          $32.0        $21.4       --           $54.2
 Fixed asset write-offs           11.1            9.3           --     20.4              --
 Lease  termination costs          3.8           13.6          7.2       --            10.2
 Investment write-offs
   and other                      23.4           19.5          6.0     36.9              --
                                 --------------------------------------------------------------
 Total                           $81.9          $74.4        $34.6    $57.3           $64.4
                                 ==============================================================

          The severance and termination costs recorded 2000 relate to approximately 360 employees who have been terminated or notified that they will be terminated. The employee groups affected include management, administrative, account management, creative and media production personnel, principally in the U.S. and several European countries.

          The fixed asset write-offs relate largely to the abandonment of leasehold improvements as part of the merger. The amount recognized in 2000 relates to fixed asset write-offs in 3 offices, the largest of which is in the U.K.

          Lease termination costs relate to the offices vacated as part of the merger. The lease terminations are substantially complete, with the cash portion to be paid out over a period of up to five years.

          The investment write-offs relate to the loss on sale or closing of certain business units. In 2000, $19.5 million has been recorded, the majority of which results from the decision to sell or abandon 3 businesses located in Asia and Europe. In the aggregate, the businesses being sold or abandoned represent an immaterial portion of the revenue and operations of Lowe Lintas & Partners. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. These sales or closures are expected to be completed by mid 2000.

          NFO Merger Related Costs
          ------------------------
          In addition to the restructuring and other merger related costs noted above, an additional $14.4 million in cash costs was recorded by the Company in the second quarter of 2000. This amount relates largely to the non-recurring transaction costs related to the recently completed acquisition of NFO. (See Note (b)).

     (d) In addition to the acquisition mentioned in (b), during the second quarter the Company made several other acquisitions, including Nationwide Advertising Services and substantial assets of the
          Communications Division of Caribiner International, Inc. The acquisitions have been accounted for as purchases.

     (e) On June 27, 2000, the Company entered into a syndicated credit agreement under which a total of $750 million may be borrowed; $375 million may be borrowed under a 364-day facility and $375 million under a five-year facility. The facilities bear interest at variable rates based on either LIBOR or a bank's base rates, at the Company's option. As of June 30, 2000, approximately $409 million had been borrowed under the facilities. The weighted-average interest rate on the borrowings at June 30, 2000 was 8%. The proceeds from the syndicated credit agreement were used to refinance borrowings and to fund general corporate purposes including acquisitions and other inv-estments. The pre-existing borrowing facilities were subsequently terminated.

     (f) In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which sets out the required accounting treatment for derivatives and hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which provides additional guidance related to accounting for derivative instruments and hedging activities as addressed by SFAS No. 133. The Company does not believe that the effect of adopting SFAS No. 133 and SFAS No. 138 will be material to its financial condition or results of operations.

Item 2

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

As discussed in Note (b), the Company acquired NFO Worldwide, Inc. ("NFO"), a leading provider of research based marketing information and counsel to the business community, in a transaction accounted for as a pooling of interests in April 2000. The Company's consolidated financial statements and other financial information for prior periods have been restated to reflect the effect of the NFO pooling and the results of several other acquisitions, which have been accounted for as poolings of interests. The following discussion relates to the combined results of the Company after giving effect to the pooled companies.


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------
The Company reported net income of $136.8 million or $.45 diluted earnings per share for the three months ended June 30, 2000. Excluding the impact of restructuring and other merger related costs, which are discussed below, net income was $171.9 million or $.56 diluted earnings per share, compared to $150.0 million or $.49 diluted earnings per share for the three months ended June 30, 1999.

The following table sets forth net income and earnings per share before and after restructing and other merger related costs:

(Dollars in thousands, except
  per share date)

                                        2000           1999
                                        -----         ------
Net income as reported                  $136,839       $150,007
Earnings per share:
 Basic                                       .46            .51
 Diluted                                     .45            .49

Net income before restructuring
 and other merger related costs        $171,878        $150,007
Earnings per share:
 Basic                                      .58             .51
 Diluted                                    .56             .49

Worldwide revenue for the three months ended June 30, 2000 increased $187 million, or 15%, to $1.4 billion compared to the same period in 1999. Domestic revenue increased $126 million or 20% from 1999 levels. International revenue increased $61 million or 10% during the second quarter of 2000 compared to 1999. International revenue would have increased 16%, excluding the effect of the strengthening of the U.S. dollar. The increase in worldwide revenue is a result of both new business growth and growth from acquisitions. Exclusive of acquisitions, worldwide revenue on a constant dollar basis increased 13% for the second quarter of 2000 compared to the prior year quarter.

Revenue from other specialized marketing services, which include media buying, market research, relationship (direct) marketing, sales promotion, public relations, sports and event marketing, healthcare marketing and e-business consulting and communications, comprised approximately 47% of the total worldwide revenue for the three months ended June 30, 2000, compared to 44% for the prior year quarter.

Income from operations was $240 million for the second quarter of 2000. Excluding restructuring and other merger related costs, income from operations was $294 million for the second quarter of 2000, compared to $252 million for the second quarter of 1999, an increase of 17%. Amortization of intangible assets was $24 million for the second quarter of 2000, compared to $19 million for the second quarter of 1999. Exclusive of acquisitions, foreign exchange fluctuations and amortization of intangible assets, income from operations increased 17% for the second quarter of 2000 compared to the second quarter of 1999.

Worldwide operating expenses for the second quarter 2000, excluding restructuring and other merger related costs were $1.1 billion, an increase of 15% over the prior year quarter. This increase is consistent with the 15% increase in revenue for the same period. Salaries and related expenses were $714 million or 50% of revenue for the second quarter of 2000 as compared to $619 million or 50% of revenue for the second quarter of 1999. Office and general expenses were $411 million for the second quarter of 2000 compared to $360 million for the second quarter of 1999.

Interest expense was $22.0 million for the three months ended June 30, 2000, compared to $20.6 million for the prior year quarter. The increase is primarily a result of higher debt levels and higher interest rates in 2000.

Other income, net, which consists of interest income, investment income and net gains from equity investments, remained flat at $29 million for the three months ended June 30, 2000 and for the prior year quarter.

The effective tax rate for the three months ended June 30, 2000 was 42.4%, compared to 40.0% in 1999. The difference between the effective and statutory rates is primarily due to state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------
Net income was $174.1 million or $.57 diluted earnings per share for the six months ended June 30, 2000. Excluding the impact of restructuring and other merger related costs, which are discussed below, net income was $229.9 million or $.75 diluted earnings per share, compared to $198.7 million or $.66 diluted earnings per share.

The following table sets forth net income and earnings per share before and after restructing and other merger related costs:

(Dollars in thousands, except
  per share data)
                                        2000            1999
                                        -----           ----


Net income as reported                 $174,134        $198,719
Earnings per share:
 Basic                                      .59             .68
 Diluted                                    .57             .66

Net income before restructuring
 and other merger related costs        $229,903        $198,719
Earnings per share:
 Basic                                      .78             .68
 Diluted                                    .75             .66

Worldwide revenue for the six months ended June 30, 2000, increased $363 million, or 16%, to $2.6 billion compared to the same period in 1999. Domestic revenue increased $264 million or 23% during the first six months of 2000 compared to 1999. International revenue increased $99 million or 9% during the first six months of 2000 compared to 1999. International revenue would have increased 14%, excluding the effect of the strengthening of the U.S. dollar. The increase in worldwide revenue is a result of both new business growth and growth from acquisitions. Exclusive of acquisitions, worldwide revenue on a constant dollar basis increased 13% for the first six months of 2000 compared to the prior year period.

Revenue from other specialized marketing services, which include media buying, market research, relationship (direct) marketing, sales promotion, public relations, sports and event marketing, healthcare marketing and e-business consulting and communications, comprised approximately 47% of the total worldwide revenue for the six months ended June 30, 2000, compared to 44% for the first six months of 1999.

Income from operations was $316 million for the six months ended June 30, 2000. Excluding restructuring and other merger related costs, income from operations was $405 million for the first six months of 2000, compared to $343 million for the first six months of 1999, an increase of 18%. Amortization of intangible assets was $47 million for the first six months of 2000, compared to $36 million for the first six months of 1999. Exclusive of acquisitions, foreign exchange fluctuations and amortization of intangible assets, income from operations increased 18% for the first six months of 2000 compared to the first six months of 1999.

Worldwide operating expenses for the six months ended June 30, 2000, excluding restructuring and other merger related costs were $2.2 billion, an increase of 16% over the prior year period. This increase is consistent with the 16% increase in revenue for the same period. Salaries and related expenses were $1.4 billion or 54% of revenue for the first six months of 2000 as compared to $1.2 billion or 54% of revenue for the first six months of 1999. Office and general expenses were $804 million for the first six months of 2000 compared to $703 million for the first six months of 1999.

Interest expense was $42.4 million for the six months ended June 30, 2000, compared to $38.0 million for the prior year. The increase is primarily a result of higher debt levels and higher interest rates in 2000.

Other income, net, which consists of interest income, investment income and net gains from equity investments, all have increased at comparable rates over the prior year.

The effective tax rate for the six months ended June 30, 2000 was 42.5%, compared to 40.2% in 1999. The difference between the effective and statutory rates is primarily due to, state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Restructuring and Other Merger Related Costs
--------------------------------------------
During the second quarter, the Company recorded pre-tax restructuring and other merger related costs of $52.8 million ($35 million net of tax). The amount included a pre-tax amount of $38.4 million related to the previously announced restructuring of Lowe Lintas & Partners Worldwide. The remaining costs relate principally to transaction costs related to the previously announced merger with NFO.

Lowe Lintas & Partners
In October 1999, the Company announced the merger of two of its advertising networks. The networks affected, Lowe & Partners Worldwide and Ammirati Puris Lintas were combined to form a new agency network called Lowe Lintas & Partners Worldwide. The merger involves the consolidation of operations in Lowe Lintas agencies in approximately 24 cities in 22 countries around the world. Once complete, the newly merged agency network will have offices in over 80 countries around the world.

Since the fourth quarter of 1999, the Company has been executing the restructuring in connection with the merger. As of the current date, substantially all restructuring activities have been completed except for some real estate and other activities principally related to Germany.

In the second quarter of 2000, the Company recognized pre-tax restructuring and other merger related costs of $38.4 million, related to Lowe Lintas, including $28 million of cash charges. For the first six months of 2000, the Company recognized $74.4 million in pre-tax costs of which $53.8 million were cash charges.

The  restructuring  and other merger related costs for Lowe Lintas included
$32 million in severance and termination costs, $9.3 million in fixed asset write-offs, $13.6 million in lease termination costs and $19.5 million in investment write-offs and other costs.

The severance and termination costs recorded 2000 relate to approximately 360 employees who have been terminated or notified that they will be terminated. The employee groups affected include management, administrative, account management, creative and media production personnel, principally in the U.S. and several European countries.

The fixed asset write-offs relate largely to the abandonment of leasehold improvements as part of the merger. The amount recognized in 2000 relates to fixed asset write-offs in 3 offices, the largest of which is in the U.K. Lease termination costs relate to the offices vacated as part of the merger.

The investment write-offs relate to the loss on sale or closing of certain business units. In 2000, $19.5 million has been recorded, the majority of which results from the decision to sell or abandon 3 businesses located in Asia and Europe.

NFO Merger Related Costs
In addition to the restructuring and other merger related costs noted above, an additional $14.4 million in cash costs was recorded by the Company in the second quarter of 2000. This amount relates largely to the non-recurring transaction costs related to the recently completed acquisition of NFO. (See Note (b)).

LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was approximately 1 to 1 at June 30, 2000. Working capital decreased by $218 million from December 31, 1999 to June 30, 2000. Total debt at June 30, 2000 was $1.78 billion, an increase of $476 million from December 31, 1999. The reduction in working capital and increase in debt are attributable to the net effect of payments made for acquisitions. Cash flow from operations and availability under existing credit facilities will be the Company's primary source of working capital.

     On June 27, 2000, the Company entered into a syndicated credit agreement under which a total of $750 million may be borrowed; $375 million may be borrowed under a 364-day facility and $375 million under a five-year facility. The facilities bear interest at variable rates based on either LIBOR or a bank's base rates, at the Company's option. As of June 30, 2000, approximately $409 million had been borrowed under the facilities. The weighted-average interest rate on the borrowings at June 30, 2000 was 8%. The proceeds from the syndicated credit agreement were used to refinance borrowings and to fund general corporate purposes including acquisitions and other investments. The pre-existing borrowing facilities were subsequently terminated.


Net cash used in operating activities was $69 million for the six months ended June 30, 2000. Net cash provided by operations was $28 million for the six months ended June 30, 1999. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions and capital expenditures. In addition, during the first six months of 2000, the Company acquired 2.1 million shares of its own stock for approximately $114 million for the purpose of fulfilling the Company's obligations under its various compensation plans.


OTHER MATTERS

Acquisitions
------------
In connection with the NFO acquisition completed on April 20, 2000, the Company assumed approximately $180 million in debt. Additionally, during the second quarter, the Company made several other acquisitions, including Nationwide
Advertising Services ("NAS") and substantial assets of the Communications Division of Caribiner International, Inc. ("Caribiner"). NAS and Caribiner have been accounted for as purchases.


Cautionary Statement
--------------------
Statements by the Company in this document are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.


New Accounting Guidance
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which had an initial adoption date of January 1, 2000. In June 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2001. In June 2000, the FASB issued SFAS No. 133 which provides additional guidance on SFAS No. 138. The Company does not believe the effect of adopting SFAS No. 133 and SFAS No. 138 will be material to its financial condition or results of operations.

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




Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's financial market risk arises from fluctuations in interest rates and foreign currencies. Most of the Company's debt obligations are at fixed interest rates. A 10% change in market interest rates would not have a material effect on the Company's pre-tax earnings, cash flows or fair value. At June 30, 2000, the Company had an insignificant amount of foreign currency derivative financial instruments in place. The Company does not hold any financial instrument for trading purposes.

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

          (1) On March 31, 2000, the Registrant paid $84,000 and issued 5,013 shares of Common Stock, par value $.10 per share of the Registrant (the "Interpublic Stock") to former shareholders of a foreign company which was acquired in the Fourth Quarter of l998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $197,008 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act of 1933, as amended (the "Securities Act").

          (2) On March 31, 2000, the Registrant issued 11,098 shares of Interpublic Stock to former shareholders of a foreign company which was acquired in the Fourth Quarter of l998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $436,140 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (3) On April 1, 2000, the Registrant paid $177,000 in cash and issued 1,501 shares of Interpublic Stock to former shareholders of a foreign company which was acquired in the Fourth Quarter of l998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $58,983 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (4) On April 6, 2000 the Registrant issued 7,523 shares of Interpublic Stock and paid $2,087,000 to the former shareholders of a domestic company which was acquired in the last quarter of l999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $319,820 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

         (5) On April 11, 2000, the Registrant issued 41,561 shares of Interpublic Stock and paid $1,825,028 in cash to the former shareholders of a domestic company which was acquired in the fourth quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,825,028 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

         (6) On April 17, 2000, the Registrant issued 8,834 shares of Interpublic Stock to the former shareholder of a company which was acquired in the first quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $358,500 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (7)  On  April  24,  2000,  the  Registrant  issued  4,392  shares  of
Interpublic Stock and on June 15, 2000 paid $342,022 in cash to former shareholders of a foreign company which was acquired in the Third Quarter of l998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $184,165 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (8) On April 28, 2000, Registrant paid $111,079 in cash and on May 1, 2000 issued 2,238 shares of Interpublic Stock to the former shareholders of a foreign company which was acquired in the Fourth Quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $123,000 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (9) On April 30, 2000, the Registrant paid $1,000,000 in cash and issued 25,924 shares of Interpublic Stock to former shareholders of a foreign company which was acquired in the First Quarter of l999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,000,000 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (10) On May 18, 2000, the Registrant paid $861,000 in cash and issued 7,016 shares of Interpublic Stock to former shareholders of a foreign company as an installment payment of purchase price for 55% of the capital stock of the foreign company. The shares of Interpublic Stock were valued at $287,136 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b) (3) of Regulation S under the Securities Act.

          (11) On May 19, 2000, Registrant paid $380,530 in cash and issued 7,458 shares of Interpublic Stock to the former shareholders of a foreign company which was acquired in the Fourth Quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $314,000 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (12) On June 9, 2000, the Registrant issued 13,308 shares of Interpublic Stock and $140,000 in cash to the former shareholders of a domestic company which was acquired in the first quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $560,000 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

          (13) On June 21, 2000, a subsidiary of the Registrant acquired 100% of the capital stock of a domestic company in consideration for which Registrant paid $1,600,062 in cash and issued 9,080 shares of Interpublic Stock to the shareholders of the acquired company. The shares of Interpublic Stock were valued at $428,462.50 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's shareholders.

          (14) On June 22, 2000, the Registrant acquired 100% of the Class A capital stock of a domestic company (such stock constituting 51% of the equity and 86% of the voting power) and $60.75 million of the debt of such company, in consideration for which, on July 13, 2000, Registrant issued 2,116,592 shares of Interpublic Stock to the shareholders of the acquired company and 1,483,408 shares of Interpublic Stock to the owner of the debt of the acquired company. The shares of Interpublic Stock were valued at $152,100,000 on the July 13, 2000 date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's shareholders and debt holder.

          (15) On June 23, 2000, the Registrant issued 5,649 shares of Interpublic Stock to the former shareholder of a domestic company which was acquired in the first quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $244,674 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

          (16) On June 27, 2000, a subsidiary of the Registrant acquired 100% of the issued and outstanding membership interests of a domestic company in consideration for which the Registrant paid $108,000,000 in cash, agreed to issue $63,000,000 of Interpublic Stock to such company's members upon the effectiveness of a registration statement, and issued 198,000 shares of Interpublic Stock that were valued on the date of issuance at $9,000,000 and that were held back for up to one year to satisfy any potential indemnification claim.

              The 198,000 shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) of the Securities Act, based on the sophistication of the company's selling members.

          (17) On June 28, 2000, a subsidiary of the Registrant acquired 30% of the issued and outstanding membership interests of a domestic company in consideration for which the Registrant (i) paid $1,486,875 in cash and issued 17,650 shares of Interpublic Stock to such company's stockholders and (ii) made a capital contribution to such domestic company in an amount equal to $5,947,000. The shares of Interpublic Stock issued to such company's members had a market value of $800,625 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) of the Securities Act, based on the sophistication of the company's selling members.

          (18) On June 29, 2000, a subsidiary of the Registrant acquired substantially 100% of the assets of a domestic company in consideration for which the Registrant paid $15,253,134.49 in cash and issued 141,961 shares of Interpublic Stock to the shareholders of the company and their designees. The shares of Interpublic Stock had a market value of $6,665,050 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the company's stockholders and their designees.

          (19) On June 30, 2000, the Registrant acquired 100% of the capital stock of a domestic company in consideration for which Registrant issued 328,058 shares of Interpublic Stock to the shareholders of the acquired company. The shares of Interpublic Stock were valued at $14,250,000 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's shareholders.

          (20) On June 30, 2000, a subsidiary of the Registrant acquired 100% of the capital stock of a foreign company in consideration for which Registrant paid $2,398,893 in cash and issued without registration 17,707 shares of Interpublic Stock to the shareholders of the acquired company. The shares of Interpublic Stock were valued at $799,631 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (21) On June 30, 2000, a subsidiary of the Registrant acquired substantially 100% of the assets of a domestic company in consideration for which the Registrant paid $3,107,086 in cash and issued 36,466 shares of Interpublic Stock to the shareholder of the company. The shares of Interpublic Stock had a market value of $1,673,046 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the company's stockholder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a) This item is answered in respect of the Annual Meeting of Stockholders held on May 15, 2000.

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

          (c) At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

               -- Proposal to approve  Management's  nominees for director as follows:

                                                                       BROKER
               NOMINEE                      FOR          WITHHELD     NONVOTES
               -------                      ---          --------     --------
               Frank J. Borelli         233,549,145     1,079,314        0
               Reginald K. Brack        232,641,982     1,986,477        0
               Jill M. Considine        233,521,097     1,107,362        0
               John J. Dooner, Jr.      232,770,054     1,858,405        0
               Philip H. Geier, Jr.     233,896,119       732,340        0
               Frank B. Lowe            233,869,626       758,833        0
               Michael A. Miles         233,267,782     1,360,677        0
               Leif H. Olsen            232,732,426     1,896,033        0
               Sean F. Orr              232,798,589     1,829,870        0
               J. Phillip Samper        232,775,394     1,853,065        0


               --  Proposal to approve confirmation of independent accountants.

                                                          BROKER
               FOR             AGAINST      ABSTAIN      NONVOTES
               ---             -------      -------      --------
               233,928,485     97,993       601,981          0

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS


EXHIBIT NO.   DESCRIPTION

Exhibit 10(a) 364-Day Credit Agreement, dated as of June 27, 2000, among the Registrant, the Initial Lenders named therein as initial lenders, Citibank, N.A. as Administrative Agent, Salomon Smith Barney Inc. as Lead Arranger and Book Manager, Bank One, NA, Suntrust Bank and HSBC Bank USA as Co-arrangers, Bank One, NA as Documentation Agent and Suntrust Bank as Syndication Agent.

Exhibit 10(b)(1) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $47,500,000.

Exhibit 10(b)(2) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the Principal amount of $37,500,000.

Exhibit 10(b)(3) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $30,000,000.

Exhibit 10(b)(4) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(b)(5) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(b)(6) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $30,000,000

Exhibit 10(b)(7) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(b)(8) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $30,000,000.

Exhibit 10(b)(9) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $37,500,000.

Exhibit 10(b)(10) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(b)(11) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $37,500,000.

Exhibit 10(b)(12) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $37,500,000.

Exhibit 10(b)(13) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(c) Five Year Credit Agreement, dated as of June 27, 2000, among the Registrant, the Initial Lenders named therein as initial lenders, Citibank, N.A. as Administrative Agent, Salomon Smith Barney Inc. as Lead Arranger and Book Manager, Bank One, NA, Suntrust Bank and HSBC Bank USA as Co-arrangers, Bank One, NA as Documentation Agent and Suntrust Bank as Syndication Agent.

Exhibit 10(d)(1) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $47,500,000.

Exhibit 10(d)(2) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the Principal amount of $37,500,000.

Exhibit 10(d)(3) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $30,000,000.

Exhibit 10(d)(4) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(d)(5) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(d)(6) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $30,000,000

Exhibit 10(d)(7) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(d)(8) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $30,000,000.

Exhibit 10(d)(9) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $37,500,000.

Exhibit 10(d)(10) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(d)(11) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $37,500,000.

Exhibit 10(d)(12) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $37,500,000.

Exhibit 10(d)(13) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(e) Resolutions of the Registrant's Compensation Committee, amending the Registrant's 1997 Performance Incentive Plan.

Exhibit 10(f) Supplemental Agreement made as of June 1, 2000 to an Executive Severance Agreement, made as of April 27, 1999 between Interpublic and Sean F. Orr.

Exhibit 10(g) Letter Agreement, dated April 4, 2000 between Registrant and Philip H. Geier, Jr.

Exhibit 11          Computation of Earnings Per Share.

Exhibit 27          Financial Data Schedule.


     (b)   REPORTS ON FORM 8-K

          The following reports on Form 8-K were filed without financial statements during the quarter ended June 30, 2000:

          1) Report, dated April 3, 2000, Item 5 Other Events and Item 7 Exhibits, disclosing an amendment to the Agreement and Plan of Merger and Stock Option Agreement between Registrant and NFO Worldwide, Inc. ("NFO").

          2) Report, dated April 20, 2000, Item 5 Other Events and Item 7 Exhibits, disclosing the consummation of the merger of NFO and a wholly-owned subsidiary of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                                     (Registrant)


Date:    August 11, 2000                       BY   /S/ PHILIP H. GEIER, JR.
                                                   -----------------------------
                                                        Philip H. Geier, Jr.
                                                   Chairman of the Board
                                                   and Chief Executive Officer

Date:    August 11, 2000                       BY   /S/ SEAN F. ORR
                                                   -----------------------------
                                                        Sean F. Orr
                                                   Executive Vice President -
                                                   and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.         Description
-----------         -----------

Exhibit 10(a) 364-Day Credit Agreement, dated as of June 27, 2000, among the Registrant, the Initial Lenders named therein as initial lenders, Citibank, N.A. as Administrative Agent, Salomon Smith Barney Inc. as Lead Arranger and Book Manager, Bank One, NA, Suntrust Bank and HSBC Bank USA as Co-arrangers, Bank One, NA as Documentation Agent and Suntrust Bank as Syndication Agent.

Exhibit 10(b)(1) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $47,500,000.

Exhibit 10(b)(2) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the Principal amount of $37,500,000.

Exhibit 10(b)(3) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $30,000,000.

Exhibit 10(b)(4) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(b)(5) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(b)(6) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $30,000,000

Exhibit 10(b)(7) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(b)(8) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $30,000,000.

Exhibit 10(b)(9) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $37,500,000.

Exhibit 10(b)(10) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(b)(11) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $37,500,000.

Exhibit 10(b)(12) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $37,500,000.

Exhibit 10(b)(13) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(c) Five Year Credit Agreement, dated as of June 27, 2000, among the Registrant, the Initial Lenders named therein as initial lenders, Citibank, N.A. as Administrative Agent, Salomon Smith Barney Inc. as Lead Arranger and Book Manager, Bank One, NA, Suntrust Bank and HSBC Bank USA as Co-arrangers, Bank One, NA as Documentation Agent and Suntrust Bank as Syndication Agent.

Exhibit 10(d)(1) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $47,500,000.

Exhibit 10(d)(2) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the Principal amount of $37,500,000.

Exhibit 10(d)(3) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $30,000,000.

Exhibit 10(d)(4) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(d)(5) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(d)(6) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $30,000,000

Exhibit 10(d)(7) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(d)(8) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $30,000,000.

Exhibit 10(d)(9) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $37,500,000.

Exhibit 10(d)(10) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(d)(11) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $37,500,000.

Exhibit 10(d)(12) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $37,500,000.

Exhibit 10(d)(13) Revolving Credit Promissory Note of Registrant, dated June 27, 2000, in the principal amount of $17,500,000.

Exhibit 10(e) Resolutions of the Registrant's Compensation Committee, amending the Registrant's 1997 Performance Incentive Plan.

Exhibit 10(f) Supplemental Agreement made as of June 1, 2000 to an Executive Severance Agreement, made as of April 27, 1999 between Interpublic and Sean F. Orr.

Exhibit 10(g) Letter Agreement, dated April 4, 2000 between Registrant and Philip H. Geier, Jr.


Exhibit 11          Computation of Earnings Per Share.

Exhibit 27          Financial Data Schedule.