Form 10-Q
period 2000-09-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 2000-11-14
CIK 51644

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

                  For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at October 31, 2000: 307,735,360 shares.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                                    I N D E X


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Balance Sheet
                   September 30, 2000 (unaudited) and
                   December 31, 1999

                  Consolidated Income Statement
                   Three months ended September 30, 2000
                   and 1999 (unaudited)

                  Consolidated Income Statement
                   Nine months ended September 30, 2000
                   and 1999 (unaudited)

                  Consolidated Statement of Comprehensive Income
                   Three months ended September 30, 2000
                   and 1999 (unaudited)

                  Consolidated Statement of Comprehensive Income
                   Nine months ended September 30, 2000
                   and 1999 (unaudited)

                  Consolidated Statement of Cash Flows
                   Nine months ended September 30, 2000
                   and 1999 (unaudited)

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

     SIGNATURES

     INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION
Item 1

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                     ASSETS

                                                  September 30,   December 31,
                                                      2000           1999
                                                   (unaudited)
                                                   ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents (includes
   certificates of deposit: 2000-$72,593;
   1999-$150,343)                                   $  583,319      $1,006,011
 Marketable securities                                  42,893          36,765
 Receivables (net of allowance for doubtful
   accounts:  2000-$68,166; 1999-$60,505)            4,377,951       4,401,704
 Expenditures billable to clients                      452,155         332,833
 Prepaid expenses and other current assets             194,341         146,019
                                                    --------------------------
    Total current assets                             5,650,659       5,923,332
                                                    --------------------------
 OTHER ASSETS:
 Investment in unconsolidated affiliates                86,304          61,987
 Deferred taxes on income                               74,853              --
 Other investments and miscellaneous assets            607,544         718,939
                                                    --------------------------
    Total other assets                                 768,701         780,926
                                                    --------------------------
 FIXED ASSETS, at cost:
 Land and buildings                                    151,787         164,678
 Furniture and equipment                               847,614         777,368
                                                    --------------------------
                                                       999,401         942,046
 Less: accumulated depreciation                       (551,852)       (504,371)
                                                    --------------------------
                                                       447,549         437,675
 Unamortized leasehold improvements                    163,394         145,071
                                                    --------------------------
    Total fixed assets                                 610,943         582,746
                                                    --------------------------
 INTANGIBLE ASSETS (net of accumulated
  amortization: 2000-$684,892; 1999-$607,417)        2,536,326       1,879,600
                                                    --------------------------

 TOTAL ASSETS                                       $9,566,629      $9,166,604
                                                    ==========================

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  (Dollars in Thousands Except Per Share Data)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,    December 31,
                                                        2000            1999
                                                     (unaudited)
                                                     ------------   ------------
CURRENT LIABILITIES:
 Payable to banks                                   $  445,736       $  262,397
 Accounts payable                                    4,145,796        4,568,343
 Accrued expenses                                      716,853          761,210
 Accrued income taxes                                  156,455          160,484
                                                     --------------------------
 Total current liabilities                           5,464,840        5,752,434
                                                     --------------------------
 NONCURRENT LIABILITIES:
 Long-term debt                                      1,128,218          524,183
 Convertible subordinated debentures
   and notes                                           529,375          518,490
 Deferred compensation and reserve
   for termination allowances                          369,936          344,999
 Deferred taxes on income                                   --           44,744
 Accrued postretirement benefits                        50,701           50,226
 Other noncurrent liabilities                           78,898           87,548
 Minority interests in consolidated
   subsidiaries                                         77,397           81,612
                                                     --------------------------
 Total noncurrent liabilities                        2,234,525        1,651,802
                                                     --------------------------
 STOCKHOLDERS' EQUITY:
 Preferred Stock, no par value
   shares authorized:  20,000,000
   shares issued:  none

 Common Stock, $.10 par value
   shares authorized:  550,000,000
   shares issued:
     2000 - 313,065,819;
     1999 - 309,996,727                                 31,307           31,000
 Additional paid-in capital                            908,295          784,646
 Retained earnings                                   1,545,090        1,389,971
 Accumulated other comprehensive
   loss, net of tax                                   (331,853)         (76,695)
                                                     --------------------------
                                                     2,152,839        2,128,922
 Less:
 Treasury stock, at cost:
 2000 - 5,593,450 shares;
 1999 - 8,909,904 shares                               177,670          289,519
 Unamortized expense of restricted
   stock grants                                        107,905           77,035
                                                     --------------------------
 Total stockholders' equity                          1,867,264        1,762,368
                                                     --------------------------
 Commitments and contingencies

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $9,566,629       $9,166,604
                                                    ===========================

All prior periods have been restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. (See Note (a))

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                         THREE MONTHS ENDED SEPTEMBER 30
                  (Amounts in Thousands Except Per Share Data)
                                   (unaudited)

                                                 2000             1999
                                                 ----             ----
Revenue                                      $ 1,320,439      $ 1,151,406
                                             -----------      -----------

Salaries and related expenses                    749,875          658,227
Office and general expenses                      374,301          340,982
Amortization of intangible assets                 30,101           21,284
Restructuring and other
  merger related costs                            27,305                -
                                             -----------      -----------
     Total operating expenses                  1,181,582        1,020,493
                                             -----------      -----------

Income from operations                           138,857          130,913

Interest expense                                 (32,310)         (21,692)
Other income, net                                 16,415           14,963
                                             -----------      -----------
Income before provision for income taxes         122,962          124,184

Provision for income taxes                        52,570           52,005
                                             -----------      -----------
Income of consolidated companies                  70,392           72,179

Income applicable to minority interests          (10,012)          (6,288)
Equity in net income of unconsolidated
  affiliates                                       1,480            1,884
                                             -----------      -----------
Net income                                   $    61,860      $    67,775
                                             ===========      ===========
Weighted average shares:
  Basic                                          300,004          292,762
  Diluted                                        309,033          303,373

Earnings Per Share:
  Basic                                      $       .21      $       .23
  Diluted                                    $       .20      $       .22

Dividends per share                          $       .095     $       .085


All prior periods have been restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. (See Note (a))

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                         NINE MONTHS ENDED SEPTEMBER 30
                  (Dollars in Thousands Except Per Share Data)
                                   (unaudited)

                                                 2000             1999
                                                 ----             ----
Revenue                                      $ 3,936,842      $ 3,404,953
                                             -----------      -----------

Salaries and related expenses                  2,157,050        1,866,000
Office and general expenses                    1,131,183        1,007,388
Amortization of intangible assets                 77,475           57,602
Restructuring and other
  merger related costs                           116,131                -
                                             -----------      -----------
     Total operating expenses                  3,481,839        2,930,990
                                             -----------      -----------
Income from operations                           455,003          473,963

Interest expense                                 (74,726)         (59,704)
Other income, net                                 62,316           56,800
                                             -----------      -----------
Income before provision for income taxes         442,593          471,059

Provision for income taxes                       188,516          191,572
                                             -----------      -----------
Income of consolidated companies                 254,077          279,487

Income applicable to minority interests          (25,721)         (19,044)
Equity in net income of unconsolidated
  affiliates                                       7,638            6,051
                                             -----------      -----------
Net income                                   $   235,994      $   266,494
                                             ===========      ===========
Weighted average shares:
  Basic                                          296,113          291,832
  Diluted                                        305,938          309,290

Earnings Per Share:
  Basic                                      $       .80      $       .91
  Diluted                                    $       .77      $       .88

Dividends per share                          $       .275     $       .245


All prior periods have been restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. (See Note (a))

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                         THREE MONTHS ENDED SEPTEMBER 30
                             (Dollars in Thousands)
                                   (unaudited)

                                                  2000           1999
                                                  ----           ----
Net Income                                      $ 61,860      $ 67,775
                                                --------      --------
Other Comprehensive Income (Loss), net of tax:

Foreign Currency Translation Adjustments         (36,296)       15,908

Net Unrealized Gain on Securities                  2,305        25,293
                                                --------      --------
Other Comprehensive Income (Loss)                (33,991)       41,201
                                                --------      --------
Comprehensive Income                            $ 27,869      $108,976
                                                ========      ========

All prior periods have been restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. (See Note (a))

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                            NINE MONTHS ENDED SEPTEMBER 30
                             (Dollars in Thousands)
                                   (unaudited)

                                                  2000           1999
                                                  ----           ----
Net Income                                      $235,994      $266,494
                                                --------      --------
Other Comprehensive Income (Loss), net of tax:

Foreign Currency Translation Adjustments        (112,039)      (70,154)

Net Unrealized Gain (Loss) on Securities        (143,119)       24,614
                                                --------      --------
Other Comprehensive Loss                        (255,158)      (45,540)
                                                --------      --------
Comprehensive Income (Loss)                    $ (19,164)    $ 220,954
                                               =========      ========

All prior periods have been restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. (See Note (a))

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30
                             (Dollars in Thousands)
                                   (unaudited)
                                                           2000          1999
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  235,994      $ 266,494
Adjustments to reconcile net income to cash (used in)
    provided by operating activities:
  Depreciation and amortization of fixed assets          109,513         86,335
  Amortization of intangible assets                       77,475         57,602
  Amortization of restricted stock awards                 27,197         19,067
  Equity in net income of unconsolidated
   affiliates                                             (7,638)        (6,051)
  Income applicable to minority interests                 25,721         19,044
  Translation losses                                       1,328          1,183
  Net gain from sale of investments                      (12,275)       (21,734)
  Restructuring charges, non cash                         32,100             --
Changes in assets and liabilities, net of acquisitions:
  Receivables                                            (59,712)      (379,428)
  Expenditures billable to clients                      (111,236)       (94,711)
  Prepaid expenses and other assets                      (49,661)       (20,010)
  Accounts payable and other liabilities                (448,045)       131,681
  Accrued income taxes                                     3,856          7,570
  Deferred income taxes                                  (20,813)        (7,881)
  Deferred compensation and reserve for
    termination allowances                                34,391         11,202
                                                      ----------      ---------
Net cash (used in) provided by operating activities     (161,805)        70,363
CASH FLOWS FROM INVESTING ACTIVITIES:                 ----------      ---------
  Acquisitions                                          (439,229)      (182,206)
  Proceeds from sale of assets                               682             --
  Proceeds from sale of investments                       13,460         39,734
  Capital expenditures                                  (148,818)      (101,456)
  Net purchases of marketable securities                 (10,630)       (17,174)
  Other investments and miscellaneous assets            (163,141)        10,358
  Investments in unconsolidated affiliates               (29,444)        (8,251)
                                                      ----------      ---------
Net cash used in investing activities                   (777,120)      (258,995)
CASH FLOWS FROM FINANCING ACTIVITIES:                 ----------      ---------
  Increase in short-term borrowings                      159,570         41,488
  Proceeds from long-term debt                           859,850        405,412
  Payments of long-term debt                            (222,473)       (56,804)
  Treasury stock acquired                               (182,040)      (209,024)
  Issuance of common stock                                36,192         54,295
  Cash dividends - pooled                                   (420)        (1,543)
  Cash dividends - Interpublic                           (80,436)       (67,534)
                                                      ----------      ---------
Net cash provided by financing activities                570,243        166,290
                                                      ----------      ---------
Effect of exchange rates on cash and cash
  equivalents                                            (54,010)       (31,183)
                                                      ----------      ---------
Decrease in cash and cash equivalents                   (422,692)       (53,525)

Cash and cash equivalents at
  beginning of year                                    1,006,011        780,430
                                                      ----------      ---------
Cash and cash equivalents at end of period            $  583,319      $ 726,905
                                                      ==========      =========

All prior periods have been restated to reflect the aggregate effect of acquisitions accounted for as poolings of interests. (See Note (a))

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  1. Consolidated Financial Statements

     (a) In the opinion of management, the consolidated balance sheet as of September 30, 2000, the consolidated income statements for the three months and nine months ended September 30, 2000 and 1999, the consolidated statement of comprehensive income for the three months and nine months ended September 30, 2000 and 1999, and the consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company") December 31, 1999 annual report to stockholders and the consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated September 15, 2000.

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

          The accompanying income statements have been prepared in a format different than that used in the originally filed Form 10-Q for the quarterly period ended September 30, 1999. The accompanying financial statements include the line - "Income from operations". Amounts previously included in "Other income, net" as part of "Gross Income" are now included elsewhere in the Consolidated Statement of Income.

     (b) In April 2000, the Company issued approximately 12.6 million shares of its common stock in connection with the acquisition of NFO. The acquisition has been accounted for as a pooling of interests.

     (c) During the third quarter, the Company recorded pre-tax restructuring and other merger related costs of $27.3 million ($17.2 million net of tax). For the nine months ended September 30, 2000, the Company recorded pre-tax restructuring and other merger related costs of $116.1 million ($72.9 million net of tax). Of the total pre-tax restructuring and other merger related costs, cash charges represented $14.8 million and $84 million for the three months and nine months ended September 30, 2000, respectively. The key components of the charge were the costs associated with the restructuring of Lowe Lintas & Partners Worldwide. The remaining costs relate principally to transaction and other merger related costs arising from the previously announced merger with NFO.

          Lowe Lintas & Partners
          -----------------------
          In October 1999, the Company announced the merger of two of its advertising networks. The networks affected, Lowe & Partners Worldwide and Ammirati Puris Lintas, were combined to form a new agency network called Lowe Lintas & Partners Worldwide. The merger involved the consolidation of operations in Lowe Lintas agencies in approximately 24 cities in 22 countries around the world. The newly merged agency network has offices in over 80 countries around the world. As of September 30, 2000, all restructuring activities have been completed.

          A summary of the components of the reserve for restructuring and other merger related costs for Lowe Lintas is as follows:

               (Dollars in millions)

                                                           Year to Date September 30, 2000
                                                          ---------------------------------
                                              Balance       Expense        Cash     Asset          Balance
                                            at 12/31/99   recognized       Paid  Write-offs       at 9/30/00
                                            -----------   -------------    ----  ----------       ----------

               TOTAL BY TYPE
               Severance and
                 termination  costs            $43.6          $32.0        $24.6       --           $51.0
               Fixed asset write-offs           11.1           14.2           --     25.3              --
               Lease  termination costs          3.8           21.1          7.6       --            17.3
               Investment write-offs
                 and other                      23.4           20.5          6.4     37.5              --
                                               --------------------------------------------------------------
               Total                           $81.9          $87.8        $38.6    $62.8           $68.3
                                               ==============================================================

          The severance and termination costs recorded in 2000 relate to approximately 360 employees who have been terminated or notified that they will be terminated. The employee groups affected include management, administrative, account management, creative and media production personnel, principally in the U.S. and several European countries.

          The fixed asset write-offs relate largely to the abandonment of leasehold improvements as part of the merger. The amount recognized in 2000 relates to fixed asset write-offs in 4 offices, the largest of which is in the U.K.

          Lease termination costs relate to the offices vacated as part of the merger. The lease terminations are substantially complete, with the cash portion to be paid out over a period of up to five years.

          The investment write-offs relate to the loss on sale or closing of certain business units. In 2000, $12.7 million of investment write-offs has been recorded, the majority of which results from the decision to sell or abandon 3 businesses located in Asia and Europe. In the aggregate, the businesses being sold or abandoned represent an immaterial portion of the revenue and operations of Lowe Lintas & Partners. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets.

          NFO and Other Merger Related Costs
          ----------------------------------
          In addition to the restructuring and other merger related costs noted above, additional charges, substantially all of which were cash costs, were recorded through September 30, 2000. These costs relate principally to the non-recurring transaction and other merger related costs arising from the recently completed acquisition of NFO. (See Note (b)).

     (d) In addition to the acquisition mentioned in (b), the Company has made several other acquisitions in 2000, including Nationwide Advertising Services, Waylon Promotions, Inc. and substantial assets of the Communications Division of Caribiner International, Inc. The acquisitions have been accounted for as purchases.

     (e) On June 27, 2000, the Company entered into a syndicated multi-currency credit agreement under which a total of $750 million may be borrowed; $375 million may be borrowed under a 364-day facility and $375 million under a five-year facility. The facilities bear interest at variable rates based on either LIBOR or a bank's base rates, at the Company's option. As of September 30, 2000, approximately $534 million had been borrowed under the facilities. The weighted-average interest rate on the borrowings at September 30, 2000 was 6.4%. The proceeds from the syndicated credit agreement were used to refinance borrowings and for general corporate purposes including acquisitions and other inv-estments. Some of the pre-existing borrowing facilities were subsequently terminated.

          On August 25, 2000, the Company entered into a revolving credit facility under which up to $250 million may be borrowed. The facility expires on November 30, 2000, and bears interest at variable rates based on either LIBOR, a bank's base rates or money market rates, at the Company's option. The Company used the proceeds to refinance borrowings and for general corporate purposes, including acquisitions and other investments.

          On October 20, 2000, the Company completed the issuance and sale of $500 million principal amount of senior unsecured notes due 2005. The notes bear an interest rate of 7.875% per annum. The Company used the net proceeds of approximately $496 million from the sale of the notes to repay outstanding indebtedness under its credit facilities. Accordingly, certain short-term borrowings have been reclassified as long-term.

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


Three Months Ended September 30, 2000 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1999
--------
The Company reported net income of $61.9 million or $.20 diluted earnings per share for the three months ended September 30, 2000. Excluding the impact of restructuring and other merger related costs, which are discussed below, net income was $79 million or $.26 diluted earnings per share, compared to $67.8 million or $.22 diluted earnings per share for the three months ended September 30, 1999.

The following table sets forth net income and earnings per share before and after restructuring and other merger related costs:

(Dollars in thousands, except
  per share data)

                                          2000            1999
                                          ----            ----

Net income as reported                  $ 61,860        $ 67,775
Earnings per share:
 Basic                                       .21             .23
 Diluted                                     .20             .22

Net income before restructuring
 and other merger related costs         $ 79,026        $ 67,775
Earnings per share:
 Basic                                       .26             .23
 Diluted                                     .26             .22



Worldwide revenue for the three months ended September 30, 2000 increased $169 million, or 15%, to $1.3 billion compared to the same period in 1999. Domestic revenue increased $142 million or 24% from 1999 levels. International revenue increased $27 million or 5% during the third quarter of 2000 compared to 1999. International revenue would have increased 18%, excluding the effect of the strengthening of the U.S. dollar. The increase in worldwide revenue is a result of both new business growth and growth from acquisitions. Organic revenue growth, exclusive of acquisitions and currency effects, was 15% for the third quarter of 2000 compared to the prior year quarter.

Revenue from specialized marketing communications services, which include media buying, market research, sales promotion, direct marketing, public relations, sports and event marketing, healthcare marketing and e-business consulting and communications, comprised approximately 49% of the total worldwide revenue for the three months ended September 30, 2000, compared to 46% for the prior year quarter.

Income from operations was $139 million for the third quarter of 2000. Excluding restructuring and other merger related costs, income from operations was $166 million for the third quarter of 2000, compared to $131 million for the third quarter of 1999, an increase of 27%. Exclusive of acquisitions, currency effects, and amortization of intangible assets, income from operations increased 24% for the third quarter of 2000 compared to the third quarter of 1999.

Worldwide operating expenses for the third quarter 2000, excluding restructuring and other merger related costs were $1.2 billion, an increase of 13% over the prior year quarter. Salaries and related expenses were $750 million or 57% of revenue for the third quarter of 2000 as compared to $658 million or 57% of revenue for the third quarter of 1999. Office and general expenses were $374 million for the third quarter of 2000 compared to $341 million for the third quarter of 1999.

Interest expense was $32 million for the three months ended September 30, 2000, compared to $22 million for the prior year quarter. The increase is primarily a result of higher debt levels and higher interest rates in 2000.

Other income, net, which consists of interest income, investment income and net gains from equity investments, increased slightly to $16 million for the third quarter of 2000 as compared to $15 million for the third quarter of 1999.

The effective tax rate for the three months ended September 30, 2000 was 42.8%, compared to 41.9% in 1999. The difference between the effective and statutory rates is primarily due to state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30,
-------------------------------------------------------------------------------
1999
----
Net income was $236 million or $.77 diluted earnings per share for the nine months ended September 30, 2000. Excluding the impact of restructuring and other merger related costs, which are discussed below, net income was $308.9 million or $1.01 diluted earnings per share, compared to $266.5 million or $.88 diluted earnings per share for the nine months ended September 30, 1999.

The following table sets forth net income and earnings per share before and after restructuring and other merger related costs:

(Dollars in thousands, except
  per share data)
                                        2000            1999
                                        -----           ----
Net income as reported                 $235,994        $266,494
Earnings per share:
 Basic                                      .80             .91
 Diluted                                    .77             .88

Net income before restructuring
 and other merger related costs        $308,931        $266,494
Earnings per share:
 Basic                                     1.04             .91
 Diluted                                   1.01             .88

Worldwide revenue for the nine months ended September 30, 2000, increased $532 million, or 16%, to $3.9 billion compared to the same period in 1999. Domestic revenue increased $406 million or 23% during the first nine months of 2000 compared to 1999. International revenue increased $126 million or 8% during the first nine months of 2000 compared to 1999. International revenue would have increased 16%, excluding the effect of the strengthening of the U.S. dollar. The increase in worldwide revenue is a result of both new business growth and growth from acquisitions. Organic revenue growth, exclusive of acquisitions and currency effects, was 14% for the first nine months of 2000 compared to the prior year period.

Revenue from specialized marketing communications services, which include media buying, market research, promotion sales, direct marketing, public relations, sports and event marketing, healthcare marketing and e-business consulting and communications, comprised approximately 47% of the total worldwide revenue for the nine months ended September 30, 2000, compared to 45% for the first nine months of 1999.

Income from operations was $455 million for the nine months ended September 30, 2000. Excluding restructuring and other merger related costs, income from operations was $571 million for the first nine months of 2000, compared to $474 million for the first nine months of 1999, an increase of 21%. Exclusive of acquisitions, currency effects and amortization of intangible assets, income from operations increased 19% for the first nine months of 2000 compared to the first nine months of 1999.

Worldwide operating expenses for the nine months ended September 30, 2000, excluding restructuring and other merger related costs were $3.4 billion, an increase of 15% over the prior year period. Salaries and related expenses were $2.2 billion or 55% of revenue for the first nine months of 2000 as compared to $1.9 billion or 55% of revenue for the first nine months of 1999. Office and general expenses were $1.1 billion for the first nine months of 2000 compared to $1.0 billion for the first nine months of 1999.

Interest expense was $74.7 million for the nine months ended September 30, 2000, compared to $59.7 million for the prior year. The increase is primarily a result of higher debt levels and higher interest rates in 2000.

Other income, net, which consists of interest income, investment income and net gains from equity investments, was $62.3 million for the nine months ended September 30, 2000, as compared to $56.8 million for the nine months ended September 30, 1999, an increase of 10%.

The effective tax rate for the nine months ended September 30, 2000 was 42.6%, compared to 40.7% in 1999. The difference between the effective and statutory rates is primarily due to state and local taxes, foreign withholding taxes on dividends and nondeductible goodwill expense.

Restructuring and Other Merger Related Costs
--------------------------------------------
During the third quarter, the Company recorded pre-tax restructuring and other merger related costs of $27.3 million ($17.2 million net of tax). For the nine months ended September 30, 2000, the Company recorded pre-tax restructuring and other merger related costs of $116.1 million ($72.9 million net of tax). Of the total pre-tax restructuring and other merger related costs, cash charges represented $14.8 million and $84 million for the three months and nine months ended September 30, 2000, respectively. The key components of the charge were the costs associated with the restructuring of Lowe Lintas & Partners Worldwide. The remaining costs relate principally to transaction and merger related costs arising from the previously announced merger with NFO.

Lowe Lintas & Partners
----------------------
In October 1999, the Company announced the merger of two of its advertising networks. The networks affected, Lowe & Partners Worldwide and Ammirati Puris Lintas, were combined to form a new agency network called Lowe Lintas & Partners Worldwide. The merger involved the consolidation of operations in Lowe Lintas agencies in approximately 24 cities in 22 countries around the world. The newly merged agency network has offices in over 80 countries around the world. As of September 30,2000, all restructuring activities have been completed.

The restructuring and other merger related costs for Lowe Lintas included $31 million in severance and termination costs, $14.2 million in fixed asset write-offs, $21.1 million in lease termination costs and $21.5 million in investment write-offs and other costs.

The severance and termination costs recorded 2000 relate to approximately 360 employees who have been terminated or notified that they will be terminated. The employee groups affected include management, administrative, account management, creative and media production personnel, principally in the U.S. and several European countries.

The fixed asset write-offs relate largely to the abandonment of leasehold improvements as part of the merger. The amount recognized in 2000 relates to fixed asset write-offs in 4 offices, the largest of which is in the U.K. Lease termination costs relate to the offices vacated as part of the merger.

The investment write-offs relate to the loss on sale or closing of certain business units. In 2000, $12.7 million of investment write-offs has been recorded, the majority of which results from the decision to sell or abandon 3 businesses located in Asia and Europe.

NFO and Other Merger Related Costs
In addition to the restructuring and other merger related costs noted above, additional charges, substantially all of which were cash costs, were recorded through September 30, 2000. These costs relate principally to the non-recurring transaction and other merger related costs arising from the recently completed acquisition of NFO. (See Note (b)).




LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was approximately 1 to 1 at September 30, 2000. Working capital increased by $15 million from December 31, 1999 to September 30, 2000. Total debt at September 30, 2000 was $2.1 billion, an increase of $798 million from December 31, 1999. The increase in debt is primarily attributable to the net effect of payments made for acquisitions and other investments. Cash flow from operations and availability under existing credit facilities will be the Company's primary source of working capital.

On June 27, 2000, the Company entered into a syndicated multi-currency credit agreement under which a total of $750 million may be borrowed; $375 million may be borrowed under a 364-day facility and $375 million under a five-year facility. The facilities bear interest at variable rates based on either LIBOR or a bank's base rates, at the Company's option. As of September 30, 2000, approximately $534 million had been borrowed under the facilities. The weighted-average interest rate on the borrowings at September 30, 2000 was 6.4%. The proceeds from the syndicated credit agreement were used to refinance borrowings and for general corporate purposes including acquisitions and other investments. Some of the pre-existing borrowing facilities were subsequently terminated.

On August 25, 2000, the Company entered into a revolving credit facility under which up to $250 million may be borrowed. The facility expires on November 30, 2000, and bears interest at variable rates based on either LIBOR, a bank's base rates or money market rates, at the Company's option. The Company used the proceeds to refinance borrowings and for general corporate purposes, including acquisitions and other investments.

On October 20, 2000, the Company completed the issuance and sale of $500 million principal amount of senior unsecured notes due 2005. The notes bear an interest rate of 7.875% per annum. The Company used the net proceeds of approximately $496 million from the sale of the notes to repay outstanding indebtedness under its credit facilities. Accordingly, certain short-term borrowings have been reclassified as long-term.

Net cash used in operating activities was $162 million for the nine months ended September 30, 2000. Net cash provided by operations was $70 million for the nine months ended September 30, 1999. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due media. Other uses of working capital include the payment of cash dividends, acquisitions and capital expenditures. In addition, during the first nine months of 2000, the Company acquired 3.5 million shares of its own stock for the purpose of fulfilling the Company's obligations under its various compensation plans.


OTHER MATTERS

Acquisitions
------------
In connection with the NFO acquisition completed on April 20, 2000, the Company assumed approximately $180 million in debt. Additionally, the Company has made several other acquisitions, including Nationwide Advertising Services, Waylon Promotions, Inc. and substantial assets of the Communications Division of Caribiner International, Inc. The acquisitions have been accounted for as purchases.


Cautionary Statement
--------------------
This Report on Form 10-Q (the "Report"), including Management's Discussion and Analysis of Financial Condition and Results of Operations and the disclosure under Item 5 of the Report, contains forward-looking statements. Statements that are not historical facts, including statements about Interpublic's beliefs and expectations, are forward-looking statements. These statements are based on current plans, expectations, estimates and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and Interpublic undertakes no obligation to update publicly any of them in light of new information, future events or otherwise.

Forward-looking statements involve inherent risks and uncertainties. Interpublic cautions you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, those associated with the effect of national and regional economic conditions, the ability of Interpublic to attract new clients and retain existing clients, the financial success and other developments of the clients of Interpublic, developments from changes in the regulatory and legal environment for advertising companies around the world, Interpublic's ability to effectively integrate recent acquisitions and Interpublic's ability to attract and retain key management personnel.

New Accounting Guidance
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which had an initial adoption date of January 1, 2000. In June 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2001. In June 2000, the FASB issued SFAS No. 138 which provides additional guidance on SFAS No. 133. The Company does not believe the effect of adopting SFAS No. 133 and SFAS No. 138 will be material to its financial condition or results of operations.


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




Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's financial market risk arises from fluctuations in interest rates and foreign currencies. Most of the Company's debt obligations are at fixed interest rates. A 10% change in market interest rates would not have a material effect on the Company's pre-tax earnings, cash flows or fair value. At September 30, 2000, the Company had an insignificant amount of foreign currency derivative financial instruments in place. The Company does not hold any financial instrument for trading purposes.

PART II - OTHER INFORMATION


Item 2(c).     CHANGES IN SECURITIES

          (1) On July 6, 2000, the Registrant issued an aggregate of 13,912 shares of its Common Stock, par value $.10 per share, (the "Interpublic Stock") and paid $1,994,000 in cash to the former shareholder of a company which was acquired in the second quarter of 2000. This represented the final deferred payment of the purchase price. The shares of Interpublic Stock were valued at $640,014 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based on the sophistication of the acquired company's former stockholder.

          (2) On July 17, 2000, a subsidiary of the Registrant acquired 100% of the stock of a company in consideration for which the Registrant paid $14,259,968.73 in cash and issued 226,128 shares of Interpublic Stock to the shareholder of the company. The shares of Interpublic Stock had a market value of $9,432,353 as of the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the company's stockholder.

          (3) On July 24, 2000 the Registrant issued 10,580 shares of Interpublic Stock and paid in $1,067,000 in cash to the former shareholders of a company as part of the initial payment for the acquisition of 51% of the shares of the company acquired in the third quarter of 2000. The shares of Interpublic Stock were valued at $445,693 at the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non US persons" in reliance on Rule 903 (b)(3) of Regulation S under the Securities Act.

          (4) On July 24, 2000, the Registrant paid $6,750,000 in cash and issued a total of 53,412 shares of Interpublic Stock to shareholders of a foreign company as downpayment of the purchase price for 100% of the capital stock of the foreign company. The Interpublic Stock issued had a market value of $2,250,000 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b) (3) of Regulation S under the Securities Act.

          (5) On August 3, 2000, Registrant paid $1,788,493 in cash and on August 7, 2000 issued 21,577 shares of Interpublic Stock to the former shareholders of three related companies which were acquired in the Fourth Quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $871,171 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (6) On August 7, 2000, Registrant paid $145,862 in cash and issued 3,415 shares of Interpublic Stock to the former shareholders of a company which was acquired in the Second Quarter of 1997. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $137,881 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (7) On August 14, 2000, Registrant paid $89,633 in cash and on August 15, 2000 issued 2,148 shares of Interpublic Stock to the former shareholders of a company which was acquired in 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $85,652 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (8) On August 14, 2000, the Registrant paid cash of $1,160,000 and issued a total of 30,138 shares of Interpublic Stock to shareholders of a foreign company as the downpayment of the purchase price for 70% of the capital stock of the foreign company. The Interpublic stock issued had a market value of $1,250,000 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b) (3) of Regulation S under the Securities Act.

          (9) On August 22, 2000, the Registrant issued an aggregate of 43,013 shares of Interpublic Stock and paid $252,569 in cash to the former shareholder of a company which was acquired in the second quarter of 1996. This represented a deferred payment of the purchase price and an exercise of an option. The shares of Interpublic Stock were valued at $1,737,801 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (10) On August 23, 2000 the Registrant issued 68,611 shares of Interpublic Stock and paid $6,650,000 in cash to the former shareholders of a company as part of the initial payment for the remaining 51% of the shares of the company 49% of which was acquired in the first quarter of 1997. The shares of Interpublic Stock were valued at $2,994,703 at the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non US persons" in reliance on Rule 903 (b)(3) of Regulation S under the Securities Act.

          (11) On December 10, 1999, the Registrant issued 10,587 shares of Interpublic Stock, which shares were held in escrow pending the achievement of certain financial goals of a company which was acquired by the Registrant in the fourth quarter of 1999. Following the satisfaction of the financials goals by said Company, the 10,587 shares of Interpublic Stock and $500,000 in cash were paid to the former shareholders of said company on August 30, 2000. This represented a contingent payment of the purchase price. The shares of Interpublic Stock were valued at $500,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

          (12) On August 31, 2000, the Registrant paid $2,967,000 in cash and issued a total of 51,552 shares of Interpublic Stock to shareholders of a foreign company as the downpayment of the purchase price for 100% of the capital stock of the foreign company. The Interpublic stock issued had a market value of $2,039,504 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b) (3) of Regulation S under the Securities Act.

          (13) On August 31, 2000, a subsidiary of the Registrant acquired certain assets of a domestic company in consideration for which the Registrant paid $362,598 in cash to the company and issued 3,522 shares of Interpublic Stock to certain members of the company who became employees of the subsidiary. The shares of Interpublic Stock were valued at $137,402 on the date of issuance.

               All the shares of Interpublic Stock that were issued were held back with 1723 all to be released on August 31, 2001 and the remaining shares to be released on August 31, 2002, provided that such members do not terminate their respective employment agreements with the subsidiary.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the members of the company.

          (14) On September 1, 2000, the Registrant issued 87,038 shares of Interpublic Stock and paid $1,725,000 in cash to shareholders of a foreign company, 20% of which was acquired by a subsidiary of the Registrant in the third quarter of 1997. This represented an initial installment payment for the purchase of an additional 20% of the foreign company. The shares of Interpublic Stock were valued at $3,450,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S.persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (15) On September 14, 2000 the Registrant issued 7,486 shares of Interpublic Stock and paid $424,000 in cash to the former shareholders of a company as part of a deferred payment for 80% of the shares of the company acquired in the second quarter of 1998. The shares of Interpublic Stock were valued at $ 287,162 at the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non US persons" in reliance on Rule 903 (b)(3) of Regulation S under the Securities Act.

          (16) On September 15, 2000, the Registrant paid cash of $697,769 and issued a total of 12,601 shares of Interpublic Stock to shareholders of a foreign company as an installment payment of the purchase price for 71% of the capital stock of the foreign company. The Interpublic Stock issued had a market value of $483,339 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b) (3) of Regulation S under the Securities Act.

          (17) On September 15, 2000, the Registrant paid $100,000 in cash and issued 2,703 shares of Interpublic Stock to shareholders of a foreign company as consideration for the second installment payment of the purchase price for 51% of the capital stock of the foreign company. The Interpublic Stock issued had a market value of $103,665 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b) (3) of Regulation S under the Securities Act.

          (18) On September 21, 2000, a subsidiary of the Registrant acquired 100% of the capital stock of a foreign company in consideration for which Registrant paid an initial installment of $3,475,000 in cash to the shareholders of the acquired company and issued 63,499 shares of Interpublic Stock to a trustee which shares shall eventually be distributed to the shareholders of the acquired company. The shares of Interpublic Stock were valued at $2,400,000 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S.persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (19) On September 22, 2000, a subsidiary of the Registrant acquired 100% of the capital stock of four related companies in consideration for which Registrant paid $6,665,598.44 in cash and issued 64,114 shares of Interpublic Stock to the shareholders of the acquired companies. The shares of Interpublic Stock were valued at $2,219,947.25 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (20) On September 22, 2000, a subsidiary of the Registrant acquired 75% of the capital stock of a foreign company in consideration for which the Registrant paid $1,899,000 in cash and issued without registration 25,800 shares of Interpublic Stock to the shareholders of the acquired company. The shares of Interpublic Stock issued to the stockholders of the acquired company had a market value of $970,854 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (21) On September 27, 2000, the Registrant issued an aggregate of 44,452 shares of Interpublic Stock and paid $2,600,000 in cash to the former shareholder of a company which was acquired in the first quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,603,038 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

          (22) On September 29, 2000, a subsidiary of the Registrant acquired 100% of the stock of a company in consideration for which the Registrant paid $1,065,414 in cash, $2,130,827 in loan notes and issued 30,826 shares of IPG Stock to the shareholder of the company. The shares of Interpublic Stock had a market value of $1,065,414 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903 (b) (3) of Regulation S under the Securities Act.

          (23) On September 29, 2000, a subsidiary of the Registrant acquired 60% of the stock of a company in consideration for which the Registrant paid $300,000 in cash and issued 2,904 shares of Interpublic Stock to the shareholder of the company. The shares of Interpublic Stock had a market value of $200,000 as of the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (24) On September 29, 2000, a subsidiary of the Registrant acquired 80% of the capital stock of two related companies in consideration for which Registrant paid $702,980.47 in cash and issued 2,355 shares of Interpublic Stock to the shareholders of the acquired companies. The shares of Interpublic Stock were valued at $80,217.19 on the date of issuance.

               The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.



Item 5.        OTHER INFORMATION

               Earnings guidance for the fourth quarter of 2000 is as follows:

               The Registrant expects to report mid-to-high teens revenue growth driven by a double-digit increase in organic revenue growth. This rate of increase assumes a modest negative impact from foreign currency translation.

               The operating profit margin is expected to increase by more than 100 basis points, as salary and related costs reflect the benefit of last year's streamlining efforts at Lowe Lintas, Initiative Media and NFO Worldwide, Inc. ("NFO"). In addition, NFO recognized unusual operating charges last year, which will be absent in the fourth quarter of 2000.

               Lower non-operating income will temper the impact of a higher operating margin.

               The Registrant believes that "consensus" earnings estimates of $1.49 to $1.51 for the full year 2000 are consistent with these expectations.

               The information in Item 5 constitutes forward-looking statements. Reference is made to Registrant's Cautionary Statement on forward-looking statements in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report.


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  EXHIBITS

EXHIBIT 4      Senior  Debt  Indenture,  dated  as of  October  20,  2000 by and between the Registrant and The Bank of New York as Trustee (incorporated herein by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated October 24, 2000).

EXHIBIT 10(a) Credit Agreement dated August 25, 2000 between the Registrant and The Chase Manhattan Bank.

EXHIBIT 10(b)  Promissory Note, dated August 25, 2000 of the Registrant.

Exhibit 11     Computation of Earnings Per Share.


Exhibit 27     Financial Data Schedule.


               (b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended September 30, 2000:

     (1) Report, dated July 17, 2000, Item 5 Other Events, disclosing the Registrant's restatement of its consolidated financial statements to reflect the effect of the acquisition of NFO Worldwide Inc., accounted for as a pooling of interests; Item 7 Financial Statements of Registrant and Exhibits. Supplemental Consolidated Balance Sheet at December 31, 1999 and 1998, Supplemental Consolidated Statement of Income, Supplemental Consolidated Statement of Cash Flows and Supplemental Consolidated Statement of Stockholders' Equity and Comprehensive Income, all for the years December 31, 1999, 1998 and 1997; Supplemental Consolidated Balance Sheet at March 31, 2000 and December 31, 1999 and Supplemental Consolidated Statement of Income, Supplemental Consolidated Statement of Comprehensive Income and Supplemental Consolidated Statement of Cash Flows, all for the three months ended March 31, 2000 and 1999.

     (2) Report, dated July 27, 2000, Item 5 Other Events and Exhibit 99.1, disclosing the Registrant's press release regarding results for the three and six months periods ended June 30, 2000.

     (3) Report, dated September 15, 2000, Item 5, disclosing that the Registrant's Financial Statements included in its Report, dated July 17, 2000 became its historical results upon announcement of its results for the three months ended June 30, 2000; Item 7 Financial Statements and Exhibits. Same Financial Statements as included in Report, dated July 17, 2000, except for the removal of references to the financial statements as being supplemental (See Item 6(b)(1) of this Report).

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                                  (Registrant)



Date:    November 14, 2000            BY /s/ PHILIP H. GEIER, JR.
                                         -----------------------------------
                                           PHILIP H. GEIER, JR.
                                           Chairman and Chief Executive
                                                Officer


Date:    November 14, 2000            BY /S/ FREDERICK MOLZ
                                         -----------------------------------
                                           FREDERICK MOLZ
                                           Vice President and Controller

                               INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION
-----------     -----------
EXHIBIT 4       Senior  Debt  Indenture,  dated as of  October  20,  2000 by and between  the  Registrant  and The  Bank of New  York as  Trustee
                (incorporated herein by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated October 24, 2000).

EXHIBIT 10(a) Credit Agreement dated August 25, 2000 between the Registrant and The Chase Manhattan Bank.

EXHIBIT 10(b)   Promissory Note, dated August 25, 2000 of the Registrant.

Exhibit 11      Computation of Earnings Per Share.

Exhibit 27      Financial Data Schedule.