Form 10-K
period 2000-12-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2001-03-30
CIK 51644

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                                 Commission file number
December 31, 2000                                                  1-6686

                              -------------------

                    THE INTERPUBLIC GROUP OF COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                              13-1024020
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification  No.)

1271 Avenue of the Americas                                     10020
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___.

The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant was $10,934,268,765 as of March 27, 2001.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock outstanding at March 27, 2001:  312,407,679 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference in Parts I and II.

2. Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Parts I and III.





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

     Interpublic is a group of advertising and specialized marketing and communications service companies that together represent one of the largest resources of marketing and advertising expertise in the world. Interpublic's agencies and allied companies operate in more than 650 offices in 127 countries around the world and employ over 48,000 people.

     Interpublic's business is conducted throughout the world principally through two advertising and specialized marketing and communication services systems, McCann-Erickson WorldGroup and The Lowe Group, plus a number of additional marketing communications and marketing services networks, all as described below.

     MCCANN-ERICKSON WORLDGROUP is the leading worldwide marketing communications company that includes McCann-Erickson Worldwide, the world's largest advertising agency network, as well as specialized companies providing relationship (direct) marketing, experiential (event) marketing, brand strategy and identity development, healthcare communications and e-consultancy and services.

     THE LOWE GROUP with its flagship arm, Lowe Lintas & Partners Worldwide, is one of the largest advertising agency networks in the world. The agency's world-class creative reputation has been recognized with a number of prestigious industry awards.

     The other domestic stand-alone advertising agencies that operate autonomously, but are aligned with the foregoing Interpublic networks include:
Campbell-Ewald, Campbell Mithun, Carmichael Lynch, Dailey & Associates, Deutsch, Gotham, Hill Holliday (including GMO/Hill Holliday), The Martin Agency, Mullen (including Mullen/LHC) and Suissa Miller.

     The principal functions of an advertising agency are to plan and create advertising programs for its clients and to place advertising in various media such as television, cinema, radio, magazines, newspapers, direct mail, outdoor and interactive electronic media. Planning advertising programs involves analyzing the market for the particular product or service, creating the appropriate advertising campaign to convey the agreed-upon benefit or message, and choosing the appropriate media to reach the desired market most effectively.

     The advertising agency develops a communication strategy and then creates an advertising program, within the limits imposed by the client's advertising budget, and places orders for space or time with the media that have been selected.

     In order to meet the growing and changing needs of our client base, we offer many other marketing and media related services through our ownership of companies that are closely related to our advertising business including:

     DRAFTWORLDWIDE is one of the world's largest global marketing agencies, specializing in brand building, direct and promotional marketing.

     INITIATIVE MEDIA WORLDWIDE is the world's largest independent media management and media buying company, providing media planning and buying services at all levels.

     OCTAGON is Interpublic's global sports marketing unit providing sponsorship and sports marketing consultancy, event management and ownership, athlete representation ownership, sports television programming, the production, sale and distribution of sports television rights globally and the management of global motor sports circuits and events.

     NFO WORLDGROUP is the largest custom research firm in North America and a leading provider of research-based marketing information.

     THE ALLIED COMMUNICATIONS GROUP is Interpublic's leading-edge marketing services group. The Group's companies provide the Interpublic agencies and their clients with a variety of specialized communications and marketing services including public relations, marketing research, event creation, management and consulting services. This group is comprised of the following autonomously run companies:

     THE GLOBAL PUBLIC RELATIONS GROUP includes two powerful public relations companies: Weber Shandwick Worldwide, the largest global public relations agency and Golin/Harris International, one of the ten largest U.S. public relations company.

     ISO HEALTHCARE GROUP is a multinational healthcare management consulting firm, specializing in growth strategies for leading pharmaceutical, biotech and medical device companies.

     JACK MORTON WORLDWIDE creates, produces and coordinates live meetings and events, environments, video, digital media and learning programs.

     In addition to domestic operations, the Company provides services for clients whose business is international in scope, as well as for clients whose business is restricted to a single country or a small number of countries. It has offices in Canada as well as in one or more cities in each of the following countries:


                EUROPE, AFRICA AND THE MIDDLE EAST
                ----------------------------------

Austria            Greece          Morocco         Slovakia
Azerbaijan         Hungary         Namibia         Slovenia
Bahrain            Iceland         Netherlands     South Africa
Belgium            Israel          Nigeria         Spain
Bulgaria           Ireland         Norway          Sweden
Cameroon           Italy           Oman            Switzerland
Croatia            Ivory Coast     Pakistan        Tunisia
Czech Republic     Jordan          Poland          Turkey
Denmark            Kazakhstan      Portugal        Ukraine
Egypt              Kenya           Qatar           United Arab Emirates
Estonia            Kuwait          Romania         United Kingdom
Finland            Latvia          Russia          Uzbekistan
France             Lebanon         Saudi Arabia    Zambia
Germany            Mauritius       Senegal         Zimbabwe


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

     For information concerning revenues and long-lived assets on a geographical basis for each of the last three years, reference is made to Note 12: Geographic Areas of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 2000, which Note is hereby incorporated by reference.

DEVELOPMENTS IN 2000
--------------------

     The Company completed a number of acquisitions within the United States and abroad in 2000.

     See Note 4 to the Consolidated Financial Statements incorporated by reference in this Report on Form 10-K for a discussion of acquisitions.

REVENUE
-------

     The Company generates revenue from planning, creating and placing advertising in various media and from planning and executing other communications or marketing programs. Historically, the commission customary in the industry was 15% of the gross charge ("billings") for advertising space or time; more recently lower commissions have been negotiated, but often with additional incentives paid for better performance. For example, an incentive component is frequently included in arrangements with clients based on improvements in an advertised brand's awareness or image, or increases in a client's sales or market share of the products or services being advertised. Under commission arrangements, media bill the Company at their gross rates. The Company bills these amounts to its clients, remits the net charges to the media and retains the balance as its commission. Some clients, however, prefer to compensate the Company on a fee basis, under which the Company bills its client for the net charges billed by the media plus an agreed-upon fee. These fees usually are calculated to reflect the Company's hourly rates and out-of-pocket expenses incurred on the client's behalf, plus proportional overhead and a profit mark-up.

     Normally, the Company, like other agencies, is primarily responsible for paying the media with respect to firm contracts for advertising time or space placed on its clients' behalf. This is a problem only if the client is unable to pay the Company because of insolvency or bankruptcy. The Company makes serious efforts to reduce the risk from a client's insolvency, including (1) carrying out credit clearances, (2) requiring in some cases payment of media in advance, or (3) agreeing with the media that the Company will be solely liable to pay the media only after the client has paid the Company for the media charges.

     The Company also receives commissions from clients for planning and supervising work done by outside contractors in the physical preparation of finished print advertisements and the production of television and radio commercials and other forms of advertising. This commission is customarily 17.65% of the outside contractor's net charge, which is the same as 15.0% of the outside contractor's total charges including commission. With the expansion of negotiated fees, the terms on which outstanding contractors' charges are billed are subject to wide variations and even include in some instances the elimination of commissions entirely, provided that there are adequate negotiated fees.

     The Company also derives revenue in many other ways, including the planning and placement in media of advertising produced by unrelated advertising agencies; the maintenance of specialized media placement facilities; the creation and publication of brochures, billboards, point of sale materials and direct marketing pieces for clients; the planning and carrying out of specialized marketing research; public relations campaigns, creating and managing special events at which clients' products are featured; and designing and carrying out interactive programs for special uses.

     The five clients of the Company that made the largest revenue contribution in 2000 accounted individually for approximately 1.6% to 7.3% of such revenue and in the aggregate accounted for over approximately 15% of such revenue. Twenty clients of the Company accounted for approximately 26% of such revenue. Based on revenue, the five largest clients of the Company are General Motors Corporation, Nestle, Unilever and Johnson & Johnson and Coca-Cola. General Motors Corporation first became a client of one of the Company's agencies in 1916 in the United States. Predecessors of several of the Lintas agencies have supplied advertising services to Unilever since 1893. The client relationship with Nestle began in 1940 in Argentina. While the loss of the entire business of one of the Company's five largest clients might have a material adverse effect upon the business of the Company, the Company believes that it is very unlikely that the entire business of any of these clients would be lost at the same time, because it represents several different brands or divisions of each of these clients in a number of geographical markets - in each case through more than one of the Company's agency systems.

     Representation of a client rarely means that the Company handles advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from an agency within the Company to a competing agency, and a client may reduce its marketing budget at any time.

     The Company's agencies in many instances have written contracts with their clients. As is customary in the industry, these contracts provide for termination by either party on relatively short notice, usually 90 days but sometimes shorter or longer. In 2000, however, 21% of revenue was derived from clients that had been associated with one or more of the Company's agencies or their predecessors for 20 or more years.

PERSONNEL
---------

     As of January 1, 2001, the Company employed approximately 48,200 persons, of whom nearly 20,100 were employed in the United States. Because of the personal service character of the marketing communications business, the quality of personnel is of crucial importance to continuing success. There is keen competition for qualified employees. Interpublic considers its employee relations to be satisfactory.

     The Company has an active program for training personnel. The program includes meetings and seminars throughout the world. It also involves training personnel in its offices in New York and in its larger offices worldwide.

COMPETITION AND OTHER FACTORS
-----------------------------

     The advertising agency and other marketing communications and marketing services businesses are highly competitive. The Company's agencies and media services must compete with other agencies and with other providers of creative or media services which are not themselves advertising agencies, in order to maintain existing client relationships and to obtain new clients. Competition in the advertising agency business depends to a large extent on the client's perception of the quality of an agency's "creative product". An agency's ability to serve clients, particularly large international clients, on a broad geographic basis is also an important competitive consideration. On the other hand, because an agency's principal asset is its people, freedom of entry into the business is almost unlimited and quite small agencies are, on occasion, able to take all or some portion of a client's account from a much larger competitor.

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

     The advertising and marketing communications businesses is subject to government regulation, both domestic and foreign. There has been an increasing tendency in the United States on the part of advertisers to resort to the courts, industry and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to the advertising for certain products. Representatives within certain government bodies, both domestic and foreign, continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures.

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

Item 2.    Properties
           ----------

     Most of the operations of the Company are conducted in leased premises, and its physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. These facilities are located in various cities in which the Company does business throughout the world. However, subsidiaries of the Company own office buildings in Garden City, New York; Blair, Nebraska; Warren, Michigan; Frankfurt, Germany; Sao Paulo, Brazil; Lima, Peru; Mexico City, Mexico; Santiago, Chile; and Brussels, Belgium and own office condominiums in Buenos Aires, Argentina; Bogota, Colombia; Manila, the Philippines; in England, subsidiaries of the Company own office buildings in London, Manchester, Birmingham and Stoke-on-Trent.

     The Company's ownership of the office building in Frankfurt is subject to three mortgages which became effective on or about February 1993. These mortgages terminate at different dates, with the last to expire in February 2003. Reference is made to Note 10: Long-Term Debt, of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 2000, which Note is hereby incorporated by reference.


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


Name                        Age              Office
----                        ---              ------

John J. Dooner, Jr. (1)     52    Chairman of the Board, President and
                                  Chief Executive Officer

Sean F. Orr (1)             46    Executive Vice President, Chief
                                  Financial Officer

Nicholas J. Camera          54    Senior Vice President, General
                                  Counsel and Secretary

Thomas J. Dowling           49    Senior Vice President-Financial
                                  Administration

C. Kent Kroeber             62    Senior Vice President-Human
                                  Resources

Barry R. Linsky             59    Executive Vice President-Planning
                                  and Business Development

Frank B. Lowe (1)           59    Chairman of the Board and Chief
                                  Executive Officer of Lowe Lintas
                                  and Partners

Frederick Molz              44    Vice President and Controller

Bruce S. Nelson             49    Executive Vice President and Chief
                                  Marketing Officer

Susan V. Watson             48    Senior Vice President-Investor Relations

----------
[FN]

(1)      Also a Director



     There is no family relationship among any of the executive officers.

     The employment histories for the past five years of Messrs. Dooner, Lowe and Orr are incorporated by reference to the Proxy Statement for Interpublic's 2001 Annual Meeting of Stockholders.

     Mr. Camera joined Interpublic in May, 1993. He was elected Vice President, Assistant General Counsel and Assistant Secretary in June, 1994, Vice President, General Counsel and Secretary in December, 1995, and Senior Vice President, General Counsel and Secretary in February, 2000.

     Mr. Dowling was elected Senior Vice President-Financial Administration of Interpublic effective February, 2001. He joined Interpublic in January, 2000 as Vice President and General Auditor.

     Mr. Kroeber joined Interpublic in January, 1966 as Manager of Compensation and Training. He was elected Vice President in 1970 and Senior Vice President in May, 1980.

     Mr. Linsky joined Interpublic in January, 1991 when he was elected Senior Vice President-Planning and Business Development. Prior to that time, he was Executive Vice President, Account Management of Lowe & Partners, Inc. Mr. Linsky was elected to that position in July, 1980, when the corporation was known as The Marschalk Company and was a subsidiary of Interpublic. Mr. Linsky was elected Executive Vice President of Interpublic in February 2001.

     Mr. Molz was elected Vice President and Controller of Interpublic effective January, 1999. He joined Interpublic in August, 1982, and his most recent position was Senior Vice President-Financial Operations of Ammirati Puris Lintas Worldwide, a subsidiary of Interpublic, since April, 1994. He also held previous positions in the Interpublic Controller's Department and Tax Department.

     Mr.  Nelson  joined  Interpublic  in  September,  2000  as  Executive  Vice
President, Chief Marketing Officer. Prior to that he had pursued a multi-disciplinary career with McCann-Erickson for 19 years before leaving as Executive Vice President, Director of Worldwide Accounts to serve as Vice Chairman, Chief Knowledge Officer at Young & Rubicam Inc.

     Ms. Watson joined Interpublic in October 2000. Prior to joining the company, she was Vice President, Investor Relations at PepsiCo, Inc. and previously was employed by Nielsen Media Research and Gannett Co. in a similar capacity.




                                 PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          -----------------------------------------------------------------
          Matters
          -------
     The response to this Item is incorporated:

     (i) by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 2000. See the heading: Results by Quarter (Unaudited), and Note 2: Stockholders' Equity, of the Notes to the Consolidated Financial Statements and information under the heading Transfer Agent and Registrar for Common Stock;

     (ii) On October 5, 2000 the Registrant issued 20,764 shares of Interpublic Stock and paid Pounds Sterling 1.19 million in cash to the former shareholders of a company as part of the initial payment for 100% of the shares of the company which was acquired in the third quarter of 2000. The shares of Interpublic Stock were valued at US$726,102 at the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non U.S. persons" in reliance on Rule 903(b)3) of Regulation S under the Securities Act.

     (iii)On November 9, 2000, the Registrant issued 9,913 shares of Interpublic Stock and paid US$1,000,000 in cash to the Seller of the business and assets of a company representing the consideration paid at Closing. The shares of Interpublic Stock were valued at US$400,000 at the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

     (iv) On December 31, 2000, the Registrant issued 53,666 shares of Interpublic Stock to former shareholders in respect of the downpayment for the acquisition of 100% of a company. The shares of Interpublic Stock were valued at US$2,150,000 at the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

     (v) On October 24, 2000, the Registrant issued 26,792 shares of Interpublic Stock and paid Austrian Dollars 36,515,274 in cash to the former shareholders of a company as part of a deferred payment for 41% of the shares of the company 45% of which was acquired in the first quarter of 1997. The shares of Interpublic Stock were valued at US$1,009,533 at the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non US persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

     (vi) On October 24, 2000, the Registrant issued 26,789 shares of Interpublic Stock and paid Austrian Dollars 20,913,157 in cash to the former shareholders of a company as part of a deferred payment for the remaining 51% of the shares of the company 49% of which was acquired in the first quarter of 1997. The shares of Interpublic Stock were valued at US$1,009,533 at the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non US persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

     (vii)On September 14, 2000, in respect of the second installment for the acquisition of 80% of the company acquired in the second quarter of 1998, the Registrant issued 5,880 shares of Interpublic Stock and paid Swiss Francs 695,752 in cash to the former shareholders of a company as part of a deferred payment for the remaining 51% of the shares of the company 49% of which was acquired in the first quarter of 1997. The shares of Interpublic Stock were valued at US$225,542 at the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non US persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

     (viii) On November 7, 2000, in respect of the final payment for 31% and 20% equity purchases, the Registrant issued 35,890 shares of Interpublic Stock for the 31% and 62,274 shares of Interpublic Stock for the 20%. The shares of Interpublic Stock were valued at US$3,866,903 at the date of issuance.


Item 6.   Selected Financial Data
          -----------------------

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 under the heading Selected Financial Data for Five Years.


Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

     The response to this Item is incorporated by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

     The response to this Item is incorporated in part by reference to the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 under the headings Financial Statements and Notes to the Consolidated Financial Statements. Reference is also made to the Financial Statement Schedule listed under Item 14(a) of this Report on Form 10-K.


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




                                PART III


Item 10.   Directors and Executive Officers of the Registrant
           --------------------------------------------------

     The information required by this Item is incorporated by reference to the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed not later than 120 days after the end of the 2000 calendar year, except for the description of Interpublic's Executive Officers which appears in Part I of this Report on Form 10-K under the heading "Executive Officers of the Registrant".


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


Exhibit No.    Description
-----------    -----------

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

     (b) Employment, Consultancy and other Compensatory Arrangements with Management.

           Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1998 inclusive, or filed with the Registrant's Reports on Form 10-Q for the periods ended March 31, 2000, June 30, 2000 and September 30, 2000 are incorporated by reference in this Report on Form 10-K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 2000 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

           (i)   James R. Heekin
                 ---------------

                 (a) Employment Agreement dated as of October 25, 1993 between Interpublic and James R. Heekin.

                 (b) Executive Special Benefit Agreement dated as of January 1, 1994 between Interpublic and James R. Heekin.

                 (c) Executive Severance Agreement dated as of January 1, 1998 between Interpublic and James R. Heekin.

                 (d) Employment Agreement dated as of January 1, 1998 between Interpublic and James R. Heekin.

                 (e) Executive Special Benefit Agreement dated as of February 1, 1998 between Interpublic and James R. Heekin.

                 (f) Supplemental Agreement to an Employment Agreement dated as of March 28, 2000 between Interpublic and James R. Heekin.

                 (g) Supplemental Agreement to an Executive Severance Agreement dated as of June 1, 2000 between Interpublic and James R. Heekin.

                 (h) Executive Special Benefit Agreement dated as of January 1, 2000 between Interpublic and James R. Heekin.

           (ii)  Barry R. Linsky
                 ---------------

                 (a) Supplemental Agreement to an Executive Special Benefit Agreement dated as of June 30, 2000 between Interpublic and Barry R. Linsky.

                 (b) Executive Special Benefit-Income Replacement Agreement dated as of June 1, 2000 between Interpublic and Barry R. Linsky.

                 (c) Supplemental Agreement dated as of March 26, 2001, between Interpublic and Barry R. Linsky.

           (iii)C. Kent Kroeber
                ---------------

                (a) Supplemental Agreement to an Executive Special Benefit Agreement dated as of June 30, 2000 between Interpublic and C. Kent Kroeber.

                (b) Executive Special Benefit-Income Replacement Agreement dated as of June 1, 2000 between Interpublic and C. Kent Kroeber.


           (iv)  Thomas J. Volpe
                 ---------------

                 (a) Supplemental Agreement to an Executive Special Benefit Agreement dated as of June 30, 2000 between Interpublic and Thomas J. Volpe.

                 (b)  Supplemental    Agreement   to   an   Executive    Special
                      Benefit-Income Replacement Agreement dated as of June 30, 2000 between Interpublic and Thomas J. Volpe.

                 (c) Executive Special Benefit Agreement dated as of March 21, 2000 between Interpublic and Thomas J. Volpe.

                 (d) Executive Special Benefit-Income Replacement Agreement dated as of June 1, 2000 between Interpublic and Thomas J. Volpe.

           (v)   Bruce Nelson
                 ------------

                 (a) Employment Agreement dated as of September 5, 2000 between Interpublic and Bruce Nelson.

                 (b) Executive Special Benefit Agreement dated as of September 1, 2000 between Interpublic and Bruce Nelson.

                 (c) Supplemental Agreement dated as of September 1, 2000 to an Executive Special Benefit Agreement dated as of January 1, 1986 between Interpublic and Bruce Nelson.

           (vi)  Frank B. Lowe
                 -------------

                 (a) Employment Agreement dated as of January 1, 2001 between Interpublic and Frank B. Lowe.

                 (b) Supplemental Agreement to an Employment Agreement dated as of January 2, 2001 between Interpublic and Frank B. Lowe.

                 (c) Executive Special Benefit Agreement dated as of January 15, 2001 between Interpublic and Frank B. Lowe.

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

     (d)   Loan Agreements.

           (i) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Supplemental Agreements, Termination Agreements, Loan Agreements, Note Purchase Agreements, Guarantees and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1999, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 2000, June 30, 2000 and September 30, 2000 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

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

11   Computation of Earnings Per Share.

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 2000 which are included therein under the following headings: Financial Highlights; Report of Management; Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity and Comprehensive Income; Notes to Consolidated Financial Statements (the aforementioned Consolidated Financial Statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data for Five Years; Results by Quarter (Unaudited); and Stockholders Information.

21   Subsidiaries of the Registrant.

23 Consent of Independent Accountants: PricewaterhouseCoopers LLP Consent of Independent Public Accountants: J.H. Cohn LLP
     Consent of Independent Accountants:  Arthur Andersen LLP

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

99 The Company filed the following reports on Form 8-K during the quarter ended December 31, 2000:

     (i) Senior Debt Indenture dated as of October 20, 2000, by The Interpublic Group of Companies, Inc. and The Bank of New York, Trustee, relating to the 7.875% Notes due 2005 is incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K dated October 24, 2000.

     (ii) Underwriting Agreement dated as of October 17, 2000, relating to the 7.875% Notes due 2005 is incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K dated October 24, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                             (Registrant)


March 29, 2001                BY: /s/ John J. Dooner, Jr.
                                  ----------------------------------
                                  John J. Dooner, Jr.
                                  Chairman of the Board, President
                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                        Title                        Date
         ----                        -----                        ----


/s/ John J. Dooner, Jr.     Chairman of the Board,          March 29, 2001
-------------------------   President and Chief
    John J. Dooner, Jr.     Executive Officer (Principal
                            Executive Officer)


/s/ Sean F. Orr             Executive Vice President,        March 29, 2001
-------------------------   Chief Financial Officer
    Sean F. Orr             (Principal Financial
                            Officer) and Director


/s/ Frank J. Borelli        Director                         March 29,2001
-------------------------
    Frank J. Borelli


/s/ Reginald K. Brack       Director                         March 29, 2001
-------------------------
    Reginald K. Brack


/s/ Jill M. Considine       Director                         March 29, 2001
-------------------------
    Jill M. Considine

/s/ James R. Heekin         Director                         March 29, 2001
-------------------------
    James R. Heekin


/s/ Frank B. Lowe           Director                         March 29, 2001
-------------------------
    Frank B. Lowe


/s/ Michael A. Miles        Director                         March 29, 2001
-------------------------
    Michael A. Miles


/s/ Frederick Molz          Vice President and               March 29, 2001
-------------------------   Controller (Principal
    Frederick Molz          Accounting Officer)


/s/ Leif H. Olsen           Director                         March 29, 2001
-------------------------
    Leif H. Olsen

/s/ J. Phillip Samper       Director                         March 29, 2001
-------------------------
    J. Phillip Samper


By: /s/ Nicholas J. Camera
    ----------------------
        Nicholas J. Camera

                       INDEX TO FINANCIAL STATEMENTS


The Financial Statements appearing under the headings: Financial Highlights, Report of Management; Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Accountants, Selected Financial Data for Five Years and Results by Quarter (Unaudited), accompanying the Annual Report to Stockholders for the year ended December 31, 2000, together with the report thereon of PricewaterhouseCoopers LLP dated February 26, 2001 are incorporated by reference in this report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, no other data appearing in the Annual Report to Stockholders for the year ended December 31, 2000 is deemed to be filed as part of this report on Form 10-K.

The following financial statement schedule should be read in conjunction with the financial statements in such Annual Report to Stockholders for the year ended December 31, 2000. Financial statement schedules not included in this report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

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

    II    Valuation and Qualifying Accounts                 F-3

                      Report of Independent Accountants on
                          Financial Statement Schedule

  To the Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 26, 2001, except for Note 15 which is as of March 19, 2001, appearing in the 2000 Annual Report to Stockholders of The Interpublic Group of Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP
--------------------------
New York, New York
February 26, 2001

                                                                     SCHEDULE II

         THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2000, 1999 and 1998

================================================================================

                             (Dollars in thousands)

COLUMN A     COLUMN B      COLUMN C   COLUMN D       COLUMN E           COLUMN F
--------------------------------------------------------------------------------

                             Additions/(Deductions)
                             ----------------------

                                         Charged
              Balance at  Charged to    to Other                         Balance
               Beginning     Costs &   Accounts-   Deductions-            at End
Description    of Period    Expenses    Describe      Describe         of Period
--------------------------------------------------------------------------------

Allowance for Doubtful Accounts - deducted from Receivables in the Consolidated Balance Sheet:

2000         $60,565       $24,125    $3,630(1)      $(18,717)(3)       $64,923
                                       1,503(5)        (4,792)(4)
                                                       (1,391)(2)


1999         $54,060       $24,013    $5,148(1)      $(23,765)(3)       $60,565
                                       2,934(5)        (1,215)(2)
                                                         (610)(4)

1998         $44,581       $20,421    $6,699(1)      $(17,038)(3)       $54,060
                                       2,111(5)        (3,310)(4)
                                         596(2)

-------------------
[FN]

  (1) Allowance for doubtful accounts of acquired and newly consolidated companies.
  (2)  Foreign currency translation adjustment.
  (3)  Principally amounts written off.
  (4)  Reversal of previously recorded allowances on accounts receivable.
  (5)  Miscellaneous.

                               INDEX TO DOCUMENTS
                               ------------------



Exhibit No.     Description
-----------     -----------

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

     (b) Employment, Consultancy and other Compensatory Arrangements with Management.

                Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 1998 inclusive, or filed with the Registrant's Reports on Form 10-Q for the periods ended March 31, 2000, June 30, 2000 and September 30, 2000 are incorporated by reference in this Report on Form 10-K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 2000 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

                (i)    James R. Heekin
                       ---------------


                       (a) Employment Agreement dated as of October 25, 1993 between Interpublic and James R. Heekin.

                       (b) Executive Special Benefit Agreement dated as of January 1, 1994 between Interpublic and James R. Heekin.

                       (c) Executive Severance Agreement dated as of January 1, 1998 between Interpublic and James R. Heekin.

                       (d) Employment Agreement dated as of January 1, 1998 between Interpublic and James R. Heekin.

                       (e) Executive Special Benefit Agreement dated as of February 1, 1998 between Interpublic and James R. Heekin.

                       (f) Supplemental Agreement to an Employment Agreement dated as of March 28, 2000 between Interpublic and James R. Heekin.

                       (g)  Supplemental  Agreement  to an  Executive  Severance
                            Agreement   dated  as  of  June  1,   2000   between
                            Interpublic and James R. Heekin.

                       (h) Executive Special Benefit Agreement dated as of January 1, 2000 between Interpublic and James R. Heekin.

                (ii)   Barry R. Linsky
                       ---------------

                       (a)  Supplemental   Agreement  to  an  Executive  Special
                            Benefit Agreement dated as of June 30, 2000 between Interpublic and Barry R. Linsky.

                       (b)  Executive   Special    Benefit-Income    Replacement
                            Agreement   dated  as  of  June  1,   2000   between
                            Interpublic and Barry R. Linsky.

                       (c) Supplemental Agreement dated as of March 26, 2001 between Interpublic and Barry R. Linsky.

                (iii)  C. Kent Kroeber
                       ---------------

                       (a)  Supplemental   Agreement  to  an  Executive  Special
                            Benefit Agreement dated as of June 30, 2000 between Interpublic and C. Kent Kroeber.

                       (b)  Executive   Special    Benefit-Income    Replacement
                            Agreement   dated  as  of  June  1,   2000   between
                            Interpublic and C. Kent Kroeber.

                (iv)   Thomas J. Volpe
                       ---------------

                       (a)  Supplemental   Agreement  to  an  Executive  Special
                            Benefit Agreement dated as of June 30, 2000 between Interpublic and Thomas J. Volpe.

                       (b) Supplemental Agreement to an Executive Special Benefit-Income Replacement Agreement dated as of June 30, 2000 between Interpublic and Thomas J. Volpe.

                       (c) Executive Special Benefit Agreement dated as of March 21, 2000 between Interpublic and Thomas J. Volpe.

                       (d)  Executive   Special    Benefit-Income    Replacement
                            Agreement   dated  as  of  June  1,   2000   between
                            Interpublic and Thomas J. Volpe.

                (v)    Bruce Nelson
                       ------------

                       (a) Employment Agreement dated as of September 5, 2000 between Interpublic and Bruce Nelson.

                       (b) Executive Special Benefit Agreement dated as of September 1, 2000 between Interpublic and Bruce Nelson.

                       (c) Supplemental Agreement dated as of September 1, 2000 to an Executive Special Benefit Agreement dated as of January 1, 1986 between Interpublic and Bruce Nelson.


                (vi)  Frank B. Lowe
                      -------------

                       (a) Employment Agreement dated as of January 1, 2001 between Interpublic and Frank B. Lowe.

                       (b) Supplemental Agreement to an Employment Agreement dated as of January 2, 2001 between Interpublic and Frank B. Lowe.

                       (c) Executive Special Benefit Agreement dated as of January 15, 2001 between Interpublic and Frank B. Lowe.

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

     (d)        Loan Agreements.

                (i) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Supplemental Agreements, Termination Agreements, Loan Agreements, Note Purchase Agreements, Guarantees and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1999, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 2000, June 30, 2000 and September 30, 2000 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

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

11   Computation of Earnings Per Share.

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 2000 which are included therein under the following headings: Financial Highlights; Report of Management; Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity and Comprehensive Income; Notes to Consolidated Financial Statements (the aforementioned Consolidated Financial Statements together with the Notes to Consolidated Financial Statements hereinafter shall be referred to as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data for Five Years; Results by Quarter (Unaudited); and Stockholders Information.

21   Subsidiaries of the Registrant.

23 Consent of Independent Accountants: PricewaterhouseCoopers LLP Consent of Independent Public Accountants: J.H. Cohn LLP
     Consent of Independent Accountants:  Arthur Andersen LLP

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

99 The Company filed the following reports on Form 8-K during the quarter ended December 31, 2000:

     (i) Senior Debt Indenture dated as of October 20, 2000, by The Interpublic Group of Companies, Inc. and The Bank of New York, Trustee, relating to the 7.875% Notes due 2005 is incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K dated October 24, 2000.

     (ii) Underwriting Agreement dated as of October 17, 2000, relating to the 7.875% Notes due 2005 is incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K dated October 24, 2000.