Form 10-Q
period 2001-03-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2001-05-15
CIK 51644

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 -Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1 -6686

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13 -1024020 (I.R.S. Employer Identification No.)

1271 Avenue of the Americas, New York, New York 10020 (Address of principal executive offices)	10020 (Zip Code)

Registrant's telephone number, including area code (212) 399 -8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at April 30, 2001: 317,130,155 shares.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

I N D E X

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheet
March 31, 2001 (unaudited) and
December 31, 2000

Consolidated Income Statement
Three months ended March 31, 2001
and 2000 (unaudited)

Consolidated Statement of Comprehensive Income
Three months ended March 31, 2001
and 2000 (unaudited)

Consolidated Statement of Cash Flows
Three months ended March 31, 2001
and 2000 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures
about Market Risk

PART II. OTHER INFORMATION

Item 2(c)	CHANGES IN SECURITIES

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1
FINANCIAL STATEMENTS

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in Thousands Except Share and Per Share Data)
ASSETS

	March 31, 2001 (Unaudited)	December 31, 2000

CURRENT ASSETS:
Cash and cash equivalents (includes certificates of deposit:
2001 -$81,558; 2000 -$110,919)	$ 564,700	$ 708,312
Marketable securities, at cost which approximates market	49,323	39,777
Receivables (net of allowance for doubtful accounts:
2001 -$62,617; 2000 -$64,923)	4,322,636	4,687,552
Expenditures billable to clients	426,088	379,507
Prepaid expenses and other current assets	237,058	210,905

Total current assets	5,599,805	6,026,053

OTHER ASSETS:
Investment in unconsolidated affiliates	75,099	86,055
Deferred taxes on income	305,852	283,134
Other investments and miscellaneous assets	412,715	486,368

Total other assets	793,666	855,557

FIXED ASSETS, AT COST:
Land and buildings	167,880	173,162
Furniture and equipment	867,861	862,043
Leasehold improvements	337,891	324,786
	1,373,632	1,359,991

Less: accumulated depreciation	(719,386)	(699,609)

Total fixed assets	654,246	660,382

Intangible assets (net of accumulated amortization: 2001 -$754,214; 2000 -$719,895)	2,699,021	2,696,230

TOTAL ASSETS	$ 9,746,738	$10,238,222

FINANCIAL STATEMENTS

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in Thousands Except Share and Per Share Data)
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2001 (Unaudited)	December 31, 2000

CURRENT LIABILITIES:
Payable to banks	$ 1,096,541	$ 491,984
Accounts payable	3,873,185	4,590,361
Accrued expenses	661,370	852,549
Accrued income taxes	137,710	171,186

Total current liabilities	5,768,806	6,106,080

NONCURRENT LIABILITIES:
Long -term debt	889,265	971,957
Convertible subordinated notes	536,865	533,104
Deferred compensation and reserve for termination allowances	395,028	385,518
Accrued postretirement benefits	48,531	48,350
Other noncurrent liabilities	57,890	61,051
Minority interests in consolidated subsidiaries	77,628	85,806

Total noncurrent liabilities	2,005,207	2,085,786

STOCKHOLDERS' EQUITY:
Preferred Stock, no par value shares authorized: 20,000,000
shares issued: none
Common Stock, $.10 par value shares authorized: 550,000,000 shares issued:
2001 - 323,005,828;
2000 - 320,135,098	32,300	32,013
Additional paid -in capital	1,195,497	1,100,898
Retained earnings	1,559,438	1,627,163
Accumulated other comprehensive income (loss), net of tax	(426,069)	(390,653)
	2,361,166	2,369,421

Less: Treasury stock, at cost:
2001 - 6,571,513 shares;
2000 - 5,462,809 shares	266,981	194,758
Unamortized expense of restricted stock grants	121,460	128,307

Total stockholders' equity	1,972,725	2,046,356

Commitments and contingencies

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,746,738	$10,238,222

The accompanying notes are an integral part of these consolidated financial statements.
FINANCIAL STATEMENTS

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED MARCH 31
(Amounts in Thousands Except Per Share Data)
(unaudited)

	2001	2000

Revenue	$1,302,199	$1,225,365

Salaries and related expenses	770,950	709,378
Office and general expenses	366,520	375,081
Amortization of intangible assets	34,319	23,409
Restructuring and other merger related costs	-	36,051

Total operating expenses	1,171,789	1,143,919

Income from operations	130,410	81,446

Interest expense	(33,899)	(20,414)
Other income, net	18,364	17,011
Impairment of investments	(160,100)	-

Income (loss) before provision for income taxes	(45,225)	78,043

Provision for (benefit of) income taxes	(9,342)	31,382

Income (loss) of consolidated companies	(35,883)	46,661

Income applicable to minority interests	(4,906)	(5,422)
Equity in net income of unconsolidated affiliates	2,432	1,696

Net income (loss)	$ (38,357)	$ 42,935

Earnings per share:	$ (.12)	$ .14
Basic	$ (.12)	$ .14
Diluted

Dividend per share	$ .095	$ .085

Weighted average shares:
Basic	308,916	299,822
Diluted	308,916	310,522

Prior periods have been restated to reflect the aggregate effect of the acquisitions accounted for as poolings of interests. See Note (a).

The accompanying notes are an integral part of these consolidated financial statements.
FINANCIAL STATEMENTS

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31
(Dollars in Thousands)
(unaudited)

	2001	2000

Net Income (Loss)	$ (38,357)	$ 42,935

Other Comprehensive Income, net of tax:

Foreign Currency Translation Adjustments	(82,815)	(31,776)

Net Unrealized Gains (Losses) on Securities (net of $64,734 of
realized losses in 2001)	47,399	(60,189)

Other Comprehensive Income (Loss)	(35,416)	(91,965)

Comprehensive Income (Loss)	$ (73,773)	$(49,030)

Prior periods have been restated to reflect the aggregate effect of the acquisitions accounted for as poolings of interests. See Note (a).

The accompanying notes are an integral part of these consolidated financial statements.
FINANCIAL STATEMENTS

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31
(Dollars in Thousands)
(unaudited)
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,357)	$ 42,935
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization of fixed assets	39,583	35,639
Amortization of intangible assets	34,319	23,409
Amortization of restricted stock awards	10,751	6,965
Provision for (benefit of) deferred income taxes	(60,303)	(5,288)
Equity in net income of unconsolidated affiliates	(2,432)	(1,695)
Income applicable to minority interests	4,906	5,422
Translation losses	1,192	559
Net gain on investments	(6,131)	(5,597)
Restructuring charges, non -cash	--	15,781
Investment impairment	160,100	--
Changes in assets and liabilities, net of acquisitions:
Receivables	229,343	4,192
Expenditures billable to clients	(55,082)	(47,972)
Prepaid expenses and other assets	(23,021)	(17,981)
Accounts payable and accrued expenses	(764,625)	(255,585)
Accrued income taxes	(28,477)	(4,234)
Deferred compensation and reserve for termination allowances	17,107	11,658
Net cash used in operating activities	(481,127)	(191,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net	(48,442)	(57,324)
Capital expenditures	(47,135)	(34,933)
Proceeds from sale of assets	6,573	7,700
Net (purchases of) proceeds from marketable securities	(11,993)	(12,872)
Other investments and miscellaneous assets	(12,655)	(49,790)
Investments in unconsolidated affiliates	(1,400)	--
Net cash used in investing activities	(115,052)	(147,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short -term borrowings	612,709	115,417
Proceeds from long -term debt	102,740	15,496
Payments of long -term debt	(169,996)	(35,164)
Treasury stock acquired	(67,194)	(64,305)
Issuance of common stock	37,167	18,828
Cash dividends - Interpublic	(29,368)	(23,890)
Cash dividends - pooled companies	--	(6,004)
Net cash provided by financing activities	486,058	20,378
Effect of exchange rates on cash and cash equivalents	(33,491)	(17,678)
Decrease in cash and cash equivalents	(143,612)	(336,311)
Cash and cash equivalents at beginning of year	708,312	1,029,075
Cash and cash equivalents at end of period	$ 564,700	$ 692,764

Prior periods have been restated to reflect the aggregate effect of the acquisitions accounted for as poolings of interests. See Note (a).

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(a)

In the opinion of management, the consolidated balance sheet as of March 31, 2001, the consolidated income statements for the three months ended March 31, 2001 and 2000, the consolidated statements of comprehensive income for the three months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company") December 31, 2000 annual report to stockholders.

The Company's consolidated financial statements, including the related notes, have been restated for the prior periods presented to include the results of operations, financial position and cash flows of Deutsch, Inc. and its affiliate companies ("Deutsch"), NFO Worldwide, Inc. ("NFO"), and several other recent acquisitions all of which have been accounted for as poolings of interests. Other than Deutsch and NFO, none of the acquisitions was individually, or in aggregate, material.

Certain prior year amounts have been reclassified to conform with current year presentation.

(b)

During the first quarter of 2001, the Company recorded a $160.1 million pre -tax charge ($103.7 million net of tax) to recognize the impairment of investments primarily in publicly traded internet -related companies, including marchFIRST, Inc. (an Internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The impairment charge adjusts the carrying value of remaining investments to estimated market value where an "other than temporary impairment" has occurred.

(c)

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which had an initial adoption date of January 1, 2000. In June 1999, the FASB postponed the adoption date by the Company of SFAS 133 until January 1, 2001. The Company adopted the provisions of SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the Company's financial condition or results of operations.

(d)	On March 19, 2001, the Company entered into an agreement to acquire True North Communications Inc. ("True North"), a global provider of advertising and communication services.

Under the terms of the agreement, True North shareholders will receive 1.14 shares of Interpublic stock for each share of True North stock. The transaction is subject to certain conditions, including the receipt of approval from True North's shareholders and applicable regulatory approval. The acquisition, which is expected to close mid year, will be accounted for as a pooling of interests.

(e)

The Company is involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company believes that the outcome of such proceedings or claims will not have a material adverse effect on the financial position of the Company.

Item 2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As discussed in Note (a), the Company's consolidated financial statements and other financial information for prior periods have been restated to reflect the effect of Deutsch, NFO and several other acquisitions accounted for as poolings of interests. The following discussion relates to the combined results of the Company after giving effect to all the pooled companies.

     For purposes of the following discussion, the investment impairment charge in 2001 and the restructuring and other merger related costs in 2000 will be referred to, collectively, as "non -recurring items". The non -recurring items are described in a subsequent section of this discussion. All amounts discussed below are as reported unless otherwise noted.

RESULTS OF OPERATIONS

     The Company reported a net loss of $38.4 million or $.12 diluted loss per share for the three months ended March 31, 2001. Excluding the impact of non -recurring items, which are discussed below, net income was $65.3 million or $.21 diluted earnings per share, compared to $63.7 million or $.21 diluted earnings per share for the three months ended March 31, 2000.

     The following table sets forth net income and earnings per share before and after non -recurring items:

(Dollars in thousands, except per share data)
	2001	2000

Net income (loss) as reported	$ (38,357)	$ 42,935
Earnings per share:
Basic	(.12)	.14
Diluted	(.12)	.14

Net income before non -recurring items	$ 65,302	$ 63,667
Earnings per share:
Basic	.21	.21
Diluted	.21	.21

     Worldwide revenue for the three months ended March 31, 2001 increased $77 million, or 6%, to $1.3 billion compared to the same period in 2000. Domestic revenue increased $38 million or 5.5% during the first quarter of 2001 compared to 2000. International revenue increased $39 million or 7.3% during the first quarter of 2001 compared to 2000. International revenue would have increased 18% excluding the effect of the strengthening of the U.S. dollar. The increase in worldwide revenue is a result of both new business growth and growth from acquisitions. Organic revenue growth, exclusive of acquisitions and currency effects, was 6% for the first quarter of 2001 compared to the prior year quarter.

     Revenue from specialized marketing and communications services, which include, market research, sales promotion, direct marketing, public relations, sports and event marketing, healthcare marketing and e -consultancy and services, comprised approximately 42% of the total worldwide revenue for the three months ended March 31, 2001, compared to 39% for the prior year quarter.

     Worldwide operating expenses for the first quarter 2001, excluding non -recurring items were $1,172 million, an increase of 5.8% over the prior year quarter. This increase is consistent with the 6% increase in revenue for the same period. Salaries and related expenses were $771 million or 59% of revenue for the first quarter of 2001 as compared to $709 million or 58% of revenue for the first quarter of 2000. Office and general expenses were $367 million for the first quarter of 2001 compared to $375 million for the first quarter of 2000.

     Income from operations, excluding non -recurring items, was $130 million for the first quarter of 2001, compared to $117 million for the first quarter of 2000, an increase of 11%. Exclusive of acquisitions, currency effects and amortization of intangible assets, income from operations increased 13% for the first quarter of 2001 compared to the first quarter of 2000.

     Interest expense was $34 million for the first quarter of 2001, compared to $20 million for the prior year quarter. The increase is a result of higher debt levels and higher interest rates.

     Other income, net, which consists of interest income, investment income and net gains from equity investments increased slightly to $18 million for the first quarter of 2001 compared to $17 million for the first quarter of 2000.

     The effective tax rate for the three months ended March 31, 2001 was 20.7%, which reflects the lower tax rate on the investment impairment charge. Excluding the impairment charge, the effective tax rate for the first quarter of 2001 was 41.0% compared to 40.2% in 2000. The difference between the effective and statutory rates is primarily due to state and local taxes and nondeductible goodwill expense.

Non -Recurring Items

     During the first quarter of 2001, the Company recorded a $160.1 million pre -tax charge ($103.7 million net of tax) to recognize the impairment of investments primarily in publicly traded companies, including marchFIRST, Inc. (an Internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The impairment charge adjusts the carrying value of remaining investments to estimated market value where an "other than temporary" impairment has occurred.

     During the first quarter of 2000, the Company recognized pre -tax restructuring costs of $36.1 million ($20.7 million net of tax) associated with the restructuring of Lowe Lintas & Partners Worldwide ("Lowe Lintas"). The restructuring costs of $36.1 million include cash costs of $20.3 million. The total restructuring was completed by the third quarter of 2000.

 LIQUIDITY AND CAPITAL RESOURCES

     The ratio of current assets to current liabilities was slightly below 1 to 1 at March 31, 2001. Working capital at March 31, 2001 was negative $169 million, a decrease of $89 million from December 31, 2000. Total debt at March 31, 2001 was $2.5 billion, an increase of $526 million from December 31, 2000. Cash flow from operations and availability under existing credit facilities will be the Company's primary source of working capital.

     Net cash used in operating activities was $481 million for the first quarter of 2001 and $192 million for the first quarter of 2000. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due. Other uses of working capital include the payment of cash dividends, acquisitions and capital expenditures. In addition, during the first three months of 2001, the Company acquired 1.1 million shares of its own stock for the purpose of fulfilling the Company's obligations under its various compensation plans.

OTHER MATTERS

True North

     On March 19, 2001, the Company entered into an agreement to acquire True North Communications, Inc. ("True North"), a global provider of advertising and communications services. The transaction will be accounted for as a pooling of interests.

     The transaction is subject to certain conditions, including the receipt of approval from True North's shareholders and applicable regulatory approvals. The Company expects that the transaction will close mid year.

     In connection with the acquisition, restructuring and integration costs will be incurred. These costs will be incurred for employee severance, office reorganization, investment realignment and other integration -related costs. Neither Interpublic nor True North has finalized their estimates of the amount and nature of the restructuring and integration costs. These amounts will be charged to operations in the appropriate periods.

Cautionary Statement

     This document contains forward-looking statements. Statements that are not historical fact, including statements about Interpublic's beliefs and expectations constitute forward-looking statements. These statements are based on current plans, estimates and projections, and therefore undue reliance should not be placed on them. Forward-looking statements speak only as of the date they are made, and Interpublic undertakes no obligation to update publicly any of them in light of new information or future events.

     Forward-looking statements involve inherent risks and uncertainties. Interpublic cautions that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, those associated with the effect of national and regional economic conditions, the ability of Interpublic to attract new clients and retain existing clients, the financial success of the clients of Interpublic, and developments from changes in the regulatory and legal environment for advertising companies around the world, and the successful completion and integration of acquisitions which complement and expand Interpublic's business capabilities.

     Another important factor is Interpublic's acquisition strategy. One of Interpublic's business strategies is to acquire businesses that complement and expand its current business capabilities. Accordingly, Interpublic is usually engaged in evaluating potential acquisition candidates. Interpublic is currently engaged in a number of preliminary discussions that may result in one or more substantial acquisitions. These acquisition opportunities require confidentiality and from time to time give rise to bidding scenarios that require quick responses by Interpublic. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the shares of Interpublic.

     Moreover, the success of recent or contemplated future acquisitions will depend on the effective integration of newly-acquired businesses into Interpublic's current activities. Important factors for integration include realization of anticipated synergies and the ability to retain new personnel and clients.

     Investors should evaluate any statements in light of these important factors.

     The Interpublic Group of Companies, Inc. and True North Communications Inc. have filed a proxy statement/prospectus with the Securities and Exchange Commission concerning the proposed merger pursuant to which True North would become a wholly owned subsidiary of Interpublic. INVESTORS AND SECURITYHOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS AND ANY AMENDMENT TO THAT DOCUMENT BECAUSE THE PROXY STATEMENT/PROSPECTUS CONTAINS, AND ANY AMENDMENT TO THAT DOCUMENT WILL CONTAIN, IMPORTANT INFORMATION ON THE PROPOSED MERGER. Investors and securityholders are able to obtain the proxy statement/prospectus, and will be able to obtain any amendments to that document, free of charge at the SEC's website (ht tp://www.sec.gov/EDGAR), or at the SEC's public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. In addition, documents filed with the SEC by Interpublic and True North may be obtained free of charge by contacting The Interpublic Group of Companies, Inc., 1271 Avenue of the Americas, New York, NY, 10020, Attn: Investor Relations (tel: 212-399-8057), or True North Communications Inc. at 101 East Erie Street, Chicago, IL, 60611, Attn: Corporate Communications (tel: 312-425-6500). INVESTORS SHOULD READ THE PROXY STATEMENT/PROSPECTUS, AND ANY AMENDMENTS THERETO, CAREFULLY BEFORE MAKING ANY VOTING OR INVESTMENT DECISION. True North and certain other persons referred to below may be deemed to be participants in the solicitation of proxies of True North's stockholders to approve and adopt the merger agreement with Interpublic. The participants in this solicitation may include the directors and executive officers of True North, who may have an interest in the transaction as a result of holding shares or options of True North. A detailed list of the names and interests of True North's directors and executive officers, and of their ownership interests in True North, is contained and incorporated by reference in the proxy statement/prospectus.

Conversion to the Euro

     On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). The Company conducts business in member countries. The transition period for the introduction of the Euro is between January 1, 1999, and June 30, 2002. The Company is addressing the issues involved with the introduction of the Euro. The major important issues facing the Company include: converting information technology systems, reassessing currency risk, negotiating and amending contracts, and processing tax and accounting records.

     Based upon progress to date, the Company believes that use of the Euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the Euro has not, and is not expected to have a material effect on the Company's financial condition or results of operations.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial market risk arises from fluctuations in interest rates and foreign currencies. Most of the Company's debt obligations are at fixed interest rates. A 10% change in market interest rates would not have a material effect on the Company's pre -tax earnings, cash flows or fair value. At March 31, 2001, the Company had an insignificant amount of foreign currency derivative financial instruments in place. The Company does not hold any financial instrument for trading purposes.

PART II - OTHER INFORMATION

Item 2(c).    CHANGES IN SECURITIES

             (1)  On January 2, 2001, a subsidiary of the Registrant acquired 51% of the capital stock of a company in consideration for which Registrant paid $1,603,509 in cash and issued without registration 26,073 shares of the Common Stock, $.10 par value of Registrant (the "Interpublic Stock") to the shareholders of the acquired company. The shares of Interpublic Stock were valued at $1,069,006 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act of 1933, as amended (the "Securities Act").

           (2)  On January 12, 2001, the Registrant paid $2,488,000 and issued 59,027 shares of Interpublic Stock to the former shareholders of a company, the assets of which were acquired in the second quarter of 1995. This represented a deferred payment of purchase price. The shares of Interpublic Stock were valued at $2,487,000 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

           (3)  On January 4, 2001, the Registrant issued 20,043 shares of Interpublic Stock and paid $2,005,000 in cash to a former shareholder of a company as part of a deferred payment for the remaining 51% of the shares of the company 49% of which was acquired in the first quarter of 1997. The shares of Interpublic Stock were valued at US$786,679 at the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "off-shore transaction" and solely to "non-US persons" in reliance on Rule 903 (b)(3) of Regulation S under the Securities Act.

           (4)  On January 30, 2001, the Registrant issued 212,667 shares of Interpublic Stock to the former shareholders of a company as part of the initial payment for the remaining 25% of the shares of the company. The shares of Interpublic Stock were valued at US$9,500,000 at the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non-US persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

           (5)  On February 9, 2001, the Registrant issued 28,638 shares of Interpublic Stock and on February 27, 2001 paid $10,490,222 in cash to the former shareholders of five related companies which were acquired in the first quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,180,000 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

           (6)  On February 13, 2001, the Registrant issued 10,116 shares of Interpublic Stock to the former shareholders of a company that was acquired in the first quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $430,973 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

           (7)  On February 16, 2001, the Registrant paid $3,371,000 in cash and issued 53,783 shares of Interpublic Stock to the former shareholders of a company which was acquired in the first quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $2,247,599 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

           (8)  On February 20, 2001, the Registrant issued 15,830 shares of Interpublic Stock and on March 8, 2001 paid $645,703 in cash to the former shareholders of two related companies which were acquired in the fourth quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $660,428 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

           (9)  On March 1, 2001, the Registrant issued a total of 41,893 shares of Interpublic Stock to the former equity holders of a company which was acquired in the fourth quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,696,928 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former equity holders.

           (10)  On March 7, 2001, the Registrant issued 1,627 shares of Interpublic Stock to the former shareholders of a company which was acquired in the second quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $66,461 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

           (11)  On March 15, 2001, the Registrant acquired the remaining 20% of the capital stock of a company in consideration for which the Registrant paid $4,671,985 in cash and issued a total of 80,109 shares of Interpublic Stock to the security holders of the company. The shares of Interpublic Stock had a market value of $3,114,657 on the date of issuance. The Registrant acquired 80% of this company in the second quarter of 1999.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's security holders.

           (12)  On March 15, 2001, the Registrant issued 23,106 shares of Interpublic Stock to the former shareholder of a company which was acquired in the fourth quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $860,000 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

           (13)  On March 19, 2001, the Registrant issued 33,785 shares of Interpublic Stock to a former shareholder of a company that was acquired in the fourth quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $1,258,166 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to a "non-U.S. person" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

            (14)  On March 27, 2001, the Registrant paid $806,000 in cash and issued 2,482 shares of Interpublic Stock to a company, the assets of which were acquired in the first quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $90,000.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

           (15)  On March 29, 2001, the Registrant issued 50,794 shares of Interpublic Stock and paid $1,032,192 in cash for the acquisition from shareholders of the remaining minority interests of a company. Such acquisition was consummated in the third quarter of 2000. The shares of Interpublic Stock were valued at $2,242,873 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's minority stockholders.

           (16)  On March 29, 2001, the Registrant issued 31,340 shares of Interpublic Stock to the former shareholders of a company which was acquired in the second quarter of l999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,104,101 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

            (17)  On March 30, 2001, the Registrant issued 54,258 shares of Interpublic Stock and paid $1,829,038 to the former shareholder of a company that was acquired in the first quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,829,038 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

           (18)  On March 30, 2001, the Registrant paid $5,138,970 in cash, and effective March 31, 2001 issued an aggregate of 149,267 shares of Interpublic Stock to the former shareholders of a company which was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $5,138,970.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

           (19)  On March 30, 2001 the Registrant issued 4,427 shares of Interpublic Stock to the former shareholders of a company which was acquired in the first quarter of l998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $148,436 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

           (20)  On March 30, 2001, the Registrant issued 6,594 shares of Interpublic Stock to the former shareholders of a company which was acquired in the second quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $238,926 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

           (21)  On March 30, 2001, the Registrant issued 10,953 shares of Interpublic Stock to the former shareholders of a company which was acquired in the last quarter of l998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $395,191 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

           (22)  On March 30, 2001, the Registrant issued 1,472 shares of Interpublic Stock to the former shareholders of a company which was acquired in the third quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $50,000 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

           (23)  On March 31, 2001, the Registrant issued an aggregate of 1,962 shares of Interpublic Stock to the former shareholders of a company which was acquired in the first quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $65,802.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.
Item 6	EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	EXHIBITS

EXHIBIT 10(a)		Amended Employment Agreement, dated as of January 1, 2001 between Interpublic and Frank B. Lowe.

EXHIBIT 11	Computation of Earnings Per Share.

	(b)	REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended March 31, 2001:

(1)

Report, dated January 5, 2001, Item 5 Other Events, disclosing the Registrant's restatement of its consolidated financial statements to reflect the acquisition of Deutsch, Inc., accounted for as a pooling of interests; Item 7 Financial Statements of Registrant and Exhibits. Supplemental Consolidated Balance Sheet December 31, 1999 and 1998, Supplemental Consolidated Statements of Income, Cash Flows and Stockholders' Equity and Comprehensive Income, all for the years ended December 31, 1999, 1998 and 1997, Supplemental Consolidated Balance Sheet at September 30, 2000 and December 31, 1999 and Supplemental Consolidated Statements of Income, Comprehensive Income and Cash Flows all for the nine months ended September 30, 2000 and 1999.

(2)	Report, dated February 27, 2001, Item 5 Other Events, disclosing the Registrant's financial results for the fourth quarter and full year ended December 31, 2000. No financial statements were filed.

(3)

     Report, dated March 18, 2001, Item 5 Other Events, disclosing the execution of an Agreement and Plan of Merger to acquire True North Communications Inc., Item 7 Financial Statements, ProForma Financial Information and Exhibits, disclosing the Agreement and Plan of Merger and the press release announcing the transaction. No financial statements were filed.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

Date: May 15, 2001	BY /S/ JOHN J. DOONER, JR.
JOHN J. DOONER, JR
Chairman of the Board, President
and Chief Executive Officer

Date: May 15, 2001	BY /S/ SEAN F. ORR
SEAN F. ORR
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS
EXHIBIT NO.	DESCRIPTION

EXHIBIT 10(a)	Amended Employment Agreement, dated as of January 1, 2001 between Interpublic and Frank B. Lowe.

EXHIBIT 11	Computation of Earnings Per Share.