Form 10-Q
period 2001-06-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 2001-08-14
CIK 51644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-6686

                    THE INTERPUBLIC GROUP OF COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                               13-1024020
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1271 Avenue of the Americas, New York, New York 10020               10020
-----------------------------------------------------               -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (212) 399-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at July 31, 2001: 375,830,709 shares.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

                                    I N D E X

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheet
             June 30, 2001 (unaudited) and
             December 31, 2000

           Consolidated Income Statement
             Three months ended June 30, 2001 And 2000 (unaudited)

           Consolidated Income Statement
             Six months ended June 30, 2001 And 2000 (unaudited)

           Consolidated Statement of Comprehensive Income
             Three months ended June 30, 2001
             And 2000 (unaudited)

           Consolidated Statement of Comprehensive Income
             Six months ended June 30, 2001
             And 2000 (unaudited)

           Consolidated Statement of Cash Flows
             Six months ended June 30, 2001 And 2000 (unaudited)

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
                                     ASSETS

                                                                 JUNE 30,
                                                                   2001        DECEMBER 31,
                                                                (UNAUDITED)        2000
                                                               ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents (includes certificates of deposit:
     2001 - $98,795; 2000 - $110,919)                          $    686,119    $    844,634
Marketable securities, at cost which approximates market             53,736          39,957
Receivables (net of allowance for doubtful accounts:
     2001 - $85,065; 2000 - $85,718)                              5,327,742       5,735,655
Expenditures billable to clients                                    492,368         437,929
Prepaid expenses and other current assets                           283,270         237,843
                                                               ------------    ------------

          Total current assets                                    6,843,235       7,296,018
                                                               ------------    ------------

OTHER ASSETS:
Investment in unconsolidated affiliates                             170,169         178,858
Deferred taxes on income                                            410,345         380,306
Other investments and miscellaneous assets                          525,137         525,395
                                                               ------------    ------------

          Total other assets                                      1,105,651       1,084,559
                                                               ------------    ------------

FIXED ASSETS, AT COST:
Land and buildings                                                  168,536         174,079
Furniture and equipment                                           1,117,341       1,103,741
Leasehold improvements                                              465,499         427,856
                                                               ------------    ------------
                                                                  1,751,376       1,705,676

Less: accumulated depreciation                                     (922,581)       (879,218)
                                                               ------------    ------------

          Total fixed assets                                        828,795         826,458
                                                               ------------    ------------

Intangible assets (net of accumulated amortization:
     2001 - $935,826; 2000 - $861,487)                            3,013,163       3,154,977
                                                               ------------    ------------

TOTAL ASSETS                                                   $ 11,790,844    $ 12,362,012
                                                               ============    ============

                              FINANCIAL STATEMENTS
          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               JUNE 30,
                                                                                 2001        DECEMBER 31,
                                                                              (UNAUDITED)       2000
                                                                              -----------    ------------
CURRENT LIABILITIES:
Payable to banks                                                             $  1,324,520    $    549,260
Accounts payable                                                                5,083,733       5,751,335
Accrued expenses                                                                  798,642       1,111,060
Accrued income taxes                                                              144,169         210,303
                                                                             ------------    ------------

Total current liabilities                                                       7,351,064       7,621,958
                                                                             ------------    ------------

NONCURRENT LIABILITIES:
Long-term debt                                                                    869,414         998,687
Convertible subordinated notes                                                    540,656         533,104
Deferred compensation and reserve for termination allowances                      466,337         464,329
Accrued postretirement benefits                                                    55,970          55,197
Other noncurrent liabilities                                                       92,030         105,686
Minority interests in consolidated subsidiaries                                   103,124         100,580
                                                                             ------------    ------------

     Total noncurrent liabilities                                               2,127,531       2,257,583
                                                                             ------------    ------------

STOCKHOLDERS' EQUITY:
Preferred Stock, no par value shares authorized: 20,000,000
     shares issued: none
Common Stock, $.10 par value shares authorized: 550,000,000 shares issued:
     2001 - 383,671,638;
     2000 - 377,270,758                                                            38,367          37,727
Additional paid-in capital                                                      1,703,934       1,514,709
Retained earnings                                                               1,484,011       1,667,499
Accumulated other comprehensive income (loss), net of tax                        (457,930)       (411,581)
                                                                             ------------    ------------
                                                                                2,768,382       2,808,354

Less:  Treasury stock, at cost:
     2001 - 8,216,847 shares;
     2000 - 5,462,809 shares                                                      329,224         194,758
Unamortized expense of restricted stock grants                                    126,909         131,125
                                                                             ------------    ------------

Total stockholders' equity                                                      2,312,249       2,482,471
                                                                             ------------    ------------

Commitments and contingencies

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 11,790,844    $ 12,362,012
                                                                             ============    ============

The prior period has been restated to reflect the aggregate effect of the acquisitions accounted for as poolings of interests. See Note (a)

The accompanying notes are an integral part of these consolidated financial statements.

                              FINANCIAL STATEMENTS
          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                           THREE MONTHS ENDED JUNE 30
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       2001           2000
                                                       ----           ----
Revenue                                             $ 1,743,415    $ 1,821,627
                                                    -----------    -----------

Salaries and related expenses                           972,419        951,873
Office and general expenses                             483,821        486,914
Amortization of intangible assets                        42,171         31,046
Restructuring and other merger related costs             51,294         52,775
Goodwill impairment and other                           221,408             --
                                                    -----------    -----------

Total operating expenses                              1,771,113      1,522,608
                                                    -----------    -----------

Income (loss) from operations                           (27,698)       299,019

Interest expense                                        (41,368)       (26,212)
Other income, net                                        15,370         30,201
                                                    -----------    -----------

Income (loss) before provision for income taxes         (53,696)       303,008

Provision for income taxes                               48,325        127,589
                                                    -----------    -----------

Income (loss) of consolidated companies                (102,021)       175,419

Income applicable to minority interests                 (10,543)       (11,198)
Equity in net income of unconsolidated affiliates         2,406          2,140
                                                    -----------    -----------

Net income (loss)                                   $  (110,158)   $   166,361
                                                    ===========    ===========
Earnings per share:
   Basic                                            $      (.30)   $       .47
   Diluted                                          $      (.30)   $       .45

Dividend per share                                  $      .095    $      .095

Weighted average shares:
   Basic                                                368,911        356,680
   Diluted                                              368,911        380,869

The prior period has been restated to reflect the aggregate effect of the acquisitions accounted for as poolings of interests. See Note (a).

The accompanying notes are an integral part of these consolidated financial statements.

                              FINANCIAL STATEMENTS
          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                            SIX MONTHS ENDED JUNE 30
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         2001           2000
                                                         ----           ----
Revenue                                              $ 3,401,673    $ 3,406,581
                                                     -----------    -----------

Salaries and related expenses                          1,971,203      1,890,606
Office and general expenses                              946,765        969,204
Amortization of intangible assets                         84,056         64,363
Restructuring and other merger related costs              52,848         88,826
Goodwill impairment and other                            221,408             --
                                                     -----------    -----------

Total operating expenses                               3,276,280      3,012,999
                                                     -----------    -----------

Income from operations                                   125,393        393,582

Interest expense                                         (78,849)       (50,484)
Other income, net                                         36,817         48,605
Impairment of investments                               (160,100)            --
                                                     -----------    -----------

Income (loss) before provision for income taxes          (76,739)       391,703

Provision for income taxes                                48,744        164,665
                                                     -----------    -----------

Income (loss) of consolidated companies                 (125,483)       227,038

Income applicable to minority interests                  (17,450)       (15,096)
Equity in net income of unconsolidated affiliates          4,104          4,353
                                                     -----------    -----------

Net income (loss)                                    $  (138,829)   $   216,295
                                                     ===========    ===========
Earnings per share:
   Basic                                             $      (.38)   $       .61
   Diluted                                           $      (.38)   $       .59

Dividend per share                                   $       .19    $       .18

Weighted average shares:
   Basic                                                 367,520        356,148
   Diluted                                               367,520        367,924

The prior period has been restated to reflect the aggregate effect of the acquisitions accounted for as poolings of interests. See Note (a).

The accompanying notes are an integral part of these consolidated financial statements.

                              FINANCIAL STATEMENTS
          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           THREE MONTHS ENDED JUNE 30
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                         2001            2000
                                                         ----            ----
Net Income (Loss)                                     $(110,158)      $ 166,361
                                                      ---------       ---------

Other Comprehensive Income, net of tax:

    Foreign Currency Translation Adjustments            (11,681)        (44,009)
    Net Unrealized Gains (Losses) on Securities           5,281         (85,751)
                                                      ---------       ---------

    Other Comprehensive Income (Loss)                    (6,400)       (129,760)
                                                      ---------       ---------

Comprehensive Income (Loss)                           $(116,558)      $  36,601
                                                      =========       =========

The prior period has been restated to reflect the aggregate effect of the acquisitions accounted for as poolings of interests. See Note (a).

The accompanying notes are an integral part of these consolidated financial statements.

                              FINANCIAL STATEMENTS
          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            SIX MONTHS ENDED JUNE 30
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                        2001             2000
                                                        ----             ----
Net Income (Loss)                                     $(138,829)      $ 216,295
                                                      ---------       ---------

Other Comprehensive Income, net of tax:

    Foreign Currency Translation Adjustments            (99,031)        (78,013)


    Net Unrealized Gains (Losses) on Securities          52,682        (146,258)
                                                                      ---------

    Other Comprehensive Income (Loss)                   (46,349)       (224,271)
                                                      ---------       ---------

Comprehensive Income (Loss)                           $(185,178)      $  (7,976)
                                                      =========       =========

The prior period has been restated to reflect the aggregate effect of the acquisitions accounted for as poolings of interests. See Note (a).

The accompanying notes are an integral part of these consolidated financial statements.

                              FINANCIAL STATEMENTS
          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    2001             2000
                                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $(138,829)      $   216,297
   Adjustments to reconcile net income to cash used in operating activities:
      Depreciation and amortization of fixed assets                                  99,886            89,783
      Amortization of intangible assets                                              84,056            64,363
      Amortization of restricted stock awards                                        24,370            16,755
      Provision for (benefit of) deferred income taxes                              (82,055)           (8,890)
      Equity in net income of unconsolidated affiliates                              (4,104)           (4,353)
      Income applicable to minority interests                                        17,450            15,096
      Translation losses                                                              1,845               677
      Net gain on investments                                                        (9,645)           (8,320)
      Restructuring charges, non-cash                                                30,235            20,600
      Investment impairment                                                         160,100                --
      Goodwill impairment                                                           197,408                --
   Changes in assets and liabilities, net of acquisitions:
   Receivables                                                                      214,077          (353,528)
   Expenditures billable to clients                                                 (61,498)          (86,746)
   Prepaid expenses and other assets                                                (42,832)          (60,620)
   Accounts payable and accrued expenses                                           (770,851)           97,291
   Accrued income taxes                                                             (57,608)           11,090
   Deferred compensation and reserve for termination allowances                      11,514            22,237
                                                                                  ---------       -----------
   Net cash (used in) provided from operating activities                           (326,481)           31,732
                                                                                  ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net                                                               (142,438)         (360,260)
   Capital expenditures                                                            (124,651)         (128,391)
   Proceeds from sale of assets                                                      10,137             6,962
   Net (purchases of) proceeds from marketable securities                           (18,015)           (3,043)
   Other investments and miscellaneous assets                                       (74,755)         (135,236)
   Investments in unconsolidated affiliates                                          (3,186)          (10,319)
                                                                                  ---------       -----------
Net cash used in investing activities                                              (352,908)         (630,287)
                                                                                  ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings                                                786,975           236,934
   Proceeds from long-term debt                                                     150,045           416,649
   Payments of long-term debt                                                      (261,672)         (225,783)
   Treasury stock acquired                                                         (105,024)         (120,726)
   Issuance of common stock                                                          61,314            49,355
   Cash dividends - Interpublic                                                     (59,489)          (51,869)
   Cash dividends - pooled companies                                                (15,169)          (24,728)
                                                                                  ---------       -----------
   Net cash provided by financing activities                                        556,980           279,832
                                                                                  ---------       -----------
   Deconsolidation of subsidiary                                                         --           (29,143)
   Effect of exchange rates on cash and cash equivalents                            (36,106)          (29,902)
                                                                                  ---------       -----------
   Decrease in cash and cash equivalents                                           (158,515)         (377,768)
   Cash and cash equivalents at beginning of year                                   844,634         1,147,341
                                                                                  ---------       -----------
   Cash and cash equivalents at end of period                                     $ 686,119       $   769,573
                                                                                  =========       ===========

The prior period has been restated to reflect the aggregate effect of the acquisitions accounted for as poolings of interests. See Note (a).

The accompanying notes are an integral part of these consolidated financial statements.

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(a) In the opinion of management, the consolidated balance sheet as of June 30, 2001, the consolidated income statements for the three months and six months ended June 30, 2001 and 2000, the consolidated statements of comprehensive income for the three months and six months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company", "Interpublic" or the "Registrant") December 31, 2000 annual report to stockholders, and the consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated August 10, 2001.

      The Company's consolidated financial statements, including the related notes, have been restated for the prior periods presented to include the results of operations, financial position and cash flows of True North Communications Inc. ("True North") (see Note (b)).

      Certain prior year amounts have been reclassified to conform with current year presentation.

(b) On June 22, 2001, the Company completed the acquisition of True North in a stock transaction that has been accounted for under the pooling of interests method. In connection with the acquisition, approximately 59 million shares of common stock were issued. The accompanying financial statements have been restated to include the results of True North for all periods presented. Revenue and net income for True North for the first quarter ended March 31, 2001 were $356 million and $9.7 million, for the first quarter ended March 31, 2000 were $360 million and $7.0 million and for the six months ended June 30, 2000 were $735 million and $30.9 million, respectively.

      Following the completion of the True North acquisition, the Company initiated a series of operational initiatives focusing on i) the integration of the True North operations and the identification of synergies and savings, ii) the realignment of certain Interpublic businesses, and iii) productivity initiatives to achieve higher operating margins. As a result of the operational initiatives, the combined Company will be organized into four global operating divisions. Three of these divisions will provide a full complement of global marketing services and marketing communication services: McCann-Erickson WorldGroup, an enhanced FCB Group and a new global marketing resource called The Partnership. The fourth division, Advanced Marketing Services Group will focus on expanding the Company's operations in the area of specialized marketing communications.

      In connection with these initiatives, the Company has approved a wide-ranging restructuring plan that includes severance, lease termination and other costs. The ultimate amount of the charges expected to be incurred in connection with the restructuring plan (including the direct costs of the merger) are estimated to be approximately $500 million. The majority of this amount is expected to be incurred in the third quarter of 2001 and involves reducing the workforce by approximately 3,500 personnel and combining or closing approximately 75 offices worldwide.

(c) In the second quarter of 2001, the Company recognized $51.3 million of restructuring and other merger related costs in connection with its restructuring plan. Approximately $32.4 million of this amount relates to transaction and other costs incurred in connection with the acquisition of True North. The remaining amount relates largely to the cost of severance actions incurred due to the expected closure of the True North corporate office. Approximately 60 True North corporate employees have been notified that they will be terminated.

(d) Following the completion of the True North acquisition, in connection with the Company's initiative on realignment of certain Interpublic businesses, the Company is evaluating the realizability of various assets. In connection with this review, undiscounted cash flow projections were prepared for certain investments, and the Company determined that the goodwill attributable to certain acquisitions was in excess of its estimates of the entities' future cashflows. As a result, a charge of $221.4 million was recorded in the second quarter of 2001. The largest component of the goodwill impairment (approximately $145 million) relates to Capita Technologies, Inc., an Internet services business. The remaining amount relates principally to several other businesses including Internet services and healthcare consulting, and an advertising office in Asia.

(e) During the first quarter of 2001, the Company recorded a $160.1 million pre-tax charge ($103.7 million net of tax) to recognize the impairment of investments primarily in publicly traded Internet-related companies, including marchFIRST, Inc. (an Internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The impairment charge adjusts the carrying value of remaining investments to estimated market value where an "other than temporary impairment" has occurred.

(f) On June 26, 2001 the Company entered into a syndicated revolving multi-currency credit agreement. The credit agreement provides for a 364-day facility under which $500 million may be borrowed ("New Facility"). The New Facility bears interest at variable rates based on either Libor or a bank's base rate, at the Company's option. At June 30, 2001, there were no borrowings outstanding under the New Facility.

      The $375 million, 364-day facility of the credit agreement between the Company and a syndicate of lenders dated June 27, 2000 terminated on June 26, 2001.

      On June 28, 2001, the Company issued $100 million of floating rate notes. The notes mature on June 28, 2002, and bear interest at a variable rate based on three months Libor. Interest payments will made quarterly in arrears beginning in September 2001.

      In July 2001, the Company entered into a credit agreement with a group of lenders. The credit agreement provides for revolving borrowings of up to $750 million which bear interest at variable rates based on Libor or a bank's base rate, at the Company's option. The facility matures on September 28, 2001, or earlier, in certain circumstances, including without limitation, receipt by the Company of at least $375 million in connection with one or more capital raising transactions. As of August 13, 2001, the Company has not drawn any amounts under this facility.

(g) In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which had an initial adoption date of January 1, 2000. In June 1999, the FASB postponed the adoption date by the Company of SFAS 133 until January 1, 2001. The Company adopted the provisions of SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the Company's financial condition or results of operations.

(h) In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, however certain provisions of these standards may also apply to any acquisitions concluded subsequent to June 30, 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

(i) The Company is involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company believes that the outcome of such proceedings or claims will not have a material adverse effect on the financial position of the Company.

ITEM 2

          THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As discussed in Note (a), the Company's consolidated financial statements and other financial information for prior periods have been restated to reflect the effect of the True North acquisition accounted for as a pooling of interests. The following discussion relates to the combined results of the Company after giving effect to the True North pooling.

      For purposes of the following discussion, the investment impairment and goodwill impairment and other charges in 2001, and the restructuring and other merger related costs in 2001 and 2000 will be referred to, collectively, as "non-recurring items". The non-recurring items are described in a subsequent section of this discussion. All amounts discussed below are as reported unless otherwise noted.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

      The Company reported a net loss of $110.2 million or $.30 diluted loss per share for the three months ended June 30, 2001. Excluding the impact of non-recurring items, which are discussed below, net income was $117.1 million or $.31 diluted earnings per share, compared to $201.4 million or $.54 diluted earnings per share for the three months ended June 30, 2000.

      The following table sets forth net income and earnings per share before and after non-recurring items:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           2001           2000
                                                           ----           ----
Net income (loss) as reported                           $(110,158)      $166,361
Earnings per share:
     Basic                                                   (.30)           .47
     Diluted                                                 (.30)           .45

Net income before non-recurring items                   $ 117,100       $201,400
Earnings per share:
     Basic                                                    .32            .56
     Diluted                                                  .31            .54

      Worldwide revenue for the three months ended June 30, 2001 decreased $78 million, or 4%, to $1.7 billion compared to the same period in 2000. Domestic revenue decreased $78 million or 7% during the second quarter of 2001 compared to 2000. International revenue remained flat during the second quarter of 2001 compared to 2000. International revenue would have increased 8% excluding the effect of the strengthening of the U.S. dollar. The decrease in worldwide revenue is a result of reduced client spending in the U.S. and the negative impact of foreign currency translation. Organic revenue growth, exclusive of acquisitions and currency effects, declined 3% for the second quarter of 2001 compared to the prior year quarter.

      Revenue from specialized marketing and communications services, which include market research, sales promotion, direct marketing, public relations, sports and event marketing, healthcare marketing and e-consultancy and services, comprised approximately 40% of the total worldwide revenue for the three months ended June 30, 2001, compared to 37% for the prior year quarter.

      Worldwide operating expenses for the second quarter 2001, excluding non-recurring items were $1.5 billion, an increase of 1.9% over the prior year quarter. Salaries and related expenses were $972 million or 56% of revenue for the second quarter of 2001 as compared to $952 million or 52% of revenue for the second quarter of 2000. Office and general expenses were $484 million for the second quarter of 2001 compared to $487 million for the second quarter of 2000. The unfavorable operating expense variance relative to revenue reflects the fact that the Company's costs in the quarter were not reduced as quickly and deeply as needed in response to this revenue decline.

      Income from operations, excluding non-recurring items, was $245 million for the second quarter of 2001, compared to $352 million for the second quarter of 2000, a decrease of 30%. Exclusive of acquisitions, currency effects and amortization of intangible assets, income from operations decreased 29% for the second quarter of 2001 compared to the second quarter of 2000. Operating income was negatively impacted by the slowdown in client spending. The Company's cost cutting measures are continuing. The majority of the total planned staffing terminations for 2001 have now occurred. The benefit of the savings is expected to accelerate in the third quarter and further increase in the fourth quarter.

      Interest expense was $41 million for the second quarter of 2001, compared to $26 million for the prior year quarter. The increase is primarily a result of higher debt levels.

      Other income, net, which consists of interest income, investment income and net gains from equity investments decreased 49% to $15 million for the second quarter of 2001 compared to $30 million for the second quarter of 2000. The decrease reflects the reduced amount of gains from the sale of equity investments from the prior year quarter.

      The effective tax rate, excluding non-recurring charges, for the second quarter of 2001 was 42.8% compared to 40.8% in 2000. The difference between the effective and statutory rates is primarily due to state and local taxes and nondeductible goodwill amortization expense.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

      The Company reported a net loss of $138.8 million or $.38 diluted loss per share for the six months ended June 30, 2001. Excluding the impact of non-recurring items, which are discussed below, net income was $193.6 million or $.51 diluted earnings per share, compared to $272.1 million or $.74 diluted earnings per share for the six months ended June 30, 2000.

      The following table sets forth net income and earnings per share before and after non-recurring items:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       2001               2000
                                                       ----               ----
Net income (loss) as reported                       $(138,829)          $216,295
Earnings per share:
     Basic                                               (.38)               .61
     Diluted                                             (.38)               .59

Net income before non-recurring items               $ 193,642           $272,066
Earnings per share:
     Basic                                                .53                .76
     Diluted                                              .51                .74

      Worldwide revenue for the six months ended June 30, 2001 remained relatively flat at $3.4 billion compared to the same period in 2000. Domestic revenue decreased $59 million or 2.9% during the first six months of 2001 compared to 2000. International revenue increased $54 million or 3.9% during the first six months of 2001 compared to 2000. International revenue would have increased 13% excluding the effect of the strengthening of the U.S. dollar. The increase in international revenue, despite the negative impact of foreign currency translation, was offset by reduced client spending in the U.S.

      Organic revenue growth, exclusive of acquisitions and currency effects, was 1% for the first six months of 2001 compared to the first six months of 2000.

      Revenue from specialized marketing and communications services, which include market research, sales promotion, direct marketing, public relations, sports and event marketing, healthcare marketing and e-consultancy and services, comprised approximately 40% of the total worldwide revenue for the six months ended June 30, 2001, compared to 38% for the first six months of 2000.

      Worldwide operating expenses for the first six months 2001, excluding non-recurring items were $3.0 billion, an increase of 2.7% over the prior year. Salaries and related expenses were $2.0 billion or 58% of revenue for the first six months of 2001 as compared to $1.9 billion or 55.5% of revenue for the first six months of 2000. Office and general expenses were $947 million for the first six months of 2001 compared to $969 million for the prior year.

      Income from operations, excluding non-recurring items, was $400 million for the first six months of 2001, compared to $482 million for the first six months of 2000, a decrease of 17%. Exclusive of acquisitions, currency effects and amortization of intangible assets, income from operations decreased 16% for the first six months of 2001 compared to the first six months of 2000.

      Interest expense was $79 million for the first six months of 2001, compared to $50 million for the prior year period. The increase is primarily a result of higher debt levels.

      Other income net was $37 million for the first six months of 2001 compared $49 million for the first six months of 2000.

      The effective tax rate, excluding non-recurring charges, was 42.1%, for the first six months of 2001 compared to 41.1% for the first six months of 2000. The difference between the effective and statutory rates is primarily due to state and local taxes and nondeductible goodwill expense.

NON-RECURRING ITEMS

      On June 22, 2001, the Company completed the acquisition of True North Communications Inc. ("True North") in a stock transaction that has been accounted for under the pooling of interests method. In connection with the acquisition, approximately 59 million shares of common stock were issued. The accompanying financial statements have been restated to include the results of True North for all periods presented.

      Following the completion of the True North acquisition, the Company initiated a series of operational initiatives focusing on i) the integration of the True North operations and the identification of synergies and savings, ii) the realignment of certain Interpublic businesses, and iii) productivity initiatives to achieve higher operating margins. As a result of the operational initiatives, the combined Company will be organized into four global operating divisions. Three of these divisions will provide a full complement of global marketing services and marketing communication services; McCann-Erickson WorldGroup, an enhanced FCB Group and a new global marketing resource called The Partnership. The fourth division, Advanced Marketing Services Group will focus on expanding the Company's operations in the area of specialized marketing communications.

      In connection with these initiatives, the Company has approved a wide-ranging restructuring plan that includes severance, lease termination and other costs. The ultimate amount of the charges expected to be incurred in connection with the restructuring plan (including the direct costs of the merger) are estimated to be approximately $500 million. The majority of this amount is expected to be incurred in the third quarter of 2001 and involves reducing the workforce by approximately 3,500 personnel and combining or closing approximately 75 offices worldwide.

      In the second quarter of 2001, the Company recognized $51.3 million of restructuring and other merger related costs in connection with its restructuring plan. Approximately $32.4 million of this amount relates to transaction and other costs incurred in connection with the acquisition of True North. The remaining amount relates largely to the cost of severance actions incurred due to the expected closure of the True North corporate office. Approximately 60 True North corporate employees have been notified that they will be terminated.

      Following the completion of the True North acquisition, in connection with the Company's initiative on realignment of certain Interpublic businesses, the Company is evaluating the realizability of various assets. In connection with this review, undiscounted cash flow projections were prepared for certain investments, and the Company determined that the goodwill attributable to certain acquisitions was in excess of its estimates of the entities' future cashflows. As a result, a charge of $221.4 million was recorded in the second quarter of 2001. The largest component of the goodwill impairment (approximately $145 million) relates to Capita Technologies, Inc., an Internet services business. The remaining amount relates principally to several other businesses including Internet services and healthcare consulting, and an advertising office in Asia.

      During the first quarter of 2001, the Company recorded a $160.1 million pre-tax charge ($103.7 million net of tax) to recognize the impairment of investments primarily in publicly traded companies, including marchFIRST, Inc. (an Internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The impairment charge adjusts the carrying value of remaining investments to estimated market value where an "other than temporary" impairment has occurred.

      During the second quarter of 2000, the Company recognized pre-tax restructuring costs of $52.8 million ($35.0 million net of tax) associated with the restructuring of Lowe Lintas & Partners Worldwide ("Lowe Lintas") and transaction costs related to the acquisition of NFO. The Lowe Lintas restructuring was completed by the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The ratio of current assets to current liabilities was .93 to 1 at June 30, 2001. Working capital at June 30, 2001 was negative $508 million, a decrease of $182 million from December 31, 2000. Total debt at June 30, 2001 was $2.7 billion, an increase of $654 million from December 31, 2000. Cash flow from operations and availability under existing credit facilities will be the Company's primary source of working capital.

      Net cash used in operating activities was $326 million for the first six months of 2001 and net cash provided from operating activities was $32 million for the first six months of 2000. The principal use of the Company's working capital is to provide for the operating needs of its advertising agencies, which include payments for space or time purchased from various media on behalf of its clients. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due. Other uses of working capital include the payment of cash dividends, acquisitions and capital expenditures. In addition, during the first six months of 2001, the Company acquired 2.1 million shares of its own stock for the purpose of fulfilling the Company's obligations under its various compensation plans.

On June 26, 2001 the Company entered into a syndicated revolving multi-currency credit agreement. The credit agreement provides for a 364-day facility under which $500 million may be borrowed ("New Facility"). The New Facility bears interest at variable rates based on either Libor or a bank's base rate, at the Company's option. At June 30, 2001, there were no borrowings outstanding under the New Facility.

The $375 million, 364-day facility of the credit agreement between the Company and a syndicate of lenders dated June 27, 2000 terminated on June 26, 2001.

On June 28, 2001, the Company issued $100 million of floating rate notes. The notes mature on June 28, 2002, and bear interest at a variable rate based on three months Libor. Interest payments will made quarterly in arrears beginning in September 2001.

In July 2001, the Company entered into a credit agreement with a group of lenders. The credit agreement provides for revolving borrowings of up to $750 million which bear interest at variable rates based on Libor or a bank's base rate, at the Company's option. The facility matures on September 28, 2001, or earlier, in certain circumstances, including without limitation, receipt by the Company of at least $375 million in connection with one or more capital raising transactions. As of August 13, 2001, the Company has not drawn any amounts under this facility.

OUTLOOK

Interpublic has indicated that its ability to predict revenue levels in 2001 is poor. Based on current conditions, however, the Company is forecasting flat revenue in the second half of 2001 and restated earnings per share (exclusive of one-time charges) of $1.05-$1.15 for the year. The impact of revenue growth is such that a 1% change in expected annualized revenue in 2001 would generate approximately 3 cents change in earnings per share for the year.

OTHER MATTERS

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001 which requires that the purchase method of accounting be used for all business combination initiated after June 30, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, however certain provisions of these standards may also apply to any acquisitions concluded subsequent to June 30, 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

CAUTIONARY STATEMENT

      This document contains forward-looking statements. Representatives of Interpublic may also make forward-looking statements orally from time to time. Statements that are not historical fact, including statements about Interpublic's beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and therefore undue reliance should not be placed on them. Forward-looking statements speak only as of the date they are made, and Interpublic undertakes no obligation to update publicly any of them in light of new information or future events.

      Forward-looking statements involve inherent risks and uncertainties. Interpublic cautions that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, those associated with the effect of national and regional economic conditions, the ability of Interpublic to attract new clients and retain existing clients, the financial success of the clients of Interpublic, developments from changes in the regulatory and legal environment for advertising companies around the world, and the successful completion and integration of acquisitions which complement and expand Interpublic's business capabilities.

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

      Moreover, the success of recent or contemplated future acquisitions will depend on the effective integration of newly acquired businesses into Interpublic's current activities. Important factors for integration include realization of anticipated synergies and the ability to retain and attract new personnel and clients.

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

      Based upon progress to date, the Company believes that use of the Euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the Euro has not had, and is not expected to have, a material effect on the Company's financial condition or results of operations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's financial market risk arises from fluctuations in interest rates and foreign currencies. Most of the Company's debt obligations are at fixed interest rates. A 10% change in market interest rates would not have a material effect on the Company's pre-tax earnings, cash flows or fair value. At June 30, 2001, the Company had an insignificant amount of foreign currency derivative financial instruments in place. The Company does not hold any financial instrument for trading purposes.

                           PART II - OTHER INFORMATION

ITEM 2(c). CHANGES IN SECURITIES

      (1) On April 1, 2001, the Registrant issued 6,082 shares of its Common Stock, par value $.10 per share (the "Interpublic Stock"), and on March 30, 2001 paid $628,000, to the former shareholders of a company acquired in the third quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $209,000 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based on the sophistication of the acquired company's former stockholders.

      (2) On April 2, 2001 the Registrant issued 194,068 of Interpublic Stock, and paid $2,169,000 to the former shareholders of a company which was acquired in the second quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $6,507,095 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

      (3) On April 5, 2001, the Registrant issued 20,146 shares of Interpublic Stock and paid $230,000 to the former shareholders of a company which was acquired in the fourth quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $690,000 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

      (4) On April 10, 2001, the Registrant issued 16,935 shares of Interpublic Stock and on May 3, 2001 paid $1,448,174 in cash to the former shareholders of a company which was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $596,959 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

      (5) On April 11, 2001, the Registrant issued 28,194 shares of Interpublic Stock to a former shareholder of a company that was acquired in the fourth quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $1,167,000 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former shareholder.

      (6) On April 11, 2001, a subsidiary of the Registrant paid $18,505,350 in cash and the Registrant issued 234,278 shares of Interpublic Stock to a member of a limited liability company. This payment represented (i) a deferred payment of the purchase price with respect to 80% of the interests in the company, which was acquired by the Registrant's subsidiary in the third quarter of 1999, and
(ii) payment for the remaining 20% of the interests in the company. The shares of Interpublic Stock had a market value of $7,931,722 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the member.

      (7) On April 12, 2001, the Registrant issued 8,376 shares of Interpublic Stock and on April 26, 2001 paid $1,176,133 in cash to the former shareholders of a company which was acquired in the third quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $297,180 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

      (8) On April 16, 2001, the Registrant issued 3,837 shares of Interpublic Stock and paid $820,000 in cash to the former shareholder of a company which was acquired in the first quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $132,081 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder.

      (9) On April 17, 2001, the Registrant acquired 100% of the stock of a company in partial consideration for which the Registrant issued 24,380 shares of Interpublic Stock to the shareholders of the company. The shares of Interpublic Stock had a market value of $830,606 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

      (10) On June 12, 2001 the Board of Directors of the Registrant authorized the issuance effective March 31, 2001 (the "Effective Date") of 4,841 shares of Interpublic Stock to the former shareholders of a company which was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $174,653 on the Effective Date.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

      (11) On June 12, 2001 the Board of Directors of the Registrant authorized the issuance effective March 30, 2001 (the "Effective Date"), of 25,905 shares of Interpublic Stock to the former shareholders of a company which was acquired in the fourth quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $934,716 on the Effective Date.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

      (12) On June 12, 2001 the Board of Directors of the Registrant authorized the issuance effective March 31, 2001 (the "Effective Date") of 28,768 shares of Interpublic Stock to be issued to the former shareholders of a company which was acquired in the first quarter of 2000. The Registrant also paid the former shareholders an aggregate of $1,000,000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,000,000 on the Effective Date.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  (a) This item is answered in respect of the Annual Meeting of Stockholders held on May 14, 2001 (the "Annual Meeting").

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

                  (c) At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

                  -- Proposal to approve Management's nominees for director as follows:

                                                                           BROKER
NOMINEE                          FOR                 WITHHELD             NONVOTES
-------                          ---                 --------             --------
Frank J. Borelli              258,277,070            2,890,899               0
Reginald K. Brack             258,275,967            2,892,002               0
Jill M. Considine             258,275,646            2,892,323               0
John J. Dooner, Jr.           258,274,383            2,893,586               0
Richard A. Goldstein          258,255,052            2,912,917               0
James R. Heekin III           258,298,444            2,869,525               0
Frank B. Lowe                 204,716,816           56,451,153               0
Sean F. Orr                   258,291,821            2,876,148               0
J. Phillip Samper             258,268,001            2,899,968               0

                  -- Proposal to approve confirmation of independent accountants.

                                                                           BROKER
FOR                             AGAINST                ABSTAIN            NONVOTES
---                             -------                -------            --------
258,601,605                    1,296,723              1,269,641              0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------

4 Indenture, dated as of June 28, 2001 between The Interpublic Group of Companies, Inc. ("Interpublic") and The Bank of New York. Pursuant to Sections 601(b)(4)(iii) and (v) of Regulation S-K, the Indenture is not being filed by the Registrant in this Report. The Registrant hereby agrees to furnish a copy of the Indenture to the Securities and Exchange Commission upon request.

10(a) 364-Day Credit Agreement, dated as of June 26, 2001 among Interpublic, the Initial Lenders named therein, Citibank, N.A. as Administrative Agent and Salomon Smith Barney Inc. as Lead Arranger and Book Manager.

10(b) Amendment No. 1, dated June 26, 2001, to a 5-Year Credit Agreement among Interpublic, the Initial Lenders named therein, Citibank, N.A. as Administrative Agent and Salomon Smith Barney Inc., as Lead Arranger and Book Manager.

10(c) Deferred Compensation Agreement, dated as of June 1, 2001 between Interpublic and Richard A. Goldstein.

10(d) True North Communications Inc. Stock Option Plan, incorporated herein by reference to Exhibit 4.3 of Post - Effective Amendment No.1 on Form S-8 To Registration Statement on Form S-4 (Registration No. 333-59254).

10(e) Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan, incorporated herein by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 To Registrant Statement on Form S-4 (Registration No. 333-59254).

11                  Statement re: Computation of Per Share Earnings.

      (a)   REPORTS ON FORM 8-K.

            The following Reports on Form 8-K were filed during the quarter ended June 30, 2001:

            (1) Report dated April 26, 2001. Item 5 Other Events and Exhibit 99 Press Release.

            (2)   Report, dated May 9, 2001. Item 5 Other Events.

            (3)   Report dated May 18, 2001. Item 5 Other Events and Exhibit
                  99.1 Press Release.

            (4)   Report, dated June 14, 2001, Item 5 Other Events.

            (5)   Report, dated June 22, 2001, Item 5 Other Events and Exhibit
                  99.1 Press Release.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                                    (Registrant)


Date: August 13, 2001                   BY /S/ JOHN J. DOONER, JR.
                                           -------------------------------------
                                               JOHN J. DOONER, JR
                                               Chairman of the Board, President
                                               and Chief Executive Officer


Date: August 13, 2001                   BY /S/ DAVID WEATHERSEED
                                           -------------------------------------
                                               DAVID WEATHERSEED
                                               Vice President and Controller

                                INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------
4                   Indenture, dated as of June 28, 2001 between The Interpublic
                    Group of Companies, Inc. ("Interpublic") and The Bank of New
                    York. Pursuant to Sections 601(b)(4)(iii) and (v) of
                    Regulation S-K, the Indenture is not being filed by the Registrant in this Report. The Registrant hereby agrees to furnish a copy of the Indenture to the Securities and Exchange Commission upon request.

10(a) 364-Day Credit Agreement, dated as of June 26, 2001 among Interpublic, the Initial Lenders named therein, Citibank, N.A. as Administrative Agent and Salomon Smith Barney Inc. as Lead Arranger and Book Manager.

10(b) Amendment No. 1, dated July 26, 2001, to a 5-Year Credit Agreement among Interpublic, the Initial Lenders named therein, Citibank, N.A. as Administrative Agent and Salomon Smith Barney Inc., as Lead Arranger and Book Manager.

10(c) Deferred Compensation Agreement, dated as of June 1, 2001 between Interpublic and Richard A. Goldstein.

10(d) True North Communications Inc. Stock Option Plan, incorporated herein by reference to Exhibit 4.3 of Post - Effective Amendment No.1 on Form S-8 To Registration Statement on Form S-4 (Registration No. 333-59254).

10(e) Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan, incorporated herein by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 To Registrant Statement on Form S-4 (Registration No. 333-59254).

11                  Statement re: Computation of Per Share Earnings.