Form 10-Q
period 2001-09-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 2001-11-14
CIK 51644

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-6686

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1024020 (I.R.S. Employer Identification No.)

1271 Avenue of the Americas, New York, New York (Address of principal executive offices)	10020 (Zip Code)

Registrant's telephone number, including area code (212) 399-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at October 31, 2001: 377,638,379 shares.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheet
September 30, 2001 (Unaudited) and
December 31, 2000

Consolidated Income Statement
Three and Nine Months Ended September 30, 2001
and 2000 (Unaudited)

Consolidated Statement of Comprehensive Income
Three and Nine Months Ended September 30, 2001
and 2000 (Unaudited)

Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2001
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
FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(Amounts in Millions Except Per Share Data)

ASSETS

September 30, 2001 (Unaudited)	December 31, 2000

CURRENT ASSETS:
Cash and cash equivalents (includes certificates of deposit:
2001 - $81.6; 2000 - $110.9)	$ 685.6	$ 844.6
Receivables (net of allowance for doubtful accounts:
2001 - $83.2; 2000 - $85.7)	4,862.1	5,735.7
Expenditures billable to clients	448.6	437.9
Prepaid expenses and other current assets	303.9	277.8

Total current assets	6,300.2	7,296.0

FIXED ASSETS, AT COST:
Land and buildings	179.7	174.1
Furniture and equipment	1,118.2	1,103.7
Leasehold improvements	414.2	427.8
	1,712.1	1,705.6

Less: accumulated depreciation	(927.4)	(879.2)

Total fixed assets	784.7	826.4

OTHER ASSETS:
Investment in unconsolidated affiliates	162.2	178.9
Deferred taxes on income	512.2	380.3
Other investments and miscellaneous assets	510.1	525.4
Intangible assets (net of accumulated amortization: 2001 - $978.6; 2000 - $861.5)	3,058.7	3,155.0

Total other assets	4,243.2	4,239.6

TOTAL ASSETS	$11,328.1	$12,362.0

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(Amounts in Millions Except Per Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY

September 30, 2001 (Unaudited)	December 31, 2000

CURRENT LIABILITIES:
Payable to banks	$ 1,225.0	$ 549.3
Accounts payable	4,365.8	5,751.3
Accrued expenses	1,233.9	1,111.1
Accrued income taxes	26.0	210.3

Total current liabilities	6,850.7	7,622.0

NON-CURRENT LIABILITIES:
Long-term debt	1,356.3	998.7
Convertible subordinated notes	544.6	533.1
Deferred compensation and other	449.8	464.3
Accrued postretirement benefits	56.3	55.2
Other non-current liabilities	103.2	105.7
Minority interests in consolidated subsidiaries	103.7	100.6

Total noncurrent liabilities	2,613.9	2,257.6

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, shares authorized: 20,
shares issued: none
Common Stock, $.10 par value, shares authorized: 550, shares issued:
2001 - 385.5;
2000 - 377.3	38.5	37.7
Additional paid-in capital	1,747.1	1,514.7
Retained earnings	971.4	1,667.5
Accumulated other comprehensive loss, net of tax	(435.3)	(411.6)
	2,321.7	2,808.3
Less: Treasury stock, at cost:
2001 - 7.8 shares;
2000 - 5.5 shares	(331.9)	(194.8)
Unamortized expense of restricted stock grants	(126.3)	(131.1)

Total stockholders' equity	1,863.5	2,482.4

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,328.1	$12,362.0

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENT
(Amounts in Millions Except Per Share Data)
(Unaudited)

Three Months Ended September 30,		Nine Months Ended September 30,
2001	2000	2001	2000

REVENUE	$1,605.7	$1,734.2	$5,007.3	$5,140.8

OPERATING EXPENSES:
Salaries and related expenses	892.0	992.9	2,863.1	2,883.5
Office and general expenses	567.0	485.7	1,512.2	1,454.2
Amortization of intangible assets	42.8	37.4	126.9	101.8
Restructuring and other merger related costs	592.8	26.7	645.6	115.5
Goodwill impairment and other	81.7	-	303.1	-

Total operating expenses	2,176.3	1,542.7	5,450.9	4,555.0

Income (loss) from operations	(570.6)	191.5	(443.6)	585.8

OTHER INCOME (EXPENSE):
Investment impairment	(48.2)	-	(208.3)	-
Interest expense	(46.9)	(36.5)	(125.8)	(87.0)
Interest income	6.8	11.6	30.1	35.3
Other income (expense), net	(0.7)	6.3	11.3	30.5

Income (loss) before provision for income taxes	(659.6)	172.9	(736.3)	564.6

Provision for (benefit of) income taxes	(184.7)	72.1	(135.9)	236.7

Income (loss) of consolidated companies	(474.9)	100.8	(600.4)	327.9

Income applicable to minority interests	(2.9)	(10.7)	(20.4)	(25.8)
Equity in net income of unconsolidated affiliates	0.3	.7	4.5	5.0

Net income (loss)	$ (477.5)	$ 90.8	$ (616.3)	$ 307.1

Earnings (loss) per share:
Basic	$ (1.29)	$ .25	$ (1.67)	$ .86
Diluted	$ (1.29)	$ .24	$ (1.67)	$ .83

Dividend per share	$ .095	$ .095	$ .285	$ .275

Weighted average shares:
Basic	369.6	362.7	368.2	358.3
Diluted	369.6	373.1	368.2	369.7

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net Income (Loss)	$(477.5)	$ 90.8	$(616.3)	$ 307.1

Other Comprehensive Income (Loss), net of tax:

Foreign Currency Translation Adjustments	22.5	(39.7)	(76.4)	(117.7)

Net Unrealized Gains (Losses) on Securities	-	2.3	52.7	(144.0)

Other Comprehensive Income (Loss)	22.5	(37.4)	(23.7)	(261.7)

Comprehensive Income (Loss)	$(455.0)	$ 53.4	$(640.0)	$ 45.4

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Millions)
(Unaudited)
Nine Months Ended September 30,
2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(616.3)	$307.1
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization of fixed assets	149.0	143.5
Amortization of intangible assets	126.9	101.8
Amortization of restricted stock awards	37.2	27.2
Benefit of deferred income taxes	(183.9)	(4.5)
Income applicable to minority interests	20.4	25.8
Restructuring costs, non-cash	104.3	31.9
Investment impairment	208.3	-
Goodwill impairment	275.6	-
Other	(8.6)	(16.0)
Changes in assets and liabilities, net of acquisitions:
Receivables	736.1	(152.9)
Expenditures billable to clients	(21.5)	(111.2)
Prepaid expenses and other assets	(45.3)	(58.3)
Accounts payable, accrued expenses and other	(1,156.2)	(418.2)
Accrued income taxes	(179.7)	3.9
Deferred compensation and other	36.2	39.5
Net cash used in operating activities	(517.5)	(80.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net	(227.8)	(534.5)
Capital expenditures	(194.7)	(186.7)
Proceeds from sale of assets	10.4	14.1
Net (purchases of) proceeds from marketable securities	(8.5)	5.9
Other investments and miscellaneous assets	(79.2)	(163.1)
Investments in unconsolidated affiliates	(5.1)	(29.4)
Net cash used in investing activities	(504.9)	(893.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings	115.2	172.7
Proceeds from long-term debt	1,200.2	859.9
Payments of long-term debt	(273.4)	(232.3)
Treasury stock acquired	(113.8)	(192.7)
Issuance of common stock	69.7	62.4
Cash dividends - Interpublic	(94.6)	(80.4)
Cash dividends - pooled companies	(15.2)	(33.8)
Net cash provided by financing activities	888.1	555.8
Deconsolidation of subsidiary	-	(29.1)
Effect of exchange rates on cash and cash equivalents	(24.7)	(57.5)
Decrease in cash and cash equivalents	(159.0)	(504.9)
Cash and cash equivalents at beginning of year	844.6	1,147.3
Cash and cash equivalents at end of period	$ 685.6	$ 642.4

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

Basis of Presentation
In the opinion of management, the consolidated balance sheet as of September 30, 2001, the consolidated income statements for the three months and nine months ended September 30, 2001 and 2000, the consolidated statements of comprehensive income for the three months and nine months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, contain all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company" or "Interpublic") December 31, 2000 annual report to stockholders, and the consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated September 18, 2001.

The Company's consolidated financial statements, including the related notes, have been restated for the prior periods presented to include the results of operations, financial position and cash flows of True North Communications Inc. ("True North") (see Note (2)).

Certain prior year amounts have been reclassified to conform with current year presentation.

2.

Acquisition of True North
On June 22, 2001, the Company completed the acquisition of True North in a stock transaction that has been accounted for under the pooling of interests method. In connection with the acquisition, approximately 59 million shares of common stock were issued.

Following the completion of the True North acquisition, the Company initiated a series of operational initiatives focusing on i) the integration of the True North operations and the identification of synergies and savings, ii) the realignment of certain Interpublic businesses, and iii) productivity initiatives to achieve higher operating margins. As a result of the operational initiatives, the combined Company has been organized into four global operating divisions. Three of these divisions, McCann-Erickson WorldGroup, an enhanced FCB Group and a new global marketing resource called The Partnership, provide a full complement of global marketing services and marketing communication services. The fourth division, Advanced Marketing Services, focuses on expanding the Company's operations in the area of specialized marketing communications.

3.

Restructuring and other merger related costs
In connection with the operational initiatives discussed above, the Company has executed a wide-ranging restructuring plan that includes severance, lease terminations and other actions. The total amount of the charges incurred in connection with the plan is $645.6 million ($446.5 million, net of tax), including $592.8 million in the third quarter with the remainder having been recorded through the end of the second quarter.

A summary of the components of the total restructuring and other merger related costs, together with an analysis of the cash and non-cash elements, is as follows:

	(Dollars in millions)	Amount recorded through Q2	Amount recorded in Q3	Total recorded through Q3	Cash paid through Q3	Non-cash items	Liability at Sept. 30, 2001
TOTAL BY TYPE
Severance and termination costs	$15.6	$281.9	$297.5	$51.0	$ -	$246.5
Lease termination and related costs	-	257.6	257.6	3.0	77.5	177.1
Other exit costs	-	53.3	53.3	2.0	21.1	30.2
Transaction costs	37.2	-	37.2	31.5	5.7	-
Total	$52.8	$592.8	$645.6	$87.5	$104.3	$453.8

The severance and termination costs relate to approximately 6,800 employees who have been, or will be, terminated. The employee groups affected included all levels and functions across the Company; executive, regional and account management, and administrative, creative and media production personnel. Approximately half of the headcount reductions relate to the US, one third relate to Europe (principally the UK, France and Germany) with the remainder relating to Latin America and Asia Pacific.

Lease termination costs, net of estimated sublease income, relate to the offices that have been or will be vacated as part of the restructuring. Approximately 180 locations are to be vacated with substantially all actions being completed by December 31, 2001; however, the cash portion of the charge will be paid out over a period of up to five years. The offices to be vacated are geographically spread in a similar manner to the severance charges. Lease termination and related costs include write-offs related to the abandonment of leasehold improvements as part of the office vacancies.

Other exit costs relate principally to the impairment loss on sale or closing of certain business units in the US and Europe and direct costs of the restructuring program. In the aggregate, the businesses being sold or closed represent an immaterial portion of the revenue and operations of the Company. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. These sales or closures are expected to be completed by the end of December 2001.

During the third quarter of 2000, the Company recorded restructuring and other merger related costs of $26.7 million ($16.8 million net of tax). For the nine months ended September 30, 2000, the Company recorded restructuring and other merger related costs of $115.5 million ($72.5 million net of tax). The key components of the charge in 2000 were the costs associated with the restructuring of Lowe Lintas & Partners Worldwide. The remaining costs relate principally to transaction and other merger related costs arising from the merger with NFO.

4.

Goodwill Impairment and Other
Following the completion of the True North acquisition, in connection with the Company's initiative on realignment of certain Interpublic businesses, the Company has evaluated the realizability of various assets. In connection with this review, undiscounted cash flow projections were prepared for certain investments, and the Company determined that the goodwill attributable to certain acquisitions was in excess of its estimates of the entities' future cashflows. As a result, an impairment charge of $303.1 million ($263.4 million, net of tax) has been recorded in the current year. Of the total write-off, $221.4 million was recorded in the second quarter of 2001, with the remainder recorded in the third quarter of 2001. The largest components of the goodwill impairment and other charges are Capita Technologies, Inc. (approximately $145 million) and Zentropy Partners (approximately $16 million), both internet services businesses. The remaining amount primarily relates to several other businesses including internet services, healthcare consulting, and certain advertising offices in Europe and Asia Pacific.

5.

Investment Impairment
During the year the Company recorded total charges related to the impairment of investments of $208.3 million ($134.1 million, net of tax). Of the total amount, $160.1 million ($103.7 million net of tax) was recorded in the first quarter, with the remainder recorded in the third quarter. The charge in the first quarter was related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The third quarter charge includes write-offs for non-internet investments, certain venture funds and other investments. The impairment charge adjusts the carrying value of remaining investments to the estimated market value where an other than temporary impairment has occurred.

6.

Operating Expenses
Included in office and general expenses for the third quarter of 2001 are charges of $85.4 million relating primarily to miscellaneous operating assets, which are no longer considered realizable. Additionally, a benefit of $50 million resulting from a reduction in severance reserves related to recent significant headcount reductions is included in salaries and related expenses.

7.

Debt
On June 26, 2001, the Company replaced its maturing $375 million 364-day facility with a syndicated revolving multi-currency credit agreement. The credit agreement provides for a 364-day facility under which $500 million may be borrowed. The facility bears interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. As of September 30, 2001, there were no borrowings outstanding under this facility. Prior to June 25, 2002, the Company may, at its option, borrow the full amount of the facility for a one-year term.

In June 2000, the Company entered into a five-year credit agreement with a group of lenders. The credit agreement provides for borrowings of up to $375 million which bear interest at variable rates based on LIBOR or a bank's base rate, at the Company's option. At September 30, 2001, there was approximately $342 million borrowed under this facility.

In July 2001, the Company entered into a credit agreement with a group of lenders. The credit agreement provided for revolving borrowings of up to $750 million. No borrowings were drawn under this facility and the facility terminated upon the issuance of the $500 million Senior Notes on August 22, 2001.

On August 22, 2001, the Company completed the issuance and sale of $500 million principal amount of senior unsecured notes due 2011. The notes bear interest at a rate of 7.25% per annum. The Company used the net proceeds of approximately $493 million from the sale of the notes to repay outstanding indebtedness under its credit facilities.

8.

New Accounting Standards
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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002; however, certain provisions of these standards also apply to acquisitions concluded subsequent to June 30, 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

9.

Commitments and Contingencies
The Company is involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company believes that the outcome of such proceedings or claims will not have a material adverse effect on the Company.

Item 2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note (1), the Company's consolidated financial statements and other financial information for prior periods have been restated to reflect the effect of the True North Communications, Inc. ("True North") acquisition accounted for as a pooling of interests. The following discussion relates to the combined results of the Company after giving effect to the True North pooling.

For purposes of the following discussion, certain non-recurring items have been aggregated and are described in a subsequent section of this discussion. All amounts discussed below are as reported unless otherwise noted.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

The Company reported a net loss of $477.5 million or $1.29 diluted loss per share compared to net income of $90.8 million or $.24 diluted earnings per share for the three months ended September 30, 2001 and 2000, respectively. Excluding the impact of non-recurring items, which are discussed below, net income was $54.5 million or $.15 diluted earnings per share compared to $107.7 million or $.29 diluted earnings per share for the three months ended September 30, 2001 and 2000, respectively.

The following table sets forth net income and earnings per share before and after non-recurring items:
(Dollars in millions, except per share data)	2001	2000

Net income (loss) as reported	$(477.5)	$ 90.8
Earnings (loss) per share:
Basic	$ (1.29)	$ .25
Diluted	$ (1.29)	$ .24

Net income before non-recurring items	$ 54.5	$107.7
Earnings per share:
Basic	$ .15	$ .30
Diluted	$ .15	$ .29

Worldwide revenue for the three months ended September 30, 2001 decreased $128.5 million or 7% to $1.6 billion compared to the same period in 2000. Domestic revenue decreased $167.2 million or 16% during the third quarter of 2001 compared to the third quarter of 2000. International revenue grew 6% during the third quarter of 2001 compared to the third quarter of 2000, with minimal currency effect. The decrease in revenue is attributable to a challenging economic environment in the US and world events, which reduced client spending and impacted the pace of new business activity. Organic revenue, exclusive of acquisitions and currency effects, declined by 9% for the third quarter of 2001 compared to the third quarter of 2000. Excluding the impact of the loss of the Chrysler account by Foote, Cone & Belding in November 2000 and the estimated business disruptions following the events of September 11, 2001, organic revenue was down 4.4% in the quarter.

Revenue from specialized marketing and communications services, which include market research, sales promotion, direct marketing, public relations, sports and event marketing, healthcare marketing and e-consultancy and services, comprised approximately 41% and 39% of the total worldwide revenue for the three months ended September 30, 2001 and 2000, respectively.

Worldwide operating expenses, excluding non-recurring items, for the third quarter of 2001 were $1.5 billion, a decrease of 3.2% over the third quarter of 2000. Salaries and related expenses, excluding non-recurring items, totaled $942 million or 59% of revenue for the third quarter of 2001 as compared to $992.9 million or 57% of revenue for the third quarter of 2000. The decrease in the dollar amount of salaries and related expenses is attributable to headcount reductions, including those related to the Company's restructuring program (see below). Office and general expenses, excluding non-recurring items, were $481.6 million for the third quarter of 2001 compared to $485.7 million for the third quarter of 2000.

Income from operations, excluding non-recurring items, was $139.3 million for the third quarter of 2001 compared to $218.2 million for the third quarter of 2000, a decrease of 36%. Exclusive of acquisitions, currency effects and amortization of intangible assets, income from operations decreased 29% for the third quarter of 2001 compared to the third quarter of 2000. Operating income continues to be negatively impacted by the reduction in client spending and the revenue trends noted above.

Interest expense was $46.9 million for the third quarter of 2001 compared to $36.5 million for the third quarter of 2000. The increase is primarily a result of higher debt levels.

Interest income was $6.8 million for the third quarter of 2001 compared to $11.6 million for the third quarter of 2000. The decrease is primarily a result of lower interest rates.

Other income (expense), net, which consists primarily of investment income and net gains (losses) from equity investments, decreased to a net expense of $0.7 million for the third quarter of 2001 compared to net income of $6.3 million for the third quarter of 2000 due primarily to a reduction in gains from sales of equity securities.

The effective tax rate, excluding non-recurring charges, for the third quarter of 2001 was 42% compared to 41% for the third quarter of 2000. The difference between the effective and statutory rates is primarily due to state and local taxes and nondeductible goodwill expense.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

The Company reported a net loss of $616.3 million or $1.67 diluted loss per share compared to net income of $307.1 million or $.83 diluted earnings per share for the nine months ended September 30, 2001 and 2000, respectively. Excluding the impact of non-recurring items, which are discussed below, net income was $248.2 million or $.66 diluted earnings per share compared to $379.7 million or $1.03 diluted earnings per share for the nine months ended September 30, 2001 and 2000, respectively.

The following table sets forth net income and earnings per share before and after non-recurring items:

(Dollars in millions, except per share data)	2001	2000

Net income (loss) as reported	$(616.3)	$307.1
Earnings (loss) per share:
Basic	$ (1.67)	$ .86
Diluted	$ (1.67)	$ .83

Net income before non-recurring items	$ 248.2	$379.7
Earnings per share:
Basic	$ .67	$ 1.06
Diluted	$ .66	$ 1.03

Worldwide revenue for the nine months ended September 30, 2001 declined $133.5 million or 3% compared to the nine months ended September 30, 2000. Domestic revenue decreased $225.7 million or 7% during the first nine months of 2001 compared to first nine months of 2000. International revenue increased $92.3 million or 5% during the first nine months of 2001 compared to first nine months of 2000. International revenue would have increased 11% excluding the effect of the strengthening of the US dollar. The increase in international revenue, despite the negative impact of foreign currency translation, was offset by reduced client spending in the US. Organic revenue, exclusive of acquisitions and currency effects, declined by 3% for the first nine months of 2001 compared to the first nine months of 2000. Excluding the impact of the loss of the Chrysler account by Foote, Cone & Belding in November 2000 and the estimated business disruptions following the events of September 11, 2001, organic revenue would have been flat for the first nine months of 2001 compared to the first nine months of 2000.

Revenue from specialized marketing and communications services, which include market research, sales promotion, direct marketing, public relations, sports and event marketing, healthcare marketing and e-consultancy and services, comprised approximately 40% and 38% of the total worldwide revenue for the nine months ended September 30, 2001 and 2000, respectively.

Worldwide operating expenses for the first nine months of 2001, excluding non-recurring items, were $4.5 billion, an increase of 1% over the first nine months of 2000. Salaries and related expenses, excluding non-recurring items, were $2.9 billion or 58% of revenue for the first nine months of 2001 as compared to $2.9 billion or 56% of revenue for the first nine months of 2000. Office and general expenses, excluding non-recurring items, were $1.4 billion for the first nine months of 2001 and $1.5 billion for the first nine months of 2000.

Income from operations, excluding non-recurring items, was $540.5 million for the first nine months of 2001 compared to $701.3 million for the first nine months of 2000, a decrease of 23%. Exclusive of acquisitions, currency effects and amortization of intangible assets, income from operations decreased 18% for the first nine months of 2001 compared to the first nine months of 2000.

Interest expense was $125.8 million for the first nine months of 2001 compared to $87 million for the first nine months of 2000. The increase is primarily a result of higher debt levels.

Interest income was $30.1 million for the first nine months of 2001 compared to $35.3 million for the first nine months of 2000. The decrease is primarily a result of lower interest rates.

Other income (expense), net, which consists primarily of investment income and net gains (losses) from equity investments, decreased to $11.3 million for the first nine months of 2001 compared to $30.5 million for the first nine months of 2000 reflecting the reduced amount of gains from sales of equity securities.

The effective tax rate, excluding non-recurring charges, was 42% for the first nine months of 2001 compared to 41% for the first nine months of 2000. The difference between the effective and statutory rates is primarily due to state and local taxes and nondeductible goodwill expense.

Non-Recurring Items
On June 22, 2001, the Company completed the acquisition of True North in a stock transaction that has been accounted for under the pooling of interests method. In connection with the acquisition, approximately 59 million shares of common stock were issued.

Following the completion of the True North acquisition, the Company initiated a series of operational initiatives focusing on i) the integration of the True North operations and the identification of synergies and savings, ii) the realignment of certain Interpublic businesses, and iii) productivity initiatives to achieve higher operating margins. As a result of the operational initiatives, the combined Company has been organized into four global operating divisions. Three of these divisions, McCann-Erickson WorldGroup, an enhanced FCB Group and a new global marketing resource called The Partnership, provide a full complement of global marketing services and marketing communication services. The fourth division, Advanced Marketing Services, focuses on expanding the Company's operations in the area of specialized marketing communications.

i.

Restructuring and other merger related costs
In connection with the operational initiatives discussed above, the Company has executed a wide-ranging restructuring plan that includes severance, lease terminations and other actions. The total amount of the charges incurred in connection with the plan is $645.6 million ($446.5 million, net of tax), including $592.8 million in the third quarter with the remainder having been recorded through the end of the second quarter.

A summary of the components of the total restructuring and other merger related costs, together with an analysis of the cash and non-cash elements, is as follows:

	(Dollars in millions)	Amount recorded through Q2	Amount recorded in Q3	Total recorded through Q3	Cash paid through Q3	Non-cash items	Liability at Sept. 30, 2001
TOTAL BY TYPE
Severance and termination costs	$15.6	$281.9	$297.5	$51.0	$ -	$246.5
Lease termination and related costs	-	257.6	257.6	3.0	77.5	177.1
Other exit costs	-	53.3	53.3	2.0	21.1	30.2
Transaction costs	37.2	-	37.2	31.5	5.7	-
Total	$52.8	$592.8	$645.6	$87.5	$104.3	$453.8

The severance and termination costs relate to approximately 6,800 employees who have been, or will be, terminated. The employee groups affected included all levels and functions across the Company; executive, regional and account management, and administrative, creative and media production personnel. Approximately half of the headcount reductions relate to the US, one third relate to Europe (principally the UK, France and Germany) with the remainder relating to Latin America and Asia Pacific.

Lease termination costs, net of estimated sublease income, relate to the offices that have been or will be vacated as part of the restructuring. Approximately 180 locations are to be vacated with substantially all actions being completed by December 31, 2001; however, the cash portion of the charge will be paid out over a period of up to five years. The offices to be vacated are geographically spread in a similar manner to the severance charges. Lease termination and related costs include write-offs related to the abandonment of leasehold improvements as part of the office vacancies.

Other exit costs relate principally to the impairment loss on sale or closing of certain business units in the US and Europe and direct costs of the restructuring program. In the aggregate, the businesses being sold or closed represent an immaterial portion of the revenue and operations of the Company. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. These sales or closures are expected to be completed by the end of December 2001.

The total restructuring charges of $645.6 million exceeded the original estimate, made in July 2001, of $500 million, due to the deterioration in revenue which caused the need for greater headcount reductions and office closings.

During the third quarter of 2000, the Company recorded restructuring and other merger related costs of $26.7 million ($16.8 million net of tax). For the nine months ended September 30, 2000, the Company recorded restructuring and other merger related costs of $115.5 million ($72.5 million net of tax). The key components of the charge in 2000 were the costs associated with the restructuring of Lowe Lintas & Partners Worldwide. The remaining costs relate principally to transaction and other merger related costs arising from the merger with NFO.

ii.

Goodwill Impairment and Other
Following the completion of the True North acquisition, in connection with the Company's initiative on realignment of certain Interpublic businesses, the Company has evaluated the realizability of various assets. In connection with this review, undiscounted cash flow projections were prepared for certain investments, and the Company determined that the goodwill attributable to certain acquisitions was in excess of its estimates of the entities' future cashflows. As a result, an impairment charge of $303.1 million ($263.4 million, net of tax) has been recorded in the current year. Of the total write-off, $221.4 million was recorded in the second quarter of 2001, with the remainder recorded in the third quarter of 2001. The largest components of the goodwill impairment and other charges are Capita Technologies, Inc. (approximately $145 million) and Zentropy Partners (approximately $16 million), both internet services businesses. The remaining amount primarily relates to several other businesses including internet services, healthcare consulting, and certain advertising offices in Europe and Asia Pacific.

iii.

Investment Impairment
During the year the Company recorded total charges related to the impairment of investments of $208.3 million ($134.1 million, net of tax). Of the total amount, $160.1 million ($103.7 million net of tax) was recorded in the first quarter, with the remainder recorded in the third quarter. The charge in the first quarter was related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The third quarter charge includes write-offs for non-internet investments, certain venture funds and other investments. The impairment charge adjusts the carrying value of remaining investments to the estimated market value where an other than temporary impairment has occurred.

iv.

Operating Expenses
Included in office and general expenses in the third quarter of 2001 are charges of $85.4 million relating primarily to miscellaneous operating assets, which are no longer considered realizable. Additionally, a benefit of $50 million resulting from a reduction in severance reserves related to recent significant headcount reductions is included in salaries and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 2001 was negative $550.5 million as compared to negative $326 million at December 31, 2000. Total debt at September 30, 2001 was $3.1 billion, an increase of $1.0 billion from December 31, 2000. The increase in debt is due to payments made for capital expenditures, acquisitions and to fund working capital. Management believes that anticipated cash flows from operations and availability under existing credit facilities (and refinancings thereof) are sufficient to fund the Company's operations. In addition, the Company believes that it will continue to have access to capital markets to augment its liquidity.

Net cash used in operating activities was $517.5 million and $80.4 million for the first nine months of 2001 and 2000, respectively. The use of cash in 2001 is primarily a result of the net loss for the period and decreases in accounts payable. The principal use of the Company's working capital is to provide for the operating needs of its advertising and specialized marketing communication operations, which include payments for space or time purchased from various media on behalf of its clients. Other uses of working capital include the payment of cash dividends, acquisitions and capital expenditures. In addition, during the first nine months of 2001, the Company acquired 2.4 million shares of its own stock for the purpose of fulfilling the Company's obligations under its various compensation plans. However, the Company has ceased its share repurchase program effective July 2001 as it has sufficient shares to meet its obligations.

On June 26, 2001, the Company replaced its maturing $375 million 364-day facility with a syndicated revolving multi-currency credit agreement. The credit agreement provides for a 364-day facility under which $500 million may be borrowed. The facility bears interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. As of September 30, 2001, there were no borrowings outstanding under this facility. Prior to June 25, 2002, the Company may, at its option, borrow the full amount of the facility for a one-year term.

In June 2000, the Company entered into a five-year credit agreement with a group of lenders. The credit agreement provides for borrowings of up to $375 million which bear interest at variable rates based on LIBOR or a bank's base rate, at the Company's option. At September 30, 2001, there was approximately $342 million borrowed under this facility.

In July 2001, the Company entered into a credit agreement with a group of lenders. The credit agreement provided for revolving borrowings of up to $750 million. No borrowings were drawn under this facility and the facility terminated upon the issuance of the $500 million Senior Notes on August 22, 2001.

On August 22, 2001, the Company completed the issuance and sale of $500 million principal amount of senior unsecured notes due 2011. The notes bear interest at a rate of 7.25% per annum. The Company used the net proceeds of approximately $493 million from the sale of the notes to repay outstanding indebtedness under its credit facilities.

OUTLOOK

Despite significant new business already won in the fourth quarter, the Company believes that clients will remain cautious. As a result, revenue is expected to decline in the fourth quarter from its year-earlier level. As indicated, Interpublic has already moved aggressively to reduce its cost base, and will continue to focus on keeping costs in line with revenue.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002; however, certain provisions of these standards also apply to acquisitions concluded subsequent to June 30, 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Conversion to the Euro
On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). The Company conducts business in member countries. The transition period for the introduction of the Euro is between January 1, 1999 and December 31, 2001. The Company is addressing the issues surrounding the introduction of the Euro including: converting information technology systems; reassessing currency risk; negotiating and amending contracts; and processing tax and accounting records.

Based upon progress to date, the Company believes that use of the Euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the Euro has not had, and is not expected to have, a material effect on the Company's financial condition or results of operations.

Cautionary Statement
This document contains forward-looking statements. Representatives of Interpublic may also make forward-looking statements orally from time to time. Statements that are not historical fact, including statements about Interpublic's beliefs and expectations, particularly regarding recent business and economic trends, the integration of acquisitions and restructuring costs, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and therefore undue reliance should not be placed on them. Forward-looking statements speak only as of the date they are made, and Interpublic undertakes no obligation to update publicly any of them in light of new information or future events.

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

One of Interpublic's business strategies is to acquire businesses that complement and expand its current business capabilities. Accordingly, Interpublic is usually engaged in evaluating potential acquisition candidates. Interpublic is frequently engaged in a number of preliminary discussions that may result in one or more substantial acquisitions. These acquisition opportunities require confidentiality and from time to time give rise to bidding scenarios that require quick responses by Interpublic. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of Interpublic's securities.

Moreover, the success of recent or contemplated future acquisitions will depend on the effective integration of newly- acquired businesses into Interpublic's current operations. Important factors for integration include realization of anticipated synergies and cost savings, and the ability to retain and attract new personnel and clients.

Investors should evaluate any Interpublic statements in light of these important factors.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial market risk arises from fluctuations in interest rates and foreign currencies. Most of the Company's debt obligations are at fixed interest rates. A 10% change in market interest rates would not have a material effect on the Company's pre-tax earnings, cash flows or fair value. At September 30, 2001, the Company had an insignificant amount of foreign currency derivative financial instruments in place. The Company does not hold any financial instrument for trading purposes.

PART II - OTHER INFORMATION

Item 2(c)                  CHANGES IN SECURITIES

          (1)  On July 2, 2001, the Registrant acquired 100% of the capital stock of a foreign company in consideration for which Registrant paid $3,549,728 in cash and issued without registration 92,648 shares of Common Stock, par value $.10 per share, of the Registrant ("Interpublic Stock") to the shareholders of the acquired company. The shares of Interpublic Stock were valued at $3,549,728 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act of 1933, as amended (the "Securities Act").

          (2)  On July 2, 2001, the Registrant issued 11,255 shares of Interpublic Stock to the former shareholders of a company which was acquired in the second quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $352,113 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

          (3)  On July 3, 2001, the Registrant issued 2,020 shares of Interpublic Stock and on July 24, 2001 paid $535,677.11 in cash to the former shareholders of two related companies which were acquired in the third quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $59,973.80 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (4)  On July 6, 2001, a subsidiary of the Registrant acquired 18.24% of the stock of a company in consideration for which the Registrant paid $11,809,000 in cash and issued 39,044 shares of Interpublic Stock to the shareholders of the company. The shares of Interpublic Stock had a market value of $1,180,877.30 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the company's shareholders.

          (5)  On July 6, 2001, the Registrant paid $412,500 in cash and issued 4,853 shares of Interpublic Stock to the sole stockholder of a domestic company which was acquired by Registrant in the third quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $137,500 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's stockholder.

          (6)  On July 13, 2001, the Registrant issued 140,124 shares of Interpublic Stock to the former shareholders of a company which was acquired in the third quarter of 1995. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $4,000,000 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (7)  On July 17, 2001, the Registrant acquired 100% of the capital stock of a foreign company in consideration for which Registrant paid $3,747,764 in cash and issued without registration 130,812 shares of Interpublic Stock to the shareholders of the acquired company. The shares of Interpublic Stock were valued at $3,758,000 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act of 1933.

          (8)  On July 19, 2001, the Registrant issued 81,839 shares of Interpublic Stock to the former shareholders of a company which was acquired in the first quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $2,922,949 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

          (9)  On July 20, 2001, the Registrant issued 3,568 shares of Interpublic Stock to the former shareholders of a company which was acquired by a subsidiary of the Registrant in the fourth quarter of 2000. This represented an additional payment of the purchase price. The shares of Interpublic Stock were valued at $106,000 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (10)  On August 1, 2001, the Registrant acquired substantially all of the assets of a company in consideration for which the Registrant paid $9,540,000 in cash and issued 115,624 shares of Interpublic Stock to the shareholder of the company. The shares of Interpublic Stock had a market value of $3,180,000 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the company's shareholder.

          (11)  On August 13, 2001, the Registrant acquired substantially all of the assets of a company in consideration for which the Registrant paid $2,550,000 in cash and issued 30,243 shares of Interpublic Stock to the company. The shares of Interpublic Stock had a market value of $850,000 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company and its shareholders.

          (12)  On August 16, 2001, a subsidiary of the Registrant acquired 100% of the stock of a company in consideration for which the Registrant paid $1,050,000 in cash and issued 37,566 shares of Interpublic Stock to the shareholders of the company. The shares of Interpublic Stock had a market value of $1,050,000 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the company's shareholders.

          (13)  On August 28, 2001, the Registrant paid $200,000 and issued 6,609 shares of Interpublic Stock to the former shareholders of a company which was acquired in the third quarter of 2001. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $194,622 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (14)  On August 31, 2001, the Registrant issued 11,784 shares of Interpublic Stock to the former shareholders of a company which was acquired in the third quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $323,668 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (15)  On September 4, 2001, the Registrant issued 126,355 shares of Interpublic Stock to the former shareholders of a company which was acquired in the third quarter of 1997. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $3,450,000 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (16)  On September 20, 2001, the Registrant issued 21,990 shares of Interpublic Stock and on September 26, 2001 paid $684,022.47 in cash to the former shareholders of a company which was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $470,586 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (17)  On September 24, 2001, the Registrant paid $255,772 and issued 2,420 shares of Interpublic Stock to the former shareholders of a company which was acquired in the third quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $85,257 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act of 1933.

          (18)  On September 24, 2001, a subsidiary of the Registrant acquired 51% of the stock of a company in consideration for which the Registrant paid $7,936,736 in cash and issued 152,641 shares of Interpublic Stock to the shareholders of the company. The shares of Interpublic Stock had a market value of $3,401,458 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the company's shareholders.

          (19) On September 28, 2001 the Registrant issued 6,775 shares of Interpublic Stock and on October 8, 2001 the Registrant made a payment of $181,000 to the former shareholders of a company which was acquired in the third quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $180,941 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K.

           (a)             EXHIBITS
EXHIBIT NO.	DESCRIPTION

4 (a)

Indenture, dated as of October 20, 2000 between The Interpublic Group of Companies, Inc. ("Interpublic") and The Bank of New York (the "Base Indenture"). Pursuant to Sections 601(b)(4)(iii) and (v) of Regulation S-K, the Base Indenture is not being filed by the Registrant in this Report. The Registrant hereby agrees to furnish a copy of the Base Indenture to the Securities and Exchange Commission upon request.

4 (b)

First Supplemental Indenture, dated as of August 22, 2001 to the Base Indenture between Interpublic and the Bank of New York. Pursuant to Sections 601(b) (4) (iii) and (v) of Regulation S-K, the First Supplemental Indenture is not being filed by the Registrant in this Report. The Registrant hereby agrees to furnish a copy of this First Supplemental Indenture to the Securities and Exchange Commission upon request.

4 (c)	Registration Rights Agreement, dated August 17, 2001 among Interpublic, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and Salomon Smith Barney, Inc.

10(a)	Instrument of Restricted Stock, dated August 23, 2001 between Registrant and David Bell.

10(b)	Instrument of Restricted Stock, dated August 23, 2001 between Registrant and J. Brendan Ryan.

10(c)	Option Certificate, dated August 23, 2001 between Registrant and David Bell.

10(d)	Option Certificate dated August 23, 2001 between Registrant and J. Brendan Ryan.

10(e)

Amendment No. 1, dated as of September 27, 2001, To The 364-Day Credit Agreement, dated June 26, 2001, among Interpublic, the banks, financial institutions and other institutional lenders parties thereto (the "Lenders") and Citibank, N.A. as administrative agent for the Lenders.

10(f)

Amendment No. 2, dated as of September 27, 2001, To The Five Year Credit Agreement, dated June 27, 2000, as amended among Interpublic, the banks, financial institutions and other institutional lenders parties thereto (the "Lenders") and Citibank, N.A., as administrative agent for the Lenders.

11	Statement re: Computation of Per Share Earnings.

qq (b)	REPORTS ON FORM 8-K.

The following Reports on Form 8-K were filed during the quarter ended September 30, 2001. Unless otherwise specifically stated, the financial statements filed are those of the Registrant and its Consolidated Subsidiaries:

1) Report, dated July 26, 2001. Item 5 Other Events and Exhibit 99 Press Release.

2)

Report, dated August 10, 2001. Item 5 Other Events. Item 7 Financial Statements and Exhibits. Exhibit 99. Supplemental Consolidated Balance Sheet at December 31, 2000 and 1999; Supplemental Consolidated Statement of Income for the Years Ended December 31, 2000, 1999 and 1998; Supplemental Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998; Supplemental Consolidated Statement of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998; Selected Financial Data for Five Years; Results by Quarter (Unaudited); Supplemental Consolidated Financial Statement Schedule; and Schedule II: Valuation and Qualifying Accounts.

3)

Report, dated August 23, 2001, amending Report on Form 8-K, dated June 22, 2001. Item 7 Financial Statements and Exhibits. Consolidated Balance Sheet of True North Communications Inc. ("True North") at December 31, 2000 and 1999; Consolidated Statements of Income, Consolidated Statements of Cash Flow and Consolidated Statements of Stockholders' Equity of True North for the years ended December 31, 2000, 1999 and 1998.

4)

Report, dated September 18, 2001. Item 5 Other Events. Item 7 Financial Statements and Exhibits. Exhibit 99. Consolidated Balance Sheet at December 31, 2000 and 1999; Consolidated Statement of Income for the Years Ended December 31, 2000, 1999 and 1998; Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998; Consolidated Statement of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998; Selected Financial Data for Five Years; Results by Quarter (Unaudited); Consolidated Financial Statement Schedule; and Schedule II: Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

Date: November 14, 2001	BY /S/ JOHN J. DOONER, JR.
JOHN J. DOONER, JR.
Chairman of the Board, President
and Chief Executive Officer

Date: November 14, 2001	BY /S/ SEAN F. ORR
SEAN F. ORR
Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS
EXHIBIT NO.	DESCRIPTION

4 (a)

Indenture, dated as of October 20, 2000 between The Interpublic Group of Companies, Inc. ("Interpublic") and The Bank of New York (the "Base Indenture"). Pursuant to Sections 601(b)(4)(iii) and (v) of Regulation S-K, the Base Indenture is not being filed by the Registrant in this Report. The Registrant hereby agrees to furnish a copy of the Base Indenture to the Securities and Exchange Commission upon request.

4 (b)

First Supplemental Indenture, dated as of August 22, 2001 to the Base Indenture between Interpublic and the Bank of New York. Pursuant to Sections 601(b) (4) (iii) and (v) of Regulation S-K, the First Supplemental Indenture is not being filed by the Registrant in this Report. The Registrant hereby agrees to furnish a copy of this First Supplemental Indenture to the Securities and Exchange Commission upon request.

4 (c)	Registration Rights Agreement, dated August 17, 2001 among Interpublic, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and Salomon Smith Barney, Inc.

10(a)	Instrument of Restricted Stock, dated August 23, 2001 between Registrant and David Bell.

10(b)	Instrument of Restricted Stock, dated August 23, 2001 between Registrant and J. Brendan Ryan.

10(c)	Option Certificate, dated August 23, 2001 between Registrant and David Bell.

10(d)	Option Certificate dated August 23, 2001 between Registrant and J. Brendan Ryan.

10(e)

Amendment No. 1, dated as of September 27, 2001, To The 364-Day Credit Agreement, dated June 26, 2001, among Interpublic, the banks, financial institutions and other institutional lenders parties thereto (the "Lenders") and Citibank, N.A. as administrative agent for the Lenders.

10(f)

Amendment No. 2, dated as of September 27, 2001, To The Five Year Credit Agreement, dated June 27, 2000, as amended among Interpublic, the banks, financial institutions and other institutional lenders parties thereto (the "Lenders") and Citibank, N.A., as administrative agent for the Lenders.

11	Statement re: Computation of Per Share Earnings.