Form 10-K
period 2001-12-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2002-04-01
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission file number 1-6686

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization)	13-1024020 (I.R.S. Employer Identification No.)

1271 Avenue of the Americas, New York, New York (Address of principal executive offices)	10020 (Zip Code)

Registrant's telephone number, including area code: (212) 399-8000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  . No____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $12,577,276,869 as of March 15, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock outstanding at March 15, 2002:  380,207,886 shares.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference in Parts I and II.

2.	Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Parts I and III.

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

          Interpublic is a group of advertising and specialized marketing and communication services companies that together represent one of the largest resources of advertising and marketing expertise in the world. With offices and other affiliations in more than 130 countries, the Company realized worldwide revenue in 2001 of approximately $6.7 billion, 57% of which represented domestic revenue and 43% of which represented international revenue, after giving effect to Interpublic's recent acquisition of True North Communications, Inc. ("True North").

Advertising and Specialized Marketing and Communications Services Businesses

          In the last five years, the Company has grown to become one of the world's largest groups of global marketing services companies, providing its clients with communications expertise in four broad areas:

*	Advertising, which includes advertising and media management;

*

Marketing Communications, which includes direct marketing and customer relationship management, public relations, sales promotion, event marketing, on-line marketing and specialized sectors such as healthcare, multi-cultural and corporate identity;

*	Marketing Intelligence, which includes marketing research, brand consultancy and database management; and

*	Marketing Services, which includes sports and entertainment marketing, corporate meetings and events, retail marketing and other marketing and business services.

           Interpublic seeks to be the best in quality, broadest in scope and leader in size in all of these areas.

           Interpublic is organized into four global operating groups. Three of these groups, McCann-Erickson WorldGroup, the FCB Group and The Partnership, are global marketing communications companies. Each offers a distinctive range of marketing solutions for the Company's clients. Interpublic's fourth global operating group is Advanced Marketing Services, which is focused on growing our current marketing services and marketing intelligence services.

           Interpublic believes this organizational structure allows the Company to provide comprehensive marketing communications solutions for clients, enables stronger organic growth among all its operating companies and allows it to bring improved operating efficiencies to its organization.

           A brief description of Interpublic's four global operating groups follows:

          McCann-Erickson WorldGroup was founded on the global strength and quality of McCann-Erickson, one of the world's leading advertising agencies. It includes marketing communications companies spanning advertising, media, customer relationship management, events, sales promotion, public relations, brand equity, online marketing communications and healthcare communications. Launched in late 1997, McCann-Erickson WorldGroup has expanded rapidly to become one of the world's leading networked marketing communications groups, now working with more than 25 key worldwide clients in three or more disciplines and with more than 40 U.S. clients in two or more disciplines. McCann-Erickson WorldGroup includes the following companies:

*	McCann-Erickson Worldwide (advertising),

*	Universal McCann Worldwide (media planning and buying),

*	MRM Partners Worldwide (direct marketing and customer relationship management),

*	Momentum Worldwide (entertainment, event and promotional marketing),

*	FutureBrand (brand consultancy, corporate identity and packaging design),

*	Torre Lazur McCann Healthcare Worldwide (healthcare advertising and marketing),

*	Nationwide Advertising Services (recruitment advertising), and an

*

Aligned Agency Group, which includes the following independently branded and autonomous general advertising agencies that access the resources of McCann-Erickson WorldGroup for international reach and specialized communications services: Amster Yard (New York), Gotham (New York), Austin Kelly (Atlanta), Temerlin McClain (Dallas), Hill, Holliday (Boston, New York and San Francisco), Campbell Mithun (Minneapolis and Chicago) and Avrett Free & Ginsberg (New York).

          Weber Shandwick Worldwide, part of Advanced Marketing Services, is also aligned with McCann-Erickson WorldGroup to provide its clients with a global public relations capability and to enhance and broaden McCann-Erickson WorldGroup's offering to prospective clients.

          The FCB Group is a single global integrated marketing communications network centered on Foote, Cone & Belding Worldwide and its advertising, direct marketing and sales promotion capabilities. This group also includes the following specialized services:

*	ANALYTICi (database marketing),

*	Marketing Drive Worldwide (integrated promotional marketing),

*	R/GA (web design and development),

*	The Hacker Group (customer acquisition direct marketing), and

*	FCB HealthCare (healthcare marketing).

          Weber Shandwick Worldwide also is aligned with the FCB Group to provide its clients with a global public relations capability and to enhance and broaden the FCB Group's offering to prospective clients.

          In addition, Campbell-Ewald, an independent marketing communications company, has a global strategic alliance with the FCB Group to provide its clients with a broad network of resources for the implementation of its international marketing communications programs.

          The Partnership, a global, client-driven creative leader, is anchored on the quality advertising reputation of Lowe & Partners Worldwide. The Partnership provides collaboration across a global group of independent networks with creative and executional capabilities across all areas of marketing communications. The partners seek to preserve their uniqueness while creating the ability to inter-connect seamlessly to better service clients. Senior Partners include:

*	Lowe & Partners Worldwide (advertising),

*	Lowe Healthcare Worldwide (healthcare marketing),

*	Draft Worldwide (direct and promotional marketing),

*	Initiative Media (media planning and buying),

*	Zipatoni (promotional marketing), and

*	Octagon (sports marketing).

          The Partnership also includes a group of Member Partners, which are independent and autonomous advertising agencies that will now have more direct access to both global capabilities and increased marketing services. This group includes:

*	Bozell,

*	Carmichael Lynch,

*	Deutsch,

*	Howard Merrell & Partners,

*	The Martin Agency,

*	Mullen,

*	Suissa Miller,

*	Tierney Communications,

*	Delaney Lund (minority international partner), and

*	Springer & Jacoby (minority international partner).

          Golin/Harris International, part of Advanced Marketing Services, also is aligned with The Partnership to provide its clients with a global public relations capability and to enhance and broaden The Partnership's offering to prospective clients.

          Advanced Marketing Services ("AMS") is the management center for the Company's specialized and advanced marketing services including:
*	NFO WorldGroup (marketing intelligence services),

*	MAGNA Global (advertising media negotiations),

*	Jack Morton Worldwide (specialized marketing services including corporate events, meetings and training/learning),

*	GlobalHue (multi-cultural marketing and communications),

*	ISO Healthcare Group (strategic healthcare consulting), and

*	I.W. Group, Inc. (marketing communications firm marketing to Asian and Asian Pacific American communities in the United States).

          Each of the companies in AMS is linked to one or more of the other three operating groups through affiliate relationships, ensuring access to the best, most innovative ideas and solutions for client communications needs. Additionally, the Company's public relations networks, Weber Shandwick Worldwide, Golin/Harris International and DeVries Public Relations, are based within AMS's Constituency Management Group. AMS is also charged with expanding the Company's business into new marketing intelligence, services, and communications areas.

          In addition to domestic operations, the Company provides services for clients whose business is international in scope, as well as for clients whose business is restricted to a single country or a small number of countries. The Company has offices in Canada as well as in one or more cities in each of the following countries and territories:
EUROPE, AFRICA AND THE MIDDLE EAST

Austria	Greece	Morocco	Slovakia
Azerbaijan	Hungary	Namibia	Slovenia
Bahrain	Iceland	Netherlands	South Africa
Belgium	Israel	Nigeria	Spain
Bulgaria	Ireland	Norway	Sweden
Cameroon	Italy	Oman	Switzerland
Croatia	Ivory Coast	Pakistan	Tunisia
Czech Republic	Jordan	Poland	Turkey
Denmark	Kazakhstan	Portugal	Ukraine
Egypt	Kenya	Qatar	United Arab Emirates
Estonia	Kuwait	Romania	United Kingdom
Finland	Latvia	Russia	Uzbekistan
France	Lebanon	Saudi Arabia	Zambia
Germany	Malawi	Senegal	Zimbabwe
Mauritius

LATIN AMERICA AND THE CARIBBEAN

Argentina	Colombia	Guatemala	Peru
Barbados	Costa Rica	Honduras	Puerto Rico
Bermuda	Dominican Republic	Jamaica	Trinidad
Brazil	Ecuador	Mexico	Uruguay
Chile	El Salvador	Panama	Venezuela

ASIA AND THE PACIFIC

Australia	Japan	Philippines	Taiwan
Cambodia	Malaysia	Singapore	Thailand
Hong Kong	Nepal	Sri Lanka	Vietnam
India	New Zealand	South Korea
Indonesia	People's Republic
of China

          Operations in the foregoing countries are carried on by one or more operating companies, at least one of which is either wholly owned by Interpublic or a subsidiary or is a company in which Interpublic or a subsidiary owns a 50% interest or more, except in Cambodia, Malawi and Nepal, where Interpublic or a subsidiary hold a minority interest.

          Interpublic also offers services in Albania, Aruba, the Bahamas, Belize, Bolivia, Gabon, Ghana, Grand Cayman, Guadeloupe, Guam, Guyana, Haiti, Reunion, Ivory Coast, Martinique, Nicaragua, Nigeria, Paraguay, Surinam, Uganda and Zaire through association arrangements with local agencies operating in those countries or territories.

          For information concerning revenues and long-lived assets on a geographical basis for each of the last three years, see Note 15: Geographic Areas of the Notes to the Consolidated Financial Statements contained in the Company's Annual Report to Stockholders for the year ended December 31, 2001, which Note is hereby incorporated by reference.

Developments in 2001

          On June 22, 2001, the Company completed the acquisition of True North, a global provider of advertising and communication services, in a transaction accounted for as a pooling of interests. In connection with the acquisition, approximately 58.2 million shares of Interpublic common stock ("Interpublic Stock") were issued.

          In addition, the Company completed a number of other acquisitions within the United States and abroad in 2001.

See Note 3 to the Consolidated Financial Statements incorporated by reference in this Report on Form 10-K for a discussion of acquisitions.

          Revenue

          The Company generates revenue from planning, creating and placing advertising in various media and from planning and executing other communications or marketing programs. Historically, the commission customary in the industry was 15% of the gross charge ("billings") for advertising space or time; more recently, lower commissions have been negotiated, but often with additional incentives paid for better performance. For example, an incentive component is frequently included in arrangements with clients based on improvements in an advertised brand's awareness or image, or increases in a client's sales or market share of the products or services being advertised. Under commission arrangements, media bill the Company at their gross rates. The Company bills these amounts to its clients, remits the net charges to media and retains the balance as its commission. Some clients, however, prefer to compensate the Company on a fee basis, under which the Company bills its client for the net charges billed by the media plus an agreed-upon fee. These fees usually are calculated to reflect the Company's hourly rates and out-of-pocket expenses incurred on behalf of clients, plus proportional overhead and a profit mark-up.

          Like other agencies, the Company is primarily responsible for paying media with respect to firm contracts for advertising time or space placed on behalf of its clients. The primary risk to the Company posed by this practice is the potential inability of the client to reimburse the Company because of insolvency or bankruptcy. The Company makes significant efforts to reduce this risk, including by carrying out credit clearances, requiring in some cases payment of media in advance, or agreeing with media that the Company will be liable to pay the media only after the client has paid the Company for the media charges.

          The Company also receives commissions from clients for planning and supervising work done by outside contractors in connection with the physical preparation of finished print advertisements and the production of television and radio commercials and other forms of advertising. This commission is customarily 17.65% of the outside contractor's net charge, which is equal to 15.0% of the outside contractor's total charges including commission. With the increasing use of negotiated fees, the terms on which outstanding contractors' charges are billed are subject to wide variations and even include, in some instances, the replacement of commissions with negotiated flat fees.

          The Company also derives revenue from other activities, including the planning and placement in media of advertising produced by unrelated advertising agencies; the maintenance of specialized media placement facilities; the creation and publication of brochures, billboards, point of sale materials and direct marketing pieces for clients; the planning and carrying out of specialized marketing research; the management of public relations campaigns; the creation and management of special events, meetings and shows at which clients' products are featured; and the design and implementation of interactive programs for special marketing needs.

          Clients

          The five clients that made the largest revenue contribution in 2001 accounted individually for approximately 1.5% to 6.7% of the Company's revenue and in the aggregate accounted for approximately 14% of the Company's revenue. Twenty of the Company's clients accounted for approximately 25% of its revenue. Based on 2001 revenue, the Company's largest clients currently include Coca-Cola, General Motors Corporation, Johnson & Johnson. General Motors Corporation first became a client of one of the Company's agencies in the United States in 1916. Predecessors of several of the Lowe & Partners agencies have supplied advertising services to Unilever since 1893. The Company's client relationship with Nestle began in 1940 in Argentina. While the loss of the entire business of one of the Company's largest clients might have a material adverse effect upon the business of the Company, the Company believes that it is very unlikely that the entire business of any of these clients would be lost at the same time, because it represents several different brands or divisions of each of these clients in a number of geographical markets, in each case through more than one of the Company's agency systems.

          Representation of a client rarely means that the Company handles advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from an agency within our Company to a competing agency, and a client may reduce its marketing budget at any time.

          The Company's agencies have written contracts with many of their clients. As is customary in the industry, these contracts typically provide for termination by either party on relatively short notice, usually 90 days but sometimes shorter or longer. In 2001, however, 19% of revenue was derived from clients that had been associated with one or more of the Company's agencies or their predecessors for 20 or more years.

Personnel

          As of January 1, 2002, the Company employed approximately 54,100 persons, of whom 21,500 were employed in the United States. Because of the personal service character of the marketing communications business, the quality of personnel is of crucial importance to the Company's continuing success. There is keen competition for qualified employees. Interpublic considers its employee relations to be satisfactory overall.

          The Company has several active programs for training personnel. These programs include meetings and seminars throughout the world.

Competition and Other Factors

          One of the business strategies of the Company is to acquire businesses that complement and expand the Company's current business capabilities. Accordingly, the Company is usually engaged in evaluating potential acquisition candidates. The Company is frequently engaged in a number of preliminary discussions that may result in one or more substantial acquisitions. These acquisition opportunities require confidentiality and from time to time give rise to bidding scenarios that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company's securities.

          Moreover, the success of recent or contemplated future acquisitions will depend on the effective integration of newly-acquired businesses into the current operations of the Company. Important factors for integration include realization of anticipated synergies and cost savings and the ability to retain and attract new personnel and clients.

          The advertising agency and other marketing communications and marketing services businesses are highly competitive. The Company's agencies and media services must compete with other agencies and with other providers of creative or media services which are not themselves advertising agencies, in order to maintain existing client relationships and to obtain new clients. Competition in the advertising agency business depends to a large extent on the client's perception of the quality of an agency's "creative product" and strategic input. An agency's ability to serve clients, particularly large international clients, on a broad geographic basis is also an important competitive consideration. On the other hand, because an agency's principal asset is its people, freedom of entry into the business is almost unlimited and quite small agencies are, on occasion, able to take all or some portion of a client's account from a much larger competitor.

          Moreover, increasing size may limit an agency's potential for securing new business, because many clients prefer not to be represented by an agency that represents a direct competitor. Also, clients frequently wish to have different products represented by different agencies. The Company's ability to retain existing clients and to attract new clients may, in some cases, be limited by clients' policies on or perceptions of conflicts of interest. These policies can in some cases prevent one agency and, in limited circumstances, different agencies within the same holding company, from performing similar services for competing products or companies. In addition, these perceived conflicts, following an acquisition by the Company of an agency or company, can result in clients terminating their relationship with the Company or reducing the number or scope of projects for which they retain those agencies. Moreover, after the True North acquisition and the resulting larger number of clients, there could be a greater likelihood of conflicts with potential new clients in the future. If the combined company fails to maintain existing clients or attract new clients, its business may be materially and adversely impacted.

          Employees, including creative, research, media, account and practice group specialists, and their skills and relationships with clients, are among our most important assets. An important aspect of the Company's competitiveness is its ability to retain employee and management personnel. The Company's inability to hire and retain these employees in the future may have a material adverse effect on the Company.

          Advertising and marketing communications businesses are subject to government regulation, both domestic and foreign. There has been some increasing tendency in the United States on the part of advertisers to resort to the courts, and industry and self-regulatory bodies, to challenge comparative advertising on the grounds that the advertising is false and deceptive. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to the advertising for certain products. Representatives within certain government bodies, both domestic and foreign, continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures and consequently Interpublic's revenues.

          The Company's international operations are exposed to certain risks which affect foreign operations of all kinds, such as local legislation, monetary devaluation, exchange control restrictions and unstable political conditions. In addition, international advertising agencies are subject to ownership restrictions in certain countries because they are considered an integral factor in the communications process.

Statement Regarding Forward Looking Disclosure

          This Annual Report on Form 10-K, including "Business", "Competition and Other Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Statements in this Annual Report that are not historical facts, including statements about the Company's beliefs and expectations, particularly regarding recent business and economic trends, the integration of acquisitions and restructuring costs, constitute forward-looking statements. These statements are based on current plans, expectations, estimates and projections, and you should therefore not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

          Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, those associated with the effect of national and regional economic conditions, the ability of the Company to attract new clients and retain existing clients, the financial success of the Company's clients, developments from changes in the regulatory and legal environment for advertising companies around the world, and the successful completion and integration of acquisitions which complement and expand our business capabilities.

          This Annual Report also contains certain financial information calculated on a "pro forma" basis (including information that is restated to exclude the impact of specified historical events). Because "pro forma" financial information by its very nature departs from traditional accounting conventions, such information should not be viewed as a substitute for the information prepared in accordance with GAAP contained in the Company's financial statements that are contained in this Annual Report and should be read in conjunction therewith.

Item 2.     Properties

          Most of the operations of the Company are conducted in leased premises, and its physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. These facilities are located in various cities in which the Company does business throughout the world. However, subsidiaries of the Company own office buildings in Toledo, Ohio; Blair, Nebraska; Warren, Michigan; England (in London, Manchester, Birmingham and Stoke-on-Trent); Frankfurt, Germany; Sao Paulo, Brazil; Lima, Peru; Mexico City, Mexico; and Santiago, Chile and own office condominiums in Buenos Aires, Argentina; Bogota, Colombia; and Manila, the Philippines. Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

The Company is executing a wide-ranging restructuring plan that includes lease terminations and other actions. In connection with this restructuring, the Company plans to downsize and vacate approximately 180 offices and expects that all relevant leases will have been terminated or subleased by the middle of the year 2002. Approximately half of these lease terminations and subleases relate to operations in the United States, one-third relate to operations in Europe (principally in the UK, France and Germany), and the remainder relate to operations in Latin America and Asia Pacific. The total amount of the lease termination and other exit costs recorded in 2001 was $310.9 million. The cash portion of the charge will be paid out over a period of up to five years. Lease termination and related costs include write-offs related to the abandonment of leasehold improvements as part of the office vacancies. The Company believes that its remaining facilities are adequate to meet the needs of the Company.

          The Company's ownership of the office building in Frankfurt is subject to three mortgages which became effective on or about February 1993. These mortgages terminate at different dates, with the last to expire in February 2003. See Note 9: Long-Term Debt, of the Notes to the Consolidated Financial Statements contained in the Company's Annual Report to Stockholders for the year ended December 31, 2001, which Note is hereby incorporated by reference.

Item 3.     Legal Proceedings

          Neither the Company nor any of its subsidiaries is subject to any pending material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

          Not applicable.

Executive Officers of the Registrant

          Below follows the information disclosed in accordance with Item 401 of Regulation S-K of the Securities and Exchange Commission (the "Commission") as required by Item 10 of Form 10-K with respect to our executive officers.
Name	Age	Office

John J. Dooner, Jr. (1)	53	Chairman of the Board, President and Chief Executive Officer

Sean F. Orr (1)	47	Executive Vice President, Chief Financial Officer

David A. Bell	58	Vice Chairman

Barry R. Linsky	60	Executive Vice President-Planning and Business Development

Bruce S. Nelson	50	Executive Vice President and Chief Marketing Officer

Nicholas J. Camera	55	Senior Vice President, General Counsel and Secretary

Albert Conte	51	Senior Vice President-Financial Services

Thomas J. Dowling	50	Senior Vice President-Financial Administration

C. Kent Kroeber	63	Senior Vice President-Human Resources

Susan V. Watson	49	Senior Vice President-Investor Relations

Gunnar Wilmot	49	Senior Vice President-Planning and Business Development

Steven Berns	37	Vice President and Treasurer

Richard P. Sneeder, Jr.	52	Vice President and Controller

(1) Also a Director

          There is no family relationship among any of the executive officers.

          The employment histories for the past five years of Messrs. Dooner and Orr are incorporated by reference to the Proxy Statement for Interpublic's 2002 Annual Meeting of Stockholders (the "Proxy Statement").

          Mr. Bell was named Vice Chairman of Interpublic in June of 2001 upon completion of the True North acquisition. Mr. Bell served as Chairman and Chief Executive Officer of True North from April 1999 through June 2001. From 1994 through March 1999, Mr. Bell served as President and Chief Executive Officer of Bozell Group, LLC (formerly Bozell Worldwide, Inc.), a subsidiary of True North.

          Mr. Linsky joined Interpublic in January, 1991 when he was elected Senior Vice President-Planning and Business Development. Prior to that time, he was Executive Vice President, Account Management of Lowe & Partners, Inc. Mr. Linsky was elected to that position in July, 1980, when the corporation was known as The Marschalk Company and was a subsidiary of Interpublic. Mr. Linsky was elected Executive Vice President of Interpublic in February, 2001.

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

          Mr. Conte joined Interpublic in March, 2000 as Vice President-Taxes & General Tax Counsel. Prior to that time, he served as Vice President-Senior Tax Counsel for Revlon Consumer Products Corporation from September, 1987 to February, 2000. Mr. Conte was elected Senior Vice President-Financial Services in December, 2001.

          Mr. Dowling was elected Senior Vice President-Financial Administration of Interpublic in February, 2001. He joined Interpublic in January, 2000 as Vice President and General Auditor.

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

          Mr. Wilmot joined Interpublic in January, 2002 as Senior Vice President-Planning and Business Development. Prior to that time, he served as Executive Vice President-Director of Worldwide Accounts for McCann-Erickson Worldwide, Inc, from March, 2000 to January, 2001. Mr. Wilmot served as Executive Vice President for McCann Erickson Worldwide, Inc. in its Detroit office from January, 1997 to March, 2000. Prior to that time, he served in a number of management positions for McCann-Erickson Worldwide, Inc.

          Mr. Berns joined Interpublic in August, 1999 as Vice President and Treasurer. Prior to that time, he was Senior Vice President and Treasurer of Revlon, Inc. where he served in that position from January 1996, to July 1999.

          Mr. Sneeder, as a result of the True North acquisition, joined Interpublic in June, 2001. Prior to that he was with True North where he served as Vice President and Controller from January 1999 to June 2001. Prior to True North, he served as Vice President and Controller of Alexander & Alexander from 1994 to 1997. Mr. Sneeder was elected Vice President and Controller of Interpublic in December, 2001.

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters

          The response to this Item is incorporated by reference to our Annual Report to Stockholders for the year ended December 31, 2001. See the heading: Statement of Stockholder's Equity, and information under the heading Transfer Agent and Registrar for Common Stock;

The Company has made the following acquisitions in the fourth quarter of 2001 involving the issuance of Interpublic Stock:
(i)

On October 26, 2001 the Registrant paid 76,805.25 Pounds Sterling in cash and issued 1,074 shares of Interpublic Stock to the 4 former shareholders of a foreign company that was acquired by the Registrant in the second quarter of 2001. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $24,058 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act;

(ii)

On November 12, 2001 the Registrant issued 61,783 shares of Interpublic Stock to MDT Media Distribution Television Limited ("MDT") as part payment for an additional 5.3% of the shares of a company formerly controlled by MDT, 66.7% of which had been acquired in the second quarter of 1998. The shares of Interpublic Stock were valued at US$ 1,375,000 at the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to a "non US person" in reliance on Rule 903(b)(3) of the Regulation S under the Securities Act;

(iii)

On November 14, 2001, a subsidiary of the Registrant merged with a company in consideration for which the Registrant paid to the company's shareholders $383,776.65 in cash and issued 5,036 shares of Interpublic Stock. Only 2 of the 17 shareholders of the acquired company received shares of Interpublic Stock. The shares of Interpublic Stock had a market value of $113,080 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the shareholders of the acquired company who received Interpublic Stock. The shareholders had access to all the documents filed by the Registrant with the SEC, including the Company's i) Annual Report and Form 10-K for the year ended 2000, ii) Quarterly Reports on Form 10-Q for 2001, iii) Reports on Form 8-K for 2001, and iv) Proxy Statement for the 2001 Annual Meeting of Stockholders;

(iv)

On November 30, 2001, a subsidiary of the Registrant acquired 100% of the stock of a company in consideration for which the Registrant paid $1,207,312 in cash and issued 16,616 shares of Interpublic Stock to the sole shareholder of the company. The shares of Interpublic Stock had a market value of $402,437 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the company's sole shareholder. The shareholder had access to all the documents filed by the Registrant with the SEC, including the Company's i) Annual Report and Form 10-K for the year ended 2000, ii) Quarterly Reports on Form 10-Q for 2001, iii) Reports on Form 8-K for 2001, and iv) Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 6.     Selected Financial Data

          The response to this Item is incorporated by reference to our Annual Report to Stockholders for the year ended December 31, 2001 under the heading Selected Financial Data for Five Years.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

          The response to this Item is incorporated by reference to our Annual Report to Stockholders for the year ended December 31, 2001 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

          The response to this Item is incorporated by reference to our Annual Report to Stockholders for the year ended December 31, 2001 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.     Financial Statements and Supplementary Data

          The response to this Item is incorporated in part by reference to the our Annual Report to Stockholders for the year ended December 31, 2001 under the headings Financial Statements and Notes to the Consolidated Financial Statements. Reference is also made to the Financial Statement Schedule listed under Item 14(a) of this Report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

PART III

Item 10.     Directors and Executive Officers of Interpublic

          The information required by this Item is incorporated by reference to the Proxy Statement, to be filed not later than 120 days after the end of the 2001 calendar year, except for the description of our Executive Officers which appears in Part I of this Report on Form 10-K under the heading "Executive Officers of Interpublic".

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

(i)

Senior Debt Indenture dated as of October 20, 2000 between the Registrant and The Bank of New York, as Trustee is incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 24, 2000.

(ii)

First Supplemental Indenture, dated August 22, 2001 between The Interpublic Group of Companies, Inc. and The Bank of New York, as trustee. is incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement Form S-4 (No. 333-74476).

(iii)

Second Supplemental Indenture dated as of December 14, 2001 between the Registrant and The Bank of New York, as Trustee is incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (No. 333-82368).

(iv)

Registration Rights Agreement dated as of December 14, 2001 between the Registrant and Salomon Smith Barney Inc., as representative of the initial purchasers named therein is incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (No. 333-82368).

(v)

Indenture, dated as of September 16, 1997 between Interpublic and The Bank of New York is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998. See Commission file number 1-6686.

(vi)

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

Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 2001 inclusive, or filed with the Registrant's Reports on Form 10-Q for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001 are incorporated by reference in this Report on Form 10-K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 2001 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

		(i)	John J. Dooner

(a)

Supplemental Agreement, dated as of April 1, 2000 to an Employment Agreement between Registrant and John J. Dooner is incorporated by reference to Exhibit 10(b)to Registrant's Report on Form 10-Q for the quarter ended March 31, 2000. See Commission file number 1-6686.

(b)

Supplemental Agreement, dated as of January 1, 1999 to an Employment Agreement made as of January 1, 1994 between Registrant and John J. Dooner is incorporated by reference to Exhibit 10(e)to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999. See Commission file number 1-6686.

(c)

Executive Severance Agreement dated January 1, 1998 between Registrant and John J. Dooner is incorporated by reference to Exhibit 10(b)to Registrant's Report on Form 10-Q for the quarter ended March 31, 1998. See Commission file number 1-6686.

(d)

Supplemental Agreement, dated as of September 1, 1997 to an Employment Agreement between Registrant and John J. Dooner is incorporated by reference to Exhibit 10(k)to Registrant's Report on Form 10-Q for the quarter ended September 30, 1997. See Commission file number 1-6686.

(e)

Supplemental Agreement made as of July 1, 1995, by and between Registrant and John J. Dooner to an Employment Agreement made as of January 1, 1994 is incorporated by reference to Exhibit 10(B)to Registrant's Report on Form 10-Q for the quarter ended September 30, 1995. See Commission file number 1-6686.

(f)

Executive Special Benefit Agreement made as of July 1, 1986 is incorporated by reference to Exhibit 10(e)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(g)

Executive Severance Agreement made as of August 10, 1987 is incorporated by reference to Exhibit 10(h)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(h)

Supplemental Agreement made as of May 23, 1990 to an to an Executive Special Benefit Agreement made as of July 1, 1986 is incorporated by reference to Exhibit 10(l)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(i)

Supplemental Agreement made as of August 10, 1992 to an Executive Severance Agreement made as of August 10, 1987 is incorporated by reference to Exhibit 10(p)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(j)

Executive Special Benefit Agreement made as of, July 1, 1992 is incorporated by reference to Exhibit 10(q)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(k)

Employment Agreement made as of January 1, 1994 is incorporated by reference to Exhibit 10(r)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(l)

Executive Special Benefit Agreement, dated as of June 1, 1994 is incorporated by reference to Exhibit 10(s)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(m)

Supplemental Agreement, dated as of July 1, 1995 to an Employment Agreement made as of January 1, 1994 between Registrant and John J. Dooner is incorporated by reference to Exhibit 10(t)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

		(ii)	Sean F. Orr

(a)

Supplemental Agreement, dated as of June 1, 2000 to an Executive Severance Agreement, made as of April 27, 1999 Registrant and Sean F. Orr is incorporated by reference to Exhibit 10(f) to Registrant's Report on Form 10-Q for the year ended June 30, 2000. See Commission file number 1-6686.

(b)

Supplemental Agreement, dated as of April 1, 2000 to an Employment Agreement between Registrant and Sean F. Orr is incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarter ended March 31, 2000. See Commission file number 1-6686.

(c)

Executive Severance Agreement dated as of May 1, 1999 between Registrant and Sean F. Orr is incorporated by reference to Exhibit 10(b)(i)(b) to Registrant's Report on Form 10-K for the year ended December 31, 1999. See Commission file number 1-6686.

(d)

Employment Agreement, dated as of April 27, 1999 to between Registrant and Sean F. Orr is incorporated by reference to Exhibit 10(b)(i)(a) to Registrant's Report on Form 10-K for the year ended December 31, 1999. See Commission file number 1-6686.

(e)

Executive Severance Agreement dated as of April 27, 1999 between Registrant and Sean F. Orr is incorporated by reference to Exhibit 10(b)(i)(c) to Registrant's Report on Form 10-K for the year ended December 31, 1999. See Commission file number 1-6686.

		(iii)	David A. Bell

			(a)	David A. Bell Employment Agreement dated as of January 1, 2000 between True North Communications Inc. and David A. Bell.

			(b)	Employment Agreement Amendment dated as of March 1, 2001 to an Employment Agreement dated as of January 1, 2000 between True North Communications Inc. and David A. Bell.

		(iv)	Barry R. Linsky

			(a)	Supplemental Employment Agreement dated as of March 26, 2001 between Registrant and Barry R. Linsky.

(b)

Supplemental Agreement to an Executive Special Benefit Agreement dated as of June 30, 2000 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(ii)(a) to Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(c)

Executive Special Benefit-Income Replacement Agreement dated as of June 1, 2000 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(ii)(b) to Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(d)

Executive Severance Agreement dated as of January 1, 1998 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(iv) to Registrant's Report on Form 10-K for the year ended December 31, 1998. See Commission file number 1-6686.

(e)

Supplemental Agreement dated as of August 1, 1996 to an Employment Agreement dated as of January 1, 1991 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(ii)(f) to Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(f)

Supplemental Agreement, dated as of January 1, 1996 to an Employment agreement dated January 1, 1991 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(ii)(e) to Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(g)

Supplemental Agreement, dated as of January 1, 1995 to an Employment Agreement dated as of January 1, 1991 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(ii)(d) to Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(h)

Executive Special Benefit Agreement, dated as of March 1, 1993 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(ii)(c) to Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(i)

Supplemental Agreement, dated as of August 15, 1992 to an Employment Agreement dated as of January 1, 1991 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(ii)(a) to Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

		(v)	Bruce Nelson

(a)

Employment Agreement dated as of September 5, 2000 between Registrant and Bruce Nelson is incorporated by reference to Exhibit 10(b)(v)(a) to Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(b)

Executive Special Benefit Agreement dated as of September 1, 2000 between Registrant and Bruce Nelson is incorporated by reference to Exhibit 10(b)(v)(b) to Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(c)

Supplemental Agreement dated as of September 1, 2000 to an Executive Special Benefit Agreement dated as of January 1, 1986 between Registrant and Bruce Nelson is incorporated by reference to Exhibit 10(b)(v)(c) to Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

		(vi)	Nicholas J. Camera

			(a)	Executive Severance Agreement dated as of October 31, 1997 between Registrant and Thomas Dowling.

		(vii)	Albert Conte

			(a)	Employment Agreement dated as of February 21, 2000 between Registrant and Albert Conte.

		(viii)	Thomas Dowling

			(a)	Executive Special Benefit Agreement dated as of February 1, 2000 between Registrant and Thomas Dowling.

			(b)	Executive Special Benefit Agreement dated as of February 1, 2001 between Registrant and Thomas Dowling.

		(ix)	C. Kent Kroeber

(a)

Supplemental Agreement to an Executive Special Benefit Agreement dated as of June 30, 2000 between Registrant and C. Kent Kroeber is incorporated by reference to Exhibit 10(b)(iii)(a) to Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(b)

Executive Special Benefit-Income Replacement Agreement dated as of June 1, 2000 between Registrant and C. Kent Kroeber is incorporated by reference to Exhibit 10(b)(iii)(b) to Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

		(x)	Gunnar Wilmot

			(a)	Executive Special Benefit Agreement dated as of April 1, 1999 between Registrant and Gunnar Wilmot.

			(b)	Executive Special Benefit Agreement dated as of October 1, 1996 between Registrant and Gunnar Wilmot.

			(c)	Supplemental Agreement made as of May 23, 1990 to an Executive Special Benefit Agreement dated as of January 1, 1990 between Registrant and Gunnar Wilmot.

			(d)	Executive Special Benefit Agreement dated as of January 1, 1990 between Registrant and Gunnar Wilmot.

		(xi)	Steven Berns

			(a)	Employment Agreement dated as of August 3, 1999 between Registrant and Steven Berns.

		(xii)	Richard A. Goldstein

(a)

Richard A Goldstein Deferred Compensation Agreement, dated as of June 1, 2001 between Registrant and Richard A. Goldstein is incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001. See Commission file number 1-6686.

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

(xii)

True North Communications Inc. Stock Option Plan, incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No.1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).

(xiii)

Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan, incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No.1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).

(xiv)	True North Communications Inc. Deferred Compensation Plan.

(xv)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan.

             (d)     Loan Agreements.
(i)

Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Supplemental Agreements, Termination Agreements, Loan Agreements, Note Purchase Agreements, Guarantees and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1999, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

(e)	Leases

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

13

This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 2001 which are included therein under the following headings: Financial Analysis; Management's Discussion and Analysis of Financial Condition and Results of Operations; Report of Independent Accountants; Consolidated Statement of Operations; Consolidated Balance Sheet; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity and Comprehensive Income; Notes to Consolidated Financial Statements (the aforementioned Consolidated Financial Statements together with the Notes to Consolidated Financial Statements are referred to herein as the "Consolidated Financial Statements"); Selected Financial Data for Five Years; Results by Quarter (Unaudited); and Report of Management; Executive Officers and Stockholders Information.

21	Subsidiaries of the Registrant.

23

Consent of Independent Accountants: PricewaterhouseCoopers LLP
Consent of Independent Public Accountants: J.H. Cohn LLP
Consent of Independent Accountants: Arthur Andersen LLP
Consent of Independent Accountants: Arthur Andersen LLP

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

99	The Company filed the following reports on Form 8-K during the quarter ended December 31, 2001:

(i)	Report dated December 11, 2001. Item 5 Other Events and Exhibit 99.1 Press Release.

(ii)	Report dated, December 14, 2001. Item 5 Other Events and Exhibit 99.1 Press Release.

SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

March 28, 2002	BY: /s/ John J. Dooner, Jr.
John J. Dooner, Jr.
Chairman of the Board, President
and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Name	Title	Date

John J. Dooner, Jr.	Chairman of the Board,	March 28, 2002
John J. Dooner, Jr.	President and Chief
Executive Officer (Principal
Executive Officer)

Sean F. Orr	Executive Vice President,	March 28, 2002
Sean F. Orr	Chief Financial Officer
(Principal Financial
Officer) and Director

Frank J. Borelli	Director	March 28, 2002
Frank J. Borelli

Reginald K. Brack	Director	March 28, 2002
Reginald K. Brack

Jill M. Considine	Director	March 28, 2002
Jill M. Considine

Richard A. Goldstein	Director	March 28, 2002
Richard A. Goldstein

H. John Greeniaus	Director	March 28, 2002
H. John Greeniaus

Michael I. Roth	Director	March 28, 2002
Michael I. Roth

J. Phillip Samper	Director	March 28, 2002
J. Phillip Samper

Richard P. Sneeder, Jr.	Vice President and	March 28, 2002
Richard P. Sneeder, Jr.	Controller (Principal
Accounting Officer)

By: Nicholas J. Camera
Nicholas J. Camera

INDEX TO FINANCIAL STATEMENTS

The Financial Statements appearing under the headings: Financial Analysis, Report of Management; Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Accountants, Selected Financial Data for Five Years and Results by Quarter (Unaudited), accompanying the Annual Report to Stockholders for the year ended December 31, 2001, together with the report thereon of PricewaterhouseCoopers LLP dated February , 2002 are incorporated by reference in this report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, no other data appearing in the Annual Report to Stockholders for the year ended December 31, 2001 is deemed to be filed as part of this report on Form 10-K.

The following financial statement schedule should be read in conjunction with the financial statements in such Annual Report to Stockholders for the year ended December 31, 2001. Financial statement schedules not included in this report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

Separate financial statements for the companies which are less than 50% or less owned and accounted for by the equity method have been omitted because, considered in the aggregate as a single subsidiary, they do not constitute a significant subsidiary.

INDEX TO FINANCIAL STATEMENT SCHEDULE
Page
Report of Independent Accountants on Financial Statement Schedule	F-2

Financial Statement Schedule Required to be filed by Item 8 of this form:

II Valuation and Qualifying Accounts	F-3

F-2

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Stockholders of
The Interpublic Group of Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 28, 2002, appearing in the 2001 Annual Report to Stockholders of The Interpublic Group of Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, based on our audits and the reports of other auditors, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

F-3 SCHEDULE II THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2001, 2000 and 1999 (Dollars in Millions)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F

Additions/(Deductions)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts- Describe	Deductions- Describe	Balance at End of Period

Allowance for Doubtful Accounts - deducted from Receivables in the Consolidated Balance Sheet:

2001	$85.7	$62.8	$1.1 (1)	$(58.3) (3)	$90.7
			0.7 (2)	(1.3) (5)

2000	$75.9	$43.8	$3.6 (1)	$(30.6) (3)	$85.7
			1.5 (2)	(4.8) (4)
				(3.7) (5)

1999	$66.8	$31.5	$5.2 (1)	$(29.1) (3)	$75.9
			2.9 (2)	(0.8) (4)
				(0.6) (5)

______________

(1) Allowance for doubtful accounts of acquired and newly consolidated companies.
(2) Miscellaneous.
(3) Principally amounts written off.
(4) Reversal of previously recorded allowances on accounts receivable.
(5) Foreign currency translation adjustment.

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

(i)

Senior Debt Indenture dated as of October 20, 2000 between the Registrant and The Bank of New York, as Trustee is incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 24, 2000.

(ii)

First Supplemental Indenture, dated August 22, 2001 between The Interpublic Group of Companies, Inc. and The Bank of New York, as trustee. is incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement Form S-4 (No. 333-74476).

(iii)

Second Supplemental Indenture dated as of December 14, 2001 between the Registrant and The Bank of New York, as Trustee is incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (No. 333-82368).

(iv)

Registration Rights Agreement dated as of December 14, 2001 between the Registrant and Salomon Smith Barney Inc., as representative of the initial purchasers named therein is incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (No. 333-82368).

(v)

Indenture, dated as of September 16, 1997 between Interpublic and The Bank of New York is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998. See Commission file number 1-6686.

(vi)

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

Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 2001 inclusive, or filed with the Registrant's Reports on Form 10-Q for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001 are incorporated by reference in this Report on Form 10-K. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 2001 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

		(i)	John J. Dooner

(a)

Supplemental Agreement, dated as of April 1, 2000 to an Employment Agreement between Registrant and John J. Dooner is incorporated by reference to Exhibit 10(b)to Registrant's Report on Form 10-Q for the quarter ended March 31, 2000. See Commission file number 1-6686.

(b)

Supplemental Agreement, dated as of January 1, 1999 to an Employment Agreement made as of January 1, 1994 between Registrant and John J. Dooner is incorporated by reference to Exhibit 10(e)to Registrant's Report on Form 10-Q for the quarter ended March 31, 1999. See Commission file number 1-6686.

(c)

Executive Severance Agreement dated January 1, 1998 between Registrant and John J. Dooner is incorporated by reference to Exhibit 10(b)to Registrant's Report on Form 10-Q for the quarter ended March 31, 1998. See Commission file number 1-6686.

(d)

Supplemental Agreement, dated as of September 1, 1997 to an Employment Agreement between Registrant and John J. Dooner is incorporated by reference to Exhibit 10(k)to Registrant's Report on Form 10-Q for the quarter ended September 30, 1997. See Commission file number 1-6686.

(e)

Supplemental Agreement made as of July 1, 1995, by and between Registrant and John J. Dooner to an Employment Agreement made as of January 1, 1994 is incorporated by reference to Exhibit 10(B)to Registrant's Report on Form 10-Q for the quarter ended September 30, 1995. See Commission file number 1-6686.

(f)

Executive Special Benefit Agreement made as of July 1, 1986 is incorporated by reference to Exhibit 10(e)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(g)

Executive Severance Agreement made as of August 10, 1987 is incorporated by reference to Exhibit 10(h)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(h)

Supplemental Agreement made as of May 23, 1990 to an to an Executive Special Benefit Agreement made as of July 1, 1986 is incorporated by reference to Exhibit 10(l)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(i)

Supplemental Agreement made as of August 10, 1992 to an Executive Severance Agreement made as of August 10, 1987 is incorporated by reference to Exhibit 10(p)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(j)

Executive Special Benefit Agreement made as of, July 1, 1992 is incorporated by reference to Exhibit 10(q)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(k)

Employment Agreement made as of January 1, 1994 is incorporated by reference to Exhibit 10(r)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(l)

Executive Special Benefit Agreement, dated as of June 1, 1994 is incorporated by reference to Exhibit 10(s)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(m)

Supplemental Agreement, dated as of July 1, 1995 to an Employment Agreement made as of January 1, 1994 between Registrant and John J. Dooner is incorporated by reference to Exhibit 10(t)to Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

		(ii)	Sean F. Orr

(a)

Supplemental Agreement, dated as of June 1, 2000 to an Executive Severance Agreement, made as of April 27, 1999 Registrant and Sean F. Orr is incorporated by reference to Exhibit 10(f) to Registrant's Report on Form 10-Q for the year ended June 30, 2000. See Commission file number 1-6686.

(b)

Supplemental Agreement, dated as of April 1, 2000 to an Employment Agreement between Registrant and Sean F. Orr is incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarter ended March 31, 2000. See Commission file number 1-6686.

(c)

Executive Severance Agreement dated as of May 1, 1999 between Registrant and Sean F. Orr is incorporated by reference to Exhibit 10(b)(i)(b) to Registrant's Report on Form 10-K for the year ended December 31, 1999. See Commission file number 1-6686.

(d)

Employment Agreement, dated as of April 27, 1999 to between Registrant and Sean F. Orr is incorporated by reference to Exhibit 10(b)(i)(a) to Registrant's Report on Form 10-K for the year ended December 31, 1999. See Commission file number 1-6686.

(e)

Executive Severance Agreement dated as of April 27, 1999 between Registrant and Sean F. Orr is incorporated by reference to Exhibit 10(b)(i)(c) to Registrant's Report on Form 10-K for the year ended December 31, 1999. See Commission file number 1-6686.

		(iii)	David A. Bell

			(a)	David A. Bell Employment Agreement dated as of January 1, 2000 between True North Communications Inc. and David A. Bell.

			(b)	Employment Agreement Amendment dated as of March 1, 2001 to an Employment Agreement dated as of January 1, 2000 between True North Communications Inc. and David A. Bell.

		(iv)	Barry R. Linsky

			(a)	Supplemental Employment Agreement dated as of March 26, 2001 between Registrant and Barry R. Linsky.

(b)

Supplemental Agreement to an Executive Special Benefit Agreement dated as of June 30, 2000 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(ii)(a) to Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(c)

Executive Special Benefit-Income Replacement Agreement dated as of June 1, 2000 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(ii)(b) to Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(d)

Executive Severance Agreement dated as of January 1, 1998 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(iv) to Registrant's Report on Form 10-K for the year ended December 31, 1998. See Commission file number 1-6686.

(e)

Supplemental Agreement dated as of August 1, 1996 to an Employment Agreement dated as of January 1, 1991 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(ii)(f) to Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(f)

Supplemental Agreement, dated as of January 1, 1996 to an Employment agreement dated January 1, 1991 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(ii)(e) to Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(g)

Supplemental Agreement, dated as of January 1, 1995 to an Employment Agreement dated as of January 1, 1991 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(ii)(d) to Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(h)

Executive Special Benefit Agreement, dated as of March 1, 1993 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(ii)(c) to Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(i)

Supplemental Agreement, dated as of August 15, 1992 to an Employment Agreement dated as of January 1, 1991 between Registrant and Barry R. Linsky is incorporated by reference to Exhibit 10(b)(ii)(a) to Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

		(v)	Bruce Nelson

(a)

Employment Agreement dated as of September 5, 2000 between Registrant and Bruce Nelson is incorporated by reference to Exhibit 10(b)(v)(a) to Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(b)

Executive Special Benefit Agreement dated as of September 1, 2000 between Registrant and Bruce Nelson is incorporated by reference to Exhibit 10(b)(v)(b) to Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(c)

Supplemental Agreement dated as of September 1, 2000 to an Executive Special Benefit Agreement dated as of January 1, 1986 between Registrant and Bruce Nelson is incorporated by reference to Exhibit 10(b)(v)(c) to Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

		(vi)	Nicholas J. Camera

			(a)	Executive Severance Agreement dated as of October 31, 1997 between Registrant and Thomas Dowling.

		(vii)	Albert Conte

			(a)	Employment Agreement dated as of February 21, 2000 between Registrant and Albert Conte.

		(viii)	Thomas Dowling

			(a)	Executive Special Benefit Agreement dated as of February 1, 2000 between Registrant and Thomas Dowling.

			(b)	Executive Special Benefit Agreement dated as of February 1, 2001 between Registrant and Thomas Dowling.

		(ix)	C. Kent Kroeber

(a)

Supplemental Agreement to an Executive Special Benefit Agreement dated as of June 30, 2000 between Registrant and C. Kent Kroeber is incorporated by reference to Exhibit 10(b)(iii)(a) to Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(b)

Executive Special Benefit-Income Replacement Agreement dated as of June 1, 2000 between Registrant and C. Kent Kroeber is incorporated by reference to Exhibit 10(b)(iii)(b) to Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

		(x)	Gunnar Wilmot

			(a)	Executive Special Benefit Agreement dated as of April 1, 1999 between Registrant and Gunnar Wilmot.

			(b)	Executive Special Benefit Agreement dated as of October 1, 1996 between Registrant and Gunnar Wilmot.

			(c)	Supplemental Agreement made as of May 23, 1990 to an Executive Special Benefit Agreement dated as of January 1, 1990 between Registrant and Gunnar Wilmot.

			(d)	Executive Special Benefit Agreement dated as of January 1, 1990 between Registrant and Gunnar Wilmot.

		(xi)	Steven Berns

			(a)	Employment Agreement dated as of August 3, 1999 between Registrant and Steven Berns.

		(xii)	Richard A. Goldstein

(a)

Richard A Goldstein Deferred Compensation Agreement, dated as of June 1, 2001 between Registrant and Richard A. Goldstein is incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001. See Commission file number 1-6686.

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

(xii)

True North Communications Inc. Stock Option Plan, incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No.1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).

(xiii)

Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan, incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No.1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).

(xiv)	True North Communications Inc. Deferred Compensation Plan.

(xv)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan.

              (d)     Loan Agreements.
(i)

Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K. Other Credit Agreements, amendments to various Credit Agreements, Supplemental Agreements, Termination Agreements, Loan Agreements, Note Purchase Agreements, Guarantees and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1999, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001 are incorporated by reference into this Report on Form 10-K. See Commission file number 1-6686.

(e)	Leases

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

13

This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 2001 which are included therein under the following headings: Financial Analysis; Management's Discussion and Analysis of Financial Condition and Results of Operations; Report of Independent Accountants; Consolidated Statement of Operations; Consolidated Balance Sheet; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity and Comprehensive Income; Notes to Consolidated Financial Statements (the aforementioned Consolidated Financial Statements together with the Notes to Consolidated Financial Statements are referred to herein as the "Consolidated Financial Statements"); Selected Financial Data for Five Years; Results by Quarter (Unaudited); and Report of Management; Executive Officers and Stockholders Information.

21	Subsidiaries of the Registrant.

23

Consent of Independent Accountants: PricewaterhouseCoopers LLP
Consent of Independent Public Accountants: J.H. Cohn LLP
Consent of Independent Accountants: Arthur Andersen LLP
Consent of Independent Accountants: Arthur Andersen LLP

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

99	The Company filed the following reports on Form 8-K during the quarter ended December 31, 2001:

(i)	Report dated December 11, 2001. Item 5 Other Events and Exhibit 99.1 Press Release.

(ii)	Report dated, December 14, 2001. Item 5 Other Events and Exhibit 99.1 Press Release.