Form 10-K/A
INTERPUBLIC GROUP OF COMPANIES INC
filed 2002-05-03
CIK 51644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               Amendment No. 1 to
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended               Commission file number
December 31, 2001                                1-6686

                    THE INTERPUBLIC GROUP OF COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                  13-1024020
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification  No.)

1271 Avenue of the Americas                          10020
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

Common Stock outstanding at March 15, 2002:  380,207,886 shares.


                                  Introduction

              This Form 10-K/A amends the Form 10-K filed by The Interpublic Group of Companies, Inc. ("Interpublic") on April 1, 2002 for the fiscal year ended December 31, 2001. This Form 10-K/A is being filed solely to set forth in a new Exhibit 13.1 certain information from Interpublic's Annual Report to Stockholders for the year ended December 31, 2001 that is required by Item 5 of
Part II of Form 10-K. This Form 10-K/A amends Item 14 of Part IV of Interpublic's original Form 10-K filing only, and all other portions of Interpublic's original 10-K filing remain in effect.


                                 PART IV


Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K

         (a) Listed below are all financial statements, financial statement schedules and exhibits filed as part of this Report on Form 10-K/A.

         1.   Financial Statements:

              See the Index to Financial Statements on page F-1.*

         2.   Financial Statement Schedule:

              See the Index to Financial Statement Schedule on page F-1.*

         3.   Exhibits:

         (Numbers used are the numbers assigned in Item 601 of Regulation S-K and the EDGAR Filer Manual. An additional copy of this exhibit index immediately precedes the exhibits filed with this Report on Form 10-K/A and the exhibits transmitted to the Commission as part of the electronic filing of the Report.)


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

         (b) Employment, Consultancy and other Compensatory Arrangements with Management.

                Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 2001 inclusive, or filed with the Registrant's Reports on Form 10-Q for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001 are incorporated by reference in this Report on Form 10-K/A. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 2001 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K/A.

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

                  (iii)  David A. Bell

                         (a) David A. Bell Employment Agreement dated as of
                             January 1, 2000 between True North Communications Inc. and David A. Bell.*

                         (b) Employment Agreement Amendment dated as of March 1,
                             2001 to an Employment Agreement dated as of January 1, 2000 between True North Communications Inc. and David A. Bell.*

                  (iv)   Barry R. Linsky

                         (a) Supplemental Employment Agreement dated as of March
                             26, 2001 between Registrant and Barry R. Linsky.*

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

                  (vi)   Nicholas J. Camera

                         (a) Executive Severance Agreement dated as of October
                             31, 1997 between Registrant and Thomas Dowling.*

                  (vii)  Albert Conte

                         (a) Employment Agreement dated as of February 21, 2000
                             between Registrant and Albert Conte.*

                  (viii) Thomas Dowling

                         (a) Executive Special Benefit Agreement dated as of
                             February 1, 2000 between Registrant and Thomas Dowling.*

                         (b) Executive Special Benefit Agreement dated as of
                             February 1, 2001 between Registrant and Thomas Dowling.*

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

                  (x)    Gunnar Wilmot

                         (a) Executive Special Benefit Agreement dated as of
                             April 1, 1999 between Registrant and Gunnar
                             Wilmot.*

                         (b) Executive Special Benefit Agreement dated as of
                             October 1, 1996 between Registrant and Gunnar Wilmot.*

                         (c) Supplemental Agreement made as of May 23, 1990 to
                             an Executive Special Benefit Agreement dated as of January 1, 1990 between Registrant and Gunnar Wilmot.*

                         (d) Executive Special Benefit Agreement dated as of
                             January 1, 1990 between Registrant and Gunnar Wilmot.*

                  (xi)   Steven Berns

                         (a) Employment Agreement dated as of August 3, 1999
                             between Registrant and Steven Berns.*

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

            (xiv)  True North Communications Inc. Deferred Compensation Plan.*

            (xv) Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan.*

        (d) Loan Agreements.

            (i) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K/A. Other Credit Agreements, amendments to various Credit Agreements, Supplemental Agreements, Termination Agreements, Loan Agreements, Note Purchase Agreements, Guarantees and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1999, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001 are incorporated by reference into this Report on Form 10-K/A. See Commission file number 1-6686.

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

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 2001 which are included therein under the following headings: Financial Highlights; Report of Management; Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity and Comprehensive Income; Notes to Consolidated Financial Statements (the aforementioned Consolidated Financial Statements together with the Notes to Consolidated Financial Statements are referred to herein as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data for Five Years; Results by Quarter (Unaudited); and Stockholders Information.*

13.1  Transfer Agent & Registrar for Common Stock.

21    Subsidiaries of the Registrant.*

23 Consent of Independent Accountants: PricewaterhouseCoopers LLP* Consent of Independent Public Accountants: J.H. Cohn LLP*
      Consent of Independent Accountants: Arthur Andersen LLP*
      Consent of Independent Accountants: Arthur Andersen LLP*

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.*

99 The Company filed the following reports on Form 8-K during the quarter ended December 31, 2001:

      (i) Report dated December 11, 2001. Item 5 Other Events and Exhibit 99.1 Press Release.

      (ii) Report dated, December 14, 2001.  Item 5 Other Events and Exhibit
           99.1 Press Release.

-----------

* Previously filed on The Interpublic Group of Companies, Inc. Annual Report on Form 10-K, filed on April 1, 2002, for the year ended December 31, 2001.

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


                                      THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                                    (Registrant)


May 2, 2002                        BY: /s/ Nicholas J. Camera
                                       -------------------------------------
                                       Nicholas J. Camera
                                       Senior Vice President,
                                       General Counsel and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 2, 2002.


         Name                        Title


     *
 ------------------------     Chairman of the Board,
     John J. Dooner, Jr.      President and Chief
                              Executive Officer (Principal
                              Executive Officer)


     *
-------------------------     Executive Vice President,
     Sean F. Orr              Chief Financial Officer
                              (Principal Financial
                              Officer) and Director


     *                        Director
-------------------------
     Frank J. Borelli


     *                        Director
-------------------------
     Reginald K. Brack


     *                        Director
-------------------------
     Jill M. Considine


     *                        Director
-------------------------
     Richard A. Goldstein


     *                        Director
-------------------------
     H. John Greeniaus


     *                        Director
-------------------------
     Michael I. Roth


     *                        Director
-------------------------
     J. Phillip Samper


     *
-------------------------     Vice President and
  Richard P. Sneeder, Jr.     Controller (Principal
                              Accounting Officer)


* By: /s/ Nicholas J. Camera
      -------------------------
      Nicholas J. Camera

      Attorney-in-Fact

---------------
* Such signature has been affixed pursuant to a Power of Attorney previously filed as an exhibit to Interpublic's Annual Report on Form 10-K, filed on April 1, 2002, for the year ended December 31, 2001 and incorporated herein by reference thereto.

                               INDEX TO DOCUMENTS



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

      (iii) Registration Rights Agreement dated as of December 14, 2001 between the Registrant and Salomon Smith Barney Inc., as representative of the initial purchasers named therein is incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (No. 333-82368).

      (iv) Second Supplemental Indenture dated as of December 14, 2001 between the Registrant and The Bank of New York, as Trustee is incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (No. 333-82368).

      (v) The Preferred Share Purchase Rights Plan as adopted on July 18, 1989 is incorporated by reference to Registrant's Registration Statement on Form 8-A dated August 1, 1989 (No. 00017904) and, as amended, by reference to Registrant's Registration Statement on Form 8 dated October 3, 1989 (No. 00106686).

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

      (b) Employment, Consultancy and other Compensatory Arrangements with Management.

             Employment and Consultancy Agreements and any amendments or supplements thereto and other compensatory arrangements filed with the Registrant's Reports on Form 10-K for the years ended December 31, 1980 through December 31, 2000 inclusive, or filed with the Registrant's Reports on Form 10-Q for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001 are incorporated by reference in this Report on Form 10-K/A. See Commission file number 1-6686. Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 2001 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K/A.

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

             (iii)  David A. Bell

                    (a) David A. Bell Employment Agreement dated as of January
                        1, 2000 between True North Communications Inc. and David
                        A. Bell.*

                    (b) Employment Agreement Amendment dated as of March 1, 2001 to an Employment Agreement dated as of January 1, 2000 between True North Communications Inc. and David A. Bell.*

             (iv)   Barry R. Linsky

                    (a) Supplemental Employment Agreement dated as of March 26,
                        2001 between Registrant and Barry R. Linsky.*

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

             (vi)   Nicholas J. Camera

                    (a) Executive Severance Agreement dated as of October 31,
                        1997 between Registrant and Thomas Dowling.*

             (vii)  Albert Conte

                    (a) Employment Agreement dated as of February 21, 2000
                        between Registrant and Albert Conte.*

             (viii) Thomas Dowling

                    (a) Executive Special Benefit Agreement dated as of February
                        1, 2000 between Registrant and Thomas Dowling.*

                    (b) Executive Special Benefit Agreement dated as of February
                        1, 2001 between Registrant and Thomas Dowling.*

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

             (x)    Gunnar Wilmot

                    (a) Executive Special Benefit Agreement dated as of April 1,
                        1999 between Registrant and Gunnar Wilmot.*

                    (b) Executive Special Benefit Agreement dated as of October
                        1, 1996 between Registrant and Gunnar Wilmot.*

                    (c) Supplemental Agreement made as of May 23, 1990 to an
                        Executive Special Benefit Agreement dated as of January 1, 1990 between Registrant and Gunnar Wilmot.*

                    (d) Executive Special Benefit Agreement dated as of January
                        1, 1990 between Registrant and Gunnar Wilmot.*

             (xi)   Steven Berns

                    (a) Employment Agreement dated as of August 3, 1999 between
                        Registrant and Steven Berns.*

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

             (xiv)  True North Communications Inc. Deferred Compensation Plan.*

             (xv) Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan.*

         (d) Loan Agreements.

             (i) Other Loan and Guaranty Agreements filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 1988 and December 31, 1986 are incorporated by reference in this Report on Form 10-K/A. Other Credit Agreements, amendments to various Credit Agreements, Supplemental Agreements, Termination Agreements, Loan Agreements, Note Purchase Agreements, Guarantees and Intercreditor Agreements filed with the Registrant's Report on Form 10-K for the years ended December 31, 1989 through December 31, 1999, inclusive and filed with Registrant's Reports on Form 10-Q for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001 are incorporated by reference into this Report on Form 10-K/A. See Commission file number 1-6686.

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

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 2001 which are included therein under the following headings: Financial Highlights; Report of Management; Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity and Comprehensive Income; Notes to Consolidated Financial Statements (the aforementioned Consolidated Financial Statements together with the Notes to Consolidated Financial Statements are referred to herein as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data for Five Years; Results by Quarter (Unaudited); and Stockholders Information.*

13.1  Transfer Agent & Registrar for Common Stock.

21    Subsidiaries of the Registrant.*

      Consent of Independent Accountants: PricewaterhouseCoopers LLP* Consent of Independent Public Accountants: J.H. Cohn LLP*
      Consent of Independent Accountants:  Arthur Andersen LLP*
      Consent of Independent Accountants:  Arthur Andersen LLP*

24 Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.*

99 The Company filed the following reports on Form 8-K during the quarter ended December 31, 2001:

      (i)    Report dated December 11, 2001. Item 5 Other Events and Exhibit
             99.1 Press Release.

      (ii)   Report dated, December 14, 2001.  Item 5 Other Events and Exhibit
             99.1 Press Release.

-----------

* Previously filed on The Interpublic Group of Companies, Inc. Annual Report on Form 10-K, filed on April 1, 2002, for the year ended December 31, 2001.