Form 10-Q
period 2002-03-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2002-05-15
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 -Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at April 30, 2002: 382,025,651 shares.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

I N D E X

PART I.    FINANCIAL INFORMATION
Item 1.	Financial Statements

Consolidated Statement of Operations
Three months ended March 31, 2002
and 2001 (unaudited)

Consolidated Balance Sheet
March 31, 2002 (unaudited) and
December 31, 2001

Consolidated Statement of Comprehensive Income
Three months ended March 31, 2002
and 2001 (unaudited)

Consolidated Statement of Cash Flows
Three months ended March 31, 2002
and 2001 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures
about Market Risk

PART II. OTHER INFORMATION

Item 2(c)	CHANGES IN SECURITIES

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(Amounts in Millions, Except Per Share Amounts)
(unaudited)

	2002	2001

REVENUE	$1,420.1	$1,675.2

OPERATING EXPENSES:
Salaries and related expenses	861.8	998.7
Office and general expenses	416.7	480.0
Amortization of intangible assets	1.5	41.9
Restructuring and other merger related costs	--	1.5

Total operating expenses	1,280.0	1,522.1

OPERATING INCOME	140.1	153.1

OTHER INCOME (EXPENSE):
Interest expense	(35.3)	(37.5)
Interest income	6.9	12.8
Other income	0.3	8.5
Investment impairment	--	(160.1)
Total other income (expense)	(28.1)	(176.3)

Income (loss) before provision for income taxes	112.0	(23.2)

Provision for income taxes	42.6	0.5

Income (loss) of consolidated companies	69.4	(23.7)

Income applicable to minority interests	(3.6)	(6.8)
Equity in net income of unconsolidated affiliates	0.9	1.7

NET INCOME (LOSS)	$ 66.7	$ (28.8)

Earnings (loss) per share:
Basic	$ 0.18	$ (0.08)
Diluted	$ 0.18	$ (0.08)

Weighted average shares:
Basic	373.0	366.1
Diluted	379.8	366.1

Cash dividends per share	$ 0.095	$ 0.095

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

ASSETS

	March 31,
	2002	December 31,
	(Unaudited)	2001
CURRENT ASSETS:
Cash and cash equivalents	$ 575.1	$ 935.2
Account receivables (net of allowance for doubtful accounts: 2002-$88.1; 2001-$90.7)	4,576.0	4,780.5
Expenditures billable to clients	402.8	333.0
Deferred taxes on income	48.0	80.0
Prepaid expenses and other current assets	333.3	338.5

Total current assets	5,935.2	6,467.2

FIXED ASSETS, AT COST:
Land and buildings	159.8	161.1
Furniture and equipment	1,100.3	1,085.8
Leasehold improvements	461.8	461.4
	1,721.9	1,708.3
Less: accumulated depreciation	(891.3)	(858.0)

Total fixed assets	830.6	850.3

OTHER ASSETS:
Investment in unconsolidated affiliates	167.8	165.0
Deferred taxes on income	484.7	492.8
Other assets and miscellaneous investments	432.1	432.5
Goodwill	3,084.8	3,004.7
Other intangible assets (net of accumulated
amortization: 2002-$25.5; 2001-$24.0)	107.9	102.2

Total other assets	4,277.3	4,197.2

TOTAL ASSETS	$11,043.1	$11,514.7

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,
	2002	December 31,
	(Unaudited)	2001
CURRENT LIABILITIES:
Accounts payable	$ 4,180.7	$ 4,525.2
Accrued expenses	1,209.0	1,316.5
Loans payable	525.4	453.1
Accrued income taxes	60.9	103.1
Dividends payable	36.2	36.0

Total current liabilities	6,012.2	6,433.9

NON-CURRENT LIABILITIES:
Long-term debt	1,239.3	1,356.8
Convertible subordinated notes	552.5	548.5
Zero-coupon convertible senior notes	576.7	575.3
Deferred compensation	376.0	376.7
Accrued postretirement benefits	55.8	54.4
Other non-current liabilities	100.0	100.5
Minority interests in consolidated subsidiaries	90.0	89.3

Total non-current liabilities	2,990.3	3,101.5

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: none
Common stock, $0.10 par value,
shares authorized: 550.0,
shares issued: 2002 - 386.7; 2001 - 385.8	38.7	38.6
Additional paid-in capital	1,775.7	1,785.2
Retained earnings	1,041.8	1,011.2
Accumulated other comprehensive loss, net of tax	(469.5)	(451.5)
	2,386.7	2,383.5

Less:
Treasury stock, at cost: 2002 - 6.1 shares; 2001 - 7.3 shares	(239.1)	(290.2)
Unamortized deferred compensation	(107.0)	(114.0)

Total stockholders' equity	2,040.6	1,979.3

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,043.1	$11,514.7

The accompanying notes are an integral part of these financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31,
(Amounts in Millions)
(unaudited)

	2002	2001

Net Income (Loss)	$ 66.7	$(28.8)

Foreign Currency Translation Adjustments	(18.5)	(87.4)

Unrealized Holding Gains/(Losses) on Securities
Unrealized holding gains	0.9	--
Tax expense	(0.4)	--
Unrealized holding losses	--	(7.7)
Tax benefit	--	3.2

Reclassification of unrealized loss to net earnings	--	89.4
Tax benefit	--	(37.5)
Unrealized holding gains/(losses) on securities	0.5	47.4

Comprehensive Income (Loss)	$ 48.7	$(68.8)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
(Amounts in Millions)
(unaudited)
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 66.7	$ (28.8)
Adjustments to reconcile net income (loss) to
cash used in operating activities:
Depreciation and amortization of fixed assets	48.7	51.8
Amortization of intangible assets	1.5	41.9
Amortization of restricted stock awards and bond discounts	18.4	15.2
Provision for (benefit of) deferred income taxes	42.3	(60.3)
Undistributed equity earnings	(0.9)	(1.7)
Income applicable to minority interests	3.6	6.9
Investment impairment	--	160.1
Other	(0.1)	(4.9)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	156.5	410.3
Expenditures billable to clients	(72.0)	(55.1)
Prepaid expenses and other current assets	0.3	(54.2)
Accounts payable, accrued expenses and other current liabilities	(419.1)	(1,082.6)
Accrued income taxes	(41.4)	(28.5)
Other non-current assets and liabilities	1.0	17.1

Net cash used in operating activities	(194.5)	(612.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(65.3)	(66.5)
Capital expenditures	(34.8)	(60.7)
Proceeds from sales of businesses	0.2	11.3
Proceeds from sales of long-term investments	33.2	6.4
Purchases of long-term investments	(32.7)	(6.0)
Maturities of short-term marketable securities	11.2	10.8
Purchases of short-term marketable securities	(4.3)	(22.8)
Other investments and miscellaneous assets	(6.7)	(23.2)

Net cash used in investing activities	(99.2)	(150.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term bank borrowings	72.6	716.8
Proceeds from long-term debt	7.3	102.7
Payments of long-term debt	(124.0)	(170.8)
Treasury stock acquired	(2.2)	(62.3)
Issuance of common stock	26.0	36.9
Cash dividends - Interpublic	(36.0)	(29.4)
Cash dividends - pooled companies	--	(7.5)

Net cash provided by (used in) financing activities	(56.3)	586.4

Effect of exchange rates on cash and cash equivalents	(10.1)	(35.9)

Decrease in cash and cash equivalents	(360.1)	(213.0)
Cash and cash equivalents at beginning of year	935.2	844.6

Cash and cash equivalents at end of period	$ 575.1	$ 631.6

The accompanying notes are an integral part of these consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

1.

Basis of Presentation
In the opinion of management, the financial statements included herein contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company" or "Interpublic") December 31, 2001 Annual Report to Stockholders. The operating results for the first three months of the year are not necessarily indicative of the results for the year or other interim periods.

Certain prior year amounts have been reclassified to conform with current year presentation. Additionally, as discussed in Note 4 below, the consolidated statement of operations is not comparable to the prior year reflecting a change in accounting principle pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

2.	Restructuring And Other Merger Related Costs

Following the completion of the True North acquisition in June 2001, the Company initiated a series of operational initiatives focusing on: a) the integration of the True North operations and the identification of synergies and savings, b) the realignment of certain Interpublic businesses and c) productivity initiatives to achieve higher operating margins. As a result of the operational initiatives, the combined Company has been organized into four global operating groups. Three of these groups, McCann-Erickson WorldGroup, an enhanced FCB Group and a new global marketing resource called The Partnership, provide a full complement of global marketing services and marketing communication services. The fourth group, Advanced Marketing Services, focuses on expanding the Company's operations in the area of specialized marketing communications and services.

In connection with the operational initiatives, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in 2001 in connection with the plan was $645.6.

A summary of the remaining liability for restructuring and other merger related costs is as follows:

	Balance at December 31, 2001	Cash paid through March 31, 2002	Liability at March 31, 2002
TOTAL BY TYPE
Severance and termination costs	$154.0	$59.6	$ 94.4
Lease termination and other exit costs	157.1	21.7	135.4
Total	$311.1	$81.3	$229.8

The severance and termination costs related to approximately 6,800 employees who have been, or will be, terminated. As of March 31, 2002, approximately 6,200 of those identified had been terminated. The remaining employees are expected to be terminated by the middle of the year 2002. A significant portion of severance liabilities are expected to be paid out over a period of up to one year. The employee groups affected include all levels and functions across the Company: executive, regional and account management, administrative, creative and media production personnel. Approximately half of the 6,800 headcount reductions relate to the U.S., one third relate to Europe (principally the UK, France and Germany), with the remainder relating to Latin America and Asia Pacific.

Lease termination costs, net of estimated sublease income, relate to the offices that have been or will be vacated as part of the restructuring. The Company plans to downsize or vacate approximately 180 locations and expects that all leases will have been terminated or subleased by the middle of the year 2002; however, the cash portion of the charge will be paid out over a period of up to five years. The geographical distribution of offices to be vacated is similar to the geographical distribution of the severance charges. Lease termination and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

related costs include write-offs related to the abandonment of leasehold improvements as part of the office vacancies.

Other exit costs relate principally to the impairment loss on sale or closing of certain business units in the U.S. and Europe. In the aggregate, the businesses being sold or closed represent an immaterial portion of the revenue and operating profit of the Company. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. Approximately one half of the sales or closures had occurred by March 2002, with the remaining to occur by the middle of the year 2002.

3.

Investment Impairment
During the first quarter of 2001, the Company recorded a charge of $160.1 related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The impairment charge adjusted the carrying value of investments to the estimated market value.

4.

New Accounting Standards
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). These statements were effective for fiscal years beginning after December 15, 2001. Under the new standards, the purchase method of accounting is required for all business combinations initiated after June 30, 2001 and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

During the first quarter of 2002, the Company performed the required impairment tests of goodwill and determined that there was no impairment required to be recognized upon adoption. The Company estimates that, based on its current intangible assets, amortization expense will be approximately $6.0 to $8.0 in each of the next five years.

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:

	2002	2001
Reported net income (loss)	$66.7	$(28.8)
Add back: goodwill amortization, net of tax	--	35.3
Adjusted net income	$66.7	$ 6.5

Basic earnings (loss) per share:
Reported net income (loss)	$0.18	$(0.08)
Add back: goodwill amortization, net of tax	--	0.10
Adjusted net income	$0.18	$ 0.02

Diluted earnings (loss) per share:
Reported net income (loss)	$0.18	$(0.08)
Add back: goodwill amortization, net of tax	--	0.10
Adjusted net income	$0.18	$ 0.02

In June 2001, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") was issued. SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS 143 requires an increase in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the assets useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have an impact on the Company's financial position or results of operations.

In August 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144") was issued. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets to be Disposed of ("SFAS 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also amends ARB (Accounting Research Bulletins) No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS 121. Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have an impact on the Company's financial position or results of operations.

In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 establishes that reimbursements received for certain out-of-pocket expenses should be reported as revenue and operating expenses in the statement of operations. Historically, the Company classified reimbursed out-of-pocket expenses as a reduction of operating expenses. The Company has adopted this guidance effective the first quarter of fiscal year 2002.

5.

Derivative and Hedging Instruments
Interest Rate Swaps
At March 31, 2002, the Company had outstanding interest rate swap agreements covering all of the $500.0, 7.875% notes due October 2005. The fair value of the hedges at March 31, 2002 was approximately $4.8.

Hedges of Net Investments
The Company has repaid the Euro borrowings that, as of December 31, 2001, had been designated as a hedge of a net investment.

Forward Contracts
As of March 31, 2002, the Company had contracts covering approximately $65 of notional amount of currency. Substantially, all of these contracts expired by mid-April 2002. As of March 31, 2002, the fair value of the forward contracts was a gain of $0.3.

Other
The Company has two embedded derivative instruments under the terms of the offering of Zero-Coupon Convertible Notes. At March 31, 2002, the fair value of the two derivatives was negligible.

6.

Segment Information
The Company is organized into four global operating groups: a) McCann-Erickson WorldGroup ("McCann"), b) the FCB Group ("FCB"), c) The Partnership and d) Advanced Marketing Services ("AMS"). Each of McCann, FCB, The Partnership and AMS operate with the same business objective which is to provide clients with a wide variety of services that contribute to the delivery of a message and to the maintenance or creation of a brand. However, the Partnership and AMS historically have had lower gross margins than the Company average. The four global operating groups share numerous clients, have similar cost structures, provide services in a similar fashion and draw their employee base from the same sources. The annual margins of each of the four groups may vary due to global economic conditions, client spending and specific circumstances such as the Company's restructuring activities. However, based on the respective future prospects of McCann,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

FCB, The Partnership and AMS, the Company believes that the long-term average gross margin of each of these four groups will converge over time. Given the similarity of the operations, the four groups have been aggregated.

7.

Commitments and Contingencies
The Company is involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company believes that the outcome of such proceedings or claims will not have a material adverse effect on the Company.

Item 2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

RESULTS OF OPERATIONS

All amounts discussed below are reported in accordance with generally accepted accounting principles ("GAAP") unless otherwise noted. In certain discussions below, the Company has provided comparative comments based on net income and expense amounts excluding non-recurring items (which are described in Non-Recurring Items below). Such amounts do not reflect GAAP; however, management believes they are a relevant and useful measure of financial performance.

The Company's results of operations are dependent upon: a) maintaining and growing its revenue, b) the ability to obtain new clients, c) the continuous alignment of its costs to its revenue and d) retaining key personnel. Revenue is also highly dependent on overall worldwide economic conditions. During the first quarter of 2002, the Company continued to feel the effects of the general recessionary conditions on demand for its marketing services. The Company believes that any improvement is likely to be gradual throughout the year.

The Company's restructuring plan is yielding savings at better than expected levels. Barring further economic downturn, should the Company's revenue for the full year 2002 remain even with the full year 2001, its 2002 earnings per share will reflect double-digit growth over the 2001 earnings per share excluding non-recurring items.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

The Company reported net income of $66.7 or $0.18 diluted earnings per share and a net loss of $28.8 or $0.08 loss per share for the three months ended March 31, 2002 and 2001, respectively. Net income excluding non-recurring items was $76.5 or $0.20 diluted earnings per share for the three months ended March 31, 2001.

The following table sets forth net income (loss) as reported and excluding non-recurring items:
	Three Months Ended March 31,
	2002	2001
Net Income (Loss)
Net income (loss), as reported	$66.7	$ (28.8)

Less non-recurring items:
Restructuring and other merger related costs	--	(1.5)
Investment impairment	--	(160.1)
Tax effect of above items	--	56.3
Total non-recurring items	--	(105.3)

Net income, excluding non-recurring items	$66.7	$ 76.5

Revenue
Worldwide revenue for the three months ended March 31, 2002 was $1,420.1, a decrease of $255.1 or 15.2% from the three months ended March 31, 2001. Domestic revenue, which represented 58% of revenue in the three months ended March 31, 2002, decreased $186.9 or 18.4% from the same period in 2001. International revenue, which represented 42% of revenue in the three months ended March 31, 2002, decreased $68.3 or 10.4% from the same period in 2001. International revenue would have decreased 7.7% excluding the effects of changes in foreign currency. The decrease in worldwide revenue was primarily a result of reduced demand for advertising and marketing services by current clients due to the weak economy, the loss of the Chrysler account in the fourth quarter of 2000 and the loss of accounts of Pepsi owned brands. The total revenue decrease of (15.2)% was due to: net acquisitions/divestitures (0.5)%, impact of foreign currency changes (0.9)%, impact of the loss of the Chrysler

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

account and loss of accounts of Pepsi owned brands (1.0)% and organic revenue decline (12.8)%. Organic changes in revenue are based on increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

The Company is a worldwide global marketing services company, providing clients with communications expertise in four broad areas: a) advertising and media management, b) marketing communications, which includes client relationship management (direct marketing), public relations, sales promotion, event marketing, on-line marketing and healthcare marketing, c) marketing intelligence, which includes custom marketing research, brand consultancy and database management and d) marketing services, which includes sports and entertainment marketing, corporate meetings and events, retail marketing and other marketing and business services.

The following table sets forth the estimated revenue breakdown by type of service offering. Management of the Company believes that this breakdown is a useful measure of the types of global marketing services provided. This presentation does not represent the way in which the Company is organized or managed since most of the services are offered by each of the Company's global operating groups:
	Three Months Ended March 31,
	2002	2001
Advertising and Media Management	$ 843.5	$1,020.1
Marketing Communications	384.8	446.0
Marketing Intelligence	102.3	105.6
Marketing Services	89.5	103.5
Total Revenue	$1,420.1	$1,675.2

Operating Expenses
Worldwide operating expenses for the three months ended March 31, 2002 decreased $242.1 or 15.9% to $1,280.0 compared to the three months ended March 31, 2001. Worldwide operating expenses excluding non-recurring items for the three months ended March 31, 2002 decreased $240.6 or 15.8% compared to the three months ended March 31, 2001. The decrease in worldwide operating expenses reflects the benefit of the Company's 2001 restructuring plan and other operating cost reduction initiatives, and a decrease in amortization of intangible assets as a result of adoption of the new accounting pronouncement related to goodwill amortization (see Note 4). The decrease of (15.8)% was due to: net acquisitions/divestitures (0.5)%, impact of foreign currency changes (1.0)%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.5)% and reductions in operating expenses from existing operations (13.8)%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 61% of revenue. Salaries and related expenses for the three months ended March 31, 2002 decreased $136.9 to $861.8 compared to the three months ended March 31, 2001. The decrease is primarily a result of lower headcount, which was reduced to 53,000 at March 31, 2002 compared with 60,700 at March 31, 2001 as a result of the Company's 2001 restructuring plan. The decrease of (13.7)% was due to: net acquisitions/divestitures (0.7)%, impact of foreign currency changes (0.9)%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.4)% and reductions in salaries and related expenses from existing operations (11.7)%.

Office and general expenses decreased $63.3 or 13.2% in the three months ended March 31, 2002 to $416.7 compared to $480.0 in the three months ended March 31, 2001. The decrease was due primarily to the impact of foreign currency changes, the impact of the loss of the Chrysler and accounts of Pepsi owned brands and the benefit of the Company's 2001 restructuring plan initiatives, including reduced travel and entertainment costs and reduced office rental and supplies costs. The decrease of (13.2)% was due to: net acquisitions/divestitures (0.5)%, impact of foreign currency changes (1.2)%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.7)% and reductions in office and general expenses from existing operations (10.8)%.

Amortization of intangible assets was $1.5 in the three months ended March 31, 2002 compared with $41.9 in the first quarter of 2001. The decrease is a result of the adoption of the new standard on accounting for goodwill and

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

other intangible assets effective January 1, 2002. Although SFAS 142 does not require that previously reported numbers be restated, amortization of intangible assets would have been $0.9 million for the first quarter of 2001 under the new standard (see Note 4).

NON-RECURRING ITEMS

RESTRUCTURING AND OTHER MERGER RELATED COSTS
Following the completion of the True North acquisition in June 2001, the Company initiated a series of operational initiatives focusing on: a) the integration of the True North operations and the identification of synergies and savings, b) the realignment of certain Interpublic businesses and c) productivity initiatives to achieve higher operating margins. As a result of the operational initiatives, the combined Company has been organized into four global operating groups. Three of these groups, McCann-Erickson WorldGroup, an enhanced FCB Group and a new global marketing resource called The Partnership, provide a full complement of global marketing services and marketing communication services. The fourth group, Advanced Marketing Services, focuses on expanding the Company's operations in the area of specialized marketing communications and services.

In connection with the operational initiatives, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in 2001 in connection with the plan was $645.6.

A summary of the remaining liability for restructuring and other merger related costs is as follows:
	Balance at December 31, 2001	Cash paid through March 31, 2002	Liability at March 31, 2002
TOTAL BY TYPE
Severance and termination costs	$154.0	$59.6	$ 94.4
Lease termination and other exit costs	157.1	21.7	135.4
Transaction costs	--	--	--
Total	$311.1	$81.3	$229.8

The severance and termination costs relate to approximately 6,800 employees who have been, or will be, terminated. As of March 31, 2002, approximately 6,300 of those identified had been terminated. The remaining employees are expected to be terminated by the middle of the year 2002. A significant portion of severance liabilities are expected to be paid out over a period of up to one year. The employee groups affected include all levels and functions across the Company: executive, regional and account management, administrative, creative and media production personnel. Approximately half of the 6,800 headcount reductions relate to the U.S., one third relate to Europe (principally the UK, France and Germany), with the remainder relating to Latin America and Asia Pacific.

Lease termination costs, net of estimated sublease income, relate to the offices that have been or will be vacated as part of the restructuring. The Company plans to downsize or vacate approximately 180 locations and expects that all leases will have been terminated or subleased by the middle of the year 2002; however, the cash portion of the charge will be paid out over a period of up to five years. The geographical distribution of offices to be vacated is similar to the geographical distribution of the severance charges. Lease termination and related costs include write-offs related to the abandonment of leasehold improvements as part of the office vacancies.

Other exit costs relate principally to the impairment loss on sale or closing of certain business units in the U.S. and Europe. In the aggregate, the businesses being sold or closed represent an immaterial portion of the revenue and operating profit of the Company. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. Approximately one half of the sales or closures had occurred by March 2002, with the remaining to occur by the middle of the year 2002.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

INVESTMENT IMPAIRMENT

During the first quarter of 2001, the Company recorded a charge of $160.1 related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The impairment charge adjusted the carrying value of investments to the estimated market value.

At March 31, 2002, the Company had approximately $137 of investments, of which approximately $54 represents less than 20% owned and are accounted for on the cost basis and approximately $83 represents available-for-sale securities.

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense was $35.3 in the first three months of 2002 compared with $37.5 in the first quarter of 2001. The decrease was primarily due to lower interest rates paid on short-term borrowings, the benefit of interest rate swap agreements covering all of the $500.0, 7.875% notes and the issuance and sale of the Zero-Coupon Convertible Notes in December 2001. The Company used the net proceeds of $563.5 from the Zero-Convertible Notes to repay indebtedness under the Company's credit facilities.

Interest Income
Interest income was $6.9 for the three months of 2002 compared with $12.8 in the same period of 2001. The decrease in 2002 is primarily due to lower interest rates and lower average cash balances primarily resulting from the lower earnings levels.

Other Income
Other income primarily consists of investment income, gains from the sale of businesses and gains (losses) from the sale of investments, primarily marketable securities classified as available-for-sale. Other income was $0.3 for the first three months of 2002 compared with $8.5 for the first three months of 2001. The prior year included gains on the sale of a marketing services affiliate in Europe and some non-core marketing services affiliates in the U.S.

OTHER ITEMS
The Company's effective income tax rate was 38.0% for the first quarter of 2002 and 2.2% for the first quarter of 2001. The 2001 effective tax rate was impacted by the lower tax benefit rate on the investment impairment charge. Excluding non-recurring items, the effective income tax rate was 38.0% for the first three months of 2002 compared to 41.0% for the first three months of 2001. The 2002 effective income tax rate was impacted by the reduced amount of nondeductible goodwill amortization. The primary difference between the effective tax rate and the statutory federal rate of 35% in 2002 is due to state and local taxes.

Income applicable to minority interests was $3.6 in the first three months of 2002 compared to $6.8 in the first three months of 2001. The decrease in the first three months of 2002 was primarily due to lower operating results of certain operations in Europe and Asia Pacific and the sale of a majority owned affiliate in the U.S.

Equity in net income of unconsolidated affiliates was $0.9 in the first three months of 2002 compared to $1.7 in the first three months of 2001. The reduction is primarily due to reduced earnings of our unconsolidated affiliates, principally in Europe.

Derivative and Hedging Instruments
Interest Rate Swaps
At March 31, 2002, the Company had outstanding interest rate swap agreements covering all of the $500.0, 7.875% notes due October 2005. The fair value of the hedges at March 31, 2002 was $5.

Hedges of Net Investments
The Company has repaid the Euro borrowings that, as of December 31, 2001, had been designated as a hedge of a net investment.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Forward Contracts
As of March 31, 2002, the Company had contracts covering approximately $65 of notional amount of currency. Substantially, all of these contracts expired by mid-April 2002. As of March 31, 2002, the fair value of the forward contracts was a gain of $0.3.

Other
The Company has two embedded derivative instruments under the terms of the offering of Zero-Coupon Convertible Notes. At March 31, 2002, the fair value of the two derivatives was negligible.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, cash and cash equivalents were $575.1, a decrease of $360.1 from the December 31, 2001 balance of $935.2. The March 31, 2002 cash position was impacted by the severance and lease termination costs paid in connection with the Company's restructuring plan. The Company collects funds from clients on behalf of media outlets resulting in cash receipts and disbursements at levels substantially exceeding its revenue. Therefore, the working capital amounts reported on its balance sheet and cash flows from operating activities reflect the "pass-through" of these items.

Cash flow provided from operating activities, supplemented by seasonal short-term borrowings and long-term credit facilities finance the operating, acquisition and capital expenditure requirements of the Company, in addition to dividend payments and repurchases of common stock.

Operating Activities
Cash flow from operations and borrowings under existing credit facilities, and refinancings thereof, have been the primary sources of the Company's working capital, and management believes that they will continue to be so in the future.

Net cash used by operating activities was $194.5 and $612.8 for the three months ended March 31, 2002 and 2001, respectively. The decrease in cash used for the first three months of 2002 was primarily attributable to the reduction of cash used for working capital partially offset by payments made in connection with the Company's restructuring plan. The Company paid $81.3 related to severance and lease termination costs. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due for media on a timely basis. Other uses of working capital include acquisitions, capital expenditures, disbursements for severance and lease terminations related to the Company's restructuring activities, repurchase of the Company's common stock and payment of cash dividends.

Investing Activities
The Company pursues acquisitions to complement and enhance its service offerings. In addition, the Company seeks to acquire businesses similar to those already owned to expand its geographic scope to better serve new and existing clients. Acquisitions have historically been funded using stock, cash or a combination of both.

During the first three months of 2002 and 2001, the Company paid $65.3 and $66.5, respectively, in cash for new acquisitions and earn out payments for previous acquisitions including payments for a number of specialized marketing and communications services companies.

The Company's capital expenditures in the first three months of 2002 were $34.8 compared to $60.7 in the first three months of 2001. The primary purposes of these expenditures were to upgrade computer and telecommunications systems and to modernize offices.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Financing Activities
Total debt at March 31, 2002 was $2,893.9, a decrease of $39.8 from December 31, 2001. The Company's bank-provided revolving credit agreements include financial covenants that set maximum levels of debt as a function of EBITDA and minimum levels of EBITDA as a function of interest expense (as defined in these agreements).

The Company's term loan agreements also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements).

At March 31, 2002, the Company was in compliance with all of its financial covenants, with the most restrictive being that of cash flow to borrowed funds, the ratio of which is required to exceed .25 to 1.

The Company expects to renew its 364-day, $500.0 bank facility prior to its maturity in June 2002. At March 31, 2002, there were no borrowings under this facility.

Other
During the first three months of 2001, the Company purchased approximately 1.1 million shares of its common stock. Since July 2001, the Company has not repurchased its common stock in the open market as its current holdings of treasury shares are sufficient to meet its needs for various compensation plans.

The Company has paid cash dividends at a quarterly rate of $0.095 per share since the second quarter of 2000, when it was increased from $0.085 per share. The determination of dividend payments is made by the Company's Board of Directors on a quarterly basis.

Based on current demand for the Company's services and the global economic environment, the Company believes that its cash flow from operations, together with its existing lines of credit and cash on hand, is sufficient to provide for the liquidity needs of its business. At March 31, 2002, the Company's committed credit facilities were $875.0 of which $34.5 was utilized at March 31, 2002. In addition, the Company has had success in the past accessing the debt markets for increased liquidity. Unanticipated decreases in cash flow from operations as a result of decreased demand for our services and other developments, including those described in the "Cautionary Statement" below, may require the Company to seek other sources of liquidity and modify its operating strategies.

OTHER MATTERS

Argentina
As a result of the devaluation of the Argentine peso in recent months, the Company's cumulative translation adjustment balance for its Argentine operation reflected a reduction in stockholders' equity of approximately $10 for the quarter ended March 31, 2002. The Company expects to maintain its strategic investment in Argentina for the long-term. Accordingly, the Company does not currently consider its investment in Argentina to be permanently impaired.

New Accounting Standards
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new standards, the purchase method of accounting is required for all business combinations initiated after June 30, 2001 and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

During the first quarter of 2002, the Company performed the first of the required impairment tests of goodwill and determined that there was no impairment required to be recognized upon adoption.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:

	2002	2001
Reported net income (loss)	$66.7	$(28.8)
Add back: goodwill amortization, net of tax	--	35.3
Adjusted net income	$66.7	$ 6.5

Basic earnings (loss) per share:
Reported net income (loss)	$0.18	$(0.08)
Add back: goodwill amortization, net of tax	--	0.10
Adjusted net income	$0.18	$ 0.02

Diluted earnings (loss) per share:
Reported net income (loss)	$0.18	$(0.08)
Add back: goodwill amortization, net of tax	--	0.10
Adjusted net income	$0.18	$ 0.02

In June 2001, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") was issued. SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the assets' useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have an impact on the Company's financial position or results of operations.

In August 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144"), was issued. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets to be Disposed of ("SFAS 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also amends ARB (Accounting Research Bulletins) No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS 121. Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have an impact on the Company's financial position or results of operations.

In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 establishes that reimbursements received for certain out-of-pocket expenses should be reported as revenue and operating expenses in the statement of operations. Historically, the Company classified reimbursed out-of-pocket expenses as a reduction of operating expenses. The Company has adopted this guidance effective the first quarter of fiscal year 2002.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to interest rates and foreign currencies.

Interest Rates
At March 31, 2002, a significant portion of the Company's debt obligations were at fixed interest rates. Accordingly, for the fixed rate debt, assuming the fixed rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by approximately $24 on an annual basis if market rates were to increase by 10% and would increase by approximately $26 on an annual basis if market rates were to decrease by 10%. For that portion of the debt that is either maintained at variable rates or is swapped into variable rates, based on amounts and rates outstanding at March 31, 2002, the change in interest expense and cash flow from a 10% change in rates would be approximately $5 on an annual basis.

Foreign Currencies
The Company faces two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity section of the balance sheet. The Company's foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currency of the Company's foreign operations is generally the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders' equity and does not impact operating results. Revenues and expenses in foreign currencies translate into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect the Company's consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations. The Company has generally not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

CAUTIONARY STATEMENT
This document contains forward-looking statements. Interpublic's representatives may also make forward-looking statements orally from time to time. Statements in this document that are not historical facts, including statements about Interpublic's beliefs and expectations, particularly regarding recent business and economic trends, the integration of acquisitions and restructuring costs, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and therefore undue reliance should not be placed on them. Forward-looking statements speak only as of the date they are made, and Interpublic undertakes no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, those associated with the effects of national and regional economic conditions, Interpublic's ability to attract new clients and retain existing clients, the financial success of Interpublic's clients, developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world, and the successful completion and integration of acquisitions which complement and expand Interpublic's business capabilities.

One of Interpublic's business strategies is to acquire businesses that complement and expand Interpublic's current business capabilities. Accordingly, Interpublic is usually engaged in evaluating potential acquisition candidates. Interpublic is frequently engaged in a number of preliminary discussions that may result in one or more substantial acquisitions. These acquisition opportunities require confidentiality and from time to time give rise to bidding scenarios that require quick responses by Interpublic. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of Interpublic's securities.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Moreover, the success of recent or contemplated future acquisitions will depend on the effective integration of newly-acquired businesses into Interpublic's current operations. Important factors for integration include realization of anticipated synergies and cost savings and the ability to retain and attract new personnel and clients.

This document also contains financial information calculated excluding certain types of items. In addition, Interpublic's representatives may from time to time refer to financial information excluding certain types of items. Because such financial information by its very nature departs from traditional accounting conventions, this information should not be viewed as a substitute for the information prepared by Interpublic in accordance with Generally Accepted Accounting Principles, including the balance sheets and statements of income and cash flow contained in Interpublic's quarterly report filed with the SEC on Form 10-Q.

Investors should evaluate any statements made by Interpublic in light of these important factors.

PART II - OTHER INFORMATION

Item 2(c).                  CHANGES IN SECURITIES

       (1)  On December 21, 2001 (the "Closing Date"), a subsidiary of the Registrant acquired 60% of the stock of a company. In consideration for the acquisition, the Registrant paid to the company's two shareholders on the Closing Date $367,647 in cash and on January 9, 2002, effective as of the Closing Date, Registrant issued 12,588 shares of its Common Stock, $.10 par value per share (the "Interpublic Stock") to both shareholders. The shares of Interpublic Stock had a market value of $367,647 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based on the sophistication of the shareholders of the acquired company. The shareholders had access to all the documents filed by the Registrant with the Securities and Exchange Commission ("the SEC"), including the Company's i) Annual Report and Form 10-K for the year ended 2000, ii) Quarterly Reports on Form 10-Q for 2001, iii) Reports on Form 8-K for 2001, and iv) Proxy Statement for the 2001 Annual Meeting of Stockholders).

       (2)  On January 11, 2002, a subsidiary of the Registrant acquired 100% of the shares of a company in consideration for which Registrant paid $110,132 in cash and issued 3,805 shares of Interpublic Stock to the two shareholders of the acquired company. The shares of Interpublic Stock had a market value of $108,518.60 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

       (3)  On January 15, 2002, the Registrant paid $2,488,000 and issued 85,091 shares of Interpublic Stock to the seventeen former shareholders, of a company, the assets of which were acquired by Registrant in the second quarter of 1995. This represented a deferred payment of purchase price. The shares of Interpublic Stock were valued at $2,488,000 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the shareholders of the company that sold its business to the Registrant. Those shareholders had access to all documents filed by the Registrant with the SEC, including (i) the Company's Annual Report and Form 10-K for the year ended 2000, (ii) Quarterly Reports on Form 10-Q for 2001, (iii) Reports on Forms 8-K for 2001 and 2002, and (iv) Proxy Statement for the 2001 Annual Meeting of Stockholders.

       (4)  On January 31, 2002, the Registrant paid $5,976,000 in cash and issued 553 shares of Interpublic Stock to two former shareholders of a company that was acquired in the fourth quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $15,235 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based upon the status of the acquired company's former shareholders as accredited investors.

       (5)  On February 1, 2002, the Registrant issued 14,861 shares of Interpublic Stock to one of the former shareholders of a company which was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $436,170.35 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

       (6)  On February 6, 2002, the Registrant issued 9,103 shares of Interpublic Stock and on February 8, 2002 paid $998,760 in cash to one of the former shareholders of a company which was acquired in the third quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $257,159.75 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

       (7)  On February 14, 2002, a subsidiary of the Registrant acquired 49% of the stock of a company in consideration for which the Registrant paid $268,484 in cash and issued 27,240 shares of Interpublic Stock to the two shareholders of the acquired company. The shares of Interpublic Stock had a market value of $688,121 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the company's shareholders. The shareholders had access to all the documents filed by the Registrant with the SEC, including the Company's i) Annual Report and Form 10-K for the year ended 2000, ii) Quarterly Reports on Form 10-Q for 2001, iii) Reports on Form 8-K for 2001 and 2002, and iv) Proxy Statement for the 2001 Annual Meeting of Stockholders).

       (8)  On February 15, 2002, the Registrant issued 6,775 shares of Interpublic Stock to one of the two former shareholders of a company which was acquired on August 20, 1999 and also paid that shareholder $181,000 in cash. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $180,941 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder. The shareholder had access to all the documents filed by the Registrant with the SEC, including i) the Company's Annual Report and Form 10-K for the year ended 2000, ii) Quarterly Reports on Form 10-Q for 2001, iii) Reports on Form 8-K for 2001 and 2002, and iv) Proxy Statement for the 2001 Annual Meeting of Stockholders.

       (9)  On March 11, 2002, the Registrant issued 116,742 shares of Interpublic Stock to the two former shareholders of a company which was acquired on January 21, 2000 and also paid them an aggregate of $4,993,000 in cash. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $3,328,898 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders. The shareholders had access to all the documents filed by the Registrant with the SEC, including i) the Company's Annual Report and Form 10-K for the year ended 2000, ii) Quarterly Reports on Form 10-Q for 2001, iii) Reports on Form 8-K for 2001 and 2002, and iv) Proxy Statement for the 2001 Annual Meeting of Stockholders.

       (10)  On March 29, 2002, the Registrant paid $2,038,000 in cash and effective March 29, 2002 (the "Effective Date") issued 6,760 shares of Interpublic Stock to the four shareholders of a company, the assets of which were acquired in the first quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $226, 432 on the Effective Date.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the four shareholders that own shares of the company that sold its business to the Registrant. The shareholders of that company had access to all the documents filed by the Registrant with the SEC, including i) the Company's Annual Report and Form 10-K for the year ended 2000, (ii) Quarterly Reports on Form 10-Q for 2001, (iii) Reports on Form 8-K for 2001 and 2002, and (iv) Proxy Statement for the 2001 Annual Meeting of Stockholders.

       (11)  On March 29, 2002, the Registrant paid $4,027,000 in cash and effective March 29, 2002 (the "Effective Date") the Registrant issued 40,072 shares of Interpublic Stock to one of the two former shareholders of a company which was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic were valued at $1,342,327 on the Effective Date.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based upon the status as an accredited investor of the former shareholder of the acquired company.

       (12)  On March 29, 2002, the Registrant paid $2,381,754 in cash and effective March 29, 2002 (the "Effective Date"), issued 23,733 shares of Interpublic Stock to the three stockholders of two affiliated companies, the assets of which were acquired by Registrant in the fourth quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $793,918 on the Effective Date.

The shares of Interpublic Stock were issued without registration in reliance on Section 4(2) under the Securities Act, based upon the status as accredited investors of the three stockholders of the companies that sold their businesses to the Registrant.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K.
(a)	EXHIBITS

EXHIBIT NO.	DESCRIPTION

10(iii)(A)(1)	Employment Agreement, made as of November 1999 between The Interpublic Group of Companies, Inc. ("Interpublic") and Thomas Dowling.

10 (iii)(A)(2)	Employment Agreement, made as of January 28, 2002 between Interpublic and Philippe Krakowsky.

11	Statement re: Computation of Per Share Earnings.

(b)	REPORTS ON FORM 8-K.
The following Reports on Form 8-K were filed during the quarter ended March 31, 2002.

1)	Report, dated February 11, 2002. Item 5 Other Events and Item 7 Exhibits, Exhibit 99.1 Press Release.

2)	Report, dated February 28, 2002. Item 5 Other Events. Item 7 Exhibits, Exhibit 99.1 Press Release.

3)	Report, dated February 28, 2002. Item 9 Regulation FD Disclosure.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

Date: May 14, 2002	BY /S/ JOHN J. DOONER, JR.
JOHN J. DOONER, JR
Chairman of the Board, President
and Chief Executive Officer

Date: May 14, 2002	BY /S/ SEAN F. ORR
SEAN F. ORR
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10(iii)(A)(1)	Employment Agreement, made as of November 1999 between The Interpublic Group of Companies, Inc. ("Interpublic") and Thomas Dowling.

10 (iii(A)(2)	Employment Agreement, made as of January 28, 2002 between Interpublic and Philippe Krakowsky.

11	Statement re: Computation of Per Share Earnings.