Form 10-K/A
INTERPUBLIC GROUP OF COMPANIES INC
filed 2002-06-03
CIK 51644

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

                               Amendment No. 2 to
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $11,754,189,540 as of April 30, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock outstanding at April 30, 2002:  380,640,853 shares.


                                  Introduction

              This Form 10-K/A amends the Form 10-K filed by The Interpublic Group of Companies, Inc. ("Interpublic") on April 1, 2002 for the fiscal year ended December 31, 2001, as amended by the Form 10-K/A filed by Interpublic on May 3, 2002. This Form 10-K/A is being filed solely to set forth in a new
Exhibit 21.1 information regarding certain subsidiaries of Interpublic that was inadvertently omitted from the Form 10-K originally filed by Interpublic on April 1, 2002 for the fiscal year ended December 31, 2001 as a result of an electronic transmission error. This Form 10-K/A amends Item 14 of Part IV of Interpublic's original Form 10-K filing only, and all other portions of Interpublic's original 10-K filing remain in effect.


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

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 2001 which are included therein under the following headings: Financial Highlights; Report of Management; Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity and Comprehensive Income; Notes to Consolidated Financial Statements (the aforementioned Consolidated Financial Statements together with the Notes to Consolidated Financial Statements are referred to herein as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data for Five Years; Results by Quarter (Unaudited); and Stockholders Information.*

13.1 Transfer Agent & Registrar for Common Stock.**

21   Subsidiaries of the Registrant.*

21.1 Additional Subsidiaries of the Registrant.

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

** Previously filed on Amendment No.1 to The Interpublic Group of Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed on May 3, 2002.

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


                                       THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                                     (Registrant)


May 31, 2002                           BY: /s/ Nicholas J. Camera
                                           --------------------------------
                                           Nicholas J. Camera
                                           Senior Vice President,
                                           General Counsel and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 31, 2002.


         Name                        Title


     *                        Chairman of the Board,
-------------------------     President and Chief
     John J. Dooner, Jr.      Executive Officer (Principal
                              Executive Officer)



     *                        Executive Vice President,
-------------------------     Chief Financial Officer
     Sean F. Orr              (Principal Financial
                              Officer) and Director



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


     *                        Director
-------------------------
     Richard A. Goldstein


     *                        Director
-------------------------
     H. John Greeniaus


     *                        Director
-------------------------
     Michael I. Roth


     *                        Director
-------------------------
     J. Phillip Samper


     *                        Vice President and
-------------------------     Controller (Principal
  Richard P. Sneeder, Jr.     Accounting Officer)



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

13 This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 2001 which are included therein under the following headings: Financial Highlights; Report of Management; Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Balance Sheet; Consolidated Statement of Income; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity and Comprehensive Income; Notes to Consolidated Financial Statements (the aforementioned Consolidated Financial Statements together with the Notes to Consolidated Financial Statements are referred to herein as the "Consolidated Financial Statements"); Report of Independent Accountants; Selected Financial Data for Five Years; Results by Quarter (Unaudited); and Stockholders Information.*

13.1 Transfer Agent & Registrar for Common Stock.**

21   Subsidiaries of the Registrant.*

21.1 Additional Subsidiaries of the Registrant.

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

** Previously filed on Amendment No.1 to The Interpublic Group of Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed on May 3, 2002.