Form 10-Q
period 2002-06-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 2002-08-14
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 -Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at July 31, 2002: 383,735,876 shares.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
I N D E X

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statement of Operations
Three months ended June 30, 2002
and 2001 (unaudited)

Consolidated Statement of Operations
Six months ended June 30, 2002
and 2001 (unaudited)

Consolidated Balance Sheet
June 30, 2002 (unaudited) and
December 31, 2001

Consolidated Statement of Comprehensive Income
Three months ended June 30, 2002
and 2001 (unaudited)

Consolidated Statement of Comprehensive Income
Six months ended June 30, 2002
and 2001 (unaudited)

Consolidated Statement of Cash Flows
Six months ended June 30, 2002
and 2001 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures
about Market Risk

PART II. OTHER INFORMATION
Item 2(c)	CHANGES IN SECURITIES

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30,
(Amounts in Millions, Except Per Share Amounts)
(unaudited)

		2001
	2002	(Restated)

REVENUE	$1,613.0	$1,760.4

OPERATING EXPENSES:
Salaries and related expenses	883.6	972.4
Office and general expenses	488.6	504.1
Amortization of intangible assets	2.3	42.2
Restructuring and other merger related costs	--	51.3
Goodwill impairment and other charges	--	221.4

Total operating expenses	1,374.5	1,791.4

OPERATING INCOME (LOSS)	238.5	(31.0)

OTHER INCOME (EXPENSE):
Interest expense	(36.9)	(41.4)
Interest income	8.1	10.4
Other income	10.3	3.3
Investment impairment	(16.2)	--
Total other income (expense)	(34.7)	(27.7)

Income (loss) before provision for income taxes	203.8	(58.7)

Provision for income taxes	79.3	46.3

Income (loss) of consolidated companies	124.5	(105.0)

Income applicable to minority interests	(11.1)	(10.5)
Equity in net income of unconsolidated affiliates	3.6	2.4

NET INCOME (LOSS)	$ 117.0	$ (113.1)

Earnings (loss) per share:
Basic	$ 0.31	$ (0.31)
Diluted	$ 0.31	$ (0.31)

Weighted average shares:
Basic	375.7	368.9
Diluted	389.1	368.9

Cash dividends per share	$ 0.095	$ 0.095

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30,
(Amounts in Millions, Except Per Share Amounts)
(unaudited)

	2002	2001
	(Restated)	(Restated)

REVENUE	$3,033.1	$3,435.6

OPERATING EXPENSES:
Salaries and related expenses	1,745.4	1,971.2
Office and general expenses	906.6	985.1
Amortization of intangible assets	3.8	84.1
Restructuring and other merger related costs	--	52.9
Goodwill impairment and other charges	--	221.4

Total operating expenses	2,655.8	3,314.7

OPERATING INCOME	377.3	120.9

OTHER INCOME (EXPENSE):
Interest expense	(72.2)	(78.9)
Interest income	15.0	23.3
Other income	10.6	11.9
Investment impairment	(16.2)	(160.1)
Total other income (expense)	(62.8)	(203.8)

Income (loss) before provision for income taxes	314.5	(82.9)

Provision for income taxes	121.4	46.2

Income (loss) of consolidated companies	193.1	(129.1)

Income applicable to minority interests	(14.7)	(17.4)
Equity in net income of unconsolidated affiliates	4.5	4.1

NET INCOME (LOSS)	$ 182.9	$ (142.4)

Earnings (loss) per share:
Basic	$ 0.49	$ (0.39)
Diluted	$ 0.48	$ (0.39)

Weighted average shares:
Basic	374.3	367.5
Diluted	381.1	367.5

Cash dividends per share	$ 0.19	$ 0.19

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

ASSETS

	June 30,	December 31,
	2002	2001
	(Unaudited)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$ 537.3	$ 935.2
Account receivables (net of allowance for doubtful accounts: 2002-$91.5; 2001-$90.7)	4,959.2	4,713.3
Expenditures billable to clients	474.0	333.0
Deferred taxes on income	44.5	80.0
Prepaid expenses and other current assets	391.9	338.5

Total current assets	6,406.9	6,400.0

FIXED ASSETS, AT COST:
Land and buildings	168.0	161.1
Furniture and equipment	1,128.7	1,085.8
Leasehold improvements	504.6	461.4
	1,801.3	1,708.3
Less: accumulated depreciation	(938.6)	(858.0)

Total fixed assets	862.7	850.3

OTHER ASSETS:
Investment in unconsolidated affiliates	183.1	165.0
Deferred taxes on income	467.4	492.8
Other assets and miscellaneous investments	437.2	432.5
Goodwill	3,322.4	3,004.7
Other intangible assets (net of accumulated
amortization: 2002-$32.2; 2001-$24.0)	92.9	102.2

Total other assets	4,503.0	4,197.2

TOTAL ASSETS	$11,772.6	$11,447.5

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2002	2001
	(Unaudited)	(Restated)
CURRENT LIABILITIES:
Accounts payable	$ 4,777.5	$ 4,525.2
Accrued expenses	1,014.2	1,316.5
Loans payable	598.6	453.1
Accrued income taxes	48.4	75.2
Dividends payable	--	36.0

Total current liabilities	6,438.7	6,406.0

NON-CURRENT LIABILITIES:
Long-term debt	1,243.1	1,356.8
Convertible subordinated notes	556.5	548.5
Zero-coupon convertible senior notes	578.1	575.3
Deferred compensation	416.1	376.7
Accrued postretirement benefits	56.5	54.4
Other non-current liabilities	110.8	100.5
Minority interests in consolidated subsidiaries	89.1	89.3

Total non-current liabilities	3,050.2	3,101.5

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: none
Common stock, $0.10 par value,
shares authorized: 550.0,
shares issued: 2002 - 388.4; 2001 - 385.8	38.8	38.6
Additional paid-in capital	1,808.8	1,785.2
Retained earnings	1,118.3	971.9
Accumulated other comprehensive loss, net of tax	(365.0)	(451.5)
	2,600.9	2,344.2

Less:
Treasury stock, at cost: 2002 - 4.9 shares; 2001 - 7.3 shares	(193.5)	(290.2)
Unamortized deferred compensation	(123.7)	(114.0)

Total stockholders' equity	2,283.7	1,940.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,772.6	$11,447.5

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30,
(Amounts in Millions)
(unaudited)

		2001
	2002	(Restated)

Net Income (Loss)	$117.0	$(113.1)

Foreign Currency Translation Adjustments	107.7	(11.7)

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains	--	9.1
Tax expense	--	(3.8)
Unrealized holding losses	(5.6)	--
Tax benefit	2.4	--

Reclassification of unrealized loss to net earnings	--	--
Tax benefit	--	--
Unrealized holding gains (losses) on securities	(3.2)	5.3

Comprehensive Income (Loss)	$221.5	$(119.5)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30,
(Amounts in Millions)
(unaudited)

	2002	2001
	(Restated)	(Restated)

Net Income (Loss)	$182.9	$(142.4)

Foreign Currency Translation Adjustments	89.2	(99.0)

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains	--	90.8
Tax expense	--	(38.0)
Unrealized holding losses	(4.7)	--
Tax benefit	2.0	--

Reclassification of unrealized loss to net earnings	--	--
Tax benefit	--	--
Unrealized holding gains (losses) on securities	(2.7)	52.8

Comprehensive Income (Loss)	$269.4	$(188.6)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
(Amounts in Millions)
(unaudited)
	2002	2001
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 182.9	$ (142.4)
Adjustments to reconcile net income (loss) to
cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	98.7	104.1
Amortization of intangible assets	3.8	84.1
Amortization of restricted stock awards and bond discounts	39.4	33.4
Provision for (benefit of) deferred income taxes	59.3	(82.1)
Undistributed equity earnings	(4.5)	(4.1)
Income applicable to minority interests	14.7	17.4
Restructuring charges - non cash	--	30.2
Goodwill impairment and other	--	197.4
Investment impairment	16.2	160.1
Other	(9.7)	(8.7)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(43.8)	220.1
Expenditures billable to clients	(128.4)	(61.5)
Prepaid expenses and other current assets	(30.5)	(42.8)
Accounts payable, accrued expenses and other current liabilities	(180.5)	(776.5)
Accrued income taxes	(28.1)	(60.1)
Other non-current assets and liabilities	30.1	11.5

Net cash provided by (used in) operating activities	19.6	(319.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(206.5)	(142.4)
Capital expenditures	(81.9)	(124.7)
Proceeds from sales of businesses	0.2	12.2
Proceeds from sales of long-term investments	39.3	14.9
Purchases of long-term investments	(38.5)	(15.4)
Maturities of short-term marketable securities	23.5	15.6
Purchases of short-term marketable securities	(9.3)	(33.6)
Other investments and miscellaneous assets	(56.4)	(86.1)

Net cash used in investing activities	(329.6)	(359.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term bank borrowings	88.8	787.0
Proceeds from long-term debt	1.5	150.0
Payments of long-term debt	(132.1)	(261.7)
Treasury stock acquired	(7.7)	(100.1)
Issuance of common stock	44.2	56.4
Cash dividends - Interpublic	(72.5)	(59.5)
Cash dividends - pooled companies	--	(15.1)

Net cash provided by (used in) financing activities	(77.8)	557.0

Effect of exchange rates on cash and cash equivalents	(10.1)	(36.1)

Decrease in cash and cash equivalents	(397.9)	(158.5)
Cash and cash equivalents at beginning of year	935.2	844.6

Cash and cash equivalents at end of period	$ 537.3	$ 686.1

The accompanying notes are an integral part of these consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

1.

Basis of Presentation
In the opinion of management, the financial statements included herein contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company" or "Interpublic") December 31, 2001 Annual Report to Stockholders. As discussed in Note 2, the financial statements for prior years have been restated. The operating results for the first six months of the year are not necessarily indicative of the results for the year or other interim periods.

Certain prior year amounts have been reclassified to conform with current year presentation. Additionally, as discussed in Note 7 below, the consolidated statement of operations is not comparable to the prior year reflecting a change in accounting principle pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

2.

Restatement
During the second quarter of 2002, the Company conducted a review principally surrounding the process of internally allocating certain overhead costs and reimbursable charges to operating units throughout the world. Cost allocations are performed by the Company in order to, among other things, satisfy regulatory authorities and measure client account profitability.

As a result of this review, the Company identified $68.5 million of charges, principally in Europe and exclusive to a single agency network, which were not properly expensed but rather included in accounts receivable. Although the Company does not believe the amounts involved are material to any prior period, the Company has restated its previously issued financial statements as the aggregate amount of this error would be material to the 2002 second quarter operating results. The Company has strengthened certain control processes in order to prevent this situation from recurring. The Company is also conducting an additional review of internal procedures and personnel.

See Note 11 for a description of waivers that have been secured to ensure compliance with credit agreements.

The table below presents a summary of the impact of restating the financial statements for the periods December 31, 1997 through March 31, 2002.

	CONSOLIDATED STATEMENT OF OPERATIONS
		As Previously Reported	As Restated
	Three months ended March 31, 2002
	- Operating income	$ 140.1	$138.8
	- Net income	$ 66.7	$ 65.9
	- Earnings per share - Basic	$ 0.18	$ 0.18
	- Earnings per share - Diluted	$ 0.18	$ 0.17

	Three months ended March 31, 2001
	- Operating income	$ 153.1	$152.0
	- Net loss	$ (28.8)	$(29.2)
	- Loss per share - Basic	$ (0.08)	$(0.08)
	- Loss per share - Diluted	$ (0.08)	$(0.08)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

	As Previously Reported	As Restated
Three months ended June 30, 2001
- Operating loss	$ (26.2)	$ (31.0)
- Net loss	$(110.2)	$(113.1)
- Loss per share - Basic	$ (0.30)	$ (0.31)
- Loss per share - Diluted	$ (0.30)	$ (0.31)

Three months ended September 30, 2001
- Operating loss	$(570.6)	$(571.4)
- Net loss	$(477.5)	$(477.8)
- Loss per share - Basic	$ (1.29)	$ (1.29)
- Loss per share - Diluted	$ (1.29)	$ (1.29)

Three months ended December 31, 2001
- Operating income	$ 235.6	$ 232.0
- Net income	$ 111.2	$ 108.9
- Earnings per share - Basic	$ 0.30	$ 0.29
- Earnings per share - Diluted	$ 0.30	$ 0.29

Twelve months ended December 31, 2001
- Operating loss	$(208.1)	$(218.4)
- Net loss	$(505.3)	$(511.2)
- Loss per share - Basic	$ (1.37)	$ (1.39)
- Loss per share - Diluted	$ (1.37)	$ (1.39)

Twelve months ended December 31, 2000
- Operating income	$ 849.1	$ 837.8
- Net income	$ 420.3	$ 413.5
- Earnings per share - Basic	$ 1.17	$ 1.15
- Earnings per share - Diluted	$ 1.14	$ 1.12

Twelve months ended December 31, 1999
- Operating income	$ 649.4	$ 639.8
- Net income	$ 359.4	$ 353.8
- Earnings per share - Basic	$ 1.02	$ 1.01
- Earnings per share - Diluted	$ 0.99	$ 0.97

Twelve months ended December 31, 1998
- Operating income	$ 672.4	$ 664.3
- Net income	$ 374.2	$ 369.4
- Earnings per share - Basic	$ 1.08	$ 1.06
- Earnings per share - Diluted	$ 1.04	$ 1.03

Twelve months ended December 31, 1997
- Operating income	$ 342.6	$ 335.6
- Net income	$ 168.7	$ 164.7
- Earnings per share - Basic	$ 0.51	$ 0.49
- Earnings per share - Diluted	$ 0.49	$ 0.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

CONSOLIDATED BALANCE SHEET
March 31, 2002	As Previously Reported	As Restated
CURRENT ASSETS:
Cash and cash equivalents	$ 575.1	$ 575.1
Accounts receivable	4,576.0	4,507.5
Other current assets	784.1	784.1
TOTAL CURRENT ASSETS	$ 5,935.2	$ 5,866.7

TOTAL ASSETS	$11,043.1	$10,974.6

LIABILITES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,389.7	$ 5,389.7
Loans payable	525.4	525.4
Accrued income taxes	60.9	32.5
Dividends payable	36.2	36.2
TOTAL CURRENT LIABILITIES	$ 6,012.2	$ 5,983.8

NON-CURRENT LIABILITIES	$ 2,990.3	$ 2,990.3

STOCKHOLDERS' EQUITY	$ 2,040.6	$ 2,000.5

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,043.1	$10,974.6

December 31, 2001	As Previously Reported	As Restated
CURRENT ASSETS:
Cash and cash equivalents	$ 935.2	$ 935.2
Accounts receivable	4,780.5	4,713.3
Other current assets	751.5	751.5
TOTAL CURRENT ASSETS	$ 6,467.2	$ 6,400.0

TOTAL ASSETS	$11,514.7	$11,447.5

LIABILITES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,841.7	$ 5,841.7
Loans payable	453.1	453.1
Accrued income taxes	103.1	75.2
Dividends payable	36.0	36.0
TOTAL CURRENT LIABILITIES	$ 6,433.9	$ 6,406.0

NON-CURRENT LIABILITIES	$ 3,101.5	$ 3,101.5

STOCKHOLDERS' EQUITY:	$ 1,979.3	$ 1,940.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,514.7	$11,447.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

3.	Earnings (Loss)Per Share
	The following sets forth the computation of earnings per share for the three and six month periods ended June 30, 2002 and 2001:

		Three Months Ended June 30,
		2002	2001 Restated
	Basic
	Net income (loss)	$ 117.0	$(113.1)

	Weighted average number of common shares outstanding	375.7	368.9

	Earnings (loss) per share	$ 0.31	$ (0.31)

	Diluted (a)
	Net income (loss)	$117.0	$(113.1)

	Addback income on assumed conversion of subordinated notes	2.0	--

	Net income (loss) - diluted	$119.0	$(113.1)

	Weighted average number of common shares outstanding	375.7	368.9

	Weighted average number of incremental shares in connection with assumed conversion of subordinated notes	6.7	--

	Weighted average number of incremental shares
	in connection with restricted stock
	and assumed exercise of stock options	6.7	--

	Weighted average number of common shares outstanding - diluted	389.1	368.9

	Earnings (loss) per share - diluted	$ 0.31	$ (0.31)

	(a)

The computation of diluted EPS for 2002 excludes the assumed conversion of the 1.87% Convertible Subordinated Notes because they were anti-dilutive. The computation of diluted EPS for 2001 excludes the assumed conversion of the 1.80% and 1.87% Convertible Subordinated Notes, the conversion of restricted stock and assumed exercise of stock options because they were antidilutive.

		Six Months Ended June 30,
		2002 Restated	2001 Restated
	Basic
	Net income (loss)	$ 182.9	$(142.4)

	Weighted average number of common shares outstanding	374.3	367.5

	Earnings (loss) per share	$ 0.49	$ (0.39)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

	Diluted (b)
	Net income (loss)		$182.9	$(142.4)

	Weighted average number of common shares outstanding		374.3	367.5

	Weighted average number of incremental shares
	in connection with restricted stock
	and assumed exercise of stock options		6.8	--

	Weighted average number of common shares outstanding - diluted		381.1	367.5

	Earnings (loss) per share - diluted		$ 0.48	$ (0.39)

	(b)

The computation of diluted EPS for 2002 and 2001 excludes the assumed conversion of the 1.8% and 1.87% Convertible Subordinated Notes because they were anti-dilutive. The computation of diluted EPS for 2001 excludes the conversion of restricted stock and assumed exercise of stock options because they were antidilutive.

4.	Restructuring And Other Merger Related Costs

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

	A summary of the remaining liability for restructuring and other merger related costs is as follows:

		Balance at December 31, 2001	Cash paid through June 30, 2002	Liability at June 30, 2002
	TOTAL BY TYPE
	Severance and termination costs	$154.0	$ 94.2	$ 59.8
	Lease termination and other exit costs	157.1	39.4	117.7
	Total	$311.1	$133.6	$177.5

As of June 30, 2002, the Company expects that 7,500 employees will be terminated in connection with the restructuring plan. Of that total, the majority of severance actions have occurred with the remainder to occur by the end of September. A significant portion of severance liabilities are expected to be paid out over a period of up to one year.

The employee groups affected by the restructuring program include all levels and functions across the Company: executive, regional and account management, administrative, creative and media production personnel. Approximately half of the headcount reductions relate to the U.S., one third relate to Europe (principally the UK, France and Germany), with the remainder relating to Latin America and Asia Pacific.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

Lease termination costs, net of estimated sublease income, relate to the offices that have been or will be vacated as part of the restructuring. The Company plans to downsize or vacate approximately 180 locations and expects that all leases will have been terminated or the premises vacated or subleased by September 30, 2002. The cash portion of the charge will be paid out over a period of up to five years. The geographical distribution of offices to be vacated is similar to the geographical distribution of the severance charges. Lease termination and related costs include write-offs related to the abandonment of leasehold improvements as part of the office vacancies.

Other exit costs relate principally to the impairment loss on sale or closing of certain business units in the U.S. and Europe. In the aggregate, the businesses being sold or closed represent an immaterial portion of the revenue and operating profit of the Company. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. The sales and closures had been completed by June 30, 2002.

5.

Goodwill Impairment and Other Charges
 In 2001, the Company determined that the goodwill attributable to certain acquisitions was in excess of its estimates of the entities' future cashflows. As a result, an impairment charge of $303.1 ($263.4, net of tax) had been recorded in 2001. Of the total write-off, $221.4 was recorded in the second quarter of 2001, with the remainder recorded in the third quarter of 2001. The largest components of the goodwill impairment and other charges were Capita Technologies, Inc. (approximately $145) and Zentropy Partners (approximately $16), both internet services businesses. The remaining amount primarily related to several other businesses including internet services, healthcare consulting, and certain advertising offices in Europe and Asia Pacific.

6.

Investment Impairment
During the first quarter of 2001 the Company recorded a charge of $160.1 related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The impairment charge adjusted the carrying value of investments to the estimated market value.

During the second quarter of 2002, the Company recorded investment impairment charges of $16.2, primarily relating to certain investments of Octagon, a sports marketing company.

7.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001 (Restated)	2002 (Restated)	2001 (Restated)
Reported net income (loss)	$117.0	$(113.1)	$182.9	$(142.4)
Add back: goodwill amortization, net of tax	--	35.0	--	70.3

Adjusted net income (loss)	$117.0	$ (78.1)	$182.9	$ (72.1)

Basic earnings (loss) per share:
Reported earnings (loss)	$0.31	$(0.31)	$0.49	$(0.39)
Add back: goodwill amortization, net of tax	--	0.10	--	0.19
Adjusted earnings (loss)	$0.31	$(0.21)	$0.49	$(0.20)

Diluted earnings (loss) per share:
Reported earnings (loss)	$0.31	$(0.31)	$0.48	$(0.39)
Add back: goodwill amortization, net of tax	--	0.10	--	0.19
Adjusted earnings (loss)	$0.31	$(0.21)	$0.48	$(0.20)

In June 2001, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") was issued. SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have an impact on the Company's financial position or results of operations.

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

In June 2002, Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146") was issued. SFAS 146 changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date.

8.

Derivative and Hedging Instruments
Interest Rate Swaps
At June 30, 2002, the Company had outstanding interest rate swap agreements covering all of the $500.0, 7.875% notes due October 2005. The fair value of the hedges at June 30, 2002 was an asset of approximately $19.9.

Hedges of Net Investments
The Company has repaid the Euro borrowings that, as of December 31, 2001, had been designated as a hedge of a net investment.

Forward Contracts
As of June 30, 2002, the Company had contracts covering approximately $34.8 of notional amount of currency. As of June 30, 2002, the fair value of the forward contracts was an asset of $3.0.

Other The Company has two embedded derivative instruments under the terms of the offering of Zero-Coupon Convertible Notes. At June 30, 2002, the fair value of the two derivatives was negligible.

9.

Segment Information
During the second quarter of 2002, the Company reorganized its operations. Prior to the second quarter the Company was organized into four global operating groups: a) McCann-Erickson WorldGroup ("McCann"), b) the FCB Group ("FCB"), c) The Partnership and d) Advanced Marketing Services ("AMS"). In the second quarter, the Company carved out certain operations related to certain sports and event planning activities and combined them to form a fifth global operating group, IPG Sports and Entertainment ("S&E"). Each of McCann, FCB, The Partnership, AMS and S&E operate with the same business objective which is to provide clients with a wide variety of services that contribute to the delivery of a message and to the maintenance or creation of a brand. However, the Partnership and AMS historically have had lower gross margins than the Company average. The five global operating groups share numerous clients, have similar cost structures, provide services in a similar fashion and draw their employee base from the same sources. The annual margins of each of the five groups may vary due to global economic conditions, client spending and specific circumstances such as the Company's restructuring activities. However, based on the respective future prospects of the five groups, the Company believes that the long-term average gross margin of each of these five groups will converge over time and, given the similarity of the operations, the five groups have been aggregated.

10.

Acquisitions and Deferred Payments
During the first six months of 2002 the Company has completed 8 acquisitions. The companies acquired included those in the U.S. and Europe and included healthcare, public relations, direct marketing and research companies. In connection with these acquisitions, the Company paid $43.1 in cash and issued shares with a value of $1.1. Additionally, the Company paid $2.0 in cash and $0.8 in stock for additional ownership interests in companies in which a previous investment had been made. In connection with the acquisitions, approximately $4.5 of cash was acquired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

During the first six months of 2002 the Company paid $165.9 in cash and $42.5 in stock as deferred payments on acquisitions that had closed in prior years. During the first six months of 2001 the Company paid $78.0 in cash and $29.7 in stock as deferred payments on acquisitions that had closed in prior years.

	As of June 30, 2002, the Company's estimated liability for earn-outs is as follows:

		2002	2003	2004	2005 and after	Total
	Cash	$46.9	$120.4	$72.1	$66.6	$306.0
	Stock	30.6	26.5	10.1	19.4	86.6
	Total	$77.5	$146.9	$82.2	$86.0	$392.6

	The amounts above are estimates based on the current projections as to the amount that will be paid and are subject to revisions as the earn-out periods progress.

In addition to the estimated liability for earn-outs, the Company has entered into agreements that require the Company to purchase additional equity interests in certain companies (put options). In many cases, the Company also has the option to purchase the additional equity interests (call options) in certain circumstances. The total amount of potential payments under put options is as follows:

		Exercisable as of June 30, 2002	Not Exercisable	Total
	Cash	$12.4	$167.4	$179.8
	Stock	4.1	24.5	28.6
	Total	$16.5	$191.9	$208.4

The expected maturity of the $208.4 is as follows: 2002 - $21.7; 2003 - $60.0; 2004 - $17.0; 2005 and thereafter - $109.7. The actual amount to be paid is contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

The Company also has call options to acquire additional equity interests in companies in which it already has an ownership interest. The estimated amount that would be paid under such call options is $43.5 and, in the event of exercise, would be paid as follows: 2002 - $0.8; 2003 - $17.8; 2004 - $4.9; 2005 thereafter - $20.0. The actual amount to be paid is contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

11.

Debt
The Company's term loan agreements contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). During the three months ended June 30, 2002, as a result of decreased cash flows and certain non-recurring charges for past quarters, the Company required and received amendments related to its financial covenants in the term loan agreements. In connection with the amendments, the Company agreed to a 0.5% increase in interest rates pertaining to $148.8 outstanding under the term loans. The Company believes that the additional interest payable is not material to the Company's financial position. At June 30, 2002, the Company was in compliance with all of its financial covenants in the term loan agreements, as amended.

In addition, the Company has obtained waivers of certain other provisions (not including financial covenants) contained in its revolving credit agreements and term loan agreements relating to the restatement described in Note 2 to the Company's Consolidated Financial Statements.

12.

Commitments and Contingencies
The Company is involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company believes that the outcome of such proceedings or claims will not have a material adverse effect on the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

The Internal Revenue Service (IRS) is currently examining the Company's federal income tax returns for 1994 to 1996. While the audit is not complete, the IRS has recently indicated its intention to challenge certain of the Company's tax positions. The Company believes that its tax positions comply with applicable tax law and intends to defend its positions vigorously. The ultimate disposition of these matters could require the Company to make additional payment to the IRS. Nonetheless, the Company believes that it has adequately provided for any foreseeable payments related to these matters and consequently does not anticipate any material earnings impact from the ultimate resolution of these matters.

Item 2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

RESULTS OF OPERATIONS

As discussed in Note 2, the Company's financial statements have been restated for all prior periods presented to correctly reflect operating expenses and receivables related to one of the Company's agency networks. The following discussion relates to the results of the Company after giving effect to these adjustments.

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

The uncertain economic environment has kept the market for advertising services volatile in 2002 and made for uncertain visibility. Although many clients have increased their forward commitments for network advertising time, Interpublic's agencies have yet to see a related change in demand for their services. As a result, the Company now believes earnings for 2002 will be between $1.25 and $1.35 per share, compared to a restated $1.32 per share for 2001 excluding non-recurring items and amortization of goodwill. This new guidance reflects management's belief that the pace of recovery for advertising and marketing services remains slow. Third quarter 2002 revenue is expected to decline 5% to 7% relative to the same period in 2001.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

The Company reported net income of $117.0 or $0.31 diluted earnings per share and a net loss of $113.1 or $0.31 loss per share for the three months ended June 30, 2002 and 2001, respectively. Net income excluding non-recurring items was $114.1 or $0.30 diluted earnings per share for the three months ended June 30, 2001.

The following table sets forth net income (loss) as reported and excluding non-recurring items:
	Three Months Ended June 30,
	2002	2001 (Restated)
Net Income (Loss)
Net income (loss), as reported	$117.0	$ (113.1)

Less non-recurring items:
Restructuring and other merger related costs	--	(51.3)
Goodwill impairment and other charges	--	(221.4)
Tax effect of above items	--	45.5
Total non-recurring items	--	(227.2)

Net income, excluding non-recurring items	$117.0	$ 114.1

Revenue
Worldwide revenue for the three months ended June 30, 2002 was $1,613.0, a decrease of $147.4 or 8.4% from the three months ended June 30, 2001. Domestic revenue, which represented 54% of revenue in the three months ended June 30, 2002, decreased $137.8 or 13.7% from the same period in 2001. International revenue, which represented 46% of revenue in the three months ended June 30, 2002, decreased $9.6 or 1.3% from the same period in 2001.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

International revenue would have decreased 6.8% excluding the effects of changes in foreign currency. The decrease in worldwide revenue was primarily a result of reduced demand for advertising and marketing services by current clients due to the weak economy, the loss of the Chrysler account in the fourth quarter of 2000 and the loss of accounts of Pepsi owned brands. The worldwide revenue decrease of (8.4)% was due to: net acquisitions/divestitures (0.5)%, impact of foreign currency changes 2.3%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.7)% and organic revenue decline (9.5)%. Organic changes in revenue are based on increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

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

The following table sets forth the estimated revenue breakdown by type of service offering. Management of the Company believes that this breakdown is a useful measure of the types of global marketing services provided. This presentation does not represent the way in which the Company is organized or managed since most of the services are offered by each of the Company's global operating groups:
	Three Months Ended June 30,
	2002	2001
Advertising and Media Management	$ 957.4	$1,055.2
Marketing Communications	420.8	462.2
Marketing Intelligence	124.0	113.4
Marketing Services	110.8	129.6
Total Revenue	$1,613.0	$1,760.4

Operating Expenses
Worldwide operating expenses for the three months ended June 30, 2002 decreased $416.9 or 23.3% to $1,374.5 compared to the three months ended June 30, 2001. Worldwide operating expenses excluding non-recurring items for the three months ended June 30, 2002 decreased $144.2 or 9.5% compared to the three months ended June 30, 2001. The decrease in worldwide operating expenses reflects the benefit of the Company's 2001 restructuring plan and other operating cost reduction initiatives, and a decrease in amortization of intangible assets as a result of adoption of the new accounting pronouncement related to goodwill amortization (see Note 7). The decrease of (9.5)% was due to: net acquisitions/divestitures (0.4)%, impact of foreign currency changes 2.8%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.9)% and reductions in operating expenses from existing operations (11.0)%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 54.8% of revenue. Salaries and related expenses for the three months ended June 30, 2002 decreased $88.8 or 9.1% to $883.6 compared to the three months ended June 30, 2001. The decrease is primarily a result of lower headcount, which was reduced to 52,300 at June 30, 2002 compared with 59,500 at June 30, 2001 as a result of the Company's 2001 restructuring plan. The decrease of (9.1)% was due to: net acquisitions/divestitures (0.7)%, impact of foreign currency changes 2.8%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.6)% and reductions in salaries and related expenses from existing operations (10.6)%.

Office and general expenses decreased $15.5 or 3.1% in the three months ended June 30, 2002 to $488.6 compared to $504.1 in the three months ended June 30, 2001. The decrease was due primarily to the impact of foreign currency changes, the impact of the loss of the Chrysler and accounts of Pepsi owned brands and the benefit of the Company's 2001 restructuring plan initiatives, including reduced travel and entertainment costs and reduced office rental and supplies costs partially offset by an increase in bad debt expense. The decrease of (3.1)% was due to: net

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

acquisitions/divestitures (0.8)%, impact of foreign currency changes 2.9%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.8)% and reductions in office and general expenses from existing operations (4.4)%.

Amortization of intangible assets was $2.3 in the three months ended June 30, 2002 compared with $42.2 in the second quarter of 2001. The decrease is a result of the adoption of the new standard on accounting for goodwill and other intangible assets effective January 1, 2002. Although SFAS 142 does not require that previously reported numbers be restated, amortization of intangible assets would have been $1.0 million for the second quarter of 2001 under the new standard (see Note 7).

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense was $36.9 in the second quarter of 2002 compared with $41.4 in the second quarter of 2001. The decrease was primarily due to lower interest rates paid on short-term borrowings, the benefit of interest rate swap agreements covering all of the $500.0, 7.875% notes and the issuance and sale of the Zero-Coupon Convertible Notes in December 2001. The Company used the net proceeds of $563.2 from the Zero-Coupon Convertible Notes to repay indebtedness under the Company's credit facilities.

Interest Income
Interest income was $8.1 for the second quarter of 2002 compared with $10.4 in the same period of 2001. The decrease in 2002 is primarily due to lower interest rates and lower average cash balances primarily resulting from the lower earnings levels.

Other Income
Other income primarily consists of investment income, gains from the sale of businesses and gains (losses) on investments, primarily marketable securities classified as available-for-sale. Other income was $10.3 for the second quarter of 2002 compared with $3.3 for the second quarter of 2001. The gain in 2002 reflects gains on the sale of an unconsolidated affiliate in Europe and a marketing services affiliate in the U.S. The prior year included a gain on the sale of an unconsolidated affiliate.

Investment Impairment
During the second quarter of 2002, the Company recorded investment impairment charges of $16.2, primarily relating to certain investments of Octagon, a sports marketing company.

OTHER ITEMS
The Company's effective income tax rate was 38.9% for the second quarter of 2002 and 78.9% for the second quarter of 2001. The 2001 effective tax rate was impacted by the restructuring and other merger related costs and the goodwill and other impairment charges, which resulted in a lower tax benefit rate. Excluding non-recurring items, the effective income tax rate was 38.9% for the second quarter of 2002 compared to 42.9% for the second quarter of 2001. The 2002 effective income tax rate was impacted by the reduced amount of nondeductible goodwill amortization. The primary difference between the effective tax rate and the statutory federal rate of 35% in 2002 is due to state and local taxes.

Income applicable to minority interests was $11.1 in the second quarter of 2002 compared to $10.5 in the second quarter of 2001. The slight increase in the second quarter of 2002 was due to increased ownership of certain majority-owned affiliates in the U.S., partially offset by the sale of a majority-owned affiliate.

Equity in net income of unconsolidated affiliates was $3.6 in the second quarter of 2002 compared to $2.4 in the second quarter of 2001. The increase is primarily due to increased earnings of unconsolidated affiliates in Latin America and the U.S.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

The Company reported net income of $182.9 or $0.48 diluted earnings per share and a net loss of $142.4 or $0.39 loss per share for the six months ended June 30, 2002 and 2001, respectively. Net income excluding non-recurring items was $190.0 or $0.50 diluted earnings per share for the six months ended June 30, 2001.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The following table sets forth net income (loss) as reported and excluding non-recurring items:
	Six Months Ended June 30,
	2002 (Restated)	2001 (Restated)
Net Income (Loss)
Net income (loss), as reported	$182.9	$ (142.4)

Less non-recurring items:
Restructuring and other merger related costs	--	(52.9)
Goodwill impairment and other charges	--	(221.4)
Investment impairment	--	(160.1)
Tax effect of above items	--	102.0
Total non-recurring items	--	(332.4)

Net income, excluding non-recurring items	$182.9	$ 190.0

Revenue
Worldwide revenue for the six months ended June 30, 2002 was $3,033.1, a decrease of $402.5 or 11.7% from the six months ended June 30, 2001. Domestic revenue, which represented 56% of revenue in the six months ended June 30, 2002, decreased $324.8 or 16.1% from the same period in 2001. International revenue, which represented 44% of revenue in the six months ended June 30, 2002, decreased $77.7 or 5.5% from the same period in 2001. International revenue would have decreased 7.2% excluding the effects of changes in foreign currency. The decrease in worldwide revenue was primarily a result of reduced demand for advertising and marketing services by current clients due to the weak economy, the loss of the Chrysler account in the fourth quarter of 2000 and the loss of accounts of Pepsi owned brands. The worldwide revenue decrease of (11.7)% was due to: net acquisitions/divestitures (0.6)%, impact of foreign currency changes 0.7%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.9)% and organic revenue decline (10.9)%. Organic changes in revenue are based on increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

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

The following table sets forth the estimated revenue breakdown by type of service offering. Management of the Company believes that this breakdown is a useful measure of the types of global marketing services provided. This presentation does not represent the way in which the Company is organized or managed since most of the services are offered by each of the Company's global operating groups:
	Six Months Ended June 30,
	2002	2001
Advertising and Media Management	$1,801.0	$2,075.3
Marketing Communications	805.5	908.2
Marketing Intelligence	226.4	218.9
Marketing Services	200.2	233.2
Total Revenue	$3,033.1	$3,435.6

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Operating Expenses
Worldwide operating expenses for the six months ended June 30, 2002 decreased $658.9 or 19.9% to $2,655.8 compared to the six months ended June 30, 2001. Worldwide operating expenses excluding non-recurring items for the six months ended June 30, 2002 decreased $384.6 or 12.6% compared to the six months ended June 30, 2001. The decrease in worldwide operating expenses reflects the benefit of the Company's 2001 restructuring plan and other operating cost reduction initiatives, and a decrease in amortization of intangible assets as a result of adoption of the new accounting pronouncement related to goodwill amortization (see Note 7). The decrease of (12.6)% was due to: net acquisitions/divestitures (1.0)%, impact of foreign currency changes 0.8%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.5)% and reductions in operating expenses from existing operations (11.9)%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 57.5% of revenue. Salaries and related expenses for the six months ended June 30, 2002 decreased $225.8 or 11.5% to $1,745.4 compared to the six months ended June 30, 2001. The decrease is primarily a result of lower headcount, which was reduced to 52,300 at June 30, 2002 compared with 59,500 at June 30, 2001 as a result of the Company's 2001 restructuring plan. The decrease of (11.5)% was due to: net acquisitions/divestitures (0.9)%, impact of foreign currency changes 0.8%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.6)% and reductions in salaries and related expenses from existing operations (10.8)%.

Office and general expenses decreased $78.5 or 8.0% in the six months ended June 30, 2002 to $906.6 compared to $985.1 in the six months ended June 30, 2001. The decrease was due primarily to the impact of foreign currency changes, the impact of the loss of the Chrysler account and accounts of Pepsi owned brands and the benefit of the Company's 2001 restructuring plan initiatives, including reduced travel and entertainment costs and reduced office rental and supplies costs partially offset by an increase in bad debt expense. The decrease of (8.0)% was due to: net acquisitions/divestitures (1.2)%, impact of foreign currency changes 0.9%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.9)% and reductions in office and general expenses from existing operations (6.8)%.

Amortization of intangible assets was $3.8 in the six months ended June 30, 2002 compared with $84.1 in the six months ended June 30, 2001. The decrease is a result of the adoption of the new standard on accounting for goodwill and other intangible assets effective January 1, 2002. Although SFAS 142 does not require that previously reported numbers be restated, amortization of intangible assets would have been $1.9 million for the six months ended June 30, 2001 under the new standard (see Note 7).

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense was $72.2 in the first six months of 2002 compared with $78.9 in the first six months of 2001. The decrease was primarily due to lower interest rates paid on short-term borrowings, the benefit of interest rate swap agreements covering all of the $500.0, 7.875% notes and the issuance and sale of the Zero-Coupon Convertible Notes in December 2001. The Company used the net proceeds of $563.2 from the Zero-Coupon Convertible Notes to repay indebtedness under the Company's credit facilities.

Interest Income
Interest income was $15.0 for the first six months of 2002 compared with $23.3 in the same period of 2001. The decrease in 2002 is primarily due to lower interest rates and lower average cash balances primarily resulting from the lower earnings levels.

Other Income
Other income primarily consists of investment income, gains from the sale of businesses and gains (losses) on investments, primarily marketable securities classified as available-for-sale. Other income was $10.6 for the first six months of 2002 compared with $11.9 for the first six months of 2001. The gain in 2002 reflects gains on the sale of an unconsolidated affiliate in Europe and a marketing services affiliate in the U.S. The prior year included gains on the sale of a marketing services affiliate and an unconsolidated affiliate in Europe, and non-core marketing services affiliates in the U.S.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Investment Impairment
During the second quarter of 2002, the Company recorded investment impairment charges of $16.2, primarily relating to certain investments of Octagon, a sports marketing company.

OTHER ITEMS
The Company's effective income tax rate was 38.6% for the first six months of 2002 and 55.7% for the first six months of 2001. The 2001 effective tax rate was impacted by the restructuring and other merger related costs, goodwill impairment and other charges and the investment impairment charge, which resulted in a lower tax benefit rate. Excluding non-recurring items, the effective income tax rate was 38.6% for the first six months of 2002 compared to 42.2% for the first six months of 2001. The 2002 effective income tax rate was impacted by the reduced amount of nondeductible goodwill amortization. The primary difference between the effective tax rate and the statutory federal rate of 35% in 2002 is due to state and local taxes.

Income applicable to minority interests was $14.7 in the first six months of 2002 compared to $17.4 in the first six months of 2001. The decrease in the first six months of 2002 was primarily due to lower operating results of certain operations in Europe and Asia Pacific and the sale of a majority-owned affiliate in the U.S.

Equity in net income of unconsolidated affiliates was $4.5 in the first six months of 2002 compared to $4.1 in the first six months of 2001. The increase is primarily due to increased earnings of unconsolidated affiliates in Latin America and the U.S. offset by reduced earnings of unconsolidated affiliates in Europe.

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

A summary of the remaining liability for restructuring and other merger related costs is as follows:
	Balance at December 31, 2001	Cash paid through June 30, 2002	Liability at June 30, 2002
TOTAL BY TYPE
Severance and termination costs	$154.0	$ 94.2	$ 59.8
Lease termination and other exit costs	157.1	39.4	117.7
Total	$311.1	$133.6	$177.5

As of June 30, 2002, the Company expects that 7,500 employees will be terminated in connection with the restructuring plan. Of that total, the majority of severance actions have occurred with the remainder to occur by the end of September. A significant portion of severance liabilities are expected to be paid out over a period of up to one year.

The employee groups affected by the restructuring program include all levels and functions across the Company: executive, regional and account management, administrative, creative and media production personnel. Approximately half of the headcount reductions relate to the U.S., one third relate to Europe (principally the UK, France and Germany), with the remainder relating to Latin America and Asia Pacific.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Lease termination costs, net of estimated sublease income, relate to the offices that have been or will be vacated as part of the restructuring. The Company plans to downsize or vacate approximately 180 locations and expects that all leases will have been terminated or the premises vacated or subleased by September 30, 2002. The cash portion of the charge will be paid out over a period of up to five years. The geographical distribution of offices to be vacated is similar to the geographical distribution of the severance charges. Lease termination and related costs include write-offs related to the abandonment of leasehold improvements as part of the office vacancies.

Other exit costs relate principally to the impairment loss on sale or closing of certain business units in the U.S. and Europe. In the aggregate, the businesses being sold or closed represent an immaterial portion of the revenue and operating profit of the Company. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. The sales and closures had been completed by June 30, 2002.

GOODWILL IMPAIRMENT AND OTHER CHARGES

Following the completion of the True North acquisition, in connection with the Company's initiative on realignment of certain Interpublic businesses, the Company evaluated the realizability of various assets. In connection with this review, undiscounted cash flow projections were prepared for certain investments, and the Company determined that the goodwill attributable to certain acquisitions was in excess of its estimates of the entities' future cashflows. As a result, an impairment charge of $303.1 ($263.4, net of tax) had been recorded in 2001. Of the total write-off, $221.4 was recorded in the second quarter of 2001, with the remainder recorded in the third quarter of 2001. The largest components of the goodwill impairment and other charges were Capita Technologies, Inc. (approximately $145) and Zentropy Partners (approximately $16), both internet services businesses. The remaining amount primarily related to several other businesses including internet services, healthcare consulting, and certain advertising offices in Europe and Asia Pacific.

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

At June 30, 2002, the Company had approximately $134 of investments, of which approximately $48 represents less than 20% owned and are accounted for on the cost basis and approximately $86 represents available-for-sale securities.

DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Swaps
At June 30, 2002, the Company had outstanding interest rate swap agreements covering all of the $500.0, 7.875% notes due October 2005. The fair value of the hedges at June 30, 2002 was an asset of approximately $19.9.

Hedges of Net Investments
The Company has repaid the Euro borrowings that, as of December 31, 2001, had been designated as a hedge of a net investment.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Forward Contracts
As of June 30, 2002, the Company had contracts covering approximately $34.8 of notional amount of currency. As of June 30, 2002, the fair value of the forward contracts was an asset of $3.0.

Other
The Company has two embedded derivative instruments under the terms of the offering of Zero-Coupon Convertible Notes. At June 30, 2002, the fair value of the two derivatives was negligible.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, cash and cash equivalents were $537.3, a decrease of $397.9 from the December 31, 2001 balance of $935.2. The June 30, 2002 cash position was impacted by the severance and lease termination costs paid in connection with the Company's restructuring plan in addition to payouts of prior year incentives accruals in the second quarter of 2002.

The Company collects funds from clients on behalf of media outlets resulting in cash receipts and disbursements at levels substantially exceeding its revenue. Therefore, the working capital amounts reported on its balance sheet and cash flows from operating activities reflect the "pass-through" of these items.

Cash flow provided from operating activities, supplemented by seasonal short-term borrowings and long-term credit facilities, finance the operating, acquisition and capital expenditure requirements of the Company, in addition to dividend payments and repurchases of common stock.

Operating Activities
Cash flow from operations and borrowings under existing credit facilities, and refinancings thereof, have been the primary sources of the Company's working capital, and management believes that they will continue to be so in the future.

Net cash provided by (used in) operating activities was a source of $19.6 compared to a use of $319.9 for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash used for the first six months of 2002 was primarily attributable to the reduction of cash used for working capital including reduced payments of incentives in the second quarter of 2002 partially offset by payments made in connection with the Company's restructuring plan. The Company paid $133.6 related to severance, lease termination and other exit costs in connection with its restructuring plan. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due for media on a timely basis. Other uses of working capital include acquisitions, capital expenditures, repurchase of the Company's common stock and payment of cash dividends.

Investing Activities
During the first six months of 2002 the Company has completed 8 acquisitions. The companies acquired included those in the U.S. and Europe and included healthcare, public relations, direct marketing and research companies. In connection with these acquisitions, the Company paid $43.1 in cash and issued shares with a value of $1.1. Additionally, the Company paid $2.0 in cash and $0.8 in stock for additional ownership interests in companies in which a previous investment had been made.

During the first six months of 2002 the Company paid $165.9 in cash and $42.5 in stock as deferred payments on acquisitions that had closed in prior years. During the first six months of 2001 the Company paid $78.0 in cash and $29.7 in stock as deferred payments on acquisitions that had closed in prior years.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The Company's capital expenditures in the first six months of 2002 were $81.9 compared to $124.7 in the first six months of 2001. The Company continues to expect that capital expenditures for 2002 will be lower than the prior year. The primary purposes of these expenditures were to upgrade computer and telecommunications systems and to modernize offices.

Financing Activities
Total debt at June 30, 2002 was $2,976.3, an increase of $42.6 from December 31, 2001. The Company's bank-provided revolving credit agreements include financial covenants that set maximum levels of debt as a function of EBITDA and minimum levels of EBITDA as a function of interest expense (as defined in these agreements). At June 30, 2002, the Company was in compliance with all of its financial covenants in the revolving credit agreements.

The Company's term loan agreements also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). During the three months ended June 30, 2002, as a result of decreased cash flows and certain non-recurring charges for past quarters, the Company required and received amendments related to its financial covenants in the term loan agreements. In connection with the amendments, the Company agreed to a 0.5% increase in interest rates pertaining to $148.8 outstanding under the term loans. The Company believes that the additional interest payable is not material to the Company's financial position. At June 30, 2002, the Company was in compliance with all of its financial covenants in the term loan agreements, as amended.

In addition, the Company has obtained waivers of certain other provisions (not including financial covenants) contained in its revolving credit agreements and term loan agreements relating to the restatement described in Note 2 to the Company's Consolidated Financial Statements.

The Company renewed its 364-day, $500.0 bank facility prior to its maturity in June 2002. At June 30, 2002, there were no borrowings under this facility.

The Company repaid its $100 floating rate notes on June 28, 2002, the date of maturity. In addition, subsequent to June 30, 2002, the Company repaid an aggregate amount of $16.7 to two lenders under a term loan agreement.

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

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Based on current demand for the Company's services and the global economic environment, the Company believes that its cash flow from operations, together with its existing lines of credit and cash on hand, is sufficient to provide for the liquidity needs of its business. At June 30, 2002, the Company's committed credit facilities were $938.2 of which $106.8 was utilized at June 30, 2002. In addition, the Company has had success in the past accessing the debt markets for increased liquidity. Unanticipated decreases in cash flow from operations as a result of decreased demand for our services and other developments, including those described in the "Cautionary Statement" below, may require the Company to seek other sources of liquidity and modify its operating strategies.

As of June 30, 2002, the Company's estimated liability for earn-outs is as follows:
	2002	2003	2004	2005 and after	Total
Cash	$46.9	$120.4	$72.1	$66.6	$306.0
Stock	30.6	26.5	10.1	19.4	86.6
Total	$77.5	$146.9	$82.2	$86.0	$392.6

The amounts above are estimates based on the current projections as to the amount that will be paid and are subject to revisions as the earn-out periods progress.

In addition to the estimated liability for earn-outs, the Company has entered into agreements that require the Company to purchase additional equity interests in certain companies (put options). In many cases, the Company also has the option to purchase the additional equity interests (call options) in certain circumstances. The total amount of potential payments under put options is as follows:
	Exercisable as of June 30, 2002	Not Exercisable	Total
Cash	$12.4	$167.4	$179.8
Stock	4.1	24.5	28.6
Total	$16.5	$191.9	$208.4

The expected maturity of the $208.4 is as follows: 2002 - $21.7; 2003 - $60.0; 2004 - $17.0; 2005 and thereafter - $109.7. The actual amount to be paid is contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

The Company also has call options to acquire additional equity interests in companies in which it already has an ownership interest. The estimated amount that would be paid under such call options is $43.5 and, in the event of exercise, would be paid as follows: 2002 - $0.8; 2003 - $17.8; 2004 - $4.9; 2005 thereafter - $20.0. The actual amount to be paid is contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

OTHER MATTERS

Argentina and Brazil
As a result of the devaluation of currencies in Argentina and Brazil in recent months, the Company's cumulative translation adjustment balance reflected a reduction in stockholders' equity of approximately $23.2 for the six months ended June 30, 2002. The Company expects to maintain its strategic investment in Argentina and Brazil for the long-term. Accordingly, the Company does not currently consider its investment in these countries to be permanently impaired.

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

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001 (Restated)	2002 (Restated)	2001 (Restated)
Reported net income (loss)	$117.0	$(113.1)	$182.9	$(142.4)
Add back: goodwill amortization, net of tax	--	35.0	--	70.3

Adjusted net income (loss)	$117.0	$ (78.1)	$182.9	$ (72.1)

Basic earnings (loss) per share:
Reported earnings (loss)	$0.31	$(0.31)	$0.49	$(0.39)
Add back: goodwill amortization, net of tax	--	0.10	--	0.19
Adjusted earnings (loss)	$0.31	$(0.21)	$0.49	$(0.20)

Diluted earnings (loss) per share:
Reported earnings (loss)	$0.31	$(0.31)	$0.48	$(0.39)
Add back: goodwill amortization, net of tax	--	0.10	--	0.19
Adjusted earnings (loss)	$0.31	$(0.21)	$0.48	$(0.20)

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

In June 2002, Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146") was issued. SFAS 146 changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to interest rates and foreign currencies.

Interest Rates
At June 30, 2002, a significant portion of the Company's debt obligations was at fixed interest rates. Accordingly, for the fixed rate debt, assuming the fixed rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by approximately $31.0 on an annual basis if market rates were to increase by 10% and would increase by approximately $33.0 on an annual basis if market rates were to decrease by 10%. For that portion of the debt that is either maintained at variable rates or is swapped into variable rates, based on amounts and rates outstanding at June 30, 2002, the change in interest expense and cash flow from a 10% change in rates would be approximately $4.4 on an annual basis.

Foreign Currencies
The Company faces two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity section of the balance sheet. The Company's foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. dollar. Since the functional currency of the Company's foreign operations is generally the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders' equity and does not impact operating results. Revenues and expenses in foreign currencies translate into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect the Company's consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations. The Company has generally not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

PART II - OTHER INFORMATION

Item 2(c). CHANGES IN SECURITIES

        (1)  On April 1, 2002, the Registrant issued 46,026 shares of its Common Stock, par value $.10 per share (the "Interpublic Stock") and paid $3,619,815 in cash to the one former shareholder of a company which was acquired in the second quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,552,000.00 on the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based on the sophistication of the acquired company's one shareholder. The shareholder had access to all the documents filed by the Registrant with the SEC, including the Registrant's: (i) Annual Report on Form 10-K for the year ended December 31, 2001; (ii) Current Reports on Form 8-K for 2002; and (iii) Proxy Statement for the 2001 Annual Meeting of Stockholders.

        (2)  On April 2, 2002, the Registrant issued 56, 054 shares of Interpublic Stock to the three former shareholders of a company which was acquired on April 16, 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,878,000 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the shareholders of the acquired company who received Interpublic Stock. The shareholders had access to all the documents filed by the Registrant with the SEC, including the Registrant's (i) Annual Report on Form 10-K for the year ended December 31, 2001 (ii) Current Reports on Form 8-K for 2002, and (iii) Proxy Statement for the 2001 Annual Meeting of Stockholders.

        (3)  On April 8, 2002, the Registrant issued 62,665 shares of Interpublic Stock and paid $2,112,425 to the sole former stockholder of a company that was acquired in the first quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $2,112,425 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholder. The former stockholder had access to all the documents filed by the Registrant with the SEC, including the Registrant's (i) Annual Report on Form 10-K for the year ended December 31, 2001, (ii) Current Reports on Form 8-K for 2002, and (iii) Proxy Statement for the 2001 Annual Meeting of Stockholders.

        (4)  On April 15, 2002 and April 18, 2002, the Registrant paid an aggregate of $763,656 in cash and issued an aggregate of 8,840 shares of Interpublic Stock to four former shareholders of a company that was acquired by a subsidiary of the Registrant in the first quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $288,154 as of the dates of issuance, based on the closing price per share on such dates. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the former shareholders of the acquired company. The former shareholders had access to all the documents filed by the Registrant with the SEC, including the Registrant's (i) Annual Report on Form 10-K for the year ended December 31, 2001, (ii) Current Reports on Form 8-K for 2002, and (iii) Proxy Statement for the 2001 Annual Meeting of Stockholders.

        (5)  On April 16, 2002, the Registrant paid $1,151,208 in cash and issued 34,521 shares of Interpublic Stock to one former shareholder of a company that merged into a subsidiary of the Registrant in the first quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $1,151,209 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the former shareholder of the acquired company. The former shareholder had access to all the documents filed by the Registrant with the SEC, including the Registrant's (i) Annual Report on Form 10-K for the year ended December 31, 2001, (ii) Current Reports on Form 8-K for 2002, and (iii) Proxy Statement for the 2001 Annual Meeting of Stockholders.

        (6)  On April 16, 2002, the Registrant issued 25, 842 shares of Interpublic Stock to the three former shareholders of a company which was acquired on December 20, 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $866,041 on the date of issuance. The shares of Interpublic Stock were issued by Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the shareholders of the acquired company who received Interpublic Stock. The shareholders had access to all the documents filed by the Registrant with the SEC, including the Registrant's (i) Annual Report on Form 10-K for the year ended December 31, 2001 (ii) Current Reports on Form 8-K for 2002, and (iii) Proxy Statement for the 2001 Annual Meeting of Stockholders.

        (7)  On April 18, 2002 the Registrant paid $384,282 in cash and issued 54,487 shares of Interpublic Stock to the former sole shareholder of a company that was acquired by a subsidiary of the Registrant in the third quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $1,537,129 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the former sole shareholder of the company. The sole shareholder had access to all the documents filed by the Registrant with the SEC, including the Registrant's, (i) Annual Report on Form 10-K for the year ended December 31, 2001, (ii) Current Reports on Form 8-K for 2002, and (iii) Proxy Statement for the 2002 Annual Meeting of Stockholders.

        (8)  On April 26, 2002, the Registrant paid $1,345,196 in cash and issued an aggregate of 32,940 shares of Interpublic Stock to three former shareholders of a company that merged into a subsidiary of the Registrant in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $1,079,637 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the status of two of the former shareholders of the merged company as accredited investors and based on the sophistication of the other former shareholder of the merged company. The former shareholders had access to all the documents filed by the Registrant with the SEC, including the Registrant's (i) Annual Report on Form 10-K for the year ended December 31, 2001, (ii) Current Reports on Form 8-K for 2002, and (iii) Proxy Statement for the 2002 Annual Meeting of Stockholders.

         (9)  On April 29, 2002, the Registrant issued 81,905 shares of Interpublic Stock to one former shareholder of a company that was acquired by the Registrant in the fourth quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $2,717,447 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

        (10)  On April 29, 2002, the Registrant paid $9,172,000 in cash and notes and issued an aggregate of 97,217 shares of Interpublic Stock to three former shareholders of a company that was acquired by the Registrant in the second quarter of 2001. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $3,197,087 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

        (11)  On May 6, 2002, the Registrant paid $1,757,000 in cash and issued 79,467 shares of Interpublic Stock to the six former shareholders of a company which was acquired on July 18, 2001. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $2,613,662 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

        (12)  On May 9, 2002, the Registrant issued 38,855 shares of Interpublic Stock and on May 23, 2002 paid $3,441,094.30 in cash to the twelve former shareholders of four affiliated companies which were acquired in the third quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $1,102,000.00 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

        (13)  On May 15, 2002, the Registrant paid $379,080 in cash and issued an aggregate of 12,613 shares of Interpublic Stock to former shareholders of a company that merged into a subsidiary of the Registrant in the fourth quarter of 2001. There were 17 former shareholders of the merged company, however, only three persons received shares of Interpublic Stock. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $400,920 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the persons receiving shares of Interpublic Stock. The persons who received Interpublic Stock had access to all the documents filed by the Registrant with the SEC, including the Registrant's (i) Annual Report on Form 10-K for the year ended December 31, 2001, (ii) Current Reports on Form 8-K for 2002, (iii) Quarterly Report on Form 10-Q for the period ended March 31, 2002 and (iv) Proxy Statement for the 2002 Annual Meeting of Stockholders;

        (14)  On May 24, 2002, a subsidiary of the Registrant acquired 65% of the stock of a company in consideration for which the Registrant paid to one former shareholder $1,534,656.29 in cash and issued 48,181 shares of Interpublic Stock. The shares of Interpublic Stock had a market value of $1,534,656 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non US persons" in reliance on Rule 903(b)(3) of the Regulation S under the Securities Act.

        (15)  On May 30, 2002, the Registrant paid $700,000 in cash and issued 21,273 shares of Interpublic Stock to the two former shareholders of a company which was acquired on April 17, 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $700,000 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

        (16)  On May 30, 2002 the Registrant paid $900,000 in cash and issued 3,039 shares of Interpublic Stock to the two former shareholders of a company for an additional 14% of the shares of the company. Registrant initially acquired 35% of the shares of this company on April 15, 1999. The value of the Interpublic Stock on the date of issuance was $100,000. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

        (17)  On May 31, 2002, the Registrant issued 44,166 shares of Interpublic Stock and paid $1,447,000 to the three former stockholders of a company that was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $1,447,000 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders. The former stockholders had access to all the documents filed by the Registrant with the SEC, including the Registrant's (i) Annual Report on Form 10-K for the year ended December 31, 2001, (ii) Quarterly Report on Form 10-Q for the period ended March 31, 2002, (iii) Current Reports on Form 8-K for 2002, and (iv) Proxy Statement for the 2002 Annual Meeting of Stockholders.

        (18)  On May 31, 2002, the Registrant paid $318,000 in cash and issued 4,967 shares of Interpublic Stock to the former shareholder of a company which was acquired on December 17, 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $162,314 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

        (19)  On May 31, 2002, a subsidiary of the Registrant acquired 100% of the stock of a company in consideration for which the Registrant paid $4,000,000 in cash and issued 30,193 shares of Interpublic Stock to the two shareholders of the company. The shares of Interpublic Stock had a market value of $1,000,000 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the company's shareholders. The shareholders had access to all the documents filed by the Registrant with the SEC, including the Company's (i) Annual Report on Form 10-K for the year ended December 31, 2001, (ii) Quarterly Report on Form 10-Q for the period ended March 31, 2002, (iii) Current Reports on Form 8-K for 2002, and (iv) Proxy Statement for the 2002 Annual Meeting of Stockholders.

        (20)  On June 3, 2002, the Registrant paid $9,437,312 in cash and issued an aggregate of 188,879 shares of Interpublic Stock to seven former shareholders of a company that was acquired by a subsidiary of the Registrant in the second quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $6,057,350 as of the date of issuance, based on the closing price per share on such date. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on sophistication of the acquired company's former shareholders. The former shareholders had access to all the documents filed by the Registrant with the SEC, including the Registrant's (i) Annual Report on Form 10-K for the year ended December 31, 2001, (ii) Quarterly Report on Form 10-Q for the period ended March 31, 2002, (iii) Current Reports on Form 8-K for 2002, and (iv) Proxy Statement for the 2002 Annual Meeting of Stockholders.

        (21)  On June 4, 2002, the Registrant issued 30,265 shares of Interpublic Stock and paid $2,249,171 to the two former stockholders of a company that was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $1,000,000 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders. The former stockholders had access to all the documents filed by the Registrant with the SEC, including the Registrant's (i) Annual Report on Form 10-K for the year ended December 31, 2001, (ii) Quarterly Report on Form 10-Q for the period ended March 31, 2002, (iii) Current Reports on Form 8-K for 2002, and (iv) Proxy Statement for the 2002 Annual Meeting of Stockholders.

        (22)  On June 13, 2002, the Registrant issued 55,899 shares of Interpublic Stock and paid $16,077,600 in cash to the former shareholders of two affiliated companies which were acquired in the second quarter of 2000. Only two of the four former shareholders of the acquired companies received shares of Interpublic Stock. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $1,755,000 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

        (23)  On June 26, 2002, the Registrant paid $201,000 and issued 1,851 shares of Interpublic Stock to the former shareholder of a company which was acquired on September 30,1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $61,808 on the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)	This item is answered in respect of the Annual Meeting of Stockholders held on May 20, 2002 (the "Annual Meeting").

(b)

No response is required to Paragraph (b) because (i) proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended; (ii) there was no solicitation in opposition to Management's nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)	At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

--	Proposal to approved Management's nominees for director as follows:

NOMINEE	FOR	WITHHELD	BROKER NONVOTES

Frank J. Borelli	312,352,366	6,466,428	0
Reginald K. Brack	312,318,706	6,500,088	0
Jill M. Considine	312,271,006	6,547,788	0
John J. Dooner, Jr.	314,113,258	4,705,536	0
Richard A. Goldstein	257,025,723	61,793,071	0
H. John Greeniaus	314,319,522	4,499,272	0
Sean F. Orr	313,956,393	4,862,401	0
Michael I. Roth	312,736,786	6,082,008	0
J. Phillip Samper	314,301,819	4,516,975	0

--	Proposal to approve The Interpublic Group of Companies, Inc. 2002 Performance Incentive Plan

FOR	AGAINST	ABSTAIN	BROKER NONVOTES

288,495,258	28,134,226	2,189,310	0

--	Proposal to approve confirmation of independent accountants

FOR	AGAINST	ABSTAIN	BROKER NONVOTES

305,531,887	11,786,147	1,500,760	0

--	Approval of Stockholder's Resolution on Adoption of MacBride Principles for Northern Ireland Subsidiaries

FOR	AGAINST	ABSTAIN	BROKER NONVOTES

30,946,661	246,537,707	10,217,647	31,116,779

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	EXHIBITS

EXHIBIT NO.	DESCRIPTION

10(i)(A)

364-Day Credit Agreement, dated as of May 16, 2002 among Interpublic, the Initial Lenders named therein, Citibank, N.A. as Administrative Agent and Salomon Smith Barney Inc. as Lead Arranger and Book Manager (the "364 - Day Credit Agreement").

10(i)(B)

Amendment No. 3 dated May 16, 2002, to a 5-Year Credit Agreement (the "5 - Year Credit Agreement") among Interpublic, the Initial Lenders named therein, Citibank, N.A. as Administrative Agent and Salomon Smith Barney Inc., as Lead Arranger and Book Manager.

10(i)(C)	Waiver and Amendment Letter, dated August 6, 2002 to the 364-Day Credit Agreement.

10(i)(D)	Waiver and Amendment Letter, dated August 6, 2002 to the 5-Year Credit Agreement.

10(iii)A(i)	Deferred Compensation Agreement, dated as of April 1, 2002 between Interpublic and Jill M. Considine.

10(iii)(A)(ii)	Executive Severance Agreement, dated as of April 18, 2002 between Interpublic and Bruce Nelson.

10(iii)(A)(iii)	The Interpublic Group of Companies, Inc. 2002 Performance Incentive Plan, incorporated herein by reference to Appendix A to Schedule 14A, filed April 17, 2002.

(b)	REPORTS ON FORM 8-K.

The following Reports on Form 8-K were filed during the quarter ended June 30, 2002.

1)	Report, dated May 2, 2002. Item 5 Other Events and Item 7 Exhibits, Exhibit 99.1. Press Release.

2)	Report, dated May 2, 2002. Item 9 Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

Date: August 14, 2002	BY /S/ JOHN J. DOONER, JR.
JOHN J. DOONER, JR
Chairman of the Board, President
and Chief Executive Officer

Date: August 14, 2002	BY /S/ SEAN F. ORR
SEAN F. ORR
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10(i)(A)

364-Day Credit Agreement, dated as of May 16, 2002 among Interpublic, the Initial Lenders named therein, Citibank, N.A. as Administrative Agent and Salomon Smith Barney Inc. as Lead Arranger and Book Manager (the "364 - Day Credit Agreement").

10(i)(B)

Amendment No. 3 dated May 16, 2002, to a 5-Year Credit Agreement (the "5 - Year Credit Agreement") among Interpublic, the Initial Lenders named therein, Citibank, N.A. as Administrative Agent and Salomon Smith Barney Inc., as Lead Arranger and Book Manager.

10(i)(C)	Waiver and Amendment Letter, dated August 6, 2002 to the 364-Day Credit Agreement.

10(i)(D)	Waiver and Amendment Letter, dated August 6, 2002 to the 5-Year Credit Agreement.

10(iii)A(i)	Deferred Compensation Agreement, dated as of April 1, 2002 between Interpublic and Jill M. Considine.

10(iii)(A)(ii)	Executive Severance Agreement, dated as of April 18, 2002 between Interpublic and Bruce Nelson.

10(iii)(A)(iii)	The Interpublic Group of Companies, Inc. 2002 Performance Incentive Plan, incorporated herein by reference to Appendix A to Schedule 14A, filed April 17, 2002.