Form 10-Q
period 2002-09-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 2002-11-19
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 -Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at October 31, 2002: 385,640,588 shares.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
I N D E X

PART I. FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements

	Consolidated Statement of Operations	3
	Three months ended September 30, 2002
	and 2001 (unaudited)

	Consolidated Statement of Operations	4
	Nine months ended September 30, 2002
	and 2001 (unaudited)

	Consolidated Balance Sheet	5
	September 30, 2002 and
	December 31, 2001 (unaudited)

	Consolidated Statement of Comprehensive Income	7
	Three months ended September 30, 2002
	and 2001 (unaudited)

	Consolidated Statement of Comprehensive Income	8
	Nine months ended September 30, 2002
	and 2001 (unaudited)

	Consolidated Statement of Cash Flows	9
	Nine months ended September 30, 2002
	and 2001 (unaudited)

	Notes to Consolidated Financial Statements (unaudited)	10

Item 2.	Management's Discussion and Analysis of	20
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures	33
	about Market Risk

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	36

Item 2(c)	CHANGES IN SECURITIES	36

Item 5.	OTHER INFORMATION	38

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.	41

SIGNATURES		44

CERTIFICATIONS		45

INDEX TO EXHIBITS		47

PART I - FINANCIAL INFORMATION

Item 1.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

		2001
	2002	(Restated)

REVENUE	$1,502.2	$1,622.0

OPERATING EXPENSES:
Salaries and related expenses	860.3	894.7
Office and general expenses	565.8	584.9
Amortization of intangible assets	1.7	42.8
Restructuring and other merger related costs	12.1	592.8
Goodwill impairment and other charges	--	81.7

Total operating expenses	1,439.9	2,196.9

OPERATING INCOME (LOSS)	62.3	(574.9)

OTHER INCOME (EXPENSE):
Interest expense	(36.7)	(46.9)
Interest income	5.9	6.5
Other income (expense), net	4.7	(0.6)
Investment impairment	(4.9)	(48.2)
Total other expense	(31.0)	(89.2)

Income (loss) before provision for income taxes	31.3	(664.1)

Provision for (benefit from) income taxes	20.5	(185.9)

Income (loss) of consolidated companies	10.8	(478.2)

Income applicable to minority interests	(2.8)	(2.9)
Equity in net loss of unconsolidated affiliates	(0.5)	--

NET INCOME (LOSS)	$ 7.5	$ (481.1)

Earnings (loss) per share:
Basic	$ 0.02	$ (1.30)
Diluted	$ 0.02	$ (1.30)

Weighted average shares:
Basic	377.28	369.61
Diluted	381.08	369.61

Cash dividends per share	$ 0.095	$ 0.095

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	2002	2001
	(Restated)	(Restated)

REVENUE	$4,534.9	$5,056.6

OPERATING EXPENSES:
Salaries and related expenses	2,618.0	2,876.7
Office and general expenses	1,476.6	1,563.3
Amortization of intangible assets	5.5	126.9
Restructuring and other merger related costs	12.1	645.6
Goodwill impairment and other charges	--	303.1

Total operating expenses	4,112.2	5,515.6

OPERATING INCOME (LOSS)	422.7	(459.0)

OTHER INCOME (EXPENSE):
Interest expense	(108.9)	(125.8)
Interest income	20.9	29.1
Other income (expense), net	15.3	11.3
Investment impairment	(21.1)	(208.3)
Total other expense	(93.8)	(293.7)

Income (loss) before provision for income taxes	328.9	(752.7)

Provision for (benefit from) income taxes	134.9	(141.8)

Income (loss) of consolidated companies	194.0	(610.9)

Income applicable to minority interests	(17.5)	(20.3)
Equity in net income of unconsolidated affiliates	4.0	3.4

NET INCOME (LOSS)	$ 180.5	$ (627.8)

Earnings (loss) per share:
Basic	$ 0.48	$ (1.70)
Diluted	$ 0.47	$ (1.70)

Weighted average shares:
Basic	375.31	368.22
Diluted	381.08	368.22

Cash dividends per share	$ 0.285	$ 0.285

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

ASSETS

		December 31,
	September 30,	2001
	2002	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$ 615.0	$ 935.2
Account receivables (net of allowance for doubtful accounts: 2002-$111.9; 2001-$90.7)	4,474.2	4,674.9
Expenditures billable to clients	455.6	325.5
Deferred taxes	30.3	80.0
Prepaid expenses and other current assets	412.4	337.6

Total current assets	5,987.5	6,353.2

FIXED ASSETS, AT COST:
Land and buildings	166.9	161.1
Furniture and equipment	1,131.6	1,083.2
Leasehold improvements	520.3	461.4
	1,818.8	1,705.7
Less: accumulated depreciation	(973.0)	(858.0)

Total fixed assets	845.8	847.7

OTHER ASSETS:
Investment in unconsolidated affiliates	191.0	159.6
Deferred taxes	491.1	492.8
Other assets and miscellaneous investments	404.9	430.8
Goodwill	3,364.7	3,004.2
Other intangible assets (net of accumulated
amortization: 2002-$36.8; 2001-$24.0)	93.3	102.2

Total other assets	4,545.0	4,189.6

TOTAL ASSETS	$11,378.3	$11,390.5

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

		December 31,
	September 30,	2001
	2002	(Restated)
CURRENT LIABILITIES:
Accounts payable	$ 4,675.9	$ 4,555.5
Accrued expenses	1,007.5	1,321.3
Loans payable	535.0	453.1
Accrued income taxes	14.8	65.2
Dividends payable	--	36.0

Total current liabilities	6,233.2	6,431.1

NON-CURRENT LIABILITIES:
Long-term debt	1,227.3	1,356.8
Convertible subordinated notes	560.5	548.5
Zero-coupon convertible senior notes	579.6	575.3
Deferred compensation	402.7	376.7
Accrued postretirement benefits	56.5	54.4
Other non-current liabilities	85.4	100.5
Minority interests in consolidated subsidiaries	62.9	89.3

Total non-current liabilities	2,974.9	3,101.5

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: none
Common stock, $0.10 par value,
shares authorized: 550.0,
shares issued: 2002 - 388.8; 2001 - 385.8	38.9	38.6
Additional paid-in capital	1,790.0	1,785.2
Retained earnings	993.4	886.1
Accumulated other comprehensive loss, net of tax	(398.7)	(447.8)
	2,423.6	2,262.1

Less:
Treasury stock, at cost: 2002 - 3.7 shares; 2001 - 7.3 shares	(141.8)	(290.2)
Unamortized deferred compensation	(111.6)	(114.0)

Total stockholders' equity	2,170.2	1,857.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,378.3	$11,390.5

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions)
(Unaudited)

		2001
	2002	(Restated)

Net Income (Loss)	$ 7.5	$(481.1)

Foreign Currency Translation Adjustments	(31.6)	22.7

Unrealized Holding Gains (Losses) on Securities
Unrealized holding losses	(9.9)	--
Tax benefit	4.1	--

Unrealized holding losses on securities	(5.8)	--

Comprehensive Loss	$ (29.9)	$(458.4)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions)
(Unaudited)

	2002	2001
	(Restated)	(Restated)

Net Income (Loss)	$180.5	$(627.8)

Foreign Currency Translation Adjustments	57.6	(76.0)

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains	0.9	9.2
Tax expense	(0.4)	(3.8)
Unrealized holding losses	(15.4)	(7.7)
Tax benefit	6.4	3.2

Reclassification of unrealized loss to net earnings	--	89.4
Tax benefit	--	(37.5)
Unrealized holding gains (losses) on securities	(8.5)	52.8

Comprehensive Income (Loss)	$229.6	$(651.0)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions)
(Unaudited)
	2002	2001
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 180.5	$ (627.8)
Adjustments to reconcile net income (loss) to
cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	150.1	156.2
Amortization of intangible assets	5.5	126.9
Amortization of restricted stock awards and bond discounts	62.9	175.0
Provision for (benefit of) deferred income taxes	67.1	(183.9)
Undistributed equity earnings	(4.0)	(3.4)
Income applicable to minority interests	17.5	20.3
Restructuring charges - non-cash	--	104.3
Goodwill impairment and other	--	275.6
Investment impairment	21.1	208.3
Other, non-cash	(12.3)	(6.9)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	381.6	743.9
Expenditures billable to clients	(119.6)	(17.4)
Prepaid expenses and other current assets	(59.2)	(43.7)
Accounts payable, accrued expenses and other current liabilities	(367.9)	(1,283.9)
Accrued income taxes	(49.2)	(185.7)
Other non-current assets and liabilities	(22.4)	34.2

Net cash provided by (used in) operating activities	251.7	(508.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(257.0)	(227.8)
Capital expenditures	(123.5)	(194.7)
Proceeds from sales of businesses	21.7	13.5
Proceeds from sales of long-term investments	42.6	20.3
Purchases of long-term investments	(42.1)	(22.5)
Maturities of short-term marketable securities	39.8	35.0
Purchases of short-term marketable securities	(14.0)	(43.4)
Other investments and miscellaneous assets	(28.1)	(92.1)

Net cash used in investing activities	(360.6)	(511.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term bank borrowings	6.3	115.2
Proceeds from long-term debt	5.3	1,200.2
Proceeds from termination of interest rate swaps	41.5	--
Payments of long-term debt	(138.0)	(273.4)
Treasury stock acquired	--	(87.8)
Treasury stock transactions	(7.9)	(26.0)
Issuance of common stock	49.7	69.7
Distributions to minority interest	(18.0)	(8.6)
Contributions from minority interest	1.5	5.9
Cash dividends - Interpublic	(109.0)	(94.6)
Cash dividends - pooled companies	--	(15.2)

Net cash provided by (used in) financing activities	(168.6)	885.4

Effect of exchange rates on cash and cash equivalents	(42.7)	(24.7)

Decrease in cash and cash equivalents	(320.2)	(159.0)
Cash and cash equivalents at beginning of year	935.2	844.6

Cash and cash equivalents at end of period	$ 615.0	$ 685.6

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

1.

Basis of Presentation
In the opinion of management, the financial statements included herein contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company" or "Interpublic") December 31, 2001 Annual Report to Stockholders. As discussed in Note 2, the financial statements for prior periods have been restated and the Company will file a Form 10-K/A as soon as practical. The operating results for the first nine months of the year are not necessarily indicative of the results for the year or other interim periods.

Certain prior year amounts have been reclassified to conform with current year presentation. Additionally, as discussed in Note 8 below, the consolidated statement of operations is not comparable to the prior year reflecting a change in accounting principle pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

2.

Restatement
During the second and third quarters of 2002, the Company identified total charges of $181.3 ($135.9, net of tax) that are related to prior periods. The total amount of charges has been recorded through a restatement of previously reported amounts.

As a result of a review undertaken surrounding the process of internally allocating certain overhead costs and reimbursable charges to operating units throughout the world, the Company identified and recorded $101.0 of intracompany charges. The review related to McCann-Erickson WorldGroup ("McCann"). Cost allocations are performed by McCann in order to, among other things, satisfy regulatory authorities and measure client account profitability. The charges were principally in Europe and had been included in accounts receivable and work-in-progress rather than being expensed.

In addition to the intracompany charges, the Company identified an additional $36.3 at McCann principally related to estimates of insurance proceeds not yet realized, specific write-offs of receivables and work-in progress, costs that had been capitalized rather than expensed and other items. An additional $44.0 at subsidiaries other than McCann was identified. The largest component of the total was $30.3 related to understated liabilities, which the Company has concluded date back to 1996 and prior, at a subsidiary within The Partnership. The understated liabilities were identified as a result of the Company changing a subsidiary ledger system. Additionally, the Company identified $8.7 related to revenue and cost recognition adjustments at a subsidiary of Interpublic Sports and Entertainment Group.

As a result of the reviews undertaken, the Company is in the process of terminating certain employees, implementing other personnel changes and strengthening certain control processes in order to prevent the situations leading to the restatement from recurring.

	See Note 12 for a description of waivers that have been secured to ensure compliance with credit agreements and a discussion of certain liquidity matters.

The Company has been informed by the Securities and Exchange Commission staff that it is conducting an informal inquiry into the matters discussed above. The Company is cooperating fully with the inquiry.

	The table below presents a summary of the impact of restating the financial statements for the periods presented herein.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

	CONSOLIDATED STATEMENT OF OPERATIONS

		As Previously Reported	As Restated
	Three months ended September 30, 2001
	- Operating loss	$(570.6)	$(574.9)
	- Net loss	$(477.5)	$(481.1)
	- Loss per share - Basic	$ (1.29)	$ (1.30)
	- Loss per share - Diluted	$ (1.29)	$ (1.30)

	Nine months ended September 30, 2001
	- Operating loss	$(443.7)	$(459.0)
	- Net loss	$(616.5)	$(627.8)
	- Loss per share - Basic	$ (1.67)	$ (1.70)
	- Loss per share - Diluted	$ (1.67)	$ (1.70)

	CONSOLIDATED BALANCE SHEET

	December 31, 2001
	CURRENT ASSETS:
	Cash and cash equivalents	$ 935.2	$ 935.2
	Accounts receivable	4,780.5	4,674.9
	Other current assets	751.5	743.1
	TOTAL CURRENT ASSETS	$ 6,467.2	$ 6,353.2

	TOTAL ASSETS	$11,514.7	$11,390.5

	LIABILITES AND STOCKHOLDERS' EQUITY:
	CURRENT LIABILITIES:
	Accounts payable and accrued expenses	$ 5,841.7	$ 5,876.8
	Loans payable	453.1	453.1
	Accrued income taxes	103.1	65.2
	Dividends payable	36.0	36.0
	TOTAL CURRENT LIABILITIES	$ 6,433.9	$ 6,431.1

	NON-CURRENT LIABILITIES	$ 3,101.5	$ 3,101.5

	STOCKHOLDERS' EQUITY	$ 1,979.3	$ 1,857.9

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,514.7	$11,390.5

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

3.	Earnings (Loss) Per Share
	The following sets forth the computation of earnings (loss) per share for the three and nine month periods ended September 30, 2002 and 2001:

		Three Months Ended September 30,
		2002	2001 Restated
	Basic
	Net income (loss)	$ 7.5	$(481.1)

	Weighted average number of common shares outstanding	377.28	369.61

	Earnings (loss) per share	$ 0.02	$ (1.30)

	Diluted (a)
	Net income (loss) - diluted	$ 7.5	$(481.1)

	Weighted average number of common shares outstanding	377.28	369.61

	Weighted average number of incremental shares
	in connection with restricted stock
	and assumed exercise of stock options	3.80	--

	Weighted average number of common shares outstanding - diluted	381.08	369.61

	Earnings (loss) per share - diluted	$ 0.02	$ (1.30)

	(a)

The computation of diluted earnings per share for 2002 and 2001 excludes the assumed conversion of the 1.80% and 1.87% Convertible Subordinated Notes because they were anti-dilutive. The computation of diluted earnings per share for 2001 excludes the conversion of restricted stock and assumed exercise of stock options because they were anti-dilutive.

		Nine Months Ended September 30,
		2002 Restated	2001 Restated
	Basic
	Net income (loss)	$ 180.5	$(627.8)

	Weighted average number of common shares outstanding	375.31	368.22

	Earnings (loss) per share	$ 0.48	$ (1.70)

	Diluted (b)
	Net income (loss)	$180.5	$(627.8)

	Weighted average number of common shares outstanding	375.31	368.22

	Weighted average number of incremental shares
	in connection with restricted stock
	and assumed exercise of stock options	5.77	--

	Weighted average number of common shares outstanding - diluted	381.08	368.22

	Earnings (loss) per share - diluted	$ 0.47	$ (1.70)

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

(b)

The computation of diluted earnings per share for 2002 and 2001 excludes the assumed conversion of the 1.80% and 1.87% Convertible Subordinated Notes because they were anti-dilutive. The computation of diluted earnings per share for 2001 excludes the conversion of restricted stock and assumed exercise of stock options because they were anti-dilutive.

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

In the third quarter of 2002, the Company recorded an additional $12.1 in charges related to the restructuring plan. The additional charge was necessitated largely by increases in estimates of lease losses due to lower than anticipated sublease income in key markets, including San Francisco, Chicago, Paris and London.

A summary of the remaining liability for restructuring and other merger related costs is as follows:

	Balance at December 31, 2001	2002 Charge	Cash paid through September 30, 2002	Long- term Liabilities and Non- cash Items	Liability at September 30, 2002
TOTAL BY TYPE
Severance and termination costs	$154.0	$ 2.3	$(114.9)	$(11.2)	$ 30.2
Lease termination and other exit costs	157.1	9.8	(54.1)	--	112.8
Total	$311.1	$12.1	$(169.0)	$(11.2)	$143.0

As of September 30, 2002, the Company has terminated approximately 7,000 employees in connection with the restructuring plan. The majority of the remaining severance liabilities are expected to be paid out over the next year. Amounts totaling $11.2 have been transferred from restructuring liabilities to non-current liabilities (in the case of certain long-term deferred compensation arrangements) or to additional paid-in capital (in the case of vested restricted stock amounts).

The employee groups affected by the restructuring program included all levels and functions across the Company: executive, regional and account management, administrative, creative and media production personnel. Approximately half of the headcount reductions relate to the U.S., one third relate to Europe (principally the UK, France and Germany), with the remainder relating to Latin America and Asia Pacific.

Lease termination costs, net of estimated sublease income, relate to the offices that have been or will be vacated as part of the restructuring. The Company downsized or vacated approximately 180 locations. The remaining liabilities will be paid out over a period of up to five years. The geographical distribution of offices vacated is similar to the geographical distribution of the severance charges. Lease termination and related costs include write-offs related to the abandonment of leasehold improvements as part of the office vacancies.

Other exit costs relate principally to the impairment loss on sale or closing of certain business units in the U.S. and Europe. In the aggregate, the businesses being sold or closed represent an immaterial portion of the revenue and operating profit of the Company. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. The sales and closures had been completed by September 30, 2002.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

5.

Goodwill Impairment and Other Charges
In 2001, the Company determined that the goodwill attributable to certain acquisitions was in excess of its estimates of the entities' future cashflows. As a result, an impairment charge of $303.1 ($263.4, net of tax) had been recorded in 2001. Of the total write-off, $221.4 was recorded in the second quarter of 2001 and $81.7 was recorded in the third quarter of 2001. The largest components of the goodwill impairment and other charges were Capita Technologies, Inc. (approximately $145) and Zentropy Partners (approximately $16), both internet services businesses. The remaining amount primarily related to several other businesses including internet services, healthcare consulting, and certain advertising offices in Europe and Asia Pacific.

See Note 8 for a discussion of the effect of adopting SFAS 142, Goodwill and Other Intangible Assets.

6.	Investment Impairment
During the third quarter of 2002, the Company recorded investment impairment charges of $4.9, primarily related to European marketable securities and certain venture funds.

During the second quarter of 2002, the Company recorded investment impairment charges of $16.2, primarily relating to certain investments of Octagon, a sports marketing company.

During the first quarter of 2001, the Company recorded a charge of $160.1 related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. During the third quarter of 2001, the Company recorded a charge of $48.2 related to the impairment of non-internet investments and certain venture funds.

The impairment charges adjusted the carrying value of investments to the estimated market value.

7.

Operating Expenses
Included in office and general expenses for the third quarter of 2001 were charges of $85.4 relating primarily to miscellaneous operating assets, which were no longer considered realizable. Additionally for the third quarter of 2001, a benefit of $50 resulting from a reduction in severance reserves related to significant headcount reductions was included in salaries and related expenses.

8.

New Accounting Standards
In June 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations ("SFAS 141"), and 142, Goodwill and Other Intangible Assets ("SFAS 142"). These statements were effective for fiscal years beginning after December 15, 2001. Under the new standards, the purchase method of accounting is required for all business combinations initiated after June 30, 2001 and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

During the first quarter of 2002, the Company performed the required impairment tests of goodwill and determined that there was no impairment required to be recognized upon adoption. The Company estimates that, based on its current intangible assets, amortization expense will be approximately $6.0 to $8.0 in each of the next five years.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001 (Restated)	2002 (Restated)	2001 (Restated)
Reported net income (loss)	$ 7.5	$(481.1)	$180.5	$(627.8)
Add back:
Goodwill amortization	--	41.8	--	124.0
Tax benefit on goodwill amortization	--	(6.6)	--	(18.4)
Adjusted net income (loss)	$ 7.5	$(445.9)	$180.5	$(522.2)

Basic earnings (loss) per share:
Reported earnings (loss)	$0.02	$(1.30)	$0.48	$(1.70)
Add back: goodwill amortization, net of tax	--	0.09	--	0.28
Adjusted earnings (loss)	$0.02	$(1.21)	$0.48	$(1.42)

Diluted earnings (loss) per share:
Reported earnings (loss)	$0.02	$(1.30)	$0.47	$(1.70)
Add back: goodwill amortization, net of tax	--	0.09	--	0.28
Adjusted earnings (loss)	$0.02	$(1.21)	$0.47	$(1.42)

In June 2001, SFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143") was issued. SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144") was issued. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets to be Disposed of ("SFAS 121"), and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also amends ARB (Accounting Research Bulletins) 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS 121. Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 establishes that reimbursements received for certain out-of-pocket expenses should be reported as revenue and operating expenses in the statement of operations. Historically, the Company

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

classified reimbursed out-of-pocket expenses as a reduction of operating expenses. The Company has adopted this guidance, retroactively, effective the first quarter of fiscal year 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In June 2002, SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146") was issued. SFAS 146 changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date.

9.

Derivative and Hedging Instruments
Interest Rate Swaps
As of September 30, 2002, the Company had terminated all of the interest rate swap agreements covering the $500.0, 7.875% notes due October 2005. In connection with this transaction, the Company received $41.5 in cash which will be recorded as an offset to interest expense over the remaining life of the related debt.

Hedges of Net Investments The Company has repaid the Euro borrowings that, as of December 31, 2001, had been designated as a hedge of a net investment.

Forward Contracts
As of September 30, 2002, the Company had contracts covering approximately $26.9 of notional amount of currency. As of September 30, 2002, the fair value of the forward contracts was an asset of $3.4.

Other The Company has two embedded derivative instruments under the terms of the offering of Zero-Coupon Convertible Notes. At September 30, 2002, the fair value of the two derivatives was negligible.

10.

Segment Information
During the second quarter of 2002, the Company reorganized its operations. Prior to the second quarter, the Company was organized into four global operating groups: a) McCann-Erickson WorldGroup ("McCann"), b) the FCB Group ("FCB"), c) The Partnership and d) Advanced Marketing Services ("AMS"). In the second quarter, the Company carved out certain operations related to sports and event planning activities and combined them to form a fifth global operating group, Interpublic Sports and Entertainment Group ("S&E"). Each of McCann, FCB, The Partnership, AMS and S&E operate with the same business objective which is to provide clients with a wide variety of services that contribute to the delivery of a message and to the maintenance or creation of a brand. However, the Partnership and AMS historically have had lower gross margins than the Company average. The five global operating groups share numerous clients, have similar cost structures, provide services in a similar fashion and draw their employee base from the same sources. The annual margins of each of the five groups may vary due to global economic conditions, client spending and specific circumstances such as the Company's restructuring activities. However, based on the respective future prospects of the five groups, the Company believes that the long-term average gross margin of each of these five groups will converge over time and, given the similarity of the operations, the five groups have been aggregated.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

11.

Acquisitions and Deferred Payments
During the first nine months of 2002, the Company completed 11 acquisitions. The companies acquired were located in the U.S. and Europe and included healthcare, public relations, direct marketing and research companies. In connection with these acquisitions, the Company paid $53.7 in cash and issued shares with a value of $1.1. Additionally, the Company paid $30.6 in cash and $10.4 in stock for additional ownership interests in companies in which a previous investment had been made. In connection with the acquisitions, approximately $5.9 of cash was acquired.

During the first nine months of 2002, the Company paid $178.6 in cash and $56.7 in stock as deferred payments on acquisitions that had closed in prior years. During the first nine months of 2001, the Company paid $114.4 in cash and $36.3 in stock as deferred payments on acquisitions that had closed in prior years. Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance.

	As of September 30, 2002, the Company's estimated liability for earn-outs is as follows:

		2002	2003	2004	2005 and after	Total
	Cash	$32.7	$120.4	$75.0	$71.9	$300.0
	Stock	10.7	41.4	7.6	23.4	83.1
	Total	$43.4	$161.8	$82.6	$95.3	$383.1

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

The total amount of potential payments under put options is $188.1, of which $14.9 is payable in stock. Exercise of the put options would require payments to be made as follows: 2002 - $7.5; 2003 - $75.3; 2004 - $21.9; 2005 and thereafter - $83.4. The actual amount to be paid is contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

The Company also has call options to acquire additional equity interests in companies in which it already has an ownership interest. The estimated amount that would be paid under such call options is $132.7 and, in the event of exercise, would be paid as follows: 2002 - $2.1; 2003 - $25.4; 2004 - $9.9; 2005 and thereafter - $95.3. The actual amount to be paid is contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

12.

Debt and Certain Liquidity Matters
The Company has two revolving credit facilities provided by a syndicate of banks (the "Revolving Credit Facilities") in an aggregate amount of $875.0, which are utilized to fund the Company's ordinary course business needs. The Revolving Credit Facilities bear interest rates at either a bank's base rate or LIBOR, at the Company's option. Furthermore, the interest rate on base rate loans is affected by the facilities' utilization levels, and the interest rate on LIBOR loans is affected by utilization levels and the Company's credit ratings. Based on the Company's current credit ratings of BBB and Baa3, as reported by Standard & Poor's and Moody's Investors Services, Inc., respectively, the current interest rate for base rate loans is 4.25% and the interest spread with respect to LIBOR loans is 1.25%. At September 30, 2002, approximately $103.5 was borrowed under these facilities, and as of November 15, 2002, approximately $48.7 was borrowed. The Revolving Credit Facilities include financial covenants that set maximum levels of debt as a function of EBITDA and minimum levels of EBITDA as a function of interest expense (as defined in these agreements). As of September 30, 2002, the Company was in compliance with both of the financial covenants in the Revolving Credit Facilities.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

The Company's note purchase agreements with The Prudential Insurance Company of America (the "Prudential Agreements") also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). Due to the impact on the Company's net worth resulting from (a) lower operating profit in the current quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement described in Note 2 to the Company's Consolidated Financial Statements, as of September 30, 2002, the Company required and received waivers related to its financial covenants in the Prudential Agreements.

In addition, the Company has obtained waivers of certain other provisions (excluding financial covenants) contained in its Revolving Credit Facilities and in certain of its term loan agreements, including the Prudential Agreements, which relate to the restatement. In connection with the waivers for its Revolving Credit Facilities, the Company agreed to an increase in interest rates and commitment fees payable to the lenders. In connection with the waivers for the Prudential Agreements, the Company agreed to increase the interest rates on the $148.8 outstanding under the Prudential Agreements. As a result, the current interest rates on the notes issued pursuant to the Prudential Agreements range from 7.55% to 9.51%. In addition to the increase in interest rates on the Prudential Agreements and the Revolving Credit Facilities, the Company paid fees to the lenders as additional consideration for their granting the waivers and amendments discussed above. The impact of the fees paid and the increased interest rates will not be material to the Company's financial position, cash flows or results of operations.

The Company also agreed to amend the Revolving Credit Facilities and the Prudential Agreements prior to January 15, 2003 to include limitations that are mutually acceptable to the Company and the lenders on the ability of the Company (i) to make acquisitions or investments, (ii) to make capital expenditures, (iii) to declare or pay dividends and (iv) to repurchase shares or other debt securities. Until this amendment is effective, the Company agreed not to shorten the maturity or amortization of, or prepay any amounts under, its term loan agreements or any other long-term debt (other than (a) in connection with a debt refinancing having the same or later maturity or (b) prepayments pursuant to the terms of the Revolving Credit Facilities).

In addition to the Revolving Credit Facilities, at September 30, 2002, the Company had $65 of committed lines of credit, all of which was provided by overseas banks which participate in the Company's Revolving Credit Facilities. At September 30, 2002, approximately $57.2 was outstanding under these lines of credit.

At September 30, 2002 the Company also had $717.0 of uncommitted lines of credit, $459.9 of which was provided by banks which participate in the Company's Revolving Credit Facilities. At September 30, 2002, approximately $326.4 was outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

At September 30, 2002, the Company had contingent obligations under guarantees and letters of credit issued by banks for the account of the Company and its subsidiaries in an aggregate amount of approximately $256.6. As of November 15, 2002, this aggregate amount was approximately $244.8.

The Company's liquidity in the third quarter of 2002 has been negatively impacted by lower profitability and issues resulting from the restatement. The Company believes that cash flow from operations, together with its availability under existing lines of credit and cash on hand, will be sufficient to fund the Company's working capital needs and other obligations on a timely basis. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity and access to capital markets, to meet such requirements. Unanticipated decreases in cash flow from operations as a result of decreased demand for our services and other developments may require the Company to seek other sources of liquidity (including the disposition of certain non-core assets) and modify its operating strategies.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

13.

Commitments and Contingencies
Legal Matters
Federal Securities Class Actions
Thirteen federal securities purported class actions were filed against The Interpublic Group of Companies, Inc. (referred to hereinafter as "Interpublic" the "Company" or the "Registrant") and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to August 2002. These lawsuits allege that Interpublic and certain of its present and former directors and officers made a series of false and misleading statements to its shareholders between October 1997 and August 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's net income and financial results during those periods. The suits allege that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. No amount of damages is specified in the complaints. These actions, filed in the United States District Court for the Southern District of New York, were consolidated and lead counsel was appointed for all plaintiffs at a hearing on November 8, 2002. A consolidated complaint is due on December 20, 2002. A response to the complaint is due on January 31, 2003.

State Derivative Actions
In the wake of the federal lawsuits, two shareholder derivative suits were filed. A suit was filed on September 4, 2002 in New York Supreme Court, New York County, by a single shareholder acting on behalf of the Company against the Board of Directors. The suit alleges a breach of fiduciary duties to Interpublic's shareholders. The complaint does not state a specific amount of damages. The plaintiff has until December 13, 2002 to file an amended complaint. Interpublic will have 45 days to respond. On October 24, 2002, another shareholder derivative suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the board of directors. This suit also alleges a breach of fiduciary duties to Interpublic's shareholders. The complaint does not state a specific amount of damages. A response to the complaint is due on December 13, 2002.

The Company is involved in other legal and administrative proceedings of various types, including the above. While any litigation contains an element of uncertainty, the Company believes that the outcome of such proceedings or claims will not have a material adverse effect on the financial condition of the Company.

Tax Matters
The Internal Revenue Service (IRS) is currently examining the Company's federal income tax returns for 1994 to 1996. While the audit is not complete, the IRS has indicated its intention to challenge certain of the Company's tax positions. The Company believes that its tax positions comply with applicable tax law and intends to defend its positions vigorously. The ultimate disposition of these matters could require the Company to make additional payment to the IRS. Nonetheless, the Company believes that there will not be a material effect on the Company's financial position, cash flows or results of operations from the ultimate resolution of these matters.

Item 2.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

RESULTS OF OPERATIONS

Restatement
During the second and third quarters of 2002, the Company identified total charges of $181.3 ($135.9, net of tax) that are related to prior periods. The total amount of charges has been recorded through a restatement of previously reported amounts.

As a result of a review undertaken surrounding the process of internally allocating certain overhead costs and reimbursable charges to operating units throughout the world, the Company identified and recorded $101.0 of intracompany charges. The review related to McCann-Erickson WorldGroup ("McCann"). Cost allocations are performed by McCann in order to, among other things, satisfy regulatory authorities and measure client account profitability. The charges were principally in Europe and had been included in accounts receivable and work-in progress rather than being expensed.

In addition to the intracompany charges, the Company identified an additional $36.3 at McCann principally related to estimates of insurance proceeds not yet realized, specific write-offs of receivables and work-in progress, costs that had been capitalized rather than expensed and other items. An additional $44.0 at subsidiaries other than McCann was identified. The largest component of the total was $30.3 related to understated liabilities, which the Company has concluded date back to 1996 and prior, at a subsidiary within The Partnership. The understated liabilities were identified as a result of the Company changing a subsidiary ledger system. Additionally, the Company identified $8.7 related to revenue and cost recognition adjustments at a subsidiary of Interpublic Sports and Entertainment Group.

As a result of the reviews undertaken, the Company is in the process of terminating certain employees, implementing other personnel changes and strengthening certain control processes in order to prevent the situations leading to the restatement from recurring.

The Company has been informed by the Securities and Exchange Commission staff that it is conducting an informal inquiry into the matters discussed above. The Company is cooperating fully with the inquiry.

General
The following discussion relates to the results of the Company after giving effect to the restatement.

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

The Company's results of operations are dependent upon: a) maintaining and growing its revenue, b) the ability to retain existing clients and obtain new clients, c) the continuous alignment of its costs to its revenue and d) retaining key personnel. Revenue is also highly dependent on overall worldwide economic conditions.

The uncertain economic environment has resulted in a volatile market for advertising services in 2002. There is a lack of visibility in the demand for advertising and marketing services for the balance of this year and into early next year as a result of the current economic environment. The Company endeavor to continuously align its costs to its revenue and will make further headcount reductions as necessary.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

The Company reported net income of $7.5 or $0.02 diluted earnings per share and a net loss of $481.1 or $1.30 loss per share for the three months ended September 30, 2002 and 2001, respectively. Net income excluding non-recurring items was $14.7 or $0.04 and $51.0 or $0.14 diluted earnings per share for the three months ended September 30, 2002 and 2001, respectively.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The following table sets forth net income (loss) as reported and excluding non-recurring items:
	Three Months Ended September 30,
	2002	2001 (Restated)
Net Income (Loss)
Net income (loss), as reported	$ 7.5	$(481.1)

Less non-recurring items:
Restructuring and other merger related costs	(12.1)	(592.8)
Goodwill impairment and other charges	--	(81.7)
Investment impairment	--	(48.2)
Operating expense	--	(35.4)
Tax effect of above items	4.9	226.0
Total non-recurring items	(7.2)	(532.1)

Net income, excluding non-recurring items	$ 14.7	$ 51.0

Revenue
Worldwide revenue for the three months ended September 30, 2002 was $1,502.2, a decrease of $119.8 or 7.4% from the three months ended September 30, 2001. Domestic revenue, which represented 57% of worldwide revenue in the three months ended September 30, 2002, decreased $66.3 or 7.2% from the same period in 2001. International revenue, which represented 43% of worldwide revenue in the three months ended September 30, 2002, decreased $53.5 or 7.6% from the same period in 2001. International revenue would have decreased 4.6% excluding the effects of changes in foreign currency. The decrease in worldwide revenue was primarily a result of reduced demand for advertising and marketing services by current clients due to the weak economy and the loss of accounts of Pepsi owned brands. The worldwide revenue decrease of (7.4)% was due to: net acquisitions/divestitures (0.3)%, impact of foreign currency changes (1.3)%, impact of the merger-related loss of Pepsi owned brands (0.6)% and organic revenue decline (5.2)%. Organic changes in revenue are based on increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

The Company is a worldwide global marketing services company, providing clients with communications expertise in four broad areas: a) advertising and media management, b) marketing communications, which includes customer relationship management (direct marketing), public relations, sales promotion, event marketing, on-line marketing, identity branding and healthcare marketing, c) marketing intelligence, which includes custom marketing research, brand consultancy and database management and d) marketing services, which includes sports and entertainment marketing, corporate meetings and events, retail marketing as well as other marketing and business services.

The following table sets forth the estimated revenue breakdown by type of service offering. Management of the Company believes that this breakdown is a useful measure of the types of global marketing services provided. This presentation does not represent the way in which the Company is organized or managed since most of the services are offered by each of the Company's global operating groups:
	Three Months Ended September 30,
	2002	2001
Advertising and Media Management	$ 869.9	$ 918.3
Marketing Communications	400.4	477.9
Marketing Intelligence	117.0	105.8
Marketing Services	114.9	120.0
Total Revenue	$1,502.2	$1,622.0

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Operating Expenses
Worldwide operating expenses for the three months ended September 30, 2002 decreased $757.0 or 34.5% to $1,439.9 compared to the three months ended September 30, 2001. Worldwide operating expenses excluding non-recurring items for the three months ended September 30, 2002 decreased $59.2 or 4.0% compared to the three months ended September 30, 2001. The decrease in worldwide operating expenses reflects the benefit of the Company's 2001 restructuring plan and other operating cost reduction initiatives, and a decrease in amortization of intangible assets as a result of adoption of the new accounting pronouncement related to goodwill amortization (see Note 8). This decrease was partially offset by an increase in severance costs resulting from additional headcount reductions and an increase in professional fees. The decrease of (4.0)% was due to: net acquisitions/divestitures (0.5)%, impact of foreign currency changes (1.2)%, impact of the merger-related loss of Pepsi owned brands (0.2)% and reductions in operating expenses from existing operations (2.1)%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 57.3% of revenue. Salaries and related expenses for the three months ended September 30, 2002 decreased $34.4 or 3.8% to $860.3 compared to the three months ended September 30, 2001. Salaries and related expenses excluding non-recurring items for the three months ended September 30, 2002 decreased $84.4 or 8.9% compared to the three months ended September 30, 2001. The decrease is primarily a result of lower headcount, which was reduced to 51,350 at September 30, 2002 compared with approximately 58,000 at September 30, 2001 primarily as a result of the Company's 2001 restructuring plan. The decrease of (8.9)% was due to: net acquisitions/divestitures (0.5)%, impact of foreign currency changes (1.2)%, impact of the merger-related loss of Pepsi owned brands (0.2)% and reductions in salaries and related expenses from existing operations (7.0)%.

Office and general expenses decreased $19.1 or 3.3% in the three months ended September 30, 2002 to $565.8 compared to $584.9 in the three months ended September 30, 2001. Office and general expenses excluding non-recurring costs increased $66.3 or 13.3% compared to the three months ended September 30, 2001. The increase was due primarily to an increase in professional fees as a result of the restatement, write-off of certain current assets and higher new business development costs. This was offset by the Company's restructuring plan initiatives, causing reduced office rental expense, together with reductions in supplies and reduced travel and entertainment costs. The increase of 13.3% was due to: net acquisitions/divestitures (0.7)%, impact of foreign currency changes (1.3)%, impact of the merger-related loss of Pepsi owned brands (0.3)% and an increase in office and general expenses from existing operations 15.6%.

Amortization of intangible assets was $1.7 in the three months ended September 30, 2002 compared with $42.8 in the third quarter of 2001. The decrease is a result of the adoption of the new standard on accounting for goodwill and other intangible assets effective January 1, 2002. Although SFAS 142 does not require that previously reported numbers be restated, amortization of intangible assets would have been $1.0 for the third quarter of 2001 under the new standard (see Note 8).

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense was $36.7 in the third quarter of 2002 compared with $46.9 in the third quarter of 2001. The decrease was primarily due to lower average debt balances and interest rates paid on short-term borrowings, the benefit of interest rate swap agreements covering all of the $500.0, 7.875% notes and the issuance and sale of the Zero-Coupon Convertible Notes in December 2001.

Interest Income
Interest income was $5.9 for the third quarter of 2002 compared with $6.5 in the same period of 2001. The decrease in 2002 is primarily due to lower interest rates.

Other Income (Expense), net
Other income primarily consists of investment income, gains from the sale of businesses and gains (losses) on investments, primarily marketable securities classified as available-for-sale. Other income was $4.7 for the third quarter of 2002 compared with a loss of $0.6 for the third quarter of 2001. The gain in 2002 reflects a gain on the sale of an unconsolidated affiliate in the U.S. The prior year included a loss from the sale of an unconsolidated affiliate in Europe.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Investment Impairment
During the third quarter of 2002, the Company recorded investment impairment charges of $4.9, primarily related to marketable securities and certain venture funds.

During the third quarter of 2001, the Company recorded investment impairment charges of $48.2, primarily related to non-internet investments, certain venture funds and other investments.

OTHER ITEMS
The Company's effective income tax rate was 65.5% for the third quarter of 2002 and (28.0)% for the third quarter of 2001. The increased third quarter 2002 effective income tax rate reflects the effect of the Company increasing its estimate, during the third quarter, of the full year effective income tax rate from 38.9% to 41.0%. The increased estimated full year 2002 effective income tax rate primarily results from the Company's reduced estimate of 2002 annual earnings primarily outside the U.S. as well as third quarter charges with tax benefits lower than the statutory rate of 35%. The third quarter 2002 effective income tax rate includes the effect of SFAS 142 (See Note 8 to the Consolidated Financial Statements). The 2001 effective income tax rate reflects the impact of goodwill and intangible asset amortization. The 2001 effective income tax rate was also impacted by restructuring charges, other merger related costs, and goodwill and other impairment charges that resulted in tax benefits lower than the statutory rate of 35%. Excluding non-recurring items, the effective income tax rate was 58.5% for the third quarter of 2002 compared to 42.7% for the third quarter of 2001. The primary differences between the effective income tax rate for the third quarter of 2002 of 65.5% and the statutory federal rate of 35%, in addition to the above, is due primarily to state and local taxes.

Income applicable to minority interests was $2.8 in the third quarter of 2002 compared to $2.9 in the third quarter of 2001. The slight decrease in the third quarter of 2002 was primarily due to operating losses from certain operations in Europe offset by increased operating results from certain U.S. operations for the quarter.

Equity in net loss of unconsolidated affiliates was $0.5 in the third quarter of 2002 compared to $0.0 in the third quarter of 2001. The decrease is primarily due to lower earnings of unconsolidated affiliates in Europe and the sale of an equity affiliate in Europe in 2001, partially offset by the sale of an unconsolidated affiliate in the U.S. that had losses in the prior year quarter.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

The Company reported net income of $180.5 or $0.47 diluted earnings per share and a net loss of $627.8 or $1.70 loss per share for the nine months ended September 30, 2002 and 2001, respectively. Net income excluding non-recurring items was $187.7 or $0.49 and $236.8 or $0.63 diluted earnings per share for the nine months ended September 30, 2002 and 2001, respectively. The following table sets forth net income (loss) as reported and excluding non-recurring items:
	Nine Months Ended September 30,
	2002 (Restated)	2001 (Restated)
Net Income (Loss)
Net income (loss), as reported	$180.5	$ (627.8)

Less non-recurring items:
Restructuring and other merger related costs	(12.1)	(645.6)
Goodwill impairment and other charges	--	(303.1)
Investment impairment	--	(208.3)
Operating expense	--	(35.4)
Tax effect of above items	4.9	327.8
Total non-recurring items	(7.2)	(864.6)

Net income, excluding non-recurring items	$187.7	$ 236.8

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Revenue
Worldwide revenue for the nine months ended September 30, 2002 was $4,534.9, a decrease of $521.7 or 10.3% from the nine months ended September 30, 2001. Domestic revenue, which represented 56.2% of worldwide revenue in the nine months ended September 30, 2002, decreased $392.8 or 13.3% from the same period in 2001. International revenue, which represented 43.8% of worldwide revenue in the nine months ended September 30, 2002, decreased $128.9 or 6.1% from the same period in 2001. International revenue would have decreased 6.3% excluding the effects of changes in foreign currency. The decrease in worldwide revenue was primarily a result of reduced demand for advertising and marketing services by current clients due to the weak economy, the loss of the Chrysler account in the fourth quarter of 2000 and the loss of accounts of Pepsi owned brands. The worldwide revenue decrease of (10.3)% was due to: net acquisitions/divestitures (0.5)%, impact of foreign currency changes 0.1%, impact of the merger-related loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.8)% and organic revenue decline (9.1)%. Organic changes in revenue are based on increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

The Company is a worldwide global marketing services company, providing clients with communications expertise in four broad areas: a) advertising and media management, b) marketing communications, which includes customer relationship management (direct marketing), public relations, sales promotion, event marketing, on-line marketing, identity branding and healthcare marketing, c) marketing intelligence, which includes custom marketing research, brand consultancy and database management and d) marketing services, which includes sports and entertainment marketing, corporate meetings and events, retail marketing as well as other marketing and business services.

The following table sets forth the estimated revenue breakdown by type of service offering. Management of the Company believes that this breakdown is a useful measure of the types of global marketing services provided. This presentation does not represent the way in which the Company is organized or managed since most of the services are offered by each of the Company's global operating groups:
	Nine Months Ended September 30,
	2002	2001
Advertising and Media Management	$2,670.9	$2,993.7
Marketing Communications	1,205.6	1,385.0
Marketing Intelligence	343.3	324.7
Marketing Services	315.1	353.2
Total Revenue	$4,534.9	$5,056.6

Operating Expenses
Worldwide operating expenses for the nine months ended September 30, 2002 decreased $1,403.4 or 25.4% to $4,112.2 compared to the nine months ended September 30, 2001. Worldwide operating expenses excluding non-recurring items for the nine months ended September 30, 2002 decreased $431.4 or 9.5% compared to the nine months ended September 30, 2001. The decrease in worldwide operating expenses reflects the benefit of the Company's 2001 restructuring plan and other operating cost reduction initiatives, and a decrease in amortization of intangible assets as a result of adoption of the new accounting pronouncement related to goodwill amortization (see Note 8). The decrease of (9.5)% was due to: net acquisitions/divestitures (0.6)%, impact of foreign currency changes 0.1%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.6)% and reductions in operating expenses from existing operations (8.4)%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 57.7% of revenue. Salaries and related expenses for the nine months ended September 30, 2002 decreased $258.7 or 9.0% to $2,618.0 compared to the nine months ended September 30, 2001. Salaries and related expenses excluding non-recurring items for the nine months ended September 30, 2002 decreased $308.7 or 10.5% compared to the nine months ended September 30, 2001. The decrease is primarily a result of lower

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

headcount, which was reduced to 51,350 at September 30, 2002 compared with approximately 58,000 at September 30, 2001 as a result of the Company's 2001 restructuring plan. The decrease of (10.5)% was due to: net acquisitions/divestitures (0.7)%, impact of foreign currency changes 0.2%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.4)% and reductions in salaries and related expenses from existing operations (9.6)%.

Office and general expenses decreased $86.7 or 5.5% in the nine months ended September 30, 2002 to $1,476.6 compared to $1,563.3 in the nine months ended September 30, 2001. Office and general expenses excluding non-recurring items for the nine months ended September 30, 2002 decreased $1.3 or 0.1% compared to the nine months ended September 30, 2001. The slight decrease was due primarily to the impact of the loss of the Chrysler account and accounts of Pepsi owned brands and the benefit of the Company's 2001 restructuring plan initiatives, including reduced travel and entertainment costs and reduced office rental and supplies costs. This was offset by an increase in professional fees and new business development costs, write-offs of current assets and an increase in bad debt expense. The decrease of (0.1)% was due to: net acquisitions/divestitures (1.1)%, impact of foreign currency changes 0.2%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.8)% and increases in office and general expenses from existing operations 1.6%.

Amortization of intangible assets was $5.5 in the nine months ended September 30, 2002 compared with $126.9 in the nine months ended September 30, 2001. The decrease is a result of the adoption of the new standard on accounting for goodwill and other intangible assets effective January 1, 2002. Although SFAS 142 does not require that previously reported numbers be restated, amortization of intangible assets would have been $2.9 for the nine months ended September 30, 2001 under the new standard (see Note 8).

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense was $108.9 in the first nine months of 2002 compared with $125.8 in the first nine months of 2001. The decrease was primarily due to lower interest rates paid on short-term borrowings, the benefit of interest rate swap agreements covering all of the $500.0, 7.875% notes and the issuance and sale of the Zero-Coupon Convertible Notes in December 2001. The Company used the net proceeds of $563.2 from the Zero-Coupon Convertible Notes to repay indebtedness under the Company's credit facilities.

Interest Income
Interest income was $20.9 for the first nine months of 2002 compared with $29.1 in the same period of 2001. The decrease in 2002 is primarily due to lower interest rates and lower average cash balances.

Other Income (Expense), net
Other income primarily consists of investment income, gains from the sale of businesses and gains (losses) on investments, primarily marketable securities classified as available-for-sale. Other income was $15.3 for the first nine months of 2002 compared with $11.3 for the first nine months of 2001. The gain in 2002 reflects gains on the sale of unconsolidated affiliates in Europe and the U.S., and a marketing services affiliate in the U.S. The prior year included gains on the sale of a marketing services affiliate and an unconsolidated affiliate in Europe, and non-core marketing services affiliates in the U.S.

Investment Impairment
During the first nine months of 2002, the Company recorded investment impairment charges of $21.1, primarily relating to certain investments of Octagon, a sports marketing company, European marketable securities and certain venture funds.

OTHER ITEMS
The Company's effective income tax rate was 41.0% for the first nine months of 2002 and (18.8)% for the first nine months of 2001. The 2002 effective income tax rate includes the effect of SFAS 142 (See Note 8 to the Consolidated Financial Statements). The 2001 effective income tax rate reflects the impact of goodwill and intangible asset amortization. The 2001 effective income tax rate was also impacted by restructuring charges, other merger related costs, and goodwill and other impairment charges that resulted in tax benefits lower than the statutory rate of 35%. Excluding non-recurring items, the effective income tax rate was 42.3% for the first nine months of

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

2001. The primary differences between the effective income tax rate and the statutory federal rate of 35% in 2002 is due to state and local taxes.

Income applicable to minority interests was $17.5 in the first nine months of 2002 compared to $20.3 in the first nine months of 2001. The decrease in the first nine months of 2002 was primarily due to lower operating results of certain operations in Europe and the sale of a majority-owned affiliate in the U.S., offset by increased operating results from certain U.S. operations.

Equity in net income of unconsolidated affiliates was $4.0 in the first nine months of 2002 compared to $3.4 in the first nine months of 2001. The increase is primarily due to increased earnings of unconsolidated affiliates in Latin America and the U.S., partially offset by reduced earnings of unconsolidated affiliates in Europe and the sale of an equity affiliate in Europe.

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

In the third quarter of 2002, the Company recorded an additional $12.1 in charges related to the restructuring plan. The additional charge was necessitated largely by increases in estimates of lease losses due to lower than anticipated sublease income in key markets, including San Francisco, Chicago, Paris and London.

A summary of the remaining liability for restructuring and other merger related costs is as follows:
	Balance at December 31, 2001	2002 Charge	Cash paid through September 30, 2002	Long- term Liabilities and Non- cash Items	Liability at September 30, 2002
TOTAL BY TYPE
Severance and termination costs	$154.0	$ 2.3	$(114.9)	$(11.2)	$ 30.2
Lease termination and other exit costs	157.1	9.8	(54.1)	--	112.8
Total	$311.1	$12.1	$(169.0)	$(11.2)	$143.0

As of September 30, 2002, the Company has terminated approximately 7,000 employees in connection with the restructuring plan. The majority of the remaining severance liabilities are expected to be paid out over the next year. Amounts totaling $11.2 have been transferred from restructuring liabilities to non-current liabilities (in the case of certain long-term deferred compensation arrangements) or to additional paid in capital (in the case of vested restricted stock amounts).

The employee groups affected by the restructuring program included all levels and functions across the Company: executive, regional and account management, administrative, creative and media production personnel. Approximately half of the headcount reductions relate to the U.S., one third relate to Europe (principally the UK, France and Germany), with the remainder relating to Latin America and Asia Pacific.

Lease termination costs, net of estimated sublease income, relate to the offices that have been or will be vacated as part of the restructuring. The Company downsized or vacated approximately 180 locations. The remaining liabilities

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

will be paid out over a period of up to five years. The geographical distribution of offices vacated is similar to the geographical distribution of the severance charges. Lease termination and related costs include write-offs related to the abandonment of leasehold improvements as part of the office vacancies.

Other exit costs relate principally to the impairment loss on sale or closing of certain business units in the U.S. and Europe. In the aggregate, the businesses being sold or closed represent an immaterial portion of the revenue and operating profit of the Company. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. The sales and closures had been completed by September 30, 2002.

GOODWILL IMPAIRMENT AND OTHER CHARGES

Following the completion of the True North acquisition, in connection with the Company's initiative on realignment of certain Interpublic businesses, the Company evaluated the realizability of various assets. In connection with this review, undiscounted cash flow projections were prepared for certain investments, and the Company determined that the goodwill attributable to certain acquisitions was in excess of its estimates of the entities' future cashflows. As a result, an impairment charge of $303.1 ($263.4, net of tax) had been recorded in 2001. Of the total write-off, $221.4 was recorded in the second quarter of 2001 and $81.7 was recorded in the third quarter of 2001. The largest components of the goodwill impairment and other charges were Capita Technologies, Inc. (approximately $145) and Zentropy Partners (approximately $16), both internet services businesses. The remaining amount primarily related to several other businesses including internet services, healthcare consulting, and certain advertising offices in Europe and Asia Pacific.

At September 30, 2002, the Company had approximately $127 of investments, of which approximately $47 represents less than 20% owned and are accounted for on the cost basis and approximately $80 represents available-for-sale securities.

INVESTMENT IMPAIRMENT

During the third quarter of 2002, the Company recorded investment impairment charges of $4.9, primarily related to European marketable securities and certain venture funds.

During the second quarter of 2002, the Company recorded investment impairment charges of $16.2, primarily relating to certain investments of Octagon, a sports marketing company.

During the first quarter of 2001, the Company recorded a charge of $160.1 related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. During the third quarter of 2001, the Company recorded a charge of $48.2 related to the impairment of non-internet investments and certain venture funds.

The impairment charges adjusted the carrying value of investments to the estimated market value.

OPERATING EXPENSES

Included in office and general expenses for the third quarter of 2001 were charges of $85.4 relating primarily to miscellaneous operating assets, which were no longer considered realizable. Additionally, a benefit of $50 resulting from a reduction in severance reserves related to significant headcount reductions was included in salaries and related expenses.

DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Swaps
As of September 30, 2002, the Company had terminated all of the interest rate swap agreements covering the $500.0, 7.875% notes due October 2005. In connection with this transaction, the Company received $41.5 in cash which will be recorded as an offset to interest expense over the remaining life of the related debt.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Hedges of Net Investments
The Company has repaid the Euro borrowings that, as of December 31, 2001, had been designated as a hedge of a net investment.

Forward Contracts
As of September 30, 2002, the Company had contracts covering approximately $26.9 of notional amount of currency. As of September 30, 2002, the fair value of the forward contracts was an asset of $3.4.

Other
The Company has two embedded derivative instruments under the terms of the offering of Zero-Coupon Convertible Notes. At September 30, 2002, the fair value of the two derivatives was negligible.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, cash and cash equivalents were $615.0, a decrease of $320.2 from the December 31, 2001 balance of $935.2. The September 30, 2002 cash position was impacted by the severance and lease termination costs paid in connection with the Company's restructuring plan and by international cash and debt pooling arrangements that were put in place to optimize the net debt balances in certain markets.

The Company collects funds from clients on behalf of media outlets resulting in cash receipts and disbursements at levels substantially exceeding its revenue. Therefore, the working capital amounts reported on its balance sheet and cash flows from operating activities reflect the "pass-through" of these items.

Cash flow provided from operating activities, supplemented by seasonal short-term borrowings and long-term credit facilities, finance the operating, acquisition and capital expenditure and dividend requirements of the Company.

Operating Activities
Cash flow from operations and borrowings under existing credit facilities, and refinancings thereof, have been the primary sources of the Company's working capital, and management believes that they will continue to be so in the future.

Net cash provided by operating activities was a source of $251.7 compared to a use of $508.0 for the nine months ended September 30, 2002 and 2001, respectively. The increase in net cash provided by operating activities for the nine months of 2002 was primarily attributable to the reduction of cash used for working capital as a result of improved cash management, and includes reduced payments of incentives in 2002. This was partially offset by payments made in connection with the Company's restructuring plan. The Company paid $169.0 related to severance, lease termination and other exit costs in connection with its restructuring plan. Working capital includes an increase in expenditures billable to clients which typically is reduced at year end as projects are completed and client billings are finalized.

Investing Activities
During the first nine months of 2002, the Company completed 11 acquisitions. The companies acquired were located in the U.S. and Europe and included healthcare, public relations, direct marketing and research companies. In connection with these acquisitions, the Company paid $53.7 in cash and issued shares with a value of $1.1. Additionally, the Company paid $30.6 in cash and $10.4 in stock for additional ownership interests in companies in which a previous investment had been made. In connection with the acquisitions, approximately $5.9 of cash was acquired.

During the first nine months of 2002, the Company paid $178.6 in cash and $56.7 in stock as deferred payments on acquisitions that had closed in prior years. During the first nine months of 2001, the Company paid $114.4 in cash and $36.3 in stock as deferred payments on acquisitions that had closed in prior years. Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance.

The Company's capital expenditures in the first nine months of 2002 were $123.5 compared to $194.7 in the first nine months of 2001. The Company continues to expect that capital expenditures for 2002 will be lower than the

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

prior year. The primary purposes of these expenditures is to upgrade computer and telecommunications systems and to modernize offices.

Financing Activities
Total debt at September 30, 2002 was $2,902.4, a decrease of $31.3 from December 31, 2001.

The Company has two revolving credit facilities provided by a syndicate of banks (the "Revolving Credit Facilities") in an aggregate amount of $875.0, which are utilized to fund the Company's ordinary course business needs. The Revolving Credit Facilities bear interest rates at either a bank's base rate or LIBOR, at the Company's option. Furthermore, the interest rate on base rate loans is affected by the facilities' utilization levels, and the interest rate on LIBOR loans is affected by utilization levels and the Company's credit ratings. Based on the Company's current credit ratings of BBB and Baa3, as reported by Standard & Poor's and Moody's Investors Services, Inc., respectively, the current interest rate for base rate loans is 4.25% and the interest spread with respect to LIBOR loans is 1.25%. At September 30, 2002, approximately $103.5 was borrowed under these facilities, and as of November 15, 2002, approximately $48.7 was borrowed. The Revolving Credit Facilities include financial covenants that set maximum levels of debt as a function of EBITDA and minimum levels of EBITDA as a function of interest expense (as defined in these agreements). As of September 30, 2002, the Company was in compliance with both of the financial covenants in the Revolving Credit Facilities.

The Company's note purchase agreements with The Prudential Insurance Company of America (the "Prudential Agreements") also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). Due to the impact on the Company's net worth resulting from (a) lower operating profit in the current quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement described in Note 2 to the Company's Consolidated Financial Statements, as of September 30, 2002, the Company required and received waivers related to its financial covenants in the Prudential Agreements.

In addition, the Company has obtained waivers of certain other provisions (excluding financial covenants) contained in its Revolving Credit Facilities and in certain of its term loan agreements, including the Prudential Agreements, which relate to the restatement. In connection with the waivers for its Revolving Credit Facilities, the Company agreed to an increase in interest rates and commitment fees payable to the lenders. In connection with the waivers for the Prudential Agreements, the Company agreed to increase the interest rates on the $148.8 outstanding under the Prudential Agreements. As a result, the current interest rates on the notes issued pursuant to the Prudential Agreements range from 7.55% to 9.51%. In addition to the increase in interest rates on the Prudential Agreements and the Revolving Credit Facilities, the Company paid fees to the lenders as additional consideration for their granting the waivers and amendments discussed above. The impact of the fees paid and the increased interest rates will not be material to the Company's financial position, cash flows or results of operations.

The Company also agreed to amend the Revolving Credit Facilities and the Prudential Agreements prior to January 15, 2003 to include limitations that are mutually acceptable to the Company and the lenders on the ability of the Company (i) to make acquisitions or investments, (ii) to make capital expenditures, (iii) to declare or pay dividends and (iv) to repurchase shares or other debt securities. Until this amendment is effective, the Company agreed not to shorten the maturity or amortization of, or prepay any amounts under, its term loan agreements or any other long-term debt (other than (a) in connection with a debt refinancing having the same or later maturity or (b) prepayments pursuant to the terms of the Revolving Credit Facilities).

In addition to the Revolving Credit Facilities, at September 30, 2002, the Company had $65 of committed lines of credit, all of which was provided by overseas banks which participate in the Company's Revolving Credit Facilities. At September 30, 2002, approximately $57.2 was outstanding under these lines of credit.

At September 30, 2002 the Company also had $717.0 of uncommitted lines of credit, $459.9 of which was provided by banks which participate in the Company's Revolving Credit Facilities. At September 30, 2002, approximately $326.4 was outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

At September 30, 2002, the Company had contingent obligations under guarantees and letters of credit issued by banks for the account of the Company and its subsidiaries in an aggregate amount of approximately $256.6. As of November 15, 2002, this aggregate amount was approximately $244.8.

Other
Since April 2001, the Company has not repurchased its common stock in the open market as its current holdings of treasury shares are sufficient to meet its needs for various compensation plans.

The Company has paid cash dividends at a quarterly rate of $0.095 per share since the second quarter of 2000, when it was increased from $0.085 per share. The determination of dividend payments is made by the Company's Board of Directors on a quarterly basis, subject to any restrictive covenants that may be imposed under the amendments that the Company has agreed to enter into relating to the Revolving Credit Facilities and the Prudential Agreements.

The Company's liquidity in the third quarter of 2002 has been negatively impacted by lower profitability and issues resulting from the restatement. The Company believes that cash flow from operations, together with its availability under existing lines of credit and cash on hand, will be sufficient to fund the Company's working capital needs and other obligations on a timely basis. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity and access to capital markets, to meet such requirements. Unanticipated decreases in cash flow from operations as a result of decreased demand for our services and other developments, including those described in the "Cautionary Statement" below, may require the Company to seek other sources of liquidity (including the disposition of certain non-core assets) and modify its operating strategies.

As of September 30, 2002, the Company's estimated liability for earn-outs is as follows:

	2002	2003	2004	2005 and after	Total
Cash	$32.7	$120.4	$75.0	$71.9	$300.0
Stock	10.7	41.4	7.6	23.4	83.1
Total	$43.4	$161.8	$82.6	$95.3	$383.1

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

The total amount of potential payments under put options is $188.1, of which $14.9 is payable in stock. Exercise of the put options would require payments to be made as follows: 2002 - $7.5; 2003 - $75.3; 2004 - $21.9; 2005 and thereafter - $83.4. The actual amount to be paid is contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The Company also has call options to acquire additional equity interests in companies in which it already has an ownership interest. The estimated amount that would be paid under such call options is $132.7 and, in the event of exercise, would be paid as follows: 2002 - $2.1; 2003 - $25.4; 2004 - $9.9; 2005 and thereafter - $95.3. The actual amount to be paid is contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

OTHER MATTERS

Argentina and Brazil
As a result of the devaluation of currencies in Argentina and Brazil, the Company's cumulative translation adjustment balance reflected a reduction in stockholders' equity of approximately $34.6 for the nine months ended September 30, 2002. The Company expects to maintain its strategic investment in Argentina and Brazil for the long-term. Accordingly, the Company does not currently consider its investment in these countries to be permanently impaired.

New Accounting Standards
In June 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations ("SFAS 141"), and 142, Goodwill and Other Intangible Assets ("SFAS 142"). These statements were effective for fiscal years beginning after December 15, 2001. Under the new standards, the purchase method of accounting is required for all business combinations initiated after June 30, 2001 and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

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

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001 (Restated)	2002 (Restated)	2001 (Restated)
Reported net income (loss)	$ 7.5	$(481.1)	$180.5	$(627.8)
Add back:
Goodwill amortization	--	41.8	--	124.0
Tax benefit on goodwill amortization	--	(6.6)	--	(18.4)
Adjusted net income (loss)	$ 7.5	$(445.9)	$180.5	$(522.2)

Basic earnings (loss) per share:
Reported earnings (loss)	$0.02	$(1.30)	$0.48	$(1.70)
Add back: goodwill amortization, net of tax	--	0.09	--	0.28
Adjusted earnings (loss)	$0.02	$(1.21)	$0.48	$(1.42)

Diluted earnings (loss) per share:
Reported earnings (loss)	$0.02	$(1.30)	$0.47	$(1.70)
Add back: goodwill amortization, net of tax	--	0.09	--	0.28
Adjusted earnings (loss)	$0.02	$(1.21)	$0.47	$(1.42)

In June 2001, SFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143") was issued. SFAS 143

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the assets' useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144") was issued. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets to be Disposed of ("SFAS 121"), and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also amends ARB (Accounting Research Bulletins) 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

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

In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 establishes that reimbursements received for certain out-of-pocket expenses should be reported as revenue and operating expenses in the statement of operations. Historically, the Company classified reimbursed out-of-pocket expenses as a reduction of operating expenses. The Company has adopted this guidance, retroactively, effective the first quarter of fiscal year 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In June 2002, SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146") was issued. SFAS 146 changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
(Dollars in Millions, Except Per Share Amounts)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to interest rates and foreign currencies.

Interest Rates
At September 30, 2002, a significant portion of the Company's debt obligations was at fixed interest rates. Accordingly, for the fixed rate debt, assuming the fixed rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by approximately $29.9 on an annual basis if market rates were to increase by 10% and would increase by approximately $31.0 on an annual basis if market rates were to decrease by 10%. For that portion of the debt that is maintained at variable rates, based on amounts and rates outstanding at September 30, 2002, the change in interest expense and cash flow from a 10% change in rates would be approximately $2.3 on an annual basis.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES (Dollars in Millions, Except Per Share Amounts)

Item 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's senior management, including John J. Dooner, Jr., the Company's chairman and chief executive officer, and Sean F. Orr, the Company's chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Senior management and the Company's Audit Committee have been informed by the Company's independent auditors that they had identified a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the processing and monitoring of intracompany transactions. Mr. Dooner and Mr. Orr determined that this material weakness, together with certain other deficiencies associated with a lack of balance sheet monitoring, if unaddressed, could result in accounting errors such as those underlying the restatement of the Company's consolidated financial statements as discussed in Note 2 to the accompanying financial statements.

Based on the above and under the direction of the Audit Committee and the Board of Directors, senior management directed that the Company dedicate resources and take steps to strengthen control processes in order both to identify and rectify all past accounting misstatements and prevent the situations that resulted in the need to restate prior period financial statements from recurring. To this end, the Company is taking the following immediate steps, involving in particular the Company's McCann-Erickson subsidiaries:

*	providing enhanced reporting and monitoring of intra- and intercompany transactions; and

*	specifically defining the manner in which intra- and intercompany transactions arise and should be accounted for; and

*	implementing procedures to ensure accurate and timely balance sheet reconciliations.

Additionally, the Company has taken the following measures to improve its disclosure controls and procedures:

*

an independent member of the Board of Directors, Frank J. Borelli, has been designated Presiding Director of the Company, a new position created to enhance transparency and further optimize communication between the Company's board and its senior management. Additionally, the Company has initiated a search for a Chief Operating Officer;

*

the Company has established a Disclosure Committee with a mandate to assist the Company's CEO and CFO in overseeing the accuracy and timeliness of the Company's public disclosures and in evaluating regularly the Company's disclosure controls and procedures;

*	where appropriate, the Company is taking action to augment or replace management at those subsidiaries associated with the matters underlying the restatement;

*

updated written policies and procedures are being disseminated company-wide to standardize and improve procedures, including procedures relating to intra- and intercompany transactions and balance sheet reviews;

*	the Company's independent auditors are expanding the scope of their procedures; and

*	the Company has formalized a code of conduct for distribution in the near future describing the legal and ethical standards it expects all Company employees to uphold.

The Company, together with its independent auditors and other advisers, continues to evaluate further improvements, including formalizing its processes, procedures and policies, to its internal controls and disclosure controls and procedures.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES (Dollars in Millions, Except Per Share Amounts)

As a result of the steps taken to improve controls and following the conclusion of the Company's recently completed review of its financial accounts, Mr. Dooner and Mr. Orr concluded that the information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported as required. Based upon and as of the date of their evaluation, the chief executive officer and chief financial officer further concluded that the Company's disclosure controls and procedures, taking into account the steps listed above to improve the controls and procedures, are effective in all material respects.

Other than as described above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

CAUTIONARY STATEMENT
This document contains forward-looking statements. Interpublic's representatives may also make forward-looking statements orally from time to time. Statements in this document that are not historical facts, including statements about Interpublic's beliefs and expectations, particularly regarding recent business and economic trends, the impact of litigation, the integration of acquisitions and restructuring costs, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and therefore undue reliance should not be placed on them. Forward-looking statements speak only as of the date they are made, and Interpublic undertakes no obligation to update publicly any of them in light of new information or future events.

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

Interpublic's liquidity could be adversely affected if Interpublic is unable to access the capital markets or to negotiate successfully further amendments to its Revolving Credit Facilities or the Prudential Agreements by January 15, 2003. In addition, Interpublic could be adversely affected by developments in connection with the purported class actions and derivative suits that it is defending or the SEC informal inquiry relating to the restatement.

At any given time Interpublic may be engaged in a number of preliminary discussions that may result in one or more substantial acquisitions. These acquisitions opportunities require confidentiality and from time to time give rise to bidding scenarios that require quick responses by Interpublic. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of Interpublic's securities.

The success of recent or contemplated future acquisitions will depend on the effective integration of newly acquired businesses into Interpublic's current operations. Important factors for integration include realization of anticipated synergies and cost savings and the ability to retain and attract new personnel and clients.

In addition, Interpublic's representatives may from time to time refer to "pro forma" financial information. Because "pro forma" financial information by its very nature departs from traditional accounting conventions, this information should not be viewed as a substitute for the information prepared by Interpublic in accordance with GAAP, including the balance sheets and statements of income and cash flow contained in Interpublic's quarterly and annual reports filed with the SEC on Forms 10-Q and 10-K.

Investors should evaluate any statements made by Interpublic in light of these important factors.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Federal Securities Class Actions. Thirteen federal securities purported class actions were filed against The Interpublic Group of Companies, Inc. (referred to hereinafter as "Interpublic" the "Company" or the "Registrant") and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to August 2002. These lawsuits allege that Interpublic and certain of its present and former directors and officers made a series of false and misleading statements to its shareholders between October 1997 and August 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's net income and financial results during those periods. The suits allege that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. No amount of damages is specified in the complaints. These actions, filed in the United States District Court for the Southern District of New York, were consolidated and lead counsel was appointed for all plaintiffs at a hearing on November 8, 2002. A consolidated complaint is due on December 20, 2002. A response to the complaint is due on January 31, 2003.

State Derivative Actions. In the wake of the federal lawsuits, two shareholder derivative suits were filed. A suit was filed on September 4, 2002 in New York Supreme Court, New York County, by a single shareholder acting on behalf of the Company against the Board of Directors. The suit alleges a breach of fiduciary duties to Interpublic's shareholders. The complaint does not state a specific amount of damages. The plaintiff has until December 13, 2002 to file an amended complaint. Interpublic will have 45 days to respond. On October 24, 2002, another shareholder derivative suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the board of directors. This suit also alleges a breach of fiduciary duties to Interpublic's shareholders. The complaint does not state a specific amount of damages. A response to the complaint is due on December 13, 2002.

While any litigation contains an element of uncertainty, the Company believes that the outcome of such proceedings or claims will not have a material adverse effect on the financial condition of the Company.

Interpublic intends to defend all these actions vigorously.

Item 2(c).	CHANGES IN SECURITIES AND USE OF PROCEEDS

          (1)  On July 15, 2002, the Registrant issued 33,550 shares of its Common Stock, par value $.10 per share, (the "Interpublic Stock") on August 15, 2002 the Registrant issued 335 shares of Interpublic Stock, on July 23, 2002 paid $1,097,647 in cash, on August 9, 2002 paid $9,703 in cash and on August 26, 2002 paid $1,080 in cash to the two former shareholders of a company which was acquired in the fourth quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $992,356 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act of 1933, as amended (the "Securities Act").

          (2)  On August 14, 2002 the Registrant issued 391,993 shares of Interpublic Stock to the 40 former shareholders of a company that was acquired by a subsidiary of the Registrant in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $8,000,000 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the former shareholders of the company. The shareholders had access to all the documents filed by the Registrant with the SEC, including the Company's i) Annual Report on Form 10-K for the year ended 2001, ii) Quarterly Report on Form 10-Q for the period ended June 30, 2002 iii) Current Reports on Form 8-K for 2002, and iv) Proxy Statement for the 2002 Annual Meeting of Stockholders.

          (3)  On August 15, 2002, the Registrant issued 15,893 shares of Interpublic Stock, and on September 9, 2002 paid $426,000 in cash to the two former shareholders of a company which was acquired in the fourth quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $451,000 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (4)  On August 15, 2002, the Registrant paid $404,000 in cash and issued 19,735 shares of Interpublic Stock to the four former shareholders of a company which was acquired by the Registrant in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $404,000 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (5)  On August 26, 2002, the Registrant issued 187,194 shares of Interpublic Stock, and on August 23, 2002 paid $576,725 in cash and on October 3, 2002 paid $78,241.64 in cash to the four former shareholders of four related companies which were acquired in the fourth quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $3,557,900 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (6)  On September 4, 2002, the Registrant acquired 20% of the membership interests of a limited liability company in consideration for which the Registrant paid $8,294,000 in cash and issued an aggregate of 468,006 shares of Interpublic Stock to 43 members of a limited liability company that owned such membership interests. The shares of Interpublic Stock had a market value of $8,294,000 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the limited liability company's members. The limited liability company's members had access to all the documents filed by the Registrant with the SEC, including the Company's i) Annual Report on Form 10-K for the year ended December 31, 2001, ii) Quarterly Report on Form 10-Q for the period ended June 30, 2002, iii) Current Reports on Form 8-K for 2002, and iv) Proxy Statement for the 2002 Annual Meeting of Stockholders.

          (7)  On September 17, 2002, the Registrant paid $1,222,014 in cash and issued 45,387 shares of Interpublic Stock to the four former shareholders of a foreign company that was acquired by the Registrant in the third quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $814,676 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (8)  On September 20, 2002, the Registrant issued 36,148 shares of Interpublic Stock, and on October 2, 2002 paid $1,683,213 in cash to the 18 former shareholders of a company which was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $667,000 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (9)  On September 30, 2002, the Registrant issued 44,460 shares of Interpublic Stock, and on October 2, 2002 paid $738,010 in cash to the two former shareholders of a company, the final 18% of the stock of which was acquired in the first quarter of 2002. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $1,302,000 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES (Dollars in Millions, Except Per Share Amounts)

Item 5. OTHER INFORMATION

Selected Financial Data
The table below presents a summary of the impact of restating the financial statements for the periods January 1, 1997 through June 30, 2002, to reflect the restatement discussed in Note 2 to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
	As Previously Reported	As Restated
Three months ended March 31, 2002
- Operating income	$ 140.1	$131.5
- Net income	$ 66.7	$ 61.7
- Earnings per share - Basic	$ 0.18	$ 0.17
- Earnings per share - Diluted	$ 0.18	$ 0.16

Three months ended June 30, 2002
- Operating income	$ 238.5	$228.9
- Net income	$ 117.0	$111.3
- Earnings per share - Basic	$ 0.31	$ 0.30
- Earnings per share - Diluted	$ 0.31	$ 0.29

Three months ended March 31, 2001
- Operating income	$ 153.1	$149.6
- Net loss	$ (28.8)	$(30.4)
- Loss per share - Basic	$ (0.08)	$(0.08)
- Loss per share - Diluted	$ (0.08)	$(0.08)

Three months ended June 30, 2001
- Operating loss	$ (26.2)	$ (33.7)
- Net loss	$(110.2)	$(116.3)
- Loss per share - Basic	$ (0.30)	$ (0.32)
- Loss per share - Diluted	$ (0.30)	$ (0.32)

Three months ended September 30, 2001
- Operating loss	$(570.6)	$(574.9)
- Net loss	$(477.5)	$(481.1)
- Loss per share - Basic	$ (1.29)	$ (1.30)
- Loss per share - Diluted	$ (1.29)	$ (1.30)

Three months ended December 31, 2001
- Operating income	$ 235.6	$ 221.5
- Net income	$ 111.2	$ 100.4
- Earnings per share - Basic	$ 0.30	$ 0.27
- Earnings per share - Diluted	$ 0.30	$ 0.27

Nine months ended September 30, 2001
- Operating loss	$(443.7)	$(459.0)
- Net loss	$(616.5)	$(627.8)
- Loss per share - Basic	$ (1.67)	$ (1.70)
- Loss per share - Diluted	$ (1.67)	$ (1.70)

Twelve months ended December 31, 2001
- Operating loss	$(208.1)	$(237.5)
- Net loss	$(505.3)	$(527.4)
- Loss per share - Basic	$ (1.37)	$ (1.43)
- Loss per share - Diluted	$ (1.37)	$ (1.43)

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES (Dollars in Millions, Except Per Share Amounts)

	As Previously Reported	As Restated

Twelve months ended December 31, 2000
- Operating income	$ 849.1	$ 823.8
- Net income	$ 420.3	$ 397.1
- Earnings per share - Basic	$ 1.17	$ 1.10
- Earnings per share - Diluted	$ 1.14	$ 1.07

Twelve months ended December 31, 1999
- Operating income	$ 649.4	$ 626.8
- Net income	$ 359.4	$ 340.2
- Earnings per share - Basic	$ 1.02	$ 0.97
- Earnings per share - Diluted	$ 0.99	$ 0.94

Twelve months ended December 31, 1998
- Operating income	$ 672.4	$ 657.1
- Net income	$ 374.2	$ 361.8
- Earnings per share - Basic	$ 1.08	$ 1.04
- Earnings per share - Diluted	$ 1.04	$ 1.01

Twelve months ended December 31, 1997
- Operating income	$ 342.6	$ 321.9
- Net income	$ 168.7	$ 152.0
- Earnings per share - Basic	$ 0.51	$ 0.46
- Earnings per share - Diluted	$ 0.49	$ 0.44

CONSOLIDATED BALANCE SHEETS
June 30, 2002 (a)
CURRENT ASSETS:
Cash and cash equivalents	$ 537.3	$ 537.3
Accounts receivable	4,959.2	4,913.8
Other current assets	910.4	894.9
TOTAL CURRENT ASSETS	$ 6,406.9	$ 6,346.0

TOTAL ASSETS	$11,772.6	$11,700.6

LIABILITES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,791.7	$ 5,828.8
Loans payable	598.6	598.6
Accrued income taxes	48.4	31.4
TOTAL CURRENT LIABILITIES	$ 6,438.7	$ 6,458.8

NON-CURRENT LIABILITIES	$ 3,050.2	$ 3,050.2

STOCKHOLDERS' EQUITY	$ 2,283.7	$ 2,191.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,772.6	$11,700.6

(a)  Of the $181.3 ($135.9, net of tax) restatement amount, $68.5 ($40.1, net of tax) was previously reported as income statement adjustments in the June 30, 2002 Form 10-Q. Also included in the restated stockholders' equity is a $3.7 adjustment to foreign currency translation adjustments.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES (Dollars in Millions, Except Per Share Amounts)

	As Previously Reported	As Restated
March 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$ 575.1	$ 575.1
Accounts receivable	4,576.0	4,466.7
Other current assets	784.1	772.1
TOTAL CURRENT ASSETS	$ 5,935.2	$ 5,813.9

TOTAL ASSETS	$11,043.1	$10,910.9

LIABILITES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,389.7	$ 5,425.4
Loans payable	525.4	525.4
Accrued income taxes	60.9	19.4
Dividends payable	36.2	36.2
TOTAL CURRENT LIABILITIES	$ 6,012.2	$ 6,006.4

NON-CURRENT LIABILITIES	$ 2,990.3	$ 2,990.3

STOCKHOLDERS' EQUITY	$ 2,040.6	$ 1,914.2

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,043.1	$10,910.9

December 31, 2001
CURRENT ASSETS:
Cash and cash equivalents	$ 935.2	$ 935.2
Accounts receivable	4,780.5	4,674.9
Other current assets	751.5	743.1
TOTAL CURRENT ASSETS	$ 6,467.2	$ 6,353.2

TOTAL ASSETS	$11,514.7	$11,390.5

LIABILITES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,841.7	$ 5,876.8
Loans payable	453.1	453.1
Accrued income taxes	103.1	65.2
Dividends payable	36.0	36.0
TOTAL CURRENT LIABILITIES	$ 6,433.9	$ 6,431.1

NON-CURRENT LIABILITIES	$ 3,101.5	$ 3,101.5

STOCKHOLDERS' EQUITY	$ 1,979.3	$ 1,857.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,514.7	$11,390.5

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES (Dollars in Millions, Except Per Share Amounts)

	As Previously Reported	As Restated
December 31, 2000
CURRENT ASSETS:
Cash and cash equivalents	$ 844.6	$ 844.6
Accounts receivable	5,735.7	5,644.7
Other current assets	715.7	714.5
TOTAL CURRENT ASSETS	$ 7,296.0	$ 7,203.8

TOTAL ASSETS	$12,362.0	$12,264.0

LIABILITES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 6,833.0	$ 6,864.4
Loans payable	549.3	549.3
Accrued income taxes	210.3	182.2
Dividends payable	29.4	29.4
TOTAL CURRENT LIABILITIES	$ 7,622.0	$ 7,625.3

NON-CURRENT LIABILITIES	$ 2,257.6	$ 2,257.6

STOCKHOLDERS' EQUITY	$ 2,482.4	$ 2,381.1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,362.0	$12,264.0

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	EXHIBITS

EXHIBIT NO.	DESCRIPTION

10(i)(A)(i)

Waiver and Amendment No. 1, dated November 13, 2002 to the 364-Day Credit Agreement among The Interpublic Group of Companies, Inc. ("Interpublic"), the initial lenders named therein, and Citibank, N.A., as Administrative Agent.

10(i)(A)(ii)	Waiver and Amendment No.4, dated November 13, 2002 to the Five-Year Credit Agreement among Interpublic, the initial lenders named therein and Citibank, N.A., as Administrative Agent.

10(i)(B)	Note Purchase Agreement, dated May 26, 1994, between Interpublic and The Prudential Insurance Company of America ("Prudential").

10(i)(C)

Note Purchase Agreement, dated April 28, 1995, between Interpublic and Prudential (incorporated by reference to Exhibit 10(a) to Interpublic's Quarterly Report on Form 10-Q for the period ending June 30, 1995).

10(i)(D)

Note Purchase Agreement, dated October 31, 1996, between Interpublic and Prudential (incorporated by reference to Exhibit 10(d)(iv) to Interpublic's Annual Report on Form 10-K for the year ended 1996).

10(i)(E)

Note Purchase Agreement, dated August 19, 1997, between Interpublic and Prudential (incorporated by reference to Exhibit 10(a) to Interpublic's Quarterly Report on Form 10-Q for the period ending September 30, 1997).

10(i)(F)

Note Purchase Agreement, dated January 21, 1999, between Interpublic and Prudential (incorporated by reference to Exhibit 10(a) to Interpublic's Quarterly Report on Form 10-Q for the period ending March 31, 1999).

10(i)(G)

Amendment No. 1, dated as of August 3, 1995, to the Note Purchase Agreement dated May 26, 1994 (incorporated by reference to Exhibit 10D(viii) to Interpublic's Quarterly Report on Form 10-Q for the period ended September 30, 1995).

10(i)(H)

Amendment No. 1, dated as of August 3, 1995, to the Note Purchase Agreement dated August 28, 1995 (incorporated by reference to Exhibit 10D(ix) to Interpublic's Quarterly Report on Form 10-Q for the period ended September 30, 1995).

10(i)(I)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated May 26, 1994.

10(i)(J)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated April 28, 1995.

10(i)(K)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated October 31, 1996

10(i)(L)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated August 18, 1997.

10(i)(M)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated January 21, 1999.
10(i)(N)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated May 26, 1994.

10(i)(O)	Amendment and Waiver Agreement, dated as of June 30, 2002 to the Note Purchase Agreement dated April 28, 1995.

10(i)(P)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated October 31, 1996.

10(i)(Q)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated August 19, 1997.

10(i)(R)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated January 21, 1999.

10(i)(S)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement dated May 26, 1994.

10(i)(T)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement dated April 28, 1995

10(i)(U)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement, dated October 31, 1996.

10(i)(V)	Amendment and Waiver Agreement, dated as of September 30, 2002 to the Note Purchase Agreement, dated August 18, 1997.

10(i)(W)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement, dated January 21, 1999.

10(iii)(A)(i)	Agreement, made as of July 11, 2002 by and between Interpublic and C. Kent Kroeber.

10(iii)(A)(ii)	Executive Special Benefit - Income Replacement Agreement, made as of July 11, 2002 by and between Interpublic and C. Kent Kroeber.

10(iii)(A)(iii)	Letter Agreement, dated July 11, 2002, between Interpublic and C. Kent Kroeber.

10(iii)(A)(iv)	Special Deferred Compensation Agreement between Interpublic and Philippe Krakowsky, dated as of April 1, 2002 and signed as of July 1, 2002.

10(iii)(A)(v)	Executive Special Benefit Agreement, made as of February 1, 2002 and signed as of August 21, 2002, between Interpublic and Philippe Krakowsky.

10(iii)(A)(vi)	Executive Severance Agreement, dated September 13, 2002 between Interpublic and Philippe Krakowsky.

(b)	REPORTS ON FORM 8-K.

The following Reports on Form 8-K were filed during the quarter ended September 30, 2002.

1)	Report, dated August 13, 2002. Item 5 Other Events and Item 7 Exhibits, Exhibit 99.1. Press Release.

2)	Report, dated August 13, 2002. Item 9 Regulation FD Disclosure.

3)	Report dated August 14, 2002 Item 7 Exhibits, Exhibits 99.1 - 99.3 and Item 9 Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

Date: November 19, 2002	BY /S/ JOHN J. DOONER, JR.
JOHN J. DOONER, JR
Chairman of the Board, President
and Chief Executive Officer

Date: November 19, 2002	BY /S/ SEAN F. ORR
SEAN F. ORR
Executive Vice President and
Chief Financial Officer

CERTIFICATION

I, John J. Dooner, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Interpublic Group of Companies, Inc.;

              2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

              3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

              4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                            a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                            a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

              6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 19, 2002

/s/John J. Dooner, Jr.
John J. Dooner, Jr.
Chief Executive Officer

CERTIFICATION

I, Sean F. Orr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Interpublic Group of Companies, Inc.;

              2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

              3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

              4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                            a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                            a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

              6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Sean F. Orr
Sean F. Orr
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10(i)(A)(i)

Waiver and Amendment No. 1, dated November 13, 2002 to the 364-Day Credit Agreement among The Interpublic Group of Companies, Inc. ("Interpublic"), the initial lenders named therein, and Citibank, N.A., as Administrative Agent.

10(i)(A)(ii)	Waiver and Amendment No.4, dated November 13, 2002 to the Five-Year Credit Agreement among Interpublic, the initial lenders named therein and Citibank, N.A., as Administrative Agent.

10(i)(B)	Note Purchase Agreement, dated May 26, 1994, between Interpublic and The Prudential Insurance Company of America ("Prudential").

10(i)(C)

Note Purchase Agreement, dated April 28, 1995, between Interpublic and Prudential (incorporated by reference to Exhibit 10(a) to Interpublic's Quarterly Report on Form 10-Q for the period ending June 30, 1995).

10(i)(D)

Note Purchase Agreement, dated October 31, 1996, between Interpublic and Prudential (incorporated by reference to Exhibit 10(d)(iv) to Interpublic's Annual Report on Form 10-K for the year ended 1996).

10(i)(E)

Note Purchase Agreement, dated August 19, 1997, between Interpublic and Prudential (incorporated by reference to Exhibit 10(a) to Interpublic's Quarterly Report on Form 10-Q for the period ending September 30, 1997).

10(i)(F)

Note Purchase Agreement, dated January 21, 1999, between Interpublic and Prudential (incorporated by reference to Exhibit 10(a) to Interpublic's Quarterly Report on Form 10-Q for the period ending March 31, 1999).

10(i)(G)

Amendment No. 1, dated as of August 3, 1995, to the Note Purchase Agreement dated May 26, 1994 (incorporated by reference to Exhibit 10D(viii) to Interpublic's Quarterly Report on Form 10-Q for the period ended September 30, 1995).

10(i)(H)

Amendment No. 1, dated as of August 3, 1995, to the Note Purchase Agreement dated August 28, 1995 (incorporated by reference to Exhibit 10D(ix) to Interpublic's Quarterly Report on Form 10-Q for the period ended September 30, 1995).

10(i)(I)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated May 26, 1994.

10(i)(J)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated April 28, 1995.

10(i)(K)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated October 31, 1996.

10(i)(L)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated August 18, 1997.

10(i)(M)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated January 21, 1999.

10(i)(N)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated May 26, 1994.

10(i)(O)	Amendment and Waiver Agreement, dated as of June 30, 2002 to the Note Purchase Agreement dated April 28, 1995.

EXHIBIT NO.	DESCRIPTION
10(i)(P)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated October 31, 1996.

10(i)(Q)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated August 19, 1997.

10(i)(R)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated January 21, 1999.

10(i)(S)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement dated May 26, 1994.

10(i)(T)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement dated April 28, 1995.

10(i)(U)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement, dated October 31, 1996.

10(i)(V)	Amendment and Waiver Agreement, dated as of September 30, 2002 to the Note Purchase Agreement, dated August 18, 1997.

10(i)(W)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement, dated January 21, 1999.

10(iii)(A)(i)	Agreement, made as of July 11, 2002 by and between Interpublic and C. Kent Kroeber.

10(iii)(A)(ii)	Executive Special Benefit - Income Replacement Agreement, made as of July 11, 2002 by and between Interpublic and C. Kent Kroeber.

10(iii)(A)(iii)	Letter Agreement, dated July 11, 2002, between Interpublic and C. Kent Kroeber.

10(iii)(A)(iv)	Special Deferred Compensation Agreement between Interpublic and Philippe Krakowsky, dated as of April 1, 2002 and signed as of July 1, 2002.

10(iii)(A)(v)	Executive Special Benefit Agreement, made as of February 1, 2002 and signed as of August 21, 2002, between Interpublic and Philippe Krakowsky.

10(iii)(A)(vi)	Executive Severance Agreement, dated September 13, 2002 between Interpublic and Philippe Krakowsky.