Form 10-K/A
period 2001-12-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2002-12-06
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 3 TO
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $12,577,276,869 as of March 15, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock outstanding at March 15, 2002:  380,207,886 shares.

EXPLANATORY NOTE
(Dollars in Millions)

The Interpublic Group of Companies, Inc. (the "Company") has restated its consolidated financial statements for periods from 1996 to June 2002. During the second and third quarters of 2002, the Company identified total charges of $181.3 ($135.9, net of tax) related to prior periods. Of the total amount of charges, $18.2 related to 2002 and $163.1 related to the year ended December 31, 2001 and prior. This Form 10-K/A shows the impact of the restatement on the consolidated financial statements for the three years ended December 31, 2001. Prior year Form 10-Ks have not been restated. Note 17 to these restated consolidated financial statements and Item 6(b) to this Form 10-K/A show the impact of the restatement on the Company's consolidated statement of operations for the 5 years ended December 31, 2001.

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

This Form 10-K/A amends the Form 10-K filed by the Company on April 1, 2002, for the fiscal year ended December 31, 2001, as amended by the Form 10-K/A filed by the Company on May 3, 2002, and the Form 10-K/A filed by the Company on June 3, 2002. This amendment includes certain information required by Items 6, 7 and 8 of Form 10-K, including such restated consolidated financial statements (together with other information relating to such restated consolidated financial statements) and the Company's amended and restated management's discussion and analysis of financial condition and results of operations.

This Form 10-K/A amends Items 6, 7 and 8 of Part II and Item 14 of Part IV of the Company's original Form 10-K filing only, and except for such items and Exhibit 23, no other information included in the Company's original Annual Report on Form 10-K for the year ended December 31, 2001, is amended by this amendment.

For additional discussion of developments relating to periods subsequent to December 31, 2001, please see the Company's reports filed with the Securities and Exchange Commission with respect to such subsequent periods, including the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

PART II

Item 6.     Selected Financial Data

Item 6(a).

The following tables set forth selected financial data and other data concerning Interpublic for each of the last five years (dollar amounts in millions, except per share amounts). The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.
SELECTED FINANCIAL DATA FOR FIVE YEARS
(Amounts in Millions, Except Per Share Amounts and Number of Employees)
(Unaudited)
	2001	2000	1999	1998	1997
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
OPERATING DATA
Revenue	$ 6,723.2	$ 7,182.7	$ 6,417.2	$ 5,492.9	$ 4,850.7
Operating expenses	6,012.0	6,181.2	5,630.9	4,832.5	4,417.0
Restructuring and other merger related costs	645.6	177.7	159.5	3.3	79.6
Goodwill impairment and other charges	303.1	--	--	--	--
Special compensation charge	--	--	--	--	32.2
Investment impairment	208.3	--	--	--	--
Interest expense	164.6	126.3	99.5	86.5	80.0
Provision for (benefit of) income taxes	(53.8)	342.4	281.1	298.7	204.7
Net income (loss)	$ (527.4)	$ 397.1	$ 340.2	$ 361.8	$ 152.0

PER SHARE DATA
Basic
Net income (loss)	$ (1.43)	$ 1.10	$ 0.97	$ 1.04	$ 0.46
Weighted-average shares	369.0	359.6	352.0	346.9	333.8
Diluted
Net income (loss)	$ (1.43)	$ 1.07	$ 0.94	$ 1.01	$ 0.44
Weighted-average shares	369.0	370.6	364.6	359.4	345.2

FINANCIAL POSITION
Working capital	$ (77.9)	$ (421.5)	$ (83.1)	$ (151.2)	$ (52.3)
Total assets	$11,390.5	$12,264.0	$11,155.6	$9,297.3	$ 7,927.1
Total long-term debt	$ 2,480.6	$ 1,531.8	$ 1,085.2	$ 721.7	$ 590.5
Book value per share	$ 4.91	$ 6.40	$ 5.64	$ 4.74	$ 3.90

OTHER DATA
Cash dividends - Interpublic	$ 129.2	$ 109.1	$ 90.4	$ 76.9	$ 61.2
Cash dividends per share - Interpublic	$ .38	$ .37	$ .33	$ .29	$ .25
Number of employees	54,100	62,000	54,800	49,500	43,100

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
(Dollars in Millions, Except Per Share Amounts)

Item 6(b).

The table below presents a summary of the impact of restating (a) the consolidated statement of operations for the first two quarters of 2002, the quarters of 2001 and 2000 and the years ended December 31, 1998 and 1997, and (b) the consolidated balance sheets at June 30 and March 31, 2002.
CONSOLIDATED STATEMENT OF OPERATIONS

Quarterly Data	As Previously Reported	As Restated
Three months ended March 31, 2002
- Operating income	$ 140.1	$131.5
- Net income	$ 66.7	$ 61.7
- Earnings per share - Basic	$ 0.18	$ 0.17
- Earnings per share - Diluted	$ 0.18	$ 0.16

Three months ended June 30, 2002
- Operating income	$ 238.5	$228.9
- Net income	$ 117.0	$111.3
- Earnings per share - Basic	$ 0.31	$ 0.30
- Earnings per share - Diluted	$ 0.31	$ 0.29

Three months ended March 31, 2001
- Operating income	$ 153.1	$149.6
- Net loss	$ (28.8)	$(30.4)
- Loss per share - Basic	$ (0.08)	$(0.08)
- Loss per share - Diluted	$ (0.08)	$(0.08)

Three months ended June 30, 2001
- Operating loss	$ (26.2)	$ (33.7)
- Net loss	$(110.2)	$(116.3)
- Loss per share - Basic	$ (0.30)	$ (0.32)
- Loss per share - Diluted	$ (0.30)	$ (0.32)

Three months ended September 30, 2001
- Operating loss	$(570.6)	$(574.9)
- Net loss	$(477.5)	$(481.1)
- Loss per share - Basic	$ (1.29)	$ (1.30)
- Loss per share - Diluted	$ (1.29)	$ (1.30)

Three months ended December 31, 2001
- Operating income	$ 235.6	$ 221.5
- Net income	$ 111.2	$ 100.4
- Earnings per share - Basic	$ 0.30	$ 0.27
- Earnings per share - Diluted	$ 0.30	$ 0.27

Three months ended March 31, 2000
- Operating income	$ 95.4	$ 93.4
- Net income	$ 50.1	$ 48.3
- Earnings per share - Basic	$ 0.14	$ 0.14
- Earnings per share - Diluted	$ 0.14	$ 0.13

Three months ended June 30, 2000
- Operating income	$ 299.0	$ 293.2
- Net income	$ 166.4	$ 161.6
- Earnings per share - Basic	$ 0.47	$ 0.45
- Earnings per share - Diluted	$ 0.47	$ 0.44

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
(Dollars in Millions, Except Per Share Amounts)
	As Previously Reported	As Restated
Three months ended September 30, 2000
- Operating income	$ 191.5	$ 186.4
- Net income	$ 90.8	$ 86.5
- Earnings per share - Basic	$ 0.25	$ 0.24
- Earnings per share - Diluted	$ 0.24	$ 0.23

Three months ended December 31, 2000
- Operating income	$ 263.2	$ 250.8
- Net income	$ 113.0	$ 100.7
- Earnings per share - Basic	$ 0.31	$ 0.28
- Earnings per share - Diluted	$ 0.30	$ 0.27

Annual Data

Twelve months ended December 31, 1998
- Operating income	$ 672.4	$ 657.1
- Net income	$ 374.2	$ 361.8
- Earnings per share - Basic	$ 1.08	$ 1.04
- Earnings per share - Diluted	$ 1.04	$ 1.01

Twelve months ended December 31, 1997
- Operating income	$ 342.6	$ 321.9
- Net income	$ 168.7	$ 152.0
- Earnings per share - Basic	$ 0.51	$ 0.46
- Earnings per share - Diluted	$ 0.49	$ 0.44

CONSOLIDATED BALANCE SHEETS

June 30, 2002 (a)
CURRENT ASSETS:
Cash and cash equivalents	$ 537.3	$ 537.3
Accounts receivable	4,959.2	4,913.8
Other current assets	910.4	894.9
TOTAL CURRENT ASSETS	$ 6,406.9	$ 6,346.0

TOTAL ASSETS	$11,772.6	$11,700.6

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,791.7	$ 5,828.8
Loans payable	598.6	598.6
Accrued income taxes	48.4	31.4
TOTAL CURRENT LIABILITIES	$ 6,438.7	$ 6,458.8

NON-CURRENT LIABILITIES	$ 3,050.2	$ 3,050.2

STOCKHOLDERS' EQUITY	$ 2,283.7	$ 2,191.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,772.6	$11,700.6

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
(Dollars in Millions, Except Per Share Amounts)
	As Previously Reported	As Restated
March 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$ 575.1	$ 575.1
Accounts receivable	4,576.0	4,466.7
Other current assets	784.1	772.1
TOTAL CURRENT ASSETS	$ 5,935.2	$ 5,813.9

TOTAL ASSETS	$11,043.1	$10,910.9

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,389.7	$ 5,425.4
Loans payable	525.4	525.4
Accrued income taxes	60.9	19.4
Dividends payable	36.2	36.2
TOTAL CURRENT LIABILITIES	$ 6,012.2	$ 6,006.4

NON-CURRENT LIABILITIES	$ 2,990.3	$ 2,990.3

STOCKHOLDERS' EQUITY	$ 2,040.6	$ 1,914.2

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,043.1	$10,910.9

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

OVERVIEW OF SIGNIFICANT EVENTS

The year 2001 contained several significant events for the Company as it completed a major acquisition and implemented a wide ranging restructuring plan. Further, the Company's operating results were negatively impacted by very weak demand for its services and by the cost of the restructuring plan and other asset impairment write-offs.

The significant events that occurred during the year were as follows:
*	Acquisition of True North

On June 22, 2001, the Company acquired True North Communications Inc. ("True North"), a global provider of advertising and communication services, in a transaction accounted for as a pooling of interests. The Company issued approximately 58.2 million shares in connection with the acquisition. The acquisition increased the size of the Company's operations by approximately 25%. The acquisition precipitated a major reorganization and restructuring (see below) and resulted in some one-time revenue losses as client conflicts materialized.

*	Reorganization and Restructuring Plan

Following the True North acquisition in June 2001, the Company undertook a series of operational initiatives focusing on: a) the integration of the True North operations and the identification of synergies and savings, b) the realignment of certain Interpublic businesses and c) productivity initiatives to achieve higher operating margins. As a result of these initiatives, the combined Company has been organized into four global operating groups. Three of these groups, McCann-Erickson WorldGroup, an enhanced FCB Group and a new global marketing resource called The Partnership, will provide a full complement of global marketing services and marketing communication services. The fourth group, Advanced Marketing Services, focuses on expanding the Company's operations in the areas of specialized marketing communications and services.

In connection with these initiatives, the Company is executing a wide-ranging restructuring plan that includes severance, lease terminations and other actions. The total amount of the charges recorded in connection with the plan was $645.6 which included severance for approximately 6,800 employees and the downsizing or closure of 180 offices.

*	Economic conditions

The year 2001 was challenging for both the Company and the advertising and marketing communications industry as a whole. The Company found itself operating against the most adverse conditions in over 50 years. Demand for most of the Company's services dropped dramatically and this had a severe impact on the Company's profitability. The drop in demand was not limited to any one of the Company's service offerings nor to any geographical region. It has been estimated that media spending in 2001 dropped by about 4% in the U.S. and by about 3% internationally compared to the prior year, with the drop accelerating as the year progressed. The Company's revenue in the fourth quarter 2001 was severely impacted by the worsening economic conditions as reflected in the 16% drop in its revenue compared to the fourth quarter of the prior year.

*	Credit Facility and Other Borrowings
During the year, the Company entered into the following financing transactions:
a)

On June 26, 2001, the Company replaced its maturing $375.0, 364-day syndicated revolving multi-currency credit agreement with a substantially similar $500.0 facility. The new facility bears interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option.

b)

On August 22, 2001, the Company completed the issuance and sale of $500.0 principal amount of senior unsecured notes due 2011. The notes bear interest at a rate of 7.25% per annum. The Company used the net proceeds of approximately $493 from the sale of the notes to repay outstanding indebtedness under its credit facilities.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)
c)

In December 2001, the Company completed the issuance and sale of approximately $702 of aggregate principal amount of Zero-Coupon Convertible Senior Notes due 2021. The yield to maturity of the notes was 1%. The net proceeds from the offering of approximately $563.5 were used to pay down short-term debt.

*	Other Write-Offs

During the year, the Company performed a review of its assets and identified certain items that had become impaired. Accordingly, significant charges were taken primarily for goodwill (total charges of $303.1) and investment write-downs (total charges of $208.3).

OUTLOOK

The Company's results of operations are dependent upon: a) maintaining and growing its revenue, b) the ability to gain new clients, c) the continuous alignment of its costs to its revenue and d) retaining key personnel. Revenue is also highly dependent on overall economic conditions. As discussed above, 2001 was a very difficult year for the Company. During the year, spending by clients on most marketing services was reduced and the reduction was felt worldwide. While most of the reduction was due to general recessionary conditions, the marketing industry was particularly hard hit as clients, many of whom seemed to have been surprised by the suddenness of the recession, looked to their advertising and marketing budgets for the quickest cuts. Thus the drop in demand for services in our industry was more severe than that noted in the overall economy.

The Company has taken steps to improve its operating performance and to bring its cost structure in line with the current revenue environment. The restructuring program announced in the third quarter of 2001 has already begun to yield significant cost savings. The annualized savings from the plan are expected to exceed $250. As of December 2001, the Company's headcount has been reduced from approximately 62,000 (at December 31, 2000) to 54,100 primarily due to the restructuring program.

RESULTS OF OPERATIONS

As discussed in Note 17, during the second and third quarters of 2002, the Company identified total charges of $181.3 ($135.9, net of tax) that are related to prior periods. The $163.1 of charges that related to the periods prior to December 31, 2001 have been recorded through a restatement of previously reported amounts in this Form 10-K/A.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The following discussion relates to the results of the Company after giving effect to the adjustments for the charges described above.

On June 22, 2001, the Company acquired True North in a transaction accounted for as a pooling of interests. The Company's financial statements have been restated for all prior periods to reflect the results of True North. The following discussion relates to the combined results of the Company after giving effect to the pooling of interests with True North.

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

The Company reported a net loss of $527.4 or $1.43 diluted loss per share, net income of $397.1 or $1.07 diluted earnings per share and net income of $340.2 or $0.94 diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, respectively. Net income excluding non-recurring items was $337.1 or $0.90 diluted earnings per share, $547.1 or $1.47 diluted earnings per share and $441.2 or $1.21 diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, respectively.

The following table sets forth net income (loss) as reported and excluding non-recurring items:
	2001	2000	1999
	(Restated)	(Restated)	(Restated)
Net Income (Loss)
Net income (loss), as reported	$(527.4)	$397.1	$340.2

Less non-recurring items:
Salaries and related expenses - (reduction in severance reserves)	50.0
Office and general expenses - (write-off of operating assets)	(85.4)
Restructuring and other merger related costs	(645.6)	(177.7)	(159.5)
Goodwill impairment and other charges	(303.1)
Investment impairment	(208.3)
Tax effect of above items	327.9	53.4	58.5
Equity in net income of unconsolidated affiliates (asset impairment and restructuring charges)		(25.7)
Total non-recurring items	(864.5)	(150.0)	(101.0)

Net income excluding non-recurring items	$ 337.1	$547.1	$441.2

Revenue
Worldwide revenue for 2001 was $6,723.2, a decrease of $459.5 or 6.4% from 2000. Domestic revenue, which represented 57% of revenue in 2001, decreased $438.4 or 10.3% from 2000. International revenue, which represented 43% of revenue in 2001, decreased $21.1 or 1.0% from 2000. International revenue would have increased 5.0% excluding the effects of changes in foreign currency. The decrease in worldwide revenue was a result of reduced demand for advertising and marketing services due to the weak economy, particularly in the United States, the negative impact of the events of September 11 and the loss of the Chrysler account in the fourth quarter of 2000. The components of the total revenue change of (6.4)% were: acquisitions net of divestitures 0.9%, impact of foreign currency changes (2.2)%, impact of the loss of the Chrysler account (1.6)%, the estimated impact of the events of September 11 (0.5)% and organic revenue decline of (3.0)%. Organic changes in revenue are based on increases or decreases in net new business activity and increases or decreases from existing client accounts.

Worldwide revenue for 2000 was $7,182.7, an increase of $765.5 or 11.9% over 1999. Domestic revenue, which represented 59% of revenue, increased $620.0 or 17.1% over 1999. International revenue, which represented 41% of revenue in 2000, increased $145.5 or 5.2% over 1999. International revenue would have increased 14.5% excluding

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

the effects of changes in foreign currency. The increase in worldwide revenue was a result of both growth from new business gains and growth from acquisitions. The components of the total revenue change of 11.9% were: acquisitions 3.6%, impact of foreign currency changes (4.2)% and organic revenue 12.5%.

The Company is a worldwide global marketing services company, providing clients with communications expertise in four broad areas: a) advertising and media management, b) marketing communications, which includes client relationship management (direct marketing), public relations, sales promotion, event marketing, on-line marketing and healthcare marketing, c) marketing intelligence, which includes custom marketing research, brand consultancy and database management and d) specialized marketing services, which includes sports and entertainment marketing, corporate meetings and events, retail marketing and other marketing and business services.

The following table sets forth the estimated revenue breakdown by type of service offering. Management of the Company believes that this breakdown is a useful measure of the types of global marketing services provided. This presentation does not represent the way in which the Company is organized or managed since most of the services are offered by each of the Company's global operating groups:
	2001	2000	1999
Advertising and Media Management	$4,001	$4,450	$4,155
Marketing Communications	1,823	1,855	1,511
Marketing Intelligence	446	461	464
Specialized Marketing Services	453	417	287
Total Revenue	$6,723	$7,183	$6,417

Operating Expenses
Worldwide operating expenses for 2001 increased $601.8 to $6,960.7. Operating expenses excluding non-recurring items were $5,976.6, a decrease of 3.3% over 2000. Operating expenses outside the United States increased 1.1%, while domestic operating expenses decreased 6.5%. The decrease in worldwide operating expenses reflected the benefit of the Company's restructuring initiatives in the latter part of the year and other operating cost reduction initiatives partially offset by an increase in amortization of intangible assets due to the higher level of acquisitions in the year 2000 over 1999. The components of the total change of (3.3)% were: acquisitions net of divestitures 0.7%, impact of foreign currency changes (2.1)%, impact of the loss of the Chrysler account (1.6)% and organic operating expenses (0.3)%.

Worldwide operating expenses for 2000 increased $568.5 to $6,358.9. Operating expenses excluding non-recurring items were $6,181.2, an increase of 9.8% over 1999, comprised of a 2.8% increase in international expenses and a 15.3% increase in domestic expenses. The components of the total change of 9.8% were: acquisitions 3.4%, impact of foreign currency changes (3.0)% and organic operating expenses 9.4%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 57% of revenue. The employee incentive programs are based primarily upon operating results. Salaries and related expenses for 2001 decreased $247.6 to $3,807.0. Salaries and related expenses excluding non-recurring items were $3,857.0, a decrease of 4.9%. The decrease is a result of lower headcount, which was reduced to 54,100 or 12.7% at December 31, 2001 from 62,000 at December 31, 2000, and reduced incentive compensation commensurate with performance. Of the total headcount reduction of 7,900, approximately 5,200 are a direct result of the Company's 2001 restructuring plan. The components of the total change of (4.9)% were: acquisitions net of divestitures 0.8%, impact of foreign currency changes (2.0)%, impact of the loss of the Chrysler account (1.4)% and organic salaries and related expenses (2.3)%.

Salaries and related expenses were $4,054.6 in 2000 and $3,635.2 in 1999, an increase of 11.5%. The increase was a result of growth from acquisitions and new business gains. The total headcount increased by 7,200 or 13.1% at December 31, 2000 from the prior year. The components of the total change of 11.5% were: acquisitions 4.2%, impact of foreign currency changes (2.0)% and organic salaries and related expenses 9.3%.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Office and general expenses increased $49.7 in 2001 to $2,032.0. Office and general expenses excluding non-recurring items were $1,946.6, a decrease of 1.8%. The decrease was due to the impact of foreign currency changes and the impact of the loss of the Chrysler account, offset by higher office rental and supplies costs. However, during the latter part of the year, the Company benefited from the restructuring plan initiatives, including reduced travel and entertainment costs and reduced office rental and supplies costs. The components of the total change of (1.8)% were: acquisitions net of divestitures 0.4%, impact of foreign currency changes (2.4)%, impact of the loss of the Chrysler account (2.2)% and organic office and general expenses 2.4%.

Office and general expenses for 2000 were $1,982.3, an increase of 6.2% over 1999. The increase was a result of higher new business development costs, higher office rental and supplies costs, higher travel and entertainment costs and increased depreciation costs. The components of the total change of 6.2% were: acquisitions 3.4%, impact of foreign currency changes (5.1)% and organic office and general expenses 7.9%.

Amortization of intangible assets increased $28.7 to $173.0 in 2001 and increased $15.9 to $144.3 in 2000. The year over year increase reflects the increased level of acquisition activity in 1999 and 2000. See New Accounting Standards section for discussion of accounting for goodwill and other intangible assets going forward.

NON-RECURRING ITEMS

RESTRUCTURING AND OTHER MERGER RELATED COSTS
2001 Activities
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

In connection with the operational initiatives, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in connection with the plan was $645.6 ($446.5, net of tax), of which $592.8 was recorded in the third quarter with the remainder having been recorded through the end of the second quarter.

A summary of the components of the total restructuring and other merger related costs in 2001, together with an analysis of the cash and non-cash elements, is as follows:
	Total recorded	Cash paid in 2001	Non-cash items	Liability at December 31, 2001
TOTAL BY TYPE
Severance and termination costs	$297.5	$143.5	$ --	$154.0
Lease termination and other exit costs	310.9	55.2	98.6	157.1
Transaction costs	37.2	31.5	5.7	--
Total	$645.6	$230.2	$104.3	$311.1

The severance and termination costs relate to approximately 6,800 employees who have been, or will be, terminated. As of December 31, 2001, approximately 5,200 of those identified had been terminated. The remaining employees are expected to be terminated by the middle of the year 2002. A significant portion of severance liabilities are expected to be paid out over a period of up to one year. The employee groups affected include all levels and functions across the Company: executive, regional and account management, administrative, creative and media production personnel. Approximately half of the 6,800 headcount reductions relate to the U.S., one third

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

relate to Europe (principally the UK, France and Germany), with the remainder relating to Latin America and Asia Pacific.

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

Other exit costs relate principally to the impairment loss on sale or closing of certain business units in the U.S. and Europe. In the aggregate, the businesses being sold or closed represent an immaterial portion of the revenue and operating profit of the Company. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. Approximately one half of the sales or closures had occurred by December 2001, with the remaining to occur by the middle of the year 2002.

The transaction costs relate to the direct costs incurred in connection with the True North acquisition and included investment banker and other professional services fees.

2000 Activities
During 2000, the Company recorded restructuring and other merger related costs of $177.7 ($124.3, net of tax). Of the total pre-tax restructuring and other merger related costs, cash charges represented $104.6. The key components of the charge were: a) costs associated with the restructuring of Lowe & Partners Worldwide (formerly Lowe Lintas & Partners Worldwide), b) costs associated with the loss, by True North, of the Chrysler account, c) other costs related to the acquisition of Deutsch and d) costs related principally to the merger with NFO.

Lowe & Partners
In October 1999, the Company announced the merger of two of its advertising networks. The networks affected, Lowe & Partners Worldwide and Ammirati Puris Lintas, were combined to form a new agency. The merger involved the consolidation of operations in agencies in approximately 24 cities in 22 countries around the world and the severance of approximately 600 employees. As of September 30, 2000, all restructuring activities had been completed.

In connection with this restructuring, costs of $84.1 ($51.4, net of tax) were recorded in 1999 and $87.8 ($53.6, net of tax) in 2000. Of the totals, $75.6 related to severance, $50.2 related to lease related costs and the remainder related principally to investment write-offs. No adjustment to the Company's statement of operations was required as a result of the completion of the restructuring plan.

Loss of Chrysler Account

In September 2000, Chrysler, one of True North's larger accounts, announced that it was undertaking a review of its two advertising agencies to reduce the costs of its global advertising and media. On November 3, 2000, True North was informed that it was not selected as the agency of record. In December 2000, True North terminated its existing contract with Chrysler and entered into a transition agreement effective January 1, 2001.

As a result of the loss of the Chrysler account, the Company recorded a charge of $17.5 pre-tax ($10.0, net of tax) in the fourth quarter of 2000. The charge covered primarily severance, lease termination and other exit costs associated with the decision to close the Detroit office. The severance portion of the charge amounted to $5.8 and reflected the elimination of approximately 250 positions. The charge also included $11.4 associated primarily with the lease termination of the Detroit office, as well as other exit costs. In addition, an impairment loss of $5.5 was recorded for intangible assets that were determined to be no longer recoverable. Offsetting these charges was a $5.2 payment from Chrysler to compensate the Company for severance and other exit costs. As of December 31, 2001, all actions had been completed. No adjustment to the Company's statement of operations was required as a result of the completion of these actions.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Acquisition of Deutsch
In connection with the acquisition of Deutsch in 2000, the Company recognized a charge related to one-time transaction costs of $44.7 ($41.7, net of tax). The principal component of this amount related to the expense associated with various equity participation agreements with certain members of management. These agreements provided for participants to receive a portion of the proceeds in the event of the sale or merger of Deutsch.

NFO and Other
In addition to the above 2000 activities, additional charges, substantially all of which were cash costs, were recorded during 2000 related principally to the transaction and other merger related costs arising from the acquisition of NFO.

Also included in 2000 were excess restructuring reserves of $0.6 related to the 1999 restructuring of Bozell and FCB Worldwide. This excess was reversed into income in the Company's statement of operations during 2000.

1999 Activities
During 1999, the Company recorded restructuring and other merger related costs of $159.5 ($101.0, net of tax). Of the total pre-tax restructuring and other merger related costs, cash charges represented $91.5. The components of the charge were: a) costs associated with the restructuring of Lowe & Partners Worldwide (see above) and b) costs associated with the restructuring of Bozell and FCB Worldwide.

Bozell and FCB Worldwide
In September 1999, the Company announced a formal plan to restructure its Bozell and FCB Worldwide agency operations and recorded a $75.4 charge ($49.6, net of tax) in the third quarter of 1999. The charge covered primarily severance ($41.4) and lease termination and other exit costs ($24.2) in connection with the combination and integration of the two worldwide advertising agency networks. Approximately 640 individuals were terminated as part of the plan. Bozell Worldwide's international operations, along with Bozell Detroit and Bozell Costa Mesa, were merged with FCB Worldwide and now operate under the FCB Worldwide name. The restructuring initiatives also included the impairment loss on the sale or closing of certain underperforming business units. The activities had been completed by December 31, 2000.

GOODWILL IMPAIRMENT AND OTHER CHARGES

Following the completion of the True North acquisition and the realignment of certain of the Company's businesses, the Company evaluated the realizability of various assets. In connection with this review, undiscounted cash flow projections were prepared for certain investments, and the Company determined that the goodwill attributable to certain business units was stated at an amount in excess of the future estimated cashflows. As a result, an impairment charge of $303.1 ($263.4, net of tax) was recorded in 2001. Of the total write-off, $221.4 was recorded in the second quarter, with the remainder recorded in the third quarter. The largest components of the goodwill impairment and other charges were Capita Technologies, Inc. (approximately $145) and Zentropy Partners (approximately $16), both internet services businesses. The remaining amount primarily related to several other businesses including internet services, healthcare consulting and certain advertising offices in Europe and Asia Pacific.

INVESTMENT IMPAIRMENT

During 2001, the Company recorded total charges related to the impairment of investments of $208.3 ($134.1, net of tax). Of the total amount, $160.1 ($103.7, net of tax) was recorded in the first quarter, with the remainder recorded in the third quarter. The charge in the first quarter related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The third quarter charge included write-offs for investments in non-internet companies, certain venture funds and other investments. The impairment charge adjusted the carrying value of investments to the estimated market value where an other than temporary impairment had occurred.

At December 31, 2001, the Company had approximately $146 of investments, of which approximately $55 are less than 20% owned (and are accounted for on the cost basis), and approximately $91 are available-for-sale securities.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

OTHER NON-RECURRING ITEMS

Included in office and general expenses in 2001 were charges of $85.4 ($49.5, net of tax) relating primarily to operating assets, which are no longer considered realizable. Additionally, a benefit of $50.0 ($29.0, net of tax) resulting from a reduction in severance reserves related to recent significant headcount reductions is included in salaries and related expenses.

In 2000, the Company also recorded its share of the asset impairment and restructuring charges of Modem Media. The $25.7 charge is reflected in equity in net income of unconsolidated affiliates in the Company's statement of operations.

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense increased by $38.3 to $164.6 in 2001 due to higher debt levels, which included the issuance and sale of $500.0, 7.25% notes due 2011 in August 2001. The increase was partially offset by lower interest rates paid on short-term borrowings. The Company's effective interest rate was benefited by the interest rate swap agreements covering $400.0 of the $500.0, 7.875% notes issued in 2000. The interest rate savings as a result of these agreements was approximately $4.5 in 2001. In addition, the Company expects to further reduce its effective interest rate in 2002 due to the issuance and sale of the Zero-Coupon Convertible Notes in December 2001. See Liquidity and Capital Resources section for description of financing activities. Interest expense increased by $26.8 to $126.3 in 2000 due to higher average debt levels and higher interest rates, which included the issuance and sale of $500.0, 7.875% notes due 2005.

Interest Income
Interest income was $41.8 in 2001, $57.5 in 2000 and $56.2 in 1999. The decrease in 2001 is primarily due to lower interest rates and lower average cash balances primarily resulting from the lower earnings levels in 2001. Interest income increased modestly in 2000 from 1999.

Other Income
Other income primarily consists of investment income, gains from the sale of businesses and other interests and gains (losses) from the sale of investments, primarily marketable securities classified as available-for-sale. Other income decreased by $29.2 in 2001 and by $22.9 in 2000 primarily due to a reduction in the gains from sales of investments, which were a loss of $(2.5), and gains of $28.5 and $45.3 in 2001, 2000 and 1999, respectively. The year over year reduction reflects the reduced level of the Company's investment activity.

OTHER ITEMS
The Company's effective income tax rate was a benefit of 9.7% in 2001, and an expense of 42.9% in 2000 and 43.3% in 1999. The 2001 effective tax rate was impacted by the non-recurring items, which were benefited at lower foreign tax rates and by the write-off of non-deductible goodwill, resulting in a lower tax benefit rate. Excluding non-recurring items, the effective income tax rate was 43.0%, 40.6% and 42.0%, respectively. The primary difference between the effective tax rate and the statutory federal rate of 35% is due to state and local taxes and nondeductible goodwill expense. The increased tax rate in 2001 reflects a change in the tax status of Deutsch, Inc., which was acquired in November 2000, from "S" Corporation to "C" Corporation status.

Income applicable to minority interests decreased by $12.5 to $30.3 in 2001 and increased by $4.6 in 2000. The decrease in 2001 was primarily due to lower operating results of certain operations in Europe and Asia Pacific. The slight increase in 2000 was due to the growth of companies not wholly owned.

Equity in net income of unconsolidated affiliates was $4.0 in 2001, a loss of $15.6 in 2000 and income of $10.2 in 1999. Equity in net income of unconsolidated affiliates excluding non-recurring items decreased to $4.0 in 2001 from $10.1 in 2000. The decrease was primarily due to reduced earnings of our unconsolidated affiliates and the consolidation of an advertising office in the Middle East at the end of 2000.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, cash and cash equivalents were $935.2, an increase of $90.6 from the December 31, 2000 balance of $844.6. The Company collects funds from clients on behalf of media outlets resulting in cash receipts and disbursements at levels substantially exceeding its revenue. Therefore, the working capital amounts reported on its balance sheet and cash flows from operating activities reflect the "pass-through" of these items.

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

Net cash provided by operating activities was $148.5, $607.2 and $769.4 for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in 2001 was primarily attributable to lower operating profit levels and to severance payments made in connection with the Company's restructuring plan. The Company's practice is to bill and collect from its clients in sufficient time to pay the amounts due for media on a timely basis. Other uses of working capital include acquisitions, capital expenditures, disbursements for severance and lease terminations related to the Company's restructuring activities, repurchase of the Company's common stock and payment of cash dividends.

Investing Activities
The Company pursues acquisitions to complement and enhance its service offerings. In addition, the Company seeks to acquire businesses similar to those already owned to expand its geographic scope to better serve new and existing clients. Acquisitions have historically been funded using stock, cash or a combination of both.

During 2001, 2000 and 1999 the Company paid $1,729.7, $1,668.3 and $652.2, respectively, in cash and stock for new acquisitions, including a number of specialized marketing and communications services companies to complement its existing agency systems and to optimally position itself in the ever-broadening communications marketplace. This amount includes the value of stock issued for pooled companies and includes cash of $84.7, $577.4 and $231.4 in 2001, 2000 and 1999, respectively.

The Company's capital expenditures in 2001 were $268.0 compared to $259.5 in 2000 and $249.7 in 1999. The primary purposes of these expenditures were to upgrade computer and telecommunications systems and to modernize offices. The Company's planned capital expenditures for 2002 are estimated to be no greater than the level of spending in 2001.

During 2001, the Company sold a marketing services affiliate in Europe for approximately $5 and some non-core marketing services affiliates in the U.S. for approximately $6.9.

During 2000, the Company sold its interest in a non-core minority owned marketing services business for proceeds of approximately $12.

During 1999, the Company sold its entire investment in Publicis S.A. for net cash proceeds of $135.3 and a portion of its investments in the common stock of Lycos and marchFIRST (formerly USWEB) for combined proceeds of approximately $56. Additionally, the Company sold its minority interest in Nicholson NY, Inc. to Icon in exchange for shares of Icon's common stock worth $19.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Financing Activities
Total debt at December 31, 2001 was $2,933.7, an increase of $852.6 from December 31, 2000. The increase in debt was primarily attributable to lower operating profit levels and to severance payments made in connection with the Company's restructuring plan.

Zero-Coupon Convertible Notes
In December 2001, the Company completed the issuance and sale of approximately $702 of aggregate principal amount of Zero-Coupon Convertible Senior Notes ("Zero-Coupon Notes") due 2021. The Company used the net proceeds of $563.5 from this offering to repay indebtedness under the Company's credit facilities. The Zero-Coupon Notes are unsecured, zero-coupon, senior securities that may be converted into common shares if the price of the Company's common stock reaches a specified threshold, at a conversion rate of 22.8147 shares per one thousand dollars principal amount at maturity, subject to adjustment. This threshold will initially be 120% of the accreted value of a Zero-Coupon Note, divided by the conversion rate and will decline 1/2% each year until it reaches 110% at maturity in 2021. A Zero-Coupon Note's accreted value is the sum of its issue price plus its accrued original issue discount.

The Zero-Coupon Notes may also be converted, regardless of the sale price of the Company's common stock, at any time after: (i) the credit rating assigned to the Zero-Coupon Notes by any two of Moody's Investors Service, Inc., Standard & Poor's Ratings Group and Fitch IBCA Duff & Phelps are Bal, BB+ and BB+, respectively, or lower, or the Zero-Coupon Notes are no longer rated by at least two of these ratings services, (ii) the Company calls the Zero-Coupon Notes for redemption, (iii) the Company makes specified distributions to shareholders or (iv) the Company becomes a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities).

The Company, at the investor's option, may be required to redeem the Zero-Coupon Notes for cash on December 14, 2003. The Company may also be required to redeem the Zero-Coupon Notes at the investor's option, on December 14, 2004, 2005, 2006, 2011 or 2016 for cash or common stock or a combination of both, at the Company's election. Additionally, the Company has the option of redeeming the Zero-Coupon Notes after December 14, 2006 for cash.

The yield to maturity of the Zero-Coupon Notes at the date of issuance was 1%. Unless the Company is required to pay the contingent interest described in the following sentence or the U.S. tax laws change in certain ways, no cash interest will be paid at any time. After December 14, 2006, if the Company's stock price reaches specified thresholds, the Company would be obligated to pay semi-annual contingent cash interest which would approximate the dividends paid to common stockholders during the prior six-month period (subject to a floor rate). Further, in the event that the notes are not registered for public sale by May 13, 2002, additional amounts of up to 0.5% per annum would be payable until the registration is declared effective by the SEC.

Senior Unsecured Notes - 7.25%
On August 22, 2001, the Company completed the issuance and sale of $500.0 principal amount of senior unsecured notes due 2011. The notes bear interest at a rate of 7.25% per annum. The Company used the net proceeds of approximately $493 from the sale of the notes to repay outstanding indebtedness under its credit facilities.

Senior Unsecured Notes - 7.875%
On October 20, 2000, the Company completed the issuance and sale of $500.0 principal amount of senior unsecured notes due 2005. The notes bear an interest rate of 7.875% per annum. The Company used the net proceeds of approximately $496 from the sale of the notes to repay outstanding indebtedness under its credit facilities.

During 2001, the Company entered into interest rate swap agreements to convert the fixed interest rate on the 7.875% notes to a variable rate based on 6 month LIBOR. At December 31, 2001, the Company had outstanding interest rate swap agreements covering $400.0 of the $500.0, 7.875% notes due October 2005. The swaps have the same term as the 7.875% notes and, for 2001, had the effect of reducing the effective interest rate on the notes to 6.972%.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Credit Agreements
In July 2001, the Company entered into a credit agreement with a group of lenders. The credit agreement provided for revolving borrowings of up to $750.0. No borrowings were drawn under this facility and the facility terminated upon the issuance and sale of the $500.0 Senior Notes on August 22, 2001.

On June 26, 2001, the Company replaced its maturing $375.0, 364-day syndicated revolving multi-currency credit agreement with a substantially similar $500.0 facility. The new facility bears interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. As of December 31, 2001, there were no outstanding balances under this facility. Prior to June 25, 2002, the Company may, at its option, borrow the full amount of the $500.0 facility for a one-year term.

In June 2000, the Company entered into a five-year syndicated revolving multi-currency credit agreement with a group of lenders. The credit agreement provides for borrowings of up to $375.0 which bear interest at variable rates based on LIBOR or a bank's base rate, at the Company's option. At December 31, 2001, there was approximately $144.1 borrowed under this facility.

The Company's bank-provided revolving credit agreements include financial covenants that set maximum levels of debt as a function of EBITDA and minimum levels of EBITDA as a function of interest expense (as defined in these agreements). The financial covenants contained in the Company's term loan agreements set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). At December 31, 2001, the Company was in compliance with all of its financial covenants, with the most restrictive being that of cash flow to borrowed funds, the ratio of which is required to exceed .25 to 1. During 2001, as a result of the significant non-recurring charges, the Company required and received amendments related to its financial covenants.

Floating Rate Notes
On June 28, 2001, the Company issued and sold $100.0 of floating rate notes. The notes mature on June 28, 2002 and bear interest at a variable rate based on three month LIBOR. The Company intends to repay these notes at maturity from its available borrowing capacity.

Other
During 2001, the Company purchased approximately 2.4 million shares of its common stock, compared to 4.8 million shares in 2000. Since July 2001, the Company has not repurchased its common stock in the open market as its current holdings of treasury shares are sufficient to meet its needs for various compensation plans.

The Company has paid cash dividends at a quarterly rate of $0.095 per share since the second quarter of 2000, when it was increased from $0.085 per share. The determination of dividend payments is made by the Company's Board of Directors on a quarterly basis.

Based on current demand for the Company's services and the global economic environment, the Company believes that its cash flow from operations, together with its existing lines of credit and cash on hand, is sufficient to provide for the liquidity needs of its business. At December 31, 2001 and 2000, the Company's committed credit facilities were approximately $875 and $750, respectively, of which $144.1 and $160.0 were utilized at December 31, 2001 and 2000. In addition, the Company has had success in the past accessing the debt markets for increased liquidity. Unanticipated decreases in cash flow from operations as a result of decreased demand for our services and other developments, including those described in the "Cautionary Statement" below, may require the Company to seek other sources of liquidity and modify its operating strategies.

The Company is currently engaged in preliminary discussions and expects to renew its 364-day, $500.0 bank facility which matures in June 2002. At December 31, 2001, there were no borrowings under this facility.

Subsequent Events
As of September 30, 2002, the Company had two revolving credit facilities provided by a syndicate of banks (the "Revolving Credit Facilities") in an aggregate amount of $875.0, which are utilized to fund the Company's ordinary course business

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

needs. The Revolving Credit Facilities bear interest rates at either a bank's base rate or LIBOR, at the Company's option. Furthermore, the interest rate on base rate loans is affected by the facilities' utilization levels, and the interest rate on LIBOR loans is affected by utilization levels and the Company's credit ratings. Based on the Company's current credit ratings of BBB and Baa3, as reported by Standard & Poor's and Moody's Investors Services, Inc., respectively, the current interest rate for base rate loans is 4.25% and the interest spread with respect to LIBOR loans is 1.25%. At September 30, 2002, approximately $103.5 was borrowed under these facilities, and as of November 15, 2002, approximately $48.7 was borrowed. The Revolving Credit Facilities include financial covenants that set maximum levels of debt as a function of EBITDA and minimum levels of EBITDA as a function of interest expense (as defined in these agreements). As of September 30, 2002, the Company was in compliance with both of the financial covenants in the Revolving Credit Facilities.

The Company's note purchase agreements with The Prudential Insurance Company of America (the "Prudential Agreements") constituting part of the Company's term loan agreements discussed above, also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). Due to the impact on the Company's net worth resulting from (a) lower operating profit in the current quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement described in Note 17 to the Company's Consolidated Financial Statements, as of September 30, 2002, the Company required and received waivers related to its financial covenants in the Prudential Agreements.

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

Contractual Obligations
The following summarizes the Company's estimated contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.
	LESS THAN			AFTER
	TOTAL	1 YEAR	1-3 YEARS	3 YEARS

CONTRACTUAL OBLIGATIONS:

Long-term debt	$2,515.2	$ 34.6	$318.9	$2,161.7

Non-cancelable operating lease obligations	$1,552.9	$314.1	$400.2	$ 838.6

Estimated obligations under acquisition earn-outs	$ 380.0	$150.0	$230.0	$ --

The amount reflected as obligations under acquisition earn-outs is estimated based on the assumption that the full amount due under the acquisition agreements would be paid, however, the Company does not expect to pay out the full amount estimated.

As noted above, the Company's Zero-Coupon Notes contain a provision whereby the Company may be required to redeem the Zero-Coupon Notes for cash on December 14, 2003.

DERIVATIVES AND HEDGING ACTIVITIES
The Company enters into interest rate swaps, hedges of net investment in overseas subsidiaries and forward contracts to mitigate related risks.

Interest Rate Swaps
At December 31, 2001, the Company had outstanding interest rate swap agreements covering $400.0 of the $500.0, 7.875% notes due October 2005. The swaps have the same term as the debt and effectively convert the fixed rate on the debt to a variable rate based on 6 month LIBOR. The swaps are accounted for as hedges of the fair value of the related debt and are recorded as an asset or liability as appropriate. As of December 31, 2001, the fair value of the hedges was an asset of $10. The net effect of the hedges is that interest expense on the $400.0 of debt being hedged is recorded at variable rates, which for 2001 resulted in the effective interest rate on the $500.0, 7.875% notes being reduced to 6.972%. The fair value is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that the Company would expect to receive if these agreements were terminated. These instruments were executed with institutions the Company believes to be credit-worthy.

Hedges of Net Investment
The Company has significant foreign operations and conducts business in various foreign currencies. In order to hedge the value of its investment in Europe, the Company has designated approximately 125 million Euro of borrowings under its $375.0 syndicated revolving multi-currency credit facility as a hedge of this net investment. Changes in the spot rate of the debt instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustment component of stockholders' equity. As of December 31, 2001, the reduction in stockholders' equity related to this item was approximately $5.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Forward Contracts
Short-term
The Company has entered into foreign currency transactions in which foreign currencies (principally the Euro, Pounds Sterling and the Japanese Yen) are bought or sold forward. The contracts were entered into to meet currency requirements arising from specific transactions. The changes in value of these forward contracts were reflected in the Company's consolidated statement of operations. As of December 31, 2001, the Company had contracts covering approximately $50 of notional amount of currency. Substantially all of these contracts expire by the end of February 2002. As of December 31, 2001, the fair value of the forwards was a loss of $0.2.

Long-term
In September 2000, the Company acquired a 35.5% interest in Springer & Jacoby, a German-based advertising group, for total consideration of $25.9. The consideration consisted of an initial cash payment of $16.9 and a put option valued at $9.0. Pursuant to the purchase agreement, two shareholders of Springer & Jacoby have the right to sell all of their shares (put option) to the Company in January 2003 at a fixed price of 27.1 million Euros. The additional shares to be purchased in January 2003 pursuant to the put option represent 15.5% of the outstanding shares of Springer & Jacoby. The Company has recorded the fair value of this put option as an $8.3 liability at December 31, 2001. The Company has entered into forward contracts to purchase 27.1 million Euros in January 2003. The fair value of the forward contracts was recorded as an asset of $1.0 at December 31, 2001. Changes in the fair value of the put option liability and the forward contracts are reflected as a component of the Company's consolidated statement of operations.

Other
Under the terms of the offering of Zero-Coupon Convertible Notes in December 2001, two embedded derivative instruments were created. The derivatives are related to: a) the value of the contingent interest feature (whereby cash interest may become payable in certain circumstances) and, b) the value of the feature that the debt becomes convertible upon a reduction in the credit rating of the Notes. The Company obtained valuations of the two derivatives at the time of initial issuance of the Notes and determined that the fair value of the two derivatives was negligible. At December 31, 2001, the fair value of the two derivatives was negligible.

CRITICAL ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The Company believes the following accounting policies are critical to the accuracy of the more significant judgements and estimates used in the preparation of its consolidated financial statements:

  revenue recognition;
  allowance for doubtful accounts;
  accounting for income taxes; and
  valuation of long-lived and intangible assets, investments and goodwill.

Revenue recognition
The Company derives revenue from advertising services, including media buying, and from marketing and communication services, including market research, public relations, direct marketing, sales promotion and event marketing activities.

The Company's advertising services revenue is derived from commissions that are earned when the media is placed, from fees earned as advertising services are performed and from production services rendered. In addition, incentive amounts may be earned based on qualitative and/or quantitative criteria. In the case of commissions, revenue is recognized as the media placements appear. In the case of fee and production arrangements, the revenue is recognized as the services are performed which is generally ratably over the period of the client contract. The Company's marketing service revenues are generally earned on a fee basis, and in certain cases incentive amounts may also be earned. As with fee arrangements in advertising, such revenue is recognized as the work is performed. Incentive amounts are recognized upon satisfaction of the relevant qualitative and quantitative criteria.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Allowance for doubtful accounts
The Company assesses the required amount of allowance for doubtful accounts based on past experience and reviews of aging and analysis of specific accounts. While the expense for bad debts has historically fluctuated in line with revenue, it is not certain that past experience will continue.

Accounting for income taxes
As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes payable in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The Company then assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent it is determined that recovery is not likely, a valuation allowance is established. Significant management judgement is required in determining the provision for income taxes and the amount of valuation allowance that would be required. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets, investments and goodwill
The Company has a significant amount of long-lived assets, including fixed assets, investments, goodwill and other intangibles. The Company periodically evaluates the realizability of all of its long-lived assets. Future events could cause the Company to conclude that impairment indicators exist and that the asset values associated with a given operation have become impaired. Any resulting impairment loss could have a material impact on the Company's financial condition and results of operations.

OTHER MATTERS

Argentina
As a result of the devaluation of the Argentine peso in recent months, the Company's cumulative translation adjustment balance for its Argentine operation reflected a reduction in stockholders' equity of approximately $10 at December 31, 2001. The Company expects to maintain its strategic investment in Argentina for the long-term and further anticipates that its Argentine operations will remain profitable. Accordingly, the Company does not currently consider its investment in Argentina to be permanently impaired.

New Accounting Standards
In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations'' ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets'' ("SFAS 142") were issued. SFAS 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be tested at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt the new standards on accounting for goodwill and other intangible assets effective January 1, 2002.

Upon adoption, the Company will cease amortizing the remaining amount of unamortized goodwill. As of December 31, 2001, the Company's remaining unamortized goodwill balance was $3,004.7. Although the Company is still reviewing the provisions of the Statements, it is management's preliminary assessment that no goodwill impairment will be recognized upon adoption of the new standard. Further, the Company does not anticipate any significant reclassifications of amounts reflected on its balance sheet as a result of the adoption of the standard.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Although SFAS 142 does not require that previously reported numbers be restated, the following table sets forth the effect on reported results of adopting SFAS 142:
	2001	2000	1999
	(Restated)	(Restated)	(Restated)

Net income (loss), as reported	$(527.4)	$397.1	$340.2

Add back amortization of goodwill	169.0	140.4	122.8
Less related tax effect	(24.3)	(17.2)	(15.0)

Net income (loss), as adjusted	$(382.7)	$520.3	$448.0

In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") was issued. SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the assets useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144") was issued. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions". SFAS 144 also amends ARB (Accounting Research Bulletins) No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS 121. Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

Conversion to the Euro
On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). The Company conducts business in member countries. The transition period for the introduction of the Euro will end on June 30, 2002. The Company believes it has addressed the major issues involved with the introduction of the Euro which were: converting information technology systems, reassessing currency risk, negotiating and amending contracts and processing tax and accounting records.

The Company believes that use of the Euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the Euro has not and is not expected to have a material effect on the Company's financial condition or results of operations.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to interest rates and foreign currencies.

Interest Rates
At December 31, 2001, a significant portion of the Company's debt obligations were at fixed interest rates. Accordingly, assuming the fixed rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by $24 if market rates were to increase by 10% and would increase by $26 if market rates were to decrease by 10%. For that portion of the debt that is either maintained at variable rates or is swapped into variable rates, based on amounts and rates outstanding at December 31, 2001, the change in interest expense and cash flow from a 10% change in rates would be approximately $5.

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

CAUTIONARY STATEMENT
This Annual Report on Form 10-K/A, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. Interpublic representatives may also make forward looking statements orally from time to time. Statements in this Annual Report that are not historical facts, including statements about the Company's beliefs and expectations, particularly regarding recent business and economic trends, the impact of litigation, the integration of acquisitions and restructuring costs, constitute forward-looking statements. These statements are based on current plans, expectations, estimates and projections, and therefore undue reliance should not be placed on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, those associated with the effect of national and regional economic conditions, the Company's ability to attract new clients and retain existing clients, the financial success of the Company's clients, developments from changes in the regulatory and legal environment for advertising companies around the world, and the successful completion and integration of acquisitions which complement and expand the Company's business capabilities.

This Annual Report also contains certain financial information calculated on a "pro forma" basis (including information that is restated to exclude the impact of specified historical events). Because "pro forma" financial information by its very nature departs from traditional accounting conventions, such information should not be viewed as a substitute for the information prepared by the Company in accordance with GAAP, including the balance sheets and statements of income and cash flow contained in this Annual Report.

Item 8.     Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

The Interpublic Group of Companies, Inc. and Subsidiaries Report of Independent Public Accountants.......................................................................................................................................	25
True North Communications Inc. and Subsidiaries Report of Independent Public Accountants......	26
NFO Worldwide, Inc. and Subsidiaries Report of Independent Public Accountants........................	27
Deutsch, Inc. and Subsidiaries and Affiliates Report of Independent Public Accountants...............	28
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999...	29
Consolidated Balance Sheets as of December 31, 2001 and 2000....................................................	30
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999..	32
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999..............................................................................	33
Notes to Consolidated Financial Statements.....................................................................................	34
Report of Independent Accountant on Financial Statement Schedule...............................................	65
Valuation and Qualifying Accounts (for the three years ended December 31, 2001).......................	66

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
    The Interpublic Group of Companies, Inc.

In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, and of stockholders' equity and comprehensive income, after the restatement described in Note 17, present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of NFO Worldwide, Inc. ("NFO"), a wholly-owned subsidiary, which statements reflect total revenues constituting approximately 7% of the related 1999 consolidated financial statement total. We did not audit the financial statements of Deutsch, Inc. and Subsidiary and Affiliates ("Deutsch"), a wholly-owned subsidiary, which statements reflect total net loss constituting approximately 2% of the related 2000 consolidated financial statement total and total net income constituting approximately 4% of the related 1999 consolidated financial statement total. Additionally, we did not audit the financial statements of True North Communications Inc. ("True North"), a wholly-owned subsidiary, which statements reflect total revenues constituting approximately 22% of the related consolidated financial statement totals for each of the two years in the period ended December 31, 2000. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for NFO, Deutsch and True North, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
February 28, 2002, except for Note 17, which is as of December 6, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of the report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

To the Stockholders and Board of Directors of True North Communications Inc.:

We have audited the consolidated balance sheets of True North Communications Inc. (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of three years in the period ended December 31, 2000 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Publicis Communications for the year ended December 31, 1998. The Company's equity in its net earnings was $3.7 million for the year ended December 31, 1998. The financial statements of Publicis Communications were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Publicis Communications, is based solely upon the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of True North Communications Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in the notes to the consolidated financial statements (not presented herein), the Company has given retroactive effect to the change in accounting for amortization of intangible assets.

Arthur Andersen LLP
Chicago, Illinois,
March 20, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of the report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

To the Board of Directors and Stockholders of NFO Worldwide, Inc.:

We have audited the accompanying consolidated statement of income, stockholder's equity and cash flows of NFO Worldwide, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 1999. These financial statements (not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NFO Worldwide, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule referred to in Item 14 (not separately presented herein) is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

Arthur Andersen LLP
New York, New York,
February 25, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Deutsch, Inc. and Subsidiary and Affiliates:

We have audited the combined balance sheet of Deutsch, Inc. and Subsidiary and Affiliates as of December 31, 2000, and the related combined statements of operations, stockholder's equity and cash flows for the two years then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Deutsch, Inc. and Subsidiary and Affiliates as of December 31, 2000, and their results of operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The 1999 combined financial statements have been restated to reflect the correct treatment of payments made to the Company's sole stockholder. In financial statements previously issued for the year ended December 31, 1999, certain payments had been classified as bonuses which, it has been determined, should have been reflected as distributions to the Company's sole stockholder. Accordingly, the Company has restated the 1999 financial statements to reflect the correct accounting for the payments and the related tax effects.

J.H. Cohn LLP
Roseland, New Jersey
February 13, 2001

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2001	2000	1999
	(Restated)	(Restated)	(Restated)

REVENUE	$6,723.2	$7,182.7	$6,417.2

OPERATING EXPENSES:
Salaries and related expenses	3,807.0	4,054.6	3,635.2
Office and general expenses	2,032.0	1,982.3	1,867.3
Amortization of intangible assets	173.0	144.3	128.4
Restructuring and other merger related costs	645.6	177.7	159.5
Goodwill impairment and other charges	303.1	--	--

Total operating expenses	6,960.7	6,358.9	5,790.4

OPERATING INCOME (LOSS)	(237.5)	823.8	626.8

OTHER INCOME (EXPENSE):
Interest expense	(164.6)	(126.3)	(99.5)
Interest income	41.8	57.5	56.2
Other income	13.7	42.9	65.8
Investment impairment	(208.3)	--	--
Total other income (expense)	(317.4)	(25.9)	22.5

Income (loss) before provision for (benefit of) income taxes	(554.9)	797.9	649.3

Provision for (benefit of) income taxes	(53.8)	342.4	281.1

Income (loss) of consolidated companies	(501.1)	455.5	368.2

Income applicable to minority interests	(30.3)	(42.8)	(38.2)
Equity in net income (loss) of unconsolidated affiliates	4.0	(15.6)	10.2

NET INCOME (LOSS)	$ (527.4)	$ 397.1	$ 340.2

Earnings (loss) per share:
Basic EPS	$ (1.43)	$ 1.10	$ 0.97
Diluted EPS	$ (1.43)	$ 1.07	$ 0.94

Weighted average shares:
Basic	369.0	359.6	352.0
Diluted	369.0	370.6	364.6

Cash dividends per share	$ 0.38	$ 0.37	$ 0.33

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

ASSETS

	DECEMBER 31,
	2001	2000
	(Restated)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents (includes
certificates of deposit: 2001-$93.8; 2000-$110.9)	$ 935.2	$ 844.6
Accounts receivable (net of allowance for doubtful accounts: 2001-$90.7; 2000-$85.7)	4,674.9	5,644.7
Expenditures billable to clients	325.5	436.7
Deferred taxes on income	80.0	--
Prepaid expenses and other current assets	337.6	277.8

Total current assets	6,353.2	7,203.8

FIXED ASSETS, AT COST:
Land and buildings	161.1	174.1
Furniture and equipment	1,083.2	1,102.3
Leasehold improvements	461.4	427.8
	1,705.7	1,704.2
Less: accumulated depreciation	(858.0)	(879.2)

Total fixed assets	847.7	825.0

OTHER ASSETS:
Investment in unconsolidated affiliates	159.6	174.5
Deferred taxes on income	492.8	380.3
Other assets and miscellaneous investments	430.8	525.4
Intangible assets (net of accumulated
amortization: 2001-$1,024.8; 2000-$861.5)	3,106.4	3,155.0

Total other assets	4,189.6	4,235.2

TOTAL ASSETS	$11,390.5	$12,264.0

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

	DECEMBER 31,
	2001	2000
	(Restated)	(Restated)
CURRENT LIABILITIES:
Accounts payable	$ 4,555.5	$ 5,781.6
Accrued expenses	1,321.3	1,082.8
Accrued income taxes	65.2	182.2
Dividends payable	36.0	29.4
Short-term bank borrowings	418.5	483.8
Current portion of long-term debt	34.6	65.5

Total current liabilities	6,431.1	7,625.3

NON-CURRENT LIABILITIES:
Long-term debt	1,356.8	998.7
Convertible subordinated notes	548.5	533.1
Zero-coupon convertible senior notes	575.3	-
Deferred compensation	376.7	464.3
Accrued postretirement benefits	54.4	55.2
Other non-current liabilities	100.5	105.7
Minority interests in consolidated subsidiaries	89.3	100.6

Total non-current liabilities	3,101.5	2,257.6

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: none

Common stock, $0.10 par value,
shares authorized: 550.0,
shares issued: 2001 - 385.8; 2000 - 377.3	38.6	37.7
Additional paid-in capital	1,785.2	1,514.7
Retained earnings	886.1	1,564.8
Accumulated other comprehensive loss, net of tax	(447.8)	(410.2)
	2,262.1	2,707.0

Less:
Treasury stock, at cost: 2001 - 7.3 shares; 2000 - 5.5 shares	(290.2)	(194.8)
Unamortized deferred compensation	(114.0)	(131.1)

Total stockholders' equity	1,857.9	2,381.1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,390.5	$12,264.0

The accompanying notes are an integral part of these financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in Millions)

	YEAR ENDED DECEMBER 31
	2001	2000	1999
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (527.4)	$ 397.1	$ 340.2
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Depreciation and amortization of fixed assets	199.1	192.6	168.0
Amortization of intangible assets	173.0	144.3	128.4
Amortization of restricted stock awards and bond discounts	79.1	60.5	42.9
Provision for (benefit of) deferred income taxes	(191.2)	(20.2)	14.6
Undistributed equity losses (earnings)	4.0	15.6	(10.2)
Income applicable to minority interests	30.3	42.8	38.2
Restructuring costs, non-cash	104.3	73.1	68.0
Investment impairment	208.3	--	--
Goodwill impairment and other	275.6	--	--
Other net gains	(5.6)	(32.0)	(47.7)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	795.2	(208.7)	(907.3)
Expenditures billable to clients	90.8	(29.5)	(23.8)
Prepaid expenses and other current assets	(105.5)	(56.6)	(8.4)
Accounts payable, accrued expenses and other current liabilities	(890.9)	13.9	1,005.6
Accrued income taxes	(106.8)	(19.5)	(68.6)
Other non-current assets and liabilities	16.2	33.8	29.5

Net cash provided by operating activities	148.5	607.2	769.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(310.6)	(670.1)	(318.6)
Capital expenditures	(268.0)	(259.5)	(249.7)
Proceeds from sales of businesses	18.9	12.1	--
Proceeds from sales of long-term investments	36.8	83.9	268.2
Purchase of long-term investments	(29.4)	(147.9)	(133.9)
Maturities of short-term marketable securities	85.3	98.3	25.8
Purchases of short-term marketable securities	(79.7)	(101.4)	(51.7)
Other investments and miscellaneous assets	(142.2)	(95.0)	(54.2)
Investment in unconsolidated affiliates	(7.6)	(12.5)	(11.1)

Net cash used in investing activities	(696.5)	(1,092.1)	(525.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term bank borrowings	(670.6)	105.8	50.0
Proceeds from long-term debt	1,804.7	1,013.9	433.9
Payments of long-term debt	(281.8)	(521.8)	(111.1)
Treasury stock acquired	(118.0)	(248.1)	(313.4)
Issuance of common stock	85.6	60.0	91.5
Proceeds from IPO of subsidiary	--	--	42.0
Cash dividends - Interpublic	(129.2)	(109.1)	(90.4)
Cash dividends - pooled companies	(15.2)	(44.3)	(43.3)

Net cash provided by financing activities	675.5	256.4	59.2

Deconsolidation of subsidiary	--	(29.1)	--

Effect of exchange rates on cash and cash equivalents	(36.9)	(45.1)	(46.0)

Increase (decrease) in cash and cash equivalents	90.6	(302.7)	257.4
Cash and cash equivalents at beginning of year	844.6	1,147.3	889.9

Cash and cash equivalents at end of year	$ 935.2	$ 844.6	$1,147.3

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$ 122.5	$ 88.7	$ 72.0
Cash paid for income taxes	$ 231.1	$ 274.5	$ 239.2

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE YEAR PERIOD ENDED DECEMBER 31, 2001
(Amounts in Millions)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unamortized Expense of Restricted Stock Grants	Total

	Common Stock
	Number	Amount
	of Shares	(par value $.10)
BALANCES AT DECEMBER 31, 1998 AS PREVIOUSLY REPORTED	310.0	$31.0	$ 597.6	$1,166.8	$(161.0)	$(132.7)	$(71.3)	$1,430.4
Pooling of interests transaction	51.3	5.1	297.7	18.0	(7.9)	--	--	312.9
Restatement of prior periods	--	--	--	(60.3)	(1.3)	--	--	(61.6)
BALANCES AT DECEMBER 31, 1998 AS RESTATED	361.3	36.1	895.3	1,124.5	(170.2)	(132.7)	(71.3)	1,681.7
Comprehensive income:
Net income, as restated				340.2				340.2
Adjustment for minimum pension liability					18.6			18.6
Change in market value of securities
available-for-sale (net of reclassifications)					154.8			154.8
Foreign currency translation adjustment					(99.9)			(99.9)
Total comprehensive income								413.7
Dividends				(137.2)				(137.2)
Awards of stock under Company plans:
Achievement stock and incentive awards			6.2			.3		6.5
Restricted stock, net of forfeitures and amortization	1.0	.1	42.1			(7.9)	(7.6)	26.7
Employee stock purchases			19.1					19.1
Exercise of stock options, including tax benefit	6.1	.6	116.1					116.7
Purchase of Company's own stock						(300.5)		(300.5)
Issuance of shares for acquisitions			72.5			127.9		200.4
Par value of shares issued for two-for-one split	2.1	.2		(.2)				--
Equity adjustments - pooled companies			4.5	(.5)				4.0
Other	1.1	.1	15.2					15.3
BALANCES AT DECEMBER 31, 1999, AS RESTATED	371.6	$37.1	$1,171.0	$1,326.8	$ (96.7)	$(312.9)	$(78.9)	$2,046.4
Comprehensive income:
Net income, as restated				$ 397.1				$ 397.1
Change in market value of securities
available-for-sale (net of reclassifications)					(224.2)			(224.2)
Foreign currency translation adjustment					(89.3)			(89.3)
Total comprehensive income								83.6
Dividends				(158.9)				(158.9)
Awards of stock under Company plans:
Achievement stock and incentive awards			.9			.2		1.1
Restricted stock, net of forfeitures and amortization	1.8	.2	90.8			6.2	(52.2)	45.0
Employee stock purchases	1.0	.1	22.0					22.1
Exercise of stock options, including tax benefit	2.9	.3	84.0					84.3
Purchase of Company's own stock						(236.8)		(236.8)
Issuance of shares for acquisitions			43.9			348.5		392.4
Tax impact of Deutsch acquisition			94.9					94.9
Equity adjustments - pooled companies			1.1	(.2)				.9
Other			6.1					6.1
BALANCES AT DECEMBER 31, 2000, AS RESTATED	377.3	$37.7	$1,514.7	$1,564.8	$(410.2)	$(194.8)	$(131.1)	$2,381.1
Comprehensive income:
Net loss, as restated				$ (527.4)				$ (527.4)
Adjustment for minimum pension liability					(5.4)			(5.4)
Change in market value of securities
available-for-sale (net of reclassifications)					55.1			55.1
Foreign currency translation adjustment					(87.3)			(87.3)
Total comprehensive loss								(565.0)
Dividends				(151.0)				(151.0)
Awards of stock under Company plans:
Restricted stock, net of forfeitures and amortization	.8	.1	37.4			(.9)	17.1	53.7
Employee stock purchases	1.0	.1	19.6					19.7
Exercise of stock options, including tax benefit	3.8	.4	129.4					129.8
Purchase of Company's own stock						(123.7)		(123.7)
Issuance of shares for acquisitions	2.9	.3	56.8			29.2		86.3
Equity adjustments - pooled companies			26.0					26.0
Other			1.3	(0.3)				1.0
BALANCES AT DECEMBER 31, 2001, AS RESTATED	385.8	$38.6	$1,785.2	$ 886.1	$(447.8)	$(290.2)	$(114.0)	$1,857.9

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

The Company is a worldwide global marketing services company, providing clients with communications expertise in four broad areas: a) advertising and media management, b) marketing communications, which includes client relationship management (direct marketing), public relations, sales promotion, on-line marketing and healthcare marketing, c) marketing intelligence, which includes custom marketing research, brand consultancy and database management and d) marketing services, which includes sports and entertainment marketing, corporate meetings and events, retail marketing and other marketing and business services.

The Company is organized into four global operating groups. Three of these groups, McCann-Erickson WorldGroup, the FCB Group and The Partnership, are global marketing communications companies that provide a full complement of global marketing services and marketing communication services. The fourth global operating group, Advanced Marketing Services, focuses on expanding the Company's operations in the area of specialized marketing communications and services.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, most of which are wholly owned. All significant intercompany transactions and balances have been eliminated. The Company also has certain investments in unconsolidated affiliates that are carried on the equity basis. Certain prior year amounts have been reclassified to conform to the current year presentation.

Restatements
The Company's consolidated financial statements, including the related notes, have been restated as of the earliest period presented to include the results of operations, financial position and cash flows of transactions accounted for as poolings of interest.

Additionally, as discussed in Note 17, the Company identified total charges of $181.3 that are related to prior year periods. The total amount of charges has been recorded through a restatement of previously reported amounts.

Cash Equivalents and Investments

Cash equivalents are highly liquid investments, including certificate of deposits, government securities and time deposits, with maturities of three months or less at the time of purchase and are stated at estimated fair value which approximates cost.

The Company classifies its existing marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair value with the corresponding unrealized gains and losses reported as a separate component of comprehensive income. The cost of securities sold is determined based upon the average cost of the securities sold.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Foreign Currencies

The financial statements of the Company's foreign operations, when the local currency is the functional currency, are translated into U.S. dollars at the exchange rates in effect at each year end for assets and liabilities and average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

exchange rates during each year for the results of operations. The related unrealized gains or losses from translation are reported as a separate component of comprehensive income.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The related remeasurement adjustments are included as a component of operating expenses.

Revenue Recognition

The Company derives revenue from advertising services, including media buying, and from marketing and communication services, including market research, public relations, direct marketing, sales promotion and event marketing activities.

The Company's advertising services revenue is derived from commissions that are earned when the media is placed, from fees earned as advertising services are performed and from production services rendered. In addition, incentive amounts may be earned based on qualitative and/or quantitative criteria. In the case of commissions, revenue is recognized as the media placements appear. In the case of fee and production arrangements, the revenue is recognized as the services are performed which is generally ratably over the period of the client contract. The Company's marketing service revenue is generally earned on a fee basis, and in certain cases incentive amounts may also be earned. As with fee arrangements in advertising, such revenue is recognized as the work is performed. Incentive amounts are recognized upon satisfaction of the relevant qualitative and quantitative criteria.

Expenditures Billable to Clients

Expenditures billable to clients include costs incurred primarily in connection with production work by the Company on behalf of clients that have not yet been billed to clients. Commissions and fees on such production work are recorded as revenue when earned.

Property and Depreciation

The cost of property and equipment is depreciated generally using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 20 years for furniture and equipment and from 10 to 45 years for the component parts of buildings. Leasehold improvements are capitalized and amortized over the shorter of the life of the asset or the lease term.

Long-lived Assets

Long-lived assets, consisting primarily of property and equipment and intangible assets arising from business purchase combinations, are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if an impairment exists pursuant to the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of its carrying value or net realizable value.

Intangible assets, principally goodwill and customer lists, have been amortized using the straight-line method over periods not exceeding 40 years. In June 2001, SFAS No. 141 ("SFAS 141"), "Business Combinations'', and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets'' were issued. SFAS No. 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be tested at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt the new standards on accounting for goodwill and other intangible assets effective January 1, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Upon adoption, the Company will cease amortizing the remaining amount of unamortized goodwill. As of December 31, 2001, the Company's remaining unamortized goodwill balance was $3,004.7. Although the Company is still reviewing the provisions of the Statements, it is management's preliminary assessment that no goodwill impairment will be recognized upon adoption of the new standard. Further, the Company does not anticipate any significant reclassifications of amounts reflected on its balance sheet as a result of the adoption of the standard.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144") was issued. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions". SFAS 144 also amends ARB (Accounting Research Bulletins) No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS 121. Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.

Income taxes are generally not provided on undistributed earnings of foreign subsidiaries because these earnings are considered to be permanently invested.

Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the year but also include the dilutive effect of stock-based (including stock options and awards to restricted stock) and the assumed conversion, as applicable, of the convertible notes as described in Note 9.

Treasury Stock

In July 1999, the Board of Directors authorized the repurchase of up to 60 million shares of the Company's common stock and, specifically, authorized a maximum of 6 million shares be purchased annually. The purchase of treasury shares is accounted for at cost. The reissuance of treasury shares is accounted for on a first-in, first-out basis and any gains or losses are accounted for as additional paid-in capital. Since July 2001, the Company has not made any purchases of treasury shares.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable, interest rate instruments and foreign exchange contracts. The Company invests its excess cash in investment-grade, short-term securities with financial institutions and limits the amount of credit exposure to any one counterparty. Concentrations of credit risk with accounts receivable are limited due to the large number of clients and the dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. The Company is exposed to credit loss in the event of nonperformance by the counterparties of the interest rate swaps and foreign currency contracts. The Company limits its exposure to any one financial institution and does not anticipate nonperformance by these counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Derivative Instruments and Hedging Activities

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 by one year. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The Company adopted the provisions of SFAS No. 133 effective January 1, 2001. The adoption did not have a material effect on the Company's financial condition or results of operations.

See Note 13 for a discussion of the derivative instruments currently outstanding and the associated accounting treatment.

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") was issued. SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the assets' useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

Note 2: Earnings Per Share

The following is a reconciliation of the components of the basic and diluted earnings per share computations for income available to common stockholders for the years ended December 31:
(Number of Shares in Millions)	2001			2000			1999
			Per Share Amount (Restated)			Per Share Amount (Restated)			Per Share Amount (Restated)

	Income (Restated)	Shares		Income (Restated)	Shares		Income (Restated)	Shares

BASIC EARNINGS PER SHARE

Income available to common stockholders	$(527.4)	369.0	$(1.43)	$397.1	359.6	$1.10	$340.2	352.0	$0.97

Effect of Dilutive Securities:(a)(b)

Options	--	--		--	7.6		--	9.1

Restricted stock	--	--		.6	3.4		.6	3.5

DILUTED EARNINGS PER SHARE	$(527.4)	369.0	$(1.43)	$397.7	370.6	$1.07	$340.8	364.6	$0.94

(a)

The computation of diluted earnings per share for 2001, 2000 and 1999 excludes the assumed conversion of the 1.87% and 1.80% Convertible Subordinated Notes (see Note 9) because they were antidilutive. The computation of diluted earnings per share for 2001 excludes the weighted average number of incremental shares in connection with stock options and restricted stock because they were antidilutive.

(b)

The computation of diluted earnings per share for 2001 excludes the assumed conversion of the Zero-Coupon Convertible Senior Notes due 2021 (see Note 9) as they are contingently convertible and assume cash settlement of the put option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Note 3: Acquisitions and Dispositions

The Company acquired a significant number of advertising and specialized marketing and communications services companies during the three-year period ended December 31, 2001. The aggregate purchase price, including cash and stock payments, was as follows:
	Number of	Consideration			No. of Shares
	Acquisitions	Cash	Stock	Total	Issued (000s)

2001 - Purchases	19	$ 84.7	$ 14.0	$ 98.7	500
- Pooling	1	--	1,631.0	1,631.0	58,200
Total	20	$ 84.7	$1,645.0	$1,729.7	58,700

2000 - Purchases	93	$577.4	$ 331.9	$ 909.3	8,000
- Poolings	3	--	759.0	759.0	19,100
Total	96	$577.4	$1,090.9	$1,668.3	27,100

1999 - Purchases	64	$231.4	$ 117.6	$ 349.0	3,100
- Poolings	5	--	303.2	303.2	7,200
Total	69	$231.4	$ 420.8	$ 652.2	10,300

The value of the stock issued for acquisitions is based on the market price of the Company's stock at the time of the closing of the transaction. For those entities accounted for as purchase transactions, the purchase price of the acquisitions has been allocated to assets acquired and liabilities assumed based on estimated fair values.

Details of businesses acquired in transactions accounted for as purchases were as follows:
	2001	2000	1999
Consideration for new acquisitions	$ 98.7	$909.3	$349.0
Less: net assets of new acquisitions	17.1	91.1	35.7
Goodwill recorded for new acquisitions	$ 81.6	$818.2	$313.3

Cash paid for new acquisitions	$ 84.7	$577.4	$231.4
Deferred cash payments, prior acquisitions	228.9	158.1	149.5
Less: cash acquired	3.0	65.4	62.3
Net cash paid for acquisitions	$310.6	$670.1	$318.6

2001 Acquisitions

Purchases
The results of operations of the acquired companies, which included Transworld Marketing Corporation and DeVries Public Relations, were included in the consolidated results of the Company from their respective acquisition dates, which were generally in the middle of the year. None of the acquisitions made in 2001 was significant on an individual basis.

Acquisition of True North
On June 22, 2001, the Company acquired True North Communications Inc. ("True North"), a global provider of advertising and communication services, in a transaction accounted for as a pooling of interests. Approximately 58.2 million shares were issued in connection with the acquisition, which, based on the market price of the Company's stock at the date of closing, yielded a value of approximately $1,631. No adjustments were necessary to conform accounting policies of the entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The Company's consolidated financial statements, including the related notes, have been restated as of the earliest period presented to include the results of operations, financial position and cash flows of True North.

The following table shows the historical results of the Company and True North for the periods prior to the consummation of the merger:
	Three Months
	Ended
	March 31,	Years Ended
	2001	December 31,
	(Unaudited)	2000	1999
	(Restated)	(Restated)	(Restated)
Revenue:
IPG	$1,301.8	$5,625.8	$4,977.8
True North	356.0	1,556.9	1,439.4
Revenue, as restated	$1,657.8	$7,182.7	$6,417.2

Net income (loss):
IPG, as restated	$ (39.9)	$ 335.5	$ 312.1
True North, as previously reported	9.5	61.6	28.1

Net income (loss), as restated	$ (30.4)	$ 397.1	$ 340.2

2000 Acquisitions

Purchases
The companies acquired in transactions accounted for as purchases included Capita Technologies, Nationwide Advertising Services, Waylon, MWW and certain assets of Caribiner International. The results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates, which occurred throughout the year. None of the acquisitions was significant on an individual basis.

Poolings
In April 2000, the Company acquired NFO Worldwide, Inc. ("NFO"), a leading provider of research-based marketing information and counsel, in a transaction accounted for as a pooling of interests. Approximately 12.6 million shares were issued to acquire NFO. In November 2000, the Company acquired Deutsch, Inc. and its affiliate companies ("Deutsch"), a full service advertising agency, in a transaction accounted for as a pooling of interests. Approximately 6 million shares were issued to acquire Deutsch. No adjustments were necessary to conform accounting policies of the entities. The Company's consolidated financial statements have been restated as of the earliest period presented to include the results of operations, financial position and cash flows of NFO, Deutsch and the other immaterial acquisition (for which 0.5 million shares were issued) accounted for as poolings of interests.

Revenue and net income for NFO for the quarter ended March 31, 2000 were $106.0 and $.2 and for the year 1999 were $457.2 and a loss of $6.2, respectively. Revenue and net income for Deutsch for the three quarters ended September 30, 2000 were $88.1 and $19.5 and for the year 1999 were $84.9 and $16.0, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The following table shows the historical results of the Company, NFO and Deutsch for the year ended December 31, 1999:
Year Ended
December 31, 1999 (Restated)
Revenue:
IPG	$4,427.3
NFO	457.2
Deutsch	84.9
Other	8.4
Revenue, as restated	$4,977.8

Net Income (Loss):
IPG, as restated	$ 302.7
NFO, as previously reported	(6.2)
Deutsch, as previously reported	16.0
Other, as previously reported	(.4)
Net income, as restated	$ 312.1

In connection with the acquisition of Deutsch in 2000 and based on the taxable structure of the transaction, a deferred tax asset of approximately $110 and a current tax liability of $15 were recorded with corresponding adjustments to additional paid in capital. In connection with the acquisition of Deutsch, the Company recognized a charge related to one-time transaction costs of $44.7. The principal component of this amount related to the expense associated with various equity participation agreements with certain members of management. These agreements provided for participants to receive a portion of the proceeds in the event of the sale or merger of Deutsch.

Prior to its acquisition by the Company, Deutsch elected to be treated as an "S" Corporation under applicable sections of the Internal Revenue Code as well as for state income tax purposes. Accordingly, income tax expense was lower than would have been the case had Deutsch been treated as a "C" Corporation. Deutsch became a "C" Corporation upon its acquisition by the Company. On a pro forma basis, assuming "C" Corporation status, net income for Deutsch and the Company would have been lower by $10.7 in 2000 and $6.5 in 1999.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the 2000 and 2001 purchase acquisitions had been completed as of January 1, 2000.

	For the year ended December 31, 2001
		Pre- Acquisition Results (unaudited)	Pro forma IPG with 2001 acquisitions (unaudited) (Restated)

	IPG (as reported) (Restated)

Revenue	$6,723.2	$46.1	$ 6,769.3
Net loss	$ (527.4)	$(1.3)	$ (528.7)

Loss per share:

Basic	$ (1.43)		$ (1.43)
Diluted	$ (1.43)		$ (1.43)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
For the year ended December 31, 2000
		Pre- acquisition results (unaudited)	Pro forma IPG with 2000 and 2001 acquisitions (unaudited) (Restated)
IPG (as reported) (Restated)

Revenue	$7,182.7	$376.5	$7,559.2
Net income	$ 397.1	$ 22.3	$ 419.4

Earnings per share:

Basic	$ 1.10		$ 1.17
Diluted	$ 1.07		$ 1.13

The pro forma data give effect to actual operating results prior to the acquisition, adjusted to include the estimated pro forma effect of interest expense, amortization of intangibles and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the periods presented or that may be obtained in the future.

1999 Acquisitions

Purchases
The companies acquired in transactions accounted for as purchases included The Cassidy Companies, Spedic France, Mullen Advertising and PDP Promotions UK. None of the acquisitions was significant on an individual basis.

Poolings
On December 1, 1999, the Company acquired Brands Hatch Leisure Plc., a UK-based international motorsports circuit and venue management company, for 5.2 million shares of stock. The acquisition has been accounted for as a pooling of interests. Additionally, during 1999 the Company issued 2 million shares to acquire 4 other companies, including public relations and media buying companies, which have been accounted for as poolings of interests.

OTHER

Deferred Payments
Certain of the Company's acquisition agreements provide for deferred payments by the Company, contingent upon future revenues or profits of the companies acquired. Deferred payments of both cash and shares of the Company's common stock for prior years' acquisitions were $277.1, $221.3 and $230.4 in 2001, 2000 and 1999, respectively. Such payments are capitalized and recorded as goodwill.

Dispositions
During 2001, the Company disposed of 22 operations through either sale or closure. The operating results of the entities disposed of were not material to the operating results of the Company.

Note 4: Restructuring and Other Merger Related Costs

2001 Activities
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

In connection with the operational initiatives, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in connection with the plan was $645.6 ($446.5, net of tax), of which $592.8 was recorded in the third quarter with the remainder having been recorded through the end of the second quarter.

A summary of the components of the total restructuring and other merger related costs in 2001, together with an analysis of the cash and non-cash elements, is as follows:
	Total recorded	Cash paid in 2001	Non-cash items	Liability at December 31, 2001
TOTAL BY TYPE
Severance and termination costs	$297.5	$143.5	$ --	$154.0
Lease termination and other exit costs	310.9	55.2	98.6	157.1
Transaction costs	37.2	31.5	5.7	--
Total	$645.6	$230.2	$104.3	$311.1

The severance and termination costs related to approximately 6,800 employees who have been, or will be, terminated. As of December 31, 2001, approximately 5,200 of those identified had been terminated. The remaining employees are expected to be terminated by the middle of the year 2002. A significant portion of severance liabilities are expected to be paid out over a period of up to one year. The employee groups affected included all levels and functions across the Company: executive, regional and account management, administrative, creative and media production personnel. Approximately half of the 6,800 headcount reductions related to the U.S., one third related to Europe (principally the UK, France and Germany), with the remainder related to Latin America and Asia Pacific.

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

Other exit costs relate principally to the impairment loss on sale or closing of certain business units in the U.S. and Europe. In the aggregate, the businesses being sold or closed represent an immaterial portion of the revenue and operating profit of the Company. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. Approximately one half of the sales or closures had occurred by December 2001, with the remaining to occur by the middle of the year 2002.

The transaction costs relate to the direct costs incurred in connection with the True North acquisition and included investment banker and other professional services fees.

2000 Activities
During 2000, the Company recorded restructuring and other merger related costs of $177.7 ($124.3, net of tax). Of the total pre-tax restructuring and other merger related costs, cash charges represented $104.6. The key components of the charge were: a) costs associated with the restructuring of Lowe & Partners Worldwide (formerly Lowe Lintas & Partners Worldwide), b) costs associated with the loss, by True North, of the Chrysler account, c) other costs related to the acquisition of Deutsch and d) costs relating principally to the merger with NFO.

Lowe & Partners
In October 1999, the Company announced the merger of two of its advertising networks. The networks affected, Lowe & Partners Worldwide and Ammirati Puris Lintas, were combined to form a new agency. The merger involved the consolidation of operations in agencies in approximately 24 cities in 22 countries around the world and the severance of approximately 600 employees. As of September 30, 2000, all restructuring activities had been completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

In connection with this restructuring, costs of $84.1 ($51.4, net of tax) were recorded in 1999 and $87.8 ($53.6, net of tax) in 2000. Of the totals, $75.6 related to severance, $50.2 related to lease related costs and the remainder related principally to investment write-offs. No adjustment to the Company's statement of operations was required as a result of the completion of the restructuring plan.

Loss of Chrysler Account

In September 2000, Chrysler, one of True North's larger accounts, announced that it was undertaking a review of its two advertising agencies to reduce the costs of its global advertising and media. On November 3, 2000, True North was informed that it was not selected as the agency of record. In December 2000, True North terminated its existing contract with Chrysler and entered into a transition agreement effective January 1, 2001.

As a result of the loss of the Chrysler account, the Company recorded a charge of $17.5 pre-tax ($10.0, net of tax) in the fourth quarter of 2000. The charge covered primarily severance, lease termination and other exit costs associated with the decision to close the Detroit office. The severance portion of the charge amounted to $5.8 and reflected the elimination of approximately 250 positions. The charge also included $11.4 associated primarily with the lease termination of the Detroit office, as well as other exit costs. In addition, an impairment loss of $5.5 was recorded for intangible assets that were determined to be no longer recoverable. Offsetting these charges was a $5.2 payment from Chrysler to compensate the Company for severance and other exit costs. As of December 31, 2001, all actions had been completed. No adjustment to the Company's statement of operations was required as a result of the completion of these actions.

Acquisition of Deutsch
In connection with the acquisition of Deutsch in 2000, the Company recognized a charge related to one-time transaction costs of $44.7 ($41.7, net of tax). The principal component of this amount related to the expense associated with various equity participation agreements with certain members of management. These agreements provided for participants to receive a portion of the proceeds in the event of the sale or merger of Deutsch.

NFO and Other
In addition to the above 2000 activities, additional charges, substantially all of which were cash costs, were recorded during 2000 related principally to the transaction and other merger related costs arising from the acquisition of NFO.

Also included in 2000 were excess restructuring reserves of $0.6 related to the 1999 restructuring of Bozell and FCB Worldwide. This excess was reversed into income in the Company's statement of operations during 2000.

1999 Activities
During 1999, the Company recorded restructuring and other merger related costs of $159.5 ($101.0, net of tax). Of the total pre-tax restructuring and other merger related costs, cash charges represented $91.5. The components of the charge were: a) costs associated with the restructuring of Lowe & Partners Worldwide (see above) and b) costs associated with the restructuring of Bozell and FCB Worldwide.

Bozell and FCB Worldwide
In September 1999, the Company announced a formal plan to restructure its Bozell and FCB Worldwide agency operations and recorded a $75.4 charge ($49.6, net of tax) in the third quarter of 1999. The charge covered primarily severance ($41.4) and lease termination and other exit costs ($24.2) in connection with the combination and integration of the two worldwide advertising agency networks. Approximately 640 individuals were terminated as part of the plan. Bozell Worldwide's international operations, along with Bozell Detroit and Bozell Costa Mesa, were merged with FCB Worldwide and now operate under the FCB Worldwide name. The restructuring initiatives also included the impairment loss on the sale or closing of certain underperforming business units. The activities had been completed by December 31, 2000.

Note 5: Goodwill Impairment and Other Operating Charges

Goodwill Impairment and Other Charges
Following the completion of the True North acquisition and the realignment of certain of the Company's businesses, the Company evaluated the realizability of various assets. In connection with this review, undiscounted cash flow projections were prepared for certain investments, and the Company determined that the goodwill attributable to certain business units was stated at an amount in excess of the future estimated cashflows. As a result, an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

impairment charge of $303.1 ($263.4, net of tax) was recorded in 2001. Of the total write-off, $221.4 was recorded in the second quarter, with the remainder recorded in the third quarter. The largest components of the goodwill impairment and other charges were Capita Technologies, Inc. (approximately $145) and Zentropy Partners (approximately $16), both internet services businesses. The remaining amount primarily related to several other businesses including internet services, healthcare consulting and certain advertising offices in Europe and Asia Pacific.

Operating Expenses
Included in office and general expenses in 2001 are charges of $85.4 ($49.5, net of tax) relating primarily to operating assets, which are no longer considered realizable. Additionally, a benefit of $50.0 ($29.0, net of tax) resulting from a reduction in severance reserves related to recent significant headcount reductions is included in salaries and related expenses.

Note 6: Other Income (Expense)

Investment Impairment
During 2001, the Company recorded total charges related to the impairment of investments of $208.3 ($134.1, net of tax). Of the total amount, $160.1 ($103.7, net of tax) was recorded in the first quarter, with the remainder recorded in the third quarter. The charge in the first quarter related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The third quarter charge included write-offs for investments in non-internet companies, certain venture funds and other investments. The impairment charge adjusted the carrying value of investments to the estimated market value where an other than temporary impairment had occurred.

Other Income
The following table sets forth the components of other income:
	2001	2000	1999
Gains on sales of business	$12.3	$16.5	$14.5
Gains (losses) on sales of available-for-sale securities	(2.5)	28.5	45.3
Investment income and miscellaneous	3.9	(2.1)	6.0
	$13.7	$42.9	$65.8

During 2001, the Company sold a marketing services affiliate in Europe for approximately $5 and some non-core marketing services affiliates in the U.S. for approximately $6.9.

During 2000, the Company sold its interest in a non-core minority owned marketing services business for proceeds of approximately $12.

During 1999, the Company sold its entire investment in Publicis S.A. for net cash proceeds of $135.3 and a portion of its investments in the common stock of Lycos and marchFIRST (formerly USWEB) for combined proceeds of approximately $56. Additionally, the Company sold its minority interest in Nicholson NY, Inc. to Icon in exchange for shares of Icon's common stock worth $19.

Note 7: Provision for Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". SFAS 109 applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recognized in the consolidated financial statements and tax returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The components of income (loss) before provision for (benefit of) income taxes are as follows:
	Year Ended December 31,
	2001	2000	1999
	(Restated)	(Restated)	(Restated)

Domestic	$(472.4)	$500.6	$440.7
Foreign	(82.5)	297.3	208.6

Total	$(554.9)	$797.9	$649.3

The provision for (benefit of) income taxes consists of:

Federal Income Taxes (Including
Foreign Withholding Taxes):
Current	$48.8	$168.4	$117.8
Deferred	(144.4)	2.9	25.1
	(95.6)	171.3	142.9

State and Local Income Taxes:
Current	3.8	48.4	32.3
Deferred	(36.9)	(2.8)	4.3
	(33.1)	45.6	36.6

Foreign Income Taxes:
Current	84.8	145.8	116.4
Deferred	(9.9)	(20.3)	(14.8)
	74.9	125.5	101.6
Total	$ (53.8)	$342.4	$281.1

At December 31, 2001 and 2000 the deferred tax assets consisted of the following items:
	December 31,
	2001	2000

Postretirement/postemployment benefits	$ 59.6	$ 55.2
Deferred compensation	112.5	98.6
Pension costs	21.3	25.2
Depreciation	(11.0)	(11.7)
Rent	(9.6)	(10.5)
Interest	3.5	1.7
Accrued reserves	12.2	20.6
Allowance for doubtful accounts	16.8	13.8
Goodwill amortization	83.9	98.1
Investments in equity securities	33.7	32.9
Tax loss/tax credit carryforwards	74.2	54.1
Restructuring and other merger related costs	220.3	26.1
Other	(2.8)	1.8

Total deferred tax assets	614.6	405.9
Valuation allowance	(41.8)	(25.6)

Net deferred tax assets	$572.8	$380.3

The valuation allowance of $41.8 and $25.6 at December 31, 2001 and 2000, respectively, represents a provision for uncertainty as to the realization of certain deferred tax assets, including U.S. tax credits and net operating loss carryforwards in certain jurisdictions. The change during 2001 in the deferred tax valuation allowance primarily relates to uncertainties regarding the utilization of tax credits and net operating loss carryforwards. At December 31, 2001, there were $31.0 of tax credit carryforwards with expiration periods through 2006 and net operating loss carryforwards with a tax effect of $43.2 with various expiration periods. The Company has concluded that, based upon expected future results, it is more likely than not that the net deferred tax asset balance will be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

A reconciliation of the effective income tax rate as shown in the consolidated statement of income to the federal statutory rate is as follows:
	Year Ended December 31,
	2001 (Restated)	2000 (Restated)	1999 (Restated)

Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.9	3.6	2.9
Impact of foreign operations, including withholding taxes	2.5	(0.3)	1.5
Goodwill and intangible asset amortization	6.1	3.5	3.7
Effect of pooled companies	--	1.8	2.3
Effect of non-recurring items:
Goodwill impairment	11.9	--	--
Restructuring and other merger related costs	4.8	1.1	(0.4)
Investment impairment	(0.2)	--	--
Other	(2.7)	(1.8)	(1.7)
Effective tax rate	(9.7)%	42.9%	43.3%

As described in Note 3, prior to its acquisition by the Company, Deutsch had elected to be treated as an "S" Corporation and accordingly, its income tax expense was lower than it would have been had Deutsch been treated as a "C" Corporation. Deutsch became a "C" Corporation upon its acquisition by the Company. Assuming Deutsch had been a "C" Corporation since 1999, the Company's effective tax rate would have been 44.2% and 44.2% for 2000 and 1999, respectively.

The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $847.7 at December 31, 2001. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes on that portion of undistributed earnings which is available for dividends are not practicably determinable.

Note 8: Short-Term Borrowings

The Company and its subsidiaries have lines of credit with various banks that permit borrowings at variable interest rates. At December 31, 2001 and 2000, borrowings in the United States under these facilities totaled $87.2 and $117.8, respectively. Borrowings by subsidiaries outside the United States at December 31, 2001 and 2000 totaled $231.3 and $365.9, respectively. These international borrowings principally consist of drawings against uncommitted bank facilities. These credit lines are primarily provided by key relationship banks, which also participate in our committed facilities. Where required, the Company has guaranteed the repayment of these borrowings. Short-term unused lines of credit by the Company and its subsidiaries at December 31, 2001 and 2000 aggregated approximately $1,000 and $1,200, respectively. The weighted-average interest rates on outstanding balances at December 31, 2001 and 2000 were approximately 4.2% and 6.6%, respectively.

Floating Rate Notes
On June 28, 2001, the Company issued and sold $100.0 of floating rate notes. The notes mature on June 28, 2002 and bear interest at a variable rate based on three month LIBOR. The Company intends to repay these notes at maturity from its available borrowing capacity.

Credit Agreements
On June 26, 2001, the Company replaced its maturing $375.0, 364-day syndicated revolving multi-currency credit agreement with a substantially similar $500.0 facility. The facility bears interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. As of December 31, 2001, there were no outstanding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

balances under this facility. Prior to June 25, 2002, the Company may, at its option, borrow the full amount of the facility for a one-year term.

Note 9: Long-Term Debt

Long-term debt at December 31 consisted of the following:
	2001	2000
Convertible Subordinated Notes - 1.80%	$ 228.5	$ 221.2
Convertible Subordinated Notes - 1.87%	320.0	311.9
Zero-Coupon Convertible Notes	575.3	--
Senior Unsecured Note - 7.875%	500.0	500.0
Senior Unsecured Note - 7.25%	500.0	--
Syndicated Multi-Currency Credit Agreement - 3.05% (7.0% in 2000)	144.1	160.0
Term Loans - 6.05% to 8.01% (5.03% to 7.91% in 2000)	203.9	307.7
Germany Mortgage Note Payable - 7.6%	22.7	24.5
Other Mortgage Notes Payable and Long-Term Loans - 2.30% to 17.27%	20.7	72.0
	2,515.2	1,597.3
Less: Current Portion	34.6	65.5
Long-Term Debt	$2,480.6	$1,531.8

Zero-Coupon Convertible Notes
In December 2001, the Company completed the issuance and sale of approximately $702 of aggregate principal amount of Zero-Coupon Convertible Senior Notes ("Zero-Coupon Notes") due 2021. The Company used the net proceeds of $563.5 from this offering to repay indebtedness under the Company's credit facilities. The Zero-Coupon Notes are unsecured, zero-coupon, senior securities that may be converted into common shares if the price of the Company's common stock reaches a specified threshold, at a conversion rate of 22.8147 shares per one thousand dollars principal amount at maturity, subject to adjustment. This threshold will initially be 120% of the accreted value of a Zero-Coupon Note, divided by the conversion rate and will decline 1/2% each year until it reaches 110% at maturity in 2021. A Zero-Coupon Note's accreted value is the sum of its issue price plus its accrued original issue discount.

The Zero-Coupon Notes may also be converted, regardless of the sale price of the Company's common stock, at any time after: (i) the credit rating assigned to the Zero-Coupon Notes by any two of Moody's Investors Service, Inc., Standard & Poor's Ratings Group and Fitch IBCA Duff & Phelps are Bal, BB+ and BB+, respectively, or lower, or the Zero-Coupon Notes are no longer rated by at least two of these ratings services, (ii) the Company calls the Zero-Coupon Notes for redemption, (iii) the Company makes specified distributions to shareholders or (iv) the Company becomes a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities).

The Company, at the investor's option, may be required to redeem the Zero-Coupon Notes for cash on December 14, 2003. The Company may also be required to redeem the Zero-Coupon Notes at the investor's option, on December 14, 2004, 2005, 2006, 2011 or 2016 for cash or common stock or a combination of both, at the Company's election. Additionally, the Company has the option of redeeming the Zero-Coupon Notes after December 14, 2006 for cash.

The yield to maturity of the Zero-Coupon Notes at the date of issuance was 1%. Unless the Company is required to pay the contingent interest described in the following sentence or the U.S. tax laws change in certain ways, no cash interest will be paid at any time. After December 14, 2006, if the Company's stock price reaches specified thresholds, the Company would be obligated to pay semi-annual contingent cash interest which would approximate the dividends paid to common stockholders during the prior six-month period (subject to a floor rate). Further, in the event that the notes are not registered for public sale by May 13, 2002, additional amounts of up to 0.5% per annum would be payable until the registration is declared effective by the SEC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Senior Unsecured Notes - 7.25%
On August 22, 2001, the Company completed the issuance and sale of $500.0 principal amount of senior unsecured notes due 2011. The notes bear interest at a rate of 7.25% per annum. The Company used the net proceeds of approximately $493 from the sale of the notes to repay outstanding indebtedness under its credit facilities.

Senior Unsecured Notes - 7.875%
On October 20, 2000, the Company completed the issuance and sale of $500.0 principal amount of senior unsecured notes due 2005. The notes bear an interest rate of 7.875% per annum. The Company used the net proceeds of approximately $496 from the sale of the notes to repay outstanding indebtedness under its credit facilities.

During 2001, the Company entered into interest rate swap agreements to convert the fixed interest rate on the 7.875% notes to a variable rate based on 6 month LIBOR. At December 31, 2001, the Company had outstanding interest rate swap agreements covering $400.0 of the $500.0, 7.875% notes due October 2005. The swaps have the same term as the 7.875% notes and, for 2001, had the effect of reducing the effective interest rate on the notes to 6.972%.

Credit Agreements

In July 2001, the Company entered into a credit agreement with a group of lenders. The credit agreement provided for revolving borrowings of up to $750.0. No borrowings were drawn under this facility and the facility terminated upon the issuance and sale of the $500.0 Senior Notes on August 22, 2001.

In June 2000, the Company entered into a five-year syndicated revolving multi-currency credit agreement with a group of lenders. The credit agreement provides for borrowings of up to $375.0 which bear interest at variable rate based on LIBOR or a bank's base rate, at the Company's option. At December 31, 2001, there was approximately $144.1 borrowed under this facility.

Convertible Subordinated Notes - 1.87%
On June 1, 1999, the Company issued $361.0 face amount of Convertible Subordinated Notes due 2006 with a cash coupon rate of 1.87% and a yield to maturity of 4.75%. The 2006 notes were issued at an original price of 83% of the face amount, generating proceeds of approximately $300. The notes are convertible into 6.4 million shares of the Company's common stock at a conversion rate of 17.616 shares per one thousand dollars face amount. From June 2002, the Company may redeem the notes for cash.

Convertible Subordinated Notes - 1.80%
On September 16, 1997, the Company issued $250.0 face amount of Convertible Subordinated Notes due 2004 with a coupon rate of 1.80% and a yield to maturity of 5.25%. The 2004 Notes were issued at an original price of 80% of the face amount, generating proceeds of approximately $200. The notes are convertible into 6.7 million shares of the Company's common stock at a conversion rate of 26.772 shares per one thousand dollars face amount. Since September 2000, the Company has had the option to redeem the notes for cash.

Other
The Company's bank-provided revolving credit agreements include financial covenants that set maximum levels of debt as a function of EBITDA and minimum levels of EBITDA as a function of interest expense (as defined in these agreements). The financial covenants contained in the Company's term loan agreements set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). At December 31, 2001, the Company was in compliance with all of its financial covenants, with the most restrictive being that of cash flow to borrowed funds, the ratio of which is required to exceed .25 to 1. During 2001, as a result of the significant non-recurring charges, the Company required and received amendments related to its financial covenants.

The Company has obtained waivers of certain provisions contained in its revolving credit agreements and term loan agreements relating to the restatement discussed in Note 17 to the Company's consolidated financial statements.

Long-term debt maturing over the next five years and thereafter is as follows: 2002-$34.6, 2003-$52.6, 2004-$266.3, 2005-$507.6, 2006-$461.6 and $1,192.5 thereafter.

See Note 14 for discussion of fair market value of the Company's long-term debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Note 10: Incentive Plans

The 1997 Performance Incentive Plan ("1997 PIP Plan") was approved by the Company's stockholders in May 1997 and includes both stock and cash based incentive awards. The maximum number of shares of the Company's common stock which may be granted in any year under the 1997 PIP Plan is equal to 1.85% of the total number of shares of the Company's common stock outstanding on the first day of the year adjusted for additional shares as defined in the 1997 PIP Plan document (excluding management incentive compensation performance awards). The 1997 PIP Plan also limits the number of shares available with respect to awards made to any one participant as well as limiting the number of shares available under certain awards. Awards made prior to the 1997 PIP Plan remain subject to the respective terms and conditions of the predecessor plans. Except as otherwise noted, awards under the 1997 PIP Plan have terms similar to awards made under the respective predecessor plans.

Stock Options
Stock options are generally granted at the fair market value of the Company's common stock on the date of grant and are exercisable as determined by the Compensation Committee of the Board of Directors (the "Committee"). Generally, options become exercisable between two and five years after the date of grant and expire ten years from the grant date.

Following is a summary of stock option transactions during the three-year period ended December 31:
	2001		2000		1999
		Weighted Average Exercise Price		Weighted		Weighted Average Exercise Price
				Average
	Shares		Shares	Exercise	Shares
	(000s)		(000s)	Price	(000s)
Shares under option,
beginning of year	34,939	$25	34,665	$22	37,401	$18
Options granted	10,048	$36	6,381	$38	6,774	$33
Options exercised	(5,228)	$15	(3,657)	$15	(6,485)	$12
Options cancelled	(1,445)	$33	(2,450)	$28	(3,025)	$23

Shares under option, end of year	38,314	$29	34,939	$25	34,665	$22

Options exercisable at year-end	20,166	$22	12,008	$15	11,647	$14

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

		Weighted-		Number of
	Number of	Average	Weighted-	Shares (000s)	Weighted-
	Shares (000s)	Remaining	Average	Exercisable	Average
Range of	Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices	at 12/31/01	Life	Price	12/31/01	Price

$ 3.31 to $9.99	1,302	1.56	$ 7.10	1,302	$ 7.10

$10.00 to $14.99	2,110	2.93	$11.22	2,100	$11.22

$15.00 to $24.99	10,583	5.55	$18.95	10,032	$18.87

$25.00 to $60.00	24,319	8.17	$36.46	6,732	$33.24

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan ("ESPP"), employees may purchase common stock of the Company through payroll deductions not exceeding 10% of their compensation. The price an employee pays for a share of stock is 85% of the market price on the last business day of the month. The Company issued approximately eight hundred thousand shares in 2001, six hundred thousand shares in 2000 and five hundred thousand shares in 1999, under the ESPP. An additional 14.1 million shares were reserved for issuance at December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

SFAS 123 Disclosures
The Company applies the disclosure principles of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". As permitted by the provisions of SFAS 123, the Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based employee compensation plans.

If compensation cost for the Company's stock option plans and its ESPP had been determined based on the fair value at the grant dates as defined by SFAS 123, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:
		2001	2000	1999
		(Restated)	(Restated)	(Restated)

Net income (loss)	As reported	$(527.4)	$397.1	$340.2

	Pro forma	$(596.2)	$359.7	$306.1

Earnings (loss) per share

Basic	As reported	$ (1.43)	$ 1.10	$ 0.97

	Pro forma	$ (1.62)	$ 1.00	$ 0.87

Diluted	As reported	$ (1.43)	$ 1.07	$ 0.94

	Pro forma	$ (1.62)	$ 0.97	$ 0.84

For purposes of this pro forma information, the fair value of shares issued under the ESPP was based on the 15% discount received by employees. The weighted-average fair value (discount) on the date of purchase for stock purchased under this plan was $4.50, $6.17 and $5.28 in 2001, 2000 and 1999, respectively.

The weighted-average fair value of options granted during 2001, 2000 and 1999 was $12.55, $14.86 and $12.94, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
	2001	2000	1999

Expected option lives	6 years	6 years	6 years

Risk free interest rate	4.89%	6.15%	5.72%

Expected volatility	30.35%	25.86%	19.73%

Dividend yield	1.19%	.89%	.81%

As required by SFAS 123, this pro forma information is based on stock awards beginning in 1995, and accordingly, the pro forma information for 1999 is not likely to be representative of the pro forma effects in future years because options generally vest over five years.

Restricted Stock
Restricted stock issuances are subject to certain restrictions and vesting requirements as determined by the Compensation Committee of the Board of Directors. The vesting period is generally five to seven years. No monetary consideration is paid by a recipient for a restricted stock award and the grant date fair value of these shares is amortized over the restriction periods. At December 31, 2001, there was a total of 6.3 million shares of restricted stock outstanding. During 2001, 2000 and 1999, the Company awarded 1.5 million shares, 2.4 million shares and 1.2 million shares of restricted stock with a weighted-average grant date fair value of $32.09, $42.13 and $35.84, respectively. The cost recorded for restricted stock awards in 2001, 2000 and 1999 was $48.4, $40.3 and $27.7, respectively.

Performance Units
Performance units have been awarded to certain key employees of the Company and its subsidiaries. The ultimate value of these performance units is contingent upon the annual growth in profits (as defined) of the Company, its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

operating components or both, over the performance periods. The awards are generally paid in cash. The projected value of these units is accrued by the Company and charged to expense over the performance period. The Company expensed approximately $45, $40 and $42 in 2001, 2000 and 1999, respectively.

Note 11: Retirement Plans

Defined Benefit Pension Plans
Through March 31, 1998 the Company and certain of its domestic subsidiaries had a defined benefit plan ("Domestic Plan") which covered substantially all regular domestic employees. Effective April 1, 1998, this Plan was curtailed and participants with five or less years of service became fully vested in the Domestic Plan. Participants with five or more years of service as of March 31, 1998 retain their vested balances and participate in a new benefit plan.

Under the new plan, each participant's account is credited with an annual allocation, which approximates the projected discounted pension benefit accrual (normally made under the Domestic Plan) plus interest, while they continue to work for the Company. Participants in active service are eligible to receive up to ten years of allocations coinciding with the number of years of plan participation with the Company after March 31, 1998.

Net periodic pension costs (income) for the Domestic Plan for 2001, 2000 and 1999 were $1.6, ($.9) and $1.3, respectively.

Additionally, NFO maintains a defined benefit plan ("NFO Plan") covering approximately one half of NFO's U.S. employees. The periodic pension costs for this plan for 2001, 2000 and 1999 were $0.6, $0.5 and $0.8, respectively.

The Company's stockholders' equity balance includes a minimum pension liability of $24.0, $18.6 and $18.6 at December 31, 2001, 2000 and 1999, respectively.

The Company also has several foreign pension plans in which benefits are based primarily on years of service and employee compensation. It is the Company's policy to fund these plans in accordance with local laws and income tax regulations.

Net periodic pension costs for foreign pension plans for 2001, 2000 and 1999 included the following components:
	2001	2000	1999

Service cost	$ 10.4	$ 9.5	$ 9.6

Interest cost	11.7	11.6	11.8

Expected return on plan assets	(10.7)	(12.0)	(9.4)

Amortization of unrecognized transition obligation	1.3	.5	.4

Amortization of prior service cost	.6	.7	.8

Recognized actuarial loss (gain)	(.6)	(.3)	.5

Net periodic pension cost	$ 12.7	$ 10.0	$ 13.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The following table sets forth the change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the pension plans in the Company's consolidated balance sheet at December 31, 2001 and 2000:
	Domestic		Foreign
	Pension Plans		Pension Plans
	2001	2000	2001	2000

Change in benefit obligation
Beginning obligation	$ 153.8	$ 151.9	$ 231.7	$ 226.5
Service cost	.7	.7	10.4	9.5
Interest cost	10.4	10.5	11.7	11.6
Benefits paid	(13.9)	(14.7)	(16.6)	(10.9)
Participant contributions	--	--	2.3	1.6
Actuarial (gains) losses	(3.6)	5.4	(15.7)	8.0
Currency effect	--	--	(15.1)	(14.9)
Other	.1	--	.2	.3
Ending obligation	147.5	153.8	208.9	231.7

Change in plan assets
Beginning fair value	132.5	135.5	183.8	192.7
Actual return on plan assets	(6.2)	2.5	(18.0)	(2.3)
Employer contributions	.4	9.2	7.8	8.3
Participant contributions	--	--	2.3	1.6
Benefits paid	(13.9)	(14.7)	(16.6)	(10.9)
Currency effect	--	--	(14.7)	(5.8)
Other	--	--	4.1	.2
Ending fair value	112.8	132.5	148.7	183.8
Funded status of the plans	(34.7)	(21.3)	(60.2)	(47.9)
Unrecognized net actuarial loss	45.0	33.5	14.3	5.4
Unrecognized prior service cost	.1	--	.8	1.3
Unrecognized transition cost	--	--	1.9	2.7
Net asset (liability) recognized	$ 10.4	$ 12.2	$ (43.2)	$ (38.5)

At December 31, 2001 and 2000, the assets of the Domestic Plans and the foreign pension plans were primarily invested in fixed income and equity securities.

For the Domestic Plans, discount rates of 7.25% in 2001, 7.5% in 2000 and 7.75% in 1999 and salary increase assumptions of 3.5% in 2001 and 4.5% in 2000 and 1999 (for the NFO Plan) were used in determining the actuarial present value of the projected benefit obligation. The expected return of Domestic Plans assets was 9% to 9.5% in 2001, 2000 and 1999. For the foreign pension plans, discount rates ranging from 3% to 10% in 2001, 3.8% to 10% in 2000 and 3.75% to 14% in 1999 and salary increase assumptions ranging from 1% to 10% in 2001, 2.5% to 10% in 2000 and 3% to 10% in 1999 were used in determining the actuarial present value of the projected benefit obligation. The expected rates of return on the assets of the foreign pension plans ranged from 2% to 10% in 2001 and 2000 and 2% to 14% in 1999.

As of December 31, 2001, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Domestic Plans with accumulated benefit obligation in excess of plan assets were approximately $147, $146 and $113, respectively, and as of December 31, 2000, approximately $145, $145 and $124, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the foreign pension

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

plans with accumulated benefit obligations in excess of plan assets were approximately $69, $66 and $3, respectively, as of December 31, 2001 and approximately $77, $72 and $5, respectively, as of December 31, 2000.

Other Benefit Arrangements
The Company sponsors other defined contribution plans ("Savings Plans") and certain domestic subsidiaries maintain a profit sharing plan that cover substantially all domestic employees of the Company and participating subsidiaries. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis. The Savings Plans allow participants to choose among several investment alternatives. The Company matches a portion of participants' contributions based upon the number of years of service. The Company match is made in cash and ranges between 2-4% of salary. The Company contributed $36.7, $34.2 and $27.4 to the Savings Plans and Profit Sharing Plan in 2001, 2000 and 1999, respectively.

The Company has deferred compensation plans which permit certain of its key officers and employees to defer a portion of their salary and incentive compensation and receive corresponding company matching and discretionary profit sharing contributions. The Company has purchased whole life insurance policies on participants' lives to assist in the funding of the deferred compensation liability. As of December 31, 2001 and 2000, the cash surrender value of these policies was approximately $105 and $73, respectively. Additionally, certain investments are maintained in a separate trust for the purpose of paying the deferred compensation liability. The assets are held on the balance sheet of the Company but are restricted to the purpose of paying the deferred compensation liability. As of December 31, 2001 and 2000, the value of such restricted assets was approximately $91 and $71, respectively.

Postretirement Benefit Plans
The Company and its subsidiaries provide certain postretirement health care benefits for employees who were in the employ of the Company as of January 1, 1988 and life insurance benefits for employees who were in the employ of the Company as of December 1, 1961. The plans cover certain domestic employees and certain key employees in foreign countries. The Company's plan covering postretirement medical benefits is self-insured with no maximum limit of coverage. However, the Company carries insurance to cover medical benefits of between $350 thousand and one million dollars per person per year for retirees pre-65 years of age, for whom the Company is the primary insurer.

The Company accrues the expected cost of postretirement benefits other than pensions over the period in which the active employees become eligible for such postretirement benefits. The net periodic expense for these postretirement benefits for 2001, 2000 and 1999 was $3.7, $3.0 and $3.0, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The following table sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized for the Company's postretirement benefit plans in the consolidated balance sheet at December 31, 2001 and 2000:
	2001	2000
Change in benefit obligation
Beginning obligation	$ 49.4	$ 45.8
Service cost	.9	.5
Interest cost	3.7	3.9
Participant contributions	.1	.1
Benefits paid	(4.6)	(3.9)
Plan amendments	--	(.6)
Actuarial loss	3.1	3.6
Ending obligation	52.6	49.4

Change in plan assets
Beginning fair value	--	--
Actual return on plan assets	--	--
Employer contributions	4.5	3.8
Participant contributions	.1	.1
Benefits paid	(4.6)	(3.9)

Ending fair value	--	--
Funded status of the plans	(52.6)	(49.4)
Unrecognized net actuarial gain	(2.9)	(6.2)
Unrecognized prior service cost	(.5)	(1.5)
Unrecognized net transaction obligation (assets)	1.6	1.9

Net liability recognized	$(54.4)	$(55.2)

Discount rates of 7.25% in 2001, 7.5% to 7.8% in 2000 and 6.8% to 7.75% in 1999 and salary increase assumptions of 3.5% to 6% in 2001, 5% to 6% in 2000 and 4% to 6% in 1999 were used in determining the accumulated postretirement benefit obligation. A 6.1% to 12% and a 5% to 7.5% increase in the cost of covered health care benefits were assumed for 2001 and 2000, respectively. These rates are assumed to decrease incrementally to approximately 5% to 11% in the years 2002 to 2006 and remain at that level thereafter. A 1% increase in the health care cost trend rate would increase the obligation by approximately $3 and the periodic expense by $0.3. A 1% decrease would decrease the obligation and expense by similar amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Note 12: Comprehensive Income

Accumulated other comprehensive income (loss) amounts are reflected in the consolidated financial statements as follows:
	2001 (Restated)	2000 (Restated)	1999 (Restated)

Net income (loss)	$(527.4)	$397.1	$ 340.2

Foreign currency translation adjustment	(87.3)	(89.3)	(99.9)

Adjustment for minimum pension liability:
Adjustment for minimum pension liability	(9.3)	--	18.6
Tax benefit	3.9	--	--
Adjustment for minimum pension liability	(5.4)	--	18.6

Unrealized holding gain (loss) on securities:
Unrealized holding gains	0.5	9.1	309.8
Tax expense	(0.2)	(3.8)	(130.1)

Unrealized holding losses	--	(381.9)	(8.4)
Tax benefit	--	160.4	3.5

Reclassification of unrealized loss to net earnings	94.8	--	--
Tax benefit	(39.8)	--	--

Reclassification of unrealized gains to net earnings	(0.3)	(13.8)	(34.7)
Tax expense	0.1	5.8	14.7
Unrealized holding gain (loss) on securities	55.1	(224.2)	154.8

Comprehensive income (loss)	$(565.0)	$ 83.6	$413.7

As of December 31, accumulated other comprehensive loss as reflected in the Consolidated Balance Sheet is as follows:
	2001	2000	1999
Foreign currency translation adjustment	$(424.4)	$(337.1)	$(247.8)
Adjustment for minimum pension liability	(24.0)	(18.6)	(18.6)
Unrealized holding gain (loss) on securities	0.6	(54.5)	169.7
Accumulated other comprehensive loss	$(447.8)	$(410.2)	$ (96.7)

Note 13: Derivative and Hedging Instruments

The Company enters into interest rate swap agreements, forward foreign currency contracts and maintains certain debt balances in currencies other than the Company's functional currency.

Interest Rate Swaps
At December 31, 2001, the Company had outstanding interest rate swap agreements covering $400.0 of the $500.0, 7.875% notes due October 2005. The swaps have the same term as the debt and effectively convert the fixed rate on the debt to a variable rate based on 6 month LIBOR. The swaps are accounted for as hedges of the fair value of the related debt and are recorded as an asset or liability as appropriate. As of December 31, 2001, the fair value of the hedges was an asset of approximately $10. The net effect of the hedges is that interest expense on the $400.0 of debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

being hedged is recorded at variable rates, which for 2001 resulted in the effective interest rate on the $500.0, 7.875% notes being reduced to 6.972%. The fair value is estimated based on quotes from the market makers of these instruments and represents the estimated amounts that the Company would expect to receive if these agreements were terminated. These instruments were executed with institutions the Company believes to be credit-worthy.

Hedges of Net Investment
The Company has significant foreign operations and conducts business in various foreign currencies. In order to hedge the value of its investment in Europe, the Company has designated approximately 125 million Euro of borrowings under its $375.0 syndicated revolving multi-currency credit facility as a hedge of this net investment. Changes in the spot rate of the debt instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustment component of stockholders' equity. The amount deferred in 2001 was approximately $5.

Forward Contracts
Short-term
The Company has entered into foreign currency transactions in which foreign currencies (principally the Euro, Pounds Sterling and the Japanese Yen) are bought or sold forward. The contracts were entered into to meet currency requirements arising from specific transactions. The changes in value of these forward contracts were reflected in the Company's consolidated statement of operations. As of December 31, 2001 the Company had contracts covering approximately $50 of notional amount of currency. Substantially all of these contracts expire by the end of February 2002. As of December 31, 2001, the fair value of the forwards was a loss of $0.2.

Long-term
In September 2000, the Company acquired a 35.5% interest in Springer & Jacoby, a German-based advertising group, for total consideration of $25.9. The consideration consisted of an initial cash payment of $16.9 and a put option valued at $9.0. Pursuant to the purchase agreement, two shareholders of Springer & Jacoby have the right to sell all of their shares (put option) to the Company in January 2003 at a fixed price of 27.1 million Euros. The additional shares to be purchased in January 2003 pursuant to the put option represent 15.5% of the outstanding shares of Springer & Jacoby. The Company has recorded the fair value of this put option as an $8.3 liability at December 31, 2001. The Company has entered into forward contracts to purchase 27.1 million Euros in January 2003. The fair value of the forward contracts was recorded as an asset of $1.0 at December 31, 2001. Changes in the fair value of the put option liability and the forward contracts are reflected as a component of the Company's consolidated statement of operations.

Other
Under the terms of the offering of Zero-Coupon Convertible Notes in December 2001 (see Note 9), two embedded derivative instruments were created. The derivatives are related to: a) the value of the contingent interest feature (whereby cash interest may become payable in certain circumstances) and b) the value of the feature that the debt become convertible upon a reduction in the credit rating of the Notes. The Company obtained valuations of the two derivatives at the time of initial issuance of the Notes and determined that the fair value of the two derivatives was negligible. At December 31, 2001, the fair value of the two derivatives was negligible.

Note 14: Financial Instruments

Financial assets, which include cash and cash equivalents, short-term marketable securities and receivables, have carrying values which approximate fair value. Marketable securities are deemed to be available-for-sale as defined by SFAS 115 and accordingly are reported at fair value, with net unrealized gains and losses reported as a component of the comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The following table summarizes net unrealized holding gains and losses on marketable securities before taxes at December 31:
	2001	2000	1999
Cost	$68.2	$217.1	$172.3
Unrealized:
- Gains	1.4	1.3	304.3
- Losses	--	(94.9)	(12.2)
Net unrealized gains (losses)	1.4	(93.6)	292.1
Fair market value	$69.6	$123.5	$464.4

Unrealized holding gains (losses), net of tax, were $0.6, $(54.5) and $169.7 at December 31, 2001, 2000 and 1999, respectively.

Financial liabilities with carrying values approximating fair value include accounts payable and accrued expenses, as well as short-term bank borrowings.

As of December 31, the fair value of the Company's significant long-term borrowings was as follows:
	2001		2000
	Book Value	Fair Value	Book Value	Fair Value
Convertible Subordinated Notes - 1.87%	$320.0	$284.7	$311.9	$339.0
Convertible Subordinated Notes - 1.80%	$228.5	$235.9	$221.2	$293.0
Senior Unsecured Note - 7.875%	$500.0	$513.4	$500.0	$509.0
Senior Unsecured Note - 7.25%	$500.0	$476.7	$ --	$ --
Zero-Coupon Convertible Notes	$575.3	$593.1	$ --	$ --

Effective February 10, 1999, a majority-owned subsidiary of the Company, Modem Media, Poppe Tyson, Inc. (now known as Modem Media, Inc.), completed an initial public offering (IPO) of its common stock. The number of shares issued was 3.0 million, at a price of $16 per share, with net proceeds totaling $42.0. As a result of the IPO, the Company owned approximately 48% of Modem Media, down from its 70% ownership, but controlled approximately 80% of the related stockholder votes due to the super-majority voting right on its Class B shares. Modem Media used the proceeds from the IPO for working capital, capital expenditures and acquisitions. As a result of this transaction, the Company recorded a $2.6 gain, net of $2.0 of deferred income taxes, as a credit to stockholders' equity.

In April 2000, the Company converted all of its shares of Modem Media Class B common stock into Class A common stock pursuant to a Stockholders' Agreement with Modem Media. As a result, the Company's voting power was reduced from approximately 80% to approximately 46%. Accordingly, effective with the second quarter of 2000, Modem Media is no longer consolidated in the Company's financial statements and is accounted for on the equity method.

Note 15: Geographic Areas

Following the acquisition of True North in June 2001, the Company was reorganized into four global operating groups. The Company's global groups are: a) McCann-Erickson WorldGroup ("McCann"), b) the FCB Group ("FCB"), c) The Partnership and d) Advanced Marketing Services ("AMS"). Each of the four groups has its own management structure and reports to senior management of the Company on the basis of the four groups. McCann, FCB and The Partnership provide a full complement of global marketing services including advertising and media management, marketing communications including direct marketing, public relations, sales promotion, event marketing, on-line marketing and healthcare marketing in addition to specialized marketing services. AMS provides

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

marketing communication services, primarily public relations, and also includes NFO WorldGroup (for marketing intelligence services) and Jack Morton Worldwide (for specialized marketing services including corporate events, meetings and training/learning).

Each of McCann, FCB, The Partnership and AMS operates with the same business objective which is to provide clients with a wide variety of services that contribute to the delivery of a message and to the maintenance or creation of a brand. The service offerings included in AMS are affiliated with the three other operating groups and provide services to clients on a seamless and integrated basis. Given the similarity of the operations, the Company has aggregated the results of the four groups. The four groups have similar economic characteristics and, specifically, are similar in: a) the nature of the services they provide, b) the manner in which the services are delivered and c) the type of clients served.

Long-lived assets and revenue are presented below by major geographic area:
	2001 (Restated)	2000 (Restated)	1999 (Restated)
Long-Lived Assets:
United States	$2,772.5	$2,702.9	$2,189.5

International
United Kingdom	600.5	563.1	504.4
All Other Europe	782.0	850.3	742.8
Asia Pacific	155.0	310.8	297.0
Latin America	116.5	118.9	105.6
Other	118.0	133.9	87.1
Total International	1,772.0	1,977.0	1,736.9
Total Consolidated	$4,544.5	$4,679.9	$3,926.4

Revenue:
United States	$3,805.8	$4,244.2	$3,624.2
International
United Kingdom	676.1	604.9	596.0
All Other Europe	1,161.0	1,233.6	1,278.7
Asia Pacific	478.9	508.9	415.1
Latin America	327.1	333.7	280.0
Other	274.3	257.4	223.2
Total International	2,917.4	2,938.5	2,793.0
Total Consolidated	$6,723.2	$7,182.7	$6,417.2

Revenue is attributed to geographic areas based on where the services are performed. Property and equipment is allocated based upon physical location. Intangible assets, other assets and investments are allocated based on the location of the related operation.

The largest client of the Company contributed approximately 7% in 2001, 6% in 2000 and 6% in 1999 to revenue. The Company's second largest client contributed approximately 2% in 2001, 2% in 2000 and 3% in 1999 to revenue.

Note 16: Commitments and Contingencies

The Company and its subsidiaries lease certain facilities and equipment. Gross rental expense amounted to approximately $470.2 for 2001, $433.8 for 2000 and $393.6 for 1999, which was reduced by sublease income of $29.2 in 2001, $34.7 in 2000 and $33.5 in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Minimum rental commitments for the rental of office premises and equipment under noncancellable leases, some of which provide for rental adjustments due to increased property taxes and operating costs for 2002 and thereafter, are as follows:
Period	Amount
2002	$314.1
2003	$210.4
2004	$189.8
2005	$157.2
2006	$145.6
2007 and thereafter	$535.8

Certain of the Company's acquisition agreements provide for deferred payments by the Company, contingent upon future revenues or profits of the companies acquired. Such contingent amounts are approximately $550 (including cash and stock) assuming the full amount due under these acquisition agreements is paid, however, the Company does not expect to pay the full amount estimated.

The Company and certain of its subsidiaries are party to various tax examinations, some of which have resulted in assessments. The Company intends to vigorously defend any and all assessments and believes that additional taxes (if any) that may ultimately result from the settlement of such assessments or open examinations would not have a material adverse effect on the consolidated financial statements.

The Company is involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company believes that the outcome of such proceedings or claims will not have a material adverse effect on the Company.

Note 17: Restatement

During the second and third quarters of 2002, the Company identified total charges of $181.3 ($135.9, net of tax) that are related to prior periods. The total amount of charges has been recorded through a restatement of previously reported amounts in this Form 10-K/A. Of the total amount of charges, $18.2 related to 2002 and $163.1 related to the year ended December 31, 2001 and prior.

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

See Note 18 for a description of waivers that have been secured to ensure compliance with credit agreements and a discussion of certain liquidity matters.

The Company has been informed by the Securities and Exchange Commission staff that it is conducting an informal inquiry into the matters discussed above. The Company is cooperating fully with the inquiry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The table below presents a summary of the impact of restating the statement of operations for the periods January 1, 1999 through December 31, 2001 and the balance sheets as of December 31, 2001 and 2000.
CONSOLIDATED STATEMENT OF OPERATIONS

	As Previously Reported	As Restated
Twelve months ended December 31, 2001
- Operating loss	$(208.1)	$(237.5)
- Net loss	$(505.3)	$(527.4)
- Loss per share - Basic	$ (1.37)	$ (1.43)
- Loss per share - Diluted	$ (1.37)	$ (1.43)

Twelve months ended December 31, 2000
- Operating income	$ 849.1	$ 823.8
- Net income	$ 420.3	$ 397.1
- Earnings per share - Basic	$ 1.17	$ 1.10
- Earnings per share - Diluted	$ 1.14	$ 1.07

Twelve months ended December 31, 1999
- Operating income	$ 649.4	$ 626.8
- Net income	$ 359.4	$ 340.2
- Earnings per share - Basic	$ 1.02	$ 0.97
- Earnings per share - Diluted	$ 0.99	$ 0.94

CONSOLIDATED BALANCE SHEETS

December 31, 2001
CURRENT ASSETS:
Cash and cash equivalents	$ 935.2	$ 935.2
Accounts receivable	4,780.5	4,674.9
Other current assets	751.5	743.1
TOTAL CURRENT ASSETS	$ 6,467.2	$ 6,353.2

TOTAL ASSETS	$11,514.7	$11,390.5

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,841.7	$ 5,876.8
Loans payable	453.1	453.1
Accrued income taxes	103.1	65.2
Dividends payable	36.0	36.0
TOTAL CURRENT LIABILITIES	$ 6,433.9	$ 6,431.1

NON-CURRENT LIABILITIES	$ 3,101.5	$ 3,101.5

STOCKHOLDERS' EQUITY	$ 1,979.3	$ 1,857.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,514.7	$11,390.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
CONSOLIDATED BALANCE SHEETS

	As Previously Reported	As Restated
December 31, 2000
CURRENT ASSETS:
Cash and cash equivalents	$ 844.6	$ 844.6
Accounts receivable	5,735.7	5,644.7
Other current assets	715.7	714.5
TOTAL CURRENT ASSETS	$ 7,296.0	$ 7,203.8

TOTAL ASSETS	$12,362.0	$12,264.0

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 6,833.0	$ 6,864.4
Loans payable	549.3	549.3
Accrued income taxes	210.3	182.2
Dividends payable	29.4	29.4
TOTAL CURRENT LIABILITIES	$ 7,622.0	$ 7,625.3

NON-CURRENT LIABILITIES	$ 2,257.6	$ 2,257.6

STOCKHOLDERS' EQUITY	$ 2,482.4	$ 2,381.1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,362.0	$12,264.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Note 18: Subsequent Events (Unaudited)

Debt and Certain Liquidity Matters
As of September 30, 2002, the Company had two revolving credit facilities provided by a syndicate of banks (the "Revolving Credit Facilities") in an aggregate amount of $875.0, which are utilized to fund the Company's ordinary course business needs. The Revolving Credit Facilities bear interest rates at either a bank's base rate or LIBOR, at the Company's option. Furthermore, the interest rate on base rate loans is affected by the facilities' utilization levels, and the interest rate on LIBOR loans is affected by utilization levels and the Company's credit ratings. Based on the Company's current credit ratings of BBB and Baa3, as reported by Standard & Poor's and Moody's Investors Services, Inc., respectively, the current interest rate for base rate loans is 4.25% and the interest spread with respect to LIBOR loans is 1.25%. At September 30, 2002, approximately $103.5 was borrowed under these facilities, and as of November 15, 2002, approximately $48.7 was borrowed. The Revolving Credit Facilities include financial covenants that set maximum levels of debt as a function of EBITDA and minimum levels of EBITDA as a function of interest expense (as defined in these agreements). As of September 30, 2002, the Company was in compliance with both of the financial covenants in the Revolving Credit Facilities.

The Company's note purchase agreements with The Prudential Insurance Company of America (the "Prudential Agreements") also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). Due to the impact on the Company's net worth resulting from (a) lower operating profit in the current quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement described in Note 17 to the Company's Consolidated Financial Statements, as of September 30, 2002, the Company required and received waivers related to its financial covenants in the Prudential Agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

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

The Company intends to vigorously defend the actions discussed above. While the proceedings are in the early stages and contain an element of uncertainty, the Company has no reason to believe that the final resolution of the actions will have a material adverse effect on its financial condition.

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

	RESULTS BY QUARTER (UNAUDITED) (Amounts in Millions, Except Per Share Amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2001	2000	2001	2000	2001	2000	2001	2000
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$1,657.8	$1,585.1	$1,742.8	$1,821.6	$1,605.1	$1,734.2	$1,717.5	$2,041.8

Operating expenses	1,506.7	1,455.7	1,503.8	1,475.6	1,505.5	1,521.1	1,496.0	1,728.8
Restructuring and other
merger related costs	1.5	36.0	51.3	52.8	592.8	26.7	--	62.2
Goodwill impairment and other charges	--	--	221.4	--	81.7	--	--	--
Income (loss) from operations	149.6	93.4	(33.7)	293.2	(574.9)	186.4	221.5	250.8

Investment impairment	(160.1)	--	--	--	(48.2)	--	--	--
Interest expense	(37.5)	(24.3)	(41.4)	(26.2)	(46.9)	(36.5)	(38.8)	(39.3)
Interest income	12.5	14.5	10.1	9.2	6.5	11.6	12.7	22.2
Other income, net	8.6	3.2	3.3	21.0	(0.6)	6.3	2.4	12.4
Income (loss) before
provision for income taxes	(26.9)	86.8	(61.7)	297.2	(664.1)	167.8	197.8	246.1

Provision for (benefit of) income taxes	(2.1)	36.5	46.2	126.3	(185.9)	71.0	88.0	108.6
Income applicable to minority interests	(6.9)	(3.9)	(10.5)	(11.2)	(2.9)	(10.7)	(10.0)	(17.0)
Equity in net income (loss) of unconsolidated affiliates	1.3	1.9	2.1	1.9	--	0.4	0.6	(19.8)
Net equity interests	(5.6)	(2.2)	(8.4)	(9.3)	(2.9)	(10.3)	(9.4)	(36.9)

Net income (loss)	$ (30.4)	$ 48.3	$ (116.3)	$ 161.6	$ (481.1)	$ 86.5	$ 100.4	$ 100.7

Per share data:
Basic EPS	$ (.08)	$ .14	$ (.32)	$ .45	$ (1.30)	$ .24	$ .27	$ .28
Diluted EPS	$ (.08)	$ .13	$ (.32)	$ .44	$ (1.30)	$ .23	$ .27	$ .27
Cash dividends per
share - Interpublic	$ .095	$ .085	$ .095	$ .095	$ .095	$ .095	$ .095	$ .095

Weighted-average shares:
Basic	366.1	355.6	368.9	356.7	369.6	362.7	371.3	363.5
Diluted	366.1	368.0	368.9	380.9	369.6	373.1	377.2	373.3

Stock price:
High	$ 47.19	$ 55.56	$ 38.85	$ 48.25	$ 30.46	$ 44.63	$ 31.00	$ 43.75
Low	$ 32.50	$ 37.00	$ 27.79	$ 38.00	$ 19.30	$ 33.50	$ 19.50	$ 33.06

Report of Independent Accountant on
Financial Statement Schedule, Valuation and Qualifying Accounts

To the Board of Directors and Stockholders of
The Interpublic Group of Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 28, 2002, except for Note 17, which is as of December 6, 2002, appearing in Item 8 of Part II of this Annual Report on Form 10-K/A, also included an audit of the Financial Statement Schedule, Valuation and Qualifying Accounts, listed in Item 8 of this Form 10-K/A. In our opinion, based on our audits and the reports of other auditors, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) The following financial statements are filed as part of this Annual Report on Form 10-K/A under "Item 8. Financial Statements and Supplementary Data" in Part II of this report.

	1.	Financial Statements:

The Interpublic Group of Companies, Inc. and Subsidiaries Report of Independent Public Accountants

True North Communications Inc. and Subsidiaries Report of Independent Public Accountants

NFO Worldwide, Inc. and Subsidiaries Report of Independent Public Accountants

Deutsch, Inc. and Subsidiaries and Affiliates Report of Independent Public Accountants

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules:

Report of Independent Accountant on Financial Statement Schedule

Valuation and Qualifying Accounts (for the three years ended December 31, 2001)

All other schedules are omitted because they are not applicable.

	3.	Exhibits:

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

(a) Executive Severance Agreement dated as of October 31, 1997 between Registrant and Nicholas J. Camera.*

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

		(xiv)	True North Communications Inc. Deferred Compensation Plan. *

		(xv)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan.*

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

13

This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 2001 which are included therein under the following headings: Financial Analysis; Management's Discussion and Analysis of Financial Condition and Results of Operations; Report of Independent Accountants; Consolidated Statement of Operations; Consolidated Balance Sheet; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity and Comprehensive Income; Notes to Consolidated Financial Statements (the aforementioned Consolidated Financial Statements together with the Notes to Consolidated Financial Statements are referred to herein as the "Consolidated Financial Statements"); Selected Financial Data for Five Years; Results by Quarter (Unaudited); and Report of Management; Executive Officers and Stockholders Information.*

13.1	Transfer Agent & Registrar for Common Stock.**

21	Subsidiaries of the Registrant.*

21.1	Additional Subsidiaries of the Registrant***

23	Consent of Independent Accountants: PricewaterhouseCoopers LLP Consent of Independent Public Accountants: J.H. Cohn LLP

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.*

99	The Company filed the following reports on Form 8-K during the quarter ended December 31, 2001:

	(i)	Report dated December 11, 2001. Item 5 Other Events and Exhibit 99.1 Press Release.

	(ii)	Report dated, December 14, 2001. Item 5 Other Events and Exhibit 99.1 Press Release.

* Previously filed on The Interpublic Group of Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002

** Previously filed on Amendment No.1 to The Interpublic Group of Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed on May 3, 2002.

*** Previously filed on Amendment No.2 to The Interpublic Group of Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed on May 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

December 6, 2002	BY:	/s/ Nicholas J. Camera
Nicholas J. Camera
Senior Vice President
General Counsel and Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 6, 2002.

Name	Title	Date

/s/ John J. Dooner, Jr.	Chairman of the Board,
John J. Dooner, Jr.	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Sean F. Orr	Executive Vice President,
Sean F. Orr	Chief Financial Officer
(Principal Financial
Officer) and Director

/s/ Frank J. Borrelli	Director
Frank J. Borelli

/s/ Reginald K. Brack	Director
Reginald K. Brack

/s/ Jill M. Considine	Director
Jill M. Considine

*	Director
Richard A. Goldstein

/s/ H. John Greeniaus	Director
H. John Greeniaus

/s/ Michael I. Roth	Director
Michael I. Roth

/s/ J. Phillip Samper	Director
J. Phillip Samper

/s/ Richard P. Sneeder. Jr.	Vice President and
Richard P. Sneeder, Jr.	Controller (Principal
Accounting Officer)

By: Nicholas J. Camera
Nicholas J. Camera Attorney-in-Fact

-----------------------------
*Such signature has been affixed pursuant to a Power of Attorney previously filed as an exhibit to Interpublic's Annual Report on Form 10-K, filed on April 1, 2002, for the year ended December 31, 2001 and incorporated herein by reference.

CERTIFICATIONS

I, John J. Dooner, Jr. certify that:

1.  I have reviewed this annual report on Form 10-K/A of The Interpublic Group of Companies, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 6, 2002

/s/ John J. Dooner, Jr.
John J. Dooner, Jr.
Chief Executive Officer

I, Sean F. Orr, certify that:

1.  I have reviewed this annual report on Form 10-K/A of The Interpublic Group of Companies, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 6, 2002

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

		(vi)	Nicholas J. Camera

			(a)	Executive Severance Agreement dated as of October 31, 1997 between Registrant and Nicholas J. Camera.*

		(vii)	Albert Conte

			(a)	Employment Agreement dated as of February 21, 2000 between Registrant and Albert Conte.*

		(viii)	Thomas Dowling

			(a)	Executive Special Benefit Agreement dated as of February 1, 2000 between Registrant and Thomas Dowling.*

			(b)	Executive Special Benefit Agreement dated as of February 1, 2001 between Registrant and Thomas Dowling.*

		(ix)	C. Kent Kroeber

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

13

This Exhibit includes: (a) those portions of the Annual Report to Stockholders for the year ended December 31, 2001 which are included therein under the following headings: Financial Analysis; Management's Discussion and Analysis of Financial Condition and Results of Operations; Report of Independent Accountants; Consolidated Statement of Operations; Consolidated Balance Sheet; Consolidated Statement of Cash Flows; Consolidated Statement of Stockholders' Equity and Comprehensive Income; Notes to Consolidated Financial Statements (the aforementioned Consolidated Financial Statements together with the Notes to Consolidated Financial Statements are referred to herein as the "Consolidated Financial Statements"); Selected Financial Data for Five Years; Results by Quarter (Unaudited); and Report of Management; Executive Officers and Stockholders Information.*

13.1	Transfer Agent & Registrar for Common Stock**

21	Subsidiaries of the Registrant.*

21.1	Additional Subsidiaries of the Registrant.***

23	Consent of Independent Accountants: PricewaterhouseCoopers LLP Consent of Independent Public Accountants: J.H. Cohn LLP

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.*

99	The Company filed the following reports on Form 8-K during the quarter ended December 31, 2001:

	(i)	Report dated December 11, 2001. Item 5 Other Events and Exhibit 99.1 Press Release.

	(ii)	Report dated, December 14, 2001. Item 5 Other Events and Exhibit 99.1 Press Release.

* Previously filed on The Interpublic Group of Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2002

** Previously filed on Amendment No.1 to The Interpublic Group of Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed on May 3, 2002.

*** Previously filed on Amendment No.2 to The Interpublic Group of Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed on May 31, 2002.