Form 10-Q/A
period 2002-03-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2002-12-18
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]	AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1 -6686
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13 -1024020 (I.R.S. Employer Identification No.)

1271 Avenue of the Americas, New York, New York (Address of principal executive offices)	10020 (Zip Code)

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

EXPLANATORY NOTE
(Dollars in Millions)

The Interpublic Group of Companies, Inc. (the "Company") has restated its consolidated financial statements for periods from 1996 to June 2002. During the second and third quarters of 2002, the Company identified total charges of $181.3 ($135.9, net of tax) related to prior periods. Of the total amount of charges, $8.6 related to the first fiscal quarter ended March 31, 2002 and $4.1 related to the first fiscal quarter ended March 31, 2001. This Form 10-Q/A reflects the impact of the restatement on the consolidated financial statements for the fiscal quarter ended March 31, 2002 and 2001. Note 8 to these restated consolidated financial statements shows the impact of the restatement on the Company's consolidated statement of operations for the fiscal quarters ended March 31, 2002 and 2001.

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

This Form 10-Q/A amends the Form 10-Q filed by the Company on May 15, 2002, for the three months ended March 31, 2002. This amendment includes certain information required by Items 1 and 2 of Form 10-Q, including such restated consolidated financial statements (together with other information relating to such restated consolidated financial statements) and the Company's amended and restated management's discussion and analysis of financial condition and results of operations.

This Form 10-Q/A amends Items 1 and 2 of Part I of the Company's original Form 10-Q filing only, and except for such items and Exhibit 11, no other information included in the Company's original Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, is amended by this amendment.

For additional discussion of developments relating to periods subsequent to March 31, 2002, please see the Company's reports filed with the Securities and Exchange Commission with respect to such subsequent periods, including the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
I N D E X

PART I.    FINANCIAL INFORMATION
Item 1.	Financial Statements

Consolidated Statement of Operations
Three months ended March 31, 2002
and 2001 (unaudited)

Consolidated Balance Sheet
March 31, 2002 (unaudited) and
December 31, 2001

Consolidated Statement of Comprehensive Income
Three months ended March 31, 2002
and 2001 (unaudited)

Consolidated Statement of Cash Flows
Three months ended March 31, 2002
and 2001 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures
about Market Risk

PART II. OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

CERTFICATIONS

INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(Amounts in Millions, Except Per Share Amounts)
(unaudited)

	2002 (Restated)	2001 (Restated)

REVENUE	$1,420.0	$1,674.8

OPERATING EXPENSES:
Salaries and related expenses	867.9	1,003.6
Office and general expenses	419.1	478.2
Amortization of intangible assets	1.5	41.9
Restructuring and other merger related costs	--	1.5

Total operating expenses	1,288.5	1,525.2

OPERATING INCOME	131.5	149.6

OTHER INCOME (EXPENSE):
Interest expense	(35.3)	(37.5)
Interest income	6.9	12.5
Other income	0.3	8.6
Investment impairment	--	(160.1)
Total other income (expense)	(28.1)	(176.5)

Income (loss) before provision for income taxes	103.4	(26.9)

Provision for (benefit of) income taxes	39.0	(2.1)

Income (loss) of consolidated companies	64.4	(24.8)

Income applicable to minority interests	(3.6)	(6.9)
Equity in net income of unconsolidated affiliates	0.9	1.3

NET INCOME (LOSS)	$ 61.7	$ (30.4)

Earnings (loss) per share:
Basic	$ 0.17	$ (0.08)
Diluted	$ 0.16	$ (0.08)

Weighted average shares:
Basic	373.0	366.1
Diluted	379.8	366.1

Cash dividends per share	$ 0.095	$ 0.095

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

ASSETS

	March 31,
	2002	December 31,
	(Unaudited) (Restated)	2001 (Restated)
CURRENT ASSETS:
Cash and cash equivalents	$ 575.1	$ 935.2
Account receivables (net of allowance for doubtful accounts: 2002-$88.1; 2001-$90.7)	4,466.7	4,674.9
Expenditures billable to clients	391.8	325.5
Deferred taxes on income	48.0	80.0
Prepaid expenses and other current assets	332.3	337.6

Total current assets	5,813.9	6,353.2

FIXED ASSETS, AT COST:
Land and buildings	159.8	161.1
Furniture and equipment	1,097.2	1,083.2
Leasehold improvements	461.8	461.4
	1,718.8	1,705.7
Less: accumulated depreciation	(891.3)	(858.0)

Total fixed assets	827.5	847.7

OTHER ASSETS:
Investment in unconsolidated affiliates	162.5	159.6
Deferred taxes on income	484.7	492.8
Other assets and miscellaneous investments	430.1	430.8
Goodwill	3,084.3	3,004.2
Other intangible assets (net of accumulated
amortization: 2002-$25.5; 2001-$24.0)	107.9	102.2

Total other assets	4,269.5	4,189.6

TOTAL ASSETS	$10,910.9	$11,390.5

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,
	2002	December 31,
	(Unaudited) (Restated)	2001 (Restated)
CURRENT LIABILITIES:
Accounts payable	$ 4,211.0	$ 4,555.5
Accrued expenses	1,214.4	1,321.3
Loans payable	525.4	453.1
Accrued income taxes	19.4	65.2
Dividends payable	36.2	36.0

Total current liabilities	6,006.4	6,431.1

NON-CURRENT LIABILITIES:
Long-term debt	1,239.3	1,356.8
Convertible subordinated notes	552.5	548.5
Zero-coupon convertible senior notes	576.7	575.3
Deferred compensation	376.0	376.7
Accrued postretirement benefits	55.8	54.4
Other non-current liabilities	100.0	100.5
Minority interests in consolidated subsidiaries	90.0	89.3

Total non-current liabilities	2,990.3	3,101.5

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: none
Common stock, $0.10 par value,
shares authorized: 550.0,
shares issued: 2002 - 386.7; 2001 - 385.8	38.7	38.6
Additional paid-in capital	1,775.7	1,785.2
Retained earnings	911.5	886.1
Accumulated other comprehensive loss, net of tax	(465.6)	(447.8)
	2,260.3	2,262.1

Less:
Treasury stock, at cost: 2002 - 6.1 shares; 2001 - 7.3 shares	(239.1)	(290.2)
Unamortized deferred compensation	(107.0)	(114.0)

Total stockholders' equity	1,914.2	1,857.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,910.9	$11,390.5

The accompanying notes are an integral part of these financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31,
(Amounts in Millions)
(unaudited)

	2002	2001
	(Restated)	(Restated)
Net Income (Loss)	$ 61.7	$(30.4)

Foreign Currency Translation Adjustments	(18.5)	(87.4)

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains	0.9	--
Tax expense	(0.4)	--
Unrealized holding losses	--	(7.7)
Tax benefit	--	3.2

Reclassification of unrealized loss to net earnings	--	89.4
Tax benefit	--	(37.5)
Unrealized holding gains on securities	0.5	47.4

Comprehensive Income (Loss)	$ 43.7	$(70.4)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
(Amounts in Millions)
(unaudited)
	2002 (Restated)	2001 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 61.7	$ (30.4)
Adjustments to reconcile net income (loss) to
cash used in operating activities:
Depreciation and amortization of fixed assets	48.7	51.8
Amortization of intangible assets	1.5	41.9
Amortization of restricted stock awards and bond discounts	18.4	15.2
Provision for (benefit of) deferred income taxes	42.3	(60.3)
Undistributed equity earnings	(0.9)	(1.3)
Income applicable to minority interests	3.6	6.9
Investment impairment	--	160.1
Other	(0.1)	(4.9)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	160.3	411.2
Expenditures billable to clients	(68.5)	(53.7)
Prepaid expenses and other current assets	0.3	(54.2)
Accounts payable, accrued expenses and other current liabilities	(418.4)	(1,081.9)
Accrued income taxes	(44.9)	(31.1)
Other non-current assets and liabilities	1.5	17.9

Net cash used in operating activities	(194.5)	(612.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(65.3)	(66.5)
Capital expenditures	(34.8)	(60.7)
Proceeds from sales of businesses	0.2	11.3
Proceeds from sales of long-term investments	33.2	6.4
Purchases of long-term investments	(32.7)	(6.0)
Maturities of short-term marketable securities	11.2	10.8
Purchases of short-term marketable securities	(4.3)	(22.8)
Other investments and miscellaneous assets	(6.7)	(23.2)

Net cash used in investing activities	(99.2)	(150.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term bank borrowings	72.6	716.8
Proceeds from long-term debt	7.3	102.7
Payments of long-term debt	(124.0)	(170.8)
Treasury stock acquired	(2.2)	(62.3)
Issuance of common stock	26.0	36.9
Cash dividends - Interpublic	(36.0)	(29.4)
Cash dividends - pooled companies	--	(7.5)

Net cash provided by (used in) financing activities	(56.3)	586.4

Effect of exchange rates on cash and cash equivalents	(10.1)	(35.9)

Decrease in cash and cash equivalents	(360.1)	(213.0)
Cash and cash equivalents at beginning of year	935.2	844.6

Cash and cash equivalents at end of period	$ 575.1	$ 631.6

The accompanying notes are an integral part of these consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

1.

Basis of Presentation
In the opinion of management, the financial statements included herein contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company" or "Interpublic") December 31, 2001 Annual Report to Stockholders filed on Form 10-K/A. The operating results for the first three months of the year are not necessarily indicative of the results for the year or other interim periods.

As discussed in Note 8, the Company identified total charges of $181.3 that are related to prior periods. The total amount of charges has been recorded through a restatement of previously reported amounts.

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

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:

		2002 (Restated)	2001 (Restated)

	Reported net income (loss)	$61.7	$(30.4)
	Add back: goodwill amortization, net of tax	--	35.3
	Adjusted net income	$61.7	$ 4.9

	Basic earnings (loss) per share:
	Reported net income (loss)	$0.17	$(0.08)
	Add back: goodwill amortization, net of tax	--	0.10
	Adjusted net income	$0.17	$ 0.02

	Diluted earnings (loss) per share:
	Reported net income (loss)	$0.16	$(0.08)
	Add back: goodwill amortization, net of tax	--	0.10
	Adjusted net income	$0.16	$ 0.02

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

8.

Restatement
During the second and third quarters of 2002, the Company identified total charges of $181.3 ($135.9, net of tax) that are related to prior periods. The total amount of charges has been recorded through a restatement of previously reported amounts in this Form 10-Q/A. Of the total amount of charges, $8.6 related to the three months ended March 31, 2002 and $4.1 related to the three months ended March 31, 2001.

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

See Note 9 for a description of waivers that have been secured to ensure compliance with credit agreements and a discussion of certain liquidity matters.

The Company has been informed by the Securities and Exchange Commission staff that it is conducting an informal inquiry into the matters discussed above. The Company is cooperating fully with the inquiry.

The table below presents a summary of the impact of restating the financial statements for the three months ended March 31, 2002 and 2001, and balance sheets as of March 31, 2002 and December 31, 2001.

CONSOLIDATED STATEMENT OF OPERATIONS
		As Previously Reported	As Restated
Three months ended March 31, 2002
	- Operating income	$ 140.1	$131.5
	- Net income	$ 66.7	$ 61.7
	- Earnings per share - Basic	$ 0.18	$ 0.17
	- Earnings per share - Diluted	$ 0.18	$ 0.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

	As Previously Reported	As Restated
Three months ended March 31, 2001
- Operating income	$ 153.1	$149.6
- Net loss	$ (28.8)	$(30.4)
- Loss per share - Basic	$ (0.08)	$(0.08)
- Loss per share - Diluted	$ (0.08)	$(0.08)

CONSOLIDATED BALANCE SHEET

March 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$ 575.1	$ 575.1
Accounts receivable	4,576.0	4,466.7
Other current assets	784.1	772.1
TOTAL CURRENT ASSETS	$ 5,935.2	$ 5,813.9

TOTAL ASSETS	$11,043.1	$10,910.9

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,389.7	$ 5,425.4
Loans payable	525.4	525.4
Accrued income taxes	60.9	19.4
Dividends payable	36.2	36.2
TOTAL CURRENT LIABILITIES	$ 6,012.2	$ 6,006.4

NON-CURRENT LIABILITIES	$ 2,990.3	$ 2,990.3

STOCKHOLDERS' EQUITY	$ 2,040.6	$ 1,914.2

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,043.1	$10,910.9

December 31, 2001
CURRENT ASSETS:
Cash and cash equivalents	$ 935.2	$ 935.2
Accounts receivable	4,780.5	4,674.9
Other current assets	751.5	743.1
TOTAL CURRENT ASSETS	$ 6,467.2	$ 6,353.2

TOTAL ASSETS	$11,514.7	$11,390.5

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,841.7	$ 5,876.8
Loans payable	453.1	453.1
Accrued income taxes	103.1	65.2
Dividends payable	36.0	36.0
TOTAL CURRENT LIABILITIES	$ 6,433.9	$ 6,431.1

NON-CURRENT LIABILITIES	$ 3,101.5	$ 3,101.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

		As Previously Reported	As Restated
	STOCKHOLDERS' EQUITY:	$ 1,979.3	$ 1,857.9

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,514.7	$11,390.5

9.	Subsequent Events

Debt and Certain Liquidity Matters
As a result of the restatement described in Note 8 to these consolidated financial statements, the Company required and received waivers to ensure compliance with credit agreements. The following discussion is based on amounts as of September 30, 2002, the most recent date for which a consolidated balance sheet has been filed on Form 10-Q.

As of September 30, 2002, the Company had two revolving credit facilities provided by a syndicate of banks (the "Revolving Credit Facilities") in an aggregate amount of $875.0, which are utilized to fund the Company's ordinary course business needs. The Revolving Credit Facilities bear interest rates at either a bank's base rate or LIBOR, at the Company's option. Furthermore, the interest rate on base rate loans is affected by the facilities' utilization levels, and the interest rate on LIBOR loans is affected by utilization levels and the Company's credit ratings. Based on the Company's current (December 13, 2002) credit ratings of BBB- and Baa3, as reported by Standard & Poor's and Moody's Investors Services, Inc., respectively, the current interest rate that the Company is paying for base rate loans is 4.25% and the interest spread with respect to LIBOR loans is 1.25%. At September 30, 2002, approximately $103.5 was borrowed under these facilities, and as of December 13, 2002, approximately $48.7 was borrowed. The Revolving Credit Facilities include financial covenants that set maximum levels of debt as a function of EBITDA and minimum levels of EBITDA as a function of interest expense (as defined in these agreements). As of September 30, 2002, the Company was in compliance with both of the financial covenants in the Revolving Credit Facilities.

The Company's note purchase agreements with The Prudential Insurance Company of America (the "Prudential Agreements") also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). Due to the impact on the Company's net worth resulting from (a) lower operating profit in the third quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement described in Note 8 to the Company's Consolidated Financial Statements, as of September 30, 2002, the Company required and received waivers related to its financial covenants in the Prudential Agreements.

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

Legal Matters
Federal Securities Class Actions
Thirteen federal securities purported class actions were filed against The Interpublic Group of Companies, Inc. (referred to hereinafter as "Interpublic" the "Company" or the "Registrant") and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to August 2002. These lawsuits allege that Interpublic and certain of its present and former directors and officers made a series of false and misleading statements to its shareholders between October 1997 and August 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The suits allege that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. No amount of damages is specified in the complaints. These actions, filed in the United States District Court for the Southern District of New York, were consolidated and lead counsel was appointed for all plaintiffs at a hearing on November 8, 2002. A consolidated complaint is due on December 20, 2002. A response to the complaint is due on January 31, 2003.

State Securities Class Actions
Two state securities purported class actions were filed against the Company and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's November 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who acquired Interpublic stock on or about June 25, 2001 in connection with Interpublic's acquisition of True North Communications, Inc. ("True North"). These lawsuits allege that Interpublic and certain of its present and former directors and officers made a series of false and misleading statements in connection with the filing of a registration statement on May 9, 2001 in which Interpublic issued 67,644,272 shares of its common stock for the purpose of acquiring True North., including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results at that time. The suits allege that such false and misleading statements constitute violations of Sections 11 and 15 of the Securities Act of 1933. No amount of damages is specified in the complaints. These actions, which have not yet been served, were filed in the Circuit Court of Cook County, Illinois.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

State Derivative Actions
In addition to the federal lawsuits, four shareholder derivative suits have been filed. A suit was filed on September 4, 2002 in New York Supreme Court, New York County, by a single shareholder acting on behalf of the Company against the Board of Directors. The suit alleges a breach of fiduciary duties to Interpublic's shareholders. The complaint does not state a specific amount of damages. An amended complaint was due to be filed on December 13, 2002. Interpublic will have 45 days to respond. On October 24, 2002, another shareholder derivative suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the Board of Directors. This suit also alleges a breach of fiduciary duties to Interpublic's shareholders. The complaint does not state a specific amount of damages. A response to the complaint is due on December 20, 2002. On November 15, 2002, a suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the Board of Directors. The complaint in this suit has not yet been served. On November 26, 2002, a derivative suit was filed in the New York Supreme Court, New York County. Interpublic has not yet been served with the complaint in this action. The claims in these actions are substantially identical to the claims asserted in the two suits referenced above.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

RESULTS OF OPERATIONS

As discussed in Note 8, during the second and third quarters of 2002, the Company identified total charges of $181.3 ($135.9, net of tax) that are related to prior periods. The total amount of charges has been recorded through a restatement of previously reported amounts in this Form 10-Q/A. Of the total amount of charges, $8.6 related to the three months ended March 31, 2002 and $4.1 related to the three months ended March 31, 2001.

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

See Note 9 for a description of waivers that have been secured to ensure compliance with credit agreements and a discussion of certain liquidity matters.

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

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

The Company reported net income of $61.7 or $0.16 diluted earnings per share and a net loss of $30.4 or $0.08 loss per share for the three months ended March 31, 2002 and 2001, respectively. Net income excluding non-recurring items was $75.0 or $0.20 diluted earnings per share for the three months ended March 31, 2001.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The following table sets forth net income (loss) as reported and excluding non-recurring items:
	Three Months Ended March 31,
	2002 (Restated)	2001 (Restated)
Net Income (Loss)
Net income (loss), as reported	$61.7	$ (30.4)

Less non-recurring items:
Restructuring and other merger related costs	--	(1.5)
Investment impairment	--	(160.1)
Tax effect of above items	--	56.2
Total non-recurring items	--	(105.4)

Net income, excluding non-recurring items	$61.7	$ 75.0

Revenue
Worldwide revenue for the three months ended March 31, 2002 was $1,420.0, a decrease of $254.8 or 15.2% from the three months ended March 31, 2001. Domestic revenue, which represented 58% of revenue in the three months ended March 31, 2002, decreased $187.7 or 18.4% from the same period in 2001. International revenue, which represented 42% of revenue in the three months ended March 31, 2002, decreased $67.1 or 10.2% from the same period in 2001. International revenue would have decreased 7.6% excluding the effects of changes in foreign currency. The decrease in worldwide revenue was primarily a result of reduced demand for advertising and marketing services by current clients due to the weak economy, the loss of the Chrysler account in the fourth quarter of 2000 and the loss of accounts of Pepsi owned brands. The total revenue decrease of (15.2)% was due to: net acquisitions/divestitures (0.5)%, impact of foreign currency changes (0.9)%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (1.0)% and organic revenue decline (12.8)%. Organic changes in revenue are based on increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

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

The following table sets forth the estimated revenue breakdown by type of service offering. Management of the Company believes that this breakdown is a useful measure of the types of global marketing services provided. This presentation does not represent the way in which the Company is organized or managed since most of the services are offered by each of the Company's global operating groups:
	Three Months Ended March 31,
	2002	2001
Advertising and Media Management	$ 843.4	$1,019.7
Marketing Communications	384.8	446.0
Marketing Intelligence	102.3	105.6
Marketing Services	89.5	103.5
Total Revenue	$1,420.0	$1,674.8

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Operating Expenses
Worldwide operating expenses for the three months ended March 31, 2002 decreased $236.7 or 15.5% to $1,288.5 compared to the three months ended March 31, 2001. Worldwide operating expenses excluding non-recurring items for the three months ended March 31, 2002 decreased $235.2 or 15.4% compared to the three months ended March 31, 2001. The decrease in worldwide operating expenses reflects the benefit of the Company's 2001 restructuring plan and other operating cost reduction initiatives, and a decrease in amortization of intangible assets as a result of adoption of the new accounting pronouncement related to goodwill amortization (see Note 4). The decrease of (15.4)% was due to: net acquisitions/divestitures (0.5)%, impact of foreign currency changes (1.0)%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.5)% and reductions in operating expenses from existing operations (13.4)%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 61% of revenue. Salaries and related expenses for the three months ended March 31, 2002 decreased $135.7 to $867.9 compared to the three months ended March 31, 2001. The decrease is primarily a result of lower headcount, which was reduced to 53,000 at March 31, 2002 compared with 60,700 at March 31, 2001 as a result of the Company's 2001 restructuring plan. The decrease of (13.5)% was due to: net acquisitions/divestitures (0.7)%, impact of foreign currency changes (0.9)%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.4)% and reductions in salaries and related expenses from existing operations (11.5)%.

Office and general expenses decreased $59.1 or 12.4% in the three months ended March 31, 2002 to $419.1 compared to $478.2 in the three months ended March 31, 2001. The decrease was due primarily to the impact of foreign currency changes, the impact of the loss of the Chrysler and accounts of Pepsi owned brands and the benefit of the Company's 2001 restructuring plan initiatives, including reduced travel and entertainment costs and reduced office rental and supplies costs. The decrease of (12.4)% was due to: net acquisitions/divestitures (0.4)%, impact of foreign currency changes (1.3)%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.8)% and reductions in office and general expenses from existing operations (9.9)%.

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

Interest Income
Interest income was $6.9 for the three months of 2002 compared with $12.5 in the same period of 2001. The decrease in 2002 is primarily due to lower interest rates and lower average cash balances primarily resulting from the lower earnings levels.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Other Income
Other income primarily consists of investment income, gains from the sale of businesses and gains (losses) from the sale of investments, primarily marketable securities classified as available-for-sale. Other income was $0.3 for the first three months of 2002 compared with $8.6 for the first three months of 2001. The prior year included gains on the sale of a marketing services affiliate in Europe and some non-core marketing services affiliates in the U.S.

OTHER ITEMS
The Company's effective income tax rate was 37.7% for the first quarter of 2002 and 8.0% for the first quarter of 2001. The 2001 effective tax rate was impacted by the lower tax benefit rate on the investment impairment charge. Excluding non-recurring items, the effective income tax rate was 37.7% for the first three months of 2002 compared to 40.3% for the first three months of 2001. The 2002 effective income tax rate was impacted by the reduced amount of nondeductible goodwill amortization. The primary difference between the effective tax rate and the statutory federal rate of 35% in 2002 is due to state and local taxes.

Income applicable to minority interests was $3.6 in the first three months of 2002 compared to $6.9 in the first three months of 2001. The decrease in the first three months of 2002 was primarily due to lower operating results of certain operations in Europe and Asia Pacific and the sale of a majority owned affiliate in the U.S.

Equity in net income of unconsolidated affiliates was $0.9 in the first three months of 2002 compared to $1.3 in the first three months of 2001. The reduction is primarily due to reduced earnings of our unconsolidated affiliates, principally in Europe.

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

The Company has obtained waivers of certain provisions (not including financial covenants) contained in its revolving credit agreements and term loan agreements relating to the restatement described in Note 8 to the Company's Consolidated Financial Statements.

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

Subsequent Events
As of September 30, 2002, the Company had two revolving credit facilities provided by a syndicate of banks (the "Revolving Credit Facilities") in an aggregate amount of $875.0, which are utilized to fund the Company's ordinary course business needs. The Revolving Credit Facilities bear interest rates at either a bank's base rate or LIBOR, at the Company's option. Furthermore, the interest rate on base rate loans is affected by the facilities' utilization levels, and the interest rate on LIBOR loans is affected by utilization levels and the Company's credit ratings. Based on the Company's current (December 13, 2002) credit ratings of BBB- and Baa3, as reported by Standard & Poor's and Moody's Investors Services, Inc., respectively, the current interest rate that the Company is paying for base rate loans is 4.25% and the interest spread with respect to LIBOR loans is 1.25%. At September 30, 2002, approximately $103.5 was borrowed under these facilities, and as of December 13, 2002, approximately $48.7 was borrowed. The Revolving Credit Facilities include financial covenants that set maximum levels of debt as a function of EBITDA and minimum levels of EBITDA as a function of interest expense (as defined in these agreements). As of September 30, 2002, the Company was in compliance with both of the financial covenants in the Revolving Credit Facilities.

The Company's note purchase agreements with The Prudential Insurance Company of America (the "Prudential Agreements") also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). Due to the impact on the Company's net worth resulting from (a) lower operating profit in the third quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement described in Note 8 to the Company's Consolidated Financial Statements, as of September 30, 2002, the Company required and received waivers related to its financial covenants in the Prudential Agreements.

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

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:
	2002 (Restated)	2001 (Restated)
Reported net income (loss)	$61.7	$(30.4)
Add back: goodwill amortization, net of tax	--	35.3
Adjusted net income	$61.7	$ 4.9

Basic earnings (loss) per share:
Reported net income (loss)	$0.17	$(0.08)
Add back: goodwill amortization, net of tax	--	0.10
Adjusted net income	$0.17	$ 0.02

Diluted earnings (loss) per share:
Reported net income (loss)	$0.16	$(0.08)
Add back: goodwill amortization, net of tax	--	0.10
Adjusted net income	$0.16	$ 0.02

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

At any given time, Interpublic may be engaged in a number of preliminary discussions that may result in one or more acquisitions or dispositions. These opportunities require confidentiality and from time to time give rise to bidding scenarios that require quick responses by Interpublic. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of Interpublic's securities.

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

Investors should evaluate any statements made by Interpublic in light of these important factors.
Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	EXHIBITS

EXHIBIT NO.	DESCRIPTION

10(iii)(A)(1)	Employment Agreement, made as of November 1999 between The Interpublic Group of Companies, Inc. ("Interpublic") and Thomas Dowling.*

10 (iii)(A)(2)	Employment Agreement, made as of January 28, 2002 between Interpublic and Philippe Krakowsky.*

11	Statement re: Computation of Per Share Earnings.

(b)	REPORTS ON FORM 8-K.

The following Reports on Form 8-K were filed during the quarter ended March 31, 2002.

1)	Report, dated February 11, 2002. Item 5 Other Events and Item 7 Exhibits, Exhibit 99.1 Press Release.

2)	Report, dated February 28, 2002. Item 5 Other Events. Item 7 Exhibits, Exhibit 99.1 Press Release.

3)	Report, dated February 28, 2002. Item 9 Regulation FD Disclosure.

_______________________________________

*	Previously included in the Registrant's Report on Form 10-Q for the period ended March 31, 2002 that was filed with the Securities and Exchange Commission on May 15, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

Date: December 18, 2002	BY /S/ JOHN J. DOONER, JR.
JOHN J. DOONER, JR.
Chairman of the Board, President
and Chief Executive Officer

Date: December 18, 2002	BY /S/ SEAN F. ORR
SEAN F. ORR
Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, John J. Dooner, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of The Interpublic Group of Companies, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 18, 2002

/s/ John J. Dooner, Jr.
John J. Dooner, Jr.
Chief Executive Officer

I, Sean F. Orr, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of The Interpublic Group of Companies, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 18, 2002

/s/ Sean F. Orr
Sean F. Orr
Chief Financial Officer

INDEX TO EXHIBITS
EXHIBIT NO.	DESCRIPTION

10(iii)(A)(1)	Employment Agreement, made as of November 1999 between The Interpublic Group of Companies, Inc. ("Interpublic") and Thomas Dowling.*

10 (iii(A)(2)	Employment Agreement, made as of January 28, 2002 between Interpublic and Philippe Krakowsky.*

11	Statement re: Computation of Per Share Earnings.

_______________________________________

*	Previously included in the Registrant's Report on Form 10-Q for the period ended March 31, 2002 that was filed with the Securities and Exchange Commission on May 15, 2002.