Form 10-Q/A
period 2002-06-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 2002-12-18
CIK 51644

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

EXPLANATORY NOTE
(Dollars in Millions)

The Interpublic Group of Companies, Inc. (the "Company") has restated its consolidated financial statements for periods from 1996 to June 2002. During the second and third quarters of 2002, the Company identified total charges of $181.3 ($135.9, net of tax) related to prior periods. Of the total amount of charges, $18.2 related to the six months ended June 30, 2002 and $12.4 related to the six months ended June 30, 2001. This Form 10-Q/A reflects the impact of the restatement on the consolidated financial statements for the three and six months ended June 30, 2002 and 2001. Note 2 to these restated consolidated financial statements shows the impact of the restatement on the Company's consolidated statement of operations for the three and six months ended June 30, 2002 and 2001. As noted therein, the previously filed Form 10-Q for the three and six months ended June 30, 2002 included the impact of $68.5 of restatement charges. Such amount is included in the revised total charges of $181.3.

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

This Form 10-Q/A amends the Form 10-Q filed by the Company on August 14, 2002, for the three and six months ended June 30, 2002. This amendment includes certain information required by Items 1 and 2 of Form 10-Q, including such restated consolidated financial statements (together with other information relating to such restated consolidated financial statements) and the Company's amended and restated management's discussion and analysis of financial condition and results of operations.

This Form 10-Q/A amends Items 1 and 2 of Part I of the Company's original Form 10-Q filing only, and no other information included in the Company's original Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, is amended by this amendment.

For additional discussion of developments relating to periods subsequent to June 30, 2002, please see the Company's reports filed with the Securities and Exchange Commission with respect to such subsequent periods, including the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

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

CERTIFICATIONS

INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30,
(Amounts in Millions, Except Per Share Amounts)
(unaudited)

	2002	2001
	(Restated)	(Restated)

REVENUE	$1,612.7	$1,759.8

OPERATING EXPENSES:
Salaries and related expenses	889.8	978.4
Office and general expenses	491.7	500.2
Amortization of intangible assets	2.3	42.2
Restructuring and other merger related costs	--	51.3
Goodwill impairment and other charges	--	221.4

Total operating expenses	1,383.8	1,793.5

OPERATING INCOME (LOSS)	228.9	(33.7)

OTHER INCOME (EXPENSE):
Interest expense	(36.9)	(41.4)
Interest income	8.1	10.1
Other income	10.3	3.3
Investment impairment	(16.2)	--
Total other income (expense)	(34.7)	(28.0)

Income (loss) before provision for income taxes	194.2	(61.7)

Provision for income taxes	75.4	46.2

Income (loss) of consolidated companies	118.8	(107.9)

Income applicable to minority interests	(11.1)	(10.5)
Equity in net income of unconsolidated affiliates	3.6	2.1

NET INCOME (LOSS)	$ 111.3	$ (116.3)

Earnings (loss) per share:
Basic	$ 0.30	$ (0.32)
Diluted	$ 0.29	$ (0.32)

Weighted average shares:
Basic	375.7	368.9
Diluted	382.4	368.9

Cash dividends per share	$ 0.095	$ 0.095

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30,
(Amounts in Millions, Except Per Share Amounts)
(unaudited)

	2002	2001
	(Restated)	(Restated)

REVENUE	$3,032.7	$3,434.6

OPERATING EXPENSES:
Salaries and related expenses	1,757.6	1,982.0
Office and general expenses	910.9	978.4
Amortization of intangible assets	3.8	84.1
Restructuring and other merger related costs	--	52.8
Goodwill impairment and other charges	--	221.4

Total operating expenses	2,672.3	3,318.7

OPERATING INCOME	360.4	115.9

OTHER INCOME (EXPENSE):
Interest expense	(72.2)	(78.9)
Interest income	15.0	22.6
Other income	10.6	11.9
Investment impairment	(16.2)	(160.1)
Total other income (expense)	(62.8)	(204.5)

Income (loss) before provision for income taxes	297.6	(88.6)

Provision for income taxes	114.4	44.1

Income (loss) of consolidated companies	183.2	(132.7)

Income applicable to minority interests	(14.7)	(17.4)
Equity in net income of unconsolidated affiliates	4.5	3.4

NET INCOME (LOSS)	$ 173.0	$ (146.7)

Earnings (loss) per share:
Basic	$ 0.46	$ (0.40)
Diluted	$ 0.45	$ (0.40)

Weighted average shares:
Basic	374.3	367.5
Diluted	381.1	367.5

Cash dividends per share	$ 0.19	$ 0.19

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

ASSETS

	June 30,
	2002	December 31,
	(Unaudited)	2001
	(Restated)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$ 537.3	$ 935.2
Account receivables (net of allowance for doubtful accounts: 2002-$91.5; 2001-$90.7)	4,913.8	4,674.9
Expenditures billable to clients	460.1	325.5
Deferred taxes on income	44.5	80.0
Prepaid expenses and other current assets	390.3	337.6

Total current assets	6,346.0	6,353.2

FIXED ASSETS, AT COST:
Land and buildings	168.0	161.1
Furniture and equipment	1,125.3	1,083.2
Leasehold improvements	504.6	461.4
	1,797.9	1,705.7
Less: accumulated depreciation	(938.6)	(858.0)

Total fixed assets	859.3	847.7

OTHER ASSETS:
Investment in unconsolidated affiliates	177.8	159.6
Deferred taxes on income	467.4	492.8
Other assets and miscellaneous investments	435.3	430.8
Goodwill	3,321.9	3,004.2
Other intangible assets (net of accumulated
amortization: 2002-$32.2; 2001-$24.0)	92.9	102.2

Total other assets	4,495.3	4,189.6

TOTAL ASSETS	$11,700.6	$11,390.5

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,
	2002	December 31,
	(Unaudited)	2001
	(Restated)	(Restated)
CURRENT LIABILITIES:
Accounts payable	$ 4,807.8	$ 4,555.5
Accrued expenses	1,021.0	1,321.3
Loans payable	598.6	453.1
Accrued income taxes	31.4	65.2
Dividends payable	--	36.0

Total current liabilities	6,458.8	6,431.1

NON-CURRENT LIABILITIES:
Long-term debt	1,243.1	1,356.8
Convertible subordinated notes	556.5	548.5
Zero-coupon convertible senior notes	578.1	575.3
Deferred compensation	416.1	376.7
Accrued postretirement benefits	56.5	54.4
Other non-current liabilities	110.8	100.5
Minority interests in consolidated subsidiaries	89.1	89.3

Total non-current liabilities	3,050.2	3,101.5

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: none
Common stock, $0.10 par value,
shares authorized: 550.0,
shares issued: 2002 - 388.4; 2001 - 385.8	38.8	38.6
Additional paid-in capital	1,808.8	1,785.2
Retained earnings	1,022.5	886.1
Accumulated other comprehensive loss, net of tax	(361.3)	(447.8)
	2,508.8	2,262.1

Less:
Treasury stock, at cost: 2002 - 4.9 shares; 2001 - 7.3 shares	(193.5)	(290.2)
Unamortized deferred compensation	(123.7)	(114.0)

Total stockholders' equity	2,191.6	1,857.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,700.6	$11,390.5

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30,
(Amounts in Millions)
(unaudited)

	2002	2001
	(Restated)	(Restated)

Net Income (Loss)	$111.3	$(116.3)

Foreign Currency Translation Adjustments	107.7	(11.7)

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains	--	9.2
Tax expense	--	(3.8)
Unrealized holding losses	(5.5)	--
Tax benefit	2.3	--

Reclassification of unrealized loss to net earnings	--	--
Tax benefit	--	--
Unrealized holding gains (losses) on securities	(3.2)	5.4

Comprehensive Income (Loss)	$215.8	$(122.6)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30,
(Amounts in Millions)
(unaudited)

	2002	2001
	(Restated)	(Restated)

Net Income (Loss)	$173.0	$(146.7)

Foreign Currency Translation Adjustments	89.2	(99.0)

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains	0.9	9.2
Tax expense	(0.4)	(3.8)
Unrealized holding losses	(5.5)	(7.7)
Tax benefit	2.3	3.2

Reclassification of unrealized loss to net earnings	--	89.4
Tax benefit	--	(37.5)
Unrealized holding gains (losses) on securities	(2.7)	52.8

Comprehensive Income (Loss)	$259.5	$(192.9)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
(Amounts in Millions)
(unaudited)
	2002	2001
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 173.0	$ (146.7)
Adjustments to reconcile net income (loss) to
cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	98.7	104.1
Amortization of intangible assets	3.8	84.1
Amortization of restricted stock awards and bond discounts	39.4	33.4
Provision for (benefit of) deferred income taxes	59.3	(82.1)
Undistributed equity earnings	(4.5)	(3.4)
Income applicable to minority interests	14.7	17.4
Restructuring charges - non cash	--	30.2
Goodwill impairment and other	--	197.4
Investment impairment	16.2	160.1
Other	(9.7)	(8.7)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(36.7)	220.2
Expenditures billable to clients	(121.9)	(58.8)
Prepaid expenses and other current assets	(29.6)	(42.8)
Accounts payable, accrued expenses and other current liabilities	(178.3)	(774.6)
Accrued income taxes	(35.6)	(62.7)
Other non-current assets and liabilities	30.8	13.0

Net cash provided by (used in) operating activities	19.6	(319.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(206.5)	(142.4)
Capital expenditures	(81.9)	(124.7)
Proceeds from sales of businesses	0.2	12.2
Proceeds from sales of long-term investments	39.3	14.9
Purchases of long-term investments	(38.5)	(15.4)
Maturities of short-term marketable securities	23.5	15.6
Purchases of short-term marketable securities	(9.3)	(33.6)
Other investments and miscellaneous assets	(56.4)	(86.1)

Net cash used in investing activities	(329.6)	(359.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term bank borrowings	88.8	787.0
Proceeds from long-term debt	1.5	150.0
Payments of long-term debt	(132.1)	(261.7)
Treasury stock acquired	(7.7)	(100.1)
Issuance of common stock	44.2	56.4
Cash dividends - Interpublic	(72.5)	(59.5)
Cash dividends - pooled companies	--	(15.1)

Net cash provided by (used in) financing activities	(77.8)	557.0

Effect of exchange rates on cash and cash equivalents	(10.1)	(36.1)

Decrease in cash and cash equivalents	(397.9)	(158.5)
Cash and cash equivalents at beginning of year	935.2	844.6

Cash and cash equivalents at end of period	$ 537.3	$ 686.1

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

Additionally, as discussed in Note 2, the Company identified total charges of $181.3 that are related to prior periods. The total amount of charges has been recorded through a restatement of previously reported amounts.

Certain prior year amounts have been reclassified to conform with current year presentation. Additionally, as discussed in Note 7 below, the consolidated statement of operations is not comparable to the prior year reflecting a change in accounting principle pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

2.

Restatement
During the second and third quarters of 2002, the Company identified total charges of $181.3 ($135.9, net of tax) that are related to prior periods. The total amount of charges has been recorded through a restatement of previously reported amounts in this Form 10-Q/A. Of the total amount of charges, $18.2 related to the six months ended June 30, 2002 and $12.4 related to the six months ended June 30, 2001.

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

See Note 13 for a description of waivers that have been secured to ensure compliance with credit agreements and a discussion of certain liquidity matters.

The Company has been informed by the Securities and Exchange Commission staff that it is conducting an informal inquiry into the matters discussed above. The Company is cooperating fully with the inquiry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

The table below presents a summary of the impact of restating the statements of financial operations for the three and six months ended June 30, 2002 and 2001, and the balance sheet as of June 30, 2002 and December 31, 2001.

CONSOLIDATED STATEMENT OF OPERATIONS
		As Previously Reported (a)	As Restated
Three months ended June 30, 2002
	- Operating income	$ 238.5	$ 228.9
	- Net income	$ 117.0	$ 111.3
	- Earnings per share - Basic	$ 0.31	$ 0.30
	- Earnings per share - Diluted	$ 0.31	$ 0.29

Six months ended June 30, 2002
	- Operating income	$ 378.6	$ 360.4
	- Net income	$ 183.7	$ 173.0
	- Earnings per share - Basic	$ 0.49	$ 0.46
	- Earnings per share - Diluted	$ 0.48	$ 0.45

Three months ended June 30, 2001
	- Operating loss	$ (26.2)	$ (33.7)
	- Net loss	$(110.2)	$(116.3)
	- Loss per share - Basic	$ (0.30)	$ (0.32)
	- Loss per share - Diluted	$ (0.30)	$ (0.32)

Six months ended June 30, 2001
	- Operating income	$ 126.9	$ 115.9
	- Net loss	$(139.0)	$(146.7)
	- Loss per share - Basic	$ (0.38)	$ (0.40)
	- Loss per share - Diluted	$ (0.38)	$ (0.40)

CONSOLIDATED BALANCE SHEET

June 30, 2002
CURRENT ASSETS:
	Cash and cash equivalents	$ 537.3	$ 537.3
	Accounts receivable	4,959.2	4,913.8
	Other current assets	910.4	894.9
	TOTAL CURRENT ASSETS	$ 6,406.9	$ 6,346.0

	TOTAL ASSETS	$11,772.6	$11,700.6

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
	Accounts payable and accrued expenses	$ 5,791.7	$ 5,828.8
	Loans payable	598.6	598.6
	Accrued income taxes	48.4	31.4
	TOTAL CURRENT LIABILITIES	$ 6,438.7	$ 6,458.8

	NON-CURRENT LIABILITIES	$ 3,050.2	$ 3,050.2

	STOCKHOLDERS' EQUITY	$ 2,283.7	$ 2,191.6

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,772.6	$11,700.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

		As Previously Reported (a)	As Restated
	December 31, 2001
	CURRENT ASSETS:
	Cash and cash equivalents	$ 935.2	$ 935.2
	Accounts receivable	4,780.5	4,674.9
	Other current assets	751.5	743.1
	TOTAL CURRENT ASSETS	$ 6,467.2	$ 6,353.2

	TOTAL ASSETS	$11,514.7	$11,390.5

	LIABILITIES AND STOCKHOLDERS' EQUITY:
	CURRENT LIABILITIES:
	Accounts payable and accrued expenses	$ 5,841.7	$ 5,876.8
	Loans payable	453.1	453.1
	Accrued income taxes	103.1	65.2
	Dividends payable	36.0	36.0
	TOTAL CURRENT LIABILITIES	$ 6,433.9	$ 6,431.1

	NON-CURRENT LIABILITIES	$ 3,101.5	$ 3,101.5

	STOCKHOLDERS' EQUITY:	$ 1,979.3	$ 1,857.9

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,514.7	$11,390.5

(a)  Of the $181.3 ($135.9, net of tax) restatement amount, $68.5 ($40.1, net of tax) was previously reported as income statement adjustments in the June 30, 2002 Form 10-Q. Also included in the restated stockholders' equity is a $3.7 adjustment to foreign currency translation adjustments. The amounts noted above "as previously reported" were derived from the amounts reflected in the June 30, 2002 Form 10-Q.

3.	Earnings (Loss)Per Share The following sets forth the computation of earnings per share for the three and six month periods ended June 30, 2002 and 2001:

		Three Months Ended June 30,
		2002 (Restated)		2001 (Restated)
	Basic
	Net income (loss)	$ 111.3		$(116.3)

	Weighted average number of common shares outstanding	375.7		368.9

	Earnings (loss) per share	$ 0.30		$ (0.32)

	Diluted (a)
	Net income (loss)	$111.3		$(116.3)

	Addback income on assumed conversion of subordinated notes	--		--

	Net income (loss) - diluted	$111.3		$(116.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

	Weighted average number of common shares outstanding	375.7	368.9

	Weighted average number of incremental shares in connection with assumed conversion of subordinated notes	--	--

	Weighted average number of incremental shares
	in connection with restricted stock
	and assumed exercise of stock options	6.7	--

	Weighted average number of common shares outstanding - diluted	382.4	368.9

	Earnings (loss) per share - diluted	$ 0.29	$ (0.32)

	(a)

The computation of diluted EPS for 2002 excludes the assumed conversion of the 1.8% and 1.87% Convertible Subordinated Notes because they were anti-dilutive. The computation of diluted EPS for 2001 excludes the assumed conversion of the 1.80% and 1.87% Convertible Subordinated Notes, the conversion of restricted stock and assumed exercise of stock options because they were antidilutive.

		Six Months Ended June 30,
		2002 (Restated)	2001 (Restated)
	Basic
	Net income (loss)	$ 173.0	$(146.7)

	Weighted average number of common shares outstanding	374.3	367.5

	Earnings (loss) per share	$ 0.46	$ (0.40)

	Diluted (b)
	Net income (loss)	$173.0	$(146.7)

	Weighted average number of common shares outstanding	374.3	367.5

	Weighted average number of incremental shares
	in connection with restricted stock
	and assumed exercise of stock options	6.8	--

	Weighted average number of common shares outstanding - diluted	381.1	367.5

	Earnings (loss) per share - diluted	$ 0.45	$ (0.40)

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

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
		2002 (Restated)	2001 (Restated)	2002 (Restated)	2001 (Restated)
	Reported net income (loss)	$111.3	$(116.3)	$173.0	$(146.7)
	Add back: goodwill amortization, net of tax	--	35.0	--	70.3

	Adjusted net income (loss)	$111.3	$ (81.3)	$173.0	$ (76.4)

	Basic earnings (loss) per share:
	Reported earnings (loss)	$0.30	$(0.32)	$0.46	$(0.40)
	Add back: goodwill amortization, net of tax	--	0.10	--	0.19
	Adjusted earnings (loss)	$0.30	$(0.22)	$0.46	$(0.21)

	Diluted earnings (loss) per share:
	Reported earnings (loss)	$0.29	$(0.32)	$0.45	$(0.40)
	Add back: goodwill amortization, net of tax	--	0.10	--	0.19
	Adjusted earnings (loss)	$0.29	$(0.22)	$0.45	$(0.21)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

In addition, the Company has obtained waivers of certain provisions contained in its revolving credit agreements and term loan agreements relating to the restatement described in Note 2 to the Company's Consolidated Financial Statements.

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

13.	Subsequent Events

Debt and Certain Liquidity Matters
As a result of the restatement described in Note 2 to these consolidated financial statements, the Company required and received waivers to ensure compliance with credit agreements. The following discussion is based on amounts as of September 30, 2002, the most recent date for which a consolidated balance sheet has been filed on Form 10-Q.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

RESULTS OF OPERATIONS

As discussed in Note 2, during the second and third quarters of 2002, the Company identified total charges of $181.3 ($135.9, net of tax) that are related to prior periods. The total amount of charges has been recorded through a restatement of previously reported amounts in this Form 10-Q/A. Of the total amount of charges, $18.2 related to the six months ended June 30, 2002 and $12.4 related to the six months ended June 30, 2001.

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

See Note 13 for a description of waivers that have been secured to ensure compliance with credit agreements and a discussion of certain liquidity matters.

The Company has been informed by the Securities and Exchange Commission staff that it is conducting an informal inquiry into the matters discussed above. The Company is cooperating fully with the inquiry.

The following discussion relates to the results of the Company after giving effect to the adjustments for the changes described above.

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

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

The Company reported net income of $111.3 or $0.29 diluted earnings per share and a net loss of $116.3 or $0.32 loss per share for the three months ended June 30, 2002 and 2001, respectively. Net income excluding non-recurring items was $110.9 or $0.29 diluted earnings per share for the three months ended June 30, 2001.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The following table sets forth net income (loss) as reported and excluding non-recurring items:
	Three Months Ended June 30,
	2002 (Restated)	2001 (Restated)
Net Income (Loss)
Net income (loss), as reported	$111.3	$ (116.3)

Less non-recurring items:
Restructuring and other merger related costs	--	(51.3)
Goodwill impairment and other charges	--	(221.4)
Tax effect of above items	--	45.5
Total non-recurring items	--	(227.2)

Net income, excluding non-recurring items	$111.3	$ 110.9

Revenue
Worldwide revenue for the three months ended June 30, 2002 was $1,612.7, a decrease of $147.1 or 8.4% from the three months ended June 30, 2001. Domestic revenue, which represented 54% of revenue in the three months ended June 30, 2002, decreased $138.7 or 13.8% from the same period in 2001. International revenue, which represented 46% of revenue in the three months ended June 30, 2002, decreased $8.4 or 1.1% from the same period in 2001. International revenue would have decreased 6.7% excluding the effects of changes in foreign currency. The decrease in worldwide revenue was primarily a result of reduced demand for advertising and marketing services by current clients due to the weak economy, the loss of the Chrysler account in the fourth quarter of 2000 and the loss of accounts of Pepsi owned brands. The worldwide revenue decrease of (8.4)% was due to: net acquisitions/divestitures (0.4)%, impact of foreign currency changes 2.2%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.7)% and organic revenue decline (9.5)%. Organic changes in revenue are based on increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

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

The following table sets forth the estimated revenue breakdown by type of service offering. Management of the Company believes that this breakdown is a useful measure of the types of global marketing services provided. This presentation does not represent the way in which the Company is organized or managed since most of the services are offered by each of the Company's global operating groups:

	Three Months Ended June 30,
	2002	2001
Advertising and Media Management	$ 957.1	$1,054.6
Marketing Communications	420.8	462.2
Marketing Intelligence	124.0	113.4
Marketing Services	110.8	129.6
Total Revenue	$1,612.7	$1,759.8

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Operating Expenses
Worldwide operating expenses for the three months ended June 30, 2002 decreased $409.7 or 22.8% to $1,383.8 compared to the three months ended June 30, 2001. Worldwide operating expenses excluding non-recurring items for the three months ended June 30, 2002 decreased $137.0 or 9.0% compared to the three months ended June 30, 2001. The decrease in worldwide operating expenses reflects the benefit of the Company's 2001 restructuring plan and other operating cost reduction initiatives, and a decrease in amortization of intangible assets as a result of adoption of the new accounting pronouncement related to goodwill amortization (see Note 7). The decrease of (9.0)% was due to: net acquisitions/divestitures (0.2)%, impact of foreign currency changes 2.5%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.8)% and reductions in operating expenses from existing operations (10.5)%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 55.2% of revenue. Salaries and related expenses for the three months ended June 30, 2002 decreased $88.6 or 9.1% to $889.8 compared to the three months ended June 30, 2001. The decrease is primarily a result of lower headcount, which was reduced to 52,300 at June 30, 2002 compared with 59,500 at June 30, 2001 as a result of the Company's 2001 restructuring plan. The decrease of (9.1)% was due to: net acquisitions/divestitures (0.5)%, impact of foreign currency changes 2.4%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.4)% and reductions in salaries and related expenses from existing operations (10.6)%.

Office and general expenses decreased $8.5 or 1.7% in the three months ended June 30, 2002 to $491.7 compared to $500.2 in the three months ended June 30, 2001. The increase was due primarily to the impact of foreign currency changes, the impact of the loss of the Chrysler and accounts of Pepsi owned brands and the benefit of the Company's 2001 restructuring plan initiatives, including reduced travel and entertainment costs and reduced office rental and supplies costs partially offset by an increase in bad debt expense. The decrease of (1.7)% was due to: net acquisitions/divestitures (0.8)%, impact of foreign currency changes 2.9%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.7)% and reductions in office and general expenses from existing operations (3.1)%.

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

Interest Income
Interest income was $8.1 for the second quarter of 2002 compared with $10.1 in the same period of 2001. The decrease in 2002 is primarily due to lower interest rates and lower average cash balances primarily resulting from the lower earnings levels.

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

OTHER ITEMS
The Company's effective income tax rate was 38.8% for the second quarter of 2002 and (74.9)% for the second quarter of 2001. The 2001 effective tax rate was impacted by the restructuring and other merger related costs and the goodwill and other impairment charges, which resulted in a lower tax benefit rate. Excluding non-recurring items, the effective income tax rate was 38.8% for the second quarter of 2002 compared to 43.4% for the second quarter of 2001. The 2002 effective income tax rate was impacted by the reduced amount of nondeductible goodwill amortization. The primary difference between the effective tax rate and the statutory federal rate of 35% in 2002 is due to state and local taxes.

Income applicable to minority interests was $11.1 in the second quarter of 2002 compared to $10.5 in the second quarter of 2001. The slight increase in the second quarter of 2002 was due to increased ownership of certain majority-owned affiliates in the U.S., partially offset by the sale of a majority-owned affiliate.

Equity in net income of unconsolidated affiliates was $3.6 in the second quarter of 2002 compared to $2.1 in the second quarter of 2001. The increase is primarily due to increased earnings of unconsolidated affiliates in Latin America and the U.S.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

The Company reported net income of $173.0 or $0.45 diluted earnings per share and a net loss of $146.7 or $0.40 loss per share for the six months ended June 30, 2002 and 2001, respectively. Net income excluding non-recurring items was $185.8 or $0.49 diluted earnings per share for the six months ended June 30, 2001.

The following table sets forth net income (loss) as reported and excluding non-recurring items:
	Six Months Ended June 30,
	2002 (Restated)	2001 (Restated)
Net Income (Loss)
Net income (loss), as reported	$173.0	$ (146.7)

Less non-recurring items:
Restructuring and other merger related costs	--	(52.9)
Goodwill impairment and other charges	--	(221.4)
Investment impairment	--	(160.1)
Tax effect of above items	--	101.9
Total non-recurring items	--	(332.5)

Net income, excluding non-recurring items	$173.0	$ 185.8

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Revenue
Worldwide revenue for the six months ended June 30, 2002 was $3,032.7, a decrease of $401.9 or 11.7% from the six months ended June 30, 2001. Domestic revenue, which represented 56% of revenue in the six months ended June 30, 2002, decreased $326.4 or 16.1% from the same period in 2001. International revenue, which represented 44% of revenue in the six months ended June 30, 2002, decreased $75.5 or 5.4% from the same period in 2001. International revenue would have decreased 7.1% excluding the effects of changes in foreign currency. The decrease in worldwide revenue was primarily a result of reduced demand for advertising and marketing services by current clients due to the weak economy, the loss of the Chrysler account in the fourth quarter of 2000 and the loss of accounts of Pepsi owned brands. The worldwide revenue decrease of (11.7)% was due to: net acquisitions/divestitures (0.7)%, impact of foreign currency changes 0.7%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.8)% and organic revenue decline (10.9)%. Organic changes in revenue are based on increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

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

The following table sets forth the estimated revenue breakdown by type of service offering. Management of the Company believes that this breakdown is a useful measure of the types of global marketing services provided. This presentation does not represent the way in which the Company is organized or managed since most of the services are offered by each of the Company's global operating groups:
	Six Months Ended June 30,
	2002	2001
Advertising and Media Management	$1,800.6	$2,074.3
Marketing Communications	805.5	908.2
Marketing Intelligence	226.4	218.9
Marketing Services	200.2	233.2
Total Revenue	$3,032.7	$3,434.6

Operating Expenses
Worldwide operating expenses for the six months ended June 30, 2002 decreased $646.4 or 19.5% to $2,672.3 compared to the six months ended June 30, 2001. Worldwide operating expenses excluding non-recurring items for the six months ended June 30, 2002 decreased $372.2 or 12.2% compared to the six months ended June 30, 2001. The decrease in worldwide operating expenses reflects the benefit of the Company's 2001 restructuring plan and other operating cost reduction initiatives, and a decrease in amortization of intangible assets as a result of adoption of the new accounting pronouncement related to goodwill amortization (see Note 7). The decrease of (12.2)% was due to: net acquisitions/divestitures (0.7)%, impact of foreign currency changes 0.7%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.5)% and reductions in operating expenses from existing operations (11.7)%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 58.0% of revenue. Salaries and related expenses for the six months ended June 30, 2002 decreased $224.4 or 11.3% to $1,757.6 compared to the six months ended June 30, 2001. The decrease is primarily a result of lower headcount, which was reduced to 52,300 at June 30, 2002 compared with 59,500 at June 30, 2001 as a result of the Company's 2001 restructuring plan. The decrease of (11.3)% was due to: net acquisitions/divestitures (0.7)%, impact of foreign currency changes 0.7%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.4)% and reductions in salaries and related expenses from existing operations (10.9)%.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Office and general expenses decreased $67.5 or 6.9% in the six months ended June 30, 2002 to $910.9 compared to $978.4 in the six months ended June 30, 2001. The decrease was due primarily to the impact of foreign currency changes, the impact of the loss of the Chrysler account and accounts of Pepsi owned brands and the benefit of the Company's 2001 restructuring plan initiatives, including reduced travel and entertainment costs and reduced office rental and supplies costs partially offset by an increase in bad debt expense. The decrease of (6.9)% was due to: net acquisitions/divestitures (1.1)%, impact of foreign currency changes 0.8%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.7)% and reductions in office and general expenses from existing operations (5.9)%.

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

Interest Income
Interest income was $15.0 for the first six months of 2002 compared with $22.6 in the same period of 2001. The decrease in 2002 is primarily due to lower interest rates and lower average cash balances primarily resulting from the lower earnings levels.

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

OTHER ITEMS
The Company's effective income tax rate was 38.4% for the first six months of 2002 and (49.8)55.7% for the first six months of 2001. The 2001 effective tax rate was impacted by the restructuring and other merger related costs, goodwill impairment and other charges and the investment impairment charge, which resulted in a lower tax benefit rate. Excluding non-recurring items, the effective income tax rate was 38.4% for the first six months of 2002 compared to 42.2% for the first six months of 2001. The 2002 effective income tax rate was impacted by the reduced amount of nondeductible goodwill amortization. The primary difference between the effective tax rate and the statutory federal rate of 35% in 2002 is due to state and local taxes.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Equity in net income of unconsolidated affiliates was $4.5 in the first six months of 2002 compared to $3.4 in the first six months of 2001. The increase is primarily due to increased earnings of unconsolidated affiliates in Latin America and the U.S. offset by reduced earnings of unconsolidated affiliates in Europe.

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

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002 (Restated)	2001 (Restated)	2002 (Restated)	2001 (Restated)
Reported net income (loss)	$111.3	$(116.3)	$173.0	$(146.7)
Add back: goodwill amortization, net of tax	--	35.0	--	70.3

Adjusted net income (loss)	$111.3	$ (81.3)	$173.0	$ (76.4)

Basic earnings (loss) per share:
Reported earnings (loss)	$0.30	$(0.32)	$0.46	$(0.40)
Add back: goodwill amortization, net of tax	--	0.10	--	0.19
Adjusted earnings (loss)	$0.30	$(0.22)	$0.46	$(0.21)

Diluted earnings (loss) per share:
Reported earnings (loss)	$0.29	$(0.32)	$0.45	$(0.40)
Add back: goodwill amortization, net of tax	--	0.10	--	0.19
Adjusted earnings (loss)	$0.29	$(0.22)	$0.45	$(0.21)

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

10(i)(A)

364-Day Credit Agreement, dated as of May 16, 2002 among Interpublic, the Initial Lenders named therein, Citibank, N.A. as Administrative Agent and Salomon Smith Barney Inc. as Lead Arranger and Book Manager (the "364 - Day Credit Agreement").*

10(i)(B)

Amendment No. 3 dated May 16, 2002, to a 5-Year Credit Agreement (the "5 - Year Credit Agreement") among Interpublic, the Initial Lenders named therein, Citibank, N.A. as Administrative Agent and Salomon Smith Barney Inc., as Lead Arranger and Book Manager.*

10(i)(C)	Waiver and Amendment Letter, dated August 6, 2002 to the 364-Day Credit Agreement.*

10(i)(D)	Waiver and Amendment Letter, dated August 6, 2002 to the 5-Year Credit Agreement.*

10(iii)A(i)	Deferred Compensation Agreement, dated as of April 1, 2002 between Interpublic and Jill M. Considine.*

10(iii)(A)(ii)	Executive Severance Agreement, dated as of April 18, 2002 between Interpublic and Bruce Nelson.*

10(iii)(A)(iii)	The Interpublic Group of Companies, Inc. 2002 Performance Incentive Plan, incorporated herein by reference to Appendix A to Schedule 14A, filed April 17, 2002.*

(b)	REPORTS ON FORM 8-K.

The following Reports on Form 8-K were filed during the quarter ended June 30, 2002.

1)	Report, dated May 2, 2002. Item 5 Other Events and Item 7 Exhibits, Exhibit 99.1. Press Release.

2)	Report, dated May 2, 2002. Item 9 Regulation FD Disclosure.

*	Previously included in the Registrant's Report on Form 10-Q for the three and six months ended June 30, 2002, that was filed with the Securities and Exchange Commission on August 14, 2002.

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

10(i)(A)

364-Day Credit Agreement, dated as of May 16, 2002 among Interpublic, the Initial Lenders named therein, Citibank, N.A. as Administrative Agent and Salomon Smith Barney Inc. as Lead Arranger and Book Manager (the "364 - Day Credit Agreement").*

10(i)(B)

Amendment No. 3 dated May 16, 2002, to a 5-Year Credit Agreement (the "5 - Year Credit Agreement") among Interpublic, the Initial Lenders named therein, Citibank, N.A. as Administrative Agent and Salomon Smith Barney Inc., as Lead Arranger and Book Manager.*

10(i)(C)	Waiver and Amendment Letter, dated August 6, 2002 to the 364-Day Credit Agreement.*

10(i)(D)	Waiver and Amendment Letter, dated August 6, 2002 to the 5-Year Credit Agreement.*

10(iii)A(i)	Deferred Compensation Agreement, dated as of April 1, 2002 between Interpublic and Jill M. Considine.*

10(iii)(A)(ii)	Executive Severance Agreement, dated as of April 18, 2002 between Interpublic and Bruce Nelson.*

10(iii)(A)(iii)	The Interpublic Group of Companies, Inc. 2002 Performance Incentive Plan, incorporated herein by reference to Appendix A to Schedule 14A, filed April 17, 2002.*

*	Previously included in the Registrant's Report on Form 10-Q for the three and six months ended June 30, 2002, that was filed with the Security and Exchange Commission on August 14, 2002.