Form 10-Q/A
period 2002-09-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 2003-03-07
CIK 51644

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

EXPLANATORY NOTE
(Dollars in Millions)

The Company is filing this Form 10-Q/A to restate its financial statements and revise certain disclosures as of and for the three and nine months ended September 30, 2002.

During the fourth quarter of 2002, the Company identified total asset impairment and other charges of $118.7 ($83.8, net of tax) that related to the three months ended September 30, 2002. Additionally, $47.0 ($35.3, net of tax) in other adjustments was identified that related to prior periods from January 1, 1997 through September 30, 2002 of which $16.8 ($13.3, net of tax) and $23.2 ($17.5, net of tax) related to the three and nine months ended September 30, 2002, respectively. The total amount of these charges has been reported through a restatement of previously recorded amounts in this Form 10-Q/A.

In December 2002, the Company restated its financial statements for periods up to and including June 30, 2002. The amounts described within this document "as previously reported" reflect the amounts restated in December 2002.

OCTAGON MOTORSPORTS (OMS) IMPAIRMENT:  OMS owns and leases certain racing circuit facilities that are used for automobile, motorcycle and go-cart racing, primarily in the United Kingdom. Beginning in the second quarter of 2002 and continuing in subsequent quarters, certain of the Octagon businesses experienced significant operational difficulties, including significantly lower than anticipated attendance at the marquee British Grand Prix race in July 2002. These events and a change in management at OMS in the third quarter of 2002 led the Company to begin assessing its long-term strategy for OMS.

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company prepared a valuation of OMS to assess its fair value. For this purpose, the Company used a valuation method based on the valuations of comparable, publicly traded entities. This method was considered by management to be the most appropriate one to value OMS, and based on the results of this analysis, the Company concluded that no impairment charge was required at September 30, 2002.

Throughout the fourth quarter of 2002, the Company continued to assess various strategic alternatives for the OMS business. In order to assist in evaluating strategic alternatives, the Company prepared a discounted cash flow analysis which indicated that the book value of OMS significantly exceeded its estimated fair value and that a goodwill impairment had occurred. As part of this process, the Company reassessed its third quarter valuation and its key assumptions, and concluded that the impairment charge should have been recorded in the third quarter of 2002.

In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company's long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company concluded that the book value of certain asset groupings at OMS was significantly higher than their expected future cash flows and that an impairment had occurred.

Accordingly, the Company has recognized a non-cash impairment loss and related charge of $118.7 ($83.8, net of tax) as of September 30, 2002 through a restatement of previously recorded results for that period. The charges included $82.1 of goodwill impairment, $24.6 of fixed asset write-offs, and $12.0 to record the fair value of an associated put option.

Subsequent to the third quarter, management determined that its original operating plans were no longer feasible and decided to explore options to exit some or all of these businesses. The remaining book value of long-lived assets relating to OMS is approximately $73 at September 30, 2002, and this amount, as well as other substantial contractual obligations, may not be fully recoverable depending upon the exit strategy ultimately followed. In addition, OMS is contractually required to upgrade and improve certain of its existing facilities over the next 2 years. These capital expenditures amount to approximately $38 and are expected to be impaired as incurred based on current cash flow analysis for the relevant asset groupings.

OTHER ADJUSTMENTS: During the fourth quarter of 2002, the Company has also identified $47.0 ($35.3, net of tax) of charges that relate to periods prior to and including September 30, 2002. These charges have been recorded through a restatement of previously reported amounts.

EXPLANATORY NOTE
(Dollars in Millions)

Of the total amount of pre-tax charges, $17.1 related to OMS, including $12.0 in additional charges to straight-line certain long-term contracts and $5.1 to write-off a minority interest receivable. The total pre-tax amount that related to the three and nine months ended September 30, 2002 was $13.4 and $14.6, respectively.

In addition to OMS amounts, total pre-tax charges of $29.9 were identified related to other subsidiaries of the Company. Included in this amount were adjustments to record intangible asset amortization, deferred compensation contracts not recorded, inappropriate purchase accounting adjustments, compensation costs that had been deferred instead of being expensed and other items. The total pre-tax amount that related to the three and nine months ended September 30, 2002 was $3.4 and $8.6, respectively.

This Form 10-Q/A amends the Form 10-Q filed by the Company on November 19, 2002, for the three and nine months ended September 30, 2002. This amendment includes certain information required by Items 1, 2 and 4 of Form 10-Q, including such restated consolidated financial statements (together with other information relating to such restated consolidated financial statements) and the Company's amended and restated management's discussion and analysis of financial condition and results of operations.

This Form 10-Q/A amends Items 1, 2 and 4 of Part I, and Items 1, 5, and 6 of Part II of the Company's original Form 10-Q filing only, and except for such items and Exhibit 11, no other information included in the Company's original Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, is amended by this amendment.

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

PART I - FINANCIAL INFORMATION

Item 1.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	2002	2001
	(Restated)	(Restated)

REVENUE	$1,502.2	$1,622.0

OPERATING EXPENSES:
Salaries and related expenses	861.6	895.3
Office and general expenses	574.2	586.0
Amortization of intangible assets	3.1	42.8
Restructuring and other merger related costs	12.1	592.8
Long-lived asset impairment and other charges	118.7	81.7

Total operating expenses	1,569.7	2,198.6

OPERATING LOSS	(67.5)	(576.6)

OTHER INCOME (EXPENSE):
Interest expense	(36.7)	(46.9)
Interest income	5.9	6.5
Other income (expense), net	4.0	(0.6)
Investment impairment	(4.9)	(48.2)
Total other expense	(31.7)	(89.2)

Loss before provision for income taxes	(99.2)	(665.8)

Benefit from income taxes	(18.0)	(186.3)

Loss of consolidated companies	(81.2)	(479.5)

Income applicable to minority interests	(7.9)	(2.9)
Equity in net loss of unconsolidated affiliates	(0.5)	--

NET LOSS	$ (89.6)	$ (482.4)

Loss per share:
Basic	$ (0.24)	$ (1.31)
Diluted	$ (0.24)	$ (1.31)

Weighted average shares:
Basic	377.28	369.61
Diluted	377.28	369.61

Cash dividends per share	$ 0.095	$ 0.095

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	2002	2001
	(Restated)	(Restated)

REVENUE	$4,534.9	$5,056.6

OPERATING EXPENSES:
Salaries and related expenses	2,621.3	2,878.4
Office and general expenses	1,486.8	1,565.9
Amortization of intangible assets	9.5	126.9
Restructuring and other merger related costs	12.1	645.6
Long-lived asset impairment and other charges	118.7	303.1

Total operating expenses	4,248.4	5,519.9

OPERATING INCOME (LOSS)	286.5	(463.3)

OTHER INCOME (EXPENSE):
Interest expense	(108.9)	(125.8)
Interest income	20.9	29.1
Other income (expense), net	14.6	11.3
Investment impairment	(21.1)	(208.3)
Total other expense	(94.5)	(293.7)

Income (loss) before provision for income taxes	192.0	(757.0)

Provision for (benefit from) income taxes	94.2	(143.0)

Income (loss) of consolidated companies	97.8	(614.0)

Income applicable to minority interests	(22.6)	(20.3)
Equity in net income of unconsolidated affiliates	4.0	3.4

NET INCOME (LOSS)	$ 79.2	$ (630.9)

Earnings (loss) per share:
Basic	$ 0.21	$ (1.71)
Diluted	$ 0.21	$ (1.71)

Weighted average shares:
Basic	375.31	368.22
Diluted	381.08	368.22

Cash dividends per share	$ 0.285	$ 0.285

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

ASSETS

	September 30,	December 31,
	2002	2001
	(Restated)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$ 615.0	$ 935.2
Account receivables (net of allowance for doubtful accounts: 2002-$111.9; 2001-$90.7)	4,471.1	4,673.2
Expenditures billable to clients	455.6	325.5
Deferred taxes	30.3	80.0
Prepaid expenses and other current assets	412.4	337.6

Total current assets	5,984.4	6,351.5

FIXED ASSETS, AT COST:
Land and buildings	166.9	161.1
Furniture and equipment	1,131.5	1,083.2
Leasehold improvements	493.7	461.4
	1,792.1	1,705.7
Less: accumulated depreciation	(972.7)	(858.0)

Total fixed assets	819.4	847.7

OTHER ASSETS:
Investment in unconsolidated affiliates	188.2	156.7
Deferred taxes	528.2	495.0
Other assets and miscellaneous investments	402.0	427.9
Goodwill	3,272.2	2,994.3
Other intangible assets (net of accumulated
amortization: 2002-$40.1; 2001-$24.0)	83.0	102.2

Total other assets	4,473.6	4,176.1

TOTAL ASSETS	$11,277.4	$11,375.3

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2002	2001
	(Restated)	(Restated)
CURRENT LIABILITIES:
Accounts payable	$ 4,675.9	$ 4,555.5
Accrued expenses	1,009.8	1,323.7
Loans payable	535.0	453.1
Accrued income taxes	5.2	61.5
Dividends payable	--	36.0

Total current liabilities	6,225.9	6,429.8

NON-CURRENT LIABILITIES:
Long-term debt	1,227.3	1,356.8
Convertible subordinated notes	560.5	548.5
Zero-coupon convertible senior notes	579.6	575.3
Deferred compensation	405.1	377.3
Accrued postretirement benefits	56.5	54.4
Other non-current liabilities	110.3	103.8
Minority interests in consolidated subsidiaries	65.6	89.3

Total non-current liabilities	3,004.9	3,105.4

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: none
Common stock, $0.10 par value,
shares authorized: 550.0,
shares issued: 2002 - 388.8; 2001 - 385.8	38.9	38.6
Additional paid-in capital	1,790.0	1,785.2
Retained earnings	874.4	868.3
Accumulated other comprehensive loss, net of tax	(403.3)	(447.8)
	2,300.0	2,244.3

Less:
Treasury stock, at cost: 2002 - 3.7 shares; 2001 - 7.3 shares	(141.8)	(290.2)
Unamortized deferred compensation	(111.6)	(114.0)

Total stockholders' equity	2,046.6	1,840.1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,277.4	$11,375.3

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions)
(Unaudited)

	2002	2001
	(Restated)	(Restated)

Net Loss	$ (89.6)	$(482.4)

Foreign Currency Translation Adjustments	(36.2)	22.7

Unrealized Holding Gains (Losses) on Securities
Unrealized holding losses	(9.9)	--
Tax benefit	4.1	--

Unrealized holding losses on securities	(5.8)	--

Comprehensive Loss	$ (131.6)	$(459.7)

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions)
(Unaudited)

	2002	2001
	(Restated)	(Restated)

Net Income (Loss)	$ 79.2	$(630.9)

Foreign Currency Translation Adjustments	53.0	(76.0)

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains	0.9	9.2
Tax expense	(0.4)	(3.8)
Unrealized holding losses	(15.4)	(7.7)
Tax benefit	6.4	3.2

Reclassification of unrealized loss to net earnings	--	89.4
Tax benefit	--	(37.5)
Unrealized holding gains (losses) on securities	(8.5)	52.8

Comprehensive Income (Loss)	$123.7	$(654.1)

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions)
(Unaudited)
	2002	2001
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 79.2	$ (630.9)
Adjustments to reconcile net income (loss) to
cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	150.1	156.2
Amortization of intangible assets	9.5	126.9
Amortization of restricted stock awards and bond discounts	62.9	51.7
Provision for (benefit of) deferred income taxes	32.2	(183.9)
Undistributed equity earnings	(4.0)	(3.4)
Income applicable to minority interests	22.6	20.3
Restructuring charges - non-cash	--	104.3
Long-lived asset impairment and other charges	118.7	275.6
Investment impairment	21.1	208.3
Other, non-cash	(12.3)	(6.9)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	383.0	744.2
Expenditures billable to clients	(119.6)	(17.4)
Prepaid expenses and other current assets	(59.2)	(43.7)
Accounts payable, accrued expenses and other current liabilities	(366.2)	(1,158.8)
Accrued income taxes	(55.1)	(186.9)
Other non-current assets and liabilities	(11.2)	36.4

Net cash provided by (used in) operating activities	251.7	(508.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(257.0)	(227.8)
Capital expenditures	(123.5)	(194.7)
Proceeds from sales of businesses	21.7	13.5
Proceeds from sales of long-term investments	42.6	20.3
Purchases of long-term investments	(42.1)	(22.5)
Maturities of short-term marketable securities	39.8	35.0
Purchases of short-term marketable securities	(14.0)	(43.4)
Other investments and miscellaneous assets	(28.1)	(92.1)

Net cash used in investing activities	(360.6)	(511.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term bank borrowings	6.3	115.2
Proceeds from long-term debt	5.3	1,200.2
Proceeds from termination of interest rate swaps	41.5	--
Payments of long-term debt	(138.0)	(273.4)
Treasury stock acquired	--	(87.8)
Treasury stock transactions	(7.9)	(26.0)
Issuance of common stock	49.7	69.7
Distributions to minority interest	(18.0)	(8.6)
Contributions from minority interest	1.5	5.9
Cash dividends - Interpublic	(109.0)	(94.6)
Cash dividends - pooled companies	--	(15.2)

Net cash provided by (used in) financing activities	(168.6)	885.4

Effect of exchange rates on cash and cash equivalents	(42.7)	(24.7)

Decrease in cash and cash equivalents	(320.2)	(159.0)
Cash and cash equivalents at beginning of year	935.2	844.6

Cash and cash equivalents at end of period	$ 615.0	$ 685.6

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

1.

Basis of Presentation
In the opinion of management, the financial statements included herein contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company" or "Interpublic") December 31, 2001 Annual Report to Stockholders. As discussed in Note 2, the financial statements for prior periods have been restated and the Company has filed a Form 10-K/A for 2001. The operating results for the first nine months of the year are not necessarily indicative of the results for the year or other interim periods.

As discussed in Note 2, the Company identified total asset impairment and other charges of $118.7 ($83.8, net of tax) and $47.0 ($35.3, net of tax) in other adjustments related to prior periods. The total amount of these charges has been recorded through a restatement of previously reported amounts.

Certain prior year amounts have been reclassified to conform with current year presentation. Additionally, as discussed in Note 8 below, the consolidated statement of operations is not comparable to the prior year reflecting a change in accounting principle pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

2.

Restatement
DECEMBER 2002 RESTATEMENT:  During the second and third quarters of 2002, the Company identified total charges of $181.3 ($135.9, net of tax) that were related to prior periods. In December 2002, the Company restated its financial statements for periods up to and including June 30, 2002. The amounts described within this document "as previously reported" reflect the amounts restated in December 2002.

As a result of a review undertaken surrounding the process of internally allocating certain overhead costs and reimbursable charges to operating units throughout the world, the Company identified and recorded $101.0 of intracompany charges. The review related to McCann-Erikson WorldGroup ("McCann"). Cost allocations are performed by McCann in order to, among other things, satisfy regulatory authorities and measure client account profitability. The charges were principally in Europe and had been included in accounts receivable and work in progress rather than being expensed.

In addition to the intracompany charges, the Company identified an additional $36.3 at McCann principally related to estimates of insurance proceeds not yet realized, specific write-offs of receivables and work in progress, costs that had been capitalized rather than expensed and other items. An additional $44.0 at subsidiaries other than McCann was identified. The largest component of the total was $30.3 related to understated liabilities, which the Company has concluded date back to 1996 and prior, at a subsidiary within The Partnership. The understated liabilities were identified as a result of the Company changing a subsidiary ledger system. Additionally, the Company identified $8.7 related to revenue and cost recognition adjustments at a subsidiary of Interpublic Sports and Entertainment Group.

RESTATEMENT ANNOUNCED MARCH 2003:  During the fourth quarter of 2002, the Company identified total asset impairment and other charges of $118.7 ($83.8, net of tax) that related to the three months ended September 30, 2002. Additionally, $47.0 ($35.3, net of tax) in other adjustments was identified that related to prior periods from January 1, 1997 through September 30, 2002 of which $16.8 ($13.3, net of tax) and $23.2 ($17.5, net of tax) related to the three months and nine months ended September 30, 2002, respectively. The total amount of these charges has been reported through a restatement of previously recorded amounts in this Form 10-Q/A.

OCTAGON MOTORSPORTS (OMS) IMPAIRMENT:  OMS owns and leases certain racing circuit facilities that are used for automobile, motorcycle and go-cart racing, primarily in the United Kingdom. Beginning in the second quarter of 2002 and continuing in subsequent quarters, certain of the Octagon businesses experienced significant operational difficulties, including significantly lower than anticipated attendance at the marquee British Grand Prix race in July 2002. These events and a change in management at OMS in the third quarter of 2002 led the Company to begin assessing its long-term strategy for OMS.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company prepared a valuation of OMS to assess its fair value. For this purpose, the Company used a valuation method based on the valuations of comparable, publicly traded entities. This method was considered by management to be the most appropriate one to value OMS, and based on the results of this analysis, the Company concluded that no impairment charge was required at September 30, 2002.

Throughout the fourth quarter of 2002, the Company continued to assess various strategic alternatives for the OMS business. In order to assist in evaluating strategic alternatives, the Company prepared a discounted cash flow analysis which indicated that the book value of OMS significantly exceeded its estimated fair value and that a goodwill impairment had occurred. As part of this process, the Company reassessed its third quarter valuation and its key assumptions, and concluded that the impairment charge should have been recorded in the third quarter of 2002.

In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company's long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company concluded that the book value of certain asset groupings at OMS was significantly higher than their expected future cash flows and that an impairment had occurred.

Accordingly, the Company has recognized a non-cash impairment loss and related charge of $118.7 ($83.8, net of tax) as of September 30, 2002 through a restatement of previously recorded results for that period. The charges included $82.1 of goodwill impairment, $24.6 of fixed asset write-offs, and $12.0 to record the fair value of an associated put option.

Subsequent to the third quarter, management determined that its original operating plans were no longer feasible and decided to explore options to exit some or all of these businesses. The remaining book value of long-lived assets relating to OMS is approximately $73 at September 30, 2002, and this amount, as well as other substantial contractual obligations, may not be fully recoverable depending upon the exit strategy ultimately followed. In addition, OMS is contractually required to upgrade and improve certain of its existing facilities over the next 2 years. These capital expenditures amount to approximately $38 and are expected to be impaired as incurred based on current cash flow analysis for the relevant asset groupings.

OTHER ADJUSTMENTS: During the fourth quarter of 2002, the Company has also identified $47.0 ($35.3, net of tax) of charges that relate to periods prior to and including September 30, 2002. These charges have been recorded through a restatement of previously reported amounts.

Of the total amount of pre-tax charges, $17.1 related to OMS, including $12.0 in additional charges to straight-line certain long-term contracts and $5.1 to write-off a minority interest receivable. The total pre-tax amount that related to the three and nine months ended September 30, 2002 was $13.4 and $14.6, respectively.

In addition to OMS amounts, total pre-tax charges of $29.9 were identified related to other subsidiaries of the Company. Included in this amount were adjustments to record intangible asset amortization, deferred compensation contracts not recorded, inappropriate purchase accounting adjustments, compensation costs that had been deferred instead of being expensed and other items. The total pre-tax amount that related to the three and nine months ended September 30, 2002 was $3.4 and $8.6, respectively.

OTHER ITEMS See Note 12 for a discussion of certain liquidity matters and amendments under credit agreements.

The Company has been advised by the Securities and Exchange Commission staff that it has issued a formal order in connection with its investigation of the Company's previously announced restatement of earnings for the periods from 1997 through June 2002. The matter had been subject to an informal SEC inquiry. The Company is cooperating fully with the Commission.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)
The table below presents a summary of the impact of restating the financial statements for the periods presented herein.

CONSOLIDATED STATEMENT OF OPERATIONS

	As Previously Reported	As Restated
Three months ended September 30, 2002
- Operating income (loss)	$ 62.3	$ (67.5)
- Net income (loss)	$ 7.5	$ (89.6)
- Earnings (loss) per share - Basic	$ 0.02	$ (0.24)
- Earnings (loss) per share - Diluted	$ 0.02	$ (0.24)

Nine months ended September 30, 2002
- Operating income	$ 422.7	$ 286.5
- Net income	$ 180.5	$ 79.2
- Earnings per share - Basic	$ 0.48	$ 0.21
- Earnings per share - Diluted	$ 0.47	$ 0.21

Three months ended September 30, 2001
- Operating loss	$(574.9)	$(576.6)
- Net loss	$(481.1)	$(482.4)
- Loss per share - Basic	$ (1.30)	$ (1.31)
- Loss per share - Diluted	$ (1.30)	$ (1.31)

Nine months ended September 30, 2001
- Operating loss	$(459.0)	$(463.3)
- Net loss	$(627.8)	$(630.9)
- Loss per share - Basic	$ (1.70)	$ (1.71)
- Loss per share - Diluted	$ (1.70)	$ (1.71)

CONSOLIDATED BALANCE SHEETS

December 31, 2001
CURRENT ASSETS:
Cash and cash equivalents	$ 935.2	$ 935.2
Accounts receivable	4,674.9	4,673.2
Other current assets	743.1	743.1
TOTAL CURRENT ASSETS	$ 6,353.2	$ 6,351.5

FIXED ASSETS	$ 847.7	$ 847.7

OTHER ASSETS	$ 4,189.6	$ 4,176.1

TOTAL ASSETS	$11,390.5	$11,375.3

LIABILITES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,876.8	$ 5,879.2
Loans payable	453.1	453.1
Accrued income taxes	65.2	61.5
Dividends payable	36.0	36.0
TOTAL CURRENT LIABILITIES	$ 6,431.1	$ 6,429.8

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

			As Previously Reported	As Restated

		NON-CURRENT LIABILITIES	$ 3,101.5	$ 3,105.4

		STOCKHOLDERS' EQUITY	$ 1,857.9	$ 1,840.1

		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,390.5	$11,375.3

		September 30, 2002 (a)
		CURRENT ASSETS:
		Cash and cash equivalents	$ 615.0	$ 615.0
		Accounts receivable	4,474.2	4,471.1
		Other current assets	898.3	898.3
		TOTAL CURRENT ASSETS	$ 5,987.5	$ 5,984.4

		FIXED ASSETS	$ 845.8	$ 819.4

		OTHER ASSETS	$ 4,545.0	$ 4,473.6

		TOTAL ASSETS	$11,378.3	$11,277.4

		LIABILITES AND STOCKHOLDERS' EQUITY:
		CURRENT LIABILITIES:
		Accounts payable and accrued expenses	$ 5,683.4	$ 5,685.7
		Loans payable	535.0	535.0
		Accrued income taxes	14.8	5.2
		TOTAL CURRENT LIABILITIES	$ 6,233.2	$ 6,225.9

		NON-CURRENT LIABILITIES	$ 2,974.9	$ 3,004.9

		STOCKHOLDERS' EQUITY	$ 2,170.2	$ 2,046.6

		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,378.3	$11,277.4

	(a)	Restated Stockholders' Equity includes a $4.5 adjustment to Foreign Currency Translation adjustment for September 30, 2002.

3.	Earnings (Loss) Per Share
	The following sets forth the computation of earnings (loss) per share for the three and nine month periods ended September 30, 2002 and 2001:

			Three Months Ended September 30,
			2002 (Restated)		2001 (Restated)
	Basic
	Net loss		$ (89.6)		$(482.4)

	Weighted average number of common shares outstanding		377.28		369.61

	Loss per share		$ (0.24)		$ (1.31)

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

	Diluted (a)
	Net loss - diluted		$ (89.6)		$(482.4)

	Weighted average number of common shares outstanding		377.28		369.61

	Weighted average number of incremental shares
	in connection with restricted stock
	and assumed exercise of stock options		--		--

	Weighted average number of common shares outstanding - diluted		377.28		369.61

	Loss per share - diluted		$ (0.24)		$ (1.31)

	(a)

The computation of diluted earnings per share for 2002 and 2001 excludes the assumed conversion of the 1.80% and 1.87% Convertible Subordinated Notes and the conversion of restricted stock and assumed exercise of stock options because they were anti-dilutive.

				Nine Months Ended September 30,
				2002 (Restated)	2001 (Restated)
	Basic
	Net income (loss)			$ 79.2	$(630.9)

	Weighted average number of common shares outstanding			375.31	368.22

	Earnings (loss) per share			$ 0.21	$ (1.71)

	Diluted (b)
	Net income (loss)			$ 79.2	$(630.9)

	Weighted average number of common shares outstanding			375.31	368.22

	Weighted average number of incremental shares
	in connection with restricted stock
	and assumed exercise of stock options			5.77	--

	Weighted average number of common shares outstanding - diluted			381.08	368.22

	Earnings (loss) per share - diluted			$ 0.21	$ (1.71)

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

5.

Long-Lived Asset Impairment and Other Charges
In the third quarter of 2002, the Company determined that the value of certain goodwill and long-lived assets was in excess of their fair values. As discussed in Note 2, total pre-tax charges of $118.7 ($83.8, net of tax) were recorded in 2002 of which $106.7 related to asset impairment and $12.0 related to other charges.

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

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2002 (Restated)	2001 (Restated)	2002 (Restated)	2001 (Restated)
	Reported net income (loss)	$ (89.6)	$(482.4)	$ 79.2	$(630.9)
	Add back:
	Goodwill amortization	--	41.8	--	124.0
	Tax benefit on goodwill amortization	--	(6.6)	--	(18.4)
	Adjusted net income (loss)	$ (89.6)	$(447.2)	$ 79.2	$(525.3)

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

	Basic earnings (loss) per share:
	Reported earnings (loss)	$(0.24)	$(1.31)	$0.21	$(1.71)
	Add back: goodwill amortization, net of tax	--	0.09	--	0.28
	Adjusted earnings (loss)	$(0.24)	$(1.22)	$0.21	$(1.43)

	Diluted earnings (loss) per share:
	Reported earnings (loss)	$(0.24)	$(1.31)	$0.21	$(1.71)
	Add back: goodwill amortization, net of tax	--	0.09	--	0.28
	Adjusted earnings (loss)	$(0.24)	$(1.22)	$0.21	$(1.43)

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

In August 2001, SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144") was issued. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets to be Disposed of ("SFAS 121"), and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also amends ARB (Accounting Research Bulletins) 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS 121. Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

10.

Segment Information
During the second quarter of 2002, the Company reorganized its operations. Prior to the second quarter, the Company was organized into four global operating groups: a) McCann-Erickson WorldGroup ("McCann"), b) the FCB Group ("FCB"), c) The Partnership and d) Advanced Marketing Services ("AMS"). In the second quarter, the Company carved out certain operations related to sports and event planning activities and combined them to form a fifth global operating group, Interpublic Sports and Entertainment Group ("SEG"). Each of McCann, FCB, The Partnership, AMS and SEG operate with the same business objective which is to provide clients with a wide variety of services that contribute to the delivery of a message and to the maintenance or creation of a brand. However, the Partnership and AMS historically have had lower gross margins than the Company average. The five global operating groups share numerous clients, have similar cost structures, provide services in a similar fashion and draw their employee base from the same sources. The annual margins of each of the five groups may vary due to global economic conditions, client spending and specific circumstances such as the Company's restructuring activities. However, based on the respective future prospects of the five groups, the Company believes that the long-term average gross margin of each of these five groups will converge over time and, given the similarity of the operations, the five groups have been aggregated.

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

12.

Debt and Certain Liquidity Matters
As of September 30, 2002, the Company had two revolving credit facilities provided by a syndicate of banks (the "Revolving Credit Facilities") in an aggregate amount of $875.0, which are utilized to fund the Company's ordinary course business needs. The Revolving Credit Facilities bear interest rates at either a bank's base rate or LIBOR, at the Company's option. Furthermore, the interest rate on base rate loans is affected by the facilities' utilization levels, and the interest rate on LIBOR loans is affected by utilization levels and the Company's credit ratings. Based on the Company's credit ratings (as of November 19, 2002) of BBB and Baa3, as reported by Standard & Poor's and Moody's Investors Services, Inc., respectively, the interest rate for base rate loans is 4.25% and the interest spread with respect to LIBOR loans is 1.0%. At September 30, 2002, approximately $103.5 was borrowed under these facilities, and as of November 15, 2002, approximately $48.7 was borrowed. The Revolving Credit Facilities include financial covenants that set maximum levels of debt as a function of EBITDA and minimum levels of EBITDA as a function of interest expense (as defined in these agreements). As of September 30, 2002, the Company was in compliance with both of the financial covenants in the Revolving Credit Facilities.

The Company's note purchase agreements with The Prudential Insurance Company of America (the "Prudential Agreements") also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). Due to the impact on the Company's net worth resulting from (a) lower operating profit in the third quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement involving total charges of $181.3 described in Note 2 to the Company's Consolidated Financial Statements, as of September 30, 2002 filed on Form 10-Q (the "third quarter restatement"), the Company required and received waivers related to its financial covenants in the Prudential Agreements.

In addition, the Company obtained waivers of certain other provisions (excluding financial covenants) contained in its Revolving Credit Facilities and in certain of its term loan agreements, including the Prudential Agreements, which related to the third quarter restatement. In connection with the waivers for its Revolving Credit Facilities, the Company agreed to an increase in interest rates and commitment fees payable to the lenders. In connection with the waivers for the Prudential Agreements, the Company agreed to increase the interest rates on the $148.8 outstanding under the Prudential Agreements. As a result, the interest rates (as of November 19, 2002) on the notes issued pursuant to the Prudential Agreements were increased to range from 7.55% to 9.51%. In addition to the increase in interest rates on the Prudential Agreements and the Revolving Credit Facilities, the Company paid fees to the lenders as additional consideration for their granting the waivers and amendments discussed above. The impact of the fees paid and the increased interest rates will not be material to the Company's financial position, cash flows or results of operations.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

The Company also agreed to amend the Revolving Credit Facilities and the Prudential Agreements prior to January 15, 2003 to include limitations that are mutually acceptable to the Company and the lenders on the ability of the Company (i) to make acquisitions or investments, (ii) to make capital expenditures, (iii) to declare or pay dividends and (iv) to repurchase shares or other debt securities. Until this amendment is effective, the Company agreed not to shorten the maturity or amortization of, or prepay any amounts under, its term loan agreements or any other long-term debt (other than (a) in connection with a debt refinancing having the same or later maturity or (b) prepayments pursuant to the terms of the Revolving Credit Facilities). (See below for resolution of these matters on February 10, 2003.)

In addition to the Revolving Credit Facilities, at September 30, 2002, the Company had $122.2 of committed lines of credit, all of which was provided by overseas banks which participate in the Company's Revolving Credit Facilities. At September 30, 2002, approximately $57.2 was outstanding under these lines of credit.

At September 30, 2002, the Company also had $717.0 of uncommitted lines of credit, $459.9 of which was provided by banks which participate in the Company's Revolving Credit Facilities. At September 30, 2002, approximately $326.4 was outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

At September 30, 2002, the Company had contingent obligations under guarantees and letters of credit issued by banks for the account of the Company and its subsidiaries in an aggregate amount of approximately $256.6. As of November 15, 2002, this aggregate amount was approximately $244.8.

Subsequent Events

On October 25, 2002, Moody's Investors Services, Inc., downgraded the Company's credit rating to Baa3. On December 6, 2002, Standard and Poor's downgraded the Company's credit rating to BBB-. As of December 6, 2002, the combined effect of the downgrades was an increase in the interest spread payable under the Revolving Credit Facility of 25 basis points. The current interest spread with respect to LIBOR loans is 1.25%, effective as of December 31, 2002.

On February 10, 2003, the Company amended certain provisions of the Revolving Credit Facilities and the Prudential Agreements. The new terms of the Revolving Credit Facilities and the Prudential Agreements restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments, make capital expenditures and prepay long-term debt, as well as the ability of the Company's domestic subsidiaries to incur additional debt. Certain of these limitations will be modified upon receipt of aggregate net cash proceeds equal to at least $400.0 from asset sales and capital markets transactions. The level of proceeds from such transactions and the outstanding balance of the Company's zero-coupon convertible senior notes due 2021 (the "Zero-Coupon Notes") will determine the permitted levels of annual acquisition spending and the permitted level of long-term debt prepayment. The level of proceeds, the outstanding balance of the Zero-Coupon Notes and the Company's future earnings performance will determine the permitted levels of share buybacks and dividend payments.

All limitations on dividend payments and share buybacks expire when such proceeds equal at least $600.0, the Zero-Coupon Notes have been substantially retired and earnings before interest, taxes, depreciation and amortization exceed $1.3 billion for four consecutive quarters.

The Company's option to extend the maturity of the $500.0 364-day facility for a one-year term, from May 13, 2003, is restricted until at least $400.0 of aggregate net proceeds are realized from asset sales and capital markets transactions.

As of March 5, 2003, approximately $50.1 was borrowed under the Revolving Credit Facilities.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

Certain defined terms relating to financial covenants contained in the Revolving Credit Facilities and the Prudential Agreements were also amended effective as of December 31, 2002. The definition of debt for borrowed money in the Revolving Credit Facilities was modified to include the Company's 1.8% Convertible Subordinated Notes due 2004 and 1.87% Convertible Subordinated Notes due 2006. The definition of EBITDA in the Revolving Credit Agreements and the definition of cash flow and consolidated net worth in the Prudential Agreements were amended to include up to $500.0 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002 and the quarter ended September 30, 2002. The corresponding financial covenant ratio levels in the Revolving Credit Facilities and the Prudential Agreements were also amended.

Furthermore, as of December 31, 2002, the Company agreed to increase the interest rates on the $148.8 outstanding under the Prudential Agreements. As a result, the current interest rates on the notes issued pursuant to the Prudential Agreements range from 8.0% to 10.01%. The impact of the increased interest rates will not be material to the Company's financial position, cash flows or results of operations.

On February 10, 2003, the Company also received from UBS AG and affiliates a commitment for an interim credit facility (the "UBS Commitment") providing for $500.0, maturing no later than July 31, 2004 and available to the Company beginning May 15, 2003, subject to certain conditions. The UBS Commitment will terminate at such time as the Company is in receipt of net proceeds equal to at least $400.0 from asset sales or one or more offerings of securities and the Company agreed to use commercially reasonable efforts to raise such proceeds through an offering of securities. If the UBS Commitment has not terminated, UBS may require that the Company issue securities generating aggregate net cash proceeds of up to $400.0 prior to April 1, 2003, up to $500.0 on or after April 1, 2003 and prior to May 15, 2003, and, if the Company's liquidity needs require, up to $800.0 on or after that date. If the Company does not comply with any such request from UBS, or if the Company fails to meet the specific disclosure and offering-related timetable set forth in the UBS Commitment, UBS is entitled to terminate its financing commitment. In connection with this commitment, the Company agreed to certain fees the impact of which will not be material to the Company's financial position, cash flows or results of operation.

On February 26, 2003, the Company obtained waivers of certain defaults under the Revolving Credit Facilities and the Prudential Agreements relating to the restatement described in Note 2 to the Company's Consolidated Financial Statements. The waivers covered certain financial reporting requirements related to the Company's consolidated financial statements for the quarter ended September 30, 2002. No financial covenants were required to be waived.

On March 3, 2003, in addition, in connection with the Company's restatement of its third quarter results, the Company amended the UBS Commitment to allow UBS to terminate its financing commitment (a) in the event of specified material adverse changes in financial, political or economic conditions, including an outbreak of hostilities involving the United States, that could materially adversely affect syndication of the interim credit facility or the ability to complete a capital markets transaction or (b) in the event of a material adverse change in the securities lending market for the Company's equity securities that could materially adversely affect the Company's ability to complete a certain type of capital markets transaction.

The Company's current liquidity has been negatively impacted by lower profitability and issues resulting from the restatements. The Company believes that cash flow from operations, together with its availability under existing lines of credit and expected refinancings thereof and cash on hand, will be sufficient to fund the Company's working capital needs and other obligations for the next twelve months. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity and access to capital markets, to meet such requirements. Unanticipated decreases in cash flow from operations as a result of decreased demand for our services and other developments may require the Company to seek other sources of liquidity (including the disposition of certain assets) and modify its operating strategies.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

Other

On January 15, 2003, the Company announced that it had hired outside advisors to help it explore strategic alternatives regarding NFO WorldGroup, and is currently in discussions concerning a possible sale.

13.

Contingencies
Legal Matters
Federal Securities Class Actions
Thirteen federal securities purported class actions were filed against The Interpublic Group of Companies, Inc. (referred to hereinafter as "Interpublic" or the "Company") and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the Court and lead counsel appointed for all plaintiffs, on November 8, 2002. A consolidated amended complaint was filed thereafter on January 10, 2003. The purported classes consist of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933 in connection with Interpublic's acquisition of True North Communications, Inc. ("True North"). No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion. The motion is currently pending.

State Securities Class Actions
Two state securities purported class actions were filed against the Company and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's November 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who acquired Interpublic stock on or about June 25, 2001 in connection with Interpublic's acquisition of True North Communications, Inc. ("True North"). These lawsuits allege that Interpublic and certain of its present and former directors and officers allegedly made misleading statements in connection with the filing of a registration statement on May 9, 2001 in which Interpublic issued 67,644,272 shares of its common stock for the purpose of acquiring True North, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results at that time. The suits allege that such misleading statements constitute violations of Sections 11 and 15 of the Securities Act of 1933. No amount of damages is specified in the complaints. These actions were filed in the Circuit Court of Cook County, Illinois. On December 18, 2002, defendants removed these actions from Illinois state court to the United States District Court for the Northern District of Illinois. Thereafter, on January 10, 2003, defendants moved to transfer these two actions to the Southern District of New York. Plaintiffs have moved to remand the actions to Illinois state court, and have opposed defendants' motion to transfer. Those motions are now pending.

State Derivative Actions
In addition to the federal lawsuits, several shareholder derivative suits have been filed. On October 24, 2002, a shareholder derivative suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the Board of Directors. The suit alleges a breach of fiduciary duties to Interpublic's shareholders. On November 15, 2002, another suit was filed in Delaware Court

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the Board of Directors. On December 18, 2002, defendants moved to dismiss these actions. In lieu of a response, plaintiffs consolidated the actions and filed an Amended Consolidated Complaint on January 10, 2003, again alleging breach of fiduciary duties to Interpublic's shareholders. The Amended Consolidated Complaint does not state a specific amount of damages. On January 27, 2003, defendants filed motions to dismiss the Consolidated Amended Complaint, and those motions are currently pending.

On September 4, 2002, a shareholder derivative suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of the Company against the Board of Directors and against the Company's auditors. This suit alleged a breach of fiduciary duties to Interpublic's shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in the New York Supreme Court, New York County. The plaintiffs from these two shareholder derivative suits filed an Amended Derivative Complaint on January 31, 2003. The Amended Derivative Complaint does not state a specific amount of damages. On February 24, 2003, plaintiffs also filed a Shareholders' Derivative Complaint in the United States District Court for the Southern District of New York. This action alleges the same breach of fiduciary duties claim as the state court actions, and adds a claim for contribution and forfeiture against two of the individual defendants pursuant to Section 21D of the Exchange Act and Section 304 of the Sarbanes-Oxley Act. The complaint does not state a specific amount of damages. Defendants intend to move to dismiss these derivative actions.

The Company intends to vigorously defend the actions discussed above. While the proceedings are in the early stages and contain an element of uncertainty, the Company has no reason to believe that the final resolution of the actions will have a material effect on the Company's financial position, cash flows or results of operations.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

RESULTS OF OPERATIONS

Restatement
DECEMBER 2002 RESTATEMENT:  During the second and third quarters of 2002, the Company identified total charges of $181.3 ($135.9, net of tax) that were related to prior periods. In December 2002, the Company restated its financial statements for periods up to and including June 30, 2002. The amounts described within this document "as previously reported" reflect the amounts restated in December 2002.

As a result of a review undertaken surrounding the process of internally allocating certain overhead costs and reimbursable charges to operating units throughout the world, the Company identified and recorded $101.0 of intracompany charges. The review related to McCann-Erikson WorldGroup ("McCann"). Cost allocations are performed by McCann in order to, among other things, satisfy regulatory authorities and measure client account profitability. The charges were principally in Europe and had been included in accounts receivable and work in progress rather than being expensed.

In addition to the intracompany charges, the Company identified an additional $36.3 at McCann principally related to estimates of insurance proceeds not yet realized, specific write-offs of receivables and work in progress, costs that had been capitalized rather than expensed and other items. An additional $44.0 at subsidiaries other than McCann was identified. The largest component of the total was $30.3 related to understated liabilities, which the Company has concluded date back to 1996 and prior, at a subsidiary within The Partnership. The understated liabilities were identified as a result of the Company changing a subsidiary ledger system. Additionally, the Company identified $8.7 related to revenue and cost recognition adjustments at a subsidiary of Interpublic Sports and Entertainment Group.

RESTATEMENT ANNOUNCED MARCH 2003:  During the fourth quarter of 2002, the Company identified total asset impairment and other charges of $118.7 ($83.8, net of tax) that related to the three months ended September 30, 2002. Additionally, $47.0 ($35.3, net of tax) in other adjustments was identified that related to prior periods from January 1, 1997 through September 30, 2002 of which $16.8 ($13.3, net of tax) and $23.2 ($17.5, net of tax) related to the three months and nine months ended September 30, 2002, respectively. The total amount of these charges has been reported through a restatement of previously recorded amounts in this Form 10-Q/A.

OCTAGON MOTORSPORTS (OMS) IMPAIRMENT:  OMS owns and leases certain racing circuit facilities that are used for automobile, motorcycle and go-cart racing, primarily in the United Kingdom. Beginning in the second quarter of 2002 and continuing in subsequent quarters, certain of the Octagon businesses experienced significant operational difficulties, including significantly lower than anticipated attendance at the marquee British Grand Prix race in July 2002. These events and a change in management at OMS in the third quarter of 2002 led the Company to begin assessing its long-term strategy for OMS.

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company prepared a valuation of OMS to assess its fair value. For this purpose, the Company used a valuation method based on the valuations of comparable, publicly traded entities. This method was considered by management to be the most appropriate one to value OMS, and based on the results of this analysis, the Company concluded that no impairment charge was required at September 30, 2002.

Throughout the fourth quarter of 2002, the Company continued to assess various strategic alternatives for the OMS business. In order to assist in evaluating strategic alternatives, the Company prepared a discounted cash flow analysis which indicated that the book value of OMS significantly exceeded its estimated fair value and that a goodwill impairment had occurred. As part of this process, the Company reassessed its third quarter valuation and its key assumptions, and concluded that the impairment charge should have been recorded in the third quarter of 2002.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company's long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company concluded that the book value of certain asset groupings at OMS was significantly higher than their expected future cash flows and that an impairment had occurred.

Accordingly, the Company has recognized a non-cash impairment loss and related charge of $118.7 ($83.8, net of tax) as of September 30, 2002 through a restatement of previously recorded results for that period. The charges included $82.1 of goodwill impairment, $24.6 of fixed asset write-offs, and $12.0 to record the fair value of an associated put option.

Subsequent to the third quarter, management determined that its original operating plans were no longer feasible and decided to explore options to exit some or all of these businesses. The remaining book value of long-lived assets relating to OMS is approximately $73 at September 30, 2002, and this amount, as well as other substantial contractual obligations, may not be fully recoverable depending upon the exit strategy ultimately followed. In addition, OMS is contractually required to upgrade and improve certain of its existing facilities over the next 2 years. These capital expenditures amount to approximately $38 and are expected to be impaired as incurred based on current cash flow analysis for the relevant asset groupings.

OTHER ADJUSTMENTS: During the fourth quarter of 2002, the Company has also identified $47.0 ($35.3, net of tax) of charges that relate to periods prior to and including September 30, 2002. These charges have been recorded through a restatement of previously reported amounts.

Of the total amount of pre-tax charges, $17.1 related to OMS, including $12.0 in additional charges to straight-line certain long-term contracts and $5.1 to write-off a minority interest receivable. The total pre-tax amount that related to the three and nine months ended September 30, 2002 was $13.4 and $14.6, respectively.

In addition to OMS amounts, total pre-tax charges of $29.9 were identified related to other subsidiaries of the Company. Included in this amount were adjustments to record intangible asset amortization, deferred compensation contracts not recorded, inappropriate purchase accounting adjustments, compensation costs that had been deferred instead of being expensed and other items. The total pre-tax amount that related to the three and nine months ended September 30, 2002 was $3.4 and $8.6, respectively.

OTHER ITEMS
See Note 12 for a discussion of certain liquidity matters and amendments under credit agreements.

The Company has been advised by the Securities and Exchange Commission staff that it has issued a formal order in connection with its investigation of the Company's previously announced restatement of earnings for the periods from 1996 through June 2002. The matter had been subject to an informal SEC inquiry. The Company is cooperating fully with the Commission.

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

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

The Company reported net loss of $89.6 or $0.24 loss per share and a net loss of $482.4 or $1.31 loss per share for the three months ended September 30, 2002 and 2001, respectively. Net income excluding non-recurring items was $1.5 or $0.00 and $49.7 or $0.13 diluted earnings per share for the three months ended September 30, 2002 and 2001, respectively.

The following table sets forth net income (loss) as reported and excluding non-recurring items:
	Three Months Ended September 30,
	2002 (Restated)	2001 (Restated)
Net Income (Loss)
Net loss, as reported	$(89.6)	$(482.4)

Less non-recurring items:
Restructuring and other merger related costs	(12.1)	(592.8)
Goodwill impairment and other charges	(118.7)	(81.7)
Investment impairment	--	(48.2)
Operating expense	--	(35.4)
Tax effect of above items	39.7	226.0
Total non-recurring items	(91.1)	(532.1)

Net income, excluding non-recurring items	$ 1.5	$ 49.7

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)
	Three Months Ended September 30,
	2002 (Restated)	2001
Advertising and Media Management	$ 869.9	$ 918.3
Marketing Communications	400.4	477.9
Marketing Intelligence	117.0	105.8
Marketing Services	114.9	120.0
Total Revenue	$1,502.2	$1,622.0

Operating Expenses
Worldwide operating expenses for the three months ended September 30, 2002 decreased $628.9 or 28.6% to $1,569.7 compared to the three months ended September 30, 2001. Worldwide operating expenses excluding non-recurring items for the three months ended September 30, 2002 decreased $50.0 or 3.4% compared to the three months ended September 30, 2001. The decrease in worldwide operating expenses reflects the benefit of the Company's 2001 restructuring plan and other operating cost reduction initiatives, and a decrease in amortization of intangible assets as a result of adoption of the new accounting pronouncement related to goodwill amortization (see Note 8). This decrease was partially offset by an increase in severance costs resulting from additional headcount reductions and an increase in professional fees. The decrease of (3.4)% was due to: net acquisitions/divestitures (0.6)%, impact of foreign currency changes (1.3)%, impact of the merger-related loss of Pepsi owned brands (0.2)% and reductions in operating expenses from existing operations (1.3)%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 57.4% of revenue. Salaries and related expenses for the three months ended September 30, 2002 decreased $33.7 or 3.8% to $861.6 compared to the three months ended September 30, 2001. Salaries and related expenses excluding non-recurring items for the three months ended September 30, 2002 decreased $83.7 or 8.8% compared to the three months ended September 30, 2001. The decrease is primarily a result of lower headcount, which was reduced to 51,350 at September 30, 2002 compared with approximately 58,000 at September 30, 2001 primarily as a result of the Company's 2001 restructuring plan. The decrease of (8.8)% was due to: net acquisitions/divestitures (0.6)%, impact of foreign currency changes (1.0)%, impact of the merger-related loss of Pepsi owned brands (0.2)% and reductions in salaries and related expenses from existing operations (7.0)%.

Office and general expenses decreased $11.8 or 2.0% in the three months ended September 30, 2002 to $574.2 compared to $586.0 in the three months ended September 30, 2001. Office and general expenses excluding non-recurring costs increased $73.6 or 14.7% compared to the three months ended September 30, 2001. The increase was due primarily to an increase in professional fees as a result of the restatement, write-off of certain current assets and higher new business development costs. This was offset by the Company's restructuring plan initiatives, causing reduced office rental expense, together with reductions in supplies and reduced travel and entertainment costs. The increase of 14.7% was due to: net acquisitions/divestitures (0.8)%, impact of foreign currency changes (1.9)%, impact of the merger-related loss of Pepsi owned brands (0.2)% and an increase in office and general expenses from existing operations 17.6%.

Amortization of intangible assets was $3.1 in the three months ended September 30, 2002 compared with $42.8 in the third quarter of 2001. The decrease is a result of the adoption of the new standard on accounting for goodwill and other intangible assets effective January 1, 2002. Although SFAS 142 does not require that previously reported numbers be restated, amortization of intangible assets would have been $1.0 for the third quarter of 2001 under the new standard (see Note 8).

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

Other Income (Expense), net
Other income primarily consists of investment income, gains from the sale of businesses and gains (losses) on investments, primarily marketable securities classified as available-for-sale. Other income was $4.0 for the third quarter of 2002 compared with a loss of $0.6 for the third quarter of 2001. The gain in 2002 reflects a gain on the sale of an unconsolidated affiliate in the U.S. The prior year included a loss from the sale of an unconsolidated affiliate in Europe.

Investment Impairment
During the third quarter of 2002, the Company recorded investment impairment charges of $4.9, primarily related to marketable securities and certain venture funds.

During the third quarter of 2001, the Company recorded investment impairment charges of $48.2, primarily related to non-internet investments, certain venture funds and other investments.

OTHER ITEMS
The Company's effective income tax rate was a tax benefit of 18.1% for the third quarter of 2002 and 28.0% for the third quarter of 2001. The decreased third quarter 2002 effective income tax benefit reflects the effect of the Company increasing its estimate, during the third quarter, of the full year effective income tax rate. The increased estimated full year 2002 effective income tax rate primarily results from the Company's reduced estimate of 2002 annual earnings primarily outside the U.S. as well as third quarter charges with tax benefits lower than the statutory Federal rate of 35%. The third quarter 2002 effective income tax rate includes the effect of SFAS 142 (See Note 8 to the Consolidated Financial Statements). The 2001 effective income tax rate reflects the impact of goodwill and intangible asset amortization. The 2001 effective income tax rate was also impacted by restructuring charges, other merger related costs, and goodwill and other impairment charges that resulted in tax benefits lower than the statutory rate of 35%. Excluding non-recurring items, the effective income tax rate was 68.7% for the third quarter of 2002 compared to 43.0% for the third quarter of 2001. The primary differences between the effective income tax benefit for the third quarter of 2002 of 18.1% and the statutory federal rate of 35%, in addition to the above, is due primarily to charges with tax benefit lower than the statutory rate of 35.0%.

Income applicable to minority interests was $7.9 in the third quarter of 2002 compared to $2.9 in the third quarter of 2001. The increase in the third quarter of 2002 was primarily due to the write-off of a minority interest receivable no longer considered realizable.

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

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

The Company reported net income of $79.2 or $0.21 diluted earnings per share and a net loss of $630.9 or $1.71 loss per share for the nine months ended September 30, 2002 and 2001, respectively. Net income excluding non-recurring items was $170.3 or $0.45 and $233.7 or $0.62 diluted earnings per share for the nine months ended September 30, 2002 and 2001, respectively. The following table sets forth net income (loss) as reported and excluding non-recurring items:

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)
	Nine Months Ended September 30,
	2002 (Restated)	2001
Net Income (Loss)
Net income (loss), as reported	$ 79.2	$ (630.9)

Less non-recurring items:
Restructuring and other merger related costs	(12.1)	(645.6)
Goodwill impairment and other charges	(118.7)	(303.1)
Investment impairment	--	(208.3)
Operating expense	--	(35.4)
Tax effect of above items	39.7	327.8
Total non-recurring items	(91.1)	(864.6)

Net income, excluding non-recurring items	$170.3	$ 233.7

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

The following table sets forth the estimated revenue breakdown by type of service offering. Management of the Company believes that this breakdown is a useful measure of the types of global marketing services provided. This presentation does not represent the way in which the Company is organized or managed since most of the services are offered by each of the Company's global operating groups:
	Nine Months Ended September 30,
	2002 (Restated)	2001
Advertising and Media Management	$2,670.9	$2,993.7
Marketing Communications	1,205.6	1,385.0
Marketing Intelligence	343.3	324.7
Marketing Services	315.1	353.2
Total Revenue	$4,534.9	$5,056.6

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Operating Expenses
Worldwide operating expenses for the nine months ended September 30, 2002 decreased $1,271.5 or 23.0% to $4,248.4 compared to the nine months ended September 30, 2001. Worldwide operating expenses excluding non-recurring items for the nine months ended September 30, 2002 decreased $418.2 or 9.2% compared to the nine months ended September 30, 2001. The decrease in worldwide operating expenses reflects the benefit of the Company's 2001 restructuring plan and other operating cost reduction initiatives, and a decrease in amortization of intangible assets as a result of adoption of the new accounting pronouncement related to goodwill amortization (see Note 8). The decrease of (9.2)% was due to: net acquisitions/divestitures (0.7)%, impact of foreign currency changes 0.1%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.6)% and reductions in operating expenses from existing operations (8.0)%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 57.8% of revenue. Salaries and related expenses for the nine months ended September 30, 2002 decreased $257.1 or 8.9% to $2,621.3 compared to the nine months ended September 30, 2001. Salaries and related expenses excluding non-recurring items for the nine months ended September 30, 2002 decreased $307.1 or 10.5% compared to the nine months ended September 30, 2001. The decrease is primarily a result of lower headcount, which was reduced to 51,350 at September 30, 2002 compared with approximately 58,000 at September 30, 2001 as a result of the Company's 2001 restructuring plan. The decrease of (10.5)% was due to: net acquisitions/divestitures (0.6)%, impact of foreign currency changes 0.1%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.5)% and reductions in salaries and related expenses from existing operations (9.5)%.

Office and general expenses decreased $79.1 or 5.1% in the nine months ended September 30, 2002 to $1,486.8 compared to $1,565.9 in the nine months ended September 30, 2001. Office and general expenses excluding non-recurring items for the nine months ended September 30, 2002 increased $6.2 or 0.4% compared to the nine months ended September 30, 2001. The increase was due primarily to an increase in professional fees and new business development costs, write-offs of current assets and an increase in bad debt expense offset by the impact of the loss of the Chrysler account and accounts of Pepsi owned brands and the benefit of the Company's 2001 restructuring plan initiatives, including reduced travel and entertainment costs and reduced office rental and supplies costs. The increase of 0.4% was due to: net acquisitions/divestitures (1.1)%, impact of foreign currency changes (0.1)%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.8)% and increases in office and general expenses from existing operations 2.4%.

Amortization of intangible assets was $9.5 in the nine months ended September 30, 2002 compared with $126.9 in the nine months ended September 30, 2001. The decrease is a result of the adoption of the new standard on accounting for goodwill and other intangible assets effective January 1, 2002. Although SFAS 142 does not require that previously reported numbers be restated, amortization of intangible assets would have been $2.9 for the nine months ended September 30, 2001 under the new standard (see Note 8).

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Other Income (Expense), net
Other income primarily consists of investment income, gains from the sale of businesses and gains (losses) on investments, primarily marketable securities classified as available-for-sale. Other income was $14.6 for the first nine months of 2002 compared with $11.3 for the first nine months of 2001. The gain in 2002 reflects gains on the sale of unconsolidated affiliates in Europe and the U.S., and a marketing services affiliate in the U.S. The prior year included gains on the sale of a marketing services affiliate and an unconsolidated affiliate in Europe, and non-core marketing services affiliates in the U.S.

Investment Impairment
During the first nine months of 2002, the Company recorded investment impairment charges of $21.1, primarily relating to certain investments of Octagon, a sports marketing company, European marketable securities and certain venture funds.

OTHER ITEMS
The Company's effective income tax rate was 49.1% for the first nine months of 2002 and (18.9)% for the first nine months of 2001. The 2002 effective income tax rate includes the effect of SFAS 142 (See Note 8 to the Consolidated Financial Statements). The 2001 effective income tax rate reflects the impact of goodwill and intangible asset amortization. The 2001 effective income tax rate was also impacted by restructuring charges, other merger related costs, and goodwill and other impairment charges that resulted in tax benefits lower than the statutory rate of 35%. Excluding non-recurring items, the effective income tax rate was 42.5% for the first nine months of 2001. The primary differences between the effective income tax rate and the statutory federal rate of 35% in 2002 is due to state and local taxes.

Income applicable to minority interests was $22.6 in the first nine months of 2002 compared to $20.3 in the first nine months of 2001. The increase in the first nine months of 2002 was primarily due to the write-off of a minority interest receivable no longer considered realizable, lower operating results of certain operations in Europe and the sale of a majority-owned affiliate in the U.S., offset by increased operating results from certain U.S. operations.

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

LONG LIVED ASSET IMPAIRMENT AND OTHER CHARGES

In the third quarter of 2002, the Company determined that the value of certain goodwill and long-lived assets was in excess of their fair values. As discussed in Note 2, total pre-tax charges of $118.7 ($83.8, net of tax) were recorded in 2002 of which $106.7 related to asset impairment and $12.0 related to other charges.

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

Financing Activities
Total debt at September 30, 2002 was $2,902.4, a decrease of $31.3 from December 31, 2001.

As of September 30, 2002, the Company had two revolving credit facilities provided by a syndicate of banks (the "Revolving Credit Facilities") in an aggregate amount of $875.0, which are utilized to fund the Company's ordinary course business needs. The Revolving Credit Facilities bear interest rates at either a bank's base rate or LIBOR, at the Company's option. Furthermore, the interest rate on base rate loans is affected by the facilities' utilization levels, and the interest rate on LIBOR loans is affected by utilization levels and the Company's credit ratings. Based on the Company's credit ratings (as of November 19, 2002) of BBB and Baa3, as reported by Standard & Poor's and Moody's Investors Services, Inc., respectively, the interest rate for base rate loans is 4.25% and the interest spread with respect to LIBOR loans is 1.0%. At September 30, 2002, approximately $103.5 was borrowed under these facilities, and as of November 15, 2002, approximately $48.7 was borrowed. The Revolving Credit Facilities include financial covenants that set maximum levels of debt as a function of EBITDA and minimum levels of EBITDA as a function of interest expense (as defined in these agreements). As of September 30, 2002, the Company was in compliance with both of the financial covenants in the Revolving Credit Facilities.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The Company's note purchase agreements with The Prudential Insurance Company of America (the "Prudential Agreements") also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). Due to the impact on the Company's net worth resulting from (a) lower operating profit in the third quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement involving total charges of $181.3 described in Note 2 to the Company's Consolidated Financial Statements, as of September 30, 2002 filed on Form 10-Q (the "third quarter restatement"), the Company required and received waivers related to its financial covenants in the Prudential Agreements.

In addition, the Company obtained waivers of certain other provisions (excluding financial covenants) contained in its Revolving Credit Facilities and in certain of its term loan agreements, including the Prudential Agreements, which related to the third quarter restatement. In connection with the waivers for its Revolving Credit Facilities, the Company agreed to an increase in interest rates and commitment fees payable to the lenders. In connection with the waivers for the Prudential Agreements, the Company agreed to increase the interest rates on the $148.8 outstanding under the Prudential Agreements. As a result, the interest rates (as of November 19, 2002) on the notes issued pursuant to the Prudential Agreements were increased to range from 7.55% to 9.51%. In addition to the increase in interest rates on the Prudential Agreements and the Revolving Credit Facilities, the Company paid fees to the lenders as additional consideration for their granting the waivers and amendments discussed above. The impact of the fees paid and the increased interest rates will not be material to the Company's financial position, cash flows or results of operations.

The Company also agreed to amend the Revolving Credit Facilities and the Prudential Agreements prior to January 15, 2003 to include limitations that are mutually acceptable to the Company and the lenders on the ability of the Company (i) to make acquisitions or investments, (ii) to make capital expenditures, (iii) to declare or pay dividends and (iv) to repurchase shares or other debt securities. Until this amendment is effective, the Company agreed not to shorten the maturity or amortization of, or prepay any amounts under, its term loan agreements or any other long-term debt (other than (a) in connection with a debt refinancing having the same or later maturity or (b) prepayments pursuant to the terms of the Revolving Credit Facilities). (See below for resolution of these matters on February 10, 2003).

In addition to the Revolving Credit Facilities, at September 30, 2002, the Company had $122.2 of committed lines of credit, all of which was provided by overseas banks which participate in the Company's Revolving Credit Facilities. At September 30, 2002, approximately $57.2 was outstanding under these lines of credit.

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

Subsequent Events

On October 25, 2002, Moody's Investors Services, Inc., downgraded the Company's credit rating to Baa3. On December 6, 2002, Standard and Poor's downgraded the Company's credit rating to BBB-. As of December 6, 2002, the combined effect of the downgrades was an increase in the interest spread payable under the Revolving Credit Facility of 25 basis points. The current interest spread with respect to LIBOR loans is 1.25% effective as of December 31, 2002.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

On February 10, 2003, the Company amended certain provisions of the Revolving Credit Facilities and the Prudential Agreements. The new terms of the Revolving Credit Facilities and the Prudential Agreements restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments, make capital expenditures and prepay long-term debt, as well as the ability of the Company's domestic subsidiaries to incur additional debt. Certain of these limitations will be modified upon receipt of aggregate net cash proceeds equal to at least $400.0 from asset sales and capital markets transactions. The level of proceeds from such transactions and the outstanding balance of the Company's zero-coupon convertible senior notes due 2021 (the "Zero-Coupon Notes") will determine the permitted levels of annual acquisition spending and the permitted level of long-term debt prepayment. The level of proceeds, the outstanding balance of the Zero-Coupon Notes and the Company's future earnings performance will determine the permitted levels of share buybacks and dividend payments.

All limitations on dividend payments and share buybacks expire when such proceeds equal at least $600.0, the Zero-Coupon Notes have been substantially retired and earnings before interest, taxes, depreciation and amortization exceed $1.3 billion for four consecutive quarters.

The Company's option to extend the maturity of the $500.0 364-day facility for a one-year term, from May 13, 2003, is restricted until at least $400.0 of aggregate net proceeds are realized from asset sales and capital markets transactions.

As of March 5, 2003, approximately $50.1 was borrowed under the Revolving Credit Facilities.

Certain defined terms relating to financials covenants contained in the Revolving Credit Facilities and the Prudential Agreements were also amended effective as of December 31, 2002. The definition of debt for borrowed money in the Revolving Credit Facilities was modified to include the Company's 1.8% Convertible Subordinated Notes due 2004 and 1.87% Convertible Subordinated Notes due 2006. The definition of EBITDA in the Revolving Credit Agreements and the definition of cash flow and consolidated net worth in the Prudential Agreements were amended to include up to $500.0 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002 and the quarter ended September 30, 2002. The corresponding financial covenant ratio levels in the Revolving Credit Facilities and the Prudential Agreements were also amended.

Furthermore, as of December 31, 2002, the Company agreed to increase the interest rates on the $148.8 outstanding under the Prudential Agreements. As a result, the current interest rates on the notes issued pursuant to the Prudential Agreements range from 8.0% to 10.01%. The impact of the increased interest rates will not be material to the Company's financial position, cash flows or results of operations.

On February 10, 2003, the Company also received from UBS AG and affiliates a commitment for an interim credit facility (the "UBS Commitment") providing for $500.0 million, maturing no later than July 31, 2004 and available to the Company beginning May 15, 2003, subject to certain conditions. The UBS Commitment will terminate at such time as the Company is in receipt of net proceeds equal to at least $400.0 from asset sales or one or more offerings of securities and the Company agreed to use commercially reasonable efforts to raise such proceeds though an offering of securities. If the UBS Commitment has not terminated, UBS may require that the Company issue securities generating aggregate net cash proceeds of up to $400.0 prior to April 1, 2003, up to $500.0 on or after April 1, 2003 and prior to May 15, 2003, and, if the Company's liquidity needs require, up to $800.0 on or after that date. If the Company does not comply with any such request from UBS, or if the Company fails to meet the specific disclosure and offering-related timetable set forth in the UBS Commitment, UBS is entitled to terminate its financing commitment. In connection with this commitment, the Company agreed to certain fees the impact of which will not be material to the Company's financial position, cash flows or results of operation.

On February 26, 2003, the Company obtained waivers of certain defaults under the Revolving Credit Facilities and the Prudential Agreements relating to the restatement described in Note 2 to the Company's Consolidated Financial Statements. The waivers covered certain financial reporting requirements related to the Company's consolidated financial statements for the quarter ended September 30, 2002. No financial covenants were required to be waived.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

On March 3, 2003, in addition, in connection with the Company's restatement of its third quarter results, the Company amended the UBS Commitment to allow UBS to terminate its financing commitment (a) in the event of specified material adverse changes in financial, political or economic conditions, including an outbreak of hostilities involving the United States, that could materially adversely affect syndication of the interim credit facility or the ability to complete a capital markets transaction or (b) in the event of a material adverse change in the securities lending market for the Company's equity securities that could materially adversely affect the Company's ability to complete a certain type of capital markets transaction.

The Company's current liquidity has been negatively impacted by lower profitability and issues resulting from the restatements. The Company believes that cash flow from operations, together with its availability under existing lines of credit and expected refinancings thereof and cash on hand, will be sufficient to fund the Company's working capital needs and other obligations for the next twelve months. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity and access to capital markets, to meet such requirements. Unanticipated decreases in cash flow from operations as a result of decreased demand for our services and other developments may require the Company to seek other sources of liquidity (including the disposition of certain assets) and modify its operating strategies.

Other

On January 15, 2003, the Company announced that it had hired outside advisors to help it explore strategic alternatives regarding NFO WorldGroup, and is currently in discussions concerning a possible sale.

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

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002 (Restated)	2001 (Restated)	2002 (Restated)	2001 (Restated)
Reported net income (loss)	$ (89.6)	$(482.4)	$ 79.2	$(630.9)
Add back:
Goodwill amortization	--	41.8	--	124.0
Tax benefit on goodwill amortization	--	(6.6)	--	(18.4)
Adjusted net income (loss)	$ (89.6)	$(447.2)	$ 79.2	$(525.3)

Basic earnings (loss) per share:
Reported earnings (loss)	$(0.24)	$(1.31)	$0.21	$(1.71)
Add back: goodwill amortization, net of tax	--	0.09	--	0.28
Adjusted earnings (loss)	$(0.24)	$(1.22)	$0.21	$(1.43)

Diluted earnings (loss) per share:
Reported earnings (loss)	$(0.24)	$(1.31)	$0.21	$(1.71)
Add back: goodwill amortization, net of tax	--	0.09	--	0.28
Adjusted earnings (loss)	$(0.24)	$(1.22)	$0.21	$(1.43)

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES (Dollars in Millions, Except Per Share Amounts)

Item 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's senior management, including David A. Bell, the Company's chairman and chief executive officer, and Sean F. Orr, the Company's chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Senior management and the Company's Audit Committee have been informed by the Company's independent auditors that they have identified a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the processing and monitoring of intracompany transactions. The Company's senior management has determined that this material weakness, together with other deficiencies associated with a lack of balance sheet monitoring, if unaddressed, could result in accounting errors such as those underlying the restatements of the consolidated financial statements including the restatement reported in this Form 10-Q/A.

Based on the above and under the direction of the Audit Committee and the Board of Directors, senior management has directed that the Company dedicate resources and take steps to strengthen control processes in order both to identify and rectify all past accounting misstatements and prevent the situations that resulted in the need to restate prior period financial statements from recurring. To this end, the Company has taken the following immediate steps, involving in particular the Company's McCann-Erickson subsidiaries:

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

*	the Company appointed a Chief Risk Officer charged with evaluating and strengthening the Company's global risk management strategy.

*

the Company has established a Disclosure Committee with a mandate to assist the Company's CEO and CFO in overseeing the accuracy and timeliness of the Company's public disclosures and in evaluating regularly the Company's disclosure controls and procedures;

*	where appropriate, the Company is taking action to augment or replace management at those subsidiaries associated with the matters underlying the third quarter restatement;

*

updated written policies and procedures are being disseminated company-wide to standardize and improve procedures, including procedures relating to intra- and intercompany transactions and balance sheet reviews;

*	the Company's independent auditors have expanded the scope of their procedures; and

*	the Company has formalized and distributed a code of conduct describing the legal and ethical standards it expects all Company employees to uphold.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES (Dollars in Millions, Except Per Share Amounts)

The Company, together with its independent auditors and other advisers, continues to evaluate further improvements, including formalizing its processes, procedures and policies, to its internal controls and its disclosure controls and procedures.

As a result of the steps taken to improve controls and following the conclusion of the Company's recently completed review of its financial accounts, as of and for the fourth quarter and year ended December 31, 2002, Mr. Bell and Mr. Orr concluded that the information required to be disclosed in this amended quarterly report on Form 10-Q/A has been recorded, processed, summarized and reported as required. Based upon and as of the date of their evaluation, the chief executive officer and chief financial officer further concluded that the Company's disclosure controls and procedures, taking into account the steps listed above to improve the controls and procedures, are effective in all material respects.

Other than as described above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

CAUTIONARY STATEMENT
This document contains forward-looking statements. Interpublic's representatives may also make forward-looking statements orally from time to time. Statements in this document that are not historical facts, including statements about Interpublic's beliefs and expectations, particularly regarding recent business and economic trends, the impact of litigation, disposition, impairment charges the integration of acquisitions and restructuring costs, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and therefore undue reliance should not be placed on them. Forward-looking statements speak only as of the date they are made, and Interpublic undertakes no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, those associated with the effects of global, national and regional economic and political conditions, Interpublic's ability to attract new clients and retain existing clients, the financial success of Interpublic's clients, developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world, and the successful completion and integration of acquisitions and existing business which complement and expand Interpublic's business capabilities.

Interpublic's liquidity could be adversely affected if Interpublic is unable to access capital or to raise proceeds from asset sales negotiate successfully further amendments to its Revolving Credit Facilities or the Prudential Agreements. In addition, Interpublic could be adversely affected by developments in connection with the purported class actions and derivative suits that it is defending or the SEC investigation relating to the third quarter restatement.

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

In addition, Interpublic's representatives may from time to time refer to "pro forma" financial information, including information before taking into account specified items. Because "pro forma" financial information by its very nature departs from traditional accounting conventions, this information should not be viewed as a substitute for the information prepared by Interpublic in accordance with GAAP, including the balance sheets and statements of income and cash flow contained in Interpublic's quarterly and annual reports filed with the SEC on Forms 10-Q and 10-K.

Investors should evaluate any statements made by Interpublic in light of these important factors.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Federal Securities Class Actions
Thirteen federal securities purported class actions were filed against The Interpublic Group of Companies, Inc. (referred to hereinafter as "Interpublic" or the "Company") and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the Court and lead counsel appointed for all plaintiffs, on November 8, 2002. A consolidated amended complaint was filed thereafter on January 10, 2003. The purported classes consist of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933 in connection with Interpublic's acquisition of True North Communications, Inc. ("True North"). No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion. The motion is currently pending.

State Securities Class Actions
Two state securities purported class actions were filed against the Company and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's November 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who acquired Interpublic stock on or about June 25, 2001 in connection with Interpublic's acquisition of True North Communications, Inc. ("True North"). These lawsuits allege that Interpublic and certain of its present and former directors and officers allegedly made misleading statements in connection with the filing of a registration statement on May 9, 2001 in which Interpublic issued 67,644,272 shares of its common stock for the purpose of acquiring True North, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results at that time. The suits allege that such misleading statements constitute violations of Sections 11 and 15 of the Securities Act of 1933. No amount of damages is specified in the complaints. These actions were filed in the Circuit Court of Cook County, Illinois. On December 18, 2002, defendants removed these actions from Illinois state court to the United States District Court for the Northern District of Illinois. Thereafter, on January 10, 2003, defendants moved to transfer these two actions to the Southern District of New York. Plaintiffs have moved to remand the actions to Illinois state court, and have opposed defendants' motion to transfer. Those motions are now pending.

State Derivative Actions In addition to the federal lawsuits, several shareholder derivative suits have been filed. On October 24, 2002, a shareholder derivative suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the Board of Directors. The suit alleges a breach of fiduciary duties to Interpublic's shareholders. On November 15, 2002, another suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the Board of Directors. On December 18, 2002, defendants moved to dismiss these actions. In lieu of a response, plaintiffs consolidated the actions and filed an Amended Consolidated Complaint on January 10, 2003, again alleging breach of fiduciary duties to Interpublic's shareholders. The Amended Consolidated Complaint does not state a specific amount of damages. On January 27, 2003, defendants filed motions to dismiss the Consolidated Amended Complaint, and those motions are currently pending.

On September 4, 2002, a shareholder derivative suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of the Company against the Board of Directors and against the Company's auditors. This suit alleged a breach of fiduciary duties to Interpublic's shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in the New York Supreme Court, New York County. The plaintiffs from these two shareholder derivative suits filed an Amended Derivative Complaint on January 31, 2003. The Amended Derivative Complaint does not state a specific amount of damages. On February 24, 2003, plaintiffs also filed a Shareholders' Derivative Complaint in the United States District Court for the Southern District of New York. This action alleges the same breach of fiduciary duties claim as the state court actions, and adds a claim for contribution and forfeiture against two of the individual defendants pursuant to Section 21D of the Exchange Act and Section 304 of the Sarbanes-Oxley Act. The complaint does not state a specific amount of damages. Defendants intend to move to dismiss these derivative actions.

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

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES (Dollars in Millions, Except Per Share Amounts)

Item 5. OTHER INFORMATION

Selected Financial Data
The table below presents a summary of the impact of restating the financial statements for the periods January 1, 1997 through September 30, 2002, to reflect the restatement discussed in Note 2 to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS

	As Previously Reported	As Restated
Three months ended March 31, 2002
- Operating income	$131.5	$128.6
- Net income	$ 61.7	$ 59.8
- Earnings per share - Basic	$ 0.17	$ 0.16
- Earnings per share - Diluted	$ 0.16	$ 0.16

Three months ended June 30, 2002
- Operating income	$228.9	$225.4
- Net income	$111.3	$109.0
- Earnings per share - Basic	$ 0.30	$ 0.29
- Earnings per share - Diluted	$ 0.29	$ 0.29

Three months ended September 30, 2002
- Operating income (loss)	$ 62.3	$(67.5)
- Net income (loss)	$ 7.5	$(89.6)
- Earnings (loss) per share - Basic	$ 0.02	$(0.24)
- Earnings (loss) per share - Diluted	$ 0.02	$(0.24)

Three months ended March 31, 2001
- Operating income	$149.6	$148.4
- Net loss	$(30.4)	$(31.2)
- Loss per share - Basic	$(0.08)	$(0.09)
- Loss per share - Diluted	$(0.08)	$(0.09)

Three months ended June 30, 2001
- Operating loss	$ (33.7)	$ (35.1)
- Net loss	$(116.3)	$(117.3)
- Loss per share - Basic	$ (0.32)	$ (0.32)
- Loss per share - Diluted	$ (0.32)	$ (0.32)

Three months ended September 30, 2001
- Operating loss	$(574.9)	$(576.6)
- Net loss	$(481.1)	$(482.4)
- Loss per share - Basic	$ (1.30)	$ (1.31)
- Loss per share - Diluted	$ (1.30)	$ (1.31)

Three months ended December 31, 2001
- Operating income	$ 221.5	$ 219.7
- Net income	$ 100.4	$ 96.4
- Earnings per share - Basic	$ 0.27	$ 0.26
- Earnings per share - Diluted	$ 0.27	$ 0.26

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES (Dollars in Millions, Except Per Share Amounts)

	As Previously Reported	As Restated
Twelve months ended December 31, 2001
- Operating loss	$(237.5)	$(243.6)
- Net loss	$(527.4)	$(534.5)
- Loss per share - Basic	$ (1.43)	$ (1.45)
- Loss per share - Diluted	$ (1.43)	$ (1.45)

Twelve months ended December 31, 2000
- Operating income	$ 823.8	$ 817.6
- Net income	$ 397.1	$ 392.8
- Earnings per share - Basic	$ 1.10	$ 1.09
- Earnings per share - Diluted	$ 1.07	$ 1.06

Twelve months ended December 31, 1999
- Operating income	$ 626.8	$ 621.7
- Net income	$ 340.2	$ 336.6
- Earnings per share - Basic	$ 0.97	$ 0.96
- Earnings per share - Diluted	$ 0.94	$ 0.92

Twelve months ended December 31, 1998
- Operating income	$ 657.1	$ 654.7
- Net income	$ 361.8	$ 360.0
- Earnings per share - Basic	$ 1.04	$ 1.04
- Earnings per share - Diluted	$ 1.01	$ 1.00

Twelve months ended December 31, 1997
- Operating income	$ 321.9	$ 320.9
- Net income	$ 152.0	$ 151.0
- Earnings per share - Basic	$ 0.46	$ 0.45
- Earnings per share - Diluted	$ 0.44	$ 0.44

CONSOLIDATED BALANCE SHEETS

September 30, 2002 (a)
CURRENT ASSETS:
Cash and cash equivalents	$ 615.0	$ 615.0
Accounts receivable	4,474.2	4,471.1
Other current assets	898.3	898.3
TOTAL CURRENT ASSETS	$ 5,987.5	$ 5,984.4

FIXED ASSETS	$ 845.8	$ 819.4

OTHER ASSETS	$ 4,545.0	$ 4,473.6

TOTAL ASSETS	$11,378.3	$11,277.4

LIABILITES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,683.4	$ 5,685.7
Loans payable	535.0	535.0
Accrued income taxes	14.8	5.2

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES (Dollars in Millions, Except Per Share Amounts)

	As Previously Reported	As Restated
TOTAL CURRENT LIABILITIES	$ 6,233.2	$ 6,225.9

NON-CURRENT LIABILITIES	$ 2,974.9	$ 3,004.9

STOCKHOLDERS' EQUITY	$ 2,170.2	$ 2,046.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,378.3	$11,277.4

(a)	Restated Stockholders' Equity includes a $4.5 adjustment to Foreign Currency Translation adjustment for September 30, 2002.

June 30, 2002
CURRENT ASSETS:
Cash and cash equivalents	$ 537.3	$ 537.3
Accounts receivable	4,913.8	4,911.5
Other current assets	894.9	894.9
TOTAL CURRENT ASSETS	$ 6,346.0	$ 6,343.7

FIXED ASSETS	$ 859.3	$ 859.3

OTHER ASSETS	$ 4,495.3	$ 4,478.3

TOTAL ASSETS	$11,700.6	$11,681.3

LIABILITES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,828.8	$ 5,830.9
Loans payable	598.6	598.6
Accrued income taxes	31.4	25.5
TOTAL CURRENT LIABILITIES	$ 6,458.8	$ 6,455.0

NON-CURRENT LIABILITIES	$ 3,050.2	$ 3,056.7

STOCKHOLDERS' EQUITY	$ 2,191.6	$ 2,169.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,700.6	$11,681.3

March 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$ 575.1	$ 575.1
Accounts receivable	4,466.7	4,464.8
Other current assets	772.1	772.1
TOTAL CURRENT ASSETS	$ 5,813.9	$ 5,812.0

FIXED ASSETS	$ 827.5	$ 827.5

OTHER ASSETS	$ 4,269.5	$ 4,254.4

TOTAL ASSETS	$10,910.9	$10,893.9

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES (Dollars in Millions, Except Per Share Amounts)

	As Previously Reported	As Restated
LIABILITES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,425.4	$ 5,427.6
Loans payable	525.4	525.4
Accrued income taxes	19.4	14.8
Dividends payable	36.2	36.2
TOTAL CURRENT LIABILITIES	$ 6,006.4	$ 6,004.0

NON-CURRENT LIABILITIES	$ 2,990.3	$ 2,995.4

STOCKHOLDERS' EQUITY	$ 1,914.2	$ 1,894.5

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,910.9	$10,893.9

December 31, 2001
CURRENT ASSETS:
Cash and cash equivalents	$ 935.2	$ 935.2
Accounts receivable	4,674.9	4,673.2
Other current assets	743.1	743.1
TOTAL CURRENT ASSETS	$ 6,353.2	$ 6,351.5

FIXED ASSETS	$ 847.7	$ 847.7

OTHER ASSETS	$ 4,189.6	$ 4,176.1

TOTAL ASSETS	$11,390.5	$11,375.3

LIABILITES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,876.8	$ 5,879.2
Loans payable	453.1	453.1
Accrued income taxes	65.2	61.5
Dividends payable	36.0	36.0
TOTAL CURRENT LIABILITIES	$ 6,431.1	$ 6,429.8

NON-CURRENT LIABILITIES	$ 3,101.5	$ 3,105.4

STOCKHOLDERS' EQUITY	$ 1,857.9	$ 1,840.1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,390.5	$11,375.3

December 31, 2000
CURRENT ASSETS:
Cash and cash equivalents	$ 844.6	$ 844.6
Accounts receivable	5,644.7	5,643.5
Other current assets	714.5	714.5
TOTAL CURRENT ASSETS	$ 7,203.8	$ 7,202.6

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES (Dollars in Millions, Except Per Share Amounts)

	As Previously Reported	As Restated
FIXED ASSETS	$ 825.0	$ 825.0

OTHER ASSETS	$ 4,235.2	$ 4,226.0

TOTAL ASSETS	$12,264.0	$12,253.6

LIABILITES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 6,864.4	$ 6,865.5
Loans payable	549.3	549.3
Accrued income taxes	182.2	180.1
Dividends payable	29.4	29.4
TOTAL CURRENT LIABILITIES	$ 7,625.3	$ 7,624.3

NON-CURRENT LIABILITIES	$ 2,257.6	$ 2,259.0

STOCKHOLDERS' EQUITY	$ 2,381.1	$ 2,370.3

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,264.0	$12,253.6

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

           (a)             EXHIBITS

EXHIBIT NO.	DESCRIPTION

10(i)(A)(i)

Waiver and Amendment No. 1, dated November 13, 2002 to the 364-Day Credit Agreement among The Interpublic Group of Companies, Inc. ("Interpublic"), the initial lenders named therein, and Citibank, N.A., as Administrative Agent.*

10(i)(A)(ii)	Waiver and Amendment No.4, dated November 13, 2002 to the Five-Year Credit Agreement among Interpublic, the initial lenders named therein and Citibank, N.A., as Administrative Agent.*

10(i)(B)	Note Purchase Agreement, dated May 26, 1994, between Interpublic and The Prudential Insurance Company of America ("Prudential").*

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

10(i)(I)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated May 26, 1994.*

10(i)(J)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated April 28, 1995.*

10(i)(K)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated October 31, 1996.*

10(i)(L)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated August 18, 1997.*

10(i)(M)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated January 21, 1999.*

10(i)(N)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated May 26, 1994.*

EXHIBIT NO.	DESCRIPTION

10(i)(O)	Amendment and Waiver Agreement, dated as of June 30, 2002 to the Note Purchase Agreement dated April 28, 1995.*

10(i)(P)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated October 31, 1996.*

10(i)(Q)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated August 19, 1997 *

10(i)(R)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated January 21, 1999.*

10(i)(S)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement dated May 26, 1994.*

10(i)(T)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement dated April 28, 1995.*

10(i)(U)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement, dated October 31, 1996.*

10(i)(V)	Amendment and Waiver Agreement, dated as of September 30, 2002 to the Note Purchase Agreement, dated August 18, 1997.*

10(i)(W)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement, dated January 21, 1999.*

10(i)(X)

364-Day Credit Agreement, amended and restated as of December 31, 2002, among Interpublic, the initial lenders named therein and Citibank, N.A., as administrative agent (incorporated by reference to Interpublic's Current Report On Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 2003).

10(i)(Y)

Five-Year Credit Agreement, amended and restated as of December 31, 2002, among Interpublic, the initial lenders named therein and Citibank, N.A., as administrative (incorporated by reference to Interpublic's Current Report On Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 2003).

10(i)(Z)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated May 26, 1994 (incorporated by reference to Interpublic's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(i)(a)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated April 28, 1995 (incorporated by reference to Interpublic's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(i)(b)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated October 31, 1996 (incorporated by reference to Interpublic's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(i)(c)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated August 18, 1997 (incorporated by reference to Interpublic's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(i)(d)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated January 21, 1999 (incorporated by reference to Interpublic's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

EXHIBIT NO.	DESCRIPTION

10(i)(e)

Amended and Restated Commitment Letter, dated February 28, 2003, by and among Interpublic, UBS AG and UBS Warburg, LLC (incorporated by reference to Interpublic's Current Report on Form 8-K, filed with the Securities and Exchange Commission On March 7, 2003).

10(iii)(A)(i)	Agreement, made as of July 11, 2002 by and between Interpublic and C. Kent Kroeber.*

10(iii)(A)(ii)	Executive Special Benefit - Income Replacement Agreement, made as of July 11, 2002 by and between Interpublic and C. Kent Kroeber.*

10(iii)(A)(iii)	Letter Agreement, dated July 11, 2002, between Interpublic and C. Kent Kroeber.*

10(iii)(A)(iv)	Special Deferred Compensation Agreement between Interpublic and Philippe Krakowsky, dated as of April 1, 2002 and signed as of July 1, 2002.*

10(iii)(A)(v)	Executive Special Benefit Agreement, made as of February 1, 2002 and signed as of August 21, 2002, between Interpublic and Philippe Krakowsky.*

10(iii)(A)(vi)	Executive Severance Agreement, dated September 13, 2002 between Interpublic and Philippe Krakowsky.*

(b)	REPORTS ON FORM 8-K.

The following Reports on Form 8-K were filed during the quarter ended September 30, 2002.

1)	Report, dated August 13, 2002. Item 5 Other Events and Item 7 Exhibits, Exhibit 99.1. Press Release.

2)	Report, dated August 13, 2002. Item 9 Regulation FD Disclosure.

3)	Report dated August 14, 2002 Item 7 Exhibits, Exhibits 99.1 - 99.3 and Item 9 Regulation FD Disclosure.

*   ________________________________________

Previously included in the Registrant's Report on Form 10-Q for the period ended September 30, 2002 that was filed with the Securities and Exchange Commission on November 19, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

Date: March 7, 2003	BY /S/ DAVID A. BELL
DAVID A. BELL
Chairman of the Board, President
and Chief Executive Officer

Date: March 7, 2003	BY /S/ SEAN F. ORR
SEAN F. ORR
Executive Vice President and Chief Financial Officer

CERTIFICATION

               I, David A. Bell, certify that:

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

Date     March 7, 2003

            /s/ David A. Bell
            David A. Bell
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

Date       March 7, 2003

               /s/Sean F. Orr
               Sean F. Orr
               Chief Financial Officer

INDEX TO EXHIBITS
EXHIBIT NO.	DESCRIPTION

10(i)(A)(i)

Waiver and Amendment No. 1, dated November 13, 2002 to the 364-Day Credit Agreement among The Interpublic Group of Companies, Inc. ("Interpublic"), the initial lenders named therein, and Citibank, N.A., as Administrative Agent.*

10(i)(A)(ii)	Waiver and Amendment No.4, dated November 13, 2002 to the Five-Year Credit Agreement among Interpublic, the initial lenders named therein and Citibank, N.A., as Administrative Agent.*

10(i)(B)	Note Purchase Agreement, dated May 26, 1994, between Interpublic and The Prudential Insurance Company of America ("Prudential").*

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

10(i)(I)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated May 26, 1994.*

10(i)(J)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated April 28, 1995.*

10(i)(K)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated October 31, 1996.*

10(i)(L)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated August 18, 1997.*

10(i)(M)	Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated January 21, 1999.*

10(i)(N)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated May 26, 1994.*

EXHIBIT NO.	DESCRIPTION

10(i)(O)	Amendment and Waiver Agreement, dated as of June 30, 2002 to the Note Purchase Agreement dated April 28, 1995.*

10(i)(P)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated October 31, 1996.*

10(i)(Q)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated August 19, 1997 *

10(i)(R)	Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated January 21, 1999.*

10(i)(S)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement dated May 26, 1994.*

10(i)(T)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement dated April 28, 1995.*

10(i)(U)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement, dated October 31, 1996.*

10(i)(V)	Amendment and Waiver Agreement, dated as of September 30, 2002 to the Note Purchase Agreement, dated August 18, 1997.*

10(i)(W)	Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement, dated January 21, 1999.*

10(i)(X)

364-Day Credit Agreement, amended and restated as of December 31, 2002, among Interpublic, the initial lenders named therein and Citibank, N.A., as administrative agent (incorporated by reference to Interpublic's Current Report On Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 2003).

10(i)(Y)

Five-Year Credit Agreement, amended and restated as of December 31, 2002, among Interpublic, the initial lenders named therein and Citibank, N.A., as administrative (incorporated by reference to Interpublic's Current Report On Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 2003).

10(i)(Z)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated May 26, 1994 (incorporated by reference to Interpublic's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(i)(a)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated April 28, 1995 (incorporated by reference to Interpublic's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(i)(b)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated October 31, 1996 (incorporated by reference to Interpublic's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(i)(c)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated August 18, 1997 (incorporated by reference to Interpublic's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(i)(d)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated January 21, 1999 (incorporated by reference to Interpublic's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

EXHIBIT NO.	DESCRIPTION

10(i)(e)

Amended and Restated Commitment Letter, dated February 28, 2003, by and among Interpublic, UBS AG and UBS Warburg, LLC (incorporated by reference to Interpublic's Current Report on Form 8-K, filed with the Securities and Exchange Commission On March 7, 2003).

10(iii)(A)(i)	Agreement, made as of July 11, 2002 by and between Interpublic and C. Kent Kroeber.*

10(iii)(A)(ii)	Executive Special Benefit - Income Replacement Agreement, made as of July 11, 2002 by and between Interpublic and C. Kent Kroeber.*

10(iii)(A)(iii)	Letter Agreement, dated July 11, 2002, between Interpublic and C. Kent Kroeber.*

10(iii)(A)(iv)	Special Deferred Compensation Agreement between Interpublic and Philippe Krakowsky, dated as of April 1, 2002 and signed as of July 1, 2002.*

10(iii)(A)(v)	Executive Special Benefit Agreement, made as of February 1, 2002 and signed as of August 21, 2002, between Interpublic and Philippe Krakowsky.*

10(iii)(A)(vi)	Executive Severance Agreement, dated September 13, 2002 between Interpublic and Philippe Krakowsky.*

*          ___________________________________

Previously included in the Registrant's Report on Form 10-Q for the period ended September 30, 2002 that was filed with the Securities and Exchange Commission on November 19, 2002.