Form 10-K/A
period 2002-12-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2003-03-07
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 4 TO
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

EXPLANATORY NOTE
(Dollars in Millions)

The Interpublic Group of Companies, Inc. ("Interpublic" or "the Company") is filing this Form 10-K/A to restate its financial statements and revise certain disclosures for the five years ended December 31, 2001.

During the fourth quarter of 2002, the Company identified total charges of $47.0 ($35.3, net of tax) (in addition to total asset impairment and other charges of $118.7 that related to the three months ended September 30, 2002) that are related to prior periods from January 1, 1997 through September 30, 2002. Of this amount, $23.8 ($17.8, net of tax) related to periods prior to and including December 31, 2001. The $23.8 of charges have been recorded through a restatement of previously recorded amounts in this Form 10 K/A.

The total amount of charges of $23.8 includes amounts related to inappropriate purchase accounting adjustments, compensation costs that had been deferred instead of being expensed, charges to straight line certain long-term contracts and other items.

This Form 10-K/A amends the Form 10-K filed by the Company on April 1, 2002, for the fiscal year ended December 31, 2001, as amended by the Form 10-K/As filed by the Company on May 3, 2002, June 3, 2002 and December 6, 2002. This amendment includes certain information required by Items 6, 7 and 8 of Form 10-K, including such restated consolidated financial statements (together with other information relating to such restated consolidated financial statements) and the Company's amended and restated management's discussion and analysis of financial condition and results of operations.

This Form 10-K/A amends only Items 6, 7 and 8 of Part II and Item 14 of Part IV of the Company's original Form 10-K for the year ended December 31, 2001, as amended and except for such items and Exhibit 23 and Exhibit 24.1, no other information included in the Company's original Annual Report on Form 10-K for the year ended December 31, 2001, is amended by this amendment.

For additional discussion of developments relating to periods subsequent to December 31, 2001, please see the Company's reports filed with the Securities and Exchange Commission with respect to such subsequent periods, including the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002.

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

SELECTED FINANCIAL DATA FOR FIVE YEARS
(Amounts in Millions, Except Per Share Amounts and Number of Employees)
(Unaudited)
	2001	2000	1999	1998	1997
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
OPERATING DATA
Revenue	$ 6,723.2	$ 7,182.7	$ 6,417.2	$ 5,492.9	$ 4,850.7
Operating expenses	6,018.1	6,187.4	5,636.0	4,834.9	4,418.0
Restructuring and other merger related costs	645.6	177.7	159.5	3.3	79.6
Goodwill impairment and other charges	303.1	--	--	--	--
Special compensation charge	--	--	--	--	32.2
Investment impairment	210.8	--	--	--	--
Interest expense	164.6	126.3	99.5	86.5	80.0
Provision for (benefit of) income taxes	(55.3)	340.2	279.6	298.1	204.7
Net income (loss)	$ (534.5)	$ 392.8	$ 336.6	$ 360.0	$ 151.0

PER SHARE DATA
Basic
Net income (loss)	$ (1.45)	$ 1.09	$ 0.96	$ 1.04	$ 0.45
Weighted-average shares	369.0	359.6	352.0	346.9	333.8
Diluted
Net income (loss)	$ (1.45)	$ 1.06	$ 0.92	$ 1.00	$ 0.44
Weighted-average shares	369.0	370.6	364.6	359.4	345.2

FINANCIAL POSITION
Working capital	$ (78.3)	$ (421.7)	$ (82.6)	$ (151.3)	$ (52.3)
Total assets	$11,375.3	$12,253.6	$11,148.9	$9,295.2	$ 7,927.0
Total long-term debt	$ 2,480.6	$ 1,531.8	$ 1,085.2	$ 721.7	$ 590.5
Book value per share	$ 4.86	$ 6.38	$ 5.63	$ 4.74	$ 3.90

OTHER DATA
Cash dividends - Interpublic	$ 129.2	$ 109.1	$ 90.4	$ 76.9	$ 61.2
Cash dividends per share - Interpublic	$ .38	$ .37	$ .33	$ .29	$ .25
Number of employees	54,100	62,000	54,800	49,500	43,100

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
(Dollars in Millions, Except Per Share Amounts)

Item 6(b).

The table below presents a summary of the impact of restating (a) the consolidated statement of operations for the first three quarters of 2002, the quarters of 2001 and 2000 and the years ended December 31, 1999, 1998 and 1997, and (b) the consolidated balance sheets at March 31, June 30 and September 30, 2002.
CONSOLIDATED STATEMENT OF OPERATIONS

Quarterly Data	As Previously Reported	As Restated
Three months ended March 31, 2002
- Operating income	$131.5	$128.6
- Net income	$ 61.7	$ 59.8
- Earnings per share - Basic	$ 0.17	$ 0.16
- Earnings per share - Diluted	$ 0.16	$ 0.16

Three months ended June 30, 2002
- Operating income	$228.9	$225.4
- Net income	$111.3	$109.0
- Earnings per share - Basic	$ 0.30	$ 0.29
- Earnings per share - Diluted	$ 0.29	$ 0.29

Three months ended September 30, 2002
- Operating income (loss)	$ 62.3	$(67.5)
- Net income (loss)	$ 7.5	$(89.6)
- Earnings (loss) per share - Basic	$ 0.02	$(0.24)
- Earnings (loss) per share - Diluted	$ 0.02	$(0.24)

Three months ended March 31, 2001
- Operating income	$149.6	$148.4
- Net loss	$(30.4)	$(31.2)
- Loss per share - Basic	$(0.08)	$(0.09)
- Loss per share - Diluted	$(0.08)	$(0.09)

Three months ended June 30, 2001
- Operating loss	$ (33.7)	$ (35.1)
- Net loss	$(116.3)	$(117.3)
- Loss per share - Basic	$ (0.32)	$ (0.32)
- Loss per share - Diluted	$ (0.32)	$ (0.32)

Three months ended September 30, 2001
- Operating loss	$(574.9)	$(576.6)
- Net loss	$(481.1)	$(482.4)
- Loss per share - Basic	$ (1.30)	$ (1.31)
- Loss per share - Diluted	$ (1.30)	$ (1.31)

Three months ended December 31, 2001
- Operating income	$ 221.5	$ 219.7
- Net income	$ 100.4	$ 96.4
- Earnings per share - Basic	$ 0.27	$ 0.26
- Earnings per share - Diluted	$ 0.27	$ 0.26

Three months ended March 31, 2000
- Operating income	$ 93.4	$ 93.0
- Net income	$ 48.3	$ 47.9
- Earnings per share - Basic	$ 0.14	$ 0.13
- Earnings per share - Diluted	$ 0.13	$ 0.13

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
(Dollars in Millions, Except Per Share Amounts)
	As Previously Reported	As Restated
Three months ended June 30, 2000
- Operating income	$ 293.2	$ 289.0
- Net income	$ 161.6	$ 159.0
- Earnings per share - Basic	$ 0.45	$ 0.45
- Earnings per share - Diluted	$ 0.44	$ 0.43

Three months ended September 30, 2000
- Operating income	$ 186.4	$ 185.9
- Net income	$ 86.5	$ 86.3
- Earnings per share - Basic	$ 0.24	$ 0.24
- Earnings per share - Diluted	$ 0.23	$ 0.23

Three months ended December 31, 2000
- Operating income	$ 250.8	$ 249.7
- Net income	$ 100.7	$ 99.6
- Earnings per share - Basic	$ 0.28	$ 0.27
- Earnings per share - Diluted	$ 0.27	$ 0.27

Annual Data

Twelve months ended December 31, 1999
- Operating income	$ 626.8	$ 621.7
- Net income	$ 340.2	$ 336.6
- Earnings per share - Basic	$ 0.97	$ 0.96
- Earnings per share - Diluted	$ 0.94	$ 0.92

Twelve months ended December 31, 1998
- Operating income	$ 657.1	$ 654.7
- Net income	$ 361.8	$ 360.0
- Earnings per share - Basic	$ 1.04	$ 1.04
- Earnings per share - Diluted	$ 1.01	$ 1.00

Twelve months ended December 31, 1997
- Operating income	$ 321.9	$ 320.9
- Net income	$ 152.0	$ 151.0
- Earnings per share - Basic	$ 0.46	$ 0.45
- Earnings per share - Diluted	$ 0.44	$ 0.44

CONSOLIDATED BALANCE SHEETS

September 30, 2002 (a)
CURRENT ASSETS:
Cash and cash equivalents	$ 615.0	$ 615.0
Accounts receivable	4,474.2	4,471.1
Other current assets	898.3	898.3
TOTAL CURRENT ASSETS	$ 5,987.5	$ 5,984.4

FIXED ASSETS	$ 845.8	$ 819.4

OTHER ASSETS	$ 4,545.0	$ 4,473.6

TOTAL ASSETS	$11,378.3	$11,277.4

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
(Dollars in Millions, Except Per Share Amounts)
	As Previously Reported	As Restated
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,683.4	$ 5,685.7
Loans payable	535.0	535.0
Accrued income taxes	14.8	5.2
TOTAL CURRENT LIABILITIES	$ 6,233.2	$ 6,225.9

NON-CURRENT LIABILITIES	$ 2,974.9	$ 3,004.9

STOCKHOLDERS' EQUITY	$ 2,170.2	$ 2,046.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,378.3	$11,277.4

(a)	Restated Stockholders' Equity includes a $4.5 adjustment to Foreign Currency Translation adjustment for September 30, 2002.

June 30, 2002
CURRENT ASSETS:
Cash and cash equivalents	$ 537.3	$ 537.3
Accounts receivable	4,913.8	4,911.5
Other current assets	894.9	894.9
TOTAL CURRENT ASSETS	$ 6,346.0	$ 6,343.7

FIXED ASSETS	$ 859.3	$ 859.3

OTHER ASSETS	$ 4,495.3	$ 4,478.3

TOTAL ASSETS	$11,700.6	$11,681.3

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,828.8	$ 5,830.9
Loans payable	598.6	598.6
Accrued income taxes	31.4	25.5
TOTAL CURRENT LIABILITIES	$ 6,458.8	$ 6,455.0

NON-CURRENT LIABILITIES	$ 3,050.2	$ 3,056.7

STOCKHOLDERS' EQUITY	$ 2,191.6	$ 2,169.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,700.6	$11,681.3

March 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$ 575.1	$ 575.1
Accounts receivable	4,466.7	4,464.8
Other current assets	772.1	772.1
TOTAL CURRENT ASSETS	$ 5,813.9	$ 5,812.0

FIXED ASSETS	$ 827.5	$ 827.5

OTHER ASSETS	$ 4,269.5	$ 4,254.4

TOTAL ASSETS	$10,910.9	$10,893.9

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
(Dollars in Millions, Except Per Share Amounts)
	As Previously Reported	As Restated

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,425.4	$ 5,427.6
Loans payable	525.4	525.4
Accrued income taxes	19.4	14.8
Dividends payable	36.2	36.2
TOTAL CURRENT LIABILITIES	$ 6,006.4	$ 6,004.0

NON-CURRENT LIABILITIES	$ 2,990.3	$ 2,995.4

STOCKHOLDERS' EQUITY	$ 1,914.2	$ 1,894.5

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,910.9	$10,893.9

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

The year 2001 was challenging for both the Company and the advertising and marketing communications industry as a whole. The Company found itself operating against the most adverse conditions in over 50 years. Demand for most of the Company's services dropped dramatically and this had a severe impact on the Company's profitability. The drop in demand was not limited to any one of the Company's service offerings nor to any geographical region. It has been estimated that media spending in 2001 dropped by about 4% in the U.S. and by about 3% internationally compared to the prior year, with the drop accelerating as the year progressed. The Company's revenue in the fourth quarter of 2001 was severely impacted by the worsening economic conditions as reflected in the 16% drop in its revenue compared to the fourth quarter of the prior year.

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

During the year, the Company performed a review of its assets and identified certain items that had become impaired. Accordingly, significant charges were taken primarily for goodwill (total charges of $303.1) and investment write-downs (total charges of $210.8).

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

RESULTS OF OPERATIONS

During the fourth quarter of 2002, the Company identified total charges of $47.0 ($35.3, net of tax) (in addition to total asset impairment and other charges of $118.7 that related to the three months ended September 30, 2002) that are related to prior periods from January 1, 1997 through September 30, 2002. Of this amount, $23.8 ($17.8, net of tax) was related to periods prior to and including December 31, 2001. The $23.8 of charges has been recorded through a restatement of previously recorded amounts in this Form 10 K/A.

The total amount of charges of $23.8 includes amounts related to inappropriate purchase accounting adjustments, compensation costs that had been deferred instead of being expensed, charges to straight line certain long-term contracts and other items.

December 2002 Restatement

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

Subsequent Events

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

In accordance with the SFAS No. 142, Goodwill and Other Intangible Assets, the Company prepared a valuation of OMS to assess its fair value. For this purpose, the Company used a valuation method based on the valuations of comparable, publicly traded entities. This method was considered by management to be the most appropriate one to value OMS, and based on the results of this analysis, the Company concluded that no impairment charge was required at September 30, 2002.

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

Accordingly, the Company has recognized a non-cash impairment and related charge of $118.7 ($83.8, net of tax) as of September 30, 2002 through a restatement of previously recorded results for that period. The charges included $82.1 of goodwill impairment, $24.6 of fixed asset write-offs, and $12.0 to record the fair value of an associated put option.

Subsequent to the third quarter, management has determined that its original operating plans were no longer feasible and decided to explore options to exit some or all of these businesses. The remaining book value of long-lived assets relating to OMS is approximately $73 at September 30, 2002, and this amount, as well as other substantial contractual obligations, may not be fully recoverable depending upon the exit strategy ultimately followed. In addition, OMS is contractually required to upgrade and improve certain of its existing facilities over the next 2 years. These capital expenditures amount to approximately $38 and are expected to be impaired as incurred based on current cash flow analysis for the relevant asset groupings.

OTHER ITEMS
See Note 18 for a discussion of certain liquidity matters and amendments under credit agreements.

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

The Company reported a net loss of $534.5 or $1.45 diluted loss per share, net income of $392.8 or $1.06 diluted earnings per share and net income of $336.6 or $0.92 diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, respectively. Net income excluding non-recurring items was $330.0 or $0.88 diluted earnings per share, $542.8 or $1.46 diluted earnings per share and $437.6 or $1.20 diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, respectively.

The following table sets forth net income (loss) as reported and excluding non-recurring items:
	2001	2000	1999
	(Restated)	(Restated)	(Restated)
Net Income (Loss)
Net income (loss), as reported	$(534.5)	$392.8	$336.6

Less non-recurring items:
Salaries and related expenses - (reduction in severance reserves)	50.0
Office and general expenses - (write-off of operating assets)	(85.4)
Restructuring and other merger related costs	(645.6)	(177.7)	(159.5)
Goodwill impairment and other charges	(303.1)
Investment impairment	(208.3)
Tax effect of above items	327.9	53.4	58.5
Equity in net income of unconsolidated affiliates (asset impairment and restructuring charges)		(25.7)
Total non-recurring items	(864.5)	(150.0)	(101.0)

Net income excluding non-recurring items	$ 330.0	$542.8	$437.6

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Worldwide revenue for 2000 was $7,182.7, an increase of $765.5 or 11.9% over 1999. Domestic revenue, which represented 59% of revenue, increased $620.0 or 17.1% over 1999. International revenue, which represented 41% of revenue in 2000, increased $145.5 or 5.2% over 1999. International revenue would have increased 14.5% excluding the effects of changes in foreign currency. The increase in worldwide revenue was a result of both growth from new business gains and growth from acquisitions. The components of the total revenue change of 11.9% were: acquisitions 3.6%, impact of foreign currency changes (4.2)% and organic revenue 12.5%.

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

Operating Expenses
Worldwide operating expenses for 2001 increased $601.7 to $6,966.8. Operating expenses excluding non-recurring items were $5,982.7, a decrease of 3.3% over 2000. Operating expenses outside the United States increased 1.1%, while domestic operating expenses decreased 6.4%. The decrease in worldwide operating expenses reflected the benefit of the Company's restructuring initiatives in the latter part of the year and other operating cost reduction initiatives partially offset by an increase in amortization of intangible assets due to the higher level of acquisitions in the year 2000 over 1999. The components of the total change of (3.3)% were: acquisitions net of divestitures 0.7%, impact of foreign currency changes (2.1)%, impact of the loss of the Chrysler account (1.6)% and organic operating expenses (0.3)%.

Worldwide operating expenses for 2000 increased $569.6 to $6,365.1. Operating expenses excluding non-recurring items were $6,187.4, an increase of 9.8% over 1999, comprised of a 2.8% increase in international expenses and a 15.3% increase in domestic expenses. The components of the total change of 9.8% were: acquisitions 3.4%, impact of foreign currency changes (3.0)% and organic operating expenses 9.4%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 57% of revenue. The employee incentive programs are based primarily upon operating results. Salaries and related expenses for 2001 decreased $247.2 to $3,809.2. Salaries and related expenses excluding non-recurring items were $3,859.2, a decrease of 4.9%. The decrease is a result of lower headcount, which was reduced to 54,100 or 12.7% at December 31, 2001 from 62,000 at December 31, 2000, and reduced incentive compensation commensurate with performance. Of the total headcount reduction of 7,900, approximately 5,200 are a direct result of the Company's 2001 restructuring plan. The components of the total change of (4.9)% were: acquisitions net of divestitures 0.8%, impact of foreign currency changes (2.0)%, impact of the loss of the Chrysler account (1.4)% and organic salaries and related expenses (2.3)%.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Salaries and related expenses were $4,056.4 in 2000 and $3,635.9 in 1999, an increase of 11.6%. The increase was a result of growth from acquisitions and new business gains. The total headcount increased by 7,200 or 13.1% at December 31, 2000 from the prior year. The components of the total change of 11.6% were: acquisitions 4.2%, impact of foreign currency changes (2.0)% and organic salaries and related expenses 9.4%.

Office and general expenses increased $49.2 in 2001 to $2,035.8. Office and general expenses excluding non-recurring items were $1,950.4, a decrease of 1.8%. The decrease was due to the impact of foreign currency changes and the impact of the loss of the Chrysler account, offset by higher office rental and supplies costs. However, during the latter part of the year, the Company benefited from the restructuring plan initiatives, including reduced travel and entertainment costs and reduced office rental and supplies costs. The components of the total change of (1.8)% were: acquisitions net of divestitures 0.4%, impact of foreign currency changes (2.4)%, impact of the loss of the Chrysler account (2.2)% and organic office and general expenses 2.4%.

Office and general expenses for 2000 were $1,986.6, an increase of 6.2% over 1999. The increase was a result of higher new business development costs, higher office rental and supplies costs, higher travel and entertainment costs and increased depreciation costs. The components of the total change of 6.2% were: acquisitions 3.4%, impact of foreign currency changes (5.1)% and organic office and general expenses 7.9%.

Amortization of intangible assets increased $28.7 to $173.1 in 2001 and increased $15.8 to $144.4 in 2000. The year over year increase reflects the increased level of acquisition activity in 1999 and 2000. See New Accounting Standards section for discussion of accounting for goodwill and other intangible assets going forward.

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

INVESTMENT IMPAIRMENT

During 2001, the Company recorded total charges related to the impairment of investments of $210.8 ($136.6, net of tax). Of the total amount, $160.1 ($103.7, net of tax) was recorded in the first quarter, $48.2 ($30.4, net of tax) was recorded in the third quarter and the remainder was recorded in the fourth quarter. The charge in the first quarter related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The third quarter charge included write-offs for investments in non-internet companies, certain venture funds and other investments. The impairment charge adjusted the carrying value of investments to the estimated market value where an other than temporary impairment had occurred.

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

Other Income
Other income primarily consists of investment income, gains from the sale of businesses and other interests and gains (losses) from the sale of investments, primarily marketable securities classified as available-for-sale. Other income decreased by $28.9 in 2001 and by $23.2 in 2000 primarily due to a reduction in the gains from sales of investments, which were a loss of $(2.5), and gains of $28.5 and $45.3 in 2001, 2000 and 1999, respectively. The year over year reduction reflects the reduced level of the Company's investment activity.

OTHER ITEMS
The Company's effective income tax rate was a benefit of 9.8% in 2001, and an expense of 43.0% in 2000 and 43.4% in 1999. The 2001 effective tax rate was impacted by the non-recurring items, which were benefited at lower foreign tax rates and by the write-off of non-deductible goodwill, resulting in a lower tax benefit rate. Excluding non-recurring items, the effective income tax rate was 43.3%, 40.6% and 42.1% for 2001, 2000 and 1999, respectively. The primary difference between the effective tax rate and the statutory federal rate of 35% is due to state and local taxes and nondeductible goodwill expense. The increased tax rate in 2001 reflects a change in the tax status of Deutsch, Inc., which was acquired in November 2000, from "S" Corporation to "C" Corporation status.

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

The Company's note purchase agreements with The Prudential Insurance Company of America (the "Prudential Agreements") also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). Due to the impact on the Company's net worth resulting from (a) lower operating profit in the current quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement involving total charges of $181.3 described in Note 17 to the Company's Consolidated Financial Statements, as of September 30, 2002 filed on Form 10-Q (the "third quarter restatement"), the Company required and received waivers related to its financial covenants in the Prudential Agreements.

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

On February 10, 2003, the Company also received from UBS AG and affiliates a commitment for an interim credit facility (the "UBS Commitment") providing for $500.0, maturing no later than July 31, 2004 and available to the Company beginning May 15, 2003, subject to certain conditions. The UBS Commitment will terminate at such time as the Company is in receipt of net proceeds equal to at least $400.0 from asset sales or one or more offerings of securities and the Company agreed to use commercially reasonable efforts to raise such proceeds through an offering of securities. If the UBS Commitment has not terminated, UBS may require that the Company issue securities generating aggregate net cash proceeds of up to $400.0 prior to April 1, 2003, up to $500.0 on or after April 1, 2003 and prior to May 15, 2003, and, if the Company's liquidity needs require, up to $800.0 on or after that date. If the Company does not comply with any such request from UBS, or if the Company fails to meet the specific disclosure and offering-related timetable set forth in the UBS Commitment, UBS is entitled to terminate its financing commitment. In connection with the commitment, the Company agreed to certain fees the impact of which will not be material to the Company's financial position, cash flows or results of operations.

On February 26, 2003, the Company obtained waivers of certain defaults under the Revolving Credit Facilities and the Prudential Agreements relating to the restatement described in Note 17 to the Company's Consolidated Financial Statements. The waivers covered certain financial reporting requirements related to the Company's consolidated financial statements for the quarter ended September 30, 2002. No financial covenants were required to be waived.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

On March 3, 2003, in addition, in connection with the Company's restatement of its third quarter results, the Company amended the UBS Commitment to allow UBS to terminate its financing commitment (a) in the event of specified material adverse changes in financial, political or economic conditions, including an outbreak of hostilities involving the United States, that could materially adversely affect syndication of the interim credit facility or the ability to complete a capital markets transaction or (b) in the event of a material adverse change in the securities lending market for the Company's equity securities that could materially adversely effect the Company's ability to complete a certain type of capital markets transaction.

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

CRITICAL ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The Company believes the following accounting policies are critical to the accuracy of the more significant judgements and estimates used in the preparation of its consolidated financial statements:

    *    revenue recognition;
    *   allowance for doubtful accounts;
    *    accounting for income taxes; and
    *    valuation of long-lived and intangible assets, investments and goodwill.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Upon adoption, the Company will cease amortizing the remaining amount of unamortized goodwill. As of December 31, 2001, the Company's remaining unamortized goodwill balance was $2,994.3. Although the Company is still reviewing the provisions of the Statements, it is management's preliminary assessment that no goodwill impairment will be recognized upon adoption of the new standard. Further, the Company does not anticipate any significant reclassifications of amounts reflected on its balance sheet as a result of the adoption of the standard.

Although SFAS 142 does not require that previously reported numbers be restated, the following table sets forth the effect on reported results of adopting SFAS 142:
	2001	2000	1999
	(Restated)	(Restated)	(Restated)

Net income (loss), as reported	$(534.5)	$392.8	$336.6

Add back amortization of goodwill	169.0	140.4	122.8
Less related tax effect	(24.3)	(17.2)	(15.0)

Net income (loss), as adjusted	$(389.8)	$516.0	$444.4

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

CAUTIONARY STATEMENT
This Annual Report on Form 10-K/A, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. Interpublic's representatives may also make forward looking statements orally from time to time. Statements in this Annual Report that are not historical facts, including statements about the Company's beliefs and expectations, particularly regarding recent business and economic trends, the impact of litigation, dispositions, impairment charges, the integration of acquisitions and restructuring costs, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and therefore undue reliance should not be placed on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, those associated with the effects of national and regional economic and political conditions, the Company's ability to attract new clients and retain existing clients, the financial success of the Company's clients, developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world, and the successful completion and integration of acquisitions and existing businesses which complement and expand the Company's business capabilities.

Interpublic's liquidity could be adversely affected if Interpublic is unable to access capital or to raise proceeds from asset sales or negotiate successfully further amendments to its Revolving Credit Facilities or the Prudential Agreements. In addition, Interpublic could be adversely affected by developments in connection with the purported class actions and derivative suits that it is defending or the SEC investigation relating to the December restatement.

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

Investors should evaluate any statements made by Interpublic in light of these important factors.

Item 8.     Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

The Interpublic Group of Companies, Inc. and Subsidiaries Report of Independent Public Accountants.......................................................................................................................................	29
True North Communications Inc. and Subsidiaries Report of Independent Public Accountants......	30
NFO Worldwide, Inc. and Subsidiaries Report of Independent Public Accountants........................	31
Deutsch, Inc. and Subsidiaries and Affiliates Report of Independent Public Accountants...............	32
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999...	33
Consolidated Balance Sheets as of December 31, 2001 and 2000....................................................	34
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999..	36
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999..............................................................................	37
Notes to Consolidated Financial Statements.....................................................................................	38
Report of Independent Accountant on Financial Statement Schedule...............................................	71
Valuation and Qualifying Accounts (for the three years ended December 31, 2001).......................	72

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
    The Interpublic Group of Companies, Inc.

In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of stockholders' equity and comprehensive income, present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of NFO Worldwide, Inc. ("NFO"), a wholly-owned subsidiary, which statements reflect total revenues constituting approximately 7% of the related 1999 consolidated financial statement total. We did not audit the financial statements of Deutsch, Inc. and Subsidiary and Affiliates ("Deutsch"), a wholly-owned subsidiary, which statements reflect total net loss constituting approximately 2% of the related 2000 consolidated financial statement total and total net income constituting approximately 4% of the related 1999 consolidated financial statement total. Additionally, we did not audit the financial statements of True North Communications Inc. ("True North"), a wholly-owned subsidiary, which statements reflect total revenues constituting approximately 22% of the related consolidated financial statement totals for each of the two years in the period ended December 31, 2000. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for NFO, Deutsch and True North, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion. The financial statements of True North as of December 31, 2000 and for each of the two years ended December 31, 2000 and for NFO for the year ended December 31, 1999 were audited by other independent accountants who have ceased operations. Those independent accountants expressed unqualified opinions on those financial statements in their reports dated March 20, 2001 and February 25, 2000, respectively.

As described in Note 17, the Company has restated its financial statements for the reasons set out therein.

PricewaterhouseCoopers LLP
New York, New York
February 28, 2002, except for Note 17, which is as of March 7, 2003

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

J.H. Cohn LLP
Roseland, New Jersey
February 13, 2001

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2001	2000	1999
	(Restated)	(Restated)	(Restated)

REVENUE	$6,723.2	$7,182.7	$6,417.2

OPERATING EXPENSES:
Salaries and related expenses	3,809.2	4,056.4	3,635.9
Office and general expenses	2,035.8	1,986.6	1,871.5
Amortization of intangible assets	173.1	144.4	128.6
Restructuring and other merger related costs	645.6	177.7	159.5
Goodwill impairment and other charges	303.1	--	--

Total operating expenses	6,966.8	6,365.1	5,795.5

OPERATING INCOME (LOSS)	(243.6)	817.6	621.7

OTHER INCOME (EXPENSE):
Interest expense	(164.6)	(126.3)	(99.5)
Interest income	41.8	57.5	56.2
Other income	13.7	42.6	65.8
Investment impairment	(210.8)	--	--
Total other income (expense)	(319.9)	(26.2)	22.5

Income (loss) before provision for (benefit of) income taxes	(563.5)	791.4	644.2

Provision for (benefit of) income taxes	(55.3)	340.2	279.6

Income (loss) of consolidated companies	(508.2)	451.2	364.6

Income applicable to minority interests	(30.3)	(42.8)	(38.2)
Equity in net income (loss) of unconsolidated affiliates	4.0	(15.6)	10.2

NET INCOME (LOSS)	$ (534.5)	$ 392.8	$ 336.6

Earnings (loss) per share:
Basic EPS	$ (1.45)	$ 1.09	$ 0.96
Diluted EPS	$ (1.45)	$ 1.06	$ 0.92

Weighted average shares:
Basic	369.0	359.6	352.0
Diluted	369.0	370.6	364.6

Cash dividends per share	$ 0.38	$ 0.37	$ 0.33

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

ASSETS

	DECEMBER 31,
	2001	2000
	(Restated)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents (includes
certificates of deposit: 2001-$93.8; 2000-$110.9)	$ 935.2	$ 844.6
Accounts receivable (net of allowance for doubtful accounts: 2001-$90.7; 2000-$85.7)	4,673.2	5,643.5
Expenditures billable to clients	325.5	436.7
Deferred taxes on income	80.0	--
Prepaid expenses and other current assets	337.6	277.8

Total current assets	6,351.5	7,202.6

FIXED ASSETS, AT COST:
Land and buildings	161.1	174.1
Furniture and equipment	1,083.2	1,102.3
Leasehold improvements	461.4	427.8
	1,705.7	1,704.2
Less: accumulated depreciation	(858.0)	(879.2)

Total fixed assets	847.7	825.0

OTHER ASSETS:
Investment in unconsolidated affiliates	156.7	174.1
Deferred taxes on income	495.0	382.5
Other assets and miscellaneous investments	427.9	522.5
Intangible assets (net of accumulated
amortization: 2001-$1,025.5; 2000-$862.1)	3,096.5	3,146.9

Total other assets	4,176.1	4,226.0

TOTAL ASSETS	$11,375.3	$12,253.6

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

	DECEMBER 31,
	2001	2000
	(Restated)	(Restated)
CURRENT LIABILITIES:
Accounts payable	$ 4,555.5	$ 5,781.6
Accrued expenses	1,323.7	1,083.9
Accrued income taxes	61.5	180.1
Dividends payable	36.0	29.4
Short-term bank borrowings	418.5	483.8
Current portion of long-term debt	34.6	65.5

Total current liabilities	6,429.8	7,624.3

NON-CURRENT LIABILITIES:
Long-term debt	1,356.8	998.7
Convertible subordinated notes	548.5	533.1
Zero-coupon convertible senior notes	575.3	-
Deferred compensation	377.3	464.6
Accrued postretirement benefits	54.4	55.2
Other non-current liabilities	103.8	106.8
Minority interests in consolidated subsidiaries	89.3	100.6

Total non-current liabilities	3,105.4	2,259.0

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: none

Common stock, $0.10 par value,
shares authorized: 550.0,
shares issued: 2001 - 385.8; 2000 - 377.3	38.6	37.7
Additional paid-in capital	1,785.2	1,514.7
Retained earnings	868.3	1,554.0
Accumulated other comprehensive loss, net of tax	(447.8)	(410.2)
	2,244.3	2,696.2

Less:
Treasury stock, at cost: 2001 - 7.3 shares; 2000 - 5.5 shares	(290.2)	(194.8)
Unamortized deferred compensation	(114.0)	(131.1)

Total stockholders' equity	1,840.1	2,370.3

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,375.3	$12,253.6

The accompanying notes are an integral part of these financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in Millions)

	YEAR ENDED DECEMBER 31
	2001	2000	1999
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (534.5)	$ 392.8	$ 336.6
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Depreciation and amortization of fixed assets	199.1	192.6	168.0
Amortization of intangible assets	173.1	144.4	128.6
Amortization of restricted stock awards and bond discounts	79.1	60.5	42.9
Provision for (benefit of) deferred income taxes	(191.2)	(21.6)	13.8
Undistributed equity losses (earnings)	4.0	15.6	(10.2)
Income applicable to minority interests	30.3	42.8	38.2
Restructuring costs, non-cash	104.3	73.1	68.0
Investment impairment	210.8	--	--
Goodwill impairment and other	275.6	--	--
Other net gains	(5.6)	(32.0)	(47.7)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	795.6	(208.3)	(906.9)
Expenditures billable to clients	90.8	(29.5)	(23.8)
Prepaid expenses and other current assets	(105.5)	(56.6)	(8.4)
Accounts payable, accrued expenses and other current liabilities	(888.1)	19.3	1,010.4
Accrued income taxes	(108.4)	(20.3)	(69.6)
Other non-current assets and liabilities	19.1	34.4	29.5

Net cash provided by operating activities	148.5	607.2	769.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(310.6)	(670.1)	(318.6)
Capital expenditures	(268.0)	(259.5)	(249.7)
Proceeds from sales of businesses	18.9	12.1	--
Proceeds from sales of long-term investments	36.8	83.9	268.2
Purchase of long-term investments	(29.4)	(147.9)	(133.9)
Maturities of short-term marketable securities	85.3	98.3	25.8
Purchases of short-term marketable securities	(79.7)	(101.4)	(51.7)
Other investments and miscellaneous assets	(142.2)	(95.0)	(54.2)
Investment in unconsolidated affiliates	(7.6)	(12.5)	(11.1)

Net cash used in investing activities	(696.5)	(1,092.1)	(525.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term bank borrowings	(670.6)	105.8	50.0
Proceeds from long-term debt	1,804.7	1,013.9	433.9
Payments of long-term debt	(281.8)	(521.8)	(111.1)
Treasury stock acquired	(118.0)	(248.1)	(313.4)
Issuance of common stock	85.6	60.0	91.5
Proceeds from IPO of subsidiary	--	--	42.0
Cash dividends - Interpublic	(129.2)	(109.1)	(90.4)
Cash dividends - pooled companies	(15.2)	(44.3)	(43.3)

Net cash provided by financing activities	675.5	256.4	59.2

Deconsolidation of subsidiary	--	(29.1)	--

Effect of exchange rates on cash and cash equivalents	(36.9)	(45.1)	(46.0)

Increase (decrease) in cash and cash equivalents	90.6	(302.7)	257.4
Cash and cash equivalents at beginning of year	844.6	1,147.3	889.9

Cash and cash equivalents at end of year	$ 935.2	$ 844.6	$1,147.3

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$ 122.5	$ 88.7	$ 72.0
Cash paid for income taxes	$ 231.1	$ 274.5	$ 239.2

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE YEAR PERIOD ENDED DECEMBER 31, 2001
(Amounts in Millions)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unamortized Expense of Restricted Stock Grants	Total

	Common Stock
	Number	Amount
	of Shares	(par value $.10)
BALANCES AT DECEMBER 31, 1998 AS PREVIOUSLY RESTATED	310.0	$31.0	$ 597.6	$1,106.5	$(162.3)	$(132.7)	$(71.3)	$1,368.8
Pooling of interests transaction	51.3	5.1	297.7	18.0	(7.9)	--	--	312.9
Restatement of prior periods	--	--	--	(2.9)	--	--	--	(2.9)
BALANCES AT DECEMBER 31, 1998 AS RESTATED	361.3	36.1	895.3	1,121.6	(170.2)	(132.7)	(71.3)	1,678.8
Comprehensive income:
Net income, as restated				336.6				336.6
Adjustment for minimum pension liability					18.6			18.6
Change in market value of securities
available-for-sale (net of reclassifications)					154.8			154.8
Foreign currency translation adjustment					(99.9)			(99.9)
Total comprehensive income								410.1
Dividends				(137.2)				(137.2)
Awards of stock under Company plans:
Achievement stock and incentive awards			6.2			.3		6.5
Restricted stock, net of forfeitures and amortization	1.0	.1	42.1			(7.9)	(7.6)	26.7
Employee stock purchases			19.1					19.1
Exercise of stock options, including tax benefit	6.1	.6	116.1					116.7
Purchase of Company's own stock						(300.5)		(300.5)
Issuance of shares for acquisitions			72.5			127.9		200.4
Par value of shares issued for two-for-one split	2.1	.2		(.2)				--
Equity adjustments - pooled companies			4.5	(.5)				4.0
Other	1.1	.1	15.2					15.3
BALANCES AT DECEMBER 31, 1999, AS RESTATED	371.6	$37.1	$1,171.0	$1,320.3	$ (96.7)	$(312.9)	$(78.9)	$2,039.9
Comprehensive income:
Net income, as restated				$ 392.8				$ 392.8
Change in market value of securities
available-for-sale (net of reclassifications)					(224.2)			(224.2)
Foreign currency translation adjustment					(89.3)			(89.3)
Total comprehensive income								79.3
Dividends				(158.9)				(158.9)
Awards of stock under Company plans:
Achievement stock and incentive awards			.9			.2		1.1
Restricted stock, net of forfeitures and amortization	1.8	.2	90.8			6.2	(52.2)	45.0
Employee stock purchases	1.0	.1	22.0					22.1
Exercise of stock options, including tax benefit	2.9	.3	84.0					84.3
Purchase of Company's own stock						(236.8)		(236.8)
Issuance of shares for acquisitions			43.9			348.5		392.4
Tax impact of Deutsch acquisition			94.9					94.9
Equity adjustments - pooled companies			1.1	(.2)				.9
Other			6.1					6.1
BALANCES AT DECEMBER 31, 2000, AS RESTATED	377.3	$37.7	$1,514.7	$1,554.0	$(410.2)	$(194.8)	$(131.1)	$2,370.3
Comprehensive income:
Net loss, as restated				$ (534.5)				$ (534.5)
Adjustment for minimum pension liability					(5.4)			(5.4)
Change in market value of securities
available-for-sale (net of reclassifications)					55.1			55.1
Foreign currency translation adjustment					(87.3)			(87.3)
Total comprehensive loss								(572.1)
Dividends				(151.0)				(151.0)
Awards of stock under Company plans:
Restricted stock, net of forfeitures and amortization	.8	.1	37.4			(.9)	17.1	53.7
Employee stock purchases	1.0	.1	19.6					19.7
Exercise of stock options, including tax benefit	3.8	.4	129.4					129.8
Purchase of Company's own stock						(123.7)		(123.7)
Issuance of shares for acquisitions	2.9	.3	56.8			29.2		86.3
Equity adjustments - pooled companies			26.0					26.0
Other			1.3	(0.2)				1.1
BALANCES AT DECEMBER 31, 2001, AS RESTATED	385.8	$38.6	$1,785.2	$ 868.3	$(447.8)	$(290.2)	$(114.0)	$1,840.1

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

Additionally, as discussed in Note 17, during the fourth quarter of 2002, the Company identified total charges of which $23.8 ($17.8, net of tax) related to prior year periods. The total amount of these charges has been recorded through a restatement of previously reported amounts in this Form 10-K/A.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Translation of Foreign Currencies

The financial statements of the Company's foreign operations, when the local currency is the functional currency, are translated into U.S. dollars at the exchange rates in effect at each year end for assets and liabilities and average exchange rates during each year for the results of operations. The related unrealized gains or losses from translation are reported as a separate component of comprehensive income.

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

Upon adoption, the Company will cease amortizing the remaining amount of unamortized goodwill. As of December 31, 2001, the Company's remaining unamortized goodwill balance was $2,994.3. Although the Company is still reviewing the provisions of the Statements, it is management's preliminary assessment that no goodwill impairment will be recognized upon adoption of the new standard. Further, the Company does not anticipate any significant reclassifications of amounts reflected on its balance sheet as a result of the adoption of the standard.

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

As discussed in Note 17, during 2002, the Company recognized $118.7 ($83.8, net of tax) related to impairments of long-lived assets and the fair value of an associated put option that were determined to have occurred in the third quarter of 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

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

Note 2: Earnings Per Share

The following is a reconciliation of the components of the basic and diluted earnings per share computations for income available to common stockholders for the years ended December 31:
(Number of Shares in Millions)	2001			2000			1999
			Per Share Amount (Restated)			Per Share Amount (Restated)			Per Share Amount (Restated)

	Income (Restated)	Shares		Income (Restated)	Shares		Income (Restated)	Shares

BASIC EARNINGS PER SHARE

Income available to common stockholders	$(534.5)	369.0	$(1.45)	$392.8	359.6	$1.09	$336.6	352.0	$0.96

Effect of Dilutive Securities:(a)(b)

Options	--	--		--	7.6		--	9.1

Restricted stock	--	--		.6	3.4		.6	3.5

DILUTED EARNINGS PER SHARE	$(534.5)	369.0	$(1.45)	$393.4	370.6	$1.06	$337.2	364.6	$0.92

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

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

The following table shows the historical results of the Company and True North for the periods prior to the consummation of the merger:
	Three Months
	Ended
	March 31,	Years Ended
	2001	December 31,
	(Unaudited)	2000	1999
	(Restated)	(Restated)	(Restated)
Revenue:
IPG	$1,301.8	$5,625.8	$4,977.8
True North	356.0	1,556.9	1,439.4
Revenue, as restated	$1,657.8	$7,182.7	$6,417.2

Net income (loss):
IPG, as restated	$ (40.7)	$ 331.2	$ 308.5
True North, as previously reported	9.5	61.6	28.1

Net income (loss), as restated	$ (31.2)	$ 392.8	$ 336.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The following table shows the historical results of the Company, NFO and Deutsch for the year ended December 31, 1999:
Year Ended
December 31, 1999 (Restated)
Revenue:
IPG	$4,427.3
NFO	457.2
Deutsch	84.9
Other	8.4
Revenue, as restated	$4,977.8

Net Income (Loss):
IPG, as restated	$ 299.1
NFO, as previously reported	(6.2)
Deutsch, as previously reported	16.0
Other, as previously reported	(.4)
Net income, as restated	$ 308.5

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

	For the year ended December 31, 2001
		Pre- Acquisition Results (unaudited)	Pro forma IPG with 2001 acquisitions (unaudited) (Restated)

	IPG (as reported) (Restated)

Revenue	$6,723.2	$46.1	$ 6,769.3
Net loss	$ (534.5)	$(1.3)	$ (535.8)

Loss per share:

Basic	$ (1.45)		$ (1.45)
Diluted	$ (1.45)		$ (1.45)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
For the year ended December 31, 2000
		Pre- acquisition results (unaudited)	Pro forma IPG with 2000 and 2001 acquisitions (unaudited) (Restated)
IPG (as reported) (Restated)

Revenue	$7,182.7	$376.5	$7,559.2
Net income	$ 392.8	$ 22.3	$ 415.1

Earnings per share:

Basic	$ 1.09		$ 1.15
Diluted	$ 1.06		$ 1.12

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

Note 6: Other Income (Expense)

Investment Impairment
During 2001, the Company recorded total charges related to the impairment of investments of $210.8 ($136.6, net of tax). Of the total amount, $160.1 ($103.7, net of tax) was recorded in the first quarter, $48.2 ($30.4, net of tax) was recorded in the third quarter and the remainder was recorded in the fourth quarter. The charge in the first quarter related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The third quarter charge included write-offs for investments in non-internet companies, certain venture funds and other investments. The impairment charge adjusted the carrying value of investments to the estimated market value where an other than temporary impairment had occurred.

Other Income
The following table sets forth the components of other income:
	2001	2000	1999
Gains on sales of business	$12.3	$16.5	$14.5
Gains (losses) on sales of available-for-sale securities	(2.5)	28.5	45.3
Investment income and miscellaneous	3.9	(2.4)	6.0
	$13.7	$42.6	$65.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The components of income (loss) before provision for (benefit of) income taxes are as follows:
	Year Ended December 31,
	2001	2000	1999
	(Restated)	(Restated)	(Restated)

Domestic	$(474.3)	$499.0	$439.6
Foreign	(89.2)	292.4	204.6

Total	$(563.5)	$791.4	$644.2

The provision for (benefit of) income taxes consists of:

Federal Income Taxes (Including
Foreign Withholding Taxes):
Current	$48.3	$168.1	$117.6
Deferred	(144.4)	2.9	25.1
	(96.1)	171.0	142.7

State and Local Income Taxes:
Current	3.7	48.3	32.2
Deferred	(36.9)	(2.8)	4.3
	(33.2)	45.5	36.5

Foreign Income Taxes:
Current	83.9	145.4	116.0
Deferred	(9.9)	(21.7)	(15.6)
	74.0	123.7	100.4
Total	$ (55.3)	$340.2	$279.6

At December 31, 2001 and 2000 the deferred tax assets consisted of the following items:
	December 31,
	2001	2000

Postretirement/postemployment benefits	$ 59.6	$ 55.2
Deferred compensation	112.5	98.6
Pension costs	21.3	25.2
Depreciation	(11.0)	(11.7)
Rent	(9.6)	(10.5)
Interest	3.5	1.7
Accrued reserves	12.2	20.6
Allowance for doubtful accounts	16.8	13.8
Goodwill amortization	83.9	98.1
Investments in equity securities	33.7	32.9
Tax loss/tax credit carryforwards	74.2	54.1
Restructuring and other merger related costs	220.3	26.1
Other	(0.6)	4.0

Total deferred tax assets	616.8	408.1
Valuation allowance	(41.8)	(25.6)

Net deferred tax assets	$575.0	$382.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

A reconciliation of the effective income tax rate as shown in the consolidated statement of income to the federal statutory rate is as follows:
	Year Ended December 31,
	2001 (Restated)	2000 (Restated)	1999 (Restated)

Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.9	3.7	2.9
Impact of foreign operations, including withholding taxes	2.7	(0.3)	1.5
Goodwill and intangible asset amortization	6.1	3.6	3.8
Effect of pooled companies	--	1.8	2.3
Effect of non-recurring items:
Goodwill impairment	11.7	--	--
Restructuring and other merger related costs	4.7	1.2	(0.4)
Investment impairment	(0.2)	--	--
Other	(2.7)	(2.0)	(1.7)
Effective tax rate	(9.8)%	43.0%	43.4%

As described in Note 3, prior to its acquisition by the Company, Deutsch had elected to be treated as an "S" Corporation and accordingly, its income tax expense was lower than it would have been had Deutsch been treated as a "C" Corporation. Deutsch became a "C" Corporation upon its acquisition by the Company. Assuming Deutsch had been a "C" Corporation since 1999, the Company's effective tax rate would have been 44.3% and 44.3% for 2000 and 1999, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

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

If compensation cost for the Company's stock option plans and its ESPP had been determined based on the fair value at the grant dates as defined by SFAS 123, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:
		2001	2000	1999
		(Restated)	(Restated)	(Restated)

Net income (loss)	As reported	$(534.5)	$392.8	$336.6

	Pro forma	$(603.2)	$355.4	$302.4

Earnings (loss) per share

Basic	As reported	$ (1.45)	$ 1.09	$ 0.96

	Pro forma	$ (1.63)	$ 0.99	$ 0.86

Diluted	As reported	$ (1.45)	$ 1.06	$ 0.92

	Pro forma	$ (1.63)	$ 0.96	$ 0.83

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

stock outstanding. During 2001, 2000 and 1999, the Company awarded 1.5 million shares, 2.4 million shares and 1.2 million shares of restricted stock with a weighted-average grant date fair value of $32.09, $42.13 and $35.84, respectively. The cost recorded for restricted stock awards in 2001, 2000 and 1999 was $48.4, $40.3 and $27.7, respectively.

Performance Units
Performance units have been awarded to certain key employees of the Company and its subsidiaries. The ultimate value of these performance units is contingent upon the annual growth in profits (as defined) of the Company, its operating components or both, over the performance periods. The awards are generally paid in cash. The projected value of these units is accrued by the Company and charged to expense over the performance period. The Company expensed approximately $45, $40 and $42 in 2001, 2000 and 1999, respectively.

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

As of December 31, 2001, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Domestic Plans with accumulated benefit obligation in excess of plan assets were approximately $147, $146 and $113, respectively, and as of December 31, 2000, approximately $145, $145 and $124, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the foreign pension plans with accumulated benefit obligations in excess of plan assets were approximately $69, $66 and $3, respectively, as of December 31, 2001 and approximately $77, $72 and $5, respectively, as of December 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

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

The following table sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized for the Company's postretirement benefit plans in the consolidated balance sheet at December 31, 2001 and 2000:
	2001	2000
Change in benefit obligation
Beginning obligation	$ 49.4	$ 45.8
Service cost	.9	.5
Interest cost	3.7	3.9
Participant contributions	.1	.1
Benefits paid	(4.6)	(3.9)
Plan amendments	--	(.6)
Actuarial loss	3.1	3.6
Ending obligation	52.6	49.4

Change in plan assets
Beginning fair value	--	--
Actual return on plan assets	--	--
Employer contributions	4.5	3.8
Participant contributions	.1	.1
Benefits paid	(4.6)	(3.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
	2001	2000

Ending fair value	--	--
Funded status of the plans	(52.6)	(49.4)
Unrecognized net actuarial gain	(2.9)	(6.2)
Unrecognized prior service cost	(.5)	(1.5)
Unrecognized net transaction obligation (assets)	1.6	1.9

Net liability recognized	$(54.4)	$(55.2)

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

Note 12: Comprehensive Income

Accumulated other comprehensive income (loss) amounts are reflected in the consolidated financial statements as follows:
	2001 (Restated)	2000 (Restated)	1999 (Restated)

Net income (loss)	$(534.5)	$392.8	$ 336.6

Foreign currency translation adjustment	(87.3)	(89.3)	(99.9)

Adjustment for minimum pension liability:
Adjustment for minimum pension liability	(9.3)	--	18.6
Tax benefit	3.9	--	--
Adjustment for minimum pension liability	(5.4)	--	18.6

Unrealized holding gain (loss) on securities:
Unrealized holding gains	0.5	9.1	309.8
Tax expense	(0.2)	(3.8)	(130.1)

Unrealized holding losses	--	(381.9)	(8.4)
Tax benefit	--	160.4	3.5

Reclassification of unrealized loss to net earnings	94.8	--	--
Tax benefit	(39.8)	--	--

Reclassification of unrealized gains to net earnings	(0.3)	(13.8)	(34.7)
Tax expense	0.1	5.8	14.7
Unrealized holding gain (loss) on securities	55.1	(224.2)	154.8

Comprehensive income (loss)	$(572.1)	$ 79.3	$410.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

As of December 31, accumulated other comprehensive loss as reflected in the Consolidated Balance Sheet is as follows:

	2001	2000	1999
Foreign currency translation adjustment	$(424.4)	$(337.1)	$(247.8)
Adjustment for minimum pension liability	(24.0)	(18.6)	(18.6)
Unrealized holding gain (loss) on securities	0.6	(54.5)	169.7
Accumulated other comprehensive loss	$(447.8)	$(410.2)	$ (96.7)

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

Note 15: Geographic Areas

Following the acquisition of True North in June 2001, the Company was reorganized into four global operating groups. The Company's global groups are: a) McCann-Erickson WorldGroup ("McCann"), b) the FCB Group ("FCB"), c) The Partnership and d) Advanced Marketing Services ("AMS"). Each of the four groups has its own management structure and reports to senior management of the Company on the basis of the four groups. McCann, FCB and The Partnership provide a full complement of global marketing services including advertising and media management, marketing communications including direct marketing, public relations, sales promotion, event marketing, on-line marketing and healthcare marketing in addition to specialized marketing services. AMS provides marketing communication services, primarily public relations, and also includes NFO WorldGroup (for marketing intelligence services) and Jack Morton Worldwide (for specialized marketing services including corporate events, meetings and training/learning).

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

Long-lived assets and revenue are presented below by major geographic area:
	2001 (Restated)	2000 (Restated)	1999 (Restated)
Long-Lived Assets:
United States	$2,769.9	$2,701.5	$2,188.9

International
United Kingdom	600.5	563.1	504.4
All Other Europe	768.9	840.3	736.8
Asia Pacific	155.0	310.8	297.0
Latin America	116.5	118.9	105.6
Other	118.0	133.9	87.1
Total International	1,758.9	1,967.0	1,730.9
Total Consolidated	$4,528.8	$4,668.5	$3,919.8

Revenue:
United States	$3,805.8	$4,244.2	$3,624.2
International
United Kingdom	676.1	604.9	596.0
All Other Europe	1,161.0	1,233.6	1,278.7
Asia Pacific	478.9	508.9	415.1
Latin America	327.1	333.7	280.0
Other	274.3	257.4	223.2
Total International	2,917.4	2,938.5	2,793.0
Total Consolidated	$6,723.2	$7,182.7	$6,417.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

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

The Company is committed to total payments of approximately $136 over the period 2002 through 2011 under an executory contract.

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

Note 17: Restatement

During the fourth quarter of 2002, the Company identified total charges of $47.0 ($35.3, net of tax) (in addition to total asset impairment and other charges of $118.7 that related to the three months ended September 30, 2002) that are related to prior periods from January 1, 1997 through September 30, 2002. Of this amount, $23.8 ($17.8, net of tax) was related to periods prior to and including December 31, 2001. The $23.8 of charges has been recorded through a restatement of previously recorded amounts in this Form 10 K/A.

The total amount of charges of $23.8 includes amounts related to inappropriate purchase accounting adjustments, compensation costs that had been deferred instead of being expensed, charges to straight line certain long-term contracts and other items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

December 2002 Restatement

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

Subsequent Events

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company prepared a valuation of OMS to assess its fair value. For this purpose, the Company used a valuation method based on the valuations of comparable, publicly traded entities. This method was considered by management to be the most appropriate one to value OMS, and based on the results of this analysis, the Company concluded that no impairment charge was required at September 30, 2002.

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

OTHER ITEMS
See Note 18 for a discusion of certain liquidity matters and amendments under credit agreements.

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
CONSOLIDATED STATEMENT OF OPERATIONS

	As Previously Reported	As Restated
Twelve months ended December 31, 2001
- Operating loss	$(237.5)	$(243.6)
- Net loss	$(527.4)	$(534.5)
- Loss per share - Basic	$ (1.43)	$ (1.45)
- Loss per share - Diluted	$ (1.43)	$ (1.45)
Twelve months ended December 31, 2000
- Operating income	$ 823.8	$ 817.6
- Net income	$ 397.1	$ 392.8
- Earnings per share - Basic	$ 1.10	$ 1.09
- Earnings per share - Diluted	$ 1.07	$ 1.06

Twelve months ended December 31, 1999
- Operating income	$ 626.8	$ 621.7
- Net income	$ 340.2	$ 336.6
- Earnings per share - Basic	$ 0.97	$ 0.96
- Earnings per share - Diluted	$ 0.94	$ 0.92

CONSOLIDATED BALANCE SHEETS

December 31, 2001
CURRENT ASSETS:
Cash and cash equivalents	$ 935.2	$ 935.2
Accounts receivable	4,674.9	4,673.2
Other current assets	743.1	743.1
TOTAL CURRENT ASSETS	$ 6,353.2	$ 6,351.5

FIXED ASSETS	$ 847.7	$ 847.7

OTHER ASSETS	$ 4,189.6	$ 4,176.1

TOTAL ASSETS	$11,390.5	$11,375.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
	As Previously Reported	As Restated
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,876.8	$ 5,879.2
Loans payable	453.1	453.1
Accrued income taxes	65.2	61.5
Dividends payable	36.0	36.0
TOTAL CURRENT LIABILITIES	$ 6,431.1	$ 6,429.8

NON-CURRENT LIABILITIES	$ 3,101.5	$ 3,105.4

STOCKHOLDERS' EQUITY	$ 1,857.9	$ 1,840.1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,390.5	$11,375.3

December 31, 2000
CURRENT ASSETS:
Cash and cash equivalents	$ 844.6	$ 844.6
Accounts receivable	5,644.7	5,643.5
Other current assets	714.5	714.5
TOTAL CURRENT ASSETS	$ 7,203.8	$ 7,202.6

FIXED ASSETS	$ 825.0	$ 825.0

OTHER ASSETS	$ 4,235.2	$ 4,226.0

TOTAL ASSETS	$12,264.0	$12,253.6

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 6,864.4	$ 6,865.5
Loans payable	549.3	549.3
Accrued income taxes	182.2	180.1
Dividends payable	29.4	29.4
TOTAL CURRENT LIABILITIES	$ 7,625.3	$ 7,624.3

NON-CURRENT LIABILITIES	$ 2,257.6	$ 2,259.0

STOCKHOLDERS' EQUITY	$ 2,381.1	$ 2,370.3

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,264.0	$12,253.6

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

The Company's note purchase agreements with The Prudential Insurance Company of America (the "Prudential Agreements") also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). Due to the impact on the Company's net worth resulting from (a) lower operating profit in the current quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement involving total charges of $181.3 described in Note 17 to the Company's Consolidated Financial Statements, as of September 30, 2002 filed on Form 10-Q (the "third quarter restatement"), the Company required and received waivers related to its financial covenants in the Prudential Agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

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

On February 10, 2003, the Company also received from UBS AG and affiliates a commitment for an interim credit facility (the "UBS Commitment") providing for $500.0, maturing no later than July 31, 2004 and available to the Company beginning May 15, 2003, subject to certain conditions. The UBS Commitment will terminate at such time as the Company is in receipt of net proceeds equal to at least $400.0 from asset sales or one or more offerings of securities and the Company agreed to use commercially reasonable efforts to raise such proceeds through an offering of securities. If the UBS Commitment has not terminated, UBS may require that the Company issue securities generating aggregate net cash proceeds of up to $400.0 prior to April 1, 2003, up to $500.0 on or after April 1, 2003 and prior to May 15, 2003, and, if the Company's liquidity needs require, up to $800.0 on or after that date. If the Company does not comply with any such request from UBS, or if the Company fails to meet the specific disclosure and offering-related timetable set forth in the UBS Commitment, UBS is entitled to terminate its financing commitment. In connection with this commitment, the Company agreed to certain fees that impact of which will not be material to the Company's financial position, cash flows or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

On February 26, 2003, the Company obtained waivers of certain defaults under the Revolving Credit Facilities and the Prudential Agreements relating to the restatement described in Note 17 to the Company's Consolidated Financial Statements. The waivers covered certain financial reporting requirements related to the Company's consolidated financial statements for the quarter ended September 30, 2002. No financial covenants were required to be waived.

On March 3, 2003, in addition, in connection with the Company's restatement of its third quarter results, the Company amended the UBS Commitment to allow UBS to terminate its financing commitment (a) in the event of specified material adverse changes in financial, political or economic conditions, including an outbreak of hostilities involving the United States, that could materially adversely affect syndication of the interim credit facility or the ability to complete a capital markets transaction or (b) in the event of a material adverse change in the securities lending market for the Company's equity securities that could materially adversely effect the Company's ability to complete a certain type of capital markets transaction.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

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

The Company intends to vigorously defend the actions discussed above. While the proceedings are in the early stages and contain an element of uncertainty, the Company has no reason to believe that the final resolution of the actions will have a material effect on its financial position, cash flows or results of operations.

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

	RESULTS BY QUARTER (UNAUDITED) (Amounts in Millions, Except Per Share Amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2001	2000	2001	2000	2001	2000	2001	2000
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$1,657.8	$1,585.1	$1,742.8	$1,821.6	$1,605.1	$1,734.2	$1,717.5	$2,041.8

Operating expenses	1,507.9	1,456.1	1,505.2	1,479.8	1,507.2	1,521.6	1,497.8	1,729.9
Restructuring and other
merger related costs	1.5	36.0	51.3	52.8	592.8	26.7	--	62.2
Goodwill impairment and other charges	--	--	221.4	--	81.7	--	--	--
Income (loss) from operations	148.4	93.0	(35.1)	289.0	(576.6)	185.9	219.7	249.7

Investment impairment	(160.1)	--	--	--	(48.2)	--	(2.5)	--
Interest expense	(37.5)	(24.3)	(41.4)	(26.2)	(46.9)	(36.5)	(38.8)	(39.3)
Interest income	12.5	14.5	10.1	9.2	6.5	11.6	12.7	22.2
Other income, net	8.6	3.2	3.3	21.0	(0.6)	6.3	2.4	12.1
Income (loss) before
provision for income taxes	(28.1)	86.4	(63.1)	293.0	(665.8)	167.3	193.5	244.7

Provision for (benefit of) income taxes	(2.5)	36.5	45.8	124.7	(186.3)	70.7	87.7	108.3
Income applicable to minority interests	(6.9)	(3.9)	(10.5)	(11.2)	(2.9)	(10.7)	(10.0)	(17.0)
Equity in net income (loss) of unconsolidated affiliates	1.3	1.9	2.1	1.9	--	0.4	0.6	(19.8)
Net equity interests	(5.6)	(2.0)	(8.4)	(9.3)	(2.9)	(10.3)	(9.4)	(36.8)

Net income (loss)	$ (31.2)	$ 47.9	$ (117.3)	$ 159.0	$ (482.4)	$ 86.3	$ 96.4	$ 99.6

Per share data:
Basic EPS	$ (.09)	$ .13	$ (.32)	$ .45	$ (1.31)	$ .24	$ .26	$ .27
Diluted EPS	$ (.09)	$ .13	$ (.32)	$ .43	$ (1.31)	$ .23	$ .26	$ .27
Cash dividends per
share - Interpublic	$ .095	$ .085	$ .095	$ .095	$ .095	$ .095	$ .095	$ .095

Weighted-average shares:
Basic	366.1	355.6	368.9	356.7	369.6	362.7	371.3	363.5
Diluted	366.1	368.0	368.9	380.9	369.6	373.1	377.2	373.3

Stock price:
High	$ 47.19	$ 55.56	$ 38.85	$ 48.25	$ 30.46	$ 44.63	$ 31.00	$ 43.75
Low	$ 32.50	$ 37.00	$ 27.79	$ 38.00	$ 19.30	$ 33.50	$ 19.50	$ 33.06

Refer to Item 6 for a reconciliation of items previously reported to the restated amounts listed above.

Report of Independent Accountant on
Financial Statement Schedule, Valuation and Qualifying Accounts

To the Board of Directors and Stockholders of
The Interpublic Group of Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 28, 2002, except for Note 17, which is as of March 7, 2003, appearing in Item 8 of Part II of this Annual Report on Form 10-K/A, also included an audit of the Financial Statement Schedule, Valuation and Qualifying Accounts, listed in Item 8 of this Form 10-K/A. In our opinion, based on our audits and the reports of other auditors, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements of True North as of December 31, 2000 and for each of the two years ended December 31, 2000 and for NFO for the year ended December 31, 1999 were audited by other independent accountants who have ceased operations. Those independent accountants expressed unqualified opinions on those financial statements in their reports dated March 20, 2001 and February 25, 2000, respectively.

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

10(d)(ii)

364-Day Credit Agreement, amended and restated as of December 31, 2002, among Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent (incorporated by reference to Registrant's Current Report On Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 2003).

10(d)(iii)

Five-Year Credit Agreement, amended and restated as of December 31, 2002, among Registrant, the initial lenders named therein and Citibank, N.A., as administrative (incorporated by reference to Registrant's Current Report On Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 2003).

10(d)(iv)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated May 26, 1994 (incorporated by reference to Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(d)(v)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated April 28, 1995 (incorporated by reference to Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(d)(vi)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated October 31, 1996 (incorporated by reference to Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(d)(vii)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated August 18, 1997 (incorporated by reference to Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(d)(viii)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated January 21, 1999 (incorporated by reference to Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(d)(ix)

Amended and Restated Commitment Letter, dated February 28, 2003, by and among Registrant, UBS AG and UBS Warburg, LLC (incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission On March 7, 2003).

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

13.1	Transfer Agent & Registrar for Common Stock.**

21	Subsidiaries of the Registrant.*

21.1	Additional Subsidiaries of the Registrant***

23	Consent of Independent Accountants: PricewaterhouseCoopers LLP Consent of Independent Public Accountants: J.H. Cohn LLP

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.*

24.1	Power of Attorney to sign Form 10-K executed by David A. Bell.

99	The Company filed the following reports on Form 8-K during the quarter ended December 31, 2001:

	(i)	Report dated December 11, 2001. Item 5 Other Events and Exhibit 99.1 Press Release.

	(ii)	Report dated, December 14, 2001. Item 5 Other Events and Exhibit 99.1 Press Release.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

March 7, 2003	BY:	/s/ David A. Bell
David A. Bell
Chairman of the Board,
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2003.

Name	Title	Date

/s/ David A. Bell	Chairman of the Board,
David A. Bell	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Sean F. Orr	Executive Vice President,
Sean F. Orr	Chief Financial Officer
(Principal Financial
Officer) and Director

*	Director
Frank J. Borelli

*	Director
Reginald K. Brack

*	Director
Jill M. Considine

*	Director
John J. Dooner, Jr.

*	Director
Richard A. Goldstein

*	Director
H. John Greeniaus

*	Director
Michael I. Roth

*	Director
J. Phillip Samper

/s/ Richard P. Sneeder. Jr.	Vice President and
Richard P. Sneeder, Jr.	Controller (Principal
Accounting Officer)

By: /s/ Nicholas J. Camera
Nicholas J. Camera Attorney-in-Fact

-----------------------------
*Such signature has been affixed pursuant to a Power of Attorney previously filed as an exhibit to Interpublic's Annual Report on Form 10-K, filed on April 1, 2002, for the year ended December 31, 2001 and incorporated herein by reference.

CERTIFICATIONS

I, David A. Bell, certify that:

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

Date: March 7, 2003

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

10(d)(ii)

364-Day Credit Agreement, amended and restated as of December 31, 2002, among Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent (incorporated by reference to Registrant's Current Report On Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 2003).

10(d)(iii)

Five-Year Credit Agreement, amended and restated as of December 31, 2002, among Registrant, the initial lenders named therein and Citibank, N.A., as administrative (incorporated by reference to Registrant's Current Report On Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 2003).

10(d)(iv)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated May 26, 1994 (incorporated by reference to Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(d)(v)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated April 28, 1995 (incorporated by reference to Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(d)(vi)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated October 31, 1996 (incorporated by reference to Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(d)(vii)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated August 18, 1997 (incorporated by reference to Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(d)(viii)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated January 21, 1999 (incorporated by reference to Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003).

10(d)(ix)

Amended and Restated Commitment Letter, dated February 28, 2003, by and among Registrant, UBS AG and UBS Warburg, LLC (incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission On March 7, 2003).

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

13.1	Transfer Agent & Registrar for Common Stock**

21	Subsidiaries of the Registrant.*

21.1	Additional Subsidiaries of the Registrant.***

23	Consent of Independent Accountants: PricewaterhouseCoopers LLP Consent of Independent Public Accountants: J.H. Cohn LLP

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.*

24.1	Power of Attorney to sign Form 10-K executed by David A. Bell.

99	The Company filed the following reports on Form 8-K during the quarter ended December 31, 2001:

	(i)	Report dated December 11, 2001. Item 5 Other Events and Exhibit 99.1 Press Release.

	(ii)	Report dated, December 14, 2001. Item 5 Other Events and Exhibit 99.1 Press Release.

___________________________________
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