Form 10-Q/A
period 2002-03-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2003-03-18
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]	AMENDMENT NO. 2 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1 -6686
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13 -1024020 (I.R.S. Employer Identification No.)

1271 Avenue of the Americas, New York, New York (Address of principal executive offices)	10020 (Zip Code)

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

EXPLANATORY NOTE
(Dollars in Millions)

The Interpublic Group of Companies, Inc. ("Interpublic" or "the Company") is filing this Form 10-Q/A to restate its financial statements and revise certain disclosures as of and for the three months ended March 31, 2002.

During the fourth quarter of 2002, the Company identified charges of $47.0 (35.3, net of tax) (in addition to total asset impairment and other charges of $118.7 that related to the three months ended September 30, 2002) that are related to the prior periods from January 1, 1997 through September 30, 2002. Of this amount, $2.9 ($1.9, net of tax) related to the three months ended March 31, 2002 and has been recorded through a restatement of previously recorded amounts in this Form 10-Q/A. The total pre tax of charges of $2.9 principally related to adjustments to record intangible asset amortization.

This Form 10-Q/A amends the Form 10-Q filed by the Company on May 15, 2002, for the three months ended March 31, 2002 and the Form 10-Q/A filed by the Company on December 18, 2002. This amendment includes certain information required by Items 1 and 2 of Form 10-Q, including such restated consolidated financial statements (together with other information relating to such restated consolidated financial statements) and the Company's amended and restated management's discussion and analysis of financial condition and results of operations.

This Form 10-Q/A amends Items 1 and 2 of Part I and Items 1 and 6 of Part II of the Company's original Form 10-Q/A filing only, and except for such items and Exhibit 11, no other information included in the Company's original Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, is amended by this amendment.

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

Consolidated Balance Sheet
March 31, 2002 (unaudited) and
December 31, 2001

Consolidated Statement of Comprehensive Income
Three months ended March 31, 2002
and 2001 (unaudited)

Consolidated Statement of Cash Flows
Three months ended March 31, 2002
and 2001 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

CERTFICATIONS

INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	2002 (Restated)	2001 (Restated)

REVENUE	$1,420.0	$1,674.8

OPERATING EXPENSES:
Salaries and related expenses	868.8	1,004.1
Office and general expenses	419.8	478.9
Amortization of intangible assets	2.8	41.9
Restructuring and other merger related costs	--	1.5

Total operating expenses	1,291.4	1,526.4

OPERATING INCOME	128.6	148.4

OTHER INCOME (EXPENSE):
Interest expense	(35.3)	(37.5)
Interest income	6.9	12.5
Other income	0.3	8.6
Investment impairment	--	(160.1)
Total other income (expense)	(28.1)	(176.5)

Income (loss) before provision for income taxes	100.5	(28.1)

Provision for (benefit of) income taxes	38.0	(2.5)

Income (loss) of consolidated companies	62.5	(25.6)

Income applicable to minority interests	(3.6)	(6.9)
Equity in net income of unconsolidated affiliates	0.9	1.3

NET INCOME (LOSS)	$ 59.8	$ (31.2)

Earnings (loss) per share:
Basic	$ 0.16	$ (0.09)
Diluted	$ 0.16	$ (0.09)

Weighted average shares:
Basic	373.0	366.1
Diluted	379.8	366.1

Cash dividends per share	$ 0.095	$ 0.095

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

ASSETS

	March 31,
	2002	December 31,
	(Unaudited) (Restated)	2001 (Restated)
CURRENT ASSETS:
Cash and cash equivalents	$ 575.1	$ 935.2
Account receivables (net of allowance for doubtful accounts: 2002-$88.1; 2001-$90.7)	4,464.8	4,673.2
Expenditures billable to clients	391.8	325.5
Deferred taxes on income	48.0	80.0
Prepaid expenses and other current assets	332.3	337.6

Total current assets	5,812.0	6,351.5

FIXED ASSETS, AT COST:
Land and buildings	159.8	161.1
Furniture and equipment	1,097.2	1,083.2
Leasehold improvements	461.8	461.4
	1,718.8	1,705.7
Less: accumulated depreciation	(891.3)	(858.0)

Total fixed assets	827.5	847.7

OTHER ASSETS:
Investment in unconsolidated affiliates	159.6	156.7
Deferred taxes on income	486.9	495.0
Other assets and miscellaneous investments	427.4	427.9
Goodwill	3,073.9	2,994.3
Other intangible assets (net of accumulated
amortization: 2002-$26.8; 2001-$24.0)	106.6	102.2

Total other assets	4,254.4	4,176.1

TOTAL ASSETS	$10,893.9	$11,375.3

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,
	2002	December 31,
	(Unaudited) (Restated)	2001 (Restated)
CURRENT LIABILITIES:
Accounts payable	$ 4,211.0	$ 4,555.5
Accrued expenses	1,216.6	1,323.7
Loans payable	525.4	453.1
Accrued income taxes	14.8	61.5
Dividends payable	36.2	36.0

Total current liabilities	6,004.0	6,429.8

NON-CURRENT LIABILITIES:
Long-term debt	1,239.3	1,356.8
Convertible subordinated notes	552.5	548.5
Zero-coupon convertible senior notes	576.7	575.3
Deferred compensation	377.0	377.3
Accrued postretirement benefits	55.8	54.4
Other non-current liabilities	104.1	103.8
Minority interests in consolidated subsidiaries	90.0	89.3

Total non-current liabilities	2,995.4	3,105.4

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: none
Common stock, $0.10 par value,
shares authorized: 550.0,
shares issued: 2002 - 386.7; 2001 - 385.8	38.7	38.6
Additional paid-in capital	1,775.7	1,785.2
Retained earnings	891.8	868.3
Accumulated other comprehensive loss, net of tax	(465.6)	(447.8)
	2,240.6	2,244.3

Less:
Treasury stock, at cost: 2002 - 6.1 shares; 2001 - 7.3 shares	(239.1)	(290.2)
Unamortized deferred compensation	(107.0)	(114.0)

Total stockholders' equity	1,894.5	1,840.1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,893.9	$11,375.3

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31,
(Amounts in Millions)
(Unaudited)

	2002	2001
	(Restated)	(Restated)
Net Income (Loss)	$ 59.8	$(31.2)

Foreign Currency Translation Adjustments	(18.5)	(87.4)

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains	0.9	--
Tax expense	(0.4)	--
Unrealized holding losses	--	(7.7)
Tax benefit	--	3.2

Reclassification of unrealized loss to net earnings	--	89.4
Tax benefit	--	(37.5)
Unrealized holding gains on securities	0.5	47.4

Comprehensive Income (Loss)	$ 41.8	$(71.2)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
(Amounts in Millions)
(Unaudited)
	2002 (Restated)	2001 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 59.8	$ (31.2)
Adjustments to reconcile net income (loss) to
cash used in operating activities:
Depreciation and amortization of fixed assets	48.7	51.8
Amortization of intangible assets	2.8	41.9
Amortization of restricted stock awards and bond discounts	18.4	15.2
Provision for (benefit of) deferred income taxes	42.3	(60.3)
Undistributed equity earnings	(0.9)	(1.3)
Income applicable to minority interests	3.6	6.9
Investment impairment	--	160.1
Other	(0.1)	(4.9)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	160.4	411.3
Expenditures billable to clients	(68.5)	(53.7)
Prepaid expenses and other current assets	0.3	(54.2)
Accounts payable, accrued expenses and other current liabilities	(417.8)	(1,081.5)
Accrued income taxes	(45.9)	(31.5)
Other non-current assets and liabilities	2.4	18.6

Net cash used in operating activities	(194.5)	(612.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(65.3)	(66.5)
Capital expenditures	(34.8)	(60.7)
Proceeds from sales of businesses	0.2	11.3
Proceeds from sales of long-term investments	33.2	6.4
Purchases of long-term investments	(32.7)	(6.0)
Maturities of short-term marketable securities	11.2	10.8
Purchases of short-term marketable securities	(4.3)	(22.8)
Other investments and miscellaneous assets	(6.7)	(23.2)

Net cash used in investing activities	(99.2)	(150.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term bank borrowings	72.6	716.8
Proceeds from long-term debt	7.3	102.7
Payments of long-term debt	(124.0)	(170.8)
Treasury stock acquired	(2.2)	(62.3)
Issuance of common stock	26.0	36.9
Cash dividends - Interpublic	(36.0)	(29.4)
Cash dividends - pooled companies	--	(7.5)

Net cash provided by (used in) financing activities	(56.3)	586.4

Effect of exchange rates on cash and cash equivalents	(10.1)	(35.9)

Decrease in cash and cash equivalents	(360.1)	(213.0)
Cash and cash equivalents at beginning of year	935.2	844.6

Cash and cash equivalents at end of period	$ 575.1	$ 631.6

The accompanying notes are an integral part of these consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

1.

Basis of Presentation
In the opinion of management, the financial statements included herein contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company" or "Interpublic") December 31, 2001 Annual Report to Stockholders filed on Form 10-K/A on March 7, 2003. The operating results for the first three months of the year are not necessarily indicative of the results for the year or other interim periods.

As discussed in Note 8, the Company identified pre-tax charges of which $2.9 ($1.9, net of tax) related to the three months ended March 31, 2002. The charges have been recorded through a restatement of previously reported amounts in this Form 10-Q/A.

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

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:

		2002 (Restated)	2001 (Restated)

	Reported net income (loss)	$59.8	$(31.2)
	Add back: goodwill amortization, net of tax	--	35.3
	Adjusted net income	$59.8	$ 4.1

	Basic earnings (loss) per share:
	Reported net income (loss)	$0.16	$(0.09)
	Add back: goodwill amortization, net of tax	--	0.10
	Adjusted net income	$0.16	$ 0.01

	Diluted earnings (loss) per share:
	Reported net income (loss)	$0.16	$(0.09)
	Add back: goodwill amortization, net of tax	--	0.10
	Adjusted net income	$0.16	$ 0.01

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

During the fourth quarter of 2002, the Company identified charges of $47.0 ($35.3, net of tax) (in addition to total asset impairment and other charges of $118.7 that related to the three months ended September 30, 2002) that are related to prior periods from January 1, 1997 through September 30, 2002. Of this amount, $2.9 ($1.9, net of tax) was related to the three months ended March 31, 2002. The $2.9 of pre-tax charges has been recorded through a restatement of previously recorded amounts in this Form 10 Q/A. The total amount of charges of $2.9 principally relates to adjustments to record intangible asset amortization.

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

In December 2002, the Company restated its financial statements for periods up to and including June 30, 2002. The amounts discussed within this document "as previously reported" reflect the amounts restated in December 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

Octagon Motorsports (OMS) Impairment Announced March 2003

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

OTHER ITEMS
See Note 9 for a discussion of certain liquidity matters and amendments under credit agreements.

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

CONSOLIDATED STATEMENT OF OPERATIONS

	As Previously Reported	As Restated
Three months ended March 31, 2002
- Operating income	$ 131.5	$128.6
- Net income	$ 61.7	$ 59.8
- Earnings per share - Basic	$ 0.17	$ 0.16
- Earnings per share - Diluted	$ 0.16	$ 0.16

Three months ended March 31, 2001
- Operating income	$ 149.6	$148.4
- Net loss	$ (30.4)	$(31.2)
- Loss per share - Basic	$ (0.08)	$(0.09)
- Loss per share - Diluted	$ (0.08)	$(0.09)

CONSOLIDATED BALANCE SHEET

March 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$ 575.1	$ 575.1
Accounts receivable	4,466.7	4,464.8
Other current assets	772.1	772.1
TOTAL CURRENT ASSETS	$ 5,813.9	$ 5,812.0

FIXED ASSETS	$ 827.5	$ 827.5

OTHER ASSETS	$ 4,269.5	$ 4,254.4

TOTAL ASSETS	$10,910.9	$10,893.9

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,425.4	$ 5,427.6
Loans payable	525.4	525.4
Accrued income taxes	19.4	14.8
Dividends payable	36.2	36.2
TOTAL CURRENT LIABILITIES	$ 6,006.4	$ 6,004.0

NON-CURRENT LIABILITIES	$ 2,990.3	$ 2,995.4

STOCKHOLDERS' EQUITY	$ 1,914.2	$ 1,894.5

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,910.9	$10,893.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

		As Previously Reported	As Restated
	December 31, 2001
	CURRENT ASSETS:
	Cash and cash equivalents	$ 935.2	$ 935.2
	Accounts receivable	4,674.9	4,673.2
	Other current assets	743.1	743.1
	TOTAL CURRENT ASSETS	$ 6,353.2	$ 6,351.5

	FIXED ASSETS	$ 847.7	$ 847.7

	OTHER ASSETS	$ 4,189.6	$ 4,176.1

	TOTAL ASSETS	$11,390.5	$11,375.3

	LIABILITIES AND STOCKHOLDERS' EQUITY:
	CURRENT LIABILITIES:
	Accounts payable and accrued expenses	$ 5,876.8	$ 5,879.2
	Loans payable	453.1	453.1
	Accrued income taxes	65.2	61.5
	Dividends payable	36.0	36.0
	TOTAL CURRENT LIABILITIES	$ 6,431.1	$ 6,429.8

	NON-CURRENT LIABILITIES	$ 3,101.5	$ 3,105.4

	STOCKHOLDERS' EQUITY:	$ 1,857.9	$ 1,840.1

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,390.5	$11,375.3

9.	Subsequent Events
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

The Company's note purchase agreements with The Prudential Insurance Company of America (the "Prudential Agreements") also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). Due to the impact on the Company's net worth resulting from (a) lower operating profit in the third quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement involving total charges of $181.3 described in Note 8 hereof, to the Company's Consolidated Financial Statements. The Company required and received waivers related to its financial covenants in the Prudential Agreements as of September 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

In addition, the Company obtained waivers of certain other provisions (excluding financial covenants) contained in its Revolving Credit Facilities and in certain of its term loan agreements, including the Prudential Agreements, which related to the restatement of total charges of $181.3. In connection with the waivers for its Revolving Credit Facilities, the Company agreed to an increase in interest rates and commitment fees payable to the lenders. In connection with the waivers for the Prudential Agreements, the Company agreed to increase the interest rates on the $148.8 outstanding under the Prudential Agreements. As a result, the interest rates (as of November 19, 2002) on the notes issued pursuant to the Prudential Agreements were increased to range from 7.55% to 9.51%. In addition to the increase in interest rates on the Prudential Agreements and the Revolving Credit Facilities, the Company paid fees to the lenders as additional consideration for their granting the waivers and amendments discussed above. The impact of the fees paid and the increased interest rates will not be material to the Company's financial position, cash flows or results of operations.

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

Further Amendments and Other Events

The interest rates on base rate loans and LIBOR loans under the Revolving Credit Facilities are affected by the facilities' utilization levels and the Company's credit ratings. On October 25, 2002, Moody's Investors Services, Inc. downgraded the Company's credit rating to Baa3. On March 7, 2003, Standard and Poor's downgraded the Company's credit rating to BB+. As of March 7, 2003, the combined effect of the downgrades was an increase in the interest spread payable on LIBOR loans under the Revolving Credit Facilities of 50 basis points from the applicable spread as of November 19, 2002. The current interest spread with respect to LIBOR loans is 1.5%, effective as of March 7, 2003. As of March 5, 2003, approximately $50.1 was borrowed under the Revolving Credit Facilities.

On February 10, 2003, the Company amended certain provisions of the Revolving Credit Facilities and the Prudential Agreements effective as of December 31, 2002. The new terms of the Revolving Credit Facilities and the Prudential Agreements restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments, make capital expenditures and prepay long-term debt, as well as the ability of the Company's domestic subsidiaries to incur additional debt. Certain of these limitations will be modified upon receipt of aggregate net cash proceeds equal to at least $400.0 from asset sales and capital markets transactions. The level of proceeds from such transactions and the outstanding balance of the Company's zero-coupon convertible senior notes due 2021 (the "Zero-Coupon Notes") will determine the permitted levels of annual acquisition spending and the permitted level of long-term debt prepayment. The level of proceeds, the outstanding balance of the Zero-Coupon Notes and the Company's future earnings performance will determine the permitted levels of share buybacks and dividend payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

On March 13, 2003, the Company sold 4.50% Convertible Senior Notes due 2023 in an aggregate principal amount of $800.0. The Company received net cash proceeds from this transaction equal to approximately $778.0. As a result, the Company's permitted level of annual cash acquisition spending has increased to $25.0. In addition, on March 10, 2003, the Company commenced a tender offer to purchase for cash any and all of the outstanding Zero-Coupon Notes, at a price equal to 82.9876% of the principal amount of the notes at maturity. The tender offer expires on April 4, 2003. If the Zero-Coupon Notes are substantially retired pursuant to this tender offer, the Company's permitted level of annual cash acquisition spending would be further increased to $100.0 and the Company would be permitted to prepay long-term debt. If all of the Zero-Coupon Notes are tendered pursuant to the tender offer, the Company would pay a total of $582.5 to the holders of the Zero-Coupon Notes. The Company will incur an immaterial loss with respect to each Zero-Coupon Note purchased pursuant to the tender offer as a result of the premium paid to the note holders.

All limitations on dividend payments and share buybacks expire when the Zero-Coupon Notes have been substantially retired and earnings before interest, taxes, depreciation and amortization are at least $1,300.0 for four consecutive quarters.

Certain defined terms relating to financial covenants contained in the Revolving Credit Facilities and the Prudential Agreements were also amended effective as of December 31, 2002. The definition of debt for borrowed money in the Revolving Credit Facilities was modified to include the Company's 1.8% Convertible Subordinated Notes due 2004 and 1.87% Convertible Subordinated Notes due 2006. The definition of EBITDA in the Revolving Credit Agreements and the definition of cash flow and consolidated net worth in the Prudential Agreements were amended to include up to $500.0 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002 and the quarter ended March 31, 2003. The corresponding financial covenant ratio levels in the Revolving Credit Facilities and the Prudential Agreements were also amended.

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

On February 10, 2003, the Company also received from UBS AG a commitment for an interim credit facility providing for $500.0, maturing no later than July 31, 2004 and available to the Company beginning May 15, 2003, subject to certain conditions. This commitment terminated in accordance with its terms when the Company received net cash proceeds equal to at least $400.0 from its sale of the 4.50% Convertible Senior Notes due 2023. In connection with this commitment, the Company agreed to pay certain fees the impact of which will not be material to the Company's financial position, cash flows or results of operations.

On February 26, 2003, the Company obtained waivers of certain defaults under the Revolving Credit Facilities and the Prudential Agreements relating to the restatement in connection with $47.0 of charges described in Note 8 to the Company's Consolidated Financial Statements. The waivers covered certain financial reporting requirements related to the Company's consolidated financial statements for the quarter ended September 30, 2002. No financial covenants were required to be waived.

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

The Company intends to vigorously defend the actions discussed above. While the proceedings are in the early stages and contain an element of uncertainty, the Company has no reason to believe that the final resolution of the actions will have a material adverse effect on its financial position, cash flows or results of operations.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Item 2.

RESULTS OF OPERATIONS

During the fourth quarter of 2002, the Company identified total charges of $47.0 ($35.3, net of tax) (in addition to total asset impairment and other charges of $118.7 that related to the three months ended September 30, 2002) that are related to prior periods from January 1, 1997 through September 30, 2002. Of this amount, $2.9 ($1.9, net of tax) was related to the three months ended March 31, 2002 and has been recorded through a restatement of previously recorded amounts in this Form 10 Q/A. The total amount of charges of $2.9 principally relates to adjustments to record intangible asset amortization.

December 2002 Restatement
During the second and third quarters of 2002, the Company identified charges of $181.3 ($135.9, net of tax) that were related to prior periods. In December 2002, the Company restated its financial statements for periods up to and including June 30, 2002. The amounts described within this document "as previously reported" reflect the amounts restated in December 2002.

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

In December 2002, the Company restated its financial statements for periods up to and including June 30, 2002. The amounts discussed within this document "as previously reported" reflect the amounts restated in December 2002.

Octagon Motorsports (OMS) Impairment Announced March 2003
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

OTHER ITEMS
See Note 9 for a discussion of certain liquidity matters and amendments under credit agreements.

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

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

The Company reported net income of $59.8 or $0.16 diluted earnings per share and a net loss of $31.2 or $0.09 loss per share for the three months ended March 31, 2002 and 2001, respectively. Net income excluding non-recurring items was $73.9 or $0.20 diluted earnings per share for the three months ended March 31, 2001.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The following table sets forth net income (loss) as reported and excluding non-recurring items:
	Three Months Ended March 31,
	2002 (Restated)	2001 (Restated)
Net Income (Loss)
Net income (loss), as reported	$59.8	$ (31.2)

Less non-recurring items:
Restructuring and other merger related costs	--	(1.5)
Investment impairment	--	(160.1)
Tax effect of above items	--	56.5
Total non-recurring items	--	(105.1)

Net income, excluding non-recurring items	$59.8	$ 73.9

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Operating Expenses
Worldwide operating expenses for the three months ended March 31, 2002 decreased $235.0 or 15.4% to $1,291.4 compared to the three months ended March 31, 2001. Worldwide operating expenses excluding non-recurring items for the three months ended March 31, 2002 decreased $233.5 or 15.3% compared to the three months ended March 31, 2001. The decrease in worldwide operating expenses reflects the benefit of the Company's 2001 restructuring plan and other operating cost reduction initiatives, and a decrease in amortization of intangible assets as a result of adoption of the new accounting pronouncement related to goodwill amortization (see Note 4). The decrease of (15.3)% was due to: net acquisitions/divestitures (2.5)%, impact of foreign currency changes (1.0)%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (1.2)% and reductions in operating expenses from existing operations (10.6)%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 61% of revenue. Salaries and related expenses for the three months ended March 31, 2002 decreased $135.3 to $868.8 compared to the three months ended March 31, 2001. The decrease is primarily a result of lower headcount, which was reduced to 53,000 at March 31, 2002 compared with 60,700 at March 31, 2001 as a result of the Company's 2001 restructuring plan. The decrease of (13.5)% was due to: net acquisitions/divestitures (2.5)%, impact of foreign currency changes (1.0)%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (1.0)% and reductions in salaries and related expenses from existing operations (9.0)%.

Office and general expenses decreased $59.1 or 12.3% in the three months ended March 31, 2002 to $419.8 compared to $478.9 in the three months ended March 31, 2001. The decrease was due primarily to the impact of foreign currency changes, the impact of the loss of the Chrysler and accounts of Pepsi owned brands and the benefit of the Company's 2001 restructuring plan initiatives, including reduced travel and entertainment costs and reduced office rental and supplies costs. The decrease of (12.3)% was due to: net acquisitions/divestitures (3.2)%, impact of foreign currency changes (1.3)%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (1.6)% and reductions in office and general expenses from existing operations (6.2)%.

Amortization of intangible assets was $2.8 in the three months ended March 31, 2002 compared with $41.9 in the first quarter of 2001. The decrease is a result of the adoption of the new standard on accounting for goodwill and other intangible assets effective January 1, 2002. Although SFAS 142 does not require that previously reported numbers be restated, amortization of intangible assets would have been $0.9 million for the first quarter of 2001 under the new standard (see Note 4).

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

OTHER ITEMS
The Company's effective income tax rate was an expense of 37.8% for the first quarter of 2002 and a benefit of 8.9% for the first quarter of 2001. The 2001 effective tax rate was impacted by the lower tax benefit rate on the investment impairment charge. Excluding non-recurring items, the effective income tax rate was 37.8% for the first three months of 2002 compared to 40.4% for the first three months of 2001. The 2002 effective income tax rate was impacted by the reduced amount of nondeductible goodwill amortization. The primary difference between the effective tax rate and the statutory federal rate of 35% in 2002 is due to state and local taxes.

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

The Company's note purchase agreements with The Prudential Insurance Company of America (the "Prudential Agreements") also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). Due to the impact on the Company's net worth resulting from (a) lower operating profit in the third quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement involving total charges of $181.3 described in Note 8 hereof, to the Company's Consolidated Financial Statements. The Company required and received waivers related to its financial covenants in the Prudential Agreements as of September 30, 2002.

In addition, the Company obtained waivers of certain other provisions (excluding financial covenants) contained in its Revolving Credit Facilities and in certain of its term loan agreements, including the Prudential Agreements, which related to the restatement of total charges of $181.3. In connection with the waivers for its Revolving Credit Facilities, the Company agreed to an increase in interest rates and commitment fees payable to the lenders. In connection with the waivers for the Prudential Agreements, the Company agreed to increase the interest rates on the $148.8 outstanding under the Prudential Agreements. As a result, the interest rates (as of November 19, 2002) on the notes issued pursuant to the Prudential Agreements were increased to range from 7.55% to 9.51%. In addition to the increase in interest rates on the Prudential Agreements and the Revolving Credit Facilities, the Company paid fees to the lenders as additional consideration for their granting the waivers and amendments discussed above. The impact of the fees paid and the increased interest rates will not be material to the Company's financial position, cash flows or results of operations.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Further Amendments and Other Events
The interest rates on base rate loans and LIBOR loans under the Revolving Credit Facilities are affected by the facilities' utilization levels and the Company's credit ratings. On October 25, 2002, Moody's Investors Services, Inc. downgraded the Company's credit rating to Baa3. On March 7, 2003, Standard and Poor's downgraded the Company's credit rating to BB+. As of March 7, 2003, the combined effect of the downgrades was an increase in the interest spread payable on LIBOR loans under the Revolving Credit Facilities of 50 basis points from the applicable spread as of November 19, 2002. The current interest spread with respect to LIBOR loans is 1.5%, effective as of March 7, 2003. As of March 5, 2003, approximately $50.1 was borrowed under the Revolving Credit Facilities.

On February 10, 2003, the Company amended certain provisions of the Revolving Credit Facilities and the Prudential Agreements effective as of December 31, 2002. The new terms of the Revolving Credit Facilities and the Prudential Agreements restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments, make capital expenditures and prepay long-term debt, as well as the ability of the Company's domestic subsidiaries to incur additional debt. Certain of these limitations will be modified upon receipt of aggregate net cash proceeds equal to at least $400.0 from asset sales and capital markets transactions. The level of proceeds from such transactions and the outstanding balance of the Company's zero-coupon convertible senior notes due 2021 (the "Zero-Coupon Notes") will determine the permitted levels of annual acquisition spending and the permitted level of long-term debt prepayment. The level of proceeds, the outstanding balance of the Zero-Coupon Notes and the Company's future earnings performance will determine the permitted levels of share buybacks and dividend payments.

On March 13, 2003, the Company sold 4.50% Convertible Senior Notes due 2023 in an aggregate principal amount of $800.0. The Company received net cash proceeds from this transaction equal to approximately $778.0. As a result, the Company's permitted level of annual cash acquisition spending has increased to $25.0. In addition, on March 10, 2003, the Company commenced a tender offer to purchase for cash any and all of the outstanding Zero-Coupon Notes, at a price equal to 82.9876% of the principal amount of the notes at maturity. The tender offer expires on April 4, 2003. If the Zero-Coupon Notes are substantially retired pursuant to this tender offer, the Company's permitted level of annual cash acquisition spending would be further increased to $100.0 and the Company would be permitted to prepay long-term debt. If all of the Zero-Coupon Notes are tendered pursuant to the tender offer, the Company would pay a total of $582.5 to the holders of the Zero-Coupon Notes. The Company will incur an immaterial loss with respect to each Zero-Coupon Note purchased pursuant to the tender offer as a result of the premium paid to the note holders.

All limitations on dividend payments and share buybacks expire when the Zero-Coupon Notes have been substantially retired and earnings before interest, taxes, depreciation and amortization are at least $1,300.0 for four consecutive quarters.

Certain defined terms relating to financial covenants contained in the Revolving Credit Facilities and the Prudential Agreements were also amended effective as of December 31, 2002. The definition of debt for borrowed money in the Revolving Credit Facilities was modified to include the Company's 1.8% Convertible Subordinated Notes due 2004 and 1.87% Convertible Subordinated Notes due 2006. The definition of EBITDA in the Revolving Credit Agreements and the definition of cash flow and consolidated net worth in the Prudential Agreements were amended to include up to $500.0 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002 and the quarter ended March 31, 2003. The corresponding financial covenant ratio levels in the Revolving Credit Facilities and the Prudential Agreements were also amended.

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

On February 10, 2003, the Company also received from UBS AG a commitment for an interim credit facility providing for $500.0, maturing no later than July 31, 2004 and available to the Company beginning May 15, 2003, subject to certain conditions. This commitment terminated in accordance with its terms when the Company received net cash proceeds equal to at least $400.0 from its sale of the 4.50% Convertible Senior Notes due 2023. In connection with this commitment, the Company agreed to pay certain fees the impact of which will not be material to the Company's financial position, cash flows or results of operations.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

On February 26, 2003, the Company obtained waivers of certain defaults under the Revolving Credit Facilities and the Prudential Agreements relating to the restatement in connection with $47.0 of charges described in Note 8 to the Company's Consolidated Financial Statements. The waivers covered certain financial reporting requirements related to the Company's consolidated financial statements for the quarter ended September 30, 2002. No financial covenants were required to be waived.

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

Other
On January 15, 2003, the Company announced that it had hired outside advisors to help it explore strategic alternatives regarding NFO and is currently in discussion concerning a possible sale.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:
	2002 (Restated)	2001 (Restated)
Reported net income (loss)	$59.8	$(31.2)
Add back: goodwill amortization, net of tax	--	35.3
Adjusted net income	$59.8	$ 4.1

Basic earnings (loss) per share:
Reported net income (loss)	$0.16	$(0.09)
Add back: goodwill amortization, net of tax	--	0.10
Adjusted net income	$0.16	$ 0.01

Diluted earnings (loss) per share:
Reported net income (loss)	$0.16	$(0.09)
Add back: goodwill amortization, net of tax	--	0.10
Adjusted net income	$0.16	$ 0.01

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

Interpublic's liquidity could be adversely affected if Interpublic is unable to access capital or to raise proceeds from asset sales. In addition, Interpublic could be adversely affected by developments in connection with the purported class actions and derivative suits that it is defending or the SEC investigation relating to the restatements of the Company's financial statements. The Company's financial condition and future results of operations could also be adversely affected if the Company recognizes additional impairment charges due to future events or in the event of other adverse accounting-related developments.

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

Investors should evaluate any statements made by Interpublic in light of these important factors

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

The Company intends to vigorously defend the actions discussed above. While the proceedings are in the early stages and contain an element of uncertainty, the Company has no reason to believe that the final resolution of the actions will have a material adverse effect on its financial position, cash flows or results of operations.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

Date: March 18, 2003	BY /S/ DAVID A. BELL
DAVID A. BELL
Chairman of the Board, President
and Chief Executive Officer

Date: March 18, 2003	BY /S/ SEAN F. ORR
SEAN F. ORR
Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, David A. Bell, certify that:

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

Date: March 18, 2003

/s/ David A. Bell
David A. Bell
Chairman of the Board, President
and Chief Executive Officer

CERTIFICATIONS

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

Date: March 18, 2003

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