Form 10-Q/A
period 2002-06-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 2003-03-18
CIK 51644

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

EXPLANATORY NOTE
(Dollars in Millions)

The Interpublic Group of Companies, Inc. ("Interpublic" or "the Company") is filing this Form 10-Q/A to restate its financial statements and revise certain disclosures as of and for the three and six months ended June 30, 2002.

During the fourth quarter of 2002, the Company identified charges of $47.0 ($35.3, net of tax) (in addition to total asset impairment and other charges of $118.7 that related to the three months ended September 30, 2002) that are related to the prior periods from January 1, 1997 through September 30, 2002. Of this amount, $3.5 ($2.3, net of tax) and $6.4 ($4.2, net of tax) related to the three and six months ended June 30, 2002, respectively. The total amount of these charges has been recorded through a restatement of previously recorded amounts in this Form 10-Q/A. The total pre tax charges of $3.5 and $6.4 for the three and six months, respectively, principally related to adjustments to record intangible asset amortization.

This Form 10-Q/A amends the Form 10-Q filed by the Company on August 14, 2002, for the three and six months ended June 30, 2002 and the Form 10-Q/A filed by the Company on December 18, 2002. This amendment includes certain information required by Items 1 and 2 of Form 10-Q, including such restated consolidated financial statements (together with other information relating to such restated consolidated financial statements) and the Company's amended and restated management's discussion and analysis of financial condition and results of operations.

This Form 10-Q/A amends Items 1 and 2 of Part I and Item 1 and 6 of Part II of the Company's original Form 10-Q/A filing only, and no other information included in the Company's original Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, is amended by this amendment.

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

INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30,
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	2002	2001
	(Restated)	(Restated)

REVENUE	$1,612.7	$1,759.8

OPERATING EXPENSES:
Salaries and related expenses	890.9	979.0
Office and general expenses	492.8	501.0
Amortization of intangible assets	3.6	42.2
Restructuring and other merger related costs	--	51.3
Long-lived asset impairment and other charges	--	221.4

Total operating expenses	1,387.3	1,794.9

OPERATING INCOME (LOSS)	225.4	(35.1)

OTHER INCOME (EXPENSE):
Interest expense	(36.9)	(41.4)
Interest income	8.1	10.1
Other income	10.3	3.3
Investment impairment	(16.2)	--
Total other income (expense)	(34.7)	(28.0)

Income (loss) before provision for income taxes	190.7	(63.1)

Provision for income taxes	74.2	45.8

Income (loss) of consolidated companies	116.5	(108.9)

Income applicable to minority interests	(11.1)	(10.5)
Equity in net income of unconsolidated affiliates	3.6	2.1

NET INCOME (LOSS)	$ 109.0	$ (117.3)

Earnings (loss) per share:
Basic	$ 0.29	$ (0.32)
Diluted	$ 0.29	$ (0.32)

Weighted average shares:
Basic	375.7	368.9
Diluted	382.4	368.9

Cash dividends per share	$ 0.095	$ 0.095

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30,
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	2002	2001
	(Restated)	(Restated)

REVENUE	$3,032.7	$3,434.6

OPERATING EXPENSES:
Salaries and related expenses	1,759.7	1,983.1
Office and general expenses	912.6	979.9
Amortization of intangible assets	6.4	84.1
Restructuring and other merger related costs	--	52.8
Long-lived asset impairment and other charges	--	221.4

Total operating expenses	2,678.7	3,321.3

OPERATING INCOME	354.0	113.3

OTHER INCOME (EXPENSE):
Interest expense	(72.2)	(78.9)
Interest income	15.0	22.6
Other income	10.6	11.9
Investment impairment	(16.2)	(160.1)
Total other income (expense)	(62.8)	(204.5)

Income (loss) before provision for income taxes	291.2	(91.2)

Provision for income taxes	112.2	43.3

Income (loss) of consolidated companies	179.0	(134.5)

Income applicable to minority interests	(14.7)	(17.4)
Equity in net income of unconsolidated affiliates	4.5	3.4

NET INCOME (LOSS)	$ 168.8	$ (148.5)

Earnings (loss) per share:
Basic	$ 0.45	$ (0.40)
Diluted	$ 0.44	$ (0.40)

Weighted average shares:
Basic	374.3	367.5
Diluted	381.1	367.5

Cash dividends per share	$ 0.19	$ 0.19

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

ASSETS

	June 30,
	2002	December 31,
	(Unaudited)	2001
	(Restated)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$ 537.3	$ 935.2
Account receivables (net of allowance for doubtful accounts: 2002-$91.5; 2001-$90.7)	4,911.5	4,673.2
Expenditures billable to clients	460.1	325.5
Deferred taxes on income	44.5	80.0
Prepaid expenses and other current assets	390.3	337.6

Total current assets	6,343.7	6,351.5

FIXED ASSETS, AT COST:
Land and buildings	168.0	161.1
Furniture and equipment	1,125.3	1,083.2
Leasehold improvements	504.6	461.4
	1,797.9	1,705.7
Less: accumulated depreciation	(938.6)	(858.0)

Total fixed assets	859.3	847.7

OTHER ASSETS:
Investment in unconsolidated affiliates	174.9	156.7
Deferred taxes on income	469.6	495.0
Other assets and miscellaneous investments	432.5	427.9
Goodwill	3,308.4	2,994.3
Other intangible assets (net of accumulated
amortization: 2002-$34.8; 2001-$24.0)	92.9	102.2

Total other assets	4,478.3	4,176.1

TOTAL ASSETS	$11,681.3	$11,375.3

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,
	2002	December 31,
	(Unaudited)	2001
	(Restated)	(Restated)
CURRENT LIABILITIES:
Accounts payable	$ 4,807.8	$ 4,555.5
Accrued expenses	1,023.1	1,323.7
Loans payable	598.6	453.1
Accrued income taxes	25.5	61.5
Dividends payable	--	36.0

Total current liabilities	6,455.0	6,429.8

NON-CURRENT LIABILITIES:
Long-term debt	1,243.1	1,356.8
Convertible subordinated notes	556.5	548.5
Zero-coupon convertible senior notes	578.1	575.3
Deferred compensation	417.7	377.3
Accrued postretirement benefits	56.5	54.4
Other non-current liabilities	115.7	103.8
Minority interests in consolidated subsidiaries	89.1	89.3

Total non-current liabilities	3,056.7	3,105.4

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: none
Common stock, $0.10 par value,
shares authorized: 550.0,
shares issued: 2002 - 388.4; 2001 - 385.8	38.8	38.6
Additional paid-in capital	1,808.8	1,785.2
Retained earnings	1,000.5	868.3
Accumulated other comprehensive loss, net of tax	(361.3)	(447.8)
	2,486.8	2,244.3

Less:
Treasury stock, at cost: 2002 - 4.9 shares; 2001 - 7.3 shares	(193.5)	(290.2)
Unamortized deferred compensation	(123.7)	(114.0)

Total stockholders' equity	2,169.6	1,840.1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,681.3	$11,375.3

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30,
(Amounts in Millions)
(Unaudited)

	2002	2001
	(Restated)	(Restated)

Net Income (Loss)	$109.0	$(117.3)

Foreign Currency Translation Adjustments	107.7	(11.7)

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains	--	9.2
Tax expense	--	(3.8)
Unrealized holding losses	(5.5)	--
Tax benefit	2.3	--

Reclassification of unrealized loss to net earnings	--	--
Tax benefit	--	--
Unrealized holding gains (losses) on securities	(3.2)	5.4

Comprehensive Income (Loss)	$213.5	$(123.6)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30,
(Amounts in Millions)
(Unaudited)

	2002	2001
	(Restated)	(Restated)

Net Income (Loss)	$168.8	$(148.5)

Foreign Currency Translation Adjustments	89.2	(99.0)

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains	0.9	9.2
Tax expense	(0.4)	(3.8)
Unrealized holding losses	(5.5)	(7.7)
Tax benefit	2.3	3.2

Reclassification of unrealized loss to net earnings	--	89.4
Tax benefit	--	(37.5)
Unrealized holding gains (losses) on securities	(2.7)	52.8

Comprehensive Income (Loss)	$255.3	$(194.7)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
(Amounts in Millions)
(Unaudited)
	2002	2001
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 168.8	$ (148.5)
Adjustments to reconcile net income (loss) to
cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	98.7	104.1
Amortization of intangible assets	6.4	84.1
Amortization of restricted stock awards and bond discounts	39.4	33.4
Provision for (benefit of) deferred income taxes	59.3	(82.1)
Undistributed equity earnings	(4.5)	(3.4)
Income applicable to minority interests	14.7	17.4
Restructuring charges - non cash	--	30.2
Goodwill impairment and other	--	197.4
Investment impairment	16.2	160.1
Other	(9.7)	(8.7)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(36.1)	220.4
Expenditures billable to clients	(121.9)	(58.8)
Prepaid expenses and other current assets	(29.6)	(42.8)
Accounts payable, accrued expenses and other current liabilities	(177.3)	(773.6)
Accrued income taxes	(37.8)	(63.5)
Other non-current assets and liabilities	33.0	14.4

Net cash provided by (used in) operating activities	19.6	(319.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(206.5)	(142.4)
Capital expenditures	(81.9)	(124.7)
Proceeds from sales of businesses	0.2	12.2
Proceeds from sales of long-term investments	39.3	14.9
Purchases of long-term investments	(38.5)	(15.4)
Maturities of short-term marketable securities	23.5	15.6
Purchases of short-term marketable securities	(9.3)	(33.6)
Other investments and miscellaneous assets	(56.4)	(86.1)

Net cash used in investing activities	(329.6)	(359.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term bank borrowings	88.8	787.0
Proceeds from long-term debt	1.5	150.0
Payments of long-term debt	(132.1)	(261.7)
Treasury stock acquired	(7.7)	(100.1)
Issuance of common stock	44.2	56.4
Cash dividends - Interpublic	(72.5)	(59.5)
Cash dividends - pooled companies	--	(15.1)

Net cash provided by (used in) financing activities	(77.8)	557.0

Effect of exchange rates on cash and cash equivalents	(10.1)	(36.1)

Decrease in cash and cash equivalents	(397.9)	(158.5)
Cash and cash equivalents at beginning of year	935.2	844.6

Cash and cash equivalents at end of period	$ 537.3	$ 686.1

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

As discussed in Note 2, the Company identified pre-tax charges of which $3.5 ($2.3, net of tax) and $6.4 ($4.2, net of tax) related to the three and six months ended June 30, 2002. The charges have been recorded through a restatement of previously reported amounts in this Form 10-Q/A.

Certain prior year amounts have been reclassified to conform with current year presentation. Additionally, as discussed in Note 7 below, the consolidated statement of operations is not comparable to the prior year reflecting a change in accounting principle pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

2.	Restatement

During the fourth quarter of 2002, the Company identified charges of $47.0 ($35.3, net of tax) (in addition to total asset impairment and other charges of $118.7 that related to the three months ended September 30, 2002) that are related to prior periods from January 1, 1997 through September 30, 2002. Of this amount, $3.5 ($2.3, net of tax), and $6.4 ($4.2, net of tax) were related to the three and six months ended June 30, 2002. The charges have been recorded through a restatement of previously recorded amounts in this Form 10 Q/A. The total amount of charges principally relates to adjustments to record intangible asset amortization.

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

OTHER ITEMS
See Note 13 for a discussion of certain liquidity matters and amendments under credit agreements.

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

CONSOLIDATED STATEMENT OF OPERATIONS
	As Previously Reported (a)	As Restated
Three months ended June 30, 2002
- Operating income	$ 228.9	$ 225.4
- Net income	$ 111.3	$ 109.0
- Earnings per share - Basic	$ 0.30	$ 0.29
- Earnings per share - Diluted	$ 0.29	$ 0.29

Six months ended June 30, 2002
- Operating income	$ 360.4	$ 354.0
- Net income	$ 173.0	$ 168.8
- Earnings per share - Basic	$ 0.46	$ 0.45
- Earnings per share - Diluted	$ 0.45	$ 0.44

Three months ended June 30, 2001
- Operating loss	$ (33.7)	$ (35.1)
- Net loss	$(116.3)	$(117.3)
- Loss per share - Basic	$ (0.32)	$ (0.32)
- Loss per share - Diluted	$ (0.32)	$ (0.32)

Six months ended June 30, 2001
- Operating income	$ 115.9	$ 113.3
- Net loss	$(146.7)	$(148.5)
- Loss per share - Basic	$ (0.40)	$ (0.40)
- Loss per share - Diluted	$ (0.40)	$ (0.40)

CONSOLIDATED BALANCE SHEET

June 30, 2002
CURRENT ASSETS:
Cash and cash equivalents	$ 537.3	$ 537.3
Accounts receivable	4,913.8	4,911.5
Other current assets	894.9	894.9
TOTAL CURRENT ASSETS	$ 6,346.0	$ 6,343.7

FIXED ASSETS	$ 859.3	$ 859.3

OTHER ASSETS	$ 4,495.3	$ 4,478.3

TOTAL ASSETS	$11,700.6	$11,681.3

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 5,828.8	$ 5,830.9
Loans payable	598.6	598.6
Accrued income taxes	31.4	25.5
TOTAL CURRENT LIABILITIES	$ 6,458.8	$ 6,455.0

NON-CURRENT LIABILITIES	$ 3,050.2	$ 3,056.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

		As Previously Reported (a)	As Restated
	STOCKHOLDERS' EQUITY	$ 2,191.6	$ 2,169.6

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,700.6	$11,681.3

	December 31, 2001
	CURRENT ASSETS:
	Cash and cash equivalents	$ 935.2	$ 935.2
	Accounts receivable	4,674.9	4,673.2
	Other current assets	743.1	743.1
	TOTAL CURRENT ASSETS	$ 6,353.2	$ 6,351.5

	FIXED ASSETS	$ 847.7	$ 847.7

	OTHER ASSETS	$ 4,189.6	$ 4,176.1

	TOTAL ASSETS	$11,390.5	$11,375.3

	LIABILITIES AND STOCKHOLDERS' EQUITY:
	CURRENT LIABILITIES:
	Accounts payable and accrued expenses	$ 5,876.8	$ 5,879.2
	Loans payable	453.1	453.1
	Accrued income taxes	65.2	61.5
	Dividends payable	36.0	36.0
	TOTAL CURRENT LIABILITIES	$ 6,431.1	$ 6,429.8

	NON-CURRENT LIABILITIES	$ 3,101.5	$ 3,105.4

	STOCKHOLDERS' EQUITY:	$ 1,857.9	$ 1,840.1

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,390.5	$11,375.3

3.	Earnings (Loss)Per Share The following sets forth the computation of earnings per share for the three and six month periods ended June 30, 2002 and 2001:

		Three Months Ended June 30,
		2002 (Restated)		2001 (Restated)
	Basic
	Net income (loss)	$ 109.0		$(117.3)

	Weighted average number of common shares outstanding	375.7		368.9

	Earnings (loss) per share	$ 0.29		$ (0.32)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

Diluted (a)
Net income (loss)	$109.0	$(117.3)

Addback income on assumed conversion of subordinated notes	--	--

Net income (loss) - diluted	$109.0	$(117.3)

Weighted average number of common shares outstanding	375.7	368.9

Weighted average number of incremental shares
in connection with restricted stock
and assumed exercise of stock options	6.7	--

Weighted average number of common shares outstanding - diluted	382.4	368.9

Earnings (loss) per share - diluted	$ 0.29	$ (0.32)

(a)

The computation of diluted EPS for 2002 excludes the assumed conversion of the 1.8% and 1.87% Convertible Subordinated Notes because they were anti-dilutive. The computation of diluted EPS for 2001 excludes the assumed conversion of the 1.80% and 1.87% Convertible Subordinated Notes, the conversion of restricted stock and assumed exercise of stock options because they were antidilutive.

	Six Months Ended June 30,
	2002 (Restated)	2001 (Restated)
Basic
Net income (loss)	$ 168.8	$(148.5)

Weighted average number of common shares outstanding	374.3	367.5

Earnings (loss) per share	$ 0.45	$ (0.40)

Diluted (b)
Net income (loss)	$168.8	$(148.5)

Weighted average number of common shares outstanding	374.3	367.5

Weighted average number of incremental shares
in connection with restricted stock
and assumed exercise of stock options	6.8	--

Weighted average number of common shares outstanding - diluted	381.1	367.5

Earnings (loss) per share - diluted	$ 0.44	$ (0.40)

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

5.

Long-Lived Asset Impairment and Other Charges
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

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
		2002 (Restated)	2001 (Restated)	2002 (Restated)	2001 (Restated)
	Reported net income (loss)	$109.0	$(117.3)	$168.8	$(148.5)
	Add back: goodwill amortization, net of tax	--	35.0	--	70.3

	Adjusted net income (loss)	$109.0	$ (82.3)	$168.8	$ (78.2)

	Basic earnings (loss) per share:
	Reported earnings (loss)	$0.29	$(0.32)	$0.45	$(0.40)
	Add back: goodwill amortization, net of tax	--	0.10	--	0.19
	Adjusted earnings (loss)	$0.29	$(0.22)	$0.45	$(0.21)

	Diluted earnings (loss) per share:
	Reported earnings (loss)	$0.29	$(0.32)	$0.44	$(0.40)
	Add back: goodwill amortization, net of tax	--	0.10	--	0.19
	Adjusted earnings (loss)	$0.29	$(0.22)	$0.44	$(0.21)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

The Company's note purchase agreements with The Prudential Insurance Company of America (the "Prudential Agreements") also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). Due to the impact on the Company's net worth resulting from (a) lower operating profit in the current quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement involving total charges of $181.3 described in Note 2 hereof, to the Company's Consolidated Financial Statements. The Company required and received waivers related to its financial covenants in the Prudential Agreements as of September 2002.

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

On February 26, 2003, the Company obtained waivers of certain defaults under the Revolving Credit Facilities and the Prudential Agreements relating to the restatement in connection with $47.0 of charges described in Note 2 to the Company's Consolidated Financial Statements. The waivers covered certain financial reporting requirements related to the Company's consolidated financial statements for the quarter ended September 30, 2002. No financial covenants were required to be waived.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Item 2.

RESULTS OF OPERATIONS

During the fourth quarter of 2002, the Company identified total charges of $47.0 ($35.3, net of tax) (in addition to total asset impairment and other charges of $118.7 that related to the three months ended September 30, 2002) that are related to prior periods from January 1, 1997 through September 30, 2002. Of this amount, $3.5 ($2.3, net of tax), and $6.4 ($4.2, net of tax) were related to the three and six months ended June 30, 2002. The charges have been recorded through a restatement of previously recorded amounts in this Form 10 Q/A.

The total amount of charges principally relates to adjustments to record intangible asset amortization.

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

OTHER ITEMS
See Note 13 for a discussion of certain liquidity matters and amendments under credit agreements.

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

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

The Company reported net income of $109.0 or $0.29 diluted earnings per share and a net loss of $117.3 or $0.32 loss per share for the three months ended June 30, 2002 and 2001, respectively. Net income excluding non-recurring items was $109.9 or $0.29 diluted earnings per share for the three months ended June 30, 2001.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The following table sets forth net income (loss) as reported and excluding non-recurring items:

	Three Months Ended June 30,
	2002 (Restated)	2001 (Restated)
Net Income (Loss)
Net income (loss), as reported	$109.0	$ (117.3)

Less non-recurring items:
Restructuring and other merger related costs	--	(51.3)
Goodwill impairment and other charges	--	(221.4)
Tax effect of above items	--	45.5
Total non-recurring items	--	(227.2)

Net income, excluding non-recurring items	$109.0	$ 109.9

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Operating Expenses
Worldwide operating expenses for the three months ended June 30, 2002 decreased $407.6 or 22.7% to $1,387.3 compared to the three months ended June 30, 2001. Worldwide operating expenses excluding non-recurring items for the three months ended June 30, 2002 decreased $134.9 or 8.9% compared to the three months ended June 30, 2001. The decrease in worldwide operating expenses reflects the benefit of the Company's 2001 restructuring plan and other operating cost reduction initiatives, and a decrease in amortization of intangible assets as a result of adoption of the new accounting pronouncement related to goodwill amortization (see Note 7). The decrease of (8.9)% was due to: net acquisitions/divestitures (0.1)%, impact of foreign currency changes 2.3%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.9)% and reductions in operating expenses from existing operations (10.2)%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 55.2% of revenue. Salaries and related expenses for the three months ended June 30, 2002 decreased $88.1 or 9.0% to $890.9 compared to the three months ended June 30, 2001. The decrease is primarily a result of lower headcount, which was reduced to 52,300 at June 30, 2002 compared with 59,500 at June 30, 2001 as a result of the Company's 2001 restructuring plan. The decrease of (9.0)% was due to: net acquisitions/divestitures (0.4)%, impact of foreign currency changes 2.3%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.5)% and reductions in salaries and related expenses from existing operations (10.4)%.

Office and general expenses decreased $8.2 or 1.6% in the three months ended June 30, 2002 to $492.8 compared to $501.0 in the three months ended June 30, 2001. The increase was due primarily to the impact of foreign currency changes, the impact of the loss of the Chrysler and accounts of Pepsi owned brands and the benefit of the Company's 2001 restructuring plan initiatives, including reduced travel and entertainment costs and reduced office rental and supplies costs partially offset by an increase in bad debt expense. The decrease of (1.6)% was due to: net acquisitions/divestitures (0.7)%, impact of foreign currency changes 2.7%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.8)% and reductions in office and general expenses from existing operations (2.8)%.

Amortization of intangible assets was $3.6 in the three months ended June 30, 2002 compared with $42.2 in the second quarter of 2001. The decrease is a result of the adoption of the new standard on accounting for goodwill and other intangible assets effective January 1, 2002. Although SFAS 142 does not require that previously reported numbers be restated, amortization of intangible assets would have been $1.0 million for the second quarter of 2001 under the new standard (see Note 7).

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

OTHER ITEMS
The Company's effective income tax rate was 38.9% for the second quarter of 2002 and (72.6)% for the second quarter of 2001. The 2001 effective tax rate was impacted by the restructuring and other merger related costs and the goodwill and other impairment charges, which resulted in a lower tax benefit rate. Excluding non-recurring items, the effective income tax rate was 38.9% for the second quarter of 2002 compared to 43.5% for the second quarter of 2001. The 2002 effective income tax rate was impacted by the reduced amount of nondeductible goodwill amortization. The primary difference between the effective tax rate and the statutory federal rate of 35% in 2002 is due to state and local taxes.

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

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

The Company reported net income of $168.8 or $0.44 diluted earnings per share and a net loss of $148.5 or $0.40 loss per share for the six months ended June 30, 2002 and 2001, respectively. Net income excluding non-recurring items was $183.9 or $0.49 diluted earnings per share for the six months ended June 30, 2001.

The following table sets forth net income (loss) as reported and excluding non-recurring items:

	Six Months Ended June 30,
	2002 (Restated)	2001 (Restated)
Net Income (Loss)
Net income (loss), as reported	$168.8	$ (148.5)

Less non-recurring items:
Restructuring and other merger related costs	--	(52.9)
Goodwill impairment and other charges	--	(221.4)
Investment impairment	--	(160.1)
Tax effect of above items	--	101.9
Total non-recurring items	--	(332.5)

Net income, excluding non-recurring items	$168.8	$ 184.0

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

Operating Expenses
Worldwide operating expenses for the six months ended June 30, 2002 decreased $642.6 or 19.3% to $2,678.7 compared to the six months ended June 30, 2001. Worldwide operating expenses excluding non-recurring items for the six months ended June 30, 2002 decreased $368.4 or 12.1% compared to the six months ended June 30, 2001. The decrease in worldwide operating expenses reflects the benefit of the Company's 2001 restructuring plan and other operating cost reduction initiatives, and a decrease in amortization of intangible assets as a result of adoption of the new accounting pronouncement related to goodwill amortization (see Note 7). The decrease of (12.1)% was due to: net acquisitions/divestitures (0.7)%, impact of foreign currency changes 0.6%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.5)% and reductions in operating expenses from existing operations (11.5)%.

The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 58.0% of revenue. Salaries and related expenses for the six months ended June 30, 2002 decreased $223.4 or 11.3% to $1,759.7 compared to the six months ended June 30, 2001. The decrease is primarily a result of lower headcount, which was reduced to 52,300 at June 30, 2002 compared with 59,500 at June 30, 2001 as a result of the Company's 2001 restructuring plan. The decrease of (11.3)% was due to: net acquisitions/divestitures (0.7)%, impact of foreign currency changes 0.6%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.4)% and reductions in salaries and related expenses from existing operations (10.8)%.

Office and general expenses decreased $67.3 or 6.9% in the six months ended June 30, 2002 to $912.6 compared to $979.9 in the six months ended June 30, 2001. The decrease was due primarily to the impact of foreign currency changes, the impact of the loss of the Chrysler account and accounts of Pepsi owned brands and the benefit of the Company's 2001 restructuring plan initiatives, including reduced travel and entertainment costs and reduced office rental and supplies costs partially offset by an increase in bad debt expense. The decrease of (6.9)% was due to: net acquisitions/divestitures (1.0)%, impact of foreign currency changes 0.6%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.8)% and reductions in office and general expenses from existing operations (5.7)%.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Amortization of intangible assets was $6.4 in the six months ended June 30, 2002 compared with $84.1 in the six months ended June 30, 2001. The decrease is a result of the adoption of the new standard on accounting for goodwill and other intangible assets effective January 1, 2002. Although SFAS 142 does not require that previously reported numbers be restated, amortization of intangible assets would have been $1.9 million for the six months ended June 30, 2001 under the new standard (see Note 7).

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

OTHER ITEMS
The Company's effective income tax rate was 38.5% for the first six months of 2002 and (47.5)55.7% for the first six months of 2001. The 2001 effective tax rate was impacted by the restructuring and other merger related costs, goodwill impairment and other charges and the investment impairment charge, which resulted in a lower tax benefit rate. Excluding non-recurring items, the effective income tax rate was 38.5% for the first six months of 2002 compared to 42.3% for the first six months of 2001. The 2002 effective income tax rate was impacted by the reduced amount of nondeductible goodwill amortization. The primary difference between the effective tax rate and the statutory federal rate of 35% in 2002 is due to state and local taxes.

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

LONG-LIVED ASSET IMPAIRMENT AND OTHER CHARGES

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

The Company's note purchase agreements with The Prudential Insurance Company of America (the "Prudential Agreements") also contain financial covenants that set minimum levels for net worth and for cash flow as a function of borrowed funds and maximum levels of borrowed funds as a function of net worth (as defined in these agreements). Due to the impact on the Company's net worth resulting from (a) lower operating profit in the current quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement involving total charges of $181.3 described in Note 2 hereof, to the Company's Consolidated Financial Statements. The Company required and received waivers related to its financial covenants in the Prudential Agreements as of September 2002.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

On February 26, 2003, the Company obtained waivers of certain defaults under the Revolving Credit Facilities and the Prudential Agreements relating to the restatement in connection with $47.0 of charges described in Note 2 to the Company's Consolidated Financial Statements. The waivers covered certain financial reporting requirements related to the Company's consolidated financial statements for the quarter ended September 30, 2002. No financial covenants were required to be waived.

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

In connection with SFAS 142, goodwill amortization ceased effective January 1, 2002. The following analysis shows the impact on the Company's statement of operations had SFAS 142 been effective for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002 (Restated)	2001 (Restated)	2002 (Restated)	2001 (Restated)
Reported net income (loss)	$109.0	$(117.3)	$168.8	$(148.5)
Add back: goodwill amortization, net of tax	--	35.0	--	70.3

Adjusted net income (loss)	$109.0	$ (82.3)	$168.8	$ (78.2)

Basic earnings (loss) per share:
Reported earnings (loss)	$0.29	$(0.32)	$0.45	$(0.40)
Add back: goodwill amortization, net of tax	--	0.10	--	0.19
Adjusted earnings (loss)	$0.29	$(0.22)	$0.45	$(0.21)

Diluted earnings (loss) per share:
Reported earnings (loss)	$0.29	$(0.32)	$0.44	$(0.40)
Add back: goodwill amortization, net of tax	--	0.10	--	0.19
Adjusted earnings (loss)	$0.29	$(0.22)	$0.44	$(0.21)

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

10(i)(C)	Waiver and Amendment Letter, dated August 6, 2002 to the 364-Day Credit Agreement.*

10(i)(D)	Waiver and Amendment Letter, dated August 6, 2002 to the 5-Year Credit Agreement.*

10(iii)(A)(i)	Deferred Compensation Agreement, dated as of April 1, 2002 between Interpublic and Jill M. Considine.*

10(iii)(A)(ii)	Executive Severance Agreement, dated as of April 18, 2002 between Interpublic and Bruce Nelson.*

10(iii)(A)(iii)	The Interpublic Group of Companies, Inc. 2002 Performance Incentive Plan, incorporated herein by reference to Appendix A to Schedule 14A, filed April 17, 2002.*

(b)	REPORTS ON FORM 8-K.

The following Reports on Form 8-K were filed during the quarter ended June 30, 2002.

1)	Report, dated May 2, 2002. Item 5 Other Events and Item 7 Exhibits, Exhibit 99.1. Press Release.

2)	Report, dated May 2, 2002. Item 9 Regulation FD Disclosure.

*	Previously included in the Registrant's Report on Form 10-Q for the three and six months ended June 30, 2002, that was filed with the Securities and Exchange Commission on August 14, 2002.

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