Form 10-K
period 2002-12-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2003-03-28
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number 1-6686

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Exact name of registrant as specified in its charter)
Delaware State or other jurisdiction of incorporation or organization)	13-1024020 (I.R.S. Employer Identification No.)

1271 Avenue of the Americas, New York, New York (Address of principal executive offices)	10020 (Zip Code)

Registrant's telephone number, including area code: (212) 399-8000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock	Name of each exchange on which registered New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes     X          No

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $3,371,048,350 as of March 14, 2003.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock outstanding at March 14, 2003: 387,922,710 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Parts I and III.

Statement Regarding Forward Looking Disclosure

          This Annual Report on Form 10-K, including "Business," "Factors that May Affect the Company's Financial Condition or Results of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. Statements in this Annual Report that are not historical facts, including statements about the Company's beliefs and expectations, particularly regarding recent business and economic trends, the impact of litigation, dispositions, impairment charges, the integration of acquisitions and restructuring costs, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and therefore undue reliance should not be placed on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

          Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, those associated with the effects of global, national and regional economic and political conditions, the Company's ability to attract new clients and retain existing clients, the financial success of the Company's clients, developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world, and the successful completion and integration of acquisitions which complement and expand the Company's business capabilities.

          The Company's liquidity could be adversely affected if it is unable to access capital or to raise proceeds from asset sales. In addition, the Company could be adversely affected by developments in connection with the purported class actions and derivative suits that it is defending or the SEC investigation relating to the restatement of the Company's financial statements. The Company's financial condition and future results of operations could also be adversely affected if the Company recognizes additional impairment charges due to future events or in the event of other adverse accounting-related developments.

          At any given time the Company may be engaged in a number of preliminary discussions that may result in one or more acquisitions or dispositions. These opportunities require confidentiality and from time to time give rise to bidding scenarios that require quick responses by the Company. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, the announcement of any such transaction may lead to increased volatility in the trading price of the Company's securities.

          The success of recent or contemplated future acquisitions will depend on the effective integration of newly-acquired businesses into the Company's current operations. Important factors for integration include realization of anticipated synergies and cost savings and the ability to retain and attract new personnel and clients.

          This Annual Report also contains certain financial information calculated on a "pro forma" basis. Because "pro forma" financial information by its very nature departs from traditional accounting conventions, this information should not be viewed as a substitute for the information prepared in accordance with GAAP contained in the Company's financial statements that are contained in this Annual Report and should be read in conjunction therewith.

          Investors should evaluate any statements made by the Company in light of these important factors.

Available Information

          Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company's website at www.interpublic.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's filings are also available to the public from the SEC's website at http://www.sec.gov/, and at the offices of the New York Stock Exchange. For further information on obtaining copies of the Company's public filings at the New York Stock Exchange, please call (212) 656-5060.

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

          The Company is a group of advertising and specialized marketing and communication services companies that together represent one of the largest resources of advertising and marketing expertise in the world. With offices and other affiliations in more than 130 countries, the Company had revenues of approximately $6.2 billion and net income of approximately $99.5 million for 2002.

Advertising and Specialized Marketing and Communications Services Businesses

          In the last five years, the Company has grown to become one of the world's largest groups of global marketing services companies, providing its clients with communications expertise in four broad areas:
*	Advertising, which includes advertising and media management;

*

Marketing Communications, which includes direct marketing and customer relationship management, public relations, sales promotion, event marketing, on-line marketing, corporate and brand identity and healthcare marketing;

*	Marketing Intelligence, which includes market research, brand consultancy and database management; and

*	Marketing Services, which includes sports and entertainment marketing, corporate meetings and events, retail marketing and other marketing and business services.

The Company seeks to be the best in quality and a leading competitor in all of these areas.

          The Company is currently organized into five global operating groups. Three of these groups, McCann-Erickson WorldGroup ("McCann"), The FCB Group and The Partnership, provide a comprehensive array of global communications services. Each offers a distinctive range of marketing solutions for the Company's clients. The fourth global operating group, The Interpublic Sports & Entertainment Group, focuses on sports marketing and event planning activities. The Company's fifth global operating group, Advanced Marketing Services ("AMS"), provides specialized and advanced marketing services and marketing intelligence services. In addition to these groups, Interpublic also includes a group of leading stand-alone domestic agencies that provide their clients with a full range of advertising and marketing communications services.

          The Company is exploring options for the disposition of NFO WorldGroup, a major component of AMS. In the event of a successful sale of NFO, the Company will reorganize its operations following the sale. As part of that reorganization, the remaining components of AMS will be realigned with the Company's other operating groups.

          The Company believes this organizational structure allows it to provide comprehensive solutions for clients, enables stronger organic growth among all its operating companies and allows it to bring improved operating efficiencies to its organization.

          A brief description of Interpublic's current five global operating groups follows:

          McCann-Erickson WorldGroup was founded on the global strength and quality of McCann-Erickson, one of the world's leading advertising agencies. It includes companies spanning advertising, media, customer relationship management, events, sales promotion, public relations, brand equity, on-line marketing communications and healthcare communications. Launched in late 1997, McCann-Erickson WorldGroup has expanded rapidly to become one of the world's leading networked marketing communications groups, now working with more than 25 key worldwide clients in three or more disciplines and with more than 40 US clients in two or more disciplines. McCann-Erickson WorldGroup includes the following companies:

*	McCann-Erickson Worldwide (advertising),

*	Universal McCann Worldwide (media planning and buying),

*	MRM Partners Worldwide (direct marketing and customer relationship management),

*	Momentum Worldwide (entertainment, event and promotional marketing),

*	Torre Lazur McCann Healthcare Worldwide (healthcare advertising and marketing), and

*	Nationwide Advertising Services (recruitment advertising).

          The FCB Group is a single global integrated network centered on Foote, Cone & Belding Worldwide and its advertising, direct marketing and sales promotion capabilities. This group also includes the following specialized services:
*	FCBi (direct and digital marketing),

*	Marketing Drive Worldwide (integrated promotional marketing),

*	R/GA (web design and development),

*	The Hacker Group (customer acquisition direct marketing), and

*	FCB HealthCare (healthcare marketing).

          The Partnership, a global, client-driven creative leader, is anchored on the quality advertising reputation of Lowe & Partners Worldwide. The Partnership provides collaboration across a global group of independently managed networks with creative and executional capabilities across all disciplines. The partners seek to preserve their uniqueness while creating the ability to interconnect seamlessly to better service clients. Partner companies include:
*	Lowe & Partners Worldwide (advertising),

*	Lowe Healthcare Worldwide (healthcare marketing),

*	Draft Worldwide (direct and promotional marketing), and

*	Zipatoni (promotional marketing).

          The Interpublic Sports & Entertainment Group focuses on sports marketing and event planning activities. IPG Sports & Entertainment was formed during the second quarter of 2002 through a carve-out from the Company's other operating groups of certain related operations. It includes:
*	Octagon,

*	Jack Morton Worldwide,

*	Entertainment PR (Bragman Nyman Cafarelli and PMK/HBH), and

*	Amster Yard.

          Advanced Marketing Services (AMS) is the management center for the Company's specialized and advanced marketing services including:
*	MAGNA Global (advertising media negotiations and television program development),

*	Weber Shandwick Worldwide, Golin/Harris International and DeVries Public Relations (public relations), and

*	Initiative Media (media planning and buying).

          Each of the companies in AMS is linked to one or more of the other four operating groups through affiliate relationships, ensuring access to the best, most innovative ideas and solutions for client communications needs. AMS also includes NFO WorldGroup, a provider of marketing intelligence services. Interpublic is exploring options for the disposition of NFO. In the event of a successful sale of NFO, the Company will reorganize its operations. As part of that reorganization, the remaining components of AMS will be realigned with the Company's other operating groups.

          Independent Agencies.  Interpublic also includes a group of leading stand-alone domestic agencies that provide their clients with a full range of advertising and marketing communications services and partner with the Company's global operating groups as needed. These include:
*	Campbell Ewald,

*	Deutsch,

*	Hill Holliday,

*	Mullen,

*	Dailey & Associates,

*	The Martin Agency,

*	Carmichael-Lynch, and

*	Gotham.

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

          For information concerning revenues and long-lived assets on a geographical basis for each of the last three years, see "Notes to the Consolidated Financial Statements - Note 14: Segment Information." included in this Annual Report under Item 8.

Recent Developments

Restatements

          During 2002 the Company identified charges that related to prior periods and restated its financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview of Significant Events" for further discussion.

SEC Investigation

          The Company has been advised by the Securities and Exchange Commission staff that it has issued a formal order of investigation in connection with the Company's restatement of earnings for the periods from 1997. The Company is cooperating fully with the SEC. See "Item 3. Legal Proceedings" for further discussion.

Management Changes

          In February 2003, the Board of Directors announced significant changes in the top management of the Company and its largest agency, McCann. The Company's Chairman and CEO, John J. Dooner, Jr. has assumed an active operating role as Chairman and CEO of McCann, replacing James R. Heekin, who has left the Company. David A. Bell, Vice Chairman and former CEO of True North Communications, Inc. ("True North"), has assumed the role of Chairman and CEO of the Company.

Financing Activities

          In March 2003, the Company completed the issuance and sale of $800.0 of aggregate principal amount of 4.5% Convertible Senior Notes due 2023. See "Notes to the Consolidated Financial Statements - Note 8: Debt" for further discussion.

Octagon Motor Sports

          The Company has retained independent advisors to evaluate exit strategies for its Octagon Motor Sports business. The remaining book value of long-lived assets relating to Octagon Motor Sports is approximately $70 million at December 31, 2002. This amount, as well as other substantial contractual obligations for future capital expenditures, may not be fully recoverable depending on the exit strategy that the Company ultimately chooses to pursue. See Note 5 to the consolidated financial statements.

NFO Disposition

          On January 15, 2003, the Company announced that it had hired outside advisors to help it explore strategic alternatives regarding NFO, and is currently in discussions concerning a possible sale.

Merger of Lowe and Bozell

          On February 14, 2003, the Company announced that it will merge the operations of its Bozell unit and the New York office of Lowe & Partners Worldwide. The resulting agency will be known as Lowe New York and the Company will cease to use the Bozell brand.

Revenue

          The Company generates revenue from planning, creating and placing advertising in various media and from planning and executing other communications or marketing programs. Historically, the commission customary in the industry was 15% of the gross charge ("billings") for advertising space or time; more recently, lower commissions have been negotiated, but often with additional incentives paid for better performance. For example, an incentive component is frequently included in arrangements with clients based on improvements in an advertised brand's awareness or image, or increases in a client's sales or market share of the products or services being advertised. Under commission arrangements, media bill the Company at their gross rates. The Company bills these amounts to its clients, remits the net charges to media and retains the balance as its commission. Many clients, however, prefer to compensate the Company on a fee basis, under which the Company bills its client for the net charges billed by the media plus an agreed-upon fee. These fees usually are calculated to reflect the Company's hourly rates and out-of-pocket expenses incurred on behalf of clients, plus proportional overhead and a profit mark-up.

          Like other agencies, the Company is primarily responsible for paying media with respect to firm contracts for advertising time or space placed on behalf of its clients. The Company's practice generally is to pay media charges only once it has received funds from its clients, and in some instances the Company agrees with the media that it will be solely liable to pay the media only after the client has paid the Company for the media charges. The Company makes serious efforts to reduce the risk from a client's nonpayment, including by generally carrying out credit clearances and requiring in some cases payment of media in advance.

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

Clients

          The five clients that made the largest revenue contribution in 2002 accounted individually for approximately 1.7% to 7.5% of the Company's revenue and in the aggregate accounted for approximately 15.5% of the Company's revenue. Twenty of the Company's clients accounted for approximately 27% of its revenue. Based on 2002 revenue, the Company's largest clients currently include Coca-Cola, General Motors Corporation, Johnson & Johnson, Nestle and Unilever. While the loss of the entire business of one of the Company's largest clients might have a material adverse effect upon the business of the Company, the Company believes that it is very unlikely that the entire business of any of these clients would be lost at the same time, because it represents several different brands or divisions of each of these clients in a number of geographical markets, in each case through more than one of the Company's agency systems.

          Representation of a client rarely means that the Company handles advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from an agency within the Company to a competing agency, and a client may reduce its marketing budget at any time.

          The Company's agencies have written contracts with many of their clients. As is customary in the industry, these contracts typically provide for termination by either party on relatively short notice, usually 90 days but sometimes shorter or longer. In 2002, however, 21% of revenue was derived from clients that had been associated with one or more of the Company's agencies or their predecessors for 20 or more years.

Personnel

          As of January 1, 2003, the Company employed approximately 50,800 persons, of whom 19,500 were employed in the United States. Because of the personal service character of the marketing communications business, the quality of personnel is of crucial importance to the Company's continuing success. There is keen competition for qualified employees. Interpublic considers its employee relations to be satisfactory overall.

          The Company has several active programs for training personnel. These programs include meetings and seminars throughout the world.

Factors that May Affect the Company's Financial Condition or Results of Operations

          The following factors could adversely affect the Company's revenues, results of operations or financial condition. See also "Statement Regarding Forward-Looking Disclosure."
*	Adverse economic and political developments

An unfavorable economic and uncertain global political environment has resulted in reduced demand for the Company's services. In 2002, worldwide revenues of the Company declined 8.7% as compared with 2001. The Company anticipates continued weakness in demand for advertising and marketing services in 2003. If the economy remains weak, or weakens further, or in the event of further adverse political developments, including in connection with the hostilities in the Middle East or elsewhere or terrorist attacks, the results of operations of the Company are likely to be further adversely affected.

*	Ratings downgrades

The Company's current long-term debt credit ratings are BB+ with negative outlook, BBB- with negative outlook and Baa3 with stable outlook, as reported by Standard & Poor's Ratings Services, Fitch Ratings and Moody's Investors Services, Inc., respectively. Although a ratings downgrade by any of the ratings agencies will not trigger any acceleration of the Company's indebtedness, such an event may adversely affect the Company's ability to access capital and would likely result in an increase in the interest rates payable under its two revolving credit facilities and any future indebtedness.

*	Factors affecting the Company's liquidity

The Company's $500 million revolving credit facility provided by a syndicate of banks is subject to an agreement by the lenders to a one-year extension by May of 2003. If the lenders under that credit facility fail to extend their commitments on a renewal date, there could be an adverse affect on the Company's liquidity.

If the Company were to lose all or a substantial portion of its uncommitted lines of credit, it would be required to seek other sources of liquidity. If it were unable to replace these sources of liquidity, the Company's ability to fund its working capital needs will be adversely affected.

If a substantial portion of the Zero-Coupon Notes remain outstanding following the completion of the tender offer for those notes, or if the tender offer is terminated due to a failure to satisfy a closing condition and the Company does not use the proceeds of the offering of its 4.5% Notes to otherwise reduce its indebtedness, its higher debt levels could adversely affect its credit ratings and could trigger a default under the financial covenants of the Company's two revolving credit facilities with a syndicate of banks and its note purchase agreements with Prudential if the Company is unable to negotiate amendments to those agreements. In addition, the holders of any Zero-Coupon Notes not tendered under the Company's tender offer will retain an option to require the Company to purchase their Zero-Coupon Notes on December 14, 2003 at a price of $835.64 per $1,000 principal amount at maturity of notes, plus accrued and unpaid interest, if any.

*	SEC investigation

Following Interpublic's announcement in August 2002 of a restatement of its financial results for the periods from 1997 to June 2002, it was informed by the SEC that the SEC was conducting an informal inquiry into the matters surrounding the restatement. In January 2003 the Company was informed by the SEC that it had issued a formal order of investigation with respect to these matters. While the Company is cooperating fully with the investigation, adverse developments in connection with the investigation, including any expansion of the scope of the investigation, could negatively impact the Company and could divert the efforts and attention of its management team from the Company's ordinary business operations.

*	Further impairment charges

The Company recorded significant long-lived asset impairment charges during 2002. As of December 31, 2002 there was approximately $5 billion of long-lived assets on the balance sheet of the Company. The Company periodically evaluates the realizability of all of its long-lived assets, including an annual evaluation of goodwill. Future events, including strategic decisions of the Company, could cause the Company to conclude that impairment indicators exist and that the asset values associated with a given operation have become impaired. Any resulting impairment loss would have an adverse impact on the Company's reported earnings in the period of such charge. The effect of any future substantial impairment charge could adversely affect the financial condition of the Company and otherwise result in a violation of the Company's financial covenants under its revolving credit facilities and note purchase agreements which could trigger a default under those agreements and adversely affect the liquidity of the Company.

*	Continuing implementation of the plan to improve internal controls

The Company has identified various changes to its accounting and internal control structure that it believes are necessary to help ensure that accounting errors do not arise in the future. Although the Company has implemented many of these changes and has concluded that, taking into account these changes, its disclosure controls and procedures are effective in all material respects, some of the measures are still in the process of being implemented. See Item 14 "Controls and Procedures" below. Therefore, there can be no assurance that these changes to the accounting and internal controls will be sufficient. If further restatements were ever to occur or other accounting-related problems emerge, the Company could face additional litigation exposure and greater scrutiny from the SEC investigation currently taking place. Any future restatements or other accounting-related problems could also adversely affect the financial condition of the Company.

*	Effects of acquisitions

The success of acquisitions depends on the effective integration of newly-acquired businesses into the current operations of the Company. Important factors for integration include realization of anticipated synergies and cost savings and the ability to retain and attract personnel and clients. There can be no assurance that the Company will realize all the benefits it expects from its recent or future acquisitions.

*	Competition for clients in a highly competitive industry

The advertising agency and other marketing communications and marketing services businesses are highly competitive. The Company's agencies and media services must compete with other agencies and with other providers of creative or media services which are not themselves advertising agencies, in order to maintain existing client relationships and to obtain new clients. The client's perception of the quality of an agency's "creative product," the Company's reputation and the agency's reputation are, to a large extent, factors in determining the competitive position of the Company in the advertising agency business. An agency's ability to serve clients, particularly large international clients, on a broad geographic basis is also an important competitive consideration. On the other hand, because an agency's principal asset is its people, freedom of entry into the business is almost unlimited and quite small agencies are, on occasion, able to take all or some portion of a client's account from a much larger competitor.

Size may limit an agency's potential for securing new business, because many clients prefer not to be represented by an agency that represents a competitor. Also, clients frequently wish to have different products represented by different agencies. The Company's ability to retain existing clients and to attract new clients may, in some cases, be limited by clients' policies on or perceptions of conflicts of interest. These policies can, in some cases, prevent one agency and, in limited circumstances, different agencies within the same holding company, from performing similar services for competing products or companies. In addition, these perceived conflicts, following an acquisition by the Company of an agency or company, can result in clients terminating their relationship with the Company or reducing the number or scope of projects for which they retain those agencies. Moreover, as a result of the True North acquisition and the resulting larger number of clients, the Company faces a greater likelihood of conflicts with potential new clients in the future.

If the Company fails to maintain existing clients or attract new clients, the Company may be adversely impacted.

*	Loss or failure to attract key employees

Employees, including creative, research, media, account and practice group specialists, and their skills and relationships with clients, are among the Company's most important assets. An important aspect of the Company's competitiveness is its ability to retain key employee and management personnel. Compensation for these key personnel is an essential factor in attracting and retaining them and there can be no assurances that the Company will offer a level of compensation sufficient to attract and retain these key personnel. If the Company fails to hire and retain a sufficient number of these key employees, the Company may not be able to compete effectively.

*	Regulations

Advertising and marketing communications businesses are subject to government regulation, both domestic and foreign. There has been an increasing tendency in the United States on the part of advertisers to resort to the courts and industry and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to the advertising for certain products. Representatives within government bodies, both domestic and foreign, continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures and consequently the Company's revenues.

*	International business risks

International revenues represented 44% of the Company's total revenues in 2002. The Company's international operations are exposed to risks, which affect foreign operations of all kinds, such as local legislation, monetary devaluation, exchange control restrictions and unstable political conditions. In addition, international advertising agencies are subject to ownership restrictions in some countries because they are considered an integral factor in the communications process. These restrictions may limit the Company's ability to grow the its business and effectively manage its operations in those countries.

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

          In connection with the restructuring plan announced in 2001, the Company incurred charges related to downsizing or vacating approximately 180 offices. As of December 31, 2002, the Company has terminated or subleased a majority of the relevant leases and is continuing its efforts to terminate or sublease the remaining leases. Approximately half of these lease terminations and subleases relate to operations in the United States, one-third relate to operations in Europe (principally in the UK, France and Germany), and the remainder relate to operations in Latin America and Asia Pacific. The cash portion of the restructuring charge will be paid out over a period of up to five years. Lease termination and related costs include write-offs related to the abandonment of leasehold improvements as part of the office vacancies. The Company believes that its remaining facilities are adequate to meet the needs of the Company.

Item 3.     Legal Proceedings

Federal Securities Class Actions

          Thirteen federal securities purported class actions were filed against Interpublic and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the Court and lead counsel appointed for all plaintiffs, on November 8, 2002. A consolidated amended complaint was filed thereafter on January 10, 2003. The purported classes consist of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933 in connection with Interpublic's acquisition of True North. No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion, and on March 14, 2003, defendants filed their reply to plaintiffs' opposition to defendants' motion. The motion is currently pending.

State Securities Class Actions

          Two state securities purported class actions were filed against the Company and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's November 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who acquired Interpublic stock on or about June 25, 2001 in connection with Interpublic's acquisition of True North. These lawsuits allege that Interpublic and certain of its present and former directors and officers allegedly made misleading statements in connection with the filing of a registration statement on May 9, 2001 in which Interpublic issued 67,644,272 shares of its common stock for the purpose of acquiring True North, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results at that time. The suits allege that such misleading statements constitute violations of Sections 11 and 15 of the Securities Act of 1933. No amount of damages is specified in the complaints. These actions were filed in the Circuit Court of Cook County, Illinois. On December 18, 2002, defendants removed these actions from Illinois state court to the United States District Court for the Northern District of Illinois. Thereafter, on January 10, 2003, defendants moved to transfer these two actions to the Southern District of New York. Plaintiffs have moved to remand the actions to Illinois state court, and have opposed defendants' motion to transfer. Those motions are now pending.

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

          On September 4, 2002, a shareholder derivative suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of the Company against the Board of Directors and against the Company's auditors. This suit alleged a breach of fiduciary duties to Interpublic's shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in the New York Supreme Court, New York County. The plaintiffs from these two shareholder derivative suits filed an Amended Derivative Complaint on January 31, 2003. On March 18, 2003, plaintiffs filed a motion to dismiss the Amended Derivative Complaint without prejudice. On February 24, 2003, plaintiffs also filed a Shareholders' Derivative Complaint in the United States District Court for the Southern District of New York. This action alleges the same breach of fiduciary duties claim as the state court actions, and adds a claim for contribution and forfeiture against two of the individual defendants pursuant to Section 21D of the Exchange Act and Section 304 of the Sarbanes-Oxley Act. The complaint does not state a specific amount of damages. Defendants intend to move to dismiss this federal derivative action.

          The Company intends to vigorously defend the actions discussed above. While the proceedings are in the early stages and contain an element of uncertainty, the Company has no reason to believe that the final resolution of the actions will have a material adverse effect on the Company's financial position, cash flow or results of operations.

SEC Investigation

          The Company was informed in January 2003 by the Securities and Exchange Commission staff that the SEC has issued a formal order of investigation related to the Company's restatements of earnings for periods dating back to 1997. The matters had previously been the subject of an informal inquiry. The Company is cooperating fully with the investigation.

          The Company is involved in other legal and administrative proceedings of various types, including the above. While any litigation contains an element of uncertainty, the Company believes that the outcome of such proceedings or claims will not have a material adverse effect on the financial condition of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

          Not applicable.

Executive Officers of Interpublic

          Below follows the information disclosed in accordance with Item 401 of Regulation S-K of the Securities and Exchange Commission (the "Commission") as required by Item 10 of Form 10-K with respect to Interpublic's executive officers.
Name	Age	Office

David A. Bell (1)	59	Chairman of the Board, President and Chief Executive Officer

Sean F. Orr (1)	48	Executive Vice President and Chief Financial Officer

Barry R. Linsky	61	Executive Vice President

Bruce S. Nelson	51	Executive Vice President and Chief Marketing Officer

Brian Brooks	47	Executive Vice President-Chief Human Resources Officer

Nicholas J. Camera	56	Senior Vice President, General Counsel and Secretary

Albert Conte	52	Senior Vice President-Financial Services

Thomas J. Dowling	51	Senior Vice President-Chief Risk Officer

C. Kent Kroeber	64	Senior Vice President-Human Resources

Philippe Krakowsky	40	Senior Vice President, Director of Corporate Communications

Susan V. Watson	50	Senior Vice President-Investor Relations

Gunnar Wilmot	50	Senior Vice President-Planning and Business Development

Steven Berns	38	Vice President and Treasurer

Richard P. Sneeder, Jr.	53	Vice President and Controller

(1)          Also a Director

          On February 27, 2003, Interpublic announced that David Bell, would succeed John J. Dooner Jr., as Chairman and CEO. Mr. Bell had been a Vice Chairman at Interpublic since True North Communications, Inc., the holding company he previously headed, was acquired by Interpublic in 2001. Interpublic also announced that Mr. Dooner would assume an active operating role as Chairman and CEO of McCann, replacing James R. Heekin, and that Mr. Dooner would retain his seat on Interpublic's board of directors.

          There is no family relationship among any of the executive officers.

          The employment histories for the past five years of Messrs. Bell and Orr are incorporated by reference to the Proxy Statement for Interpublic's 2002 Annual Meeting of Stockholders (the "Proxy Statement").

          Mr. Linsky joined Interpublic in January 1991, when he was elected Senior Vice President-Planning and Business Development. Prior to that time, he was Executive Vice President, Account Management of Lowe & Partners, Inc. Mr. Linsky was elected to that position in July 1980, when the corporation was known as The Marschalk Company and was a subsidiary of Interpublic. Mr. Linsky was elected Executive Vice President of Interpublic in February 2001.

          Mr. Nelson joined Interpublic in September 2000 as Executive Vice President, Chief Marketing Officer. Prior to that he had pursued a multi-disciplinary career with McCann-Erickson for 19 years before leaving as Executive Vice President, Director of Worldwide Accounts to serve as Vice Chairman, Chief Knowledge Officer at Young & Rubicam Inc.

          Mr. Brooks joined Interpublic in November 2002 as Executive Vice President-Chief Human Resources Officer. Prior to joining Interpublic, he served as Chief Human Resources Officer for WPP Group plc from September 1992 to August 2002 and was a member of the board of directors of WPP Group during such period.

Mr. Camera joined Interpublic in May 1993. He was elected Vice President, Assistant General Counsel and Assistant Secretary in June, 1994, Vice President, General Counsel and Secretary in December 1995, and Senior Vice President, General Counsel and Secretary in February 2000.

          Mr. Conte joined Interpublic in March 2000 as Vice President-Taxes & General Tax Counsel. Prior to joining Interpublic, he served as Vice President-Senior Tax Counsel for Revlon Consumer Products Corporation from September 1987 to February 2000. Mr. Conte was elected Senior Vice President-Financial Services in December 2001.

          Mr. Dowling was elected Senior Vice President-Financial Administration of Interpublic in February 2001. He joined Interpublic in January 2000 as Vice President and General Auditor. Mr. Dowling was elected Senior Vice President-Chief Risk Officer in November 2002. Prior to joining Interpublic, Mr. Dowling served as Vice President and General Auditor for Avon Products, Inc. from April 1992 to December 1999.

          Mr. Kroeber joined Interpublic in January 1966 as Manager of Compensation and Training. He was elected Vice President in 1970 and Senior Vice President in May 1980.

          Mr. Krakowsky joined Interpublic in January 2002 as Senior Vice President, Director of Corporate Communications. Prior to joining Interpublic, he served as Senior Vice President - Communications Director for Young & Rubicam from August 1996 to December 2000. During 2001, Mr. Krakowsky was complying with the terms of a non-competition agreement entered into with Young and Rubicam

          Ms. Watson joined Interpublic in October 2000 as Senior Vice President-Investor Relations. Prior to joining Interpublic, she was Vice President, Investor Relations at PepsiCo, Inc. and previously was employed by Nielsen Media Research and Gannett Co. in a similar capacity.

          Mr. Wilmot joined Interpublic in January 2002 as Senior Vice President-Planning and Business Development. Prior to that time, he served as Executive Vice President-Director of Worldwide Accounts for McCann-Erickson Worldwide, Inc, from March 2000 to January 2001. Mr. Wilmot served as Executive Vice President for McCann Erickson Worldwide, Inc. in its Detroit office from January 1997 to March 2000. Prior to that time, he served in a number of management positions for McCann-Erickson Worldwide, Inc.

          Mr. Berns joined Interpublic in August 1999 as Vice President and Treasurer. Prior to that time, he was Senior Vice President and Treasurer of Revlon, Inc. where he served in that position from January 1996 to July 1999.

          Mr. Sneeder, as a result of the True North acquisition, joined Interpublic in June 2001. Prior to that he was with True North where he served as Vice President and Controller from January 1999 to June 2001. Prior to True North, he served as Vice President and Controller of Alexander & Alexander from 1994 to 1997. Mr. Sneeder was elected Vice President and Controller of Interpublic in December 2001.

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "IPG." The following table provides, for the calendar quarters indicated, the high and low closing sales prices per share on the NYSE for the periods shown below as reported on the NYSE and dividends per share paid during those periods. At March 14, 2003, there were 21,650 registered holders of Interpublic common stock.
	NYSE Sale Price
			Dividends
			on
			Common
	High	Low	Stock
Period
2001:
First Quarter ...................................................................	47.19	32.50	$.095
Second Quarter ..............................................................	38.85	27.79	.095
Third Quarter .................................................................	30.46	19.30	.095
Fourth Quarter ...............................................................	31.00	19.50	.095

2002:
First Quarter ...................................................................	34.56	27.20	.095
Second Quarter ..............................................................	34.89	23.51	.095
Third Quarter .................................................................	24.67	13.40	.095
Fourth Quarter ...............................................................	17.05	11.25	.095 (1)

(1)	Dividend declared on November 1, 2002 in respect of third quarter results. No dividend in respect of fourth quarter results was declared.

Dividend Policy

          On February 10, 2003, the Company announced that no dividend would be paid on March 15, 2003. The Company's future dividend policy, which will be determined on a quarter-by-quarter basis, will depend on earnings, financial condition, capital requirements and other factors and will remain subject to the restrictions under the Company's amended revolving credit facilities with a syndicate of banks and its note purchase agreements with the Prudential Insurance Company of America. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities" below.

Transfer Agent and Registrar for Common Stock

The transfer agent and Registrar for the Company's common stock is:

Mellon Investor Services, Inc.
44 Wall Street, 6th Floor
New York, NY 10005

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding the shares of common stock to be issued or which may be issued under the equity compensation plans of the Company.
Equity Compensation Plan Information
	Number of shares of		Number of Securities Remaining
	Common Stock to be	Weighted-Average	Available for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Stock	Outstanding Stock	Plans (Excluding Securities
	Options	Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Holders	41,324,575	$29.39	11,461,701

Equity Compensation Plans Not (1) Approved by Security Holders	1,016,500	$27.53	0

(1) Special Stock Option Grants awarded to certain True North executives following Interpublic's acquisition of True North (the "True North Options") . The stock options were granted at the fair market value of Interpublic's common stock on the date of grant. The terms and conditions of these stock option awards are governed by Interpublic's 1997 Performance Incentive Plan which provides that stock options are exercisable as determined by the Compensation Committee of the Board of Directors. Generally, options become exercisable between two and five years after the date of grant and expire ten years from the grant date. The True North Options generally will vest 40% on August 23, 2005, 30% on August 23, 2005 and 30 on August 23, 2006.

Sales of Unregistered Securities

          The Company has made the following acquisitions in the fourth quarter of 2002 involving the issuance of Interpublic Stock:

          (i) On December 5, 2002, the Registrant issued 188,112 shares of Interpublic Stock to the 6 former shareholders of a foreign company that was acquired by the Registrant in the 2nd Qtr. of 1997. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $2,737,033 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (ii) On December 3, 2002, the Registrant paid $7,366,077 in cash and issued 184,001 shares of Interpublic Stock to the 5 former shareholders of a company which was acquired by a subsidiary of the Registrant in the 4th Qtr. Of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $2,455,359 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (iii) On November 25, 2002, the Registrant issued 5,052 shares of Interpublic Stock, and on December 2, 2002 paid $196,476.41 in cash to the eighteen former shareholders of a company which was acquired in the Fourth Quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $75,607.41 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (iv) On November 4, 2002, the Registrant paid $432,428 in cash and issued 5,698 shares of Interpublic Stock to the 2 former shareholders of a foreign company that was acquired by the Registrant in the 2nd Qtr. of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $70,940 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (v) On November 4, 2002, the Registrant paid $655,031 in cash and issued 6,684 shares of Interpublic Stock to the 2 former shareholders of a foreign company that was acquired by the Registrant in the 2nd Qtr. of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $83,216 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (vi) On November 4, 2002, the Registrant issued 5,692 shares of Interpublic Stock to the two former stockholders of a company that was acquired in the first quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of approximately $74,000 as of the date of issuance.

          The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders. The former stockholders had access to all the documents filed by the Registrant with the SEC, including the Registrant's (i) Annual Report and Form 10-K/A for the year ended 2001, (ii) Quarterly Report on Form 10-Q/A for June 30, 2002, (iii) Reports on Form 8-K for 2002, and (iv) Proxy Statement for the Annual Meeting of Stockholders held on May 20, 2002.

          (vii) On October 7, 2002 the Registrant issued 162,396 shares of Interpublic Stock and paid UK 1,775,285 Pound Sterling in cash to 5 former shareholders of a company as an interim payment for 100% of the shares of the company which was acquired in the third quarter 2000. The shares of Interpublic Stock were valued at US$ 2,726,800 at the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non US persons" in reliance on Rule 903(b)(3) of the Regulation S under the Securities Act.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
(Dollars in Millions, Except Per Share Amounts)

PART II

Item 6.     Selected Financial Data

The following tables set forth selected financial data concerning the Company for each of the last five years. The following selected financial data, which reflect the adjustments to prior years described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A"), should be read in conjunction with the consolidated financial statements and notes thereto and the MD&A included elsewhere herein.
SELECTED FINANCIAL DATA FOR FIVE YEARS
(Amounts in Millions, Except Per Share Amounts and Number of Employees)

	2002	2001	2000	1999	1998
OPERATING DATA
Revenue	$ 6,203.6	$ 6,791.2	$ 7,182.7	$ 6,417.2	$ 5,492.9
Salaries and related expenses	3,549.0	3,809.2	4,056.4	3,635.9	3,158.9
Office and general expenses	2,096.6	2,103.8	1,986.6	1,871.5	1,592.0
Amortization of intangible assets	13.0	173.1	144.4	128.6	84.0
Restructuring and other merger-related costs	12.1	645.6	177.7	159.5	3.3
Long-lived asset impairment and other charges	127.1	303.1	--	--	--
Investment impairment	39.7	210.8	--	--	--
Interest expense	145.6	164.6	126.3	99.5	86.5
Provision for (benefit of) income taxes	140.3	(55.3)	340.2	279.6	298.1
Net income (loss)	$ 99.5	$ (534.5)	$ 392.8	$ 336.6	$ 360.0

PER SHARE DATA
Basic
Net income (loss)	$ 0.26	$ (1.45)	$ 1.09	$ 0.96	$ 1.04
Weighted-average shares	376.1	369.0	359.6	352.0	346.9
Diluted
Net income (loss)	$ 0.26	$ (1.45)	$ 1.06	$ 0.92	$ 1.00
Weighted-average shares	381.3	369.0	370.6	364.6	359.4

FINANCIAL POSITION
Working capital	$ (767.5)	$ (78.3)	$ (421.7)	$ (82.6)	$ (151.3)
Total assets	$11,793.7	$11,375.3	$12,253.6	$11,148.9	$9,295.2
Total long-term debt	$ 1,817.7	$ 2,480.6	$ 1,531.8	$ 1,085.2	$ 721.7
Book value per share	$ 5.44	$ 4.86	$ 6.38	$ 5.63	$ 4.74

OTHER DATA
Cash dividends	$ 145.6	$ 129.2	$ 109.1	$ 90.4	$ 76.9
Cash dividends per share	$ .38	$ .38	$ .37	$ .33	$ .29
Number of employees	50,800	54,100	62,000	54,800	49,500

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW OF SIGNIFICANT EVENTS

The year 2002 was a difficult one for the Company in which operating results were negatively impacted by continued softness in worldwide demand for advertising and marketing communications services. Also, during the year the Company identified charges that were related to prior periods that required restatements of previously filed financial statements. Subsequent to the end of 2002, the Company made certain management changes (including naming a new Chairman and CEO) and entered into new financing arrangements.

A discussion of the significant events is as follows:
*	Economic conditions

The year 2002 reflected continued softness in demand for all advertising and marketing communications services. Revenue dropped approximately 9% from 2001 to 2002. The drop in demand was not limited to any one of the Company's service offerings nor to any geographical region; however, there was a more widespread decline in project-based business. In addition, the unstable geopolitical environment had an impact on client spending, particularly toward the latter part of the year.

*	Restatements

During 2002 the Company identified charges that related to prior periods and restated its financial statements in previously amended SEC filings. The restatements included $181.3 ($135.9, net of tax) of charges that related largely to McCann-Erickson WorldGroup ("McCann") intracompany and other charges. The restatements also included $118.7 ($83.8, net of tax) of long-lived asset impairment and other charges that were required to be restated in the third quarter 2002 financial statements. Additionally, $47.0 ($35.3, net of tax) in other adjustments was identified. See Note 16 to the consolidated financial statements for further discussion, including the period to which these charges relate.

The Company has been advised by the Securities and Exchange Commission staff that it has issued a formal order of investigation in connection with the Company's restatement of earnings for the periods from 1997. The Company is cooperating fully with the SEC.

*	Management Changes

In February 2003, the Board of Directors announced significant changes in the top management of the Company and its largest agency, McCann. The Company's Chairman and CEO, John J. Dooner, Jr. has assumed an active operating role as Chairman and CEO of McCann, replacing James R. Heekin, who has left the Company. David A. Bell, Vice Chairman and former CEO of True North, has assumed the role of Chairman and CEO of the Company.

*	Financing Activities

As a result principally of the restatements discussed above, the Company required and received waivers and amendments related to certain borrowing arrangements. In connection with these amendments and waivers, the Company agreed to revised financial covenant levels and to restrictions on dividends, cash acquisitions, capital expenditures, prepayment of long-term debt and additional borrowings by subsidiaries. As of December 31, 2002, the Company was in compliance with the terms of all of its borrowing arrangements.

As discussed in Note 8 to the consolidated financial statements, in March 2003, the Company completed the issuance and sale of $800.0 of aggregate principal amount of 4.5% Convertible Senior Notes due 2023. The Company intends to use the net proceeds of approximately $778 from the sale of the notes to fund a concurrent offer to purchase (for up to $582.5) its outstanding Zero-Coupon Convertible Senior Notes due 2021. Any funds raised in the offering but not used in the offer to purchase will be used for the repayment of other indebtedness, general corporate purposes and for working capital requirements.

On October 25, 2002, Moody's Investors Services, Inc. downgraded the Company's credit rating to Baa3. On March 7, 2003, Standard and Poor's downgraded the Company's credit rating to BB+.

See "Liquidity and Capital Resources" for further discussion.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

OUTLOOK

The Company's results of operations are dependent upon: a) maintaining and growing its revenue, b) the ability to retain and gain new clients, c) the continuous alignment of its costs to its revenue and d) retaining and attracting key personnel. Revenue is also highly dependent on overall economic and political conditions. For a discussion of these and other factors that could affect the Company's results of operations and financial conditions, see "Statement Regarding Forward-Looking Disclosure" and "Factors that May Affect the Company's Financial Condition and Results of Operations" above. As discussed above, 2002 was a difficult year for the Company, reflecting a continued softness in worldwide demand for advertising and marketing services. The uncertain economic and geopolitical environment results in a lack of visibility in the demand for advertising and marketing services for 2003. The Company continues to align its costs to its revenue, including a reduction in the Company's headcount to approximately 50,800 at December 31, 2002 from 54,100 the year before.

Barring a further economic downturn or further adverse effects of the unstable geopolitical environment, the Company expects that 2003 revenue will decline between 1% to 4% from 2002 on an organic basis.

On January 15, 2003, the Company announced that it had hired outside advisors to help explore strategic alternatives regarding NFO, its custom marketing research operation, and is currently in discussions concerning a possible sale. In addition, the Company is evaluating exit strategies relative to its motorsports business.

RESULTS OF OPERATIONS

The following discussion relates to the results of the Company after giving effect to the adjustments for the restatements described above in "Overview of Significant Events".

All amounts discussed below are reported in accordance with generally accepted accounting principles ("GAAP"). When comparing performance between years, the Company discusses the impact that foreign currency rate changes, acquisitions/dispositions and organic growth have on reported results. As the Company derives significant revenue from international operations, changes in foreign currency rates between the years may have significant impact on reported results. Reported results are also impacted by the Company's acquisition and disposition activity. Management believes that discussing the impact of currency fluctuations and acquisitions/dispositions provides a better understanding of the reported results.

The Company also discusses the impact of the loss of the Chrysler account in the fourth quarter of 2000 (revenue and operating expenses related to which continued through the second quarter of 2001). Chrysler was a major client of True North Communications, Inc. ("True North"), which the Company acquired in a transaction accounted for as a pooling of interests in June 2001. In addition, as a result of the acquisition of True North, the Company lost accounts of Pepsi-owned brands due to client conflicts within the combined company. Management believes that discussing the impact of these significant client losses is relevant when comparing performance between years.

The Company reported net income of $99.5 or $0.26 diluted earnings per share, net loss of $534.5 or $1.45 diluted loss per share and net income of $392.8 or $1.06 diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, respectively. Net income in 2002 includes $127.1 of long-lived asset impairment and other charges related to its motorsports business. Net income in 2001 includes $645.6 of restructuring and other merger-related costs in connection with the acquisition of True North and subsequent realignment of certain of its businesses and $303.1 of long-lived asset impairment and other charges related to goodwill associated with the Company's internet services businesses and several other offices in Europe and Asia Pacific. Net income in 2000 includes restructuring and other merger-related costs of $177.7 related to the merger of two of its advertising networks, costs associated with the loss of the Chrysler account, and other transaction costs primarily related to the Company's mergers with Deutsch and NFO.

As discussed in Note 14 to the consolidated financial statements, the Company is comprised of two reportable segments: the Interpublic Sports and Entertainment Group ("SEG"), and IPG excluding SEG. SEG was formed during the second quarter of 2002 through a carve-out from the Company's other operating groups and is primarily comprised of the operations of Octagon, which is the Company's sports marketing business and includes the Company's motorsports business, and Jack Morton Worldwide, which is the Company's event planning business.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

SEG revenue is not material to the Company as a whole. However, in 2002 due to the recording of long-lived asset impairment charges, the operating difficulties and resulting higher costs from its motorsports business, SEG incurred a significant operating loss. Based on the fact that the book value of long-lived assets relating to OMS and other substantial contractual obligations may not be fully recoverable, the Company no longer expects that margins of SEG will converge with those of the rest of IPG and accordingly has begun to report SEG as a separate reportable segment. Other than the impairment charges which are discussed below, the operating results of SEG are not material to those of the Company, and therefore are not discussed in detail below.

The following summarizes certain financial information for purposes of management's discussion and analysis:
	2002			2001			2000
	IPG (excl. SEG)	SEG	Total IPG	IPG (excl. SEG)	SEG	Total IPG	IPG (excl. SEG)	SEG	Total IPG
Revenue	$5,834.9	$ 368.7	$6,203.6	$6,365.7	$ 425.5	$6,791.2	$6,785.1	$397.6	$7,182.7
Salaries and related	3,367.3	181.7	3,549.0	3,608.9	200.3	3,809.2	3,859.4	197.0	4,056.4
Office and general	1,849.0	247.6	2,096.6	1,917.3	186.5	2,103.8	1,863.8	122.8	1,986.6
Amortization of intangibles	10.3	2.7	13.0	161.0	12.1	173.1	135.6	8.8	144.4
Restructuring and other merger-related	12.1	--	12.1	616.1	29.5	645.6	174.7	3.0	177.7
Long-lived asset impairment and other charges	--	127.1	127.1	293.2	9.9	303.1	--	--	--
Operating income (loss)	$ 596.2	$(190.4)	$ 405.8	$(230.8)	$(12.8)	$(243.6)	$ 751.6	$ 66.0	$817.6

Some of the key factors driving the financial results in 2002 were:
*	Revenue declines as a result of the continued softness in demand for the Company's services;

*	Reduction in salaries and related expenses as a result of headcount reductions from the Company's 2001 restructuring initiatives;

*

Higher bad debt expense and additional professional fees resulting from the restatement and related litigation and the SEC investigation previously described and the higher costs related to the Company's motorsports business within SEG; and

*	Reduced amortization of intangible assets as a result of adopting the accounting standard related to goodwill amortization.

REVENUE
The Company is a worldwide global marketing services company, providing clients with communications expertise in four broad areas: a) advertising and media management, b) marketing communications, which includes direct marketing and customer relationship management, public relations, sales promotion, event marketing, on-line marketing, corporate and brand identity and healthcare marketing, c) marketing intelligence, which includes marketing research, brand consultancy and database management and d) specialized marketing services, which includes sports and entertainment marketing, corporate meetings and events, retail marketing and other marketing and business services.

Worldwide revenue for 2002 was $6,203.6, a decrease of $587.6 or 8.7% from 2001. Domestic revenue, which represented 56% of revenue in 2002, decreased $390.5 or 10.1% from 2001. International revenue, which represented 44% of revenue in 2002, decreased $197.1 or 6.8% from 2001. International revenue would have decreased 7.5% excluding the effects of changes in foreign currency. The decrease in worldwide revenue was primarily the result of the continued softness in the demand for advertising and marketing services by current clients

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

due to the weak economy, the impact of the loss of the Chrysler account in the fourth quarter of 2000 and the merger-related loss of accounts of Pepsi owned brands. The components of the total revenue change of (8.7)% were: net acquisitions/divestitures (0.6)%, impact of foreign currency changes 0.3%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.7)% and organic revenue decline (7.7)%. Organic changes in revenue are based on increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

Worldwide revenue for 2001 was $6,791.2, a decrease of $391.5 or 5.5% from 2000. Domestic revenue, which represented 57% of revenue in 2001, decreased $364.5 or 8.6% from 2000. International revenue, which represented 43% of revenue in 2001, decreased $27.0 or 0.9% from 2000. International revenue would have increased 5.1% excluding the effects of changes in foreign currency. The decrease in worldwide revenue was a result of reduced demand for advertising and marketing services due to the weak economy, particularly in the United States, the negative impact of the events of September 11 and the impact of the loss of the Chrysler account in the fourth quarter of 2000. The components of the total revenue change of (5.5)% were: net acquisitions/divestitures 0.9%, impact of foreign currency changes (2.2)%, impact of the loss of the Chrysler account (1.6)%, the estimated impact of the events of September 11 (0.5)% and organic revenue decline (2.1)%. Organic changes in revenue are based on increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

OPERATING EXPENSES

Worldwide operating expenses for 2002 decreased $1,237.0, or 17.6% to $5,797.8. Worldwide operating expenses for 2001 increased $669.7 or 10.5% to $7,034.8.

Salaries and Related Expenses
In 2002, the Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 57% of revenue. The employee incentive programs are based primarily upon operating results. Salaries and related expenses in all periods were also impacted by normal salary progression. Salaries and related expenses were $3,549.0 for 2002 and $3,809.2 in 2001, a decrease of $260.2 or 6.8%. The decrease is a result of lower headcount, which was reduced by 6.1% to 50,800 at December 31, 2002 from 54,100 at December 31, 2001. This was partially offset by a benefit of $50.0 recorded in 2001 resulting from a reduction in severance reserves related to significant headcount reductions. The components of the total change of (6.8)% were: net acquisitions/divestitures (1.0)%, impact of foreign currency changes 0.4%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.5)% and reductions in salaries and related expenses from existing operations (5.7)%.

Salaries and related expenses were $3,809.2 in 2001 and $4,056.4 in 2000, a decrease of $247.2 or 6.1%. The decrease was a result of lower headcount, which was reduced by 12.7% to 54,100 at December 31, 2001 from 62,000 at December 31, 2000, a benefit of $50.0 in 2001 resulting from a reduction in severance reserves related to significant headcount reductions, and reduced incentive compensation commensurate with performance. The components of the total change of (6.1)% were: net acquisitions/divestitures 0.8%, impact of foreign currency changes (2.0)%, impact of the loss of the Chrysler account (1.4)% and reductions in salaries and related expenses from existing operations (3.5)%.

Office and General Expenses
Office and general expenses were $2,096.6 in 2002 and $2,103.8 in 2001, a decrease of $7.2 or 0.3%. The decrease was primarily due to the cost reduction initiatives from the 2001 restructuring plan including reduced travel and entertainment costs and reduced office related and supplies costs, and write-off of operating assets of $85.4 in 2001 which were no longer considered realizable. This was offset by an increase in professional fees resulting from the restatements and the related litigation and the SEC investigation previously described, an increase in bad debt expense and higher costs related to the Company's motorsports business within SEG. The components of the total change of (0.3)% were: net acquisitions/divestitures (0.2)%, impact of foreign currency changes 0.5%, impact of the loss of the Chrysler account and loss of accounts of Pepsi owned brands (0.7)% and increases in office and general expenses from existing operations 0.1%.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Office and general expenses were $2,103.8 in 2001 and $1,986.6 in 2000, an increase of $117.2 or 5.9%. The increase was primarily due to higher office rental costs, supplies costs and travel and entertainment costs. However, during the latter part of the year, the Company benefited from the restructuring plan initiatives, which reflected a reduction of such costs. The components of the total change of 5.9% were: acquisitions net of divestitures 0.4%, impact of foreign currency changes (2.4)%, impact of the loss of the Chrysler account (2.2)% and increases in office and general expenses from existing operations 10.1%.

Amortization of Intangible Assets
Amortization of intangible assets was $13.0 in 2002, $173.1 in 2001 and $144.4 in 2000. The decrease in 2002 is primarily a result of the adoption of the new standard on accounting for goodwill and other intangible assets effective January 1, 2002. See Recent Accounting Standards section for discussion of the cessation of goodwill amortization and the amortization of other intangible assets.

Restructuring and Other Merger-related Costs
2002 Activities

In the third quarter of 2002, the Company recorded an additional $12.1 in charges related to the 2001 restructuring plan. The additional charge was necessitated largely by increases in estimates of lease losses due to lower than anticipated sublease income in key markets, including San Francisco, Chicago, Paris and London.

2001 Activities
Following the completion of the True North acquisition in June 2001, the Company initiated a series of operational initiatives focusing on: a) the integration of the True North operations and the identification of synergies and savings, b) the realignment of certain Interpublic businesses and c) productivity initiatives to achieve higher operating margins. In connection with the operational initiatives, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in 2001 in connection with the plan was $645.6 ($446.5, net of tax).

A summary of the remaining liability for restructuring and other merger-related costs, including the 2002 charges, is as follows:
	Balance at December 31, 2001	2002 Charge	Cash paid in 2002	Long- term Liabilities and Non- cash Items	Liability at December 31, 2002
TOTAL BY TYPE
Severance and termination costs	$154.0	$ 2.3	$(129.2)	$(11.2)	$ 15.9
Lease termination and other exit costs	157.1	9.8	(72.3)	--	94.6
Total	$311.1	$12.1	$(201.5)	$(11.2)	$110.5

The Company has terminated approximately 7,000 employees in connection with the restructuring plan. The majority of the remaining severance liabilities are expected to be paid out through the end of the third quarter of 2003. Amounts totaling $11.2 have been transferred from restructuring liabilities to non-current liabilities (in the case of certain long-term deferred compensation arrangements) or to additional paid-in capital (in the case of vested restricted stock amounts).

The Company downsized or vacated approximately 180 locations. The remaining liabilities will be paid out over a period of up to five years. Lease termination and related costs included write-offs related to the abandonment of leasehold improvements as part of the office vacancies.

Other exit costs relate principally to the impairment loss on sale or closing of certain business units in the US and Europe. In the aggregate, the businesses sold or closed represented an immaterial portion of the revenue and operating profit of the Company. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. The sales and closures had been completed by September 30, 2002.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

2000 Activities
During 2000, the Company recorded restructuring and other merger-related costs of $177.7 ($124.3, net of tax). Of the total pre-tax restructuring and other merger-related costs, cash charges represented $104.6. The key components of the charge were: a) costs associated with the restructuring of Lowe & Partners Worldwide (formerly Lowe Lintas & Partners Worldwide), b) costs associated with the loss, by True North, of the Chrysler account, c) other costs related to the acquisition of Deutsch and d) costs related principally to the merger with NFO.

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

Loss of Chrysler Account

As a result of the loss of the Chrysler account, one of True North's larger accounts, the Company recorded a charge of $17.5 pre-tax ($10.0, net of tax) in the fourth quarter of 2000. The charge covered primarily severance, lease termination and other exit costs associated with the decision to close the Detroit office. In addition, an impairment loss of $5.5 was recorded for intangible assets that were determined to be no longer recoverable. Offsetting these charges was a $5.2 payment from Chrysler to compensate the Company for severance and other exit costs. As of December 31, 2001, all actions had been completed.

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

NFO
In addition to the above 2000 activities, additional charges, substantially all of which were cash costs, were recorded during 2000 related principally to the transaction and other merger-related costs arising from the acquisition of NFO.

Long-Lived Asset Impairment and Other Charges
2002 Impairment
Octagon Motorsports (OMS), within SEG, owns and leases certain racing circuit facilities that are used for automobile, motorcycle and go-cart racing, primarily in the United Kingdom. Beginning in the second quarter of 2002 and continuing in subsequent quarters, certain of the Octagon businesses experienced significant operational difficulties, including significantly lower than anticipated attendance at the marquee British Grand Prix race in July 2002. These events and a change in management at OMS in the third quarter of 2002 led the Company to begin assessing its long-term strategy for OMS.

In accordance with the provisions of SFAS 142, the Company prepared a discounted cash flow analysis which indicated that the book value of OMS significantly exceeded its estimated fair value and that a goodwill impairment had occurred in the third quarter of 2002. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company's long-lived assets in accordance with SFAS 144. The Company concluded that the book value of certain asset groupings at OMS was significantly higher than their expected future cash flows and that an impairment had occurred. Accordingly, the Company has recognized a non-cash impairment loss and related charge of $127.1 ($89.7, net of tax) in 2002. The charges included $82.1 of goodwill impairment, $33.0 of fixed assets and capital expenditure write-offs, and $12.0 to record the fair value of an associated put option.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

In addition, OMS is contractually required to upgrade and improve certain of its existing facilities over the next two years. As of December 31, 2002, these capital expenditure commitments amount to approximately $30 and are expected to be impaired as incurred based on current cash flow analyses for the relevant asset groupings.

In the fourth quarter of 2002, management determined that its original operating plans were no longer feasible and decided to explore options to exit some or all of these businesses. The remaining book value of long-lived assets relating to OMS was approximately $70 at December 31, 2002, and this amount, as well as other substantial contractual obligations, may not be fully recoverable depending upon the exit strategy ultimately followed.

2001 Impairment
Following the completion of the True North acquisition and the realignment of certain of the Company's businesses in 2001, the Company evaluated the realizability of various assets. In connection with this review undiscounted cash flow projections were prepared for certain investments, and the Company determined that the goodwill attributable to certain business units was stated at an amount in excess of the future estimated cash flows. As a result, an impairment charge of $303.1 ($263.4, net of tax) was recorded in 2001. Of the total write-off, $221.4 was recorded in the second quarter, with the remainder recorded in the third quarter. The largest components of the goodwill impairment and other charges were Capita Technologies, Inc. (approximately $145) and Zentropy Partners (approximately $16), both internet services businesses. The remaining amount primarily related to several other businesses including internet services, healthcare consulting and certain advertising offices in Europe and Asia Pacific.

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense decreased by $19.0 to $145.6 in 2002 due to lower debt levels, lower interest rates paid on short-term borrowings and the issuance and sale of the Zero-Coupon Notes in December 2001. The Company used the net proceeds of $563.2 from the Zero-Coupon Notes to repay indebtedness under the Company's credit facilities. Interest expense increased by $38.3 to $164.6 in 2001 due to higher debt levels, which included the issuance and sale of $500.0, 7.25% notes due 2011 in August 2001. The increase was partially offset by lower interest rates paid on short-term borrowings. The Company's effective interest rate was benefited by the interest rate swap agreements covering substantially all of the $500.0, 7.875% notes issued in 2000. The interest rate savings as a result of these agreements was approximately $13.9 and $4.5 in 2002 and 2001, respectively. During 2002, the Company terminated all interest rate swap agreements. See "Liquidity and Capital Resources" below for description of financing activities.

Interest Income
Interest income was $29.8 in 2002, $41.8 in 2001 and $57.5 in 2000. The decrease in 2002 is primarily due to lower interest rates. The decrease in 2001 is primarily due to lower interest rates and lower average cash balances primarily resulting from the lower earnings levels in 2001.

Other Income
The following table sets forth the components of other income:
	2002	2001	2000
Gains on sales of business	$ 7.0	$12.3	$16.5
Gains (losses) on sales of available-for-sale securities	5.3	(2.5)	28.5
Investment income and miscellaneous	2.8	3.9	(2.4)
	$15.1	$13.7	$42.6

See Investing Activities in "Liquidity and Capital Resources" below for a discussion of proceeds from sales of businesses.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

INVESTMENT IMPAIRMENT
During 2002, the Company recorded $39.7 of investment impairment primarily related to certain investments of Octagon, the Company's sports marketing business within SEG. The impairment charges adjusted the carrying value of investments to the estimated market value where an other than temporary impairment had occurred.

During 2001, the Company recorded total charges related to the impairment of investments of $210.8 ($136.6, net of tax). Of the total amount, $160.1 ($103.7, net of tax) was recorded in the first quarter, and $48.2 ($30.4, net of tax) was recorded in the third quarter. The charge in the first quarter related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The third quarter charge included write-offs for investments in non-internet companies, certain venture funds and other investments. In addition, the Company recorded a charge of $2.5 to record the fair value of a put option. The impairment charges adjusted the carrying value of investments to the estimated market value where an other than temporary impairment had occurred.

OTHER ITEMS
Effective Income Tax Rate
The Company's effective income tax rate was an expense of 52.9% in 2002, a benefit of 9.8% in 2001 and an expense of 43.0% in 2000. The 2002 effective income tax rate includes the effect of the adoption of SFAS 142 (See Note 1). The 2001 and 2000 effective income tax rates reflect the impact of goodwill amortization. The 2002, 2001 and 2000 effective tax rates were also impacted by restructuring and other merger-related costs and long-lived asset impairment and other charges that resulted in tax benefits lower than the statutory rate of 35%. The difference between the effective tax rate and the statutory federal rate of 35% is also due to state and local taxes and the effect of non-US operations. The increased tax rate in 2002 reflects a higher proportion of earnings derived from the US, where it is taxed at higher rates. The increased tax rate in 2001 reflects a change in the tax status of Deutsch, Inc., which was acquired in November 2000, from "S" Corporation to "C" Corporation status.

Minority Interest
Income applicable to minority interests was $31.3 in 2002, $30.3 in 2001 and $42.8 in 2000. The decrease in 2001 was primarily due to lower operating results of certain operations in Europe and Asia Pacific.

Unconsolidated Affiliates
Equity in net income (loss) of unconsolidated affiliates was $5.7 in 2002, $4.0 in 2001 and a loss of $15.6 in 2000. The increase in 2002 was primarily due to increased earnings of unconsolidated affiliates in the US, partially offset by the sale of an unconsolidated affiliate in Europe and the US. The increase in 2001 was due to a charge of $25.7 in 2000 related to the Company's share of the asset impairment and restructuring charges of Modem Media, reduced earnings of unconsolidated affiliates and the consolidation of an advertising office in the Middle East at the end of 2000.

DERIVATIVES AND HEDGING ACTIVITIES
The Company enters into interest rate swaps, hedges of net investments in foreign operations and forward contracts.

Interest Rate Swaps
At December 31, 2001, the Company had outstanding interest rate swap agreements covering $400.0 of the $500.0, 7.875% notes due October 2005. The swaps had the same term as the debt and effectively converted the fixed rate on the debt to a variable rate based on 6 month LIBOR. The swaps were accounted for as hedges of the fair value of the related debt and were recorded as an asset or liability as appropriate. As of December 31, 2001, the fair value of the hedges was an asset of approximately $10.

As of December 31, 2002, the Company had terminated all of the interest rate swap agreements covering the $500.0, 7.875% notes due October 2005. In connection with the termination of the interest rate swap agreements, the Company received $45.7 in cash which will be recorded as an offset to interest expense over the remaining life of the related debt.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Hedges of Net Investments
The Company has significant foreign operations and conducts business in various foreign currencies. In order to hedge the value of its investment in Europe, the Company had designated approximately 125 million Euro of borrowings under its $375.0 Revolving Credit Facility as a hedge of this net investment. Changes in the spot rate of the debt instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustment component of stockholders' equity. The amount deferred in 2001 was approximately $5. The Company has repaid the Euro borrowings that, as of December 31, 2001, had been designated as a hedge of a net investment.

On December 12, 2002, the Company designated the Yen borrowings under its $375.0 Revolving Credit Facility in the amount of $36.5 as a hedge of its net investment in Japan. The amount deferred in 2002 was not material.

Forward Contracts
The Company has entered into foreign currency transactions in which foreign currencies (principally the Euro, Pounds Sterling and the Japanese Yen) are bought or sold forward. The contracts were entered into to meet currency requirements arising from specific transactions. The changes in value of these forward contracts were reflected in the Company's consolidated statement of operations. As of December 31, 2001 the Company had contracts covering approximately $50 of notional amount of currency and the fair value of the forward contracts was a loss of $0.2.

As of December 31, 2002, the Company had contracts covering $37.1 of notional amount of currency and the fair value of the forward contracts was a gain of $5.1.

Other
The Company has two embedded derivative instruments under the terms of the offering of Zero-Coupon Notes (for which a tender offer was made in March 2003) as discussed in Note 8. At December 31, 2002, the fair value of the two derivatives was negligible. In connection with the issuance and sale of the 4.5% Convertible Senior Notes in March 2003, two embedded derivatives were created. The fair value of the two derivatives in March 2003 was negligible.

As discussed in Note 3 to the consolidated financial statements, the Company has entered into various put and call options related to acquisitions. The exercise price of such options is generally based upon the achievement of projected operating performance targets and approximate fair value.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2002, cash and cash equivalents were $933.0, a decrease of $2.2 from the December 31, 2001 balance of $935.2. The Company collects funds from clients on behalf of media outlets resulting in cash receipts and disbursements at levels substantially exceeding its revenue. Therefore, the working capital amounts reported on its balance sheet and cash flows from operating activities reflect the "pass-through" of these items.

Cash flow from operations and borrowings under existing credit facilities, and refinancings thereof, have been the primary sources of the Company's working capital, and management believes that they will continue to be so in the future.

Operating Activities
Net cash provided by operating activities was $873.8, $141.6 and $602.1 for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in 2002 was attributable to an increase in cash provided from working capital primarily as a result of improved receivables management and timing of international media payments at year end, and includes reduced payments of incentives in 2002. The decrease in 2001 was primarily attributable to lower operating profit levels and to severance payments made in connection with the Company's restructuring plan.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Investing Activities
The Company has pursued acquisitions to complement and enhance its service offerings. In addition, the Company has also sought to acquire businesses similar to those already owned to expand its geographic scope to better serve new and existing clients. Acquisitions have historically been funded using stock, cash or a combination of both.

During 2002, 2001 and 2000 the Company paid $54.1, $1,729.7 and $1,668.3, respectively, in cash and stock for new acquisitions, including a number of specialized marketing and communications services companies to complement its existing agency systems and to optimally position itself in the ever-broadening communications marketplace. This amount includes the value of stock issued for pooled companies and includes cash of $53.0, $84.7 and $577.4 in 2002, 2001 and 2000, respectively.

During the three-year period ended December 31, 2002, the Company paid the following deferred payments on acquisitions that had closed in prior years:
	2002	2001	2000
Cash	$240.1	$228.9	$158.1
Stock	83.2	48.2	63.2
	$323.3	$277.1	$221.3

The Company's capital expenditures in 2002 were $183.2 compared to $268.0 in 2001 and $259.5 in 2000. The primary purposes of these expenditures were to upgrade computer and telecommunications systems and to modernize offices. The Company's planned capital expenditures for 2003 are estimated to be less than the level of spending in 2002. Currently, the Company is restricted in making capital expenditures by new terms of its Revolving Credit Facilities. See "Financing Activities" for further discussion.

During 2002, proceeds from the sales of businesses included an unconsolidated affiliate in Europe for proceeds of $12.8, an unconsolidated affiliate in the US for proceeds of $5.2 and a marketing services affiliate for proceeds of $3.8.

During 2001, proceeds from the sales of businesses included a marketing services affiliate in Europe for proceeds of approximately $5 and some non-core marketing services affiliates in the US for proceeds of $6.9.

During 2000, proceeds from the sales of businesses included its interest in a non-core minority owned marketing services business for proceeds of approximately $12.

Financing Activities
Total debt at December 31, 2002 was $2,638.0, a decrease of $271.0 from December 31, 2001. The Company's debt position was positively impacted by international cash and debt pooling arrangements that were put in place to optimize the net debt balances in certain markets.

Revolving Credit Agreements
On June 27, 2000 and May 16, 2002, the Company entered into two revolving credit facilities, respectively, each provided by a syndicate of banks (the "Revolving Credit Facilities"), which are used to fund the Company's ordinary course business needs. The facility entered into on June 27, 2000 provides for borrowings of up to $375.0 and is for a term of five years, which expires in June of 2005. The facility entered into on May 16, 2002 provides for borrowings of up to $500.0 and is for a term of 364 days, which expires on May 15, 2003. However, the Company has the option to extend the maturity of amounts outstanding on the termination date under the 364-day Revolving Credit Facility for a period of one year. As of December 31, 2002, no amounts were borrowed under the 364-day Revolving Credit Agreements and $50.3 was borrowed under the five-year Revolving Credit Facility. As of March 20, 2003, no amounts were borrowed under the 364-day Revolving Credit Facility and approximately $49.8 was borrowed under the five-year Revolving Credit Facility.

The Revolving Credit Facilities bear interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. The interest rates on base rate loans and LIBOR loans under the Revolving Credit Facilities are

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

affected by the facilities' utilization levels and the Company's credit ratings. On October 25, 2002, Moody's Investors Services, Inc. downgraded the Company's credit rating to Baa3. On March 7, 2003, Standard and Poor's downgraded the Company's credit rating to BB+. As of March 7, 2003, the combined effect of the downgrades was an increase in the interest spread payable on LIBOR loans under the Revolving Credit Facilities of 25 basis points from the interest rate spread of 1.25% applicable as of December 31, 2002.

The Company's Revolving Credit Facilities include financial covenants that set i) maximum levels of debt as a function of EBITDA and ii) minimum levels of EBITDA as a function of interest expense (in each case, as defined in these agreements). As of December 31, 2002, the Company was in compliance with all of the covenants (including the financial covenants, as amended) contained in the Revolving Credit Facilities.

During the third quarter of 2002, the Company obtained waivers of certain provisions (excluding financial covenants) contained in the Revolving Credit Facilities, which related to the restatement of the Company's historical consolidated financial statements in the aggregate amount of $181.3. In connection with these waivers, the Company agreed to an increase in interest rates and commitment fees payable to the lenders. The Company also paid fees to the lenders as additional consideration for their granting the waivers. The impact of the fees paid and the increased interest rates is not material to the Company's financial position, cash flows or results of operations.

On February 10, 2003, certain defined terms relating to financial covenants contained in the Revolving Credit Facilities were amended effective as of December 31, 2002. The definition of debt for borrowed money in the Revolving Credit Facilities was modified to include the Company's 1.8% Convertible Subordinated Notes due 2004 and 1.87% Convertible Subordinated Notes due 2006. As a result, the definition of Interest Expense was also amended to include all interest with respect to these Subordinated Notes. The definition of EBITDA in the Revolving Credit Agreements was amended to include up to $500.0 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002 and the quarter ended March 31, 2003. The corresponding financial covenant ratio levels in the Revolving Credit Facilities were also amended.

The Company also amended certain other provisions of the Revolving Credit Facilities effective as of December 31, 2002. The new terms of the Revolving Credit Facilities restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments, make capital expenditures and prepay long-term debt, as well as the ability of the Company's domestic subsidiaries to incur additional debt. Certain of these limitations are modified upon receipt of aggregate net cash proceeds equal to at least $400.0 from asset sales and capital markets transactions. The level of proceeds from such transactions and the outstanding balance of the Company's Zero-Coupon Convertible Senior Notes due 2021 (the "Zero-Coupon Notes") will determine the permitted levels of annual acquisition spending and the permitted level of long-term debt prepayment. The level of proceeds, the outstanding balance of the Zero-Coupon Notes and the Company's future earnings performance will determine the permitted levels of share buybacks and dividend payments.

On March 13, 2003, the Company sold 4.5% Convertible Senior Notes due 2023 (the "4.5% Notes") in an aggregate principal amount of $800.0. The Company received net cash proceeds from this transaction equal to approximately $778.0. As a result, the Company's permitted level of annual cash acquisition spending has increased to $25.0 and the permitted level of annual share buybacks and dividend payments has increased to $25.0. In addition, on March 10, 2003, the Company commenced a tender offer to purchase for cash any and all of the outstanding Zero-Coupon Notes. The tender offer will expire on April 4, 2003, unless extended. If the Zero-Coupon Notes are substantially retired pursuant to this tender offer, the Company's permitted level of annual cash acquisition spending would be further increased to $100.0 and the Company would be permitted to prepay long-term debt.

In addition, if the Zero-Coupon Notes are substantially retired pursuant to the tender offer and earnings before interest, taxes, depreciation and amortization are at least $1,000.0 for four consecutive quarters, the Company's permitted level of annual share buybacks and dividend payments would increase to $100.0. All limitations on dividend payments and share buybacks expire when the Zero-Coupon Notes have been substantially retired and earnings before interest, taxes, depreciation and amortization are at least $1,300.0 for four consecutive quarters.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

As a result of the issuance of the 4.5% Notes in the first quarter of 2003 and the anticipated settlement of the tender offer for the Zero-Coupon Notes in the second quarter of 2003, both the 4.5% Notes and the Zero-Coupon Notes will be outstanding at March 31, 2003. Therefore, the Company amended the Revolving Credit Facilities, as of March 13, 2003, to exclude the Zero-Coupon Notes in calculating the ratio of debt for borrowed money to consolidated EBITDA for the period ended March 31, 2003.

On February 26, 2003, the Company obtained waivers of certain defaults under the Revolving Credit Facilities relating to the restatement of the Company's historical consolidated financial statements in the aggregate amount of $118.7. The waivers covered certain financial reporting requirements related to the Company's consolidated financial statements for the quarter ended September 30, 2002. No financial covenants were breached as a result of this restatement.

Other Committed and Uncommitted Facilities

In addition to the Revolving Credit Facilities, at December 31, 2002 and 2001, respectively, the Company had $157.8 and $53.3 of committed lines of credit, all of which were provided by overseas banks that participate in the Revolving Credit Facilities. At December 31, 2002 and 2001, respectively, $3.1 and $7.2 were outstanding under these lines of credit.

At December 31, 2002 and 2001, respectively, the Company also had $707.9 and $738.3 of uncommitted lines of credit, 66.8% and 56.2% of which, respectively, were provided by banks that participate in the Revolving Credit Agreements. At December 31, 2002 and 2001, respectively, approximately $213.2 and $286.6 were outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

Prudential Agreements

On May 26, 1994, April 28, 1995, October 31, 1996, August 18, 1997 and January 21, 1999, the Company entered into five note purchase agreements, respectively, with The Prudential Insurance Company of America (the "Prudential Agreements"). The notes issued pursuant to the Prudential Agreements are repayable on May 2004, April 2005, October 2006, August 2007 and January 2009, respectively. The interest rates on these notes range from 8.05% to 10.01%. As of December 31, 2002 and 2001, respectively, $148.8 and $155.0 were outstanding under the notes.

The Prudential Agreements contain financial covenants that set i) minimum levels for net worth and for cash flow as a function of borrowed funds and ii) maximum levels of borrowed funds as a function of net worth (in each case, as defined in these agreements). The most restrictive of these covenants is that of cash flow to borrowed funds. This ratio is required to exceed an amount that varies from .16 to .25 for each quarter in the applicable consecutive four-quarter period. During 2001, as a result of significant restructuring, asset impairment and other charges, the Company required and received amendments related to the financial covenants in the Prudential Agreements.

During the third quarter of 2002, due to the impact on the Company's net worth resulting from (a) lower operating profit in the third quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement of the Company's historical consolidated financial statements in the aggregate amount of $181.3, the Company required and received waivers related to its financial covenants in the Prudential Agreements.

In connection with the third quarter waivers, the Company agreed to increase the interest rates on the outstanding balances under the Prudential Agreements. The Company also paid a fee to Prudential as additional consideration for the waivers. The impact of the fee and the increased interest rates is not material to the Company's financial position, cash flows or results of operations.

On February 10, 2003, the Company amended certain provisions of the Prudential Agreements effective as of December 31, 2002. The new terms of the Prudential Agreements contain the same restrictions on the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments, make capital expenditures and prepay long-term debt, as well as the ability of the Company's domestic subsidiaries to incur additional debt, as the new terms of the Revolving Credit Agreements described above.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Certain defined terms relating to financial covenants contained in the Prudential Agreements were also amended effective as of December 31, 2002. The definitions of cash flow and consolidated net worth in the Prudential Agreements were amended to include up to $500.0 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002 and the quarter ended March 31, 2003. The corresponding financial covenant ratio levels in the Prudential Agreements were also amended.

In addition, the Company amended the Prudential Agreements, as of March 13, 2003, to exclude the Zero-Coupon Notes in calculating the ratio of total borrowed funds to cash flow for the period ended March 31, 2003.

On February 26, 2003, the Company obtained waivers of certain defaults under the Prudential Agreements relating to the restatement of the Company's historical consolidated financial statements in the aggregate amount of $118.7. The waivers covered certain financial reporting requirements related to the Company's consolidated financial statements for the quarter ended September 30, 2002. No financial covenants were breached as a result of this restatement.

UBS Facility

On February 10, 2003, the Company received from UBS AG a commitment for an interim credit facility providing for $500.0, maturing no later than July 31, 2004 and available to the Company beginning May 15, 2003, subject to certain conditions. This commitment terminated in accordance with its terms when the Company received net cash proceeds in excess of $400.0 from its sale of the 4.5% Notes. The fees associated with this commitment were not material to the Company's financial position, cash flows or results of operations.

Other Debt Instruments

              (i)  Convertible Senior Notes - 4.5%

In March 2003, the Company completed the issuance and sale of $800 aggregate principal amount of the 4.5% Notes. The Company intends to use the net proceeds of this offering to fund its concurrent offer to repurchase the outstanding Zero-Coupon Notes. Assuming 100% of the Zero-Coupon Notes are tendered, the Company will pay a total of $582.5 to the holders of the Zero-Coupon Notes in connection with the offer. Any funds not used to repurchase the Zero-Coupon Notes will be used for the repayment of other indebtedness, general corporate purposes and working capital. The 4.5% Notes are unsecured, senior securities that may be converted into common shares if the price of the Company's common stock reaches a specified threshold, at an initial conversion rate of 80.5153 shares per one thousand dollars principal amount, equal to a conversion price of $12.42 per share, subject to adjustment. This threshold will initially be 120% of the conversion price and will decline 1/2% each year until it reaches 110% at maturity in 2023.

The 4.5% Notes may also be converted, regardless of the price of the Company's common stock, if: (i) the credit rating assigned to the 4.5% Notes by any two of Moody's Investors Service, Inc., Standard & Poor's Ratings Services and Fitch Ratings are Ba2, BB and BB, respectively, or lower, or the 4.5% Notes are no longer rated by at least two of these ratings services, (ii) the Company calls the 4.5% Notes for redemption, (iii) the Company makes specified distributions to shareholders or (iv) the Company becomes a party to a consolidation, merger or binding share exchange pursuant to which its common stock would be converted into cash or property (other than securities).

The Company, at the investor's option, may be required to redeem the 4.5% Notes for cash on March 15, 2008. The Company may also be required to redeem the 4.5% Notes at the investor's option on March 15, 2013 and March 15, 2018, for cash or common stock or a combination of both, at the Company's election. Additionally, investors may require the Company to redeem the 4.5% Notes in the event of certain change of control events that occur prior to May 15, 2008, for cash or common stock or a combination of both, at the Company's election. The Company at its option may redeem the 4.5% Notes on or after May 15, 2008 for cash. The redemption price in each of these instances will be 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, if any.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

If at any time on or after March 13, 2003 the Company pays cash dividends on its common stock, the Company will pay contingent interest per 4.5% Note in an amount equal to 100% of the per share cash dividend paid on the common stock multiplied by the number of shares of common stock issuable upon conversion of a note.

              (ii)  Zero-Coupon Convertible Senior Notes

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

The Zero-Coupon Notes may also be converted, regardless of the sale price of the Company's common stock, at any time after: (i) the credit rating assigned to the Zero-Coupon Notes by any two of Moody's Investors Service, Inc., Standard & Poor's Ratings Group and Fitch Ratings are Bal, BB+ and BB+, respectively, or lower, or the Zero-Coupon Notes are no longer rated by at least two of these ratings services, (ii) the Company calls the Zero-Coupon Notes for redemption, (iii) the Company makes specified distributions to shareholders or (iv) the Company becomes a party to a consolidation, merger or binding share exchange pursuant to which the Company's common stock would be converted into cash or property (other than securities).

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

The yield to maturity of the Zero-Coupon Notes at the date of issuance was 1%. Unless the Company is required to pay the contingent interest described in the following sentence or the US tax laws change in certain ways, no cash interest will be paid at any time. After December 14, 2006, if the Company's stock price reaches specified thresholds, the Company would be obligated to pay semi-annual contingent cash interest which would approximate the dividends paid to common stockholders during the prior six-month period (subject to a floor rate).

The balance outstanding under the Zero-Coupon Notes as of December 31, 2002 was $581.0. This amount is classified as current in the accompanying consolidated balance sheet.

On March 10, 2003, the Company commenced a tender offer to purchase for cash any and all of the outstanding Zero-Coupon Notes, at a price equal to 82.9876% of the principal amount of the notes at maturity. The tender offer will expire on April 4, 2003, unless extended. The price offered is equal to the accreted value of the notes as of April 4, 2003. If all of the Zero-Coupon Notes are tendered pursuant to the tender offer, the Company would pay a total of $582.5 to the holders of the Zero-Coupon Notes.

              (iii)  Floating Rate Notes

On June 28, 2001, the Company issued and sold $100.0 of floating rate notes which bore interest based on three-month LIBOR. The notes matured and were repaid on June 28, 2002.

              (iv)  Senior Unsecured Notes - 7.25%

On August 22, 2001, the Company completed the issuance and sale of $500.0 principal amount of senior unsecured notes due 2011. The notes bear interest at a rate of 7.25% per annum. The Company used the net proceeds of approximately $493 from the sale of the notes to repay outstanding indebtedness under its Revolving Credit Facilities.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

              (v)  Senior Unsecured Notes - 7.875%

On October 20, 2000, the Company completed the issuance and sale of $500.0 principal amount of senior unsecured notes due 2005. The notes bear an interest rate of 7.875% per annum. The Company used the net proceeds of approximately $496 from the sale of the notes to repay outstanding indebtedness under its Revolving Credit Facilities.

During 2001, the Company entered into interest rate swap agreements to convert the fixed interest rate on the 7.875% notes to a variable rate based on 6 month LIBOR. At December 31, 2001, the Company had outstanding interest rate swap agreements covering $400.0 of the $500.0, 7.875% notes due October 2005, which reduced the effective interest rate on the notes to 6.972%. During 2002, the Company terminated all interest rate swaps agreements, and generated proceeds to the Company of $45.7. The net proceeds are being recorded as an adjustment to the interest rate of the 7.875% notes. The remaining unamortized gain at December 31, 2002 was $33.7.

              (vi)  Convertible Subordinated Notes - 1.87%

On June 1, 1999, the Company issued $361.0 face amount of Convertible Subordinated Notes due 2006 with a cash coupon rate of 1.87% and a yield to maturity of 4.75%. The 2006 notes were issued at an original price of 83% of the face amount, generating proceeds of approximately $300. The notes are convertible into 6.4 million shares of the Company's common stock at a conversion rate of 17.616 shares per one thousand dollars face amount. Since June 2002, the Company has had the option to redeem the notes for cash.

              (vii)  Convertible Subordinated Notes - 1.80%

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

Short-Term Debt at December 31, 2002 and 2001

The Company and its subsidiaries have short-term lines of credit with various banks that permit borrowings at variable interest rates. At December 31, 2002 and 2001, all borrowings under these facilities were by the Company's subsidiaries and totaled $216.3 and $293.8, respectively. Where required, the Company has guaranteed the repayment of borrowings by its subsidiaries.

As of December 31, 2002 and 2001, respectively, 66.8% and 56.2% of these short-term facilities were provided by banks that participate in the Company's Revolving Credit Facilities. The weighted-average interest rates on outstanding balances under the committed and uncommitted short-term facilities at December 31, 2002 and 2001 were approximately 4.83% and 3.64%, respectively.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The following table summarizes the Company's short term debt as of December 31, 2002 and 2001.
2002	Total Facility	Amount Outstanding at December 31, 2002	Total Available
Committed
364-day Revolving Credit Facility	$ 500.0	$ --	$ 500.0
Other Facilities (principally International)	157.8	3.1	154.7
	$ 657.8	$ 3.1	$ 654.7
Uncommitted
Domestic	$ 27.7	$ 7.7	$ 20.0
International	680.2	205.5	474.7
	707.9	213.2	494.7
Total
	$1,365.7	$216.3	$1,149.4

2001	Total Facility	Amount Outstanding at December 31, 2001	Total Available
Committed
364-day Revolving Credit Facility	$ 500.0	$ --	$ 500.0
Other Facilities (principally International)	53.3	7.2	46.1
	$ 553.3	$ 7.2	$ 546.1
Uncommitted
Domestic	$ 127.5	$ 62.5	$ 65.0
International	610.8	224.1	386.7
	738.3	286.6	451.7
Total
	$1,291.6	$ 293.8	$ 997.8

Other

As of December 31, 2002 and 2001, respectively, the Company's credit ratings as reported by each of Standard & Poor's Ratings Services, Moody's Investors Services, Inc. and Fitch Ratings were BBB-, Baa3 and BBB-, and BBB+, Baa1, and A-. On March 7, 2003, Standard & Poor's Ratings Services downgraded the Company's credit rating to BB+ with negative outlook. The Company's remaining two credit ratings are currently BBB- with negative outlook, as reported by Fitch Ratings, and Baa3 with stable outlook, as reported by Moody's Investors Services, Inc.

During 2001, the Company purchased approximately 2.4 million shares of its common stock, compared to 4.8 million shares in 2000. Since July 2001, the Company has not repurchased its common stock in the open market.

The Company has paid cash dividends at a quarterly rate of $0.095 per share since the second quarter of 2000, when it was increased from $0.085 per share. The determination of dividend payments is made by the Company's Board of Directors on a quarterly basis. However, as previously discussed, the Company's ability to declare or pay dividends is currently restricted by new terms of its Revolving Credit Facilities and Prudential Agreements, and the Company has not declared or paid a dividend in the first quarter of 2003.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Deferred Payments
Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance.

As of December 31, 2002, the Company's estimated liability for deferred payments on prior acquisitions is as follows:
	2003	2004	2005	2006 and thereafter	Total
Cash	$142.0	$78.8	$49.4	$28.2	$298.4
Stock	41.7	9.2	13.4	9.3	73.6
Total	$183.7	$88.0	$62.8	$37.5	$372.0

The amounts above are estimates based on the current projections as to the amount that will be paid and are subject to revisions as the earn-out periods progress.

In addition to the estimated liability for earn-outs, the Company has entered into agreements that may require the Company to purchase additional equity interests in certain companies (put options). In many cases, the Company also has the option to purchase the additional equity interests (call options) in certain circumstances.

The total amount of potential payments under put options is $192.5, of which $9.9 is payable in stock. Exercise of the put options would require payments to be made as follows:

2003	$87.6
2004	$20.4
2005	$34.4
2006 and thereafter	$50.1

The actual amount to be paid is generally contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

The Company also has call options to acquire additional equity interests in companies in which it already has an ownership interest. The estimated amount that would be paid under such call options is $112.5 and, in the event of exercise, would be paid as follows:

2003	$25.8
2004	$ 5.8
2005	$15.3
2006 and thereafter	$65.6

The actual amount to be paid is contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Summary of Significant Contractual Obligations
The following summarizes the Company's estimated contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.
	2003	2004	2005	2006 and thereafter	Total

Long-term debt	$604.0	$291.2	$591.9	$ 934.6	$2,421.7

Non-cancelable operating lease obligations	$281.5	$251.7	$222.7	$1,546.1	$2,302.0

Obligations under executory contract	$ 8.7	$ 9.9	$ 11.3	$ 100.1	$ 130.0

Obligations for deferred payments	$183.7	$ 88.0	$ 62.8	$ 37.5	$ 372.0

Obligations under put options	$87.6	$ 20.4	$ 34.4	$ 50.1	$ 192.5

As discussed in Note 10 to the consolidated financial statements, the Company has a number of retirement plans. The deficit in the funded status of these plans has increased to $182.6 at December 31, 2002. The Company considers that the long-term return on its pension assets and the funding available to the Company will be sufficient to finance these obligations.

In 2002, the Company's liquidity was negatively impacted by lower profitability and issues resulting from the restatements. The Company believes that cash flow from operations, together with its availability under existing lines of credit and expected refinancings thereof and cash on hand, will be sufficient to fund the Company's working capital needs and other obligations for the next twelve months. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity and access to capital markets, to meet such requirements. Unanticipated decreases in cash flow from operations as a result of decreased demand for our services and other developments may require the Company to seek other sources of liquidity (including the disposition of certain assets) and modify its operating strategies.

CRITICAL ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The Company believes the following accounting policies are critical to the accuracy of the more significant judgments and estimates used in the preparation of its consolidated financial statements:

*	revenue recognition;
*	allowance for doubtful accounts;
*	accounting for income taxes; and
*	valuation of long-lived and intangible assets and investments.

Revenue Recognition
The Company derives revenue from advertising services, including media buying, and from marketing and communication services, including market research, public relations, direct marketing, sales promotion and event marketing activities.

The Company's advertising services revenue is derived from commissions that are earned when the media is placed, from fees earned as advertising services are performed and from production services rendered. In addition, incentive amounts may be earned based on qualitative and/or quantitative criteria. In the case of commissions, revenue is recognized as the media placements appear. In the case of fee and production arrangements, the revenue is recognized as the services are performed which is generally ratably over the period of the client contract. The Company's marketing service revenues are generally earned on a fee basis, and in certain cases incentive amounts may also be earned. As with fee arrangements in advertising, such revenue is recognized as the work is performed. Incentive amounts for advertising and marketing services are recognized upon satisfaction of the qualitative and/or quantitative criteria, as set out in the relevant client contract.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

In many cases, the amount the Company bills to clients significantly exceeds the amount of revenues that is earned due to the existence of various "pass-through" charges such as the cost of media. In compliance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket Expenses Incurred", the Company generally records revenue net of "pass-through" charges as it is not the primary obligor with respect to the cost of "pass-through" charges.

Allowance for Doubtful Accounts
The Company assesses the required amount of allowance for doubtful accounts based on past experience and reviews of aging and analysis of specific accounts. While the expense for bad debts has historically fluctuated in line with revenue, in 2002 the Company recorded a higher amount of bad debt expense reflective of general economic conditions.

Accounting for Income Taxes
As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes payable in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company then assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent it is determined that recovery is not likely, a valuation allowance is established. Significant management judgment is required in determining the provision for income taxes and the amount of valuation allowance that would be required. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact the Company's financial position and results of operations.

Valuation of Long-Lived and Intangible Assets and Investments
The Company has a significant amount of long-lived assets, including fixed assets, investments, goodwill and other intangibles. The Company periodically evaluates the realizability of all of its long-lived assets whenever events or changes in circumstances indicated that the carrying value of an asset may not be recoverable. Future events could cause the Company to conclude that impairment indicators exist and that the asset values associated with a given operation have become impaired. Any resulting impairment loss could have a material impact on the Company's financial condition and results of operations.

OTHER MATTERS

Argentina and Brazil
As a result of the devaluation of the currencies in Argentina and Brazil, the Company's cumulative translation adjustment balance reflected a reduction in stockholders' equity of approximately $23 at December 31, 2002. The Company expects to maintain its strategic investment in Argentina and Brazil for the long-term.

RECENT ACCOUNTING STANDARDS

Standards Adopted Effective January 1, 2002
Property and Equipment
Property and equipment are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if an impairment exists pursuant to the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of its carrying value or net realizable value. Effective January 1, 2002, the Company adopted SFAS 144. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Intangible Assets
Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Effective January 1, 2002, with the adoption of SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill is no longer amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis, over periods not exceeding 40 years. Beginning January 1, 2002, goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The vast majority of goodwill relates to and is assigned directly to a specific reporting unit. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. The Company completed its assessment of any potential impairment upon adoption of this standard and upon its annual assessment the Company determined that, other than the impairment charges discussed in Note 5 to the consolidated financial statements, no impairments existed. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with the method used to test property and equipment and intangible assets with a definite life. During the first quarter of 2002, the Company performed the required impairment tests of goodwill and determined that there was no impairment required to be recognized upon adoption.

The following analysis shows the impact on the Company's statement of operations of discontinuing goodwill amortization had SFAS 142 been effective for all periods presented:
	Year Ended December 31,
	2002	2001	2000
Reported net income (loss)	$99.5	$(534.5)	$392.8
Add back:
Goodwill amortization	--	169.0	140.4
Tax benefit on goodwill amortization	--	(24.3)	(17.2)
Adjusted net income (loss)	$99.5	$(389.8)	$516.0

Basic earnings (loss) per share:
Reported earnings (loss)	$0.26	$(1.45)	$1.09
Add back: goodwill amortization, net of tax	--	0.39	0.34
Adjusted earnings (loss)	$0.26	$(1.06)	$1.43

Diluted earnings (loss) per share:
Reported earnings (loss)	$0.26	$(1.45)	$1.06
Add back: goodwill amortization, net of tax	--	0.39	0.33
Adjusted earnings (loss)	$0.26	$(1.06)	$1.39

Other intangible assets include, principally, customer lists, trade names, customer relationships and other intangible assets acquired from an independent party. Effective January 1, 2002, with the adoption of SFAS 142, intangible assets with an indefinite life, namely certain trade names, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives generally ranging from 7 to 40 years. Indefinite-lived intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

As of December 31, 2002, the Company's remaining unamortized goodwill balance and intangible assets were $3,377.1 and $81.6, respectively. The Company estimates that, based on its current intangible assets, amortization expense will be approximately $8.0 in each of the next five years.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 establishes that reimbursements received for certain out-of-pocket expenses should be reported as revenue and operating expenses in the statement of operations. Historically, the Company classified reimbursed out-of-pocket expenses as a reduction of operating expenses. The Company has adopted this guidance, retroactively, effective the first quarter of fiscal year 2001. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In December 2002, SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", ("SFAS 148"), an amendment of FASB Statement No. 123 was issued. The Company is choosing to continue with its current practice of applying the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS 148.

Standards to be Adopted
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

In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. Disclosures concerning guarantees are found in Note 15 to the consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
(Dollars in Millions, Except Per Share Amounts)

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Interest Rates
At December 31, 2002, a significant portion of the Company's debt obligations were at fixed interest rates. Accordingly, assuming the fixed rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by $23.3 if market rates were to increase by 10% and would increase by $23.8 if market rates were to decrease by 10%. For that portion of the debt that is either maintained at variable rates, based on amounts and rates outstanding at December 31, 2002, the change in interest expense and cash flow from a 10% change in rates would be approximately $1.1.

Foreign Currencies
The Company faces two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in the Company's foreign operations are translated into US dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity section of the balance sheet. The Company's foreign subsidiaries generally collect revenues and pay expenses in currencies other than the US dollar. Since the functional currency of the Company's foreign operations is generally the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders' equity and does not impact operating results. Revenues and expenses in foreign currencies translate into varying amounts of US dollars depending upon whether the US dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect the Company's consolidated revenues and expenses (as expressed in US dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations and were not significant in 2000, 2001 and 2002. The Company has not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8.     Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

The Interpublic Group of Companies, Inc. and Subsidiaries Report of Independent Public Accountants.......................................................................................................................................	42
True North Communications Inc. and Subsidiaries Report of Independent Public Accountants......	43
Deutsch, Inc. and Subsidiary and Affiliates Report of Independent Public Accountants..................	44
Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000...	45
Consolidated Balance Sheet as of December 31, 2002 and 2001....................................................	46
Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000..	48
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000..............................................................................	49
Notes to Consolidated Financial Statements.....................................................................................	50
Report of Independent Accountant on Financial Statement Schedule...............................................	87
Valuation and Qualifying Accounts (for the three years ended December 31, 2002).......................	88

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
    The Interpublic Group of Companies, Inc.

In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Deutsch, Inc. and Subsidiary and Affiliates ("Deutsch"), a wholly-owned subsidiary, which statements reflect total net loss constituting approximately 2% of the related consolidated financial statement total for the year ended December 31, 2000. Additionally, we did not audit the financial statements of True North Communications Inc. ("True North"), a wholly-owned subsidiary, which statements reflect total revenues constituting approximately 22% of the related consolidated financial statement total for the year ended December 31, 2000. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Deutsch and True North, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion. The financial statements of True North for the year ended December 31, 2000 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 20, 2001.

As disclosed in the Summary of Significant Accounting Policies note, effective January 1, 2002, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 on July 1, 2001.

PricewaterhouseCoopers LLP
New York, New York
March 6, 2003 except Note 8, which is as of March 13, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of the report previously issued by Arthur Andersen LLP ("Andersen") and has not been reissued by them. Andersen has informed the Company that it can no longer provide any consent to the incorporation by reference of its reports into the Company's existing or future registration statements. Andersen has been found guilty of certain federal obstruction of justice charges. Events arising in connection with this conviction and related matters are reasonably likely to materially and adversely affect the ability of Andersen to satisfy any claims that may be made by investors or by the Company with respect to its audit reports and the related financial data included in the Company's annual reports and incorporated by reference into its registration statements. Additionally, because Andersen is unable to provide the Company with a consent for the inclusion of its reports, investors may not be able to sue Andersen pursuant to Section 11 of the Securities Act of 1933, as amended, and rights of recovery under that section may be limited.

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
Chicago, Illinois,
March 20, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Deutsch, Inc. and Subsidiary and Affiliates:

We have audited the combined balance sheet of Deutsch, Inc. and Subsidiary and Affiliates as of December 31, 2000, and the related combined statements of operations, stockholder's equity and cash flows for the year then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Deutsch, Inc. and Subsidiary and Affiliates as of December 31, 2000, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

J.H. Cohn LLP
Roseland, New Jersey
February 13, 2001

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2002	2001	2000

REVENUE	$6,203.6	$6,791.2	$7,182.7

OPERATING EXPENSES:
Salaries and related expenses	3,549.0	3,809.2	4,056.4
Office and general expenses	2,096.6	2,103.8	1,986.6
Amortization of intangible assets	13.0	173.1	144.4
Restructuring and other merger-related costs	12.1	645.6	177.7
Long-lived asset impairment and other charges	127.1	303.1	--

Total operating expenses	5,797.8	7,034.8	6,365.1

OPERATING INCOME (LOSS)	405.8	(243.6)	817.6

OTHER INCOME (EXPENSE):
Interest expense	(145.6)	(164.6)	(126.3)
Interest income	29.8	41.8	57.5
Other income	15.1	13.7	42.6
Investment impairment	(39.7)	(210.8)	--
Total other income (expense)	(140.4)	(319.9)	(26.2)

Income (loss) before provision for (benefit of) income taxes	265.4	(563.5)	791.4

Provision for (benefit of) income taxes	140.3	(55.3)	340.2

Income (loss) of consolidated companies	125.1	(508.2)	451.2

Income applicable to minority interests	(31.3)	(30.3)	(42.8)
Equity in net income (loss) of unconsolidated affiliates	5.7	4.0	(15.6)

NET INCOME (LOSS)	$ 99.5	$ (534.5)	$ 392.8

Earnings (loss) per share:
Basic EPS	$ 0.26	$ (1.45)	$ 1.09
Diluted EPS	$ 0.26	$ (1.45)	$ 1.06

Weighted average shares:
Basic	376.1	369.0	359.6
Diluted	381.3	369.0	370.6

Cash dividends per share	$ 0.38	$ 0.38	$ 0.37

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

ASSETS

	DECEMBER 31,
	2002	2001
CURRENT ASSETS:
Cash and cash equivalents	$ 933.0	$ 935.2
Accounts receivable (net of allowance for doubtful accounts: 2002-$139.8; 2001-$90.7)	4,517.6	4,673.2
Expenditures billable to clients	407.6	325.5
Deferred taxes on income	37.0	80.0
Prepaid expenses and other current assets	427.1	337.6

Total current assets	6,322.3	6,351.5

FIXED ASSETS, AT COST:
Land and buildings	168.2	161.1
Furniture and equipment	1,125.1	1,083.2
Leasehold improvements	487.8	461.4
	1,781.1	1,705.7
Less: accumulated depreciation	(955.4)	(858.0)

Total fixed assets	825.7	847.7

OTHER ASSETS:
Investment in less than majority-owned affiliates	357.3	302.8
Deferred taxes on income	509.9	495.0
Other assets	319.8	281.8
Goodwill	3,377.1	2,994.3
Other intangible assets (net of accumulated
amortization: 2002-$40.9; 2001-$24.0)	81.6	102.2

Total other assets	4,645.7	4,176.1

TOTAL ASSETS	$11,793.7	$11,375.3

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

	DECEMBER 31,
	2002	2001
CURRENT LIABILITIES:
Accounts payable	$ 5,125.5	$ 4,555.5
Accrued expenses	1,110.8	1,348.4
Accrued income taxes	33.2	61.5
Dividends payable	--	36.0
Loans payable	216.3	393.8
Zero-coupon convertible senior notes	581.0	--
Current portion of long-term debt	23.0	34.6
Total current liabilities	7,089.8	6,429.8

NON-CURRENT LIABILITIES:
Long-term debt	1,253.1	1,356.8
Convertible subordinated notes	564.6	548.5
Zero-coupon convertible senior notes	--	575.3
Deferred compensation	470.5	377.3
Accrued postretirement benefits	55.6	54.4
Other non-current liabilities	189.7	103.8
Minority interests in consolidated subsidiaries	70.4	89.3
Total non-current liabilities	2,603.9	3,105.4

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: none

Common stock, $0.10 par value,
shares authorized: 550.0,
shares issued: 2002 - 389.3; 2001 - 385.8	38.9	38.6
Additional paid-in capital	1,797.0	1,785.2
Retained earnings	858.0	868.3
Accumulated other comprehensive loss, net of tax	(373.6)	(447.8)
	2,320.3	2,244.3

Less:
Treasury stock, at cost: 2002 - 3.1 shares; 2001 - 7.3 shares	(119.2)	(290.2)
Unamortized deferred compensation	(101.1)	(114.0)

Total stockholders' equity	2,100.0	1,840.1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,793.7	$11,375.3

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in Millions)

	YEAR ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2002	2001	2000
Net income (loss)	$ 99.5	$ (534.5)	$ 392.8
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Depreciation and amortization of fixed assets	204.5	209.9	200.2
Amortization of intangible assets	13.0	173.1	144.4
Amortization of restricted stock awards and bond discounts	83.0	68.4	53.0
Provision for (benefit of) deferred income taxes	55.0	(191.2)	(21.6)
Undistributed equity earnings	(5.7)	(4.0)	15.6
Income applicable to minority interests	31.3	30.3	42.8
Restructuring charges - non-cash	--	104.3	73.1
Long-lived asset impairment and other	127.1	275.6	--
Investment impairment	39.7	210.8	--
Other, non-cash	(6.0)	(6.4)	(33.3)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	355.0	795.6	(208.3)
Expenditures billable to clients	(64.9)	90.8	(29.5)
Prepaid expenses and other current assets	(49.8)	(105.5)	(56.6)
Accounts payable, accrued expenses and other current liabilities	43.9	(886.3)	31.8
Accrued income taxes	(43.7)	(108.4)	(20.3)
Other non-current assets and liabilities	(8.1)	19.1	18.0

Net cash provided by operating activities	873.8	141.6	602.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(281.4)	(310.6)	(670.1)
Capital expenditures	(183.2)	(268.0)	(259.5)
Proceeds from sales of businesses	22.8	18.9	12.1
Proceeds from sales of long-term investments	51.3	36.8	83.9
Purchases of long-term investments	(48.4)	(29.4)	(147.9)
Maturities of short-term marketable securities	50.5	85.3	98.3
Purchases of short-term marketable securities	(21.9)	(79.7)	(101.4)
Other investments and miscellaneous assets	(66.8)	(125.5)	(90.5)

Net cash used in investing activities	(477.1)	(672.2)	(1,075.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term bank borrowings	(213.8)	(670.6)	105.8
Proceeds from long-term debt	4.4	1,804.7	1,013.9
Proceeds from termination of interest rate swaps	50.0	--	--
Payments of long-term debt	(175.4)	(281.8)	(521.8)
Treasury stock acquired	--	(87.2)	(219.7)
Treasury stock transactions	(7.9)	(30.8)	(28.4)
Issuance of common stock	58.6	85.6	60.0
Distributions to minority interest	(32.7)	(24.3)	(16.9)
Contributions from minority interest	3.1	6.9	5.0
Cash dividends - Interpublic	(145.6)	(129.2)	(109.1)
Cash dividends - pooled companies	--	(15.2)	(44.3)

Net cash provided by (used in) financing activities	(459.3)	658.1	244.5

Deconsolidation of subsidiary	--	--	(29.1)

Effect of exchange rates on cash and cash equivalents	60.4	(36.9)	(45.1)

Increase (decrease) in cash and cash equivalents	(2.2)	90.6	(302.7)
Cash and cash equivalents at beginning of year	935.2	844.6	1,147.3

Cash and cash equivalents at end of year	$ 933.0	$ 935.2	$ 844.6

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$ 116.0	$ 122.5	$ 88.7
Cash paid for income taxes	$ 56.0	$ 231.1	$ 274.5

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE YEAR PERIOD ENDED DECEMBER 31, 2002
(Amounts in Millions)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unamortized Expense of Restricted Stock Grants	Total

	Common Stock
	Number	Amount
	of Shares	(par value $.10)
BALANCES AT DECEMBER 31, 1999	371.6	$37.1	$1,171.0	$1,320.3	$ (96.7)	$(312.9)	$(78.9)	$2,039.9
Comprehensive income:
Net income				$ 392.8				$ 392.8
Change in market value of securities
available-for-sale (net of reclassifications)					(224.2)			(224.2)
Foreign currency translation adjustment					(89.3)			(89.3)
Total comprehensive income								79.3
Dividends				(158.9)				(158.9)
Awards of stock under Company plans:
Achievement stock and incentive awards			.9			.2		1.1
Restricted stock, net of forfeitures and amortization	1.8	.2	90.8			6.2	(52.2)	45.0
Employee stock purchases	1.0	.1	22.0					22.1
Exercise of stock options, including tax benefit	2.9	.3	84.0					84.3
Purchase of Company's own stock						(236.8)		(236.8)
Issuance of shares for acquisitions			43.9			348.5		392.4
Tax impact of Deutsch acquisition			94.9					94.9
Equity adjustments - pooled companies			1.1	(.2)				.9
Other			6.1					6.1
BALANCES AT DECEMBER 31, 2000	377.3	$37.7	$1,514.7	$1,554.0	$(410.2)	$(194.8)	$(131.1)	$2,370.3
Comprehensive income:
Net loss				$ (534.5)				$ (534.5)
Adjustment for minimum pension liability					(5.4)			(5.4)
Change in market value of securities
available-for-sale (net of reclassifications)					55.1			55.1
Foreign currency translation adjustment					(87.3)			(87.3)
Total comprehensive loss								(572.1)
Dividends				(151.0)				(151.0)
Awards of stock under Company plans:
Restricted stock, net of forfeitures and amortization	.8	.1	37.4			(.9)	17.1	53.7
Employee stock purchases	1.0	.1	19.6					19.7
Exercise of stock options, including tax benefit	3.8	.4	129.4					129.8
Purchase of Company's own stock						(123.7)		(123.7)
Issuance of shares for acquisitions	2.9	.3	56.8			29.2		86.3
Equity adjustments - pooled companies			26.0					26.0
Other			1.3	(.2)				1.1
BALANCES AT DECEMBER 31, 2001	385.8	$38.6	$1,785.2	$ 868.3	$(447.8)	$(290.2)	$(114.0)	$1,840.1
Comprehensive income:
Net income				$ 99.5				$ 99.5
Adjustment for minimum pension liability					(45.1)			(45.1)
Change in market value of securities
available-for-sale (net of reclassifications)					(4.4)			(4.4)
Foreign currency translation adjustment					123.7			123.7
Total comprehensive income								173.7
Dividends				(109.8)				(109.8)
Awards of stock under Company plans:
Achievement stock and incentive awards			.1					.1
Restricted stock, net of forfeitures and amortization	1.1	.1	30.6			(5.5)	12.9	38.1
Employee stock purchases	.9	.1	15.9					16.0
Exercise of stock options, including tax benefit	1.5	.1	17.7			48.3		66.1
Issuance of shares for acquisitions	--	--	(53.7)			128.2		74.5
Other			1.2					1.2
BALANCES AT DECEMBER 31, 2002	389.3	$38.9	$1,797.0	$ 858.0	$(373.6)	$(119.2)	$(101.1)	$2,100.0

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

The Company is a worldwide global marketing services company, providing clients with communications expertise in four broad areas: a) advertising and media management, b) marketing communications, which includes client relationship management (direct marketing), public relations, sales promotion, on-line marketing, corporate and brand identity and healthcare marketing, c) marketing intelligence, which includes marketing research, brand consultancy and database management and d) marketing services, which includes sports and entertainment marketing, corporate meetings and events, retail marketing and other marketing and business services.

The Company is organized into five global operating groups. Three of these groups, McCann-Erickson WorldGroup, the FCB Group and The Partnership, are global marketing communications companies that provide a full complement of global marketing services and marketing communication services. The fourth global operating group, Advanced Marketing Services ("AMS"), is the management center for the Company's specialized and advanced marketing services. In the event of successful sale of NFO, the Company will realign the remaining components of AMS with other operating groups. The fifth global operating group, Interpublic Sports and Entertainment Group, which was formed in the second quarter of 2002, provides a range of sports and event planning activities. As discussed in Note 14, the Company has two reportable segments.

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

Restatements

As discussed in Note 16, in 2002 the Company identified charges that were related to prior year periods. The total amount of such charges has been recorded through restatements of previously reported amounts in amended periodic filings with the SEC.

Cash Equivalents and Investments

Cash equivalents are highly liquid investments, including certificates of deposit, government securities and time deposits, with maturities of three months or less at the time of purchase and are stated at estimated fair value which approximates cost.

The Company classifies the majority of its existing marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair value with the corresponding unrealized gains and losses reported as a separate component of comprehensive income. The cost of securities sold is determined based upon the average cost of the securities sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Translation of Foreign Currencies

The financial statements of the Company's foreign operations, when the local currency is the functional currency, are translated into US dollars at the exchange rates in effect at each year end for assets and liabilities and average exchange rates during each year for the results of operations. The related unrealized gains or losses from translation are reported as a separate component of comprehensive income.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the US dollar. The related remeasurement adjustments are included as a component of operating expenses.

Revenue Recognition

The Company derives revenue from advertising services, including media buying, and from marketing and communication services, including market research, public relations, direct marketing, sales promotion and event marketing activities.

The Company's advertising services revenue is derived from commissions that are earned when the media is placed, from fees earned as advertising services are performed and from production services rendered. In addition, incentive amounts may be earned based on qualitative and/or quantitative criteria. In the case of commissions, revenue is recognized as the media placements appear. In the case of fee and production arrangements, the revenue is recognized as the services are performed which is generally ratably over the period of the client contract. The Company's marketing service revenue is generally earned on a fee basis, and in certain cases incentive amounts may also be earned. As with fee arrangements in advertising, such revenue is recognized as the work is performed. Incentive amounts for advertising and marketing services are recognized upon satisfaction of the qualitative and/or quantitative criteria, as set out in the relevant client contract.

In many cases, the amount the Company bills to clients significantly exceeds the amount of revenues that is earned due to the existence of various "pass-through" charges such as the cost of media. In compliance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket Expenses Incurred", the Company generally records revenue net of "pass-through" charges as it is not the primary obligor with respect to the cost of "pass-through" charges.

Expenditures Billable to Clients

Expenditures billable to clients include costs incurred primarily in connection with production work by the Company on behalf of clients that have not yet been billed to clients. Commissions and fees on such production work are recorded as revenue when earned.

Property and Depreciation

The cost of property and equipment is depreciated generally using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 20 years for furniture and equipment and from 10 to 45 years for property. Leasehold improvements are capitalized and amortized over the shorter of the life of the asset or the lease term.

Long-lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets.

Property and Equipment
Property and equipment are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

an impairment exists pursuant to the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of its carrying value or net realizable value. Effective January 1, 2002, the Company adopted SFAS 144. The adoption of this statement did not have a material impact on the Company's financial position or results of operations. See Note 5 for a description of impairment charges recognized during the third quarter of 2002.

Intangible Assets
Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Effective January 1, 2002, with the adoption of SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill is no longer amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis, over periods not exceeding 40 years. Beginning January 1, 2002, goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The vast majority of goodwill relates to and is assigned directly to a specific reporting unit. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. The Company completed its assessment of any potential impairment upon adoption of this standard. Additionally, in connection with its annual assessment the Company determined that, other than the impairment charges discussed in Note 5, no impairments had occurred. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with the method used to test property and equipment and intangible assets with a definite life. During the first quarter of 2002, the Company performed the required impairment test of goodwill and determined that there was no impairment required to be recognized upon adoption.

The following analysis shows the impact on the Company's statement of operations of discontinuing goodwill amortization had SFAS 142 been effective for all periods presented:
	Year Ended December 31,
	2002	2001	2000
Reported net income (loss)	$99.5	$(534.5)	$392.8
Add back:
Goodwill amortization	--	169.0	140.4
Tax benefit on goodwill amortization	--	(24.3)	(17.2)
Adjusted net income (loss)	$99.5	$(389.8)	$516.0

Basic earnings (loss) per share:
Reported earnings (loss)	$0.26	$(1.45)	$1.09
Add back: goodwill amortization, net of tax	--	0.39	0.34
Adjusted earnings (loss)	$0.26	$(1.06)	$1.43

Diluted earnings (loss) per share:
Reported earnings (loss)	$0.26	$(1.45)	$1.06
Add back: goodwill amortization, net of tax	--	0.39	0.33
Adjusted earnings (loss)	$0.26	$(1.06)	$1.39

Other intangible assets include, principally, customer lists, trade names, customer relationships and other intangible assets acquired from an independent party. Effective January 1, 2002, with the adoption of SFAS 142, intangible assets with an indefinite life, namely certain trade names, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives generally ranging from 7 to 40 years. Indefinite-lived intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

As of December 31, 2002, the Company's remaining unamortized goodwill balance and intangible assets were $3,377.1 and $81.6, respectively. The Company estimates that, based on its current intangible assets, amortization expense will be approximately $8.0 in each of the next five years.

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

Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the year but also include the dilutive effect of stock-based incentives and option plans (including stock options and awards to restricted stock) and the assumed conversion, as applicable, of the convertible notes as described in Note 8.

Treasury Stock

In July 1999, the Board of Directors authorized the repurchase of up to 60 million shares of the Company's common stock and, specifically, authorized a maximum of 6 million shares be purchased annually. The purchase of treasury shares is accounted for at cost. The reissuance of treasury shares is accounted for on a first-in, first-out basis and any gains or losses are accounted for as additional paid-in capital. Since July 2001, the Company has not made any material purchases of treasury shares.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable, expenditures billable to clients, interest rate instruments and foreign exchange contracts. The Company invests its excess cash in investment-grade, short-term securities with financial institutions and limits the amount of credit exposure to any one counterparty. Concentrations of credit risk with accounts receivable are limited due to the large number of clients and the dispersion across different industries and geographical areas. The Company performs ongoing credit evaluations of its clients and maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. The Company is exposed to credit loss in the event of nonperformance by the counterparties of the interest rate swaps and foreign currency contracts. The Company limits its exposure to any one financial institution and does not anticipate nonperformance by these counterparties.

Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138. The new accounting pronouncements established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The adoption of the new accounting pronouncement did not have a material effect on the Company's financial condition or results of operations.

See Note 12 for a discussion of the derivative instruments currently outstanding and the associated accounting treatment.

New Accounting Pronouncements

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

In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred ("EITF 01-14"). EITF 01-14 establishes that reimbursements received for certain out-of-pocket expenses should be reported as revenue and operating expenses in the statement of operations. Historically, the Company classified reimbursed out-of-pocket expenses as a reduction of operating expenses. The Company has adopted this guidance, retroactively, effective the first quarter of fiscal year 2001. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In June 2002, SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146") was issued. SFAS 146 changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date.

In November 2002, Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. Disclosures concerning guarantees are found in Note 15 to the Consolidated Financial Statements.

In December 2002, SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure. An amendment of FASB Statement No. 123" was issued. The Company is choosing to continue with its current practice of applying the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS 148.

Stock Option Plans

The Company has various stock-based compensation plans as discussed in Note 9. The stock-based compensation plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. Generally, all employee stock options are issued with the exercise price equal to the market price of the underlying shares at the grant date and therefore, no compensation expense is recorded. The intrinsic value of restricted stock grants and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

If compensation cost for the Company's stock option plans and its ESPP had been determined based on the fair value at the grant dates as defined by SFAS 123, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:
	Year Ended December 31,
	2002	2001	2000
Net income (loss)
As reported, net income (loss)	$ 99.5	$(534.5)	$392.8
Add back:
Stock-based employee compensation expense included in reported net income, net of tax	29.0	28.1	21.3
Deduct:
Total fair value of stock based employee compensation expense, net of tax	(66.5)	(96.8)	(58.7)
Pro forma	$ 62.0	$(603.2)	$355.4

Earnings (loss) per share

Basic earnings (loss) per share
As reported	$ 0.26	$ (1.45)	$ 1.09
Pro forma	$ 0.16	$ (1.63)	$ 0.99

Diluted earnings (loss) per share
As reported	$ 0.26	$ (1.45)	$ 1.06
Pro forma	$ 0.16	$ (1.63)	$ 0.96

For purposes of this pro forma information, the fair value of shares issued under the ESPP was based on the 15% discount received by employees. The weighted-average fair value (discount) on the date of purchase for stock purchased under this plan was $3.21, $4.50 and $6.17 in 2002, 2001 and 2000, respectively.

The weighted-average fair value of options granted during 2002, 2001 and 2000 was $9.76, $12.55 and $14.86, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
	2002	2001	2000

Expected option lives	6 years	6 years	6 years

Risk free interest rate	4.66%	4.89%	6.15%

Expected volatility	35.79%	30.35%	25.86%

Dividend yield	1.58%	1.19%	.89%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Note 2: Earnings Per Share

The following is a reconciliation of the components of the basic and diluted earnings per share computations for income available to common stockholders for the years ended December 31:
(Number of Shares in Millions)	2002			2001			2000
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

BASIC EARNINGS (LOSS) PER SHARE	$99.5	376.1	$0.26	$(534.5)	369.0	$(1.45)	$392.8	359.6	$1.09

Effect of Dilutive Securities:(a)(b)

Options	--	2.2		--	--		--	7.6

Restricted stock	--	3.0		--	--		.6	3.4

DILUTED EARNINGS (LOSS) PER SHARE	$99.5	381.3	$0.26	$(534.5)	369.0	$(1.45)	$393.4	370.6	$1.06

(a)

The computation of diluted earnings per share for 2002, 2001 and 2000 excludes the assumed conversion of the 1.87% and 1.80% Convertible Subordinated Notes (see Note 8) because they were antidilutive. The computation of diluted earnings per share for 2001 excludes the weighted average number of incremental shares in connection with stock options and restricted stock because they were antidilutive.

(b)

The computation of diluted earnings per share for 2002 and 2001 excludes the assumed conversion of the Zero-Coupon Convertible Senior Notes due 2021 (see Note 8) as they are contingently convertible and assume cash settlement of the related put option.

Note 3: Acquisitions and Deferred Payments

Acquisitions
The Company acquired numerous advertising and specialized marketing and communications services companies during the three-year period ended December 31, 2002. The aggregate purchase price, including cash and stock payments, was as follows:
(Number of Shares in Millions)	Number of	Consideration			No. of Shares
	Acquisitions	Cash	Stock	Total	Issued

2002 - Purchases	11	$ 53.0	$ 1.1	$ 54.1	--

2001 - Purchases	19	$ 84.7	$ 14.0	$ 98.7	.5
- Pooling	1	--	1,631.0	1,631.0	58.2
Total	20	$ 84.7	$1,645.0	$1,729.7	58.7

2000 - Purchases	93	$577.4	$ 331.9	$ 909.3	8.0
- Poolings	3	--	759.0	759.0	19.1
Total	96	$577.4	$1,090.9	$1,668.3	27.1

The value of the stock issued for acquisitions is based on the market price of the Company's stock at the time of the transaction. For those entities accounted for as purchase transactions, the purchase price of the acquisitions has been allocated to identifiable assets acquired and liabilities assumed based on estimated fair values with any excess being recorded as goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Details of businesses acquired in transactions accounted for as purchases were as follows:
	2002	2001	2000
Consideration for new acquisitions	$ 54.1	$ 98.7	$909.3
Less: fair value of net assets of new acquisitions	(13.9)	(17.1)	(91.1)
Goodwill recorded for new acquisitions	$ 40.2	$ 81.6	$818.2

Cash paid for new acquisitions	$ 53.0	$ 84.7	$577.4
Deferred cash payments, prior acquisitions	240.1	228.9	158.1
Less: cash acquired	(11.7)	(3.0)	(65.4)
Net cash paid for acquisitions	$281.4	$310.6	$670.1

2002 Acquisitions

Purchases
The results of operations of the acquired companies, which included the Target Group, were included in the consolidated results of the Company from their respective acquisition dates, which were throughout the year. None of the acquisitions made in 2002 was significant on an individual basis.

2001 Acquisitions

Purchases
The results of operations of the acquired companies, which included Transworld Marketing Corporation and DeVries Public Relations, were included in the consolidated results of the Company from their respective acquisition dates, which were generally in the middle of the year. None of the acquisitions made in 2001 was significant on an individual basis.

Acquisition of True North
On June 22, 2001, the Company acquired True North Communications Inc. ("True North"), a global provider of advertising and communication services, in a transaction accounted for as a pooling of interests. Approximately 58.2 million shares were issued in connection with the acquisition, which, based on the market price of the Company's stock at the date of closing, yielded a value of approximately $1,631. No significant adjustments were necessary to conform accounting policies of the entities. The Company's consolidated financial statements, including the related notes, have been restated as of the earliest period presented to include the results of operations, financial position and cash flows of True North.

The following table shows the historical results of the Company and True North for the periods prior to the consummation of the merger:
	Three Months
	Ended
	March 31,	Year Ended
	2001	December 31,
	(Unaudited)	2000
Revenue:
IPG	$1,318.8	$5,625.8
True North	356.0	1,556.9
Revenue	$1,674.8	$7,182.7

Net income (loss):
IPG	$ (40.7)	$ 331.2
True North	9.5	61.6

Net income (loss)	$ (31.2)	$ 392.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

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

Revenue and net income for NFO for the quarter ended March 31, 2000 were $106.0 and $0.2. Revenue and net income for Deutsch for the three quarters ended September 30, 2000 were $88.1 and $19.5.

In connection with the acquisition of Deutsch in 2000 and based on the taxable structure of the transaction, a deferred tax asset of approximately $110 and a current tax liability of $15.0 were recorded with corresponding adjustments to additional paid in capital. In connection with the acquisition of Deutsch, the Company recognized a charge related to one-time transaction costs of $44.7. The principal component of this amount related to the expense associated with various equity participation agreements with certain members of management. These agreements provided for participants to receive a portion of the proceeds in the event of the sale or merger of Deutsch.

Prior to its acquisition by the Company, Deutsch elected to be treated as an "S" Corporation under applicable sections of the Internal Revenue Code as well as for state income tax purposes. Accordingly, income tax expense was lower than would have been the case had Deutsch been treated as a "C" Corporation. Deutsch became a "C" Corporation upon its acquisition by the Company. On a pro forma basis, assuming "C" Corporation status, net income for Deutsch and the Company would have been lower by $10.7 in 2000.

Deferred Payments

During the three-year period ended December 31, 2002, the Company paid the following deferred payments on acquisitions that had closed in prior years:
	2002	2001	2000
Cash	$240.1	$228.9	$158.1
Stock	83.2	48.2	63.2
	$323.3	$277.1	$221.3

Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance and are recorded as an increase to goodwill and other intangibles.

As of December 31, 2002, the Company's estimated liability for deferred payments is as follows:
	2003	2004	2005	2006 and thereafter	Total
Cash	$142.0	$78.8	$49.4	$28.2	$298.4
Stock	41.7	9.2	13.4	9.3	73.6
Total	$183.7	$88.0	$62.8	$37.5	$372.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The amounts above are estimates based on the current projections as to the amount that will be paid and are subject to revisions as the earn-out periods progress.

Put and Call Options

In addition to the estimated liability for earn-outs, the Company has entered into agreements that may require the Company to purchase additional equity interests in certain companies (put options). In many cases, the Company also has the option to purchase the additional equity interests (call options) in certain circumstances.

The total amount of potential payments under put options is $192.5, of which $9.9 is payable in stock. Exercise of the put options would require payments to be made as follows:

2003	$87.6
2004	$20.4
2005	$34.4
2006 and thereafter	$50.1

The actual amount to be paid is generally contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

The Company also has call options to acquire additional equity interests in companies in which it already has an ownership interest. The estimated amount that would be paid under such call options is $112.5 and, in the event of exercise, would be paid as follows:

2003	$25.8
2004	$ 5.8
2005	$15.3
2006 and thereafter	$65.6

The actual amount to be paid is contingent upon the Company's decision to exercise its option and the upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

Note 4: Restructuring and Other Merger-related Costs

2002 Activities
In the third quarter of 2002, the Company recorded an additional $12.1 in charges related to the 2001 restructuring plan. The additional charge was necessitated largely by increases in estimates of lease losses due to lower than anticipated sublease income in key markets, including San Francisco, Chicago, Paris and London.

2001 Activities
Following the completion of the True North acquisition in June 2001, the Company initiated a series of operational initiatives focusing on: a) the integration of the True North operations and the identification of synergies and savings, b) the realignment of certain Interpublic businesses and c) productivity initiatives to achieve higher operating margins. In connection with the operational initiatives, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in 2001 in connection with the plan was $645.6 ($446.5, net of tax).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

A summary of the remaining liability, including the 2002 charges, for restructuring and other merger-related costs is as follows:
	Balance at December 31, 2001	2002 Charge	Cash paid in 2002	Long- term Liabilities and Non- cash Items	Liability at December 31, 2002
TOTAL BY TYPE
Severance and termination costs	$154.0	$ 2.3	$(129.2)	$(11.2)	$ 15.9
Lease termination and other exit costs	157.1	9.8	(72.3)	--	94.6
Total	$311.1	$12.1	$(201.5)	$(11.2)	$110.5

The Company has terminated approximately 7,000 employees in connection with the restructuring plan. The majority of the remaining severance liabilities are expected to be paid out through the end of the third quarter of 2003. Amounts totaling $11.2 were transferred from restructuring liabilities to non-current liabilities (in the case of certain long-term deferred compensation arrangements) or to additional paid-in capital (in the case of vested restricted stock amounts).

The Company downsized or vacated approximately 180 locations. The remaining liabilities will be paid out over a period of up to five years. Lease termination and related costs included write-offs related to the abandonment of leasehold improvements as part of the office vacancies.

Other exit costs relate principally to the impairment loss on sale or closing of certain business units in the US and Europe. In the aggregate, the businesses sold or closed represented an immaterial portion of the revenue and operating profit of the Company. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. The sales and closures had been completed by September 30, 2002.

2000 Activities
During 2000, the Company recorded restructuring and other merger-related costs of $177.7 ($124.3, net of tax). Of the total pre-tax restructuring and other merger-related costs, cash charges represented $104.6. The key components of the charge were: a) costs associated with the restructuring of Lowe & Partners Worldwide (formerly Lowe Lintas & Partners Worldwide), b) costs associated with the loss, by True North, of the Chrysler account, c) other costs related to the acquisition of Deutsch and d) costs relating principally to the merger with NFO.

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

Loss of Chrysler Account
As a result of the loss of the Chrysler account, one of True North's larger accounts, the Company recorded a charge of $17.5 pre-tax ($10.0, net of tax) in the fourth quarter of 2000. The charge covered primarily severance, lease termination and other exit costs associated with the decision to close the Detroit office. In addition, an impairment loss of $5.5 was recorded for intangible assets that were determined to be no longer recoverable. Offsetting these charges was a $5.2 payment from Chrysler to compensate the Company for severance and other exit costs. As of December 31, 2001, all actions had been completed.

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

NFO
In addition to the above 2000 activities, additional charges, substantially all of which were cash costs, were recorded during 2000 related principally to the transaction and other merger-related costs arising from the acquisition of NFO.

Note 5: Long-Lived Asset Impairment and Other Charges

2002 Impairment
Octagon Motorsports (OMS), within SEG, owns and leases certain racing circuit facilities that are used for automobile, motorcycle and go-cart racing, primarily in the United Kingdom. Beginning in the second quarter of 2002 and continuing in subsequent quarters, certain of the Octagon businesses experienced significant operational difficulties, including significantly lower than anticipated attendance at the marquee British Grand Prix race in July 2002. These events and a change in management at OMS in the third quarter of 2002 led the Company to begin assessing its long-term strategy for OMS.

In accordance with the provisions of SFAS 142, the Company prepared a discounted cash flow analysis which indicated that the book value of OMS significantly exceeded its estimated fair value and that a goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company's long-lived assets in accordance with SFAS 144. The Company concluded that the book value of certain asset groupings at OMS was significantly higher than their expected future cash flows and that an impairment had occurred. Accordingly, the Company has recognized a non-cash impairment loss and related charge of $127.1 ($89.7, net of tax) in 2002. The charges included $82.1 of goodwill impairment, $33.0 of fixed assets and capital expenditure write-offs, and $12.0 to record the fair value of an associated put option.

In addition, OMS is contractually required to upgrade and improve certain of its existing facilities over the next two years. As of December 31, 2002, these capital expenditure commitments amount to approximately $30.0 and are expected to be impaired as incurred based on current cash flow analyses for the relevant asset groupings.

In the fourth quarter of 2002, management determined that its original operating plans were no longer feasible and decided to explore options to exit some or all of these businesses. The remaining book value of long-lived assets relating to OMS is approximately $70 at December 31, 2002, and this amount, as well as other substantial contractual obligations, may not be fully recoverable depending upon the exit strategy ultimately followed.

2001 Impairment
Following the completion of the True North acquisition in 2001 and the realignment of certain of the Company's businesses, the Company evaluated the realizability of various assets. In connection with this review undiscounted cash flow projections were prepared for certain investments, and the Company determined that the goodwill attributable to certain business units was stated at an amount in excess of the future estimated cash flows. As a result, an impairment charge of $303.1 ($263.4, net of tax) was recorded in 2001. Of the total write-off, $221.4 was recorded in the second quarter, with the remainder recorded in the third quarter. The largest components of the goodwill impairment and other charges were Capita Technologies, Inc. (approximately $145) and Zentropy Partners (approximately $16), both internet services businesses. The remaining amount primarily related to several other businesses including internet services, healthcare consulting and certain advertising offices in Europe and Asia Pacific.

Operating Expenses
Included in office and general expenses in 2001 are charges of $85.4 ($49.5, net of tax) relating primarily to operating assets, which are no longer considered realizable. Additionally, a benefit of $50.0 ($29.0, net of tax) resulting from a reduction in severance reserves related to significant headcount reductions is included in salaries and related expenses in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Note 6: Other Income (Expense)

Investment Impairment
During 2002, the Company recorded $39.7 of investment impairment primarily related to certain investments of Octagon, the Company's sports marketing business within SEG. The impairment charges adjusted the carrying value of investments to the estimated market value where an other than temporary impairment had occurred.

During 2001, the Company recorded total charges related to the impairment of investments of $210.8 ($136.6, net of tax). Of the total amount, $160.1 ($103.7, net of tax) was recorded in the first quarter, and $48.2 ($30.4, net of tax) was recorded in the third quarter. The charge in the first quarter related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The third quarter charge included write-offs for investments in non-internet companies, certain venture funds and other investments. In addition, the Company recorded a charge of $2.5 to record the fair value of a put option. The impairment charges adjusted the carrying value of investments to the estimated market value where an other than temporary impairment had occurred.

Other Income
The following table sets forth the components of other income:
	2002	2001	2000
Gains on sales of business	$ 7.0	$12.3	$16.5
Gains (losses) on sales of available-for-sale securities	5.3	(2.5)	28.5
Investment income and miscellaneous	2.8	3.9	(2.4)
	$15.1	$13.7	$42.6

During 2002, the Company sold an unconsolidated affiliate in Europe for proceeds of $12.8, an unconsolidated affiliate in the US for proceeds of $5.2 and a marketing services affiliate for proceeds of $3.8.

During 2001, the Company sold a marketing services affiliate in Europe for proceeds of approximately $5 and some non-core marketing services affiliates in the US for proceeds of $6.9.

During 2000, the Company sold its interest in a non-core minority owned marketing services business for proceeds of approximately $12.

Note 7: Provision for Income Taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recognized in the consolidated financial statements and tax returns.

The components of income (loss) before provision for (benefit of) income taxes are as follows:
	Year Ended December 31,
	2002	2001	2000

Domestic	$353.6	$(474.3)	$499.0
Foreign	(88.2)	(89.2)	292.4

Total	$265.4	$(563.5)	$791.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
The provision for (benefit of) income taxes consists of:

Federal Income Taxes (Including
Foreign Withholding Taxes):
Current	$ 6.2	$48.3	$168.1
Deferred	120.1	(144.4)	2.9
	126.3	(96.1)	171.0

State and Local Income Taxes:
Current	26.6	3.7	48.3
Deferred	3.3	(36.9)	(2.8)
	29.9	(33.2)	45.5

Foreign Income Taxes:
Current	52.5	83.9	145.4
Deferred	(68.4)	(9.9)	(21.7)
	(15.9)	74.0	123.7
Total	$140.3	$ (55.3)	$340.2

At December 31, 2002 and 2001 the deferred tax assets consisted of the following items:
	December 31,
	2002	2001

Postretirement/postemployment benefits	$ 22.4	$ 59.6
Deferred compensation	141.1	112.5
Pension costs	47.1	21.3
Depreciation	0.7	(11.0)
Rent	(6.3)	(9.6)
Interest	(7.2)	3.5
Accrued reserves	24.6	12.2
Allowance for doubtful accounts	33.5	16.8
Goodwill amortization	50.7	83.9
Investments in equity securities	5.8	33.7
Tax loss/tax credit carryforwards	155.0	74.2
Restructuring and other merger-related costs	130.1	220.3
Other	18.7	(0.6)

Total deferred tax assets	616.2	616.8
Valuation allowance	(69.3)	(41.8)

Net deferred tax assets	$546.9	$575.0

The valuation allowance of $69.3 and $41.8 at December 31, 2002 and 2001, respectively, represents a provision for uncertainty as to the realization of certain deferred tax assets, including US tax credits and net operating loss carryforwards in certain jurisdictions. The change during 2002 in the deferred tax valuation allowance primarily relates to uncertainties regarding the utilization of tax credits and net operating loss carryforwards. At December 31, 2002, there were $57.2 of tax credit carryforwards with expiration periods through 2007 and loss carryforwards with a tax effect of $97.8 with various expiration periods. The Company has concluded that, based upon expected future results, it is more likely than not that the net deferred tax asset balance will be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

A reconciliation of the effective income tax rate as shown in the consolidated statement of income to the federal statutory rate is as follows:
	Year Ended December 31,
	2002	2001	2000
Statutory federal income tax rate	35.0%	(35.0)%	35.0%
State and local income taxes, net of federal income tax benefit	7.3	2.9	3.7
Impact of foreign operations, including withholding taxes	9.9	2.7	(0.3)
Goodwill and intangible asset amortization	--	6.1	3.6
Effect of pooled companies	--	--	1.8
Goodwill and other long-lived asset impairment	2.7	11.7	--
Restructuring and other merger-related costs	(0.2)	4.7	1.2
Other	(1.8)	(2.9)	(2.0)
Effective tax rate	52.9%	(9.8)%	43.0%

As described in Note 3, prior to its acquisition by the Company, Deutsch had elected to be treated as an "S" Corporation and accordingly, its income tax expense was lower than it would have been had Deutsch been treated as a "C" Corporation. Deutsch became a "C" Corporation upon its acquisition by the Company. Assuming Deutsch had been a "C" Corporation, the Company's effective tax rate would have been 44.3% for 2000.

The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $794.7 at December 31, 2002. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes on that portion of undistributed earnings which is available for dividends are not practicably determinable.

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

Note 8: Debt

Revolving Credit Agreements

On June 27, 2000 and May 16, 2002, the Company entered into two revolving credit facilities, respectively, each provided by a syndicate of banks (the "Revolving Credit Facilities"), which are used to fund the Company's ordinary course business needs. The facility entered into on June 27, 2000 provides for borrowings of up to $375.0 and is for a term of five years, which expires in June of 2005. The facility entered into on May 16, 2002 provides for borrowings of up to $500.0 and is for a term of 364 days, which expires on May 15, 2003. However, the Company has the option to extend the maturity of amounts outstanding on the termination date under the 364-day Revolving Credit Facility for a period of one year. As of December 31, 2002, no amounts were borrowed under the 364-day Revolving Credit Agreements and $50.3 was borrowed under the five-year Revolving Credit Facility. As of March 20, 2003, no amounts were borrowed under the 364-day Revolving Credit Facility and approximately $49.8 was borrowed under the five-year Revolving Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The Revolving Credit Facilities bear interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. The interest rates on base rate loans and LIBOR loans under the Revolving Credit Facilities are affected by the facilities' utilization levels and the Company's credit ratings. On October 25, 2002, Moody's Investors Services, Inc. downgraded the Company's credit rating to Baa3. On March 7, 2003, Standard and Poor's downgraded the Company's credit rating to BB+. As of March 7, 2003, the combined effect of the downgrades was an increase in the interest spread payable on LIBOR loans under the Revolving Credit Facilities of 25 basis points from the interest rate spread of 1.25% applicable as of December 31, 2002.

The Company's Revolving Credit Facilities include financial covenants that set i) maximum levels of debt as a function of EBITDA and ii) minimum levels of EBITDA as a function of interest expense (in each case, as defined in these agreements). As of December 31, 2002, the Company was in compliance with all of the covenants (including the financial covenants, as amended) contained in the Revolving Credit Facilities.

During the third quarter of 2002, the Company obtained waivers of certain provisions (excluding financial covenants) contained in the Revolving Credit Facilities, which related to the restatement of the Company's historical consolidated financial statements in the aggregate amount of $181.3. In connection with these waivers, the Company agreed to an increase in interest rates and commitment fees payable to the lenders. The Company also paid fees to the lenders as additional consideration for their granting the waivers. The impact of the fees paid and the increased interest rates is not material to the Company's financial position, cash flows or results of operations.

On February 10, 2003, certain defined terms relating to financial covenants contained in the Revolving Credit Facilities were amended effective as of December 31, 2002. The definition of debt for borrowed money in the Revolving Credit Facilities was modified to include the Company's 1.8% Convertible Subordinated Notes due 2004 and 1.87% Convertible Subordinated Notes due 2006. As a result, the definition of Interest Expense was also amended to include all interest with respect to these Subordinated Notes. The definition of EBITDA in the Revolving Credit Agreements was amended to include up to $500.0 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002 and the quarter ended March 31, 2003. The corresponding financial covenant ratio levels in the Revolving Credit Facilities were also amended.

The Company also amended certain other provisions of the Revolving Credit Facilities effective as of December 31, 2002. The new terms of the Revolving Credit Facilities restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments, make capital expenditures and prepay long-term debt, as well as the ability of the Company's domestic subsidiaries to incur additional debt. Certain of these limitations are modified upon receipt of aggregate net cash proceeds equal to at least $400.0 from asset sales and capital markets transactions. The level of proceeds from such transactions and the outstanding balance of the Company's Zero-Coupon Convertible Senior Notes due 2021 (the "Zero-Coupon Notes") will determine the permitted levels of annual acquisition spending and the permitted level of long-term debt prepayment. The level of proceeds, the outstanding balance of the Zero-Coupon Notes and the Company's future earnings performance will determine the permitted levels of share buybacks and dividend payments.

On March 13, 2003, the Company sold 4.5% Convertible Senior Notes due 2023 (the "4.5% Notes") in an aggregate principal amount of $800.0. The Company received net cash proceeds from this transaction equal to approximately $778.0. As a result, the Company's permitted level of annual cash acquisition spending has increased to $25.0 and the permitted level of annual share buybacks and dividend payments has increased to $25.0. In addition, on March 10, 2003, the Company commenced a tender offer to purchase for cash any and all of the outstanding Zero-Coupon Notes. The tender offer will expire on April 4, 2003, unless extended. If the Zero-Coupon Notes are substantially retired pursuant to this tender offer, the Company's permitted level of annual cash acquisition spending would be further increased to $100.0 and the Company would be permitted to prepay long-term debt.

In addition, if the Zero-Coupon Notes are substantially retired pursuant to the tender offer and earnings before interest, taxes, depreciation and amortization are at least $1,000.0 for four consecutive quarters, the Company's permitted level of annual share buybacks and dividend payments would increase to $100.0. All limitations on dividend payments and share buybacks expire when the Zero-Coupon Notes have been substantially retired and earnings before interest, taxes, depreciation and amortization are at least $1,300.0 for four consecutive quarters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

As a result of the issuance of the 4.5% Notes in the first quarter of 2003 and the anticipated settlement of the tender offer for the Zero-Coupon Notes in the second quarter of 2003, both the 4.5% Notes and the Zero-Coupon Notes will be outstanding at March 31, 2003. Therefore, the Company amended the Revolving Credit Facilities, as of March 13, 2003, to exclude the Zero-Coupon Notes in calculating the ratio of debt for borrowed money to consolidated EBITDA for the period ended March 31, 2003.

On February 26, 2003, the Company obtained waivers of certain defaults under the Revolving Credit Facilities relating to the restatement of the Company's historical consolidated financial statements in the aggregate amount of $118.7. The waivers covered certain financial reporting requirements related to the Company's consolidated financial statements for the quarter ended September 30, 2002. No financial covenants were breached as a result of the restatement.

Other Committed and Uncommitted Facilities

In addition to the Revolving Credit Facilities, at December 31, 2002 and 2001, respectively, the Company had $157.8 and $53.3 of committed lines of credit, all of which were provided by overseas banks that participate in the Revolving Credit Facilities. At December 31, 2002 and 2001, respectively, $3.1 and $7.2 were outstanding under these lines of credit.

At December 31, 2002 and 2001, respectively, the Company also had $707.9 and $738.3 of uncommitted lines of credit, 66.8% and 56.2% of which, respectively, were provided by banks that participate in the Revolving Credit Agreements. At December 31, 2002 and 2001, respectively, approximately $213.2 and $286.6 were outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

Prudential Agreements

On May 26, 1994, April 28, 1995, October 31, 1996, August 18, 1997 and January 21, 1999, the Company entered into five note purchase agreements, respectively, with The Prudential Insurance Company of America (the "Prudential Agreements"). The notes issued pursuant to the Prudential Agreements are repayable on May 2004, April 2005, October 2006, August 2007 and January 2009, respectively. The interest rates on these notes range from 8.05% to 10.01%. As of December 31, 2002 and 2001, respectively, $148.8 and $155.0 were outstanding under the notes.

The Prudential Agreements contain financial covenants that set i) minimum levels for net worth and for cash flow as a function of borrowed funds and ii) maximum levels of borrowed funds as a function of net worth (in each case, as defined in these agreements). The most restrictive of these covenants is that of cash flow to borrowed funds. This ratio is required to exceed an amount that varies from .16 to .25 for each quarter in the applicable consecutive four-quarter period. During 2001, as a result of significant restructuring, asset impairment and other charges, the Company required and received amendments related to the financial covenants in the Prudential Agreements.

During the third quarter of 2002, due to the impact on the Company's net worth resulting from (a) lower operating profit in the third quarter and (b) restructuring charges and lower operating profit in prior periods resulting from the restatement of the Company's historical consolidated financial statements in the aggregate amount of $181.3, the Company required and received waivers related to its financial covenants in the Prudential Agreements.

In connection with the third quarter waivers, the Company agreed to increase the interest rates on the outstanding balances under the Prudential Agreements. The Company also paid a fee to Prudential as additional consideration for the waivers. The impact of the fee and the increased interest rates is not material to the Company's financial position, cash flows or results of operations.

On February 10, 2003, the Company amended certain provisions of the Prudential Agreements effective as of December 31, 2002. The new terms of the Prudential Agreements contain the same restrictions on the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments, make capital expenditures and prepay long-term debt, as well as the ability of the Company's domestic subsidiaries to incur additional debt, as the new terms of the Revolving Credit Agreements described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Certain defined terms relating to financial covenants contained in the Prudential Agreements were also amended effective as of December 31, 2002. The definitions of cash flow and consolidated net worth in the Prudential Agreements were amended to include up to $500.0 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002 and the quarter ended March 31, 2003. The corresponding financial covenant ratio levels in the Prudential Agreements were also amended.

In addition, the Company amended the Prudential Agreements, as of March 13, 2003, to exclude the Zero-Coupon Notes in calculating the ratio of total borrowed funds to cash flow for the period ended March 31, 2003.

On February 26, 2003, the Company obtained waivers of certain defaults under the Prudential Agreements relating to the restatement of the Company's historical consolidated financial statements in the aggregate amount of $118.7. The waivers covered certain financial reporting requirements related to the Company's consolidated financial statements for the quarter ended September 30, 2002. No financial covenants were breached as a result of this restatement.

UBS Facility

On February 10, 2003, the Company received from UBS AG a commitment for an interim credit facility providing for $500.0, maturing no later than July 31, 2004 and available to the Company beginning May 15, 2003, subject to certain conditions. This commitment terminated in accordance with its terms when the Company received net cash proceeds in excess of $400.0 from its sale of the 4.5% Notes. The fees associated with the commitment were not material to the Company's financial position, cash flows or results of operations.

Other Debt Instruments

              (i)  Convertible Senior Notes - 4.5%

In March 2003, the Company completed the issuance and sale of $800 aggregate principal amount of the 4.5% Notes. The Company intends to use the net proceeds of this offering to fund its concurrent offer to repurchase the outstanding Zero-Coupon Notes. Assuming 100% of the Zero-Coupon Notes are tendered, the Company will pay a total of $582.5 to the holders of the Zero-Coupon Notes in connection with the offer. Any funds not used to repurchase the Zero-Coupon Notes will be used for the repayment of other indebtedness, general corporate purposes and working capital. The 4.5% Notes are unsecured, senior securities that may be converted into common shares if the price of the Company's common stock reaches a specified threshold, at an initial conversion rate of 80.5153 shares per one thousand dollars principal amount, equal to a conversion price of $12.42 per share, subject to adjustment. This threshold will initially be 120% of the conversion price and will decline 1/2% each year until it reaches 110% at maturity in 2023.

The 4.5% Notes may also be converted, regardless of the price of the Company's common stock, if: (i) the credit rating assigned to the 4.5% Notes by any two of Moody's Investors Service, Inc., Standard & Poor's Ratings Services and Fitch Ratings are Ba2, BB and BB, respectively, or lower, or the 4.5% Notes are no longer rated by at least two of these ratings services, (ii) the Company calls the 4.5% Notes for redemption, (iii) the Company makes specified distributions to shareholders or (iv) the Company becomes a party to a consolidation, merger or binding share exchange pursuant to which its common stock would be converted into cash or property (other than securities).

The Company, at the investor's option, may be required to redeem the 4.5% Notes for cash on March 15, 2008. The Company may also be required to redeem the 4.5% Notes at the investor's option on March 15, 2013 and March 15, 2018, for cash or common stock or a combination of both, at the Company's election. Additionally, investors may require the Company to redeem the 4.5% Notes in the event of certain change of control events that occur prior to May 15, 2008, for cash or common stock or a combination of both, at the Company's election. The Company at its option may redeem the 4.5% Notes on or after May 15, 2008 for cash. The redemption price in each of these instances will be 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, if any.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

If at any time on or after March 13, 2003 the Company pays cash dividends on its common stock, the Company will pay contingent interest per 4.5% Note in an amount equal to 100% of the per share cash dividend paid on the common stock multiplied by the number of shares of common stock issuable upon conversion of a note.

              (ii)  Zero-Coupon Convertible Senior Notes

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

The Zero-Coupon Notes may also be converted, regardless of the sale price of the Company's common stock, at any time after: (i) the credit rating assigned to the Zero-Coupon Notes by any two of Moody's Investors Service, Inc., Standard & Poor's Ratings Group and Fitch Ratings are Bal, BB+ and BB+, respectively, or lower, or the Zero-Coupon Notes are no longer rated by at least two of these ratings services, (ii) the Company calls the Zero-Coupon Notes for redemption, (iii) the Company makes specified distributions to shareholders or (iv) the Company becomes a party to a consolidation, merger or binding share exchange pursuant to which the Company's common stock would be converted into cash or property (other than securities).

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

The yield to maturity of the Zero-Coupon Notes at the date of issuance was 1%. Unless the Company is required to pay the contingent interest described in the following sentence or the US tax laws change in certain ways, no cash interest will be paid at any time. After December 14, 2006, if the Company's stock price reaches specified thresholds, the Company would be obligated to pay semi-annual contingent cash interest which would approximate the dividends paid to common stockholders during the prior six-month period (subject to a floor rate).

The balance outstanding under the Zero-Coupon Notes as of December 31, 2002 was $581.0. This amount is classified as current in the accompanying consolidated balance sheet.

On March 10, 2003, the Company commenced a tender offer to purchase for cash any and all of the outstanding Zero-Coupon Notes, at a price equal to 82.9876% of the principal amount of the notes at maturity. The tender offer will expire on April 4, 2003, unless extended. The price offered is equal to the accreted value of the notes as of April 4, 2003. If all of the Zero-Coupon Notes are tendered pursuant to the tender offer, the Company would pay a total of $582.5 to the holders of the Zero-Coupon Notes.

              (iii)  Floating Rate Notes

On June 28, 2001, the Company issued and sold $100.0 of floating rate notes which bore interest based on three-month LIBOR. The notes matured and were repaid on June 28, 2002.

              (iv)  Senior Unsecured Notes - 7.25%

On August 22, 2001, the Company completed the issuance and sale of $500.0 principal amount of senior unsecured notes due 2011. The notes bear interest at a rate of 7.25% per annum. The Company used the net proceeds of approximately $493 from the sale of the notes to repay outstanding indebtedness under its Revolving Credit Facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

              (v)  Senior Unsecured Notes - 7.875%

On October 20, 2000, the Company completed the issuance and sale of $500.0 principal amount of senior unsecured notes due 2005. The notes bear an interest rate of 7.875% per annum. The Company used the net proceeds of approximately $496 from the sale of the notes to repay outstanding indebtedness under its Revolving Credit Facilities.

During 2001, the Company entered into interest rate swap agreements to convert the fixed interest rate on the 7.875% notes to a variable rate based on 6 month LIBOR. At December 31, 2001, the Company had outstanding interest rate swap agreements covering $400.0 of the $500.0, 7.875% notes due October 2005, which reduced the effective interest rate on the notes to 6.972%. During 2002, the Company terminated all interest rate swaps agreements and generated proceeds to the Company of $45.7. The net proceeds are being recorded as an adjustment to the interest rate of the 7.875% notes. The remaining unamortized gain at December 31, 2002 was $33.7.

              (vi)  Convertible Subordinated Notes - 1.87%

On June 1, 1999, the Company issued $361.0 face amount of Convertible Subordinated Notes due 2006 with a cash coupon rate of 1.87% and a yield to maturity of 4.75%. The 2006 notes were issued at an original price of 83% of the face amount, generating proceeds of approximately $300. The notes are convertible into 6.4 million shares of the Company's common stock at a conversion rate of 17.616 shares per one thousand dollars face amount. Since June 2002, the Company has had the option to redeem the notes for cash.

              (vii)  Convertible Subordinated Notes - 1.80%

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

Debt Outstanding at December 31, 2002 and 2001

              (i)  Short-Term Debt

The Company and its subsidiaries have short-term lines of credit with various banks that permit borrowings at variable interest rates. At December 31, 2002 and 2001, all borrowings under these facilities were by the Company's subsidiaries and totaled $216.3 and $293.8, respectively. Where required, the Company has guaranteed the repayment of borrowings by its subsidiaries.

As of December 31, 2002 and 2001, respectively, 66.8% and 56.2% of these short-term facilities were provided by banks that participate in the Company's Revolving Credit Facilities. The weighted-average interest rates on outstanding balances under the committed and uncommitted short-term facilities at December 31, 2002 and 2001 were approximately 4.83% and 3.64%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The following table summarizes the Company's short term debt as of December 31, 2002 and 2001.
2002	Total Facility	Amount Outstanding at December 31, 2002	Total Available
Committed
364-day Revolving Credit Facility	$ 500.0	$ --	$ 500.0
Other Facilities (principally International)	157.8	3.1	154.7
	$ 657.8	$ 3.1	$ 654.7
Uncommitted
Domestic	$ 27.7	$ 7.7	$ 20.0
International	680.2	205.5	474.7
	707.9	213.2	494.7
Total
	$1,365.7	$216.3	$1,149.4

2001	Total Facility	Amount Outstanding at December 31, 2001	Total Available
Committed
364-day Revolving Credit Facility	$ 500.0	$ --	$ 500.0
Other Facilities (principally International)	53.3	7.2	46.1
	$ 553.3	$ 7.2	$ 546.1
Uncommitted
Domestic	$ 127.5	$ 62.5	$ 65.0
International	610.8	224.1	386.7
	738.3	286.6	451.7
Total
	$1,291.6	$ 293.8	$ 997.8

              (ii)  Long-Term Debt

Long-term debt at December 31 consisted of the following:
	2002	2001
Convertible Subordinated Notes - 1.80%	$ 236.1	$ 228.5
Convertible Subordinated Notes - 1.87%	328.5	320.0
Zero-Coupon Convertible Notes	581.0	575.3
Senior Unsecured Note - 7.875%	533.7	500.0
Senior Unsecured Note - 7.25%	500.0	500.0
Five-Year Revolving Credit Facility - .0525% (3.05% in 2001)	50.3	144.1
Term Loans - 8.05% to 10.01% (6.05% to 8.01% in 2001)	157.1	203.9
Other Notes Payable and Capitalized Leases - 2.25% to 25.67%	35.0	43.4
	2,421.7	2,515.2
Less: Current Portion	604.0	34.6
Long-Term Debt	$1,817.7	$2,480.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Long-term debt maturing over the next five years and thereafter is as follows:

2003	$604.0
2004	$291.2
2005	$591.9
2006	$359.1
2007	$ 50.0
2008 and thereafter	$525.5

Other

As of December 31, 2002 and 2001, respectively, the Company's credit ratings as reported by each of Standard & Poor's Ratings Services, Moody's Investors Services, Inc. and Fitch Ratings were BBB-, Baa3 and BBB-, and BBB+, Baa1, and A-. On March 7, 2003, Standard & Poor's Ratings Services downgraded the Company's credit rating to BB+ with negative outlook. The Company's remaining two credit ratings are currently BBB- with negative outlook, as reported by Fitch Ratings, and Baa3 with stable outlook, as reported by Moody's Investors Services, Inc.

See Note 13 for discussion of fair market value of the Company's long-term debt.

Note 9: Incentive Plans

The 2002 Performance Incentive Plan ("2002 PIP Plan") was approved by the Company's stockholders in May 2002 and includes both stock and cash based incentive awards. The maximum number of shares of the Company's common stock that may be granted under the 2002 PIP Plan is 12,500,000 shares, supplemented with additional shares as defined in the 2002 PIP Plan document (excluding management incentive compensation performance awards). The 2002 PIP Plan also limits the number of shares available with respect to awards made to any one participant as well as limiting the number of shares available under certain awards. Awards made prior to the 2002 PIP Plan remain subject to the respective terms and conditions of the predecessor plans. Except as otherwise noted, awards under the 2002 PIP Plan have terms similar to awards made under the respective predecessor plans.

Stock Options
Stock options are generally granted at the fair market value of the Company's common stock on the date of grant and are exercisable as determined by the Compensation Committee of the Board of Directors (the "Committee"). Generally, options become exercisable between two and five years after the date of grant and expire ten years from the grant date.

Following is a summary of stock option transactions during the three-year period ended December 31:
(Number of Shares in Thousands)	2002		2001		2000
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price

	Shares		Shares		Shares
Shares under option,
beginning of year	38,314	$29	34,939	$25	34,665	$22
Options granted	7,895	$26	10,048	$36	6,381	$38
Options exercised	(2,831)	$14	(5,228)	$15	(3,657)	$15
Options cancelled	(1,037)	$29	(1,445)	$33	(2,450)	$28

Shares under option, end of year	42,341	$29	38,314	$29	34,939	$25

Options exercisable at year-end	19,758	$25	20,166	$22	12,008	$15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:
(Number of Shares in Thousands)		Weighted-
	Number of	Average	Weighted-	Number of	Weighted-
	Shares	Remaining	Average	Shares	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/02	Life	Price	at 12/31/02	Price

$ 3.31 to $9.99	219	0.89	$ 9.27	219	$ 9.27

$10.00 to $14.99	3,279	5.45	$12.26	1,843	$11.01

$15.00 to $24.99	9,252	4.78	$19.18	8,622	$19.04

$25.00 to $60.00	29,591	7.47	$34.71	9,074	$34.19

See Note 1 for pro forma disclosure of net income (loss) and earnings (loss) per share under SFAS 123.

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan ("ESPP"), employees may purchase common stock of the Company through payroll deductions not exceeding 10% of their compensation. The price an employee pays for a share of stock is 85% of the market price on the last business day of the month. The Company issued 900,000 shares, 800,000 shares and 600,000 shares in 2002, 2001 and 2000, respectively. An additional 13.3 million shares were reserved for issuance at December 31, 2002.

Restricted Stock
Restricted stock issuances are subject to certain restrictions and vesting requirements as determined by the Committee. The vesting period is generally five to seven years. No monetary consideration is paid by a recipient for a restricted stock award and the grant date fair value of these shares is amortized over the restriction periods. At December 31, 2002, there was a total of 6.6 million shares of restricted stock outstanding. During 2002, 2001 and 2000, the Company awarded 1.5 million shares, 1.5 million shares and 2.4 million shares of restricted stock with a weighted-average grant date fair value of $29.11, $32.09 and $42.13, respectively. The cost recorded for restricted stock awards in 2002, 2001 and 2000 was $50.0, $48.5 and $36.7, respectively.

Performance Units
Performance units have been awarded to certain key employees of the Company and its subsidiaries. The ultimate value of these performance units is contingent upon the annual growth in profits (as defined) of the Company, its operating components or both, over the performance periods. The awards are generally paid in cash. The projected value of these units is accrued by the Company and charged to expense over the performance period. The Company expensed approximately $15, $45 and $40 in 2002, 2001 and 2000, respectively.

Note 10: Retirement Plans

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

Under the amended plan, each participant's account is credited with an annual allocation, which approximates the projected discounted pension benefit accrual (normally made under the Domestic Plan) plus interest, while they continue to work for the Company. Participants in active service are eligible to receive up to ten years of allocations coinciding with the number of years of plan participation with the Company after March 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Net periodic pension costs (income) for the Domestic Plan for 2002, 2001 and 2000 were $3.4, $1.6 and ($.9), respectively.

Additionally, NFO maintains a defined benefit plan ("NFO Plan") covering approximately one half of NFO's US employees. The periodic pension costs for this plan for 2002, 2001 and 2000 were $1.0, $0.6 and $0.5, respectively.

The Company also has several foreign pension plans in which benefits are based primarily on years of service and employee compensation. It is the Company's policy to fund these plans in accordance with local laws and income tax regulations.

Certain of the Company's international subsidiaries have similar plans for their employees. The cost to the Company for retired employees is not significant for these plans.

Net periodic pension costs for foreign pension plans for 2002, 2001 and 2000 included the following components:
	2002	2001	2000

Service cost	$ 9.9	$10.4	$ 9.5

Interest cost	12.0	11.7	11.6

Expected return on plan assets	(10.3)	(10.7)	(12.0)

Amortization of unrecognized transition obligation	.6	1.3	.5

Amortization of prior service cost	.7	.6	.7

Recognized actuarial loss (gain)	.3	(.6)	(.3)

Net periodic pension cost	$13.2	$12.7	$10.0

The following table sets forth the change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the pension plans in the Company's consolidated balance sheet at December 31, 2002 and 2001:
	Domestic		Foreign
	Pension Plans		Pension Plans
	2002	2001	2002	2001

Change in Benefit Obligations
Benefit obligation at January 1	$147.5	$ 153.8	$ 208.9	$ 231.7
Service cost	.7	.7	9.9	10.4
Interest cost	10.3	10.4	12.0	11.7
Benefits paid	(14.6)	(13.9)	(10.4)	(16.6)
Plan participant contributions	--	--	2.6	2.3
Actuarial (gains) losses	6.9	(3.6)	20.4	(15.7)
Foreign currency effect	--	--	1.0	(15.1)
Other	--	.1	--	.2
Benefit obligation at December 31	150.8	147.5	244.4	208.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
Change in Plan Assets
Fair value of plan assets at January 1	112.8	132.5	148.7	183.8
Actual return on plan assets	(12.0)	(6.2)	(22.4)	(18.0)
Employer contributions	4.1	.4	7.0	7.8
Plan participant contributions	--	--	2.6	2.3
Benefits paid	(14.6)	(13.9)	(10.4)	(16.6)
Foreign currency effect	--	--	(4.5)	(14.7)
Other	--	--	1.3	4.1
Fair value of plan assets at December 31	90.3	112.8	122.3	148.7

Reconciliation of Funded Status to Total Amount Recognized
Funded status of the plans	(60.5)	(34.7)	(122.1)	(60.2)
Unrecognized net actuarial loss	70.5	45.0	67.5	14.3
Unrecognized prior service cost	.1	.1	.8	.8
Unrecognized transition cost	--	--	.8	1.9
Net asset (liability) recognized	$ 10.1	$ 10.4	$ (53.0)	$ (43.2)

Amounts Recognized in Consolidated Balance Sheet
Prepaid Benefit Cost	$ 10.1	$ 9.8	$ 14.0	$ 16.0
Accrued Benefit Liability	(63.6)	(40.9)	(112.7)	(59.2)
Intangible Asset	--	--	.5	--
Accumulated Other Comprehensive Income	63.6	41.5	45.2	--
Net asset (liability) recognized	$ 10.1	$ 10.4	$(53.0)	$(43.2)

At December 31, 2002 and 2001, the assets of the Domestic Plans and the foreign pension plans were primarily invested in fixed income and equity securities.

For the Domestic Plans, discount rates of 6.75% in 2002 and 7.25% in 2001 and salary increase assumptions of 3.5% in 2002 and 2001 were used in determining the actuarial present value of the projected benefit obligation. The expected return of Domestic Plans assets was 9% to 9.5% in 2002 and 2001. For the foreign pension plans, discount rates ranging from 2.3% to 10% in 2002 and 3% to 10% in 2001 and salary increase assumptions ranging from 1% to 10% in 2002 and 2001 were used in determining the actuarial present value of the projected benefit obligation. The expected rates of return on the assets of the foreign pension plans ranged from .3% to 10% in 2002 and 2% to 10% in 2001.

As of December 31, 2002, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Domestic Plans with accumulated benefit obligation in excess of plan assets were approximately $151, $149 and $90, respectively, and as of December 31, 2001, approximately $147, $146 and $113, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the foreign pension plans with accumulated benefit obligations in excess of plan assets were approximately $240, $232 and $116, respectively, as of December 31, 2002 and approximately $69, $66 and $3, respectively, as of December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Other Benefit Arrangements
The Company sponsors other defined contribution plans ("Savings Plans") and certain domestic subsidiaries maintain a profit sharing plan ("Profit Sharing Plan") that cover substantially all domestic employees of the Company and participating subsidiaries. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis. The Savings Plans allow participants to choose among several investment alternatives. The Company matches a portion of participants' contributions based upon the number of years of service. The Company match is made in cash and ranges between 2-4% of salary. The Company contributed $29.0, $36.7 and $34.2 to the Savings Plans and Profit Sharing Plan in 2002, 2001 and 2000, respectively.

The Company has deferred compensation plans which permit certain of its key officers and employees to defer a portion of their salary and incentive compensation and receive corresponding company matching and discretionary profit sharing contributions. The Company has purchased whole life insurance policies on participants' lives to assist in the funding of the deferred compensation liability. As of December 31, 2002 and 2001, the cash surrender value of these policies was approximately $121 and $105, respectively. Additionally, certain investments are maintained in a separate trust for the purpose of paying the deferred compensation liability. The assets are held on the balance sheet of the Company but are restricted to the purpose of paying the deferred compensation liability. As of December 31, 2002 and 2001, the value of such restricted assets was approximately $82 and $91, respectively.

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

The Company accrues the expected cost of postretirement benefits other than pensions over the period in which the active employees become eligible for such postretirement benefits. The net periodic expense for these postretirement benefits for 2002, 2001 and 2000 was $4.8, $3.7 and $3.0, respectively.

The following table sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized for the Company's postretirement benefit plans in the consolidated balance sheet at December 31, 2002 and 2001:
	2002	2001
Change in benefit obligation
Beginning obligation	$ 52.6	$ 49.4
Service cost	.9	.9
Interest cost	3.8	3.7
Participant contributions	.1	.1
Benefits paid	(4.9)	(4.6)
Plan amendments	--	--
Actuarial (gain) loss	(.5)	3.1
Ending obligation	52.0	52.6

Change in plan assets
Beginning fair value	--	--
Actual return on plan assets	--	--
Employer contributions	4.8	4.5
Participant contributions	.1	.1
Benefits paid	(4.9)	(4.6)

Ending fair value	--	--

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
Reconciliation of Funded Status to Total Amount Recognized
Funded status of the plans	(52.0)	(52.6)
Unrecognized net actuarial gain	(3.5)	(2.9)
Unrecognized prior service cost	(.3)	(.5)
Unrecognized net transaction obligation	1.5	1.6

Net liability recognized	$(54.3)	$(54.4)

Discount rates of 6.75% in 2002 and 7.25% in 2001 and salary increase assumptions of 3.5% in 2002 and 3.5% to 6% in 2001 were used in determining the accumulated postretirement benefit obligation. A 7.0% to 11.5% and a 6.1% to 12% increase in the cost of covered health care benefits were assumed for 2002 and 2001, respectively. These rates are assumed to decrease incrementally to approximately 5% to 11% in the years 2003 to 2006 and remain at that level thereafter. A 1% increase in the health care cost trend rate would increase the obligation by approximately $3 and the periodic expense by $0.3. A 1% decrease would decrease the obligation and expense by similar amounts.

Note 11: Comprehensive Income

Accumulated other comprehensive income (loss) amounts are reflected in the consolidated financial statements as follows:
	2002	2001	2000

Net income (loss)	$ 99.5	$(534.5)	$392.8

Foreign currency translation adjustment	123.7	(87.3)	(89.3)

Adjustment for minimum pension liability:
Adjustment for minimum pension liability	(67.4)	(9.3)	--
Tax benefit	22.3	3.9	--
Adjustment for minimum pension liability	(45.1)	(5.4)	--

Unrealized holding gain (loss) on securities:
Unrealized holding gains	--	0.5	9.1
Tax expense	--	(0.2)	(3.8)

Unrealized holding losses	(7.4)	--	(381.9)
Tax benefit	3.0	--	160.4

Reclassification of unrealized loss to net earnings	--	94.8	--
Tax benefit	--	(39.8)	--

Reclassification of unrealized gains to net earnings	--	(0.3)	(13.8)
Tax expense	--	0.1	5.8
Unrealized holding gain (loss) on securities	(4.4)	55.1	(224.2)

Comprehensive income (loss)	$173.7	$(572.1)	$ 79.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

As of December 31, accumulated other comprehensive loss as reflected in the Consolidated Balance Sheet is as follows:
	2002	2001	2000
Foreign currency translation adjustment	$(300.7)	$(424.4)	$(337.1)
Adjustment for minimum pension liability	(69.1)	(24.0)	(18.6)
Unrealized holding gain (loss) on securities	(3.8)	0.6	(54.5)
Accumulated other comprehensive loss	$(373.6)	$(447.8)	$(410.2)

Note 12: Derivative and Hedging Instruments

The Company enters into interest rate swaps, hedges of net investments in foreign operations and forward contracts.

Interest Rate Swaps
At December 31, 2001, the Company had outstanding interest rate swap agreements covering $400.0 of the $500.0, 7.875% notes due October 2005. The swaps had the same term as the debt and effectively converted the fixed rate on the debt to a variable rate based on 6 month LIBOR. The swaps were accounted for as hedges of the fair value of the related debt and were recorded as an asset or liability as appropriate. As of December 31, 2001, the fair value of the hedges was an asset of approximately $10.

As of December 31, 2002, the Company had terminated all of the interest rate swap agreements covering the $500.0, 7.875% notes due October 2005. In connection with the termination of the interest rate swap agreements transaction, the Company received $45.7 in cash which will be recorded as an offset to interest expense over the remaining life of the related debt.

Hedges of Net Investments
The Company has significant foreign operations and conducts business in various foreign currencies. In order to hedge the value of its investment in Europe, the Company had designated approximately 125 million Euro of borrowings under its $375.0 Revolving Credit Facility as a hedge of this net investment. Changes in the spot rate of the debt instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustment component of stockholders' equity. The amount deferred in 2001 was approximately $5. The Company has repaid the Euro borrowings that, as of December 31, 2001, had been designated as a hedge of a net investment.

On December 12, 2002, the Company designated the Yen borrowings under its $375.0 Revolving Credit Facility in the amount of $36.5 as a hedge of its net investment in Japan. The amount deferred in 2002 was not material.

Forward Contracts
The Company has entered into foreign currency transactions in which foreign currencies (principally the Euro, Pounds Sterling and the Japanese Yen) are bought or sold forward. The contracts were entered into to meet currency requirements arising from specific transactions. The changes in value of these forward contracts were reflected in the Company's consolidated statement of operations. As of December 31, 2001 the Company had contracts covering approximately $50 of notional amount of currency and the fair value of the forward contracts was a loss of $0.2.

As of December 31, 2002, the Company had contracts covering $37.1 of notional amount of currency and the fair value of the forward contracts was a gain of $5.1.

Other
The Company has two embedded derivative instruments under the terms of the offering of Zero-Coupon Notes (for which a tender offer was made in March 2003) as discussed in Note 8. At December 31, 2002, the fair value of the two derivatives was negligible. In connection with the issuance and sale of the 4.5% Convertible Senior Notes in March 2003, two embedded derivatives were created. The fair value of the two derivatives in March 2003 was negligible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

As discussed in Note 3, the Company has entered into various put and call options related to acquisitions. The exercise price of such options is generally based upon the achievement of projected operating performance targets and approximate fair value.

Note 13: Financial Instruments

Financial assets, which include cash and cash equivalents, investments and receivables, have carrying values which approximate fair value. Marketable securities are mainly available-for-sale as defined by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", and accordingly are reported at fair value with net unrealized gains and losses reported as a component of other comprehensive income. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.

The Company's off-balance sheet financial instruments consisted of interest-rate swap agreements and foreign currency forward contracts as discussed in Note 12. The fair value of interest rate swap agreements was estimated based on quotes from the market makers of these instruments and represents the estimated amounts that the Company would expect to receive or pay to terminate the agreements at the reporting date. The fair values associated with the foreign currency contracts were estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date.

The following table summarizes net unrealized holding gains and losses before taxes of the Company's investments carried on the cost method, at December 31:
	2002	2001	2000
Cost	$169.0	$176.3	$379.3
Unrealized:
- Gains	--	1.4	1.3
- Losses	(6.0)	--	(94.9)
Net unrealized gains (losses)	(6.0)	1.4	(93.6)
Fair market value	$163.0	$177.7	$285.7

Unrealized holding gains (losses), net of tax, were $(3.8), $0.6 and $(54.5) at December 31, 2002, 2001 and 2000, respectively.

Financial liabilities with carrying values approximating fair value include accounts payable and accrued expenses, as well as short-term bank borrowings.

As of December 31, the fair value of the Company's significant long-term borrowings was as follows:
	2002		2001
	Book Value	Fair Value	Book Value	Fair Value
Convertible Subordinated Notes - 1.87%	$328.5	$278.0	$320.0	$284.7
Convertible Subordinated Notes - 1.80%	$236.1	$219.4	$228.5	$235.9
Senior Unsecured Note - 7.875%	$533.7	$485.0	$500.0	$513.4
Senior Unsecured Note - 7.25%	$500.0	$475.0	$500.0	$476.7
Zero-Coupon Convertible Notes	$581.0	$551.9	$575.3	$593.1

The fair value of long-term debt instruments is based on market prices for debt instruments with similar terms and maturities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Effective February 10, 1999, a majority-owned subsidiary of the Company, Modem Media, Poppe Tyson, Inc. (now known as Modem Media, Inc.), completed an initial public offering (IPO) of its common stock. As a result of the IPO, the Company owned approximately 48% of Modem Media, down from its 70% ownership, but controlled approximately 80% of the related stockholder votes due to the super-majority voting right on its Class B shares. In April 2000, the Company converted all of its shares of Modem Media Class B common stock into Class A common stock pursuant to a Stockholders' Agreement with Modem Media. As a result, the Company's voting power was reduced from approximately 80% to approximately 46%. Accordingly, effective with the second quarter of 2000, Modem Media is no longer consolidated in the Company's financial statements and is accounted for on the equity method. As of December 31, 2002, the carrying value of Modem Media , Inc., was $28.9.

Note 14: Segment Information

During the second quarter of 2002, the Company reorganized its operations. Prior to the second quarter, the Company was organized into four global operating groups: a) McCann-Erickson WorldGroup ("McCann"), b) the FCB Group ("FCB"), c) The Partnership and d) Advanced Marketing Services ("AMS"). In the second quarter, the Company carved out certain operations related to sports and event planning activities and combined them to form a fifth global operating group, Interpublic Sports and Entertainment Group ("SEG"). Each of the five groups has its own management structure and reports to senior management of the Company on the basis of the five groups. McCann, FCB and The Partnership provide a full complement of global marketing services including advertising and media management, marketing communications including direct marketing, public relations, sales promotion, event marketing, on-line marketing and healthcare marketing in addition to specialized marketing services. AMS provides specialized and advanced marketing services and also includes NFO WorldGroup (for marketing intelligence services). SEG includes Octagon Worldwide (for sports marketing) and Jack Morton Worldwide (for specialized marketing services including corporate events, meetings and training/learning).

Each of McCann, FCB, The Partnership, AMS and SEG operate with the same business objective which is to provide clients with a wide variety of services that contribute to the delivery of a message and to the maintenance or creation of a brand. However, the Partnership and AMS historically have had lower gross margins than the Company average. The five global operating groups share numerous clients, have similar cost structures, provide services in a similar fashion and draw their employee base from the same sources. The annual margins of each of the five groups may vary due to global economic conditions, client spending and specific circumstances such as the Company's restructuring activities. However, based on the respective future prospects of McCann, FCB, The Partnership and AMS, the Company believes that the long-term average gross margin of each of these four groups will converge over time and, given the similarity of the operations, the four groups have been aggregated. SEG has different margins to the remaining four groups and, given current projections, the Company believes that the margins for this operating segment will not converge with the remaining four groups.

SEG revenue is not material to the Company as a whole. However, in 2002 due to the recording of long-lived asset impairment charges, the operating difficulties and resulting higher costs from its motorsports business, the Company incurred a significant operating loss. Based on the fact that the book value of long-lived assets relating to OMS and other substantial contractual obligations may not be fully recoverable, the Company no longer expects that margins of SEG will converge with those of the rest of IPG. Accordingly, the Company has begun to report SEG as a separate reportable segment.

Accordingly, in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has two reportable segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based upon operating earnings before interest and income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	IPG (excl. SEG)	SEG	Consolidated Total
2002
Revenue	$ 5,834.9	$ 368.7	$ 6,203.6
Operating income (loss)	596.2	(190.4)	405.8
Total assets	11,216.0	577.7	11,793.7
Goodwill	3,057.2	319.9	3,377.1
Depreciation and amortization of fixed assets	187.0	17.5	204.5
Capital expenditures	$ 142.4	$ 40.8	$ 183.2

2001
Revenue	$ 6,365.7	$ 425.5	$ 6,791.2
Operating loss	(230.8)	(12.8)	(243.6)
Total assets	10,737.0	638.3	11,375.3
Goodwill	2,629.0	365.3	2,994.3
Depreciation and amortization of fixed assets	194.9	15.0	209.9
Capital expenditures	$ 243.5	$ 24.5	$ 268.0

2000
Revenue	$ 6,785.1	$ 397.6	$ 7,182.7
Operating income	751.6	66.0	817.6
Total assets	11,653.6	600.0	12,253.6
Goodwill	2,700.1	359.0	3,059.1
Depreciation and amortization of fixed assets	187.9	12.3	200.2
Capital expenditures	$ 243.1	$ 16.4	$ 259.5

A reconciliation of information between reportable segments and the Company's consolidated pre-tax earnings is shown in the following table:
	2002	2001	2000

Total operating income (loss) for reportable segments	$405.8	$(243.6)	$817.6
Interest expense	(145.6)	(164.6)	(126.3)
Interest income	29.8	41.8	57.5
Other income	15.1	13.7	42.6
Investment impairment	(39.7)	(210.8)	--
Income (loss) before income taxes	$265.4	$(563.5)	$791.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Long-lived assets and revenue are presented below by major geographic area:
	2002	2001	2000
Long-Lived Assets:
United States	$2,652.2	$2,405.7	$2,701.5

International
United Kingdom	535.7	667.9	563.1
All Other Europe	1,238.4	943.0	840.3
Asia Pacific	163.5	172.4	310.8
Latin America	179.2	189.4	118.9
Other	192.5	150.4	133.9
Total International	2,309.3	2,123.1	1,967.0
Total Consolidated	$4,961.5	$4,528.8	$4,668.5

Revenue:
United States	$3,489.2	$3,879.7	$4,244.2
International
United Kingdom	654.1	678.8	604.9
All Other Europe	1,131.6	1,157.1	1,233.6
Asia Pacific	429.0	480.9	508.9
Latin America	251.9	328.4	333.7
Other	247.8	266.3	257.4
Total International	2,714.4	2,911.5	2,938.5
Total Consolidated	$6,203.6	$6,791.2	$7,182.7

Revenue is attributed to geographic areas based on where the services are performed. Property and equipment is allocated based upon physical location. Intangible assets, other assets and investments are allocated based on the location of the related operation.

The largest client of the Company contributed approximately 8% in 2002, 7% in 2001 and 6% in 2000 to revenue. The Company's second largest client contributed approximately 3% in 2002, 2% in 2001 and 2% in 2000 to revenue.

Note 15: Commitments and Contingencies

Leases
The Company and its subsidiaries lease certain facilities and equipment. Gross rental expense amounted to approximately $458.4 for 2002, $470.2 for 2001 and $433.8 for 2000, which was reduced by sublease income of $24.5 in 2002, $29.9 in 2001 and $27.8 in 2000.

Minimum rental commitments for the rental of office premises and equipment under noncancellable leases, some of which provide for rental adjustments due to increased property taxes and operating costs for 2003 and thereafter, are as follows:

Period	Amount
2003	$ 281.5
2004	$ 251.7
2005	$ 222.7
2006	$ 198.2
2007	$ 180.5
2008 and thereafter	$1,167.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Acquisitions-Related Commitments
Certain of the Company's acquisition agreements provide for deferred payments by the Company, contingent upon future revenues or profits of the companies acquired. Additionally, the Company has entered into put option agreements which are also contingent upon future revenues or profits. Contingent amounts under acquisition deferred payments and put options are approximately $565 (including cash and stock) assuming the full amount due under these acquisition agreements is paid. See Note 3 for further details.

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

The Company and certain of its subsidiaries are party to various other tax examinations, some of which have resulted in assessments. The Company intends to vigorously defend any and all assessments and believes that additional taxes (if any) that may ultimately result from the settlement of such assessments or open examinations would not have a material adverse effect on the consolidated financial statements.

Legal Matters
Federal Securities Class Actions
Thirteen federal securities purported class actions were filed against The Interpublic Group of Companies, Inc. and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the Court and lead counsel appointed for all plaintiffs, on November 8, 2002. A consolidated amended complaint was filed thereafter on January 10, 2003. The purported classes consist of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933 in connection with Interpublic's acquisition of True North Communications, Inc. No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion, and on March 14, 2003, defendants filed their reply to plaintiffs' opposition to defendants' motion. The motion is currently pending.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

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

On September 4, 2002, a shareholder derivative suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of the Company against the Board of Directors and against the Company's auditors. This suit alleged a breach of fiduciary duties to Interpublic's shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in the New York Supreme Court, New York County. The plaintiffs from these two shareholder derivative suits filed an Amended Derivative Complaint on January 31, 2003. On March 18, 2003, plaintiffs filed a motion to dismiss the Amended Derivative Complaint without prejudice. On February 24, 2003, plaintiffs filed a Shareholders' Derivative Complaint in the United States District Court for the Southern District of New York. This action alleges the same breach of fiduciary duties claim as the state court actions, and adds a claim for contribution and forfeiture against two of the individual defendants pursuant to Section 21D of the Exchange Act and Section 304 of the Sarbanes-Oxley Act. The complaint does not state a specific amount of damages. Defendants intend to move to dismiss this federal derivative action.

The Company intends to vigorously defend the actions discussed above. While the proceedings are in the early stages and contain an element of uncertainty, the Company has no reason to believe that the final resolution of the actions will have a material adverse effect on the Company's financial position, cash flows or results of operations.

Other Items
The Company is committed to total payments of approximately $130 over the period 2003 through 2011 under an executory contract.

At December 31, 2002, the Company had contingent obligations under guarantees and letters of credit issued by banks for the account of the Company and its subsidiaries in an aggregate amount of approximately $267.7.

Note 16: Restatements

Restatement Filed in December 2002
During the second and third quarters of 2002, the Company identified total charges of $181.3 ($135.9, net of tax) that were related to prior periods. The Company restated its financial statements for periods up to and including June 30, 2002. Of the pre-tax amount, $163.1 was related to periods prior to and including December 31, 2001.

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

Restatement Filed in March 2003
During the fourth quarter of 2002, the Company identified total charges of $118.7 ($83.8, net of tax) that related to the three months ended September 30, 2002. Additionally, $47.0 ($35.3, net of tax) of other adjustments was identified that are related to prior periods from January 1, 1997 through September 30, 2002. Of the pre-tax amount, $23.8 was related to periods prior to and including December 31, 2001.

The total amount of charges of $23.8 includes amounts related to inappropriate purchase accounting adjustments, compensation costs that had been deferred instead of being expensed, charges to straight line certain long-term contracts and other items.

Octagon Motorsports Impairment
The Company has recognized a non-cash impairment loss and related charge of $118.7 ($83.8, net of tax) as of September 30, 2002 through a restatement of previously recorded results for that period. See Note 5 for further discussion of Octagon Motorsports impairment.

Other Items
See Note 8 for a discussion of certain liquidity matters and amendments under credit agreements.

The Company has been advised by the Securities and Exchange Commission staff that it has issued a formal order investigation in connection with the Company's restatement of earnings for the periods from 1997. The Company is cooperating fully with the Commission.

Note 17: Subsequent Events (Unaudited)

Possible Sale of NFO
On January 15, 2003, the Company announced that it had hired outside advisors to help it explore strategic alternatives regarding NFO, and is currently in discussions concerning a possible sale.

4.5% Convertible Notes
As discussed in Note 8, in March 2003, the Company completed the issuance and sale of $800 of aggregate principal amount of 4.5% Convertible Senior Notes due 2023. The Company intends to use the net proceeds of approximately $778 from the sale of the notes to fund a concurrent offer to purchase (for up to $582.5) its outstanding Zero-Coupon Convertible Senior Notes due 2021. Any funds raised in the offering but not used in the offer to purchase will be used for the repayment of other indebtedness, general corporate purposes and working capital.

Offer to Purchase Zero-Coupon Notes
As discussed in Note 8, on March 10, 2003, the Company commenced a tender offer to purchase for cash any and all of its outstanding Zero-Coupon Notes issued in December 2001. The tender offer will expire on April 4, 2003, unless extended. The Company is offering to purchase the notes for cash at a purchase price of 82.9876% of the principal amount of the notes at maturity. The price offered is equal to the accreted value of the notes as of April 4, 2003. If all of the Zero-Coupon Notes are tendered pursuant to the tender offer, the Company would pay a total of $582.5 to the holders of the Zero-Coupon Notes.

	RESULTS BY QUARTER (UNAUDITED) (Amounts in Millions, Except Per Share Amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2002	2001	2002	2001	2002	2001	2002	2001

Revenue	$1,420.0	$1,674.8	$1,612.7	$1,759.8	$1,502.2	$1,622.0	$1,668.7	$1,734.6

Salaries and related expenses	868.8	1,004.1	890.9	979.0	861.6	895.3	927.7	930.8
Office and general expenses	419.8	478.9	492.8	501.0	574.2	586.0	609.8	537.9
Amortization of intangible assets	2.8	41.9	3.6	42.2	3.1	42.8	3.5	46.2
Restructuring and other
merger-related costs	--	1.5	--	51.3	12.1	592.8	--	--
Long-lived asset impairment and other charges	--	--	--	221.4	118.7	81.7	8.4	--
Income (loss) from operations	128.6	148.4	225.4	(35.1)	(67.5)	(576.6)	119.3	219.7

Interest expense	(35.3)	(37.5)	(36.9)	(41.4)	(36.7)	(46.9)	(36.7)	(38.8)
Interest income	6.9	12.5	8.1	10.1	5.9	6.5	8.9	12.7
Other income, net	0.3	8.6	10.3	3.3	4.0	(0.6)	0.5	2.4
Investment impairment	--	(160.1)	(16.2)	--	(4.9)	(48.2)	(18.6)	(2.5)
Income (loss) before
provision for income taxes	100.5	(28.1)	190.7	(63.1)	(99.2)	(665.8)	73.4	193.5

Provision for (benefit of) income taxes	38.0	(2.5)	74.2	45.8	(18.0)	(186.3)	46.1	87.7
Income applicable to minority interests	(3.6)	(6.9)	(11.1)	(10.5)	(7.9)	(2.9)	(8.7)	(10.0)
Equity in net income (loss) of unconsolidated affiliates	0.9	1.3	3.6	2.1	(0.5)	--	1.7	0.6
Net equity interests	(2.7)	(5.6)	(7.5)	(8.4)	(8.4)	(2.9)	(7.0)	(9.4)

Net income (loss)	$ 59.8	$ (31.2)	$ 109.0	$ (117.3)	$ (89.6)	$ (482.4)	$ 20.3	$ 96.4

Per share data:
Basic EPS	$ 0.16	$ (0.09)	$ 0.29	$ (0.32)	$ (0.24)	$ (1.31)	$ 0.05	$ 0.26
Diluted EPS	$ 0.16	$ (0.09)	$ 0.29	$ (0.32)	$ (0.24)	$ (1.31)	$ 0.05	$ 0.26
Cash dividends per
share - Interpublic	$ 0.095	$ 0.095	$ 0.095	$ 0.095	$ 0.095	$ 0.095	$ 0.095	$ 0.095

Weighted-average shares:
Basic	373.0	366.1	375.7	368.9	377.3	369.6	378.3	371.3
Diluted	379.8	366.1	382.4	368.9	377.3	369.6	381.8	377.2

Stock price:
High	$ 34.56	$ 47.19	$ 34.89	$ 38.85	$ 24.67	$ 30.46	$ 17.05	$ 31.00
Low	$ 27.20	$ 32.50	$ 23.51	$ 27.79	$ 13.40	$ 19.30	$ 11.25	$ 19.50

As discussed in Note 16, the Company has restated amounts for all quarters for 2001 and the first three quarters for 2002 and has filed amended Form 10-Q/As for the relevant periods.

Report of Independent Accountant on
Financial Statement Schedule, Valuation and Qualifying Accounts

To the Board of Directors of
The Interpublic Group of Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 6, 2003, except for Note 8, which is as of March 13, 2003, appearing in Item 8 of Part II of this Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule, Valuation and Qualifying Accounts, listed in Item 8 of this Form 10-K. In our opinion, based on our audits and the reports of other auditors, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements of True North for the year ended December 31, 2000 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 20, 2001.

PricewaterhouseCoopers LLP
New York, New York
March 6, 2003

SCHEDULE II THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in Millions)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F

Additions/(Deductions)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts- Describe	Deductions- Describe	Balance at End of Period

Allowance for Doubtful Accounts - deducted from Receivables in the Consolidated Balance Sheet:

2002	$90.7	$76.6	$0.1 (1)	$(4225.75) (43)	$139.8
			(0.7) (2)	(2.3) (54)
			17.2 (3)	0.9 (65)

2001	$85.7	$62.8	$1.1 (1)	$(58.3) (43)	$ 90.7
			0.7 (2)	(1.3) (65)

2000	$75.9	$43.8	$3.6 (1)	$(30.6) (43)	$ 85.7
			1.5 (2)	(4.8) (54)
				(3.7) (65)

______________

(1) Allowance for doubtful accounts of acquired and newly consolidated companies.
(2) Miscellaneous.

(3) Reclassifications.
(43) Principally amounts written off.
(54) Reversal of previously recorded allowances on accounts receivable.
(65) Foreign currency translation adjustment.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

PART III

Item 10.     Directors and Executive Officers of Interpublic

          The information required by this Item is incorporated by reference to the Proxy Statement, to be filed not later than 120 days after the end of the 2002 calendar year, except for the description of our Executive Officers which appears in Part I of this Report on Form 10-K under the heading "Executive Officers of Interpublic".

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

Item 14.      Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's senior management, including David A. Bell, the Company's chairman and chief executive officer, and Sean F. Orr, the Company's chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Senior management and the Company's Audit Committee have been informed by the Company's independent auditors that they have identified a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the processing and monitoring of intracompany transactions. The Company's senior management has determined that this material weakness, together with other deficiencies associated with a lack of balance sheet monitoring, if unaddressed, could result in accounting errors such as those underlying the restatements of the Company's consolidated financial statements.

Based on the above and under the direction of the Audit Committee and the Board of Directors, senior management has directed that the Company dedicate resources and take steps to strengthen control processes in order both to identify and rectify all past accounting misstatements and prevent the situations that resulted in the need to restate prior period financial statements from recurring. To this end, the Company took the following immediate steps in the third and fourth quarters of 2002, involving in particular the Company's McCann-Erickson subsidiaries:
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

Additionally, the Company has taken the following measures to improve its disclosure controls and procedures:

*

Appointing Frank J. Borelli in November 2002 as the Presiding Director of the Company, which has enhanced transparency and further optimizes communication between the Company's board and its senior management.

*	Continuing its search for a Chief Operating Officer;

*	Appointing Thomas Dowling in November 2002 as Chief Risk Officer, who is charged with evaluating and strengthening the Company's global risk management strategy;

*

Maintaining a Disclosure Committee that is mandated to assist the Company's CEO and CFO in overseeing the accuracy and timeliness of the Company's public disclosures and evaluate regularly the Company's disclosure controls and procedures;

*	Beginning in November 2002, taking action, where appropriate, to augment or replace management, in particular at those subsidiaries associated with the matters underlying the Company's restatements;

*

In December of 2002 and January of 2003, disseminating updated written policies and procedures company-wide to standardize and improve procedures, including procedures relating to intra- and intercompany transactions and balance sheet reviews;

*	Working with the Company's independent auditors to expand the scope of the auditors' procedures and expand their audit of the financial statements for the year ended December 31, 2002; and

*	In December 2002 formalizing and distributing to all Company's employees a code of conduct describing the legal and ethical standards it expects all Company employees to uphold.

The Company, together with its independent auditors and other advisers, continues to evaluate further improvements, including formalizing its processes, procedures and policies, to its internal controls and its disclosure controls and procedures and developing a plan to implement the reporting requirements of Section 404 of the Sarbanes Oxley Act of 2002.

As a result of the steps taken to improve controls and following the conclusion of the Company's recently completed review of its financial accounts, as of and for the year ended December 31, 2002, Mr. Bell and Mr. Orr concluded that the information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported as required. Based upon and as of the date of their evaluation, the chief executive officer and chief financial officer further concluded that the Company's disclosure controls and procedures, taking into account the steps listed above to improve the controls and procedures, are effective in all material respects.

Other than as described above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K

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

The Interpublic Group of Companies, Inc. and Subsidiaries Report of Independent Public Accountants

True North Communications Inc. and Subsidiaries Report of Independent Public Accountants

Deutsch, Inc. and Subsidiaries and Affiliates Report of Independent Public Accountants

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Report of Independent Accountant on Financial Statement Schedule

Valuation and Qualifying Accounts (for the three years ended December 31, 2002)

All other schedules are omitted because they are not applicable.

3.	Exhibits:

(Numbers used are the numbers assigned in Item 601 of Regulation S-K and the EDGAR Filer Manual. An additional copy of this exhibit index immediately precedes the exhibits filed with this Report on Form 10-K and the exhibits transmitted to the Commission as part of the electronic filing of the Report.)
Exhibit No.		Description
(3)	(a)	The Restated Certificate of Incorporation of the Registrant, as amended is incorporated by reference to its Report on Form 10-Q for the quarter ended June 30, 1999. See Commission file number 1-6686.

	(b)	The By-Laws of the Registrant, amended as of February 19, 1991, are incorporated by reference to its Report on Form 10-K for the year ended December 31, 1990. See Commission file number 1-6686.

(4)	Instruments Defining the Rights of Security Holders.

(a)

Senior Debt Indenture, dated as of October 20, 2000, between the Registrant and The Bank of New York, as trustee is incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 24, 2000.

(b)

First Supplemental Indenture, dated as of August 22, 2001, between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (No. 333-74476).

(c)

Second Supplemental Indenture, dated as of December 14, 2001, between the Registrant and The Bank of New York, as trustee is incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (No. 333-82368).

(d)

Third Supplemental Indenture, dated as of March 13, 2003, between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 18, 2003.

(e)

Registration Rights Agreement, dated as of December 14, 2001, between the Registrant and Salomon Smith Barney Inc., as representative of the initial purchasers named therein, is incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (No. 333-82368).

(f)

Registration Rights Agreement, dated as of March 13, 2003, among the Registrant and Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and UBS Warburg LLC, as representatives of the initial purchasers named therein, is incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 18, 2003.

(g)

Indenture, dated as of September 16, 1997, between the Registrant and The Bank of New York, is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998. See Commission file number 1-6686.

(h)

The Preferred Share Purchase Rights Plan as adopted on July 18, 1989, is incorporated by reference to the Registrant's Registration Statement on Form 8-A dated August 1, 1989 (No. 00017904) and, as amended, by reference to the Registrant's Registration Statement on Form 8 dated October 3, 1989 (No. 00106686).

(10)	Material Contracts.

(a)

Purchase Agreement, dated September 10, 1997, among the Registrant, Morgan Stanley & Co., Incorporated, Goldman Sachs and Co. and SBC Warburg Dillon Read Inc., is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1999. See Commission file number 1-6686.

	(b)	Employment, Consultancy and other Compensatory Arrangements with Management.

Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 2002 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

		(i)	David A. Bell

(a)

Employment Agreement Amendment, dated as of June 1, 2001, and signed as of October 1, 2002, between True North Communications Inc. and David A. Bell to an Employment Agreement, dated as of January 1, 2000, as amended, is filed herewith.

(b)

Employment Agreement Amendment, dated as of March 1, 2001, to an Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(c)

David A. Bell Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

		(ii)	Sean F. Orr

			(a)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and Sean F. Orr, is filed herewith.

			(b)	Supplemental Agreement, dated as of November 7, 2002, to Executive Special Benefit Agreements, dated as of May 1, 1999 and May 1, 2002, each between the Registrant and Sean F. Orr, is filed herewith.

			(c)	Executive Special Benefit Agreement, dated as of May 1, 2002, between the Registrant and Sean F. Orr, signed as of November 7, 2002, is filed herewith.

(d)

Supplemental Agreement, dated as of June 1, 2000, to an Executive Severance Agreement, dated as of April 27, 1999, between the Registrant and Sean F. Orr, is incorporated by reference to Exhibit 10(f) to the Registrant's Report on Form 10-Q for the year ended June 30, 2000. See Commission file number 1-6686.

(e)

Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and Sean F. Orr, is incorporated by reference to Exhibit 10(c) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2000. See Commission file number 1-6686.

(f)

Executive Severance Agreement, dated as of May 1, 1999, between the Registrant and Sean F. Orr, is incorporated by reference to Exhibit 10(b)(i)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 1999. See Commission file number 1-6686.

(g)

Employment Agreement, dated as of April 27, 1999, between the Registrant and Sean F. Orr, is incorporated by reference to Exhibit 10(b)(i)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 1999. See Commission file number 1-6686.

(h)

Executive Severance Agreement, dated as of April 27, 1999, between the Registrant and Sean F. Orr, is incorporated by reference to Exhibit 10(b)(i)(c) to the Registrant's Report on Form 10-K for the year ended December 31, 1999. See Commission file number 1-6686.

		(iii)	Barry R. Linsky

(a)

Supplemental Employment Agreement, dated as of March 26, 2001, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(iv)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(b)

Supplemental Agreement to an Executive Special Benefit Agreement, dated as of June 30, 2000, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(ii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(c)

Executive Special Benefit-Income Replacement Agreement, dated as of June 1, 2000, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(ii)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(d)

Executive Severance Agreement, dated as of January 1, 1998, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(iv) to the Registrant's Report on Form 10-K for the year ended December 31, 1998. See Commission file number 1-6686.

(e)

Supplemental Agreement, dated as of August 1, 1996, to an Employment Agreement, dated as of January 1, 1991, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(ii)(f) to the Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(f)

Supplemental Agreement, dated as of January 1, 1996, to an Employment agreement, dated January 1, 1991, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(ii)(e) to the Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(g)

Supplemental Agreement, dated as of January 1, 1995, to an Employment Agreement, dated as of January 1, 1991, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(ii)(d) to the Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(h)

Executive Special Benefit Agreement, dated as of March 1, 1993, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(ii)(c) to the Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(i)

Supplemental Agreement, dated as of August 15, 1992, to an Employment Agreement, dated as of January 1, 1991, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(ii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

		(iv)	Bruce Nelson

(a)

Executive Severance Agreement, dated as of April 18, 2002, between the Registrant and Bruce Nelson, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002. See Commission file number 1-6686.

(b)

Employment Agreement, dated as of September 5, 2000, between the Registrant and Bruce Nelson, is incorporated by reference to Exhibit 10(b)(v)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(c)

Executive Special Benefit Agreement, dated as of September 1, 2000, between the Registrant and Bruce Nelson, is incorporated by reference to Exhibit 10(b)(v)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(d)

Supplemental Agreement, dated as of September 1, 2000, to an Executive Special Benefit Agreement, dated as of January 1, 1986, between the Registrant and Bruce Nelson, is incorporated by reference to Exhibit 10(b)(v)(c) to the Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

		(v)	Nicholas J. Camera

			(a)	Employment Agreement, dated as of November 14, 2002, between the Registrant and Nicholas J. Camera, is filed herewith.

(b)

Executive Severance Agreement, dated as of October 31, 1997, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(vi)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

			(c)	Executive Special Benefit Agreement, dated as of January 1, 1995, between the Registrant and Nicholas J. Camera, is filed herewith.

		(vi)	Albert Conte

(a)

Employment Agreement, dated as of February 21, 2000, between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

		(vii)	Thomas Dowling

			(a)	Supplemental Agreement, dated as of November 14, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is filed herewith.

			(b)	Supplemental Agreement, dated as of October 1, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is filed herewith.

(c)

Executive Special Benefit Agreement, dated as of February 1, 2001, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(d)

Executive Special Benefit Agreement, dated as of February 1, 2000, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(e)

Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(iii)(A)(1) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2002. See Commission file number 1-6686.

		(viii)	Brian Brooks

			(a)	Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is filed herewith.

			(b)	Executive Special Benefit Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is filed herewith.

		(ix)	C. Kent Kroeber

(a)

Agreement, dated as of July 11, 2002, between the Registrant and C. Kent Kroeber, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(b)

Executive Special Benefit - Income Replacement Agreement, dated as of July 11, 2002, by and between the Registrant and C. Kent Kroeber, is incorporated by reference to Exhibit 10(iii)(A)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(c)

Letter Agreement, dated July 11,2002, between the Registrant and C. Kent Kroeber, is incorporated by reference to Exhibit 10(iii)(A)(iii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(d)

Supplemental Agreement to an Executive Special Benefit Agreement, dated as of June 30, 2000, between the Registrant and C. Kent Kroeber, is incorporated by reference to Exhibit 10(b)(iii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(e)

Executive Special Benefit-Income Replacement Agreement dated as of June 1, 2000, between the Registrant and C. Kent Kroeber, is incorporated by reference to Exhibit 10(b)(iii)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

		(x)	Gunnar Wilmot

			(a)	Executive Special Benefit Agreement, dated as of January 1, 2002 and signed as of October 2, 2002, between the Registrant and Gunnar Wilmot, is filed herewith.

(b)

Executive Special Benefit Agreement, dated as of April 1, 1999, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(c)

Executive Special Benefit Agreement, dated as of October 1, 1996, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(d)

Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of January 1, 1990, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(c) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(e)

Executive Special Benefit Agreement, dated as of January 1, 1990, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(d) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

		(xi)	Philippe Krakowsky

(a)

Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(b)

Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, dated as of April 1, 2002, and signed as of July 1, 2002, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(c)

Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(d)

Employment Agreement, dated as of January 28, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2002. See Commission file number 1-6686.

		(xii)	Susan Watson

			(a)	Employment Agreement, dated as of November 14, 2002, between the Registrant and Susan Watson, is filed herewith.

		(xiii)	Steven Berns

			(a)	Executive Special Benefit Agreement, dated as of January 1, 2002, and signed as of January 1, 2003, between the Registrant and Steven Berns, is filed herewith.

(b)

Employment Agreement, dated as of August 3, 1999, between the Registrant and Steven Berns, is incorporated by reference to Exhibit 10(b)(xi)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

		(xiv)	Richard P. Sneeder, Jr.

			(a)	Employment Agreement, dated as of November 14, 2002, between the Registrant and Richard P. Sneeder, Jr. , is filed herewith.

			(b)	Executive Severance Agreement, dated as of November 14, 2002, between the Registrant and Richard P. Sneeder, Jr. , is filed herewith.

		(xv)	John J. Dooner, Jr.

			(a)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr. , is filed herewith.

			(b)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr. , is filed herewith.

			(c)	Executive Special Benefit Agreement dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002. , is filed herewith.

(d)

Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2000. See Commission file number 1-6686.

(e)

Supplemental Agreement, dated as of January 1, 1999, to an Employment Agreement dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999. See Commission file number 1-6686.

(f)

Executive Severance Agreement, dated January 1, 1998, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998. See Commission file number 1-6686.

(g)

Supplemental Agreement, dated as of September 1, 1997, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(k) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997. See Commission file number 1-6686.

(h)

Supplemental Agreement dated as of July 1, 1995, to an Employment Agreement between the Registrant and John J. Dooner, Jr., dated as of January 1, 1994, is incorporated by reference to Exhibit 10(B) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995. See Commission file number 1-6686.

(i)

Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(j)

Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(h) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(k)

Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(l)

Supplemental Agreement, dated as of August 10, 1992, to an Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(p) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(m)

Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(n)

Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(o)

Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(p)

Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(t) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

		(xvi)	Jill Considine

(a)

Deferred Compensation Agreement, dated as of April 1, 2002, between the Registrant and Jill Considine, is incorporated by reference to Exhibit 10(c) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002. See Commission file number 1-6686.

		(xvii)	Richard A. Goldstein

(a)

Richard A Goldstein Deferred Compensation Agreement, dated as of June 1, 2001, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001. See Commission file number 1-6686.

          (c)     Executive Compensation Plans.
(i)

Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990. See Commission file number 1-6686.

(ii)

The Stock Option Plan (1988) and the Achievement Stock Award Plan of the Registrant are incorporated by reference to Appendices C and D of the Prospectus, dated May 4, 1989, forming part of its Registration Statement on Form S-8 (No. 33-28143).

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

(v)

The 1986 United Kingdom Stock Option Plan of the Registrant is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

(vi)

The Employee Stock Purchase Plan (1985) of the Registrant, as amended, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. See Commission file number 1-6686.

(vii)

The Long-Term Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A of the Prospectus dated December 12, 1988 forming part of its Registration Statement on Form S-8 (No. 33-25555).

(viii)

Resolution of the Board of Directors adopted on February 16, 1993, amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

(ix)

Resolution of the Board of Directors adopted on May 16, 1989 amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1989. See Commission file number 1-6686.

(x)	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996. See Commission file number 1-6686.

(xi)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997. See Commission file number 1-6686.

(xii)

True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).

(xiii)

Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).

(xiv)

True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xiv) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(xv)

Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xv) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(xvi)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant's Schedule 14A, filed April 17, 2002. See Commission file number 1-6686.

          (d)     Loan Agreements.
	(i)	Amendment No. 1, dated as of March 13, 2002, to the 364-Day Credit Agreement among Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent.

(ii)

Amendment No. 1, dated as of March 13, 2002, to the Amended and Restated Five-Year Credit Agreement, amended and restated as of December 31, 2002, among the Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent, is filed herewith.

(iii)

Waiver and Amendment letter, dated August 6, 2002 to the 364-Day Credit Agreement among the Registrant, the initial lenders named therein, and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10(i)(C) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002. See Commission file number 1-6686.

(iv)

Waiver and Amendment letter dated August 6, 2002 to the Five-Year Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10(i)(D) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002. See Commission file number 1-6686.

(v)

Waiver and Amendment No. 1, dated November 13, 2002 to the 364-Day Credit Agreement among the Registrant, the initial lenders named therein, and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10(i)(A)(i) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(vi)

Waiver and Amendment No. 4, dated November 13, 2002 to the Five-Year Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10(i)(A)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(vii)

Note Purchase Agreement, dated May 26, 1994, between the Registrant and The Prudential Insurance Company of America ("Prudential"), is incorporated by reference to Exhibit 10(i)(B) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(viii)

Note Purchase Agreement, dated April 28, 1995, between the Registrant and Prudential, is incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995. See Commission file number 1-6686.

(ix)

Note Purchase Agreement, dated October 31, 1996, between the Registrant and Prudential, is incorporated by reference to Exhibit 10(d)(iv) to the Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(x)

Note Purchase Agreement, dated August 19, 1997, between the Registrant and Prudential, is incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997. See Commission file number 1-6686.

(xi)

Note Purchase Agreement, dated January 21, 1999, between the Registrant and Prudential, is incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999. See Commission file number 1-6686.

(xii)

Amendment No. 1, dated as of August 3, 1995, to the Note Purchase Agreement dated May 26, 1994, is incorporated by reference to Exhibit 10D(viii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995. See Commission file number 1-6686.

(xiii)

Amendment No. 1, dated as of August 3, 1995, to the Note Purchase Agreement dated August 28, 1995, is incorporated by reference to Exhibit 10D(ix) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995. See Commission file number 1-6686.

(xiv)

Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated May 26, 1994, is incorporated by reference to Exhibit 10(i)(I) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xv)

Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated April 28, 1995, is incorporated by reference to Exhibit 10(i)(J) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xvi)

Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated October 31, 1996, is incorporated by reference to Exhibit 10(i)(K) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xvii)

Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated August 18, 1997, is incorporated by reference to Exhibit 10(i)(L) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xviii)

Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated January 21, 1999, is incorporated by reference to Exhibit 10(i)(M) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xix)

Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated May 26, 1994, is incorporated by reference to Exhibit 10(i)(N) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xx)

Amendment and Waiver Agreement, dated as of June 30, 2002 to the Note Purchase Agreement dated April 28, 1995, is incorporated by reference to Exhibit 10(i)(O) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxi)

Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated October 31, 1996, is incorporated by reference to Exhibit 10(i)(P) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxii)

Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated August 19, 1997, is incorporated by reference to Exhibit 10(i)(Q) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxiii)

Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated January 21, 1999, is incorporated by reference to Exhibit 10(i)(R) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxiv)

Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement dated May 26, 1994, is incorporated by reference to Exhibit 10(i)(S) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxv)

Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement dated April 28, 1995, is incorporated by reference to Exhibit 10(i)(T) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxvi)

Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement, dated October 31, 1996, is incorporated by reference to Exhibit 10(i)(U) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxvii)

Amendment and Waiver Agreement, dated as of September 30, 2002 to the Note Purchase Agreement, dated August 18, 1997, is incorporated by reference to Exhibit 10(i)(V) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxviii)

Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement, dated January 21, 1999, is incorporated by reference to Exhibit 10(i)(W) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

	(xxix)	Amendment, dated March 28, 2003, to the Note Purchase Agreement, dated May 26, 1994, between the Registrant and Prudential, is filed herewith.

	(xxx)	Amendment, dated March 28, 2003, to the Note Purchase Agreement, dated April 28, 1995, between the Registrant and Prudential, is filed herewith.

	(xxxi)	Amendment, dated March 28, 2003, to the Note Purchase Agreement, dated October 31, 1996, between the Registrant and Prudential, is filed herewith.

	(xxxii)	Amendment, dated March 28, 2003, to the Note Purchase Agreement, dated August 19, 1997, between the Registrant and Prudential, is filed herewith.

	(xxxiii)	Amendment, dated March 28, 2003, to the Note Purchase Agreement, dated January 21, 1999, between the Registrant and Prudential, is filed herewith.

(xxxiv)

364-Day Credit Agreement, amended and restated as of December 31, 2002, among the Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent, is incorporated by reference to the Registrant's Current Report On Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 2003.

(xxxv)

Five-Year Credit Agreement, amended and restated as of December 31, 2002, among the Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent, is incorporated by reference to the Registrant's Current Report On Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 2003.

(xxxvi)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated May 26, 1994, is incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003.

(xxxvii)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated April 28, 1995, is incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003.

(xxxviii)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated October 31, 1996, is incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003.

(xxxix)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated August 18, 1997, is incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003.

(xl)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated January 21, 1999, is incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003.

(xli)

Amended and Restated Commitment Letter, dated February 28, 2003, by and among the Registrant, UBS AG and UBS Warburg, LLC, is incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission On March 7, 2003.

(e)	Leases.

Material leases of premises are incorporated by reference to the Registrant's Annual Report on Form 10-K for the years ended December 31, 1980 and December 31, 1988. See Commission file number 1-6686.

(f)	Acquisition Agreement for Purchase of Real Estate.

Acquisition Agreement (in German) between Treuhandelsgesellschaft Aktiengesellschaft & Co. Grundbesitz OHG and McCann-Erickson Deutschland GmbH & Co. Management Property KG ("McCann-Erickson Deutschland") and the English translation of the Acquisition Agreement are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

(g)	Mortgage Agreements and Encumbrances.

(i)

Summaries in German and English of Mortgage Agreements between McCann-Erickson Deutschland and Frankfurter Hypothekenbank Aktiengesellschaft ("Frankfurter Hypothekenbank"), Mortgage Agreement, dated January 22, 1993, between McCann-Erickson Deutschland and Frankfurter Hypothekenbank, Mortgage Agreement, dated January 22, 1993, between McCann-Erickson Deutschland and Frankfurter Hypothekenbank are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. See Commission file number 1-6686. Summaries in German and English of Mortgage Agreement, between McCann-Erickson Deutschland and Frankfurter Sparkasse and Mortgage Agreement, dated January 7, 1993, between McCann-Erickson Deutschland and Frankfurter Sparkasse are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

(ii)

Summaries in German and English of Documents creating Encumbrances in favor of Frankfurter Hypothekenbank and Frankfurter Sparkasse in connection with the aforementioned Mortgage Agreements, Encumbrance, dated January 15, 1993, in favor of Frankfurter Hypothekenbank, and Encumbrance, dated January 15, 1993, in favor of Frankfurter Sparkasse are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

(iii)

Loan Agreement (in English and German), dated January 29, 1993 between Lintas Deutschland GmbH and McCann-Erickson Deutschland is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

(21)	Subsidiaries of the Registrant.

(23)	(a) Consent of Independent Accountants: PricewaterhouseCoopers LLP (b) Consent of Independent Public Accountants: J.H. Cohn LLP

(24)	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

(99) (a)	The Company filed the following reports on Form 8-K during the quarter ended December 31, 2002:

(i) Report dated December 12, 2002. Item 9 Regulation FD Disclosure.

(ii) Report dated December 6, 2002. Item 5 Other Events and Regulation FD Disclosure.

(iii) Report dated November 19, 2002. Item 9 Regulation FD Disclosure.

(iv) Report dated November 19, 2002. Item 5 Other Events and Exhibit 99.1 Press Release.

(v) Report dated November 13, 2002. Item 9 Regulation FD Disclosure.

(vi) Report dated November 13, 2002. Item 5 Other Events and Exhibit 99.1 Press Release.

(vii) Report dated, October 17, 2002. Item 5 Other Events and Exhibit 99.1 Press Release.

(b)	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

March 28, 2003	BY: /s/ David A. Bell
David A. Bell
Chairman of the Board, President
and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Name	Title	Date

/s/ David A. Bell	Chairman of the Board,	March 28, 2003
David A. Bell	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Sean F. Orr	Executive Vice President,	March 28, 2003
Sean F. Orr	Chief Financial Officer
(Principal Financial
Officer) and Director

/s/ Frank J. Borelli	Director	March 28, 2003
Frank J. Borelli

/s/ Reginald K. Brack	Director	March 28, 2003
Reginald K. Brack

/s/ Jill M. Considine	Director	March 28, 2003
Jill M. Considine

/s/ John J. Dooner, Jr.	Director	March 28, 2003
John J. Dooner, Jr.

/s/ Richard A. Goldstein	Director	March 28, 2003
Richard A. Goldstein

/s/ H. John Greeniaus	Director	March 28, 2003
H. John Greeniaus

/s/ Michael I. Roth	Director	March 28, 2003
Michael I. Roth

/s/ J. Philip Samper	Director	March 28, 2003
J. Phillip Samper

/s/ Richard P. Sneeder, Jr.	Vice President and	March 28, 2003
Richard P. Sneeder, Jr.	Controller (Principal
Accounting Officer)

CERTIFICATION

               I, David A. Bell, certify that:

               1.  I have reviewed this annual report on Form 10-K of The Interpublic Group of Companies, Inc.;

               2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                             a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                             b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                             c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                             a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                             b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6.  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date      March 28, 2003

                     /s/ David A. Bell
             Name: David A. Bell
             Title: Chief Executive Officer

CERTIFICATION

               I, Sean F. Orr, certify that:

               1.  I have reviewed this annual report on Form 10-K of The Interpublic Group of Companies, Inc.;

               2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                             a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                             b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                             c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                             a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                             b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6.  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date      March 28, 2003

                     /s/ Sean F. Orr
             Name: Sean F. Orr
             Title: Chief Financial Officer

INDEX TO DOCUMENTS
Exhibit No.		Description
(3)	(a)	The Restated Certificate of Incorporation of the Registrant, as amended is incorporated by reference to its Report on Form 10-Q for the quarter ended June 30, 1999. See Commission file number 1-6686.

	(b)	The By-Laws of the Registrant, amended as of February 19, 1991, are incorporated by reference to its Report on Form 10-K for the year ended December 31, 1990. See Commission file number 1-6686.

(4)	Instruments Defining the Rights of Security Holders.

(a)

Senior Debt Indenture, dated as of October 20, 2000, between the Registrant and The Bank of New York, as trustee is incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 24, 2000.

(b)

First Supplemental Indenture, dated as of August 22, 2001, between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (No. 333-74476).

(c)

Second Supplemental Indenture, dated as of December 14, 2001, between the Registrant and The Bank of New York, as trustee is incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (No. 333-82368).

(d)

Third Supplemental Indenture, dated as of March 13, 2003, between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 18, 2003.

(e)

Registration Rights Agreement, dated as of December 14, 2001, between the Registrant and Salomon Smith Barney Inc., as representative of the initial purchasers named therein, is incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (No. 333-82368).

(f)

Registration Rights Agreement, dated as of March 13, 2003, among the Registrant and Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and UBS Warburg LLC, as representatives of the initial purchasers named therein, is incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 18, 2003.

(g)

Indenture, dated as of September 16, 1997, between the Registrant and The Bank of New York, is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998. See Commission file number 1-6686.

(h)

The Preferred Share Purchase Rights Plan as adopted on July 18, 1989, is incorporated by reference to the Registrant's Registration Statement on Form 8-A dated August 1, 1989 (No. 00017904) and, as amended, by reference to the Registrant's Registration Statement on Form 8 dated October 3, 1989 (No. 00106686).

(10)	Material Contracts.

(a)

Purchase Agreement, dated September 10, 1997, among the Registrant, Morgan Stanley & Co., Incorporated, Goldman Sachs and Co. and SBC Warburg Dillon Read Inc., is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1999. See Commission file number 1-6686.

	(b)	Employment, Consultancy and other Compensatory Arrangements with Management.

Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 2002 and thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

		(i)	David A. Bell

(a)

Employment Agreement Amendment, dated as of June 1, 2001, and signed as of October 1, 2002, between True North Communications Inc. and David A. Bell to an Employment Agreement, dated as of January 1, 2000, as amended, is filed herewith.

(b)

Employment Agreement Amendment, dated as of March 1, 2001, to an Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(c)

David A. Bell Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

		(ii)	Sean F. Orr

			(a)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and Sean F. Orr, is filed herewith.

			(b)	Supplemental Agreement, dated as of November 7, 2002, to Executive Special Benefit Agreements, dated as of May 1, 1999 and May 1, 2002, each between the Registrant and Sean F. Orr, is filed herewith.

			(c)	Executive Special Benefit Agreement, dated as of May 1, 2002, between the Registrant and Sean F. Orr, signed as of November 7, 2002, is filed herewith.

(d)

Supplemental Agreement, dated as of June 1, 2000, to an Executive Severance Agreement, dated as of April 27, 1999, between the Registrant and Sean F. Orr, is incorporated by reference to Exhibit 10(f) to the Registrant's Report on Form 10-Q for the year ended June 30, 2000. See Commission file number 1-6686.

(e)

Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and Sean F. Orr, is incorporated by reference to Exhibit 10(c) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2000. See Commission file number 1-6686.

(f)

Executive Severance Agreement, dated as of May 1, 1999, between the Registrant and Sean F. Orr, is incorporated by reference to Exhibit 10(b)(i)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 1999. See Commission file number 1-6686.

(g)

Employment Agreement, dated as of April 27, 1999, between the Registrant and Sean F. Orr, is incorporated by reference to Exhibit 10(b)(i)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 1999. See Commission file number 1-6686.

(h)

Executive Severance Agreement, dated as of April 27, 1999, between the Registrant and Sean F. Orr, is incorporated by reference to Exhibit 10(b)(i)(c) to the Registrant's Report on Form 10-K for the year ended December 31, 1999. See Commission file number 1-6686.

		(iii)	Barry R. Linsky

(a)

Supplemental Employment Agreement, dated as of March 26, 2001, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(iv)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(b)

Supplemental Agreement to an Executive Special Benefit Agreement, dated as of June 30, 2000, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(ii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(c)

Executive Special Benefit-Income Replacement Agreement, dated as of June 1, 2000, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(ii)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(d)

Executive Severance Agreement, dated as of January 1, 1998, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(iv) to the Registrant's Report on Form 10-K for the year ended December 31, 1998. See Commission file number 1-6686.

(e)

Supplemental Agreement, dated as of August 1, 1996, to an Employment Agreement, dated as of January 1, 1991, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(ii)(f) to the Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(f)

Supplemental Agreement, dated as of January 1, 1996, to an Employment agreement, dated January 1, 1991, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(ii)(e) to the Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(g)

Supplemental Agreement, dated as of January 1, 1995, to an Employment Agreement, dated as of January 1, 1991, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(ii)(d) to the Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(h)

Executive Special Benefit Agreement, dated as of March 1, 1993, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(ii)(c) to the Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(i)

Supplemental Agreement, dated as of August 15, 1992, to an Employment Agreement, dated as of January 1, 1991, between the Registrant and Barry R. Linsky, is incorporated by reference to Exhibit 10(b)(ii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

		(iv)	Bruce Nelson

(a)

Executive Severance Agreement, dated as of April 18, 2002, between the Registrant and Bruce Nelson, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002. See Commission file number 1-6686.

(b)

Employment Agreement, dated as of September 5, 2000, between the Registrant and Bruce Nelson, is incorporated by reference to Exhibit 10(b)(v)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(c)

Executive Special Benefit Agreement, dated as of September 1, 2000, between the Registrant and Bruce Nelson, is incorporated by reference to Exhibit 10(b)(v)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(d)

Supplemental Agreement, dated as of September 1, 2000, to an Executive Special Benefit Agreement, dated as of January 1, 1986, between the Registrant and Bruce Nelson, is incorporated by reference to Exhibit 10(b)(v)(c) to the Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

		(v)	Nicholas J. Camera

			(a)	Employment Agreement, dated as of November 14, 2002, between the Registrant and Nicholas J. Camera, is filed herewith.

(b)

Executive Severance Agreement, dated as of October 31, 1997, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(vi)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

			(c)	Executive Special Benefit Agreement, dated as of January 1, 1995, between the Registrant and Nicholas J. Camera, is filed herewith.

		(vi)	Albert Conte

(a)

Employment Agreement, dated as of February 21, 2000, between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

		(vii)	Thomas Dowling

			(a)	Supplemental Agreement, dated as of November 14, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is filed herewith.

			(b)	Supplemental Agreement, dated as of October 1, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is filed herewith.

(c)

Executive Special Benefit Agreement, dated as of February 1, 2001, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(d)

Executive Special Benefit Agreement, dated as of February 1, 2000, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(e)

Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(iii)(A)(1) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2002. See Commission file number 1-6686.

		(viii)	Brian Brooks

			(a)	Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is filed herewith.

			(b)	Executive Special Benefit Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is filed herewith.

		(ix)	C. Kent Kroeber

(a)

Agreement, dated as of July 11, 2002, between the Registrant and C. Kent Kroeber, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(b)

Executive Special Benefit - Income Replacement Agreement, dated as of July 11, 2002, by and between the Registrant and C. Kent Kroeber, is incorporated by reference to Exhibit 10(iii)(A)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(c)

Letter Agreement, dated July 11,2002, between the Registrant and C. Kent Kroeber, is incorporated by reference to Exhibit 10(iii)(A)(iii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(d)

Supplemental Agreement to an Executive Special Benefit Agreement, dated as of June 30, 2000, between the Registrant and C. Kent Kroeber, is incorporated by reference to Exhibit 10(b)(iii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

(e)

Executive Special Benefit-Income Replacement Agreement dated as of June 1, 2000, between the Registrant and C. Kent Kroeber, is incorporated by reference to Exhibit 10(b)(iii)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2000. See Commission file number 1-6686.

		(x)	Gunnar Wilmot

			(a)	Executive Special Benefit Agreement, dated as of January 1, 2002, and signed as of October 2, 2002, between the Registrant and Gunnar Wilmot, is filed herewith.

(b)

Executive Special Benefit Agreement, dated as of April 1, 1999, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(c)

Executive Special Benefit Agreement, dated as of October 1, 1996, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(d)

Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of January 1, 1990, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(c) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(e)

Executive Special Benefit Agreement, dated as of January 1, 1990, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(d) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

		(xi)	Philippe Krakowsky

(a)

Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(b)

Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, dated as of April 1, 2002, and signed as of July 1, 2002, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(c)

Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(d)

Employment Agreement, dated as of January 28, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2002. See Commission file number 1-6686.

		(xii)	Susan Watson

			(a)	Employment Agreement, dated as of November 14, 2002, between the Registrant and Susan Watson, is filed herewith.

		(xiii)	Steven Berns

			(a)	Executive Special Benefit Agreement, dated as of January 1, 2002, and signed as of January 1, 2003, between the Registrant and Steven Berns, is filed herewith.

(b)

Employment Agreement, dated as of August 3, 1999, between the Registrant and Steven Berns, is incorporated by reference to Exhibit 10(b)(xi)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

		(xiv)	Richard P. Sneeder, Jr.

			(a)	Employment Agreement, dated as of November 14, 2002, between the Registrant and Richard P. Sneeder, Jr. , is filed herewith.

			(b)	Executive Severance Agreement, dated as of November 14, 2002, between the Registrant and Richard P. Sneeder, Jr. , is filed herewith.

		(xv)	John J. Dooner, Jr.

			(a)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr. , is filed herewith.

			(b)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr. , is filed herewith.

			(c)	Executive Special Benefit Agreement dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002. , is filed herewith.

(d)

Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2000. See Commission file number 1-6686.

(e)

Supplemental Agreement, dated as of January 1, 1999, to an Employment Agreement dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999. See Commission file number 1-6686.

(f)

Executive Severance Agreement, dated January 1, 1998, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998. See Commission file number 1-6686.

(g)

Supplemental Agreement, dated as of September 1, 1997, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(k) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997. See Commission file number 1-6686.

(h)

Supplemental Agreement dated as of July 1, 1995, to an Employment Agreement between the Registrant and John J. Dooner, Jr., dated as of January 1, 1994, is incorporated by reference to Exhibit 10(B) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995. See Commission file number 1-6686.

(i)

Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(j)

Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(h) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(k)

Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(l)

Supplemental Agreement, dated as of August 10, 1992, to an Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(p) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(m)

Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(n)

Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(o)

Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(p)

Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(t) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

		(xvi)	Jill Considine

(a)

Deferred Compensation Agreement, dated as of April 1, 2002, between the Registrant and Jill Considine, is incorporated by reference to Exhibit 10(c) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002. See Commission file number 1-6686.

		(xvii)	Richard A. Goldstein

(a)

Richard A Goldstein Deferred Compensation Agreement, dated as of June 1, 2001, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001. See Commission file number 1-6686.

          (c)     Executive Compensation Plans.
(i)

Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990. See Commission file number 1-6686.

(ii)

The Stock Option Plan (1988) and the Achievement Stock Award Plan of the Registrant are incorporated by reference to Appendices C and D of the Prospectus, dated May 4, 1989, forming part of its Registration Statement on Form S-8 (No. 33-28143).

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

(v)

The 1986 United Kingdom Stock Option Plan of the Registrant is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

(vi)

The Employee Stock Purchase Plan (1985) of the Registrant, as amended, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. See Commission file number 1-6686.

(vii)

The Long-Term Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A of the Prospectus dated December 12, 1988 forming part of its Registration Statement on Form S-8 (No. 33-25555).

(viii)

Resolution of the Board of Directors adopted on February 16, 1993, amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

(ix)

Resolution of the Board of Directors adopted on May 16, 1989 amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1989. See Commission file number 1-6686.

(x)	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996. See Commission file number 1-6686.

(xi)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997. See Commission file number 1-6686.

(xii)

True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).

(xiii)

Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).

(xiv)

True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xiv) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(xv)

Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xv) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(xvi)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant's Schedule 14A, filed April 17, 2002. See Commission file number 1-6686.

          (d)     Loan Agreements.
	(i)	Amendment No. 1, dated as of March 13, 2002, to the 364-Day Credit Agreement among Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent.

(ii)

Amendment No. 1, dated as of March 13, 2002, to the Amended and Restated Five-Year Credit Agreement, amended and restated as of December 31, 2002, among the Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent, is filed herewith.

(iii)

Waiver and Amendment letter, dated August 6, 2002 to the 364-Day Credit Agreement among the Registrant, the initial lenders named therein, and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10(i)(C) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002. See Commission file number 1-6686.

(iv)

Waiver and Amendment letter dated August 6, 2002 to the Five-Year Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10(i)(D) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002. See Commission file number 1-6686.

(v)

Waiver and Amendment No. 1, dated November 13, 2002 to the 364-Day Credit Agreement among the Registrant, the initial lenders named therein, and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10(i)(A)(i) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(vi)

Waiver and Amendment No. 4, dated November 13, 2002 to the Five-Year Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10(i)(A)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(vii)

Note Purchase Agreement, dated May 26, 1994, between the Registrant and The Prudential Insurance Company of America ("Prudential"), is incorporated by reference to Exhibit 10(i)(B) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(viii)

Note Purchase Agreement, dated April 28, 1995, between the Registrant and Prudential, is incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995. See Commission file number 1-6686.

(ix)

Note Purchase Agreement, dated October 31, 1996, between the Registrant and Prudential, is incorporated by reference to Exhibit 10(d)(iv) to the Registrant's Report on Form 10-K for the year ended December 31, 1996. See Commission file number 1-6686.

(x)

Note Purchase Agreement, dated August 19, 1997, between the Registrant and Prudential, is incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997. See Commission file number 1-6686.

(xi)

Note Purchase Agreement, dated January 21, 1999, between the Registrant and Prudential, is incorporated by reference to Exhibit 10(a) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999. See Commission file number 1-6686.

(xii)

Amendment No. 1, dated as of August 3, 1995, to the Note Purchase Agreement dated May 26, 1994, is incorporated by reference to Exhibit 10D(viii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995. See Commission file number 1-6686.

(xiii)

Amendment No. 1, dated as of August 3, 1995, to the Note Purchase Agreement dated August 28, 1995, is incorporated by reference to Exhibit 10D(ix) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995. See Commission file number 1-6686.

(xiv)

Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated May 26, 1994, is incorporated by reference to Exhibit 10(i)(I) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xv)

Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated April 28, 1995, is incorporated by reference to Exhibit 10(i)(J) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xvi)

Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated October 31, 1996, is incorporated by reference to Exhibit 10(i)(K) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xvii)

Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated August 18, 1997, is incorporated by reference to Exhibit 10(i)(L) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xviii)

Amendment, dated as of June 30, 2001, to the Note Purchase Agreement dated January 21, 1999, is incorporated by reference to Exhibit 10(i)(M) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xix)

Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated May 26, 1994, is incorporated by reference to Exhibit 10(i)(N) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xx)

Amendment and Waiver Agreement, dated as of June 30, 2002 to the Note Purchase Agreement dated April 28, 1995, is incorporated by reference to Exhibit 10(i)(O) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxi)

Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated October 31, 1996, is incorporated by reference to Exhibit 10(i)(P) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxii)

Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated August 19, 1997, is incorporated by reference to Exhibit 10(i)(Q) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxiii)

Amendment and Waiver Agreement, dated as of June 30, 2002, to the Note Purchase Agreement dated January 21, 1999, is incorporated by reference to Exhibit 10(i)(R) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxiv)

Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement dated May 26, 1994, is incorporated by reference to Exhibit 10(i)(S) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxv)

Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement dated April 28, 1995, is incorporated by reference to Exhibit 10(i)(T) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxvi)

Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement, dated October 31, 1996, is incorporated by reference to Exhibit 10(i)(U) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxvii)

Amendment and Waiver Agreement, dated as of September 30, 2002 to the Note Purchase Agreement, dated August 18, 1997, is incorporated by reference to Exhibit 10(i)(V) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(xxviii)

Amendment and Waiver Agreement, dated as of September 30, 2002, to the Note Purchase Agreement, dated January 21, 1999, is incorporated by reference to Exhibit 10(i)(W) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

	(xxix)	Amendment, dated March 28, 2003, to the Note Purchase Agreement, dated May 26, 1994, between the Registrant and Prudential, is filed herewith.

	(xxx)	Amendment, dated March 28, 2003, to the Note Purchase Agreement, dated April 28, 1995, between the Registrant and Prudential, is filed herewith.

	(xxxi)	Amendment, dated March 28, 2003, to the Note Purchase Agreement, dated October 31, 1996, between the Registrant and Prudential, is filed herewith.

	(xxxii)	Amendment, dated March 28, 2003, to the Note Purchase Agreement, dated August 19, 1997, between the Registrant and Prudential, is filed herewith.

	(xxxiii)	Amendment, dated March 28, 2003, to the Note Purchase Agreement, dated January 21, 1999, between the Registrant and Prudential, is filed herewith.

(xxxiv)

364-Day Credit Agreement, amended and restated as of December 31, 2002, among the Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent, is incorporated by reference to the Registrant's Current Report On Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 2003.

(xxxv)

Five-Year Credit Agreement, amended and restated as of December 31, 2002, among the Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent, is incorporated by reference to the Registrant's Current Report On Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 2003.

(xxxvi)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated May 26, 1994, is incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003.

(xxxvii)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated April 28, 1995, is incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003.

(xxxviii)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated October 31, 1996, is incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003.

(xxxix)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated August 18, 1997, is incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003.

(xl)

Amendment, dated as of December 31, 2002, to the Note Purchase Agreement dated January 21, 1999, is incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission On February 12, 2003.

(xli)

Amended and Restated Commitment Letter, dated February 28, 2003, by and among the Registrant, UBS AG and UBS Warburg, LLC, is incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission On March 7, 2003.

(e)	Leases.

Material leases of premises are incorporated by reference to the Registrant's Annual Report on Form 10-K for the years ended December 31, 1980 and December 31, 1988. See Commission file number 1-6686.

(f)	Acquisition Agreement for Purchase of Real Estate.

Acquisition Agreement (in German) between Treuhandelsgesellschaft Aktiengesellschaft & Co. Grundbesitz OHG and McCann-Erickson Deutschland GmbH & Co. Management Property KG ("McCann-Erickson Deutschland") and the English translation of the Acquisition Agreement are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

(g)	Mortgage Agreements and Encumbrances.

(i)

Summaries in German and English of Mortgage Agreements between McCann-Erickson Deutschland and Frankfurter Hypothekenbank Aktiengesellschaft ("Frankfurter Hypothekenbank"), Mortgage Agreement, dated January 22, 1993, between McCann-Erickson Deutschland and Frankfurter Hypothekenbank, Mortgage Agreement, dated January 22, 1993, between McCann-Erickson Deutschland and Frankfurter Hypothekenbank are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. See Commission file number 1-6686. Summaries in German and English of Mortgage Agreement, between McCann-Erickson Deutschland and Frankfurter Sparkasse and Mortgage Agreement, dated January 7, 1993, between McCann-Erickson Deutschland and Frankfurter Sparkasse are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

(ii)

Summaries in German and English of Documents creating Encumbrances in favor of Frankfurter Hypothekenbank and Frankfurter Sparkasse in connection with the aforementioned Mortgage Agreements, Encumbrance, dated January 15, 1993, in favor of Frankfurter Hypothekenbank, and Encumbrance, dated January 15, 1993, in favor of Frankfurter Sparkasse are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

(iii)

Loan Agreement (in English and German), dated January 29, 1993 between Lintas Deutschland GmbH and McCann-Erickson Deutschland is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. See Commission file number 1-6686.

(21)	Subsidiaries of the Registrant.

(23)	(a) Consent of Independent Accountants: PricewaterhouseCoopers LLP (b) Consent of Independent Public Accountants: J.H. Cohn LLP

(24)	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

(99) (a)	The Company filed the following reports on Form 8-K during the quarter ended December 31, 2002:

(i) Report dated December 12, 2002. Item 9 Regulation FD Disclosure.

(ii) Report dated December 6, 2002. Item 5 Other Events and Regulation FD Disclosure.

(iii) Report dated November 19, 2002. Item 9 Regulation FD Disclosure.

(iv) Report dated November 19, 2002. Item 5 Other Events and Exhibit 99.1 Press Release.

(v) Report dated November 13, 2002. Item 9 Regulation FD Disclosure.

(vi) Report dated November 13, 2002. Item 5 Other Events and Exhibit 99.1 Press Release.

(vii) Report dated, October 17, 2002. Item 5 Other Events and Exhibit 99.1 Press Release.

(b)	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF MANAGEMENT

The financial statements, including the financial analysis and all other information in this Form 10-K, were prepared by management, who is responsible for their integrity and objectivity. Management believes the financial statements, which require the use of certain estimates and judgments, reflect the Company's financial position and operating results in conformity with generally accepted accounting principles. All financial information in this Form 10-K is consistent with the financial statements.

Management maintains a system of internal accounting controls which provides reasonable assurance that, in all material respects, assets are maintained and accounted for in accordance with management's authorization, and transactions are recorded accurately in the books and records. In response to various issues related to the restatements that arose in 2002, the Company has taken steps to strengthen control processes in order both to identify and rectify all past accounting misstatements and prevent the situations that resulted in the need to restate prior periods from recurring. To assure the effectiveness of the internal control system, the organizational structure provides for defined lines of responsibility and delegation of authority.

The Finance Committee of the Board of Directors, which is comprised of the Company's Chairman and Chief Financial Officer and four outside Directors, is responsible for defining these lines of responsibility and delegating the authority to management to conduct the day-to-day financial affairs of the Company. In carrying out its duties, the Finance Committee primarily focuses on monitoring financial and operational goals and guidelines; approving and monitoring specific proposals for acquisitions; approving capital expenditures; working capital, cash and balance sheet management; and overseeing the hedging of foreign exchange, interest-rate and other financial risks. The Committee meets regularly to review presentations and reports on these and other financial matters to the Board. It also works closely with, but is separate from, the Audit Committee of the Board of Directors.

The Company has formally stated and communicated policies requiring of employees high ethical standards in their conduct of its business. As a further enhancement of the above, the Company's comprehensive internal audit program is designed for continual evaluation of the adequacy and effectiveness of its internal controls and measures adherence to established policies and procedures.

The Audit Committee of the Board of Directors is comprised of four directors, none of whom who are employees of the Company. The Committee reviews audit plans, internal controls, financial reports and related matters, and meets regularly with management, internal auditors and independent accountants. The independent accountants and the internal auditors have free access to the Audit Committee, without management being present, to discuss the results of their audits or any other matters.

The independent accountants, PricewaterhouseCoopers LLP, were recommended by the Audit Committee of the Board of Directors and selected by the Board of Directors, and their appointment was ratified by the stockholders. The independent accountants have examined the financial statements of the Company and their opinion is included as part of the financial statements.

     /s/ David A. Bell

David A. Bell
Chairman and Chief Executive Officer

     /s/ Sean F. Orr
Sean F. Orr
Executive Vice President and Chief Financial Officer