Form 10-Q
period 2003-03-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2003-05-15
CIK 51644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

                                       OR

     / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-6686

                    THE INTERPUBLIC GROUP OF COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                      13 -1024020
      -------------------------------                       ------------------
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

1271 Avenue of the Americas, New York, New York                   10020
-----------------------------------------------             ------------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (212) 399 -8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Executive Act Rule 12b-2) Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at April 30, 2003: 389,639,512 shares.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                    I N D E X

                                                                                Page No.
                                                                                --------

PART I.    FINANCIAL INFORMATION

      Item 1.    FINANCIAL STATEMENTS

                 Consolidated Statement of Operations
                   Three months ended March 31, 2003
                   and 2002 (unaudited)                                              3

                 Consolidated Balance Sheet
                   March 31, 2003 and
                   December 31, 2002 (unaudited)                                     4

                 Consolidated Statement of Comprehensive Income
                   Three months ended March 31, 2003
                   and 2002 (unaudited)                                              6

                 Consolidated Statement of Cash Flow
                   Three months ended March 31, 2003
                   and 2002 (unaudited)                                              7

                 Notes to consolidated financial statements (unaudited)              8

      Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    19

      Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         29

      Item 4.    CONTROLS AND PROCEDURES                                            30

PART II. OTHER INFORMATION

      Item 1.    LEGAL PROCEEDINGS                                                  32

      Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                          34

      Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   35

      SIGNATURES                                                                    37

      CERTIFICATIONS                                                                38

      INDEX TO EXHIBITS                                                             40

                         PART I - FINANCIAL INFORMATION

ITEM 1.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             2003            2002
                                                                         ------------    ------------
REVENUE                                                                  $    1,433.0    $    1,420.0
                                                                         ------------    ------------
OPERATING EXPENSES:
  Salaries and related expenses                                                 908.2           868.8
  Office and general expenses                                                   484.4           419.8
  Amortization of intangible assets                                               4.2             2.8
  Long-lived asset impairment                                                    11.1              --
                                                                         ------------    ------------

      Total operating expenses                                                1,407.9         1,291.4
                                                                         ------------    ------------

OPERATING INCOME                                                                 25.1           128.6
                                                                         ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                              (38.8)          (35.3)
  Interest income                                                                 7.9             6.9
  Other income (expense)                                                         (0.2)            0.3
  Investment impairment                                                          (2.7)             --
                                                                         ------------    ------------
      Total other income (expense)                                              (33.8)          (28.1)
                                                                         ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT OF)  INCOME TAXES                    (8.7)          100.5

  Provision for (benefit of) income taxes                                        (3.8)           38.0
                                                                         ------------    ------------

INCOME (LOSS) OF CONSOLIDATED COMPANIES                                          (4.9)           62.5

  Income applicable to minority interests                                        (0.8)           (3.6)
  Equity in net income (loss) of unconsolidated affiliates                       (2.9)            0.9
                                                                         ------------    ------------

NET INCOME (LOSS)                                                        $       (8.6)   $       59.8
                                                                         ============    ============

Earnings (loss) per share:
  Basic                                                                  $      (0.02)   $       0.16
  Diluted                                                                $      (0.02)   $       0.16

Weighted average shares:
  Basic                                                                         381.8           373.0
  Diluted                                                                       381.8           379.8

Cash dividends per share                                                           --    $      0.095

The accompanying notes are an integral part of these consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS
                                   (UNAUDITED)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2003            2002
                                                               ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                    $    1,188.2    $      933.0
  Account receivables (net of allowance for doubtful
    accounts: 2003- $141.5; 2002-$139.8)                            4,254.1         4,517.6
  Expenditures billable to clients                                    390.4           407.6
  Deferred taxes on income                                             58.4            37.0
  Prepaid expenses and other current assets                           413.6           427.1
  Assets held for sale (Note 12)                                      414.6              --
                                                               ------------    ------------
     Total current assets                                           6,719.3         6,322.3
                                                               ------------    ------------
FIXED ASSETS, AT COST:
  Land and buildings                                                  139.3           168.2
  Furniture and equipment                                           1,048.9         1,125.1
  Leasehold improvements                                              476.7           487.8
                                                               ------------    ------------
                                                                    1,664.9         1,781.1
  Less: accumulated depreciation                                     (937.4)         (955.4)
                                                               ------------    ------------

     Total fixed assets                                               727.5           825.7
                                                               ------------    ------------

OTHER ASSETS:
  Investment in less than majority-owned affiliates                   388.8           357.3
  Deferred taxes on income                                            508.5           509.9
  Other assets                                                        311.9           319.8
  Intangible assets (net of accumulated
    amortization: 2003- $992.6; 2002-$1,038.5)                      3,307.1         3,458.7
                                                               ------------    ------------
     Total other assets                                             4,516.3         4,645.7
                                                               ------------    ------------

TOTAL ASSETS                                                   $   11,963.1    $   11,793.7
                                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                      MARCH 31,     DECEMBER 31,
                                                                        2003            2002
                                                                    ------------    ------------
CURRENT LIABILITIES:
  Accounts payable                                                  $    4,677.4    $    5,125.5
  Accrued expenses                                                       1,017.4         1,110.8
  Accrued income taxes                                                       3.4            33.2
  Loans payable                                                             80.1           239.3
  Zero-coupon convertible senior notes                                     582.5           581.0
  Liabilities held for sale (Note 12)                                      121.1              --
                                                                    ------------    ------------

         Total current liabilities                                       6,481.9         7,089.8
                                                                    ------------    ------------

NON-CURRENT LIABILITIES:
  Long-term debt                                                         1,249.2         1,253.1
  Convertible subordinated notes                                           568.8           564.6
  Convertible senior notes                                                 800.0              --
  Deferred compensation                                                    472.8           470.5
  Accrued postretirement benefits                                           52.8            55.6
  Other non-current liabilities                                            121.6           189.7
  Minority interests in consolidated subsidiaries                           64.5            70.4
                                                                    ------------    ------------
         Total non-current liabilities                                   3,329.7         2,603.9
                                                                    ------------    ------------

Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value,
    shares authorized: 20.0, shares issued: none
  Common stock, $0.10 par value,
     shares authorized: 550.0,
     shares issued: 2003- 389.6; 2002 - 389.3                               39.0            38.9
  Additional paid-in capital                                             1,765.7         1,797.0
  Retained earnings                                                        849.4           858.0
  Accumulated other comprehensive loss, net of tax                        (347.2)         (373.6)
                                                                    ------------    ------------
                                                                         2,306.9         2,320.3
  Less:
  Treasury stock, at cost: 2003 - 1.6 shares; 2002 - 3.1 shares            (65.0)         (119.2)
  Unamortized deferred compensation                                        (90.4)         (101.1)
                                                                    ------------    ------------

         Total stockholders' equity                                      2,151.5         2,100.0
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   11,963.1    $   11,793.7
                                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                          THREE MONTHS ENDED MARCH 31,
                              (AMOUNTS IN MILLIONS)
                                   (UNAUDITED)

                                                             2003         2002
                                                          ---------    ---------
NET INCOME (LOSS)                                         $    (8.6)   $    59.8
                                                          ---------    ---------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                       29.6        (18.5)
                                                          ---------    ---------

ADJUSTMENT FOR MINIMUM PENSION LIABILITY
  Adjustment for minimum pension liability                     (4.7)          --
  Tax benefit                                                   2.0           --
                                                          ---------    ---------
Adjustment for Minimum Pension Liability                       (2.7)          --
                                                          ---------    ---------

UNREALIZED HOLDING GAINS (LOSSES) ON SECURITIES
  Unrealized holding gains                                       --          0.9
  Tax expense                                                    --         (0.4)
  Unrealized holding losses                                    (0.8)          --
  Tax benefit                                                   0.3           --
                                                          ---------    ---------
Unrealized Holding Gains (Losses) on Securities                (0.5)         0.5
                                                          ---------    ---------

COMPREHENSIVE INCOME                                      $    17.8    $    41.8
                                                          =========    =========

        The accompanying notes are an integral part of these consolidated financial statements

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                              (AMOUNTS IN MILLIONS)
                                   (UNAUDITED)

                                                                                  2003            2002
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $       (8.6)   $       59.8
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  CASH USED IN OPERATING ACTIVITIES:
  Depreciation and amortization of fixed assets                                       47.2            48.7
  Amortization of intangible assets                                                    4.2             2.8
  Amortization of restricted stock awards and bond discounts                          18.4            18.4
  Provision for (benefit of) deferred income taxes                                   (21.7)           42.3
  Undistributed equity earnings                                                        2.9            (0.9)
  Income applicable to minority interests                                              0.8             3.6
  Long-lived asset impairment                                                         11.1              --
  Investment impairment                                                                2.7              --
  Other                                                                               (0.7)           (0.1)
CHANGE IN ASSETS AND LIABILITIES, NET OF ACQUISITIONS:
  Accounts receivable                                                                233.6           160.4
  Expenditures billable to clients                                                   (16.1)          (68.5)
  Prepaid expenses and other current assets                                          (39.6)            0.3
  Accounts payable, accrued expenses and other current liabilities                  (513.9)         (417.8)
  Accrued income taxes                                                                12.7           (45.9)
  Other non-current assets and liabilities                                           (19.1)            2.4
                                                                              ------------    ------------

        Net cash used in operating activities                                       (286.1)         (194.5)
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                 (52.9)          (65.3)
  Capital expenditures                                                               (31.0)          (34.8)
  Proceeds from sales of businesses                                                    1.0             0.2
  Proceeds from sales of long-term investments                                        14.2            33.2
  Purchases of long-term investments                                                  (3.9)          (32.7)
  Maturities of short-term marketable securities                                      11.2            11.2
  Purchases of short-term marketable securities                                      (18.7)           (4.3)
  Other investments and miscellaneous assets                                         (31.7)           (3.4)
                                                                              ------------    ------------

        Net cash used in investing activities                                       (111.8)          (95.9)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term bank borrowings                                 (165.9)           72.6
  Proceeds from long-term debt                                                       800.7             7.3
  Payments of long-term debt                                                          (0.7)         (124.0)
  Treasury stock acquired                                                               --            (2.2)
  Issuance of common stock                                                             2.9            26.0
  Distributions to minority interests                                                 (0.2)           (3.3)
  Contributions from minority interests                                                1.0              --
  Cash dividends                                                                        --           (36.0)
                                                                              ------------    ------------

        Net cash provided by (used in) financing activities                          637.8           (59.6)
                                                                              ------------    ------------

Effect of exchange rates on cash and cash equivalents                                 15.3           (10.1)
                                                                              ------------    ------------

Increase (decrease) in cash and cash equivalents                                     255.2          (360.1)
Cash and cash equivalents at beginning of year                                       933.0           935.2
                                                                              ------------    ------------
Cash and cash equivalents at end of period                                    $    1,188.2    $      575.1
                                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     In the opinion of management, the financial statements included herein contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company" or "Interpublic") December 31, 2002 Annual Report to Stockholders filed on Form 10-K. The operating results for the first three months of the year are not necessarily indicative of the results for the year or other interim periods.

2.   EARNINGS (LOSS) PER SHARE
     The following sets forth the computation of earnings (loss) per share for the three month periods ended March 31, 2003 and 2002:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                                2003            2002
                                                                            ------------    ------------
     BASIC
     Net income (loss)                                                      $       (8.6)   $       59.8
                                                                            ============    ============

     Weighted average number of common shares outstanding                          381.8           373.0
                                                                            ============    ============

     Income (loss) per share                                                $      (0.02)   $       0.16
                                                                            ============    ============
     DILUTED(a)
     Net income (loss) - diluted                                            $       (8.6)   $       59.8
                                                                            ============    ============

     Weighted average number of common shares outstanding                          381.8           373.0

     Weighted average number of incremental shares
       in connection with restricted stock
       and assumed exercise of stock options                                          --             6.8
                                                                            ------------    ------------

     Weighted average number of common shares outstanding - diluted                381.8           379.8
                                                                            ============    ============

     Income (loss) per share - diluted                                      $      (0.02)   $       0.16
                                                                            ============    ============

     (a) The computation of diluted earnings per share for 2003 and 2002 excludes the assumed conversion of the 1.80% and 1.87% Convertible Subordinated Notes because they were anti-dilutive. The computation of diluted earnings per share for 2003 excludes the conversion of restricted stock and assumed exercise of stock options because they were anti-dilutive.

3.   STOCK OPTION PLANS
     The Company has various stock-based compensation plans. The stock-based compensation plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. Generally, all employee stock options are issued with the exercise price equal to the market price of the underlying shares at the grant date and therefore, no compensation expense is recorded. The intrinsic value of restricted stock grants and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period.

     If compensation cost for the Company's stock option plans and its Employee Stock Purchase Plan ("ESPP") had been determined based on the fair value at the grant dates as defined by SFAS 123, the Company's pro forma net income
     (loss) and earnings (loss) per share would have been as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------------
                                                                          2003               2002
                                                                    ---------------    ---------------
     NET INCOME (LOSS)
     As reported, net income (loss)                                 $          (8.6)   $          59.8
     Add back:
        Stock-based employee compensation expense included in
          reported net income, net of tax                                      10.0               10.1

     Deduct:
        Total fair value of stock based employee
          compensation expense, net of tax                                    (18.3)             (19.4)
                                                                    ---------------    ---------------
     Pro forma                                                      $         (16.9)   $          50.5
                                                                    ===============    ===============

     EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share
        As reported                                                 $         (0.02)   $          0.16
        Pro forma                                                   $         (0.04)   $          0.14

     Diluted earnings (loss) per share
        As reported                                                 $         (0.02)   $          0.16
        Pro forma                                                   $         (0.04)   $          0.13

     For purposes of this pro forma information, the fair value of shares under the ESPP was based on the 15% discount received by employees. The weighted-average fair value (discount) on the date of purchase for stock purchased under this plan was $1.57 and $4.44 in 2003, and 2002, respectively.

     The weighted-average fair value of options granted during the three months ended March 31, 2003 and 2002 was $4.51 and $11.02, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                THREE MONTHS ENDED MARCH 31,
                                                               ------------------------------
                                                                    2003             2002
                                                               -------------    -------------
     Expected option lives                                           6 years          6 years

     Risk free interest rate                                            3.38%            4.98%

     Expected volatility                                               43.50%           34.28%

     Dividend yield                                                       --             1.29%

4.   RESTRUCTURING AND OTHER MERGER RELATED COSTS
     Following the completion of the True North acquisition in June 2001, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in 2001 in connection with the plan was $645.6. An additional $12.1 was recorded in 2002 related primarily to additional projected lease losses from premises vacated as part of the 2001 restructuring plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     A summary of the remaining liability for restructuring and other merger related costs is as follows:

                                                                     CASH PAID
                                                     LIABILITY AT     THROUGH        LIABILITY
                                                       DECEMBER        MARCH         AT MARCH
                                                       31, 2002       31, 2003       31, 2003
                                                     ------------   ------------   ------------
     TOTAL BY TYPE
     Severance and termination costs                 $       15.9   $        5.3   $       10.6
     Lease termination and other exit costs                  94.6           10.1           84.5
                                                     ------------   ------------   ------------
     Total                                           $      110.5   $       15.4   $       95.1
                                                     ============   ============   ============

5.   LONG-LIVED ASSET IMPAIRMENT CHARGE
     During the first quarter of 2003, the Company recorded an $11.1 charge related to the impairment of long-lived assets at its Motorsports business. This amount reflects $4.0 of capital expenditure outlays in the three months ended March 31, 2003, contractually required to upgrade and maintain certain of its existing racing facilities, as well as an impairment of assets at other Motorsports entities.

6.   NEW ACCOUNTING STANDARDS
     In June 2001, Statement of Financial Accounting Standards 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143") was issued. SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS 143 requires an increase in the carrying amount of the related long-lived assets. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have an impact on the Company's financial position or results of operations.

     In June 2002, SFAS 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS 146") was issued. SFAS 146 changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date.

7.   DERIVATIVE AND HEDGING INSTRUMENTS
     HEDGES OF NET INVESTMENTS
     On December 12, 2002, the Company designated the Yen borrowings under its $375.0 Revolving Credit Facility in the amount of $36.5 as a hedge of its net investment in Japan.

     FORWARD CONTRACTS
     As of March 31, 2003, the Company had short-term contracts covering approximately $38.9 of notional amount of currency. As of March 31, 2003, the fair value of the forward contracts was a gain of $1.4.

     OTHER
     The Company has two embedded derivative instruments under the terms of each of the Zero-Coupon Convertible Notes, and the 4.5% Convertible Senior Notes issued in March 2003. At March 31, 2003, the fair value of these derivatives was negligible.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

8.   SEGMENT INFORMATION
     The Company is organized into five global operating groups: a) McCann-Erickson WorldGroup ("McCann"), b) the FCB Group ("FCB"), c) The Partnership, d) Advanced Marketing Services ("AMS") and e) Interpublic Sports and Entertainment Group ("SEG"). Each of the five groups has its own management structure and reports to senior management of the Company on the basis of the five groups. McCann, FCB and The Partnership provide a full complement of global marketing services including advertising and media management, marketing communications including direct marketing, public relations, sales promotion, event marketing, on-line marketing and healthcare marketing in addition to specialized marketing services. AMS provides specialized and advanced marketing services and also includes NFO WorldGroup (for marketing intelligence services). SEG includes Octagon (for sports marketing), Motorsports (for its motorsports business), and Jack Morton Worldwide (for specialized marketing services including corporate events, meetings and training/learning).

     Each of McCann, FCB, The Partnership, AMS and SEG operate with the same business objective which is to provide clients with a wide variety of services that contribute to the delivery of a message and to the maintenance or creation of a brand. However, the Partnership and AMS historically have had lower gross margins than the Company average. The five global operating groups share numerous clients, have similar cost structures, provide services in a similar fashion and draw their employee base from the same sources. The annual margins of each of the five groups may vary due to global economic conditions, client spending and specific circumstances such as the Company's restructuring activities. However, based on the respective future prospects of McCann, FCB, The Partnership and AMS, the Company believes that the long-term average gross margin of each of these four groups will converge over time and, given the similarity of the operations, the four groups have been aggregated. SEG has different margins than the remaining four groups and, given current projections, the Company believes that the margins for this operating segment will not converge with the remaining four groups.

     SEG revenue is not material to the Company as a whole. However, due to the recording of long-lived asset impairment charges, the operating difficulties and resulting higher costs from its motorsports business, SEG has incurred significant operating losses. Based on the fact that the book value of long-lived assets relating to Motorsports and other substantial contractual obligations may not be fully recoverable, the Company no longer expects that margins of SEG will converge with those of the rest of IPG and accordingly, reports SEG as a separate reportable segment. Other than the impairment charges which are discussed below, the operating results of SEG are not material to those of the Company, and therefore are not discussed in detail below.

     Accordingly, in accordance with SFAS 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", the Company has two reportable segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based upon operating earnings before interest and income taxes.

     At March 31, 2003 the assets of the reportable segments have not changed materially from those levels reported at December 31, 2002. Summary financial information concerning the Company's reportable segments is shown in the following table:

                                                              IPG
                                                             (EXCL.                      CONSOLIDATED
                                                              SEG)           SEG             TOTAL
                                                          ------------   ------------    ------------
     THREE MONTHS ENDED MARCH 31, 2003
     Revenue                                              $    1,347.4   $       85.6    $    1,433.0
     Operating income (loss)                                      46.1          (21.0)           25.1
     Depreciation and amortization of fixed assets                43.8            3.4            47.2
     Capital expenditures                                 $       23.1   $        7.9    $       31.0

     THREE MONTHS ENDED MARCH 31, 2002
     Revenue                                              $    1,336.3   $       83.7    $    1,420.0
     Operating income                                            122.5            6.1           128.6
     Depreciation and amortization of fixed assets                44.5            4.2            48.7
     Capital expenditures                                 $       30.5   $        4.3    $       34.8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     A reconciliation of information between reportable segments and the Company's consolidated pre-tax earnings is shown in the following table:

     THREE MONTHS ENDED MARCH 31,                             2003            2002
     ----------------------------                         ------------    ------------
     Total operating income for reportable segments       $       25.1    $      128.6
     Interest expense                                            (38.8)          (35.3)
     Interest income                                               7.9             6.9
     Other income (loss)                                          (0.2)            0.3
     Investment impairment                                        (2.7)              -
                                                          ------------    ------------
     Income (loss) before income taxes                    $       (8.7)   $      100.5
                                                          ============    ============

9.   ACQUISITIONS AND DEFERRED PAYMENTS
     During the first three months of 2003, the Company completed one acquisition for $2.1 in cash. Additionally, the Company paid $7.2 in cash and $0.1 in stock for additional ownership interests in companies in which a previous investment had been made.

     During the first three months of 2003, the Company paid $44.2 in cash and $14.9 in stock as deferred payments on acquisitions that had closed in prior years. During the first three months of 2002, the Company paid $59.1 in cash and $10.0 in stock as deferred payments on acquisitions that had closed in prior years.

     Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance and are recorded as an increase to goodwill and other intangibles.

     As of March 31, 2003, the Company's estimated liability for earn-outs is as follows:

                                                                    2006 AND
                               2003         2004         2005      THEREAFTER      TOTAL
                            ----------   ----------   ----------   ----------   ----------
     Cash                   $    105.1   $     81.0   $     49.1   $     24.6   $    259.8
     Stock                        28.4         12.1         16.6         11.6         68.7
                            ----------   ----------   ----------   ----------   ----------
       TOTAL                $    133.5   $     93.1   $     65.7   $     36.2   $    328.5
                            ==========   ==========   ==========   ==========   ==========

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

     The total amount of potential payments under put options is $193.4, of which $6.9 is payable in stock. Exercise of the put options would require payments to be made as follows:

     2003                          $  74.4
     2004                          $  33.8
     2005                          $  35.0
     2006 and thereafter           $  50.2

     The actual amount to be paid is contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

     The Company also has call options to acquire additional equity interests in companies in which it already has an ownership interest. The estimated amount that would be paid under such call options is $111.6 and, in the event of exercise, would be paid as follows:

     2003                          $  23.1
     2004                          $   7.6
     2005                          $  15.3
     2006 and thereafter           $  65.6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     The actual amount to be paid is contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement

10.  DEBT AND CERTAIN LIQUIDITY MATTERS
     Total debt at March 31, 2003 was $3,280.6, an increase of $642.6 from December 31, 2002. The Company's debt position at March 31, 2003 reflects both the 4.5% Convertible Notes and the Zero-Coupon Notes outstanding at that date. In addition, the Company's debt position was positively impacted by international cash and debt pooling arrangements that were put in place to optimize the net debt balances in certain markets.

     REVOLVING CREDIT AGREEMENTS
     On June 27, 2000, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of five years and for borrowings of up to $375.0 (the "Five-Year Revolving Credit Facility"). On May 16, 2002, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of 364 days and for borrowings of up to $500.0 (the "Old 364-Day Revolving Credit Facility"). The Company replaced the Old 364-Day Revolving Credit Facility with a new 364-day revolving credit facility, which it entered into with a syndicate of banks on May 15, 2003 (the "New 364-Day Revolving Credit Facility" and, together with the Five-Year Revolving Credit Facility, the "Revolving Credit Facilities"). The New 364-Day Revolving Credit Facility provides for borrowings of up to $500.0, $200.0 of which are available to the Company for the issuance of letters of credit. The New 364-Day Revolving Credit Facility expires on May 13, 2004. However, the Company has the option to extend the maturity of amounts outstanding on the termination date under the New 364-Day Revolving Credit Facility for a period of one year. The Revolving Credit Facilities are used for general corporate purposes. As of March 31, 2003, no amounts were borrowed under the Old 364-Day Revolving Credit Facility and $50.6 was borrowed under the Five-Year Revolving Credit Facility.

     The Revolving Credit Facilities bear interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. The interest rates on base rate loans and LIBOR loans under the Revolving Credit Facilities are affected by the facilities' utilization levels and the Company's credit ratings. In connection with the New 364-Day Revolving Credit Facility, based on its current credit ratings, the Company agreed to new pricing under the Revolving Credit Facilities that increased the interest spread payable on LIBOR loans by 25 basis points.

     The Company's Revolving Credit Facilities include financial covenants that set i) maximum levels of debt as a function of EBITDA, ii) minimum levels of EBITDA as a function of interest expense and iii) minimum levels of EBITDA (in each case, as defined in these agreements). In connection with the New 364-Day Revolving Credit Facility, the definition of EBITDA in the Revolving Credit Facilities was amended to include (i) up to $161.4 non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002; (ii) up to $200.0 of non-recurring restructuring charges (up to $175.0 of which may be cash charges) taken in the fiscal quarter ended March 31, 2003, June 30, 2003 and September 30, 2003; (iii) up to $70.0
     of non-cash, non-recurring charges taken with respect to the impairment of the remaining book value of the Company's motor sports business; and
     (iv) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company's motor sports business and to exclude the gain realized by the Company upon the proposed sale of NFO Worldwide, Inc. The corresponding financial covenant ratio levels in the Revolving Credit Facilities were also amended. As of March 31, 2003, the Company was in compliance with all of the covenants (including the financial covenants, as amended) contained in the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility.

     On February 10, 2003, certain defined terms relating to financial covenants contained in the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility were amended effective as of December 31, 2002. The definition of debt for borrowed money in the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility was modified to include the Company's 1.8% Convertible Subordinated Notes due 2004 and 1.87% Convertible Subordinated Notes due 2006. As a result, the definition of Interest Expense was also amended to include all interest with respect to these Subordinated Notes.

     The Company also amended certain other provisions of the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility effective as of December 31, 2002, which have been reflected in the New

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     364-Day Revolving Credit Facility. The terms of the Revolving Credit Facilities restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company's domestic subsidiaries to incur additional debt. Certain of these limitations were modified upon the Company's issuance on March 13, 2003 of 4.5% Convertible Senior Notes due 2023 (the "4.5% Notes") in an aggregate principal amount of $800.0, from which the Company received net cash proceeds equal to approximately $778.0. In addition, pursuant to a tender offer commenced on March 10, 2003, the Company purchased $700.5 in aggregate principal amount at maturity of its Zero-Coupon Convertible Senior Notes due 2021 (the "Zero-Coupon Notes"). As a result of these transactions, the Company's permitted level of annual cash acquisition spending has increased to $100.0 and annual share buybacks and dividend payments has increased to $25.0. All limitations on dividend payments and share buybacks expire when earnings before interest, taxes, depreciation and amortization are at least $1,300.0 for four consecutive quarters.

     As a result of the issuance of the 4.5% Notes in the first quarter of 2003 and the settlement of the tender offer for the Zero-Coupon Notes in the second quarter of 2003, both the 4.5% Notes and the Zero-Coupon Notes were outstanding at March 31, 2003. Therefore, the Company amended the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility, as of March 13, 2003, to exclude the Zero-Coupon Notes in calculating the ratio of debt for borrowed money to consolidated EBITDA for the period ended March 31, 2003 (this exclusion is also contained in the New 364-Day Revolving Credit Facility).

     On February 26, 2003, the Company obtained waivers of certain defaults under the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility relating to the restatement of the Company's historical consolidated financial statements in the aggregate amount of $118.7. The waivers covered certain financial reporting requirements related to the Company's consolidated financial statements for the quarter ended September 30, 2002. No financial covenants were breached as a result of this restatement.

     OTHER COMMITTED AND UNCOMMITTED FACILITIES
     In addition to the Revolving Credit Facilities, at March 31, 2003, the Company had $155.3 of committed lines of credit, all of which were provided by overseas banks that participate in the Revolving Credit Facilities. At March 31, 2003, $6.3 was outstanding under these lines of credit.

     At March 31, 2003 the Company also had $702.9 of uncommitted lines of credit, 69.2% of which were provided by banks that participate in the Revolving Credit Agreements. At March 31, 2003, approximately $59.9 was outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

     PRUDENTIAL AGREEMENTS

     On May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and
     January 21, 1999, the Company entered into five note purchase agreements, respectively, with The Prudential Insurance Company of America (the "Prudential Agreements"). The notes issued pursuant to the Prudential Agreements are repayable on May 2004, April 2005, October 2006, August 2007 and January 2009, respectively. The interest rates on these notes range from 8.05% to 10.01%. As of March 31, 2003 and 2002, respectively, $148.8 and $155.0 were outstanding under the notes.

     The Prudential Agreements contain financial covenants that set i) minimum levels for net worth and for cash flow as a function of borrowed funds, and
     ii) maximum levels of borrowed funds as a function of net worth. The most restrictive of these covenants is that of cash flow to borrowed funds.
     This ratio is required to exceed an amount that varies from .16 to .25 for each quarter in the applicable consecutive four-quarter period.

     On February 10, 2003, the Company amended certain provisions of the Prudential Agreements effective as of December 31, 2002. The new terms of the Prudential Agreements contain the same restrictions on the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company's domestic subsidiaries to

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     incur additional debt, as the new terms of the Revolving Credit Agreements described above. Certain defined terms relating to financial covenants contained in the Prudential Agreements were also amended effective as of December 31, 2002. The definitions of cash-flow and consolidated net worth in the Prudential Agreements were amended to include up to $500.0 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002 and the quarter ended March 31, 2003.

     The Company also amended the Prudential Agreements, as of March 28, 2003, to exclude the Zero-Coupon Notes in calculating the ratio of total borrowed funds to cash flow for the period ended March 31, 2003. Separately, in May 2003, the ratio level for the financial covenant relating to cash flow as a function of borrowed funds was amended from .20 to .18 effective for the period ended March 31, 2003.

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

     OTHER DEBT INSTRUMENTS-- CONVERTIBLE SENIOR NOTES - 4.5%
     In March 2003, the Company completed the issuance and sale of $800 aggregate principal amount of the 4.5% Notes. In April 2003, the Company used $581.3 of the net proceeds of this offering to repurchase the Zero-Coupon Notes tendered in its concurrent tender offer and will use the remaining proceeds for the repayment of other indebtedness, general corporate purposes and working capital. The 4.5% Notes are unsecured, senior securities that may be converted into common shares if the price of the Company's common stock reaches a specified threshold, at an initial conversion rate of 80.5153 shares per one thousand dollars principal amount, equal to a conversion price of $12.42 per share, subject to adjustment. This threshold will initially be 120% of the conversion price and will decline 1/2% each year until it reaches 110% at maturity in 2023.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     OTHER
     On March 7, 2003, Standard & Poor's Ratings Services downgraded the Company's senior secured credit rating to BB+ with negative outlook from BBB-. On May 14, 2003, Fitch Ratings downgraded the Company's senior unsecured credit rating to BB+ with negative outlook from BBB-. The remaining senior unsecured credit rating is Baa3 with stable outlook; however, as reported by Moody's Investors Services, Inc., on May 8, 2003, this rating was placed on review for possible downgrade.

     Since July 2001, the Company has not repurchased its common stock in the open market.

     The Company has previously paid cash dividends quarterly, with the most recent quarterly rate of $0.095 per share. The determination of dividend payments is made by the Company's Board of Directors on a quarterly basis. However, as previously discussed, the Company's ability to declare or pay dividends is currently restricted by new terms of its Revolving Credit Facilities and Prudential Agreements, and the Company has not declared or paid a dividend in the first quarter of 2003.

11.  COMMITMENTS AND CONTINGENCIES
     LEGAL MATTERS
     FEDERAL SECURITIES CLASS ACTIONS
     Thirteen federal securities purported class actions were filed against The Interpublic Group of Companies, Inc. (referred to hereinafter as "Interpublic" or the "Company") and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the Court and lead counsel appointed for all plaintiffs, on November 8, 2002. A consolidated amended complaint was filed thereafter on January 10, 2003. The purported classes consist of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933 in connection with Interpublic's acquisition of True North Communications, Inc. ("True North"). No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion and, on March 14, 2003, defendants filed their reply to plaintiff's opposition to defendants' motion. The motion is currently pending.

     STATE SECURITIES CLASS ACTIONS
     Two state securities purported class actions were filed against the Company and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's November 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who acquired Interpublic stock on or about June 25, 2001 in connection with Interpublic's acquisition of True North. These lawsuits allege that Interpublic and certain of its present and former directors and officers allegedly made misleading statements in connection with the filing of a registration statement on May 9, 2001 in which Interpublic issued 67,644,272 shares of its common stock for the purpose of acquiring True North, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results at that time. The suits allege that such misleading statements constitute violations of Sections 11 and 15 of the Securities Act of 1933. No amount of damages is specified in the complaints. These actions were filed in the Circuit Court of Cook County, Illinois. On December 18, 2002, defendants removed these actions from Illinois state court to the United States District Court for the Northern District of Illinois. Thereafter, on January 10, 2003, defendants moved to transfer these two actions to the Southern District of New York. Plaintiffs moved to remand these actions. On April 15, 2003, the United States District Court for the Northern District of Illinois granted plaintiffs' motions to remand these actions to Illinois state court and denied defendants' motion to transfer. The Company intends to move to dismiss or stay these actions at the appropriate time.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     DERIVATIVE ACTIONS
     In addition to the lawsuits above, several shareholder derivative suits have been filed. On October 24, 2002, a shareholder derivative suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the Board of Directors. The suit alleges a breach of fiduciary duties to Interpublic's shareholders. On November 15, 2002, another suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the Board of Directors. On December 18, 2002, defendants moved to dismiss these actions. In lieu of a response, plaintiffs consolidated the actions and filed an Amended Consolidated Complaint on January 10, 2003, again alleging breach of fiduciary duties to Interpublic's shareholders. The Amended Consolidated Complaint does not state a specific amount of damages. On January 27, 2003, defendants filed motions to dismiss the Consolidated Amended Complaint, and those motions are currently pending.

     On September 4, 2002, a shareholder derivative suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of the Company against the Board of Directors and against the Company's auditors. This suit alleged a breach of fiduciary duties to Interpublic's shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in New York Supreme Court, New York County. The plaintiffs from these two shareholder derivative suits filed an Amended Derivative Complaint on January 31, 2003. On March 18, 2003, plaintiffs filed a motion to dismiss the Amended Derivative Complaint without prejudice. On April 16, 2003, the Amended Derivative Complaint was dismissed without prejudice. On February 24, 2003, plaintiffs also filed a Shareholders' Derivative Complaint in the United States District Court for the Southern District of New York. On May 2, 2003, plaintiffs filed an Amended Derivative Complaint. This action alleges the same breach of fiduciary duties claim as the state court actions, and adds a claim for contribution and forfeiture against two of the individual defendants pursuant to Section 21D of the Exchange Act and Section 304 of the Sarbanes-Oxley Act. The complaint does not state a specific amount of damages. Defendants' response is due on June 6, 2003.

     The Company intends to vigorously defend the actions discussed above. While the proceedings are in the early stages and contain an element of uncertainty, the Company has no reason to believe that the final resolution of the actions will have a material adverse effect on its financial position, cash flows or results of operations.

     TAX MATTERS
     On April 21, 2003, the Company received a notice from the Internal Revenue Service ("IRS") proposing adjustments to the Company's taxable income that would result in additional taxes, including conforming adjustments to state and local returns, of $41.5 million (plus interest) for the taxable years 1994 to 1996. The Company believes that the tax positions that the IRS has challenged comply with applicable law, and it intends to defend those positions vigorously. Although the ultimate resolution of these matters will likely require the Company to pay additional taxes, any such payments will not have a material effect on the Company's financial position, cash flows or results of operations.

     SEC INVESTIGATION
     The Company was informed in January 2003 by the Securities and Exchange Commission staff that the SEC has issued a formal order of investigation related to the Company's restatements of earnings for periods dating back to 1997. The matters had previously been the subject of an informal inquiry. The Company is cooperating fully with the investigation.

     OTHER
     The Company is involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material effect on the financial condition of the Company.

12.  SUBSEQUENT EVENTS
     On May 14, 2003, the Company entered into a definitive agreement for the sale of NFO WorldGroup, Inc. ("NFO") to Taylor Nelson Sofres ("TNS") for $400 in cash and approximately $25 in ordinary shares of TNS and, subject to appreciation of market value of ordinary shares of TNS, an additional $10 in cash payable approximately one year following the closure of this divestiture. The portion of the consideration consisting of ordinary shares of TNS will be admitted for trading on the London Stock Exchange and subject to a lock-up undertaking that generally permits disposition of half of the Company's position commencing in December 2003 and the remainder commencing in March 2004. The conditions to the consummation of this divestiture include approval by a special meeting of the shareholders of TNS and receipt of regulatory clearances in the United States and abroad. The Company expects to consummate the transaction in the summer of 2003. As a result of this divestiture, the Company expects to realize a pre-tax gain of approximately $100.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     Based on circumstances surrounding the decision to divest NFO, it has been determined that the assets and liabilities should be classified as assets and liabilities held for sale in accordance with SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The relevant amounts for NFO have been separately identified on the accompanying consolidated balance sheet as assets and liabilities held for sale at March 31, 2003. As a result of the agreement referred to above, the results of NFO will be treated as discontinued operations in the second quarter. For 2002, the revenues and net income of NFO were $466.0 and $18.8, respectively. For the first quarter of 2003, the revenues and net loss of NFO were $117.3 and $0.6, respectively.

     Included in assets held for sale are accounts receivable of $81.4, prepaid expenses and other current assets of $52.7, net fixed assets of $46.9, intangible assets of $214.1 and other assets of $19.5. Included in liabilities held for sale are accounts payable of $21.7, accrued expenses of $73.8, and other liabilities of $25.6.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

ITEM 2.

RESULTS OF OPERATIONS

All amounts discussed below are reported in accordance with generally accepted accounting principles ("GAAP"). When comparing performance between years, the Company discusses non-GAAP financial measures such as the impact that foreign currency rate changes, acquisitions/dispositions and organic growth have on reported results. As the Company derives significant revenue from international operations, changes in foreign currency rates between the years may have significant impact on reported results. Reported results are also impacted by the Company's acquisition and disposition activity. Management believes that discussing the impact of currency fluctuations and acquisitions/dispositions provides a better understanding of the reported results.

The Company's results of operations are dependent upon: a) maintaining and growing its revenue, b) the ability to retain and gain new clients, c) the continuous alignment of its costs to its revenue and d) retaining and attracting key personnel. Revenue is also highly dependent on overall economic and political conditions. For a further discussion of these and other factors that could affect the Company's results of operations and financial conditions, see "Cautionary Statement".

As discussed in Note 8 to the consolidated financial statements, the Company is comprised of two reportable segments: the Interpublic Sports and Entertainment Group ("SEG"), and IPG excluding SEG. SEG was formed during the second quarter of 2002 through a carve-out from the Company's other operating groups and is primarily comprised of the operations of Octagon, the Company's sports marketing business, Motorsports, the Company's motorsports business, and Jack Morton Worldwide, the Company's event planning business.

SEG revenue is not material to the Company as a whole. However, due to the recording of long-lived asset impairment charges, the operating difficulties and resulting higher costs from its motorsports business, SEG incurred significant operating losses. Based on the fact that the book value of long-lived assets relating to Motorsports and other substantial contractual obligations may not be fully recoverable, the Company no longer expects that margins of SEG will converge with those of the rest of IPG and accordingly reports SEG as a separate reportable segment. Other than the impairment charges which are discussed below, the operating results of SEG are not material to those of the Company, and therefore are not discussed in detail below.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002 The Company reported a net loss of $8.6 or $0.02 diluted loss per share and net earnings of $59.8 or $0.16 diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively. Net loss in the first quarter of 2003 includes a pre-tax impairment charge of $11.1 related to the fixed assets of the Company's motorsports business, and a pre-tax impairment charge of $2.7 related to an unconsolidated affiliate in Brazil.

The following summarizes certain financial information for purposes of management's discussion and analysis:

                                                                          THREE MONTHS ENDED MARCH 31,
                                           ----------------------------------------------------------------------------------------
                                                              2003                                          2002
                                           -------------------------------------------   ------------------------------------------
                                               IPG                                           IPG
                                              (EXCL.                         TOTAL          (EXCL.                         TOTAL
                                               SEG)           SEG             IPG            SEG)           SEG             IPG
                                           ------------   ------------    ------------   ------------   ------------   ------------
Revenue                                    $    1,347.4   $       85.6    $    1,433.0   $    1,336.3   $       83.7   $    1,420.0
Salaries and related expenses                     857.5           50.7           908.2          822.7           46.1          868.8
Office and general expenses                       440.1           44.3           484.4          388.7           31.1          419.8
Amortization of intangible assets                   3.7            0.5             4.2            2.4            0.4            2.8
Long-lived asset impairment                          --           11.1            11.1             --             --             --
                                           ------------   ------------    ------------   ------------   ------------   ------------
     Operating income (loss)               $       46.1   $      (21.0)   $       25.1   $      122.5   $        6.1   $      128.6
                                           ============   ============    ============   ============   ============   ============

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Some of the key factors driving the financial results in the first quarter of 2003 were:

   - Higher exchange rates for the first quarter of 2003, primarily the Euro and Sterling, reflected higher U.S. dollar revenue and expenses in comparison to the first quarter of 2002;

   - Continued softness in demand for the Company's advertising and marketing services by current clients particularly in public relations and other project-based businesses, and uncertainty during the onset of the war with Iraq;

   - Higher severance expense as a result of continued headcount reductions and the Company's attempt to align its costs with the current revenue environment. The Company's headcount was reduced to 49,400 at March 31, 2003, from 50,800 at December 31,2002;

   - Higher bad debt expense, additional professional fees resulting from litigation matters and the SEC investigation, and the higher costs related to the Company's Motorsports business within SEG;

   - Higher bank/debt financing costs resulting from the issuance of the Company's 4.5% Convertible Notes and subsequent retiring of the Company's Zero Coupon Notes.

As a result of the necessity to aggressively reduce the Company's cost structure in light of the current revenue environment, the Company is planning to execute a restructuring program to reduce costs permanently through further headcount reductions and real estate consolidation. The Company currently expects that costs to be incurred in connection with the restructuring program will approximate $200.

Additionally, as discussed in Note 12, on May 14, 2003, the Company entered into a definitive agreement for the sale of NFO WorldGroup, Inc. ("NFO") to TNS for $400 in cash and approximately $25 in ordinary shares of TNS and, subject to appreciation of market value of ordinary shares of TNS, an additional $10 million in cash payable approximately one year following the closure of this divestiture. The Company expects to consummate the transaction in the summer of 2003. As a result of this divestiture, the Company expects to realize a pre-tax gain of approximately $100.

REVENUE
The Company is a worldwide global marketing services company, providing clients with communications expertise in four broad areas: a) advertising and media management, b) marketing communications, which includes client relationship management (direct marketing), public relations, sales promotion, event marketing, on-line marketing, corporate and brand identity and healthcare marketing, c) marketing intelligence, which includes marketing research, brand consultancy and database management and d) specialized marketing services, which includes sports and entertainment marketing, corporate meetings and events, retail marketing and other marketing and business services.

Worldwide revenue for the three months ended March 31, 2003 was $1,433.0, an increase of $13.0 or 0.9% from the three months ended March 31, 2002. Domestic revenue, which represented 57% of revenue in the three months ended March 31, 2003, decreased $15.9 or 1.9% from the same period in 2002. International revenue, which represented 43% of revenue in the three months ended March 31, 2003, increased $28.9 or 4.9% from the same period in 2002. International revenue would have decreased 5.6% excluding the effects of changes in foreign currency. The increase in worldwide revenue was primarily a result of the effects of higher exchange rates offset by continued softness in the demand for advertising and marketing services by current clients due to the weak economy and uncertainty during the onset of the war with Iraq. The components of the total revenue change of 0.9% were: impact of foreign currency changes 4.5%, net acquisitions/divestitures 1.8%, and organic revenue decline (5.4)%. Organic changes in revenue are based on increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

OPERATING EXPENSES

SALARIES AND RELATED EXPENSES
The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 63% of revenue for the first three months ended March 31, 2003. Salaries and related expenses for the three months ended March 31, 2003 increased $39.4 or 4.5% to $908.2 compared to the three months ended March 31, 2002. The increase was primarily due to the effect of higher exchange rates and higher severance costs resulting from a reduction in headcount, which was reduced to 49,400 at March 31, 2003 compared with 50,800 at December 31, 2002 and 53,000 at March 31, 2002. The components of the total change of 4.5% were: impact of foreign currency changes 4.8% and reductions in salaries and related expenses from existing operations (0.3) %.

OFFICE AND GENERAL EXPENSES
Office and general expenses were $484.4 in the three months ended in March 31, 2003 and $419.8 in the three months ended March 31,2002, an increase of $64.6 or
15.4 %.The increase in office and general expenses was primarily due to the effects of higher exchange rates, higher professional fees resulting from the litigation and SEC investigation, higher bad debt expense, debt financing costs and higher costs related to the Company's motorsports business within SEG. The components of the total change of 15.4% were: impact of foreign currency changes 6.1%, net acquisitions/divestitures 5.4% and increases in office and general expenses from existing operations 3.9%.

AMORTIZATION OF INTANGIBLE ASSETS
Amortization of intangible assets was $4.2 in the three months ended March 31, 2003 compared with $2.8 in the first three months of 2002. The increase was primarily due to higher identifiable intangible assets as a result of acquisitions in the past year.

LONG-LIVED ASSET IMPAIRMENT CHARGE
During the first quarter of 2003, the Company recorded an $11.1 charge related to the impairment of long-lived assets at its motorsports business. This amount reflects $4.0 of capital expenditure outlays in the three months ended March 31, 2003 contractually required to upgrade and maintain certain of its existing racing facilities, as well as an impairment of assets at other Motorsports entities.

OTHER INCOME (EXPENSE)
INTEREST EXPENSE
Interest expense was $38.8 in the first quarter of 2003 compared with $35.3 in the first quarter of 2002. The increase was a result of the issuance of $800 4.5% Convertible Notes on March 11, 2003. These proceeds were invested until early April, at which time the proceeds were used for the settlement of the tender offer for the Zero-Coupon Notes. Both the 4.5% Convertible Notes and the Zero-Coupon Notes were outstanding at March 31, 2003.

INTEREST INCOME
Interest income was $7.9 for the three months of 2003 compared with $6.9 in the same period of 2002. The increase in 2003 is primarily due to the higher cash balances in the quarter resulting from the issuance of the 4.5% Convertible Notes.

OTHER INCOME (EXPENSE)
Other income (expense) primarily consists of investment income, gains from the sale of businesses and gains (losses) from the sale of investments, primarily marketable securities classified as available-for-sale. Other income (expense) was a loss of $(0.2) for the first three months of 2003 compared with income of $0.3 for the first three months of 2002. Included in the first quarter of 2003 was a small loss on the sale of an advertising business in Europe.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

INVESTMENT IMPAIRMENT
During the first three months of 2003, the Company recorded a charge of $2.7 charge related to the impairment of an unconsolidated affiliate in Brazil.

OTHER ITEMS
EFFECTIVE INCOME TAX RATE
The Company's effective income tax rate was a benefit of 43.7% for the first three months of 2003 and an expense of 37.8% for the first three months of 2002. The primary difference between the effective tax rate and the statutory federal rate of 35% in 2002 is due to state and local taxes and the effect on non-US operations. The increased tax rate in 2003 reflects a higher proportion of earnings derived from the US, where it is taxed at higher rates, as well as losses incurred in non-US jurisdictions with tax benefits lower than the US statutory rates.

MINORITY INTEREST
Income applicable to minority interests was $0.8 in the first three months of 2003 compared to $3.6 in the first three months of 2002. The decrease in the first three months of 2003 was primarily due to lower operating results of certain operations in Europe and Asia Pacific.

UNCONSOLIDATED AFFILIATES
Equity in net income (loss) of unconsolidated affiliates was a loss of $(2.9) in the first three months of 2003 compared to $0.9 in the first three months of 2002. The reduction is primarily due to reduced earnings of Modem Media and our unconsolidated affiliate in Brazil.

DERIVATIVE AND HEDGING INSTRUMENTS
HEDGES OF NET INVESTMENTS
On December 12, 2002, the Company designated the Yen borrowings under its $375.0 Revolving Credit Facility in the amount of $36.5 as a hedge of its net investment in Japan.

FORWARD CONTRACTS
As of March 31, 2003, the Company had short-term contracts covering approximately $38.9 of notional amount of currency. As of March 31, 2003, the fair value of the forward contracts was a gain of $1.4.

OTHER
The Company has two embedded derivative instruments under the terms of each of the Zero-Coupon Convertible Notes, and the 4.5% Convertible Senior notes issued in March 2003. At March 31, 2003, the fair value of these derivatives was negligible.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, cash and cash equivalents were $1,188.2, an increase of $255.2 from the December 31, 2002 balance of $933.0. The March 31, 2003 cash position was impacted by the issuance of the 4.5% Convertible Notes in March 2003, as the proceeds were used to settle the tender offer of the Zero-Coupon Notes in early April. The Company collects funds from clients on behalf of media outlets resulting in cash receipts and disbursements at levels substantially exceeding its revenue. Therefore, the working capital amounts reported on its balance sheet and cash flows from operating activities reflect the "pass-through" of these items.

Cash flow from operations and borrowings under existing credit facilities, and refinancings thereof, have been the primary sources of the Company's working capital, and management believes that they will continue to be so in the future.

OPERATING ACTIVITIES
Net cash used by operating activities was $286.1 and $194.5 for the three months ended March 31, 2003 and 2002, respectively. The increase in cash used for the first three months of 2003 was primarily attributable to the lower earnings level in 2003 resulting from continued softness in client demand for advertising and marketing services.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

INVESTING ACTIVITIES
Historically the Company has pursued acquisitions to complement and enhance its service offerings. In addition, the Company has also sought to acquire businesses similar to those already owned to expand its geographic scope to better serve new and existing clients. Acquisitions have historically been funded using stock, cash or a combination of both. Currently, the Company is restricted from making acquisitions or investments by new terms of its Revolving Credit Facilities. See Financing Activities for further discussion.

During the first three months of 2003 and 2002, the Company paid $52.9 and $65.3 respectively, in cash for new acquisitions and earn out payments for previous acquisitions including payments for a number of specialized marketing and communications services companies to complement its existing agency systems and to optimally position itself in the ever-broadening communications market place. The reduction in 2003 reflects the Company's reduced level of acquisition activity.

The Company's capital expenditures in the first three months of 2003 were $31.0 compared to $34.8 in the first three months of 2002. The primary purposes of these expenditures were to upgrade computer and telecommunications systems and to modernize offices. Currently, the Company is restricted in making capital expenditures by new terms of its Revolving Credit Facilities. See "Financing Activities" for further discussion.

FINANCING ACTIVITIES
Total debt at March 31, 2003 was $3,280.6, an increase of $642.6 from December 31, 2002. The Company's debt position at March 31, 2003 reflects both the 4.5% Convertible Notes and the Zero-Coupon Notes outstanding at that date. In addition, the Company's debt position was positively impacted by international cash and debt pooling arrangements that were put in place to optimize the net debt balances in certain markets.

REVOLVING CREDIT AGREEMENTS
On June 27, 2000, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of five years and for borrowings of up to $375.0 (the "Five-Year Revolving Credit Facility"). On May 16, 2002, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of 364 days and for borrowings of up to $500.0 (the "Old 364-Day Revolving Credit Facility"). The Company replaced the Old 364-Day Revolving Credit Facility with a new 364-day revolving credit facility, which it entered into with a syndicate of banks on May 15, 2003 (the "New 364-Day Revolving Credit Facility" and, together with the Five-Year Revolving Credit Facility, the "Revolving Credit Facilities"). The New 364-Day Revolving Credit Facility provides for borrowings of up to $500.0, $200.0 of which are available to the Company for the issuance of letters of credit. The New 364-Day Revolving Credit Facility expires on May 13, 2004. However, the Company has the option to extend the maturity of amounts outstanding on the termination date under the New 364-Day Revolving Credit Facility for a period of one year. The Revolving Credit Facilities are used for general corporate purposes. As of March 31, 2003, no amounts were borrowed under the Old 364-Day Revolving Credit Facility and $50.6 was borrowed under the Five-Year Revolving Credit Facility.

The Revolving Credit Facilities bear interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. The interest rates on base rate loans and LIBOR loans under the Revolving Credit Facilities are affected by the facilities' utilization levels and the Company's credit ratings. In connection with the New 364-Day Revolving Credit Facility, based on its current credit ratings, the Company agreed to new pricing under the Revolving Credit Facilities that increased the interest spread payable on LIBOR loans by 25 basis points.

The Company's Revolving Credit Facilities include financial covenants that set
i) maximum levels of debt as a function of EBITDA, ii) minimum levels of EBITDA as a function of interest expense and iii) minimum levels of EBITDA (in each case, as defined in these agreements). In connection with the New 364-Day Revolving Credit Facility, the definition of EBITDA in the Revolving Credit Facilities was amended to include (i) up to $161.4 non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002; (ii) up to $200.0 of non-recurring

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

restructuring charges (up to $175.0 of which may be cash charges) taken in the fiscal quarter ended March 31, 2003, June 30, 2003 and September 30, 2003; (iii) up to $70.0 of non-cash, non-recurring charges taken with respect to the impairment of the remaining book value of the Company's motor sports business; and (iv) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company's motor sports business and to exclude the gain realized by the Company upon the proposed sale of NFO Worldwide, Inc. The corresponding financial covenant ratio levels in the Revolving Credit Facilities were also amended. As of March 31, 2003, the Company was in compliance with all of the covenants (including the financial covenants, as amended) contained in the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility.

On February 10, 2003, certain defined terms relating to financial covenants contained in the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility were amended effective as of December 31, 2002. The definition of debt for borrowed money in the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility was modified to include the Company's 1.8% Convertible Subordinated Notes due 2004 and 1.87% Convertible Subordinated Notes due 2006. As a result, the definition of Interest Expense was also amended to include all interest with respect to these Subordinated Notes.

The Company also amended certain other provisions of the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility effective as of December 31, 2002, which have been reflected in the New 364-Day Revolving Credit Facility. The terms of the Revolving Credit Facilities restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company's domestic subsidiaries to incur additional debt. Certain of these limitations were modified upon the Company's issuance on March 13, 2003 of 4.5% Convertible Senior Notes due 2023 (the "4.5% Notes") in an aggregate principal amount of $800.0, from which the Company received net cash proceeds equal to approximately $778.0. In addition, pursuant to a tender offer commenced on March 10, 2003, the Company purchased $700.5 in aggregate principal amount at maturity of its Zero-Coupon Convertible Senior Notes due 2021 (the "Zero-Coupon Notes"). As a result of these transactions, the Company's permitted level of annual cash acquisition spending has increased to $100.0 and annual share buybacks and dividend payments has increased to $25.0. All limitations on dividend payments and share buybacks expire when earnings before interest, taxes, depreciation and amortization are at least $1,300.0 for four consecutive quarters.

As a result of the issuance of the 4.5% Notes in the first quarter of 2003 and the settlement of the tender offer for the Zero-Coupon Notes in the second quarter of 2003, both the 4.5% Notes and the Zero-Coupon Notes were outstanding at March 31, 2003. Therefore, the Company amended the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility, as of March 13, 2003, to exclude the Zero-Coupon Notes in calculating the ratio of debt for borrowed money to consolidated EBITDA for the period ended March 31, 2003 (this exclusion is also contained in the New 364-Day Revolving Credit Facility).

On February 26, 2003, the Company obtained waivers of certain defaults under the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility relating to the restatement of the Company's historical consolidated financial statements in the aggregate amount of $118.7. The waivers covered certain financial reporting requirements related to the Company's consolidated financial statements for the quarter ended September 30, 2002. No financial covenants were breached as a result of this restatement.

OTHER COMMITTED AND UNCOMMITTED FACILITIES
In addition to the Revolving Credit Facilities, at March 31, 2003, the Company had $155.3 of committed lines of credit, all of which were provided by overseas banks that participate in the Revolving Credit Facilities. At March 31, 2003, $6.3 was outstanding under these lines of credit.

At March 31, 2003 the Company also had $702.9 of uncommitted lines of credit, 69.2% of which were provided by banks that participate in the Revolving Credit Agreements. At March 31, 2003, approximately $59.9 was outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

PRUDENTIAL AGREEMENTS
On May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999, the Company entered into five note purchase agreements, respectively, with The Prudential Insurance Company of America (the "Prudential Agreements"). The notes issued pursuant to the Prudential Agreements are repayable on May 2004, April 2005, October 2006, August 2007 and January 2009, respectively. The interest rates on these notes range from 8.05% to 10.01%. As of March 31, 2003 and 2002, respectively, $148.8 and $155.0 were outstanding under the notes.

The Prudential Agreements contain financial covenants that set i) minimum levels for net worth and for cash flow as a function of borrowed funds, and ii) maximum levels of borrowed funds as a function of net worth. The most restrictive of these covenants is that of cash flow to borrowed funds. This ratio is required to exceed an amount that varies from .16 to .25 for each quarter in the applicable consecutive four-quarter period.

On February 10, 2003, the Company amended certain provisions of the Prudential Agreements effective as of December 31, 2002. The new terms of the Prudential Agreements contain the same restrictions on the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company's domestic subsidiaries to incur additional debt, as the new terms of the Revolving Credit Agreements described above. Certain defined terms relating to financial covenants contained in the Prudential Agreements were also amended effective as of December 31, 2002. The definitions of cash-flow and consolidated net worth in the Prudential Agreements were amended to include up to $500.0 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002 and the quarter ended March 31, 2003.

The Company also amended the Prudential Agreements, as of March 28, 2003, to exclude the Zero-Coupon Notes in calculating the ratio of total borrowed funds to cash flow for the period ended March 31, 2003. Separately, in May 2003, the ratio level for the financial covenant relating to cash flow as a function of borrowed funds was amended from .20 to .18 effective for the period ended March 31, 2003.

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

OTHER DEBT INSTRUMENTS-- CONVERTIBLE SENIOR NOTES - 4.5%
In March 2003, the Company completed the issuance and sale of $800 aggregate principal amount of the 4.5% Notes. In April 2003, the Company used $581.3 of the net proceeds of this offering to repurchase the Zero-Coupon Notes tendered in its concurrent tender offer and will use the remaining proceeds for the repayment of other indebtedness, general corporate purposes and working capital. The 4.5% Notes are unsecured, senior securities that may be converted into common shares if the price of the Company's common stock reaches a specified threshold, at

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

an initial conversion rate of 80.5153 shares per one thousand dollars principal amount, equal to a conversion price of $12.42 per share, subject to adjustment. This threshold will initially be 120% of the conversion price and will decline 1/2% each year until it reaches 110% at maturity in 2023.

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

OTHER
On March 7, 2003, Standard & Poor's Ratings Services downgraded the Company's senior secured credit rating to BB+ with negative outlook from BBB-. On
May 14, 2003, Fitch Ratings downgraded the Company's senior unsecured credit rating to BB+ with negative outlook from BBB-. The remaining senior unsecured credit rating is Baa3 with stable outlook; however, as reported by Moody's Investors Services, Inc., on May 8, 2003, this rating was placed on review for possible downgrade.

Since July 2001, the Company has not repurchased its common stock in the open market.

The Company has previously paid cash dividends quarterly with the most recent quarterly rate of $0.095 per share. The determination of dividend payments is made by the Company's Board of Directors on a quarterly basis. However, as previously discussed, the Company's ability to declare or pay dividends is currently restricted by new terms of its Revolving Credit Facilities and Prudential Agreements, and the Company has not declared or paid a dividend in the first quarter of 2003.

The Company believes that cash flow from operations, proceeds from the expected sale of NFO, together with its availability under existing lines of credit and expected refinancings thereof and cash on hand, will be sufficient to fund the Company's working capital needs (including disbursements related to its upcoming restructuring program) and other obligations for the next twelve months. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity and access to capital markets, to meet such requirements. Unanticipated decreases in cash flow from operations as a result of decreased demand for our services and other developments may require the Company to seek other sources of liquidity (including the disposition of certain assets) and modify its operating strategies.

SUBSEQUENT EVENTS
On May 14, 2003, the Company entered into a definitive agreement for the sale of NFO to Taylor Nelson Sofres ("TNS") for $400 in cash and approximately $25 in ordinary shares of TNS and, subject to appreciation of market value of ordinary shares of TNS, an additional $10 in cash payable approximately one year following the closure of this divestiture. The portion of the consideration consisting of ordinary shares of TNS will be admitted for trading on the London Stock Exchange and subject to a lock-up undertaking that generally permits disposition of half of the Company's position commencing in December 2003 and the remainder commencing in March 2004. The conditions to the consummation of this

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

divestiture include approval by a special meeting of the shareholders of TNS and receipt of regulatory clearances in the United States and abroad. The Company expects to consummate the transaction in the summer of 2003. As a result of this divestiture, the Company expects to realize a pre-tax gain of approximately $100. Based on circumstances surrounding the decision, it was determined that the assets and liabilities should be classified as assets and liabilities held for sale in accordance with SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED-ASSETS. The relevant amounts for NFO have been separately identified on the accompanying consolidated balance sheet as assets and liabilities held for sale at March 31, 2003.

DEFERRED PAYMENTS
Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance and are recorded as an increase to Goodwill and other intangibles.

As of March 31, 2003, the Company's estimated liability for earn-outs is as follows:

                    2003             2004          2005      2006 AND THEREAFTER        TOTAL
                    ----             ----          ----      -------------------        -----
Cash               $ 105.1          $ 81.0        $ 49.1            $ 24.6             $ 259.8
Stock                 28.4            12.1          16.6              11.6                68.7
                   -------          ------        ------            ------             -------
   TOTAL           $ 133.5          $ 93.1        $ 65.7            $ 36.2             $ 328.5
                   =======          ======        ======            ======             =======

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

The total amount of potential payments under put options is $193.4, of which $6.9 is payable in stock. Exercise of the put options would require payments to be made as follows:

2003                                          $ 74.4
2004                                          $ 33.8
2005                                          $ 35.0
2006 and thereafter                           $ 50.2

The actual amount to be paid is contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

The Company also has call options to acquire additional equity interests in companies in which it already has an ownership interest. The estimated amount that would be paid under such call options is $111.6 and, in the event of exercise, would be paid as follows:

2003                                           $ 23.1
2004                                           $  7.6
2005                                           $ 15.3
2006 and thereafter                            $ 65.6

The actual amount to be paid is contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

OTHER MATTERS
NEW ACCOUNTING STANDARDS
In June 2001, Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143") was issued. SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have an impact on the Company's financial position or results of operations.

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

INTEREST RATES
At March 31, 2003, a significant portion of the Company's debt obligations was at fixed interest rates. Accordingly, for the fixed rate debt, assuming the fixed rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by approximately $30.4 on an annual basis if market rates were to increase by 10% and would increase by approximately $31.5 on an annual basis if market rates were to decrease by 10%. For that portion of the debt that is maintained at variable rates, based on amounts and rates outstanding at March 31, 2003, the change in interest expense and cash flow from a 10% change in rates would be approximately $2.1 on an annual basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's senior management, including David A. Bell, the Company's chairman and chief executive officer, and Sean F. Orr, the Company's chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As disclosed in the Company's Form 10-K for the year ended December 31, 2002, senior management and the Company's Audit Committee were informed by the Company's independent auditors that they considered that there was a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the processing and monitoring of intra-company transactions at its McCann division. The Company has implemented manual controls to monitor this intra-company activity to ensure the integrity of the amounts included in the consolidated financial statements for the quarter ended March 31, 2003. The Company also expects to execute, in the near term, a systematic process that will effectively control the processing and settlement of intra-company transactions at its McCann division.

The Company, together with its independent auditors and other advisers, continues to evaluate further improvements in its internal controls and its disclosure controls and procedures, including formalizing a plan to implement the reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

As a result of the steps taken to improve controls and following the conclusion of the Company's recently completed review of its financial accounts, as of and for the period ended March 31, 2003, Mr. Bell and Mr. Orr concluded that the information required to be disclosed in this report on Form 10-Q has been recorded, processed, summarized and reported as required. Based upon and as of the date of their evaluation, the chief executive officer and chief financial officer further concluded that the Company's disclosure controls and procedures, taking into account the steps listed above to improve the controls and procedures, are effective in all material respects.

Other than as described above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

CAUTIONARY STATEMENT
This document contains forward-looking statements. Statements in this document that are not historical facts, including statements about the Company's beliefs and expectations, particularly regarding recent business and economic trends, the impact of litigation, dispositions, impairment charges, the integration of acquisitions and restructuring costs, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and therefore undue reliance should not be placed on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

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

     The success of recent or contemplated future acquisitions will depend on the effective integration of newly-acquired and existing businesses into the Company's current operations. Important factors for integration include realization of anticipated synergies and cost savings and the ability to retain and attract new personnel and clients.

     This document also contains certain financial information calculated on a "pro forma" basis. Because "pro forma" financial information by its very nature departs from traditional accounting conventions, this information should not be viewed as a substitute for the information prepared in accordance with GAAP contained in the Company's financial statements that are included in this document and should be read in conjunction therewith.

     Investors should evaluate any statements made by the Company in light of these important factors.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

FEDERAL SECURITIES CLASS ACTIONS
Thirteen federal securities purported class actions were filed against The Interpublic Group of Companies, Inc. (referred to hereinafter as "Interpublic" or the "Company") and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the Court and lead counsel appointed for all plaintiffs, on November 8, 2002. A consolidated amended complaint was filed thereafter on January 10, 2003. The purported classes consist of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933 in connection with Interpublic's acquisition of True North Communications, Inc. ("True North"). No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion and, on March 14, 2003, defendants filed their reply to plaintiff's opposition to defendants' motion. The motion is currently pending.

STATE SECURITIES CLASS ACTIONS
Two state securities purported class actions were filed against the Company and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's November 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who acquired Interpublic stock on or about June 25, 2001 in connection with Interpublic's acquisition of True North. These lawsuits allege that Interpublic and certain of its present and former directors and officers allegedly made misleading statements in connection with the filing of a registration statement on May 9, 2001 in which Interpublic issued 67,644,272 shares of its common stock for the purpose of acquiring True North, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results at that time. The suits allege that such misleading statements constitute violations of Sections 11 and 15 of the Securities Act of 1933. No amount of damages is specified in the complaints. These actions were filed in the Circuit Court of Cook County, Illinois. On December 18, 2002, defendants removed these actions from Illinois state court to the United States District Court for the Northern District of Illinois. Thereafter, on January 10, 2003, defendants moved to transfer these two actions to the Southern District of New York. Plaintiffs moved to remand these actions. On April 15, 2003, the United States District Court for the Northern District of Illinois granted plaintiffs' motions to remand these actions to Illinois state court and denied defendants' motion to transfer. The Company intends to move to dismiss or stay these actions at the appropriate time.

DERIVATIVE ACTIONS
In addition to the lawsuits above, several shareholder derivative suits have been filed. On October 24, 2002, a shareholder derivative suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the Board of Directors. The suit alleges a breach of fiduciary duties to Interpublic's shareholders. On November 15, 2002, another suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the Board of Directors. On December 18, 2002, defendants moved to dismiss these actions. In lieu of a response, plaintiffs consolidated the actions and filed an Amended Consolidated Complaint on January 10, 2003, again alleging breach of fiduciary duties to Interpublic's shareholders. The Amended Consolidated Complaint does not state a specific amount of damages. On January 27, 2003, defendants filed motions to dismiss the Consolidated Amended Complaint, and those motions are currently pending.

On September 4, 2002, a shareholder derivative suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of the Company against the Board of Directors and against the Company's auditors. This suit alleged a breach of fiduciary duties to Interpublic's shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in New York Supreme Court, New York County. The plaintiffs from these two shareholder derivative suits filed an Amended Derivative Complaint on January 31, 2003. On March 18, 2003, plaintiffs filed a motion to dismiss the Amended Derivative Complaint without prejudice. On April 16, 2003, the Amended Derivative Complaint was dismissed without prejudice. On February 24, 2003, plaintiffs also filed a Shareholders' Derivative Complaint in the United States District Court for the Southern District of New York. On May 2, 2003, plaintiffs filed an Amended Derivative Complaint. This action alleges the same breach of fiduciary duties claim as the state court actions, and adds a claim for contribution and forfeiture against two of the individual defendants pursuant to
Section 21D of the Exchange Act and Section 304 of the Sarbanes-Oxley Act. The complaint does not state a specific amount of damages. Defendants' response is due on June 6, 2003.

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

     The Company is involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition of the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) On February 10, 2003, the Company amended certain provisions of the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility effective as of December 31, 2002, which have been reflected in the New 364-Day Revolving Credit Facility. The terms of the Revolving Credit Facilities restrict (among other things) the Company's ability to declare or pay dividends, repurchase shares of common stock and make capital expenditures. The Company's permitted level of annual capital expenditures is $175.0 million and permitted level of annual share buybacks and dividend payments is currently $25.0 million. All limitations on dividend payments and share buybacks expire when earnings before interest, taxes, depreciation and amortization, as defined in the amended Revolving Credit Facilities, are at least $1,300.0 million for four consecutive quarters.

     On February 10, 2003, the Company also amended certain provisions of the Prudential Agreements effective as of December 31, 2002. The new terms of the Prudential Agreements contain the same restrictions on the Company's ability to declare or pay dividends, repurchase shares of common stock and make capital expenditures, as the new terms of the Revolving Credit Agreements described above.

     (c)

     (1) On January 24, 2003, the Registrant issued 3,259 shares of its Common Stock, par value $.10 per share (the "Interpublic Stock"), and on February 7, 2003 paid $451,310.50 in cash to the three former shareholders of a company which was acquired in the third quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $48,584.29 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act of 1933, as amended (the "Securities Act").

     (2) On February 14, 2003 and March 20, 2003, the Registrant issued an aggregate of 136,026 shares of Interpublic Stock to two shareholders of a company, the assets of which a subsidiary of the Registrant acquired in the second quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $1,206,396 as of the dates of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the shareholders. The shareholders had access to all the documents filed by the Registrant with the SEC, including the Company's (i) Annual Report on Form 10-K for the year ended December 31, 2001 and amendments thereto, (ii) Quarterly Report on Form 10-Q for the period ended September 30, 2002, (iii) Current Reports on Form 8-K for 2002 and 2003, and (iv) Proxy Statement for the 2002 Annual Meeting of Stockholders.

     3) On February 14, 2003, the Registrant issued 188,113 shares of Interpublic Stock to a former shareholder of a company as payment for 4% of the shares of the company, 20% of which was acquired in the third quarter 1997 and 20% of which was acquired in the third quarter 2000. The shares of Interpublic Stock were valued at US$ 2,760,000 at the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non US persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

     4) On February 18, 2003, the Registrant issued 104,599 shares of Interpublic Stock, and on February 17, 2003 paid $3,585,165.79 in cash to the three former shareholders of a company which was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $1,540,738.19 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

     5) On February 18, 2003 and February 26, 2003, the Registrant paid an aggregate of $8,422,767 in cash and issued an aggregate of 989,269 shares of Interpublic Stock to two former shareholders of a company that was merged into a subsidiary of the Registrant in the fourth quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $10,543,563 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the status of the former shareholders as accredited investors. The former shareholders had access to all the documents filed by the Registrant with the SEC, including the Company's (i) Annual Report on Form 10-K for the year ended December 31, 2001 and amendment thereto, (ii) Quarterly Report on Form 10-Q for the period ended September 30, 2002, (iii) Current Reports on Form
8-K for 2002 and 2003, and (iv) Proxy Statement for the 2002 Annual Meeting of Stockholders,

     6) On February 25, 2003, the Registrant issued 3,168 shares of Interpublic Stock and in October 2002 paid $57,000 in cash to the former shareholder of a company as the final payment for 51% of the business of the company which was acquired in the third quarter 1999. The shares of Interpublic Stock were valued at $52,850 at the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non US persons" in reliance on Rule 903(b)(3) of the Regulation S under the Securities Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    EXHIBITS

EXHIBIT NO.           DESCRIPTION
-----------           -----------
10(i)(A)(i)           364-Day Credit Agreement dated May 15, 2003 among The Interpublic Group of Companies,
                      Inc. ("Interpublic"), the initial lenders named therein, JPMorgan Chase Bank, as syndication agent, UBS Warburg LLC and HSBC Bank USA, as co-documentation agents,
                      Citigroup Global Markets Inc., as lead arranger and book manager and Citibank, N.A., as Administrative Agent.

10(i)(A)(ii)          Amendment No.2, dated May 15, 2003 to the Amended and Restated Five-Year Credit
                      Agreement among Interpublic, the initial lenders named therein and Citibank, N.A., as
                      Administrative Agent.

10(i)(B)              Amendment, dated as of March 31, 2003, to the Note Purchase Agreement, dated May 26,
                      1994,  between Interpublic and The Prudential Insurance Company of America
                      ("Prudential").

10(i)(C)              Amendment, dated as of March 31, 2003, to the Prudential Note Purchase Agreement dated
                      April 28, 1995.

10(i)(D)              Amendment, dated as of March 31, 2003, to the Prudential Note Purchase Agreement dated
                      October 31, 1996.

10(i)(E)              Amendment, dated as of March 31, 2003, to the Prudential Note Purchase Agreement dated
                      August 19, 1997.

10(i)(F)              Amendment, dated as of March 31, 2003, to the Prudential Note Purchase Agreement dated
                      January 21, 1999.

10(iii)(A)(i)         Supplemental Agreement, made as of February 28, 2003 to an Employment Agreement made as of January 1, 2000, as amended by and between Interpublic and David A. Bell.

10(iii)(A)(ii)        Employment Agreement, made as of May 6, 2003 by and between Interpublic and Chris
                      Coughlin.

10(iii)(A)(iii)       Executive Special Benefit Agreement, made as of June 16, 2003, by and between
                      Interpublic and Chris Coughlin.

10(iii)(A)(iv)        Executive Severance Agreement, dated June 16, 2003, by and between Interpublic and
                      Chris Coughlin.

10(iii)(A)(v)         Supplemental Agreement, made as of March 31, 2003 to an Employment Agreement made as of January 1, 1994, as amended by and between Interpublic and John J. Dooner, Jr.

10(iii)(A)(vi)        Supplemental Agreement made as of March 31, 2003 to an Employment Agreement made as of
                      April 29, 1999, as amended between Interpublic and Sean F. Orr.

10(iii)(A)(vii)       Executive Severance Agreement, dated November 14, 2002 between Interpublic and Thomas
                      Dowling.

10(iii)(A)(viii)      Executive Severance Agreement, dated November 14, 2002 between Interpublic and Susan
                      Watson.

10(iii)(A)(ix)        Executive Severance Agreement, dated November 8, 2002, between Interpublic and Brian
                      Brooks.

99                    Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)    REPORTS ON FORM 8-K.

            The following Reports on Form 8-K and Form 8-K/A were filed during the quarter ended March 31, 2003.

        1) Report, filed January 6, 2003. Item 5 Other Events and Regulation FD Disclosure and Item 7 Exhibits, Exhibit 99.1 Press Release.

        2) Report, filed January 17, 2003. Item 5 Other Events and Regulation FD Disclosure and Item 7 Exhibits, Exhibit 99.1 Press Release.

        3) Report filed February 11, 2003. Item 5 Other Events and Regulation FD Disclosure and Item 7 Exhibits 10.1 - 10.7 and Exhibit 99.1 Press Release.

        4) Amendment No. 1 filed February 12, 2003, on Form 8K/A to the Report on Form 8-K, filed February 11, 2003. Item 5 Other Events and Regulation FD Disclosure and Item 7 Exhibits, Exhibits 10.1 - 10.7 and Exhibit 99.1 Press Release.

        5) Report, filed February 28, 2003. Item 5 Other Events and Regulation FD Disclosure and Item 7 Exhibits, Exhibit 99.1 Press Release.

        6)  Report, filed March 7, 2003. Item 7 Exhibits (Exhibit 99.1 Slide
            Show) and Item 9 Regulation FD Disclosure.

        7) Report, filed March 7. 2003. Item 5 Other Events and Regulation FD Disclosure.

        8) Report, filed March 11, 2003. Item 5 Other Events and Regulation FD Disclosure and Item 7 Exhibits, Exhibit 99.1 Press Release.

        9) Report, filed March 18, 2003. Item 5 Other Events and Regulation FD Disclosure and Item 7 Exhibits, Exhibits 4.1 Third Supplemental Indenture, 4.2 Registration Right Agreement and 99.1 Press Release.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                                    (Registrant)


Date:  May 15, 2003                     BY /s/ DAVID A. BELL
                                           -----------------
                                           DAVID A. BELL
                                           Chairman of the Board, President
                                           and Chief Executive Officer



Date:  May 15, 2003                     BY /s/ SEAN F. ORR
                                           ---------------
                                           SEAN F. ORR
                                           Executive Vice President and
                                           Chief Financial Officer

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


Date    May 15, 2003

/s/ David A. Bell
-------------------------
    David A. Bell
    Chairman of the Board, President
     and Chief Executive Officer

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


Date:  May 15, 2003


/s/ Sean F. Orr
--------------------------------
    Sean F. Orr
    Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.           DESCRIPTION
-----------           -----------
10(i)(A)(i)           364-Day Credit Agreement dated May 15, 2003 among The Interpublic Group of Companies,
                      Inc. ("Interpublic"), the initial lenders named therein, JPMorgan Chase Bank, as syndication agent, UBS Warburg LLC and HSBC Bank USA, as co-documentation agents,
                      Citigroup Global Markets Inc., as lead arranger and book manager and Citibank, N.A., as Administrative Agent.

10(i)(A)(ii)          Amendment No.2, dated May 15, 2003 to the Amended and Restated Five-Year Credit
                      Agreement among Interpublic, the initial lenders named therein and Citibank, N.A., as
                      Administrative Agent.

10(i)(B)              Amendment, dated as of March 31, 2003, to the Note Purchase Agreement, dated May 26,
                      1994,  between Interpublic and The Prudential Insurance Company of America
                      ("Prudential").

10(i)(C)              Amendment, dated as of March 31, 2003, to the Prudential Note Purchase Agreement dated
                      April 28, 1995.

10(i)(D)              Amendment, dated as of March 31, 2003, to the Prudential Note Purchase Agreement dated
                      October 31, 1996.

10(i)(E)              Amendment, dated as of March 31, 2003, to the Prudential Note Purchase Agreement dated
                      August 19, 1997.

10(i)(F)              Amendment, dated as of March 31, 2003, to the Prudential Note Purchase Agreement dated
                      January 21, 1999.

10(iii)(A)(i)         Supplemental Agreement, made as of February 28, 2003 to an Employment Agreement made as of January 1, 2000, as amended by and between Interpublic and David A. Bell.

10(iii)(A)(ii)        Employment Agreement, made as of May 6, 2003 by and between Interpublic and Chris
                      Coughlin.

10(iii)(A)(iii)       Executive Special Benefit Agreement, made as of June 16, 2003, by and between
                      Interpublic and Chris Coughlin.

10(iii)(A)(iv)        Executive Severance Agreement, dated June 16, 2003, by and between Interpublic and
                      Chris Coughlin.

10(iii)(A)(v)         Supplemental Agreement, made as of March 31, 2003 to an Employment Agreement made as of January 1, 1994, as amended by and between Interpublic and John J. Dooner, Jr.

10(iii)(A)(vi)        Supplemental Agreement made as of March 31, 2003 to an Employment Agreement made as of
                      April 29, 1999, as amended between Interpublic and Sean F. Orr.

10(iii)(A)(vii)       Executive Severance Agreement, dated November 14, 2002 between Interpublic and Thomas
                      Dowling.

10(iii)(A)(viii)      Executive Severance Agreement, dated November 14, 2002 between Interpublic and Susan
                      Watson.

10(iii)(A)(ix)        Executive Severance Agreement, dated November 8, 2002, between Interpublic and Brian
                      Brooks.

99                    Certification under Section 906 of the Sarbanes-Oxley Act of 2002