Form 10-Q
period 2003-06-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 2003-08-14
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Executive Act Rule 12b-2) Yes  [X]   No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at July 31, 2003: 391,399,332 shares.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
I N D E X

PART I.    FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements

	Consolidated Statement of Operations	3
	Three months ended June 30, 2003
	and 2002 (unaudited)

	Consolidated Statement of Operations	4
	Six months ended June 30, 2003
	and 2002 (unaudited)

	Consolidated Balance Sheet	5
	June 30, 2003 and
	December 31, 2002 (unaudited)

	Consolidated Statement of Comprehensive Income	7
	Three months ended June 30, 2003
	and 2002 (unaudited)

	Consolidated Statement of Comprehensive Income	8
	Six months ended June 30, 2003
	and 2002 (unaudited)

	Consolidated Statement of Cash Flows	9
	Six months ended June 30, 2003
	and 2002 (unaudited)

	Notes to Consolidated Financial Statements (unaudited)	10

Item 2.	Management's Discussion and Analysis of	25
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION
Item 1.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30,
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
	2003	2002

REVENUE	$1,499.4	$1,490.4

OPERATING EXPENSES:
Salaries and related expenses	878.4	839.2
Office and general expenses	459.6	435.9
Amortization of intangible assets	4.1	2.6
Restructuring charges	94.4	--
Long-lived asset impairment	11.0	--
Total operating expenses	1,447.5	1,277.7

OPERATING INCOME	51.9	212.7

OTHER INCOME (EXPENSE):
Interest expense	(46.1)	(36.9)
Interest income	10.2	8.1
Other income	0.3	6.6
Investment impairment	(9.8)	(16.2)
Total other income (expense)	(45.4)	(38.4)

Income before provision for income taxes	6.5	174.3

Provision for income taxes	22.4	67.3

INCOME (LOSS) OF CONSOLIDATED COMPANIES	(15.9)	107.0

Income applicable to minority interests	(8.4)	(10.9)
Equity in net income of unconsolidated affiliates	1.3	2.5

INCOME (LOSS) FROM CONTINUING OPERATIONS	(23.0)	98.6

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAXES)	9.5	10.4

NET INCOME (LOSS)	$ (13.5)	$ 109.0

Earnings (loss) per share:
Basic:
Continuing operations	$ (0.06)	$ 0.26
Discontinued operations	$ 0.02	$ 0.03
Total	$ (0.04)	$ 0.29

Diluted:
Continuing operations	$ (0.06)	$ 0.26
Discontinued operations	$ 0.02	$ 0.03
Total	$ (0.04)	$ 0.29

Weighted average shares:
Basic	384.3	375.7
Diluted	384.3	382.4

Cash dividends per share	$ --	$ 0.095

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30,
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	2003	2002

REVENUE	$2,815.1	$2,809.4

OPERATING EXPENSES:
Salaries and related expenses	1,733.1	1,660.9
Office and general expenses	885.5	809.4
Amortization of intangible assets	7.3	4.4
Restructuring charges	94.4	--
Long-lived asset impairment	22.1	--

Total operating expenses	2,742.4	2,474.7

OPERATING INCOME	72.7	334.7

OTHER INCOME (EXPENSE):
Interest expense	(84.9)	(72.2)
Interest income	18.1	15.0
Other income	0.1	6.9
Investment impairment	(12.5)	(16.2)
Total other income (expense)	(79.2)	(66.5)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(6.5)	268.2

Provision for income taxes	16.8	102.6

INCOME (LOSS) OF CONSOLIDATED COMPANIES	(23.3)	165.6

Income applicable to minority interests	(9.0)	(14.2)
Equity in net income (loss) of unconsolidated affiliates	(1.9)	3.3

INCOME (LOSS) FROM CONTINUING OPERATIONS	(34.2)	154.7

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAXES)	12.1	14.1

NET INCOME (LOSS)	$ (22.1)	$ 168.8

Earnings (loss) per share:
Basic:
Continuing operations	$ (0.09)	$ 0.41
Discontinued operations	0.03	0.04
Total	$ (0.06)	$ 0.45

Diluted:
Continuing operations	$ (0.09)	$ 0.41
Discontinued operations	0.03	0.04
Total	$ (0.06)	$ 0.44(a)

Weighted average shares:
Basic	383.1	374.3
Diluted	383.1	381.1

Cash dividends per share	--	$ 0.190

(a)  Does not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

ASSETS
(Unaudited)

	June 30,	December 31,
	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$ 700.1	$ 933.0
Accounts receivable (net of allowance for doubtful accounts: 2003-$153.8; 2002-$139.8)	4,681.4	4,517.6
Expenditures billable to clients	414.8	407.6
Deferred taxes on income	69.4	37.0
Prepaid expenses and other current assets	452.5	427.1
Assets held for sale	452.2	--
Total current assets	6,770.4	6,322.3

FIXED ASSETS, AT COST:
Land and buildings	148.2	168.2
Furniture and equipment	1,063.6	1,125.1
Leasehold improvements	496.8	487.8
	1,708.6	1,781.1
Less: accumulated depreciation	(968.6)	(955.4)

Total fixed assets	740.0	825.7

OTHER ASSETS:
Investment in less than majority-owned affiliates	352.2	357.3
Deferred taxes on income	516.3	509.9
Other assets	274.9	319.8

Intangible assets (net of accumulated
amortization: 2003-$993.3; 2002-$1,038.5)	3,442.9	3,458.7

Total other assets	4,586.3	4,645.7

TOTAL ASSETS	$12,096.7	$11,793.7

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY
(Unaudited)

	June 30,	December 31,
	2003	2002
CURRENT LIABILITIES:
Accounts payable	$ 5,282.7	$5,125.5
Accrued expenses	1,019.3	1,110.8
Accrued income taxes	17.3	33.2
Loans payable	128.5	239.3
Zero-coupon convertible senior notes	1.0	581.0
Liabilities held for sale	149.0	--

Total current liabilities	6,597.8	7,089.8

NON-CURRENT LIABILITIES:
Long-term debt	1,214.1	1,253.1
Convertible subordinated notes	573.0	564.6
Convertible senior notes	800.0	--
Deferred compensation	494.1	470.5
Accrued postretirement benefits	53.3	55.6
Other non-current liabilities	75.9	189.7
Minority interests in consolidated subsidiaries	63.0	70.4

Total non-current liabilities	3,273.4	2,603.9

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: none
Common stock, $0.10 par value,
shares authorized: 800.0,
shares issued: 2003 - 391.1; 2002 - 389.3	39.1	38.9
Additional paid-in capital	1,742.9	1,797.0
Retained earnings	835.9	858.0
Accumulated other comprehensive loss, net of tax	(297.5)	(373.6)
	2,320.4	2,320.3

Less:
Treasury stock, at cost: 2003- 0.1 shares; 2002 - 3.1 shares	(11.3)	(119.2)
Unamortized deferred compensation	(83.6)	(101.1)

Total stockholders' equity	2,225.5	2,100.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,096.7	$11,793.7

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30,
(Amounts In Millions)
(Unaudited)
	2003	2002
Net Income (Loss)	$(13.5)	$109.0

Foreign Currency Translation Adjustments	47.0	107.7

Adjustment for Minimum Pension Liability
Adjustment for minimum pension liability	(0.5)	--

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains	5.3	--
Tax expense	(2.2)	--
Unrealized holding losses	--	(5.5)
Tax benefit	--	2.3

Unrealized Holding Gains (Losses) on Securities	3.1	(3.2)

Comprehensive Income	$ 36.1	$213.5

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30,
(Amounts In Millions)
(Unaudited)
	2003	2002
Net Income (Loss)	$(22.1)	$168.8

Foreign Currency Translation Adjustments	76.7	89.2

Adjustment for Minimum Pension Liability
Adjustment for minimum pension liability	(5.2)	--
Tax benefit	2.0	--

Adjustment for Minimum Pension Liability	(3.2)	--

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains	5.3	0.9
Tax expense	(2.2)	(0.4)
Unrealized holding losses	(0.8)	(5.5)
Tax benefit	0.3	2.3

Unrealized Holding Gains (Losses) on Securities	2.6	(2.7)

Comprehensive Income	$54.0	$255.3

The accompanying notes are an integral part of these consolidated financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
(Amounts in Millions)
(Unaudited)
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income (loss) from continuing operations	$(34.2)	$ 154.7
Adjustments to reconcile net income (loss) to
cash used in operating activities:
Depreciation and amortization of fixed assets	86.9	92.1
Amortization of intangible assets	7.3	4.4
Amortization of restricted stock awards and bond discounts	39.9	39.4
Provision for (benefit of) deferred income taxes	(24.7)	60.0
Undistributed equity earnings	1.9	(3.3)
Income applicable to minority interests	9.0	14.2
Restructuring charges - non cash	5.8	--
Long-lived asset impairment	22.1	--
Investment impairment	12.5	16.2
Other	4.6	(9.9)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(72.2)	(39.9)
Expenditures billable to clients	(32.0)	(102.1)
Prepaid expenses and other current assets	(23.1)	(28.6)
Accounts payable and accrued expenses	34.9	(185.8)
Accrued income taxes	(38.5)	(45.1)
Other non-current assets and liabilities	(37.0)	32.4

Net cash used in operating activities from continuing operations	(36.8)	(1.3)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions, net of cash acquired	(141.3)	(199.6)
Capital expenditures	(72.1)	(77.8)
Proceeds from sales of businesses	2.0	0.2
Proceeds from sales of long-term investments	21.3	39.3
Purchases of long-term investments	(11.0)	(38.5)
Maturities of short-term marketable securities	17.2	23.5
Purchases of short-term marketable securities	(27.8)	(9.3)
Other investments and miscellaneous assets	(34.6)	(56.4)

Net cash used in investing activities from continuing operations	(246.3)	(318.6)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Increase (decrease) in short-term debt	(209.1)	90.3
Payments of zero-coupon convertible senior notes	(580.0)	--
Proceeds from long-term debt	22.9	1.5
Proceeds from 4.5% convertible senior notes	778.0	--
Payments of long-term debt	(1.4)	(132.1)
Treasury stock acquired	--	(7.7)
Issuance of common stock	8.0	44.2
Distributions to minority interests	(7.4)	(72.5)
Contributions from minority interests	0.5	--
Net cash provided by (used in) financing activities from continuing operations	11.5	(76.3)

Effect of exchange rates on cash and cash equivalents	52.1	(9.6)

Net cash (used in) provided by discontinued operations	(13.4)	7.9

Decrease in cash and cash equivalents	(232.9)	(397.9)
Cash and cash equivalents at beginning of year	933.0	935.2

Cash and cash equivalents at end of period	$ 700.1	$ 537.3

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

1.

Basis of Presentation
In the opinion of management, the financial statements included herein contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company" or "Interpublic") annual report on Form 10-K for the year ended December 31, 2002. The operating results for the first six months of the year are not necessarily indicative of the results for the year or other interim periods.

As discussed in Note 10, on July 10, 2003, the Company completed the sale of its NFO WorldGroup ("NFO") research unit to Taylor Nelson Sofres PLC ("TNS"). The results of NFO are classified as discontinued operations in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, accordingly, the results of operations and cash flows of NFO have been removed from the Company's results of continuing operations and cash flows for all periods presented in this document. Additionally, the assets and liabilities of NFO have been presented as held for sale in the accompanying balance sheet as of June 30, 2003.

2.	Earnings (Loss) Per Share The following sets forth the computation of earnings per share for the three and six month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003	2002
Basic
Income (loss) from continuing operations	$(23.0)	$ 98.6
Income from discontinued operations	9.5	10.4
Net Income (loss)	$(13.5)	$109.0

Weighted average number of common shares outstanding	384.3	375.7

Earnings (loss) per share from continuing operations	$(0.06)	$ 0.26
Earnings per share from discontinued operations	0.02	0.03
Earnings (loss) per share - basic	$(0.04)	$ 0.29

Diluted (a)
Income (loss) from continuing operations - diluted	$(23.0)	$ 98.6
Income from discontinued operations	9.5	10.4
Net Income (loss) - diluted	$(13.5)	$109.0

Weighted average number of common shares outstanding	384.3	375.7

Weighted average number of incremental shares in connection with
restricted stock and assumed exercise of stock options	--	6.7

Weighted average number of common shares outstanding - diluted	384.3	382.4

Earnings (loss) per share from continuing operations	$(0.06)	$ 0.26
Earnings per share from discontinued operations	0.02	0.03
Earnings (loss) per share - diluted	$(0.04)	$ 0.29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

	Six Months Ended June 30,
	2003	2002
Basic
Income (loss) from continuing operations	$(34.2)	$154.7
Income from discontinued operations	12.1	14.1
Net Income (loss)	$(22.1)	$168.8

Weighted average number of common shares outstanding	383.1	374.3

Earnings (loss) per share from continuing operations	$(0.09)	$ 0.41
Earnings per share from discontinued operations	0.03	0.04
Earnings (loss) per share - basic	$(0.06)	$ 0.45

Diluted (a)
Income (loss) from continuing operations - diluted	$(34.2)	$154.7
Income from discontinued operations	12.1	14.1
Net Income (loss) - diluted	$(22.1)	$168.8

Weighted average number of common shares outstanding	383.1	374.3

Weighted average number of incremental shares in connection with
restricted stock and assumed exercise of stock options	--	6.8

Weighted average number of common shares outstanding - diluted	383.1	381.1

Earnings (loss) per share from continuing operations	$(0.09)	$ 0.41
Earnings per share from discontinued operations	0.03	0.04
Earnings (loss) per share - diluted	$(0.06)	$ 0.44 (b)

(a)

The computation of diluted EPS for 2003 excludes the assumed conversion of the 1.80% and 1.87% Convertible Subordinated Notes, the conversion of restricted stock and assumed exercise of stock options because they were antidilutive. The computation of diluted EPS for 2002 excludes the assumed conversion of the 1.80% and 1.87% Convertible Subordinated Notes because they were anti-dilutive.

The 1.80% and 1.87% Convertible Subordinated Notes would have added 6.7 and 6.4 shares, respectively, to the diluted shares outstanding had they been dilutive.

	(b)	Does not total due to rounding.

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

If compensation cost for the Company's stock option plans and its Employee Stock Purchase Plan ("ESPP") had been determined based on the fair value at the grant dates as defined by SFAS 123, the Company's pro forma net income (loss) and earnings (loss) per share for the three months ended and six months ended June 30 would have been as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended June 30,
	2003	2002
Income (Loss) from Continuing Operations
As reported, income (loss) from continuing operations	$(23.0)	$98.6
Add back:
Stock-based employee compensation expense included in
reported net income, net of tax	5.5	7.4
Deduct:
Total fair value of stock based employee
compensation expense, net of tax	(16.4)	(16.9)
Pro forma income (loss) from continuing operations	$(33.9)	$89.1

Earnings (Loss) Per Share From Continuing Operations
Basic earnings (loss) per share
As reported	$(0.06)	$0.26
Pro forma	$(0.09)	$0.24
Diluted earnings (loss) per share
As reported	$(0.06)	$0.26
Pro forma	$(0.09)	$0.23

For purposes of this pro forma information, the fair value of shares under the ESPP was based on the 15% discount received by employees. The weighted-average fair value (discount) on the date of purchase for stock purchased under this plan was $1.90 and $4.32 in 2003 and 2002, respectively.

The weighted-average fair value of options granted during the three months ended June 30, 2003 and 2002 was $6.13 and $10.87, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,
	2003	2002
Expected option lives	6 years	6 years

Risk free interest rate	2.79%	4.74%

Expected volatility	45.75%	36.63%

Dividend yield	--	1.37%

	Six Months Ended June 30,
	2003	2002
Income (Loss) from Continuing Operations
As reported, income (loss) from continuing operations	$ (34.2)	$154.7
Add back:
Stock-based employee compensation expense included in
reported net income, net of tax	11.3	13.2
Deduct:
Total fair value of stock based employee
compensation expense, net of tax	(30.3)	(31.8)
Pro forma income (loss) from continuing operations	$(53.2)	$136.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

Earnings (Loss) Per Share From Continuing Operations
Basic earnings (loss) per share
As reported	$(0.09)	$0.41
Pro forma	$(0.14)	$0.36
Diluted earnings (loss) per share
As reported	$(0.09)	$0.41
Pro forma	$(0.14)	$0.36

For purposes of this pro forma information, the fair value of shares under the ESPP was based on the 15% discount received by employees. The weighted-average fair value (discount) on the date of purchase for stock purchased under this plan was $1.70 and $4.38 in 2003 and 2002, respectively.

The weighted-average fair value of options granted during the six months ended June 30, 2003 and 2002 was $4.62 and $11.01, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2003	2002
Expected option lives	6 years	6 years

Risk free interest rate	3.34%	4.96%

Expected volatility	43.65%	34.41%

Dividend yield	--	1.29%

4.

Restructuring Charges
2003 Program
During the second quarter of 2003, the Company announced that it would undertake restructuring initiatives in response to softness in demand for advertising and marketing services. The restructuring initiatives include severance and lease terminations. The total amount of pre-tax charges the Company expects to incur, over several periods, is up to approximately $200.0.

In the second quarter of 2003, the Company recorded a pre-tax restructuring charge of $94.4 ($61.6 after tax). The pre-tax restructuring charge was composed of severance costs of $66.0 and lease terminations costs of $28.4. Included in the $28.4 of lease termination costs was $4.8 related to the write-off of leasehold improvements and $12.4 related to additional losses on properties vacated as part of the 2001 restructuring program. The charges related to leases terminated as part of the 2003 program are recorded at net present value and are net of estimated sublease income amounts.

The Company expects that the second quarter restructuring charge will result in cash payments of $88.6 to be paid in 2003 ($64.0), 2004 ($14.6) and 2005 and thereafter ($10.0). Further actions in this restructuring program will be undertaken in the third and fourth quarters of 2003.

The severance and termination costs relate to a reduction in workforce of approximately 1,450 employees worldwide. The employee groups affected include all levels and functions across the Company: executive, regional and account management and administrative, creative and media production personnel. Approximately 35% of the charge relates to severance in the US, 15% to severance in the UK, 10% to severance in France with the remainder largely relating to the rest of Europe, Asia and Latin America.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

Lease termination costs, net of estimated sublease income, relate to the offices that have been or will be vacated as part of the restructuring. Approximately 30 locations are to be vacated with substantially all actions to be completed by December 31, 2003; however, the cash portion of the charge will be paid out over a period of several years. The majority of the offices to be vacated are located in the US with approximately one third in overseas markets principally in Europe.

2001 Program
Following the completion of the True North acquisition in June 2001, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in 2001 in connection with the plan was $634.5.

A summary of the remaining liability for restructuring charges related to the 2003 restructuring program, together with the remaining liability related to the 2001 program, is as follows:

	Liability at December 31, 2002	Total Restructuring Charges	2003 Non-cash charges	2003 cash Payments	Liability at June 30, 2003
TOTAL BY TYPE
Severance and termination costs	$ 15.9	$66.0	$1.0	$21.6	$ 59.3
Lease terminations and other exit costs	$ 94.6	28.4	4.8	19.5	98.7
Total	$110.5	$94.4	$5.8	$41.1	$158.0

5.

Long-Lived Asset Impairment
During the three and six months ended June 30, 2003, the Company recorded charges of $11.0 and $22.1, respectively, related to the impairment of long-lived assets at its Motorsports business. These amounts include $8.7 and $12.7, respectively, of current capital expenditure outlays that the Company is contractually required to spend to upgrade and maintain certain of its existing racing facilities, as well as an impairment of assets at other Motorsports entities.

6.

Investment Impairment
During the three and six months ended June 30, 2003, the Company recorded investment impairment charges of $9.8 and $12.5, respectively, relating to certain investments in Brazil, India, Canada and Japan that had been determined to have incurred an "other than temporary" impairment.

During the second quarter of 2002, the Company recorded investment impairment charges of $16.2, primarily relating to certain investments of Octagon that had been determined to have incurred an "other than temporary" impairment.

7.

New Accounting Standards
During 2003, FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46") was issued. FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46 and is based on the concept that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003 and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. The application of FIN 46 did not have an impact on, or result in additional disclosure in, the Company's June 30, 2003 consolidated results of operations or financial position.

During 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The standard is to be adopted effective the third quarter of 2003. The Company does not believe that the adoption of the standard will a have a material impact on its consolidated results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

8.

Derivative and Hedging Instruments
Hedges of Net Investments
On December 12, 2002, the Company designated the Yen borrowings under its $375.0 Revolving Credit Facility in the amount of $36.5 as a hedge of its net investment in Japan.

Forward Contracts
As of June 30, 2003, the Company had short-term contracts covering approximately $7.2 of notional amount of currency. As of June 30, 2003, the fair value of the forward contracts was a loss of $0.2.

Other
The Company has two embedded derivative instruments under the 4.5% Notes issued in March 2003. At June 30, 2003, the fair value of these derivatives was negligible.

9.

Segment Information
The Company is organized into four global operating groups together with several stand-alone agencies. The four global operating groups are: a) McCann-Erickson WorldGroup ("McCann"), b) the FCB Group ("FCB"), c) The Partnership and d) Interpublic Sports and Entertainment Group ("SEG"). Each of the four groups and the stand-alone agencies has its own management structure and reports to senior management of the Company on the basis of this structure. McCann, FCB, The Partnership and the stand-alone agencies provide a full complement of global marketing services including advertising and media management, marketing communications including direct marketing, public relations, sales promotion, event marketing, on-line marketing and healthcare marketing in addition to specialized marketing services. SEG includes Octagon (for sports marketing), Motorsports (for its Motorsports business), and Jack Morton Worldwide (for specialized marketing services including corporate events, meetings and training/learning).

Prior to the second quarter of 2003, the Company had maintained a fifth global operating group, Advanced Marketing Services ("AMS"). In connection with the disposal of NFO (see Note 10), AMS was disbanded and its remaining components became stand-alone agencies.

Each of McCann, FCB, The Partnership, SEG and the various stand-alone agencies operates with the same business objective, which is to provide clients with a wide variety of services that contribute to the delivery of a message and to the maintenance or creation of a brand. However, the Partnership and the entities included in the former AMS historically have had lower gross margins than the Company average. The four global operating groups share numerous clients, have similar cost structures, provide services in a similar fashion and draw their employee base from the same sources. The annual margins of each of the four groups may vary due to global economic conditions, client spending and specific circumstances such as the Company's restructuring activities. However, based on the respective future prospects of McCann, FCB, The Partnership and the entities included in the former AMS, the Company believes that the long-term average gross margin of each of these agencies will converge over time and, given the similarity of their operations, these entities have been aggregated. SEG has different margins than the remaining groups and, given current projections, the Company believes that the margins for this operating segment will not converge with the remaining groups.

SEG revenue is not material to the Company as a whole. However, due to the recording of long-lived asset impairment charges, the operating difficulties and resulting higher costs from its Motorsports business, SEG has incurred significant operating losses. Based on the fact that the book value of long-lived assets relating to Motorsports and other substantial contractual obligations may not be fully recoverable, the Company no longer expects that margins of SEG will converge with those of the rest of the Company and accordingly reports SEG as a separate reportable segment. Other than the impairment charges which are discussed below, the operating results of SEG are not material to those of the Company, and therefore are not discussed in detail below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

At June 30, 2003 the assets of the reportable segments have not changed materially from those levels reported at December 31, 2002. Summary financial information concerning the Company's reportable segments for the three months ended and six months ended June 30 is shown in the following table:

	IPG
	(Excl.		Consolidated
	SEG)	SEG	Total
Three Months Ended June 30, 2003
Revenue	$1,395.9	$103.5	$1,499.4
Operating income (loss)	76.1	(24.2)	51.9
Depreciation and amortization of fixed assets	40.4	3.0	43.4
Capital expenditures	$ 33.2	$ 9.3	$ 42.5

Three Months Ended June 30, 2002
Revenue	$1,383.2	$107.2	$1,490.4
Operating income (loss)	216.5	(3.8)	212.7
Depreciation and amortization of fixed assets	42.6	4.0	46.6
Capital expenditures	$ 29.2	$ 15.4	$ 44.6

A reconciliation of information between reportable segments and the Company's consolidated pre-tax earnings is shown in the following table:

Three Months Ended June 30,	2003	2002

Total operating income for reportable segments	$ 51.9	$212.7
Interest expense	(46.1)	(36.9)
Interest income	10.2	8.1
Other income	0.3	6.6
Investment impairment	(9.8)	(16.2)
Income before provision for income taxes	$ 6.5	$174.3

	IPG
	(Excl.		Consolidated
	SEG)	SEG	Total
Six Months Ended June 30, 2003
Revenue	$2,626.0	$189.1	$2,815.1
Operating income (loss)	118.0	(45.3)	72.7
Depreciation and amortization of fixed assets	80.5	6.4	86.9
Capital expenditures	$ 54.9	$ 17.2	$ 72.1

Six Months Ended June 30, 2002
Revenue	$2,618.6	$190.8	$2,809.4
Operating income	332.5	2.2	334.7
Depreciation and amortization of fixed assets	83.9	8.2	92.1
Capital expenditures	$ 58.0	$ 19.8	$ 77.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

A reconciliation of information between reportable segments and the Company's consolidated pre-tax earnings is shown in the following table:

Six Months Ended June 30,	2003	2002

Total operating income for reportable segments	$ 72.7	$334.7
Interest expense	(84.9)	(72.2)
Interest income	18.1	15.0
Other income	0.1	6.9
Investment impairment	(12.5)	(16.2)
Income (loss) before provision for income taxes	$ (6.5)	$268.2

10.

Acquisitions, Dispositions and Deferred Payments
Acquisitions
During the first six months of 2003, the Company completed two acquisitions for $4.0 in cash. Additionally, the Company paid $24.3 in cash and $3.2 in stock for additional ownership interests in companies in which a previous investment had been made.

During the first six months of 2002, the Company completed seven acquisitions for $39.8 in cash and $1.1 in stock. Additionally, the Company paid $2.0 in cash and $0.8 in stock for additional ownership interests in companies in which a previous investment had been made.

Deferred Payments
During the first six months of 2003, the Company paid $113.9 in cash and $37.7 in stock as deferred payments on acquisitions that had closed in prior years. During the first six months of 2002, the Company paid $162.2 in cash and $42.5 in stock as deferred payments on acquisitions that had closed in prior years.

Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance and are recorded as an increase to goodwill and other intangibles.

As of June 30, 2003, the Company's estimated liability for earn-outs is as follows:

				2006 and
	2003	2004	2005	thereafter	Total
Cash	$ 48.8	$83.9	$50.4	$24.4	$207.5
Stock	9.5	13.7	18.1	11.4	52.7
TOTAL	$ 58.3	$97.6	$68.5	$35.8	$260.2

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

The total estimated amount of potential payments under put options is $153.6, of which $7.7 is payable in stock. Exercise of the put options would require cash payments to be made as follows:

2003	$35.8
2004	$31.9
2005	$33.0
2006 and thereafter	$45.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

The actual amount to be paid is contingent upon the achievement of projected operating performance targets and the satisfaction of other conditions as specified in the relevant agreement.

The Company also has call options to acquire additional equity interests in companies in which it already has an ownership interest. The total estimated amount of potential payments under call options is $105.8, of which $3.6 is payable in stock. Exercise of the call options would require cash payments to be made as follows:

2003	$15.7
2004	$ 7.1
2005	$15.3
2006 and thereafter	$64.1

The actual amount to be paid is contingent upon the achievement of projected operating performance targets and the satisfaction of other conditions as specified in the relevant agreement.

Dispositions
On July 10, 2003, the Company completed the sale of NFO to TNS. The consideration for the sale was $415.6 in cash and approximately 11.7 million ordinary shares of TNS (which had an approximate market value of $35.4 as of July 10, 2003). The Company has agreed, subject to specified conditions, to hold half of the TNS shares until at least December 2003 and the remainder until at least March 2004. TNS will pay the Company an additional $10 in cash approximately one year following the closing of this divestiture contingent on the market price per TNS ordinary share continuing to exceed 146 pence (equivalent to approximately $2.50 at current exchange rates) during a specified averaging period one year from closing. The portion of the consideration consisting of ordinary shares of TNS will be admitted for trading on the London Stock Exchange. As a result of this sale, the Company will realize a pre-tax gain of approximately $110 ($100 net of tax) in the third quarter.

The results of NFO are classified as discontinued operations in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, accordingly, the results of operations and cash flows of NFO have been removed from the Company's results of continuing operations and cash flows for all periods presented in this document.

Included in assets held for sale are accounts receivable of $94.9, prepaid expenses and other current assets of $57.4, net fixed assets of $52.0, intangible assets of $215.2 and other assets of $32.7. Included in liabilities held for sale are accounts payable of $22.8, accrued expenses of $81.8 and other liabilities of $44.4.

Income from discontinued operations consists of the following:

	Three Months Ended June 30,
	2003	2002
Pre-tax income from discontinued operations	$16.0	$17.1
Tax expense	6.5	6.7
Income from discontinued operations	$ 9.5	$10.4

	Six Months Ended June 30,
	2003	2002
Pre-tax income from discontinued operations	$20.4	$23.5
Tax expense	8.3	9.4
Income from discontinued operations	$12.1	$14.1

11.

Debt and Certain Liquidity Matters
Revolving Credit Agreements
On June 27, 2000, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of five years and for borrowings of up to $375.0 (the "Five-Year Revolving Credit Facility"). On May

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

16, 2002, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of 364 days and for borrowings of up to $500.0 (the "Old 364-Day Revolving Credit Facility"). The Company replaced the Old 364-Day Revolving Credit Facility with a new 364-day revolving credit facility, which it entered into with a syndicate of banks on May 15, 2003 (the "New 364-Day Revolving Credit Facility" and, together with the Five-Year Revolving Credit Facility, the "Revolving Credit Facilities"). The New 364-Day Revolving Credit Facility provides for borrowings of up to $500.0, $200.0 of which are available to the Company for the issuance of letters of credit. The New 364-Day Revolving Credit Facility expires on May 13, 2004. However, the Company has the option to extend the maturity of amounts outstanding on the termination date under the New 364-Day Revolving Credit Facility for a period of one year, if EBITDA for the four fiscal quarters most recently ended was at least $831.0 (for purposes of this EBITDA calculation, only $125.0 of non-recurring restructuring charges may be added back to EBITDA). The Revolving Credit Facilities are used for general corporate purposes. As of June 30, 2003, $166.4 was utilized under the New 364-Day Revolving Credit Facility for the issuance of letters of credit and $57.6 was utilized under the Five-Year Revolving Credit Facility.

The Revolving Credit Facilities bear interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. The interest rates on base rate loans and LIBOR loans under the Revolving Credit Facilities are affected by the facilities' utilization levels and the Company's credit ratings. In connection with the New 364-Day Revolving Credit Facility, the Company agreed to new pricing under the Revolving Credit Facilities that increased the interest spread payable on loans by 25 basis points. Based on the Company's current credit ratings, interest rates on loans under the New 364-Day Revolving Credit Facility are currently calculated by adding 1.75% to either the applicable bank base rate (in the case of base rate loans) or LIBOR (in the case of LIBOR loans), and interest rates on loans under the Five-Year Revolving Credit Facility are currently calculated by adding 1.7% to these rates.

The Company's Revolving Credit Facilities include financial covenants that set (i) maximum levels of debt as a function of EBITDA, (ii) minimum levels of EBITDA as a function of interest expense and (iii) minimum levels of EBITDA (in each case, as defined in those agreements). In connection with entering into the New 364-Day Revolving Credit Facility, the definition of EBITDA in the Revolving Credit Facilities was amended to include (i) up to $161.4 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002; (ii) up to $200.0 of non-recurring restructuring charges (up to $175.0 of which may be cash charges) taken in the fiscal quarters ended March 31, 2003, June 30, 2003 and September 30, 2003; (iii) up to $70.0 of non-cash, non-recurring charges taken with respect to the impairment of the remaining book value of the Company's Motorsports business; and (iv) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company's Motorsports business, and to exclude the gain realized by the Company upon the sale of NFO. The corresponding financial covenant ratio levels in the Revolving Credit Facilities were also amended. As of June 30, 2003, the Company has recorded (i) $94.4 of restructuring charges ($88.6 of which were cash charges) and (ii) $22.1 of non-cash charges with respect to the impairment of the remaining book value of its Motorsports business. These charges counted toward the $200.0 restructuring charges and $70.0 of non-cash charges relating to Motorsports that, under the loan agreements, are allowed to be added back to the definition of EBITDA and do not adversely affect the ability of the Company to comply with its financial covenants. As explained in Note 4, it is the Company's current expectation that any charges incurred as a result of its restructuring program during periods after September 30, 2003 will be taken into account, rather than added back in the definition of EBITDA in these loan agreements, when determining whether the Company is in compliance with these financial covenants during these periods after September 30, 2003. Nonetheless, despite the incurrence of these restructuring charges after September 30, 2003 the Company expects to be in compliance with both its applicable financial and other covenants without having to obtain any waivers or amendments. As of June 30, 2003, the Company was in compliance with all of the covenants (including the financial covenants, as amended) contained in the Five-Year Revolving Credit Facility and the New 364-Day Revolving Credit Facility.

The terms of the Revolving Credit Facilities restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company's domestic subsidiaries to incur additional debt. Certain of these limitations were modified upon the Company's issuance on March 13, 2003 of 4.5% Convertible Senior Notes due 2023 (the "4.5% Notes") in an aggregate principal amount of $800.0, from which the Company received net cash proceeds equal to approximately $778.0. In addition, pursuant to a tender offer that expired on April 4, 2003, the Company purchased $700.5 in aggregate principal amount at maturity of its Zero-Coupon Convertible Senior Notes due

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

2021 (the "Zero-Coupon Notes"). As a result of these transactions, the Company's permitted level of annual cash acquisition spending has increased to $100.0 and the permitted level of annual share buybacks and dividend payments has increased to $25.0. All limitations on dividend payments and share buybacks expire when earnings before interest, taxes, depreciation and amortization are at least $1,300.0 for four consecutive quarters. The Company's permitted level of annual capital expenditures is $175.0.

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

Other Committed and Uncommitted Facilities
In addition to the Revolving Credit Facilities, at June 30, 2003, the Company had $50.8 of committed lines of credit, a majority of which was provided by overseas banks. At June 30, 2003, $0.04 was outstanding under these lines of credit.

At June 30, 2003 the Company also had $795.4 of uncommitted lines of credit, 70.5% of which were provided by banks that participate in the Revolving Credit Agreements. At June 30, 2003, approximately $81.5 was outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

Prudential Agreements
On May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999, the Company entered into five note purchase agreements, respectively, with The Prudential Insurance Company of America (the "Prudential Agreements"). The notes issued pursuant to the Prudential Agreements are repayable on May 2004, April 2005, October 2006, August 2007 and January 2009, respectively. The interest rates on these notes are 10.01%, 9.95%, 9.41%, 9.09% and 8.05%, respectively. As of June 30, 2003, $142.5 was outstanding under the notes.

The Prudential Agreements contained financial covenants that set (i) minimum levels for net worth and for cash flow as a function of borrowed funds, (ii) maximum levels of borrowed funds as a function of net worth and (iii) minimum levels of EBITDA. The most restrictive of these covenants was that of cash flow to borrowed funds. This ratio was required to exceed an amount that varied from 0.16 to 0.25 for each quarter in the applicable consecutive four-quarter period. The definitions of cash flow and consolidated net worth in the Prudential Agreements were amended as of December 31, 2002 to include up to $500.0 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002 and the quarter ended March 31, 2003.

The Prudential Agreements contained the same restrictions on the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company's domestic subsidiaries to incur additional debt, as the new terms of the Revolving Credit Agreements described above.

The Company amended the Prudential Agreements, as of March 28, 2003, to exclude the Zero-Coupon Notes in calculating the ratio of total borrowed funds to cash flow for the period ended March 31, 2003. Separately, in May 2003, the ratio level for the financial covenant relating to cash flow as a function of borrowed funds was amended from 0.20 to 0.18 effective for the period ended March 31, 2003.

Due to the high interest rates on the notes issued under the Prudential Agreements and the restrictive financial covenants contained in these agreements, the Company repaid the total principal amount and interest outstanding under the Prudential Agreements on August 8, 2003, including a prepayment penalty that will result in a net charge of approximately $24.5.

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

The 4.5% Notes may also be converted, regardless of the price of the Company's common stock, if: (i) the credit ratings assigned to the 4.5% Notes by any two of Moody's Investors Service, Inc., Standard & Poor's Ratings Services and Fitch Ratings are lower than Ba2, BB and BB, respectively, or the 4.5% Notes are no longer rated by at least two of these ratings services, (ii) the Company calls the 4.5% Notes for redemption, (iii) the Company makes specified distributions to shareholders or (iv) the Company becomes a party to a consolidation, merger or binding share exchange pursuant to which its common stock would be converted into cash or property (other than securities).

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

If at any time on or after March 13, 2003 the Company pays cash dividends on its common stock, the Company will pay contingent interest per 4.5% Note in an amount equal to 100% of the per share cash dividend paid on the common stock multiplied by the number of shares of common stock issuable upon conversion of a 4.5% Note.

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

Through December 2002, the Company had paid cash dividends quarterly with the most recent quarterly dividend paid in December 2002 at a rate of $0.095 per share. The determination of dividend payments is made by the Company's Board of Directors on a quarterly basis. However, as previously discussed, the Company's ability to declare or pay dividends is currently restricted by new terms of its Revolving Credit Facilities, and the Company has not declared or paid a dividend in the second quarter of 2003.

The Company believes that cash flow from operations, proceeds from the sale of NFO, together with its availability under existing lines of credit and expected refinancings thereof and cash on hand, will be sufficient to fund the Company's working capital needs (including disbursements related to its ongoing restructuring program) and other obligations for the next twelve months. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity and access to capital markets, to meet such requirements. Unanticipated decreases in cash flow from operations as a result of decreased demand for our services and other developments may require the Company to seek other sources of liquidity (including the disposition of certain assets) and modify its operating strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

12.

Commitments and Contingencies
Legal Matters
Federal Securities Class Action
Thirteen federal securities purported class actions were filed against The Interpublic Group of Companies, Inc. (referred to hereinafter as "Interpublic" or the "Company") and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the Court and lead counsel appointed for all plaintiffs, on November 8, 2002. A consolidated amended complaint was filed thereafter on January 10, 2003. The purported classes consists of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933 in connection with Interpublic's acquisition of True North Communications, Inc. ("True North") on behalf of a purported class of True North shareholders who acquired Interpublic stock. No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion and, on March 14, 2003, defendants filed their reply to plaintiff's opposition to defendants' motion. On May 29, 2003, the United States District Court for the Southern District of New York denied the motion to dismiss as to the Company and granted the motion as to the present and former directors and officers named in the consolidated amended complaint. On June 30, 2003, defendants filed an answer to the consolidated amended complaint.

State Securities Class Actions
Two state securities purported class actions were filed against the Company and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's November 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who acquired Interpublic stock on or about June 25, 2001 in connection with Interpublic's acquisition of True North. These lawsuits allege that Interpublic and certain of its present and former directors and officers allegedly made misleading statements in connection with the filing of a registration statement on May 9, 2001 in which Interpublic issued 67,644,272 shares of its common stock for the purpose of acquiring True North, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results at that time. The suits allege that such misleading statements constitute violations of Sections 11 and 15 of the Securities Act of 1933. No amount of damages is specified in the complaints. These actions were filed in the Circuit Court of Cook County, Illinois. On December 18, 2002, defendants removed these actions from Illinois state court to the United States District Court for the Northern District of Illinois. Thereafter, on January 10, 2003, defendants moved to transfer these two actions to the Southern District of New York. Plaintiffs moved to remand these actions. On April 15, 2003, the United States District Court for the Northern District of Illinois granted plaintiffs' motions to remand these actions to Illinois state court and denied defendants' motion to transfer. On June 18, 2003, the Company moved to dismiss and/or stay these actions. The motions are currently pending.

Derivative Actions
In addition to the lawsuits above, several shareholder derivative suits have been filed. On October 24, 2002, a shareholder derivative suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the Board of Directors. The suit alleges a breach of fiduciary duties to Interpublic's shareholders. On November 15, 2002, another suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the Board of Directors. On December 18, 2002, defendants moved to dismiss these actions. In lieu of a response, plaintiffs consolidated the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) (Unaudited)

actions and filed an Amended Consolidated Complaint on January 10, 2003, again alleging breach of fiduciary duties to Interpublic's shareholders. The Amended Consolidated Complaint does not state a specific amount of damages. On January 27, 2003, defendants filed motions to dismiss the Consolidated Amended Complaint, and those motions are currently pending. On June 30, 2003, after the plaintiffs informed the court that they had decided to dismiss the Delaware litigation, the court entered an order dismissing the Delaware action with prejudice to plaintiffs only.

On September 4, 2002, a shareholder derivative suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of the Company against the Board of Directors and against the Company's auditors. This suit alleged a breach of fiduciary duties to Interpublic's shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in New York Supreme Court, New York County. The plaintiffs from these two shareholder derivative suits filed an Amended Derivative Complaint on January 31, 2003. On March 18, 2003, plaintiffs filed a motion to dismiss the Amended Derivative Complaint without prejudice. On April 16, 2003, the Amended Derivative Complaint was dismissed without prejudice. On February 24, 2003, plaintiffs also filed a Shareholders' Derivative Complaint in the United States District Court for the Southern District of New York. On May 2, 2003, plaintiffs filed an Amended Derivative Complaint. This action alleges the same breach of fiduciary duties claim as the state court actions, and adds a claim for contribution and forfeiture against two of the individual defendants pursuant to Section 21D of the Exchange Act and Section 304 of the Sarbanes-Oxley Act. The complaint does not state a specific amount of damages. On August 12, 2003, defendants moved to dismiss this action.

The Company intends to vigorously defend the actions discussed above. However, as with all litigation, these proceedings contain elements of uncertainty, and the final resolution of these actions could have a material impact on the Company's financial position, cash flows or results of operations.

Tax Matters
On April 21, 2003, the Company received a notice from the Internal Revenue Service ("IRS") proposing adjustments to the Company's taxable income that would result in additional taxes, including conforming adjustments to state and local returns, of $41.5 (plus interest) for the taxable years 1994 to 1996. The Company believes that the tax positions that the IRS has challenged comply with applicable law, and it intends to defend those positions vigorously. Although the ultimate resolution of these matters will likely require the Company to pay additional taxes, any such payments will not have a material effect on the Company's financial position, cash flows or results of operations.

SEC Investigation
The Company was informed in January 2003 by the Securities and Exchange Commission staff that the SEC has issued a formal order of investigation related to the Company's restatements of earnings for periods dating back to 1997. The matters had previously been the subject of an informal inquiry. The Company is cooperating fully with the investigation.

Other
The Company is involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such other proceedings or claims will have a material effect on the financial condition of the Company.

13.

Subsequent Events
Sale of NFO
As discussed in Note 10, on July 10, 2003, the Company completed the sale of NFO to TNS.

Repayment of Debt
As discussed in Note 11, on August 8, 2003, the Company repaid all of its outstanding borrowings under the Prudential Agreements. This transaction required repaying $142.5 principal amount of its outstanding debt. In connection with this transaction a prepayment penalty was incurred that will result in a net charge of approximately $24.5.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Millions, Except Per Share Amounts)

Item 2.  RESULTS OF OPERATIONS

When comparing performance between years, the Company discusses non-GAAP financial measures such as the impact that foreign currency rate changes, acquisitions/dispositions and organic growth have on reported results. As the Company derives significant revenue from international operations, changes in foreign currency rates between the years may have a significant impact on reported results. Reported results are also impacted by the Company's acquisition and disposition activity. Management believes that discussing the impact of currency fluctuations and acquisitions/dispositions provides a better understanding of the reported results.

The impact of foreign currency is the difference between prior year results converted to US Dollars at prior year exchange rates and prior year results converted to US Dollars at (constant currency) current year exchange rates. The impact of acquisitions and dispositions relates to the results of acquisitions and dispositions that occurred since January 1st of the prior year. Organic revenue is calculated as revenue in constant currency eliminating acquisitions and dispositions.

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

As discussed in Note 9 to the consolidated financial statements, the Company is comprised of two reportable segments: the Interpublic Sports and Entertainment Group ("SEG") and Interpublic excluding SEG. SEG was formed during the second quarter of 2002 through a carve-out from the Company's other operating groups and is primarily comprised of the operations of Octagon, the Company's sports marketing business, Motorsports, the Company's motorsports business, and Jack Morton Worldwide, the Company's event planning business.

SEG revenue is not material to the Company as a whole. However, due to the recording of long-lived asset impairment charges, the operating difficulties and resulting higher costs from its Motorsports business, SEG has incurred significant operating losses in 2002. Based on the fact that the book value of long-lived assets relating to Motorsports and other substantial contractual obligations may not be fully recoverable, the Company no longer expects that margins of SEG will converge with those of the rest of the Company and accordingly, reports SEG as a separate reportable segment. Other than the impairment charges which are discussed below, the operating results of SEG are not material to those of the Company, and therefore are not discussed in detail below.

Discontinued Operations
As discussed in Note 10 to the consolidated financial statements, on July 10, 2003, the Company completed the sale of its NFO WorldGroup ("NFO") research unit to Taylor Nelson Sofres PLC ("TNS"). The results of NFO are classified as discontinued operations in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, accordingly, the results of operations and cash flows of NFO have been removed from the Company's results of continuing operations and cash flow for all periods presented in this document.

Continuing Operations
Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
The Company reported a net loss of $13.5, or $0.04 diluted loss per share, which is comprised of a $0.06 loss per share from continuing operations and $0.02 earnings per share from discontinued operations for the three months ended June 30, 2003. This compares to net earnings of $109.0, or $0.29 diluted earnings per share, comprised of $0.26 earnings per share from continuing operations and $0.03 earnings per share from discontinued operation for the three months ended June 30, 2002. Net loss in the second quarter of 2003 includes a pre-tax restructuring charge of $94.4, a pre-tax investment impairment charge of $11.0 related to the fixed assets of the Company's Motorsports business and a pre-tax investment impairment charge of $9.8 related to unconsolidated affiliates in Brazil, India, Canada and Japan. Net earnings in the second quarter of 2002 includes a pre-tax investment impairment charge of $16.2 related to Octagon, the Company's sports marketing business.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Millions, Except Per Share Amounts)

The following summarizes certain financial information for purposes of management's discussion and analysis:

	Three Months Ended June 30,
	2003			2002

	IPG			IPG
	(Excl.		Total	(Excl.		Total
	SEG)	SEG	IPG	SEG)	SEG	IPG

Revenue	$1,395.9	$103.5	$1,499.4	$1,383.2	$107.2	$1,490.4
Salaries and related expenses	829.7	48.7	878.4	790.4	48.8	839.2
Office and general expenses	392.6	67.0	459.6	375.1	60.8	435.9
Amortization of intangible assets	3.6	0.5	4.1	1.2	1.4	2.6
Long-lived asset impairment	--	11.0	11.0	--	--	--
Restructuring charges	93.9	0.5	94.4	--	--	--
Operating income (loss)	$ 76.1	$(24.2)	$ 51.9	$ 216.5	$ (3.8)	$ 212.7

Some of the key factors driving the financial results in the second quarter of 2003 were:

-	Higher exchange rates for the second quarter of 2003, primarily the Euro and Sterling, reflected higher U.S. dollar revenue and expenses in comparison to the second quarter of 2002;

-	Continued softness in demand for the Company's advertising and marketing services by current clients, particularly in public relations and other project-based businesses in international markets;

-

Restructuring charges of $94.4 were recorded in the second quarter. The Company expects that the total cost of its restructuring initiatives underway will be up to approximately $200 over several periods;

-

Higher professional fees resulting from litigation matters and the SEC investigation, and the higher costs related to the Company's Motorsports business within SEG including a long-lived asset impairment charge of $11.0;

-	Higher debt financing costs resulting from the issuance of the Company's 4.5% Notes and retiring of the Company's Zero Coupon Notes; and,

-	An investment impairment charge of $9.8 was recorded in the second quarter related to unconsolidated affiliates.

As discussed in Note 10, on July 10, 2003, the Company completed the sale of NFO to TNS.

As discussed in Note 11, on August 8, 2003, the Company repaid all of its outstanding borrowings under the Prudential Agreements. This transaction required repaying $142.5 principal amount of its outstanding debt. In connection with this transaction a prepayment penalty was incurred that will result in a net charge of approximately $24.5.

REVENUE
The Company is a worldwide global marketing services company, providing clients with communications expertise in three broad areas: a) advertising and media management, b) marketing communications, which includes client relationship management (direct marketing), public relations, sales promotion, event marketing, on-line marketing, corporate and brand identity and healthcare marketing and c) specialized marketing services, which includes sports and entertainment marketing, corporate meetings and events, retail marketing and other marketing and business services.

Worldwide revenue for the three months ended June 30, 2003 was $1,499.4, an increase of $9.0 or 0.6% from the three months ended June 30, 2002. Domestic revenue, which represented 56% of revenue in the three months ended June 30, 2003, increased $13.7 or 1.7% from the same period in 2002. International revenue, which represented 44% of revenue in the three months ended June 30, 2003, decreased $4.7 or 0.7% from the same period in 2002.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Millions, Except Per Share Amounts)

International revenue would have decreased 9.6% excluding the effects of changes in foreign currency of $65.7. The increase in worldwide revenue was primarily a result of the effects of higher exchange rates offset by continued softness in the demand for advertising and marketing services by current clients due to the weak economy primarily in international markets. The components of the total revenue change of 0.6% were: impact of foreign currency changes 4.2%, net acquisitions/divestitures (0.6)%, and organic revenue decline (3.0)%. Organic changes in revenue reflect increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

OPERATING EXPENSES
Salaries and Related Expenses
The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 59% of revenue for the three months ended June 30, 2003. Salaries and related expenses for the three months ended June 30, 2003 increased $39.2 or 4.7% to $878.4 compared to the three months ended June 30, 2002. The increase was primarily due to the effect of higher exchange rates for the second quarter of 2003, primarily the Euro and Sterling, in comparison to the second quarter of 2002 and higher severance expense resulting from headcount reductions. The components of the total change of 4.7% were: impact of foreign currency changes 3.9%, net acquisitions/divestitures (0.1)% and increases in salaries and related expenses from existing operations 0.9%.

Office and General Expenses
Office and general expenses were $459.6 in the three months ended in June 30, 2003 and $435.9 in the three months ended June 30, 2002, an increase of $23.7 or 5.4%.The increase in office and general expenses was primarily due to the effects of higher exchange rates, higher professional fees (including those resulting from the litigation and SEC investigation), debt financing costs and higher costs related to the Company's Motorsports business within SEG. The components of the total change of 5.4% were: impact of foreign currency changes 4.8%, net acquisitions/divestitures (1.6)% and increases in office and general expenses from existing operations 2.2%.

Amortization of Intangible Assets
Amortization of intangible assets was $4.1 in the three months ended June 30, 2003 compared with $2.6 in the three months ended June 30, 2002. The increase was primarily due to higher identifiable intangible assets as a result of acquisitions in the past year.

Restructuring Charges
2003 Program
During the second quarter of 2003, the Company announced that it would undertake restructuring initiatives in response to softness in demand for advertising and marketing services. The restructuring initiatives include severance and lease terminations. The total amount of pre-tax charges the Company expects to incur, over several periods, is up to approximately $200.0.

In the second quarter of 2003, the Company recorded a pre-tax restructuring charge of $94.4 ($61.6 after tax). The pre-tax restructuring charge was composed of severance costs of $66.0 and lease terminations costs of $28.4. Included in the $28.4 of lease termination costs was $4.8 related to the write-off of leasehold improvements and $12.4 related to additional losses on properties vacated as part of the 2001 restructuring program. The charges related to leases terminated as part of the 2003 program are recorded at net present value and are net of estimated sublease income amounts.

The Company expects that the second quarter restructuring charge will result in cash payments of $88.6 to be paid in 2003 ($64.0), 2004 ($14.6) and 2005 and thereafter ($10.0). The Company expects that it will generate operating cost savings of approximately $50 in 2003 and approximately $100 in 2004 (and each year thereafter) in connection with the second quarter charges. Further actions in this restructuring program will be undertaken in the third and fourth quarters of 2003.

The severance and termination costs relate to a reduction in workforce of approximately 1,450 employees worldwide. The employee groups affected include all levels and functions across the Company: executive, regional and account management and administrative, creative and media production personnel. Approximately 35% of the charge relates to severance in the US, 15% to severance in the UK, 10% to severance in France with the remainder largely relating to the rest of Europe, Asia and Latin America.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Millions, Except Per Share Amounts)

Lease termination costs, net of estimated sublease income, relate to the offices that have been or will be vacated as part of the restructuring. Approximately 30 locations are to be vacated with substantially all actions to be completed by December 31, 2003; however, the cash portion of the charge will be paid out over a period of several years. The majority of the offices to be vacated are located in the US with approximately one third in overseas markets principally in Europe.

2001 Program
Following the completion of the True North acquisition in June 2001, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in 2001 in connection with the plan was $634.5.

A summary of the remaining liability for restructuring charges related to the 2003 restructuring program, together with the remaining liability related to the 2001 program, is as follows:

	Liability at December 31, 2002	Total Restructuring Charges	2003 Non-cash charges	2003 cash Payments	Liability at June 30, 2003
TOTAL BY TYPE
Severance and termination costs	$ 15.9	$66.0	$1.0	$21.6	$ 59.3
Lease terminations and other exit costs	$ 94.6	28.4	4.8	19.5	98.7
Total	$110.5	$94.4	$5.8	$41.1	$158.0

Long-Lived Asset Impairment
During the three months ended June 30, 2003, the Company recorded charges of $11.0 related to the impairment of long-lived assets at its Motorsports business. This amount includes $8.7 of current capital expenditure outlays that the Company is contractually required to spend to upgrade and maintain certain of its existing racing facilities, as well as an impairment of assets at other Motorsports entities.

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense was $46.1 in the second quarter of 2003 compared with $36.9 in the second quarter of 2002. The increase was a result of the issuance of $800 4.5% Convertible Notes on March 13, 2003. These proceeds were invested until early April, at which time the proceeds were used for the settlement of the tender offer for the Zero-Coupon Notes.

Interest Income
Interest income was $10.2 for the three months ended June 30, 2003 compared with $8.1 in the same period of 2002. The increase in 2003 is primarily due to the higher cash balances resulting from the issuance of the 4.5% Notes.

Other Income (Expense)
Other income (expense) primarily consists of investment income, gains from the sale of businesses and gains (losses) from the sale of investments, primarily marketable securities classified as available-for-sale. Other income was $0.3 for the three months ended June 30, 2003 compared with income of $6.6 for the three months ended June 30, 2002. Included in the second quarter of 2002 was a gain on the sale of an advertising business in the United States.

INVESTMENT IMPAIRMENT
During the second quarter of 2003, the Company recorded investment impairment charges of $9.8 relating to certain investments in Brazil, India, Canada and Japan that had been determined to have incurred an "other than temporary" impairment.

During the second quarter of 2002, the Company recorded investment impairment charges of $16.2, primarily relating to certain investments of Octagon that had been determined to have incurred an "other than temporary" impairment.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Millions, Except Per Share Amounts)

OTHER ITEMS
Effective Income Tax Rate
The Company's effective income tax rate for the second quarter of 2003 was negatively impacted by the restructuring charges, long-lived asset impairment charges and non-deductible investment impairment charges relating to unconsolidated affiliates. The Company's effective income tax rate was 38.6% for the second quarter of 2002. In addition, the increased tax rate in 2003 reflects a higher proportion of earnings derived from the US, where it is taxed at higher rates, as well as losses incurred in non-US jurisdictions with tax benefits lower than the US statutory rates.

Minority Interest
Income applicable to minority interests was $(8.4) in the second quarter of 2003 compared to $(10.9) in the second quarter of 2002. The reduction in the second quarter of 2003 was primarily due to lower operating results of certain operations in Europe and Asia Pacific.

Unconsolidated Affiliates
Equity in net income of unconsolidated affiliates was an income of $1.3 in the second quarter of 2003 compared to $2.5 in the second quarter of 2002. The reduction is primarily due to reduced earnings of Modem Media and unconsolidated affiliates in Europe and Brazil.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
The Company reported a net loss of $22.1, or $0.06 diluted loss per share which is comprised of a $0.09 loss per share from continuing operations and $0.03 earnings per share from discontinued operations for the six months ended June 30, 2003. This compares to net earnings of $168.8, or $0.44 diluted earnings per share, which is comprised of $0.41 earnings per share from continuing operations and $0.04 earnings per share from discontinued operations for the six months ended June 30, 2002. Net loss in the six months ended June 30, 2003 includes a pre-tax restructuring charge of $94.4, a pre-tax impairment charge of $22.1 related to the fixed assets of the Company's Motorsports business and a pre-tax impairment charge of $12.5 related to unconsolidated affiliates in Brazil, India, Canada and Japan. Net earnings in the first six months of 2002 includes a pre-tax investment impairment charge of $16.2 related to Octagon, the Company's sports marketing business.

The following summarizes certain financial information for purposes of management's discussion and analysis:

	Six Months Ended June 30,
	2003			2002
	IPG			IPG
	(Excl.		Total	(Excl.)		Total
	SEG)	SEG	IPG	SEG	SEG	IPG

Revenue	$2,626.0	$189.1	$2,815.1	$2,618.6	$190.8	$2,809.4
Salaries and related expenses	1,633.7	99.4	1,733.1	1,566.0	94.9	1,660.9
Office and general expenses	774.2	111.3	885.5	717.5	91.9	809.4
Amortization of intangible assets	6.2	1.1	7.3	2.6	1.8	4.4
Long-lived asset impairment	--	22.1	22.1	--	--	--
Restructuring charges	93.9	0.5	94.4	--	--	--
Operating income (loss)	$ 118.0	$(45.3)	$ 72.7	$ 332.5	$ 2.2	$ 334.7

REVENUE
Worldwide revenue for the six months ended June 30, 2003 was $2,815.1, an increase of $5.7 or 0.2% from the six months ended June 30, 2002. Domestic revenue, which represented 58% of revenue in the six months ended June 30, 2003, increased $8.4 or 0.5% from the same period in 2002. International revenue, which represented 42% of revenue in the six months ended June 30, 2003, decreased $2.7 or 0.2% from the same period in 2002. International revenue would have decreased 9.5% excluding the effects of changes in foreign currency. The increase in worldwide revenue was primarily a result of the effects of higher exchange rates offset by continued softness in the demand for advertising and marketing services by current clients due to the weak economy, particularly in international markets. The components of the total revenue change of 0.2% were: impact of foreign currency changes 4.2%, net

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Millions, Except Per Share Amounts)

acquisitions/divestitures (0.2)%, and organic revenue decline (3.8)%. Organic changes in revenue reflect increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

OPERATING EXPENSES
Salaries And Related Expenses
The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 62% of revenue for the first six months ended June 30, 2003. Salaries and related expenses for the six months ended June 2003 increased $72.2 or 4.3% to $1,733.1 compared to the six months ended June 30, 2002. The increase was primarily due to the effect of higher exchange rates and higher severance costs resulting from a reduction in headcount, which was reduced to 44,500 at June 30, 2003 compared with 46,900 at December 31, 2002 and 48,400 at June 30, 2002. The components of the total change of 4.3% were: impact of foreign currency changes 4.3%, net acquisitions/divestitures (0.1) % and increases in salaries and related expenses from existing operations 0.1%.

Office and General Expenses
Office and general expenses were $885.5 in the six months ended in June 30, 2003 and $809.4 in the six months ended June 30, 2002, an increase of $76.1 or 9.4%.The increase in office and general expenses was primarily due to the effects of higher exchange rates, higher professional fees resulting from the litigation and SEC investigation, debt financing costs and higher costs related to the Company's Motorsports business within SEG. The components of the total change of 9.4% were: impact of foreign currency changes 5.0%, net acquisitions/divestitures (1.0)% and increases in office and general expenses from existing operations 5.4%.

Amortization of Intangible Assets
Amortization of intangible assets was $7.3 in the six months ended June 30, 2003 compared with $4.4 in the first six months of 2002. The increase was primarily due to higher identifiable intangible assets as a result of acquisitions in the past year.

Restructuring Charges
See "Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002" for discussion of restructuring charges.

Long-Lived Asset Impairment
During the six months ended June 30, 2003, the Company recorded charges of $22.1 related to the impairment of long-lived assets at its Motorsports business. This amount includes $12.7 of current capital expenditure outlays that the Company is contractually required to spend to upgrade and maintain certain of its existing racing facilities, as well as an impairment of assets at other Motorsports entities.

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense was $84.9 in the first six months of 2003 compared with $72.2 in the first six months of 2002. The increase was a result of the issuance of $800 4.5% Notes on March 13, 2003. These proceeds were invested until early April, at which time the proceeds were used for the settlement of the tender offer for the Zero-Coupon Notes.

Interest Income
Interest income was $18.1 for the six months of 2003 compared with $15.0 in the same period of 2002. The increase in 2003 is primarily due to the higher cash balances resulting from the issuance of the 4.5% Notes.

Other Income (Expense)
Other income (expense) primarily consists of investment income, gains (losses) from the sale of businesses and gains (losses) from the sale of investments, primarily marketable securities classified as available-for-sale. Other income was $0.1 for the first six months of 2003 compared with income of $6.9 for the first six months of 2002. Included in the first six months of 2002 was a gain on the sale of an advertising business in the US.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Millions, Except Per Share Amounts)

INVESTMENT IMPAIRMENT
During the six months ended June 30, 2003, the Company recorded investment impairment charges of $12.5 relating to certain investments in Brazil, India, Canada and Japan that had been determined to have incurred an "other than temporary" impairment.

During the six months ended June 30, 2002, the Company recorded investment impairment charges of $16.2, primarily relating to certain investments of Octagon that had been determined to have incurred an "other than temporary" impairment.

OTHER ITEMS
Effective Income Tax Rate
The Company's effective income tax rate was negatively impacted by the restructuring charges, long-lived asset impairment charges and non-deductible investment impairment charges relating to unconsolidated affiliates. The Company's effective income tax rate was 38.3% for the first six months of 2002. In addition, the increased tax rate in 2003 reflects a higher proportion of earnings derived from the US, where it is taxed at higher rates, as well as losses incurred in non-US jurisdictions with tax benefits lower than the US statutory rates.

Minority Interest
Income applicable to minority interests was $(9.0) in the first six months of 2003 compared to $(14.2) in the first six months of 2002. The reduction in the first six months of 2003 was primarily due to lower operating results of certain operations in Europe and Asia Pacific.

Unconsolidated Affiliates
Equity in net income (loss) of unconsolidated affiliates was a loss of $(1.9) in the first six months of 2003 compared to income of $3.3 in the first six months of 2002. The reduction is primarily due to the reduced earnings of Modem Media and unconsolidated affiliates in Europe and Brazil.

DERIVATIVE AND HEDGING INSTRUMENTS
Hedges Of Net Investments
On December 12, 2002, the Company designated the Yen borrowings under its $375.0 Revolving Credit Facility in the amount of $36.5 as a hedge of its net investment in Japan.

Forward Contracts
As of June 30, 2003, the Company had short-term contracts covering approximately $7.2 of notional amount of currency. As of June 30, 2003, the fair value of the forward contracts was a loss of $0.2.

Other
The Company has two embedded derivative instruments under the terms of the 4.5% Notes issued in March 2003. At June 30, 2003, the fair value of these derivatives was negligible.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2003, cash and cash equivalents were $700.1, a decrease of $232.9 from the December 31, 2002 balance of $933.0. The Company collects funds from clients on behalf of media outlets resulting in cash receipts and disbursements at levels substantially exceeding its revenue. Therefore, the working capital amounts reported on its balance sheet and cash flows from operating activities reflect the "pass-through" of these items.

Cash flow from operations and borrowings under existing credit facilities, and refinancings thereof, have been the primary sources of the Company's working capital, and management believes that they will continue to be so in the future.

Operating Activities
Net cash used by operating activities was $36.8 and $1.3 for the six months ended June 30, 2003 and 2002, respectively. The increase in cash used for the first six months of 2003 was primarily attributable to the lower earnings level in 2003 resulting from continued softness in client demand for advertising and marketing services.

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

During the first six months of 2003 and 2002, the Company paid $141.3 and $199.6, respectively, in cash for new acquisitions and earn out payments for previous acquisitions including payments for a number of specialized marketing and communications services companies to complement its existing agency systems and to optimally position itself in the ever-broadening communications market place. The reduction in 2003 reflects the Company's reduced level of acquisition activity.

The Company's capital expenditures in the first six months of 2003 were $72.1 compared to $77.8 in the first six months of 2002. The primary purposes of these expenditures were to upgrade computer and telecommunications systems and to modernize offices. Currently, the Company is restricted in making capital expenditures by new terms of its Revolving Credit Facilities. See "Financing Activities" for further discussion.

Financing Activities
Revolving Credit Agreements
On June 27, 2000, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of five years and for borrowings of up to $375.0 (the "Five-Year Revolving Credit Facility"). On May 16, 2002, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of 364 days and for borrowings of up to $500.0 (the "Old 364-Day Revolving Credit Facility"). The Company replaced the Old 364-Day Revolving Credit Facility with a new 364-day revolving credit facility, which it entered into with a syndicate of banks on May 15, 2003 (the "New 364-Day Revolving Credit Facility" and, together with the Five-Year Revolving Credit Facility, the "Revolving Credit Facilities"). The New 364-Day Revolving Credit Facility provides for borrowings of up to $500.0, $200.0 of which are available to the Company for the issuance of letters of credit. The New 364-Day Revolving Credit Facility expires on May 13, 2004. However, the Company has the option to extend the maturity of amounts outstanding on the termination date under the New 364-Day Revolving Credit Facility for a period of one year, if EBITDA for the four fiscal quarters most recently ended was at least $831.0 (for purposes of this EBITDA calculation, only $125.0 of non-recurring restructuring charges may be added back to EBITDA). The Revolving Credit Facilities are used for general corporate purposes. As of June 30, 2003, $166.4 was utilized under the New 364-Day Revolving Credit Facility for the issuance of letters of credit and $57.6 was utilized under the Five-Year Revolving Credit Facility.

The Revolving Credit Facilities bear interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. The interest rates on base rate loans and LIBOR loans under the Revolving Credit Facilities are affected by the facilities' utilization levels and the Company's credit ratings. In connection with the New 364-Day Revolving Credit Facility, the Company agreed to new pricing under the Revolving Credit Facilities that increased the interest spread payable on loans by 25 basis points. Based on the Company's current credit ratings, interest rates on loans under the New 364-Day Revolving Credit Facility are currently calculated by adding 1.75% to either the applicable bank base rate (in the case of base rate loans) or LIBOR (in the case of LIBOR loans), and interest rates on loans under the Five-Year Revolving Credit Facility are currently calculated by adding 1.7% to these rates.

The Company's Revolving Credit Facilities include financial covenants that set (i) maximum levels of debt as a function of EBITDA, (ii) minimum levels of EBITDA as a function of interest expense and (iii) minimum levels of EBITDA (in each case, as defined in those agreements). In connection with entering into the New 364-Day Revolving Credit Facility, the definition of EBITDA in the Revolving Credit Facilities was amended to include (i) up to $161.4 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002; (ii) up to $200.0 of non-recurring restructuring charges (up to $175.0 of which may be cash charges) taken in the fiscal quarters ended March 31, 2003, June 30, 2003 and September 30, 2003; (iii) up to $70.0 of non-cash, non-recurring charges taken with respect to the impairment of the remaining book value of the Company's Motorsports business; and (iv) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company's Motorsports business, and to exclude the gain realized by the Company upon the sale of NFO. The corresponding financial covenant ratio levels in the Revolving Credit Facilities were also amended. As of June 30, 2003, the Company has recorded (i) $94.4 of restructuring charges ($88.6 of which were cash charges) and (ii) $22.1 of non-cash charges with

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Millions, Except Per Share Amounts)

respect to the impairment of the remaining book value of its Motorsports business. These charges counted toward the $200.0 restructuring charges and $70.0 of non-cash charges relating to Motorsports that, under the loan agreements, are allowed to be added back to the definition of EBITDA and do not adversely affect the ability of the Company to comply with its financial covenants. As explained in Note 4, it is the Company's current expectation that any charges incurred as a result of its restructuring program during periods after September 30, 2003 will be taken into account, rather than added back in the definition of EBITDA in these loan agreements, when determining whether the Company is in compliance with these financial covenants during these periods after September 30, 2003. Nonetheless, despite the incurrence of these restructuring charges after September 30, 2003 the Company expects to be in compliance with both its applicable financial and other covenants without having to obtain any waivers or amendments. As of June 30, 2003, the Company was in compliance with all of the covenants (including the financial covenants, as amended) contained in the Five-Year Revolving Credit Facility and the New 364-Day Revolving Credit Facility.

The terms of the Revolving Credit Facilities restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company's domestic subsidiaries to incur additional debt. Certain of these limitations were modified upon the Company's issuance on March 13, 2003 of 4.5% Convertible Senior Notes due 2023 (the "4.5% Notes") in an aggregate principal amount of $800.0, from which the Company received net cash proceeds equal to approximately $778.0. In addition, pursuant to a tender offer that expired on April 4, 2003, the Company purchased $700.5 in aggregate principal amount at maturity of its Zero-Coupon Convertible Senior Notes due 2021 (the "Zero-Coupon Notes"). As a result of these transactions, the Company's permitted level of annual cash acquisition spending has increased to $100.0 and the permitted level of annual share buybacks and dividend payments has increased to $25.0. All limitations on dividend payments and share buybacks expire when earnings before interest, taxes, depreciation and amortization are at least $1,300.0 for four consecutive quarters. The Company's permitted level of annual capital expenditures is $175.0.

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

Other Committed and Uncommitted Facilities
In addition to the Revolving Credit Facilities, at June 30, 2003, the Company had $50.8 of committed lines of credit, a majority of which was provided by overseas banks. At June 30, 2003, $0.04 was outstanding under these lines of credit.

At June 30, 2003 the Company also had $795.4 of uncommitted lines of credit, 70.5% of which were provided by banks that participate in the Revolving Credit Agreements. At June 30, 2003, approximately $81.5 was outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

Prudential Agreements
On May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999, the Company entered into five note purchase agreements, respectively, with The Prudential Insurance Company of America (the "Prudential Agreements"). The notes issued pursuant to the Prudential Agreements are repayable on May 2004, April 2005, October 2006, August 2007 and January 2009, respectively. The interest rates on these notes are 10.01%, 9.95%, 9.41%, 9.09% and 8.05%, respectively. As of June 30, 2003, $142.5 was outstanding under the notes.

The Prudential Agreements contained financial covenants that set (i) minimum levels for net worth and for cash flow as a function of borrowed funds, (ii) maximum levels of borrowed funds as a function of net worth and (iii) minimum levels of EBITDA. The most restrictive of these covenants was that of cash flow to borrowed funds. This ratio was required to exceed an amount that varies from 0.16 to 0.25 for each quarter in the applicable consecutive four-quarter period. The definitions of cash flow and consolidated net worth in the Prudential Agreements were amended as of December 31, 2002 to include up to $500.0 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002 and the quarter ended March 31, 2003.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Millions, Except Per Share Amounts)

The Prudential Agreements contained the same restrictions on the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company's domestic subsidiaries to incur additional debt, as the new terms of the Revolving Credit Agreements described above.

The Company amended the Prudential Agreements, as of March 28, 2003, to exclude the Zero-Coupon Notes in calculating the ratio of total borrowed funds to cash flow for the period ended March 31, 2003. Separately, in May 2003, the ratio level for the financial covenant relating to cash flow as a function of borrowed funds was amended from 0.20 to 0.18 effective for the period ended March 31, 2003.

Due to the high interest rates on the notes issued under the Prudential Agreements and the restrictive financial covenants contained in these agreements, the Company repaid the total principal amount and interest outstanding under the Prudential Agreements on August 8, 2003, including a prepayment penalty that will result in a net charge of approximately $24.5.

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

The 4.5% Notes may also be converted, regardless of the price of the Company's common stock, if: (i) the credit ratings assigned to the 4.5% Notes by any two of Moody's Investors Service, Inc., Standard & Poor's Ratings Services and Fitch Ratings are lower than Ba2, BB and BB, respectively, or the 4.5% Notes are no longer rated by at least two of these ratings services, (ii) the Company calls the 4.5% Notes for redemption, (iii) the Company makes specified distributions to shareholders or (iv) the Company becomes a party to a consolidation, merger or binding share exchange pursuant to which its common stock would be converted into cash or property (other than securities).

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

If at any time on or after March 13, 2003 the Company pays cash dividends on its common stock, the Company will pay contingent interest per 4.5% Note in an amount equal to 100% of the per share cash dividend paid on the common stock multiplied by the number of shares of common stock issuable upon conversion of a 4.5% Note.

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

Through December 2002, the Company had paid cash dividends quarterly with the most recent quarterly dividend paid in December 2002 at a rate of $0.095 per share. The determination of dividend payments is made by the Company's Board of Directors on a quarterly basis. However, as previously discussed, the Company's ability to declare or pay dividends is currently restricted by new terms of its Revolving Credit Facilities, and the Company has not declared or paid a dividend in the second quarter of 2003.

The Company believes that cash flow from operations, proceeds from the sale of NFO, together with its availability under existing lines of credit and expected refinancings thereof and cash on hand, will be sufficient to fund the Company's working capital needs (including disbursements related to its ongoing restructuring program) and other obligations for the next twelve months. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity and access to capital markets, to meet such requirements. Unanticipated decreases in cash flow from operations as a result of decreased demand for our services and other developments may require the Company to seek other sources of liquidity (including the disposition of certain assets) and modify its operating strategies.

Subsequent Events
Sale of NFO
As discussed in Note 10, on July 10, 2003, the Company completed the sale of NFO to TNS.

Repayment of Debt
As discussed in Note 11, on August 8, 2003, the Company repaid all of its outstanding borrowings under the Prudential Agreements. This transaction required repaying $142.5 principal amount of its outstanding debt. In connection with this transaction a prepayment penalty that will result in a net charge of approximately $24.5.

Acquisitions, Dispositions and Deferred Payments
Acquisitions
During the first six months of 2003, the Company completed two acquisitions for $4.0 in cash. Additionally, the Company paid $24.3 in cash and $3.2 in stock for additional ownership interests in companies in which a previous investment had been made.

During the first six months of 2002, the Company completed seven acquisitions for $39.8 in cash and $1.1 in stock. Additionally, the Company paid $2.0 in cash and $0.8 in stock for additional ownership interests in companies in which a previous investment had been made.

Deferred Payments
During the first six months of 2003, the Company paid $113.9 in cash and $37.7 in stock as deferred payments on acquisitions that had closed in prior years. During the first six months of 2002, the Company paid $162.2 in cash and $42.5 in stock as deferred payments on acquisitions that had closed in prior years.

Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance and are recorded as an increase to goodwill and other intangibles.

As of June 30, 2003, the Company's estimated liability for earn-outs is as follows:

				2006 and
	2003	2004	2005	thereafter	Total
Cash	$ 48.8	$83.9	$50.4	$24.4	$207.5
Stock	9.5	13.7	18.1	11.4	52.7
TOTAL	$ 58.3	$97.6	$68.5	$35.8	$260.2

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

The total estimated amount of potential payments under put options is $153.6, of which $7.7 is payable in stock. Exercise of the put options would require cash payments to be made as follows:

2003	$35.8
2004	$31.9
2005	$33.0
2006 and thereafter	$45.2

The actual amount to be paid is contingent upon the achievement of projected operating performance targets and to the satisfaction of other conditions as specified in the relevant agreement.

The Company also has call options to acquire additional equity interests in companies in which it already has an ownership interest. The total estimated amount of potential payments under call options is $105.8, of which $3.6 is payable in stock. Exercise of the call options would require cash payments to be made as follows:

2003	$15.7
2004	$ 7.1
2005	$15.3
2006 and thereafter	$64.1

The actual amount to be paid is contingent upon the achievement of projected operating performance targets and the satisfaction of other conditions as specified in the relevant agreement.

Dispositions
On July 10, 2003, the Company completed the sale of NFO to TNS. The consideration for the sale was $415.6 in cash and approximately 11.7 million ordinary shares of TNS (which had an approximate market value of $35.4 as of July 10, 2003). The Company has agreed, subject to specified conditions, to hold half of the TNS shares until at least December 2003 and the remainder until at least March 2004. TNS will pay the Company an additional $10 in cash approximately one year following the closing of this divestiture contingent on the market price per TNS ordinary share continuing to exceed 146 pence (equivalent to approximately $2.50 at current exchange rates) during a specified averaging period one year from closing. The portion of the consideration consisting of ordinary shares of TNS will be admitted for trading on the London Stock Exchange. As a result of this sale, the Company will realize a pre-tax gain of approximately $110 ($100 net of tax) in the third quarter.

The results of NFO are classified as discontinued operations in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, accordingly, the results of operations and cash flows of NFO have been removed from the Company's results of continuing operations and cash flows for all periods presented in this document.

Included in assets held for sale are accounts receivable of $94.9, prepaid expenses and other current assets of $57.4, net fixed assets of $52.0, intangible assets of $215.2 and other assets of $32.7. Included in liabilities held for sale are accounts payable of $22.8, accrued expenses of $81.8 and other liabilities of $44.4.

OTHER MATTERS
New Accounting Standards
During 2003, FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46") was issued. FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46 and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Millions, Except Per Share Amounts)

variable interest entities created after January 31, 2003, and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. The application of FIN 46 did not have an impact on, or result in additional disclosure in, the Company's June 30, 2003 consolidated results of operations or financial position.

During 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The standard is to be adopted effective the third quarter of 2003. The Company does not believe that the adoption of the standard will a have a material impact on its consolidated results of operations or financial position.

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

Interest Rates
At June 30, 2003, a significant portion of the Company's debt obligations was at fixed interest rates. Accordingly, for the fixed rate debt, assuming the fixed rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by approximately $28.4 on an annual basis if market rates were to increase by 10% and would increase by approximately $27.5 on an annual basis if market rates were to decrease by 10%. For that portion of the debt that is maintained at variable rates, based on amounts and rates outstanding at June 30, 2003, the change in interest expense and cash flow from a 10% change in rates would be approximately $2.7 on an annual basis.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Item 4.  Controls and Procedures

As disclosed in the Company's Form 10-K for the year ended December 31, 2002, senior management and the Company's Audit Committee were informed by the Company's independent auditors that they considered that there was a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the processing and monitoring of intra-company transactions at its McCann division. The Company has implemented manual controls to monitor this intra-company activity to ensure the integrity of the amounts included in the consolidated financial statements for the quarter ended June 30, 2003. The Company also expects to execute, in the near term, a systematic process that will effectively control the processing and settlement of intra-company transactions at its McCann division.

The Company continues to evaluate further improvements in its internal controls and its disclosure controls and procedures, including formalizing a plan to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company ensures its independent accountants are kept informed of its plans.

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Other than as described above, there has been no change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CAUTIONARY STATEMENT
This document contains forward-looking statements. Statements in this document that are not historical facts, including statements about the Company's beliefs and expectations, particularly regarding recent business and economic trends, the impact of litigation, dispositions, impairment charges, the integration of acquisitions and restructuring costs, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this section. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

FEDERAL SECURITIES CLASS ACTIONS

                  Thirteen federal securities purported class actions were filed against The Interpublic Group of Companies, Inc. (referred to hereinafter as "Interpublic" or the "Company") and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the Court and lead counsel appointed for all plaintiffs, on November 8, 2002. A consolidated amended complaint was filed thereafter on January 10, 2003. The purported class consists of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933 in connection with Interpublic's acquisition of True North Communications, Inc. ("True North") on behalf of a purported class of True North shareholders who acquired Interpublic stock. No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion and, on March 14, 2003, defendants filed their reply to plaintiff's opposition to defendants' motion. On May 29, 2003, the United States District Court for the Southern District of New York denied the motion to dismiss as to the Company and granted the motion, in part, as to the present and former directors and officers named in the consolidated amended complaint. On June 30, 2003, defendants filed an answer to the consolidated amended complaint.

STATE SECURITIES CLASS ACTIONS

                  Two state securities purported class actions were filed against the Company and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's November 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who acquired Interpublic stock on or about June 25, 2001 in connection with Interpublic's acquisition of True North. These lawsuits allege that Interpublic and certain of its present and former directors and officers allegedly made misleading statements in connection with the filing of a registration statement on May 9, 2001 in which Interpublic issued 67,644,272 shares of its common stock for the purpose of acquiring True North, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results at that time. The suits allege that such misleading statements constitute violations of Sections 11 and 15 of the Securities Act of 1933. No amount of damages is specified in the complaints. These actions were filed in the Circuit Court of Cook County, Illinois. On December 18, 2002, defendants removed these actions from Illinois state court to the United States District Court for the Northern District of Illinois. Thereafter, on January 10, 2003, defendants moved to transfer these two actions to the Southern District of New York. Plaintiffs moved to remand these actions. On April 15, 2003, the United States District Court for the Northern District of Illinois granted plaintiffs' motions to remand these actions to Illinois state court and denied defendants' motion to transfer. On June 18, 2003, the Company moved to dismiss and/or stay these actions. The motions are currently pending.

DERIVATIVE ACTIONS

                  In addition to the lawsuits above, several shareholder derivative suits have been filed. On October 24, 2002, a shareholder derivative suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the Board of Directors. The suit alleges a breach of fiduciary duties to Interpublic's shareholders. On November 15, 2002, another suit was filed in Delaware Court of Chancery, New Castle County, by a single shareholder acting on behalf of the Company against the Board of Directors. On December 18, 2002, defendants moved to dismiss these actions. In lieu of a response, plaintiffs consolidated the actions and filed an Amended Consolidated Complaint on January 10, 2003, again alleging breach of fiduciary duties to Interpublic's shareholders. The Amended Consolidated Complaint does not state a specific amount of damages. On January 27, 2003, defendants filed motions to dismiss the Amended Consolidated Complaint. On June 30, 2003, after the plaintiffs informed the Court that they had decided to dismiss the Delaware litigation, the Court entered an order dismissing the Delaware action with prejudice to plaintiffs only.

                  On September 4, 2002, a shareholder derivative suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of the Company against the Board of Directors and against the Company's auditors. This suit alleged a breach of fiduciary duties to Interpublic's shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in New York Supreme Court, New York County. The plaintiffs from these two shareholder derivative suits filed an Amended Derivative Complaint on January 31, 2003. On March 18, 2003, plaintiffs filed a motion to dismiss the Amended Derivative Complaint without prejudice. On April 16, 2003, the Amended Derivative Complaint was dismissed without prejudice. On February 24, 2003, plaintiffs also filed a Shareholders' Derivative Complaint in the United States District Court for the Southern District of New York. On May 2, 2003, plaintiffs filed an Amended Derivative Complaint. This action alleges the same breach of fiduciary duties claim as the state court actions, and adds a claim for contribution and forfeiture against two of the individual defendants pursuant to Section 21D of the Exchange Act and Section 304 of the Sarbanes-Oxley Act. On July 11, 2003, plaintiffs filed a Second Amended Derivative Complaint, asserting the same claims. The complaint does not state a specific amount of damages. On August 12, 2003, defendants moved to dismiss this action.

                  The Company intends to vigorously defend the actions discussed above. However, as with all litigation, these proceedings contain elements of uncertainty and the final resolution of these actions could have a material impact on the Company's financial position, cash flows or results of operations.

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

Item 2.  Changes in Securities and Use of Proceeds

              (a)          On May 15, 2003 the Company amended certain provisions of the Five-Year Revolving Credit Facility which have been reflected in the New 364-Day Revolving Credit Facility. The terms of the Revolving Credit Facilities restrict (among other things) the Company's ability to declare or pay dividends and repurchase shares of common stock. The Company's permitted level of annual share buybacks and dividend payments is currently $25.0 million. All limitations on dividend payments and share buybacks expire when earnings before interest, taxes, depreciation and amortization, as defined in the amended Revolving Credit Facilities, are at least $1,300.0 million for four consecutive quarters.

              The Prudential Agreements contain the same restrictions on the Company's ability to declare or pay dividends and repurchase shares of common stock, as provided in the Revolving Credit Agreements described above.

              (c)

              (1)          On April 3, 2003, the Registrant issued 121,643 shares of its common stock, par value $.10 per share (the "Interpublic Stock"), and paid $2,296,466.88 in loan notes to the three former shareholders of a company which was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $1,006,228.62 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act of 1933, as amended (the "Securities Act").

              (2)          On April 7, 2003 the Registrant issued 7,635 of Interpublic Stock and paid $147,000 in cash to one of the four former shareholders of a company as payment for 10.2 % of the shares of the company, 80% of which was acquired in the second quarter 1998 and 2% of which was acquired in the first quarter 2000. The shares of Interpublic Stock had an aggregate market value of $ 99,914 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non US persons" in reliance on Rule 903(b)(3) of the Regulation S under the Securities Act.

              (3)          On April 9, 2003, the Registrant paid $14,346,937 in cash and issued 1,009,992 shares of Interpublic Stock to the two former shareholders of a company which was acquired in the first quarter of 2000. This payment covered both a purchase of the remaining 20% of the shares held by the two former shareholders and the final deferred payment on the 80% of the shares they previously sold to the Registrant on January 21, 2000. The Registrant acquired the remaining 20% of the shares for $4,705,235 cash and 331,238 shares of Interpublic Stock, which had an aggregate market value of $3,136,823 as of the date of issuance. The portion of the payment representing the final deferred payment of the purchase price, was paid $9,641,702 in cash and 678,754 shares of Interpublic Stock, which had an aggregate market value of $6,427,802 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders. The shareholders had access to all the documents filed by the Registrant with the Securities and Exchange Commission (the "SEC"), including (i) the Company's Annual Report on Form 10-K for the year ended 2002, (ii) Quarterly Reports on Form 10-Q for 2002, (iii) Reports on Form 8-K for 2002 and 2003, and iv) Proxy Statement for the 2002 Annual Meeting of Stockholders.

              (4)          On April 15, 2003, the Registrant issued an aggregate of $250,000 in cash and 5,252 shares of Interpublic Stock to two shareholders of a company that the Registrant acquired in the second quarter of 2001. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $50,000 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the shareholders. The shareholders had access to all the documents filed by the Registrant with the SEC, including the Company's (i) Annual Report on Form 10-K for the year ended December 31, 2002, (ii) Quarterly Report on Form 10-Q for the period ended September 30, 2002, (iii) Current Reports on Form 8-K for 2002 and 2003, and iv) Proxy Statement for the 2002 Annual Meeting of Stockholders.

              (5)          On April 16, 2003, the Registrant issued 408,000 shares of Interpublic Stock, on April 17, 2003 paid $4,752,127.73 in cash and on June 18, 2003 paid $758,163.48 in cash to a company the assets of which were acquired in the fourth quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $5,157,113.29 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

              (6)          On April 23, 2003, the Registrant paid $770,009 in cash and issued 9,527 shares of Interpublic Stock to the four former shareholders of a company that was acquired by a subsidiary of the Registrant in the first quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $85,557 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the former shareholders of the company. The former shareholders had access to all the documents filed by the Registrant with the SEC, including the Company's (i) Annual Report and Form 10-K for the year ended 2002, (ii) Reports on Form 8-K for 2003, and (iii) Proxy Statement for the 2003 Annual Meeting of Stockholders.

              (7)          On April 23, 2003, the Registrant paid $368,349 in cash and issued 66,528 shares of Interpublic Stock to the former sole shareholder of a company that was acquired by a subsidiary of the Registrant in the third quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $1,117,083 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the former sole shareholder of the company. The former sole shareholder had access to all the documents filed by the Registrant with the SEC, including the Company's (i) Annual Report and Form 10-K for the year ended 2002, (ii) Reports on Form 8-K for 2003 and (iii) Proxy Statement for the 2003 Annual Meeting of Stockholders.

              (8)          On April 24, 2003 and May 8, 2003, respectively, the Registrant paid $300,000 in cash and issued 9,560 shares of Interpublic Stock to the former owner of a company substantially all of the assets of which were acquired by the Registrant in the third quarter of 1999. The shares of Interpublic Stock had a market value of $100,000 as of the date of issuance. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the former owner who received Interpublic Stock. The former owner had access to all the documents filed by the Registrant with the SEC, including the Company's (i) Annual Report and Form 10-K for the year ended 2002, (ii) Reports on Form 8-K for 2003, and (iii) Proxy Statement for the 2003 Annual Meeting of Stockholders.

              (9)          On and as of April 24, 2003, the Registrant paid $86,312 in cash and issued 8,682 shares of Interpublic Stock to the former owner of a company substantially all of the assets of which were acquired by the Registrant in the first quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $86,000 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the former owner who received the Interpublic Stock. The former owner had access to all the documents filed by the Registrant with the SEC, including the Company's (i) Annual Report and Form 10-K for the year ended 2002; (ii) Reports on Form 8-K for 2003; and (iii) Proxy Statement for the 2003 Annual Meeting of Stockholders.

              (10)          On May 2, 2003, the Registrant issued 156,937 shares of Interpublic Stock and on April 17, 2003 paid $3,711,434.45 in cash to the eighteen former shareholders of a company which was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $1,485,246.52 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

              (11)          On May 9, 2003, the Registrant issued 11,945 shares of Interpublic Stock to the two former stockholders of a company that was acquired in the first quarter of 1998. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of approximately $74,000 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former stockholders. The former stockholders had access to all the documents filed by the Registrant with the SEC, including the Registrant's (i) Annual Report and Form 10-K for the year ended 2002, (ii) Reports on Form 8-K for 2003, and (iii) Proxy Statement for the 2003 Annual Meeting of Stockholders.

              (12)          On May 16, 2003, the Registrant issued an aggregate of $4,584,087.90 in cash and 166,889 shares of Interpublic Stock to eight former shareholders of a company that the Registrant acquired in the third quarter of 2001. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $1,964,609.10 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the status of seven of the former shareholders as accredited investors and the sophistication of the other former shareholder. The former shareholders had access to all the documents filed by the Registrant with the SEC, including the Company's (i) Annual Report and Form 10-K for the year ended December 31, 2002, (ii) Current Reports on Form 8-K for 2003, (iii) Quarterly Report on Form 10-Q for the period ended March 31, 2003, and (iv) Proxy Statement for the 2003 Annual Meeting of Stockholders.

              (13)          On May 29, 2003, the Registrant issued 185,118 shares of Interpublic Stock to one former shareholder of a company that was acquired by the Registrant in the fourth quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $1,948,556 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

              (14)          On June 5, 2003, the Registrant paid $283,560 in cash and issued 123,807 shares of Interpublic Stock to the two former shareholders of a foreign company that was acquired by the Registrant in the second quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $1,060,900 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

              (15)          On June 16, 2003, the Registrant issued 109,320 shares of Interpublic Stock and on May 8, 2003 paid $1,296,000 to the former shareholder of a company as a first deferred payment in respect of 65% of the company acquired in the second quarter of 2002. The Shares of Interpublic Stock had a market value of $1,283,636 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non US persons" in reliance on Rule 903(b)(3) of the Regulation S under the Securities Act.

              (16)          On June 17, 2003, the Registrant issued 118,888 shares of Interpublic Stock and on June 18, 2003 paid $4,840,644.26 in cash to the twelve former shareholders of four related companies which were acquired in the third quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $1,414,254.09 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

              (17)          On June 25, 2003, the Registrant paid an aggregate of $409,101 in cash and issued an aggregate of 14,284 shares of Interpublic Stock to four former shareholders of a company that the Registrant acquired in the first quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $136,367 as of the date of issuance. The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the former shareholders of the acquired company. The former shareholders had access to all the documents filed by the Registrant with the SEC, including the Company's (i) Annual Report and Form 10-K for the year ended December 31, 2002, (ii) Quarterly Report on Form 10-Q for the period ended March 31, 2003, (iii) Current Reports on Form 8-K for 2003, and (iv) Proxy Statement for the 2003 Annual Meeting of Stockholders.

              (18)          On June 26, 2003, the Registrant issued 50,705 shares of Interpublic Stock and on June 13, 2003 paid $1,330,000 to the former shareholder of a company as a deferred payment in respect of 100% of the company acquired in the fourth quarter of 2000. The shares of Interpublic Stock had an aggregate market value of $672,196 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "off shore transaction" and solely to "non US persons" in reliance on Rule 903(b)(3) of the Regulation S under the Securities Act.

              (19)          On June 30, 2003, the Registrant issued 122,300 shares and on July 7, 2003 paid $5,039,000 to two former shareholders of a company acquired in the fourth quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $1,731,000 as of the date of issuance.

The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

Item 4.  Submission of Matters to a Vote of Securities Holders
(a)	This item is answered in respect of the Annual Meeting of Stockholders held on May 20, 2003 (the "Annual Meeting").

(b)

No response is required to Paragraph (b) because (i) proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended; (ii) there was no solicitation in opposition to Management's nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)	At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

--	Proposal to approve Management's nominees for director as follows:

			BROKER
NOMINEE	FOR	WITHHELD	NONVOTES
David A. Bell	310,447,612	5,755,365	0
Frank J. Borelli	308,517,006	7,685,971	0
Reginald K. Brack	310,578,739	5,624,238	0
Jill M. Considine	308,463,826	7,739,151	0
John J. Dooner, Jr.	299,861,995	16,340,982	0
Richard A. Goldstein	310,513,365	5,689,612	0
H. John Greeniaus	310,583,149	5,619,828	0
Sean F. Orr	300,225,986	15,976,991	0
Michael I. Roth	310,523,942	5,679,035	0
J. Phillip Samper	308,459,272	7,743,705

-- Proposal to approve the amendment to the Registrant's Restated Certificate of Incorporation.

			BROKER
FOR	AGAINST	ABSTAIN	NONVOTES
287,806,899	25,437,080	2,958,998	0

-- Proposal to approve confirmation of independent accountants.

			BROKER
FOR	AGAINST	ABSTAIN	NONVOTES
304,158,674	9,894,711	2,149,592	0

-- Approval of Stockholder's Resolution on Adoption of MacBride Principles for Northern Ireland Subsidiaries.

			BROKER
FOR	AGAINST	ABSTAIN	NONVOTES
17,712,681	234,606,375	24,425,342	39,458,579

Item 6.  Exhibits and Reports on Form 8-K.

           (a)             EXHIBITS
EXHIBIT NO.	DESCRIPTION
2

Stock Purchase Agreement by and between Taylor Nelson Sofres PLC and The Interpublic Group of Companies, Inc. ("Interpublic"), dated as of May 14, 2003 ((The "SPA"), is incorporated by reference to Exhibit 2.1 to Interpublic's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2003.*

3(ii)	By-Laws of Interpublic, amended through July 31, 2003.

10(iii)(A)(i)(a)	Executive Special Benefit Agreement, made as of April 1, 2003, by and between Interpublic and David A Bell.

10(iii)(A)(i)(b)	Memorandum dated May 1,2003, from David A. Bell, providing for Cancellation of Certain Stock Options.

10(iii)(A)(ii)(a)	Supplemental Agreement, made as of April 7, 2003, to an Employment Agreement, made as of November 18, 2002, between Interpublic and Brian J. Brooks.

10(iii)(A)(ii)(b)	Supplemental Agreement, made as of May 20, 2003, to an Employment Agreement, made as of November 18, 2002, by and between Interpublic and Brian J. Brooks.

10(iii)(A)(ii)(c)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between Interpublic and Brian J. Brooks.

10(iii)(A)(iii)(a)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 23, 2003 to an Executive Severance Agreement, made as of January 1, 1998, by and between Interpublic and Nicholas J. Camera.

10(iii)(A)(iii)(b)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between Interpublic and Nicholas J. Camera.

10(iii)(A)(iv)(a)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between Interpublic and John J. Dooner, Jr.

10(iii)(A)(iv)(b)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 17, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between Interpublic and John J. Dooner, Jr.

10(iii)(A)(iv)(c)	Letter Agreement, dated May 8, 2003, between Interpublic and John J. Dooner, Jr., providing for Cancellation of Certain Stock Options.

10(iii)(A)(v)(a)	Executive Special Benefit Agreement, made as of May 1, 2003, by and between Interpublic and Bruce S. Nelson.

10(iii)(A)(v)(b)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of April 18, 2002, by and between Interpublic and Bruce S. Nelson.

10(iii)(A)(vi)(a)	Confidential Separation Agreement and General Release, dated June 26, 2003, between Interpublic and Sean F. Orr.

10(iii)(A)(vi)(b)	Supplemental Agreement made as of March 31, 2003 and executed as of April 11, 2003, to an Employment Agreement, made as of April 27, 1999, by and between Interpublic and Sean F. Orr.

10(iii)(A)(vii)	Letter Agreement, dated May 28, 2003, between Interpublic and J. Brendan Ryan providing for the Cancellation of Certain Stock Options.

10(iii)(A)(viii)(a)	Supplemental Agreement, made as of April 8, 2003, to an Employment Agreement, made as of January 28, 2002, by and between Interpublic and Philippe Krakowsky.

10(iii)(A)(viii)(b)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between Interpublic and Philippe Krakowsky.

10(iii)(A)(ix)(a)	Executive Special Benefit Agreement, made as of November 1, 2002 and executed as of June 23, 2003, by and between Interpublic and Richard P. Sneeder.

10(iii)(A)(ix)(b)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between Interpublic and Richard P. Sneeder.

10(iii)(A)(x)	Supplemental Agreement, made as of June 16, 2003 to an Executive Severance Agreement, made as of November 14, 2002, by and between Interpublic and Susan Watson.

10(iii)(A)(xi)	Letter Agreement, dated June 27, 2003, between Interpublic and Gunnar Wilmot providing for the Cancellation of Certain Stock Options.

10(iii)(A)(xii)	Letter Agreement, dated May 15, 2003, between Interpublic and Barry Linsky providing for the Cancellation of Certain Stock Options.

31.1	Certification, dated as of August 14, 2003 and executed by David A Bell under Section 302 of the Sarbanes Oxley Act of 2002 ("S-OX").

31.2	Certification, dated as of August 14, 2003 and executed by Sean F. Orr, under Section 302 of S-OX.

32	Certification, dated as of August 14, 2003 and executed by David A Bell and Sean F. Orr, under Section 906 of S-OX.

*	The schedules to the SPA have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

(b)	REPORTS ON FORM 8-K.

The following Reports on Form 8-K were filed or furnished during the quarter ended June 30, 2003:

1)	Report, filed April 9, 2003. Item 5 Other Events and Regulation FD Disclosure and Item 7 Financial Statements and Exhibits. Exhibit 99.1.

2)	Report, filed May 8, 2003. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits and Item 12 Results of Operations and Financial Condition. Exhibit 99.1.

3)

Report, furnished May 14, 2003. Item 7 Financial Statements and Exhibits, Item 9 Regulation FD Disclosure and Item 12 Results of Operations and Financial Condition. Exhibit 99.1. This report has merely been "furnished" to the SEC. The Registrant does not intend for the report to be deemed "filed."

4)

Report, filed June 18, 2003. Item 5 Other Events and Regulation FD Disclosure and Item 7 Financial Statements and Exhibits. Unaudited proforma condensed consolidated statement of operations for the periods ended December 31, 2002, 2001 and 2000 and March 31, 2003 and unaudited proforma condensed consolidated balance sheet as of March 31, 2003. Exhibit 2.1.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

Date: August 14, 2003	BY /S/ DAVID A. BELL
DAVID A. BELL
Chairman of the Board, President
and Chief Executive Officer

Date: August 14, 2003	BY /S/ SEAN F. ORR
SEAN F. ORR
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS
EXHIBIT NO.	DESCRIPTION
2

Stock Purchase Agreement by and between Taylor Nelson Sofres PLC and The Interpublic Group of Companies, Inc. ("Interpublic"), dated as of May 14, 2003 (The "SPA"), is incorporated by reference to Exhibit 2.1 to Interpublic's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2003.*

3(ii)	By-Laws of Interpublic, amended through July 31, 2003.

10(iii)(A)(i)(a)	Executive Special Benefit Agreement, made as of April 1, 2003, by and between Interpublic and David A Bell.

10(iii)(A)(i)(b)	Memorandum dated May 1,2003, from David A. Bell, providing for Cancellation of Certain Stock Options.

10(iii)(A)(ii)(a)	Supplemental Agreement, made as of April 7, 2003, to an Employment Agreement, made as of November 18, 2002, between Interpublic and Brian J. Brooks.

10(iii)(A)(ii)(b)	Supplemental Agreement, made as of May 20, 2003, to an Employment Agreement, made as of November 18, 2002, by and between Interpublic and Brian J. Brooks.

10(iii)(A)(ii)(c)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between Interpublic and Brian J. Brooks.

10(iii)(A)(iii)(a)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 23, 2003 to an Executive Severance Agreement, made as of January 1, 1998, by and between Interpublic and Nicholas J. Camera.

10(iii)(A)(iii)(b)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between Interpublic and Nicholas J. Camera.

10(iii)(A)(iv)(a)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between Interpublic and John J. Dooner, Jr.

10(iii)(A)(iv)(b)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 17, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between Interpublic and John J. Dooner, Jr.

10(iii)(A)(iv)(c)	Letter Agreement, dated May 8, 2003, between Interpublic and John J. Dooner, Jr., providing for Cancellation of Certain Stock Options.

10(iii)(A)(v)(a)	Executive Special Benefit Agreement, made as of May 1, 2003, by and between Interpublic and Bruce S. Nelson.

10(iii)(A)(v)(b)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of April 18, 2002, by and between Interpublic and Bruce S. Nelson.

10(iii)(A)(vi)(a)	Confidential Separation Agreement and General Release, dated June 26, 2003, between Interpublic and Sean F. Orr.

10(iii)(A)(vi)(b)	Supplemental Agreement made as of March 31, 2003 and executed as of April 11, 2003, to an Employment Agreement, made as of April 27, 1999, by and between Interpublic and Sean F. Orr.

10(iii)(A)(vii)	Letter Agreement, dated May 28, 2003, between Interpublic and J. Brendan Ryan providing for the Cancellation of Certain Stock Options.

10(iii)(A)(viii)(a)	Supplemental Agreement, made as of April 8, 2003, to an Employment Agreement, made as of January 28, 2002, by and between Interpublic and Philippe Krakowsky.

10(iii)(A)(viii)(b)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between Interpublic and Philippe Krakowsky.

10(iii)(A)(ix)(a)	Executive Special Benefit Agreement, made as of November 1, 2002 and executed as of June 23, 2003, by and between Interpublic and Richard P. Sneeder.

10(iii)(A)(ix)(b)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between Interpublic and Richard P. Sneeder.

10(iii)(A)(x)	Supplemental Agreement, made as of June 16, 2003 to an Executive Severance Agreement, made as of November 14, 2002, by and between Interpublic and Susan Watson.

10(iii)(A)(xi)	Letter Agreement, dated June 27, 2003, between Interpublic and Gunnar Wilmot providing for the Cancellation of Certain Stock Options.

10(iii)(A)(xii)	Letter Agreement, dated May 15, 2003, between Interpublic and Barry Linsky providing for the Cancellation of Certain Stock Options.

31.1	Certification, dated as of August 14, 2003 and executed by David A Bell under Section 302 of the Sarbanes Oxley Act of 2002 ("S-OX").

31.2	Certification, dated as of August 14, 2003 and executed by Sean F. Orr, under Section 302 of S-OX.

32	Certification, dated as of August 14, 2003 and executed by David A Bell and Sean F. Orr, under Section 906 of S-OX.

*	The schedules to the SPA have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.