Form 10-Q
period 2003-09-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 2003-11-14
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at October 31, 2003: 392,238,613 shares.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
I N D E X

PART I.    FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements

	Consolidated Statement of Operations	3
	Three months ended September 30, 2003
	and 2002 (unaudited)

	Consolidated Statement of Operations	4
	Nine months ended September 30, 2003
	and 2002 (unaudited)

	Consolidated Balance Sheet	5
	September 30, 2003 and
	December 31, 2002 (unaudited)

	Consolidated Statement of Comprehensive Income	7
	Three months ended September 30, 2003
	and 2002 (unaudited)

	Consolidated Statement of Comprehensive Income	8
	Nine months ended September 30, 2003
	and 2002 (unaudited)

	Consolidated Statement of Cash Flows	9
	Nine months ended September 30, 2003
	and 2002 (unaudited)

	Notes to Consolidated Financial Statements (unaudited)	10

Item 2.	Management's Discussion and Analysis of	27
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	44

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION
Item 1.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
	2003	2002

REVENUE	$1,418.9	$1,386.8

OPERATING EXPENSES:
Salaries and related expenses	810.9	813.2
Office and general expenses	506.6	519.0
Amortization of intangible assets	1.8	2.1
Restructuring charges	48.0	12.1
Long-lived asset impairment	222.7	118.7
Total operating expenses	1,590.0	1,465.1

OPERATING LOSS	(171.1)	(78.3)

OTHER INCOME (EXPENSE):
Interest expense	(43.5)	(36.7)
Debt prepayment penalty	(24.8)	--
Interest income	9.5	5.9
Other income	1.2	2.7
Investment impairment	(29.7)	(4.9)
Litigation charges	(127.6)	--

Total other income (expense)	(214.9)	(33.0)

LOSS before income taxes	(386.0)	(111.3)

Provision for (benefit of) income taxes	19.5	(23.0)

LOSS OF CONSOLIDATED COMPANIES	(405.5)	(88.3)

Income applicable to minority interests	(10.4)	(7.9)
Equity in net loss of unconsolidated affiliates	(0.3)	(0.2)

LOSS FROM CONTINUING OPERATIONS	(416.2)	(96.4)

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAXES)	89.1	6.8

NET LOSS	$ (327.1)	$ (89.6)

Loss per share:
Basic:
Continuing operations	$ (1.08)	$ (0.26)
Discontinued operations	$ 0.23	$ 0.02
Total	$ (0.85)	$ (0.24)

Diluted:
Continuing operations	$ (1.08)	$ (0.26)
Discontinued operations	$ 0.23	$ 0.02
Total	$ (0.85)	$ (0.24)

Weighted average shares:
Basic	385.8	377.3
Diluted	385.8	377.3

Cash dividends per share	$ --	$ 0.095

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	2003	2002

REVENUE	$4,234.0	$4,196.2

OPERATING EXPENSES:
Salaries and related expenses	2,544.0	2,474.1
Office and general expenses	1,392.1	1,328.4
Amortization of intangible assets	9.1	6.5
Restructuring charges	142.4	12.1
Long-lived asset impairment	244.8	118.7

Total operating expenses	4,332.4	3,939.8

OPERATING INCOME (LOSS)	(98.4)	256.4

OTHER INCOME (EXPENSE):
Interest expense	(128.4)	(108.9)
Debt prepayment penalty	(24.8)	--
Interest income	27.6	20.9
Other income	1.3	9.6
Investment impairment	(42.2)	(21.1)
Litigation charges	(127.6)	--

Total other income (expense)	(294.1)	(99.5)

INCOME (LOSS) BEFORE INCOME TAXES	(392.5)	156.9

Provision for income taxes	36.3	79.6

INCOME (LOSS) OF CONSOLIDATED COMPANIES	(428.8)	77.3

Income applicable to minority interests	(19.4)	(22.1)
Equity in net income (loss) of unconsolidated affiliates	(2.2)	3.1

INCOME (LOSS) FROM CONTINUING OPERATIONS	(450.4)	58.3

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAXES)	101.2	20.9

NET INCOME (LOSS)	$ (349.2)	$ 79.2

Earnings (loss) per share:
Basic:
Continuing operations	$ (1.17)	$ 0.16
Discontinued operations	0.26	0.06
Total	$ (0.91)	$ 0.21(a)

Diluted:
Continuing operations	$ (1.17)	$ 0.15
Discontinued operations	0.26	0.05
Total	$ (0.91)	$ 0.21(a)

Weighted average shares:
Basic	384.0	375.3
Diluted	384.0	381.1

Cash dividends per share	--	$ 0.285

(a) Does not total due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

ASSETS
(Unaudited)

	September 30,	December 31,
	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$ 695.5	$ 933.0
Accounts receivable (net of allowance for doubtful accounts: 2003-$162.2; 2002-$139.8)	4,474.9	4,517.6
Expenditures billable to clients	389.1	407.6
Deferred taxes	41.7	37.0
Prepaid expenses and other current assets	411.9	427.1
Total current assets	6,013.1	6,322.3

FIXED ASSETS, AT COST:
Land and buildings	152.6	168.2
Furniture and equipment	1,041.1	1,125.1
Leasehold improvements	507.7	487.8
	1,701.4	1,781.1
Less: accumulated depreciation	(987.6)	(955.4)

Total fixed assets	713.8	825.7

OTHER ASSETS:
Investment in less than majority-owned affiliates	371.0	357.3
Deferred taxes	610.5	509.9
Other assets	282.5	319.8
Intangible assets (net of accumulated
amortization: 2003-$1,000.0; 2002-$1,038.5)	3,281.2	3,458.7

Total other assets	4,545.2	4,645.7

TOTAL ASSETS	$11,272.1	$11,793.7

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY
(Unaudited)

	September 30,	December 31,
	2003	2002
CURRENT LIABILITIES:
Accounts payable	$ 4,889.0	$5,125.5
Accrued expenses	1,074.5	1,110.8
Accrued income taxes	17.6	33.2
Loans payable	83.9	239.3
Convertible subordinated notes	242.0	--
Zero-coupon convertible senior notes	1.0	581.0

Total current liabilities	6,308.0	7,089.8

NON-CURRENT LIABILITIES:
Long-term debt	1,055.7	1,253.1
Convertible subordinated notes	335.3	564.6
Convertible senior notes	800.0	--
Deferred compensation	523.0	470.5
Accrued postretirement benefits	53.8	55.6
Other non-current liabilities	190.5	189.7
Minority interests in consolidated subsidiaries	64.7	70.4

Total non-current liabilities	3,023.0	2,603.9

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: none
Common stock, $0.10 par value,
shares authorized: 800.0,
shares issued: 2003 - 392.0; 2002 - 389.3	39.2	38.9
Additional paid-in capital	1,752.6	1,797.0
Retained earnings	508.8	858.0
Accumulated other comprehensive loss, net of tax	(274.5)	(373.6)
	2,026.1	2,320.3

Less:
Treasury stock, at cost: 2003- 0.3 shares; 2002 - 3.1 shares	(11.3)	(119.2)
Unamortized deferred compensation	(73.7)	(101.1)

Total stockholders' equity	1,941.1	2,100.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,272.1	$11,793.7

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME THREE MONTHS ENDED SEPTEMBER 30, (Amounts In Millions) (Unaudited)

	2003	2002
Net Loss	$(327.1)	$(89.6)

Foreign Currency Translation Adjustments	11.3	(36.2)

Adjustment for Minimum Pension Liability
Adjustment for minimum pension liability (due to sale of NFO)	3.2	--

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains	14.5	--
Tax expense	(6.0)	--
Unrealized holding losses	--	(9.9)
Tax benefit	--	4.1

Unrealized Holding Gains (Losses) on Securities	8.5	(5.8)

Comprehensive Loss	$(304.1)	$(131.6)

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME NINE MONTHS ENDED SEPTEMBER 30, (Amounts In Millions) (Unaudited)

	2003	2002
Net Income (Loss)	$(349.2)	$ 79.2

Foreign Currency Translation Adjustments	88.0	53.0

Adjustment for Minimum Pension Liability
Adjustment for minimum pension liability	--	--
Tax benefit	--	--

Adjustment for Minimum Pension Liability	--	--

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains	19.8	0.9
Tax expense	(8.2)	(0.4)
Unrealized holding losses	(0.8)	(15.4)
Tax benefit	0.3	6.4

Unrealized Holding Gains (Losses) on Securities	11.1	(8.5)

Comprehensive Income (Loss)	$(250.1)	$123.7

The accompanying notes are an integral part of these consolidated financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions)
(Unaudited)
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income (loss) from continuing operations	$(450.4)	$ 58.3
Adjustments to reconcile net income (loss) from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	138.4	140.1
Amortization of intangible assets	9.1	6.5
Amortization of restricted stock awards and bond discounts	56.7	62.9
Provision for (benefit of) deferred income taxes	(106.2)	25.1
Undistributed equity earnings	2.2	(3.1)
Income applicable to minority interests	19.4	22.1
Restructuring charges - non cash	6.2	--
Long-lived asset impairment	244.8	118.7
Investment impairment	42.2	21.1
Litigation settlements	127.6	--
Other	(2.7)	(7.5)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	238.8	390.8
Expenditures billable to clients	(5.5)	(109.7)
Prepaid expenses and other current assets	(38.2)	(58.1)
Accounts payable and accrued expenses	(419.8)	(414.7)
Other non-current assets and liabilities	9.3	(11.4)

Net cash provided by (used in) operating activities from continuing operations	(128.1)	241.1

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions, net of cash acquired	(194.0)	(252.2)
Capital expenditures	(138.4)	(116.6)
Proceeds from the sale of discontinued operations, net of cash sold	376.7	--
Proceeds from sales of businesses	2.0	8.9
Proceeds from sales of long-term investments	25.2	42.6
Purchases of long-term investments	(15.0)	(42.1)
Maturities of short-term marketable securities	26.3	39.8
Purchases of short-term marketable securities	(34.3)	(14.0)
Other investments in less than majority owned affiliates and miscellaneous assets	(9.7)	(20.4)

Net cash provided by (used in) investing activities from continuing operations	38.8	(354.0)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Increase (decrease) in short-term debt	(243.4)	6.3
Payments of zero-coupon convertible senior notes	(580.0)	--
Proceeds from long-term debt	22.8	5.3
Proceeds from termination of interest swaps	--	41.5
Proceeds from 4.5% convertible senior notes	778.0	--
Payments of long-term debt	(163.4)	(138.0)
Treasury stock acquired	--	(7.9)
Issuance of common stock	3.1	49.7
Distributions to minority interests	(12.5)	(18.0)
Contributions from minority interests	0.5	1.5
Cash dividends - Interpublic	--	(109.0)
Net cash used in financing activities from continuing operations	(194.9)	(168.6)

Effect of exchange rates on cash and cash equivalents	60.1	(42.0)

Net cash (used in) provided by discontinued operations	(13.4)	3.3

Decrease in cash and cash equivalents	(237.5)	(320.2)
Cash and cash equivalents at beginning of year	933.0	935.2

Cash and cash equivalents at end of period	$ 695.5	$ 615.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

1.

Basis of Presentation
In the opinion of management, the financial statements included herein contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company" or "Interpublic") current report on Form 8-K filed on September 9, 2003. The operating results for the first nine months of the year are not necessarily indicative of the results for the year or other interim periods.

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

2.	Earnings (Loss) Per Share The following sets forth the computation of earnings (loss) per share for the three and nine month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002
Basic and diluted (a)
Loss from continuing operations	$(416.2)	$ (96.4)
Income from discontinued operations	89.1	6.8
Net loss	$(327.1)	$ (89.6)

Weighted average number of common shares outstanding	385.8	377.3

Loss per share from continuing operations	$(1.08)	$ (0.26)
Earnings per share from discontinued operations	0.23	0.02
Loss per share - basic and diluted	$(0.85)	$ (0.24)

	Nine Months Ended September 30,
	2003	2002
Basic
Income (loss) from continuing operations	$(450.4)	$ 58.3
Income from discontinued operations	101.2	20.9
Net Income (loss)	$(349.2)	$ 79.2

Weighted average number of common shares outstanding	384.0	375.3

Earnings (loss) per share from continuing operations	$(1.17)	$ 0.16
Earnings per share from discontinued operations	0.26	0.06
Earnings (loss) per share - basic	$(0.91)	$ 0.21(b)

Diluted (a)
Income (loss) from continuing operations - diluted	$(450.4)	$ 58.3
Income from discontinued operations	101.2	20.9
Net Income (loss) - diluted	$(349.2)	$ 79.2

Weighted average number of common shares outstanding	384.0	375.3

Weighted average number of incremental shares in connection with
restricted stock and assumed exercise of stock options	--	5.8

Weighted average number of common shares outstanding - diluted	384.0	381.1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

	Nine Months Ended September 30,
	2003	2002
Earnings (loss) per share from continuing operations	$(1.17)	$ 0.15
Earnings per share from discontinued operations	0.26	0.05
Earnings (loss) per share - diluted	$(0.91)	$ 0.21 (b)

(a)

The computation of diluted EPS for 2003 excludes the assumed conversion of the 1.80% and 1.87% Convertible Subordinated Notes, 4.5% Convertible Senior Notes, the conversion of restricted stock and assumed exercise of stock options because they were antidilutive. The computation of diluted EPS for 2002 excludes the assumed conversion of the 1.80% and 1.87% Convertible Subordinated Notes because they were anti-dilutive.

The 1.80% and 1.87% Convertible Subordinated Notes would have added 6.7 and 6.4 shares, respectively, to the diluted shares outstanding had they been dilutive for the three and nine month periods ended September 30, 2003 and 2002.

The 4.5% Convertible Senior Notes would have added 5.6 and 1.9 shares to the diluted shares for the three and nine month periods ended September 30, 2003, respectively, had they been dilutive.

	(b)	Does not total due to rounding.

3.

Stock - Based Compensation Plans
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

If compensation cost for the Company's stock option plans and its Employee Stock Purchase Plan ("ESPP") had been determined based on the fair value at the grant dates as defined by SFAS 123, the Company's pro forma net income (loss) and earnings (loss) per share for the three months ended and nine months ended September 30 would have been as follows:

	Three Months Ended September 30,
	2003	2002
Loss from Continuing Operations
As reported, loss from continuing operations	$(416.2)	$(96.4)
Add back:
Stock-based employee compensation expense included in
reported net income, net of tax	5.5	9.6
Deduct:
Total fair value of stock based employee
compensation expense, net of tax	(14.0)	(18.7)
Pro forma loss from continuing operations	$(424.7)	$(105.5)

Loss Per Share From Continuing Operations
Basic loss per share
As reported	$(1.08)	$(0.26)
Pro forma	$(1.10)	$(0.28)

Diluted loss per share
As reported	$(1.08)	$(0.26)
Pro forma	$(1.10)	$(0.28)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

For purposes of this pro forma information, the fair value of shares under the ESPP was based on the 15% discount received by employees. The weighted-average fair value (discount) on the date of purchase for stock purchased under this plan was $2.14 and $2.76 for the three months ended September 30, 2003 and 2002, respectively.

The weighted-average fair value of options granted during the three months ended September 30, 2003 and 2002 was $6.30 and $6.20, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2003	2002
Expected option lives	6 years	6 years

Risk free interest rate	3.06%	3.70%

Expected volatility	44.72%	38.58%

Dividend yield	--	2.13%

	Nine Months Ended September 30,
	2003	2002
Income (Loss) from Continuing Operations
As reported, income (loss) from continuing operations	$(450.4)	$58.3
Add back:
Stock-based employee compensation expense included in
reported net income, net of tax	16.9	22.8
Deduct:
Total fair value of stock based employee
compensation expense, net of tax	(44.3)	(50.5)
Pro forma income (loss) from continuing operations	$(477.8)	$30.6

Earnings (Loss) Per Share From Continuing Operations
Basic earnings (loss) per share
As reported	$(1.17)	$0.16
Pro forma	$(1.24)	$0.08

Diluted earnings (loss) per share
As reported	$(1.17)	$0.15
Pro forma	$(1.24)	$0.08

For purposes of this pro forma information, the fair value of shares under the ESPP was based on the 15% discount received by employees. The weighted-average fair value (discount) on the date of purchase for stock purchased under this plan was $1.80 and $3.73 for the nine months ended September 30, 2003 and 2002, respectively.

The weighted-average fair value of options granted during the nine months ended September 30, 2003 and 2002 was $4.83 and $11.01, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

	Nine Months Ended September 30,
	2003	2002
Expected option lives	6 years	6 years

Risk free interest rate	3.30%	4.94%

Expected volatility	43.78%	34.49%

Dividend yield	--	1.31%

4.

Restructuring Charges
During the three and nine months ended September 30, 2003, the Company recorded restructuring charges of $48.0 and $142.4, respectively, in connection with the 2003 and 2001 restructuring programs as discussed below. During the three months ended September 30, 2002, the Company recorded restructuring charges of $12.1 in connection with the 2001 restructuring program.

The Company expects that the restructuring charges recorded to date will result in cash payments of $136.2 to be paid in 2003 ($101.1), 2004 ($22.4) and 2005 and thereafter ($12.7). Further actions in the 2003 restructuring program will be undertaken in the fourth quarter of 2003 and the first half of 2004.

2003 Program
During the second quarter of 2003, the Company announced that it would undertake restructuring initiatives in response to softness in demand for advertising and marketing services. The restructuring initiatives include severance and lease terminations. The total amount of pre-tax charges the Company expects to incur, through the first half of 2004, is up to approximately $250.0.

During the nine months ended September 30, 2003, the Company recorded pre-tax restructuring charges of $142.4 ($95.4 after tax). The pre-tax restructuring charge was composed of severance costs of $103.4 and lease terminations costs of $39.0. Included in the $39.0 of lease termination costs was $4.8 related to the write-off of leasehold improvements on vacated properties and $12.4 related to additional losses on properties vacated as part of the 2001 restructuring program. See below for further discussion of the 2001 restructuring program. The charges related to leases terminated as part of the 2003 program are recorded at net present value and are net of estimated sublease income amounts. In addition, a charge of $9.1 has been incurred in the three months ended September 30, 2003 related to acceleration of amortization of leasehold improvements on premises which are to be vacated in the future. The charge related to such amortization is included in office and general expenses in the accompanying consolidated statement of operations.

A summary of the remaining liability for restructuring charges related to the 2003 restructuring plan is as follows:

		Second Quarter Charges	Third Quarter Charges	Non-cash Charges	2003 Cash Payments	Ending Balance at September 30, 2003
	TOTAL BY TYPE
	Severance and termination costs	$66.0	$ 37.4	$1.4	$54.5	$47.5
	Lease terminations and other exit costs	16.0	10.6	4.8	2.4	19.4
	Total	$82.0	$48.0	$6.2	$56.9	$66.9

The severance and termination costs recorded to date relate to a reduction in workforce of approximately 2,200 employees worldwide. The employee groups affected include all levels and functions across the Company: executive, regional and account management and administrative, creative and media production personnel. Approximately 35% of the charge relates to severance in the US, 15% to severance in the UK, 10% to severance in France with the remainder largely relating to the rest of Europe, Asia and Latin America.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

Lease termination costs, net of estimated sublease income, relate to the offices that have been or will be vacated as part of the restructuring. Approximately 35 locations are to be vacated with substantially all actions to be completed by March 31, 2004; however, the cash portion of the charge will be paid out over a period of several years. The majority of the offices to be vacated are located in the US, with approximately one third in overseas markets, principally in Europe.

2001 Program
Following the completion of the True North acquisition in June 2001, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in 2001 in connection with the plan was $634.5.

A summary of the remaining liability for restructuring and other merger related costs related to the 2001 restructuring plan is as follows:

	Liability at December 31, 2002	2003 Charge	Cash paid through September 30, 2003	Liability at September 30, 2003
TOTAL BY TYPE
Severance and termination costs	$ 15.9	$ --	$12.0	$ 3.9
Lease terminations and other exit costs	94.6	12.4	24.9	82.1
Total	$110.5	$12.4	$36.9	$86.0

5.

Long-Lived Asset Impairment
During the three and nine months ended September 30, 2003, the Company recorded charges of $222.7 and $244.8, respectively, related to the impairment of long-lived assets at both its Octagon Worldwide ("OWW") and Motorsports businesses. These amounts include $1.7 and $14.4, respectively, of current capital expenditure outlays that the Company is contractually required to spend to upgrade and maintain certain of its existing Motorsports racing facilities, as well as an impairment of assets at other Motorsports entities.

During the third quarter of 2003, the Company performed its annual impairment review for goodwill and other intangible assets and recorded a non-cash charge of $221.0, which is reflected as a component of "Long-lived asset impairment" in the accompanying consolidated statement of operations. The charge was required to reduce the carrying value of goodwill at the Company's OWW reporting unit. OWW is separate from Motorsports and offers a variety of sports marketing services including athlete representation, TV rights distribution and other marketing and consulting services.

The OWW charges reflect the reporting unit's lower than expected performance in 2003 and revised future projections indicating that the factors behind the poor 2003 performance are likely to persist. Specifically, during 2003 it became apparent that there was significant pricing pressure in both overseas and domestic TV rights distribution. Further, declining athlete pay scales are expected to result in significantly lower fees from athlete representation, and proceeds from events (including ticket revenue and sponsorship) to which the Company is committed will be lower than amounts that had been anticipated when the event rights were acquired. Various factors, including the operating loss incurred at OWW in 2003, have indicated that lower revised growth projections are required, reflecting lower projected gross margins than OWW has earned historically.

In 2002, the Motorsports businesses experienced significant operational difficulties, including significantly lower than anticipated attendance at the marquee British Grand Prix race in July 2002. These events and a change in management at Motorsports in the third quarter of 2002 led the Company to begin assessing its long-term strategy for Motorsports. Based on valuations of the Motorsports businesses, the Company determined that the goodwill and the book value of certain asset groupings at Motorsports were significantly higher than their expected future cash flows and that an impairment had occurred.

Accordingly, the Company recognized a non-cash impairment loss and related charge of $118.7 ($83.8, net of tax) as of September 30, 2002. The charges included $82.1 of goodwill impairment, $24.6 of fixed asset write-offs, and $12.0 to record the fair value of an associated put option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

6.

Investment Impairment
During the three and nine months ended September 30, 2003, the Company recorded investment impairment charges of $29.7 and $42.2, respectively, relating primarily to international investments that had been determined to have incurred an "other than temporary" impairment.

During the third quarter of 2002, the Company recorded investment impairment charges of $4.9, primarily related to European marketable securities and certain venture funds that had been determined to have incurred an "other than temporary" impairment. During the second quarter of 2002, the Company recorded investment impairment charges of $16.2, primarily relating to certain investments of OWW.

The determination as to impairment was largely based on the entity's current and projected operating results.

7.

New Accounting Standards
In December 2002, SFAS 148, "Accounting for Stock-Based Compensation --- Transition and Disclosure (an Amendment of SFAS 123)" ("SFAS 148") was issued. SFAS 148 provides alternative methods of transition for making a voluntary change to fair value-based accounting for stock-based compensation. The Company continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees" and related interpretations. Effective for interim periods beginning after December 15, 2002, SFAS 148 also requires disclosure of pro forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123. This disclosure requirement did not have an impact on our consolidated results of operations or financial position. The FASB recently indicated that they will issue a new accounting standard that will require stock-based employee compensation to be recorded as a charge to earnings.

During 2003, FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46") was issued. FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46 and is based on the concept that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003 and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. On October 9, 2003, the FASB released FASB Staff Position 46-6, which deferred the effective date for the consolidation guidance of FIN 46 from July 1, 2003 to December 31, 2003 for variable interest entities existing prior to February 1, 2003. Pursuant to the transition requirements of FSP 46-6, the Company will adopt the consolidation guidance as of December 31, 2003. As a result of the emerging interpretations of and amendments to FIN 46, the Company is continuing to evaluate the impact of FIN 46 and its related guidance. Their application, however, is not expected to have an impact on, or result in additional disclosure in, the Company's consolidated results of operations or financial position.

During 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") was issued. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3. The standard was adopted effective the third quarter of 2003, as modified by FSP 150-3, and did not have a material impact on its consolidated results of operations or financial position.

In April 2003, SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

8.

Derivative and Hedging Instruments
Hedges of Net Investments
On August 15, 2003, the Company repaid approximately $36.5 in the Yen borrowings under its $375.0 Five-Year Revolving Credit Facility that had been designated as a hedge of a net investment.

Forward Contracts
As of September 30, 2003, the Company had short-term contracts covering approximately $7.5 of notional amount of currency. As of September 30, 2003, the fair value of the forward contracts was negligible.

Other
The Company has two embedded derivative instruments under the terms of the 4.5% Convertible Senior Notes due 2023 ("the 4.5% Notes") issued in March 2003. At September 30, 2003, the fair value of these derivatives was negligible.

9.

Segment Information
The Company is organized into four global operating groups together with several stand-alone agencies. The four global operating groups are: a) McCann-Erickson WorldGroup ("McCann"), b) the FCB Group ("FCB"), c) The Partnership and d) Interpublic Sports and Entertainment Group ("SEG"). Each of the four groups and the stand-alone agencies has its own management structure and reports to senior management of the Company on the basis of this structure. McCann, FCB, The Partnership and the stand-alone agencies provide a full complement of global marketing services including advertising and media management, marketing communications including direct marketing, public relations, sales promotion, event marketing, on-line marketing and healthcare marketing in addition to specialized marketing services. SEG includes OWW (for sports marketing), Motorsports (for its motorsports business), and Jack Morton Worldwide (for specialized marketing services including corporate events, meetings and training/learning).

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

SEG revenue is not material to the Company as a whole. However, due to the recording of long-lived asset impairment charges, operating difficulties and resulting higher costs principally from its Motorsports business, SEG has incurred significant operating losses. Based on the fact that the book value of long-lived assets relating to Motorsports and other substantial contractual obligations may not be fully recoverable and revised projections for OWW, the Company no longer expects that margins of SEG will converge with those of the rest of the Company and accordingly, reports SEG as a separate reportable segment. Other than the impairment charges discussed in Note 5 above and the commitments discussed under Note 13 below, the operating results of SEG are not material to those of the Company, and therefore are not discussed in detail below. The Company is currently evaluating the manner in which SEG and its component parts are managed and reported.

In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has two reportable segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based upon operating earnings before interest and income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

At September 30, 2003 the assets of the reportable segments have not changed materially from those levels reported at December 31, 2002. Summary financial information concerning the Company's reportable segments for the three months ended and nine months ended September 30 is shown in the following table:

	IPG
	(Excl.		Consolidated
	SEG)	SEG	Total
Three Months Ended September 30, 2003
Revenue	$1,297.3	$121.6	$1,418.9
Operating income (loss)	74.6	(245.7)	(171.1)
Depreciation and amortization of fixed assets	48.5	3.0	51.5
Capital expenditures	$ 64.5	$ 1.8	$ 66.3

Three Months Ended September 30, 2002
Revenue	$1,277.4	$109.4	$1,386.8
Operating income (loss)	78.8	(157.1)	(78.3)
Depreciation and amortization of fixed assets	44.1	3.9	48.0
Capital expenditures	$ 26.6	$ 12.2	$ 38.8

A reconciliation of information between reportable segments and the Company's consolidated pre-tax earnings is shown in the following table:

Three Months Ended September 30,	2003	2002

Total operating loss for reportable segments	$(171.1)	$(78.3)
Interest expense	(43.5)	(36.7)
Debt prepayment penalty	(24.8)	--
Interest income	9.5	5.9
Other income	1.2	2.7
Investment impairment	(29.7)	(4.9)
Litigation charges	(127.6)	--
Loss before income taxes	$(386.0)	$(111.3)

	IPG
	(Excl.		Consolidated
	SEG)	SEG	Total
Nine Months Ended September 30, 2003
Revenue	$3,925.3	$308.7	$4,234.0
Operating income (loss)	190.5	(288.9)	(98.4)
Depreciation and amortization of fixed assets	129.1	9.3	138.4
Capital expenditures	$ 119.4	$ 19.0	$ 138.4

Nine Months Ended September 30, 2002
Revenue	$3,898.9	$297.3	$4,196.2
Operating income (loss)	415.1	(158.7)	256.4
Depreciation and amortization of fixed assets	128.2	11.9	140.1
Capital expenditures	$ 84.6	$ 32.0	$ 116.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

A reconciliation of information between reportable segments and the Company's consolidated pre-tax earnings is shown in the following table:

Nine Months Ended September 30,	2003	2002

Total operating income (loss) for reportable segments	$ (98.4)	$ 256.4
Interest expense	(128.4)	(108.9)
Debt prepayment penalty	(24.8)	--
Interest income	27.6	20.9
Other income	1.3	9.6
Investment impairment	(42.2)	(21.1)
Litigation charges	(127.6)	--
Income (loss) before income taxes	$(392.5)	$156.9

10.

Acquisitions, Dispositions and Deferred Payments
Acquisitions
During the first nine months of 2003, the Company completed two acquisitions for $4.0 in cash. Additionally, the Company paid $45.2 in cash and $4.6 in stock for additional ownership interests in companies in which a previous investment had been made.

During the first nine months of 2002, the Company completed nine acquisitions for $48.9 in cash and $1.1 in stock. Additionally, the Company paid $30.6 in cash and $10.4 in stock for additional ownership interests in companies in which a previous investment had been made.

Deferred Payments
During the first nine months of 2003, the Company paid $126.2 in cash and $45.7 in stock as deferred payments on acquisitions that had closed in prior years. During the first nine months of 2002, the Company paid $166.9 in cash and $56.7 in stock as deferred payments on acquisitions that had closed in prior years.

Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance and are recorded as an increase to goodwill and other intangibles.

As of September 30, 2003, the Company's estimated liability for earn-outs, including less than majority-owned affiliates, is as follows:

				2006 and
	2003	2004	2005	thereafter	Total
Cash	$35.9	$76.4	$43.7	$23.4	$179.4
Stock	6.6	13.1	18.9	8.3	46.9
TOTAL	$42.5	$89.5	$62.6	$31.7	$226.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

The total estimated amount of potential payments under put options is $142.9, of which $6.5 is payable in stock. Exercise of the put options would require cash payments to be made as follows:

2003	$17.4
2004	$30.7
2005	$39.7
2006 and thereafter	$48.6

The actual amount to be paid is contingent upon the achievement of projected operating performance targets and the satisfaction of other conditions as specified in the relevant agreement.

The Company also has call options to acquire additional equity interests in companies in which it already has an ownership interest. The total estimated amount of potential payments under call options is $99.2, of which $2.4 is payable in stock. Exercise of the call options would require cash payments to be made as follows:

2003	$13.8
2004	$ 6.5
2005	$12.6
2006 and thereafter	$63.9

The actual amount to be paid is contingent upon the achievement of projected operating performance targets and the satisfaction of other conditions as specified in the relevant agreement.

Other Payments
During the first nine months of 2003, the Company paid $19.1 in cash and $0.1 in stock to settle, principally, loan notes and guarantees that have been previously recognized on the balance sheet. During the first nine months of 2002, $11.6 in cash was paid for such items.

Dispositions
On July 10, 2003, the Company completed the sale of NFO to TNS. The consideration for the sale was $415.6 in cash and approximately 11.7 million ordinary shares of TNS valued, for gain calculation purposes, at approximately $29. (The approximate market value of the shares on November 10, 2003 was $42.8). The Company has agreed, subject to specified conditions, to hold half of the TNS shares until at least December 2003 and the remainder until at least March 2004. TNS will pay the Company an additional $10 in cash approximately one year following the closing of this divestiture contingent on the market price per TNS ordinary share continuing to exceed 146 pence (equivalent to approximately $2.45 at current exchange rates) during a specified averaging period one year from closing. The portion of the consideration consisting of ordinary shares of TNS will be admitted for trading on the London Stock Exchange. As a result of this sale, the Company recognized a pre-tax gain of $99.1 ($89.1 net of tax) in the third quarter, after certain post closing adjustments.

The results of NFO are classified as discontinued operations in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, accordingly, the results of operations and cash flows of NFO have been removed from the Company's results of continuing operations and cash flows for all periods presented in this document.

In addition to the gain discussed above, income from discontinued operations consists of the following:

	Three Months Ended September 30,
	2003	2002
Pre-tax income from discontinued operations	$ --	$11.8
Tax expense	--	5.0
Income from discontinued operations	$ --	$ 6.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

	Nine Months Ended September 30,
	2003	2002
Pre-tax income from discontinued operations	$20.4	$35.3
Tax expense	8.3	14.4
Income from discontinued operations	$12.1	$20.9

The results of operations of NFO for the ten days ended July 10, 2003 were not material and, accordingly, the Company accounted for the disposition as of June 30, 2003.

11.

Debt and Certain Liquidity Matters
Revolving Credit Agreements
On June 27, 2000, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of five years and for borrowings of up to $375.0 (the "Five-Year Revolving Credit Facility"). On May 16, 2002, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of 364 days and for borrowings of up to $500.0 (the "Old 364-Day Revolving Credit Facility"). The Company replaced the Old 364-Day Revolving Credit Facility with a new 364-day revolving credit facility, which it entered into with a syndicate of banks on May 15, 2003 (the "New 364-Day Revolving Credit Facility" and, together with the Five-Year Revolving Credit Facility, the "Revolving Credit Facilities"). The New 364-Day Revolving Credit Facility provides for borrowings of up to $500.0, $200.0 of which are available to the Company for the issuance of letters of credit. The New 364-Day Revolving Credit Facility expires on May 13, 2004. However, the Company has the option to extend the maturity of amounts outstanding on the termination date under the New 364-Day Revolving Credit Facility for a period of one year, if EBITDA for the four fiscal quarters most recently ended was at least $831.0 (for purposes of this EBITDA calculation, only $125.0 of non-recurring restructuring charges may be added back to EBITDA). The Revolving Credit Facilities are used for general corporate purposes. As of September 30, 2003, $151.4 was utilized under the New 364-Day Revolving Credit Facility for the issuance of letters of credit and there were no borrowings under the Five-Year Revolving Credit Facility.

The Revolving Credit Facilities bear interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. The interest rates on base rate loans and LIBOR loans under the Revolving Credit Facilities are affected by the facilities' utilization levels and the Company's credit ratings. In connection with the New 364-Day Revolving Credit Facility, the Company agreed to new pricing under the Revolving Credit Facilities that increased the interest spread payable on loans by 25 basis points. Based on the Company's current credit ratings, interest rates on loans under the New 364-Day Revolving Credit Facility are currently calculated by adding 175 basis points to either the applicable bank base rate (in the case of base rate loans) or LIBOR (in the case of LIBOR loans), and interest rates on loans under the Five-Year Revolving Credit Facility are currently calculated by adding 170 basis points to these rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

As of September 29, 2003, these additions to the definition of EBITDA were replaced with the following items: (i) up to $161.4 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002; (ii) up to $275.0 of non-recurring restructuring charges (up to $240.0 of which may be cash charges) taken in the fiscal quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004; (iii) up to $70.0 of non-cash, non-recurring charges taken with respect to the impairment of the remaining book value of the Company's Motorsports business; (iv) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company's Motorsports business; (v) up to $300.0 of non-cash, non-recurring goodwill or investment impairment charges taken in the fiscal periods ending September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004; (vi) up to $135.0 in payments made by the Company (up to $40.0 of which may be in cash) with respect to the fiscal periods ending September 30, 2003, December 31, 2003 and March 31, 2004, relating to the settlement of certain litigation matters; (vii) $24.8 in respect of the early repayment by the Company of all amounts outstanding under each of its five Note Purchase Agreements with The Prudential Insurance Company of America dated as of May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999, respectively, with respect to the fiscal quarter ending September 30, 2003; and (viii) non-cash charges related to the adoption by the Company of the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards No. 123 and Statement of Financial Accounting Standards No. 148. In determining the Company's compliance with the financial covenants as of September 30, 2003, the following charges were added back to the definition of EBITDA: (i) $137.0 of restructuring charges ($122.1 of which were cash charges), (ii) $9.4 of non-cash charges with respect to the impairment of the remaining book value of the Company's Motorsports business, (iii) $250.7 of goodwill or investment impairment charges and (iv) $115.0 of charges (primarily non-cash) relating to certain litigation matters. Since these charges and payments were added back to the definition of EBITDA, they do not affect the ability of the Company to comply with its financial covenants. Any charges incurred by the Company as a result of its restructuring program during periods after March 31, 2004 will not be added back to EBITDA in determining whether the Company is in compliance with its financial covenants.

The definition of EBITDA has also been separately amended to give the Company flexibility to settle its commitments under certain leasing and motorsports event contractual arrangements.

The Company paid a fee of 10 basis points on the total commitments under each of the Revolving Credit Facilities in consideration for these amendments to the definition of EBITDA. As of September 30, 2003, the Company was in compliance with all of the covenants (including the financial covenants, as amended) contained in the Five-Year Revolving Credit Facility and the New 364-Day Revolving Credit Facility.

The Company currently expects to be in compliance with both its applicable financial and other covenants in the Revolving Credit Facilities without having to obtain any additional waivers or amendments, except such non-financial covenants as may be necessary in connection with possible capital markets transactions if the Company should choose to enter into such transactions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

Uncommitted Facilities
At September 30, 2003 the Company also had $731.7 of uncommitted lines of credit, 65.1% of which were provided by banks that participate in the Revolving Credit Agreements. At September 30, 2003, approximately $83.5 was outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

Prudential Agreements
On May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999, the Company entered into five note purchase agreements, respectively, with The Prudential Insurance Company of America (the "Prudential Agreements"). The notes issued pursuant to the Prudential Agreements were repayable on May 2004, April 2005, October 2006, August 2007 and January 2009, respectively, and had interest rates of 10.01%, 9.95%, 9.41%, 9.09% and 8.05%, respectively.

Due to the high interest rates on the notes issued under the Prudential Agreements and the restrictive financial covenants contained in these agreements, the Company repaid the total principal amount and interest outstanding under the Prudential Agreements on August 8, 2003, including a prepayment penalty that resulted in a net charge of approximately $24.8.

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

Other Debt Instruments-- Convertible Senior Notes - 4.5%
In March 2003, the Company completed the issuance and sale of $800 aggregate principal amount of the 4.5% Notes. In April 2003, the Company used $581.3 of the net proceeds of this offering to repurchase the Zero-Coupon Notes tendered in its concurrent tender offer and is using the remaining proceeds for the repayment of other indebtedness, general corporate purposes and working capital. The 4.5% Notes are unsecured, senior securities that may be converted into common shares if the price of the Company's common stock reaches a specified threshold, at an initial conversion rate of 80.5153 shares per one thousand dollars principal amount, equal to a conversion price of $12.42 per share, subject to adjustment. This threshold will initially be 120% of the conversion price and will decline 1/2% each year until it reaches 110% at maturity in 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

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

Through December 2002, the Company had paid cash dividends quarterly with the most recent quarterly dividend paid in December 2002 at a rate of $0.095 per share. The determination of dividend payments is made by the Company's Board of Directors on a quarterly basis. However, as previously discussed, the Company's ability to declare or pay dividends is currently restricted by new terms of its Revolving Credit Facilities, and the Company has not declared or paid a dividend in 2003.

The Company believes that cash flow from operations and proceeds from the sale of NFO, together with its availability under existing lines of credit and expected refinancings thereof and cash on hand, will be sufficient to fund the Company's working capital needs (including disbursements related to its ongoing restructuring program) and other obligations for the next twelve months. In the event additional funds are required, the Company believes it will have sufficient resources, including borrowing capacity and access to capital markets, to meet such requirements. Unanticipated decreases in cash flow from operations as a result of decreased demand for our services and other developments may require the Company to seek other sources of liquidity (including the disposition of certain assets) and modify its operating strategies.

During the third quarter of 2003, the Company filed a universal shelf registration in the amount of $1,800. The Company intends to act opportunistically in accessing the capital markets as the need for additional funding arises.

12.

Income Taxes
The Company's effective income tax rate for the nine months ended September 30, 2003 was negatively impacted by the restructuring charges, long-lived asset impairment charges and non-deductible investment impairment charges relating to unconsolidated affiliates, as well as the establishment of valuation allowances on certain deferred tax assets. In addition, the increased tax rate in 2003 reflects losses incurred in non-US jurisdictions with tax benefits at rates lower than the US statutory rates. All of these factors contributed to the Company's recording a tax provision of $36.3 on a pre-tax loss of $392.5 for the nine months ended September 30, 2003.

As required by SFAS 109 "Accounting for Income Taxes", the Company evaluates the adequacy of its valuation allowances relating to deferred tax assets. The Company's cumulative loss in the most recent three year period, inclusive of the significant loss for the quarter ended September 30, 2003, represents sufficient negative evidence to require a valuation allowance with respect to certain of its deferred tax assets. As a result, the Company determined that certain of its deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance was established relate primarily to foreign loss carryforwards. As a result of the evaluation, a charge of $48.7 was recorded in the third quarter of 2003 to increase the Company's valuation allowance. The total valuation allowance as of September 30, 2003 was $118.0.

The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is "more likely than not" that such assets will be realized.

13.

Commitments and Contingencies
Legal Matters
Federal Securities Class Action
Thirteen federal securities purported class actions were filed against Interpublic and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the court and lead counsel appointed for all plaintiffs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

on November 8, 2002. A consolidated amended complaint was filed thereafter on January 10, 2003. The purported class consists of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act") in connection with Interpublic's acquisition of True North Communications, Inc. ("True North") on behalf of a purported class of True North shareholders who acquired Interpublic stock. No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion and, on March 14, 2003, defendants filed their reply to plaintiff's opposition to defendants' motion. On May 29, 2003, the United States District Court for the Southern District of New York denied the motion to dismiss as to the Company and granted the motion, in part, as to the present and former directors and officers named in the consolidated amended complaint. On June 30, 2003, defendants filed an answer to the consolidated amended complaint. On November 6, 2003, the Court granted plaintiffs' motion to certify a class consisting of persons who purchased Interpublic stock between October 28, 1997 and October 16, 2002 and a class consisting of persons who acquired shares of Interpublic stock in exchange for shares of True North stock.

State Securities Class Actions
Two state securities purported class actions were filed against the Company and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's November 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who acquired Interpublic stock on or about June 25, 2001 in connection with Interpublic's acquisition of True North. These lawsuits allege that Interpublic and certain of its present and former directors and officers allegedly made misleading statements in connection with the filing of a registration statement on May 9, 2001 in which Interpublic issued 67,644,272 shares of its common stock for the purpose of acquiring True North, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results at that time. The suits allege that such misleading statements constitute violations of Sections 11 and 15 of the Securities Act of 1933. No amount of damages is specified in the complaints. These actions were filed in the Circuit Court of Cook County, Illinois. On December 18, 2002, defendants removed these actions from Illinois state court to the United States District Court for the Northern District of Illinois. Thereafter, on January 10, 2003, defendants moved to transfer these two actions to the Southern District of New York. Plaintiffs moved to remand these actions. On April 15, 2003, the United States District Court for the Northern District of Illinois granted plaintiffs' motions to remand these actions to Illinois state court and denied defendants' motion to transfer. On June 18, 2003, the Company moved to dismiss and/or stay these actions. On September 10, 2003, the Illinois state court stayed these actions and on September 24, 2003, plaintiffs filed a notice that they will appeal the stay.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

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

The Company intends to vigorously defend the actions discussed above. However, as with all litigation, these proceedings contain elements of uncertainty and the final resolution of these actions could have a material impact on the Company's financial position, cash flows or results of operations. The Company is presently attempting to settle the litigations described above. The Company cannot give any assurances that any attempts will result in a settlement agreement, that any such agreement will receive the approval of the court or as to the amount or type of consideration that the Company might agree to pay in connection with any settlement.

Litigation Charges
During the three months ended September 30, 2003, the Company has recorded litigation charges of $127.6 for various legal matters, including principally the matters discussed above. The principal amount of the charge relates to the Company's current estimate of amounts that may be payable, which the Company currently believes would be paid primarily in Interpublic common stock.

Other Legal Matters
The Company is involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such other proceedings or claims will have a material effect on the financial condition of the Company.

Tax Matters
On April 21, 2003, the Company received a notice from the Internal Revenue Service ("IRS") proposing adjustments to the Company's taxable income that would result in additional taxes, including conforming adjustments to state and local returns, of $41.5 (plus interest) for the taxable years 1994 to 1996. The Company believes that the tax positions that the IRS has challenged comply with applicable law, and it intends to defend those positions vigorously. The Company filed a Protest with the IRS Appeals Office on July 21, 2003. Although the ultimate resolution of these matters will likely require the Company to pay additional taxes, any such payments will not have a material effect on the Company's financial position, cash flows or results of operations.

SEC Investigation
The Company was informed in January 2003 by the Securities and Exchange Commission staff that the SEC has issued a formal order of investigation related to the Company's restatements of earnings for periods dating back to 1997. The matters had previously been the subject of an informal inquiry. The Company is cooperating fully with the investigation.

Other Contingencies
The Company continues to have commitments under certain leasing and motorsports event contractual arrangements. As of September 30, 2003, the Company is committed to remaining payments under these arrangements of approximately $460. This amount relates to undiscounted payments through 2015 principally under an executory contract and an operating lease and assumes payments over the maximum remaining term of the relevant agreements. This obligation has not been reduced by any future operating results to be generated from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Millions, Except Per Share Amounts) (Unaudited)

the arrangements. The Company is continuing to explore various options with respect to these commitments, at least one of which may involve a cash payment. The Company has obtained amendments of certain definitions contained in its Revolving Credit Agreements (as discussed in Note 11) to give it flexibility to settle these commitments. Additionally, the book value of long-lived assets relating to Motorsports is approximately $60 at September 30, 2003 and this amount may not be fully recoverable depending upon the exit strategy ultimately followed.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Item 2.  RESULTS OF OPERATIONS

When comparing performance between years, The Interpublic Group of Companies, Inc. ("Interpublic") or ("the Company") discusses non-GAAP financial measures such as the impact that foreign currency rate changes, acquisitions/dispositions and organic growth have on reported results. As the Company derives significant revenue from international operations, changes in foreign currency rates between the years may have a significant impact on reported results. Reported results are also impacted by the Company's acquisition and disposition activity. Management believes that discussing the impact of currency fluctuations and acquisitions/dispositions provides a better understanding of the reported results.

The impact of foreign currency is the difference between prior year results converted to US Dollars at prior year exchange rates and prior year results converted to US Dollars at current year exchange rates (constant currency). The impact of acquisitions and dispositions relates to the results of acquisitions and dispositions that occurred since January 1st of the prior year. Organic revenue is calculated as revenue in constant currency eliminating acquisitions and dispositions.

The Company's results of operations are dependent upon: a) maintaining and growing its revenue, b) the ability to retain and gain new clients, c) the continuous alignment of its costs to its revenue and d) retaining and attracting key personnel. Revenue is also highly dependent on overall economic and political conditions. For a further discussion of these and other factors that could affect the Company's results of operations and financial conditions, see "Cautionary Statement."

As discussed in Note 9 to the consolidated financial statements, the Company is comprised of two reportable segments: the Interpublic Sports and Entertainment Group ("SEG") and Interpublic excluding SEG. SEG was formed during the second quarter of 2002 through a carve-out from the Company's other operating groups and is primarily comprised of the operations of Octagon Worldwide ("OWW"), for the Company's sports marketing business, Motorsports, for the Company's motorsports business, and Jack Morton Worldwide, for specialized marketing services including corporate events, meeting and training/learning.

SEG revenue is not material to the Company as a whole. However, due to the recording of long-lived asset impairment charges, operating difficulties and resulting higher costs principally from its Motorsports business, SEG has incurred significant operating losses. Based on the fact that the book value of long-lived assets relating to Motorsports and other substantial contractual obligations may not be fully recoverable and revised projections for OWW, the Company no longer expects that margins of SEG will converge with those of the rest of the Company and, accordingly, reports SEG as a separate reportable segment. Other than the impairment charges which are discussed below and the commitments discussed in "Other Matters", the operating results of SEG are not material to those of the Company, and therefore are not discussed in detail below.

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

Continuing Operations
Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002
The Company reported a net loss of $327.1, or $0.85 diluted loss per share, which is comprised of a $1.08 loss per share from continuing operations and $0.23 earnings per share from discontinued operations for the three months ended September 30, 2003. This compares to a net loss of $89.6, or $0.24 diluted loss per share, comprised of $0.26 loss per share from continuing operations and $0.02 earnings per share from discontinued operations for the three months ended September 30, 2002. Net loss in the third quarter of 2003 includes a pre-tax restructuring charge of $48.0, a pre-tax long-lived asset impairment charge of $222.7 primarily related to the write-down of goodwill at OWW, pre-tax investment impairment charge of $29.7 related to unconsolidated affiliates, an accrual for estimated litigation settlement charges of $127.6 primarily in connection with the shareholder suits related to the restatement of earnings for prior years, a debt prepayment penalty of $24.8 incurred in retiring the Company's term loans and a

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

$48.7 increase to the valuation allowance for deferred income tax assets. Net earnings in the third quarter of 2002 include a pre-tax restructuring charge of $12.1, a pre-tax impairment charge of $118.7 related to the long-lived assets of the Company's Motorsports business and a pre-tax investment impairment charge of $4.9.

The following summarizes certain financial information for purposes of management's discussion and analysis:
	Three Months Ended September 30,
	2003			2002

	IPG			IPG
	(Excl.		Total	(Excl.		Total
	SEG)	SEG	IPG	SEG)	SEG	IPG

Revenue	$1,297.3	$121.6	$1,418.9	$1,277.4	$ 109.4	$1,386.8
Salaries and related expenses	762.2	48.7	810.9	764.0	49.2	813.2
Office and general expenses	412.3	94.3	506.6	422.6	96.4	519.0
Amortization of intangible assets	1.7	0.1	1.8	1.3	0.8	2.1
Restructuring charges	46.5	1.5	48.0	10.7	1.4	12.1
Long-lived asset impairment	--	222.7	222.7	--	118.7	118.7
Operating income (loss)	$ 74.6	$(245.7)	$ (171.1)	$ 78.8	$(157.1)	$ (78.3)

Some of the key factors driving the financial results in the third quarter of 2003 were:
-	Higher exchange rates for the third quarter of 2003, primarily the Euro and Sterling, reflected higher U.S. dollar revenue and expenses in comparison to the third quarter of 2002;

-

While there are signs of economic improvement, there is still softness in demand for the Company's advertising and marketing communications services by current clients, particularly in public relations and other project-based businesses in international markets;

-

Restructuring charges of $48.0 were recorded in the third quarter. In connection with the Company's restructuring program, a charge of $9.1 was also recorded in office and general expenses related to the amortization of leasehold improvements on properties to be vacated as part of the 2003 restructuring program. The Company expects that the total cost of its restructuring initiatives underway will not exceed $250.0 and will be completed during the first six months of 2004;

-	A long-lived asset impairment charge of $221.0 was recorded related to the goodwill of OWW, the Company's sports marketing business.

-	An investment impairment charge of $29.7 was recorded in the third quarter related to unconsolidated, principally international, affiliates.

-	A charge of $127.6 anticipated to be funded principally with Interpublic stock, was recorded primarily related to various legal matters including the shareholder suits.

-	A debt prepayment penalty of $24.8 was recorded as a result of retiring all of the Company's outstanding borrowings under the Prudential Agreements.

-	A charge of $48.7 was recorded in the third quarter to increase the Company's valuation allowance for deferred income tax assets primarily relating to foreign loss carryforwards.

A pre-tax gain on the sale of NFO of $99.1 ($89.1 after tax) was recorded to reflect the closing of the sale in the third quarter.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

REVENUE
The Company is a worldwide global marketing services company, providing clients with communications expertise in three broad areas: a) advertising and media management, b) marketing communications, which includes client relationship management (direct marketing), public relations, sales promotion, event marketing, on-line marketing, corporate and brand identity and healthcare marketing, and c) specialized marketing services, which includes sports and entertainment marketing, corporate meetings and events, retail marketing and other marketing and business services.

Worldwide revenue for the three months ended September 30, 2003 was $1,418.9, an increase of $32.1 or 2.3% from the three months ended September 30, 2002. Domestic revenue, which represented 56% of revenue in the three months ended September 30, 2003, decreased $7.3 or 0.9% from the same period in 2002. International revenue, which represented 44% of revenue in the three months ended September 30, 2003, increased $39.4 or 6.8% from the same period in 2002. International revenue would have decreased 4.2% excluding the effects of changes in foreign currency of $66.4. The increase in worldwide revenue was primarily a result of the effects of higher exchange rates offset by continued softness in the demand for advertising and marketing services by current clients due to the weak economy primarily in international markets. The components of the total revenue change of 2.3% were: impact of foreign currency changes 4.7%, net acquisitions/divestitures (0.7)%, and organic revenue decline (1.7)%. Organic changes in revenue reflect increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

OPERATING EXPENSES
Salaries and Related Expenses
The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 57% of revenue for the three months ended September 30, 2003. Salaries and related expenses for the three months ended September 30, 2003 decreased $2.3 or 0.3% to $810.9 compared to the three months ended September 30, 2002. The decrease was primarily due to the effect of higher exchange rates for the third quarter of 2003, primarily the Euro and Sterling, in comparison to the third quarter of 2002, partially offset by a reduction in severance expense and salary expense resulting from previous headcount reductions and the Company's restructuring program. The Company's headcount was reduced to 43,500 at September 30, 2003 compared with 46,900 at December 31, 2002 and 47,500 at September 30, 2002. The components of the total change of (0.3)% were: impact of foreign currency changes 4.5%, net acquisitions/divestitures (0.2)% and decreases in salaries and related expenses from existing operations (4.6)%.

Office and General Expenses
Office and general expenses were $506.6 in the three months ended in September 30, 2003 and $519.0 in the three months ended September 30, 2002, a decrease of $12.4 or 2.4%. The decrease in office and general expenses was primarily due to reduction in occupancy and overhead costs as a result of the restructuring program partially offset by the effects of higher exchange rates and higher bad debt expense. The components of the total change of (2.4)% were: impact of foreign currency changes 5.5%, net acquisitions/divestitures (1.8)% and decreases in office and general expenses from existing operations (6.1)%.

Amortization of Intangible Assets
Amortization of intangible assets was $1.8 in the three months ended September 30, 2003 compared with $2.1 in the three months ended September 30, 2002. The decrease relates primarily to the write-off of intangible assets in the third quarter of 2002 at the Company's Motorsports business.

Restructuring Charges
See "Restructuring Charges" below.

Long-Lived Asset Impairment
See "Long-Lived Asset Impairment" below.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense was $43.5 in the third quarter of 2003 compared with $36.7 in the third quarter of 2002. The increase was a result of the issuance of $800 4.5% Convertible Notes on March 13, 2003. These proceeds were invested until early April, at which time the proceeds were used for the settlement of the tender offer for the Zero-Coupon Notes.

Debt Prepayment Penalty
During the third quarter of 2003, the Company repaid all of its outstanding borrowings under the Prudential Agreements. This transaction required repaying $142.5 principal amount of its outstanding debt. In connection with this transaction a prepayment penalty of $24.8 was recorded.

Interest Income
Interest income was $9.5 for the three months ended September 30, 2003 compared with $5.9 in the same period of 2002. The increase in 2003 is primarily due to the higher cash balances resulting from the proceeds of the sale of NFO.

Other Income
Other income primarily consists of investment income, gains from the sale of businesses and gains (losses) from the sale of investments, primarily marketable securities classified as available-for-sale. Other income was $1.2 for the three months ended September 30, 2003 compared with income of $2.7 for the three months ended September 30, 2002. The gain in the third quarter of 2003 reflects the sale of an advertising business in South America. Included in the third quarter of 2002 was a gain on the sale of an unconsolidated affiliate in the US.

Investment Impairment
During the third quarter of 2003, the Company recorded investment impairment charges of $29.7 relating primarily to international investments that had been determined to have incurred an "other than temporary" impairment.

During the third quarter of 2002, the Company recorded investment impairment charges of $4.9, primarily relating to marketable securities and certain venture funds that had been determined to have incurred an "other than temporary" impairment.

Litigation Charges
During the three months ended September 30, 2003, the Company has recorded litigation charges of $127.6 for various legal matters, including principally the matters discussed in Note 13 to the consolidated financial statements. The principal amount of the charge relates to the Company's current estimate of amounts that may be payable, which the Company currently believes would be paid primarily in Interpublic common stock.

OTHER ITEMS
Effective Income Tax Rate
The Company's effective income tax rate for the third quarter of 2003 was negatively impacted by the restructuring charges, long-lived asset impairment charges and non-deductible investment impairment charges relating to unconsolidated affiliates, as well as the establishment of valuation allowances on certain deferred tax assets. In addition, the increased tax rate in 2003 reflects losses incurred in non-US jurisdictions with tax benefits at rates lower than the US statutory rates. All of these factors contributed to the Company's recording of a tax provision of $19.5 on a pre-tax loss of $386.0 in the third quarter.

Valuation Allowance
As required by SFAS 109 "Accounting for Income Taxes", the Company evaluates the adequacy of its valuation allowances relating to deferred tax assets. The Company's cumulative loss in the most recent three year period, inclusive of the significant loss for the quarter ended September 30, 2003, represents sufficient negative evidence to require a valuation allowance with respect to certain of its deferred tax assets. As a result, the Company determined that certain of its deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance was established relate primarily to foreign loss carryforwards. As a result of the evaluation, a charge of $48.7 was recorded in the third quarter of 2003 to increase the Company's valuation allowance. The total valuation allowance as of September 30, 2003 was $118.0.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is "more likely than not" that such assets will be realized.

Minority Interest
Income applicable to minority interests was $10.4 in the third quarter of 2003 compared to $7.9 in the third quarter of 2002. The increase in the third quarter of 2003 was primarily due to higher operating results of certain operations in Asia Pacific and an increase in minority interest recorded in certain operations in the U.S.

Unconsolidated Affiliates
Equity in net income of unconsolidated affiliates, virtually unchanged, was a loss of $0.3 in the third quarter of 2003 compared to a loss of $0.2 in the third quarter of 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
The Company reported a net loss of $349.2, or $0.91 diluted loss per share which is comprised of a $1.17 loss per share from continuing operations and $0.26 earnings per share from discontinued operations for the nine months ended September 30, 2003. This compares to net earnings of $79.2, or $0.21 diluted earnings per share, which is comprised of $0.15 earnings per share from continuing operations and $0.05 earnings per share from discontinued operations for the nine months ended September 30, 2002. Net loss in the nine months ended September 30, 2003 includes a pre-tax restructuring charge of $142.4, a pre-tax long-lived asset impairment charge of $244.8 related to the fixed assets of the Company's Motorsports business and write-down of goodwill at OWW, a pre-tax investment impairment charge of $42.2 related to unconsolidated affiliates, primarily international, an accrual for estimated litigation settlement charges of $127.6 primarily in connection with the shareholder suits related to the restatement of earnings for prior years and a debt prepayment penalty of $24.8 incurred in retiring the Company's term loans. Net earnings in the first nine months of 2002 includes a pre-tax restructuring charge of $12.1, a pre-tax impairment charge of $118.7 related to the long-lived assets of the Company's Motorsports business and a pre-tax investment impairment charge of $21.1 primarily related to OWW.

The following summarizes certain financial information for purposes of management's discussion and analysis:
	Nine Months Ended September 30,
	2003			2002
	IPG			IPG
	(Excl.		Total	(Excl.)		Total
	SEG)	SEG	IPG	SEG	SEG	IPG

Revenue	$3,925.3	$ 308.7	$4,234.0	$3,898.9	$297.3	$4,196.2
Salaries and related expenses	2,398.4	145.6	2,544.0	2,332.5	141.6	2,474.1
Office and general expenses	1,187.9	204.2	1,392.1	1,140.9	187.5	1,328.4
Amortization of intangible assets	7.9	1.2	9.1	4.0	2.5	6.5
Restructuring charges	140.6	1.8	142.4	6.4	5.7	12.1
Long-lived asset impairment	--	244.8	244.8	--	118.7	118.7
Operating income (loss)	$ 190.5	$(288.9)	$ (98.4)	$ 415.1	$ (158.7)	$ 256.4

REVENUE
Worldwide revenue for the nine months ended September 30, 2003 was $4,234.0, an increase of $37.8 or 0.9% from the nine months ended September 30, 2002. Domestic revenue, which represented 57% of revenue in the nine months ended September 30, 2003, increased $1.1 or 0.0% from the same period in 2002. International revenue, which represented 43% of revenue in the nine months ended September 30, 2003, increased $36.7 or 2.1% from the same period in 2002. International revenue would have decreased 7.7% excluding the effects of changes in foreign currency. The increase in worldwide revenue was primarily a result of the effects of higher exchange rates offset by continued softness in the demand for advertising and marketing services by current clients due to the weak economy, particularly in international markets. The components of the total revenue change of 0.9% were: impact of foreign currency changes 4.3%, net acquisitions/divestitures (0.2)%, and organic revenue decline (3.2)%. Organic changes in revenue reflect increases or decreases in net new business activity and increases or decreases in activity from existing client accounts.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

OPERATING EXPENSES
Salaries And Related Expenses
The Company's expenses related to employee compensation and various employee incentive and benefit programs amount to approximately 60% of revenue for the first nine months ended September 30, 2003. Salaries and related expenses for the nine months ended September 2003 increased $69.9 or 2.8% to $2,544.0 compared to the nine months ended September 30, 2002. The increase was primarily due to the effect of higher exchange rates partially offset by a reduction in salary expense resulting from previous headcount reductions and the restructuring program. The Company's headcount was reduced to 43,500 at September 30, 2003 compared with 46,900 at December 31, 2002 and 47,500 at September 30, 2002. The components of the total change of 2.8% were: impact of foreign currency changes 4.3%, net acquisitions/divestitures 0.0% and decreases in salaries and related expenses from existing operations (1.5)%.

Office and General Expenses
Office and general expenses were $1,392.1 in the nine months ended September 30, 2003 and $1,328.4 in the nine months ended September 30, 2002, an increase of $63.7 or 4.8%. The increase in office and general expenses was primarily due to the effects of higher exchange rates, higher professional fees resulting from the litigation and SEC investigation and debt financing costs partially offset by a reduction in occupancy and overhead costs as a result of the restructuring program. The components of the total change of 4.8% were: impact of foreign currency changes 5.3%, net acquisitions/divestitures (1.0)% and increases in office and general expenses from existing operations 0.5%.

Amortization of Intangible Assets
Amortization of intangible assets was $9.1 in the nine months ended September 30, 2003 compared with $6.5 in the first nine months of 2002. The increase was primarily due to the amortization of higher identifiable intangible assets resulting from the adoption of SFAS 141 and 142.

Restructuring Charges
See "Restructuring Charges" below.

Long-Lived Asset Impairment
See "Long-Lived Asset Impairment" below.

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense was $128.4 in the first nine months of 2003 compared with $108.9 in the first nine months of 2002. The increase was a result of the issuance of $800 4.5% Notes on March 13, 2003. These proceeds were invested until early April, at which time the proceeds were used for the settlement of the tender offer for the Zero-Coupon Notes.

Debt Prepayment Penalty
During the third quarter of 2003, the Company repaid all of its outstanding borrowings under the Prudential Agreements. This transaction required repaying $142.5 principal amount of its outstanding debt. In connection with this transaction a prepayment penalty of $24.8 was recorded.

Interest Income
Interest income was $27.6 for the nine months of 2003 compared with $20.9 in the same period of 2002. The increase in 2003 is primarily due to the higher cash balances resulting from the issuance of the 4.5% Notes in early April, in addition to the proceeds from the sale of NFO in July.

Other Income
Other income primarily consists of investment income, gains (losses) from the sale of businesses and gains (losses) from the sale of investments, primarily marketable securities classified as available-for-sale. Other income was $1.3 for the first nine months of 2003 compared with income of $9.6 for the first nine months of 2002. Included in the first nine months of 2002 was a gain on the sale of an advertising business and an unconsolidated affiliate in the US.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Investment Impairment
During the nine months ended September 30, 2003, the Company recorded investment impairment charges of $42.2 primarily relating to certain international investments in unconsolidated affiliates that had been determined to have incurred an "other than temporary" impairment.

During the nine months ended September 30, 2002, the Company recorded investment impairment charges of $21.1, primarily relating to certain investments of OWW that had been determined to have incurred an "other than temporary" impairment.

Litigation Charges
During the nine months ended September 30, 2003, the Company has recorded litigation charges of $127.6 for various legal matters, including principally the matters discussed in Note 13. The principal amount of the charge relates to the Company's current estimate of amounts that may be payable, which the Company currently believes would be paid primarily in Interpublic common stock.

OTHER ITEMS
Effective Income Tax Rate
The Company's effective income tax rate for the nine months ended September 30, 2003 was negatively impacted by the restructuring charges, long-lived asset impairment charges and non-deductible investment impairment charges relating to unconsolidated affiliates, as well as the establishment of valuation allowances on certain deferred tax assets in the third quarter of 2003. In addition, the increased tax rate in 2003 reflects losses incurred in non-US jurisdictions with tax benefits at rates lower than the US statutory rates. All of these factors contributed to the Company's recording of a tax provision of $36.3 on a pre-tax loss of $392.5 for the nine months ended September 30, 2003.

Valuation allowance
See "Valuation Allowance" in discussion of the three months ended September 30, 2003, above.

Minority Interest
Income applicable to minority interests was $19.4 in the first nine months of 2003 compared to $22.1 in the first nine months of 2002. The reduction in the first nine months of 2003 was primarily due to lower operating results of certain operations in Europe partially offset by an increase in minority interest recorded in certain operations in the US.

Unconsolidated Affiliates
Equity in net income (loss) of unconsolidated affiliates was a loss of $(2.2) in the first nine months of 2003 compared to income of $3.1 in the first nine months of 2002. The reduction is primarily due to the reduced earnings of unconsolidated affiliates in Europe and Brazil.

Restructuring Charges
During the three and nine months ended September 30, 2003, the Company recorded restructuring charges of $48.0 and $142.4, respectively, in connection with the 2003 and 2001 restructuring programs as discussed below. During the three months ended September 30, 2002, the Company recorded restructuring charges of $12.1 in connection with the 2001 restructuring program.

The Company expects that the restructuring charges recorded to date will result in cash payments of $136.2 to be paid in 2003 ($101.1), 2004 ($22.4) and 2005 and thereafter ($12.7). Further actions in the 2003 restructuring program will be undertaken in the fourth quarter of 2003 and the first half of 2004.

2003 Program
During the second quarter of 2003, the Company announced that it would undertake restructuring initiatives in response to softness in demand for advertising and marketing services. The restructuring initiatives include severance and lease terminations. The total amount of pre-tax charges the Company expects to incur, through the first half of 2004, is up to approximately $250.0.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

During the nine months ended September 30, 2003, the Company recorded pre-tax restructuring charges of $142.4 ($95.4 after tax). The pre-tax restructuring charge was composed of severance costs of $103.4 and lease terminations costs of $39.0. Included in the $39.0 of lease termination costs was $4.8 related to the write-off of leasehold improvements on vacated properties and $12.4 related to additional losses on properties vacated as part of the 2001 restructuring program. See below for further discussion of the 2001 restructuring program. The charges related to leases terminated as part of the 2003 program are recorded at net present value and are net of estimated sublease income amounts. In addition, a charge of $9.1 has been incurred in the three months ended September 30, 2003 related to acceleration of amortization of leasehold improvements on premises which are to be vacated in the future. The charge related to such amortization is included in office and general expenses in the accompanying consolidated statement of operations.

A summary of the remaining liability for restructuring charges related to the 2003 restructuring plan is as follows:
	Second Quarter Charges	Third Quarter Charges	Non-cash Charges	2003 Cash Payments	Ending Balance at September 30, 2003
TOTAL BY TYPE
Severance and termination costs	$66.0	$ 37.4	$1.4	$54.5	$47.5
Lease terminations and other exit costs	16.0	10.6	4.8	2.4	19.4
Total	$82.0	$48.0	$6.2	$56.9	$66.9

The severance and termination costs recorded to date relate to a reduction in workforce of approximately 2,200 employees worldwide. The employee groups affected include all levels and functions across the Company: executive, regional and account management and administrative, creative and media production personnel. Approximately 35% of the charge relates to severance in the US, 15% to severance in the UK, 10% to severance in France with the remainder largely relating to the rest of Europe, Asia and Latin America.

Lease termination costs, net of estimated sublease income, relate to the offices that have been or will be vacated as part of the restructuring. Approximately 35 locations are to be vacated with substantially all actions to be completed by March 31, 2004; however, the cash portion of the charge will be paid out over a period of several years. The majority of the offices to be vacated are located in the US, with approximately one third in overseas markets, principally in Europe.

2001 Program
Following the completion of the True North acquisition in June 2001, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in 2001 in connection with the plan was $634.5.

A summary of the remaining liability for restructuring and other merger related costs related to the 2001 restructuring plan is as follows:
	Liability at December 31, 2002	2003 Charge	Cash paid through September 30, 2003	Liability at September 30, 2003
TOTAL BY TYPE
Severance and termination costs	$ 15.9	$ --	$12.0	$ 3.9
Lease terminations and other exit costs	94.6	12.4	24.9	82.1
Total	$110.5	$12.4	$36.9	$86.0

Long-Lived Asset Impairment
During the three and nine months ended September 30, 2003, the Company recorded charges of $222.7 and $244.8, respectively, related to the impairment of long-lived assets at OWW and its Motorsports businesses. These amounts include $1.7 and $14.4, respectively, of current capital expenditure outlays that the Company is contractually required to spend to upgrade and maintain certain of its existing Motorsports racing facilities, as well as an impairment of assets at other Motorsports entities.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

During the third quarter of 2003, the Company performed its annual impairment review for goodwill and other intangible assets and recorded a non-cash charge of $221.0, which is reflected as a component of "Long-lived asset impairment" in the accompanying consolidated statement of operations. The charge was required to reduce the carrying value of goodwill at the Company's OWW reporting unit. OWW is separate from Motorsports and offers a variety of sports marketing services including athlete representation, TV rights distribution and other marketing and consulting services.

The OWW charges reflect the reporting unit's lower than expected performance in 2003 and revised future projections indicating that the factors behind the poor 2003 performance are likely to persist. Specifically, during 2003 it became apparent that there was significant pricing pressure in both overseas domestic TV rights distribution. Further, declining athlete pay scales are expected to result in significantly lower fees from athlete representation, and proceeds from events (including ticket revenue and sponsorship) to which the Company is committed will be lower than amounts that had been anticipated when the event rights were acquired. Various factors, including the operating loss incurred at OWW in 2003, have indicated that lower revised growth projections are required, reflecting lower projected gross margins than OWW has earned historically.

In 2002, the Motorsports businesses experienced significant operational difficulties, including significantly lower than anticipated attendance at the marquee British Grand Prix race in July 2002. These events and a change in management at Motorsports in the third quarter of 2002 led the Company to begin assessing its long-term strategy for Motorsports. Based on valuations of the Motorsports businesses, the Company determined that the goodwill and the book value of certain asset groupings at Motorsports were significantly higher than their expected future cash flows and that an impairment had occurred.

Accordingly, the Company recognized a non-cash impairment loss and related charge of $118.7 ($83.8, net of tax) as of September 30, 2002. The charges included $82.1 of goodwill impairment, $24.6 of fixed asset write-offs, and $12.0 to record the fair value of an associated put option.

DERIVATIVE AND HEDGING INSTRUMENTS
Hedges of Net Investments
On August 15, 2003, the Company repaid approximately $36.5 in the Yen borrowings under its $375.0 Five-Year Revolving Credit Facility that had been designated as a hedge of a net investment.

Forward Contracts
As of September 30, 2003, the Company had short-term contracts covering approximately $7.5 of notional amount of currency. As of September 30, 2003, the fair value of the forward contracts was negligible.

Other
The Company has two embedded derivative instruments under the terms of the 4.5% Convertible Senior Notes due 2023 ("the 4.5% Notes") issued in March 2003. At September 30, 2003, the fair value of these derivatives was negligible.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2003, cash and cash equivalents were $695.5, a decrease of $237.5 from the December 31, 2002 balance of $933.0. The Company collects funds from clients on behalf of media outlets resulting in cash receipts and disbursements at levels substantially exceeding its revenue. Therefore, the working capital amounts reported on its balance sheet and cash flows from operating activities reflect the "pass-through" of these items.

During the third quarter of 2003, the Company filed a universal shelf registration in the amount of $1,800. The Company intends to act opportunistically in accessing the capital markets as the need for additional funding arises.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Operating Activities
Net cash used in operating activities was $128.1 for the nine months ended September 30, 2003 and net cash provided by operations was $241.1 for the nine months ended September 30, 2002, respectively. The increase in cash used for the first nine months of 2003 was primarily attributable to the lower earnings level in 2003 resulting from continued softness in client demand for advertising and marketing communication services and the Company's restructuring program.

Investing Activities
Historically the Company has pursued acquisitions to complement and enhance its service offerings. In addition, the Company has also sought to acquire businesses similar to those already owned to expand its geographic scope to better serve new and existing clients. Acquisitions have historically been funded using stock, cash or a combination of both. Currently, the Company is restricted from making acquisitions or investments by the terms of its Revolving Credit Facilities. See "Financing Activities" for further discussion.

During the first nine months of 2003 and 2002, the Company paid $194.0 and $252.2, respectively, in cash for new acquisitions and earn out payments for previous acquisitions including payments for a number of specialized marketing and communications services companies to complement its existing agency systems and to optimally position itself in the ever-broadening communications market place. The reduction in payments in 2003 reflects the Company's reduced level of acquisition activity.

The Company's capital expenditures in the first nine months of 2003 were $138.4 compared to $116.6 in the first nine months of 2002. The primary purposes of these expenditures were to upgrade computer and telecommunications systems and to modernize offices. Currently, the Company is restricted in making capital expenditures by the terms of its Revolving Credit Facilities. The Company's permitted level of annual capital expenditures is $175.0. See "Financing Activities" for further discussion.

Financing Activities
Revolving Credit Agreements
On June 27, 2000, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of five years and for borrowings of up to $375.0 (the "Five-Year Revolving Credit Facility"). On May 16, 2002, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of 364 days and for borrowings of up to $500.0 (the "Old 364-Day Revolving Credit Facility"). The Company replaced the Old 364-Day Revolving Credit Facility with a new 364-day revolving credit facility, which it entered into with a syndicate of banks on May 15, 2003 (the "New 364-Day Revolving Credit Facility" and, together with the Five-Year Revolving Credit Facility, the "Revolving Credit Facilities"). The New 364-Day Revolving Credit Facility provides for borrowings of up to $500.0, $200.0 of which are available to the Company for the issuance of letters of credit. The New 364-Day Revolving Credit Facility expires on May 13, 2004. However, the Company has the option to extend the maturity of amounts outstanding on the termination date under the New 364-Day Revolving Credit Facility for a period of one year, if EBITDA for the four fiscal quarters most recently ended was at least $831.0 (for purposes of this EBITDA calculation, only $125.0 of non-recurring restructuring charges may be added back to EBITDA). The Revolving Credit Facilities are used for general corporate purposes. As of September 30, 2003, $151.4 was utilized under the New 364-Day Revolving Credit Facility for the issuance of letters of credit and there were no borrowings under the Five-Year Revolving Credit Facility.

The Revolving Credit Facilities bear interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. The interest rates on base rate loans and LIBOR loans under the Revolving Credit Facilities are affected by the facilities' utilization levels and the Company's credit ratings. In connection with the New 364-Day Revolving Credit Facility, the Company agreed to new pricing under the Revolving Credit Facilities that increased the interest spread payable on loans by 25 basis points. Based on the Company's current credit ratings, interest rates on loans under the New 364-Day Revolving Credit Facility are currently calculated by adding 175 basis points to either the applicable bank base rate (in the case of base rate loans) or LIBOR (in the case of LIBOR loans), and interest rates on loans under the Five-Year Revolving Credit Facility are currently calculated by adding 170 basis points to these rates.

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

As of September 29, 2003, these additions to the definition of EBITDA were replaced with the following items: (i) up to $161.4 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002; (ii) up to $275.0 of non-recurring restructuring charges (up to $240.0 of which may be cash charges) taken in the fiscal quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004; (iii) up to $70.0 of non-cash, non-recurring charges taken with respect to the impairment of the remaining book value of the Company's Motorsports business; (iv) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company's Motorsports business; (v) up to $300.0 of non-cash, non-recurring goodwill or investment impairment charges taken in the fiscal periods ending September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004; (vi) up to $135.0 in payments made by the Company (up to $40.0 of which may be in cash) with respect to the fiscal periods ending September 30, 2003, December 31, 2003 and March 31, 2004, relating to the settlement of certain litigation matters; (vii) $24.8 in respect of the early repayment by the Company of all amounts outstanding under each of its five Note Purchase Agreements with The Prudential Insurance Company of America dated as of May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999, respectively, with respect to the fiscal quarter ending September 30, 2003; and (viii) non-cash charges related to the adoption by the Company of the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards No. 123 and Statement of Financial Accounting Standards No. 148. In determining the Company's compliance with the financial covenants as of September 30, 2003, the following charges were added back to the definition of EBITDA: (i) $137.0 of restructuring charges ($122.1 of which were cash charges), (ii) $9.4 of non-cash charges with respect to the impairment of the remaining book value of the Company's Motorsports business, (iii) $250.7 of goodwill or investment impairment charges and (iv) $115.0 of charges (primarily non-cash) relating to certain litigation matters. Since these charges and payments were added back to the definition of EBITDA, they do not affect the ability of the Company to comply with its financial covenants. Any charges incurred by the Company as a result of its restructuring program during periods after March 31, 2004 will not be added back to EBITDA in determining whether the Company is in compliance with its financial covenants.

The definition of EBITDA has been separately amended to give the Company flexibility to settle its commitments under certain leasing and motorsports event contractual arrangements.

The Company paid a fee of 10 basis points on the total commitments under each of the Revolving Credit Facilities in consideration for these amendments to the definition of EBITDA. As of September 30, 2003, the Company was in compliance with all of the covenants (including the financial covenants, as amended) contained in the Five-Year Revolving Credit Facility and the New 364-Day Revolving Credit Facility.

The Company currently expects to be in compliance with both its applicable financial and other covenants in the Revolving Credit Facilities without having to obtain any additional waivers or amendments, except such non-financial covenants as may be necessary in connection with possible capital markets transactions if the Company should choose to enter into such transactions.

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

Uncommitted Facilities
At September 30, 2003 the Company also had $731.7 of uncommitted lines of credit, 65.1% of which were provided by banks that participate in the Revolving Credit Agreements. At September 30, 2003, approximately $83.5 was outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

Prudential Agreements
On May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999, the Company entered into five note purchase agreements, respectively, with The Prudential Insurance Company of America (the "Prudential Agreements"). The notes issued pursuant to the Prudential Agreements were repayable on May 2004, April 2005, October 2006, August 2007 and January 2009, respectively, and had interest rates of 10.01%, 9.95%, 9.41%, 9.09% and 8.05%, respectively.

Due to the high interest rates on the notes issued under the Prudential Agreements and the restrictive financial covenants contained in these agreements, the Company repaid the total principal amount and interest outstanding under the Prudential Agreements on August 8, 2003, including a prepayment penalty that resulted in a net charge of approximately $24.8.

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

Other Debt Instruments-- Convertible Senior Notes - 4.5%
In March 2003, the Company completed the issuance and sale of $800 aggregate principal amount of the 4.5% Notes. In April 2003, the Company used $581.3 of the net proceeds of this offering to repurchase the Zero-Coupon Notes tendered in its concurrent tender offer and is using the remaining proceeds for the repayment of other indebtedness, general corporate purposes and working capital. The 4.5% Notes are unsecured, senior securities that may be converted into common shares if the price of the Company's common stock reaches a specified threshold, at an initial conversion rate of 80.5153 shares per one thousand dollars principal amount, equal to a conversion price of $12.42 per share, subject to adjustment. This threshold will initially be 120% of the conversion price and will decline 1/2% each year until it reaches 110% at maturity in 2023.

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

Through December 2002, the Company had paid cash dividends quarterly with the most recent quarterly dividend paid in December 2002 at a rate of $0.095 per share. The determination of dividend payments is made by the Company's Board of Directors on a quarterly basis. However, as previously discussed, the Company's ability to declare or pay dividends is currently restricted by new terms of its Revolving Credit Facilities, and the Company has not declared or paid a dividend in 2003.

The Company believes that cash flow from operations and proceeds from the sale of NFO, together with its availability under existing lines of credit and expected refinancings thereof and cash on hand, will be sufficient to fund the Company's working capital needs (including disbursements related to its ongoing restructuring program) and other obligations for the next twelve months. If additional funds are required to meet the Company's operating activities and to execute on its long term business strategy the Company believes it will have sufficient resources, including borrowing capacity and access to capital markets. However, there can be no assurance such additional funding will be available to the Company on terms it considers favorable, if at all. Unanticipated decreases in cash flow from operations as a result of decreased demand for our services and other developments may require the Company to seek other sources of liquidity (including the disposition of certain assets) and modify its operating strategies.

In October 2003, the Company received a federal tax refund of approximately $90 as a result of its carryback of its 2002 loss for US federal income tax purposes, and certain capital losses, to earlier periods.

Acquisitions, Dispositions and Deferred Payments
Acquisitions
During the first nine months of 2003, the Company completed two acquisitions for $4.0 in cash. Additionally, the Company paid $45.2 in cash and $4.6 in stock for additional ownership interests in companies in which a previous investment had been made.

During the first nine months of 2002, the Company completed nine acquisitions for $48.9 in cash and $1.1 in stock. Additionally, the Company paid $30.6 in cash and $10.4 in stock for additional ownership interests in companies in which a previous investment had been made.

Deferred Payments
During the first nine months of 2003, the Company paid $126.2 in cash and $45.7 in stock as deferred payments on acquisitions that had closed in prior years. During the first nine months of 2002, the Company paid $166.9 in cash and $56.7 in stock as deferred payments on acquisitions that had closed in prior years.

Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance and are recorded as an increase to goodwill and other intangibles.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

As of September 30, 2003, the Company's estimated liability for earn-outs, including less than majority-owned affiliates, is as follows:
				2006 and
	2003	2004	2005	thereafter	Total
Cash	$35.9	$76.4	$43.7	$23.4	$179.4
Stock	6.6	13.1	18.9	8.3	46.9
TOTAL	$42.5	$89.5	$62.6	$31.7	$226.3

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

The total estimated amount of potential payments under put options is $142.9, of which $6.5 is payable in stock. Exercise of the put options would require cash payments to be made as follows:
2003	$17.4
2004	$30.7
2005	$39.7
2006 and thereafter	$48.6

The actual amount to be paid is contingent upon the achievement of projected operating performance targets and the satisfaction of other conditions as specified in the relevant agreement.

The Company also has call options to acquire additional equity interests in companies in which it already has an ownership interest. The total estimated amount of potential payments under call options is $99.2, of which $2.4 is payable in stock. Exercise of the call options would require cash payments to be made as follows:
2003	$13.8
2004	$ 6.5
2005	$12.6
2006 and thereafter	$63.9

The actual amount to be paid is contingent upon the achievement of projected operating performance targets and the satisfaction of other conditions as specified in the relevant agreement.

Other Payments
During the first nine months of 2003, the Company paid $19.1 in cash and $0.1 in stock to settle, principally, loan notes and guarantees that have been previously recognized on the balance sheet. During the first nine months of 2002, $11.6 in cash was paid for such items.

Dispositions
On July 10, 2003, the Company completed the sale of NFO to TNS. The consideration for the sale was $415.6 in cash and approximately 11.7 million ordinary shares of TNS valued, for gain calculation purposes, at approximately $29. (The approximate market value of the shares on November 10, 2003 was $42.8. The Company has agreed, subject to specified conditions, to hold half of the TNS shares until at least December 2003 and the remainder until at least March 2004. TNS will pay the Company an additional $10 in cash approximately one year following the closing of this divestiture contingent on the market price per TNS ordinary share continuing to exceed 146 pence (equivalent to approximately $2.45 at current exchange rates) during a specified averaging period one year from closing. The portion of the consideration consisting of ordinary shares of TNS will be admitted for trading on the London Stock Exchange. As a result of this sale, the Company recognized a pre-tax gain of $99.1 ($89.1 net of tax) in the third quarter, after certain post closing adjustments.

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

OTHER MATTERS
New Accounting Standards
In December 2002, SFAS 148, "Accounting for Stock-Based Compensation --- Transition and Disclosure (an Amendment of SFAS 123)" ("SFAS 148") was issued. SFAS 148 provides alternative methods of transition for making a voluntary change to fair value-based accounting for stock-based compensation. The Company continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees" and related interpretations. Effective for interim periods beginning after December 15, 2002, SFAS 148 also requires disclosure of pro forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123. This disclosure requirement did not have an impact on our consolidated results of operations or financial position. The FASB recently indicated that they will issue a new accounting standard that will require stock-based employee compensation to be recorded as a charge to earnings.

During 2003, FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46") was issued. FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in FIN 46 and is based on the concept that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The consolidation requirements apply immediately to FIN 46 interests held in variable interest entities created after January 31, 2003 and to interests held in variable interest entities that existed prior to February 1, 2003 and remain in existence as of July 1, 2003. On October 9, 2003, the FASB released FASB Staff Position 46-6, which deferred the effective date for the consolidation guidance of FIN 46 from July 1, 2003 to December 31, 2003 for variable interest entities existing prior to February 1, 2003. Pursuant to the transition requirements of FSP 46-6, the Company will adopt the consolidation guidance as of December 31, 2003. As a result of the emerging interpretations of and amendments to FIN 46, the Company is continuing to evaluate the impact of FIN 46 and its related guidance. Their application, however, is not expected to have an impact on, or result in additional disclosure in, the Company's consolidated results of operations or financial position.

During 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") was issued. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3. The standard was adopted effective the third quarter of 2003, as modified by FSP 150-3, and did not have a material impact on its consolidated results of operations or financial position.

In April 2003, SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Other Contingencies
The Company continues to have commitments under certain leasing and motorsports event contractual arrangements. As of September 30, 2003, the Company is committed to remaining payments under these arrangements of approximately $460. This amount relates to undiscounted payments through 2015 principally under an executory contract and an operating lease and assumes payments over the maximum remaining term of the relevant agreements. This obligation has not been reduced by any future operating results to be generated from the arrangements. The Company is continuing to explore various options with respect to these commitments, at least one of which may involve a cash payment. The Company has obtained amendments of certain definitions contained in its Revolving Credit Agreements (as discussed in Note 11) to give it flexibility to settle these commitments. Additionally, the book value of long-lived assets relating to Motorsports is approximately $60 at September 30, 2003 and this amount may not be fully recoverable depending upon the exit strategy ultimately followed.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
(Dollars in Millions, Except Per Share Amounts)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Interest Rates
At September 30, 2003, a significant portion of the Company's debt obligations was at fixed interest rates. Accordingly, for the fixed rate debt, assuming the fixed rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by approximately $23.8 on an annual basis if market rates were to increase by 10% and would increase by approximately $23.4 on an annual basis if market rates were to decrease by 10%. For that portion of the debt that is maintained at variable rates, based on amounts and rates outstanding at September 30, 2003, the change in interest expense and cash flow from a 10% change in rates would be approximately $2.7 on an annual basis.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Item 4.  Controls and Procedures

As previously disclosed, senior management and the Company's Audit Committee were informed by the Company's independent auditors that they considered that there was a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the processing and monitoring of inter-company transactions, and senior management determined that this material weakness, together with other deficiencies associated with a lack of balance sheet monitoring, if unaddressed, could result in accounting errors in its consolidated financial statements. The Company has implemented certain systematic processes, which, coupled with its existing manual controls, gives the Company the ability to monitor this inter-company activity to ensure the integrity of the consolidated financial statements for the quarter ended September 30, 2003. These new processes have been in place for the last two months of the third quarter. Management will continue to monitor these processes to ensure that they are working as prescribed. In addition, the Company will need to continue its focus on balance sheet analysis and will continue to develop and enhance, as needed, system-wide monitoring controls, and the Company will continue to increase and upgrade its finance resources across its entities, in order to mitigate the risk that accounting errors might go undetected and be included in its consolidated financial statements.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

FEDERAL SECURITIES CLASS ACTIONS

                  Thirteen federal securities purported class actions were filed against Interpublic and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the court and lead counsel appointed for all plaintiffs on November 8, 2002. A consolidated amended complaint was filed thereafter on January 10, 2003. The purported class consists of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act") in connection with Interpublic's acquisition of True North Communications, Inc. ("True North") on behalf of a purported class of True North shareholders who acquired Interpublic stock. No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion and, on March 14, 2003, defendants filed their reply to plaintiff's opposition to defendants' motion. On May 29, 2003, the United States District Court for the Southern District of New York denied the motion to dismiss as to the Company and granted the motion, in part, as to the present and former directors and officers named in the consolidated amended complaint. On June 30, 2003, defendants filed an answer to the consolidated amended complaint. On November 6, 2003, the Court granted plaintiffs' motion to certify a class consisting of persons who purchased Interpublic stock between October 28, 1997 and October 16, 2002 and a class consisting of persons who acquired shares of Interpublic stock in exchange for shares of True North stock.

STATE SECURITIES CLASS ACTIONS

                  Two state securities purported class actions were filed against the Company and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's November 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who acquired Interpublic stock on or about June 25, 2001 in connection with Interpublic's acquisition of True North. These lawsuits allege that Interpublic and certain of its present and former directors and officers allegedly made misleading statements in connection with the filing of a registration statement on May 9, 2001 in which Interpublic issued 67,644,272 shares of its common stock for the purpose of acquiring True North, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results at that time. The suits allege that such misleading statements constitute violations of Sections 11 and 15 of the Securities Act of 1933. No amount of damages is specified in the complaints. These actions were filed in the Circuit Court of Cook County, Illinois. On December 18, 2002, defendants removed these actions from Illinois state court to the United States District Court for the Northern District of Illinois. Thereafter, on January 10, 2003, defendants moved to transfer these two actions to the Southern District of New York. Plaintiffs moved to remand these actions. On April 15, 2003, the United States District Court for the Northern District of Illinois granted plaintiffs' motions to remand these actions to Illinois state court and denied defendants' motion to transfer. On June 18, 2003, the Company moved to dismiss and/or stay these actions. On September 10, 2003, the Illinois state court stayed these actions and on September 24, 2003, plaintiffs filed a notice that they will appeal the stay.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

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

                  The Company intends to vigorously defend the actions discussed above. However, as with all litigation, these proceedings contain elements of uncertainty and the final resolution of these actions could have a material impact on the Company's financial position, cash flows or results of operations. The Company is presently attempting to settle the litigations described above. The Company cannot give any assurances that any attempts will result in a settlement agreement, that any such agreement will receive the approval of the court or as to the amount or type of consideration that the Company might agree to pay in connection with any settlement.

                  For a discussion of the litigation charge recorded principally in connection with the potential settlement, see Note 13 to the consolidated financial statements.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Item 2.  Changes in Securities and Use of Proceeds

              (a)  The terms of the Company's Revolving Credit Facilities restrict (among other things) the Company's ability to declare or pay dividends and repurchase shares of common stock. The Company's permitted level of annual share buybacks and dividend payments is currently $25.0 million. All limitations on dividend payments and share buybacks expire when earnings before interest, taxes, depreciation and amortization, as defined in the amended Revolving Credit Facilities, are at least $1,300.0 million for four consecutive quarters.

              (c)

              (1)   On July 21, 2003, the Registrant paid $3,033,484 and issued 99,310 shares of the Common Stock of the Registrant, par value $.10 per share (the "Interpublic Stock"), to the former shareholder of a company that was acquired in the third quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $1,011,171 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act of 1933, as amended (the "Securities Act").

              (2)   On July 21, 2003, the Registrant paid $1,342,728 and issued 65,293 shares of Interpublic Stock to a former shareholder of a company that was acquired in the fourth quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $895,167 on the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b) of Regulation S under the Securities Act.

              (3)   On August 4, 2003, the Registrant issued 17,143 shares of Interpublic Stock to the two former shareholders of a company as an interim payment for 100% of the shares of the company that was acquired in the fourth quarter of 2002. The shares of Interpublic Stock were valued at $169,833 at the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of the Regulation S under the Securities Act.

              (4)   On September 2, 2003 the Registrant paid $2,353,000 and issued 176,724 shares of Interpublic Stock to the two former shareholders of a company as an additional and final payment for 100% of the shares of the company that was acquired in the second quarter of 2000. The shares of Interpublic Stock were valued at $2,343,360.24 at the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of the Regulation S under the Securities Act.

              (5)   On September 2, 2003 the Registrant issued 42,947 shares of Interpublic Stock to the two former shareholders of a company in partial consideration for a second deferred payment for 100% of the shares of the company that was acquired in the third quarter of 2000. The shares of Interpublic Stock were valued at $435,909 at the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of the Regulation S under the Securities Act.

              (6)   On September 5, 2003, the Registrant paid an aggregate of $521,847 in cash and issued an aggregate of 125,739 shares of Interpublic Stock to nineteen former shareholders of a company that the Registrant acquired in the second quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate market value of $1,217,643 as of the date of issuance.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

              The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the status of fourteen of the former shareholders of the acquired company as accredited investors and based on the sophistication of five of the former shareholders of the acquired company. The former shareholders had access to all the documents filed by the Registrant with the SEC, including the Company's i) Annual Report on Form 10-K for the year ended December 31, 2002, ii) Quarterly Reports on Form 10-Q for 2003, iii) Current Reports on Form 8-K for 2003, and iv) Proxy Statement for the 2003 Annual Meeting of Stockholders.

              (7)   On September 9, 2003, the Registrant issued 13,028 shares of Interpublic Stock, and on August 22, 2003 and August 27, 2003 paid an aggregate of $396,636.78 in cash to the three former shareholders of a company that was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $172,920.79 as of the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

              (8)   On September 11, 2003 the Registrant issued 65,417 shares of Interpublic Stock and on April 30, 2003 paid $1,865,934 in cash to the three former shareholders of a company as payment for 32.7% of the shares of the company that were acquired in the second quarter of 2003. The shares of Interpublic Stock were valued at $1,354,291 at the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of the Regulation S under the Securities Act.

              (9)   On September 24, 2003 the Registrant issued 51,947 shares of Interpublic Stock and paid $1,427,506 in cash to the twenty-nine shareholders of a company whose assets were acquired by a subsidiary of the Registrant in the third quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $475,835 as of the date of issuance.

              The shares of Interpublic Stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the shareholders of the company. The shareholders had access to all the documents filed by the Registrant with the SEC, including the Registrant's i) Annual Report and Form 10-K for the year ended 2002, ii) Quarterly Reports on Form 10-Q for 2003, iii) Current Reports on Form 8-K for 2003, and iv) Proxy Statement for the 2003 Annual Meeting of Stockholders.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K.

           (a)             EXHIBITS
EXHIBIT NO.	DESCRIPTION

3(i)	Restated Certificate of Incorporation, as amended through May 29, 2003 of The Interpublic Group of Companies, Inc ("Interpublic").

10(i)(A)	Amendment No. 2, dated as of September 29, 2003, to the 364-Day Credit Agreement among Interpublic, the initial lenders named therein and Citibank, N.A. as Administrative Agent.

10(i)(B)

Amendment No. 3, dated as of September 29, 2003, to the Amended and Restated Five-Year Credit Agreement among Interpublic, the initial lenders named therein and Citibank, N.A., as Administrative Agent.

10(iii)(A)(1)	The Interpublic Senior Executive Retirement Income Plan.

10(iii)(A)(2)	The Interpublic Capital Accumulation Plan.

10(iii)(A)(3)	The Interpublic Outside Directors Stock Incentive Plan of Interpublic, as amended through August 1, 2003.

10(iii)(A)(4)	Agreement and Release, dated as of September 4, 2003, between Interpublic and James R. Heekin, III.

10(iii)(A)(5)	Supplemental Agreement, made as of May 1, 2003 and signed as of September 3, 2003, to an Employment Agreement, made as of September 5, 2000, by and between Interpublic and Bruce S. Nelson.

31.1	Certification, dated as of November 14, 2003 and executed by David A. Bell, under Section 302 of the Sarbanes-Oxley Act of 2002 ("S-OX").

31.2	Certification, dated as of November 14, 2003 and executed by Christopher J. Coughlin, under Section 302 of S-OX.

32	Certification, dated as of November 14, 2003 and executed by David A. Bell and Christopher J. Coughlin, furnished pursuant to Section 906 of S-OX.

(b)	REPORTS ON FORM 8-K and 8-K/A.

The following Reports on Form 8-K and Form 8-K/A were filed or furnished during the quarter ended September 30, 2003:

1)	Report, filed July 2, 2003. Item 5 Other Events and Regulation FD Disclosure and Item 7 Financial Statements and Exhibits. Exhibit 99.1.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

2)	Report, filed July 24, 2003. Item 2 Acquisition or Disposition of Assets and Item 7 Financial Statements and Exhibits.

3)	Report, filed August 12, 2003. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits and Item 12 Results of Operations and Financial Condition. Exhibit 99.1.

4)

Report, furnished August 14, 2003. Item 12. Results of Operation and Financial Condition. Exhibit 99.1. This report has merely been "furnished" to the SEC. The Registrant does not intend for the report to be deemed "filed".

5)	Report, filed August 20, 2003. Item 5 Other Events and Regulation FD Disclosure and Item 7 Financial Statements and Exhibits. Exhibit 10.1.

6)

Report, filed September 9, 2003. Item 5 Other Events and Regulation FD Disclosure and Item 7 Financial Statements and Exhibits. Exhibits 23.1, 23.2 and 99.1 (Parts I through III of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

7)	Report, filed September 10, 2003. Item 5 Other Events and Regulation FD Disclosure.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

Date: November 14, 2003	BY /S/ DAVID A. BELL
DAVID A. BELL
Chairman of the Board, President
and Chief Executive Officer

Date: November 14, 2003	BY /S/ CHRISTOPHER J. COUGHLIN
CHRISTOPHER J. COUGHLIN
Executive Vice President Chief Operating Officer and Chief Financial Officer

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS
EXHIBIT NO.	DESCRIPTION

3(i)	Restated Certificate of Incorporation, as amended through May 29, 2003 of The Interpublic Group of Companies, Inc ("Interpublic").

10(i)(A)	Amendment No. 2, dated as of September 29, 2003, to the 364-Day Credit Agreement among Interpublic, the initial lenders named therein and Citibank, N.A., as Administrative Agent.

10(i)(B)

Amendment No. 3, dated as of September 29, 2003, to the Amended and Restated Five-Year Credit Agreement among Interpublic, the initial lenders named therein and Citibank, N.A., as Administrative Agent.

10(iii)(A)(1)	The Interpublic Senior Executive Retirement Income Plan.

10(iii)(A)(2)	The Interpublic Capital Accumulation Plan.

10(iii)(A)(3)	The Interpublic Outside Directors Stock Incentive Plan of Interpublic, as amended through August 1, 2003.

10(iii)(A)(4)	Agreement and Release, dated as of September 4, 2003, between Interpublic and James R. Heekin, III.

10(iii)(A)(5)	Supplemental Agreement, made as of May 1, 2003 and signed as of September 3, 2003, to an Employment Agreement, made as of September 5, 2000, by and between Interpublic and Bruce S. Nelson.

31.1	Certification, dated as of November 14, 2003 and executed by David A. Bell, under Section 302 of the Sarbanes-Oxley Act of 2002 ("S-OX").

31.2	Certification, dated as of November 14, 2003 and executed by Christopher J. Coughlin, under Section 302 of S-OX.

32	Certification, dated as of November 14, 2003 and executed by David A. Bell and Christopher J. Coughlin, furnished pursuant to Section 906 of S-OX.