Form 10-Q/A
period 2003-03-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2003-12-08
CIK 51644

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

|X| AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-6686

                    THE INTERPUBLIC GROUP OF COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                        13 -1024020
--------------------------------------------------------------------------------
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

1271 Avenue of the Americas, New York, New York                     10020
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (212) 399 -8000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Executive Act Rule 12b-2) Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at April 30, 2003: 389,639,512 shares.

================================================================================

                                EXPLANATORY NOTE
                              (Dollars in Millions)


The Interpublic Group of Companies ("Interpublic" or the "Company") is filing this Form 10-Q/A to restate its consolidated statement of cash flows for the three months ended March 31, 2003 for the presentation of $22.6 in debt issuance costs. The cash flow related to such costs had been presented as investing activities and has now been presented as financing activities. The net result of the change was to reduce net cash used in investing activities for the three months ended March 31, 2003, by $22.6 and reduce cash provided by financing activities for the three months ended March 31, 2003, by $22.6. The restatement of the consolidated statement of cash flows had no impact on net income (loss) or earnings (loss) per share, or any balance sheet amounts.

The accompanying Form 10-Q/A amends the Form 10-Q filed by the Company on May 15, 2003 for the three months ended March 31, 2003 to correct only the consolidated statement of cash flows for the three months ended March 31, 2003.

This Form 10-Q/A amends Item 1 of Part I of the Company's original Form 10-Q filing only, and except for this item, no other information included in the Company's original Quarterly Report on Form 10-Q is amended by this filing.

Except for the corrections described above, the Form 10-Q/A does not purport to update any disclosures contained in the quarterly report, which speaks as of the date of its original filing on May 15, 2003. For disclosures subsequent to May 15, 2003, please see the Company's reports filed with the Securities and Exchange Commission after that date.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                    I N D E X

                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

  Item 1.   FINANCIAL STATEMENTS

            Consolidated Statement of Operations
                 Three months ended March 31, 2003
                 and 2002 (unaudited)                                     4

            Consolidated Balance Sheet
                 March 31, 2003 and
                 December 31, 2002 (unaudited)                            5

            Consolidated Statement of Comprehensive Income
                 Three months ended March 31, 2003
                 and 2002 (unaudited)                                     7

            Consolidated Statement of Cash Flows
                 Three months ended March 31, 2003 (restated)
                 and 2002 (unaudited)                                     8

            Notes to consolidated financial statements (unaudited)        9

  SIGNATURES                                                             23

  CERTIFICATIONS                                                         24

                         PART I - FINANCIAL INFORMATION

ITEM 1.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                       2003             2002
                                                                                                  ---------------  ---------------
REVENUE                                                                                                 $1,433.0         $1,420.0
                                                                                                  ---------------  ---------------
OPERATING EXPENSES:
     Salaries and related expenses                                                                         908.2            868.8
     Office and general expenses                                                                           484.4            419.8
     Amortization of intangible assets                                                                       4.2              2.8
     Long-lived asset impairment                                                                            11.1               --
                                                                                                  ---------------  ---------------

         Total operating expenses                                                                        1,407.9          1,291.4
                                                                                                  ---------------  ---------------

OPERATING INCOME                                                                                            25.1            128.6
                                                                                                  ---------------  ---------------

OTHER INCOME (EXPENSE):
     Interest expense                                                                                      (38.8)           (35.3)
     Interest income                                                                                         7.9              6.9
     Other income (expense)                                                                                 (0.2)             0.3
     Investment impairment                                                                                  (2.7)              --
                                                                                                  ---------------  ---------------
                                                                                                           (33.8)           (28.1)
         Total other income (expense)
                                                                                                  ---------------  ---------------

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT OF)  INCOME TAXES                                               (8.7)           100.5

     Provision for (benefit of) income taxes                                                                (3.8)            38.0
                                                                                                  ---------------  ---------------

INCOME (LOSS) OF CONSOLIDATED COMPANIES                                                                     (4.9)            62.5

     Income applicable to minority interests                                                                (0.8)            (3.6)
     Equity in net income (loss) of unconsolidated affiliates                                               (2.9)             0.9
                                                                                                  ---------------  ---------------

NET INCOME (LOSS)                                                                                          $(8.6)           $59.8
                                                                                                  ===============  ===============

Earnings (loss) per share:
     Basic                                                                                                $(0.02)           $0.16
     Diluted                                                                                              $(0.02)           $0.16

Weighted average shares:
     Basic                                                                                                 381.8            373.0
     Diluted                                                                                               381.8            379.8

Cash dividends per share                                                                                      --           $0.095

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS
                                   (UNAUDITED)

                                                                                             MARCH 31,           DECEMBER 31,
                                                                                                2003                 2002
                                                                                        --------------------- --------------------
CURRENT ASSETS:
     Cash and cash equivalents                                                                      $1,188.2               $933.0
     Account receivables (net of allowance for doubtful
       accounts: 2003- $141.5; 2002-$139.8)                                                          4,254.1              4,517.6
     Expenditures billable to clients                                                                  390.4                407.6
     Deferred taxes on income                                                                           58.4                 37.0
     Prepaid expenses and other current assets                                                         413.6                427.1
     Assets held for sale (Note 12)                                                                    414.6                   --
                                                                                        --------------------- --------------------
                                                                                                     6,719.3              6,322.3
         Total current assets
                                                                                        --------------------- --------------------

FIXED ASSETS, AT COST:
     Land and buildings                                                                                139.3                168.2
     Furniture and equipment                                                                         1,048.9              1,125.1
     Leasehold improvements                                                                            476.7                487.8
                                                                                        --------------------- --------------------
                                                                                                     1,664.9              1,781.1
     Less: accumulated depreciation                                                                   (937.4)              (955.4)
                                                                                        --------------------- --------------------

         Total fixed assets                                                                            727.5                825.7
                                                                                        --------------------- --------------------

OTHER ASSETS:
     Investment in less than majority-owned affiliates                                                 388.8                357.3
     Deferred taxes on income                                                                          508.5                509.9
     Other assets                                                                                      311.9                319.8
     Intangible assets (net of accumulated
       amortization: 2003- $992.6; 2002-$1,038.5)                                                    3,307.1              3,458.7
                                                                                        --------------------- --------------------
                                                                                                     4,516.3              4,645.7
         Total other assets
                                                                                        --------------------- --------------------

TOTAL ASSETS                                                                                       $11,963.1            $11,793.7
                                                                                        ===================== ====================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                           MARCH 31,            DECEMBER 31,
                                                                                              2003                  2002
                                                                                      --------------------- ----------------------
CURRENT LIABILITIES:
     Accounts payable                                                                             $4,677.4               $5,125.5
     Accrued expenses                                                                              1,017.4                1,110.8
     Accrued income taxes                                                                              3.4                   33.2
     Loans payable                                                                                    80.1                  239.3
     Zero-coupon convertible senior notes                                                            582.5                  581.0
     Liabilities held for sale (Note 12)                                                             121.1                     --
                                                                                      --------------------- ----------------------

         Total current liabilities                                                                 6,481.9                7,089.8
                                                                                      --------------------- ----------------------

NON-CURRENT LIABILITIES:
     Long-term debt                                                                                1,249.2                1,253.1
     Convertible subordinated notes                                                                  568.8                  564.6
     Convertible senior notes                                                                        800.0                     --
     Deferred compensation                                                                           472.8                  470.5
     Accrued postretirement benefits                                                                  52.8                   55.6
     Other non-current liabilities                                                                   121.6                  189.7
     Minority interests in consolidated subsidiaries                                                  64.5                   70.4
                                                                                      --------------------- ----------------------
                                                                                                   3,329.7                2,603.9
         Total non-current liabilities
                                                                                      --------------------- ----------------------

Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value,
       shares authorized: 20.0, shares issued: none
     Common stock, $0.10 par value,
       shares authorized: 550.0,
       shares issued: 2003- 389.6; 2002 - 389.3                                                       39.0                   38.9
     Additional paid-in capital                                                                    1,765.7                1,797.0
     Retained earnings                                                                               849.4                  858.0
     Accumulated other comprehensive loss, net of tax                                               (347.2)                (373.6)
                                                                                      --------------------- ----------------------
                                                                                                   2,306.9                2,320.3
     Less:
     Treasury stock, at cost: 2003 - 1.6 shares; 2002 - 3.1 shares                                   (65.0)                (119.2)
     Unamortized deferred compensation                                                               (90.4)                (101.1)
                                                                                      --------------------- ----------------------

         Total stockholders' equity                                                                2,151.5                2,100.0
                                                                                      --------------------- ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $11,963.1              $11,793.7
                                                                                      ===================== ======================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                          THREE MONTHS ENDED MARCH 31,
                              (AMOUNTS IN MILLIONS)
                                   (UNAUDITED)

                                                                                                        2003            2002
                                                                                                    --------------  --------------
NET INCOME (LOSS)                                                                                           $(8.6)          $59.8
                                                                                                    --------------  --------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                                                                     29.6           (18.5)
                                                                                                    --------------  --------------

ADJUSTMENT FOR MINIMUM PENSION LIABILITY
     Adjustment for minimum pension liability                                                                (4.7)             --
     Tax benefit                                                                                              2.0              --
                                                                                                    --------------  --------------
                                                                                                             (2.7)             --
Adjustment for Minimum Pension Liability
                                                                                                    --------------  --------------

UNREALIZED HOLDING GAINS (LOSSES) ON SECURITIES
     Unrealized holding gains                                                                                  --             0.9
     Tax expense                                                                                               --            (0.4)
     Unrealized holding losses                                                                               (0.8)             --
     Tax benefit                                                                                              0.3              --
                                                                                                    --------------  --------------
                                                                                                             (0.5)            0.5
Unrealized Holding Gains (Losses) on Securities
                                                                                                    --------------  --------------

COMPREHENSIVE INCOME                                                                                        $17.8           $41.8
                                                                                                    ==============  ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                              (AMOUNTS IN MILLIONS)
                                   (UNAUDITED)

                                                                                                       2003
                                                                                                     (Restated)         2002
                                                                                                  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                                          $(8.6)           $59.8
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
CASH USED IN OPERATING ACTIVITIES:
     Depreciation and amortization of fixed assets                                                          47.2             48.7
     Amortization of intangible assets                                                                       4.2              2.8
     Amortization of restricted stock awards and bond discounts                                             18.4             18.4
     Provision for (benefit of) deferred income taxes                                                      (21.7)            42.3
     Undistributed equity earnings                                                                           2.9             (0.9)
     Income applicable to minority interests                                                                 0.8              3.6
     Long-lived asset impairment                                                                            11.1               --
     Investment impairment                                                                                   2.7               --
     Other                                                                                                  (0.7)            (0.1)
CHANGE IN ASSETS AND LIABILITIES, NET OF ACQUISITIONS:
     Accounts receivable                                                                                   233.6            160.4
     Expenditures billable to clients                                                                      (16.1)           (68.5)
     Prepaid expenses and other current assets                                                             (39.6)             0.3
     Accounts payable, accrued expenses and other current liabilities                                     (513.9)          (417.8)
     Accrued income taxes                                                                                   12.7            (45.9)
     Other non-current assets and liabilities                                                              (19.1)             2.4
                                                                                                  ---------------  ---------------

         Net cash used in operating activities                                                            (286.1)          (194.5)
                                                                                                  ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                                                    (52.9)           (65.3)
     Capital expenditures                                                                                  (31.0)           (34.8)
     Proceeds from sales of businesses                                                                       1.0              0.2
     Proceeds from sales of long-term investments                                                           14.2             33.2
     Purchases of long-term investments                                                                     (3.9)           (32.7)
     Maturities of short-term marketable securities                                                         11.2             11.2
     Purchases of short-term marketable securities                                                         (18.7)            (4.3)
     Other investments and miscellaneous assets                                                             (9.1)            (3.4)
                                                                                                  ---------------  ---------------

         Net cash used in investing activities                                                             (89.2)           (95.9)
                                                                                                  ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in short-term bank borrowings                                                    (165.9)            72.6
     Proceeds from long-term debt                                                                          800.7              7.3
     Payments of long-term debt                                                                             (0.7)          (124.0)
     Debt issuance costs                                                                                   (22.6)              --
     Treasury stock acquired                                                                                  --             (2.2)
     Issuance of common stock                                                                                2.9             26.0
     Distributions to minority interests                                                                    (0.2)            (3.3)
     Contributions from minority interests                                                                   1.0               --
     Cash dividends                                                                                           --            (36.0)
                                                                                                  ---------------  ---------------

         Net cash provided by (used in) financing activities                                               615.2            (59.6)
                                                                                                  ---------------  ---------------

Effect of exchange rates on cash and cash equivalents                                                       15.3            (10.1)
                                                                                                  ---------------  ---------------

Increase (decrease) in cash and cash equivalents                                                           255.2           (360.1)
Cash and cash equivalents at beginning of year                                                             933.0            935.2
                                                                                                  ---------------  ---------------
                                                                                                        $1,188.2           $575.1
Cash and cash equivalents at end of period
                                                                                                  ===============  ===============


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

     Restatement
     The Company identified a change to the presentation of debt issuance costs in its consolidated statement of cash flows. The change has been reported through a restatement of previously recorded amounts in the consolidated statement of cash flows in this form 10-Q/A.

     The net result of the change was to reduce net cash used in investing activities for the three months ended March 31, 2003, by $22.6 and reduce cash provided by financing activities for the three months ended March 31, 2003, by $22.6. The restatement of the consolidated statement of cash flows had no impact on net income (loss) or earnings (loss) per share, or any balance sheet amounts.

2.   EARNINGS (LOSS) PER SHARE
     The following sets forth the computation of earnings (loss) per share for the three month periods ended March 31, 2003 and 2002:

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                         -------------------------------------------
                                                                                                 2003                  2002
                                                                                         --------------------- ---------------------
BASIC
Net income (loss)                                                                                       $(8.6)                $59.8
                                                                                         ===================== =====================

Weighted average number of common shares outstanding                                                    381.8                 373.0
                                                                                         ===================== =====================

Income (loss) per share                                                                                $(0.02)                $0.16
                                                                                         ===================== =====================
DILUTED(a)
Net income (loss) - diluted                                                                             $(8.6)                $59.8
                                                                                         ===================== =====================

Weighted average number of common shares outstanding                                                    381.8                 373.0

Weighted average number of incremental shares
     in connection with restricted stock
     and assumed exercise of stock options                                                                 --                   6.8
                                                                                         --------------------- ---------------------

Weighted average number of common shares outstanding - diluted                                          381.8                 379.8
                                                                                         ===================== =====================

Income (loss) per share - diluted                                                                      $(0.02)                $0.16
                                                                                         ===================== =====================

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------------------
                                                                                                   2003                2002
                                                                                            ----------------------------------------

NET INCOME (LOSS)
As reported, net income (loss)                                                                            $(8.6)              $59.8
Add back:
     Stock-based employee compensation expense included in
       reported net income, net of tax                                                                     10.0                10.1

Deduct:
     Total fair value of stock based employee
       compensation expense, net of tax                                                                   (18.3)              (19.4)
                                                                                            ----------------------------------------
                                                                                                         $(16.9)              $50.5
Pro forma
                                                                                            ========================================

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share
     As reported                                                                                         $(0.02)              $0.16
     Pro forma                                                                                           $(0.04)              $0.14

Diluted earnings (loss) per share
     As reported                                                                                         $(0.02)              $0.16
     Pro forma                                                                                           $(0.04)              $0.13


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

     The weighted-average fair value of options granted during the three months ended March 31, 2003 and 2002 was $4.51 and $11.02, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                    2003                2002
                                                  ----------------------------

Expected option lives                                 6 years          6 years

Risk free interest rate                                  3.38%            4.98%

Expected volatility                                     43.50%           34.28%

Dividend yield                                             --             1.29%

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

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     A summary of the remaining liability for restructuring and other merger related costs is as follows:

                                                                                       CASH PAID
                                                           LIABILITY AT                 THROUGH                  LIABILITY
                                                             DECEMBER                    MARCH                    AT MARCH
                                                             31, 2002                   31, 2003                  31, 2003
                                                      ------------------------  ------------------------- -------------------------

TOTAL BY TYPE
Severance and termination costs                                         $15.9                       $5.3                     $10.6
Lease termination and other exit costs                                   94.6                       10.1                      84.5
                                                      ------------------------  ------------------------- -------------------------
Total                                                                  $110.5                      $15.4                     $95.1
                                                      ========================  ========================= =========================

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

     At March 31, 2003 the assets of the reportable segments have not changed materially from those levels reported at December 31, 2002. Summary financial information concerning the Company's reportable segments is shown in the following table:

                                                                            IPG
                                                                           (EXCL.                                     CONSOLIDATED
                                                                            SEG)                   SEG                   TOTAL
                                                                        ---------                 -----               ------------
THREE MONTHS ENDED MARCH 31, 2003
Revenue                                                                 $1,347.4                  $85.6               $1,433.0
Operating income (loss)                                                     46.1                  (21.0)                  25.1
Depreciation and amortization of fixed assets                               43.8                    3.4                   47.2
Capital expenditures                                                       $23.1                   $7.9                  $31.0

THREE MONTHS ENDED MARCH 31, 2002
Revenue                                                                 $1,336.3                  $83.7               $1,420.0
Operating income                                                           122.5                    6.1                  128.6
Depreciation and amortization of fixed assets                               44.5                    4.2                   48.7
Capital expenditures                                                       $30.5                   $4.3                  $34.8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     A reconciliation of information between reportable segments and the Company's consolidated pre-tax earnings is shown in the following table:


THREE MONTHS ENDED MARCH 31,                                   2003                      2002
---------------------------------------------------  -------------------------  ------------------------

Total operating income for reportable segments                          $25.1                    $128.6
Interest expense                                                        (38.8)                    (35.3)
Interest income                                                           7.9                       6.9
Other income (loss)                                                      (0.2)                      0.3
Investment impairment                                                    (2.7)                        -
                                                     -------------------------  ------------------------
Income (loss) before income taxes                                       $(8.7)                   $100.5
                                                     =========================  ========================

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

     As of March 31, 2003, the Company's estimated liability for earn-outs is as follows:

                                                                                                        2006 AND
                                          2003            2004            2005         THEREAFTER        TOTAL
                                     --------------- --------------- --------------- --------------- ---------------
Cash                                         $105.1           $81.0           $49.1           $24.6          $259.8
Stock                                          28.4            12.1            16.6            11.6            68.7
                                     --------------- --------------- --------------- --------------- ---------------
     TOTAL                                   $133.5           $93.1           $65.7           $36.2          $328.5
                                     =============== =============== =============== =============== ===============

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

     The total amount of potential payments under put options is $193.4, of which $6.9 is payable in stock. Exercise of the put options would require payments to be made as follows:

2003                                                           $74.4
2004                                                           $33.8
2005                                                           $35.0
2006 and thereafter                                            $50.2

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

     The Company also has call options to acquire additional equity interests in companies in which it already has an ownership interest. The estimated amount that would be paid under such call options is $111.6 and, in the event of exercise, would be paid as follows:

2003                                                           $23.1
2004                                                            $7.6
2005                                                           $15.3
2006 and thereafter                                            $65.6

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

                                      THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                                    (Registrant)

Date: December 8, 2003                BY  /s/ DAVID A. BELL
                                          -----------------
                                          DAVID A. BELL
                                          Chairman of the Board, President
                                          and Chief Executive Officer



Date: December 8, 2003                BY  /s/ CHRISTOPHER J. COUGHLIN
                                          ---------------------------
                                          CHRISTOPHER J. COUGHLIN
                                          Executive Vice President, Chief
                                          Operating Officer and Chief Financial
                                          Officer

                                  CERTIFICATION

     I, David A. Bell, certify that:


         1. I have reviewed this Quarterly Report on Form 10-Q/A for the Period Ended March 31, 2003 of The Interpublic Group of Companies, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) for the registrant and have:

              a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and;

              c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date December 8, 2003

/s/  David A. Bell
------------------
     David A. Bell
     Chief Executive Officer

                                  CERTIFICATION

     I, Christopher J. Coughlin, certify that:

          1. I have reviewed this Quarterly Report on Form 10-Q/A for the Period Ended March 31, 2003 of The Interpublic Group of Companies, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) for the registrant and have:

              a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and;

              c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 8, 2003


/s/  Christopher J. Coughlin
----------------------------
     Christopher J. Coughlin
     Chief Financial Officer

                                                                      Exhibit 99

                             QUARTERLY CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of The Interpublic Group of Companies, Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The quarterly report on Form 10-Q/A for the quarter ended March 31, 2003 of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: December 8, 2003                             /s/ David A. Bell
                                                    -----------------
                                                    David A. Bell
                                                    Chief Executive Officer


Dated: December 8, 2003                             /s/ Christopher J. Coughlin
                                                    ---------------------------
                                                    Christopher J. Coughlin
                                                    Chief Financial Officer