Form 10-Q/A
period 2003-06-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 2003-12-08
CIK 51644

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

                                EXPLANATORY NOTE
                              (Dollars in Millions)


The Interpublic Group of Companies ("Interpublic" or the "Company") is filing this Form 10-Q/A to restate its consolidated statement of cash flows for the six months ended June 30, 2003 for the presentation of $26.9 in debt issuance costs. The cash flow related to such costs had been presented as investing activities and has now been presented as financing activities. The net result of the change was to reduce cash used in investing activities for the six months ended June 30, 2003, by $26.9 and reduce cash provided by financing activities for the six months ended June 30, 2003, by $26.9. The restatement of the consolidated statement of cash flows had no impact on net income (loss) or earnings (loss) per share, or any balance sheet amounts.

The accompanying Form 10-Q/A amends the Form 10-Q filed by the Company on August 14, 2003 for the six months ended June 30, 2003 to correct only the consolidated statement of cash flows for the six months ended June 30, 2003.

This Form 10-Q/A amends Item 1 of Part I of the Company's original Form 10-Q filing only, and except for this item, no other information included in the Company's original Quarterly Report on Form 10-Q is amended by this filing.

Except for the corrections described above, this Form 10-Q/A does not purport to update any disclosures contained in the quarterly report, which speaks as of the date of its original filing on August 14, 2003. For disclosures subsequent to August 14, 2003, please see the Company's reports filed with the Securities and Exchange Commission after that date.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                    I N D E X


PART I.  FINANCIAL INFORMATION

                                                                       Page No.
   Item 1.  Financial Statements

            Consolidated Statement of Operations                          4
              Three months ended June 30, 2003
              and 2002 (unaudited)

            Consolidated Statement of Operations                          5
              Six months ended June 30, 2003
              and 2002 (unaudited)

            Consolidated Balance Sheet                                    6
              June 30, 2003 and
              December 31, 2002 (unaudited)

            Consolidated Statement of Comprehensive Income                8
              Three months ended June 30, 2003
              and 2002 (unaudited)

            Consolidated Statement of Comprehensive Income                9
              Six months ended June 30, 2003
              and 2002 (unaudited)

            Consolidated Statement of Cash Flows                          10
              Six months ended June 30, 2003 (restated) and 2002 (unaudited)

            Notes to Consolidated Financial Statements (unaudited)        11

SIGNATURES                                                                27

CERTIFICATIONS                                                            28

                         PART I - FINANCIAL INFORMATION
Item 1.
            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           THREE MONTHS ENDED JUNE 30,
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                             2003         2002
                                                             ----         ----

REVENUE                                                   $1,499.4     $1,490.4
                                                          --------     --------

OPERATING EXPENSES:
   Salaries and related expenses                             878.4        839.2
   Office and general expenses                               459.6        435.9
   Amortization of intangible assets                           4.1          2.6
   Restructuring charges                                      94.4           --
   Long-lived asset impairment                                11.0           --
                                                          --------     --------
        Total operating expenses                           1,447.5      1,277.7
                                                          --------     --------

OPERATING INCOME                                              51.9        212.7
                                                          --------     --------

OTHER INCOME (EXPENSE):
   Interest expense                                          (46.1)       (36.9)
   Interest income                                            10.2          8.1
   Other income                                                0.3          6.6
   Investment impairment                                      (9.8)       (16.2)
                                                          --------     --------
        Total other income (expense)                         (45.4)       (38.4)
                                                          --------     --------

Income  before provision for  income taxes                     6.5        174.3

   Provision for income taxes                                 22.4         67.3
                                                          --------     --------

INCOME (LOSS) OF CONSOLIDATED COMPANIES                      (15.9)       107.0

   Income applicable to minority interests                    (8.4)       (10.9)
   Equity in net income of unconsolidated affiliates           1.3          2.5
                                                          --------     --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                     (23.0)        98.6

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAXES)             9.5         10.4
                                                          --------     --------

NET INCOME (LOSS)                                           $(13.5)      $109.0
                                                          ========     ========

Earnings (loss) per share:
   Basic:
        Continuing operations                               $(0.06)       $0.26
        Discontinued operations                              $0.02        $0.03
                                                          --------     --------
            Total                                           $(0.04)       $0.29
                                                          ========     ========

   Diluted:
        Continuing operations                               $(0.06)       $0.26
        Discontinued operations                              $0.02        $0.03
                                                          --------     --------
            Total                                           $(0.04)       $0.29
                                                          ========     ========

Weighted average shares:
   Basic                                                     384.3        375.7
   Diluted                                                   384.3        382.4

Cash dividends per share                               $        --       $0.095

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            SIX MONTHS ENDED JUNE 30,
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                   2003          2002
                                                                   ----          ----

REVENUE                                                       $   2,815.1     $ 2,809.4

OPERATING EXPENSES:
   Salaries and related expenses                                  1,733.1       1,660.9
   Office and general expenses                                      885.5         809.4
   Amortization of intangible assets                                  7.3           4.4
   Restructuring charges                                             94.4            --
   Long-lived asset impairment                                       22.1            --
                                                              -----------     ---------

        Total operating expenses                                  2,742.4       2,474.7
                                                              -----------     ---------

OPERATING INCOME                                                     72.7         334.7
                                                              -----------     ---------

OTHER INCOME (EXPENSE):
   Interest expense                                                 (84.9)        (72.2)
   Interest income                                                   18.1          15.0
   Other income                                                       0.1           6.9
   Investment impairment                                            (12.5)        (16.2)
                                                              -----------     ---------
        Total other income (expense)                                (79.2)        (66.5)
                                                              -----------     ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                      (6.5)        268.2

   Provision for income taxes                                        16.8         102.6
                                                              -----------     ---------

INCOME (LOSS) OF CONSOLIDATED COMPANIES                             (23.3)        165.6

   Income applicable to minority interests                           (9.0)        (14.2)
   Equity in net income (loss) of unconsolidated affiliates          (1.9)          3.3
                                                              -----------     ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                            (34.2)        154.7

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAXES)                   12.1          14.1
                                                              -----------     ---------

NET INCOME (LOSS)                                             $     (22.1)    $   168.8
                                                              ===========     =========

Earnings (loss) per share:
   Basic:
        Continuing operations                                 $     (0.09)    $    0.41
        Discontinued operations                                      0.03          0.04
                                                              -----------     ---------
            Total                                             $     (0.06)    $    0.45
                                                              ===========     =========

   Diluted:
        Continuing operations                                 $     (0.09)    $    0.41
        Discontinued operations                                      0.03          0.04
                                                              -----------     ---------
            Total                                             $     (0.06)    $    0.44(a)
                                                              ===========     =========

Weighted average shares:
   Basic                                                            383.1         374.3
   Diluted                                                          383.1         381.1

Cash dividends per share                                               --     $   0.190


(a)  Does not foot due to rounding.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (Amounts in Millions, Except Per Share Amounts)

                                     ASSETS
                                   (Unaudited)

                                                          June 30,  December 31,
                                                            2003        2002
                                                         ---------    ---------
CURRENT ASSETS:
   Cash and cash equivalents                             $   700.1    $   933.0
   Accounts receivable (net of allowance for doubtful
     accounts: 2003-$153.8; 2002-$139.8)                   4,681.4      4,517.6
   Expenditures billable to clients                          414.8        407.6
   Deferred taxes on income                                   69.4         37.0
   Prepaid expenses and other current assets                 452.5        427.1
   Assets held for sale                                      452.2           --
                                                         ---------    ---------
        Total current assets                               6,770.4      6,322.3
                                                         ---------    ---------

FIXED ASSETS, AT COST:
   Land and buildings                                        148.2        168.2
   Furniture and equipment                                 1,063.6      1,125.1
   Leasehold improvements                                    496.8        487.8
                                                         ---------    ---------
                                                           1,708.6      1,781.1
   Less: accumulated depreciation                           (968.6)      (955.4)
                                                         ---------    ---------

        Total fixed assets                                   740.0        825.7
                                                         ---------    ---------

OTHER ASSETS:
   Investment in less than majority-owned affiliates         352.2        357.3
   Deferred taxes on income                                  516.3        509.9
   Other assets                                              274.9        319.8

   Intangible assets (net of accumulated
     amortization: 2003-$993.3; 2002-$1,038.5)             3,442.9      3,458.7
                                                         ---------    ---------

        Total other assets                                 4,586.3      4,645.7
                                                         ---------    ---------

TOTAL ASSETS                                             $12,096.7    $11,793.7
                                                         =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (Amounts in Millions, Except Per Share Amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                      June 30,      December 31,
                                                                        2003           2002
                                                                      ---------       --------
CURRENT LIABILITIES:
   Accounts payable                                                   $ 5,282.7       $5,125.5
   Accrued expenses                                                     1,019.3        1,110.8
   Accrued income taxes                                                    17.3           33.2
   Loans payable                                                          128.5          239.3
   Zero-coupon convertible senior notes                                     1.0          581.0
   Liabilities held for sale                                              149.0             --
                                                                      ---------       --------

               Total current liabilities                                6,597.8        7,089.8
                                                                      ---------       --------

NON-CURRENT LIABILITIES:
   Long-term debt                                                       1,214.1        1,253.1
   Convertible subordinated notes                                         573.0          564.6
   Convertible senior notes                                               800.0             --
   Deferred compensation                                                  494.1          470.5
   Accrued postretirement benefits                                         53.3           55.6
   Other non-current liabilities                                           75.9          189.7
   Minority interests in consolidated subsidiaries                         63.0           70.4
                                                                      ---------       --------

               Total non-current liabilities                            3,273.4        2,603.9
                                                                      ---------       --------

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value,
     shares authorized: 20.0, shares issued: none
   Common stock, $0.10 par value,
      shares authorized: 800.0,
      shares issued: 2003 - 391.1; 2002 - 389.3                            39.1           38.9
   Additional paid-in capital                                           1,742.9        1,797.0
   Retained earnings                                                      835.9          858.0
   Accumulated other comprehensive loss, net of tax                      (297.5)        (373.6)
                                                                      ---------       --------
                                                                        2,320.4        2,320.3

   Less:
   Treasury stock, at cost: 2003- 0.1 shares; 2002 - 3.1 shares           (11.3)        (119.2)
   Unamortized deferred compensation                                      (83.6)        (101.1)
                                                                      ---------       --------

               Total stockholders' equity                               2,225.5        2,100.0
                                                                      ---------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $12,096.7      $11,793.7
                                                                      =========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           THREE MONTHS ENDED JUNE 30,
                              (Amounts In Millions)
                                   (Unaudited)

                                                             2003         2002
                                                             ----         ----
Net Income (Loss)                                         $ (13.5)       $109.0
                                                          -------        ------

Foreign Currency Translation Adjustments                     47.0         107.7
                                                          -------        ------

Adjustment for Minimum Pension Liability
          Adjustment for minimum pension liability            (0.5)          --

Unrealized Holding Gains (Losses) on Securities
          Unrealized holding gains                            5.3            --
          Tax expense                                        (2.2)           --
          Unrealized holding losses                            --          (5.5)
          Tax benefit                                          --           2.3
                                                          -------        ------

Unrealized Holding Gains (Losses) on Securities               3.1          (3.2)
                                                          -------        ------

Comprehensive Income                                      $  36.1        $213.5
                                                          =======        ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            SIX MONTHS ENDED JUNE 30,
                              (Amounts In Millions)
                                   (Unaudited)

                                                            2003           2002
                                                            ----           ----
Net Income (Loss)                                         $(22.1)        $168.8
                                                          ------         ------

Foreign Currency Translation Adjustments                    76.7           89.2
                                                          ------         ------

Adjustment for Minimum Pension Liability
        Adjustment for minimum pension liability            (5.2)           --
        Tax benefit                                          2.0            --
                                                          ------         ------

Adjustment for Minimum Pension Liability                    (3.2)           --
                                                          ------         ------

Unrealized Holding Gains (Losses) on Securities
       Unrealized holding gains                              5.3            0.9
       Tax expense                                          (2.2)          (0.4)
       Unrealized holding losses                            (0.8)          (5.5)
       Tax benefit                                           0.3            2.3
                                                          ------         ------

Unrealized Holding Gains (Losses) on Securities              2.6           (2.7)
                                                          ------         ------

Comprehensive Income                                       $54.0         $255.3
                                                          ======         ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                              (Amounts in Millions)
                                   (Unaudited)

                                                                                          2003
                                                                                       (Restated)           2002
                                                                                          ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income (loss) from continuing operations                                             $(34.2)           $ 154.7
Adjustments to reconcile net income (loss) to
  cash used in operating activities:
   Depreciation and amortization of fixed assets                                           86.9               92.1
   Amortization of intangible assets                                                        7.3                4.4
   Amortization of restricted stock awards and bond discounts                              39.9               39.4
   Provision for (benefit of) deferred income taxes                                       (24.7)              60.0
   Undistributed equity earnings                                                            1.9               (3.3)
   Income applicable to minority interests                                                  9.0               14.2
   Restructuring charges - non cash                                                         5.8                 --
   Long-lived asset impairment                                                             22.1                 --
   Investment impairment                                                                   12.5               16.2
   Other                                                                                    4.6               (9.9)
Change in assets and liabilities, net of acquisitions:
   Accounts receivable                                                                    (72.2)             (39.9)
   Expenditures billable to clients                                                       (32.0)            (102.1)
   Prepaid expenses and other current assets                                              (23.1)             (28.6)
   Accounts payable and accrued expenses                                                   34.9             (185.8)
   Accrued income taxes                                                                   (38.5)             (45.1)
   Other non-current assets and liabilities                                               (37.0)              32.4
                                                                                        -------            -------

       Net cash used in operating activities from continuing operations                   (36.8)              (1.3)
                                                                                        -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
   Acquisitions, net of cash acquired                                                    (141.3)            (199.6)
   Capital expenditures                                                                   (72.1)             (77.8)
   Proceeds from sales of businesses                                                        2.0                0.2
   Proceeds from sales of long-term investments                                            21.3               39.3
   Purchases of long-term investments                                                     (11.0)             (38.5)
   Maturities of short-term marketable securities                                          17.2               23.5
   Purchases of short-term marketable securities                                          (27.8)              (9.3)
   Other investments and miscellaneous assets                                              (7.7)             (56.4)
                                                                                        -------            -------

       Net cash used in investing activities from continuing operations                  (219.4)            (318.6)
                                                                                        -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
   Increase (decrease) in short-term debt                                                (209.1)              90.3
   Payments of zero-coupon convertible senior notes                                      (580.0)                --
   Proceeds from long-term debt                                                             0.9                1.5
   Proceeds from 4.5% convertible senior notes                                            800.0                 --
   Payments of long-term debt                                                              (1.4)            (132.1)
   Debt issuance costs                                                                    (26.9)                --
   Treasury stock acquired                                                                   --               (7.7)
   Issuance of common stock                                                                 8.0               44.2
   Distributions to minority interests                                                     (7.4)             (72.5)
   Contributions from minority interests                                                    0.5                 --
                                                                                        -------            -------
       Net cash used in financing activities from continuing operations                   (15.4)             (76.3)
                                                                                        -------            -------

Effect of exchange rates on cash and cash equivalents                                      52.1               (9.6)
                                                                                        -------            -------

Net cash (used in) provided by discontinued operations                                    (13.4)               7.9
                                                                                        -------            -------

Decrease in cash and cash equivalents                                                    (232.9)            (397.9)
Cash and cash equivalents at beginning of year                                            933.0              935.2
                                                                                        -------            -------

Cash and cash equivalents at end of period                                              $ 700.1            $ 537.3
                                                                                        =======            =======


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

The net result of the change was to reduce cash used in investing activities for the six months ended June 30, 2003, by $26.9 and reduce cash provided by financing activities for the six months ended June 30, 2003, by $26.9. The restatement of the consolidated statement of cash flows had no impact on net income (loss) or earnings (loss) per share, or any balance sheet amounts.



2.   Earnings (Loss) Per Share
     The following sets forth the computation of earnings per share for the three and six month periods ended June 30, 2003 and 2002:


                                                                                   Three Months Ended June 30,
                                                                                   ---------------------------
                                                                                   2003                  2002
                                                                                   ----                  ----
     Basic
     Income (loss) from continuing operations                                    $(23.0)               $  98.6
     Income from discontinued operations                                            9.5                   10.4
                                                                                 ------                -------

     Net Income (loss)                                                           $(13.5)               $ 109.0
                                                                                 ======                =======

     Weighted average number of common shares outstanding                         384.3                  375.7

     Earnings (loss) per share from continuing operations                        $(0.06)               $  0.26
     Earnings per share from discontinued operations                               0.02                   0.03
                                                                                 ------                -------
     Earnings (loss) per share - basic                                           $(0.04)               $  0.29
                                                                                 ======                =======


     Diluted (a)
     Income (loss) from continuing operations - diluted                          $(23.0)               $  98.6
     Income from discontinued operations                                            9.5                   10.4
                                                                                 ------                -------

     Net Income (loss) - diluted                                                 $(13.5)               $ 109.0
                                                                                 ======                =======

     Weighted average number of common shares outstanding                         384.3                  375.7

     Weighted average number of incremental shares in connection with
        restricted stock and assumed exercise of stock options                       --                    6.7
                                                                                 ------                -------

     Weighted average number of common shares outstanding - diluted               384.3                  382.4

     Earnings (loss) per share from continuing operations                        $(0.06)               $  0.26
     Earnings per share from discontinued operations                               0.02                   0.03
                                                                                 ------                -------
     Earnings (loss) per share - diluted                                         $(0.04)               $  0.29
                                                                                 ======                =======


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                   2003                  2002
                                                                                   ----                  ----
     Basic
     Income (loss) from continuing operations                                    $(34.2)               $ 154.7
     Income from discontinued operations                                           12.1                   14.1
                                                                                 ------                -------
     Net Income (loss)                                                           $(22.1)                $168.8
                                                                                 ======                =======

     Weighted average number of common shares outstanding                         383.1                  374.3

     Earnings (loss) per share from continuing operations                        $(0.09)               $  0.41
     Earnings per share from discontinued operations                               0.03                   0.04
                                                                                 ------                -------
     Earnings (loss) per share - basic                                           $(0.06)               $  0.45
                                                                                 ======                =======


     Diluted (a)
     Income (loss) from continuing operations - diluted                          $(34.2)                $154.7
     Income from discontinued operations                                           12.1                   14.1
                                                                                 ------                -------
     Net Income (loss) - diluted                                                 $(22.1)                $168.8
                                                                                 ======                =======

     Weighted average number of common shares outstanding                         383.1                  374.3

     Weighted average number of incremental shares in connection with
        restricted stock and assumed exercise of stock options                       --                    6.8
                                                                                 ------                -------

     Weighted average number of common shares outstanding - diluted               383.1                  381.1

     Earnings (loss) per share from continuing operations                        $(0.09)               $  0.41
     Earnings per share from discontinued operations                               0.03                   0.04
                                                                                 ------                -------
     Earnings (loss) per share - diluted                                         $(0.06)               $  0.44 (b)
                                                                                 ======                =======


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                              Three Months Ended June 30,
                                                                              ---------------------------
                                                                              2003                    2002
                                                                              ----                    ----
     Income (Loss) from Continuing Operations
     As reported, income (loss) from continuing operations                  $(23.0)                $98.6
     Add back:
            Stock-based employee compensation expense included in
              reported net income, net of tax                                  5.5                   7.4
     Deduct:
            Total fair value of stock based employee
              compensation expense, net of tax                               (16.4)                (16.9)
                                                                            ------                 -----

     Pro forma income (loss) from continuing operations                     $(33.9)                $89.1
                                                                            ======                 =====

     Earnings (Loss) Per Share From Continuing Operations
     Basic earnings (loss) per share
            As reported                                                     $(0.06)                $0.26
            Pro forma                                                       $(0.09)                $0.24
     Diluted earnings (loss) per share
            As reported                                                     $(0.06)                $0.26
            Pro forma                                                       $(0.09)                $0.23


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

     The weighted-average fair value of options granted during the three months ended June 30, 2003 and 2002 was $6.13 and $10.87, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                              Three Months Ended June 30,
                                                                              ---------------------------
                                                                            2003                      2002
                                                                            ----                      ----
     Expected option lives                                                6 years                   6 years

     Risk free interest rate                                                2.79%                     4.74%

     Expected volatility                                                   45.75%                    36.63%

     Dividend yield                                                            --                     1.37%

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                            2003                      2002
                                                                            ----                      ----
     Income (Loss) from Continuing Operations
     As reported, income (loss) from continuing operations               $ (34.2)                  $154.7
     Add back:
        Stock-based employee compensation expense included in
          reported net income, net of tax                                   11.3                     13.2
     Deduct:
        Total fair value of stock based employee
          compensation expense, net of tax                                 (30.3)                   (31.8)
                                                                          ------                   ------
     Pro forma income (loss) from continuing operations                   $(53.2)                  $136.1
                                                                          ======                   ======


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

     The weighted-average fair value of options granted during the six months ended June 30, 2003 and 2002 was $4.62 and $11.01, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                            2003                     2002
                                                                            ----                     ----
     Expected option lives                                               6 years                    6 years

     Risk free interest rate                                               3.34%                      4.96%

     Expected volatility                                                  43.65%                     34.41%

     Dividend yield                                                           --                      1.29%


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

     A summary of the remaining liability for restructuring charges related to the 2003 restructuring program, together with the remaining liability related to the 2001 program, is as follows:


                                             Liability at        Total          2003                   Liability at
                                               December      Restructuring    Non-cash     2003 cash       June
                                               31, 2002         Charges        charges     Payments      30, 2003
                                               --------         -------        -------     --------      --------
     TOTAL BY TYPE
     Severance and termination costs           $ 15.9            $66.0          $1.0         $21.6       $ 59.3
     Lease terminations and other exit costs   $ 94.6             28.4           4.8          19.5         98.7
                                               ------            -----          ----         -----       ------
               Total                           $110.5            $94.4          $5.8         $41.1       $158.0
                                               ======            =====          ====         =====       ======



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

     At June 30, 2003 the assets of the reportable segments have not changed materially from those levels reported at December 31, 2002. Summary financial information concerning the Company's reportable segments for the three months ended and six months ended June 30 is shown in the following table:

                                                               IPG
                                                              (Excl.                                 Consolidated
                                                               SEG)                  SEG                 Total
                                                               ----                  ---                 -----
     Three Months Ended June 30, 2003
     Revenue                                               $1,395.9               $103.5               $1,499.4
     Operating income (loss)                                   76.1                (24.2)                  51.9
     Depreciation and amortization of fixed assets             40.4                  3.0                   43.4
     Capital expenditures                                  $   33.2               $  9.3               $   42.5

     Three Months Ended June 30, 2002
     Revenue                                               $1,383.2               $107.2               $1,490.4
     Operating income (loss)                                  216.5                 (3.8)                 212.7
     Depreciation and amortization of fixed assets             42.6                  4.0                   46.6
     Capital expenditures                                  $   29.2               $ 15.4               $   44.6


     A reconciliation of information between reportable segments and the Company's consolidated pre-tax earnings is shown in the following table:

     Three Months Ended  June 30,                            2003        2002
                                                             ----        ----
     Total operating income for reportable segments        $  51.9       $212.7
     Interest expense                                        (46.1)       (36.9)
     Interest income                                          10.2          8.1
     Other income                                              0.3          6.6
     Investment impairment                                    (9.8)       (16.2)
                                                           -------       ------
     Income before provision for income taxes              $   6.5       $174.3
                                                           =======       ======


                                                               IPG
                                                              (Excl.                                Consolidated
                                                               SEG)                  SEG                 Total
                                                               ----                  ---                 -----
     Six Months Ended June 30,  2003
     Revenue                                               $2,626.0               $189.1               $2,815.1
     Operating income (loss)                                  118.0                (45.3)                  72.7
     Depreciation and amortization of fixed assets             80.5                  6.4                   86.9
     Capital expenditures                                  $   54.9               $ 17.2               $   72.1

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Dollars in Millions, Except Per Share Amounts)
                                                   (Unaudited)


     Six Months Ended June 30,  2002
     Revenue                                                        $2,618.6         $190.8        $2,809.4
     Operating income                                                  332.5            2.2           334.7
     Depreciation and amortization of fixed assets                      83.9            8.2            92.1
     Capital expenditures                                           $   58.0         $ 19.8        $   77.8


     A reconciliation of information between reportable segments and the Company's consolidated pre-tax earnings is shown in the following table:

     Six Months Ended  June 30,                                      2003             2002

     Total operating income for reportable segments                  $ 72.7           $334.7
     Interest expense                                                 (84.9)           (72.2)
     Interest income                                                   18.1             15.0
     Other income                                                       0.1              6.9
     Investment impairment                                            (12.5)           (16.2)
                                                                     ------           ------
     Income (loss) before provision for income taxes                 $ (6.5)          $268.2
                                                                     ======           ======


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

     As of June 30, 2003, the Company's estimated liability for earn-outs is as follows:

                                                                      2006 and
                                 2003        2004        2005        thereafter       Total
                                 ----        ----        ----        ----------       -----
     Cash                      $  48.8       $83.9      $50.4         $24.4           $207.5
     Stock                         9.5        13.7       18.1          11.4             52.7
                               -------       -----      -----         -----           ------
            TOTAL              $  58.3       $97.6      $68.5         $35.8           $260.2
                               =======       =====      =====         =====           ======


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

     Income from discontinued operations consists of the following:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended June 30,
                                                         ---------------------------
                                                         2003                    2002
                                                         ----                    ----
     Pre-tax income from discontinued operations       $16.0                   $17.1
     Tax expense                                         6.5                     6.7
                                                       -----                   -----
          Income from discontinued operations          $ 9.5                   $10.4
                                                       =====                   =====

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                         2003                    2002
                                                         ----                    ----
     Pre-tax income from discontinued operations       $20.4                   $23.5
     Tax expense                                         8.3                     9.4
                                                       -----                   -----
          Income from discontinued operations          $12.1                   $14.1
                                                       =====                   =====


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



                                       THE INTERPUBLIC GROUP OF COMPANIES, INC.
                                                          (Registrant)



Date:  December 8, 2003                BY /S/ DAVID A. BELL
                                          --------------------------------------
                                              DAVID A. BELL
                                              Chairman of the Board, President
                                                 and Chief Executive Officer




Date:  December 8, 2003                BY /S/ CHRISTOPHER J. COUGHLIN
                                          --------------------------------------
                                              CHRISTOPHER J. COUGHLIN
                                              Executive Vice President,
                                              Chief Operating Officer and
                                              Chief Financial Officer

                                  CERTIFICATION

     I, David A. Bell, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q/A for the Period Ended June 30, 2003 of The Interpublic Group of Companies, Inc.;

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


          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date   December 8, 2003

       /s/ David A. Bell
       ----------------
          David A. Bell
          Chief Executive Officer

                                  CERTIFICATION


     I, Christopher J. Coughlin, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q/A for the Period Ended June 30, 2003 of The Interpublic Group of Companies, Inc.;

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

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date   December 8, 2003


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

          The quarterly report on Form 10-Q/A for the quarter ended June 30, 2003 of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:   December 8, 2003                            /s/ David A. Bell
                                                     ---------------------------
                                                         David A. Bell
                                                         Chief Executive Officer


Dated:   December 8, 2003                            /s/ Christopher J. Coughlin
                                                     ---------------------------
                                                         Christopher J. Coughlin
                                                         Chief Financial Officer