Form 10-Q/A
period 2003-09-30
INTERPUBLIC GROUP OF COMPANIES INC
filed 2003-12-08
CIK 51644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                   -----------



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

                                EXPLANATORY NOTE
                              (Dollars in Millions)


The Interpublic Group of Companies ("Interpublic" or the "Company") is filing this Form 10-Q/A to restate its consolidated statement of cash flows for the nine months ended September 30, 2003 for the presentation of certain items (principally capital expenditures and debt issuance costs).

The principal changes were to reduce the amount presented as capital expenditures (in investing activities) and to reclassify debt issuance costs from investing activities to financing activities. The change in cash paid for capital expenditures reduced the amount presented as capital expenditures by $44.2 and increased the amounts presented as cash used in the line items related to "other non-current assets and liabilities" (in operating activities) and "other investments in less than majority owned affiliates and miscellaneous assets" (in investing activities). The change in debt issuance costs related to $27.5 that had been presented as investing activities and have now been presented as financing activities. The net result of the changes was to increase the net cash used in operating activities from continuing operations for the nine months ended September 30, 2003, by $10.0, increase cash provided by investing activities for the nine months ended September 30, 2003, by $37.5 and increase cash used in financing activities from continuing operations for the nine months ended September 30, 2003, by $27.5. The restatement of the consolidated statement of cash flows had no impact on net income (loss) or earnings (loss) per share, or any balance sheet amounts.

The accompanying Form 10-Q/A amends the Form 10-Q filed by the Company on November 14, 2003 for the nine months ended September 30, 2003 to correct only the following disclosures: a) consolidated statement of cash flows for the nine months ended September 30, 2003, b) footnote number nine, capital expenditures as disclosed in "Segment Information" and c) "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q/A amends Items 1 and 2 of Part I of the Company's original Form 10-Q filing only, and except for such items, no other information included in the Company's original Quarterly Report on Form 10-Q is amended by this filing. Except for the corrections described above, this Form 10-Q/A does not purport to update any disclosures contained in the quarterly report, which speaks as of the date of its original filing on November 14, 2003. For disclosures subsequent to November 14, 2003, please see the Company's reports filed with the Securities and Exchange Commission after that date.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                    I N D E X


PART I.    FINANCIAL INFORMATION

                                                                        Page No.
     Item 1.   Financial Statements

               Consolidated Statement of Operations                       4
                 Three months ended September 30, 2003
                 and 2002 (unaudited)

               Consolidated Statement of Operations                       5
                 Nine months ended September 30, 2003
                 and 2002 (unaudited)

               Consolidated Balance Sheet                                 6
                 September 30, 2003 and
                 December 31, 2002 (unaudited)

               Consolidated Statement of Comprehensive Income             8
                 Three months ended September 30, 2003
                 and 2002 (unaudited)

               Consolidated Statement of Comprehensive Income             9
                 Nine months ended September 30, 2003
                 and 2002 (unaudited)

               Consolidated Statement of Cash Flows                       10
                 Nine months ended September 30, 2003 (restated) and 2002 (unaudited)

               Notes to Consolidated Financial Statements (unaudited)     11

    Item 2.    Management's Discussion and Analysis of                    29
                  Financial Condition and Results of Operations

SIGNATURES                                                                45

CERTIFICATIONS                                                            46

                         PART I - FINANCIAL INFORMATION
Item 1.
            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                          2003         2002
                                                        --------     --------

REVENUE                                                 $1,418.9     $1,386.8
                                                        --------     --------
OPERATING EXPENSES:
   Salaries and related expenses                           810.9        813.2
   Office and general expenses                             506.6        519.0
   Amortization of intangible assets                         1.8          2.1
   Restructuring charges                                    48.0         12.1
   Long-lived asset impairment                             222.7        118.7
                                                        --------     --------
        Total operating expenses                         1,590.0      1,465.1
                                                        --------     --------
OPERATING LOSS                                            (171.1)       (78.3)
                                                        --------     --------
OTHER INCOME (EXPENSE):
   Interest expense                                        (43.5)       (36.7)
   Debt prepayment penalty                                 (24.8)          --
   Interest income                                           9.5          5.9
   Other income                                              1.2          2.7
   Investment impairment                                   (29.7)        (4.9)
   Litigation charges                                     (127.6)          --
                                                        --------     --------
        Total other income (expense)                      (214.9)       (33.0)
                                                        --------     --------
LOSS  before income taxes                                 (386.0)      (111.3)

   Provision for (benefit of) income taxes                  19.5        (23.0)
                                                        --------     --------
LOSS OF CONSOLIDATED COMPANIES                            (405.5)       (88.3)

   Income applicable to minority interests                 (10.4)        (7.9)
   Equity in net loss of unconsolidated affiliates          (0.3)        (0.2)
                                                        --------     --------
LOSS FROM CONTINUING OPERATIONS                           (416.2)       (96.4)

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAXES)          89.1          6.8
                                                        --------     --------
NET LOSS                                                $ (327.1)    $  (89.6)
                                                        ========     ========
Loss per share:
   Basic:
        Continuing operations                           $  (1.08)    $  (0.26)
        Discontinued operations                         $   0.23     $   0.02
                                                        --------     --------
            Total                                       $  (0.85)    $  (0.24)
                                                        ========     ========
   Diluted:
        Continuing operations                           $  (1.08)    $  (0.26)
        Discontinued operations                         $   0.23     $   0.02
            Total                                       $  (0.85)    $  (0.24)

Weighted average shares:
   Basic                                                   385.8        377.3
   Diluted                                                 385.8        377.3

Cash dividends per share                                $     --     $  0.095


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                         NINE MONTHS ENDED SEPTEMBER 30,
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                          2003         2002
                                                        --------     --------

REVENUE                                                 $4,234.0     $4,196.2
                                                        --------     --------
OPERATING EXPENSES:
   Salaries and related expenses                         2,544.0      2,474.1
   Office and general expenses                           1,392.1      1,328.4
   Amortization of intangible assets                         9.1          6.5
   Restructuring charges                                   142.4         12.1
   Long-lived asset impairment                             244.8        118.7
                                                        --------     --------
        Total operating expenses                         4,332.4      3,939.8
                                                        --------     --------
OPERATING INCOME (LOSS)                                    (98.4)       256.4
                                                        --------     --------
OTHER INCOME (EXPENSE):
   Interest expense                                       (128.4)      (108.9)
   Debt prepayment penalty                                 (24.8)          --
   Interest income                                          27.6         20.9
   Other income                                              1.3          9.6
   Investment impairment                                   (42.2)       (21.1)
   Litigation charges                                     (127.6)          --
                                                        --------     --------
        Total other income (expense)                      (294.1)       (99.5)
                                                        --------     --------
INCOME (LOSS) BEFORE INCOME TAXES                         (392.5)       156.9

   Provision for income taxes                               36.3         79.6
                                                        --------     --------
INCOME (LOSS) OF CONSOLIDATED COMPANIES                   (428.8)        77.3

   Income applicable to minority interests                 (19.4)       (22.1)
   Equity in net income (loss) of unconsolidated
     affiliates                                             (2.2)         3.1
                                                        --------     --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                  (450.4)        58.3

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAXES)         101.2         20.9
                                                        --------     --------
NET INCOME (LOSS)                                       $ (349.2)    $   79.2
                                                        ========     ========
Earnings (loss) per share:
   Basic:
        Continuing operations                           $  (1.17)    $   0.16
        Discontinued operations                             0.26         0.06
                                                        --------     --------
            Total                                       $  (0.91)    $   0.21(a)
                                                        ========     ========
   Diluted:
        Continuing operations                           $  (1.17)    $   0.15
        Discontinued operations                             0.26         0.05
                                                        --------     --------
            Total                                       $  (0.91)    $   0.21(a)
                                                        ========     ========
Weighted average shares:
   Basic                                                   384.0        375.3
   Diluted                                                 384.0        381.1

Cash dividends per share                                      --     $  0.285

(a)  Does not total due to rounding.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (Amounts in Millions, Except Per Share Amounts)

                                     ASSETS
                                   (Unaudited)

                                                    September 30,   December 31,
                                                         2003           2002
                                                    -------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents                           $   695.5     $   933.0
   Accounts receivable (net of allowance for doubtful
     accounts: 2003-$162.2; 2002-$139.8)                 4,474.9       4,517.6
   Expenditures billable to clients                        389.1         407.6
   Deferred taxes                                           41.7          37.0
   Prepaid expenses and other current assets               411.9         427.1
                                                        --------     ---------
        Total current assets                             6,013.1       6,322.3
                                                        --------     ---------

FIXED ASSETS, AT COST:
   Land and buildings                                      152.6         168.2
   Furniture and equipment                               1,041.1       1,125.1
   Leasehold improvements                                  507.7         487.8
                                                        --------     ---------
                                                         1,701.4       1,781.1
   Less: accumulated depreciation                         (987.6)       (955.4)
                                                        --------     ---------

        Total fixed assets                                 713.8         825.7
                                                        --------     ---------
OTHER ASSETS:
   Investment in less than majority-owned affiliates       371.0         357.3
   Deferred taxes                                          610.5         509.9
   Other assets                                            282.5         319.8
   Intangible assets (net of accumulated
     amortization: 2003-$1,000.0; 2002-$1,038.5)         3,281.2       3,458.7
                                                        --------     ---------

        Total other assets                               4,545.2       4,645.7
                                                        --------     ---------

TOTAL ASSETS                                           $11,272.1     $11,793.7
                                                        ========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (Amounts in Millions, Except Per Share Amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                    September 30,   December 31,
                                                         2003           2002
                                                    -------------   ------------
CURRENT LIABILITIES:
   Accounts payable                                    $ 4,889.0     $ 5,125.5
   Accrued expenses                                      1,074.5       1,110.8
   Accrued income taxes                                     17.6          33.2
   Loans payable                                            83.9         239.3
   Convertible subordinated notes                          242.0            --
   Zero-coupon convertible senior notes                      1.0         581.0
                                                       ---------     ---------

               Total current liabilities                 6,308.0       7,089.8
                                                       ---------     ---------
NON-CURRENT LIABILITIES:
   Long-term debt                                        1,055.7       1,253.1
   Convertible subordinated notes                          335.3         564.6
   Convertible senior notes                                800.0            --
   Deferred compensation                                   523.0         470.5
   Accrued postretirement benefits                          53.8          55.6
   Other non-current liabilities                           190.5         189.7
   Minority interests in consolidated subsidiaries          64.7          70.4
                                                       ---------     ---------
               Total non-current liabilities             3,023.0       2,603.9
                                                       ---------     ---------
Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value,
     shares authorized: 20.0, shares issued: none
   Common stock, $0.10 par value,
      shares authorized: 800.0,
      shares issued: 2003 - 392.0; 2002 - 389.3             39.2          38.9
   Additional paid-in capital                            1,752.6       1,797.0
   Retained earnings                                       508.8         858.0
   Accumulated other comprehensive loss, net of tax       (274.5)       (373.6)
                                                       ---------     ---------
                                                         2,026.1       2,320.3

   Less:
   Treasury stock, at cost: 2003- 0.3 shares;
      2002 - 3.1 shares                                    (11.3)       (119.2)
   Unamortized deferred compensation                       (73.7)       (101.1)
                                                       ---------     ---------

               Total stockholders' equity                1,941.1       2,100.0
                                                       ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $11,272.1     $11,793.7
                                                       =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                        THREE MONTHS ENDED SEPTEMBER 30,
                              (Amounts In Millions)
                                   (Unaudited)


                                                          2003          2002
                                                       ---------     ---------
Net Loss                                               $  (327.1)    $   (89.6)
                                                       ---------     ---------
Foreign Currency Translation Adjustments                    11.3         (36.2)
                                                       ---------     ---------
Adjustment for Minimum Pension Liability
      Adjustment for minimum pension liability
         (due to sale of NFO)                               3.2             --

Unrealized Holding Gains (Losses) on Securities
      Unrealized holding gains                              14.5            --
      Tax expense                                           (6.0)           --
      Unrealized holding losses                               --          (9.9)
      Tax benefit                                             --           4.1
                                                       ---------     ---------
Unrealized Holding Gains (Losses) on Securities              8.5          (5.8)
                                                       ---------     ---------
Comprehensive Loss                                     $  (304.1)    $  (131.6)
                                                       =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         NINE MONTHS ENDED SEPTEMBER 30,
                              (Amounts In Millions)
                                   (Unaudited)


                                                          2003          2002
                                                       ---------     ---------
Net Income (Loss)                                      $  (349.2)    $    79.2
                                                       ---------     ---------
Foreign Currency Translation Adjustments                    88.0          53.0
                                                       ---------     ---------
Adjustment for Minimum Pension Liability
      Adjustment for minimum pension liability                --            --
      Tax benefit                                             --            --
                                                       ---------     ---------
Adjustment for Minimum Pension Liability                      --            --
                                                       ---------     ---------
Unrealized Holding Gains (Losses) on Securities
      Unrealized holding gains                              19.8           0.9
      Tax expense                                           (8.2)         (0.4)
      Unrealized holding losses                             (0.8)        (15.4)
      Tax benefit                                            0.3           6.4
                                                       ---------     ---------
Unrealized Holding Gains (Losses) on Securities             11.1          (8.5)
                                                       ---------     ---------
Comprehensive Income (Loss)                            $  (250.1)    $   123.7
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


                      THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                   NINE MONTHS ENDED SEPTEMBER 30,
                                        (Amounts in Millions)
                                             (Unaudited)

                                                                               2003
                                                                           (Restated)         2002
                                                                             -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income (loss) from continuing operations                                 $(450.4)        $ 58.3
Adjustments to reconcile net income (loss) from continuing operations to cash provided by (used in) operating activities:
   Depreciation and amortization of fixed assets                               138.4          140.1
   Amortization of intangible assets                                             9.1            6.5
   Amortization of restricted stock awards and bond discounts                   56.7           62.9
   Provision for (benefit of) deferred income taxes                           (106.2)          25.1
   Undistributed equity earnings                                                 2.2           (3.1)
   Income applicable to minority interests                                      19.4           22.1
   Restructuring charges - non cash                                              6.2             --
   Long-lived asset impairment                                                 244.8          118.7
   Investment impairment                                                        42.2           21.1
   Litigation settlements                                                      127.6             --
   Other                                                                        (2.7)          (7.5)
Change in assets and liabilities, net of acquisitions:
   Accounts receivable                                                         238.8          390.8
   Expenditures billable to clients                                             (5.5)        (109.7)
   Prepaid expenses and other current assets                                   (38.2)         (58.1)
   Accounts payable and accrued expenses                                      (419.8)        (414.7)
   Other non-current assets and liabilities                                     (0.7)         (11.4)
                                                                             -------        -------
         Net cash provided by (used in) operating activities
          from continuing operations                                          (138.1)         241.1
                                                                             -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
   Acquisitions, net of cash acquired                                         (194.0)        (252.2)
   Capital expenditures                                                        (94.2)        (116.6)
   Proceeds from the sale of discontinued operations, net of cash sold         376.7             --
   Proceeds from sales of businesses                                             2.0            8.9
   Proceeds from sales of long-term investments                                 25.2           42.6
   Purchases of long-term investments                                          (15.0)         (42.1)
   Maturities of short-term marketable securities                               26.3           39.8
   Purchases of short-term marketable securities                               (34.3)         (14.0)
   Other investments in less than majority owned affiliates and
       miscellaneous assets                                                    (16.4)         (20.4)
                                                                             -------        -------
         Net cash provided by (used in) investing activities from
           continuing operations                                                76.3         (354.0)
                                                                             -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
   Increase (decrease) in short-term debt                                     (243.4)           6.3
   Payments of zero-coupon convertible senior notes                           (580.0)            --
   Proceeds from long-term debt                                                  0.8            5.3
   Proceeds from termination of interest swaps                                    --           41.5
   Proceeds from 4.5% convertible senior notes                                 800.0             --
   Payments of long-term debt                                                 (163.4)        (138.0)
   Debt issuance costs                                                         (27.5)            --
   Treasury stock acquired                                                        --           (7.9)
   Issuance of common stock                                                      3.1           49.7
   Distributions to minority interests                                         (12.5)         (18.0)
   Contributions from minority interests                                         0.5            1.5
   Cash dividends - Interpublic                                                   --         (109.0)
                                                                             -------        -------
         Net cash used in financing activities from
           continuing operations                                              (222.4)        (168.6)
                                                                             -------        -------
Effect of exchange rates on cash and cash equivalents                           60.1          (42.0)
                                                                             -------        -------
Net cash (used in) provided by discontinued operations                         (13.4)           3.3
                                                                             -------        -------
Decrease in cash and cash equivalents                                         (237.5)        (320.2)
Cash and cash equivalents at beginning of year                                 933.0          935.2
                                                                             -------        -------
Cash and cash equivalents at end of period                                   $ 695.5        $ 615.0
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

     Restatement
     The Company identified changes to the presentation of cash paid for capital expenditures and debt issuance costs in its consolidated statement of cash flows. The changes have been reported through a restatement of previously recorded amounts in the consolidated statement of cash flows in this form 10-Q/A.

     The principal changes were to reduce the amount presented as capital expenditures (in investing activities) and to reclassify debt issuance costs from investing activities to financing activities. The change in cash paid for capital expenditures reduced the amount presented as capital expenditures by $44.2 and increased the amounts presented as cash used in the line items related to "other non-current assets and liabilities" (in operating activities) and "other investments in less than majority owned affiliates and miscellaneous assets" (in investing activities). The change in debt issuance costs related to $27.5 that had been presented as investing activities and have now been presented as financing activities. The net result of the changes was to increase the net cash used in operating activities from continuing operations for the nine months ended September 30, 2003, by $10.0, increase cash provided by investing activities for the nine months ended September 30, 2003, by $37.5 and increase cash used in financing activities from continuing operations for the nine months ended September 30, 2003, by $27.5. The restatement of the consolidated statement of cash flows had no impact on net income (loss) or earnings (loss) per share, or any balance sheet amounts.

2.   Earnings (Loss) Per Share
     The following sets forth the computation of earnings (loss) per share for the three and nine month periods ended September 30, 2003 and 2002:

                                                                      Three Months Ended September 30,
                                                                      --------------------------------
                                                                        2003                    2002
                                                                        ----                    ----
     Basic and diluted (a)
     Loss from continuing operations                                  $(416.2)                 $ (96.4)
     Income from discontinued operations                                 89.1                      6.8
                                                                      -------                  -------
     Net loss                                                         $(327.1)                 $ (89.6)
                                                                      =======                  =======

     Weighted average number of common shares outstanding               385.8                    377.3

     Loss per share from continuing operations                        $ (1.08)                 $ (0.26)
     Earnings per share from discontinued operations                     0.23                     0.02
                                                                      -------                  -------
     Loss per share - basic and diluted                               $ (0.85)                 $ (0.24)
                                                                      =======                  =======


                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                        2003                    2002
                                                                        ----                    ----
     Basic
     Income (loss) from continuing operations                         $(450.4)                 $  58.3
     Income from discontinued operations                                101.2                     20.9
                                                                      -------                  -------
     Net Income (loss)                                                $(349.2)                 $  79.2
                                                                      =======                  =======

     Weighted average number of common shares outstanding               384.0                    375.3

     Earnings (loss) per share from continuing operations             $( 1.17)                 $  0.16
     Earnings per share from discontinued operations                     0.26                     0.06
                                                                      -------                  -------
     Earnings (loss) per share - basic                                $ (0.91)                 $  0.21(b)
                                                                      =======                  =======

     Diluted (a)
     Income (loss) from continuing operations - diluted               $(450.4)                 $  58.3
     Income from discontinued operations                                101.2                     20.9
                                                                      -------                  -------
     Net Income (loss) - diluted                                      $(349.2)                 $  79.2
                                                                      =======                  =======

     Weighted average number of common shares outstanding               384.0                    375.3

     Weighted average number of incremental shares in connection
        with restricted stock and assumed exercise of stock options        --                      5.8
                                                                      -------                  -------
     Weighted average number of common shares outstanding - diluted     384.0                    381.1

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Amounts in Millions, Except Per Share Amounts)
                                                     (Unaudited)

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                        2003                    2002
                                                                        ----                    ----

     Earnings (loss) per share from continuing operations             $ (1.17)                 $  0.15
     Earnings per share from discontinued operations                     0.26                     0.05
                                                                      -------                  -------
     Earnings (loss) per share - diluted                              $ (0.91)                 $  0.21(b)
                                                                      =======                  =======

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

     If compensation cost for the Company's stock option plans and its Employee Stock Purchase Plan ("ESPP") had been determined based on the fair value at the grant dates as defined by SFAS 123, the Company's pro forma net income
     (loss) and earnings (loss) per share for the three months ended and nine months ended September 30 would have been as follows:

                                                                      Three Months Ended September 30,
                                                                      --------------------------------
                                                                        2003                    2002
                                                                        ----                    ----
     Loss from Continuing Operations
     As reported, loss from continuing operations                     $(416.2)                 $ (96.4)
     Add back:
            Stock-based employee compensation expense
              included in reported net income,
              net of tax                                                  5.5                      9.6
     Deduct:
            Total fair value of stock based employee
              compensation expense, net of tax                          (14.0)                   (18.7)
                                                                      -------                  -------
     Pro forma loss from continuing operations                        $(424.7)                 $(105.5)
                                                                      =======                  =======
     Loss Per Share From Continuing Operations
     Basic loss per share
            As reported                                               $ (1.08)                 $ (0.26)
            Pro forma                                                 $ (1.10)                 $ (0.28)

     Diluted loss per share
            As reported                                               $ (1.08)                 $ (0.26)
            Pro forma                                                 $ (1.10)                 $ (0.28)

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

     The weighted-average fair value of options granted during the three months ended September 30, 2003 and 2002 was $6.30 and $6.20, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                      Three Months Ended September 30,
                                                                      --------------------------------
                                                                        2003                    2002
                                                                        ----                    ----
     Expected option lives                                            6 years                  6 years

     Risk free interest rate                                            3.06%                    3.70%

     Expected volatility                                               44.72%                   38.58%

     Dividend yield                                                       --                     2.13%

                                                                       Nine Months Ended September 30,
                                                                      --------------------------------
                                                                        2003                    2002
                                                                        ----                    ----

     Income (Loss) from Continuing Operations
     As reported, income (loss) from continuing operations            $(450.4)                 $  58.3
     Add back:
        Stock-based employee compensation expense included in
          reported net income, net of tax                                16.9                     22.8
     Deduct:
        Total fair value of stock based employee
          compensation expense, net of tax                              (44.3)                   (50.5)
                                                                      -------                  -------
     Pro forma income (loss) from continuing operations               $(477.8)                 $  30.6
                                                                      =======                  =======
     Earnings (Loss) Per Share From Continuing Operations
     Basic earnings (loss) per share
     As reported                                                      $ (1.17)                 $  0.16
     Pro forma                                                        $ (1.24)                 $  0.08

     Diluted earnings (loss) per share
     As reported                                                      $ (1.17)                 $  0.15
     Pro forma                                                        $ (1.24)                 $  0.08

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                      --------------------------------
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

     A summary of the remaining liability for restructuring charges related to the 2003 restructuring plan is as follows:

                                                                                                    Ending
                                                Second                                             Balance at
                                               Quarter    Third Quarter   Non-cash    2003 Cash    September
                                               Charges       Charges       Charges     Payments    30, 2003
                                               -------    -------------   --------    ---------    ----------
     TOTAL BY TYPE
     Severance and termination costs            $66.0         $37.4         $1.4        $54.5        $47.5
     Lease terminations and other exit costs     16.0          10.6          4.8          2.4         19.4
                                                -----         -----         ----        -----        -----
               Total                            $82.0         $48.0         $6.2        $56.9        $66.9
                                                =====         =====         ====        =====        =====

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

     A summary of the remaining liability for restructuring and other merger related costs related to the 2001 restructuring plan is as follows:

                                                                       Cash paid
                                              Liability at              through    Liability at
                                                December      2003     September     September
                                                31, 2002     Charge     30, 2003     30, 2003
                                              ------------   ------    ---------   ------------
     TOTAL BY TYPE
     Severance and termination costs             $ 15.9      $   --       $12.0         $ 3.9
     Lease terminations and other exit costs       94.6        12.4        24.9          82.1
                                                 ------      ------       -----         -----
               Total                             $110.5      $ 12.4       $36.9         $86.0
                                                 ======      ======       =====         =====

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

     At September 30, 2003 the assets of the reportable segments have not changed materially from those levels reported at December 31, 2002. Summary financial information concerning the Company's reportable segments for the three months ended and nine months ended September 30 is shown in the following table:

                                                            IPG
                                                          (Excl.                        Consolidated
                                                           SEG)             SEG             Total
                                                           ---              ---             -----
     Three Months Ended September 30, 2003
     Revenue                                            $ 1,297.3        $ 121.6         $ 1,418.9
     Operating income (loss)                                 74.6         (245.7)           (171.1)
     Depreciation and amortization of fixed assets           48.5            3.0              51.5
     Capital expenditures                               $    20.3        $   1.8         $    22.1

     Three Months Ended September 30, 2002
     Revenue                                            $ 1,277.4        $ 109.4         $ 1,386.8
     Operating income (loss)                                 78.8         (157.1)            (78.3)
     Depreciation and amortization of fixed assets           44.1            3.9              48.0
     Capital expenditures                               $    26.6        $  12.2         $    38.8


     A reconciliation of information between reportable segments and the Company's consolidated pre-tax earnings is shown in the following table:

     Three Months Ended September 30,                             2003             2002
                                                                  ----             ----

     Total operating loss for reportable segments                $ (171.1)      $   (78.3)
     Interest expense                                               (43.5)          (36.7)
     Debt prepayment penalty                                        (24.8)             --
     Interest income                                                  9.5             5.9
     Other income                                                     1.2             2.7
     Investment impairment                                          (29.7)           (4.9)
     Litigation charges                                            (127.6)             --
                                                                 --------       ---------
     Loss before income taxes                                    $ (386.0)      $  (111.3)
                                                                 ========       =========

                                                                     IPG
                                                                   (Excl.                     Consolidated
                                                                    SEG)            SEG          Total
                                                                    ----            ---          -----

     Nine Months Ended September 30, 2003
     Revenue                                                     $3,925.3       $   308.7       $4,234.0
     Operating income (loss)                                        190.5          (288.9)         (98.4)
     Depreciation and amortization of fixed assets                  129.1             9.3          138.4
     Capital expenditures                                        $   75.2       $    19.0       $   94.2

     Nine Months Ended September 30, 2002
     Revenue                                                     $3,898.9       $   297.3       $4,196.2
     Operating income (loss)                                        415.1          (158.7)         256.4
     Depreciation and amortization of fixed assets                  128.2            11.9          140.1
     Capital expenditures                                        $   84.6       $    32.0       $  116.6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in Millions, Except Per Share Amounts)
                                  (Unaudited)

     A reconciliation of information between reportable segments and the Company's consolidated pre-tax earnings is shown in the following table:

     Nine Months Ended September 30,                               2003            2002
                                                                   ----            ----
     Total operating income (loss) for reportable segments       $  (98.4)      $   256.4
     Interest expense                                              (128.4)         (108.9)
     Debt prepayment penalty                                        (24.8)            --
     Interest income                                                 27.6            20.9
     Other income                                                     1.3             9.6
     Investment impairment                                          (42.2)         (21.1)
     Litigation charges                                            (127.6)             --
                                                                 --------       ---------
     Income (loss) before income taxes                           $ (392.5)      $   156.9
                                                                 ========       =========

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

     As of September 30, 2003, the Company's estimated liability for earn-outs, including less than majority-owned affiliates, is as follows:

                                                       2006 and
                       2003        2004        2005    thereafter     Total
                       ----        ----        ----    ----------     -----
     Cash             $35.9       $76.4       $43.7       $23.4       $179.4
     Stock              6.6        13.1        18.9         8.3         46.9
                      -----       -----       -----       -----       ------
            TOTAL     $42.5       $89.5       $62.6       $31.7       $226.3
                      =====       =====       =====       =====       ======

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

     In addition to the gain discussed above, income from discontinued operations consists of the following:

                                                    Three Months Ended September 30,
                                                    2003                      2002
                                                    ----                      ----
     Pre-tax income from discontinued operations   $   --                    $11.8
     Tax expense                                       --                      5.0
                                                   ------                    -----
          Income from discontinued operations      $   --                    $ 6.8
                                                   ======                    =====



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                    Nine Months Ended September 30,
                                                    2003                      2002
                                                    ----                      ----
     Pre-tax income from discontinued operations    $20.4                    $35.3
     Tax expense                                      8.3                     14.4
                                                    -----                    -----
          Income from discontinued operations       $12.1                    $20.9
                                                    =====                    =====

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

The following summarizes certain financial information for purposes of management's discussion and analysis:

                                                            Three Months Ended September 30,
                                                       2003                                   2002
                                       -----------------------------------    -----------------------------------

                                          IPG                                    IPG
                                        (Excl.                     Total       (Excl.                     Total
                                         SEG)         SEG           IPG          SEG)         SEG          IPG
                                        ------       -----        -------      ------        -----       -------
Revenue                                $1,297.3     $ 121.6       $1,418.9     $1,277.4     $ 109.4      $1,386.8
Salaries and related expenses             762.2        48.7          810.9        764.0        49.2         813.2
Office and general expenses               412.3        94.3          506.6        422.6        96.4         519.0
Amortization of intangible assets           1.7         0.1            1.8          1.3         0.8           2.1
Restructuring charges                      46.5         1.5           48.0         10.7         1.4          12.1
Long-lived asset impairment                  --       222.7          222.7            -       118.7         118.7
                                       --------     -------       --------     --------     -------       -------
          Operating income (loss)      $   74.6     $(245.7)      $ (171.1)    $   78.8     $(157.1)      $ (78.3)
                                       ========     =======       ========     ========     =======       =======

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

Office and General Expenses
Office and general expenses were $506.6 in the three months ended in September 30, 2003 and $519.0 in the three months ended September 30, 2002, a decrease of $12.4 or 2.4 %. The decrease in office and general expenses was primarily due to reduction in occupancy and overhead costs as a result of the restructuring program partially offset by the effects of higher exchange rates and higher bad debt expense. The components of the total change of (2.4)% were: impact of foreign currency changes 5.5%, net acquisitions/divestitures (1.8)% and decreases in office and general expenses from existing operations (6.1)%.

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

The following summarizes certain financial information for purposes of management's discussion and analysis:

                                                             Nine Months Ended September 30,
                                                       2003                                   2002
                                       -----------------------------------    -----------------------------------

                                          IPG                                    IPG
                                        (Excl.                     Total       (Excl.                     Total
                                         SEG)         SEG           IPG          SEG)         SEG          IPG
                                        ------       -----        -------      ------        -----       -------
Revenue                                $3,925.3     $ 308.7       $4,234.0     $3,898.9      $297.3      $4,196.2
Salaries and related expenses           2,398.4       145.6        2,544.0      2,332.5       141.6       2,474.1
Office and general expenses             1,187.9       204.2        1,392.1      1,140.9       187.5       1,328.4
Amortization of intangible assets           7.9         1.2            9.1          4.0         2.5           6.5
Restructuring charges                     140.6         1.8          142.4          6.4         5.7          12.1
Long-lived asset impairment                  --       244.8          244.8            -       118.7         118.7
                                       --------     -------       --------     --------     -------      --------
          Operating income (loss)      $  190.5     $(288.9)      $  (98.4)    $  415.1     $(158.7)     $  256.4
                                       ========     =======       ========     ========     =======      ========

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

A summary of the remaining liability for restructuring charges related to the 2003 restructuring plan is as follows:

                                                                                               Ending
                                             Second      Third                               Balance at
                                            Quarter     Quarter     Non-cash    2003 Cash     September
                                            Charges     Charges      Charges     Payments     30, 2003
                                            -------     -------      -------     --------     --------
TOTAL BY TYPE
Severance and termination costs              $66.0       $ 37.4        $1.4        $54.5         $47.5
Lease terminations and other exit costs       16.0         10.6         4.8          2.4          19.4
                                             -----       ------        ----        -----         -----
          Total                              $82.0       $ 48.0        $6.2        $56.9         $66.9
                                             =====       ======        ====        =====         =====

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

A summary of the remaining liability for restructuring and other merger related costs related to the 2001 restructuring plan is as follows:

                                                                    Cash paid
                                          Liability at               through    Liability at
                                            December       2003     September     September
                                            31, 2002      Charge     30, 2003     30, 2003
                                            --------      ------     --------     --------
TOTAL BY TYPE
Severance and termination costs              $ 15.9        $  --       $12.0        $ 3.9
Lease terminations and other exit costs        94.6         12.4        24.9         82.1
                                             ------        -----       -----        -----
          Total                              $110.5        $12.4       $36.9        $86.0
                                             ======        =====       =====        =====

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

Operating Activities
Net cash used in operating activities was $138.1 for the nine months ended September 30, 2003 and net cash provided by operations was $241.1 for the nine months ended September 30, 2002, respectively. The increase in cash used for the first nine months of 2003 was primarily attributable to the lower earnings level in 2003 resulting from continued softness in client demand for advertising and marketing communication services and the Company's restructuring program.

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

The Company's capital expenditures in the first nine months of 2003 were $94.2 compared to $116.6 in the first nine months of 2002. The primary purposes of these expenditures were to upgrade computer and telecommunications systems and to modernize offices. Currently, the Company is restricted in making capital expenditures by the terms of its Revolving Credit Facilities. The Company's permitted level of annual capital expenditures is $175.0. See "Financing Activities" for further discussion.

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

            THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in Millions, Except Per Share Amounts)

As of September 30, 2003, the Company's estimated liability for earn-outs, including less than majority-owned affiliates, is as follows:

                                                         2006 and
                     2003         2004        2005      thereafter      Total
Cash                $35.9        $76.4       $43.7        $23.4         $179.4
Stock                 6.6         13.1        18.9          8.3           46.9
                    -----        -----       -----        -----         ------
       TOTAL        $42.5        $89.5       $62.6        $31.7         $226.3
                    =====        =====       =====        =====         ======

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

                                  CERTIFICATION


         I, David A. Bell, certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q/A for the Period Ended September 30, 2003 of The Interpublic Group of Companies, Inc.;

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

Date    December 8, 2003

        /s/ David A. Bell
        -------------------------
        David A. Bell
        Chief Executive Officer

                                  CERTIFICATION


         I, Christopher J. Coughlin, certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q/A for the Period Ended September 30, 2003 of The Interpublic Group of Companies, Inc.;

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

Date    December 8, 2003

        /s/ Christopher J. Coughlin
        ------------------------------
        Christopher J Coughlin
        Chief Financial Officer

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

         The quarterly report on Form 10-Q/A for the quarter ended September 30, 2003 of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of the Company.




         Dated:   December 8, 2003                /s/ David A. Bell
                                                  ------------------------------
                                                      David A. Bell
                                                      Chief Executive Officer



         Dated:   December 8, 2003                /s/ Christopher J. Coughlin
                                                  ------------------------------
                                                      Christopher J. Coughlin
                                                      Chief Financial Officer