Form 10-K
period 2003-12-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2004-03-15
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003	Commission file number 1-6686

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Exact name of registrant as specified in its charter)
Delaware State or other jurisdiction of incorporation or organization)	13-1024020 (I.R.S. Employer Identification No.)

1271 Avenue of the Americas, New York, New York (Address of principal executive offices)	10020 (Zip Code)

Registrant's telephone number, including area code: (212) 399-8000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock Series A Mandatory Convertible Preferred Stock	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $5,234,424,213 as of June 30, 2003.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock outstanding at February 27, 2004: 418,107,956 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2004 are incorporated by reference in Parts I and III: "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation of Executive Officers," "Report of the Compensation Committee of the Board," "Outstanding Shares," "Transactions with Interpublic" and "Appointment of Independent Accountants".

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This Annual Report on Form 10-K, including "Business," "Business-Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements. Interpublic's representatives may also make forward-looking statements orally from time to time. Statements in this Annual Report that are not historical facts, including statements about Interpublic's beliefs and expectations, particularly regarding recent business and economic trends, the impact of litigation, the SEC investigation, dispositions, impairment charges, the integration of acquisitions and restructuring costs, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those described in this Annual Report on Form 10-K under "Risk Factors". Forward-looking statements speak only as of the date they are made, and Interpublic undertakes no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such risk factors include, but are not limited to, the following:
*	risks associated with the effects of global, national and regional economic and political conditions;

*	the Company's ability to attract new clients and retain existing clients;

*	the financial success of the Company's clients;

*	the Company's ability to retain and attract key employees;

*	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world;

*	potential adverse effects if the Company is required to recognize additional impairment charges or other adverse accounting related developments;

*	potential adverse developments in connection with the SEC investigation;

*	risks associated with the Company's remaining motorsports commitments;

*	potential downgrades in the credit ratings of Interpublic's securities; and

*	the successful completion and integration of acquisitions which complement and expand the Company's business capabilities.

Investors should carefully consider these factors and the additional risk factors outlined in more detail under the heading "Business-Risk Factors" in this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Information regarding the Company's annual report on Forms 10-K, quarterly reports on Form 10-Q or 10-Q/A, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company's website at http://www.interpublic.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's filings are also available to the public from the SEC's website at http://www.sec.gov/, and at the offices of the New York Stock Exchange. For further information on obtaining copies of the Company's public filings at the New York Stock Exchange, please call (212) 656-5060.

The Company's Corporate Governance Guidelines, Code of Conduct and each of the charters for the Audit Committee, Compensation Committee and the Corporate Governance Committee are available free of charge on the Company's website at http://www.interpublic.com, or by writing to The Interpublic Group of Companies, Inc., 1271 Avenue of the Americas, New York, NY 10020, Attention: Secretary.

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

The Company is a group of advertising and specialized marketing and communication services companies that together represent one of the largest resources of advertising and marketing expertise in the world. With offices and other affiliations in more than 100 countries, the Company had revenues of approximately $5.863 billion and a net loss of approximately $451.7 million in 2003.

Advertising and Specialized Marketing and Communications Services Businesses

In the last five years, the Company has grown to become one of the world's largest groups of global marketing services companies, providing its clients with communications and marketing expertise in three broad areas:
*	Advertising, which includes advertising and media management;

*	Marketing Communications, which includes direct marketing, database and customer relationship management, public relations, sales promotion, event marketing, on-line marketing, corporate and brand identity, brand consultancy and healthcare marketing; and
*
Marketing Services, which includes sports and entertainment marketing, corporate meetings and events, retail marketing and other marketing and business services.

The Company seeks to be the best in quality and a leading competitor in all of these areas.

The Company is currently organized into four global operating groups. Three of these groups, McCann Erickson WorldGroup ("McCann"), The FCB Group and The Partnership, provide a comprehensive array of global communications and marketing services. Each offers a distinctive range of solutions for the Company's clients. The fourth global operating group, The Interpublic Sports & Entertainment Group ("SEG"), focuses on sports marketing and event planning activities. In addition to these groups, the Company also includes a group of leading stand-alone companies that provide their clients with a full range of advertising and/or marketing communications services. See "Notes to the Consolidated Financial Statements - Note 15: Segment Information" for further discussion.

The Company believes this organizational structure allows it to provide comprehensive solutions to clients, enables stronger organic growth among all its operating companies and allows it to bring improved operating efficiencies to its organization.

McCann Erickson WorldGroup was founded on the global strength and quality of McCann, one of the world's leading advertising agencies. It includes companies spanning advertising, media, customer relationship management, events, sales promotion, public relations, on-line marketing communications and healthcare communications. Launched in late 1997, McCann has expanded rapidly to become one of the world's leading networked marketing communications groups, now working with more than 25 key worldwide clients in three or more disciplines and with more than 40 US clients in two or more disciplines. McCann Erickson WorldGroup includes the following companies:
*	McCann Erickson Worldwide (advertising),

*	Universal McCann Worldwide (media planning and buying),

*	MRM Partners Worldwide (direct/customer relationship management; on-line marketing communications through Zentropy),

*	Momentum Worldwide (event marketing/sponsorship/sales promotion), and

*	Torre Lazur McCann Healthcare WorldWide (healthcare advertising and marketing).

The FCB Group is a single global integrated network centered on Foote, Cone & Belding Worldwide and its advertising, direct marketing and sales promotion capabilities. This group also includes the following specialized services:

        *    FCBi (direct and digital marketing),

        *    Marketing Drive Worldwide (integrated promotional marketing),

        *    R/GA (web design and development),

        *    FCB HealthCare (healthcare marketing), and

        *    The Hacker Group (customer acquisition direct marketing).

The Partnership, a global, client-driven creative leader, is anchored on the quality advertising reputation of Lowe & Partners Worldwide. The Partnership provides collaboration across a global group of independently managed networks with creative and executional capabilities across all disciplines. The partners seek to preserve their uniqueness while creating the ability to interconnect seamlessly to better service clients. Partner companies include:

        *    Lowe & Partners Worldwide (advertising),

        *    Lowe Healthcare Worldwide (healthcare marketing),

        *    Draft (direct and promotional marketing),

        *    Zipatoni (promotional marketing),

        *    Mullen (advertising), and

        *    Dailey & Associates (advertising).

The Interpublic Sports & Entertainment Group focuses on sports marketing and event planning activities. SEG was formed during the second quarter of 2002 through a carve-out from the Company's other operating groups of related operations. It includes:

        *    Octagon (sports marketing),

        *    Motorsports, and

        *    Entertainment PR (Bragman Nyman Cafarelli and PMK/HBH).

          Through March 1, 2004 Jack Morton Worldwide was included as a component of SEG.

The Company is currently evaluating the manner in which SEG and its component parts are managed and reported. In January 2004, Interpublic sold the four motorsports circuits owned by its Brands Hatch Circuits unit to MotorSport Vision Limited for approximately $26 million. As a result of the sale, Interpublic's remaining interest in Motorsports consists of its obligations related to the Formula One British Grand Prix and the lease of the Silverstone track.

Independent Agencies

Interpublic also includes a group of leading stand-alone companies that provide their clients with a full range of advertising and/or marketing communications services and partner with the Company's global operating groups as needed. These include:

        *    Campbell Ewald,

        *    Deutsch,

        *    Hill Holliday,

        *    The Martin Agency,

        *    Carmichael-Lynch,

        *    Gotham,

        *    MAGNA Global (advertising media negotiations and television program development),

        *    Weber Shandwick Worldwide, Golin/Harris International and DeVries Public Relations (public relations),

        *    FutureBrand,

        *    Initiative Media (media planning and buying), and

        *    Jack Morton Worldwide (prior to March 1, 2004, a component of SEG).

In addition to its domestic operations, the Company provides services for clients whose businesses are international in scope, as well as for clients whose businesses are restricted to a single country or a small number of countries. The Company has offices in Canada, as well as in one or more cities in each of the following countries and territories:

EUROPE, AFRICA AND THE MIDDLE EAST

Austria	Hungary	Namibia	Slovenia
Azerbaijan	Israel	Netherlands	South Africa
Bahrain	Ireland	Nigeria	Spain
Belgium	Italy	Norway	Sweden
Bulgaria	Ivory Coast	Oman	Switzerland
Croatia	Jordan	Pakistan	Tunisia
Czech Republic	Kazakhstan	Poland	Turkey
Denmark	Kenya	Portugal	Ukraine
Egypt	Kuwait	Qatar	United Arab Emirates
Estonia	Latvia	Romania	United Kingdom
Finland	Lebanon	Russia	Uzbekistan
France	Malawi	Saudi Arabia	Zambia
Germany	Mauritius	Senegal	Zimbabwe
Greece	Morocco	Slovakia

LATIN AMERICA AND THE CARIBBEAN

Argentina	Colombia	Guatemala	Peru
Barbados	Costa Rica	Honduras	Puerto Rico
Bermuda	Dominican Republic	Jamaica	Trinidad
Brazil	Ecuador	Mexico	Uruguay
Chile	El Salvador	Panama	Venezuela

ASIA AND THE PACIFIC

Australia	Japan	Paraguay	South Korea
Cambodia	Malaysia	Philippines	Taiwan
Hong Kong	Nepal	Singapore	Thailand
India	New Zealand	Sri Lanka	Vietnam
Indonesia	People's Republic
of China

Operations in the foregoing countries are carried out by one or more operating companies, at least one of which is either wholly owned by Interpublic or a direct or indirect subsidiary or is a company in which Interpublic or a direct or indirect subsidiary owns a 50% interest or more, except in Bahrain, Cambodia, Egypt, Kuwait, Jordan, Lebanon, Oman, Nepal, Qatar, Saudi Arabia, Trinidad and United Arab Emirates where Interpublic or a direct or indirect subsidiary holds a minority interest.

The Company also offers services in Albania, Aruba, the Bahamas, Belize, Bolivia, Gabon, Ghana, Grand Cayman, Guadeloupe, Guam, Guyana, Haiti, Ivory Coast, Malawi, Martinique, Namibia, Nicaragua, Nigeria, Pakistan, Paraguay, Sri Lanka, Surinam, Uganda, Zaire and Zambia through association arrangements with local agencies operating in those countries or territories.

For information concerning revenues and long-lived assets on a geographical basis for each of the last three years, see "Notes to the Consolidated Financial Statements - Note 15: Segment Information" included in this Annual Report under Item 8.

Recent Developments

Financing Activities

On December 16, 2003, Interpublic issued 25.8 million common shares at a price of $13.50 under its existing shelf registration statement. This offering was closed concurrently with an offering of approximately 7.5 million shares of its Preferred Stock. As a result of the transaction, Interpublic raised net proceeds of approximately $693 million. Approximately $246 million of the net proceeds from this offering were used to redeem Interpublic's 1.80% Convertible Subordinated Notes due 2004. The remaining proceeds will be used for general corporate purposes.

Sale of Modem Media Common Stock

In December 2003, Interpublic sold approximately 11 million shares of Modem Media common stock in an underwritten public offering, for aggregate net proceeds of approximately $57 million. Following Interpublic's sale of Modem shares in the offering, Interpublic owned approximately 148,000 shares of Modem Media's common stock.

Sale of Taylor Nelson Stock

On December 1, 2003, Interpublic disposed of all of the approximately 11.7 million shares of Taylor Nelson Sofres plc ("TNS") stock that Interpublic had received as partial consideration for the sale in June 2003 of NFO WorldGroup, Inc. to TNS. Interpublic received approximately $42 million in exchange for the sale of the shares of TNS stock. Interpublic no longer holds any shares of TNS stock.

Settlement of Securities Class Actions and Derivative Actions

On December 2, 2003, Interpublic reached an agreement in principal to settle the consolidated class action shareholder suits currently pending in federal district court in New York. The settlement is subject to the execution of a definitive settlement agreement and to approval by the court. Under the terms of the proposed settlement, Interpublic will pay $115 million, of which $20 million will be paid in cash and $95 million in shares of Interpublic's common stock at a value of $14.50 per share. Interpublic also agreed that, should the price of its common stock fall below $8.70 per share before final approval of the settlement, Interpublic will either, at its sole discretion, issue additional shares of common stock or pay cash so that the consideration for the stock portion of the settlement will have a total value of $57 million.

The shareholder derivative suits in federal district court in New York will be settled pending the settlement of the class action shareholder suits disclosed above. Plaintiffs in state securities actions voluntarily dismissed their appeal of a stay of these actions. See "Item 3. Legal Proceedings" and "Notes to the Consolidated Financial Statements - Note 16 Commitments and Contingencies" for further discussion.

Sale of Motorsports Circuits

In January 2004, Interpublic sold a business comprising the four motorsports circuits owned by its Brands Hatch Circuits unit to MotorSport Vision Limited for approximately $26 million. The sale included the Brands Hatch, Oulton Park, Cadwell Park and Snetterton racing tracks. As a result of the sale, Interpublic's remaining interest in Motorsports consists of its obligations related to the Formula One British Grand Prix and the lease of the Silverstone track. Brands Hatch Circuits has therefore been re-named Silverstone Motorsport Limited. The sale of the four tracks does not affect Interpublic's interests and commitments in relation to Silverstone, including the remaining obligations under an executory contract and an operating lease. See "Note 5: Long-Lived Asset Impairment and Other Charges" for further discussion.

Revenue

Sources of Revenue

The Company generates revenue from planning, creating and placing advertising in various media and from planning and executing other communications or marketing programs. Historically, the commission customary in the industry was 15% of the gross charge ("billings") for advertising space or time; more recently, lower commissions have been negotiated, but often with additional incentives paid for better performance. For example, an incentive component is frequently included in arrangements with clients based on improvements in an advertised brand's awareness or image, or increases in a client's sales or market share of the products or services being advertised. Under commission arrangements, the media bill the Company at their gross rates. The Company bills these amounts to its clients, remits the net charges to the media and retains the balance as the Company's commission. Many clients, however, prefer to compensate the Company on a fee basis, under which the Company bills its client for the net charges billed by the media plus an agreed-upon fee. These fees usually are calculated to reflect the Company's hourly rates and out-of-pocket expenses incurred on behalf of clients, plus proportional overhead and a profit mark-up.

Like other agencies, the Company is primarily responsible for paying the media with respect to firm contracts for advertising time or space placed on behalf of its clients. The Company's practice generally is to pay media charges only once the Company has received funds from clients, and in some instances the Company agrees with the media that the Company will be solely liable to pay the media only after the client has paid the Company for the media charges. The Company makes serious efforts to reduce the risk from a client's nonpayment, including by generally carrying out credit clearances and requiring in some cases payment by the media in advance.

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

The Company also derives revenue from other activities, including the planning and placement with the media of advertising produced by unrelated advertising agencies; the maintenance of specialized media placement facilities; the creation and publication of brochures, billboards, point of sale materials and direct marketing pieces for clients; the management of public relations campaigns; the creation and management of special events, meetings and shows at which clients' products are featured; and the design and implementation of interactive programs for special marketing needs.

Clients

The five clients that made the largest revenue contribution in 2003 accounted individually for approximately 1.8% to 8.3% of the Company's revenue and in the aggregate accounted for approximately 17.4% of the Company's revenue. The Company's twenty largest clients accounted for approximately 29.8% of its revenue in 2003. Based on revenue, as of December 31, 2003, the Company's largest clients included General Motors Corporation, Johnson & Johnson, Microsoft, Nestle and Unilever. While the loss of the entire business of any one of the Company's largest clients might have a material adverse effect upon its business, the Company believes that it is unlikely that the entire business of any of these clients would be lost at the same time, because the Company represents several different brands or divisions of each of these clients in a number of geographical markets, in each case through more than one of the Company's agency systems.

Representation of a client rarely means that the Company handles advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from an agency within the Company to a competing agency, and a client may reduce its marketing budget at any time.

The Company's agencies have written contracts with many of their clients. As is customary in the industry, these contracts provide for termination by either party on relatively short notice, usually 90 days but sometimes shorter or longer. In 2003, however, 25% of revenue was derived from clients that had been associated with one or more of the Company's agencies or their predecessors for 20 or more years.

Personnel

As of January 1, 2004, the Company employed approximately 43,400 persons, of whom 17,900 were employed in the United States. Because of the personal service character of the marketing communications business, the quality of personnel is of crucial importance to the Company's continuing success. There is keen competition for qualified employees. Interpublic considers its employee relations to be satisfactory overall.

The Company has several active programs for training personnel. These programs include meetings and seminars throughout the world.

Risk Factors

The following factors could adversely affect the Company's revenues, results of operations or financial condition. See also "Statement Regarding Forward-Looking Disclosure."
*	The Company's revenues have declined and are susceptible to further declines as a result of adverse economic and political developments.

In the first part of 2003, unfavorable economic conditions and an uncertain global political environment has resulted in continued softness in demand for the Company's services. In 2003, the Company's revenues increased by 2.2% as compared with 2002, as the benefit of higher foreign exchange rates masked a revenue decline of 2.4% on a constant currency basis. Although the Company has experienced improved revenue performance during the latter part of 2003 coinciding with signs of an economic recovery, there can be no assurance that economic conditions will continue to show signs of improvement. If the economy does not continue to improve, or weakens, or in the event of adverse political or economic developments, including in connection with hostilities in the Middle East or elsewhere or terrorist attacks, the results of operations of the Company are likely to be adversely affected.

*	The Company may be required to recognize additional impairment charges and changes in valuation allowances.

The Company periodically evaluates the realizability of all of its long-lived assets (including goodwill and fixed assets), investments and deferred tax assets. As of December 31, 2003 the Company had approximately $3.352 billion of intangibles on its balance sheet, approximately $249 million in investments and approximately $546 million of deferred tax assets. Future events, including the Company's financial performance and the strategic decisions it makes, could cause the Company to conclude that impairment indicators exist and that the asset values associated with these asset categories may have become impaired. Any resulting impairment loss would have an adverse impact on the Company's reported earnings in the period in which the charge is recognized.

Any future impairment charge or changes in valuation allowances could also adversely affect the financial condition of the Company and result in a violation of the financial covenants of its revolving credit facilities, which could trigger a default under those facilities and adversely affect the Company's liquidity.

*

The Company will be incurring significant costs in the near term in connection with its planned restructuring program. The timing and ultimate amount of charges, and the savings the Company ultimately realizes, may differ from what it currently expects.

The Company is executing a restructuring program to reduce costs permanently through further headcount reductions and real estate consolidation. The Company currently expects to incur approximately $275 million of charges, including amounts classified in office and general expenses, in connection with the restructuring program. Some of these charges will be incurred in periods ending after December 31, 2003. There is no guarantee that the timing and ultimate amount of charges the Company records, and the savings it ultimately realizes, will not differ from what the Company currently expects. As of December 31, 2003, the Company recorded $175.6 million of restructuring charges and $16.5 million in charges related to the acceleration of amortization of leasehold improvements on premises included in the 2003 program. The restructuring and related costs could adversely affect the Company's financial condition and result in a violation of the financial covenants of the Company's revolving credit facilities, which could trigger a default under those facilities and adversely affect the Company's liquidity.

*	The Company is exploring various options with respect to its motorsports commitments, some of which may involve a significant cash payment.

The Company continues to have commitments under certain leasing and motorsports event contractual arrangements at the Silverstone racing circuit. As of December 31, 2003, the Company was committed to remaining payments under these arrangements of approximately $460 million. (This amount related to undiscounted payments through 2015 principally under an executory contract and an operating lease and assumes payments over the maximum remaining term of the relevant agreements. This obligation has not been reduced by any future revenues to be generated from the arrangements.) The Company is continuing to explore various options with respect to these commitments, at least one of which may involve a cash payment in the order of $200 million. The amount of any such cash payment would adversely impact the Company's earnings in the period when incurred. The Company has obtained amendments of certain definitions contained in its revolving credit facilities to give the Company the flexibility to discharge these commitments. Any cash payments in excess of those permitted by these amendments would adversely affect the Company's compliance with the financial covenants of its revolving credit facilities. The Company can give you no assurance that its efforts with regard to its remaining motorsports commitments will result in a successful transaction.

*	Downgrades of the Company's ratings could adversely affect the Company.

The Company's current long-term debt credit ratings are BB+ with negative outlook, BB+ with negative outlook and Baa3 with stable outlook, as reported by Standard & Poor's Ratings Services, Fitch Ratings and Moody's Investors Service, Inc., respectively. Although a ratings downgrade by any of the rating agencies will not trigger an acceleration of any of the Company's indebtedness, these events may adversely affect its ability to access capital and would likely result in an increase in the interest rates payable under the Company's two revolving credit facilities and future indebtedness.

*	The loss of uncommitted lines of credit could adversely affect the Company's liquidity.

As of December 31, 2003, the Company had approximately $38.1 million outstanding under $744.8 million in uncommitted lines of credit. These borrowings are repayable upon demand. The Company uses amounts available under the lines of credit, together with cash flow from operations, proceeds from its 2003 debt and equity offerings, and proceeds from the sale of NFO and cash on hand, to fund its working capital needs. If the Company loses all or a substantial portion of these lines of credit, it will be required to seek other sources of liquidity. If the Company is unable to replace these sources of liquidity, for example through access to the capital markets, the Company's ability to fund its working capital needs will be adversely affected.

*	The Company is still implementing its plan to improve its internal controls.

The Company was first informed in the third quarter of 2002 by its independent auditors that they had identified a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the processing and monitoring of inter-company transactions, and the Company's senior management determined that this material weakness, together with other deficiencies associated with a lack of balance sheet monitoring, if unaddressed, could result in accounting errors in the Company's Consolidated Financial Statements. Furthermore, the Company's management believes that a material weakness persists with respect to the matters discussed below under "Controls and Procedures," notwithstanding the remedial action undertaken with respect to inter-company transactions. The Company has further identified various other changes to its accounting and internal control structure that the Company believes are necessary to help ensure that accounting errors do not arise in the future. Although the Company has implemented many changes, and the Company's management has concluded that, taking into account these changes to date, the Company's disclosure controls and procedures are effective to provide reasonable assurance of achieving their control objectives, some of the measures are still in the process of being implemented. If, notwithstanding this reasonable assurance, further restatements were to occur or other accounting-related problems emerge, the Company could face additional litigation exposure and greater scrutiny from the SEC in connection with the SEC investigation currently taking place. Any future restatements or other accounting-related problems may adversely affect the financial condition of the Company.

The Company is also undertaking a thorough review of its internal controls as part of the Company's preparation for compliance with the requirements under Section 404 of the Sarbanes-Oxley Act. There can be no assurance, however, that the Company will be able to assert that its internal control over financial reporting is effective pursuant to the rules adopted by the Commission under Section 404, when those rules take effect.

*	Pending litigation could have a material adverse effect on the financial condition of the Company.

Thirteen federal securities purported class actions were filed against Interpublic and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act") in connection with Interpublic's acquisition of True North Communications, Inc. ("True North") on behalf of a purported class of True North shareholders who acquired Interpublic stock. No amount of damages is specified in the consolidated amended complaint. The Company is also subject to pending state securities class actions and derivative actions. The Company has reached agreements in principle for the settlement of the federal securities purported class actions and derivative actions and believes that the settlement outlined in these agreements in principle will be sufficient to cover all the pending claims in the federal, state and derivative suits. To effect this settlement, confirmatory discovery will need to be taken and the terms of the settlement will have to be approved by the court. The Company cannot give any assurances that the proposed settlement will receive the approval of the court. In the event that a final settlement is not agreed and approved by the court, these proceedings will continue and, as with all litigations, contain elements of uncertainty, and the final resolution of these actions could have a material impact on the Company's financial position, cash flows or results of operations. However, management currently believes that the amounts accrued in its Consolidated Balance Sheet are adequate to cover the amounts the Company expects to pay.

*	An ongoing SEC investigation regarding the Company's accounting restatements could adversely affect the Company.

Following the Company's announcement in August 2002 of the restatement of its financial results for the periods from 1997 to June 2002, the Company was informed by the SEC that it was conducting an informal inquiry into the matters surrounding the restatement. In January 2003 the Company was informed by the SEC that it had issued a formal order of investigation with respect to these matters. While the Company is cooperating fully with the investigation, adverse developments in connection with the investigation, including any expansion of the scope of the investigation, could negatively impact the Company and could divert the efforts and attention of its management team from the Company's ordinary business operations.

*	The Company's revolving credit facilities with syndicates of banks restrict its ability to take some corporate actions, including making dividend payments.

The current terms of the Company's two revolving credit facilities with syndicates of banks restrict the Company's ability to (1) make cash acquisitions or investments in excess of $100 million annually, (2) declare or pay dividends on the Company's capital stock in excess of $70 million annually ($25 million of which the Company may use to declare or pay dividends on the Company's common stock or repurchase shares) and (3) make capital expenditures in excess of $175 million annually. They also limit the ability of the Company's domestic subsidiaries to incur additional debt. The Company's future earnings performance will determine the permitted levels of share buybacks and dividend payments. All limitations on dividend payments and share buybacks expire when earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit facilities, exceed $1.3 billion for four consecutive quarters. No dividend was paid in 2003. The Company's future dividend policy will be determined on a quarter-by-quarter basis, will depend on earnings, financial condition, capital requirements and other factors and will be subject to the restrictions under the amended revolving credit facilities.

On February 24, 2004, the Company's Board of Directors declared a dividend of $0.642 per share on its outstanding Preferred Stock. The dividend is payable in cash on March 15, 2004 to any stockholder of record at the close of business on March 1, 2004. This will result in total dividend payments of approximately $5 million.

*	The Company may not realize all the benefits the Company expects from acquisitions it has made.

The success of acquisitions depends on the effective integration of newly-acquired businesses into the Company's current operations. Important factors for integration include realization of anticipated synergies and cost savings and the ability to retain and attract personnel and clients. There can be no assurance that the Company will realize all the benefits it expects from recent or future acquisitions.

*	The Company competes for clients in a highly competitive industry.

The advertising agency and other marketing communications and marketing services businesses are highly competitive. The Company's agencies and media services must compete with other agencies and with other providers of creative or media services which are not themselves advertising agencies, in order to maintain existing client relationships and to obtain new clients. The client's perception of the quality of an agency's "creative product," the Company's reputation and the agency's reputation are, to a large extent, factors in determining the competitive position of the Company in the advertising agency business. An agency's ability to serve clients, particularly large international clients, on a broad geographic basis is also an important competitive consideration. On the other hand, because an agency's principal asset is its people, freedom of entry into the business is almost unlimited, and quite small agencies are, on occasion, able to take all or some portion of a client's account from a much larger competitor.

Size may limit an agency's potential for securing new business, because many clients prefer not to be represented by an agency that represents a competitor. Also, clients frequently wish to have different products represented by different agencies. The Company's ability to attract new clients and to retain existing clients may, in some cases, be limited by clients' policies on or perceptions of conflicts of interest. These policies can, in some cases, prevent one agency and, in limited circumstances, different agencies within the same holding company, from performing similar services for competing products or companies. In addition, these perceived conflicts, following an acquisition by the Company of an agency or company, can result in clients terminating their relationship with the Company or reducing the number or scope of projects for which they retain those agencies.

If the Company fails to maintain existing clients or attract new clients, the Company may be adversely impacted.

*	The Company's business could be adversely affected if it loses or fails to attract key employees.

Employees, including creative, research, media, account and practice group specialists, and their skills and relationships with clients, are among the Company's most important assets. An important aspect of the Company's competitiveness is its ability to retain key employee and management personnel. Compensation for these key employees is an essential factor in attracting and retaining them, and there can be no assurances that the Company will offer a level of compensation sufficient to attract and retain these key employees. If the Company fails to hire and retain a sufficient number of these key employees, the Company may not be able to compete effectively.

*	The Company is subject to regulations that could restrict its activities or negatively impact its revenues.

Advertising and marketing communications businesses are subject to government regulation, both domestic and foreign. There has been an increasing tendency in the United States on the part of advertisers to resort to the courts and industry and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to advertising for certain products. Representatives within government bodies, both domestic and foreign, continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures and consequently the Company's revenues.

*	International business risks could adversely affect the Company's operations.

International revenues represented 44% of the Company's total revenues in 2003. The Company's international operations are exposed to risks, which affect foreign operations of all kinds, including, for example, local legislation, monetary devaluation, exchange control restrictions and unstable political conditions. These restrictions may limit the Company's ability to grow its business and effectively manage its operations in those countries.

Item 2.     Properties

Most of the operations of the Company are conducted in leased premises, and its physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. These facilities are located in various cities in which the Company does business throughout the world. However, subsidiaries of Interpublic own office buildings in Blair, Nebraska; Warren, Michigan; England (in London, Manchester, Birmingham and Stoke-on-Trent); Frankfurt, Germany; Sao Paulo, Brazil; Lima, Peru; Mexico City, Mexico; and Santiago, Chile and own office condominiums in Buenos Aires, Argentina; Bogota, Colombia; and Manila, the Philippines. Facilities owned or occupied by the Company are believed to be adequate for the purposes for which they are currently used and are well maintained.

In connection with the restructuring plan announced in 2001, the Company incurred charges related to downsizing or vacating approximately 180 offices worldwide. In connection with the restructuring program announced in 2003, the Company incurred charges related to vacating 55 offices worldwide. In addition, a charge of $16.5 million was also recorded in office and general expenses related to the amortization of leasehold improvements on properties to be vacated as part of the 2003 restructuring program.

As of December 31, 2003, the Company has terminated or subleased a majority of the relevant leases and is continuing its efforts to terminate or sublease the remaining leases. Approximately half of these lease terminations and subleases relate to operations in the United States, one-third relate to operations in Europe (principally in the UK, France and Germany), and the remainder relate to operations in Latin America and the Asia Pacific region. The cash portion of the restructuring charge will be paid out over a period of several years. Lease termination and related costs include write-offs related to the abandonment of leasehold improvements as part of the office vacancies. The Company believes that its remaining facilities are adequate to meet the needs of the Company.

Item 3.     Legal Proceedings

Federal Securities Class Actions

Thirteen federal securities purported class actions were filed against Interpublic and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after Interpublic's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the court and lead counsel was appointed for all plaintiffs on November 8, 2002. A consolidated amended complaint was filed on January 10, 2003. The purported class consists of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933, in connection with Interpublic's acquisition of True North on behalf of a purported class of True North shareholders who acquired Interpublic stock. No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion and, on March 14, 2003, defendants filed their reply to plaintiff's opposition to defendants' motion. On May 29, 2003, the United States District Court for the Southern District of New York denied the motion to dismiss as to Interpublic and granted the motion, in part, as to the present and former directors and officers named in the consolidated amended complaint. On June 30, 2003, defendants filed an answer to the consolidated amended complaint. On November 6, 2003, the Court granted plaintiffs' motion to certify a class consisting of persons who purchased Interpublic stock between October 28, 1997 and October 16, 2002 and a class consisting of persons who acquired shares of Interpublic stock in exchange for shares of True North stock. On December 2, 2003, Interpublic reached an agreement in principal to settle the consolidated class action shareholder suits currently pending in federal district court in New York. The settlement is subject to the execution of a final settlement agreement and to approval by the court. Under the terms of the proposed settlement, Interpublic will pay $115 million, of which $20 million will be paid in cash and $95 million in shares of its common stock at a value of $14.50 per share. Interpublic also agreed that, should the price of its common stock fall below $8.70 per share before final approval of the settlement, Interpublic will either, at its sole discretion, issue additional shares of common stock or pay cash so that the consideration for the stock portion of the settlement will have a total value of $57 million.

State Securities Class Actions

Two state securities purported class actions were filed against Interpublic and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after Interpublic's November 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who acquired Interpublic stock on or about June 25, 2001 in connection with Interpublic's acquisition of True North. These lawsuits allege that Interpublic and certain of its present and former directors and officers allegedly made misleading statements in connection with the filing of a registration statement on May 9, 2001 in which Interpublic issued 67,644,272 shares of its common stock for the purpose of acquiring True North, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results at that time. The suits allege that such misleading statements constitute violations of Sections 11 and 15 of the Securities Act of 1933. No amount of damages is specified in the complaints. These actions were filed in the Circuit Court of Cook County, Illinois. On December 18, 2002, defendants removed these actions from Illinois state court to the United States District Court for the Northern District of Illinois. Thereafter, on January 10, 2003, defendants moved to transfer these two actions to the Southern District of New York. Plaintiffs moved to remand these actions. On April 15, 2003, the United States District Court for the Northern District of Illinois granted plaintiffs' motions to remand these actions to Illinois state court and denied defendants' motion to transfer. On June 18, 2003, Interpublic moved to dismiss and/or stay these actions. In June 2003, plaintiffs withdrew the complaint for one of these actions. On September 10, 2003, the Illinois state court stayed the remaining action and on September 24, 2003, plaintiffs filed a notice that they will appeal the stay. On February 10, 2004, plaintiffs voluntarily dismissed their appeal.

Derivative Actions

On September 4, 2002, a shareholder derivative suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of Interpublic against the Board of Directors and against Interpublic's auditors. This suit alleged a breach of fiduciary duties to Interpublic's shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in New York Supreme Court, New York County. The plaintiffs from these two shareholder derivative suits filed an Amended Derivative Complaint on January 31, 2003. On March 18, 2003, plaintiffs filed a motion to dismiss the Amended Derivative Complaint without prejudice. On April 16, 2003, the Amended Derivative Complaint was dismissed without prejudice. On February 24, 2003, plaintiffs also filed a Shareholders' Derivative Complaint in the United States District Court for the Southern District of New York. On May 2, 2003, plaintiffs filed an Amended Derivative Complaint. This action alleges the same breach of fiduciary duties claim as the state court actions, and adds a claim for contribution and forfeiture against two of the individual defendants pursuant to Section 21D of the Exchange Act and Section 304 of the Sarbanes-Oxley Act. On July 11, 2003, plaintiffs filed a Second Amended Derivative Complaint, asserting the same claims. The complaint does not state a specific amount of damages. On August 12, 2003, defendants moved to dismiss this action. On January 26, 2004, Interpublic reached an agreement in principal to settle this derivative action pending completion of the settlement of the class action shareholder suits currently pending in federal district court in New York. The settlement is subject to the execution of a definitive settlement agreement and to approval from the federal district court judge.

The settlement of the actions discussed above are still pending and is expected to take several months. To effect this settlement, confirmatory discovery will need to be taken, and the terms of the settlements will have to be approved by the court. The Company cannot give any assurances that the proposed settlement will receive the approval of the court or as to the amount or type of consideration that Interpublic might agree to pay in connection with any settlement. In the event that a final settlement is not agreed and approved by the court, these proceedings will continue and, as with all litigations, contain elements of uncertainty and the final resolution of these actions could have a material impact on the Company's financial position, cash flows or results of operations. However, management currently believes that the amounts accrued in its Consolidated Balance Sheet are adequate to cover the amounts the Company expects to pay.

For a discussion of the litigation charge recorded principally in connection with the potential settlement, see Note 16 to the Consolidated Financial Statements.

SEC Investigation

Interpublic was informed in January 2003 by the Securities and Exchange Commission (the "Commission") staff that the Commission has issued a formal order of investigation related to the Company's restatements of earnings for periods dating back to 1997. The matters had previously been the subject of an informal inquiry. Interpublic is cooperating fully with the investigation.

Other Legal Matters

The Company is involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

          Not applicable.

Executive Officers of Interpublic

Below follows the information disclosed in accordance with Item 401 of Regulation S-K of the Commission as required by Item 10 of Form 10-K with respect to Interpublic's executive officers.
Name	Age	Office

David A. Bell (1)	60	Chairman of the Board, President and Chief Executive Officer

Christopher J. Coughlin (1)	51	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Nicholas J. Camera	57	Senior Vice President, General Counsel and Secretary

Albert S. Conte	53	Senior Vice President - Financial Services

Thomas A. Dowling	52	Senior Vice President, Chief Risk Officer

Philippe Krakowsky	41	Senior Vice President, Director of Corporate Communications

Robert G. Thompson	51	Senior Vice President - Finance

(1)          Also a Director

There is no family relationship among any of the executive officers.

The employment histories for the past five years of Messrs. Bell and Coughlin are incorporated by reference to the "Election of Directors" section of the Proxy Statement for Interpublic's Annual Meeting of Stockholders to be held on May 18, 2004 (the "Proxy Statement").

Mr. Camera joined Interpublic in May 1993. He was elected Vice President, Assistant General Counsel and Assistant Secretary in June 1994, Vice President, General Counsel and Secretary in December 1995, and Senior Vice President, General Counsel and Secretary in February 2000.

Mr. Conte joined Interpublic in March 2000 as Vice President - Taxes & General Tax Counsel. He was elected Senior Vice President - Financial Services in May 2003. Prior to joining Interpublic, Mr. Conte served as Vice President - Senior Tax Counsel for Revlon Consumer Products Corporation from September 1987 to February 2000.

Mr. Dowling joined Interpublic in January 2000 as Vice President and General Auditor. He was elected Senior Vice President - Financial Administration of Interpublic in February 2001, and Senior Vice President-Chief Risk Officer in November 2002. Prior to joining Interpublic, Mr. Dowling served as Vice President and General Auditor for Avon Products, Inc. from April 1992 to December 1999.

Mr. Krakowsky joined Interpublic in January 2002 as Senior Vice President, Director of Corporate Communications. Prior to joining Interpublic, he served as Senior Vice President - Communications Director for Young & Rubicam from August 1996 to December 2000. During 2001, Mr. Krakowsky was complying with the terms of a non-competition agreement entered into with Young and Rubicam.

Mr. Thompson joined Interpublic in October 2003 as Senior Vice President-Finance. Prior to joining Interpublic, he served as Senior Vice President for Pharmacia from October 1997 to April 2003.

Code of Conduct

The Company has adopted a code of ethics, known as the Code of Conduct, which applies to all employees of the Company and its subsidiaries and affiliates. The Company's Corporate Governance Guidelines provide that members of the Board of Directors and officers (which would include the Company's Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions) must comply with the Code of Conduct. In addition, the Corporate Governance Guidelines state that the Board will not waive any provision of the Code of Conduct for any Director or executive officer. The Code of Conduct, including future amendments, is available free of charge on Interpublic's website at http://www.interpublic.com or by writing to The Interpublic Group of Companies, Inc., 1271 Avenue of the Americas, New York, NY 10020, Attention: Secretary.

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "IPG." The following table provides, for the calendar quarters indicated, the high and low closing sales prices per share on the NYSE for the periods shown below as reported on the NYSE and dividends per share paid during those periods. At February 27, 2004, there were 17,674 registered holders of Interpublic common stock.
	NYSE Sale Price
			Dividends
			On
			Common
Period	High	Low	Stock

2002:
First Quarter ...................................................................	34.56	27.20	.095
Second Quarter ..............................................................	34.89	23.51	.095
Third Quarter .................................................................	24.67	13.40	.095
Fourth Quarter ...............................................................	17.05	11.25	.095	(1)

2003:
First Quarter ...................................................................	15.38	8.01	___	(1)
Second Quarter ..............................................................	14.55	9.30	___	(1)
Third Quarter .................................................................	15.44	12.94	___	(1)
Fourth Quarter ...............................................................	16.41	13.55	___	(1)

(1)	Dividend declared on November 1, 2002 in respect of third quarter results. No dividend in respect of fourth quarter results was declared. No dividend has subsequently been declared.

Dividend Policy

No dividend was paid during 2003. The Company's future dividend policy will be determined on a quarter-by-quarter basis and will depend on earnings, financial condition, capital requirements and other factors. It will also be subject to the restrictions under the amended revolving credit facilities with syndicates of banks, which limit the Company's ability to declare or pay dividends. Under these facilities, the Company's future earnings performance will determine the permitted levels of dividend payments (currently the permitted level of annual dividend payments is $70 million for the Company's capital stock, of which $25 million may be used for dividend payments on the Company's common stock and share buybacks), and all limitations on dividend payments expire when earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit facilities, exceed $1.3 billion for four consecutive quarters. In addition, under the terms of the Company's mandatory convertible preferred stock, the Company is restricted from paying any cash dividends on its common stock if the Company is not current in its dividend payments with respect to the Company's mandatory convertible preferred stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities" below.

Transfer Agent and Registrar for Common Stock

The transfer agent and registrar for the Company's common stock is:

Mellon Investor Services, Inc.
44 Wall Street, 6th Floor
New York, NY 10005
Tel: (877) 363-6398

Sales of Unregistered Securities

The Company has made the following acquisitions in the fourth quarter of 2003 involving the issuance of Interpublic Stock:

(i) On December 12, 2003, the Registrant issued 68,842 shares of Interpublic common stock and paid $1,000,000 to two former stockholders of a company that was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The 68,842 shares of Interpublic common stock had a market value of approximately $1,000,000 as of the date of issuance. The 68,842 shares of Interpublic common stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired Company's former stockholders. The former stockholders had access to all the documents filed by the Registrant with the SEC, including the Registrant's (i) Annual Report and Form 10-K for the year ended 2002, (ii) Quarterly Report on Form 10-Q for the period ended September 30, 2003, (iii) Reports on Form 8-K for 2003, and (iv) Proxy Statement for the Annual Meeting of Stockholders held on May 20, 2003.

(ii) On November 26, 2003, the Registrant paid $2,475,000 and issued 40,409 shares of Interpublic common stock to a former shareholder of a company which was acquired on June 30, 2000. This represented a deferred payment of the purchase price. The 40.409 shares of Interpublic common stock were valued at $574,495 on the date of issuance. The 40,409 shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-US persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

(iii) On October 27, 2003, the Registrant paid $346,009 and issued 25,706 shares of Interpublic common stock to four former shareholders of a company which was acquired on September 8, 2000. This represented a deferred payment of the purchase price. The 25,706 shares of Interpublic common stock were valued at $346,009 on the date of issuance. The 25,706 shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-US persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

(iv) On October 24, 2003, the Registrant issued 16,116 shares of Interpublic common stock to five former shareholders of a company that was acquired by the Registrant in the third quarter of 2000. This represented a deferred payment of the purchase price. The 16,116 shares of Interpublic common stock had a market value of $215,906 as of the date of issuance. The 16,116 shares of Interpublic common stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-US persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act. The former shareholders had access to all the documents filed by the Registrant with the SEC, including the Company's (i) Annual Report on Form 10-K for the year ended December 31, 2002, (ii) Quarterly Report on Form 10-Q for 2003 for the period ended June 30, 2003, (iii) Current Reports on Form 8-K for 2003, and (iv) Proxy Statement for the Annual Meeting of Stockholders held on May 20, 2003.

(v) On October 22, 2003, the Registrant paid $5,065,037 and issued 120,509 shares of Interpublic common stock to the shareholder of a company for the remaining forty percent interest. Sixty percent of the stock of this company was acquired by Registrant on September 30,1999. This represented a payment of the purchase price for the remaining forty percent. The 120,509 shares of Interpublic common stock were valued at $1,688,331 on the date of issuance. The 120,509 shares of Interpublic Stock were issued by the Registrant without registration in an "offshore transaction" and solely to "non-US persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

(vi) On October 21, 2003, the Registrant issued 94,409 shares of Interpublic common stock and paid $5,352,967 to two former stockholders of a company that was acquired in the second quarter of 2002. This represented a deferred payment of the purchase price. The 94,409 shares of Interpublic common stock had a market value of approximately $1,338,242 as of the date of issuance. The 94,409 shares of Interpublic common stock were issued by the Registrant without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired Company's former stockholders. The former stockholders had access to all the documents filed by the Registrant with the SEC, including the Registrant's (i) Annual Report and Form 10-K for the year ended 2002, (ii) Quarterly Report on Form 10-Q for the period ended June 30, 2003, (iii) Reports on Form 8-K for 2003, and (iv) Proxy Statement for the Annual Meeting of Stockholders held on May 20, 2003.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
(Dollars in Millions, Except Per Share Amounts)

Item 6.     Selected Financial Data

The following tables set forth selected financial data concerning the Company for each of the last five years. The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations ("the MD&A") included elsewhere herein.
SELECTED FINANCIAL DATA FOR FIVE YEARS (UNAUDITED)
(Amounts in Millions, Except Per Share Amounts and Number of Employees)

	2003	2002	2001	2000	1999
OPERATING DATA
Revenue	$ 5,863.4	$ 5,737.5	$ 6,352.7	$ 6,728.5	$ 5,960.0
Salaries and related expenses	3,451.8	3,350.0	3,620.9	3,845.7	3,447.5
Office and general expenses	1,885.6	1,880.4	1,896.1	1,782.6	1,640.9
Amortization of intangible assets	11.3	8.9	164.6	136.0	103.5
Restructuring and other merger-related costs	175.6	12.1	634.5	159.1	159.5
Long-lived asset impairment and other charges	286.9	127.1	303.1	--	--
Investment impairments	84.9	39.7	210.8	--	--
Litigation charges	127.6	--	--	--	--
Interest expense	172.8	145.6	164.6	126.3	99.5
Provision for (benefit of) income taxes	254.0	117.9	(66.1)	332.1	269.0
Income (loss) from continuing operations	(552.9)	68.0	(550.1)	386.4	332.2
Income from discontinued operations (net of tax)	101.2	31.5	15.6	6.4	4.4
Net income (loss)	$ (451.7)	$ 99.5	$ (534.5)	$ 392.8	$ 336.6

DATA PER SHARE OF COMMON STOCK
Basic
Continuing operations	$ (1.43)	$ 0.18	$ (1.49)	$ 1.07	$ 0.95
Discontinued operations	0.26	0.08	0.04	0.02	0.01
Total	$ (1.17)	$ 0.26	$ (1.45)	$ 1.09	$ 0.96
Weighted-average shares	385.5	376.1	369.0	359.6	352.0
Diluted
Continuing operations	$ (1.43)	$ 0.18	$ (1.49)	$ 1.04	$ 0.92
Discontinued operations	0.26	0.08	0.04	0.02	0.01
Total	$ (1.17)	$ 0.26	$ (1.45)	$ 1.06	$ 0.92	*
*Does not foot due to rounding.
Weighted-average shares	385.5	381.3	369.0	370.6	364.6

FINANCIAL POSITION
Working capital	$ 725.2	$ (767.5)	$ (78.3)	$ (421.7)	$ (82.6)
Total assets	$12,234.5	$11,793.7	$11,375.3	$12,253.6	$11,148.9
Total long-term debt	$ 2,191.7	$ 1,817.7	$ 2,480.6	$ 1,531.8	$ 1,085.2
Book value per share of common stock	$ 6.23	$ 5.44	$ 4.86	$ 6.38	$ 5.63

OTHER DATA
Cash dividends on common stock	$ --	$ 145.6	$ 129.2	$ 109.1	$ 90.4
Cash dividends per share of common stock	$ --	$ .38	$ .38	$ .37	$ .33
Number of employees	43,400	46,900	50,400	58,500	51,500

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

When comparing performance between years, the Company discusses non-GAAP financial measures such as organic revenue growth. The nature of such amounts is described more fully in "Results of Operations" below.

OVERVIEW OF SIGNIFICANT EVENTS

During 2003, the Company continued to experience difficult economic conditions as evidenced by the fact that, on an organic basis, revenue declined by 3.6%. In response to the declines in revenues, the Company implemented a major restructuring program designed to bring expenses more in line with revenue. This plan, which commenced in the second quarter of 2003, is expected to result in additional charges in 2004. In addition to the restructuring plan, the Company has continued to focus on improving its balance sheet and, during 2003, raised significant amounts of cash from equity issuances, refinancing of debt, and sales of certain non-strategic assets.

Significant events during 2003 included:
*	Economic Conditions

On an organic basis, revenue declined by 3.6% from 2002 to 2003, reflecting the continued softness in demand for the Company's advertising and marketing communications services. This reduced demand affected all of the Company's service offerings and, in particular, public relations and the Company's project-based businesses. The Company has, however, experienced improved revenue performance during the latter part of 2003 coinciding with signs of economic recovery. Specifically, the organic revenue decline for the Company was 3.1% in the third quarter of 2003 and was 1.1% in the fourth quarter of 2003.

*	Restructuring

In 2003, the Company began to implement a major restructuring program in response to declines in revenue. In 2003, restructuring charges of $175.6 were recorded related to severance for approximately 2,900 terminated employees and for costs associated with vacating 55 offices worldwide. In addition, a charge of $16.5 was recorded in office and general expenses related to the amortization of leasehold improvements on properties included in the 2003 restructuring program. Approximately $85 in additional charges is expected to be incurred in the first half of 2004.

The Company anticipates that this program will continue through the first half of 2004 and, including amounts classified in office and general expenses, will approximate $275. The amount of salary and occupancy costs eliminated as a result of the restructuring charges recorded in 2003 is estimated to be approximately $175, a portion of which has begun to be realized during 2003.

*	Divestitures

The Company sold certain non-strategic assets, including the following:

◊

In July 2003, the Company completed the sale of its NFO WorldGroup ("NFO") research unit for $415.6 and approximately 11.7 million shares of Taylor Nelson Sofres PLC ("TNS"). Net of expenses and cash sold the proceeds were approximately $377. A pre-tax gain of approximately $99 was recorded.

In December 2003, the Company sold the TNS shares for approximately $42. A gain of approximately $13 was recorded.

◊ In December 2003, the Company sold approximately 11 million of the shares it owned in Modem Media, Inc. for net proceeds of approximately $57. A pre-tax gain of approximately $30 was recorded.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)
◊

In January 2004, the Company sold the four motorsports circuits owned by its Motorsports division for approximately $26 in cash. The Company recorded a long-lived asset impairment charge of $38.0 in 2003 to appropriately reflect the assets held for sale at fair market value at December 31, 2003.

*	Financing Activities

During 2003, the Company accomplished the following:

◊

In March 2003, the Company completed the issuance and sale of $800 aggregate principal amount of 4.5% Convertible Senior Notes due 2023. In April 2003, the Company used approximately $581 of the net proceeds of this offering to repurchase the Zero-Coupon Convertible Senior Notes due 2021 (the "Zero Coupon Notes") tendered in its concurrent tender offer and is using the remaining proceeds for the repayment of other indebtedness, general corporate purposes and working capital.

◊

In the third quarter of 2003, the Company repaid $142.5 of principal amount of outstanding borrowings under its various note purchase agreements with the Prudential Insurance Company of America (the "Prudential Agreements") bearing interest rates ranging from 8% to 10%, the highest cost debt in the Company's portfolio. A prepayment penalty of $24.8 was incurred in connection with this retirement.

◊ During the third quarter of 2003, the company filed a universal shelf registration in the amount of $1,800, $721.4 of which was used in connection with the concurrent offerings discussed below.

◊

On December 16, 2003, the Company issued 25.8 million common shares at a price of $13.50 under its existing shelf registration statement. This offering was closed concurrently with an offering of approximately 7.5 million shares of its Preferred Stock. As a result of the transaction, the Company raised approximately $693. Approximately $246 of the net proceeds from this offering were used to redeem the Company's 1.80% Convertible Subordinated Notes due 2004 in January 2004. The remaining proceeds will be used for general corporate purposes.

◊

Reduced debt levels from approximately $2,600 at December 31, 2002 to approximately $2,500 at December 31, 2003 and increased cash from approximately $900 at December 31, 2002 to approximately $2,000 at December 31, 2003.

*	Goodwill Impairment

During 2003, the Company recorded a goodwill impairment charge of $221.0 related to its Octagon WorldWide ("OWW") unit. The impairment charge was caused by OWW's lower than expected performance in 2003 and revised future projections indicating that the factors behind the 2003 performance were likely to persist.

*	Management Changes

In the first quarter of 2003, the Company made significant changes in the top management of the Company and its largest agency, McCann-Erickson WorldGroup ("McCann"). The Company's former chairman and CEO, John J. Dooner, Jr. has resumed an active operating role as Chairman and CEO of McCann, replacing James R. Heekin, who has left the Company. David A. Bell, Vice Chairman and former CEO of True North Communications, Inc., assumed the role of Chairman and CEO of the Company.

In June 2003, the Company hired Christopher J. Coughlin, as its Chief Operating Officer. Mr. Coughlin assumed the additional responsibilities and title of Chief Financial Officer upon the departure of Executive Vice President and Chief Financial Officer, Sean F. Orr, in August of 2003.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)
*	Litigation and SEC Investigation

As discussed in Note 16 to the Consolidated Financial Statements, the Company is involved in legal matters which include certain class action suits brought against the Company as a result of filing restated financial statements in 2002. Subject to federal court approval, a tentative agreement was reached with the parties to the consolidated class action suits in the federal district of New York under which the Company agreed to pay $115, of which $20 will be paid in cash and $95 in common stock. The Company recorded a charge in the third quarter of 2003 primarily representing the current estimate of amounts payable in regard to the settlement.

The Company is also under a formal investigation with the SEC related to the above restatements of its earnings. The Company is cooperating fully with the investigation.

OUTLOOK

The Company's results of operations are dependent upon: a) maintaining and growing its revenue, b) the ability to retain and gain new clients, c) the continuous alignment of its costs to its revenue and d) retaining and attracting key personnel. Revenue is also highly dependent on overall economic and political conditions. For a discussion of these and other factors that could affect the Company's results of operations and financial conditions, see "Statement Regarding Forward-Looking Disclosure" and "Business - Risk Factors".

As discussed above, 2003 was a difficult year for the Company, reflecting continued softness in worldwide demand for advertising and marketing communications services. The decline in organic revenue versus the prior year was a decline of 3.6% for the full year. However, the Company noted a positive trend in its revenues during the latter part of 2003, particularly internationally. There was sequential improvement throughout the year as the organic revenue decline was 3.1% in the third quarter and 1.1% in the fourth quarter of 2003, in each case versus the prior year. While management expects continued progress overall in the Company's organic revenue trends, it does not expect that the progression will be linear, in particular given the cyclical nature of the Company's business.

Industry forecasters expect that there will continue to be signs of improving economic activity, on a worldwide basis, in 2004. Specifically, worldwide advertising and marketing services spending is expected to rise by 3-4%. Such a forecast confirms that, while there is no certainty as to what will ultimately occur, economic conditions in 2004 should continue to be better than 2003 for the industry as a whole.

The Company's performance in the recent past has lagged, somewhat, that of the industry and may continue to do so. Management has responded to its recent performance issues, however, by implementing a turnaround program. The program was begun in mid 2003 and is targeted to be complete by mid 2006. The first stage of the program has focused on implementing the restructuring initiatives discussed below and improving the Company's capital structure. Going forward the turnaround program will focus on achieving certain defined performance objectives based on the Company's perceived peer competitor performance levels. The objectives include those relating to:

*	achieving organic revenue growth comparable to the Company's peer competitors, by building on the collaboration and supplemental incentive plan and changing the Company's culture;

*	improving the Company's operating margin, by reducing staff costs and office and general costs, including further property consolidation; and

*	continuing to manage the Company's debt to capital ratio, building on actions taken to date, and improving its debt-to-profitability and its interest coverage ratio.

RESULTS OF OPERATIONS

The Company reports its financial results in accordance with generally accepted accounting principles ("GAAP"). When comparing performance between years, however, the Company also discusses non-GAAP financial measures such as the impact that foreign currency rate changes, acquisitions/dispositions and organic growth have on reported results.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The Company derives organic revenue by adjusting reported revenue in respect of any given period by:
*	excluding the impact of foreign currency effects over the course of the period to provide revenues on a constant currency basis; and

*	excluding the impact on reported revenue resulting from acquisitions and dispositions that were consummated after the first day of the year prior to the given period.

Additionally, organic revenue calculations for the year ended, and each quarter of, 2003 have been adjusted to make 2003 organic revenue principally arising from public relations and sporting event arrangements more directly comparable to organic revenue arising from public relations and sporting event arrangements in periods preceding January 1, 2003, and for the impact of the deconsolidation of certain international entities. If these adjustments had been made to revenue for prior periods, there would have been neither a material effect on results in prior periods nor any effect whatsoever on operating or net income. These adjustments principally relate to "grossing up" revenues and expenses by the same amount in connection with the reimbursement of certain out of pocket expenses relating to public relations and sporting event arrangements.

Management believes that discussing organic revenue, giving effect to the above factors, provides a better understanding of the Company's revenue performance and trends than reported revenue because it allows for more meaningful comparisons of current-period revenue to that of prior periods. Management also believes that organic revenue determined on a generally comparable basis is a common measure of performance in the businesses in which it operates.

When the Company discusses amounts on a constant currency basis, the prior period results are adjusted to remove the impact of changes in foreign currency exchange rates during the current period that is being compared to the prior period. The impact of changes in foreign currency exchange rates on prior period results is removed by converting the prior period results into US dollars at the average exchange rate for the current period. Management believes that discussing results on a constant currency basis allows for a more meaningful comparison of current-period results to such prior-period results.

The Company has also highlighted the impact of the loss of the Chrysler account in the fourth quarter of 2000 (revenue and operating expenses related to which continued through 2001). Chrysler was a major client of True North Communications, Inc. ("True North"), which the Company acquired in a transaction accounted for as a pooling of interests in June 2001. As a result of the acquisition of True North, the Company lost accounts of Pepsi-owned brands due to client conflicts within the combined company. Management believes that adjusting for the impact of these significant client losses is relevant when comparing organic revenue performance between 2002 and 2001.

As discussed in Note 15 to the Consolidated Financial Statements, the Company is comprised of two reportable segments: the Interpublic Sports and Entertainment Group ("SEG") and Interpublic excluding SEG. SEG was formed during the second quarter of 2002 through a carve-out from the Company's other operating groups and is primarily comprised of the operations of OWW, for the Company's sports marketing business, Motorsports, for the Company's motorsports business, and Jack Morton Worldwide, for specialized marketing services including corporate events, meeting and training/learning.

SEG revenue is not material to the Company as a whole. However, due to the recording of long-lived asset impairment charges, operating difficulties and resulting higher costs principally from its Motorsports business, SEG has incurred significant operating losses. Based on certain substantial contractual obligations and revised projections for OWW, the Company does not expect that margins of SEG will converge with those of the rest of the Company and, accordingly, reports SEG as a separate reportable segment. Other than the impairment charges which are discussed below and the commitments discussed in "Other Matters", the operating results of SEG are not material to those of the Company, and therefore are not discussed in detail below.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Discontinued Operations

As discussed below and in Note 3 to the Consolidated Financial Statements, on July 10, 2003, the Company completed the sale of its NFO research unit to TNS. The results of NFO are classified as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, the results of operations and cash flows of NFO have been removed from the Company's results of continuing operations and cash flow for all periods presented in this document.

Continuing Operations

The following table shows the Company's net income (loss) and earnings per share for the years ended December 31, 2003, 2002, and 2001.
	2003	2002	2001
Continuing Operations	$(552.9)	$68.0	$(550.1)
Discontinued Operations	101.2	31.5	15.6
Net Income (Loss)	$(451.7)	$99.5	$(534.5)

Diluted EPS from Continuing Operations	$ (1.43)	$0.18	$ (1.49)
Diluted EPS from Discontinued Operations	0.26	0.08	0.04
Total Diluted EPS	$ (1.17)	$0.26	$ (1.45)

The following summarizes certain financial information by the two reportable segments for purposes of management's discussion and analysis:
	2003			2002			2001
	IPG (excl. SEG)	SEG	Total IPG	IPG (excl. SEG)	SEG	Total IPG	IPG (excl. SEG)	SEG	Total IPG
Revenue	$5,435.3	$ 428.1	$5,863.4	$5,357.9	$ 379.6	$5,737.5	$5,918.1	$ 434.6	$6,352.7
Salaries and related	3,259.4	192.4	3,451.8	3,166.6	183.4	3,350.0	3,420.8	200.1	3,620.9
Office and general	1,629.9	255.7	1,885.6	1,645.8	234.6	1,880.4	1,717.9	178.2	1,896.1
Amortization of intangibles	9.8	1.5	11.3	6.2	2.7	8.9	152.5	12.1	164.6
Restructuring and other merger-related	172.8	2.8	175.6	6.4	5.7	12.1	617.7	16.8	634.5
Long-lived asset impairment and other charges	1.7	285.2	286.9	--	127.1	127.1	297.5	5.6	303.1
Operating income (loss)	$ 361.7	$ (309.5)	$ 52.2	$ 532.9	$ (173.9)	$ 359.0	$ (288.3)	$ 21.8	$ (266.5)

Some of the key factors driving the financial results in 2003:

Operating Income (Loss)
*	Higher foreign exchange rates for 2003, primarily the Euro and Pound, versus the US Dollar that resulted in higher US Dollar revenue and expense in comparison to 2002;

*

Organic revenue declines as a result of the continued softness in demand for the Company's advertising and marketing communications services by current clients, particularly in public relations and in other project-based businesses in international markets;

*

Restructuring charges of $175.6 were recorded in 2003. In connection with the Company's restructuring program, a charge of $16.5 was also recorded in office and general expenses related to the amortization of leasehold improvements;

*	A long-lived asset impairment charge of $221.0 was recorded related to the goodwill of OWW, the Company's sports marketing business; and

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

*	A long-lived asset impairment charge of $38.0 was recorded related to the Company's motorsports operations.

Other Income (Expense)
*	Investment impairment charges of $84.9 were recorded primarily related to unconsolidated, principally international, affiliates;

*	Litigation charges of $127.6, anticipated to be funded principally with Company stock, was recorded relating primarily to the shareholder suits;

*	A debt prepayment penalty of $24.8 was recorded as a result of retiring all of the Company's outstanding borrowings under the Prudential Agreements; and

*	A pre-tax gain on the sale of approximately 11 million shares of Modem Media, Inc. of approximately $30.

Income taxes
*	A total charge of $84.4 was recorded to increase the Company's valuation allowance for deferred income tax assets primarily relating to foreign net operating and US capital loss carryforwards.

Discontinued operations
*	A pre-tax gain on the sale of NFO of $99.1 ($89.1 after tax) was recorded to reflect the closing of the sale in the third quarter.

REVENUE
The Company is a worldwide global marketing services company, providing clients with communications expertise in three broad areas: a) advertising and media management, b) marketing communications, which includes direct marketing and customer relationship management, public relations, sales promotion, event marketing, on-line marketing, corporate and brand identity and healthcare marketing and c) specialized marketing services, which includes sports and entertainment marketing and corporate meetings and events.

The following analysis provides further detail on revenue:
2003 vs. 2002					Increase/(Decrease)
		% of		% of	Reported		Excluding Currency Effect
	2003	Total	2002	Total	Dollars	%	Dollars	%
Domestic Revenue	$3,284.2	56%	$3,313.6	58%	$(29.4)	(0.9)%	$ (29.4)	(0.9)%

International Revenue	2,579.2	44%	2,423.9	42%	155.3	6.4%	(114.0)	(4.2)%

Worldwide Revenue	$5,863.4	100%	$5,737.5	100%	$125.9	2.2%	$(143.4)	(2.4)%

The components of the total revenue change in 2003 were:
	$ Change	Increase/(Decrease)
Foreign currency changes	$269.3	4.6%
Net acquisitions/divestitures	(13.9)	(0.2)%
Reclassifications	80.7	1.4%
Organic revenue	(210.2)	(3.6)%
Total revenue increase	$125.9	2.2%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The decrease in organic revenue of 3.6% for the year was due to continued softness in the demand for advertising and marketing services by current clients, particularly in international markets and in the Company's public relations services and other project related business. Organic revenue for SEG declined 1.8% for the year in comparison to the prior year. Coincident with the signs of an economic recovery, the Company's revenue trend improved sequentially toward the latter part of 2003. Organic revenue was a decline of 3.1% in the third quarter and 1.1% in the fourth quarter of 2003 in comparison to 2002. During the first part of the year, revenue was impacted by the uncertainty in the geopolitical environment resulting from the uncertainty associated with the war in Iraq, and, to a lesser extent, from the outbreak of the SARS virus. During the latter part of the year, the Company has seen improving revenue trends, particularly internationally, coincident with the signs of an economic recovery.

2002 vs. 2001					Increase/(Decrease)
		% of		% of	Reported		Excluding Currency Effect
	2002	Total	2001	Total	Dollars	%	Dollars	%
Domestic Revenue	$3,313.6	58%	$3,708.0	58%	$(394.4)	(10.6)%	$(394.4)	(10.6)%

International Revenue	2,423.9	42%	2,644.7	42%	(220.8)	(8.3)%	(232.2)	(8.7)%

Worldwide Revenue	$5,737.5	100%	$6,352.7	100%	$(615.2)	(9.7)%	$(626.6)	(9.8)%

The components of the total revenue change in 2002 were:
	$ Change	Increase/(Decrease)
Foreign currency changes	$ 11.4	0.1%
Net acquisitions/divestitures	(53.6)	(0.5)%
Loss of the Chrysler and Pepsi accounts	(52.8)	(0.8)%
Organic revenue	(520.2)	(8.5)%
Total revenue decrease	$(615.2)	(9.7)%

The decrease in organic revenue was primarily the result of the overall softness in the demand for advertising and marketing services by current clients due to the weak economy, both domestically and internationally.

OPERATING EXPENSES

Salaries and Related Expenses
In 2003, the Company's expenses related to employee compensation and various employee incentive and benefit programs amounted to approximately 59% of revenue. The employee incentive programs are based primarily upon operating results. Salaries and related expenses in all periods were also impacted by salary progression.

2003 vs. 2002

Salaries and related expenses were $3,451.8 for 2003 and $3,350.0 in 2002, an increase of $101.8 or 3.0%. The increase reflects the effect of higher foreign exchange rates, primarily the Euro and Pound, versus the US Dollar. Offsetting this increase is a decrease in salaries as a result of lower headcount. Total headcount dropped by 7.5% to 43,400 at December 31, 2003 from 46,900 at December 31, 2002. The reduction accelerated towards the end of the year as the Company implemented its new restructuring program.

The components of the total change in 2003 were:

	$ Change	Increase/(Decrease)
Foreign currency changes	$154.9	4.5%
Net acquisitions/divestitures	(2.3)	--%
Reclassifications	(9.7)	(0.3)%
Reductions in salaries and related expense from existing operations	(41.1)	(1.2)%
Total change	$101.8	3.0%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

2002 vs. 2001

Salaries and related expenses were $3,350.0 for 2002 and $3,620.9 in 2001, a decrease of $270.9 or 7.5%. The decrease is a result of lower headcount, which was reduced by 6.9% to 46,900 at December 31, 2002 from 50,400 at December 31, 2001. This was partially offset by a benefit of $50.0 recorded in 2001 resulting from a reduction in severance reserves related to significant headcount reductions.

The components of the total change were:

	$ Change	Increase/(Decrease)
Foreign currency changes	$ 11.6	0.3%
Net acquisitions/divestitures	(44.7)	(1.0)%
Loss of the Chrysler and Pepsi accounts	(20.1)	(0.6)%
Reductions in salaries and related expenses from existing operations	(217.7)	(6.2)%
Total change	$(270.9)	(7.5)%

Office and General Expenses

2003 vs. 2002

Office and general expenses were $1,885.6 in 2003 and $1,880.4 in 2002, an increase of $5.2 or 0.3%. The increase reflects the effect of higher foreign exchange rates, primarily the Euro and Pound, versus the US Dollar, and the reclassification related to grossing-up expenses as previously discussed.

The reduction in office and general expenses from existing operations was due to a decrease in occupancy and overhead costs as a result of the 2003 restructuring program and a decrease in bad debt expense from improved collection activity, primarily toward the latter part of the year. Offsetting these reductions are higher professional fees resulting from the securities litigation and SEC investigation, higher audit costs and costs associated with preparation for compliance with the Sarbanes-Oxley Act.

The components of the total change in 2003 were:

	$ Change	Increase/(Decrease)
Foreign currency changes	$102.9	5.2%
Net acquisitions/divestitures	(15.2)	(0.7)%
Reclassifications	90.9	5.1%
Reduction in office and general expenses from existing operations	(173.4)	(9.3)%
Total change	$ 5.2	0.3%

2002 vs. 2001

Office and general expenses were $1,880.4 in 2002 and $1,896.1 in 2001, a decrease of $15.7 or 0.8%. The net decrease in operating expenses of $15.7 was due to various factors including the cost reduction initiatives from the 2001 restructuring plan that accounted for year-on-year reductions in occupancy costs of approximately $32. These reductions represent savings in 2002, the year in which substantially all of the savings from the 2001 restructuring program began to be realized. Travel and entertainment costs and office related and supplies costs also decreased. These decreases were offset by an increase in professional fees resulting from the restatements and the related securities litigation and the SEC investigation previously described, an increase in bad debt expense and higher costs related to the Company's motorsports business within SEG.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The components of the total change in 2002 were:

	$ Change	Increase/(Decrease)
Foreign currency changes	$ (3.6)	(0.2)%
Net acquisitions/divestitures	(3.5)	(0.1)%
Loss of the Chrysler and Pepsi accounts	(14.2)	(0.8)%
Increases in office and general expenses from existing operations	5.6	0.3%
Total change	$(15.7)	(0.8)%

Amortization of Intangible Assets
Amortization of intangible assets was $11.3 in 2003, $8.9 in 2002 and $164.6 in 2001. The decrease from 2001 is primarily a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

Restructuring and Other Merger-related Costs
During 2003, the Company recorded restructuring charges of $175.6 in connection with the 2003 and 2001 restructuring programs as discussed below. The Company expects that the restructuring charges recorded to date will result in cash payments of $39.3 to be paid in 2004, $15.5 in 2005 and $6.1 in 2006 and thereafter. Approximately $85 in additional restructuring charges is expected to be incurred in the first half of 2004. The total amount of pre-tax charges the Company expects to incur, through the first half of 2004, including amounts classified in office and general expenses, will approximate $275.

The amount of salary and occupancy costs eliminated as a result of the restructuring charges recorded in 2003 is estimated to be approximately $175, a portion of which has begun to be realized during 2003 (as discussed in "Operating Expenses" above).

2003 Program
During the second quarter of 2003, the Company announced that it would undertake restructuring initiatives in response to softness in demand for advertising and marketing services. The restructuring initiatives include severance and lease terminations.

During 2003, the Company recorded pre-tax restructuring charges of $175.6, of which $163.2 related to the 2003 program. The pre-tax restructuring charge for the 2003 program was composed of severance costs of $126.2 and lease terminations costs of $37.0. Included in the $37.0 of lease termination costs was $4.8 related to the write-off of leasehold improvements on vacated properties. The charges related to leases terminated as part of the 2003 program are recorded at net present value and are net of estimated sublease income amounts. The discount relating to lease terminations will be amortized over future periods. In addition, a charge of $16.5 has been incurred in 2003 related to acceleration of amortization of leasehold improvements on premises included in the 2003 program. The charge related to such amortization is included in office and general expenses in the accompanying Consolidated Statement of Operations.

A summary of the liability for restructuring charges related to the 2003 restructuring plan is as follows:
	2003 Charges	Non-cash Charges	2003 Cash Payments	Foreign Currency Adjustment	Liability at December 31, 2003
TOTAL BY TYPE
Severance and termination costs	$126.2	$1.4	$88.3	$1.2	$37.7
Lease terminations and other exit costs	37.0	4.8	8.5	0.4	24.1
Total	$163.2	$6.2	$96.8	$1.6	$61.8

The severance and termination costs recorded to date relate to a reduction in workforce of approximately 2,900 employees worldwide. The employee groups affected include all levels and functions across the Company: executive, regional and account management and administrative, creative and media production personnel. Approximately 30% of the charge relates to severance in the US, 15% to severance in the UK, 10% to severance in France with the remainder largely relating to the rest of Europe, Asia and Latin America.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Lease termination costs, net of estimated sublease income, relate to the offices that have been or will be vacated as part of the restructuring. Fifty-five locations have already been vacated and an additional 25 are to be vacated, with substantially all actions to be completed by June 30, 2004; however, given the remaining lease terms involved, the cash portion of the charge will be paid out over a period of several years. The majority of the offices to be vacated are located in the US, with approximately one third in overseas markets, principally in Europe.

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

During 2003, the Company recorded restructuring charges of $175.6, of which $12.4 related to additional losses on properties vacated as part of the 2001 program.

A summary of the remaining liability for restructuring and other merger related costs related to the 2001 restructuring plan is as follows:
	Liability at December 31, 2002	2003 Charge	2003 Cash Payments	Liability at December 31, 2003
TOTAL BY TYPE
Severance and termination costs	$ 15.9	$ --	$10.9	$ 5.0
Lease terminations and other exit costs	94.6	12.4	33.1	73.9
Total	$110.5	$12.4	$44.0	$78.9

The Company terminated approximately 7,000 employees in connection with the 2001 restructuring program. The Company downsized or vacated approximately 180 locations. Given the remaining lease terms involved, the remaining liabilities will be paid out over a period of several years. Lease termination and related costs included write-offs related to the abandonment of leasehold improvements as part of the office vacancies.

Other exit costs related principally to the impairment loss on sale or closing of certain business units in the US and Europe. In the aggregate, the businesses sold or closed represented an immaterial portion of the revenue and operating profit of the Company. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. The sales and closures had been completed by September 30, 2002.

Long-Lived Asset Impairment and Other Charges
The following table summarizes the long-lived asset impairment and other charges for 2003, 2002, and 2001:

	2003	2002	2001
Goodwill impairment	$221.0	$ 82.1	$303.1
Fixed asset impairment	49.7	24.7	--
Current capital expenditure impairment	16.2	8.3	--
Record fair value of put option	--	12.0	--
Total	$286.9	$127.1	$303.1

2003 Impairments
During 2003, the Company recorded total charges of $286.9 related to the impairment of long-lived assets. This amount includes $221.0 related to goodwill at OWW and $63.8 related to the Company's Motorsports businesses.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

OWW
During the third quarter of 2003, the Company performed its annual impairment review for goodwill and other intangible assets and recorded a non-cash charge of $221.0. The charge was required to reduce the carrying value of goodwill at the Company's OWW reporting unit. OWW is separate from Motorsports and offers a variety of sports marketing services including athlete representation, TV rights distribution and other marketing and consulting services.

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

Motorsports
The Company's Motorsports unit owned and leased certain racing circuit facilities that were used for automobile, motorcycle and go-cart racing, primarily in the UK. On January 12, 2004, the Company completed the sale of a business comprising the four motorsports circuits (including Brands Hatch, Oulton Park, Cadwell Park and Snetterton) (the "four owned circuits"), owned by its Brands Hatch subsidiaries, to MotorSport Vision Limited. The consideration for the sale was approximately 15 million Pounds, (approximately $26) before expenses. An additional contingent amount of up to 2 million Pounds, (approximately $4) may be paid to the Company depending upon the future financial results of the operations being sold. The Company and its Brands Hatch subsidiaries retain their interests and contractual commitments relating to the Silverstone circuit. The Company recognized an impairment loss related to the four owned circuits of $38.0 in the fourth quarter of 2003 and has classified the relevant assets and liabilities as held for sale in the Consolidated Balance Sheet of the Company as of December 31, 2003. See Note 16 to the Company's Consolidated Financial Statements for a discussion of the Company's remaining contingent obligations related to motorsports.

In addition to the Brands Hatch impairment charge, $25.8 in charges was incurred related to the impairment of other assets, including $16.2 of current capital expenditure outlays that the Company is contractually required to spend to upgrade and maintain certain of its remaining Motorsports racing facilities, as well as an impairment of assets at other Motorsports entities. At December 31, 2003, there were additional capital expenditures commitments of approximately $25, which are expected to be impaired as incurred based on the cash flow analysis for the relevant asset groupings.

2002 Impairments
Beginning in the second quarter of 2002 and continuing in subsequent quarters, certain of the Motorsports businesses experienced significant operational difficulties, including significantly lower than anticipated attendance at the marquee British Grand Prix race in July 2002. These events and a change in management at Motorsports in the third quarter of 2002 led the Company to begin assessing its long-term strategy for Motorsports.

In accordance with the provisions of SFAS 142, the Company prepared a discounted cash flow analysis which indicated that the book value of Motorsports significantly exceeded its estimated fair value and that a goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company's long-lived assets in accordance with SFAS 144. The Company concluded that the book value of certain asset groupings at Motorsports was significantly higher than their expected future cash flows and that an impairment had occurred. Accordingly, the Company recognized a non-cash impairment loss and related charge of $127.1 in 2002. The charges included $82.1 of goodwill impairment, $33.0 of fixed assets and capital expenditure write-offs, and $12.0 to record the fair value of an associated put option.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

2001 Impairments
Following the completion of the True North acquisition in 2001 and the realignment of certain of the Company's businesses, the Company evaluated the realizability of various assets. In connection with this review undiscounted cash flow projections were prepared for certain investments, and the Company determined that the goodwill attributable to certain business units was stated at an amount in excess of the future estimated cash flows. As a result, an impairment charge of $303.1 was recorded in 2001. Of the total write-off, $221.4 was recorded in the second quarter, with the remainder recorded in the third quarter. The largest components of the goodwill impairment and other charges were Capita Technologies, Inc. (approximately $145) and Zentropy Partners (approximately $16), both internet services businesses. The remaining amount primarily related to several other businesses, including internet services, healthcare consulting and certain advertising offices in Europe and Asia Pacific.

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense increased by $27.2 to $172.8 in 2003 primarily as a result of the issuance of $800 4.5% Notes on March 13, 2003. These proceeds were invested until early April, at which time the proceeds were used for the settlement of the tender offer for the Zero-Coupon Notes.

Interest expense decreased by $19.0 to $145.6 in 2002 due to lower debt levels, lower interest rates paid on short-term borrowings and the issuance and sale of the Zero-Coupon Notes in December 2001. The Company used the net proceeds of $563.2 from the Zero-Coupon Notes to repay indebtedness under the Company's credit facilities.

Debt Prepayment Penalty
During the third quarter of 2003, the Company repaid all of its outstanding borrowings under the Prudential Agreements. This transaction required repaying $142.5 principal amount of its outstanding debt. In connection with this transaction, a prepayment penalty of $24.8 was recorded.

Interest Income
Interest income was $38.9 in 2003, $29.8 in 2002 and $41.8 in 2001. The increase in 2003 is primarily due to higher cash balances resulting from the issuance of the 4.5% Notes in March, the proceeds from the sale of NFO in July and the proceeds from the equity offerings in December 2003. The decrease in 2002 is primarily due to lower interest rates.

Other Income
The following table sets forth the components of other income:
	2003	2002	2001
Gains (losses) on sales of businesses	$ 0.2	$(0.2)	$12.3
Gain on sale of TNS shares	13.3	--	--
Gain on sale of Modem Media shares	30.4	--	--
Gains (losses) on sales of other available-for-sale securities	4.1	5.3	(2.5)
Miscellaneous investment income	2.0	2.8	3.9
	$50.0	$ 7.9	$13.7

See Investing Activities in "Liquidity and Capital Resources" below for a discussion of proceeds from sales of businesses.

Investment Impairments
During 2003, the Company recorded $84.9 in investment impairment charges related to 21 investments. The charge related principally to investments in the Middle East, Latin America, and Japan with additional amounts in Canada, Europe, and the United States. The majority of the charge related to impairments arising from deteriorating economic conditions in the countries in which the entity operates.

During 2002, the Company recorded $39.7 of investment impairment primarily related to certain investments of OWW, the Company's sports marketing business.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

During 2001, the Company recorded total investment impairment charges of $210.8. The charge included $160.1 related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The remaining charge included write-offs for investments in non-internet companies, certain venture funds and other investments. In addition, the Company recorded a charge of $2.5 to record the fair value of a put option. The impairment charges adjusted the carrying value of investments to the estimated market value where an other than temporary impairment had occurred.

Litigation Charges
During 2003, the Company recorded litigation charges of $127.6 for various legal matters, of which $115 relates to a tentative settlement of the shareholder suits discussed in Note 16. The settlement is subject to the execution of a definitive settlement agreement and to approval from the federal district court judge. Under the terms of the proposed settlement, the Company will pay $115, of which $20 will be paid in cash and $95 will be paid in shares of the Company's common stock at an estimated value of $14.50 per share (which translates into 6,551,725 shares). In the event that the price of the Company's common stock falls below $8.70 per share before final approval of the settlement, the Company will either, at its sole discretion, issue additional shares of common stock or pay cash so that the consideration for the stock portion of the settlement will have a total value of $57. The ultimate amount of the litigation charge related to the settlement will depend upon the Company's stock price at the time a settlement is concluded. The Company believes that, if the settlement is concluded as expected, the amounts accrued would be adequate to cover all pending shareholder suits.

OTHER ITEMS
Effective Income Tax Rate
The Company's effective income tax rate was an expense of 94.4% in 2003, an expense of 55.8% in 2002 and a benefit of 11.3% in 2001. The Company's effective income tax rate for 2003, 2002 and 2001 was negatively impacted by the restructuring charges, non-deductible long-lived asset impairment charges and non-deductible investment impairment charges relating to unconsolidated affiliates. In addition, the tax rate in 2003 was negatively impacted by the establishment of valuation allowances on certain deferred tax assets as well as losses incurred in non-US jurisdictions with tax benefits at rates lower than the US statutory rates. The difference between the effective tax rate and the statutory federal rate of 35% is also due to state and local taxes and the effect of non-US operations. All of these factors contributed to the Company's recording of a tax provision of $254.0 on a pre-tax loss of $269.0 for 2003.

The increased tax rate in 2002 reflects a higher proportion of earnings derived from the US where it is taxed at higher rates, as well as losses incurred in non-US jurisdictions with tax benefits at rates lower than the US statutory rates.

The difference between the 2002 and 2001 effective tax rates is primarily attributable to the elimination of certain non-deductible accounting charges resulting from our adoption of SFAS 142 (see Note 1). The 2001 effective income tax rate reflects the impact of goodwill amortization.

Valuation Allowance
As required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), the Company is required to evaluate on a quarterly basis the realizability of its deferred tax assets. SFAS 109 requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence, establishment of a valuation allowance must be considered. The Company believes that cumulative losses in the most recent three-year period represent sufficient negative evidence under the provisions of SFAS 109 and, as a result, the Company determined that certain of its deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance was established relate primarily to foreign net operating and US capital loss carryforwards. During 2003, a valuation allowance of $53.9 was established in continuing operations on existing deferred tax assets. In addition, $26.8 of valuation allowances were established in continuing operations for current year losses incurred in jurisdictions where a benefit is not currently expected, and $3.7 of valuation allowances were established in continuing operations for certain US capital and other loss carryforwards. The total valuation allowance as of December 31, 2003 was $171.0.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The realization of the remaining deferred tax assets is primarily dependent on forecasted future taxable income. Any reduction in estimated forecasted future taxable income, including but not limited to any future restructuring activities may require that we record additional valuation allowances against our deferred tax assets on which a valuation allowance has not previously been established. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that such assets will be realized. An ongoing pattern of profitability will generally be considered as sufficient positive evidence. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The establishment or reversal of valuation allowances could have a significant negative or positive impact on future earnings.

Minority Interest
Income applicable to minority interests was virtually unchanged at $30.9 in 2003, $30.5 in 2002 and $29.4 in 2001.

Unconsolidated Affiliates
Equity in net income (loss) of unconsolidated affiliates was income of $1.0 in 2003, income of $5.0 in 2002 and a loss of $0.4 in 2001. The decrease in 2003 was primarily due to reduced earnings in unconsolidated affiliates in Europe and Brazil. The increase in 2002 was primarily due to increased earnings of unconsolidated affiliates in the US, partially offset by the sale of unconsolidated affiliates in Europe and the US.

DERIVATIVES AND HEDGING ACTIVITIES
The Company enters into interest rate swaps, hedges of net investments in foreign operations and forward contracts.

Interest Rate Swaps
As of December 31, 2003, the Company had no outstanding interest rate swap agreements.

During 2002, the Company had outstanding interest rate swap agreements covering $400.0 of the $500.0, 7.875% notes due October 2005. The swaps had the same term as the debt and effectively converted the fixed rate on the debt to a variable rate based on 6 month LIBOR. The swaps were accounted for as hedges of the fair value of the related debt and were recorded as an asset or liability as appropriate.

As of December 31, 2002, the Company had terminated all of the interest rate swap agreements covering the $500.0, 7.875% notes due October 2005. In connection with the termination of the interest rate swap agreements transaction, the Company received $45.7 in cash which will be recorded as an offset to interest expense over the remaining life of the related debt.

Hedges of Net Investments
As of December 31, 2003, the Company had no loans designated as hedges of net investments.

The Company has significant foreign operations and conducts business in various foreign currencies. In order to hedge the value of its investments in Japan, the Company had designated the Yen borrowings under its $375.0 Revolving Credit Facility (in the amount of $36.5) as a hedge of its net investment. The amount deferred in 2002 was not material.

On August 15, 2003, the Company repaid $36.5 Yen borrowing under its $375.0 Revolving Credit Facility that had been designated as a hedge of a net investment.

Forward Contracts
The Company has entered into foreign currency transactions in which foreign currencies (principally the Euro, Pounds and the Yen) are bought or sold forward. The contracts were entered into to meet currency requirements arising from specific transactions. The changes in value of these forward contracts were reflected in the Company's Consolidated Statement of Operations. As of December 31, 2002 the Company had contracts covering approximately $37 of notional amount of currency and the fair value of the forward contracts was a gain of $5.1. As of December 31, 2003, the Company had contracts covering $2.4 of notional amount of currency and the fair value of the forward contracts was negligible.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Other
The Company has two embedded derivative instruments under the terms of the offering of Zero-Coupon Notes as discussed in Note 8. At December 31, 2002, the fair value of the two derivatives was negligible. As of April 2003, substantially all of the Zero-Coupon Notes were redeemed. In connection with the issuance and sale of the 4.5% Convertible Senior Notes in March 2003, two embedded derivatives were created. The fair value of the two derivatives on December 31, 2003 was negligible.

As discussed in "Payments for Prior Acquisitions" below, the Company has entered into various put and call options related to acquisitions. The exercise price of such options is generally based upon the achievement of projected operating performance targets and approximate fair value.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, cash and cash equivalents were $2,005.7, an increase of $1,072.7 from December 31, 2002. Total debt at December 31, 2003 was $2,474.3, a decrease of $163.7 from December 31, 2002. The Company collects funds from clients on behalf of media outlets resulting in cash receipts and disbursements at levels substantially exceeding its revenue. Therefore, the working capital amounts reported on its balance sheet and cash flows from operating activities reflect the "pass-through" of these items.

The Company's cash and debt positions were positively impacted by its 2003 debt and equity offerings, as discussed below, the sale of NFO, and cash flow from operations.

During the third quarter of 2003, the Company filed a universal shelf registration in the amount of $1,800, $721.4 of which was used in concurrent common stock and mandatorily convertible preferred stock offerings in 2003.

Operating Activities
Net cash provided by operating activities was $502.0, $855.9 and $128.1 in 2003, 2002 and 2001, respectively. The decrease in cash provided by operating activities in 2003 was primarily attributable to the lower earnings level in 2003 resulting from continued softness in client demand for advertising and marketing services and the Company's restructuring program. The Company expects to continue to generate cash from operations in 2004. Offsetting the additional cash expected to be provided in 2004 are cash uses related to the Company's restructuring program, funding of pension liabilities and amounts required to exit the Company's remaining motorsports commitments.

The increase in cash provided in 2002 was the result of improved working capital management, particularly with regard to receivables, and the timing of international media payments at year end, and includes reduced payments of incentives in 2002.

Investing Activities
Historically the Company has pursued acquisitions to complement and enhance its service offerings. In addition, the Company has also sought to acquire businesses similar to those already owned to expand its geographic scope to better serve new and existing clients. Acquisitions have historically been funded using stock, cash or a combination of both. Currently, the Company has certain restrictions by the terms of its Revolving Credit Facilities from making acquisitions or investments that are funded with cash. The Company's permitted level of annual expenditures for new acquisitions funded with cash is $100 in the aggregate. See "Financing Activities" for further discussion.

During 2003, 2002, and 2001, the Company paid $224.6, $276.8 and $308.8, respectively, in cash for new acquisitions and earn out payments for previous acquisitions. The reduction in payments in 2002 and 2003 reflects the Company's reduced level of acquisition activity.

In 2003, the Company sold certain non-core assets. The Company completed the sale of NFO for $415.6 in cash ($376.7 net of cash sold and expenses) and approximately 11.7 million of shares of TNS stock which were sold in December for net proceeds of approximately $42; sold approximately 11 million of the shares it owned as an equity investment in Modem Media, Inc. for net proceeds of approximately $57 million; and, in January 2004, sold four of the motorsport circuits for approximately $26 in cash.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The Company's capital expenditures were $159.6, $171.4, and $257.5 during 2003, 2002, and 2001, respectively. The primary purposes of these expenditures were to upgrade computer and telecommunications systems and to modernize offices. Currently, the Company is restricted in making capital expenditures by the terms of its Revolving Credit Facilities. The Company's permitted level of annual capital expenditures is $175.0. See "Financing Activities" for further discussion.

In 2004, the Company expects to continue to make certain selective new acquisitions, payments for earn outs due from previous acquisitions, and other capital expenditures. Given the restrictions on these expenditures, discussed above, the Company does not expect these payments to exceed approximately $400 spent in 2003.

Financing Activities
Total cash on hand at December 31, 2003 was $2,005.7, an increase of $1,072.7 from December 31, 2002. Total debt at December 31, 2003 was $2,474.3, a decrease of $163.7 from December 31, 2002. The Company's cash and debt positions were positively impacted by its 2003 debt and equity offerings, as discussed below, the sale of NFO, cash flow from operations and international cash and debt pooling arrangements that were put in place to optimize the net debt balances in certain markets.

Revolving Credit Agreements
On June 27, 2000, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of five years and for borrowings of up to $375.0 (the "Five-Year Revolving Credit Facility"). On May 16, 2002, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of 364 days and for borrowings of up to $500.0 (the "Old 364-Day Revolving Credit Facility"). The Company replaced the Old 364-Day Revolving Credit Facility with a new 364-day revolving credit facility, which it entered into with a syndicate of banks on May 15, 2003 (the "New 364-Day Revolving Credit Facility" and, together with the Five-Year Revolving Credit Facility, both as amended from time to time, the "Revolving Credit Facilities"). The New 364-Day Revolving Credit Facility provides for borrowings of up to $500.0, $200.0 of which are available to the Company for the issuance of letters of credit. The New 364-Day Revolving Credit Facility expires on May 13, 2004. However, the Company has the option to extend the maturity of amounts outstanding on the termination date under the New 364-Day Revolving Credit Facility for a period of one year, if EBITDA, as defined in the agreements, for the four fiscal quarters most recently ended was at least $831.0 (for purposes of this EBITDA calculation, only $125.0 of non-recurring restructuring charges may be added back to EBITDA). The Revolving Credit Facilities are used for general corporate purposes. As of December 31, 2003, $160.1 was utilized under the New 364-Day Revolving Credit Facility for the issuance of letters of credit, $0.0 was borrowed under the New 364-Day Revolving Credit Facility and $0.0 was borrowed under the Five-Year Revolving Credit Facility. As of March 12, 2004, $136.0 was obligated under the New 364-Day Revolving Credit Facility for the issuance of letters of credit, $0.0 was borrowed under the New 364-Day Revolving Credit Facility and $0.0 of the $375.0 available was borrowed under the Five-Year Revolving Credit Facility.

The Revolving Credit Facilities bear interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. The interest rates on base rate loans and LIBOR loans under the Revolving Credit Facilities are affected by the facilities' utilization levels and the Company's credit ratings. In connection with the New 364-Day Revolving Credit Facility, the Company agreed to new pricing under the Revolving Credit Facilities that increased the interest spread payable on loans under the Revolving Credit Facilities by 25 basis points. Based on the Company's current credit ratings, interest rates on loans under the New 364-Day Revolving Credit Facility are currently calculated by adding 175 basis points to LIBOR or 25 basis points to the applicable bank base rate, and interest rates on loans under the Five-Year Revolving Credit Facility are currently calculated by adding 170 basis points to LIBOR or 25 basis points to the applicable bank base rate.

The Company's Revolving Credit Facilities include financial covenants that set (i) maximum levels of debt for borrowed money as a function of EBITDA, (ii) minimum levels of EBITDA as a function of interest expense and (iii) minimum levels of EBITDA (in each case, as defined in those agreements).

As of December 31, 2003, the Company was, and expects to continue to be, in compliance with all of the covenants (including the financial covenants, as amended) contained in the Revolving Credit Facilities.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

On February 10, 2003, certain defined terms relating to financial covenants contained in the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility were amended effective as of December 31, 2002 to include in the definition of debt for borrowed money the Company's 1.8% Convertible Subordinated Notes due 2004 and 1.87% Convertible Subordinated Notes due 2006. In addition, the definition of Interest Expense was also amended to include all interest with respect to these Subordinated Notes.

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

As of September 29, 2003, these additions to the definition of EBITDA were replaced with the following items: (i) up to $161.4 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002; (ii) up to $275.0 of non-recurring restructuring charges (up to $240.0 of which may be cash charges) taken in the fiscal quarter ended March 31, 2003 and each of the fiscal periods ending June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004; (iii) up to $70.0 of non-cash, non-recurring charges taken with respect to the impairment of the remaining book value of the Company's Motorsports business; (iv) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company's Motorsports business; (v) up to $300.0 of non-cash, non-recurring goodwill or investment impairment charges taken in the fiscal periods ending September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004; (vi) up to $135.0 in payments made by the Company (up to $40.0 of which may be in cash) with respect to the fiscal periods ending September 30, 2003, December 31, 2003 and March 31, 2004, relating to the settlement of certain litigation matters; (vii) $24.8 in respect of the early repayment by the Company of all amounts outstanding under the Prudential Agreements with respect to the fiscal quarter ended September 30, 2003; and (viii) non-cash charges related to the adoption by the Company of the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards No. 123 and Statement of Financial Accounting Standards No. 148. The definition of EBITDA was also separately amended to give the Company flexibility to settle its commitments under certain leasing and Motorsports event contractual arrangements. The Company paid a fee of 10 basis points of the total commitments under each of the Revolving Credit Facilities in consideration for these amendments to the definition of EBITDA.

In determining the Company's compliance with the financial covenants as of December 31, 2003, the following charges were added back to the definition of EBITDA: (i) $176.2 of restructuring charges ($153.5 of which were cash charges), (ii) $47.4 of non-cash charges with respect to the impairment of the remaining book value of the Company's Motorsports business, (iii) $16.2 of impairment charges taken with respect to capital expenditures of the Company's Motorsports businesses, (iv) $293.9 of goodwill or investment impairment charges and (v) $115.0 of charges (primarily non-cash) relating to certain litigation matters. Since these charges and payments were added back to the definition of EBITDA, they do not affect the ability of the Company to comply with its financial covenants. Any charges incurred by the Company as a result of its restructuring program after March 31, 2004 will not be added back to EBITDA in determining whether the Company is in compliance with its financial covenants.

The terms of the Revolving Credit Facilities restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company's domestic subsidiaries to incur additional debt in excess of $65.0. Certain of these limitations were modified upon the Company's issuance on March 13, 2003 of 4.5% Convertible Senior Notes due 2023 (the "4.5% Notes") in an aggregate principal amount of $800.0, from which the Company received net cash proceeds equal to approximately $778. In addition, pursuant to a tender offer that expired on April 4, 2003, the Company purchased $700.5 in aggregate principal amount at maturity of its Zero-Coupon Convertible Senior Notes due 2021 (the "Zero-Coupon Notes"). As a result of these transactions, the Company's permitted level of annual new cash acquisition

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

spending has increased to $100.0 and the permitted level of annual share buybacks and dividend payments not related solely to preferred stock has increased to $25.0. All limitations on dividend payments and share buybacks expire when EBITDA (as defined in the Revolving Credit Facilities) is at least $1,300.0 for four consecutive quarters. The Company's permitted level of annual capital expenditures is $175.0.

On November 18, 2003, the Revolving Credit Facilities were further amended to permit the Company to pay up to $45.0 in annual cash dividends with respect to preferred stock that is convertible into common stock of the Company within 48 months following its issuance. This $45.0 allowance is in addition to the Company's current $25.0 permitted level of annual share buybacks and general dividend payments discussed above.

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

The Company does not anticipate that any waivers will be needed under the Revolving Credit Facilities prior to, or in connection with, the refinancing of the New 364-Day Revolving Credit Facility.

Other Committed and Uncommitted Facilities
In addition to the Revolving Credit Facilities, at December 31, 2003 and 2002, respectively, the Company had $0.8 and $157.8 of committed lines of credit, all of which were provided by overseas banks that participate in the Revolving Credit Facilities. The decrease in the committed lines of credit was partially offset by the increase in the uncommitted lines of credit. At December 31, 2003 and 2002, respectively, $0.0 and $3.1 were outstanding under these lines of credit.

At December 31, 2003 and 2002, respectively, the Company also had $744.8 and $707.9 of uncommitted lines of credit, 68.0% and 66.8% of which were provided by banks that participate in the Revolving Credit Agreements. At December 31, 2003 and 2002, respectively, $38.1 and $213.2 were outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

Prudential Agreements
On May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999, the Company entered into five note purchase agreements, respectively, with The Prudential Insurance Company of America. The notes issued pursuant to the Prudential Agreements were repayable on May 2004, April 2005, October 2006, August 2007 and January 2009, respectively, and had interest rates of 10.01%, 9.95%, 9.41%, 9.09% and 8.05%, respectively.

Due to the high interest rates on the notes issued under the Prudential Agreements and the restrictive financial covenants contained in these agreements, the Company repaid the total principal amount and interest outstanding under the Prudential Agreements on August 8, 2003, including a prepayment penalty that resulted in a net charge of $24.8.

UBS Facility
On February 10, 2003, the Company received from UBS AG a commitment for an interim credit facility providing for $500.0 maturing no later than July 31, 2004 and available to the Company beginning May 15, 2003, subject to certain conditions. This commitment terminated in accordance with its terms when the Company received net cash proceeds in excess of $400.0 from its sale of the 4.5% Notes. The fees associated with the commitment were not material to the Company's financial position, cash flows or results of operation.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Other Debt Instruments

                (i)  Convertible Senior Notes - 4.5%

In March 2003 the Company completed the issuance and sale of $800.0 aggregate principal amount of the 4.5% Notes. In April 2003, the Company used approximately $581 of the net proceeds of this offering to repurchase the Zero-Coupon Notes tendered in its concurrent tender offer and is using the remaining proceeds for the repayment of other indebtedness, general corporate purposes and working capital. The 4.5% Notes are unsecured, senior securities that may be converted into common shares if the price of the Company's common stock reaches a specified threshold, at an initial conversion rate of 80.5153 shares per one thousand dollars principal amount, equal to a conversion price of $12.42 per share, subject to adjustment. This threshold will initially be 120% of the conversion price and will decline 1/2% each year until it reaches 110% at maturity in 2023.

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

               (ii) Zero-Coupon Convertible Senior Notes

In December 2001, the Company completed the issuance and sale of approximately $702 of aggregate principal amount of Zero-Coupon Convertible Senior Notes due 2021. In April 2003, the Company used approximately $581 of the proceeds received from the issuance and sale of the 4.5% Notes to repurchase $700.5 in aggregate principal amount at maturity of its Zero-Coupon Notes. As of December 31, 2003, no Zero-Coupon Notes remained outstanding.

               (iii) Senior Unsecured Notes - 7.25%

On August 22, 2001, the Company completed the issuance and sale of $500.0 principal amount of senior unsecured notes due 2011. The notes bear interest at a rate of 7.25% per annum. The Company used the net proceeds of approximately $493 from the sale of the notes to repay outstanding indebtedness under its Revolving Credit Facilities.

               (iv) Senior Unsecured Notes - 7.875%

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

               (v) Convertible Subordinated Notes - 1.87%

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

              (vi) Convertible Subordinated Notes - 1.80%

On September 16, 1997, the Company issued $250.0 face amount of Convertible Subordinated Notes due 2004 ("2004 Notes") with a coupon rate of 1.80% and a yield to maturity of 5.25%. The 2004 Notes were issued at an original price of 80% of the face amount, generating proceeds of approximately $200, and were convertible into 6.7 million shares of the Company's common stock at a conversion rate of 26.772 shares per one thousand dollars face amount. On January 20, 2004, the Company exercised its right to redeem all of the 2004 Notes with an aggregate principal amount of approximately $250 at an aggregate price of approximately $246 (96.6813% of the principal amount of the notes plus original issue discount accrued to the redemption date, or $978.10 per $1,000 principal amount of the notes, plus accrued interest to the redemption date). None of the 2004 Notes remain outstanding as of March 12, 2004.

Short-Term Debt at December 31, 2003 and 2002

The Company and its subsidiaries have short-term lines of credit with various banks that permit borrowings at variable interest rates. At December 31, 2003 and 2002, all borrowings under these facilities were by the Company's subsidiaries and totaled $38.1 and $216.3, respectively. Where required, the Company has guaranteed the repayment of borrowings by its subsidiaries.

As of December 31, 2003 and 2002, respectively, 68% and 66.8% of these short-term facilities were provided by banks that participate in the Company's Revolving Credit Facilities. The weighted-average interest rates on outstanding balances under the committed and uncommitted short-term facilities at December 31, 2003 and 2002 were approximately 5% in each year.

The following table summarizes the Company's short-term debt as of December 31, 2003 and 2002.
2003	Total Facility	Amount Outstanding at December 31, 2003	Total Available
Committed
364-Day Revolving Credit Facility	$ 500.0	$ --	$ 339.9*
Other Facilities (principally International)	0.8	--	0.8
	$ 500.8	$ --	$ 340.7
Uncommitted
Domestic	$ --	$ --	$ --
International	744.8	38.1	706.7
	$ 744.8	$ 38.1	$ 706.7
Total	$1,245.6	$ 38.1	$1,047.4

*Amount available is reduced by $160.1 of Letters of Credit issued under the Revolving Credit Facility.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)
2002	Total Facility	Amount Outstanding at December 31, 2002	Total Available
Committed
364-day Revolving Credit Facility	$ 500.0	$ --	$ 500.0
Other Facilities (principally International)	157.8	3.1	154.7
	$ 657.8	$ 3.1	$ 654.7
Uncommitted
Domestic	$ 27.7	$ 7.7	$ 20.0
International	680.2	205.5	474.7
	$ 707.9	$213.2	$ 494.7
Total	$1,365.7	$216.3	$1,149.4

Other

In 2003, the Company filed a universal shelf registration statement providing for the potential issuance and sale of securities in an aggregate amount of up to $1,800.0. On December 16, 2003, in a concurrent offering, the Company issued 25.8 million shares of common stock and issued 7.5 million shares of 3-year Series A Mandatory Convertible Preferred Stock (the "Preferred Stock") under this shelf registration. The total net proceeds received from these offerings was approximately $693. The Preferred Stock carries a dividend yield of 5.375%. On maturity, each share of the Preferred Stock will convert, subject to adjustment, to between 3.0358 and 3.7037 shares of common stock, depending on the then-current market price of the Company's common stock, representing a conversion premium of approximately 22% over the common stock offering price of $13.50 per share. Under certain circumstances, the Preferred Stock may be converted prior to maturity at the option of the holders or the Company.

In January 2004, the Company used approximately $246 of the net proceeds from the offerings to redeem the 1.80% Convertible Subordinated Notes due 2004. The remaining proceeds will be used for general corporate purposes and to further strengthen the Company's balance sheet and financial condition.

The Company will pay annual dividends on each share of Series A Mandatory Convertible Preferred Stock in the amount of $2.6875. Dividends will be cumulative from the date of issuance and will be payable on each payment date to the extent that dividends are not restricted under the credit facilities and assets are legally available to pay dividends. The first dividend payment was declared on February 24, 2004 and will be made on March 15, 2004 (see below).

On March 7, 2003, Standard & Poor's Ratings Services downgraded the Company's senior unsecured credit rating to BB+ with negative outlook from BBB-. On May 14, 2003, Fitch Ratings downgraded the Company's senior unsecured credit rating to BB+ with negative outlook from BBB-. On May 9, 2003, Moody's Investor Services, Inc. ("Moody's") placed the Company's senior unsecured and subordinated credit ratings on review for possible downgrade from Baa3 and Ba1, respectively. As of March 12, 2004, the Company's credit ratings continued to be on review for a possible downgrade.

Since July 2001, the Company has not repurchased its common stock in the open market.

In October 2003, the Company received a federal tax refund of approximately $90 as a result of its carryback of its 2002 loss for US federal income tax purposes and certain capital losses, to earlier periods.

Through December 2002, the Company had paid cash dividends quarterly with the most recent quarterly dividend paid in December 2002 at a rate of $0.095 per share. On a quarterly basis, the Company's Board of Directors makes determinations regarding the payment of dividends. As previously discussed, the Company's ability to declare or pay dividends is currently restricted by the terms of its Revolving Credit Facilities. The Company did not declare or pay any dividends in 2003. However, in February 2004, the Company declared a cash dividend of $0.642 per share on the Preferred Stock, which is expressly permitted by the Revolving Credit Facilities. The dividend is payable in cash on March 15, 2004 to any stockholder of record at the close of business on March 1, 2004. This will result in total dividend payments of approximately $5.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

Liquidity Outlook
The Company believes that cash on hand and cash flow from operations, together with existing lines of credit, will be sufficient to fund the Company's working capital needs and other obligations through the next twelve months. In making this determination, the Company has taken into account uses of cash, including:

-	its significant contractual obligations (see table below);

-	expected cash payments for restructuring;

-	possible payments in connection with a transaction to exit remaining contractual obligations related to UK Motorsports; and

-	funding of certain underfunded retirement arrangements.

Further, the Company has assumed that capital expenditures in 2004 will not exceed $175.0, that no dividends (other than dividends on its Preferred Stock) will be paid and that there will be no significant amount of payments related to new acquisitions or purchases of treasury stock.

The Company's Revolving Credit Facilities are an essential part of its liquidity profile. The New 364-day Revolving Credit Facility expires on May 13, 2004. If the lenders fail to extend their commitments by the renewal date, there could be an adverse affect on the Company's liquidity. Further, if the Company were to lose all or a substantial portion of its uncommitted lines of credit, it would be forced to seek other sources of liquidity.

In the event that additional funds are required or in the event that the Revolving Credit Facilities or uncommitted lines of credit are not extended, the Company believes it will have sufficient resources through cash on hand and its ability to access other debt markets, and through its ability to access the equity markets to meet such requirements. However, there can be no assurance that such additional funding will be available to the Company on terms it considers favorable, if at all. In addition, unanticipated decreases in operating results and the concomitant decrease in cash flows from operations as a result of decreased demand for the Company's services or from other developments might require the Company to seek modification of its current debt agreements and to seek other sources of liquidity (including the disposition of certain assets) and to modify its operating strategies.

A downgrade in ratings by any of the ratings agencies may trigger a right on the part of the holders of the 4.5% Notes to convert the 4.5% Notes into shares of the Company's common stock. In addition, such an event might adversely affect the Company's ability to access capital, would result in an increase in the interest rates payable under the Revolving Credit Facilities and would likely result in an increase in the interest rate payable under any future indebtedness.

The Company believes that it will be able to meet each of the financial covenants in its Revolving Credit Facilities during 2004.

Summary of Significant Contractual Obligations
The following summarizes the Company's estimated contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.
	2004	2005	2006	2007 and thereafter	Total
Long-term debt	$244.5	$523.8	$338.5	$1,329.4	$2,436.2
Non-cancelable operating lease obligations	$317.0	$279.9	$244.3	$1,466.4	$2,307.6
Obligations under executory contract	$ 10.0	$ 11.3	$ 12.8	$ 251.1	$ 285.2
Obligations for deferred payments, put options and other payments	$154.2	$ 64.0	$ 17.4	$ 16.6	$ 252.2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

As discussed in Note 11 to the Consolidated Financial Statements, the Company has a number of retirement plans. The deficit in the funded status of these plans has increased to $198.2 at December 31, 2003. As discussed in Note 11, the Company funded its retirement arrangements with contributions of $30.0 in February 2004. The Company considers that the long-term return on its pension trust assets and the funding available to the Company will be sufficient to finance these obligations.

Payments for Prior Acquisitions

Deferred Payments

During the three-year period ended December 31, 2003, the Company made the following payments on acquisitions that had closed in prior years:
	2003	2002	2001
Cash	$141.1	$192.3	$188.5
Stock	49.8	72.9	23.4
Total	$190.9	$265.2	$211.9

Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance and are recorded as an increase to goodwill and other intangibles. The amount of payment is contingent upon the achievement of projected operating performance targets. The table above excludes NFO, which is classified as a discontinued operation. NFO had deferred payments of $0.1 in 2002 and $4.0 in 2001.

As of December 31, 2003, the Company's estimated liability for deferred payments is as follows:
	2004	2005	2006	2007	2008 and thereafter	Total

Cash	$113.7	$36.0	$15.3	$3.9	$ --	$168.9
Stock	14.1	18.3	0.8	3.9	--	37.1
Total	$127.8	$54.3	$16.1	$7.8	$ --	$206.0

The amounts above are contingent upon the achievement of projected operating performance targets. The amounts are estimates based on the current projections as to the amount that will be paid and are subject to revisions as the earn-out periods progress.

Purchase of Additional Interests

During the three years ended December 31, 2003, the Company made the following payments to purchase additional equity interests in certain consolidated subsidiaries:
	2003	2002	2001
Cash	$52.3	$33.2	$35.8
Stock	6.3	10.3	19.4
Total	$58.6	$43.5	$55.2

Put Options

The Company has entered into agreements that may require the Company to purchase additional equity interests in certain consolidated subsidiaries (put options). The estimated amount that would be paid under put options, in the event of exercise at the earliest exercise date, is as follows:

	2004	2005	2006	2007	2008 and thereafter	Total
Cash	$31.7	$24.8	$2.1	$1.4	$11.3	$71.3
Stock	1.2	1.6	0.1	--	--	2.9
Total	$32.9	$26.4	$2.2	$1.4	$11.3	$74.2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The actual amount to be paid is generally contingent upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

Call Options

The Company also has call options to acquire additional equity interests in certain consolidated subsidiaries. The estimated amount that would be paid under such call options, in the event of exercise, is as follows:

	2004	2005	2006	2007	2008 and thereafter	Total
Cash	$5.7	$6.3	$6.6	$1.2	$14.8	$34.6
Stock	0.3	--	1.0	--	--	1.3
Total	$6.0	$6.3	$7.6	$1.2	$14.8	$35.9

The actual amount to be paid is contingent upon the Company's decision to exercise its option and the upon the achievement of projected operating performance targets and satisfying other conditions as specified in the relevant agreement.

Other Payments

During three years ended December 31, 2003, the Company made the following payments principally related to loan notes and guaranteed deferred payments that had been previously recognized on the balance sheet:
	2003	2002	2001
Cash	$27.8	$14.5	$2.8
Stock	0.1	--	3.2
Total	$27.9	$14.5	$6.0

As of December 31, 2003, the Company's estimated liability for other payments are cash amounts of $8.8 and $3.2 in 2004 and 2005, respectively, and stock amounts of $0.5 in 2004.

Unconsolidated Affiliates
The Company has entered into put and call option agreements with respect to certain companies currently accounted for as unconsolidated affiliates. The estimated amount that would be paid primarily under put options, in the event of exercise at the earliest exercise date, is as follows:
	2004	2005	2006	2007	2008 and thereafter	Total
Cash	$5.1	$7.8	$14.5	$14.3	$1.5	$43.2
Stock	0.5	0.8	0.4	0.7	0.9	3.3
Total	$5.6	$8.6	$14.9	$15.0	$2.4	$46.5

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Of these policies, the Company believes the following accounting policies are critical because they are both important to the presentation of the Company's financial condition and results and they require management's most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on other factors that it considers reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The Company believes the following accounting policies are critical to the accuracy of the more significant judgements and estimates used in the preparation of its Consolidated Financial Statements:

*	revenue recognition;
*	allowance for doubtful accounts;
*	accounting for income taxes;
*	valuation of long-lived and intangible assets and investments; and
*	accounting for business combinations.

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

In many cases, the amount the Company bills to clients significantly exceeds the amount of revenues that is earned due to the existence of various "pass-through" charges such as the cost of media. In compliance with Emerging Issues Task Force pronouncement ("EITF") 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent and EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket Expenses Incurred", the Company generally records revenue net of "pass-through" charges as it is not the primary obligor with respect to the cost of "pass-through" charges and generally acts as an agent on behalf of its clients with respect to such costs.

Expenditures billable to clients include costs incurred primarily in connection with production work by the Company on behalf of clients that have not yet been billed to clients. Commissions and fees on such production work are recorded as revenue when earned. As of December 31, 2003, the amount of expenditures billable to clients was $280.6.

Allowance for Doubtful Accounts
The Company assesses the required amount of allowance for doubtful accounts based on past experience and reviews of aging and analysis of specific accounts.

The aging of accounts receivable, reviews of client credit reports, industry trends and economic indicators, as well as analysis of recent payment history for selected customers, enables the Company to estimate the expected bad debt experience related to receivables at each period end. The estimate is based largely on a formula-driven calculation but is supplemented with economic indicators and specific knowledge of potential write-offs in client accounts.

In 2003, the Company recorded a lower amount of bad debt expense than in the prior year reflecting improved experience with collections and as compared to the prior year in which there were larger specific write-offs.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

SFAS 109 requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence, establishment of a valuation allowance must be considered. The Company believes that cumulative losses in the most recent three year period represent sufficient negative evidence to consider a valuation allowance under the provisions of SFAS 109. As a result, the Company determined that certain of its deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance was established relate primarily to foreign net operating and US capital loss carryforwards. During 2003, a valuation allowance of $53.9 was established in continuing operations on existing deferred tax assets. In addition, $26.8 of valuation allowances were established in continuing operations for current year losses incurred in jurisdictions where a benefit is not currently expected, and $3.7 of valuation allowances were established in continuing operations for certain US capital and other loss carryforwards.

The realization of the remaining deferred tax assets is primarily dependent on forecasted future taxable income. Any reduction in estimated forecasted future taxable income, including but not limited to any future restructuring activities may require that we record additional valuation allowances against our deferred tax assets on which a valuation allowance has not previously been established. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that such assets will be realized. An ongoing pattern of profitability will generally be considered as sufficient positive evidence. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The establishment and reversal of valuation allowances could have a significant negative or positive impact on our future earnings.

Valuation of Long-Lived and Intangible Assets and Investments
The Company has a significant amount of long-lived assets, including fixed assets, investments, goodwill and other intangibles. The Company periodically evaluates the realizability of all of its long-lived assets whenever events or changes in circumstances indicated that the carrying value of an asset might not be recoverable.

Goodwill

In the third quarter of each year (as of September 30) the Company formally evaluates the realizability of its goodwill and other intangibles, using discounted cash flow projections. The Company has used the September 30 date since the adoption of SFAS 142. Such projections require the use of estimates and assumptions as to matters such as future revenue growth, product margins, capital expenditures, assumed tax rates and discount rates. Such projections are prepared for each reporting unit as defined in SFAS 142. Management believes that the estimates and assumptions made are reasonable. To the extent that the Company has incorrectly estimated the revenue growth and/or product margin assumptions in the calculations, the goodwill related to certain reporting units may be determined to be unrealizable and an impairment charge may have to be recorded.

The Company believes that the accounting estimates relating to potential goodwill and other intangible impairments are a "critical accounting estimate" because (i) they are susceptible to change from period to period and (ii) they require the Company to make assumptions about future forecast growth rates.

In 2003 and 2002, as a result of the impairment analyses conducted above, total charges related to goodwill impairment of $221.0 and $82.1, respectively, were recorded in the income statement. This was due to the fact that expectations for future earnings from the OWW and Motorsports reporting units would not be sufficient to recover any of the goodwill of the reporting unit. See Note 5 to the Consolidated Financial Statements for further information.

Investments
The Company regularly reviews its cost and equity investments, where market value has declined below cost, to determine whether there has been an "other than temporary" decline in market value. For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other than temporary decline in value exists. Factors indicative of an other than temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. This list is not all inclusive and management weighs all known quantitative and qualitative factors in determining if an other than temporary decline in value of an investment has occurred.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

The Company recorded non-cash impairment charges of $84.9, $39.7 and $210.8 in 2003, 2002 and 2001, respectively. The Company considers that future impairment charges may be necessary based on the factors above, but anticipates that these would not be as significant as in prior years.

Fixed Assets
For fixed assets, accounting standards require that if the sum of the future cash flows expected to result from a Company's asset grouping, undiscounted and without interest charges, is less than the reported value of the asset, an asset impairment must be recognized in the financial statements. The amount of the impairment recognized is calculated by subtracting the imputed fair value, as calculated above, from the reported value of the asset.

As discussed in Note 5 to the Consolidated Financial Statements, there were significant long-lived assets held at Motorsports. The remaining assets as of December 31, 2003 were sold in a transaction that occurred in January 2004. An impairment charge of $38.0 was recorded in 2003 to reduce the Company value of these assets to their realizable value.

Future events could cause the Company to conclude that impairment indicators exist and that the asset values associated with a given operation have become impaired. Any resulting impairment loss could have a material impact on the Company's financial condition and results of operations.

Accounting for Business Combinations
The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair market values. Goodwill is recorded as the difference between the cost of acquiring an entity and the estimated fair market values assigned to its tangible and identifiable intangible net assets at the date of acquisition. Determining the fair market value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including, among others, assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

The Company has significant future deferred payments ("earn outs") that generally tie the aggregate price ultimately paid for an acquisition to its performance over a period of time. Such payments are recorded within the financial statements once the payment of such earn outs is probable and estimable, and when any contractual contingencies have been met. The Company has policies and procedures in place to determine if such payments relate to the acquisition, and should be allocated to the assets and liabilities acquired, or should be expensed as compensation payments. These policies include reviewing the acquisition agreements and employment terms of former owners of the acquired businesses. The total amount that is anticipated to be settled, in cash and stock, is estimated to be $206.0, of which $127.8 relates to payments due in 2004. The actual amounts to be paid are contingent upon the achievement of projected operating performance targets (generally over a three or four year period) and satisfying other conditions as specified in the relevant agreements.

Other Matters

SEC Investigation
The Company was informed in January 2003 by the Securities and Exchange Commission staff that the SEC has issued a formal order of investigation related to the Company's restatements of earnings for periods dating back to 1997. The matters had previously been the subject of an informal inquiry. The Company is cooperating fully with the investigation.

Other Contingencies
The Company continues to have commitments under certain leasing and motorsports event contractual arrangements at the Silverstone circuit. As of December 31, 2003, the Company is committed to remaining payments under these arrangements of approximately $460. This amount relates to undiscounted payments through 2015 principally under an executory contract and an operating lease and assumes payments over the maximum remaining term of the relevant agreements. This estimated amount has not been reduced by any future revenues to be generated from the arrangements. The Company is continuing to explore various options with respect to these commitments, at least one of which may involve a cash disbursement in the order of $200. The Company has obtained amendments of

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

certain definitions contained in its Revolving Credit Agreements (as discussed in Note 8 to the Consolidated Financial Statements) to reduce the impact of such cash disbursement and the resulting accounting charge on its financial covenant calculations.

RECENT ACCOUNTING STANDARDS

In December 2003, Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"), was revised ("SFAS 132-R"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans but does not alter any recognition or measurement issues promulgated under other standards. This statement retains the disclosure requirements contained in SFAS 132, which it replaces, and requires additional disclosures concerning the assets, obligations, cash flows, and net periodic benefit costs of both defined benefit pension plans and defined benefit postretirement plans. SFAS 132-R requires information to be provided separately for pension plans and for other postretirement benefit plans. With the exception of certain requirements related to foreign plans and ten-year expected payout provisions, disclosures not required for 2003, the Company adopted SFAS 132-R in 2003 (see Note 11 to the Consolidated Financial Statements).

In June 2001, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), was issued. SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. The adoption of this statement in 2003 did not have a material impact on the Company's financial position or results of operations.

In June 2002, Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), was issued. SFAS 146 changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2003. It has no effect on charges recorded for exit activities begun prior to this date. The adoption of this statement did not have a material impact on the Consolidated Financial Statements of the Company.

In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), an amendment of FASB Statement No. 123 ("SFAS 123") was issued. The Company is choosing to continue with its current practice of applying the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure requirements of SFAS 148.

In April 2003, Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the Company's Consolidated Financial Statements.

During 2003, Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), was issued. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3. The standard was adopted effective the third quarter of 2003, as modified by FSP 150-3, and did not have a material impact on its Consolidated Results of Operations or Financial Position.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions, Except Per Share Amounts)

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. Disclosures concerning guarantees are found in Note 16 to the Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") (FIN 46-R) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the Company's quarter ended March 31, 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions no later than the Company's quarter ended March 31, 2004. Non-SPEs created prior to February 1, 2003, should be accounted for under the revised interpretation's provisions no later than the Company's second quarter of fiscal 2004. The Company has not entered into any material arrangements with VIEs created after January 31, 2003 and has determined that the adoption of FIN 46-R will not have a material impact on its results of operations and financial condition.

In January 2004, FASB Staff Position ("FSP") No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-1"), was issued which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the new legislation. The Company has elected to defer the accounting until further guidance is issued by the FASB. The measurements of the Company's postretirement accumulated benefit plan obligation and net periodic benefit cost disclosed in Note 11 do not reflect the effects of the new legislation. The guidance, when issued, could require the Company to change previously reported information.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
(Dollars in Millions, Except Per Share Amounts)

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Interest Rates
At December 31, 2003, a significant portion of the Company's debt obligations were at fixed interest rates. Accordingly, assuming the fixed rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by $18.9 if market rates were to increase by 10% and would increase by $19.2 if market rates were to decrease by 10%. For that portion of the debt that is maintained at variable rates, based on amounts and rates outstanding at December 31, 2003, the change in interest expense and cash flow from a 10% change in rates would be negligible.

Foreign Currencies
The Company faces two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in the Company's foreign operations are translated into US Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity section of the balance sheet. The Company's foreign subsidiaries generally collect revenues and pay expenses in currencies other than the US Dollar. Since the functional currency of the Company's foreign operations is generally the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders' equity and does not impact operating results. Revenues and expenses in foreign currencies translate into varying amounts of US Dollars depending upon whether the US Dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect the Company's consolidated revenues and expenses (as expressed in US Dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations and were not significant in 2001, 2002 and 2003. The Company has not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8:  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
The Interpublic Group of Companies, Inc. and Subsidiaries Report of Independent Auditors.........	53

Consolidated Statement of Operations for the years ended December 31, 2003, 2002 and 2001.....	54

Consolidated Balance Sheet as of December 31, 2003 and 2002.....................................................	55

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001...	57

Consolidated Statement of Stockholders' Equity and Comprehensive Income for the three years ended December 31, 2003.................................................................................. ............................	58

Notes to Consolidated Financial Statements.....................................................................................	59

Results by Quarter.................................................................................... ........................................	96

Report of Independent Auditors on Financial Statement Schedule.................................................	97

Valuation and Qualifying Accounts (for the three years ended December 31, 2003) .....................	98

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
    The Interpublic Group of Companies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in the Summary of Significant Accounting Policies note, effective January 1, 2002, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142.

PricewaterhouseCoopers LLP
New York, New York

March 12, 2004

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001

REVENUE	$5,863.4	$5,737.5	$6,352.7

OPERATING EXPENSES:
Salaries and related expenses	3,451.8	3,350.0	3,620.9
Office and general expenses	1,885.6	1,880.4	1,896.1
Amortization of intangible assets	11.3	8.9	164.6
Restructuring and other merger-related costs	175.6	12.1	634.5
Long-lived asset impairment and other charges	286.9	127.1	303.1

Total operating expenses	5,811.2	5,378.5	6,619.2

OPERATING INCOME (LOSS)	52.2	359.0	(266.5)

OTHER INCOME (EXPENSE):
Interest expense	(172.8)	(145.6)	(164.6)
Debt prepayment penalty	(24.8)	--	--
Interest income	38.9	29.8	41.8
Other income	50.0	7.9	13.7
Investment impairments	(84.9)	(39.7)	(210.8)
Litigation charges	(127.6)	--	--
Total other income (expense)	(321.2)	(147.6)	(319.9)

Income (loss) before provision for (benefit of) income taxes	(269.0)	211.4	(586.4)

Provision for (benefit of) income taxes	254.0	117.9	(66.1)

Income (loss) of consolidated companies	(523.0)	93.5	(520.3)

Income applicable to minority interests	(30.9)	(30.5)	(29.4)
Equity in net income (loss) of unconsolidated affiliates	1.0	5.0	(0.4)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(552.9)	68.0	(550.1)

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAX)	101.2	31.5	15.6

NET INCOME (LOSS)	$ (451.7)	$ 99.5	$ (534.5)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$ (1.43)	$ 0.18	$ (1.49)
Discontinuing operations	0.26	0.08	0.04
Total	$ (1.17)	$ 0.26	$ (1.45)

Diluted:
Continuing operations	$ (1.43)	$ 0.18	$ (1.49)
Discontinuing operations	0.26	0.08	0.04
Total	$ (1.17)	$ 0.26	$ (1.45)

Weighted average shares:
Basic	385.5	376.1	369.0
Diluted	385.5	381.3	369.0

Cash dividends per share	$ --	$ 0.38	$ 0.38

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

ASSETS

	DECEMBER 31,
	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$ 2,005.7	$ 933.0
Accounts receivable (net of allowance for doubtful accounts: 2003-$133.4; 2002-$139.8)	4,593.9	4,584.9
Expenditures billable to clients	280.6	340.3
Deferred income taxes	201.7	37.0
Prepaid expenses and other current assets	267.8	427.1

Total current assets	7,349.7	6,322.3

FIXED ASSETS, AT COST:
Land and buildings	108.1	168.2
Furniture and equipment	1,024.9	1,125.1
Leasehold improvements	516.0	487.8
	1,649.0	1,781.1
Less: accumulated depreciation	(991.9)	(955.4)

Total fixed assets	657.1	825.7

OTHER ASSETS:
Investments	248.6	357.3
Deferred income taxes	344.5	509.9
Other assets	282.0	319.8
Goodwill	3,310.6	3,377.1
Other intangible assets (net of accumulated
amortization: 2003-$27.2; 2002-$40.9)	42.0	81.6

Total other assets	4,227.7	4,645.7

TOTAL ASSETS	$12,234.5	$11,793.7

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

	DECEMBER 31,
	2003	2002
CURRENT LIABILITIES:
Accounts payable	$ 5,240.4	$ 5,125.5
Accrued expenses	1,094.6	1,110.8
Accrued income taxes	6.9	33.2
Loans payable	38.1	216.3
Convertible subordinated notes	244.1	--
Zero-coupon convertible senior notes	--	581.0
Current portion of long-term debt	0.4	23.0
Total current liabilities	6,624.5	7,089.8

NON-CURRENT LIABILITIES:
Long-term debt	1,054.2	1,253.1
Convertible subordinated notes	337.5	564.6
Convertible senior notes	800.0	--
Deferred compensation	488.3	470.5
Accrued postretirement benefits	51.5	55.6
Other non-current liabilities	202.6	189.7
Minority interests in consolidated subsidiaries	70.0	70.4
Total non-current liabilities	3,004.1	2,603.9

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0,
shares issued: 2003 - 7.5; 2002 - none	373.7	--

Common stock, $0.10 par value,
shares authorized: 800.0,
shares issued: 2003 - 418.4; 2002 - 389.3	41.8	38.9
Additional paid-in capital	2,075.1	1,797.0
Retained earnings	406.3	858.0
Accumulated other comprehensive loss, net of tax	(215.1)	(373.6)
	2,681.8	2,320.3

Less:
Treasury stock, at cost: 2003 - 0.3 shares; 2002 - 3.1 shares	(11.3)	(119.2)
Unamortized deferred compensation	(64.6)	(101.1)

Total stockholders' equity	2,605.9	2,100.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,234.5	$11,793.7

The accompanying notes are an integral part of these financial statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in Millions)

	YEAR ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING	2003	2002	2001
OPERATIONS:
Net income (loss) from continuing operations	$ (552.9)	$ 68.0	$ (550.1)
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization of fixed assets	192.8	190.8	198.1
Amortization of intangible assets	11.3	8.9	164.6
Amortization of restricted stock awards and bond discounts	73.8	83.0	68.4
Provision for (benefit of) deferred income taxes	71.5	45.6	(187.4)
Undistributed equity earnings	(1.0)	(5.0)	0.4
Income applicable to minority interests	30.9	30.5	29.4
Restructuring charges - non-cash	6.2	--	103.7
Long-lived asset impairments	286.9	127.1	275.6
Investment impairments	84.9	39.7	210.8
Litigation charges	127.6	--	--
Gain on sale of Modem Media and TNS	(43.7)	--	--
Other	(6.2)	0.7	(5.4)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	264.1	343.7	810.4
Expenditures billable to clients	38.4	(11.9)	98.7
Prepaid expenses and other current assets	89.5	(46.8)	(116.8)
Accounts payable and accrued expenses	(228.8)	(11.3)	(990.2)
Other non-current assets and liabilities	56.7	(7.1)	17.9

Net cash provided by operating activities from continuing operations	502.0	855.9	128.1

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING
OPERATIONS:
Acquisitions, including deferred payments, net of cash acquired	(224.6)	(276.8)	(308.8)
Capital expenditures	(159.6)	(171.4)	(257.5)
Proceeds from the sale of discontinued operations, net of cash sold	376.7	--	--
Proceeds from sales of businesses and fixed assets	26.8	14.0	20.2
Proceeds from sales of investments	128.8	51.3	36.8
Purchases of investments	(65.8)	(112.6)	(108.5)
Maturities of short-term marketable securities	51.9	50.5	85.3
Purchases of short-term marketable securities	(49.7)	(21.9)	(109.1)

Net cash provided by (used in) investing activities from continuing operations	84.5	(466.9)	(641.6)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING
OPERATIONS:
Decrease in short-term bank borrowings	(226.8)	(212.5)	(669.5)
Repurchase of zero-coupon convertible notes	(581.0)	--	--
Proceeds from long-term debt	1.2	4.3	1,804.1
Proceeds from termination of interest rate swaps	--	50.0	--
Proceeds from 4.5% convertible senior notes	800.0	--	--
Payments of long-term debt	(164.6)	(175.4)	(281.1)
Debt issuance costs	(27.0)	(1.3)	(26.3)
Issuance of preferred stock	373.7	--	--
Preferred stock issuance costs	(12.1)	--	--
Treasury stock acquired	--	--	(87.2)
Treasury stock transactions	--	(7.9)	(30.8)
Issuance of common stock	351.8	58.6	85.6
Common stock issuance costs	(16.5)	--	--
Distributions to minority interests	(26.4)	(32.7)	(24.3)
Dividends from unconsolidated affiliates	8.8	3.1	6.9
Cash dividends - Interpublic	--	(145.6)	(129.2)
Cash dividends - pooled companies	--	--	(15.2)

Net cash provided by (used in) financing activities from continuing operations	481.1	(459.4)	633.0

Effect of exchange rates on cash and cash equivalents	18.5	59.1	(36.3)
Net cash (used in) provided by discontinued operations	(13.4)	9.1	7.4

Increase (decrease) in cash and cash equivalents	1,072.7	(2.2)	90.6

Cash and cash equivalents at beginning of year	933.0	935.2	844.6

Cash and cash equivalents at end of year	$2,005.7	$ 933.0	$ 935.2

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$ 155.6	$ 116.0	$ 122.5
Cash paid for income taxes, net of $132.5 of refunds in 2003	$ 122.7	$ 51.3	$ 217.3

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE THREE YEARS ENDED DECEMBER 31, 2003 (Amounts in Millions)
		Common Stock		Additional		Accumulated Other Comprehensive Income (Loss)		Unamortized Expense
	Preferred Stock	Number of Shares	Amount (par value $.10)	Paid-In Capital	Retained Earnings		Treasury Stock	of Restricted Stock Grants	Total
BALANCES AT DECEMBER 31, 2000	--	377.3	$37.7	$1,514.7	$1,554.0	$(410.2)	$(194.8)	$(131.1)	$2,370.3
Comprehensive income:
Net loss					$ (534.5)				$ (534.5)
Adjustment for minimum pension liability						(5.4)			(5.4)
Change in market value of securities
available-for-sale (net of reclassifications)						55.1			55.1
Foreign currency translation adjustment						(87.3)			(87.3)
Total comprehensive loss									(572.1)
Dividends					(151.0)				(151.0)
Awards of stock under Company plans:
Restricted stock, net of forfeitures and amortization		0.8	0.1	37.4			(0.9)	17.1	53.7
Employee stock purchases		1.0	0.1	19.6					19.7
Exercise of stock options, including tax benefit		3.8	0.4	129.4					129.8
Purchase of Company's own stock							(123.7)		(123.7)
Issuance of shares for acquisitions		2.9	0.3	56.8			29.2		86.3
Equity adjustments - pooled companies				26.0					26.0
Other				1.3	(0.2)				1.1
BALANCES AT DECEMBER 31, 2001	--	385.8	$ 38.6	$1,785.2	$ 868.3	$(447.8)	$(290.2)	$(114.0)	$1,840.1
Comprehensive income:
Net income					$ 99.5				$ 99.5
Adjustment for minimum pension liability						(45.1)			(45.1)
Change in market value of securities
available-for-sale (net of reclassifications)						(4.4)			(4.4)
Foreign currency translation adjustment						123.7			123.7
Total comprehensive income									173.7
Dividends					(109.8)				(109.8)
Awards of stock under Company plans:
Achievement stock and incentive awards				0.1					0.1
Restricted stock, net of forfeitures and amortization		1.1	0.1	30.6			(5.5)	12.9	38.1
Employee stock purchases		0.9	0.1	15.9					16.0
Exercise of stock options, including tax benefit		1.5	0.1	17.7			48.3		66.1
Issuance of shares for acquisitions				(53.7)			128.2		74.5
Other				1.2					1.2
BALANCES AT DECEMBER 31, 2002	--	389.3	$38.9	$1,797.0	$ 858.0	$(373.6)	$(119.2)	$(101.1)	$2,100.0
Comprehensive income:
Net loss					$ (451.7)				$ (451.7)
Adjustment for minimum pension liability						10.9			10.9
Change in market value of securities
available-for-sale (net of reclassifications)						6.0			6.0
Foreign currency translation adjustment						141.6			141.6
Total comprehensive loss									(293.2)
Awards of stock under Company plans:
Achievement stock and incentive awards				0.5					0.5
Restricted stock, net of forfeitures and amortization				(3.9)				36.5	32.6
Employee stock purchases		0.9	0.1	9.6					9.7
Exercise of stock options, including tax benefit				1.6					1.6
Issuance of shares for acquisitions		2.4	0.2	(45.6)			107.9		62.5
Issuance of preferred stock	373.7			(12.1)					361.6
Issuance of common stock, net of fees		25.8	2.6	326.9					329.5
Other				1.1					1.1
BALANCES AT DECEMBER 31, 2003	$ 373.7	418.4	$41.8	$2,075.1	$ 406.3	$(215.1)	$ (11.3)	$ (64.6)	$2,605.9

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

The Company is a worldwide global marketing services company, providing clients with communications expertise in three broad areas: a) advertising and media management, b) marketing communications, which includes client relationship management (direct marketing), public relations, sales promotion, on-line marketing, corporate and brand identity and healthcare marketing, and c) specialized marketing services, which includes sports and entertainment marketing, corporate meetings and events, retail marketing and other marketing and business services.

At December 31, 2003, the Company is organized into four global operating groups together with several stand-alone agencies. The four global operating groups are: a) McCann-Erickson WorldGroup ("McCann"), b) the FCB Group ("FCB"), c) The Partnership and d) Interpublic Sports and Entertainment Group ("SEG"). Each of the four groups and the stand-alone agencies has its own management structure and reports to senior management of the Company on the basis of this structure. McCann, FCB and The Partnership provide a full complement of global marketing services including advertising and media management, marketing communications including direct marketing, public relations, sales promotion, event marketing, on-line marketing and healthcare marketing in addition to specialized marketing services. The stand-alone agencies include Weber Shandwick Worldwide, Initiative Media, Campbell-Ewald, Hill Holliday and Deutsch, which provide advertising and/or marketing communication services. SEG includes Octagon Worldwide ("OWW") (for sports marketing), Motorsports, and Jack Morton Worldwide (for specialized marketing services including corporate events, meetings and training/learning).

Prior to the second quarter of 2003, the Company had maintained a fifth global operating group, Advanced Marketing Services ("AMS"). In connection with the disposal of the NFO WorldGroup ("NFO") (see below), AMS was disbanded and its remaining components (principally Weber Shandwick) became stand-alone agencies.

As discussed in Note 3, on July 10, 2003, the Company completed the sale of NFO research unit to Taylor Nelson Sofres PLC ("TNS"). The results of NFO are classified as a discontinued operation in accordance with SFAS 144, Accounting for the Impairment on Disposal of Long-Lived Assets, and, accordingly the results of operations and cash flows of NFO have been removed from the Company's results of continuing operations and cash flow for all periods presented in the document.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, most of which are wholly owned. Investments in companies in which the Company exercises significant influence, but not control, are accounted for using the equity method of accounting. Investments in companies in which the Company has less than a 20% ownership interest, and does not exercise significant influence, are accounted for at cost. All intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

Cash Equivalents and Investments

Cash equivalents are highly liquid investments, including certificates of deposit, government securities and time deposits with original maturities of three months or less at the time of purchase and are stated at estimated fair value which approximates cost.

The Company classifies all of its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). These securities are carried at fair value with the corresponding unrealized gains and losses reported as a separate component of comprehensive income. The cost of securities sold is determined based upon the average cost of the securities sold.

Investments in the accompanying Consolidated Balance Sheet include investments accounted for on the equity method and cost investments, including investments to fund certain retirement obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as allowances for doubtful accounts, depreciation and amortization, taxes, restructuring reserves and contingencies.

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

Revenue Recognition

The Company derives revenue from advertising services, including media buying, and from marketing and communication services, including public relations, direct marketing, sales promotion and event marketing activities.

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

In many cases, the amount the Company bills to clients significantly exceeds the amount of revenues that is earned due to the existence of various "pass-through" charges such as the cost of media. In compliance with Emerging Issues Task Force pronouncement ("EITF") 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent and EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket Expenses Incurred", the Company generally records revenue net of "pass-through" charges as it is not the primary obligor with respect to the cost of "pass-through" charges and generally acts as an agent on behalf of its clients with respect to such costs.

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

Property and Equipment
Property and equipment are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if an impairment exists pursuant to the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of its carrying value or net realizable value. Effective January 1, 2002, the Company adopted SFAS 144. The adoption of this statement did not have a material impact on the Company's financial position or results of operations. See Note 5 for a description of impairment charges recognized during 2003 and 2002.

Intangible Assets
Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is no longer amortized. Prior to January 1, 2002, goodwill was amortized on a straight-line basis, over periods not exceeding 40 years. Beginning January 1, 2002, goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The vast majority of goodwill relates to and is assigned directly to a specific reporting unit. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis.

The following analysis shows the impact on the Company's statement of operations of discontinuing goodwill amortization had SFAS 142 been effective for 2001:
	Year Ended December 31,
	2003	2002	2001
Reported income (loss) from continuing operations	$(552.9)	$68.0	$(550.1)
Add back:
Goodwill amortization	--	--	164.4
Tax benefit on goodwill amortization	--	--	(23.6)
Adjusted income (loss) from continuing operations	$(552.9)	$68.0	$ (409.3)

Basic earnings (loss) per share:
Reported earnings (loss) from continuing operations	$ (1.43)	$0.18	$ (1.49)
Add back: goodwill amortization, net of tax	--	--	0.38
Adjusted earnings (loss) from continuing operations	$ (1.43)	$0.18	$ (1.11)

Diluted earnings (loss) per share:
Reported earnings (loss) from continuing operations	$ (1.43)	$0.18	$ (1.49)
Add back: goodwill amortization, net of tax	--	--	0.38
Adjusted earnings (loss) from continuing operations	$ (1.43)	$0.18	$ (1.11)

Other intangible assets include, principally, customer lists, trade names, customer relationships and other intangible assets acquired from an independent party. Effective January 1, 2002, with the adoption of SFAS 142, intangible assets with an indefinite life, namely certain trade names, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives generally ranging from 7 to 40 years. Indefinite-lived intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. See Note 5 for a description of impairment charges recognized in 2002 and 2003.

As of December 31, 2003, the Company's remaining unamortized goodwill balance and intangible assets were $3,310.6 and $42.0, respectively. The Company estimates that, based on its current intangible assets, amortization expense will be approximately $11 in each of the next five years.

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

As required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS 109") the Company is required to evaluate on a quarterly basis the realizability of its deferred tax assets. SFAS 109 requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence, a valuation allowance must be considered. See Note 7 for details of valuation allowances established in 2003.

Income taxes are generally not provided on undistributed earnings of foreign subsidiaries because these earnings are considered to be permanently invested.

Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the year but also include the dilutive effect of stock-based incentives and option plans (including stock options and awards to restricted stock), the assumed conversion, as applicable, of the convertible notes as described in Note 8, and the assumed conversion, as applicable, of the Series A Mandatory Convertible Preferred Stock as discussed in Note 9.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The new accounting pronouncements established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or a liability measured at its fair value. Changes in the derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met.

See Note 13 for a discussion of derivative instruments.

Stock Option Plans

The Company has various stock-based compensation plans as discussed in Note 10. The stock-based compensation plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations. Generally, all employee stock options are issued with the exercise price equal to the market price of the underlying shares at the grant date and therefore, no compensation expense is recorded. The intrinsic value of restricted stock grants and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period.

If compensation cost for the Company's stock option plans and its Employee Stock Purchase Plan ("ESPP") had been determined based on the fair value at the grant dates as defined by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's pro forma income (loss) from continuing operations and earnings (loss) per share from continuing operations would have been as follows:
	Year Ended December 31,
	2003	2002	2001
Income (loss) from continuing operations
As reported, income (loss) from continuing operations	$(552.9)	$ 68.0	$(550.1)
Add back:
Stock-based employee compensation expense included in net income (loss) from continuing operations, net of tax	22.7	28.9	28.1
Deduct:
Total fair value of stock based employee compensation expense, net of tax	(57.4)	(65.4)	(96.0)
Pro forma income (loss) from continuing operations	$(587.6)	$ 31.5	$(618.0)

Earnings (loss) per share from continuing operations

Basic earnings (loss) per share
As reported	$ (1.43)	$ 0.18	$ (1.49)
Pro forma	$ (1.52)	$ 0.08	$ (1.67)

Diluted earnings (loss) per share
As reported	$ (1.43)	$ 0.18	$ (1.49)
Pro forma	$ (1.52)	$ 0.08	$ (1.67)

For purposes of this pro forma information, the fair value of shares issued under the ESPP was based on the 15% discount received by employees. The weighted-average fair value (discount) on the date of purchase for stock purchased under this plan was $1.88, $3.21 and $4.50 in 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The weighted-average fair value of options granted during 2003, 2002 and 2001 was $4.96, $9.76 and $12.55, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
	2003	2002	2001

Expected option lives	6 years	6 years	6 years

Risk free interest rate	3.31%	4.66%	4.89%

Expected volatility	43.86%	35.79%	30.35%

Dividend yield	0%	1.58%	1.19%

Recent Accounting Standards

In December 2003, Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"), was revised ("SFAS 132-R"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans but does not alter any recognition or measurement issues promulgated under other standards. This statement retains the disclosure requirements contained in SFAS 132, which it replaces, and requires additional disclosures concerning the assets, obligations, cash flows, and net periodic benefit costs of both defined benefit pension plans and defined benefit postretirement plans. SFAS 132-R requires information to be provided separately for pension plans and for other postretirement benefit plans. With the exception of certain requirements related to foreign plans and ten-year expected payout provisions, disclosures not required for 2003, the Company adopted SFAS 132-R in 2003 (see Note 11 to the Consolidated Financial Statements).

In June 2001, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), was issued. SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. The adoption of this statement in 2003 did not have a material impact on the Company's financial position or results of operations.

In June 2002, Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), was issued. SFAS 146 changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2003. It has no effect on charges recorded for exit activities begun prior to this date. The adoption of this statement did not have a material impact on the Consolidated Financial Statements of the Company.

In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), an amendment of FASB Statement No. 123 ("SFAS 123") was issued. The Company is choosing to continue with its current practice of applying the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure requirements of SFAS 148.

In April 2003, Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on the Company's Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

During 2003, Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), was issued. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3. The standard was adopted effective the third quarter of 2003, as modified by FSP 150-3, and did not have a material impact on its Consolidated Results of Operations or Financial Position.

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. Disclosures concerning guarantees are found in Note 16 to the Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") (FIN 46-R) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the Company's quarter ended March 31, 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions no later than the Company's quarter ended March 31, 2004. Non-SPEs created prior to February 1, 2003, should be accounted for under the revised interpretation's provisions no later than the Company's second quarter of fiscal 2004. The Company has not entered into any material arrangements with VIEs created after January 31, 2003 and has determined that the adoption of FIN 46-R will not have a material impact on its results of operations and financial condition.

In January 2004, FASB Staff Position ("FSP") No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-1"), was issued which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the new legislation. The Company has elected to defer the accounting until further guidance is issued by the FASB. The measurements of the Company's postretirement accumulated benefit plan obligation and net periodic benefit cost disclosed in Note 11 do not reflect the effects of the new legislation. The guidance, when issued, could require the Company to change previously reported information.

Note 2: Earnings Per Share

The following sets forth the computation of earnings per share for income available to common stockholders for the years ended December 31:
(number of shares in millions)	2003	2002	2001
Basic
Income (loss) from continuing operations	$(552.9)	$ 68.0	$(550.1)
Income from discontinued operations	101.2	31.5	15.6
Net Income (loss) - basic	$(451.7)	$ 99.5	$(534.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
Weighted average number of common shares outstanding	385.5	376.1	369.0

Earnings (loss) per share from continuing operations	$ (1.43)	$ 0.18	$(1.49)
Earnings per share from discontinued operations	0.26	0.08	0.04
Earnings (loss) per share - basic	$ (1.17)	$ 0.26	$(1.45)

Diluted (a)
Income (loss) from continuing operations - diluted	$(552.9)	$ 68.0	$(550.1)
Income from discontinued operations	101.2	31.5	15.6
Net Income (loss) - diluted	$(451.7)	$ 99.5	$(534.5)

Weighted average number of common shares outstanding	385.5	376.1	369.0

Weighted average number of incremental shares in connection with
restricted stock and assumed exercise of stock options	--	5.2	--

Weighted average number of common shares outstanding - diluted	385.5	381.3	369.0

Earnings (loss) per share from continuing operations	$ (1.43)	$ 0.18	$(1.49)
Earnings per share from discontinued operations	0.26	0.08	0.04
Earnings (loss) per share - diluted	$ (1.17)	$ 0.26	$(1.45)

(a)

The computation of diluted earnings per share excludes the weighted average number of incremental shares in connection with stock options and restricted stock, the assumed conversion of the 4.5%, 1.87% and 1.80% Convertible Notes (see Note 8) and the assumed conversion of the Series A Mandatory Convertible Preferred Stock, when they are antidilutive.

The computation of diluted earnings per share for 2003, 2002 and 2001 excludes the assumed conversion of the Zero-Coupon Convertible Senior Notes due 2021 (see Note 8) as they are contingently convertible and assume cash settlement of the related put option. In April 2003, the Company repurchased these Notes.

The assumed exercise of stock options and the assumed conversion of restricted stock, Convertible Subordinated Notes and the Series A Mandatory Convertible Preferred Stock would have added the following diluted shares outstanding had they been dilutive:

		Year Ended Decmeber 31,
		2003	2002	2001
	Stock Options and Restricted Stock	4.2	--	7.6
	Convertible Notes	16.7	13.1	13.1
	Series A Mandatory Convertible Preferred Stock	0.8	N/A	N/A
	Total	21.7	13.1	20.7

Note 3: Acquisitions, Deferred Payments and Dispositions

Consolidated Subsidiaries

Acquisitions
The Company acquired numerous advertising and specialized marketing and communications services companies during the three-year period ended December 31, 2003. The aggregate purchase price, including cash and stock payments, was as follows:
(Number of Shares in Millions)	Number of	Consideration			Number of
	Acquisitions	Cash	Stock	Total	Shares Issued

2003 - Purchases	2	$ 4.0	$ --	$ 4.0	--

2002 - Purchases	9	$ 48.2	$ 1.1	$ 49.3	--

2001 - Purchases	19	$ 84.7	$ 14.0	$ 98.7	0.5
- Pooling	1	--	1,631.0	1,631.0	58.2
Total	20	$ 84.7	$1,645.0	$1,729.7	58.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The table above excludes amounts paid related to NFO which is classified as a discontinued operation in the accompanying statement of cash flows.

The value of the stock issued for acquisitions is based on the market price of the Company's stock at the time of the transaction. For those entities accounted for as purchase transactions, the purchase price of the acquisitions has been allocated to identifiable assets acquired and liabilities assumed based on estimated fair values with any excess being recorded as goodwill.

Details of businesses acquired in transactions accounted for as purchases were as follows:
	2003	2002	2001
Consideration for new acquisitions	$ 4.0	$ 49.3	$ 98.7
Less: fair value of net assets of new acquisitions	(0.5)	(13.9)	(17.1)
Goodwill recorded for new acquisitions	$ 3.5	$ 35.4	$ 81.6

Cash paid for new acquisitions	$ 4.0	$ 48.2	$ 84.7
Cash paid for prior acquisitions	221.2	240.0	227.1
Less: cash acquired	(0.6)	(11.4)	(3.0)
Net cash paid for acquisitions	$224.6	$276.8	$308.8

The table above excludes amounts related to NFO.

2003 Acquisitions

Purchases
The results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates, both of which were in the first half of the year. Neither of the acquisitions made in 2003 was significant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The following table shows the historical results of the Company and True North for the three-month period prior to the consummation of the merger:
Three Months
Ended
March 31, 2001
(Unaudited)
Revenue:
IPG	$1,214.7
True North	356.0
Revenue	$1,570.7

Income (loss) from continuing operations:
IPG	$ (44.2)
True North	9.5
Income (loss) from continuing operations	$ (34.7)

Payments for Prior Acquisitions

Deferred Payments

During the three-year period ended December 31, 2003, the Company made the following payments on acquisitions that had closed in prior years:
	2003	2002	2001
Cash	$141.1	$192.3	$188.5
Stock	49.8	72.9	23.4
Total	$190.9	$265.2	$211.9

Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance and are recorded as an increase to goodwill and other intangibles. The amount of payment is contingent upon the achievement of projected operating performance targets. The table above excludes NFO, which is classified as a discontinued operation. NFO had deferred payments of $0.1 in 2002 and $4.0 in 2001.

Purchase of Additional Interests

During the three years ended December 31, 2003, the Company made the following payments to purchase additional equity interests in certain consolidated subsidiaries:
	2003	2002	2001
Cash	$52.3	$33.2	$35.8
Stock	6.3	10.3	19.4
Total	$58.6	$43.5	$55.2

Other Payments

During three years ended December 31, 2003, the Company made the following payments principally related to loan notes and guaranteed deferred payments that had been previously recognized on the balance sheet:
	2003	2002	2001
Cash	$27.8	$14.5	$2.8
Stock	0.1	--	3.2
Total	$27.9	$14.5	$6.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Dispositions
On July 10, 2003, the Company completed the sale of its NFO research unit to TNS. The consideration for the sale was $415.6 ($376.7, net of cash sold and expenses) in cash and approximately 11.7 million ordinary shares of TNS. TNS will pay the Company an additional $10 in cash approximately one year following the closing of this divestiture contingent on the market price per TNS ordinary share continuing to exceed 146 pence (equivalent to approximately $2.50 at current exchange rates) during a specified averaging period one year from closing. As a result of this sale, the Company recognized a pre-tax gain of $99.1 ($89.1 net of tax) in the third quarter of 2003 after certain post closing adjustments. The TNS shares received in connection with the transaction were sold in December 2003 resulting in net proceeds of $42.2. A gain of $13.3 was recorded in "other income" in the accompanying Consolidated Statement of Operations.

The results of NFO are classified as a discontinued operations in accordance with SFAS 144 and, accordingly the results of operations and cash flows have been removed from the Company's results of continuing operations and cash flows for all periods presented in this document.

During 2003 (through July 10th), 2002 and 2001 revenue of NFO was as follows:
	2003	2002	2001
Revenue	$250.1	$466.1	$438.5

Income from discontinued operations consists of the following:
	2003	2002	2001
Pre-tax income from discontinued operations	$ 20.4	$53.9	$26.3
Tax expense	8.3	22.4	10.7
Net income	12.1	31.5	15.6
Gain on sale, net of taxes	89.1	--	--
Income from discontinued operations	$101.2	$31.5	$15.6

Note 4: Restructuring and Other Merger-related Costs

During 2003, the Company recorded restructuring charges of $175.6 in connection with the 2003 and 2001 restructuring programs as discussed below.

2003 Program
During the second quarter of 2003, the Company announced that it would undertake restructuring initiatives in response to softness in demand for advertising and marketing services. The restructuring initiatives include severance and lease terminations.

During 2003, the Company recorded pre-tax restructuring charges of $175.6, of which $163.2 related to the 2003 program. The pre-tax restructuring charge for the 2003 program was composed of severance costs of $126.2 and lease terminations costs of $37.0. Included in the $37.0 of lease termination costs was $4.8 related to the write-off of leasehold improvements on vacated properties. The charges related to leases terminated as part of the 2003 program are recorded at net present value and are net of estimated sublease income amounts. The discount relating to lease terminations will be amortized over future periods. In addition, a charge of $16.5 has been incurred in 2003 related to acceleration of amortization of leasehold improvements on premises included in the 2003 program. The charge related to such amortization is included in office and general expenses in the accompanying Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

A summary of the liability for restructuring charges related to the 2003 restructuring plan is as follows:
	2003 Charges	Non-cash Charges	2003 Cash Payments	Foreign Currency Adjustment	Liability at December 31, 2003
TOTAL BY TYPE
Severance and termination costs	$126.2	$1.4	$88.3	$1.2	$37.7
Lease terminations and other exit costs	37.0	4.8	8.5	0.4	24.1
Total	$163.2	$6.2	$96.8	$1.6	$61.8

The severance and termination costs recorded to date relate to a reduction in workforce of approximately 2,900 employees worldwide. The employee groups affected include all levels and functions across the Company: executive, regional and account management and administrative, creative and media production personnel. Approximately 30% of the charge relates to severance in the US, 15% to severance in the UK, 10% to severance in France with the remainder largely relating to the rest of Europe, Asia and Latin America.

Lease termination costs, net of estimated sublease income, relate to the offices that have been or will be vacated as part of the restructuring. Fifty-five locations have already been vacated and an additional 25 are to be vacated, with substantially all actions to be completed by June 30, 2004; however, given the remaining lease terms involved, the cash portion of the charge will be paid out over a period of several years. The majority of the offices to be vacated are located in the US, with approximately one third in overseas markets, principally in Europe.

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

During 2003, the Company recorded restructuring charges of $175.6, of which $12.4 related to additional losses on properties vacated as part of the 2001 program.

A summary of the remaining liability for restructuring charges related to the 2001 restructuring plan is as follows:
	Liability at December 31, 2002	2003 Charge	2003 Cash Payments	Liability at December 31, 2003
TOTAL BY TYPE
Severance and termination costs	$ 15.9	$ --	$10.9	$ 5.0
Lease terminations and other exit costs	94.6	12.4	33.1	73.9
Total	$110.5	$12.4	$44.0	$78.9

The Company terminated approximately 7,000 employees in connection with the 2001 restructuring program. The Company downsized or vacated approximately 180 locations. Given the remaining lease terms involved, the remaining liabilities will be paid out over a period of several years. Lease termination and related costs included write-offs related to the abandonment of leasehold improvements as part of the office vacancies.

Other exit costs related principally to the impairment loss on sale or closing of certain business units in the US and Europe. In the aggregate, the businesses sold or closed represented an immaterial portion of the revenue and operating profit of the Company. The write-off amount was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets. The sales and closures had been completed by September 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Note 5: Long-Lived Asset Impairment and Other Charges

Long-Lived Asset Impairment and Other Charges
The following table summarizes the long-lived asset impairment and other charges for 2003, 2002, and 2001:

	2003	2002	2001
Goodwill impairment	$221.0	$ 82.1	$303.1
Fixed asset impairment	49.7	24.7	--
Current capital expenditure impairment	16.2	8.3	--
Record fair value of put option	--	12.0	--
Total	$286.9	$127.1	$303.1

2003 Impairments
During 2003, the Company recorded total charges of $286.9 related to the impairment of long-lived assets. This amount includes $221.0 related to goodwill at OWW and $63.8 related to the Company's Motorsports businesses.

OWW
During the third quarter of 2003, the Company performed its annual impairment review for goodwill and other intangible assets and recorded a non-cash charge of $221.0. The charge was required to reduce the carrying value of goodwill at the Company's OWW reporting unit. OWW is separate from Motorsports and offers a variety of sports marketing services including athlete representation, TV rights distribution and other marketing and consulting services.

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

Motorsports
The Company's Motorsports unit owned and leased certain racing circuit facilities that were used for automobile, motorcycle and go-cart racing, primarily in the UK. On January 12, 2004, the Company completed the sale of a business comprising the four motorsports circuits (including Brands Hatch, Oulton Park, Cadwell Park and Snetterton) (the "four owned circuits"), owned by its Brands Hatch subsidiaries, to MotorSport Vision Limited. The consideration for the sale was approximately 15 million Pounds, (approximately $26) before expenses. An additional contingent amount of up to 2 million Pounds, (approximately $4) may be paid to the Company depending upon the future financial results of the operations being sold. The Company and its Brands Hatch subsidiaries retain their interests and contractual commitments relating to the Silverstone circuit. The Company recognized an impairment loss related to the four owned circuits of $38.0 in the fourth quarter of 2003 and has classified the relevant assets and liabilities as held for sale in the Consolidated Balance Sheet of the Company as of December 31, 2003. See Note 16 below for a discussion of the Company's remaining contingent obligations related to motorsports.

In addition to the Brands Hatch impairment charge, $25.8 in charges was incurred related to the impairment of other assets, including $16.2 of current capital expenditure outlays that the Company is contractually required to spend to upgrade and maintain certain of its remaining Motorsports racing facilities, as well as an impairment of assets at other Motorsports entities. At December 31, 2003, there were additional capital expenditure commitments of approximately $25, which are expected to be impaired as incurred based on the cash flow analysis for the relevant asset groupings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

2002 Impairments
Beginning in the second quarter of 2002 and continuing in subsequent quarters, certain of the Motorsports businesses experienced significant operational difficulties, including significantly lower than anticipated attendance at the marquee British Grand Prix race in July 2002. These events and a change in management at Motorsports in the third quarter of 2002 led the Company to begin assessing its long-term strategy for Motorsports.

In accordance with the provisions of SFAS 142, the Company prepared a discounted cash flow analysis which indicated that the book value of Motorsports significantly exceeded its estimated fair value and that a goodwill impairment had occurred. In addition, as a result of the goodwill analysis, the Company assessed whether there had been an impairment of the Company's long-lived assets in accordance with SFAS 144. The Company concluded that the book value of certain asset groupings at Motorsports was significantly higher than their expected future cash flows and that an impairment had occurred. Accordingly, the Company recognized a non-cash impairment loss and related charge of $127.1 in 2002. The charges included $82.1 of goodwill impairment, $33.0 of fixed assets and capital expenditure write-offs, and $12.0 to record the fair value of an associated put option.

2001 Impairments
Following the completion of the True North acquisition in 2001 and the realignment of certain of the Company's businesses, the Company evaluated the realizability of various assets. In connection with this review undiscounted cash flow projections were prepared for certain investments, and the Company determined that the goodwill attributable to certain business units was stated at an amount in excess of the future estimated cash flows. As a result, an impairment charge of $303.1 was recorded in 2001. Of the total write-off, $221.4 was recorded in the second quarter, with the remainder recorded in the third quarter. The largest components of the goodwill impairment and other charges were Capita Technologies, Inc. (approximately $145) and Zentropy Partners (approximately $16), both internet services businesses. The remaining amount primarily related to several other businesses, including internet services, healthcare consulting and certain advertising offices in Europe and Asia Pacific.

Note 6: Other Income (Expense)

Investment Impairment
The Company continually monitors its investments to assess their realizability. Where an "other than temporary" impairment is deemed to have occurred an impairment charge is recorded in the relevant period to adjust the carrying value of the investment to estimated fair value.

During 2003, the Company recorded $84.9 in investment impairment charges related to 21 investments. The charge related principally to investments in the Middle East, Latin America, and Japan with additional amounts in Canada, Europe, and the United States. The majority of the charge related to impairments arising from deteriorating economic conditions in the countries in which the entity operates.

During 2002, the Company recorded $39.7 of investment impairment primarily related to certain investments of OWW, the Company's sports marketing business within SEG.

During 2001, the Company recorded total investment impairment charges of $210.8. The charge included $160.1 related to the impairment of investments primarily in publicly traded internet-related companies, including marchFIRST, Inc. (an internet professional services firm), which had filed for relief under Chapter 11 of the Federal Bankruptcy Code in April 2001. The remaining charge included write-offs for investments in non-internet companies, certain venture funds and other investments. In addition, the Company recorded a charge of $2.5 to record the fair value of a put option. The impairment charges adjusted the carrying value of investments to the estimated market value where an other than temporary impairment had occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Other Income
The following table sets forth the components of other income:
	2003	2002	2001
Gains (losses) on sales of businesses	$ 0.2	$(0.2)	$12.3
Gain on sale of TNS shares	13.3	--	--
Gain on sale of Modem Media shares	30.4	--	--
Gains (losses) on sales of other available-for-sale securities	4.1	5.3	(2.5)
Miscellaneous investment income	2.0	2.8	3.9
	$50.0	$ 7.9	$13.7

The Company sold approximately 11 million of the shares it owned as an equity investment in Modem Media in exchange for net proceeds of approximately $57. A pre-tax gain of approximately $30 was recorded.

Also in December 2003, the Company sold all of the approximately 11.7 million shares of TNS it had acquired through the sale of NFO (see Note 3) for approximately $42 of net proceeds.

During 2002, the Company sold an unconsolidated affiliate in the United States for proceeds of $5.2 and a marketing services affiliate for proceeds of $3.8.

During 2001, the Company sold a marketing services affiliate in Europe for proceeds of approximately $5 and various non-core marketing services affiliates in the United States for proceeds of $6.9.

Note 7: Provision for Income Taxes

The Company accounts for income taxes under SFAS 109. SFAS 109 applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recognized in the Consolidated Financial Statements and tax returns.

Continuing Operations

The components of income (loss) from continuing operations before provision for (benefit of) income taxes, equity earnings, and minority interest expense are as follows:
	Year Ended December 31,
	2003	2002	2001
Domestic	$11.8	$335.9	$(481.0)
Foreign	(280.8)	(124.5)	(105.4)

Total	$(269.0)	$211.4	$(586.4)

The provision for (benefit of) income taxes on continuing operations consists of:
Federal Income Taxes (Including
Foreign Withholding Taxes):
Current	$ 15.8	$ 1.8	$ 44.4
Deferred	41.9	118.2	(142.7)
	57.7	120.0	(98.3)
State and Local Income Taxes:
Current	27.0	25.9	2.9
Deferred	(8.7)	2.7	(36.5)
	18.3	28.6	(33.6)

Foreign Income Taxes:
Current	139.7	44.6	74.0
Deferred	38.3	(75.3)	(8.2)
	178.0	(30.7)	65.8
Total	$254.0	$117.9	$ (66.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Total Operations

The components of income (loss) on total operations before provision for (benefit of) income taxes, equity earnings, and minority interest expense are as follows:

	Year Ended December 31,
	2003	2002	2001
Domestic	$ 116.8	$353.6	$(474.3)
Foreign	(266.9)	(88.2)	(89.2)
Total	$(150.1)	$265.4	$(563.5)

The provision for (benefit of) income taxes consists of:

Federal Income Taxes (Including
Foreign Withholding Taxes):
Current	$ 27.5	$ 6.2	$ 48.2
Deferred	41.8	120.1	(144.4)
	69.3	126.3	(96.2)

State and Local Income Taxes:
Current	27.8	26.6	3.7
Deferred	(8.7)	3.3	(36.9)
	19.1	29.9	(33.2)

Foreign Income Taxes:
Current	145.7	52.5	83.9
Deferred	38.2	(68.4)	(9.9)
	183.9	(15.9)	74.0
Total	$272.3	$140.3	$ (55.4)

At December 31, 2003 and 2002 the deferred tax assets consisted of the following items:
	December 31,
	2003	2002
Postretirement/postemployment benefits	$ 20.9	$ 22.4
Deferred compensation	180.9	141.1
Pension costs	59.0	47.1
Basis differences in fixed assets	21.9	0.7
Rent	0.8	(6.3)
Interest	(8.5)	(7.2)
Accrued reserves	59.1	24.6
Allowance for doubtful accounts	26.9	33.5
Basis differences in intangible assets	18.9	50.7
Investments in equity securities	19.0	5.8
Tax loss/tax credit carryforwards	227.6	155.0
Restructuring and other merger-related costs	51.4	130.1
Other	39.3	18.7

Total deferred tax assets, net	717.2	616.2
Valuation allowance	(171.0)	(69.3)

Net deferred tax assets	$ 546.2	$ 546.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The valuation allowance of $171.0 and $69.3 at December 31, 2003 and 2002, respectively, applies to certain deferred tax assets, including US tax credits, US capital loss carryforwards and net operating loss carryforwards in certain jurisdictions that, in the opinion of management, are more likely than not, not to be utilized. The change during 2003 in the deferred tax valuation allowance primarily relates to uncertainties regarding the utilization of tax credits, capital loss carryforwards and net operating loss carryforwards. At December 31, 2003, there are $51.8 of tax credit carryforwards with expiration periods beginning in 2004 and ending in 2008. There are also $175.8 of loss carryforwards, of which $33.8 are US capital and net operating loss carryforwards that expire in the years 2008 through 2022. The remaining $142.0 are non-US net operating loss carryforwards of $114.6 with unlimited carryforward periods and $27.4 with expiration periods from 2004 through 2019. The Company has concluded that it is more likely than not that the net deferred tax asset balance will be realized.

Effective Tax Rate Reconciliation on Continuing Operations

A reconciliation of the effective income tax rate on continuing operations before equity earnings and minority interest expense as shown in the Consolidated Statement of Operations to the federal statutory rate is as follows:
Continuing Operations	Year Ended December 31,
	2003	2002	2001
US Federal statutory income tax rate	35.0%	35.0%	35.0%

Federal Income tax provision (benefit) at statutory rate	$(94.2)	$ 74.0	$(205.2)
State and local income taxes, net of federal income tax benefit	11.1	18.4	15.8
Impact of foreign operations, including withholding taxes	106.4	(3.2)	25.5
Goodwill and intangible asset amortization	--	--	33.4
Change in valuation allowance	84.4	27.5	(11.4)
Goodwill and other long-lived asset impairment	98.6	7.2	65.9
Restructuring and other merger-related costs	15.2	(0.1)	26.5
Investment impairments	15.0	--	--
Other	17.5	(5.9)	(16.6)
Provision (benefit) for income taxes	$254.0	$117.9	$ (66.1)

Effective tax rate on continuing operations	94.4%	55.8%	(11.3)%

Effective Tax Rate Reconciliation on Total Operations

A reconciliation of the effective income tax rate on total operations before equity earnings and minority interest expense to the federal statutory rate is as follows:
Total Operations	Year Ended December 31,
	2003	2002	2001
US Federal statutory income tax rate	35.0%	35.0%	35.0%

Federal Income tax provision (benefit) at statutory rate	$ (52.5)	$ 92.9	$(197.2)
State and local income taxes, net of federal income tax benefit	11.6	19.4	16.3
Impact of foreign operations, including withholding taxes	107.4	(1.2)	26.6
Goodwill and intangible asset amortization	--	--	34.4
Change in valuation allowance	101.7	27.5	(11.4)
Goodwill and other long-lived asset impairment	98.6	7.2	65.9
Restructuring and other merger-related costs	15.2	(0.5)	26.5
Investment impairments	15.0	--	--
Basis difference on disposals	(42.7)	--	--
Other	18.0	(5.0)	(16.5)
Provision (benefit) for income taxes	$272.3	$140.3	$(55.4)

Effective tax rate on total operations	181.4%	52.9%	(9.8)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The Company's effective income tax rate for 2003 was negatively impacted by the restructuring charges, non-deductible long-lived asset impairment charges and non-deductible investment impairment charges relating to unconsolidated affiliates. In addition, the tax rate in 2003 was negatively impacted by the establishment of valuation allowances on certain deferred tax assets as well as losses incurred in non-US jurisdictions with tax benefits at rates lower than the US statutory rates. All of these factors contributed to the Company's recording a tax provision of $254.0 on a pre-tax loss of $269.0 for 2003.

As required by SFAS 109, the Company is required to evaluate on a quarterly basis the realizability of its deferred tax assets. SFAS 109 requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence, establishment of a valuation allowance must be considered. The Company believes that cumulative losses in the most recent three-year period represent sufficient negative evidence under the provisions of SFAS 109 and, as a result, the Company determined that certain of its deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance was established relate primarily to foreign net operating and US capital loss carryforwards. During 2003, a valuation allowance of $53.9 was established in continuing operations on existing deferred tax assets. In addition, $26.8 of valuation allowances were established in continuing operations for current year losses incurred in jurisdictions where a benefit is not currently expected, and $3.7 of valuation allowances were established in continuing operations for certain US capital and other loss carryforwards. The total valuation allowance as of December 31, 2003 was $171.0.

The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $750 and $795 at December 31, 2003 and 2002, respectively. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes on that portion of undistributed earnings which is available for dividends are not practicably determinable.

On April 21, 2003, the Company received a notice from the Internal Revenue Service ("IRS") proposing adjustments to the Company's taxable income that would result in additional taxes, including conforming adjustments to state and local tax returns of $41.5 (plus interest) for the taxable years 1994 to 1996. The Company believes that the tax positions that the IRS has challenged comply with applicable law and intends to defend those positions vigorously. The Company filed a Protest with the IRS Appeals Office on July 21, 2003. Although the ultimate resolution of these matters will likely require the Company to pay additional taxes, any such payments will not have a material effect on the Company's financial position, cash flows or results of operations.

The IRS commenced its examination of the Company's 1997 to 2002 income tax returns in February 2004. In an attempt to become more current, the IRS is examining these multiple years in the normal course.

In addition, the Company and certain of its subsidiaries are party to various other tax examinations, some of which have resulted in assessments. The Company intends to vigorously defend any and all assessments and believes that additional taxes (if any) that may ultimately result from the settlement of such assessments or open examinations would not have a material adverse effect on the Company's financial position, cash flows or results of operations.

Note 8: Debt

Revolving Credit Agreements
On June 27, 2000, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of five years and for borrowings of up to $375.0 (the "Five-Year Revolving Credit Facility"). On May 16, 2002, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of 364 days and for borrowings of up to $500.0 (the "Old 364-Day Revolving Credit Facility"). The Company replaced the Old 364-Day Revolving Credit Facility with a new 364-day revolving credit facility, which it entered into with a syndicate of banks on May 15, 2003 (the "New 364-Day Revolving Credit Facility" and, together with the Five-Year Revolving Credit Facility, both as amended from time to time, the "Revolving Credit Facilities"). The New 364-Day Revolving Credit Facility provides for borrowings of up to $500.0, $200.0 of which are available to the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

for the issuance of letters of credit. The New 364-Day Revolving Credit Facility expires on May 13, 2004. However, the Company has the option to extend the maturity of amounts outstanding on the termination date under the New 364-Day Revolving Credit Facility for a period of one year, if EBITDA, as defined in the agreements, for the four fiscal quarters most recently ended was at least $831.0 (for purposes of this EBITDA calculation, only $125.0 of non-recurring restructuring charges may be added back to EBITDA). The Revolving Credit Facilities are used for general corporate purposes. As of December 31, 2003, $160.1 was utilized under the New 364-Day Revolving Credit Facility for the issuance of letters of credit, $0.0 was borrowed under the New 364-Day Revolving Credit Facility and $0.0 was borrowed under the Five-Year Revolving Credit Facility. As of March 12, 2004, $136.0 was obligated under the New 364-Day Revolving Credit Facility for the issuance of letters of credit, $0.0 was borrowed under the New 364-Day Revolving Credit Facility and $0.0 of the $375.0 available was borrowed under the Five-Year Revolving Credit Facility.

The Revolving Credit Facilities bear interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. The interest rates on base rate loans and LIBOR loans under the Revolving Credit Facilities are affected by the facilities' utilization levels and the Company's credit ratings. In connection with the New 364-Day Revolving Credit Facility, the Company agreed to new pricing under the Revolving Credit Facilities that increased the interest spread payable on loans under the Revolving Credit Facilities by 25 basis points. Based on the Company's current credit ratings, interest rates on loans under the New 364-Day Revolving Credit Facility are currently calculated by adding 175 basis points to LIBOR or 25 basis points to the applicable bank base rate, and interest rates on loans under the Five-Year Revolving Credit Facility are currently calculated by adding 170 basis points to LIBOR or 25 basis points to the applicable bank base rate.

The Company's Revolving Credit Facilities include financial covenants that set (i) maximum levels of debt for borrowed money as a function of EBITDA, (ii) minimum levels of EBITDA as a function of interest expense and (iii) minimum levels of EBITDA (in each case, as defined in those agreements).

As of December 31, 2003, the Company was, and expects to continue to be, in compliance with all of the covenants (including the financial covenants, as amended) contained in the Revolving Credit Facilities.

On February 10, 2003, certain defined terms relating to financial covenants contained in the Five-Year Revolving Credit Facility and the Old 364-Day Revolving Credit Facility were amended effective as of December 31, 2002 to include in the definition of debt for borrowed money the Company's 1.8% Convertible Subordinated Notes due 2004 and 1.87% Convertible Subordinated Notes due 2006. In addition, the definition of Interest Expense was also amended to include all interest with respect to these Subordinated Notes.

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

As of September 29, 2003, these additions to the definition of EBITDA were replaced with the following items: (i) up to $161.4 of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002; (ii) up to $275.0 of non-recurring restructuring charges (up to $240.0 of which may be cash charges) taken in the fiscal quarter ended March 31, 2003 and each of the fiscal periods ending June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004; (iii) up to $70.0 of non-cash, non-recurring charges taken with respect to the impairment of the remaining book value of the Company's Motorsports business; (iv) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company's Motorsports business; (v) up to $300.0 of non-cash, non-recurring goodwill or investment impairment charges taken in the fiscal periods ending September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004; (vi) up to $135.0 in payments made by the Company (up to $40.0 of which may be in cash) with respect to the fiscal periods ending September 30, 2003, December 31, 2003 and March 31, 2004, relating to the settlement of certain litigation matters;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

(vii) $24.8 in respect of the early repayment by the Company of all amounts outstanding under the Prudential Agreements with respect to the fiscal quarter ended September 30, 2003; and (viii) non-cash charges related to the adoption by the Company of the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards No. 123 and Statement of Financial Accounting Standards No. 148. The definition of EBITDA was also separately amended to give the Company flexibility to settle its commitments under certain leasing and Motorsports event contractual arrangements. The Company paid a fee of 10 basis points of the total commitments under each of the Revolving Credit Facilities in consideration for these amendments to the definition of EBITDA.

In determining the Company's compliance with the financial covenants as of December 31, 2003, the following charges were added back to the definition of EBITDA: (i) $176.2 of restructuring charges ($153.5 of which were cash charges), (ii) $47.4 of non-cash charges with respect to the impairment of the remaining book value of the Company's Motorsports business, (iii) $16.2 of impairment charges taken with respect to capital expenditures of the Company's Motorsports businesses, (iv) $293.9 of goodwill or investment impairment charges and (v) $115.0 of charges (primarily non-cash) relating to certain litigation matters. Since these charges and payments were added back to the definition of EBITDA, they do not affect the ability of the Company to comply with its financial covenants. Any charges incurred by the Company as a result of its restructuring program after March 31, 2004 will not be added back to EBITDA in determining whether the Company is in compliance with its financial covenants.

The terms of the Revolving Credit Facilities restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company's domestic subsidiaries to incur additional debt in excess of $65.0. Certain of these limitations were modified upon the Company's issuance on March 13, 2003 of 4.5% Convertible Senior Notes due 2023 (the "4.5% Notes") in an aggregate principal amount of $800.0, from which the Company received net cash proceeds equal to approximately $778. In addition, pursuant to a tender offer that expired on April 4, 2003, the Company purchased $700.5 in aggregate principal amount at maturity of its Zero-Coupon Convertible Senior Notes due 2021 (the "Zero-Coupon Notes"). As a result of these transactions, the Company's permitted level of annual new cash acquisition spending has increased to $100.0 and the permitted level of annual share buybacks and dividend payments not related solely to preferred stock has increased to $25.0. All limitations on dividend payments and share buybacks expire when EBITDA (as defined in the Revolving Credit Facilities) is at least $1,300.0 for four consecutive quarters. The Company's permitted level of annual capital expenditures is $175.0.

On November 18, 2003, the Revolving Credit Facilities were further amended to permit the Company to pay up to $45.0 in annual cash dividends with respect to preferred stock that is convertible into common stock of the Company within 48 months following its issuance. This $45.0 allowance is in addition to the Company's current $25.0 permitted level of annual share buybacks and general dividend payments discussed above.

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

The Company does not anticipate that any waivers will be needed under the Revolving Credit Facilities prior to, or in connection with, the refinancing of the New 364-Day Revolving Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Other Committed and Uncommitted Facilities
In addition to the Revolving Credit Facilities, at December 31, 2003 and 2002, respectively, the Company had $0.8 and $157.8 of committed lines of credit, all of which were provided by overseas banks that participate in the Revolving Credit Facilities. The decrease in the committed lines of credit was partially offset by the increase in the uncommitted lines of credit. At December 31, 2003 and 2002, respectively, $0.0 and $3.1 were outstanding under these lines of credit.

At December 31, 2003 and 2002, respectively, the Company also had $744.8 and $707.9 of uncommitted lines of credit, 68.0% and 66.8% of which were provided by banks that participate in the Revolving Credit Agreements. At December 31, 2003 and 2002, respectively, $38.1 and $213.2 were outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

Prudential Agreements
On May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999, the Company entered into five note purchase agreements, respectively, with The Prudential Insurance Company of America. The notes issued pursuant to the Prudential Agreements were repayable on May 2004, April 2005, October 2006, August 2007 and January 2009, respectively, and had interest rates of 10.01%, 9.95%, 9.41%, 9.09% and 8.05%, respectively.

Due to the high interest rates on the notes issued under the Prudential Agreements and the restrictive financial covenants contained in these agreements, the Company repaid the total principal amount and interest outstanding under the Prudential Agreements on August 8, 2003, including a prepayment penalty that resulted in a net charge of $24.8.

UBS Facility
On February 10, 2003, the Company received from UBS AG a commitment for an interim credit facility providing for $500.0 maturing no later than July 31, 2004 and available to the Company beginning May 15, 2003, subject to certain conditions. This commitment terminated in accordance with its terms when the Company received net cash proceeds in excess of $400.0 from its sale of the 4.5% Notes. The fees associated with the commitment were not material to the Company's financial position, cash flows or results of operation.

Other Debt Instruments

               (i) Convertible Senior Notes - 4.5%

In March 2003 the Company completed the issuance and sale of $800.0 aggregate principal amount of the 4.5% Notes. In April 2003, the Company used approximately $581 of the net proceeds of this offering to repurchase the Zero-Coupon Notes tendered in its concurrent tender offer and is using the remaining proceeds for the repayment of other indebtedness, general corporate purposes and working capital. The 4.5% Notes are unsecured, senior securities that may be converted into common shares if the price of the Company's common stock reaches a specified threshold, at an initial conversion rate of 80.5153 shares per one thousand dollars principal amount, equal to a conversion price of $12.42 per share, subject to adjustment. This threshold will initially be 120% of the conversion price and will decline 1/2% each year until it reaches 110% at maturity in 2023.

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

               (ii) Zero-Coupon Convertible Senior Notes

In December 2001, the Company completed the issuance and sale of approximately $702 of aggregate principal amount of Zero-Coupon Convertible Senior Notes due 2021. In April 2003, the Company used approximately $581 of the proceeds received from the issuance and sale of the 4.5% Notes to repurchase $700.5 in aggregate principal amount at maturity of its Zero-Coupon Notes. As of December 31, 2003, no Zero-Coupon Notes remained outstanding.

               (iii) Senior Unsecured Notes - 7.25%

On August 22, 2001, the Company completed the issuance and sale of $500.0 principal amount of senior unsecured notes due 2011. The notes bear interest at a rate of 7.25% per annum. The Company used the net proceeds of approximately $493 from the sale of the notes to repay outstanding indebtedness under its Revolving Credit Facilities.

               (iv) Senior Unsecured Notes - 7.875%

On October 20, 2000, the Company completed the issuance and sale of $500.0 principal amount of senior unsecured notes due 2005. The notes bear an interest rate of 7.875% per annum. The Company used the net proceeds of approximately $496 from the sale of the notes to repay outstanding indebtedness under its revolving credit facilities.

               (v) Convertible Subordinated Notes - 1.87%

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

              (vi) Convertible Subordinated Notes - 1.80%

On September 16, 1997, the Company issued $250.0 face amount of Convertible Subordinated Notes due 2004 ("2004 Notes") with a coupon rate of 1.80% and a yield to maturity of 5.25%. The 2004 Notes were issued at an original price of 80% of the face amount, generating proceeds of approximately $200, and were convertible into 6.7 million shares of the Company's common stock at a conversion rate of 26.772 shares per one thousand dollars face amount. On January 20, 2004, the Company exercised its right to redeem all of the 2004 Notes with an aggregate principal amount of approximately $250 at an aggregate price of approximately $246 (96.6813% of the principal amount of the notes plus original issue discount accrued to the redemption date, or $978.10 per $1,000 principal amount of the notes, plus accrued interest to the redemption date). None of the 2004 Notes remain outstanding as of March 12, 2004.

Short-Term Debt at December 31, 2003 and 2002

The Company and its subsidiaries have short-term lines of credit with various banks that permit borrowings at variable interest rates. At December 31, 2003 and 2002, all borrowings under these facilities were by the Company's subsidiaries and totaled $38.1 and $216.3, respectively. Where required, the Company has guaranteed the repayment of borrowings by its subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

As of December 31, 2003 and 2002, respectively, 68% and 66.8% of these short-term facilities were provided by banks that participate in the Company's Revolving Credit Facilities. The weighted-average interest rates on outstanding balances under the committed and uncommitted short-term facilities at December 31, 2003 and 2002 were approximately 5% in each year.

The following table summarizes the Company's short-term debt as of December 31, 2003 and 2002.
2003	Total Facility	Amount Outstanding at December 31, 2003	Total Available
Committed
364-day Revolving Credit Facility	$ 500.0	$ --	$ 339.9	*
Other Facilities (principally International)	0.8	--	0.8
	$ 500.8	$ --	$ 340.7
Uncommitted
Domestic	$ --	$ --	$ --
International	744.8	38.1	706.7
	$ 744.8	$ 38.1	$ 706.7
Total	$1,245.6	$ 38.1	$1,047.4

*Amount available is reduced by $160.1 of Letters of Credit issued under the Revolving Credit Facility.
2002	Total Facility	Amount Outstanding at December 31, 2002	Total Available
Committed
364-day Revolving Credit Facility	$ 500.0	$ --	$ 500.0
Other Facilities (principally International)	157.8	3.1	154.7
	$ 657.8	$ 3.1	$ 654.7
Uncommitted
Domestic	$ 27.7	$ 7.7	$ 20.0
International	680.2	205.5	474.7
	$ 707.9	$213.2	$ 494.7
Total	$1,365.7	$216.3	$1,149.4

Long-term debt at December 31 consisted of the following:
	2003	2002
Convertible Subordinated Notes - 1.80%	$ 244.1	$ 236.1
Convertible Subordinated Notes - 1.87%	337.5	328.5
Zero-Coupon Convertible Notes	--	581.0
Senior Unsecured Notes - 7.875%	522.1	533.7
Senior Unsecured Notes - 7.25%	500.0	500.0
Convertible Senior Notes - 4.5%	800.0	--
Five-Year Revolving Credit Facility - (.0525% in 2002)	--	50.3
Term Loans - 9.95% (8.05% to 10.01% in 2002)	--	157.1
Other Notes Payable and Capitalized Leases - 2.25% to 25.67%	32.5	35.0
	2,436.2	2,421.7
Less: Current Portion	244.5	604.0
Long-Term Debt	$2,191.7	$1,817.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Long-term debt maturing over the next five years and thereafter is as follows:

2004	$ 244.5
2005	$ 523.8
2006	$ 338.5
2007	$ 0.9
2008	$ 0.9
2009 and thereafter	$1,327.6

Other

On March 7, 2003, Standard & Poor's Ratings Services downgraded the Company's senior secured credit rating to BB+ with negative outlook from BBB-. On May 14, 2003, Fitch Ratings downgraded the Company's senior unsecured credit rating to BB+ with negative outlook from BBB-. On May 9, 2003, Moody's Investor Services, Inc. ("Moody's") placed the Company's senior unsecured and subordinated credit ratings on review for possible downgrade from Baa3 and Ba1, respectively. As of March 12, 2004, the Company's credit ratings continued to be on review for a possible downgrade.

Since July 2001, the Company has not repurchased its common stock in the open market.

In October 2003, the Company received a federal tax refund of approximately $90 as a result of its carryback of its 2002 loss for US federal income tax purposes and certain capital losses, to earlier periods.

Through December 2002, the Company had paid cash dividends quarterly with the most recent quarterly dividend paid in December 2002 at a rate of $0.095 per share. On a quarterly basis, the Company's Board of Directors makes determinations regarding the payment of dividends. As previously discussed, the Company's ability to declare or pay dividends is currently restricted by the terms of its Revolving Credit Facilities. The Company did not declare or pay any dividends in 2003. However, in 2004, the Company expects to pay any dividends accruing on the Series A Mandatory Convertible Preferred Stock in cash, which is expressly permitted by the Revolving Credit Facilities.

See Note 14 for discussion of fair market value of the Company's long-term debt.

Note 9: Equity Offering

On December 16, 2003, the Company sold 25.8 million shares of common stock and issued 7.5 million shares of 3-year Series A Mandatory Convertible Preferred Stock (the "Preferred Stock"). The total net proceeds received from the concurrent offerings was approximately $693. The Preferred Stock carries a dividend yield of 5.375%. On maturity, each share of the Preferred Stock will convert, subject to adjustment, to between 3.0358 and 3.7037 shares of common stock, depending on the then-current market price of the Company's common stock, representing a conversion premium of approximately 22% over the stock offering price of $13.50 per share. Under certain circumstances, the Preferred Stock may be converted prior to maturity at the option of the holders or the Company. The common and preferred stock were issued under the Company's existing shelf registration statement.

In January 2004, the Company used approximately $246 of the net proceeds from the offerings to redeem the 1.80% Convertible Subordinated Notes due 2004. The remaining proceeds will be used for general corporate purposes and to further strengthen the Company's balance sheet and financial condition.

The Company will pay annual dividends on each share of the Series A Mandatory Convertible Preferred Stock in the amount of $2.6875. Dividends will be cumulative from the date of issuance and will be payable on each payment date to the extent that dividends are not restricted under the Company's credit facilities and assets are legally available to pay dividends. The first dividend payment, which was declared on February 24, 2004, will be made on March 15, 2004.

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

Following is a summary of stock option transactions during the three-year period ended December 31:
(Number of Shares in Millions)	2003		2002		2001
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price

	Shares		Shares		Shares
Shares under option,
beginning of year	42.3	$29.35	38.3	$28.82	34.9	$24.95
Options granted	6.4	$10.60	7.8	$26.43	10.0	$36.40
Options exercised	(0.1)	$10.49	(2.8)	$14.24	(5.2)	$15.00
Options cancelled	(6.7)	$29.23	(1.0)	$28.78	(1.4)	$33.26

Shares under option, end of year	41.9	$26.60	42.3	$29.35	38.3	$28.82

Options exercisable at year-end	20.8	$27.49	19.8	$25.16	20.2	$21.56

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:
(Number of Shares in Millions)		Weighted-
	Number of	Average	Weighted-	Number of	Weighted-
	Shares	Remaining	Average	Shares	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/03	Life	Price	at 12/31/03	Price

$ 9.12 to $14.99	8.8	7.68	$11.09	1.7	$11.12

$15.00 to $24.99	8.4	3.79	$18.94	7.7	$18.90

$25.00 to $34.99	15.6	6.68	$31.26	7.7	$32.93

$35.00 to $56.28	9.1	6.52	$40.93	3.7	$41.57

See Note 1 for pro forma disclosure of net income (loss) and earnings (loss) per share under SFAS 123.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan ("ESPP"), employees may purchase common stock of the Company through payroll deductions not exceeding 10% of their compensation. The price an employee pays for a share of stock is 85% of the market price on the last business day of the month. The Company issued 900,000 shares, 900,000 shares and 800,000 shares in 2003, 2002 and 2001, respectively. An additional 12.4 million shares were reserved for issuance at December 31, 2003.

Restricted Stock
Restricted stock issuances are subject to certain restrictions and vesting requirements as determined by the Committee. The vesting period is generally five to seven years. No monetary consideration is paid by a recipient for a restricted stock award and the grant date fair value of these shares is amortized over the restriction periods. At December 31, 2003, there was a total of 5.5 million shares of restricted stock outstanding. During 2003, 2002 and 2001, the Company awarded 0.5 million shares, 1.5 million shares and 1.5 million shares of restricted stock with a weighted-average grant date fair value of $11.51, $29.11 and $32.09, respectively. The cost recorded for restricted stock awards in 2003, 2002 and 2001 was $38.8, $50.0 and $48.5, respectively.

Performance Units
Performance units have been awarded to certain key employees of the Company and its subsidiaries. The ultimate value of these performance units is contingent upon the annual growth in profits (as defined) of the Company, its operating components or both, over the performance periods. The awards are generally paid in cash. The projected value of these units is accrued by the Company and charged to expense over the performance period. The Company expensed approximately $20, $15 and $45 in 2003, 2002 and 2001, respectively.

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

Until the sale of NFO (see Note 3), the Company also maintained a defined benefit plan covering approximately one half of NFO's US employees (the "NFO Plan").

The Company also has several foreign pension plans in which benefits are based primarily on years of service and employee compensation. It is the Company's policy to fund these plans in accordance with local laws and income tax regulations.

Excluding the net pension costs associated with NFO, which were $1.0 and $0.6 for 2002 and 2001, respectively, net periodic pension costs for these plans included the following components:
	Domestic			Foreign
	Pension Plan			Pension Plans
	2003	2002	2001	2003	2002	2001
Service cost	$ --	$ --	$ --	$12.9	$ 9.9	$ 10.4
Interest cost	9.1	9.5	9.7	14.5	12.0	11.7
Expected return on plan assets	(6.8)	(9.1)	(10.6)	(9.2)	(10.3)	(10.7)
Amortization of unrecognized transition obligation	--	--	--	0.8	0.6	1.3
Amortization of prior service cost	--	--	--	0.1	0.7	0.6
Recognized actuarial loss (gain)	5.6	3.0	2.5	4.0	0.3	(0.6)
Net periodic pension cost	$ 7.9	$ 3.4	$ 1.6	$23.1	$13.2	$ 12.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The weighted-average assumptions used to determine net cost were as follows:
	Domestic			Foreign
	Pension Plan			Pension Plans
	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.25%	7.50%	1.5%-10.0%	2.3%-10.0%	3.0%-10.0%

Rate of compensation increase	N/A	N/A	N/A	2.0%-10.0%	1.0%-10.0%	1.0%-10.0%

Expected return on plan assets	8.75%	9.00%	9.00%	0.3%-10.0%	0.3%-10.0%	2.0%-10.0%

The following table sets forth the change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for all pension plans in the Company's Consolidated Balance Sheet at December 31, 2003 and 2002:
	Domestic		Foreign
	Pension Plan		Pension Plans
	2003	2002	2003	2002

Change in Benefit Obligations
Benefit obligation at January 1	$150.8	$147.5	$244.4	$ 208.9
Service cost	--	0.7	12.9	9.9
Interest cost	9.1	10.3	14.5	12.0
Benefits paid	(13.9)	(14.6)	(15.6)	(10.4)
Plan participant contributions	--	--	2.6	2.6
Plan amendments	0.4	--	--	--
Actuarial (gains) losses	8.3	6.9	23.1	20.4
Foreign currency effect	--	--	21.1	1.0
Discontinued operations - NFO	(13.5)	--	--	--
Other	--	--	3.9	--
Benefit obligation at December 31	141.2	150.8	306.9	244.4

Change in Plan Assets
Fair value of plan assets at January 1	90.3	112.8	122.3	148.7
Actual return on plan assets	14.5	(12.0)	25.0	(22.4)
Employer contributions	--	4.1	16.5	7.0
Plan participant contributions	--	--	2.6	2.6
Benefits paid	(13.9)	(14.6)	(15.6)	(10.4)
Foreign currency effect	--	--	14.6	(4.5)
Discontinued operations - NFO	(6.6)	--	--	--
Other	--	--	0.2	1.3
Fair value of plan assets at December 31	84.3	90.3	165.6	122.3

Reconciliation of Funded Status to Total Amount Recognized
Funded status of the plans	(56.9)	(60.5)	(141.3)	(122.1)
Unrecognized net actuarial loss	58.6	70.5	79.6	67.5
Unrecognized prior service cost	0.4	0.1	0.5	0.8
Unrecognized transition cost	--	--	0.7	0.8
Net asset (liability) recognized	$ 2.1	$ 10.1	$ (60.5)	$ (53.0)

Amounts Recognized in Consolidated Balance Sheet
Accrued Benefit Liability	$(56.9)	$ (53.5)	$ (99.8)	$ (98.7)
Intangible Asset	0.4	--	0.4	0.5
Currency Translation Adjustment	--	--	5.1	--
Accumulated Other Comprehensive Income Comprehensive Income	58.6	63.6	33.8	45.2
Net asset (liability) recognized	$ 2.1	$ 10.1	$ (60.5)	$ (53.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Refer to Note 12 for current period adjustment to comprehensive income.

The weighted average assumptions were used in determining the Company's actuarial present value of the benefit obligations were as follows:

	Domestic		Foreign
	Pension Plan		Pension Plans
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	1.5% - 10.0%	2.3% - 10.0%

Rate of compensation increase	N/A	N/A	2.0% - 10.0%	1.0% - 10.0%

The accumulated benefit obligation for the domestic plan was $141 and $149 at December 31, 2003 and 2002, respectively. The accumulated benefit obligation for the foreign plans was $357 and $234 at December 31, 2003 and 2002, respectively.

As of December 31, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all plans with accumulated benefit obligations in excess of plan assets were:
	Domestic		Foreign
	Pension Plan		Pension Plans
	2003	2002	2003	2002
Projected benefit obligation	$141	$151	$306	$240

Accumulated benefit obligation	$141	$149	$357	$232

Fair value of plan assets	$ 84	$ 90	$165	$116

The Company uses a measurement date of December 31. For the domestic plan, the primary investment goal is to maximize total asset returns while ensuring the plan's assets are available to fund the plan's liabilities as they come due. The plan's asset allocation is structured to meet a long-term targeted total return of 8.75% which, combined with the Company's contributions, is intended to be sufficient to meet the ongoing nature of the plan's liabilities. The plan's assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best meet the plan's investment objectives.

The Company's domestic pension plan weighted-average target asset allocation for 2004 as well as the asset allocations at December 31, 2003 and 2002, by asset category are as follows:
	Target Allocation	Plan Assets
		at December 31
Asset Category	2004	2003	2002
Equity securities	50%	61%	55%
Fixed income	25%	14%	25%
Real estate	10%	10%	9%
Discontinued operations - NFO	--%	--%	7%
Other	15%	15%	4%
Total	100%	100%	100%

For the domestic plans, the Company works with a consultant to develop the long-term rate of return assumptions used to model and determine the overall asset allocation. The consultant's asset allocation committee makes recommendations regarding asset class assumptions. Forecast returns are based on a combination of historical returns, current market conditions and their forecast for the capital markets over the next 5-7 years. The consultant analyzes the historic trends of asset class index returns since inception of the asset class over various market cycles and economic conditions. Approximately 75% of the return assumption is based on historical information and 25% is based on current or forward-looking information. All asset class assumptions are within certain bands around the long-term historical averages. Certain asset classes, like core bonds, rely more on current market conditions to determine their outlook. Current market conditions include the current yield on bonds and short-term instruments. Correlations and standard deviations are based primarily on historical return patterns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Other Benefit Arrangements
The Company sponsors other defined contribution plans ("Savings Plans") and certain domestic subsidiaries maintain a profit sharing plan ("Profit Sharing Plan") that cover substantially all domestic employees of the Company and participating subsidiaries. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis. The Savings Plans allow participants to choose among several investment alternatives. The Company matches a portion of participants' contributions based upon the number of years of service. The Company match is made in cash and ranges between 2-4% of salary. The Company contributed $26.1, $27.1 and $34.9 to the Savings Plans and Profit Sharing Plan in 2003, 2002 and 2001, respectively.

The Company has deferred compensation arrangements which permit certain of its key officers and employees to defer a portion of their salary and incentive compensation and receive corresponding company matching and discretionary profit sharing contributions. The Company has purchased life insurance policies on participants' lives to assist in the funding of the deferred compensation liability. As of December 31, 2003 and 2002, the cash surrender value of these policies was approximately $137 and $121, respectively. Additionally, certain investments are maintained in a separate trust for the purpose of paying the deferred compensation liability. The assets are held on the balance sheet of the Company but are restricted to the purpose of paying the deferred compensation liability. As of December 31, 2003 and 2002, the value of such restricted assets was approximately $88 and $82, respectively.

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

The Company accrues the expected cost of postretirement benefits other than pensions over the period in which the active employees become eligible for such postretirement benefits. Excluding the net periodic expense associated with NFO, which was $0.5 and $0.4 for 2002 and 2001, respectively, the net periodic expense for these postretirement benefits for 2003, 2002 and 2001 is as follows:

	Other Postretirement Benefits
	2003	2002	2001
Service cost	$ 0.6	$ 0.7	$ 0.7
Interest cost	3.1	3.5	3.5
Amortization of:
Transition obligation	0.2	0.1	0.2
Prior service cost	--	--	(0.9)
Actuarial (gain) loss	(0.1)	--	(0.2)
Total net periodic benefit cost	$ 3.8	$ 4.3	$ 3.3

The following table sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized for the Company's postretirement benefit plans in the Consolidated Balance Sheet at December 31, 2003 and 2002:
	2003	2002
Change in benefit obligation
Beginning obligation at January 1	$ 52.0	$ 52.6
Service cost	0.6	0.9
Interest cost	3.1	3.8
Participant contributions	1.1	0.1
Benefits paid	(6.1)	(4.9)
Plan amendments	--	--
Discontinued operations - NFO	(3.6)	--
Actuarial (gain) loss	15.0	(0.5)
Ending obligation at December 31	62.1	52.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
Change in plan assets
Fair value of plan assets at January 1	--	--
Actual return on plan assets	--	--
Employer contributions	5.0	4.8
Participant contributions	1.1	0.1
Benefits paid	(6.1)	(4.9)
Fair value of plan assets at December 31	--	--

Reconciliation of Funded Status to Total Amount Recognized
Funded status of the plans	(62.1)	(52.0)
Unrecognized net actuarial gain/(loss)	10.1	(3.5)
Unrecognized prior service cost	--	(0.3)
Unrecognized net transition obligation	1.4	1.5

Net liability recognized	$(50.6)	$(54.3)

Amounts Recognized in the Consolidated Balance Sheet
	2003	2002
Accrued Benefit Liability	$(50.6)	$(54.3)

Net liability recognized	$(50.6)	$(54.3)

In determining the accumulated postretirement benefit obligation, the Company uses the following assumption rates:
	2003	2002
Weighted-average assumption as of December 31
Discount rate	6.25%	6.75%
Healthcare cost trend rate assumed for next year
Initial rate (weighted average)	10.0%	10.0%
Year ultimate is reached	2012	2012
Ultimate rate	5.50%	5.50%

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:
Effect of a one percentage point increase in assumed health care cost trend
-- on total service and interest cost components	$ 0.2
-- on postretirement benefit obligation	$ 3.9

Effect of a one percentage point decrease in assumed health care cost trend
-- on total service and interest cost components	$(0.2)
-- on postretirement benefit obligation	$(3.5)

Cash Flows

Contributions
The Company contributed $30.0 to its domestic pension plan in February 2004. The Company expects to contribute $5.3 to its other postretirement benefit plan in 2004. Other than these amounts, the Company does not expect to make any other contributions to its postretirement benefits plans or its domestic pension plan in 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Note 12: Comprehensive Income

Accumulated other comprehensive income (loss) amounts are reflected in the Consolidated Financial Statements as follows:
	2003	2002	2001
Net income (loss)	$(451.7)	$ 99.5	$(534.5)

Foreign currency translation adjustment	141.6	123.7	(87.3)

Adjustment for minimum pension liability:
Adjustment for minimum pension liability	16.4	(67.4)	(9.3)
Tax benefit (expense)	(5.5)	22.3	3.9
Adjustment for minimum pension liability	10.9	(45.1)	(5.4)

Unrealized holding gain (loss) on securities:
Unrealized holding gains	19.9	7.8	0.5
Tax expense	(8.2)	(3.2)	(0.2)

Unrealized holding losses	(9.8)	(15.2)	--
Tax benefit	4.1	6.2	--

Reclassification of unrealized loss to net earnings	--	--	94.8
Tax benefit	--	--	(39.8)

Reclassification of unrealized gains to net earnings	--	--	(0.3)
Tax expense	--	--	0.1
Unrealized holding gain (loss) on securities	6.0	(4.4)	55.1

Comprehensive income (loss)	$(293.2)	$173.7	$(572.1)

As of December 31, accumulated other comprehensive loss as reflected in the Consolidated Balance Sheet is as follows:
	2003	2002	2001
Foreign currency translation adjustment	$(159.1)	$(300.7)	$(424.4)
Adjustment for minimum pension liability	(58.2)	(69.1)	(24.0)
Unrealized holding gain (loss) on securities	2.2	(3.8)	0.6
Accumulated other comprehensive loss	$(215.1)	$(373.6)	$(447.8)

Note 13: Derivative and Hedging Instruments

The Company enters into interest rate swaps, hedges of net investments in foreign operations and forward contracts.

Interest Rate Swaps
As of December 31, 2003, the Company had no outstanding interest rate swap agreements.

During 2002, the Company had outstanding interest rate swap agreements covering $400.0 of the $500.0, 7.875% notes due October 2005. The swaps had the same term as the debt and effectively converted the fixed rate on the debt to a variable rate based on 6 month LIBOR. The swaps were accounted for as hedges of the fair value of the related debt and were recorded as an asset or liability as appropriate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Hedges of Net Investments
As of December 31, 2003, the Company had no loans designated as hedges of net investments.

The Company has significant foreign operations and conducts business in various foreign currencies. In order to hedge the value of its investments in Japan, the Company had designated the Yen borrowings under its $375.0 Revolving Credit Facility (in the amount of $36.5) as a hedge of its net investment. The amount deferred in 2002 was not material.

On August 15, 2003, the Company repaid $36.5 Yen borrowing under its $375.0 Revolving Credit Facility that had been designated as a hedge of a net investment.

Forward Contracts
The Company has entered into foreign currency transactions in which foreign currencies (principally the Euro, Pounds and the Yen) are bought or sold forward. The contracts were entered into to meet currency requirements arising from specific transactions. The changes in value of these forward contracts were reflected in the Company's Consolidated Statement of Operations. As of December 31, 2002 the Company had contracts covering approximately $37 of notional amount of currency and the fair value of the forward contracts was a gain of $5.1. As of December 31, 2003, the Company had contracts covering $2.4 of notional amount of currency and the fair value of the forward contracts was negligible.

Other
The Company has two embedded derivative instruments under the terms of the offering of Zero-Coupon Notes as discussed in Note 8. At December 31, 2002, the fair value of the two derivatives was negligible. As of April 2003, substantially all of the Zero-Coupon Notes were redeemed. In connection with the issuance and sale of the 4.5% Convertible Senior Notes in March 2003, two embedded derivatives were created. The fair value of the two derivatives on December 31, 2003 was negligible.

As discussed in Note 3, the Company has entered into various put and call options related to acquisitions. The exercise price of such options is generally based upon the achievement of projected operating performance targets and approximate fair value.

Note 14: Financial Instruments

Financial assets, which include cash and cash equivalents, investments and receivables, have carrying values which approximate fair value. Marketable securities are mainly available-for-sale as defined by SFAS 115, and accordingly are reported at fair value with net unrealized gains and losses reported as a component of other comprehensive income. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.

The Company's off-balance sheet financial instruments consisted of interest-rate swap agreements and foreign currency forward contracts as discussed in Note 13. The fair value of interest rate swap agreements was estimated based on quotes from the market makers of these instruments and represents the estimated amounts that the Company would expect to receive or pay to terminate the agreements at the reporting date. The fair values associated with the foreign currency contracts were estimated by valuing the net position of the contracts using the applicable spot rates and forward rates as of the reporting date.

The following table summarizes net unrealized holding gains and losses before taxes of the Company's investments carried on the cost method, at December 31:
	2003	2002	2001
Cost	$147.0	$169.0	$176.3
Unrealized:
- Gains	4.1	--	1.4
- Losses	--	(6.0)	--
Net unrealized gains (losses)	4.1	(6.0)	1.4
Fair market value	$151.1	$163.0	$177.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Unrealized holding gains (losses), net of tax, were $2.2, $(3.8) and $0.6 at December 31, 2003, 2002 and 2001, respectively.

Financial liabilities with carrying values approximating fair value include accounts payable and accrued expenses, as well as short-term bank borrowings.

As of December 31, the fair value of the Company's significant borrowings was as follows:

	2003		2002
	Book Value	Fair Value	Book Value	Fair Value
Convertible Subordinated Notes - 1.87%	$337.5	$ 336.6	$328.5	$278.0
Convertible Subordinated Notes - 1.80%	$244.1	$ 244.5	$236.1	$219.4
Senior Unsecured Note - 7.875%	$522.1	$ 535.0	$533.7	$485.0
Senior Unsecured Note - 7.25%	$500.0	$ 542.5	$500.0	$475.0
Convertible Senior Notes - 4.5%	$800.0	$1,224.0	$ --	$ --
Zero-Coupon Convertible Notes	$ --	$ --	$581.0	$551.9

The fair value of long-term debt instruments is based on market prices for debt instruments with similar terms and maturities.

Note 15: Segment Information

At December 31, 2003, the Company is organized into four global operating groups together with several stand-alone agencies. The four global operating groups are: a) McCann; b) FCB; c) The Partnership and d) SEG. Each of the four groups and the stand-alone agencies has its own management structure and reports to senior management of the Company on the basis of this structure. McCann, FCB and The Partnership provide a full complement of global marketing services including advertising and media management, marketing communications including direct marketing, public relations, sales promotion, event marketing, on-line marketing and healthcare marketing in addition to specialized marketing services. The stand-alone agencies include Weber Shandwick Worldwide, Initiative Media, Campbell-Ewald, Hill Holliday and Deutsch, which provide advertising and/or marketing communication services. SEG includes OWW (for sports marketing), Motorsports, and Jack Morton Worldwide (for specialized marketing services including corporate events, meetings and training/learning).

On July 10, 2003, the Company completed the sale of its NFO research unit to TNS. See Note 3. The results of NFO are classified as discontinued operations in accordance with SFAS 144, and, accordingly the results of operations and cash flow have been removed from the Company's results of continuing operations and cash flow for all periods presented in the document. NFO had been part of the AMS global operating group which, as a result of the sale of NFO, was disbanded and its remaining components (principally Weber Shandwick) became stand-alone agencies.

All groups operate with the same business objective which is to provide clients with a wide variety of services that contribute to the delivery of a message and to the maintenance or creation of a brand. However, the Partnership and the components of AMS historically had lower gross margins than the Company average. The global operating groups and the stand-alone agencies share numerous clients, have similar cost structures, provide services in a similar fashion and draw their employee base from the same sources. The annual margins of each of the groups may vary due to global economic conditions, client spending and specific circumstances such as the Company's restructuring activities. However, based on the respective future prospects of McCann, FCB, The Partnership and the stand-alone agencies, the Company believes that the long-term average gross margin of each of these entities will converge over time and, given the similarity of the operations, the four groups and the stand-alone agencies have been aggregated. SEG has different margins to the remaining four groups and, given current projections, the Company believes that the margins for this operating segment will not converge with the remaining entities.

SEG revenue is not material to the Company as a whole. However, in 2002 due to the recording of long-lived asset impairment charges, the operating difficulties and resulting higher costs from its motorsports business, the Company incurred a significant operating loss. Based on the fact that the book value of long-lived assets relating to Motorsports and other substantial contractual obligations may not be fully recoverable, the Company no longer expects that margins of SEG will converge with those of the rest of the Company. Accordingly, the Company began to report SEG as a separate reportable segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

Accordingly, in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has two reportable segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based upon operating earnings before interest and income taxes.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	IPG (excl. SEG)	SEG	Consolidated Total
2003
Revenue	$ 5,435.3	$ 428.1	$ 5,863.4
Operating income (loss)	361.7	(309.5)	52.2
Total assets	12,004.4	230.1	12,234.5
Goodwill	3,192.0	118.6	3,310.6
Depreciation and amortization of fixed assets	180.7	12.1	192.8
Capital expenditures	$ 139.3	$ 27.7	$ 167.0

2002
Revenue	$ 5,357.9	$ 379.6	$ 5,737.5
Operating income (loss)	532.9	(173.9)	359.0
Total assets	11,215.9	577.8	11,793.7
Goodwill	3,057.2	319.9	3,377.1
Depreciation and amortization of fixed assets	173.4	17.4	190.8
Capital expenditures	$ 130.6	$ 40.8	$ 171.4

2001
Revenue	$ 5,918.1	$ 434.6	$ 6,352.7
Operating loss	(288.3)	21.8	(266.5)
Total assets	10,735.0	640.3	11,375.3
Goodwill	2,629.0	365.3	2,994.3
Depreciation and amortization of fixed assets	183.0	15.1	198.1
Capital expenditures	$ 233.0	$ 24.5	$ 257.5

A reconciliation of information between reportable segments and the Company's consolidated pre-tax earnings is shown in the following table:
	2003	2002	2001
Total operating income (loss) for reportable segments	$ 52.2	$359.0	$(266.5)
Interest expense	(172.8)	(145.6)	(164.6)
Debt repayment penalty	(24.8)	--	--
Interest income	38.9	29.8	41.8
Other income	50.0	7.9	13.7
Investment impairments	(84.9)	(39.7)	(210.8)
Litigation charges	(127.6)	--	--
Income (loss) before income taxes	$(269.0)	$211.4	$(586.4)

Long-lived assets and revenue are presented below by major geographic area:
	2003	2002	2001
Long-Lived Assets:
United States	$2,411.1	$2,652.2	$2,405.7

International
United Kingdom	395.8	535.7	667.9
All Other Europe	1,126.5	1,238.4	943.0
Asia Pacific	179.0	163.5	172.4
Latin America	148.3	179.2	189.4
Other	279.6	192.5	150.4
Total International	2,129.2	2,309.3	2,123.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)
Deferred Income Taxes	344.5	509.9	495.0
Total Consolidated	$4,884.8	$5,471.4	$5,023.8

Revenue:
United States	$3,284.2	$3,313.6	$3,708.0
International
United Kingdom	599.1	584.5	615.8
All Other Europe	1,094.0	986.8	1,024.6
Asia Pacific	420.1	384.7	439.0
Latin America	233.9	266.4	345.6
Other	232.1	201.5	219.7
Total International	2,579.2	2,423.9	2,644.7
Total Consolidated	$5,863.4	$5,737.5	$6,352.7

Revenue is attributed to geographic areas based on where the services are performed. Property and equipment is allocated based upon physical location. Intangible assets, other assets and investments are allocated based on the location of the related operation.

The largest client of the Company contributed approximately 8% in 2003, 8% in 2002 and 7% in 2001 to revenue. The Company's second largest client contributed approximately 3% in 2003, 3% in 2002 and 2% in 2001 to revenue.

Note 16: Commitments and Contingencies

Leases
The Company and its subsidiaries lease certain facilities and equipment. Gross rental expense amounted to $447.4 for 2003, $433.7 for 2002 and $450.2 for 2001, which was reduced by sublease income of $30.9 in 2003, $24.5 in 2002 and $29.9 in 2001. Where leases contain escalation clauses or other concessions, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period.

Minimum rental commitments for the rental of office premises and equipment under noncancellable leases, some of which provide for rental adjustments due to increased property taxes and operating costs for 2004 and thereafter, are as follows:
Period	Amount
2004	$ 317.0
2005	$ 279.9
2006	$ 244.3
2007	$ 214.3
2008	$ 196.5
2009 and thereafter	$1,055.6

Acquisitions-Related Commitments
Certain of the Company's acquisition agreements provide for deferred payments by the Company, contingent upon future revenues or profits of the companies acquired. Additionally, the Company has entered into put option agreements which are also contingent upon future revenues or profits. Contingent amounts under acquisition deferred payments, put options, in the event of exercise at the earliest exercise date, and other payments are $293 (including cash and stock) assuming the full amount due under these acquisition agreements is paid.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

The IRS commenced its examination of the Company's 1997 to 2002 income tax returns in February 2004. In an attempt to become more current, the IRS is examining these multiple years in the normal course.

The Company and certain of its subsidiaries are party to various other tax examinations, some of which have resulted in assessments. The Company intends to vigorously defend any and all assessments and believes that additional taxes (if any) that may ultimately result from the settlement of such assessments or open examinations would not have a material adverse effect on the Company's financial position, cash flows or results of operations.

Legal Matters

Federal Securities Class Actions

Thirteen federal securities purported class actions were filed against the Company and certain of its present and former directors and officers by a purported class of purchasers of the Interpublic stock shortly after the Company's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the court and lead counsel was appointed for all plaintiffs on November 8, 2002. A consolidated amended complaint was filed on January 10, 2003. The purported class consists of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that the Company and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of the Company's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act") in connection with the Company's acquisition of True North on behalf of a purported class of True North shareholders who acquired Interpublic stock. No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion and, on March 14, 2003, defendants filed their reply to plaintiff's opposition to defendants' motion. On May 29, 2003, the United States District Court for the Southern District of New York denied the motion to dismiss as to the Company and granted the motion, in part, as to the present and former directors and officers named in the consolidated amended complaint. On June 30, 2003, defendants filed an answer to the consolidated amended complaint. On November 6, 2003, the Court granted plaintiffs' motion to certify a class consisting of persons who purchased Interpublic stock between October 28, 1997 and October 16, 2002 and a class consisting of persons who acquired shares of Interpublic stock in exchange for shares of True North.

On December 2, 2003, the Company reached an agreement in principal to settle the consolidated class action shareholder suits currently pending in federal district court in New York. The settlement is subject to the execution of a final settlement agreement and to approval by the court. Under the terms of the proposed settlement, the Company will pay $115 million, of which $20 million will be paid in cash and $95 million will be paid in shares of its common stock at a value of $14.50 per share. The Company also agreed that, should the price of its common stock fall below $8.70 per share before final approval of the settlement, the Company will either, at its sole discretion, issue additional shares of common stock or pay cash so that the consideration for the stock portion of the settlement will have a total value of $57.

State Securities Class Actions

Two state securities purported class actions were filed against the Company and certain of its present and former directors and officers by a purported class of purchasers of the Company stock shortly after the Company's November 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who acquired Interpublic stock on or about June 25, 2001 in connection with the Company's acquisition of True North. These lawsuits allege that the Company and certain of its present and former directors and officers allegedly made misleading statements in connection with the filing of a registration statement on May 9, 2001 in which the Company issued 67,644,272 shares of its common stock for the purpose of acquiring True North, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of the Company's financial results at that time. The suits allege that such misleading statements constitute violations of Sections 11 and 15 of the Securities Act of 1933. No amount of damages is specified in the complaints. These actions were filed in the Circuit Court of Cook County, Illinois. On December 18, 2002, defendants removed these actions from Illinois state court to the United States District Court for the Northern District of Illinois. Thereafter, on January 10, 2003, defendants moved to transfer these two actions to the Southern District of New York. Plaintiffs moved to remand these actions. On April 15, 2003, the United States District Court for the Northern District of Illinois granted plaintiffs' motions to remand these actions to Illinois state court and denied defendants' motion to transfer. On June 18, 2003, the Company moved to dismiss and/or stay these actions. In June 2003, plaintiffs withdrew the complaint for one of these actions. On September 10, 2003, the Illinois state court stayed the remaining actions and on September 24, 2003, plaintiffs filed a notice that they will appeal the stay. On February 10, 2004, plaintiffs voluntarily dismissed their appeal.

Derivative Actions

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

On January 26, 2004, the Company reached an agreement in principal to settle this derivative action pending completion of the settlement of the class action shareholder suits currently pending in federal district court in New York. The settlement is subject to the execution of a definitive settlement agreement and to approval from the federal district court judge.

The settlement of the actions discussed above are still pending and is expected to take several months. To effect this settlement, confirmatory discovery will need to be taken, and the terms of the settlements will have to be approved by the court. The Company cannot give any assurances that the proposed settlement will receive the approval of the court or as to the amount or type of consideration that the Company might agree to pay in connection with any settlement but has accrued an amount reflecting its estimate of amounts expected to be paid.

Other Legal Matters

The Company is involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the Company's financial position, cash flows or results of operations.

Litigation Charges
During 2003, the Company recorded litigation charges of $127.6 for various legal matters, of which $115 relates to a tentative settlement of the shareholder suits discussed above. The settlement is subject to the execution of a definitive settlement agreement and to approval from the federal district court judge. Under the terms of the proposed settlement, the Company will pay $115, of which $20 will be paid in cash and $95 will be paid in shares of the Company's common stock at an estimated value of $14.50 per share (which translates into 6,551,725 shares). In the event that the price of the Company's common stock falls below $8.70 per share before final approval of the settlement, the Company will either, at its sole discretion, issue additional shares of common stock or pay cash so that the consideration for the stock portion of the settlement will have a total value of $57. The ultimate amount of the litigation charge related to the settlement will depend upon the Company's stock price at the time a settlement is concluded. The Company believes that, if the settlement is concluded as expected, the amounts accrued would be adequate to cover all pending shareholder suits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

SEC Investigation
The Company was informed in January 2003 by the Securities and Exchange Commission staff that the SEC has issued a formal order of investigation related to the Company's restatements of earnings for periods dating back to 1997. The matters had previously been the subject of an informal inquiry. The Company is cooperating fully with the investigation.

Other Contingencies
The Company continues to have commitments under certain leasing and motorsports event contractual arrangements at the Silverstone circuit. As of December 31, 2003, the Company is committed to remaining payments under these arrangements of approximately $460. This amount relates to undiscounted payments through 2015 principally under an executory contract and an operating lease and assumes payments over the maximum remaining term of the relevant agreements. This estimated amount has not been reduced by any future revenues to be generated from the arrangements. The Company is continuing to explore various options with respect to these commitments, at least one of which may involve a cash disbursement in the order of $200. The Company has obtained amendments of certain definitions contained in its Revolving Credit Agreements (as discussed in Note 8) to reduce the impact of such cash disbursement and the resulting accounting charge on its financial covenant calculations.

At December 31, 2003, the Company had contingent obligations under guarantees of certain obligations of its subsidiaries ("parent company guarantees"). The amount of such parent company guarantees was approximately $658 and relates principally to lines of credit, guarantees of certain media payables and operating leases of certain subsidiaries. In the event of non-payment by the subsidiary of the obligations covered by the guarantee, the Company would be obliged to pay the amounts. As of December 31, 2003, there are no assets pledged as security for amounts owed or guaranteed.

Note 17: Subsequent Events

Sale of Motorsports Circuits
As discussed in Note 5, on January 12, 2004, the Company completed the sale of a business comprising the four owned motorsports circuits in the UK.

Declaration of Dividend on Preferred Stock
On February 24, 2004, the Company's Board of Directors declared a dividend of $0.642 per share on its outstanding Preferred Stock. The dividend is payable in cash on March 15, 2004 to any stockholder of record at the close of business on March 1, 2004. This will result in total dividend payments of approximately $5.

Redemption of 1.80% Convertible Notes Due 2004
In January 2004, the Company redeemed the 1.80% Convertible Subordinated Notes due 2004 at an aggregate amount of $246.

	RESULTS BY QUARTER (UNAUDITED) (Amounts in Millions, Except Per Share Amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2003	2002	2003	2002	2003(1)	2002(2)	2003	2002

Revenue	$1,315.7	$1,319.0	$1,499.4	$1,490.4	$1,418.9	$1,386.8	$1,629.4	$1,541.3

Salaries and related expenses	854.7	821.7	878.4	839.2	810.9	813.2	907.8	875.9
Office and general expenses	425.9	373.5	459.6	435.9	506.6	519.0	493.5	552.0
Amortization of intangible assets	3.2	1.8	4.1	2.6	1.8	2.1	2.2	2.4
Restructuring and other
merger-related costs	--	--	94.4	--	48.0	12.1	33.2	--
Long-lived asset impairment and other charges	11.1	--	11.0	--	222.7	118.7	42.1	8.4
Income (loss) from operations	20.8	122.0	51.9	212.7	(171.1)	(78.3)	150.6	102.6

Interest expense	(38.8)	(35.3)	(46.1)	(36.9)	(43.5)	(36.7)	(44.4)	(36.7)
Debt prepayment penalty	--	--	--	--	(24.8)	--	--	--
Interest income	7.9	6.9	10.2	8.1	9.5	5.9	11.3	8.9
Other income, net	(0.2)	0.3	0.3	6.6	1.2	2.7	48.7	(1.7)
Investment impairment	(2.7)	--	(9.8)	(16.2)	(29.7)	(4.9)	(42.7)	(18.6)
Litigation charges	--	--	--	--	(127.6)	--	--	--
Income (loss) before
provision for income taxes	(13.0)	93.9	6.5	174.3	(386.0)	(111.3)	123.5	54.5

Provision for (benefit of) income taxes	(5.6)	35.3	22.4	67.3	19.5	(23.0)	217.7	38.3
Income applicable to minority interests	(0.6)	(3.3)	(8.4)	(10.9)	(10.4)	(7.9)	(11.5)	(8.4)
Equity in net income (loss) of unconsolidated affiliates	(3.2)	0.8	1.3	2.5	(0.3)	(0.2)	3.2	1.9
Net equity interests	(3.8)	(2.5)	(7.1)	(8.4)	(10.7)	(8.1)	(8.3)	(6.5)

Income of consolidated companies from continuing operations	(11.2)	56.1	(23.0)	98.6	(416.2)	(96.4)	(102.5)	9.7
Discontinued operations, net of tax	2.6	3.7	9.5	10.4	89.1	6.8	--	10.6

Net income (loss)	$ (8.6)	$ 59.8	$ (13.5)	$ 109.0	$ (327.1)	$ (89.6)	$ (102.5)	$ 20.3

Per share data:
Basic EPS from continuing operations	$ (0.03)	$ 0.15	$ (0.06)	$ 0.26	$ (1.08)	$ (0.26)	$ (0.26)	$ 0.03
Diluted EPS from continuing operations	$ (0.03)	$ 0.15	$ (0.06)	$ 0.26	$ (1.08)	$ (0.26)	$ (0.26)	$ 0.03

Basic EPS from discontinued operations	$ 0.01	$ 0.01	$ 0.02	$ 0.03	$ 0.23	$ 0.02	$ --	$ 0.03
Diluted EPS from discontinued operations	$ 0.01	$ 0.01	$ 0.02	$ 0.03	$ 0.23	$ 0.02	$ --	$ 0.03

Basic EPS	$ (0.02)	$ 0.16	$ (0.04)	$ 0.29	$ (0.85)	$ (0.24)	$ (0.26)	$ 0.05 *
Diluted EPS	$ (0.02)	$ 0.16	$ (0.04)	$ 0.29	$ (0.85)	$ (0.24)	$ (0.26)	$ 0.05 *

Cash dividends per
share - Interpublic	$ --	$ 0.095	$ --	$ 0.095	$ --	$ 0.095	$ --	$ 0.095

Weighted-average shares:
Basic	381.8	373.0	384.3	375.7	385.8	377.3	390.3	378.3
Diluted	381.8	379.8	384.3	382.4	385.8	377.3	390.3	381.8

Stock price:
High	$ 15.38	$ 34.56	$ 14.55	$ 34.89	$ 15.44	$ 24.67	$ 16.41	$ 17.05
Low	$ 8.01	$ 27.20	$ 9.30	$ 23.51	$ 12.94	$ 13.40	$ 13.55	$ 11.25

*  Does not foot due to rounding.
(1)  The third quarter of 2003 reflects impairment charges of $222.7 related, principally, to OWW, litigation charges of $127.6, together with a $48.7 tax charge to increase valuation allowances. Additionally, a gain on sale of discontinued operations was recorded of $89.1.
(2)  The third quarter of 2002 reflects impairment charges of $118.7 related to Motorsports.

Report of Independent Auditors on
Financial Statement Schedule II Valuation and Qualifying Accounts

To the Board of Directors of
The Interpublic Group of Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 12, 2004, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule II Valuation and Qualifying Accounts listed in Item 8 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York

March 12, 2004

SCHEDULE II - 1 of 2 THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2003, 2002 and 2001 (Dollars in Millions)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F

Additions/(Deductions)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts- Describe	Deductions- Describe	Balance at End of Period

Allowance for Doubtful Accounts - deducted from Receivables in the Consolidated Balance Sheet:

2003	$139.8	$28.5	$8.5 (1)	$(2.3) (4)	$133.4
			(1.9) (2)	(32.3) (5)
				(6.9) (6)
2002	$ 90.7	$76.6	$0.1 (1)	$(45.0) (5)	$139.8
			(0.7) (2)	0.9 (6)
			17.2 (3)
2001	$ 85.7	$62.8	$1.1 (1)	$(58.3) (5)	$ 90.7
			0.7 (2)	(1.3) (6)

(1)  Allowance for doubtful accounts of acquired and newly consolidated companies.
(2)  Miscellaneous.
(3)  Reclassifications.
(4)  Sale of NFO.
(5)  Principally amounts written off.
(6)  Foreign currency translation adjustment.

SCHEDULE II - 2 of 2 THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2003, 2002 and 2001 (Dollars in Millions)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F

Additions/(Deductions)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts- Describe	Deductions- Describe	Balance at End of Period

Valuation Allowance - deducted from Deferred Income Taxes on the Consolidated Balance Sheet:

2003	$69.3	$84.4	$17.3 (1)	--	$171.0

2002	$41.8	$27.5	--	--	$69.3

2001	$23.2	$18.6	--	--	$41.8

(1) Included in discontinued operations related to NFO.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A.      Controls and Procedures

As previously disclosed, in prior years senior management and the Company's Audit Committee were informed by the Company's independent auditors that they considered that there was a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the processing and monitoring of inter-company transactions. This material weakness, together with other deficiencies associated with a lack of balance sheet monitoring, if unaddressed, could result in errors in the Company's Consolidated Financial Statements. The Company has implemented certain systematic processes, which have been in place for the last five months of 2003, coupled with its existing manual controls, give the Company the ability to monitor this inter-company activity to ensure the integrity of the Consolidated Financial Statements for the year ended December 31, 2003. Management will continue to monitor these processes to ensure that they are working as prescribed.

Management continues its focus on balance sheet analysis and will further develop and enhance system-wide monitoring controls to allow it to mitigate the risk that material accounting errors might go undetected and be included in its Consolidated Financial Statements. The Company will also continue to increase and upgrade its accounting and financial reporting resources across all of its entities. The Company's management believes that a "material weakness" persists with respect to these matters, notwithstanding the remedial action undertaken with respect to inter-company transactions. The Company's independent auditors concur with management's assessment.

The Company has also taken various other steps to establish effective control procedures and to maintain the accuracy of its financial disclosures, including the following:

*

Meeting with management of the Company's financial and operating units to ensure their understanding of the procedures to be followed and requirements to be met prior to executing the certification letters that accompany the financial statements they submit;

*	Requiring code of conduct compliance certifications by all significant management of the Company and its subsidiaries prior to submission of financial statements;

*	Creating a centralized Project Management Office, charged with monitoring and preparing management to report on the Company's internal control over financial reporting;

*	Increasing the focus on assessing the financial staff requirements of the Company; and

*

Initiating a focused effort to establish controls to deter and detect fraud with significant oversight and input by the Company's Board and Audit Committee including, but not limited to, ensuring proper follow-up and resolution of whistleblowers' assertions.

The Company has determined that it has a significant amount of work yet to be completed with respect to remediating the above-mentioned material weakness. The Company is undertaking a thorough review of its internal controls, including information technology systems and financial reporting, as part of the Company's preparation for compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. At this time we have not completed our review of the existing controls and their effectiveness. However, unless the material weakness described above is remedied, management cannot make any assurances at this time that it will be able to assert that the Company's internal control over financial reporting is effective, pursuant to the rules adopted by the Commission under Section 404, when those rules take effect.

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (including but not limited to steps described above). Based upon the Company's evaluation, the chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Other than as described above, there has been no change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of Interpublic

The information required by this Item is incorporated by reference to the "Election of Directors" section, "Corporate Governance Practices and Board Matters" section and the "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement, to be filed not later than 120 days after the end of the 2002 calendar year, except for the description of the Company's Executive Officers which appears in Part I of this Report on Form 10-K under the heading "Executive Officers of Interpublic."

Item 11.     Executive Compensation

The information required by this Item is incorporated by reference to the "Compensation for Executive Officers" section and the "Report of the Compensation Committee of the Board of Directors" section of the Proxy Statement. Such incorporation by reference shall not be deemed to incorporate specifically by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Proxy Statement sections "Outstanding Shares" and "Compensation of Executive Officers - Equity Compensation Plan Information Table".

Item 13.     Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the "Transactions with Interpublic" section of the Proxy Statement. Such incorporation by reference shall not be deemed to incorporate specifically by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the "Appointment of Independent Auditors" section of the Proxy Statement.

PART IV

Item 15.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)     Listed below are all financial statements, financial statement schedules and exhibits filed as part of this Report on Form 10-K.
1.	Financial Statements:

The Interpublic Group of Companies, Inc. and Subsidiaries Report of Independent Auditors

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Report of Independent Auditors on Financial Statement Schedule

Valuation and Qualifying Accounts (for the three years ended December 31, 2003)

All other schedules are omitted because they are not applicable.

3.	Exhibits:

(Numbers used are the numbers assigned in Item 601 of Regulation S-K and the EDGAR Filer Manual. An additional copy of this exhibit index immediately precedes the exhibits filed with this Report on Form 10-K and the exhibits transmitted to the Commission as part of the electronic filing of this Report.)
Exhibit No.		Description
(3)	(a)

Restated Certificate of Incorporation of the Registrant, as amended through May 29, 2003, is incorporated by reference to its Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

(b)

Certificate of Designations of 5 3/8% Series A Senior Mandatory Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on December 17, 2003 is incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 16, 2003.

	(c)	The By-Laws of the Registrant, amended through July 31, 2003, for the quarter ended June 30, 2003. See Commission file number 1-6686.

(4)	Instruments Defining the Rights of Security Holders.

(a)

Indenture dated as of June 1, 1999 between the Company and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (No. 333-84573).

(b)

Senior Debt Indenture, dated as of October 20, 2000, between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 24, 2000.

(c)

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

(f)

Form of Senior Debt Indenture to be entered into between the Registrant and The Bank of New York, as Trustee, including form of senior debt securities, is incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (No. 333-109384).

(g)

Form of Subordinated Debt Indenture to be entered into between the Registrant and The Bank of New York, as Trustee, including form of subordinated debt securities, is incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (No. 333-109384).

(h)

Certificate of Designations of 5 3/8% Series A Senior Mandatory Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on December 17, 2003 is incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 16, 2003.

(10)	Material Contracts.

	(a)	Contracts for the Sale of Assets

(i)

Stock Purchase Agreement by and between Taylor Nelson Sofres PLC and the Registrant, dated as of May 14, 2003, is incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2003

	(b)	Employment, Consultancy and other Compensatory Arrangements with Management.

Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 2003 or thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

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

(c)

Employment Agreement Amendment, dated as of June 1, 2001, and signed as of October 1, 2002, between True North Communications Inc. and David A. Bell to an Employment Agreement, dated as of January 1, 2000, as amended, is incorporated by reference to Exhibit 10(b)(i)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(d)

Supplemental Agreement, made as of February 28, 2003, to an Employment Agreement, made as of January 1, 2000, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

(e)

Executive Special Benefit Agreement, made as of April 1, 2003, by and between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(f)

Memorandum dated May 1,2003, from David A. Bell, providing for Cancellation of Certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(I)(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

		(ii)	Christopher J. Coughlin

(a)

Employment Agreement, made as of May 6, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(ii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

(b)

Executive Special Benefit Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

(c)

Executive Severance Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

		(iii)	Nicholas J. Camera

(a)

Executive Special Benefit Agreement, dated as of January 1, 1995, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(c) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(b)

Executive Severance Agreement, dated as of January 1, 1998, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(vi)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(c)

Employment Agreement, dated as of November 14, 2002, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(d)

Supplemental Agreement, made as of January 1, 2003 and executed as of June 23, 2003 to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(e)

Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between Interpublic and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

		(iv)	Albert Conte

(a)

Employment Agreement, dated as of February 21, 2000, between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

		(v)	Thomas Dowling

(a)

Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(iii)(A)(1) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2002. See Commission file number 1-6686.

(b)

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

(d)

Supplemental Agreement, dated as of October 1, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(e)

Supplemental Agreement, dated as of November 14, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(f)

Executive Severance Agreement, dated November 14, 2002, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(iii)(A)(vii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

		(vi)	Philippe Krakowsky

(a)

Employment Agreement, dated as of January 28, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2002. See Commission file number 1-6686.

(b)

Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(c)

Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(d)

Executive Severance Agreement, dated September 13, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(e)

Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(f)

Supplemental Agreement, made as of April 8, 2003, to an Employment Agreement, made as of January 28, 2002, by and between Interpublic and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(g)

Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between Interpublic and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

		(vii)	Robert J. Thompson

(a) Employment Agreement, dated as of October 1, 2003, between the Registrant and Robert J. Thompson, is filed herewith.

(b) Capital Accumulation Plan Participation Agreement, entered into as of November 12, 2003, between the Registrant and Robert J. Thompson, is filed herewith.

		(viii)	John J. Dooner, Jr.

(a)

Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(b)

Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(h) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(c)

Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(d)

Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(e)

Supplemental Agreement, dated as of August 10, 1992, to an Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(p) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(f)

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

(h)

Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement between the Registrant and John J. Dooner, Jr., dated as of January 1, 1994, is incorporated by reference to Exhibit 10(B) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995. See Commission file number 1-6686.

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

(k)

Executive Severance Agreement, dated January 1, 1998, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998. See Commission file number 1-6686.

(l)

Supplemental Agreement, dated as of January 1, 1999, to an Employment Agreement dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999. See Commission file number 1-6686.

(m)

Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2000. See Commission file number 1-6686.

(n)

Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(o)

Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(p)

Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(q)

Supplemental Agreement, made as of January 1, 2003 and executed as of June 17, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between Interpublic and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(r)

Supplemental Agreement, made as of March 31, 2003, to an Employment Agreement made as of January 1, 1994, as amended between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

(s)

Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between Interpublic and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(t)

Letter Agreement, dated May 8, 2003, between Interpublic and John J. Dooner, Jr., providing for cancellation of certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(iv)(c) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(u) Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is filed herewith.

		(ix)	Jill Considine

(a)

Deferred Compensation Agreement, dated as of April 1, 2002, between the Registrant and Jill Considine, is incorporated by reference to Exhibit 10(c) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002. See Commission file number 1-6686.

		(x)	Richard A. Goldstein

(a)

Richard A Goldstein Deferred Compensation Agreement, dated as of June 1, 2001, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001. See Commission file number 1-6686.

		(xi)	Brian Brooks

(a)

Executive Severance Agreement, dated November 8, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ix) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

(b)

Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(d)

Supplemental Agreement, made as of April 7, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(e)

Supplemental Agreement, made as of May 20, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(f)

Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, dated as of November 14, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(c) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(g) Senior Executive Retirement Income Plan Participation Agreement, effective as of November 10, 2003, between the Registrant and Brian Brooks, is filed herewith.

(h) Supplemental Agreement, made as of November 10, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is filed herewith.

(i) Confidential Separation Agreement and General Release, between the Registrant and Brian Brooks, is filed herewith.

		(xii)	Bruce Nelson

(a)

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

(e)

Supplemental Agreement, made as of May 1, 2003 and signed as of September 3, 2003, to an Employment Agreement, made as of September 5, 2000, by and between the Registrant and Bruce S. Nelson, is incorporated by reference to Exhibit (10)(iii)(A)(5) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

(f)

Executive Special Benefit Agreement, made as of May 1, 2003, by and between the Registrant and Bruce S. Nelson, is incorporated by reference to Exhibit 10(iii)(A)(v)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(g)

Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of April 18, 2002, by and between the Registrant and Bruce S. Nelson, is incorporated by reference to Exhibit 10(iii)(A)(v)(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(h)

Supplemental Agreement, made as of May 1, 2003 and signed as of September 3, 2003, to an Employment Agreement, made as of September 5, 2000, by and between the Registrant and Bruce S. Nelson, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

		(xiii)	Gunnar Wilmot

(a)

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

(e)

Executive Special Benefit Agreement, dated as of January 1, 2002, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(f)

Letter Agreement, dated June 27, 2003, between Interpublic and Gunnar Wilmot providing for the Cancellation of Certain Stock Options is incorporated by reference to Exhibit 10(iii)(A)(xi) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(g) Executive Special Benefit Agreement, dated as of May 16, 2003, and signed as of November 6, 2003, between the Registrant and Gunnar Wilmot, is filed herewith.

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

	(xvi)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant's Schedule 14A filed April 17, 2002. See Commission file number 1-6686.

(xvii)

The Interpublic Senior Executive Retirement Income Plan is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

	(xviii)	The Interpublic Capital Accumulation Plan is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

(xix)

The Interpublic Outside Directors Stock Incentive Plan of Interpublic, as amended through August 1, 2003, is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

(d) Loan Agreements.

(i)

Five-Year Credit Agreement, amended and restated as of December 31, 2002, among the Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent, is incorporated by reference to the Registrant's Current Report On Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 2003.

(ii)

Amendment No. 1, dated as of March 13, 2003, to the Amended and Restated Five-Year Credit Agreement, amended and restated as of December 31, 2002, among the Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent is incorporated by reference to Exhibit 10(d)(ii) to the Registrant's Report on Form 10-K for the year ended December 31, 2003. See Commission file number 1-6686.

(iii)

Amendment No. 2, dated as of May 15, 2003, to the Amended and Restated Five-Year Credit Agreement, amended and restated as of December 31, 2002, among the Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent, is incorporated by reference to Exhibit 10(i)(A)(ii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

(iv)

Amendment No. 3, dated as of September 29, 2003, to the Amended and Restated Five-Year Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10(i)(B) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

(v)

Amendment No. 4, dated as of November 5, 2003, to the Amended and Restated Five-Year Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A., as Administrative Agent, is filed herewith.

(vi)

Amendment No. 5, dated as of November 18, 2003, to the Amended and Restated Five-Year Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A., as Administrative Agent, is filed herewith.

(vii)

364-Day Credit Agreement dated May 15, 2003 among the Registrant, the initial lenders named therein, JPMorgan Chase Bank, as syndication agent, UBS Warburg LLC and HSBC Bank USA, as co-documentation agents, Citigroup Global Markets Inc., as lead arranger and book manager and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10(i)(A)(i) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

(viii)

Amendment No. 2, dated as of September 29, 2003, to the 364-Day Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A. as Administrative Agent, is incorporated by reference to Exhibit 10(i)(A) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

	(ix)	Amendment No. 3, dated as of November 5, 2003, to the 364-Day Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A. as Administrative Agent, is filed herewith.

	(x)	Amendment No. 4, dated as of November 18, 2003, to the 364-Day Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A. as Administrative Agent, is filed herewith.

(e)		Acquisition Agreement for Purchase of Real Estate.

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

(f)		Mortgage Agreements and Encumbrances.

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

(g)		Underwriting Agreements

(i)

Common Stock Underwriting Agreement, dated December 16, 2003, among The Interpublic Group of Companies, Inc. and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the several underwriters named therein, is incorporated by reference to the Registrant's Current Report On Form 8-K, filed with the Securities and Exchange Commission on December 19, 2003.

(ii)

5 3/8% Series A Mandatory Convertible Preferred Stock Underwriting Agreement, dated December 16, 2003, among The Interpublic Group of Companies, Inc. and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as representative of the several underwriters named therein, is incorporated by reference to the Registrant's Current Report On Form 8-K, filed with the Securities and Exchange Commission on December 19, 2003.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Auditors: PricewaterhouseCoopers LLP.

(24)	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

(31.1)	Certification dated as of March 15, 2004 and executed by David A. Bell, under Section 302 of the Sarbanes-Oxley Act of 2002 ("S-OX").

(31.2)	Certification dated as of March 15, 2004 and executed by Christopher J. Coughlin, under Section 302 of S-OX.

(32)	Certification dated as of March 15, 2004 and executed by David A. Bell and Christopher J. Coughlin, furnished pursuant to Section 906 of S-OX.

(99) (a)	The Company filed the following reports on Form 8-K during the quarter ended December 31, 2003:

	(i)	Report filed December 19, 2003. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits and Exhibits 1.1, 1.2, 4.1, 99.1, 99.2 and 99.3 Press Release.

	(ii)	Report filed December 18, 2003. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits and Exhibit 99.1 Press Release.

(iii)

Report filed December 8, 2003. Item 5 Other Events and Regulation FD Disclosure and Item 7 Financial Statements and Exhibits. Exhibits 99.1 (Items 1 and 2 of Part I of the Company's quarterly report on Form 10-Q/A for the quarter ended March 31, 2003).

	(iv)	Report filed December 5, 2003. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits and Exhibit 99.1 Press Release.

	(v)	Report filed December 1, 2003. Item 5 Other Events and Regulation FD Disclosure.

	(vi)	Report filed November 21, 2003. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits and Exhibit 99.1 Press Release.

	(vii)	Report, filed November 12, 2003. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits and Item 12 Results of Operations and Financial Condition. Exhibit 99.1.

SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

March 15, 2004	BY: /s/ David A. Bell
David A. Bell
Chairman of the Board, President
And Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Name	Title	Date

/s/ David A. Bell	Chairman of the Board,	March 15, 2004
David A. Bell	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Christopher J. Coughlin	Executive Vice President,	March 15, 2004
Christopher J. Coughlin	Chief Operating Officer
Chief Financial Officer (Principal
Financial Officer) and Director

/s/ Frank J. Borelli	Director	March 15, 2004
Frank J. Borelli

/s/ Reginald K. Brack	Director	March 15, 2004
Reginald K. Brack

/s/ Jill M. Considine	Director	March 15, 2004
Jill M. Considine

/s/ John J. Dooner, Jr.	Director	March 15, 2004
John J. Dooner, Jr.

/s/ Richard A. Goldstein	Director	March 15, 2004
Richard A. Goldstein

/s/ H. John Greeniaus	Director	March 15, 2004
H. John Greeniaus

/s/ Michael I. Roth	Director	March 15, 2004
Michael I. Roth

/s/ J. Phillip Samper	Director	March 15, 2004
J. Phillip Samper

/s/ Robert G. Thompson	Senior Vice President-Finance	March 15, 2004
Robert G. Thompson	(Principal Accounting Officer)

INDEX TO DOCUMENTS
Exhibit No.		Description
(3)	(a)

Restated Certificate of Incorporation of the Registrant, as amended through May 29, 2003, is incorporated by reference to its Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

(b)

Certificate of Designations of 5 3/8% Series A Senior Mandatory Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on December 17, 2003 is incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 16, 2003.

	(c)	The By-Laws of the Registrant, amended through July 31, 2003, for the quarter ended June 30, 2003. See Commission file number 1-6686.

(4)	Instruments Defining the Rights of Security Holders.

(a)

Indenture dated as of June 1, 1999 between the Company and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (No. 333-84573).

(b)

Senior Debt Indenture, dated as of October 20, 2000, between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 24, 2000.

(c)

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

(f)

Form of Senior Debt Indenture to be entered into between the Registrant and The Bank of New York, as Trustee, including form of senior debt securities, is incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (No. 333-109384).

(g)

Form of Subordinated Debt Indenture to be entered into between the Registrant and The Bank of New York, as Trustee, including form of subordinated debt securities, is incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (No. 333-109384).

(h)

Certificate of Designations of 5 3/8% Series A Senior Mandatory Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on December 17, 2003 is incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 16, 2003.

(10)	Material Contracts.

	(a)	Contracts for the Sale of Assets

(i)

Stock Purchase Agreement by and between Taylor Nelson Sofres PLC and the Registrant, dated as of May 14, 2003, is incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2003

	(b)	Employment, Consultancy and other Compensatory Arrangements with Management.

Listed below are agreements or amendments to agreements between the Registrant and its executive officers which remain in effect on and after the date hereof or were executed during the year ended December 31, 2003 or thereafter, unless previously submitted, which are filed as exhibits to this Report on Form 10-K.

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

(c)

Employment Agreement Amendment, dated as of June 1, 2001, and signed as of October 1, 2002, between True North Communications Inc. and David A. Bell to an Employment Agreement, dated as of January 1, 2000, as amended, is incorporated by reference to Exhibit 10(b)(i)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(d)

Supplemental Agreement, made as of February 28, 2003, to an Employment Agreement, made as of January 1, 2000, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

(e)

Executive Special Benefit Agreement, made as of April 1, 2003, by and between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(f)

Memorandum dated May 1,2003, from David A. Bell, providing for Cancellation of Certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(I)(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

		(ii)	Christopher J. Coughlin

(a)

Employment Agreement, made as of May 6, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(ii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

(b)

Executive Special Benefit Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

(c)

Executive Severance Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

		(iii)	Nicholas J. Camera

(a)

Executive Special Benefit Agreement, dated as of January 1, 1995, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(c) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(b)

Executive Severance Agreement, dated as of January 1, 1998, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(vi)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

(c)

Employment Agreement, dated as of November 14, 2002, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(d)

Supplemental Agreement, made as of January 1, 2003 and executed as of June 23, 2003 to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(e)

Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between Interpublic and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

		(iv)	Albert Conte

(a)

Employment Agreement, dated as of February 21, 2000, between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2001. See Commission file number 1-6686.

		(v)	Thomas Dowling

(a)

Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(iii)(A)(1) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2002. See Commission file number 1-6686.

(b)

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

(d)

Supplemental Agreement, dated as of October 1, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(e)

Supplemental Agreement, dated as of November 14, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(f)

Executive Severance Agreement, dated November 14, 2002, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(iii)(A)(vii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

		(vi)	Philippe Krakowsky

(a)

Employment Agreement, dated as of January 28, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2002. See Commission file number 1-6686.

(b)

Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(c)

Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(d)

Executive Severance Agreement, dated September 13, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(e)

Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002. See Commission file number 1-6686.

(f)

Supplemental Agreement, made as of April 8, 2003, to an Employment Agreement, made as of January 28, 2002, by and between Interpublic and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(g)

Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between Interpublic and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

		(vii)	Robert J. Thompson

(a) Employment Agreement, dated as of October 1, 2003, between the Registrant and Robert J. Thompson, is filed herewith.

(b) Capital Accumulation Plan Participation Agreement, entered into as of November 12, 2003, between the Registrant and Robert J. Thompson, is filed herewith.

		(viii)	John J. Dooner, Jr.

(a)

Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(b)

Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(h) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(c)

Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(d)

Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(e)

Supplemental Agreement, dated as of August 10, 1992, to an Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(p) to the Registrant's Report on Form 10-K for the year ended December 31, 1995. See Commission file number 1-6686.

(f)

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

(h)

Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement between the Registrant and John J. Dooner, Jr., dated as of January 1, 1994, is incorporated by reference to Exhibit 10(B) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995. See Commission file number 1-6686.

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

(k)

Executive Severance Agreement, dated January 1, 1998, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998. See Commission file number 1-6686.

(l)

Supplemental Agreement, dated as of January 1, 1999, to an Employment Agreement dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1999. See Commission file number 1-6686.

(m)

Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2000. See Commission file number 1-6686.

(n)

Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(o)

Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(p)

Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(q)

Supplemental Agreement, made as of January 1, 2003 and executed as of June 17, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between Interpublic and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(r)

Supplemental Agreement, made as of March 31, 2003, to an Employment Agreement made as of January 1, 1994, as amended between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

(s)

Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between Interpublic and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(t)

Letter Agreement, dated May 8, 2003, between Interpublic and John J. Dooner, Jr., providing for cancellation of certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(iv)(c) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(u) Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is filed herewith.

		(ix)	Jill Considine

(a)

Deferred Compensation Agreement, dated as of April 1, 2002, between the Registrant and Jill Considine, is incorporated by reference to Exhibit 10(c) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002. See Commission file number 1-6686.

		(x)	Richard A. Goldstein

(a)

Richard A Goldstein Deferred Compensation Agreement, dated as of June 1, 2001, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001. See Commission file number 1-6686.

		(xi)	Brian Brooks

(a)

Executive Severance Agreement, dated November 8, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ix) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

(b)

Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(d)

Supplemental Agreement, made as of April 7, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(e)

Supplemental Agreement, made as of May 20, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(f)

Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, dated as of November 14, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(c) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(g) Senior Executive Retirement Income Plan Participation Agreement, effective as of November 10, 2003, between the Registrant and Brian Brooks, is filed herewith.

(h) Supplemental Agreement, made as of November 10, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is filed herewith.

(i) Confidential Separation Agreement and General Release, between the Registrant and Brian Brooks is filed herewith.

		(xii)	Bruce Nelson

(a)

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

(e)

Supplemental Agreement, made as of May 1, 2003 and signed as of September 3, 2003, to an Employment Agreement, made as of September 5, 2000, by and between the Registrant and Bruce S. Nelson, is incorporated by reference to Exhibit (10)(iii)(A)(5) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

(f)

Executive Special Benefit Agreement, made as of May 1, 2003, by and between the Registrant and Bruce S. Nelson, is incorporated by reference to Exhibit 10(iii)(A)(v)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(g)

Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of April 18, 2002, by and between the Registrant and Bruce S. Nelson, is incorporated by reference to Exhibit 10(iii)(A)(v)(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(h)

Supplemental Agreement, made as of May 1, 2003 and signed as of September 3, 2003, to an Employment Agreement, made as of September 5, 2000, by and between the Registrant and Bruce S. Nelson, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

		(xiii)	Gunnar Wilmot

(a)

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

(e)

Executive Special Benefit Agreement, dated as of January 1, 2002, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(a) to the Registrant's Report on Form 10-K for the year ended December 31, 2002. See Commission file number 1-6686.

(f)

Letter Agreement, dated June 27, 2003, between Interpublic and Gunnar Wilmot providing for the Cancellation of Certain Stock Options is incorporated by reference to Exhibit 10(iii)(A)(xi) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003. See Commission file number 1-6686.

(g) Executive Special Benefit Agreement, dated as of May 16, 2003, and signed as of November 6, 2003, between the Registrant and Gunnar Wilmot, is filed herewith.

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

	(xvi)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant's Schedule 14A filed April 17, 2002. See Commission file number 1-6686.

(xvii)

The Interpublic Senior Executive Retirement Income Plan is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

	(xviii)	The Interpublic Capital Accumulation Plan is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

(xix)

The Interpublic Outside Directors Stock Incentive Plan of Interpublic, as amended through August 1, 2003, is incorporated by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

(d) Loan Agreements.

(i)

Five-Year Credit Agreement, amended and restated as of December 31, 2002, among the Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent, is incorporated by reference to the Registrant's Current Report On Form 8-K/A, filed with the Securities and Exchange Commission on February 12, 2003.

(ii)

Amendment No. 1, dated as of March 13, 2003, to the Amended and Restated Five-Year Credit Agreement, amended and restated as of December 31, 2002, among the Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent is incorporated by reference to Exhibit 10(d)(ii) to the Registrant's Report on Form 10-K for the year ended December 31, 2003. See Commission file number 1-6686.

(iii)

Amendment No. 2, dated as of May 15, 2003, to the Amended and Restated Five-Year Credit Agreement, amended and restated as of December 31, 2002, among the Registrant, the initial lenders named therein and Citibank, N.A., as administrative agent, is incorporated by reference to Exhibit 10(i)(A)(ii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

(iv)

Amendment No. 3, dated as of September 29, 2003, to the Amended and Restated Five-Year Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10(i)(B) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

(v)

Amendment No. 4, dated as of November 5, 2003, to the Amended and Restated Five-Year Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A., as Administrative Agent, is filed herewith.

(vi)

Amendment No. 5, dated as of November 18, 2003, to the Amended and Restated Five-Year Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A., as Administrative Agent, is filed herewith.

(vii)

364-Day Credit Agreement dated May 15, 2003 among the Registrant, the initial lenders named therein, JPMorgan Chase Bank, as syndication agent, UBS Warburg LLC and HSBC Bank USA, as co-documentation agents, Citigroup Global Markets Inc., as lead arranger and book manager and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10(i)(A)(i) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003. See Commission file number 1-6686.

(viii)

Amendment No. 2, dated as of September 29, 2003, to the 364-Day Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A. as Administrative Agent, is incorporated by reference to Exhibit 10(i)(A) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003. See Commission file number 1-6686.

	(ix)	Amendment No. 3, dated as of November 5, 2003, to the 364-Day Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A. as Administrative Agent, is filed herewith.

	(x)	Amendment No. 4, dated as of November 18, 2003, to the 364-Day Credit Agreement among the Registrant, the initial lenders named therein and Citibank, N.A. as Administrative Agent, is filed herewith.

(e)		Acquisition Agreement for Purchase of Real Estate.

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

(f)		Mortgage Agreements and Encumbrances.

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

(g)		Underwriting Agreements

(i)

Common Stock Underwriting Agreement, dated December 16, 2003, among The Interpublic Group of Companies, Inc. and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the several underwriters named therein, is incorporated by reference to the Registrant's Current Report On Form 8-K, filed with the Securities and Exchange Commission on December 19, 2003.

(ii)

5 3/8% Series A Mandatory Convertible Preferred Stock Underwriting Agreement, dated December 16, 2003, among The Interpublic Group of Companies, Inc. and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as representative of the several underwriters named therein, is incorporated by reference to the Registrant's Current Report On Form 8-K, filed with the Securities and Exchange Commission on December 19, 2003.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Auditors: PricewaterhouseCoopers LLP.

(24)	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

(31.1)	Certification dated as of March 15, 2004 and executed by David A. Bell, under Section 302 of the Sarbanes-Oxley Act of 2002 ("S-OX").

(31.2)	Certification dated as of March 15, 2004 and executed by Christopher J. Coughlin, under Section 302 of S-OX.

(32)	Certification dated as of March 15, 2004 and executed by David A. Bell and Christopher J. Coughlin, furnished pursuant to Section 906 of S-OX.

(99) (a)	The Company filed the following reports on Form 8-K during the quarter ended December 31, 2003:

	(i)	Report filed December 19, 2003. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits and Exhibits 1.1, 1.2, 4.1, 99.1, 99.2 and 99.3 Press Release.

	(ii)	Report filed December 18, 2003. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits and Exhibit 99.1 Press Release.

(iii)

Report filed December 8, 2003. Item 5 Other Events and Regulation FD Disclosure and Item 7 Financial Statements and Exhibits. Exhibits 99.1 (Items 1 and 2 of Part I of the Company's quarterly report on Form 10-Q/A for the quarter ended March 31, 2003).

	(iv)	Report filed December 5, 2003. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits and Exhibit 99.1 Press Release.

	(v)	Report filed December 1, 2003. Item 5 Other Events and Regulation FD Disclosure.

	(vi)	Report filed November 21, 2003. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits and Exhibit 99.1 Press Release.

	(vii)	Report, filed November 12, 2003. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits and Item 12 Results of Operations and Financial Condition. Exhibit 99.1.

REPORT OF MANAGEMENT

The consolidated financial statements, including the financial analysis and all other information in this Form 10-K, were prepared by management, who is responsible for their integrity and objectivity. Management believes the financial statements, which require the use of certain estimates and judgments, reflect the Company's financial position and operating results in conformity with generally accepted accounting principles.

Management maintains a system of internal accounting controls which provides reasonable assurance that, in all material respects, assets are maintained and accounted for in accordance with management's authorization, and transactions are recorded accurately in the books and records. As discussed in Item 9A Controls and Procedures in Part II of this Form 10-K, management has concluded that there was a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the processing and monitoring of inter-company transactions. This material weakness, together with other deficiencies associated with a lack of balance sheet monitoring, if unaddressed, could result in errors in the Company's consolidated financial statements. The Company has implemented certain systematic processes, which have been in place for the last five months of 2003, coupled with its existing manual controls, give the Company the ability to monitor this inter-company activity to ensure the integrity of the Consolidated Financial Statements for the year ended December 31, 2003. Management will continue to monitor these processes to ensure that they are working as prescribed.

Management continues its focus on balance sheet analysis and will further develop and enhance system-wide monitoring controls to allow it to mitigate the risk that material accounting errors might go undetected and be included in its consolidated financial statements. The Company will also continue to increase and upgrade its accounting and financial reporting resources. The Company's management believes that a "material weakness" persists with respect to these matters, notwithstanding the remedial action undertaken with respect to inter-company transactions. The Company's independent auditors concur with management's assessment.

The Company has also taken various other steps to establish effective control procedures and to maintain the accuracy of its financial disclosures (see Item 9A below).

The Company has determined that it has a significant amount of work yet to be completed with respect to remediating the above-mentioned material weakness. The Company is undertaking a thorough review of its internal controls, including, information technology systems and financial reporting, as part of the Company's preparation for compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. At this time we have not completed our review of the existing controls and their effectiveness. However, unless the material weakness described above is remedied management cannot make any assurances at this time that management will be able to assert that the Company's internal control over financial reporting is effective, pursuant to the rules adopted by the Commission under Section 404, when those rules take effect.

The Finance Committee of the Board of Directors, which is comprised of the Company's Chairman and Chief Financial Officer and four outside Directors, is responsible for defining lines of responsibility and delegating the authority to management to conduct the day-to-day financial affairs of the Company. In carrying out its duties, the Finance Committee primarily focuses on monitoring financial and operational goals and guidelines; approving and monitoring specific proposals for acquisitions; approving capital expenditures; working capital, cash and balance sheet management; and overseeing the hedging of foreign exchange, interest-rate and other financial risks. The Committee meets regularly to review presentations and reports on these and other financial matters to the Board. It also works closely with, but is separate from, the Audit Committee of the Board of Directors.

The Company has formally stated and communicated policies requiring of employees high ethical standards in their conduct of its business. As a further enhancement of the above, the Company's comprehensive internal audit program is designed for continual evaluation of the adequacy and effectiveness of its internal controls and measures adherence to established policies and procedures.

The Audit Committee of the Board of Directors is comprised of six directors, none of whom who are employees of the Company. The Committee reviews audit plans, internal controls, financial reports and related matters, and meets regularly with management, internal auditors and independent accountants. The independent accountants and the internal auditors have free access to the Audit Committee, without management being present, to discuss the results of their audits or any other matters.

The independent auditors, PricewaterhouseCoopers LLP, were appointed by the Audit Committee of the Board of Directors, and their appointment was ratified by the stockholders. The independent auditors have examined the financial statements of the Company and their opinion is included as part of the financial statements.

March 15, 2003

     /s/ David A. Bell
David A. Bell
Chairman and Chief Executive Officer

     /s/ Christopher J. Coughlin
Christopher J. Coughlin
Executive Vice President,
Chief Operating Officer and Chief Financial Officer