Form 10-Q
period 2004-03-31
INTERPUBLIC GROUP OF COMPANIES INC
filed 2004-05-10
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  [X]   No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at April 30, 2004: 418,919,837 shares.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
I N D E X

PART I.    FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements

	Consolidated Statement of Operations	3
	Three months ended March 31, 2004
	and 2003 (unaudited)

	Consolidated Balance Sheet	4
	March 31, 2004 and
	December 31, 2003 (unaudited)

	Consolidated Statement of Comprehensive Income (Loss)	6
	Three months ended March 31, 2004
	and 2003 (unaudited)

	Consolidated Statement of Cash Flows	7
	Three months ended March 31, 2004
	and 2003 (unaudited)

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of	22
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

PART II.  OTHER INFORMATION
Item 1.	Legal Proceedings	41

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	43

Item 6.	Exhibits and Reports on Form 8-K	44

SIGNATURES		45

INDEX TO EXHIBITS		46

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
	2004	2003

REVENUE	$1,395.1	$1,315.7

OPERATING EXPENSES:
Salaries and related expenses	874.0	854.7
Office and general expenses	463.3	429.1
Restructuring charges	62.6	--
Long-lived asset impairments	5.6	11.1
Total operating expenses	1,405.5	1,294.9

OPERATING INCOME (LOSS)	(10.4)	20.8

OTHER INCOME (EXPENSE):
Interest expense	(39.1)	(38.8)
Interest income	9.7	7.9
Other income	1.1	(0.2)
Investment impairments	(3.2)	(2.7)

Total other income (expense)	(31.5)	(33.8)

lOSS before income taxes	(41.9)	(13.0)

Income tax benefit	(26.8)	(5.6)

lOSS OF CONSOLIDATED COMPANIES	(15.1)	(7.4)

Income applicable to minority interests	(2.4)	(0.6)
Equity in net income (loss) of unconsolidated affiliates	0.6	(3.2)

lOSS FROM CONTINUING OPERATIONS	(16.9)	(11.2)

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAX)	--	2.6

NET lOSS	(16.9)	(8.6)

Dividends on preferred stock	4.8	--

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$ (21.7)	$ (8.6)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$ (0.05)	$ (0.03)
Discontinued operations	--	0.01
Total	$ (0.05)	$ (0.02)

Diluted:
Continuing operations	$ (0.05)	$ (0.03)
Discontinued operations	--	0.01
Total	$ (0.05)	$ (0.02)

Weighted average common shares:
Basic	413.3	381.8
Diluted	413.3	381.8

Cash dividends per common share	$ --	$ --

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

ASSETS
(Unaudited)

	March 31,	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$ 1,395.3	$ 2,005.7
Accounts receivable (net of allowance for doubtful accounts: 2004-$132.4; 2003-$133.4)	4,584.3	4,593.9
Expenditures billable to clients	316.8	280.6
Deferred income taxes	201.1	201.7
Prepaid expenses and other current assets	249.7	267.8

Total current assets	6,747.2	7,349.7

FIXED ASSETS, AT COST:
Land and buildings	105.8	108.1
Furniture and equipment	1,016.7	1,024.9
Leasehold improvements	484.2	516.0
	1,606.7	1,649.0
Less: accumulated depreciation	(950.4)	(991.9)

Total fixed assets	656.3	657.1

OTHER ASSETS:
Investments	240.3	248.6
Deferred income taxes	397.2	344.5
Other assets	272.1	282.0
Goodwill	3,345.4	3,310.6
Other intangible assets (net of accumulated
amortization: 2004-$21.2; 2003-$27.2)	42.0	42.0

Total other assets	4,297.0	4,227.7

TOTAL ASSETS	$11,700.5	$12,234.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY
(Unaudited)

	March 31,	December 31,
	2004	2003
CURRENT LIABILITIES:
Accounts payable	$ 5,050.4	$ 5,240.4
Accrued expenses	990.3	1,101.5
Loans payable	98.2	38.5
Convertible subordinated notes	--	244.1

Total current liabilities	6,138.9	6,624.5

NON-CURRENT LIABILITIES:
Long-term debt	1,050.8	1,054.2
Convertible subordinated notes	339.8	337.5
Convertible senior notes	800.0	800.0
Deferred compensation	461.0	488.3
Accrued postretirement benefits	51.6	51.5
Other non-current liabilities	226.8	202.6
Minority interests in consolidated subsidiaries	64.5	70.0

Total non-current liabilities	2,994.5	3,004.1

Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: 2004 - 7.5; 2003 - 7.5	373.7	373.7
Common stock, $0.10 par value,
shares authorized: 800.0,
shares issued: 2004 - 418.3; 2003 - 418.4	41.8	41.8
Additional paid-in capital	2,069.5	2,075.1
Retained earnings	384.6	406.3
Accumulated other comprehensive loss, net of tax	(236.3)	(215.1)
Treasury stock, at cost: 2004 - 0.4 shares; 2003 - 0.3 shares	(14.0)	(11.3)
Unamortized deferred compensation	(52.2)	(64.6)

Total stockholders' equity	2,567.1	2,605.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,700.5	$12,234.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) THREE MONTHS ENDED MARCH 31, (Amounts In Millions) (Unaudited)

	2004	2003

Net Loss	$(16.9)	$ (8.6)

Foreign Currency Translation Adjustments	(21.8)	29.6

Adjustment for Minimum Pension Liability
Adjustment for minimum pension liability	(3.7)	(4.7)
Tax benefit	1.5	2.0

Adjustment for Minimum Pension Liability	(2.2)	(2.7)

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains arising in the current period	1.6	--
Tax expense	(0.6)	--
Unrealized holding losses arising in the current period	(0.1)	(0.8)
Tax benefit	--	0.3
Reclassification of loss to net loss	3.2	--
Tax benefit	(1.3)	--

Unrealized Holding Gains (Losses) on Securities	2.8	(0.5)

Comprehensive - Income (Loss)	$(38.1)	$ 17.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31,
(Amounts in Millions)
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:	2004	2003

Net loss from continuing operations	$ (16.9)	$ (11.2)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	47.7	46.6
Amortization of restricted stock awards and bond discounts	13.4	18.4
Deferred income tax benefit	(51.8)	(15.0)
Undistributed equity (earnings) losses	(0.6)	3.2
Income applicable to minority interests	2.4	0.6
Restructuring charges - non-cash	6.7	--
Long-lived asset impairments	5.6	11.1
Investment impairments	3.2	2.7
Other	(5.3)	2.0
Change in assets and liabilities, net of acquisitions:
Accounts receivable	23.6	294.7
Expenditures billable to clients	(65.7)	(82.2)
Prepaid expenses and other current assets	13.9	(36.7)
Accounts payable and accrued expenses	(318.5)	(487.3)
Other non-current assets and liabilities	(4.8)	(25.0)

Net cash used in operating activities from continuing operations	(347.1)	(278.1)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions, including deferred payments, net of cash acquired	(39.0)	(52.9)
Capital expenditures	(37.8)	(29.6)
Proceeds from sales of businesses and fixed assets	17.1	6.9
Proceeds from sales of investments	3.9	14.2
Purchases of investments	(7.2)	(17.0)
Maturities of short-term marketable securities	13.0	11.2
Purchases of short-term marketable securities	(14.8)	(18.7)

Net cash used in investing activities from continuing operations	(64.8)	(85.9)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Increase (decrease) in short-term bank borrowings	59.8	(164.3)
Payments of Convertible Subordinate Notes	(244.1)	--
Proceeds from 4.5% Convertible Senior Notes	--	800.0
Proceeds from long-term debt	0.5	0.7
Payments of long-term debt	(0.3)	(0.7)
Debt issuance costs	--	(22.6)
Preferred stock issuance costs	(0.8)	--
Preferred stock dividends	(4.8)	--
Common stock transactions, net	(2.3)	2.9
Distributions to minority interests	(2.7)	(0.2)
Contributions from minority interests	4.9	1.0

Net cash provided by (used in) financing activities from continuing operations	(189.8)	616.8

Effect of exchange rates on cash and cash equivalents	(8.7)	15.3
Net cash used in discontinued operations	--	(12.9)

Increase (decrease) in cash and cash equivalents	(610.4)	255.2

Cash and cash equivalents at beginning of year	2,005.7	933.0

Cash and cash equivalents at end of period	$1,395.3	$1,188.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

Basis of Presentation
In the opinion of management, the financial statements included herein contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company" or "Interpublic") December 31, 2003 Annual Report to Shareholders filed on Form 10-K. The operating results for the first three months of the year are not necessarily indicative of the results for the year or other interim periods.

Certain prior year amounts have been reclassified to conform to current year presentation.

On July 10, 2003, the Company completed the sale of its NFO WorldGroup ("NFO") research unit to Taylor Nelson Sofres PLC ("TNS"). The results of NFO are classified as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, the results of operations and cash flows of NFO have been removed from the Company's results of continuing operations and cash flows for all periods presented.

2.	Earnings (Loss) Per Share The following sets forth the computation of earnings (loss) per common share:

(Amounts in Millions, Except Per Share Amounts)	Three Months Ended March 31,
Basic and diluted (a)	2004	2003

Loss from continuing operations	$(16.9)	$ (11.2)
Income from discontinued operations (net of tax)	--	2.6
Net loss	$(16.9)	$ (8.6)
Less: preferred stock dividends	4.8	--
Net loss applicable to common stockholders	$(21.7)	$ (8.6)

Weighted average number of common shares outstanding	413.3	381.8

Loss per common share from continuing operations	$(0.05)	$ (0.03)
Earnings per common share from discontinued operations	--	0.01
Net loss per common share - basic and diluted	$(0.05)	$ (0.02)

(a)

The computation of diluted EPS for 2004 excludes the weighted average number of incremental shares in connection with stock options and restricted stock, the assumed conversion of the 4.5%, 1.87% and 1.8% Convertible Notes and the assumed conversion of the Series A Mandatory Convertible Preferred Stock, because they were anti-dilutive. The computation of diluted EPS for 2003 excludes the assumed conversion of the 1.80% and 1.87% Convertible Subordinated Notes, the vesting of restricted stock and assumed exercise of stock options because they were anti-dilutive.

The assumed exercise of stock options, the assumed vesting of restricted stock and the conversion of Convertible Subordinated Notes and the Series A Mandatory Convertible Preferred Stock would have added the following diluted shares outstanding had they been dilutive:

	Three Months Ended March 31,
(Amounts in Millions)	2004	2003

Stock Options and Restricted Stock	5.0	3.8
Convertible Notes	68.7	13.1
Series A Mandatory Convertible Preferred Stock	23.7	--
Total	97.4	16.9

3.

Stock - Based Compensation Plans
The Company has various stock-based compensation plans which are accounted for under the intrinsic value recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations. Generally, all employee stock options are issued with the exercise price equal to the market price of the underlying shares at the grant date and, therefore, no compensation expense is recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The intrinsic value of restricted stock grants and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period.

If compensation cost for the Company's stock option plans and its Employee Stock Purchase Plan ("ESPP") had been determined based on the fair value at the grant dates as defined by SFAS 123, Accounting for Stock Based Compensation, the Company's pro forma loss from continuing operations applicable to common stockholders and loss per common share from continuing operations would have been as follows:

(Amounts in Millions, Except Per Share Amounts)	Three Months Ended March 31,
	2004	2003

Loss from continuing operations, as reported	$(16.9)	$(11.2)
Less: preferred stock dividends	4.8	--
Loss from continuing operations applicable to common stockholders	$(21.7)	$ (11.2)
Add back:
Stock-based employee compensation expense included in
reported net income, net of tax	4.7	5.8
Deduct:
Total fair value of stock based employee
compensation expense, net of tax	(12.7)	(13.9)
Pro forma loss from continuing operations applicable to common stockholders	$(29.7)	$(19.3)

Loss Per Common Share From Continuing Operations
Basic loss per share
As reported	$(0.05)	$(0.03)
Pro forma	$(0.07)	$(0.05)

Diluted loss per share
As reported	$(0.05)	$(0.03)
Pro forma	$(0.07)	$(0.05)

For purposes of this pro forma information, the fair value of shares under the ESPP was based on the 15% discount received by employees. The weighted-average fair value (discount) on the date of purchase for stock purchased under this plan was $2.43 and $1.57 for the three months ended March 31, 2004 and 2003, respectively.

The weighted-average fair value of options granted during the three months ended March 31, 2004 and 2003 was $7.76 and $4.51, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2004	2003
Expected option lives	6 years	6 years

Risk free interest rate	3.39%	3.38%

Expected volatility	44.71%	43.50%

Dividend yield	--	--

4.

Restructuring Charges
2003 Program
During the second quarter of 2003, the Company announced that it would undertake restructuring initiatives in response to softness in demand for advertising and marketing services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2004, the Company recorded restructuring charges of $64.2 million in connection with the 2003 restructuring program, as discussed below. The pre-tax restructuring charge for the 2003 program is composed of severance costs and lease termination costs. Charges related to terminated leases are recorded at net present value and are net of estimated sublease income amounts. The discount relating to lease terminations is being amortized over the expected remaining term of the related lease. A summary of the 2003 program on a life-to-date basis is as follows:

	For the Year Ended	For the Three Months Ended	Total Program Through March 31, 2004
	December 31, 2003	March 31, 2004
(Dollars in Millions)
Severance and termination costs	$126.2	$ 22.1	$148.3
Lease terminations and other exit costs	37.0	42.1	79.1
Total	$163.2	$ 64.2	$227.4

Headcount reductions	2,900	400	3,300

The severance and termination costs recorded to date relate to all employee levels and functions across the Company. Approximately 30% of the charge relates to severance in the US, 20% to severance in the UK, 15% to severance in France with the remainder largely relating to the rest of Europe, Asia and Latin America.

Lease termination costs, net of estimated sublease income, relate to the offices that have been vacated as part of the restructuring. Eighty offices have already been vacated and an additional 25 are to be vacated by September 30, 2004. The cash portion of the charge will be paid out over a period of several years. The majority of the offices to be vacated are located in the US, with approximately one third in overseas markets, principally in Europe.

In addition, charges of $7.6 million have been incurred in the three months ended March 31, 2004 related to acceleration of amortization of leasehold improvements on premises included in the 2003 program. The charge related to such amortization is included in office and general expenses in the accompanying Consolidated Statement of Operations. Charges of $16.5 million were incurred in 2003 related to the acceleration of amortization of leasehold impairments on premises included in the 2003 program.

A summary of the liability for restructuring charges that relates to the 2003 program is as follows:

	Liability at				Foreign	Liability at
	December 31,		Non-Cash	Cash	Currency	March 31,
	2003	Charges	Charges	Payments	Adjustment	2004
(Dollars in Millions)
Severance and termination costs	$ 37.7	$ 22.1	$ --	$(23.1)	$ 0.7	$ 37.4
Lease terminations and other exit costs	24.1	42.1	(6.7)	(4.8)	0.7	55.4
Total	$ 61.8	$ 64.2	$ (6.7)	$(27.9)	$ 1.4	$ 92.8

2001 Program
Following the completion of the True North acquisition in June 2001, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in 2001 in connection with the plan was $634.5 million. Additional amounts of $12.1 million and $12.4 million were recorded in 2002 and 2003, respectively.

A summary of the remaining liability for restructuring and other merger related costs related to the 2001 restructuring plan is as follows:

	Liability at	Cash		Liability at
(Dollars in Millions)	December 31, 2003	Payments	Adjustments	March 31, 2004

Severance and termination costs	$ 5.0	$ (1.3)	$ --	$ 3.7
Lease terminations and other exit costs	73.9	(8.1)	(1.6)	64.2
Total	$ 78.9	$ (9.4)	$ (1.6)	$ 67.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company terminated approximately 7,000 employees in connection with the 2001 restructuring program and downsized or vacated approximately 180 locations. Given the remaining lease terms involved, the remaining liabilities will be paid out over a period of several years.

In the first quarter of 2004, an adjustment of $1.6 million was made to reduce reserves for accruals no longer required.

5.

Long-Lived Asset Impairment and Other Charges
During the three months ended March 31, 2004, the Company recorded total charges of $5.6 million. This amount included $4.0 million related to the impairment of goodwill of a business, which the Company is in negotiations to sell, and $1.6 million related to capital expenditure outlays in its motorsports business that the Company is contractually required to spend to upgrade and maintain certain of its existing racing facilities. See Note 15 below for discussion of remaining contractual commitments related to Motorsports.

During the three months ended March 31, 2003, the Company recorded a charge of $11.1 million related to the impairment of long-lived assets at its motorsports business. This amount included $4.0 million of capital expenditure outlays in the three months ended March 31, 2003.

6.

Investment Impairment
During the first quarter of 2004, the Company recorded $3.2 million in investment impairment charges related to a decline in value of certain available-for-sale investments that was determined to be "other than temporary". During the comparable period in 2003, the Company recorded a charge of $2.7 million related to the impairment of an unconsolidated affiliate in Brazil.

7.

Recent Accounting Standards
In 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, along with certain revisions, which addressed consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. This Standard contained multiple effective dates based on the nature, as well as, the creation date of the VIE. The Company adopted the provisions of these interpretations effective December 31, 2003 and has consolidated certain entities meeting the definition of a VIE. Inclusion of these entities, which were included effective January 1, 2004, did not have a material impact on the Company's financial position or results of operations.

In January 2004, FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the new legislation. The Company has elected to defer the accounting until further guidance is issued by the FASB. The measurements of the Company's postretirement accumulated benefit plan obligation and net periodic benefit cost at March 31, 2004 and at December 31, 2003 do not reflect the effects of the new legislation. The guidance, when issued, could require the Company to change previously reported information.

In March 2004, EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, was issued to clarify the definition of a participating security and to require the use of the two-class method for computing basic earnings per share for those companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. The provisions of this pronouncement and the detailed calculations required are currently being reviewed by the Company and will be effective for the Company for the quarter ending June 30, 2004.

8.

Derivative and Hedging Activities
Forward Contracts
The Company has entered into foreign currency transactions in which foreign currencies (principally Euro, Pounds and Yen) are bought or sold forward. The contracts were entered into to meet currency requirements arising from specific transactions. The changes in value of these forward contracts were reflected in the Company's Consolidated Statement of Operations. As of March 31, 2004, the Company had contracts covering

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

approximately $0.5 million of notional amount of currency and the fair value of the forward contracts was negligible. As of March 31, 2003, the Company had contracts covering $38.9 million of notional amount of currency and the fair value of the forward contracts was a gain of $1.4 million.

Other
In connection with the issuance and sale of the 4.5% Convertible Senior Notes in March 2003, two embedded derivatives were created. The fair value of the two derivatives on March 31, 2004 was negligible.

9.	Components of Net Periodic Benefit Cost The components of net periodic benefit cost for domestic pension and retiree medical plans are as follows:

	Pension Benefits		Other Postretirement Benefits
For the Quarter Ended March 31:	2004	2003	2004	2003
(Dollars in Millions)
Service cost	$ --	$ --	$ 0.2	$ 0.2
Interest cost	2.1	0.4	0.8	0.8
Expected return on plan assets	(2.2)	(0.3)	--	--
Amortization of net loss	1.4	0.2	--	--

Net periodic benefit cost	$ 1.3	$ 0.3	$ 1.0	$ 1.0

The Company has previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $30 million to its domestic pension plan and $5.3 million to its domestic postretirement benefit plan in 2004. As of March 31, 2004, $30 million of contributions have been made to the domestic pension plan. The Company presently does not anticipate contributing additional funds to its domestic pension plan but does anticipate contributing $5.3 million to its postretirement benefit plan in 2004.

10.

Segment Information
At March 31, 2004, the Company is organized into five global operating groups together with several stand-alone agencies. The five global operating groups are: a) McCann; b) FCB; c) The Partnership d) SEG and e) CMG, the Consultancy Management Group. Each of the five groups and the stand-alone agencies has its own management structure and reports to senior management of the Company on the basis of this structure. The stand-alone agencies include Initiative Media, Campbell-Ewald, Hill Holliday and Deutsch, which provide advertising and/or marketing communication services.

As of December 31, 2003, SEG included Octagon Worldwide, Motorsports, Jack Morton Worldwide ("Jack Morton") and certain other businesses. In the first quarter of 2004, Motorsports began to report to management separately and Jack Morton was transferred into CMG. In transferring Jack Morton, the Company formalized the relationship between certain agencies, including Weber Shandwick Worldwide, Golin/Harris International, DeVries Public Relations, Marketing Corporation of America, FutureBrand and Jack Morton, which comprise CMG as of March 31, 2004.

The annual margins of each of the groups and the stand-alone agencies may vary due to global economic conditions, client spending and specific circumstances such as the Company's restructuring activities. However, based on the respective future prospects of McCann, FCB, The Partnership, CMG and the stand-alone agencies, the Company believes that the long-term average gross margin of each of these entities will converge over time and, given the similarity of the operations, McCann, FCB, The Partnership, CMG and the stand-alone agencies have been aggregated. SEG and Motorsports, however, have different margins than the rest of the Company and, given current projections, the Company believes that the margins for these operating segments will not converge with the remaining entities and are reported as separate segments in the first quarter of 2004.

Accordingly, in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information, the Company has three reportable segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based on operating earnings before interest and income taxes.

Prior year amounts have been restated to reflect the changes in the reporting structure discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summary financial information concerning the Company's reportable segments is as follows:

Three Months Ended March 31, 2004	IPG (Excl. SEG and Motorsports)	SEG	Motorsports	Consolidated Total
(Dollars in Millions)
Revenue	$ 1,331.3	$ 60.8	$ 3.0	$1,395.1
Operating income (loss)	(4.1)	3.7	(10.0)	(10.4)
Total Assets	11,370.8	273.6	56.1	11,700.5
Goodwill	3,321.5	23.9	--	3,345.4
Depreciation and amortization of fixed assets	45.1	1.1	--	46.2
Capital expenditures	$ 35.8	$ 0.4	$ 1.6	$ 37.8

Three Months Ended March 31, 2003
(Dollars in Millions)
Revenue	$ 1,252.6	$ 53.3	$ 9.8	$1,315.7
Operating income (loss)	38.8	3.6	(21.6)	20.8
Total assets	11,332.6	476.8	153.7	11,963.1
Goodwill	3,216.7	223.8	0.1	3,440.6
Depreciation and amortization of fixed assets	41.2	1.2	1.0	43.4
Capital expenditures	$ 21.8	$ 0.3	$ 7.5	$ 29.6

A reconciliation of information between reportable segments and the Company's consolidated pre-tax earnings is shown in the following table:

Three Months Ended March 31,	2004	2003
(Dollars in Millions)
Total operating income (loss) for reportable segments	$(10.4)	$ 20.8
Interest expense	(39.1)	(38.8)
Interest income	9.7	7.9
Other income (loss)	1.1	(0.2)
Investment impairment	(3.2)	(2.7)
Loss before income taxes	$(41.9)	$(13.0)

11.

Acquisitions, Deferred Payments and Dispositions
Acquisitions
During the three months ended March 31, 2004 and 2003, the Company consummated one acquisition in each period, for $6.5 million and $2.1 million in cash, respectively.

Deferred Payments and Purchase of Additional Interests
During the first quarter of 2004 and 2003, the Company made the following payments on acquisitions that had closed in prior years:

(Dollars in Millions)	Three Months Ended March 31,
	Deferred Payments		Purchase of Additional Interests
	2004	2003	2004	2003

Cash	$ 24.7	$ 41.2	$ 5.4	$ 7.2
Stock	--	14.9	--	0.1
Total	$ 24.7	$ 56.1	$ 5.4	$ 7.3

Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance and are recorded as an increase to goodwill and other intangibles. The amount of the payment is contingent upon the achievement of projected operating performance targets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Payments
During the first quarter of 2004 and 2003, the Company made the following payments principally related to loan notes and guaranteed deferred payments that had been previously recognized on the balance sheet:

(Dollars in Millions)	Three Months Ended March 31,
	2004	2003

Cash	$ 2.4	$ 3.0
Stock	--	--
Total	$ 2.4	$ 3.0

Dispositions
On January 12, 2004, the Company completed the sale of a business comprising the four motorsports circuits (including Brands Hatch, Oulton Park, Cadwell Park and Snetterton) (the "four owned circuits"), owned by its Brands Hatch subsidiaries, to MotorSport Vision Limited. The consideration for the sale was approximately 15 million Pounds, (approximately $26 million). An additional contingent amount of up to 2 million Pounds, (approximately $4 million) may be paid to the Company depending upon the future financial results of the operations sold. The Company recognized an impairment loss related to the four owned circuits of $38.0 million in the fourth quarter of 2003 and classified the relevant assets and liabilities as held for sale in the Consolidated Balance Sheet of the Company as of December 31, 2003.

As discussed in Note 15 below, on April 19, 2004, the Company and one of its subsidiaries reached an agreement with the Formula One Administration Limited ("FOA") to terminate and release their respective promoter and guarantee obligations for the British Grand Prix immediately following the next race in July 2004. In exchange for the early termination of these obligations and liabilities, the Company paid $46.5 million to the FOA on April 19, 2004, and a second installment of $46.5 million will be paid to the FOA on May 24, 2004. Following this transaction, the Company and one of its subsidiaries will continue to be responsible for operating the Silverstone racetrack and will remain subject to certain obligations under the original Silverstone lease and associated agreements with the British Racing Drivers Club ("BRDC"). The Company expects that its remaining contractual commitments in connection with the Silverstone racetrack will be approximately $62 million in total, to be paid out through the end of 2007. This estimated amount is based on termination of the Silverstone lease at the end of 2007, and includes payment of remaining amounts under the promoters agreement for the 2004 British Grand Prix. As a consequence of this transaction, the Company will recognize an accounting charge of approximately $80 million in its Consolidated Statement of Operations in the second quarter of 2004. This reflects the payments of $93 million offset by existing reserves related to the FOA obligations. In addition, based on the historical financial results of the Silverstone Motorsports operations, the Company expects that this business will continue to have additional operating losses through the end of 2007.

On July 10, 2003, the Company completed the sale of NFO to TNS. The results of NFO are classified as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, the results of operations and cash flows of NFO have been removed from the Company's results of continuing operations and cash flows for all periods presented. Income from discontinued operations consists of the following:

(Dollars in Millions)	Three Months Ended March 31,
	2004	2003

Pre-tax income from discontinued operations	$ --	$ 4.4
Tax expense	--	1.8
Income from discontinued operations	$ --	$ 2.6

12.

Debt and Certain Liquidity Matters
On June 27, 2000, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of five years and for borrowings of up to $375.0 million (as amended and restated from time to time, the "Five-Year Revolving Credit Facility"). On May 15, 2003, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of 364 days and for borrowings of up to $500.0 million, $200.0 million of which are available to the Company for the issuance of Letters of Credit (as amended from time to time, the "Old 364-Day Revolving Credit Facility" and, together with the Five-Year Revolving Credit Facility, the "Old Revolving Credit Facilities").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Old 364-Day Revolving Credit Facility expires on May 13, 2004. The Company expects to enter into a new 364-day revolving credit facility with a syndicate of banks on or about May 10, 2004 (the "New 364-Day Revolving Credit Facility") to replace the Old 364-Day Revolving Credit Facility. The New 364-Day Revolving Credit Facility provides for borrowings of up to $250.0 million. The Company further expects that on or about May 10, 2004, it will replace the Five-Year Revolving Credit Facility by entering into a new three-year revolving credit facility (the "Three-Year Revolving Credit Facility" and, together with the New 364-Day Revolving Credit Facility, the "New Revolving Credit Facilities"). The Three-Year Revolving Credit Facility provides for a term of three years and for borrowings of up to $450.0 million, of which $200.0 million will be available to the Company for the issuance of Letters of Credit. The Company voluntarily reduced the aggregate commitment levels in the New Revolving Credit Facilities as compared to the Old Revolving Credit Facilities due to the availability of other sources of liquidity.

The New 364-Day Revolving Credit Facility will expire on May 9, 2005. However, the Company will have the option to extend the maturity of amounts outstanding on the termination date under the New 364-Day Revolving Credit Facility for a period of one year, if EBITDA, as defined in the agreements, for the four fiscal quarters most recently ended is at least $831.0 million. The Old and New Revolving Credit Facilities are used for general corporate purposes, including commercial paper backstop and acquisition financing. As of March 31, 2004, the Company utilized $134.4 million under the Old 364-Day Revolving Credit Facility for the issuance of Letters of Credit and had no borrowings under the Five-Year Revolving Credit Facility. Upon entry into the New Revolving Credit Facilities on or about May 10, 2004, the Company expects to roll over the letters of credit issued and then outstanding under the Old 364-Day Revolving Credit Facility into the Three-Year Revolving Credit Facility, thereby utilizing $133.8 million under the Three-Year Revolving Credit Facility for the issuance of letters of credit, and the Company expects to have no borrowings under the New 364-Day Revolving Credit Facility at such time.

As with the Old Revolving Credit Facilities, the New Revolving Credit Facilities will bear interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. The interest rates on base rate loans and LIBOR loans under the New Revolving Credit Facilities will be affected by the facilities' utilization levels and the Company's credit ratings, as is the case with the Old Revolving Credit Facilities. Based on the Company's current credit ratings, interest rates on loans under the New 364-Day Revolving Credit Facility as of May 10, 2004 will be calculated by adding 112.5 basis points to LIBOR or 20 basis points to the applicable bank base rate, and interest rates on loans under the Three-Year Revolving Credit Facility will be calculated by adding 112.5 basis points to LIBOR or 25 basis points to the applicable bank base rate. At the Company's current credit rating level, this represents a decrease from the Old 364-Day Revolving Credit Facility and Five-Year Revolving Credit Facility of 62.5 and 62.5 basis points with respect to LIBOR, respectively, and a decrease of 5 basis points with respect to the base rate, respectively.

Both the Old Revolving Credit Facilities and the New Revolving Credit Facilities include financial covenants that set (i) maximum levels of debt for borrowed money as a function of EBITDA, (ii) minimum levels of EBITDA and (iii) minimum levels of EBITDA as a function of interest expense (in each case, as defined in those agreements).

Under the Old Revolving Credit Facilities, the following items are added back to net income in the calculation of EBITDA: (i) up to $161.4 million of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002; (ii) up to $275.0 million of non-recurring restructuring charges (up to $240.0 million of which may be cash charges) taken in the fiscal quarter ended March 31, 2003 and each of the fiscal periods ending June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004; (iii) up to $70.0 million of non-cash, non-recurring charges taken with respect to the impairment of the remaining book value of the Company's Motorsports business; (iv) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company's Motorsports business; (v) up to $300.0 million of non-cash, non-recurring goodwill or investment impairment charges taken in the fiscal periods ending September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004; (vi) up to $135.0 million in payments made by the Company (up to $40.0 million of which may be in cash) with respect to the fiscal periods ending September 30, 2003, December 31, 2003 and March 31, 2004, relating to the settlement of certain litigation matters; (vii) $24.8 million in respect of the early repayment by the Company of all amounts outstanding under each of the Note Purchase Agreements with The Prudential Company of America dated as of May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999 (collectively, the "Prudential Agreements"), respectively, with respect to the fiscal quarter ended September 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2003; (viii) non-cash charges related to the adoption by the Company of the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards No. 123 and Statement of Financial Accounting Standards No. 148; and (ix) certain payments made with respect to the fiscal periods ending September 30, 2003, December 31, 2003 and March 31, 2004, relating to the settlement of the Company's commitments under certain leasing and Motorsports event contractual arrangements, in each case determined in accordance with GAAP for such period minus gain realized by the Company upon the sale of NFO Worldwide, Inc. in accordance with GAAP.

In determining the Company's compliance with the financial covenants under the Old Revolving Credit Facilities as of March 31, 2004, the following charges for the four fiscal quarters most recently ended were added back to net income in the calculation of EBITDA: (i) $246.4 million of restructuring charges ($211.0 million of which were cash charges), (ii) $40.3 million of non-cash charges with respect to the impairment of the remaining book value of the Company's Motorsports business, (iii) $13.8 million of impairment charges taken with respect to capital expenditures of the Company's Motorsports business, (iv) $300.0 million of goodwill or investment impairment charges and (v) $115.0 million of charges (primarily non-cash) relating to certain litigation matters. Since these charges and payments were added back to the calculation of EBITDA, they do not affect the Company's compliance with its financial covenants.

Under the New Revolving Credit Facilities, the following items are added back to net income in the calculation of EBITDA: (i) non-recurring restructuring charges in an amount not to exceed $275.0 million (up to $240.0 million of which may be cash charges) recorded in the financial statements of the Company and its Consolidated Subsidiaries for the fiscal quarter ended March 31, 2003 and each of the fiscal periods ending June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, and September 30, 2004; (ii) non-cash, non-recurring charges in an amount not to exceed $50.0 million taken with respect to the impairment of the remaining book value of the Company's Motorsports business; (iii) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company's Motorsports business; (iv) non-cash, nonrecurring goodwill or investment impairment charges in an amount not to exceed $300.0 million taken in the fiscal periods ending September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004; (v) payments made by the Company not to exceed $135.0 million (up to $40.0 million of which may be in cash) relating to the settlement of certain litigation matters; (vi) $24.8 million in respect of the early repayment by the Company of all amounts outstanding under the Prudential Agreements with respect to the fiscal quarter ended September 30, 2003; (vii) from and after such time as the Company adopts the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards No. 123 and Statement of Financial Accounting Standards No. 148, non-cash charges related to such adoption; and (viii) cash payments made by the Company relating to the cash consideration paid by the Company not exceeding $160.0 million in connection with the liabilities and obligations of the Company's Motorsports business, in each case determined in accordance with GAAP for such period minus gain realized by the Company upon the sale of NFO Worldwide, Inc. in accordance with GAAP.

As of March 31, 2004, the Company was in compliance with all covenants (including the financial covenants) in the Old Revolving Credit Facilities using the definition of EBITDA under the Old Revolving Credit Facilities and expects to be in compliance with all covenants (including the financial covenants) in the New Revolving Credit Facilities using the definition of EBITDA under the New Revolving Facilities.

As with the Old Revolving Credit Facility, the terms of the New Revolving Credit Facilities restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company's domestic subsidiaries to incur additional debt in excess of $25.0 million. The New Revolving Credit Facilities limit annual cash acquisition spending to $100.0 million in the aggregate for any calendar year; provided that amounts unused in any year may be rolled over to the following years, but may not exceed $250.0 million in any calendar year. Annual share buybacks and dividend payments on the Company's convertible preferred stock is limited to $95.0 million in the aggregate for any calendar year, of which $45.0 million may be used for dividend payments on the Company's convertible preferred stock and $50.0 million may be used for dividend payments on the Company's capital stock (including Common Stock) and for share buybacks. Any unused portion of the permitted amount of $50.0 million, may be rolled over in successive years, provided that all such payments in any calendar year may not exceed $125.0 million in the aggregate. The Company's permitted level of annual capital expenditures is limited to $225.0 million provided that amounts unused in any year up to $50.0 million may be rolled over to the next year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Committed and Uncommitted Facilities
In addition to the Old Revolving Credit Facilities, at March 31, 2004 the Company had $0.8 million of committed lines of credit, all of which were provided by banks participating in the Old Revolving Credit Facilities. At March 31, 2004, no amounts were outstanding under these committed lines of credit. The Company's committed borrowings are repayable upon demand.

At March 31, 2004, the Company also had $754.1 million of uncommitted lines of credit, 68.5% of which were provided by banks participating in the Old Revolving Credit Facilities. At March 31, 2004, $97.7 million was outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

Other Debt Instruments
In March 2003, the Company completed the issuance and sale of $800.0 million aggregate principal amount of the 4.5% Notes. In April 2003, the Company used approximately $581 million of the net proceeds of this offering to repurchase the Zero-Coupon Notes tendered in its concurrent tender offer.

Common Stock and Preferred Stock Offerings
In 2003, the Company filed a universal shelf registration statement providing for the potential issuance and sale of securities in an aggregate amount of up to $1,800.0 million. On December 16, 2003, in a concurrent offering, the Company issued 25.8 million shares of common stock and issued 7.5 million shares of 3-year Series A Mandatory Convertible Preferred Stock (the "Preferred Stock") under this shelf registration. The total net proceeds received from these offerings was approximately $693 million. The Preferred Stock carries a dividend yield of 5.375%. On maturity, each share of the Preferred Stock will convert, subject to adjustment, to between 3.0358 and 3.7037 shares of common stock, depending on the then-current market price of the Company's common stock, representing a conversion premium of approximately 22% over the common stock offering price of $13.50 per share. Under certain circumstances, the Preferred Stock may be converted prior to maturity at the option of the holders or the Company.

In January 2004, the Company used approximately $246 million of the net proceeds from the offerings to redeem the Company's 1.80% Convertible Subordinated Notes due 2004. The remaining proceeds are being used for general corporate purposes and to further strengthen the Company's balance sheet and financial condition.

The Company will pay annual dividends on each share of Preferred Stock in the amount of $2.6875. Dividends will be cumulative from the date of issuance and will be payable on each payment date to the extent that dividends are not restricted under the New Revolving Credit Facilities and assets are legally available to pay dividends. The first dividend payment of $0.6420 per share and amounting to $4.8 million was declared on February 24, 2004 and was paid on March 15, 2004 to stockholders of record at the close of business on March 1, 2004.

Other
On March 25, 2004, Moody's Investor Services, Inc. confirmed the Company's senior unsecured and subordinated debt ratings at Baa3 and Ba1, respectively, with stable outlook. On April 2, 2004, Fitch Ratings affirmed the Company's senior unsecured, and subordinated debt ratings at BB+ and BB-, respectively, with stable outlook. Standard & Poor's Ratings Services ("S&P") rates the Company's senior unsecured debt at BB+ with a negative outlook.

13.

Effective Income Tax Rate
The Company's effective income tax rate was 64.0% and 43.1% in the quarters ended March 31, 2004 and 2003, respectively. The difference between the effective tax rate and statutory federal rate of 35% is due to state and local taxes and the effect of non-US operations. In addition, several discrete items impacted the effective income tax rate for 2004. The most significant item being the tax benefits resulting from payments made in satisfaction of certain financial guarantees related to the Motorsports business. The Company's effective tax rate will be impacted in subsequent quarters from its ongoing efforts to exit the Motorsports business. The effective tax rates for 2004 and 2003 were negatively impacted by restructuring charges, impairment charges and significant operating losses in a number of non-US jurisdictions that receive little or no tax benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

All of these factors contributed to the Company recording tax benefits of $26.8 million and $5.6 million on pre-tax losses of $41.9 million and $13.0 million for the three months ended March 31, 2004 and 2003, respectively.

Valuation Allowance
As required by SFAS 109, Accounting for Income Taxes ("SFAS 109"), the Company evaluates the realizability of its deferred tax assets on a quarterly basis. SFAS 109 requires a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. In circumstances where there is "sufficient negative evidence", establishment of a valuation allowance must be considered. A cumulative loss in the most recent three-year period represents sufficient negative evidence to consider a valuation allowance under the provisions of SFAS 109. As a result, the Company determined that certain of its deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance has been established relate primarily to foreign net operating loss, US capital loss, and foreign tax credit carryforwards.

The realization of the Company's remaining deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted profits, including but not limited to any future restructuring activities may require that the Company record additional valuation allowances against the Company's deferred tax assets on which a valuation allowance has not previously been established. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is "more likely than not" that such assets will be realized. An ongoing pattern of profitability will generally be considered as sufficient positive evidence. The Company's income tax expense recorded in the future will be reduced to the extent of offsetting decreases in the valuation allowance. The establishment and reversal of valuation allowances has had and could have a significant negative or positive impact on the future earnings of the Company.

14.

Commitments and Contingencies
Legal Matters
Federal Securities Class Actions
Thirteen federal securities purported class actions were filed against Interpublic and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after Interpublic's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the court and lead counsel was appointed for all plaintiffs on November 8, 2002. A consolidated amended complaint was filed on January 10, 2003. The purported class consists of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933, in connection with Interpublic's acquisition of True North on behalf of a purported class of True North shareholders who acquired Interpublic stock. No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion and, on March 14, 2003, defendants filed their reply to plaintiff's opposition to defendants' motion. On May 29, 2003, the United States District Court for the Southern District of New York denied the motion to dismiss as to Interpublic and granted the motion, in part, as to the present and former directors and officers named in the consolidated amended complaint. On June 30, 2003, defendants filed an answer to the consolidated amended complaint. On November 6, 2003, the Court granted plaintiffs' motion to certify a class consisting of persons who purchased Interpublic stock between October 28, 1997 and October 16, 2002 and a class consisting of persons who acquired shares of Interpublic stock in exchange for shares of True North stock. On December 2, 2003, Interpublic reached an agreement in principle to settle the consolidated class action shareholder suits currently pending in federal district court in New York.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The settlement is subject to the execution of a final settlement agreement and to approval by the court. Under the terms of the proposed settlement, Interpublic will pay $115 million, of which $20 million will be paid in cash and $95 million in shares of its common stock at a value of $14.50 per share. Interpublic also agreed that, should the price of its common stock fall below $8.70 per share before final approval of the settlement, Interpublic will either, at its sole discretion, issue additional shares of common stock or pay cash so that the consideration for the stock portion of the settlement will have a total value of $57 million (see below).

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

Derivative Actions
On September 4, 2002, a shareholder derivative suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of Interpublic against the Board of Directors and against Interpublic's auditors. This suit alleged a breach of fiduciary duties to Interpublic's shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in New York Supreme Court, New York County. The plaintiffs from these two shareholder derivative suits filed an Amended Derivative Complaint on January 31, 2003. On March 18, 2003, plaintiffs filed a motion to dismiss the Amended Derivative Complaint without prejudice. On April 16, 2003, the Amended Derivative Complaint was dismissed without prejudice. On February 24, 2003, plaintiffs also filed a Shareholders' Derivative Complaint in the United States District Court for the Southern District of New York. On May 2, 2003, plaintiffs filed an Amended Derivative Complaint. This action alleges the same breach of fiduciary duties claim as the state court actions, and adds a claim for contribution and forfeiture against two of the individual defendants pursuant to Section 21D of the Exchange Act and Section 304 of the Sarbanes-Oxley Act. On July 11, 2003, plaintiffs filed a Second Amended Derivative Complaint, asserting the same claims. The complaint does not state a specific amount of damages. On August 12, 2003, defendants moved to dismiss this action. On January 26, 2004, Interpublic reached an agreement in principle to settle this derivative action pending completion of the settlement of the class action shareholder suits currently pending in federal district court in New York. The settlement is subject to the execution of a definitive settlement agreement and to approval from the federal district court judge.

The settlement of the actions discussed above are still pending and is expected to take several months. To effect this settlement, confirmatory discovery will need to be completed, and the terms of the settlements will have to be approved by the court. The Company cannot give any assurances that the proposed settlement will receive the approval of the court or as to the amount or type of consideration that Interpublic might agree to pay in connection with any settlement. In the event that a final settlement is not agreed and approved by the court, these proceedings will continue and, as with all litigations, contain elements of uncertainty and the final resolution of these actions could have a material impact on the Company's financial position, cash flows or results of operations. However, management currently believes that the amounts accrued in its Consolidated Balance Sheet are adequate to cover the amounts the Company expects to pay.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For a discussion of the litigation charge recorded principally in connection with the potential settlement, see "Litigation Charges" below.

Other Legal Matters
The Company is involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition of the Company.

Litigation Charges
In 2003, the Company recorded a litigation charge of $115 million related to the tentative settlement discussed above. The Company believes that, if the settlement is concluded as expected, the amounts accrued would be adequate to cover all pending shareholder suits.

SEC Investigation
Interpublic was informed in January 2003 by the Securities and Exchange Commission (the "Commission") staff that the Commission has issued a formal order of investigation related to the Company's restatements of earnings for periods dating back to 1997. The matters had previously been the subject of an informal inquiry. Interpublic is cooperating fully with the ongoing investigation.

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

Other Contingencies
At March 31, 2004, the Company had contingent obligations under guarantees of certain obligations of its subsidiaries ("parent company guarantees"). The amount of such parent company guarantees was approximately $688.6 million and relates principally to lines of credit, guarantees of certain media payables and operating leases of certain subsidiaries. In the event of non-payment by the subsidiary of the obligations covered by the guarantee, the Company would be obliged to pay the amounts. As of March 31, 2004, there are no assets pledged as security for amounts owed or guaranteed.

See Note 15 for remaining commitments at the Silverstone circuit of Motorsports.

15.

Subsequent Event
On April 19, 2004, the Company and its subsidiary, Silverstone Motorsports Limited ("Silverstone Motorsports"), reached an agreement with the FOA to terminate and release their respective promoter and guarantee obligations relating to the British Grand Prix held at the Silverstone racetrack in the United Kingdom. Under this agreement, Interpublic and Silverstone Motorsports will be released from their obligations immediately following the British Grand Prix in July 2004. In exchange for the early termination of the obligations and liabilities of Interpublic and Silverstone Motorsports, Interpublic will pay a total of $93 million to the FOA in two equal installments. The first installment of $46.5 million was paid by Interpublic on April 19, 2004, and the second installment of $46.5 million will be paid on May 24, 2004.

Following this transaction, Silverstone Motorsports and the Company will continue to be responsible for operating the Silverstone racetrack and will remain subject to certain obligations under the original Silverstone lease and associated agreements with the BRDC and its subsidiary, Silverstone Estates Limited. The Company expects that its remaining contractual commitments in connection with the Silverstone racetrack will be approximately $62 million in total, to be paid out through the end of 2007. This estimated amount is based on termination of the Silverstone lease at the end of 2007, and includes payment of remaining amounts under the promoters agreement for the 2004 British Grand Prix but does not include any payments that may be made related to capital expenditures. As a consequence of this transaction, the Company will recognize an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

accounting charge of approximately $80 million in its Consolidated Statement of Operations in the second quarter of 2004. This reflects the payments of $93 million offset by existing reserves related to the FOA obligations. In addition, based on the historical financial results of the Silverstone Motorsports operations, the Company expects that this business will continue to have additional operating losses through the end of 2007.

The Company intends to review its future position at the Silverstone racetrack with the BRDC following this transaction, although there can be no assurance that such negotiations will result in an acceptable transaction. The Company's ultimate objective remains a full exit from all motorsports related activities.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

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

Additionally, organic revenue calculations have been adjusted to make 2004 organic revenue principally arising from public relations and sporting event arrangements more directly comparable to organic revenue arising from public relations and sporting event arrangements in periods preceding January 1, 2004. If these adjustments had been made to revenue for prior periods, there would have been neither a material effect on results in prior periods nor any effect whatsoever on operating or net income. These are principally reclassifications between revenues and office and general expenses relating to "grossing up" revenues and expenses by the same amount in connection with the reimbursement of certain out of pocket expenses relating to public relations and sporting event arrangements.

Management believes that discussing organic revenue, giving effect to the above factors, provides a better understanding of the Company's revenue performance and trends than reported revenue because it allows for more meaningful comparisons of current-period revenue to that of prior periods. Management also believes that organic revenue determined on a generally comparable basis is a common measure of performance in the businesses in which it operates. For the same reasons, management makes analogous adjustments to office and general expenses, which expenses, as adjusted, are a non-GAAP measure.

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

The Company's results of operations are dependent upon: a) maintaining and growing its revenue, b) the ability to retain and gain new clients, c) the continuous alignment of its costs to its revenue and d) retaining and attracting key personnel. Revenue is also highly dependent on overall economic and political conditions. For a discussion of these and other factors that could affect the Company's results of operations and financial conditions, see "Cautionary Statement ".

As discussed in Note 10 to the Consolidated Financial Statements, the Company is now comprised of three reportable segments: the Interpublic Sports and Entertainment Group ("SEG"), Motorsports and Interpublic excluding SEG and Motorsports.

Discontinued Operations

On July 10, 2003, the Company completed the sale of its NFO research unit to TNS. As such, the results of NFO are classified as a discontinued operation in 2003 in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, the results of operations and cash flows of NFO have been removed from the Company's results of continuing operations and cash flow for all periods presented in this document.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

The following table shows the Company's net income (loss) and earnings per common share for the periods ended March 31, 2004 and 2003:
	For the Three Months Ended March 31,
(Dollars in Millions, Except Per Share Data)	2004	2003

Continuing Operations	$(16.9)	$(11.2)
Discontinued Operations	--	2.6
Net Loss	$(16.9)	$ (8.6)

Diluted EPS from Continuing Operations	$(0.05)	$(0.03)
Diluted EPS from Discontinued Operations	--	0.01
Total Diluted EPS Per Common Share	$(0.05)	$(0.02)

The following summarizes certain financial information by the three reportable segments for purposes of management's discussion and analysis:
For the Three Months Ended March 31, 2004	IPG (Excl. SEG & Motorsports)	SEG	Motorsports	Total IPG
(Dollars in Millions)
Revenue	$1,331.3	$ 60.8	$ 3.0	$1,395.1
Salaries and related	842.2	28.8	3.0	874.0
Office and general	427.3	27.6	8.4	463.3
Restructuring charges	61.9	0.7	--	62.6
Long-lived asset impairment and other charges	4.0	--	1.6	5.6
Operating income (loss)	$ (4.1)	$ 3.7	$(10.0)	$ (10.4)

For the Three Months Ended March 31, 2003
(Dollars in Millions)
Revenue	$1,252.6	$ 53.3	$ 9.8	$1,315.7
Salaries and related	821.5	29.0	4.2	854.7
Office and general	392.3	20.7	16.1	429.1
Long-lived asset impairment and other charges	--	--	11.1	11.1
Operating income (loss)	$ 38.8	$ 3.6	$(21.6)	$ 20.8

Some of the key factors driving the financial results in the three months ended March 31, 2004 were:

Operating Income (Loss)
*	Higher foreign exchange rates for 2004, primarily the Euro and Pound, versus the US Dollar that resulted in higher US Dollar revenue and expense in comparison to 2003;

*

Organic revenue declines as a result of the continued softness in demand for the Company's advertising and marketing communications services by current clients, particularly in public relations and in other project-based businesses in international markets;

*

Restructuring charges of $62.6 million were recorded in the first quarter of 2004. In connection with the Company's restructuring program, a charge of $7.6 million was also recorded in office and general expenses related to the amortization of leasehold improvements;

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
*

A long-lived asset impairment charge of $5.6 million was recorded related to the goodwill of a business, which the Company is in negotiations to sell, and current capital expenditure outlays at the Company's Motorsports business.

Other Income (Expense)
*	Investment impairment charges of $3.2 million were recorded related to available-for-sale investments deemed to be other than temporarily impaired.

RESULTS OF OPERATIONS

REVENUE

The Company is a worldwide global marketing services company, providing clients with communications expertise in three broad areas: a) advertising and media management, b) marketing communications, which includes direct marketing and customer relationship management, public relations, sales promotion, event marketing, on-line marketing, corporate and brand identity, corporate meetings and events and healthcare marketing and c) specialized marketing services, which includes sports and entertainment marketing.

The following analysis provides further detail on revenue:
For Periods Ended March 31,					Increase/(Decrease)
(Dollars in Millions)							Excluding
		% of		% of	Reported		Currency Effect
	2004	Total	2003	Total	Dollars	%	Dollars	%
Domestic Revenue	$ 818.4	59%	$ 787.4	60%	$ 31.0	3.9%	$ 31.0	3.9%

International Revenue	576.7	41%	528.3	40%	48.4	9.2%	(17.9)	(3.0)%

Worldwide Revenue	$1,395.1	100%	$1,315.7	100%	$ 79.4	6.0%	$ 13.1	0.9%

The components of the total revenue change for the first quarter of 2004 were:
(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$ 66.3	5.1%
Net acquisitions/divestitures	(18.4)	(1.4)%
Reclassifications	38.9	2.9%
Organic revenue	(7.4)	(0.6)%
Total revenue increase	$ 79.4	6.0%

The decrease in organic revenue of 0.6% for the first quarter was due to continued softness in the demand for advertising and marketing services by current clients, particularly in international markets and in the Company's public relations services and other project related businesses. Coincident with the signs of an economic recovery, the Company's revenue trend improved sequentially toward the latter part of 2003 and into the first quarter of 2004, principally as a result of improved domestic business. Organic revenue was a decline of 3.1% in the third quarter of 2003, a decline of 1.1% in the fourth quarter of 2003 and a decline of 0.6% in the first quarter of 2004 in comparison with the same periods in the prior year.

OPERATING EXPENSES

Salaries and Related Expenses
In the first quarter of 2004, the Company's expenses related to employee compensation and various employee incentive and benefit programs amounted to approximately 63% of revenue compared to 65% for the same period of the prior year. The employee incentive programs are based primarily upon operating results. Salaries and related expenses in all periods were also impacted by salary progression.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salaries and related expenses were $874.0 million and $854.7 million for the three months ended March 31, 2004 and 2003, respectively, an increase of $19.3 million or 2.3%. The increase reflects the effect of higher foreign exchange rates, primarily the Euro and Pound, versus the US Dollar. Offsetting this increase is a decrease in severance expense and salaries as a result of lower headcount. Total headcount dropped to 43,700 at March 31, 2004 compared with 45,500 at March 31, 2003, as a result of the Company's restructuring program.

The components of the total change for the first quarter of 2004 were:
(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$ 44.4	5.1%
Net acquisitions/divestitures	(11.7)	(1.3)%
Reclassifications	2.3	0.3%
Reduction in salaries and related expenses from existing operations	(15.7)	(1.8)%
Total change	$ 19.3	2.3%

Office and General Expenses
Office and general expenses were $463.3 million and $429.1 million in the quarters ended March 31, 2004 and 2003, respectively, an increase of $34.2 million or 8.0%. The increase reflects the effect of higher foreign exchange rates, primarily the Euro and Pound, versus the US Dollar, and the reclassifications related to grossing-up expenses as previously discussed.

The reduction in office and general expenses from existing operations was due to a decrease in occupancy and overhead costs as a result of the 2003 restructuring program, a decrease in bad debt expense and a reduction in bank fees from the high levels of the first quarter of 2003. Offsetting these reductions are higher professional fees resulting from the securities litigation and SEC investigation, higher audit costs and costs associated with preparation for compliance with the Sarbanes-Oxley Act in addition to the accelerated amortization of leasehold improvements resulting from the restructuring program.

The components of the total change for the first quarter of 2004 were:

(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$ 27.7	6.6%
Net acquisitions/divestitures	(12.8)	(3.0)%
Reclassifications	35.7	8.4%
Reduction in office and general expenses from existing operations	(16.4)	(4.0)%
Total change	$ 34.2	8.0%

Restructuring Charges
During the three months ended March 31, 2004, the Company recorded restructuring charges of $62.6 million. The Company expects that the restructuring charges under the 2003 program and revised estimates to the 2001 program will result in cash payments of $60.8 million to be paid in the remainder of 2004, $18.3 million in 2005, and $26.1 million in 2006 and thereafter.

The Company's 2003 program is essentially complete as of March 31, 2004. Due to the fact that certain lease related costs can only be recorded when premises are vacated, however, some charges will be recorded subsequent to March 31, 2004. Approximately $40 million in such additional restructuring charges is expected to be incurred through September 30, 2004. The total amount of pre-tax charges the Company expects to incur through the completion of the 2003 program by September 30, 2004, including amounts classified in office and general expenses, will approximate $300 million.

The gross amount of annualized salary and occupancy costs eliminated as a result of the restructuring charges recorded to date is estimated to be approximately $200 million, a portion of which has begun to be realized during 2003 (as discussed in "Operating Expenses" above).

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2003 Program
During the second quarter of 2003, the Company announced that it would undertake restructuring initiatives in response to softness in demand for advertising and marketing services and that these activities would continue through September 30, 2004.

During the three months ended March 31, 2004, the Company recorded restructuring charges of $64.2 million in connection with the 2003 restructuring program as discussed below. The pre-tax restructuring charge for the 2003 program is composed of severance costs and lease termination costs. Charges related to terminated leases are recorded at net present value and are net of estimated sublease income amounts. The discount relating to lease terminations is being amortized over the expected remaining term of the related lease. A summary of the 2003 program on a life-to-date basis is as follows:
	For the Year Ended	For the Three Months Ended	Total Program Through March 31, 2004
	December 31, 2003	March 31, 2004
(Dollars in Millions)
Severance and termination costs	$ 126.2	$ 22.1	$ 148.3
Lease terminations and other exit costs	37.0	42.1	79.1
Total	$ 163.2	$ 64.2	$ 227.4

Headcount reductions	2,900	400	3,300

The severance and termination costs recorded to date relate to all employee levels and functions across the Company. Approximately 30% of the charge relates to severance in the US, 20% to severance in the UK, 15% to severance in France with the remainder largely relating to the rest of Europe, Asia and Latin America.

Lease termination costs, net of estimated sublease income, relate to the offices that have been vacated as part of the restructuring. Eighty offices have already been vacated and an additional 25 are to be vacated by September 30, 2004. The actions are expected to be completed by September 30, 2004; however, given the remaining lease terms involved, the cash portion of the charge will be paid out over a period of several years. The majority of the offices to be vacated are located in the US, with approximately one third in overseas markets, principally in Europe.

In addition, charges of $7.6 million have been incurred in the three months ended March 31, 2004 related to acceleration of amortization of leasehold improvements on premises included in the 2003 program. The charge related to such amortization is included in office and general expenses in the accompanying Consolidated Statement of Operations. Charges of $16.5 million were incurred in 2003 related to the acceleration of amortization of leasehold improvements on premises included in the 2003 program.

A summary of the liability for restructuring charges that relates to the 2003 program is as follows:
	Liability at				Foreign	Liability at
	December 31,		Non-Cash	Cash	Currency	March 31,
	2003	Charges	Charges	Payments	Adjustment	2004
(Dollars in Millions)
Severance and termination costs	$ 37.7	$ 22.1	$ --	$(23.1)	$ 0.7	$ 37.4
Lease terminations and other exit costs	24.1	42.1	(6.7)	(4.8)	0.7	55.4
Total	$ 61.8	$ 64.2	$ (6.7)	$(27.9)	$ 1.4	$ 92.8

2001 Program
Following the completion of the True North acquisition in June 2001, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in 2001 in connection with the plan was $634.5 million. Additional amounts of $12.1 million and $12.4 million were recorded in 2002 and 2003, respectively.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the remaining liability for restructuring and other merger related costs related to the 2001 restructuring plan is as follows:
	Liability at	Cash		Liability at
(Dollars in Millions)	December 31, 2003	Payments	Adjustments	March 31, 2004

Severance and termination costs	$ 5.0	$ (1.3)	$ --	$ 3.7
Lease terminations and other exit costs	73.9	(8.1)	(1.6)	64.2
Total	$ 78.9	$ (9.4)	$ (1.6)	$ 67.9

The Company terminated approximately 7,000 employees in connection with the 2001 restructuring program and downsized or vacated approximately 180 locations. Given the remaining lease terms involved, the remaining liabilities will be paid out over a period of several years.

In the first quarter of 2004, an adjustment of $1.6 million was made to reduce reserves for accruals no longer required.

Long-Lived Asset Impairment Charges
During the three months ended March 31, 2004, the Company recorded total charges of $5.6 million. This amount included $4.0 million related to the impairment of goodwill of a business, which the Company is in negotiations to sell, and $1.6 million related to capital expenditure outlays in its Motorsports business that the Company is contractually required to spend to upgrade and maintain certain of its existing racing facilities. See Note 15 to the Company's Consolidated Financial Statements for a discussion of the Company's remaining contingent obligations related to Motorsports.

During the three months ended March 31, 2003, the Company recorded a charge of $11.1 million related to the impairment of long-lived assets at its Motorsports business. This amount reflected $4.0 million of capital expenditure outlays in the three months ended March 31, 2003.

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense was virtually unchanged at $39.1 million for the first three months of 2004 compared with $38.8 million in the same period of 2003.

Interest Income
Interest income was $9.7 million for the first three months of 2004 compared with $7.9 million in the same period in 2003. The increase in 2004 is primarily due to higher cash balances resulting from the issuance of debt and equity offerings late in 2003.

Other Income (Expense)
The following table sets forth the components of other income:
(Dollars in Millions)	Three Months Ended March 31,
	2004	2003

Losses on sale of business	$ (0.1)	$ --
Gains (losses) on sales of other available-for-sale securities	1.2	(0.3)
Miscellaneous investment income	--	0.1
Total	$ 1.1	$ (0.2)

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Impairments
During the first quarter of 2004, the Company recorded $3.2 million in investment impairment charges related to available-for-sale investments that were deemed to be other than temporarily impaired. During the comparable period in 2003, the Company recorded a charge of $2.7 million related to the impairment of an unconsolidated affiliate in Brazil.

OTHER ITEMS

Effective Income Tax Rate
The Company's effective income tax rate was 64.0% and 43.1% in the quarters ended March 31, 2004 and 2003, respectively. The difference between the effective tax rate and statutory federal rate of 35% is due to state and local taxes and the effect of non-US operations. In addition, several discrete items impacted the effective income tax rate for 2004. The most significant item being the tax benefits resulting from payments made in satisfaction of certain financial guarantees related to the Motorsports business. The Company's effective tax rate will be impacted in subsequent quarters from its ongoing efforts to exit the Motorsports business. The effective tax rates for 2004 and 2003 were negatively impacted by restructuring charges, impairment charges and significant operating losses in a number of non-US jurisdictions that receive little or no tax benefit. All of these factors contributed to the Company recording tax benefits of $26.8 million and $5.6 million on pre-tax losses of $41.9 million and $13.0 million for the three months ended March 31, 2004 and 2003, respectively.

Valuation Allowance
As required by SFAS 109, Accounting for Income Taxes ("SFAS 109"), the Company evaluates the realizability of its deferred tax assets on a quarterly basis. SFAS 109 requires a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. In circumstances where there is "sufficient negative evidence", establishment of a valuation allowance must be considered. A cumulative loss in the most recent three-year period represents sufficient negative evidence to consider a valuation allowance under the provisions of SFAS 109. As a result, the Company determined that certain of its deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance has been established relate primarily to foreign net operating loss, US capital loss, and foreign tax credit carryforwards.

The realization of the Company's remaining deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted profits, including but not limited to any future restructuring activities may require that the Company record additional valuation allowances against the Company's deferred tax assets on which a valuation allowance has not previously been established. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is "more likely than not" that such assets will be realized. An ongoing pattern of profitability will generally be considered as sufficient positive evidence. The Company's income tax expense recorded in the future will be reduced to the extent of offsetting decreases in the valuation allowance. The establishment and reversal of valuation allowances has had and could have a significant negative or positive impact on the future earnings of the Company.

Minority Interest
Income applicable to minority interests was $2.4 million in the first three months of 2004 compared to $0.6 million in the first three months of 2003. The increase in the first three months of 2004 was primarily due to improved operating results of majority-owned affiliates in the US and Asia.

Unconsolidated Affiliates
Equity in net income (loss) of unconsolidated affiliates was income of $0.6 million in the first three months of 2004 compared to a loss of $3.2 million in the first three months of 2003. The loss in 2003 reflects losses of Modem Media which was sold in the fourth quarter of 2003, and higher losses of an unconsolidated investment in Brazil.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DERIVATIVES AND HEDGING ACTIVITIES

Forward Contracts
The Company has entered into foreign currency transactions in which foreign currencies (principally Euro, Pounds and Yen) are bought or sold forward. The contracts were entered into to meet currency requirements arising from specific transactions. The changes in value of these forward contracts were reflected in the Company's Consolidated Statement of Operations. As of March 31, 2004, the Company had contracts covering approximately $0.5 million of notional amount of currency and the fair value of the forward contracts was negligible. As of March 31, 2003, the Company had contracts covering $38.9 million of notional amount of currency and the fair value of the forward contracts was a gain of $1.4 million.

Other
In connection with the issuance and sale of the 4.5% Convertible Senior Notes in March 2003, two embedded derivatives were created. The fair value of the two derivatives on March 31, 2004 was negligible.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, cash and cash equivalents were $1,395.3 million, a decrease of $610.4 million from the December 31, 2003 balance of $2,005.7 million. Total debt at March 31, 2004 was $2,288.8 million, a decrease of $185.5 million from December 31, 2003. The reduction in both cash and debt reflect the redemption of the 1.80% Convertible Subordinated Notes in January 2004. The Company collects funds from clients on behalf of media outlets resulting in cash receipts and disbursements at levels substantially exceeding its revenue. Therefore, the working capital amounts reported on its balance sheet and cash flows from operating activities reflect the "pass-through" of these items.

Operating Activities
Net cash used in operating activities was $347.1 million and $278.1 million for the three months ended March 31, 2004 and 2003, respectively. The increase in cash used in operating activities in 2004 was primarily attributable to working capital changes, which include payments associated with the Company's restructuring program in addition to $30 million of contributions to its domestic pension plan. (See Note 9.) The Company expects to generate cash from operations in 2004. Offsetting the additional cash expected to be provided from operations in 2004 are cash uses related to the Company's restructuring program and amounts required to exit the Company's remaining Motorsports commitments.

Investing Activities
Historically the Company has pursued acquisitions to complement and enhance its service offerings. In addition, the Company has also sought to acquire businesses similar to those already owned to expand its geographic scope to better serve new and existing clients. Acquisitions have historically been funded using stock, cash or a combination of both. The Company is restricted by the terms of its Old and New Revolving Credit Facilities (as defined below) from making acquisitions or investments that are funded with cash. The Company's permitted level of annual expenditures for new acquisitions funded with cash is $100 million in the aggregate where unused amounts may be rolled over into successive years. The level of such permitted roll over will increase under the New Revolving Credit Facility. See "Financing Activities" for further discussion. Additionally, the Company has in the past and may in the future, combine businesses to better serve its clients or dispose of businesses to optimize returns to shareholders.

During the first three months of 2004 and 2003, the Company paid $39.0 million and $52.9 million, respectively, in cash for new acquisitions and earn out payments for previous acquisitions (see "Payments for Prior Acquisitions" below). The reduction in payments in 2004 reflects the Company's reduced level of acquisition activity.

In January 2004, the Company sold the four motorsports circuits owned by its Motorsports division for approximately $26 million in cash. An additional contingent amount of up to 2 million Pounds, (approximately $4 million) may be paid to the Company depending upon the future financial results of the operations sold.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's capital expenditures in the first three months of 2004 were $37.8 million compared to $29.6 million in the first three months of 2003. The primary purposes of these expenditures were to upgrade telecommunications and computer systems and to modernize offices. Under the Old Revolving Credit Facilities, the Company is restricted in making capital expenditures per year of greater than $175.0 million. This level will be increased under the New Revolving Credit Facilities, which the Company expects to enter into on or about May 10, 2004. See "Financing Activities" for further discussion. Throughout 2004, the Company expects to continue to make certain selective new acquisitions, and payouts for earn-outs due from previous acquisitions. Given the restrictions on these expenditures, discussed above, the Company does not expect these payments to exceed the approximately $400 million spent in 2003.

Financing Activities
Total cash on hand at March 31, 2004 was $1,395.3 million, a decrease of $610.4 million from December 31, 2003. Total debt at March 31, 2004 was $2,288.8 million, a decrease of $185.5 million from December 31, 2003. The reduction in both cash and debt reflect the redemption of the 1.80% Convertible Subordinated Notes in January 2004. The Company's cash and debt positions were positively impacted by its 2003 debt and equity offerings (as discussed below) , the sale of NFO, cash flow from operations, and international cash and debt pooling arrangements put in place to optimize the net debt balances in certain markets.

Revolving Credit Agreements
On June 27, 2000, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of five years and for borrowings of up to $375.0 million (as amended and restated from time to time, the "Five-Year Revolving Credit Facility"). On May 15, 2003, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of 364 days and for borrowings of up to $500.0 million, $200.0 million of which are available to the Company for the issuance of Letters of Credit (as amended from time to time, the "Old 364-Day Revolving Credit Facility" and, together with the Five-Year Revolving Credit Facility, the "Old Revolving Credit Facilities").

The Old 364-Day Revolving Credit Facility expires on May 13, 2004. The Company expects to enter into a new 364-day revolving credit facility with a syndicate of banks on or about May 10, 2004 (the "New 364-Day Revolving Credit Facility") to replace the Old 364-Day Revolving Credit Facility. The New 364-Day Revolving Credit Facility provides for borrowings of up to $250.0 million. The Company further expects that on or about May 10, 2004, it will replace the Five-Year Revolving Credit Facility by entering into a new three-year revolving credit facility (the "Three-Year Revolving Credit Facility" and, together with the New 364-Day Revolving Credit Facility, the "New Revolving Credit Facilities"). The Three-Year Revolving Credit Facility provides for a term of three years and for borrowings of up to $450.0 million, of which $200.0 million will be available to the Company for the issuance of Letters of Credit. The Company voluntarily reduced the aggregate commitment levels in the New Revolving Credit Facilities as compared to the Old Revolving Credit Facilities due to the availability of other sources of liquidity.

The New 364-Day Revolving Credit Facility will expire on May 9, 2005. However, the Company will have the option to extend the maturity of amounts outstanding on the termination date under the New 364-Day Revolving Credit Facility for a period of one year, if EBITDA, as defined in the agreements, for the four fiscal quarters most recently ended is at least $831.0 million. The Old and New Revolving Credit Facilities are used for general corporate purposes, including commercial paper backstop and acquisition financing. As of March 31, 2004, the Company utilized $134.4 million under the Old 364-Day Revolving Credit Facility for the issuance of Letters of Credit and had no borrowings under the Five-Year Revolving Credit Facility. Upon entry into the New Revolving Credit Facilities on or about May 10, 2004, the Company expects to roll over the letters of credit issued and then outstanding under the Old 364-Day Revolving Credit Facility into the Three-Year Revolving Credit Facility, thereby utilizing $133.8 million under the Three-Year Revolving Credit Facility for the issuance of letters of credit, and the Company expects to have no borrowings under the New 364-Day Revolving Credit Facility at such time.

As with the Old Revolving Credit Facilities, the New Revolving Credit Facilities will bear interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. The interest rates on base rate loans and LIBOR loans under the New Revolving Credit Facilities will be affected by the facilities' utilization levels and the Company's credit ratings, as is the case with the Old Revolving Credit Facilities. Based on the Company's current credit ratings, interest rates on loans under the New 364-Day Revolving Credit Facility as of May 10, 2004 will be calculated by adding 112.5 basis points to LIBOR or 20 basis points to the applicable bank base rate, and interest rates on loans under the Three-Year Revolving Credit Facility will be calculated by adding 112.5 basis points to

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIBOR or 25 basis points to the applicable bank base rate. At the Company's current credit rating level, this represents a decrease from the Old 364-Day Revolving Credit Facility and Five-Year Revolving Credit Facility of 62.5 and 62.5 basis points with respect to LIBOR, respectively, and a decrease of 5 basis points with respect to the base rate, respectively.

Both the Old Revolving Credit Facilities and the New Revolving Credit Facilities include financial covenants that set (i) maximum levels of debt for borrowed money as a function of EBITDA, (ii) minimum levels of EBITDA and (iii) minimum levels of EBITDA as a function of interest expense (in each case, as defined in those agreements).

Under the Old Revolving Credit Facilities, the following items are added back to net income in the calculation of EBITDA: (i) up to $161.4 million of non-cash, non-recurring charges taken in the fiscal year ended December 31, 2002; (ii) up to $275.0 million of non-recurring restructuring charges (up to $240.0 million of which may be cash charges) taken in the fiscal quarter ended March 31, 2003 and each of the fiscal periods ending June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004; (iii) up to $70.0 million of non-cash, non-recurring charges taken with respect to the impairment of the remaining book value of the Company's Motorsports business; (iv) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company's Motorsports business; (v) up to $300.0 million of non-cash, non-recurring goodwill or investment impairment charges taken in the fiscal periods ending September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004; (vi) up to $135.0 million in payments made by the Company (up to $40.0 million of which may be in cash) with respect to the fiscal periods ending September 30, 2003, December 31, 2003 and March 31, 2004, relating to the settlement of certain litigation matters; (vii) $24.8 million in respect of the early repayment by the Company of all amounts outstanding under each of the Note Purchase Agreements with The Prudential Company of America dated as of May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999 (collectively, the "Prudential Agreements"), respectively, with respect to the fiscal quarter ended September 30, 2003; (viii) non-cash charges related to the adoption by the Company of the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards No. 123 and Statement of Financial Accounting Standards No. 148; and (ix) certain payments made with respect to the fiscal periods ending September 30, 2003, December 31, 2003 and March 31, 2004, relating to the settlement of the Company's commitments under certain leasing and Motorsports event contractual arrangements, in each case determined in accordance with GAAP for such period minus gain realized by the Company upon the sale of NFO Worldwide, Inc. in accordance with GAAP.

In determining the Company's compliance with the financial covenants under the Old Revolving Credit Facilities as of March 31, 2004, the following charges for the four fiscal quarters most recently ended were added back to net income in the calculation of EBITDA: (i) $246.4 million of restructuring charges ($211.0 million of which were cash charges), (ii) $40.3 million of non-cash charges with respect to the impairment of the remaining book value of the Company's Motorsports business, (iii) $13.8 million of impairment charges taken with respect to capital expenditures of the Company's Motorsports business, (iv) $300.0 million of goodwill or investment impairment charges and (v) $115.0 million of charges (primarily non-cash) relating to certain litigation matters. Since these charges and payments were added back to the calculation of EBITDA, they do not affect the Company's compliance with its financial covenants.

Under the New Revolving Credit Facilities, the following items are added back to net income in the calculation of EBITDA: (i) non-recurring restructuring charges in an amount not to exceed $275.0 million (up to $240.0 million of which may be cash charges) recorded in the financial statements of the Company and its Consolidated Subsidiaries for the fiscal quarter ended March 31, 2003 and each of the fiscal periods ending June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, and September 30, 2004; (ii) non-cash, non-recurring charges in an amount not to exceed $50.0 million taken with respect to the impairment of the remaining book value of the Company's Motorsports business; (iii) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company's Motorsports business; (iv) non-cash, nonrecurring goodwill or investment impairment charges in an amount not to exceed $300.0 million taken in the fiscal periods ending September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004; (v) payments made by the Company not to exceed $135.0 million (up to $40.0 million of which may be in cash) relating to the settlement of certain litigation matters; (vi) $24.8 million in respect of the early repayment by the Company of all amounts outstanding under the Prudential Agreements with respect to the fiscal quarter ended September 30, 2003; (vii) from and after such time as the Company adopts the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards No. 123 and Statement of Financial Accounting Standards No. 148, non-cash charges related to such adoption; and (viii) cash

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

payments made by the Company relating to the cash consideration paid by the Company not exceeding $160.0 million in connection with the liabilities and obligations of the Company's Motorsports business, in each case determined in accordance with GAAP for such period minus gain realized by the Company upon the sale of NFO Worldwide, Inc. in accordance with GAAP.

As of March 31, 2004, the Company was in compliance with all covenants (including the financial covenants) in the Old Revolving Credit Facilities using the definition of EBITDA under the Old Revolving Credit Facilities and expects to be in compliance with all covenants (including the financial covenants) in the New Revolving Credit Facilities using the definition of EBITDA under the New Revolving Facilities.

As with the Old Revolving Credit Facility, the terms of the New Revolving Credit Facilities restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company's domestic subsidiaries to incur additional debt in excess of $25.0 million. The New Revolving Credit Facilities limit annual cash acquisition spending to $100.0 million in the aggregate for any calendar year; provided that amounts unused in any year may be rolled over to the following years, but may not exceed $250.0 million in any calendar year. Annual share buybacks and dividend payments on the Company's convertible preferred stock is limited to $95.0 million in the aggregate for any calendar year, of which $45.0 million may be used for dividend payments on the Company's convertible preferred stock and $50.0 million may be used for dividend payments on the Company's capital stock (including Common Stock) and for share buybacks. Any unused portion of the permitted amount of $50.0 million, may be rolled over in successive years, provided that all such payments in any calendar year may not exceed $125.0 million in the aggregate. The Company's permitted level of annual capital expenditures is limited to $225.0 million provided that amounts unused in any year up to $50.0 million may be rolled over to the next year.

Other Committed and Uncommitted Facilities
In addition to the Old Revolving Credit Facilities, at March 31, 2004 the Company had $0.8 million of committed lines of credit, all of which were provided by banks participating in the Old Revolving Credit Facilities. At March 31, 2004, no amounts were outstanding under these committed lines of credit. The Company's committed borrowings are repayable upon demand.

At March 31, 2004 the Company also had $754.1 million of uncommitted lines of credit, 68.5% of which were provided by banks participating in the Old Revolving Credit Facilities. At March 31, 2004, $97.7 million was outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

Other Debt Instruments
In March 2003, the Company completed the issuance and sale of $800.0 million aggregate principal amount of the 4.5% Notes. In April 2003, the Company used approximately $581 million of the net proceeds of this offering to repurchase the Zero-Coupon Notes tendered in its concurrent tender offer.

Common Stock and Preferred Stock Offerings
In 2003, the Company filed a universal shelf registration statement providing for the potential issuance and sale of securities in an aggregate amount of up to $1,800.0 million. On December 16, 2003, in a concurrent offering, the Company issued 25.8 million shares of common stock and issued 7.5 million shares of 3-year Series A Mandatory Convertible Preferred Stock (the "Preferred Stock") under this shelf registration. The total net proceeds received from these offerings was approximately $693 million. The Preferred Stock carries a dividend yield of 5.375%. On maturity, each share of the Preferred Stock will convert, subject to adjustment, to between 3.0358 and 3.7037 shares of common stock, depending on the then-current market price of the Company's common stock, representing a conversion premium of approximately 22% over the common stock offering price of $13.50 per share. Under certain circumstances, the Preferred Stock may be converted prior to maturity at the option of the holders or the Company.

In January 2004, the Company used approximately $246 million of the net proceeds from the offerings to redeem the Company's 1.80% Convertible Subordinated Notes due 2004. The remaining proceeds are being used for general corporate purposes and to further strengthen the Company's balance sheet and financial condition.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company will pay annual dividends on each share of Preferred Stock in the amount of $2.6875. Dividends will be cumulative from the date of issuance and will be payable on each payment date to the extent that dividends are not restricted under the New Revolving Credit Facilities and assets are legally available to pay dividends. The first dividend payment of $0.6420 per share and amounting to $4.8 million was declared on February 24, 2004 and was paid on March 15, 2004 to stockholders of record at the close of business on March 1, 2004.

Other
On March 25, 2004, Moody's Investor Services, Inc. confirmed the Company's senior unsecured and subordinated debt ratings at Baa3 and Ba1, respectively with stable outlook. On April 2, 2004, Fitch Ratings affirmed the Company's senior unsecured, and subordinated debt ratings at BB+ and BB-, respectively with stable outlook. Standard & Poor's Ratings Services ("S&P") rates the Company's senior unsecured debt at BB+ with a negative outlook.

Liquidity Outlook

The Company continues to believe that cash on hand and cash flow from operations, together with existing lines of credit, will be sufficient to fund the Company's working capital needs and other obligations through the next twelve months.

The Company believes that it will be able to meet each of the financial covenants in the New Revolving Credit Facilities for the next 12 months.

The Company has a number of retirement plans. Due to the deficit in the funded status of these plans, the Company funded its retirement arrangements with contributions of $30.0 million in February 2004. The Company considers that the long-term return on its pension trust assets and the funding available to the Company will be sufficient to finance these obligations.

Acquisitions and Deferred Payments
Historically, the Company has pursued acquisitions to complement and enhance its service offerings and to expand its geographic reach. During the three months ended March 31, 2004 and 2003, the Company consummated one acquisition in each period, for $6.5 million and $2.1 million in cash, respectively.

Deferred Payments and Purchase of Additional Interests

Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance and are recorded as an increase to goodwill and other intangibles. The amount of the payment is contingent upon the achievement of projected operating performance targets. The Company also has certain arrangements under which it may make elective payments, at its sole discretion, for additional interests in certain consolidated subsidiaries.

During the first quarter of 2004 and 2003, the Company made the following payments on acquisitions that had closed in prior years:
	Three Months Ended March 31,
	Deferred Payments		Purchase of Additional Interests
(Dollars in Millions)	2004	2003	2004	2003

Cash	$ 24.7	$ 41.2	$ 5.4	$ 7.2
Stock	--	14.9	--	0.1
Total	$ 24.7	$ 56.1	$ 5.4	$ 7.3

As of March 31, 2004, the Company's estimated liability for deferred payments is as follows:
(Dollars in Millions)	2004	2005	2006	2007	2008 and thereafter	Total

Cash	$ 95.1	$ 37.9	$ 8.4	$ 4.8	$ 5.2	$151.4
Stock	15.5	18.8	0.6	3.9	--	38.8
Total	$110.6	$ 56.7	$ 9.0	$ 8.7	$ 5.2	$190.2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The deferred payments noted above that may be required in the future are contingent upon the achievement of projected operating performance targets. The amounts are estimates based on the current projections as to the amount that will be paid and are subject to revisions as the earn-out periods progress.

Put and Call Options

The Company has entered into agreements that may either: i) require the Company to purchase additional equity interests in certain consolidated subsidiaries (put options) or ii) permit the Company, at its sole discretion, to acquire additional equity interests in certain consolidated subsidiaries. As of March 31, 2004, estimated amounts that would be paid under these arrangements, in the event of exercise at the earliest exercise date, are as follows:

(Dollars in Millions)					2008 and
Put Options	2004	2005	2006	2007	thereafter	Total

Cash	$ 31.5	$ 26.6	$ 3.7	$ 3.5	$ 9.7	$ 75.0
Stock	1.6	1.7	0.2	--	--	3.5
Total	$ 33.1	$ 28.3	$ 3.9	$ 3.5	$ 9.7	$ 78.5

Call Options
Cash	$ 4.3	$ 7.4	$ 2.5	$ 1.2	$ 14.8	$ 30.2
Stock	--	--	1.5	--	--	1.5
Total	$ 4.3	$ 7.4	$ 4.0	$ 1.2	$ 14.8	$ 31.7

The actual amount to be paid is generally contingent upon the achievement of projected operating performance targets, satisfying other conditions as specified in the relevant agreement and, with regard to call options, upon the Company's decision to exercise its option.

Unconsolidated Affiliates
The Company has also entered into put and call option agreements with respect to certain companies currently accounted for as unconsolidated affiliates. As of March 31, 2004, the estimated amount that would be paid primarily under put options, in the event of exercise at the earliest exercise date, is as follows:
					2008 and
(Dollars in Millions)	2004	2005	2006	2007	thereafter	Total

Cash	$ 3.8	$ 8.4	$ 15.0	$ 16.7	$ 3.0	$ 46.9
Stock	0.5	1.0	0.4	0.6	1.2	3.7
Total	$ 4.3	$ 9.4	$ 15.4	$ 17.3	$ 4.2	$ 50.6

Other Payments

During the first quarter of 2004 and 2003, the Company made the following payments principally related to loan notes and guaranteed deferred payments that had been previously recognized on the balance sheet:
Three Months Ended March 31,
(Dollars in Millions)	2004	2003

Cash	$ 2.4	$ 3.0
Stock	--	--
Total	$ 2.4	$ 3.0

As of March 31, 2004, the Company's estimated liability for other payments are cash amounts of $9.0 million and $1.1 million in 2004 and 2005, respectively, and stock amounts of $0.5 million in 2004.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2003, which are incorporated by reference in the Company's 2003 Annual Report on Form 10-K. Further, and as summarized in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K, the Company believes that certain of these policies are critical because they are both important to the presentation of the Company's financial condition and results and they require management's most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on other factors that it considers reasonable under the circumstances. Estimation methodologies are applied consistently from year to year and there have been no significant changes in the application of the critical accounting policies since December 31, 2003. Actual results may differ from these estimates under different assumptions or conditions.

OTHER MATTERS

Recent Accounting Standards
In 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, along with certain revisions, which addressed consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. This Standard contained multiple effective dates based on the nature, as well as, the creation date of the VIE. The Company has adopted the provisions of these interpretations effective December 31, 2003 and has consolidated certain entities meeting the definition of a VIE. Inclusion of these entities, which were included effective January 1, 2004 did not have a material impact on the Company's financial position or results of operations.

In January 2004, FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the new legislation. The Company has elected to defer the accounting until further guidance is issued by the FASB. The measurements of the Company's postretirement accumulated benefit plan obligation and net periodic benefit cost at March 31, 2004 and at December 31, 2003, as disclosed in the Company's report on Form 10-K for that period, do not reflect the effects of the new legislation. The guidance, when issued, could require the Company to change previously reported information.

In March 2004, the FASB ratified EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, to clarify the definition of a participating security and to require the use of the two-class method for computing basic earnings per share for those companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. The provisions of this pronouncement and the detailed calculations required are currently being reviewed by the Company and will be effective for the Company for the quarter ending June 30, 2004.

Other Contingencies

The Company continues to have commitments under certain leasing and motorsports event contractual arrangements relating to the British Grand Prix at the Silverstone racetrack. On April 19, 2004, the Company and one of its subsidiaries reached an agreement to terminate and release their respective promoter and guarantee obligations immediately following the British Grand Prix in July 2004. In exchange for the early termination of these obligations and liabilities, the Company paid $46.5 million to the FOA on April 19, 2004, and a second installment of $46.5 million will be payable to the FOA on May 24, 2004. Following this transaction, the Company and one of its subsidiaries will continue to be responsible for operating the Silverstone racetrack and will remain subject to certain obligations under the original Silverstone lease and associated agreements with the British Racing Drivers Club. The Company expects that its remaining contractual commitments in connection with the Silverstone racetrack will be approximately $62 million in total, to be paid out through the end of 2007. This estimated amount is based on termination of the Silverstone lease at the end of 2007, and includes payment of remaining amounts under the promoters agreement for the 2004 British Grand Prix, but does not include any payments that may be made related to capital expenditures.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2004, the Company had contingent obligations under guarantees of certain obligations of its subsidiaries ("parent company guarantees"). The amount of such parent company guarantees was approximately $688.6 million and relates principally to lines of credit, guarantees of certain media payables and operating leases of certain subsidiaries. In the event of non-payment by the subsidiary of the obligations covered by the guarantee, the Company would be obliged to pay the amounts. As of March 31, 2004, there are no assets pledged as security for amounts owed or guaranteed.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Interest Rates
At March 31, 2004, a significant portion of the Company's debt obligations were at fixed interest rates. Accordingly, assuming the fixed-rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by approximately $14.9 million if market rates were to increase by 10% and would increase by approximately $15.2 million if market rates were to decrease by 10%. For that portion of the debt that is maintained at variable rates, based on amounts and rates outstanding at March 31, 2004, the change in interest expense and cash flow from a 10% change in rates would be negligible.

Foreign Currencies
The Company faces two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in the Company's foreign operations are translated into US Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity section of the balance sheet. The Company's foreign subsidiaries generally collect revenues and pay expenses in currencies other than the US Dollar. Since the functional currency of the Company's foreign operations is generally the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders' equity and does not impact operating results. Revenues and expenses in foreign currencies translate into varying amounts of US Dollars depending upon whether the US Dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect the Company's consolidated revenues and expenses (as expressed in US Dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations and were not significant in the periods ended March 31, 2004 and 2003. The Company has not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Item 4.   Controls and Procedures

As previously disclosed, in prior years senior management and the Company's Audit Committee were informed by the Company's independent auditors that they considered that there was a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the processing and monitoring of inter-company transactions. This material weakness, together with other deficiencies associated with a lack of balance sheet monitoring, if unaddressed, could result in errors in the Company's Consolidated Financial Statements. The Company has implemented certain systematic processes, which have been in place since August 2003. These processes, coupled with its existing manual controls, give the Company the ability to monitor this inter-company activity to ensure the integrity of the Consolidated Financial Statements for the year ended December 31, 2003 and the three months ended March 31, 2004. Management will continue to monitor these processes to ensure that they are working as prescribed.

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

In the first quarter, management has formulated a strategy to create a shared service program to consolidate various financial transactional functions to attain efficiencies and controls surrounding these activities. Additionally, the focus on improvement with respect to financial staff requirements continues with qualified hiring and promotions. The Company commenced the establishment of a monitoring controls program across its operating entities. The program is in its initial stages but has aided in ensuring the completeness and accuracy of the Company's first quarter consolidated financial statements. The Company will continue working on this program throughout 2004. Lastly, the Company has continued its efforts towards documenting and validating its control environment as required by the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").

Notwithstanding the foregoing, the Company has determined that it has a significant amount of work yet to be completed with respect to remediating the above-mentioned material weakness. The Company is undertaking a thorough review of its internal controls, including information technology systems and financial reporting, as part of the Company's preparation for compliance with the requirements under Section 404 of Sarbanes-Oxley. At this time the Company has not completed its review of the existing controls and their effectiveness. However, unless the material weakness described above is remedied, management cannot make any assurances at this time that it will be able to assert that the Company's internal control over financial reporting is effective, pursuant to the rules adopted by the Commission under Section 404, when those rules take effect.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (including but not limited to steps described above). Based upon the Company's evaluation, the chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Other than as described above, there has been no change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CAUTIONARY STATEMENT

This Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements. Interpublic's representatives may also make forward-looking statements orally from time to time. Statements in this Report that are not historical facts, including statements about Interpublic's beliefs and expectations, particularly regarding recent business and economic trends, ongoing liabilities following termination of the British Grand Prix event and promoters agreements, the impact of litigation, the SEC investigation, dispositions, impairment charges, the integration of acquisitions and restructuring costs, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those described in this Report and the Annual Report on Form 10-K for the year ended December 31, 2003 under "Risk Factors". Forward-looking statements speak only as of the date they are made, and Interpublic undertakes no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such risk factors include, but are not limited to, the following:
*	risks associated with the effects of global, national and regional economic and political conditions;

*	the Company's ability to attract new clients and retain existing clients;

*	the financial success of the Company's clients;

*	the Company's ability to retain and attract key employees;

*	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world;

*	potential adverse effects if the Company is required to recognize additional impairment charges or other adverse accounting related developments;

*	potential adverse developments in connection with the SEC investigation;

*	risks associated with the Company's remaining motorsports commitments;

*	potential claims relating to termination of the British Grand Prix promoters agreement and Silverstone lease contracts;

*	potential downgrades in the credit ratings of Interpublic's securities; and

*	the successful completion and integration of acquisitions which complement and expand the Company's business capabilities.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Investors should carefully consider these factors and the additional risk factors outlined in more detail under the heading "Business-Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Federal Securities Class Actions

Thirteen federal securities purported class actions were filed against Interpublic and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after Interpublic's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the court and lead counsel was appointed for all plaintiffs on November 8, 2002. A consolidated amended complaint was filed on January 10, 2003. The purported class consists of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933, in connection with Interpublic's acquisition of True North on behalf of a purported class of True North shareholders who acquired Interpublic stock. No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion and, on March 14, 2003, defendants filed their reply to plaintiff's opposition to defendants' motion. On May 29, 2003, the United States District Court for the Southern District of New York denied the motion to dismiss as to Interpublic and granted the motion, in part, as to the present and former directors and officers named in the consolidated amended complaint. On June 30, 2003, defendants filed an answer to the consolidated amended complaint. On November 6, 2003, the Court granted plaintiffs' motion to certify a class consisting of persons who purchased Interpublic stock between October 28, 1997 and October 16, 2002 and a class consisting of persons who acquired shares of Interpublic stock in exchange for shares of True North stock. On December 2, 2003, Interpublic reached an agreement in principle to settle the consolidated class action shareholder suits currently pending in federal district court in New York. The settlement is subject to the execution of a final settlement agreement and to approval by the court. Under the terms of the proposed settlement, Interpublic will pay $115 million, of which $20 million will be paid in cash and $95 million in shares of its common stock at a value of $14.50 per share. Interpublic also agreed that, should the price of its common stock fall below $8.70 per share before final approval of the settlement, Interpublic will either, at its sole discretion, issue additional shares of common stock or pay cash so that the consideration for the stock portion of the settlement will have a total value of $57 million.

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

Derivative Actions

On September 4, 2002, a shareholder derivative suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of Interpublic against the Board of Directors and against Interpublic's auditors. This suit alleged a breach of fiduciary duties to Interpublic's shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in New York Supreme Court, New York County. The plaintiffs from these two shareholder derivative suits filed an Amended Derivative Complaint on January 31, 2003. On March 18, 2003, plaintiffs filed a motion to dismiss the Amended Derivative Complaint without prejudice. On April 16, 2003, the Amended Derivative Complaint was dismissed without prejudice. On February 24, 2003, plaintiffs also filed a Shareholders' Derivative Complaint in the United States District Court for the Southern District of New York. On May 2, 2003, plaintiffs filed an Amended Derivative Complaint. This action alleges the same breach of fiduciary duties claim as the state court actions, and adds a claim for contribution and forfeiture against two of the individual defendants pursuant to Section 21D of the Exchange Act and Section 304 of the Sarbanes-Oxley Act. On July 11, 2003, plaintiffs filed a Second Amended Derivative Complaint, asserting the same claims. The complaint does not state a specific amount of damages. On August 12, 2003, defendants moved to dismiss this action. On January 26, 2004, Interpublic reached an agreement in principle to settle this derivative action pending completion of the settlement of the class action shareholder suits currently pending in federal district court in New York. The settlement is subject to the execution of a definitive settlement agreement and to approval from the federal district court judge.

The settlement of the actions discussed above are still pending and is expected to take several months. To effect this settlement, confirmatory discovery will need to be completed, and the terms of the settlements will have to be approved by the court. The Company cannot give any assurances that the proposed settlement will receive the approval of the court or as to the amount or type of consideration that the Company might agree to pay in connection with any settlement. In the event that a final settlement is not agreed and approved by the court, these proceedings will continue and, as with all litigations, contain elements of uncertainty and the final resolution of these actions could have a material impact on the Company's financial position, cash flows or results of operations. However, management currently believes that the amounts accrued in its Consolidated Balance Sheet are adequate to cover the amounts the Company expects to pay.

For a discussion of the litigation charge recorded principally in connection with the potential settlement, see Note 14 to the Consolidated Financial Statements.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          (a)  The terms of the Company's New Revolving Credit Facilities restrict (among other things) the Company's ability to declare or pay dividends and repurchase shares of common stock. Annual share buybacks and dividend payments on the Company's convertible preferred stock is limited to $95.0 million in the aggregate for any calendar year, of which $45.0 million may be used for dividend payments on the Company's convertible preferred stock and $50.0 million may be used for dividend payments on the Company's capital stock (including Common Stock) and for share buybacks. Any unused portion of the permitted amount of $50.0 million, may be rolled over in successive years, provided that all such payments in any calendar year may not exceed $125.0 million in the aggregate.

          (e)  The following table provides information regarding the Company's purchases of its equity securities during the period from January 1, 2004 to March 31, 2004:
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - 31	249,958 Notes	-	-	-
	98,947 shares	$15.61	-	-
February 1 - 29	192,652 shares	$16.71	-	-
March 1 - 31	82,723 shares	$15.78	-	-

Total(1)	249,958 Notes		-	-
	374,322 shares	$16.21	-	-

(1)  Consists of (A) 249,958 1.80% Convertible Subordinated Notes due 2004 (the "Notes") convertible into shares of our common stock, which were redeemed in January 2004 at $978.10 per $1,000 principal amount of the Notes, pursuant to the terms of the Notes, (B) 114,825 and 24,707 shares of our common stock repurchased in private transactions in February 2004 and March 2004, respectively and (C) 234,790 restricted shares of our common stock withheld under the terms of grants under employee stock compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each of the first three months of 2004 (the "Withheld Shares").

(2)  Figures in this column do not include the $978.10 paid per $1,000 principal amount for the redemption of the Notes in January 2004. The average price of the Withheld Shares is the average of the high and low price of the Company's common stock (fair market value) on the relevant transaction date.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
(a)	EXHIBITS

EXHIBIT NO.	DESCRIPTION

10(iii)(A)(1)	Employment Agreement, made as of February 2, 2004, by and between Interpublic and Steve Gatfield.

10(iii)(A)(2)	Participation Agreement under The Interpublic Senior Executive Retirement Income Plan, dated as of January 30, 2004, between Interpublic and Steve Gatfield.

10(iii)(A)(3)	Executive Severance Agreement, dated April 1, 2004, between Interpublic and Steve Gatfield.

31.1	Certification, dated as of May 10, 2004 and executed by David A. Bell, under Section 302 of the Sarbanes-Oxley Act of 2002 ("S-OX").

31.2	Certification, dated as of May 10, 2004 and executed by Christopher J. Coughlin, under Section 302 of S-OX.

32	Certification, dated as of May 10, 2004 and executed by David A. Bell and Christopher J. Coughlin, furnished pursuant to Section 906 of S-OX.

(b)	REPORTS ON FORM 8-K

The following Reports on Form 8-K were filed during the quarter ended March 31, 2004:

1)	Report, filed January 5, 2004. Item 5 Other Events and Regulation FD Disclosure and Item 7 Financial Statements and Exhibits. Exhibit 99.1.

2)	Report, filed January 22, 2004. Item 5 Other Events and Regulation FD Disclosure and Item 7 Financial Statements and Exhibits. Exhibit 99.1.

3)

Report, filed January 27, 2004. Item 2 Acquisition or Disposition of Assets and Item 7 Financial Statements and Exhibits. Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 2003 and the fiscal year ended December 31, 2002 and Pro Forma Condensed Consolidated Balance Sheet as of September 30, 2003.

4)	Report, filed March 10, 2004. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits and Item 12 Results of Operations and Financial Condition. Exhibit 99.1.

5)	Report, filed March 10, 2004. Item 7 Financial Statements and Exhibits and Item 12 Results of Operations and Financial Condition. Exhibit 99.1.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

Date: May 10, 2004	BY /S/ DAVID A. BELL
DAVID A. BELL
Chairman of the Board, President
and Chief Executive Officer

Date: May 10, 2004	BY /S/ CHRISTOPHER J. COUGHLIN
CHRISTOPHER J. COUGHLIN
Executive Vice President Chief Operating Officer and Chief Financial Officer

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS
EXHIBIT NO.	DESCRIPTION

10(iii)(A)(1)	Employment Agreement, made as of February 2, 2004, by and between Interpublic and Steve Gatfield.

10(iii)(A)(2)	Participation Agreement under The Interpublic Senior Executive Retirement Income Plan, dated as of January 30, 2004, between Interpublic and Steve Gatfield.

10(iii)(A)(3)	Executive Severance Agreement, dated April 1, 2004, between Interpublic and Steve Gatfield.

31.1	Certification, dated as of May 10, 2004 and executed by David A. Bell, under Section 302 of the Sarbanes-Oxley Act of 2002 ("S-OX").

31.2	Certification, dated as of May 10, 2004 and executed by Christopher J. Coughlin, under Section 302 of S-OX.

32	Certification, dated as of May 10, 2004 and executed by David A. Bell and Christopher J. Coughlin, furnished pursuant to Section 906 of S-OX.