Form 10-Q
period 2004-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2004-08-09
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-6686
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1024020 (I.R.S. Employer Identification No.)

1114 Avenue of the Americas, New York, New York (Address of principal executive offices)	10036 (Zip Code)

Registrant's telephone number, including area code (212) 704-1200

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock outstanding at July 30, 2004: 422,130,934 shares.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
I N D E X

PART I.    FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements

	Consolidated Statement of Operations	3
	Three months ended June 30, 2004
	and 2003 (unaudited)

	Consolidated Statement of Operations	4
	Six months ended June 30, 2004
	and 2003 (unaudited)

	Consolidated Balance Sheet	5
	June 30, 2004 and
	December 31, 2003 (unaudited)

	Consolidated Statement of Comprehensive Income (Loss)	7
	Three months ended June 30, 2004
	and 2003 (unaudited)

	Consolidated Statement of Comprehensive Income (Loss)	8
	Six months ended June 30, 2004
	and 2003 (unaudited)

	Consolidated Statement of Cash Flows	9
	Six months ended June 30, 2004
	and 2003 (unaudited)

	Notes to Consolidated Financial Statements (unaudited)	10

Item 2.	Management's Discussion and Analysis of	25
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	44

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30,
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
	2004	2003

REVENUE	$1,544.1	$1,499.4

OPERATING EXPENSES:
Salaries and related expenses	893.8	878.4
Office and general expenses	506.8	463.7
Restructuring charges	2.0	94.4
Long-lived asset impairments	3.0	11.0
Motorsports contract termination costs	80.0	--

Total operating expenses	1,485.6	1,447.5

OPERATING INCOME	58.5	51.9

OTHER INCOME (EXPENSE):
Interest expense	(38.4)	(46.1)
Interest income	10.4	10.2
Other income	2.3	0.3
Investment impairments	--	(9.8)

Total other expense	(25.7)	(45.4)

INCOME before income taxes	32.8	6.5

Income tax provision	33.4	22.4

LOSS OF CONSOLIDATED COMPANIES	(0.6)	(15.9)

Income applicable to minority interests	(5.6)	(8.4)
Equity in net income of unconsolidated affiliates	0.8	1.3

LOSS FROM CONTINUING OPERATIONS	(5.4)	(23.0)

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAX)	--	9.5

NET lOSS	(5.4)	(13.5)

Dividends on preferred stock	5.0	--

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(10.4)	$(13.5)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.03)	$(0.06)
Discontinued operations	--	0.02
Total	$(0.03)	$(0.04)

Diluted:
Continuing operations	$(0.03)	$(0.06)
Discontinued operations	--	0.02
Total	$(0.03)	$(0.04)

Weighted average common shares:
Basic	414.6	384.3
Diluted	414.6	384.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30,
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
	2004	2003

REVENUE	$2,939.2	$2,815.1

OPERATING EXPENSES:
Salaries and related expenses	1,767.8	1,733.1
Office and general expenses	970.1	892.8
Restructuring charges	64.6	94.4
Long-lived asset impairments	8.6	22.1
Motorsports contract termination costs	80.0	--

Total operating expenses	2,891.1	2,742.4

OPERATING INCOME	48.1	72.7

OTHER INCOME (EXPENSE):
Interest expense	(77.5)	(84.9)
Interest income	20.1	18.1
Other income	3.4	0.1
Investment impairments	(3.2)	(12.5)

Total other expense	(57.2)	(79.2)

LOSS BEFORE INCOME TAXES	(9.1)	(6.5)

Income tax provision	6.6	16.8

LOSS OF CONSOLIDATED COMPANIES	(15.7)	(23.3)

Income applicable to minority interests	(8.0)	(9.0)
Equity in net income (loss) of unconsolidated affiliates	1.4	(1.9)

LOSS FROM CONTINUING OPERATIONS	(22.3)	(34.2)

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAX)	--	12.1

NET lOSS	(22.3)	(22.1)

Dividends on preferred stock	9.8	--

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(32.1)	$(22.1)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.08)	$(0.09)
Discontinued operations	--	0.03
Total	$(0.08)	$(0.06)

Diluted:
Continuing operations	$(0.08)	$(0.09)
Discontinued operations	--	0.03
Total	$(0.08)	$(0.06)

Weighted average common shares:
Basic	413.9	383.1
Diluted	413.9	383.1

The accompanying notes are an integral part of these Consolidated Financial Statements.
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

ASSETS
(Unaudited)

	June 30,	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$1,434.3	$2,005.7
Accounts receivable (net of allowance for doubtful accounts: 2004-$132.0; 2003-$133.4)	4,937.7	4,632.4
Expenditures billable to clients	330.9	242.1
Deferred income taxes	201.4	201.7
Prepaid expenses and other current assets	223.0	267.8

Total current assets	7,127.3	7,349.7

FIXED ASSETS, AT COST:
Land and buildings	105.7	108.1
Furniture and equipment	1,008.8	1,024.9
Leasehold improvements	476.6	516.0
	1,591.1	1,649.0
Less: accumulated depreciation	(948.1)	(991.9)

Total fixed assets	643.0	657.1

OTHER ASSETS:
Investments	235.0	248.6
Deferred income taxes	404.1	344.5
Other assets	279.0	282.0
Goodwill	3,428.9	3,310.6
Other intangible assets (net of accumulated
amortization: 2004-$24.2; 2003-$27.2)	38.9	42.0

Total other assets	4,385.9	4,227.7

TOTAL ASSETS	$12,156.2	$12,234.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY
(Unaudited)

	June 30,	December 31,
	2004	2003
CURRENT LIABILITIES:
Accounts payable	$5,724.4	$5,299.2
Accrued expenses	838.5	1,042.7
Loans payable	34.8	38.5
Convertible subordinated notes	--	244.1

Total current liabilities	6,597.7	6,624.5

NON-CURRENT LIABILITIES:
Long-term debt	1,047.1	1,054.2
Convertible subordinated notes	342.2	337.5
Convertible senior notes	800.0	800.0
Deferred compensation	449.0	488.3
Accrued postretirement benefits	52.4	51.5
Other non-current liabilities	249.1	202.6
Minority interests in consolidated subsidiaries	56.3	70.0

Total non-current liabilities	2,996.1	3,004.1

Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: 2004 -7.5; 2003 - 7.5	373.7	373.7
Common stock, $0.10 par value,
shares authorized: 800.0,
shares issued: 2004 - 422.4; 2003 - 418.4	42.2	41.8
Additional paid-in capital	2,129.1	2,075.1
Retained earnings	374.2	406.3
Accumulated other comprehensive loss, net of tax	(257.4)	(215.1)
Treasury stock, at cost: 2004 - 0.4 shares; 2003 - 0.3 shares	(14.0)	(11.3)
Unamortized deferred compensation	(85.4)	(64.6)

Total stockholders' equity	2,562.4	2,605.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,156.2	$12,234.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) THREE MONTHS ENDED JUNE 30, (Amounts in Millions) (Unaudited)

	2004	2003

Net Loss	$(5.4)	$(13.5)

Foreign Currency Translation Adjustments	(20.8)	47.0

Adjustment for Minimum Pension Liability
Adjustment for minimum pension liability	--	(0.5)
Tax benefit	--	--

Adjustment for Minimum Pension Liability	--	(0.5)

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains arising in the current period	--	5.3
Tax expense	--	(2.2)
Unrealized holding losses arising in the current period	(0.6)	--
Tax benefit	0.3	--
Reclassification of loss to net loss	--	--
Tax benefit	--	--

Unrealized Holding Gains (Losses) on Securities	(0.3)	3.1

Comprehensive - Income (Loss)	$(26.5)	$36.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) SIX MONTHS ENDED JUNE 30, (Amounts in Millions) (Unaudited)

	2004	2003

Net Loss	$(22.3)	$(22.1)

Foreign Currency Translation Adjustments	(42.6)	76.7

Adjustment for Minimum Pension Liability
Adjustment for minimum pension liability	(3.7)	(5.2)
Tax benefit	1.5	2.0

Adjustment for Minimum Pension Liability	(2.2)	(3.2)

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains arising in the current period	1.6	5.3
Tax expense	(0.6)	(2.2)
Unrealized holding losses arising in the current period	(0.7)	(0.8)
Tax benefit	0.3	0.3
Reclassification of loss to net loss	3.2	--
Tax benefit	(1.3)	--

Unrealized Holding Gains (Losses) on Securities	2.5	2.6

Comprehensive - Income (Loss)	$(64.6)	$54.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30,
(Amounts in Millions)
(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:

Net loss from continuing operations	$(22.3)	$(34.2)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	90.6	94.2
Amortization of restricted stock awards and bond discounts	28.5	39.9
Deferred income tax benefit	(59.9)	(24.7)
Undistributed equity (earnings) losses	(1.4)	1.9
Income applicable to minority interests	8.0	9.0
Restructuring charges - non-cash	6.7	5.8
Long-lived asset impairments	8.6	22.1
Investment impairments	3.2	12.5
Other	(5.5)	16.4
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(350.5)	(4.9)
Expenditures billable to clients	(89.8)	(99.3)
Prepaid expenses and other current assets	24.0	(23.1)
Accounts payable and accrued expenses	246.1	(4.2)
Other non-current assets and liabilities	(3.1)	(31.2)

Net cash used in operating activities from continuing operations	(116.8)	(19.8)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions, including deferred payments, net of cash acquired	(136.3)	(141.3)
Capital expenditures	(77.5)	(72.1)
Proceeds from sales of businesses and fixed assets	28.9	3.9
Proceeds from sales of investments	10.6	21.3
Purchases of investments	(10.3)	(37.6)
Maturities of short-term marketable securities	43.2	17.2
Purchases of short-term marketable securities	(35.4)	(27.8)

Net cash used in investing activities from continuing operations	(176.8)	(236.4)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Decrease in short-term bank borrowings	(5.1)	(209.1)
Payments of Convertible Subordinate Notes	(244.1)	(580.0)
Proceeds from 4.5% Convertible Senior Notes	--	800.0
Proceeds from long-term debt	0.5	0.9
Payments of long-term debt	(0.6)	(1.4)
Debt issuance costs	(2.3)	(26.9)
Preferred stock dividends	(9.8)	--
Common stock transactions	0.9	8.0
Distributions to minority interests	(10.9)	(7.4)
Contributions from minority interests	6.1	0.5

Net cash used in financing activities from continuing operations	(265.3)	(15.4)

Effect of exchange rates on cash and cash equivalents	(12.5)	52.1
Net cash used in discontinued operations	--	(13.4)

Decrease in cash and cash equivalents	(571.4)	(232.9)

Cash and cash equivalents at beginning of year	2,005.7	933.0

Cash and cash equivalents at end of period	$1,434.3	$700.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.		Basis of Presentation

In the opinion of management, the financial statements included herein contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.'s (the "Company" or "Interpublic") December 31, 2003 Annual Report to Shareholders filed on Form 10-K as later amended and replaced by the Company in its Current Report on Form 8-K dated May 26, 2004 (the "2003 Form 10-K"). The operating results for the first six months of the year are not necessarily indicative of the results for the full year or other interim periods.

Certain prior-year amounts have been reclassified to conform to current-year presentation.

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

2.		Earnings (Loss) Per Share
The following sets forth the computation of earnings (loss) per common share:

(Amounts in Millions, Except Per Share Amounts)	Three Months Ended June 30,
Basic and diluted (a)	2004	2003

Loss from continuing operations	$(5.4)	$(23.0)
Income from discontinued operations (net of tax)	--	9.5
Net loss	(5.4)	(13.5)
Less: preferred stock dividends	5.0	--
Net loss applicable to common stockholders	$(10.4)	$(13.5)

Weighted average number of common shares outstanding	414.6	384.3

Loss per common share from continuing operations	$(0.03)	$(0.06)
Earnings per common share from discontinued operations	--	0.02
Net loss per common share - basic and diluted	$(0.03)	$(0.04)

(Amounts in Millions, Except Per Share Amounts)	Six Months Ended June 30,
Basic and diluted (a)	2004	2003

Loss from continuing operations	$(22.3)	$(34.2)
Income from discontinued operations (net of tax)	--	12.1
Net loss	(22.3)	(22.1)
Less: preferred stock dividends	9.8	--
Net loss applicable to common stockholders	$(32.1)	$(22.1)

Weighted average number of common shares outstanding	413.9	383.1

Loss per common share from continuing operations	$(0.08)	$(0.09)
Earnings per common share from discontinued operations	--	0.03
Net loss per common share - basic and diluted	$(0.08)	$(0.06)

As discussed in Note 7, the Company adopted the provision of EITF 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, during the quarter ended June 30, 2004. The adoption of this pronouncement had no impact on the calculation of EPS for any period presented due to the fact that the holders of the relevant securities do not participate in the Company's net losses.

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

a)

The computation of diluted EPS for 2004 excludes the weighted average number of incremental shares in connection with stock options and restricted stock, the assumed conversion of the 4.5%, 1.87% and 1.80% Convertible Notes and the assumed conversion of the Series A Mandatory Convertible Preferred Stock, because they were anti-dilutive. The computation of diluted EPS for 2003 excludes the assumed conversion of the 1.80% and 1.87% Convertible Subordinated Notes, and the assumed vesting of restricted stock and exercise of stock options because they were anti-dilutive. On January 20, 2004, the Company exercised its right to redeem all of the 1.80% Convertible Subordinated Notes.

The assumed exercise of stock options, the assumed vesting of restricted stock and the conversion of Convertible Subordinated Notes and the Series A Mandatory Convertible Preferred Stock would have added the following diluted shares outstanding had they been dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in Millions)	2004	2003	2004	2003

Stock Options and Restricted Stock	4.3	4.4	4.7	4.1
Convertible Notes	44.6	13.1	56.6	13.1
Series A Mandatory Convertible Preferred Stock	26.2	--	24.9	--
Total	75.1	17.5	86.2	17.2

3.	Stock - Based Compensation Plans

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

If compensation cost for the Company's stock option plans and its Employee Stock Purchase Plan ("ESPP") had been determined based on the fair value at the grant dates as defined by SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, the Company's pro forma loss from continuing operations applicable to common stockholders and loss per common share from continuing operations would have been as follows:

	Three Months Ended June 30,
(Amounts in Millions, Except Per Share Amounts)	2004	2003

Loss from continuing operations, as reported	$(5.4)	$(23.0)
Less: preferred stock dividends	5.0	--
Loss from continuing operations applicable to common stockholders	(10.4)	(23.0)
Add back:
Stock-based employee compensation expense included in
reported net income, net of tax	6.2	5.5
Deduct:
Total fair value of stock based employee
compensation expense, net of tax	(13.9)	(16.4)
Pro forma loss from continuing operations applicable to common stockholders	$(18.1)	$(33.9)

Loss Per Common Share From Continuing Operations
Basic loss per share
As reported	$(0.03)	$(0.06)
Pro forma	$(0.04)	$(0.09)

Diluted loss per share
As reported	$(0.03)	$(0.06)
Pro forma	$(0.04)	$(0.09)

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For purposes of this pro forma information, the fair value of shares under the ESPP was based on the 15% discount received by employees. The weighted-average fair value (discount) on the date of purchase for stock purchased under this plan was $2.19 and $1.90 for the three months ended June 30, 2004 and 2003, respectively.

The weighted-average fair value of options granted during the three months ended June 30, 2004 and 2003 was $6.99 and $6.13, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,
	2004	2003
Expected option lives	6 years	6 years

Risk free interest rate	4.25%	2.79%

Expected volatility	44.67%	45.75%

Dividend yield	--	--

	Six Months Ended June 30,
(Amounts in Millions, Except Per Share Amounts)	2004	2003

Loss from continuing operations, as reported	$(22.3)	$(34.2)
Less: preferred stock dividends	9.8	--
Loss from continuing operations applicable to common stockholders	(32.1)	(34.2)
Add back:
Stock-based employee compensation expense included in
reported net income, net of tax	10.9	11.3
Deduct:
Total fair value of stock based employee
compensation expense, net of tax	(26.6)	(30.3)
Pro forma loss from continuing operations applicable to common stockholders	$(47.8)	$(53.2)

Loss Per Common Share From Continuing Operations
Basic loss per share
As reported	$(0.08)	$(0.09)
Pro forma	$(0.12)	$(0.14)

Diluted loss per share
As reported	$(0.08)	$(0.09)
Pro forma	$(0.12)	$(0.14)

For purposes of this pro forma information, the fair value of shares under the ESPP was based on the 15% discount received by employees. The weighted-average fair value (discount) on the date of purchase for stock purchased under this plan was $1.19 and $1.70 for the six months ended June 30, 2004 and 2003, respectively.

The weighted-average fair value of options granted during the six months ended June 30, 2004 and 2003 was $7.14 and $4.62, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2004	2003
Expected option lives	6 years	6 years

Risk free interest rate	4.08%	3.34%

Expected volatility	44.68%	43.65%

Dividend yield	--	--

4.	Restructuring Charges
	2003 Program
	During the second quarter of 2003, the Company announced that it would undertake restructuring initiatives in response to softness in demand for advertising and marketing services.

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three and six month periods ended June 30, 2004, the Company recorded net restructuring charges of $6.6 million and $70.8 million, respectively, in connection with the 2003 restructuring program, as discussed below. The net pre-tax restructuring charge for the 2003 program is composed of severance costs and lease termination costs. Charges related to terminated leases are recorded at net present value and are net of estimated sublease income amounts. The discount relating to lease terminations is being amortized over the expected remaining term of the related lease. As of June 30, 2004, the lease termination costs have been discounted by $5.0 million.

	A summary of the 2003 program on a life-to-date basis is as follows:

		For the Year Ended December 31, 2003		Total Program Through June 30, 2004

	(Dollars in Millions)		Six Months Ended June 30, 2004

	Severance and termination costs	$126.2	$20.9	$147.1
	Lease terminations and other exit costs	37.0	49.9	86.9
	Total	$163.2	$70.8	$234.0

	Headcount reductions	2,900	400	3,300

The severance and termination costs recorded to date relate to all employee levels and functions across the Company. Approximately 30% of the charge relates to severance in the US, 20% to severance in the UK, 15% to severance in France with the remainder largely relating to the rest of Europe, Asia and Latin America.

Lease termination costs, net of estimated sublease income, relate to the offices that have been vacated as part of the restructuring program. Ninety-two offices have already been vacated and an additional seven are to be vacated by September 30, 2004. The cash portion of the charge will be paid out over a period of several years. The majority of the ninety-two offices vacated are located in the US, with approximately one third in overseas markets, principally in Europe.

In addition, charges of $2.7 million and $10.3 million have been incurred in the three and six month periods ended June 30, 2004, respectively, related to acceleration of amortization of leasehold improvements on premises included in the 2003 program. The charge related to such amortization is included in office and general expenses in the accompanying Consolidated Statement of Operations. Charges of $4.8 million were incurred in the three months ended June 30, 2003 related to the acceleration of amortization of leasehold improvements on premises included in the 2003 program.

	A summary of the liability for restructuring charges that relates to the 2003 program is as follows:

	Liability at					Foreign	Liability at
	December 31,			Non-Cash	Cash	Currency	June 30,
(Dollars in Millions)	2003	Reclassifications(1)	Charges	Items (2)	Payments	Adjustment	2004

Severance and termination costs	$37.7	$1.6	$20.9	$--	$(41.6)	$0.7	$19.3
Lease terminations and other exit costs	24.1	13.0	49.9	(6.7)	(12.7)	0.7	68.3
Total	$61.8	$14.6	$70.8	$(6.7)	$(54.3)	$1.4	$87.6

(1)	Amounts shown as reclassifications above reflect accruals previously maintained on the Consolidated Balance Sheet in other balance sheet captions.

(2)	Amounts shown as non-cash charges above reflect the write-off of previously deferred amounts associated with the straightlining of leases that do not represent future cash obligations.

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2001 Program

Following the completion of the True North acquisition in June 2001, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in 2001 in connection with the plan was $634.5 million. Additional amounts of $12.1 million and $12.4 million were recorded in 2002 and 2003, respectively.

A summary of the remaining liability for restructuring and other merger related costs regarding the 2001 restructuring plan is as follows:

	Liability at				Liability at
	December 31,		Charges	Cash	June 30,
(Dollars in Millions)	2003	Reclassifications (1)	(Credits)	Payments	2004

Severance and termination costs	$5.0	$5.8	$(5.0)	$(2.0)	$3.8
Lease terminations and other exit costs	73.9	(6.2)	(1.2)	(17.5)	49.0
Total	$78.9	$(0.4)	$(6.2)	$(19.5)	$52.8

(1)	Amounts shown as reclassifications above reflect accruals previously maintained on the Consolidated Balance Sheet in other balance sheet captions.

The Company terminated approximately 7,000 employees in connection with the 2001 restructuring program and downsized or vacated approximately 180 locations. Given the remaining lease terms involved, the remaining liabilities will be paid out over a period of several years.

5.	Long-Lived Asset Impairments

During the three and six month periods ended June 30, 2004, the Company recorded total charges of $3.0 million and $8.6 million, respectively. These amounts included $2.0 million and $6.0 million, respectively, primarily related to the impairment of long-lived assets of businesses sold or to be sold, and $0.7 million and $2.3 million, respectively, related to capital expenditure outlays in its Motorsports business which were expensed as incurred.

During the three and six month periods ended June 30, 2003, the Company recorded a charge of $11.0 million and $22.1 million, respectively, related to the impairment of long-lived assets at its Motorsports business. These amounts include $8.7 million and $12.7 million, respectively, of capital expenditure outlays in its Motorsports business which were expensed as incurred.

6.	Investment Impairment

During the six-month period ended June 30, 2004, the Company recorded investment impairment charges of $3.2 million related to declines in value of certain available-for-sale investments that were determined to be "other than temporary". No such amounts were recorded in the three-month period ended June 30, 2004. During the three and six month periods ended June 30, 2003, the Company recorded charges of $9.8 million and $12.5 million, respectively, related to certain investments in Brazil, India, Canada and Japan that had been determined to have incurred an "other than temporary" impairment.

7.	Recent Accounting Standards

In 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"), along with certain revisions, which addressed consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. This standard contained multiple effective dates based on the nature, as well as the creation date, of the VIE. The Company adopted the provisions of these interpretations effective December 31, 2003 and has consolidated certain entities meeting the definition of a VIE. Inclusion of these entities, which were included effective January 1, 2004, did not have a material impact on the Company's financial position or results of operations. As discussed in Note 15, the Company has a variable interest in an entity of which it is the primary beneficiary. The Company has not consolidated this entity as it is unable to obtain the necessary information.

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In January 2004, FASB Staff Position No. 106-1 ("FSP 106-1"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit that is actuarially equivalent to that specified under Medicare (Part D) to make a one-time election to defer accounting for the effects of the new legislation. The Company elected, at that time, to defer the accounting for the effects of this legislation until regulations governing actuarial equivalence were issued.

In May 2004, FASB Staff Position No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued which supercedes FSP 106-1 and provides guidance on accounting for the effects of the Medicare prescription legislation. Although the federal regulations for determining actuarial equivalence have not been finalized, the Company believes that its prescription drug plan will qualify for actuarial equivalence and has estimated that the impact on the accumulated postretirement benefit obligation and on net periodic postretirement benefit cost will be negligible. The Company will continue to refine its estimates as federal regulations for determining actuarial equivalence are clarified and will implement the requirements of this pronouncement as required in the quarter beginning July 1, 2004.

In March 2004, EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, was issued to clarify the definition of a participating security and to require the use of the two-class method for computing basic earnings per share for those companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. The Company adopted the provisions of this pronouncement during the quarter ended June 30, 2004. (See Note 2 for discussion of impact upon adoption.)

In July 2004, the EITF reached a tentative conclusion on EITF 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share, that addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted EPS. The Company will assess the impact on its contingently convertible debt when the Task Force issues its final conclusion.

8.	Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

For the Three Months Ended June 30:	Pension Plans
(Dollars in Millions)	Domestic		Foreign
	2004	2003	2004	2003

Service cost	$--	$--	$3.1	$2.9
Interest cost	2.1	0.4	4.1	3.4
Expected return on plan assets	(2.2)	(0.3)	(2.8)	(2.2)
Amortization of unrecognized transition obligation	--	--	--	0.2
Amortization of net loss	1.4	0.2	1.2	1.1
Net periodic benefit cost	$1.3	$0.3	$5.6	$5.4

For the Six Months Ended June 30:	Pension Plans
(Dollars in Millions)	Domestic		Foreign
	2004	2003	2004	2003

Service cost	$--	$--	$6.1	$5.9
Interest cost	4.2	0.8	8.3	6.9
Expected return on plan assets	(4.4)	(0.6)	(5.6)	(4.3)
Amortization of unrecognized transition obligation	--	--	0.1	0.4
Amortization of net loss	2.8	0.4	2.4	2.2
Net periodic benefit cost	$2.6	$0.6	$11.3	$11.1

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended June 30:	Other Postretirement Benefits
(Dollars in Millions)	Domestic
	2004	2003

Service cost	$--	$0.2
Interest cost	1.2	0.8
Expected return on plan assets	--	--
Amortization of unrecognized transition obligation	0.1	--
Amortization of net loss	0.3	--
Net periodic benefit cost	$1.6	$1.0

For the Six Months Ended June 30:
(Dollars in Millions)
	Other Postretirement Benefits
	Domestic
	2004	2003
Service cost	$0.2	$0.4
Interest cost	2.0	1.6
Expected return on plan assets	--	--
Amortization of unrecognized transition obligation	0.1	--
Amortization of net loss	0.3	--
Net periodic benefit cost	$2.6	$2.0

The Company made a contribution of $30 million to the domestic pension plan in the first quarter of 2004. The Company has not contributed, and presently does not anticipate contributing, any additional funds to its domestic pension plan. The Company intends to contribute $5.3 million to its domestic postretirement benefit plan in 2004.

9.	Segment Information

At June 30, 2004, the Company is organized into four global operating groups together with several stand-alone agencies. The four global operating groups are: a) McCann; b) FCB; c) The Partnership; and d) CMG. The stand-alone agencies include Initiative Media, Campbell-Ewald, Hill Holliday, Deutsch and Octagon Worldwide ("OWW") which provide advertising and/or marketing communication services. Each of the four groups and the stand-alone agencies has its own management structure and reports to senior management of the Company on the basis of this structure.

As of December 31, 2003, the Company had another global operating group, Interpublic Sports and Entertainment Group ("SEG"). SEG included OWW, Motorsports, Jack Morton Worldwide ("Jack Morton") and certain other businesses. In the first quarter of 2004, Motorsports began to be reported as a separate reportable segment and Jack Morton was transferred into CMG. In transferring Jack Morton into CMG, the Company formalized the relationship among certain agencies, including Weber Shandwick Worldwide, Golin/Harris International, DeVries Public Relations, Marketing Corporation of America, FutureBrand and Jack Morton, which now comprise CMG. During the second quarter of 2004, SEG was disbanded and its component parts were either reallocated to one of the four global operating groups or became stand-alone agencies.

The annual margins of each of the groups and the stand-alone agencies may vary due to global economic conditions, client spending and specific circumstances such as the Company's restructuring activities. However, based on the respective future prospects of McCann, FCB, The Partnership, CMG and the stand-alone agencies (except OWW), the Company believes that the long-term average gross margin of each of these entities will converge over time and, given the similarity of the operations, McCann, FCB, The Partnership, CMG and the stand-alone agencies (except OWW) have been aggregated into a reportable segment. OWW and Motorsports have different economic characteristics and margins than the rest of the Company and, given current projections, the Company believes that the margins for these operating segments will not converge with the remaining entities and, accordingly, are reported as separate reportable segments in 2004.

Accordingly, in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company has three reportable segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based on operating earnings before interest and income taxes.

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Prior-year amounts have been restated to reflect the changes in the reporting structure discussed above.

Summary financial information concerning the Company's reportable segments for the three and six month periods ended June 30, 2004 and 2003 is as follows:

(Dollars in Millions)	IPG (Excl. OWW and Motorsports)	OWW	Motorsports	Consolidated Total
Three Months Ended June 30, 2004

Revenue	$1,497.3	$39.3	$7.5	$1,544.1
Operating income (loss)	140.2	2.9	(84.6)	58.5
Depreciation and amortization of fixed assets	40.6	0.8	--	41.4
Capital expenditures	$31.3	$--	$0.7	$32.0

Three Months Ended June 30, 2003

Revenue	$1,440.2	$41.7	$17.5	$1,499.4
Operating income (loss)	87.1	(14.3)	(20.9)	51.9
Depreciation and amortization of fixed assets	41.8	0.8	0.8	43.4
Capital expenditures	$33.4	$0.2	$8.9	$42.5

(Dollars in Millions)	IPG (Excl. OWW and Motorsports)	OWW	Motorsports	Consolidated Total
Six Months Ended June 30, 2004

Revenue	$2,850.4	$78.3	$10.5	$2,939.2
Operating income (loss)	139.5	3.2	(94.6)	48.1
Total assets	11,916.8	154.9	84.5	12,156.2
Goodwill	3,427.4	1.5	--	3,428.9
Depreciation and amortization of fixed assets	86.0	1.6	--	87.6
Capital expenditures	$67.2	$0.3	$2.3	$69.8

Six Months Ended June 30, 2003

Revenue	$2,701.7	$86.0	$27.4	$2,815.1
Operating income (loss)	130.2	(15.0)	(42.5)	72.7
Total assets	11,563.3	387.1	146.3	12,096.7
Goodwill	3,329.3	211.4	0.1	3,540.8
Depreciation and amortization of fixed assets	83.4	1.7	1.8	86.9
Capital expenditures	$55.3	$0.4	$16.4	$72.1

A reconciliation of information between reportable segments and the Company's consolidated pre-tax earnings for the three and six month periods ended June 30, 2004 and 2003 is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2004	2003	2004	2003

Total operating income for reportable segments	$58.5	$51.9	$48.1	$72.7
Interest expense	(38.4)	(46.1)	(77.5)	(84.9)
Interest income	10.4	10.2	20.1	18.1
Other income	2.3	0.3	3.4	0.1
Investment impairment	--	(9.8)	(3.2)	(12.5)
Income (Loss) before income taxes	$32.8	$6.5	$(9.1)	$(6.5)

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	Acquisitions, Deferred Payments and Dispositions
Acquisitions

During the six months ended June 30, 2004, the Company completed one acquisition for $6.5 million in cash. During the same period in 2003, the Company completed two acquisitions for $4.0 million in cash.

Deferred Payments and Purchase of Additional Interests During the first six months of 2004 and 2003, the Company made the following payments on acquisitions that closed in prior years:

	Six Months Ended June 30
	Deferred Payments		Purchase of Additional Interests
(Dollars in Millions)	2004	2003	2004	2003

Cash	$106.8	$110.0	$14.8	$24.3
Stock	14.6	37.6	1.2	3.2
Total	$121.4	$147.6	$16.0	$27.5

Deferred payments (or "earn-outs") generally tie the aggregate price ultimately paid for an acquisition to its performance and are recorded as an increase to goodwill and other intangibles. The amount of the payment is contingent upon the achievement of projected operating performance targets.

Other Payments
During the first six months of 2004 and 2003, the Company made the following payments principally related to loan notes and guaranteed deferred payments that had been previously recognized as liabilities on the Company's Consolidated Balance Sheet:

	Six Months Ended June 30,
(Dollars in Millions)	2004	2003

Cash	$8.2	$3.9
Stock	--	0.1
Total	$8.2	$4.0

Dispositions
On January 12, 2004, the Company completed the sale of a business comprising the four motorsports circuits (including Brands Hatch, Oulton Park, Cadwell Park and Snetterton) (the "four owned circuits"), owned by its Brands Hatch subsidiaries, to MotorSport Vision Limited. The consideration for the sale was approximately 15 million Pounds Sterling (approximately $26 million). An additional contingent amount of up to 2 million Pounds Sterling (approximately $4 million) may be paid to the Company depending upon the future financial results of the operations sold. The Company recognized an impairment loss related to the four owned circuits of $38.0 million in the fourth quarter of 2003 and classified the relevant assets and liabilities as held for sale in the Consolidated Balance Sheet of the Company as of December 31, 2003. (See Note 12 for discussion of additional transactions related to Motorsports.)

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

(Dollars in Millions)	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Pre-tax income from discontinued operations	$16.0	$20.4
Tax expense	6.5	8.3
Income from discontinued operations	$9.5	$12.1

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11.	Debt and Certain Liquidity Matters

On June 27, 2000, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of five years and for borrowings of up to $375.0 million (as amended and restated from time to time, the "Five-Year Revolving Credit Facility"). On May 15, 2003, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of 364 days and for borrowings of up to $500.0 million, $200.0 million of which were available to the Company for the issuance of Letters of Credit (as amended from time to time, the "Old 364-Day Revolving Credit Facility" and, together with the Five-Year Revolving Credit Facility, the "Old Revolving Credit Facilities").

The Old 364-Day Revolving Credit Facility expired on May 13, 2004. The Company entered into a new 364-day revolving credit facility with a syndicate of banks on May 10, 2004 (the "New 364-Day Revolving Credit Facility") to replace the Old 364-Day Revolving Credit Facility. The New 364-Day Revolving Credit Facility provides for borrowings of up to $250.0 million. On May 10, 2004, the Company replaced the Five-Year Revolving Credit Facility with a new three-year revolving credit facility (the "Three-Year Revolving Credit Facility" and, together with the New 364-Day Revolving Credit Facility, the "New Revolving Credit Facilities"). The Three-Year Revolving Credit Facility provides for a term of three years and for borrowings of up to $450.0 million, of which $200.0 million will be available to the Company for the issuance of Letters of Credit. The Company voluntarily reduced the aggregate commitment levels in the New Revolving Credit Facilities as compared to the Old Revolving Credit Facilities due to the availability of other sources of liquidity.

The New 364-Day Revolving Credit Facility will expire on May 9, 2005. However, the Company will have the option to extend the maturity of amounts outstanding on the termination date under the New 364-Day Revolving Credit Facility for a period of one year, if EBITDA, as defined in the agreements, for the four fiscal quarters most recently ended is at least $831.0 million.

The New Revolving Credit Facilities are used for general corporate purposes, including commercial paper backstop and acquisition financing. As of June 30, 2004, the Company did not have any borrowings under the New 364-Day Revolving Credit Facility and utilized $132.3 million under the Three-Year Revolving Credit Facility for the issuance of letters of credit.

As with the Old Revolving Credit Facilities, the New Revolving Credit Facilities bear interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. The interest rates on LIBOR loans and base rate loans under the New Revolving Credit Facilities are affected by the facilities' utilization levels and the Company's credit ratings, as was the case with the Old Revolving Credit Facilities. Based on the Company's current credit ratings, interest rates on loans under the New 364-Day Revolving Credit Facility as of June 30, 2004 were calculated by adding 112.5 basis points to LIBOR or 20 basis points to the applicable bank base rate, and interest rates on loans under the Three-Year Revolving Credit Facility were calculated by adding 112.5 basis points to LIBOR or 25 basis points to the applicable bank base rate. At the Company's current credit rating level, this represents a decrease from the Old 364-Day Revolving Credit Facility and Five-Year Revolving Credit Facility of 62.5 and 62.5 basis points with respect to LIBOR, respectively, and a decrease of 5 and 5 basis points with respect to the base rate, respectively.

The New Revolving Credit Facilities include financial covenants that set (i) maximum levels of debt for borrowed money as a function of EBITDA, (ii) minimum levels of EBITDA and (iii) minimum levels of EBITDA as a function of interest expense (in each case, as defined in those agreements).

Under the New Revolving Credit Facilities, the following items are added back to net income in the calculation of EBITDA: (i) non-recurring restructuring charges in an amount not to exceed $275.0 million (up to $240.0 million of which may be cash charges) recorded in the financial statements of the Company and its Consolidated Subsidiaries for the fiscal quarter ended March 31, 2003 and each of the fiscal periods ending June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, and September 30, 2004; (ii) non-cash, non-recurring charges in an amount not to exceed $50.0 million taken with respect to the impairment of the remaining book value of the Company's Motorsports business; (iii) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company's Motorsports business; (iv) non-cash, nonrecurring goodwill or investment impairment charges in an amount not to exceed $300.0 million taken in the fiscal periods ending September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2004; (v) payments made by the Company not to exceed $135.0 million (up to $40.0 million of which may be in cash) relating to the settlement of certain litigation matters; (vi) $24.8 million in respect of the early repayment by the Company of all amounts outstanding under the Note Purchase Agreements with The Prudential Company of America, dated as of May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999, respectively, with respect to the fiscal quarter ended September 30, 2003; (vii) from and after such time as the Company adopts the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards No. 123 and Statement of Financial Accounting Standards No. 148, non-cash charges related to such adoption; and (viii) cash payments made by the Company relating to the cash consideration paid by the Company not exceeding $160.0 million in connection with the liabilities and obligations of the Company's Motorsports business, in each case determined in accordance with GAAP for such period minus gain realized by the Company upon the sale of NFO Worldwide, Inc. in accordance with GAAP.

In determining the Company's compliance with the financial covenants under the New Revolving Credit Facilities as of June 30, 2004, the following charges for the four fiscal quarters most recently ended were added back in the calculation of EBITDA: (i) $173.6 million of restructuring charges ($139.6 million of which were cash charges), (ii) $38.0 million of non-cash charges with respect to the impairment of the remaining book value of the Company's Motorsports business, (iii) $5.8 million of impairment charges taken with respect to capital expenditures of the Company's Motorsports business, (iv) $300.0 million of goodwill or investment impairment charges; (v) $115.0 million of charges (primarily non-cash) relating to certain litigation matters, and (vi) $80.0 million in cash payments made by the Company in connection with the transfer of liabilities and obligations of the Company's Motorsports business. Since these charges and payments were added back to the calculation of EBITDA, they do not affect the Company's compliance with its financial covenants.

As of June 30, 2004, the Company was in compliance with all covenants (including the financial covenants) in the New Revolving Credit Facilities, using the definition of EBITDA under the New Revolving Credit Facilities. The terms of the New Revolving Credit Facilities restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company's domestic subsidiaries to incur additional debt in excess of $25.0 million. The New Revolving Credit Facilities limit annual cash acquisition spending to $100.0 million in the aggregate for any calendar year; provided that amounts unused in any year may be rolled over to the following years, but may not exceed $250.0 million in any calendar year. Annual common stock buybacks and dividend payments on the Company's capital stock are limited to $95.0 million in the aggregate for any calendar year, of which $45.0 million may be used for dividend payments on the Company's convertible preferred stock and $50.0 million may be used for dividend payments on the Company's capital stock (including common stock) and for common stock buybacks. Any unused portion of the permitted amount of $50.0 million, may be rolled over into successive years; provided that all such payments in any calendar year may not exceed $125.0 million in the aggregate. The Company's permitted level of annual capital expenditures is limited to $225.0 million; provided that amounts unused in any year up to $50.0 million may be rolled over to the next year.

Other Committed and Uncommitted Facilities

In addition to the New Revolving Credit Facilities, at June 30, 2004 the Company had $0.7 million of committed lines of credit, all of which were provided by banks participating in the New Revolving Credit Facilities. At June 30, 2004, no amounts were outstanding under these committed lines of credit. The Company's committed borrowings are repayable upon maturity.

At June 30, 2004, the Company also had $693.7 million of uncommitted lines of credit, 70.4% of which were provided by banks participating in the New Revolving Credit Facilities. At June 30, 2004, $34.2 million was outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

Common Stock and Preferred Stock Offerings

In 2003, the Company filed a universal shelf registration statement providing for the potential issuance and sale of securities in an aggregate amount of up to $1,800.0 million. On December 16, 2003, in a concurrent offering, the Company issued 25.8 million shares of common stock and issued 7.5 million shares of 3-year Series A Mandatory Convertible Preferred Stock (the "Preferred Stock") under this shelf registration statement. The total net proceeds

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company will pay annual dividends on each share of Preferred Stock in the amount of $2.6875. Dividends will be cumulative from the date of issuance and will be payable on each payment date to the extent that dividends are not restricted under the New Revolving Credit Facilities and assets are legally available to pay dividends. A dividend payment of $0.671875 per share and amounting to $5.0 million was declared on May 18, 2004 and was paid on June 15, 2004 to stockholders of record at the close of business on June 1, 2004.

Other

On March 25, 2004, Moody's Investor Services, Inc. confirmed the Company's senior unsecured and subordinated debt ratings at Baa3 and Ba1, respectively, with a stable outlook. On April 2, 2004, Fitch Ratings affirmed the Company's senior unsecured, and subordinated debt ratings at BB+ and BB-, respectively, with a stable outlook. Standard & Poor's Ratings Services ("S&P") rates the Company's senior unsecured debt at BB+ with a negative outlook.

12.	Motorsports

On January 12, 2004, the Company completed the sale of a business comprising the four motorsports circuits (including Brands Hatch, Oulton Park, Cadwell Park and Snetterton) (the "four owned circuits"), owned by its Brands Hatch subsidiaries, to MotorSport Vision Limited. The consideration for the sale was approximately 15 million Pounds Sterling (approximately $26 million). An additional contingent amount of up to 2 million Pounds Sterling (approximately $4 million) may be paid to the Company depending upon the future financial results of the operations sold. The Company recognized an impairment loss related to the four owned circuits of $38.0 million in the fourth quarter of 2003 and classified the relevant assets and liabilities as held for sale in the Consolidated Balance Sheet of the Company as of December 31, 2003.

On April 19, 2004, the Company and one of its subsidiaries reached an agreement with the Formula One Administration Limited ("FOA") to terminate and release their respective promoter and guarantee obligations relating to the British Grand Prix held at the Silverstone racetrack in the United Kingdom. Under this agreement, Interpublic and Silverstone Motorsports were released from their obligations following the British Grand Prix in July 2004. In exchange for the early termination of the obligations and liabilities of Interpublic and Silverstone Motorsports, Interpublic paid a total of $93 million to the FOA in installments of $46.5 million on April 19, 2004 and $46.5 million on May 24, 2004. A charge of $80.0 million was recognized related to this transaction during the three-month period ended June 30, 2004 reflecting the existence of approximately $13 million in existing reserves related to this agreement.

On July 1, 2004, the Company entered into a series of agreements with the British Racing Drivers Club (the "BRDC") regarding the potential termination of the Company's remaining motorsports obligations in the United Kingdom. These agreements give the Company and its affiliates the right to terminate their lease obligations at the Silverstone auto racing track and related agreements, with such right being in effect from November 1, 2004 through December 15, 2004. In connection with these agreements, the Company will pay the BRDC 27 million Pounds Sterling (approximately $49 million) in two installments. The first installment of approximately $24.5 million was paid on July 1, 2004 by the Company, with the balance payable on the date the Company exercises its right of termination or as early as September 30, 2004 under certain circumstances. As a result of these agreements, the Company estimates that it will take a pre-tax charge of approximately $45 million in the second half of 2004.

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13.	Effective Income Tax Rate

The Company recorded income tax provisions of $6.6 million and $16.8 million on pretax losses of $9.1 million and $6.5 million for the six months ended June 30, 2004 and 2003, respectively. The Company's effective income tax rate was (72.5%) and (258.5%) for the six months ended June 30, 2004 and 2003, respectively. The difference between the effective tax rate and statutory federal rate of 35% is due to state and local taxes and the effect of non-US operations. Several discrete items also impacted the effective tax rate for 2004. The most significant items were pretax charges and related tax benefits resulting from payments made in satisfaction of certain financial guarantees related to the Motorsports business. The Company's effective tax rate will be further impacted in subsequent quarters from pretax charges and related tax benefits arising from its ongoing efforts to exit the Motorsports business. Other discrete items impacting the effective tax rates for 2004 and 2003 were restructuring charges, impairment charges and operating losses in a number of non-US jurisdictions that receive little or no tax benefit.

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

The realization of the Company's remaining deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results, including but not limited to any future restructuring activities may require that the Company record additional valuation allowances against the Company's deferred tax assets on which a valuation allowance has not previously been established. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is "more likely than not" that such assets will be realized. An ongoing pattern of profitability will generally be considered as sufficient positive evidence. The Company's income tax expense recorded in the future will be reduced to the extent of offsetting decreases in the valuation allowance. The establishment and reversal of valuation allowances has had and could have a significant negative or positive impact on the future earnings of the Company.

14.	Commitments and Contingencies
Legal Matters
Federal Securities Class Actions

Thirteen federal securities purported class actions were filed against Interpublic and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after Interpublic's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the court and lead counsel was appointed for all plaintiffs on November 8, 2002. A consolidated amended complaint was filed on January 10, 2003. The purported class consists of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933, in connection with Interpublic's acquisition of True North on behalf of a purported class of True North shareholders who acquired Interpublic stock. No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion and, on March 14, 2003, defendants filed their reply to plaintiff's opposition to defendants' motion. On May 29, 2003, the United States District Court for the Southern District of New York denied the motion to dismiss as to

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interpublic and granted the motion, in part, as to the present and former directors and officers named in the consolidated amended complaint. On June 30, 2003, defendants filed an answer to the consolidated amended complaint. On November 6, 2003, the Court granted plaintiffs' motion to certify a class consisting of persons who purchased Interpublic stock between October 28, 1997 and October 16, 2002 and a class consisting of persons who acquired shares of Interpublic stock in exchange for shares of True North stock. On December 2, 2003, Interpublic reached an agreement in principle to settle the consolidated class action shareholder suits currently pending in federal district court in New York. Under the terms of the proposed settlement, Interpublic will pay $115 million, of which $20 million will be paid in cash and $95 million in shares of its common stock at a value of $14.50 per share. Interpublic also agreed that, should the price of its common stock fall below $8.70 per share before final approval of the settlement, Interpublic will either, at its sole discretion, issue additional shares of common stock or pay cash so that the consideration for the stock portion of the settlement will have a total value of $57 million. On July 20, 2004, the Court entered an order granting preliminary approval to the proposed settlement.

State Securities Class Actions

Two state securities purported class actions were filed against Interpublic and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after Interpublic's November 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported class consists of Interpublic shareholders who acquired Interpublic stock on or about June 25, 2001 in connection with Interpublic's acquisition of True North. These lawsuits allege that Interpublic and certain of its present and former directors and officers allegedly made misleading statements in connection with the filing of a registration statement on May 9, 2001 in which Interpublic issued 67,644,272 shares of its common stock for the purpose of acquiring True North, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results at that time. The suits allege that such misleading statements constitute violations of Sections 11 and 15 of the Securities Act of 1933. No amount of damages is specified in the complaints. These actions were filed in the Circuit Court of Cook County, Illinois. On December 18, 2002, defendants removed these actions from Illinois state court to the United States District Court for the Northern District of Illinois. Thereafter, on January 10, 2003, defendants moved to transfer these two actions to the Southern District of New York. Plaintiffs moved to remand these actions. On April 15, 2003, the United States District Court for the Northern District of Illinois granted plaintiffs' motions to remand these actions to Illinois state court and denied defendants' motion to transfer. On June 18, 2003, Interpublic moved to dismiss and/or stay these actions. In June 2003, plaintiffs withdrew the complaint for one of these actions. On September 10, 2003, the Illinois state court stayed the remaining action and on September 24, 2003, plaintiffs filed a notice that they will appeal the stay. On February 10, 2004, plaintiffs voluntarily dismissed their appeal. On May 19, 2004, the Court entered an order dismissing the action with prejudice.

Derivative Actions

On September 4, 2002, a shareholder derivative suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of Interpublic against the Board of Directors and against Interpublic's auditors. This suit alleged a breach of fiduciary duties to Interpublic's shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in New York Supreme Court, New York County. The plaintiffs from these two shareholder derivative suits filed an Amended Derivative Complaint on January 31, 2003. On March 18, 2003, plaintiffs filed a motion to dismiss the Amended Derivative Complaint without prejudice. On April 16, 2003, the Amended Derivative Complaint was dismissed without prejudice. On February 24, 2003, plaintiffs also filed a Shareholders' Derivative Complaint in the United States District Court for the Southern District of New York. On May 2, 2003, plaintiffs filed an Amended Derivative Complaint. This action alleges the same breach of fiduciary duties claim as the state court actions, and adds a claim for contribution and forfeiture against two of the individual defendants pursuant to Section 21D of the Exchange Act and Section 304 of the Sarbanes-Oxley Act. On July 11, 2003, plaintiffs filed a Second Amended Derivative Complaint, asserting the same claims. The complaint does not state a specific amount of damages. On August 12, 2003, defendants moved to dismiss this action. On January 26, 2004, Interpublic reached an agreement in principle to settle this derivative action, agreeing to institute certain corporate governance procedures. On July 20, 2004, the Court entered an order granting preliminary approval to the proposed settlement.

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

To effect these settlements, the Court will have to grant final approval to the terms of the settlements. The Company cannot give any assurances that the settlements will receive final approval of the Court. In the event that a final settlement is not approved by the Court, these proceedings will continue and, as with all litigations, contain elements of uncertainty and the final resolution of these actions could have a material impact on the Company's financial position, cash flows or results of operations. However, management currently believes that the amounts accrued in its Consolidated Balance Sheet are adequate to cover the amounts the Company expects to pay to settle these actions.

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

Tax Matters

On April 21, 2003, the Company received a notice from the Internal Revenue Service ("IRS") proposing adjustments to the Company's taxable income that would result in additional taxes, including conforming state and local tax adjustments, of $41.5 million (plus interest) for the taxable years 1994 to 1996. The Company believes the tax positions the IRS has challenged comply with applicable law, and it intends to defend those positions vigorously. The Company filed a Protest with the IRS Appeals Office on July 21, 2003. On August 3, 2004, the Company entered into a Closing Agreement with the IRS Appeals Office settling one of the protested tax matters. This settlement will not have a material effect on the Company's financial position since the amount of the settlement does not exceed previously established tax reserves. Meanwhile, other issues still remain to be resolved with the IRS Appeals Office. Although the ultimate resolution of these remaining matters will likely require the Company to pay additional taxes, the Company anticipates any such payments will not have a material effect on the Company's financial position and results of operations.

Other Contingencies

At June 30, 2004, the Company had contingent obligations under guarantees of certain obligations of its subsidiaries ("parent company guarantees"). The amount of such parent company guarantees was approximately $636.7 million and relates principally to lines of credit, guarantees of certain media payables and operating leases of certain subsidiaries. In the event of non-payment by the subsidiary of the obligations covered by the guarantee, the Company would be obliged to pay the amounts. As of June 30, 2004, there are no Company assets pledged as security for amounts owed under these guarantees.

Other Items

The Company does not currently maintain a reserve for any potential severance amounts that may be payable in the future other than amounts provided in connection with the restructuring programs. Although, as evidenced by the restructuring programs discussed in Note 4 above, the Company has paid significant amounts of severance in the past, it cannot presently predict what its future experience will be. Accordingly, no additional severance accrual has been recorded.

THE INTERPUBLIC GROUP OF COMPANIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company currently has a 49% equity interest in a small advertising agency which maintains its status as a minority-owned business. In addition to the approximately $7 million invested in the Company, loans of approximately $8 million had also been advanced by the Company. Based on the criteria set out in FIN 46, it was determined that the entity is a variable interest entity and further, since the Company is the primary beneficiary, the entity should be consolidated. Detailed financial information for the entity is, however, not available and, accordingly, the Company has not consolidated the entity. The Company wrote off both the investment and the loan receivable from the entity in 2003 and has no further financial commitments or risks associated with this investment. The annual revenues of the entity approximate $14 million and the Company believes it is not a material entity.

During the three and six months ended June 30, 2004, the Company recorded pre-tax charges of approximately $12.8 million related to revenue and operating expenses that it has determined related to prior years. Additionally, the Company recorded a reduction in tax expense of $3.4 million that it has determined related to prior years. The Company has further determined that these adjustments are not material to any prior year nor to the amount it currently estimates it will earn for the twelve months ended December 31, 2004.

Subsequent Events

In July 2004, the Company entered into a series of agreements with the BRDC regarding the potential termination of the Company's remaining Motorsports obligations in the United Kingdom. (See Note 12 above for further details).

In July 2004, the Company received $10 million from TNS as a final payment with respect to the sale of NFO. (See Note 10 for further detail).

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

When the Company discusses amounts on a constant currency basis, the prior-period results are adjusted to remove the impact of changes in foreign currency exchange rates during the current period that is being compared to the prior period. The impact of changes in foreign currency exchange rates on prior-period results is removed by converting the prior-period results into US Dollars at the average exchange rate for the current period. Management believes that discussing results on a constant currency basis allows for a more meaningful comparison of current-period results to such prior-period results.

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

As discussed in Note 9 to the Consolidated Financial Statements, the Company is now comprised of three reportable segments: Octagon Worldwide ("OWW"), Motorsports and Interpublic (excluding OWW and Motorsports).

OWW and Motorsports revenue is not material to the Company as a whole. In addition, other than the recording of long-lived asset impairment charges for OWW in 2003 and the Motorsports contract termination costs in 2004, discussed below, the operating results of OWW and Motorsports are not material to the Company, and therefore are not discussed in detail below.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

On July 10, 2003, the Company completed the sale of its NFO research unit to TNS. As such, the results of NFO are classified as a discontinued operation in 2003 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, the results of operations and cash flows of NFO have been removed from the Company's results of continuing operations and cash flow for all periods presented in this document.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

The following table shows the Company's net income (loss) and earnings per common share for the quarters ended June 30, 2004 and 2003:
	For the Three Months Ended June 30,
(Dollars in Millions, Except Per Share Data)	2004	2003

Continuing Operations	$(5.4)	$(23.0)
Discontinued Operations	--	9.5
Net Loss	$(5.4)	$(13.5)

Diluted EPS from Continuing Operations	$(0.03)	$(0.06)
Diluted EPS from Discontinued Operations	--	0.02
Total Diluted EPS Per Common Share	$(0.03)	$(0.04)

The following summarizes certain financial information by the three reportable segments for purposes of this management's discussion and analysis:
(Dollars in Millions)	IPG (Excl. OWW and Motorsports)	OWW	Motorsports	Consolidated Total
Three Months Ended June 30, 2004

Revenue	$1,497.3	$39.3	$7.5	$1,544.1
Salaries and related	874.6	16.4	2.8	893.8
Office and general	478.2	20.0	8.6	506.8
Restructuring charges	2.0	--	--	2.0
Long-lived asset impairments	2.3	--	0.7	3.0
Motorsports contract termination and other costs	--	--	80.0	80.0
Operating income (loss)	$140.2	$2.9	$(84.6)	$58.5

Three Months Ended June 30, 2003

Revenue	$1,440.2	$41.7	$17.5	$1,499.4
Salaries and related	860.2	15.1	3.1	878.4
Office and general	398.6	40.9	24.2	463.7
Restructuring charges	94.3	--	0.1	94.4
Long-lived asset impairments	--	--	11.0	11.0
Operating income (loss)	$87.1	$(14.3)	$(20.9)	$51.9

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the key factors driving the financial results in the three months ended June 30, 2004 were:

Operating Income (Loss)

*	Weaker US Dollar exchange rates for 2004, primarily versus the Euro and Pound Sterling, that resulted in higher US Dollar revenue and expense in comparison to 2003;

*

Organic revenue increases as a result of higher demand for the Company's advertising and marketing communications services by current clients primarily in the US. However, this was offset by continued softness in demand for services in international markets, particularly in Europe and in the Company's public relations services and other project-based businesses;

*	Increases in professional fees resulting from costs associated with preparation for compliance with the Sarbanes-Oxley Act and the Company's shared services initiatives;

*

Net restructuring charges of $2.0 million were recorded in the second quarter of 2004. In connection with the Company's restructuring program, charges of $2.7 million were also recorded in office and general expenses, related to the acceleration of amortization of leasehold improvements;

*

Long-lived asset impairment charges of $3.0 million were recorded primarily related to the long-lived assets of a US based business, which the Company is in negotiations to sell, and current capital expenditure outlays at the Company's Motorsports business.

*

A charge of $80.0 million was recorded reflecting payments, net of existing reserves, to the Formula One Administration related to the Company's Motorsports business to terminate and be released from its obligations related to the British Grand Prix held in the United Kingdom.

In addition, as discussed in Note 15, the Company recorded a pre-tax charge of approximately $12.8 million related to revenue and operating expenses that it has determined related to prior years. In addition, the Company recorded $3.4 million of tax benefits determined to be related to prior years.

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

The following analysis provides further detail on revenue:
For Quarters Ended June 30,					Increase/(Decrease)
							Excluding
		% of		% of	Reported		Currency Effect
(Dollars in Millions)	2004	Total	2003	Total	Dollars	%	Dollars	%

Domestic Revenue	$860.9	56%	$835.4	56%	$25.5	3.1%	$25.5	3.1%

International Revenue	683.2	44%	664.0	44%	19.2	2.9%	(5.5)	(0.8)%

Worldwide Revenue	$1,544.1	100%	$1,499.4	100%	$44.7	3.0%	$20.0	1.3%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The components of the total revenue change for the second quarter of 2004 compared to the second quarter of 2003 were:

(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$24.7	1.7%
Net acquisitions/divestitures	(20.8)	(1.4)%
Reclassifications	36.6	2.4%
Organic revenue	4.2	0.3%
Total revenue increase	$44.7	3.0%

The increase in organic revenue was 0.3% for the second quarter of 2004 compared to 2003. This was due to an increase in client demand for advertising and marketing services in the US, which was offset by reduced demand for the Company's marketing services, including public relations services and other project related businesses in international markets, primarily in Europe. Coincident with the signs of an economic recovery, the Company's revenue trend improved sequentially toward the latter part of 2003 and into the second quarter of 2004, principally as a result of improved domestic business. Organic revenue was a decline of 3.1% in the third quarter of 2003, a decline of 1.1% in the fourth quarter of 2003, a decline of 0.6% in the first quarter of 2004, and an increase of 0.3% in the second quarter of 2004 in comparison with the same periods in the prior year.

OPERATING EXPENSES

Salaries and Related Expenses
Salaries and related expenses were $893.8 million and $878.4 million for the three months ended June 30, 2004 and 2003, respectively, an increase of $15.4 million or 1.8%. The increase reflects the effect of higher foreign exchange rates, primarily the Euro and Pound Sterling, versus the US Dollar and additional contractual compensation recorded as a result of prior acquisition agreements. Offsetting this increase is a decrease in salaries as a result of lower headcount. Total headcount was 43,900 at June 30, 2004 compared with 44,500 at June 30, 2003, as a result of the Company's restructuring program, partially offset by increases in headcount, primarily in the US, to support organic growth initiatives.

The components of the total change for the second quarter of 2004 compared to the second quarter of 2003 were:
(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$13.8	1.6%
Net acquisitions/divestitures	(9.8)	(1.1)%
Reclassifications	2.3	0.3%
Increase in salaries and related expenses (organic basis)	9.1	1.0%
Total change	$15.4	1.8%

Office and General Expenses
Office and general expenses were $506.8 million and $463.7 million in the quarters ended June 30, 2004 and 2003, respectively, an increase of $43.1 million or 9.3%. The increase reflects the effect of higher foreign exchange rates, primarily the Euro and Pound Sterling, versus the US Dollar, and the reclassifications related to grossing-up expenses as previously discussed above under "Overview".

The increase in office and general expenses on an organic basis was primarily due to higher professional fees resulting from costs associated with preparation for compliance with the Sarbanes-Oxley Act and costs associated with the development of systems and processes related to the Company's shared services initiatives. Offsetting these increases are reductions in occupancy costs as a result of the 2003 restructuring program.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The components of the total change for the second quarter of 2004 compared to the second quarter of 2003 were:

(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$9.4	2.2%
Net acquisitions/divestitures	(12.4)	(3.0)%
Reclassifications	35.4	7.6%
Increase in office and general expenses (organic basis)	10.7	2.5%
Total change	$43.1	9.3%

Restructuring Charges
During the three and six months ended June 30, 2004, the Company recorded restructuring charges of $2.0 million and $64.6 million, respectively, in connection with the 2003 and 2001 programs discussed below.

The Company's 2003 program was essentially completed as of March 31, 2004. Due to the fact that certain lease related costs can only be recorded when premises are vacated, however, some charges will be recorded through September 30, 2004. Approximately $30 million in such additional restructuring charges is expected to be incurred through September 30, 2004. The total amount of pre-tax charges the Company expects to incur through the completion of the 2003 program by September 30, 2004, including amounts classified in office and general expenses, will approximate $300 million.

The gross amount of annualized salary and occupancy costs eliminated as a result of the restructuring charges recorded to date is estimated to be approximately $200 million, a portion of which has begun to be realized during 2003 (as discussed above).

2003 Program
During the second quarter of 2003, the Company announced that it would undertake restructuring initiatives in response to softness in demand for advertising and marketing services.

During the three and six month periods ended June 30, 2004, the Company recorded net restructuring charges of $6.6 million and $70.8 million, respectively, in connection with the 2003 restructuring program, as discussed below. The net pre-tax restructuring charge for the 2003 program is composed of severance costs and lease termination costs. Charges related to terminated leases are recorded at net present value and are net of estimated sublease income amounts. The discount relating to lease terminations is being amortized over the expected remaining term of the related lease. As of June 30, 2004, the lease termination costs have been discounted by $5.0 million.

A summary of the 2003 program on a life-to-date basis is as follows:
	For the Year Ended December 31, 2003		Total Program Through June 30, 2004

(Dollars in Millions)		Six Months Ended June 30, 2004

Severance and termination costs	$126.2	$20.9	$147.1
Lease terminations and other exit costs	37.0	49.9	86.9
Total	$163.2	$70.8	$234.0

Headcount reductions	2,900	400	3,300

The severance and termination costs recorded to date relate to all employee levels and functions across the Company. Approximately 30% of the charge relates to severance in the US, 20% to severance in the UK, 15% to severance in France with the remainder largely relating to the rest of Europe, Asia and Latin America.

Lease termination costs, net of estimated sublease income, relate to the offices that have been vacated as part of the restructuring program. Ninety-two offices have already been vacated and an additional seven are to be vacated by September 30, 2004. The cash portion of the charge will be paid out over a period of several years. The majority of the ninety-two offices vacated are located in the US, with approximately one third in overseas markets, principally in Europe.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, charges of $2.7 million and $10.3 million have been incurred in the three and six month periods ended June 30, 2004, respectively, related to acceleration of amortization of leasehold improvements on premises included in the 2003 program. The charge related to such amortization is included in office and general expenses in the accompanying Consolidated Statement of Operations. Charges of $4.8 million were incurred in the three months ended June 30, 2003 related to the acceleration of amortization of leasehold improvements on premises included in the 2003 program.

A summary of the liability for restructuring charges that relates to the 2003 program is as follows:
	Liability at					Foreign	Liability at
	December 31,			Non-Cash	Cash	Currency	June 30,
(Dollars in Millions)	2003	Reclassifications(1)	Charges	Items (2)	Payments	Adjustment	2004

Severance and termination costs	$37.7	$1.6	$20.9	$--	$(41.6)	$0.7	$19.3
Lease terminations and other exit costs	24.1	13.0	49.9	(6.7)	(12.7)	0.7	68.3
Total	$61.8	$14.6	$70.8	$(6.7)	$(54.3)	$1.4	$87.6

(1)	Amounts shown as reclassifications above reflect accruals previously maintained on the Consolidated Balance Sheet in other balance sheet captions.

(2)	Amounts shown as non-cash charges above reflect the write-off of previously deferred amounts associated with the straightlining of leases that do not represent future cash obligations.

2001 Program
Following the completion of the True North acquisition in June 2001, the Company executed a wide-ranging restructuring plan that included severance, lease terminations and other actions. The total amount of the charges incurred in 2001 in connection with the plan was $634.5 million. Additional amounts of $12.1 million and $12.4 million were recorded in 2002 and 2003, respectively.

A summary of the remaining liability for restructuring and other merger related costs regarding the 2001 restructuring plan is as follows:
	Liability at				Liability at
	December 31,		Charges	Cash	June 30,
(Dollars in Millions)	2003	Reclassifications (1)	(Credits)	Payments	2004

Severance and termination costs	$5.0	$5.8	$(5.0)	$(2.0)	$3.8
Lease terminations and other exit costs	73.9	(6.2)	(1.2)	(17.5)	49.0
Total	$78.9	$(0.4)	$(6.2)	$(19.5)	$52.8

(1)	Amounts shown as reclassifications above reflect accruals previously maintained on the Consolidated Balance Sheet in other balance sheet captions.

The Company terminated approximately 7,000 employees in connection with the 2001 restructuring program and downsized or vacated approximately 180 locations. Given the remaining lease terms involved, the remaining liabilities will be paid out over a period of several years.

Long-Lived Asset Impairments
During the three months ended June 30, 2004, the Company recorded total charges of $3.0 million. This amount includes $2.0 million related to the impairment of long-lived assets of a US business in negotiations to be sold, and $0.7 million related to capital expenditure outlays in its Motorsports business which were expensed as incurred.

During the three months ended June 30, 2003, the Company recorded a charge of $11.0 million related to the impairment of long-lived assets at its Motorsports business. This amount includes $8.7 million of capital expenditure outlays in its Motorsports business which were expensed as incurred.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Motorsports Contract Termination Costs
As discussed in Note 12, during the three months ended June 30, 2004, the Company recorded a charge of $80 million related to the termination and release of obligations related to the British Grand Prix held at the Silverstone racetrack in the United Kingdom.

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense was $38.4 million for the three months ended June 30, 2004 compared with $46.1 million in the same period of 2003. This was primarily due to the reduction in debt balances from the prior year, particularly the payment of the Prudential Agreement Loans in the third quarter of 2003 and the redemption of the Company's 1.80% Convertible Subordinated Notes in the first quarter of 2004.

Interest Income
Interest income was virtually unchanged at $10.4 million for the three months ended June 30, 2004 compared with $10.2 million in the same period in 2003.

Other Income (Expense)
The following table sets forth the components of other income:
	Three Months Ended June 30,
(Dollars in Millions)	2004	2003

Gains (losses) on sale of businesses	$1.4	$(0.6)
Gains on sales of other available-for-sale securities	0.9	0.9
Total	$2.3	$0.3

Investment Impairments
During the second quarter of 2003, the Company recorded a charge of $9.8 million related to certain investments in Brazil, India, Canada and Japan that had been determined to have incurred an "other than temporary" impairment.

OTHER ITEMS

Effective Income Tax Rate
The Company recorded income tax provisions of $33.4 million and $22.4 million on pretax profits of $32.8 million and $6.5 million for the three months ended June 30, 2004 and 2003, respectively. The Company's effective income tax rate was 101.8% and 344.6% in the quarters ended June 30, 2004 and 2003, respectively. The difference between the effective tax rate and statutory federal rate of 35% is due to state and local taxes and the effect of non-US operations. Several discrete items also impacted the effective tax rate for 2004. The most significant item being the pretax charges and related tax benefits resulting from payments made in satisfaction of certain financial guarantees related to the Motorsports business. The Company's effective tax rate will be further impacted in subsequent quarters from pretax charges and related tax benefits arising from its ongoing efforts to exit the Motorsports business. Other discrete items impacting the effective tax rates were restructuring charges, impairment charges and operating losses in a number of non-US jurisdictions that receive little or no tax benefit.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The realization of the Company's remaining deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results, including but not limited to any future restructuring activities may require that the Company record additional valuation allowances against the Company's deferred tax assets on which a valuation allowance has not previously been established. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is "more likely than not" that such assets will be realized. An ongoing pattern of profitability will generally be considered as sufficient positive evidence. The Company's income tax expense recorded in the future will be reduced to the extent of offsetting decreases in the valuation allowance. The establishment and reversal of valuation allowances has had and could have a significant negative or positive impact on the future earnings of the Company.

Minority Interest
Income applicable to minority interests was $5.6 million for the quarter ended June 30, 2004 compared to $8.4 million in the same period of 2003. The decrease in the second quarter of 2004 was primarily due to the sale of majority-owned businesses in Latin America.

Unconsolidated Affiliates
Equity in net income (loss) of unconsolidated affiliates was $0.8 million in the second quarter of 2004 compared to $1.3 million in the corresponding period of 2003. The decrease in 2004 reflects losses related to unconsolidated affiliates in Europe partially offset by losses recorded in 2003 related to a US based sports and entertainment event business.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

The following table shows the Company's net income (loss) and earnings per common share for the six-month periods ended June 30, 2004 and 2003:
	For the Six Months Ended June 30,
(Dollars in Millions, Except Per Share Data)	2004	2003

Continuing Operations	$(22.3)	$(34.2)
Discontinued Operations	--	12.1
Net Loss	$(22.3)	$(22.1)

Diluted EPS from Continuing Operations	$(0.08)	$(0.09)
Diluted EPS from Discontinued Operations	--	0.03
Total Diluted EPS Per Common Share	$(0.08)	$(0.06)

The following summarizes certain financial information by the three reportable segments:
(Dollars in Millions)	IPG (Excl. OWW and Motorsports)	OWW	Motorsports	Consolidated Total
Six Months Ended June 30, 2004

Revenue	$2,850.4	$78.3	$10.5	$2,939.2
Salaries and related	1,729.6	32.4	5.8	1,767.8
Office and general	910.4	42.7	17.0	970.1
Restructuring charges	64.6	--	--	64.6
Long-lived asset impairments	6.3	--	2.3	8.6
Motorsports contract termination and other costs	--	--	80.0	80.0
Operating income (loss)	$139.5	$3.2	$(94.6)	$48.1

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2003

Revenue	$2,701.7	$86.0	$27.4	$2,815.1
Salaries and related	1,694.5	31.3	7.3	1,733.1
Office and general	782.7	69.7	40.4	892.8
Restructuring charges	94.3	--	0.1	94.4
Long-lived asset impairments	--	--	22.1	22.1
Operating income (loss)	$130.2	$(15.0)	$(42.5)	$72.7

RESULTS OF OPERATIONS

REVENUE

The following analysis provides further detail on revenue:
For the Six Months Ended June 30,					Increase/(Decrease)
							Excluding
		% of		% of	Reported		Currency Effect
(Dollars in Millions)	2004	Total	2003	Total	Dollars	%	Dollars	%

Domestic Revenue	$1,679.3	57%	$1,622.8	58%	$56.5	3.5%	$56.5	3.5%

International Revenue	1,259.9	43%	1,192.3	42%	67.6	5.7%	(23.4)	(1.8)%

Worldwide Revenue	$2,939.2	100%	$2,815.1	100%	$124.1	4.4%	$33.1	1.1%

The components of the total revenue change for the first six months of 2004 compared to the six months ended June 30, 2003 were:
(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$91.0	3.3%
Net acquisitions/divestitures	(38.7)	(1.4)%
Reclassifications	75.5	2.6%
Organic revenue	(3.7)	(0.1)%
Total revenue increase	$124.1	4.4%

The decrease in organic revenue of 0.1% for the six months ended June 30, 2004 was due to decreases in the demand for advertising and marketing services by current clients, particularly in international markets and in the Company's public relations services and other project related businesses, which was offset by increases in advertising and marketing services in the US.

OPERATING EXPENSES

Salaries and Related Expenses
Salaries and related expenses were $1,767.8 million and $1,733.1 million for the six months ended June 30, 2004 and 2003, respectively, an increase of $34.7 million or 2.0%. The increase reflects the effect of higher foreign exchange rates, primarily the Euro and Pound Sterling, versus the US Dollar and additional contractual compensation recorded as a result of prior acquisition agreements. Offsetting this increase is a decrease in severance expense and salaries as a result of lower headcount. Total headcount was 43,900 at June 30, 2004 compared with 44,500 at June 30, 2003, as a result of the Company's restructuring program, partially offset by increases in headcount, primarily in the US, to support organic growth initiatives.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The components of the total change for the first six months of 2004 compared to the six months ended June 30, 2003 were:
(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$58.2	3.3%
Net acquisitions/divestitures	(21.3)	(1.2)%
Reclassifications	4.6	0.3%
Reduction in salaries and related expenses (organic basis)	(6.8)	(0.4)%
Total change	$34.7	2.0%

Office and General Expenses
Office and general expenses were $970.1 million and $892.8 million in the six month periods ended June 30, 2004 and 2003, respectively, an increase of $77.3 million or 8.7%. The increase reflects the effect of higher foreign exchange rates, primarily the Euro and Pound Sterling, versus the US Dollar, and the reclassifications related to grossing-up expenses as previously discussed above under "Overview".

The reduction in office and general expenses on an organic basis was due to a decrease in occupancy and overhead costs as a result of the 2003 restructuring program, a decrease in bad debt expense and a reduction in bank fees from the high levels of 2003. Offsetting these reductions are higher professional fees resulting primarily from costs associated with preparation for compliance with the Sarbanes-Oxley Act and costs associated with the development of systems and processes related to the Company's shared services initiatives, in addition to the accelerated amortization of leasehold improvements resulting from the restructuring program.

The components of the total change for the first six months of 2004 compared to the six months ended June 30, 2003 were:

(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$37.1	4.4%
Net acquisitions/divestitures	(25.1)	(3.0)%
Reclassifications	71.0	8.0%
Reduction in office and general expenses (organic basis)	(5.7)	(0.7)%
Total change	$77.3	8.7%

Restructuring Charges
See "Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 -- Operating Expenses -- Restructuring Charges" for a discussion of restructuring charges.

Long-Lived Asset Impairment Charges
During the six months ended June 30, 2004, the Company recorded total charges of $8.6 million. This amount included $4.0 million related to the impairment of goodwill of a business sold in the second quarter, $2.0 million related to a US based business, which the Company is in negotiations to sell, and $2.3 million related to capital expenditure outlays in its Motorsports business which were expensed as incurred. See Note 12 to the Company's Consolidated Financial Statements for a discussion of the Company's remaining contingent obligations related to Motorsports.

During the six months ended June 30, 2003, the Company recorded a charge of $22.1 million related to the impairment of long-lived assets at its Motorsports business. This amount reflected $12.7 million of capital expenditure outlays in its Motorsports business which were expensed as incurred.

Motorsports Contract Termination Costs
See "Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 - Operating Expenses - Motorsports Contract Termination Costs" for discussion of these costs.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense was $77.5 million for the six months ended June 30, 2004 compared with $84.9 million in the same period of 2003. This was primarily due to the reduction in debt balances from the prior year, particularly the payment of the Prudential Agreement Loans in the third quarter of 2003 and the redemption of the Company's 1.80% Convertible Subordinated Notes in the first quarter of 2004.

Interest Income
Interest income was $20.1 million for the six months ended June 30, 2004 compared with $18.1 million in the same period in 2003. The increase in 2004 is primarily due to higher cash balances resulting from the issuance of debt and equity offerings late in 2003.

Other Income (Expense)
The following table sets forth the components of other income:
	Six Months Ended June 30,
(Dollars in Millions)	2004	2003

Gains (losses) on sale of businesses	$1.3	$(0.6)
Gains on sales of other available-for-sale securities	2.1	0.7
Total	$3.4	$0.1

Investment Impairments
During the first six months of 2004, the Company recorded $3.2 million in investment impairment charges related to available-for-sale investments that were deemed to be other than temporarily impaired. During the comparable period in 2003, the Company recorded a charge of $12.5 million related to certain investments in Brazil, India, Canada and Japan that had been determined to have incurred an "other than temporary" impairment.

OTHER ITEMS

Effective Income Tax Rate
The Company recorded income tax provisions of $6.6 million and $16.8 million on pretax losses of $9.1 million and $6.5 million for the six months ended June 30, 2004 and 2003, respectively. The Company's effective income tax rate was (72.5%) and (258.5%) for the six months ended June 30, 2004 and 2003, respectively. The difference between the effective tax rate and statutory federal rate of 35% is due to state and local taxes and the effect of non-US operations. Several discrete items also impacted the effective tax rate for 2004. The most significant items were pretax charges and related tax benefits resulting from payments made in satisfaction of certain financial guarantees related to the Motorsports business. The Company's effective tax rate will be further impacted in subsequent quarters from pretax charges and related tax benefits arising from its ongoing efforts to exit the Motorsports business. Other discrete items impacting the effective tax rates were restructuring charges, impairment charges and operating losses in a number of non-US jurisdictions that receive little or no tax benefit.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The realization of the Company's remaining deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results, including but not limited to any future restructuring activities may require that the Company record additional valuation allowances against the Company's deferred tax assets on which a valuation allowance has not previously been established. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is "more likely than not" that such assets will be realized. An ongoing pattern of profitability will generally be considered as sufficient positive evidence. The Company's income tax expense recorded in the future will be reduced to the extent of offsetting decreases in the valuation allowance. The establishment and reversal of valuation allowances has had and could have a significant negative or positive impact on the future earnings of the Company.

Minority Interest
Income applicable to minority interests was $8.0 million for the six months ended June 30, 2004 compared to $9.0 million in the same period of 2003. The decrease in the first six months of 2004 was primarily due to the sale of majority-owned businesses in Latin America, partially offset by improved operating results of majority-owned affiliates in the US.

Unconsolidated Affiliates
Equity in net income (loss) of unconsolidated affiliates was income of $1.4 million in the first six months of 2004 compared to a loss of $1.9 million in the corresponding period of 2003. The loss in 2003 reflects losses of Modem Media which was sold in the fourth quarter of 2003, higher losses of an unconsolidated investment in Brazil and a US-based sports and entertainment event business.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, cash and cash equivalents were $1,434.3 million, a decrease of $571.4 million from the December 31, 2003 balance of $2,005.7 million. Total debt at June 30, 2004 was $2,224.1 million, a decrease of $250.2 million from December 31, 2003. The reduction in both cash and debt reflect the redemption of the 1.80% Convertible Subordinated Notes in January 2004. The Company collects funds from clients on behalf of media outlets resulting in cash receipts and disbursements at levels substantially exceeding its revenue. Therefore, the working capital amounts reported on its balance sheet and cash flows from operating activities reflect the "pass-through" of these items.

Operating Activities
Net cash used in operating activities was $116.8 million and $19.8 million for the six months ended June 30, 2004 and 2003, respectively. The increase in cash used in operating activities in 2004 was primarily attributable to the payments related to the Motorsports contract termination in the second quarter (see Note 12), and $30 million of contributions to the Company's domestic pension plan (see Note 8). In addition, components of working capital, specifically accounts receivables, expenditures billable to clients and accounts payable at June 30, 2004 have increased from December 31, 2003 due to increased media business and business associated with the Athens Olympics to be held in the third quarter of 2004. The Company expects to generate cash from operations in 2004. Offsetting the additional cash expected to be provided from operations in 2004 are cash uses related to the Company's restructuring program and additional amounts required to exit the Company's remaining Motorsports commitments.

Investing Activities
Historically the Company has pursued acquisitions to complement and enhance its service offerings. In addition, the Company has also sought to acquire businesses similar to those already owned to expand its geographic scope to better serve new and existing clients. Acquisitions have historically been funded using stock, cash or a combination of both. The Company is restricted by the terms of its New Revolving Credit Facilities (as defined below) from making acquisitions or investments that are funded with cash. The Company's permitted level of annual expenditures for new acquisitions funded with cash is $100 million in the aggregate where unused amounts may be rolled over into successive years. See "Financing Activities" for further discussion. Additionally, the Company has in the past combined and may in the future combine, businesses to better serve its clients or dispose of businesses to optimize returns to shareholders.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first six months of 2004 and 2003, the Company paid $136.3 million and $141.3 million, respectively, in cash for new acquisitions and earn-out payments for previous acquisitions (see "Payments for Prior Acquisitions" below). The reduction in payments in 2004 reflects the Company's reduced level of acquisition activity and is expected to decrease further throughout this year and in future years.

On January 12, 2004, the Company completed the sale of a business comprising the four motorsports circuits (including Brands Hatch, Oulton Park, Cadwell Park and Snetterton) (the "four owned circuits"), owned by its Brands Hatch subsidiaries, to MotorSport Vision Limited. The consideration for the sale was approximately 15 million Pounds Sterling (approximately $26 million). An additional contingent amount of up to 2 million Pounds Sterling (approximately $4 million) may be paid to the Company depending upon the future financial results of the operations sold. The Company recognized an impairment loss related to the four owned circuits of $38.0 million in the fourth quarter of 2003 and classified the relevant assets and liabilities as held for sale in the Consolidated Balance Sheet of the Company as of December 31, 2003.

On April 19, 2004, the Company and one of its subsidiaries reached an agreement with the Formula One Administration Limited ("FOA") to terminate and release their respective promoter and guarantee obligations relating to the British Grand Prix held at the Silverstone racetrack in the United Kingdom. Under this agreement, Interpublic and Silverstone Motorsports were released from their obligations following the British Grand Prix in July 2004. In exchange for the early termination of the obligations and liabilities of Interpublic and Silverstone Motorsports, Interpublic paid a total of $93 million to the FOA in installments of $46.5 million on April 19, 2004 and $46.5 million on May 24, 2004. A charge of $80 million was recognized related to this transaction.

On July 1, 2004, the Company entered into a series of agreements with the British Racing Drivers Club (the "BRDC") regarding the potential termination of the Company's remaining motorsports obligations in the United Kingdom. These agreements give the Company and its affiliates the right to terminate their lease obligations at the Silverstone auto racing track and related agreements, with such right being in effect from November 1, 2004 through December 15, 2004. In connection with these agreements, the Company will pay the BRDC 27 million Pounds Sterling (approximately $49 million) in two installments. The first installment of approximately $24.5 million was paid on July 1, 2004 by the Company, with the balance payable on the date the Company exercises its right of termination or as early as September 30, 2004 under certain circumstances. As a result of these agreements, the Company will take a pre-tax charge of approximately $45 million in the second half of 2004.

The Company's capital expenditures in the first six months of 2004 were $77.5 million compared to $72.1 million in the first six months of 2003. The primary purposes of these expenditures were to upgrade telecommunications and computer systems and to modernize offices. Under the New Revolving Credit Facilities, the Company is restricted in making capital expenditures of greater than $225.0 million in any calendar year. See "Financing Activities" for further discussion. Throughout 2004, the Company expects to continue to make certain selective new acquisitions, and make payouts for earn-outs due from previous acquisitions. Given the restrictions on these expenditures, discussed above, the Company does not expect these payments to exceed the approximately $400 million spent in 2003.

Financing Activities
Total cash on hand at June 30, 2004 was $1,434.3 million, a decrease of $571.4 million from December 31, 2003. Total debt at June 30, 2004 was $2,224.1 million, a decrease of $250.2 million from December 31, 2003. The reduction in both cash and debt reflect the redemption of the 1.80% Convertible Subordinated Notes in January 2004. The Company's cash and debt positions were positively impacted by its 2003 debt and equity offerings (as discussed below) , the sale of NFO, cash flow from operations, and international cash and debt pooling arrangements put in place to optimize the net debt balances in certain markets.

Revolving Credit Agreements
On June 27, 2000, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of five years and for borrowings of up to $375.0 million (as amended and restated from time to time, the "Five-Year Revolving Credit Facility"). On May 15, 2003, the Company entered into a revolving credit facility with a syndicate of banks providing for a term of 364 days and for borrowings of up to $500.0 million, $200.0 million of which were available to the Company for the issuance of Letters of Credit (as amended from time to time, the "Old 364-Day Revolving Credit Facility" and, together with the Five-Year Revolving Credit Facility, the "Old Revolving Credit Facilities").

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Old 364-Day Revolving Credit Facility expired on May 13, 2004. The Company entered into a new 364-day revolving credit facility with a syndicate of banks on May 10, 2004 (the "New 364-Day Revolving Credit Facility") to replace the Old 364-Day Revolving Credit Facility. The New 364-Day Revolving Credit Facility provides for borrowings of up to $250.0 million. On May 10, 2004, the Company replaced the Five-Year Revolving Credit Facility with a new three-year revolving credit facility (the "Three-Year Revolving Credit Facility" and, together with the New 364-Day Revolving Credit Facility, the "New Revolving Credit Facilities"). The Three-Year Revolving Credit Facility provides for a term of three years and for borrowings of up to $450.0 million, of which $200.0 million will be available to the Company for the issuance of Letters of Credit. The Company voluntarily reduced the aggregate commitment levels in the New Revolving Credit Facilities as compared to the Old Revolving Credit Facilities due to the availability of other sources of liquidity.

The New 364-Day Revolving Credit Facility will expire on May 9, 2005. However, the Company will have the option to extend the maturity of amounts outstanding on the termination date under the New 364-Day Revolving Credit Facility for a period of one year, if EBITDA, as defined in the agreements, for the four fiscal quarters most recently ended is at least $831.0 million.

The New Revolving Credit Facilities are used for general corporate purposes, including commercial paper backstop and acquisition financing. As of June 30, 2004, the Company did not have any borrowings under the New 364-Day Revolving Credit Facility and utilized $132.3 million under the Three-Year Revolving Credit Facility for the issuance of letters of credit.

As with the Old Revolving Credit Facilities, the New Revolving Credit Facilities bear interest at variable rates based on either LIBOR or a bank's base rate, at the Company's option. The interest rates on LIBOR loans and base rate loans under the New Revolving Credit Facilities are affected by the facilities' utilization levels and the Company's credit ratings, as was the case with the Old Revolving Credit Facilities. Based on the Company's current credit ratings, interest rates on loans under the New 364-Day Revolving Credit Facility as of June 30, 2004 were calculated by adding 112.5 basis points to LIBOR or 20 basis points to the applicable bank base rate, and interest rates on loans under the Three-Year Revolving Credit Facility were calculated by adding 112.5 basis points to LIBOR or 25 basis points to the applicable bank base rate. At the Company's current credit rating level, this represents a decrease from the Old 364-Day Revolving Credit Facility and Five-Year Revolving Credit Facility of 62.5 and 62.5 basis points with respect to LIBOR, respectively, and a decrease of 5 and 5 basis points with respect to the base rate, respectively.

The New Revolving Credit Facilities include financial covenants that set (i) maximum levels of debt for borrowed money as a function of EBITDA, (ii) minimum levels of EBITDA and (iii) minimum levels of EBITDA as a function of interest expense (in each case, as defined in those agreements).

Under the New Revolving Credit Facilities, the following items are added back to net income in the calculation of EBITDA: (i) non-recurring restructuring charges in an amount not to exceed $275.0 million (up to $240.0 million of which may be cash charges) recorded in the financial statements of the Company and its Consolidated Subsidiaries for the fiscal quarter ended March 31, 2003 and each of the fiscal periods ending June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, and September 30, 2004; (ii) non-cash, non-recurring charges in an amount not to exceed $50.0 million taken with respect to the impairment of the remaining book value of the Company's Motorsports business; (iii) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company's Motorsports business; (iv) non-cash, nonrecurring goodwill or investment impairment charges in an amount not to exceed $300.0 million taken in the fiscal periods ending September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004; (v) payments made by the Company not to exceed $135.0 million (up to $40.0 million of which may be in cash) relating to the settlement of certain litigation matters; (vi) $24.8 million in respect of the early repayment by the Company of all amounts outstanding under the Note Purchase Agreements with The Prudential Company of America, dated as of May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999, respectively, with respect to the fiscal quarter ended September 30, 2003; (vii) from and after such time as the Company adopts the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards No. 123 and Statement of Financial Accounting Standards No. 148, non-cash charges related to such adoption; and (viii) cash payments made by the Company relating to the cash consideration paid by the Company not exceeding $160.0 million in connection with the liabilities and obligations of the Company's Motorsports business, in each case determined in accordance with GAAP for such period minus gain realized by the Company upon the sale of NFO Worldwide, Inc. in accordance with GAAP.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In determining the Company's compliance with the financial covenants under the New Revolving Credit Facilities as of June 30, 2004, the following charges for the four fiscal quarters most recently ended were added back in the calculation of EBITDA: (i) $173.6 million of restructuring charges ($139.6 million of which were cash charges), (ii) $38.0 million of non-cash charges with respect to the impairment of the remaining book value of the Company's Motorsports business, (iii) $5.8 million of impairment charges taken with respect to capital expenditures of the Company's Motorsports business, (iv) $300.0 million of goodwill or investment impairment charges; (v) $115.0 million of charges (primarily non-cash) relating to certain litigation matters, and (vi) $80.0 million in cash payments made by the Company in connection with the transfer of liabilities and obligations of the Company's Motorsports business. Since these charges and payments were added back to the calculation of EBITDA, they do not affect the Company's compliance with its financial covenants.

As of June 30, 2004, the Company was in compliance with all covenants (including the financial covenants) in the New Revolving Credit Facilities, using the definition of EBITDA under the New Revolving Credit Facilities. The terms of the New Revolving Credit Facilities restrict the Company's ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company's domestic subsidiaries to incur additional debt in excess of $25.0 million. The New Revolving Credit Facilities limit annual cash acquisition spending to $100.0 million in the aggregate for any calendar year; provided that amounts unused in any year may be rolled over to the following years, but may not exceed $250.0 million in any calendar year. Annual common stock buybacks and dividend payments on the Company's capital stock are limited to $95.0 million in the aggregate for any calendar year, of which $45.0 million may be used for dividend payments on the Company's convertible preferred stock and $50.0 million may be used for dividend payments on the Company's capital stock (including common stock) and for common stock buybacks. Any unused portion of the permitted amount of $50.0 million, may be rolled over into successive years; provided that all such payments in any calendar year may not exceed $125.0 million in the aggregate. The Company's permitted level of annual capital expenditures is limited to $225.0 million; provided that amounts unused in any year up to $50.0 million may be rolled over to the next year.

Other Committed and Uncommitted Facilities
In addition to the New Revolving Credit Facilities, at June 30, 2004 the Company had $0.7 million of committed lines of credit, all of which were provided by banks participating in the New Revolving Credit Facilities. At June 30, 2004, no amounts were outstanding under these committed lines of credit. The Company's committed borrowings are repayable upon maturity.

At June 30, 2004, the Company also had $693.7 million of uncommitted lines of credit, 70.4% of which were provided by banks participating in the New Revolving Credit Facilities. At June 30, 2004, $34.2 million was outstanding under these uncommitted lines of credit. The Company's uncommitted borrowings are repayable upon demand.

Common Stock and Preferred Stock Offerings
In 2003, the Company filed a universal shelf registration statement providing for the potential issuance and sale of securities in an aggregate amount of up to $1,800.0 million. On December 16, 2003, in a concurrent offering, the Company issued 25.8 million shares of common stock and issued 7.5 million shares of 3-year Series A Mandatory Convertible Preferred Stock (the "Preferred Stock") under this shelf registration statement. The total net proceeds received from these offerings was approximately $693 million. The Preferred Stock carries a dividend yield of 5.375%. On maturity, each share of the Preferred Stock will convert, subject to adjustment, to between 3.0358 and 3.7037 shares of common stock, depending on the then-current market price of the Company's common stock, representing a conversion premium of approximately 22% over the common stock offering price of $13.50 per share. Under certain circumstances, the Preferred Stock may be converted prior to maturity at the option of the holders or the Company.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company will pay annual dividends on each share of Preferred Stock in the amount of $2.6875. Dividends will be cumulative from the date of issuance and will be payable on each payment date to the extent that dividends are not restricted under the New Revolving Credit Facilities and assets are legally available to pay dividends. A dividend payment of $0.671875 per share and amounting to $5.0 million was declared on May 18, 2004 and was paid on June 15, 2004 to stockholders of record at the close of business on June 1, 2004.

Other
On March 25, 2004, Moody's Investor Services, Inc. confirmed the Company's senior unsecured and subordinated debt ratings at Baa3 and Ba1, respectively, with a stable outlook. On April 2, 2004, Fitch Ratings affirmed the Company's senior unsecured, and subordinated debt ratings at BB+ and BB-, respectively, with a stable outlook. Standard & Poor's Ratings Services ("S&P") rates the Company's senior unsecured debt at BB+ with a negative outlook.

Liquidity Outlook
The Company continues to believe that cash on hand and cash flow from operations, together with existing lines of credit and refinancings thereof, will be sufficient to fund the Company's working capital needs and other obligations through the next twelve months.

Based on the continuation of current operating trends, the Company believes that it will be in compliance with each of the financial covenants in the New Revolving Credit Facilities for the next 12 months.

The Company has a number of retirement plans. Due to the deficit in the funded status of these plans, the Company funded its domestic retirement arrangements with contributions of $30.0 million in cash in February 2004. The Company considers that the long-term return on its pension trust assets and the funding available to the Company will be sufficient to finance these obligations.

Acquisitions and Deferred Payments
Historically, the Company has pursued acquisitions to complement and enhance its service offerings and to expand its geographic reach. During the six months ended June 30, 2004, the Company completed one acquisition for $6.5 million in cash. During the same period in 2003, the Company completed two acquisitions for $4.0 million in cash.

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

During the first six months of 2004 and 2003, the Company made the following payments on acquisitions that had closed in prior years:
	Six Months Ended June 30,
	Deferred Payments		Purchase of Additional Interests
(Dollars in Millions)	2004	2003	2004	2003

Cash	$106.8	$110.0	$14.8	$24.3
Stock	14.6	37.6	1.2	3.2
Total	$121.4	$147.6	$16.0	$27.5

As of June 30, 2004, the Company's estimate of future deferred payments is as follows:
(Dollars in Millions)	2004	2005	2006	2007	2008 and Thereafter	Total

Cash	$23.9	$35.3	$11.8	$0.9	$5.2	$77.1
Stock	2.5	18.9	4.8	--	--	26.2
Total	$26.4	$54.2	$16.6	$0.9	$5.2	$103.3

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

Put and Call Options

The Company has entered into agreements that may either: i) require the Company to purchase additional equity interests in certain consolidated subsidiaries (put options) or ii) permit the Company, at its sole discretion, to acquire additional equity interests in certain consolidated subsidiaries (call options). As of June 30, 2004, estimated amounts that would be paid under these arrangements, in the event of exercise at the earliest exercise date, are as follows:

(Dollars in Millions)	2004	2005	2006	2007	2008 and Thereafter	Total
Put Options

Cash	$16.5	$32.7	$2.4	$4.6	$11.2	$67.4
Stock	0.5	1.5	0.1	--	--	2.1
Total	$17.0	$34.2	$2.5	$4.6	$11.2	$69.5

Call Options
Cash	$4.0	$7.7	$2.8	$1.2	$15.3	$31.0
Stock	--	--	1.5	--	--	1.5
Total	$4.0	$7.7	$4.3	$1.2	$15.3	$32.5

The actual amount to be paid is generally contingent upon the achievement of projected operating performance targets, satisfying other conditions as specified in the relevant agreement and, with regard to call options, upon the Company's decision to exercise its option. Estimates of amounts to be paid are believed to approximate fair value.

Unconsolidated Affiliates
The Company has also entered into put and call option agreements with respect to certain companies currently accounted for as unconsolidated affiliates. As of June 30, 2004, the estimated amount that would be paid primarily under put options, in the event of exercise at the earliest exercise date, is as follows:
(Dollars in Millions)	2004	2005	2006	2007	2008 and Thereafter	Total

Cash	$2.0	$10.0	$13.9	$21.1	$5.9	$52.9
Stock	0.9	--	1.3	0.3	1.2	3.7
Total	$2.9	$10.0	$15.2	$21.4	$7.1	$56.6

Other Payments

During the first six months of 2004 and 2003, the Company made the following payments principally related to loan notes and guaranteed deferred payments that had been previously recognized on the balance sheet:
	Six Months Ended June 30,
(Dollars in Millions)	2004	2003

Cash	$8.2	$3.9
Stock	--	0.1
Total	$8.2	$4.0

As of June 30, 2004, the Company's estimated liability for other payments are cash amounts of $3.5 million and $1.1 million in 2004 and 2005, respectively.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2003 included in the 2003 Form 10-K. Further, and as summarized in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 2003 Form 10-K, the Company believes that certain of these policies are critical because they are both important to the presentation of the Company's financial condition and results and they require management's most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on other factors that it considers reasonable under the circumstances. Estimation methodologies are applied consistently from year to year and there have been no significant changes in the application of the critical accounting policies since December 31, 2003. Actual results may differ from these estimates under different assumptions or conditions.

During the quarter ended June 30, 2004, The Partnership reporting unit lost a significant profitable client and prepared revised forecasts of the results for the year. The Company determined that this was a trigger event and performed an impairment test as required under paragraph 28 of SFAS No. 142, Goodwill and Other Intangible Assets. The Company determined that no impairment had occurred and, accordingly, no impairment charge will be necessary. However, should The Partnership lose significant additional clients an impairment may occur in the future and a portion of The Partnership's $900 million in goodwill may have to be written off.

OTHER MATTERS

Recent Accounting Standards
In 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, along with certain revisions, which addressed consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. This standard contained multiple effective dates based on the nature, as well as the creation date, of the VIE. The Company adopted the provisions of these interpretations effective December 31, 2003 and has consolidated certain entities meeting the definition of a VIE. Inclusion of these entities, which were included effective January 1, 2004, did not have a material impact on the Company's financial position or results of operations.

In January 2004, FASB Staff Position No. 106-1 ("FSP 106-1"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit that is actuarially equivalent to that specified under Medicare (Part D) to make a one-time election to defer accounting for the effects of the new legislation. The Company elected, at that time, to defer the accounting for the effects of this legislation until regulations governing actuarial equivalence were issued.

In May 2004, FASB Staff Position No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued which supercedes FSP 106-1 and provides guidance on accounting for the effects of the Medicare prescription legislation. Although the federal regulations for determining actuarial equivalence have not been finalized, the Company believes that its prescription drug plan will qualify for actuarial equivalence and has estimated that the impact on the accumulated postretirement benefit obligation and on net periodic postretirement benefit cost will be negligible. The Company will continue to refine its estimates as federal regulations for determining actuarial equivalence are clarified and will implement the requirements of this pronouncement as required in the quarter beginning July 1, 2004.

In March 2004, EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, was issued to clarify the definition of a participating security and to require the use of the two-class method for computing basic earnings per share for those companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. The Company adopted the provisions of this pronouncement during the quarter ended June 30, 2004. (See Note 2).

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In July 2004, the EITF reached a tentative conclusion on EITF 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share, that addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted EPS. The Company will assess the impact on its contingently convertible debt when the Task Force issues its final conclusion.

Motorsports
On January 12, 2004, the Company completed the sale of a business comprising the four motorsports circuits (including Brands Hatch, Oulton Park, Cadwell Park and Snetterton) (the "four owned circuits"), owned by its Brands Hatch subsidiaries, to MotorSport Vision Limited. The consideration for the sale was approximately 15 million Pounds Sterling (approximately $26 million). An additional contingent amount of up to 2 million Pounds Sterling (approximately $4 million) may be paid to the Company depending upon the future financial results of the operations sold. The Company recognized an impairment loss related to the four owned circuits of $38.0 million in the fourth quarter of 2003 and classified the relevant assets and liabilities as held for sale in the Consolidated Balance Sheet of the Company as of December 31, 2003.

On April 19, 2004, the Company and one of its subsidiaries reached an agreement with the Formula One Administration Limited ("FOA") to terminate and release their respective promoter and guarantee obligations relating to the British Grand Prix held at the Silverstone racetrack in the United Kingdom. Under this agreement, Interpublic and Silverstone Motorsports were released from their obligations following the British Grand Prix in July 2004. In exchange for the early termination of the obligations and liabilities of Interpublic and Silverstone Motorsports, Interpublic paid a total of $93 million to the FOA in installments of $46.5 million on April 19, 2004 and $46.5 million on May 24, 2004. A charge of $80 million was recognized related to this transaction.

On July 1, 2004, the Company entered into a series of agreements with the British Racing Drivers Club (the "BRDC") regarding the potential termination of the Company's remaining motorsports obligations in the United Kingdom. These agreements give the Company and its affiliates the right to terminate their lease obligations at the Silverstone auto racing track and related agreements, with such right being in effect from November 1, 2004 through December 15, 2004. In connection with these agreements, the Company will pay the BRDC 27 million Pounds Sterling (approximately $49 million) in two installments. The first installment of approximately $24.5 million was paid on July 1, 2004 by the Company, with the balance payable on the date the Company exercises its right of termination or as early as September 30, 2004 under certain circumstances. As a result of these agreements, the Company will take a pre-tax charge of approximately $45 million in the second half of 2004.

Other Contingencies

At June 30, 2004, the Company had contingent obligations under guarantees of certain obligations of its subsidiaries ("parent company guarantees"). The amount of such parent company guarantees was approximately $636.7 million and relates principally to lines of credit, guarantees of certain media payables and operating leases of certain subsidiaries. In the event of non-payment by the subsidiary of the obligations covered by the guarantee, the Company would be obliged to pay the amounts. As of June 30, 2004, there are no assets pledged as security for amounts owed under the guarantees.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Interest Rates
At June 30, 2004, a significant portion of the Company's debt obligations were at fixed interest rates. Accordingly, assuming the fixed-rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by approximately $17.3 million if market rates were to increase by 10% and would increase by approximately $17.6 million if market rates were to decrease by 10%. For that portion of the debt that is maintained at variable rates, based on amounts and rates outstanding at June 30, 2004, the change in interest expense and cash flow from a 10% change in rates would be negligible.

Foreign Currencies
The Company faces two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in the Company's foreign operations are translated into US Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders' equity section of the balance sheet. The Company's foreign subsidiaries generally collect revenues and pay expenses in currencies other than the US Dollar, mitigating transaction risk. Since the functional currency of the Company's foreign operations is generally the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders' equity and does not impact operating results. Revenues and expenses in foreign currencies translate into varying amounts of US Dollars depending upon whether the US Dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect the Company's consolidated revenues and expenses (as expressed in US Dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations and were not significant in the periods ended June 30, 2004 and 2003. The Company has not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.   Controls and Procedures

As previously disclosed, in prior years senior management and the Company's Audit Committee were informed by the Company's independent registered public accounting firm that they considered that there was a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the processing and monitoring of inter-company transactions. This material weakness, together with other material weaknesses associated with a lack of adequate balance sheet monitoring, as discussed below, could result in errors in the Company's Consolidated Financial Statements. The Company has implemented certain systematic processes, which have been in place since August 2003. The Company believes that these processes, coupled with its existing manual controls, give it the ability to monitor this inter-company and other activities to ensure the integrity of the Consolidated Financial Statements for the year ended December 31, 2003 and the six months ended June 30, 2004. Management will continue to monitor these processes to ensure that they are working as prescribed.

Management continues its focus on balance sheet analysis and will further develop and enhance system-wide monitoring controls to allow it to mitigate the risk that material accounting errors might go undetected and be included in its Consolidated Financial Statements. However, the Company has not fully implemented system wide monitoring controls and formal balance sheet analysis, therefore there can be no assurance that the internal controls in place will mitigate the risk that material accounting errors might go undetected. The Company will also continue to increase and upgrade its accounting and financial reporting resources across all of its entities. The Company's management believes that a "material weakness" persists with respect to these matters, notwithstanding the remedial action undertaken with respect to inter-company and other transactions. The Company's independent registered public accounting firm concurs with management's assessment.

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

*

Continuing a focused effort to establish controls to deter and detect fraud with significant oversight and input by the Company's Board and Audit Committee including, but not limited to, ensuring proper follow-up and resolution of whistleblowers' assertions;

*	Beginning the development of a shared service center program to consolidate various financial transactional functions to attain efficiencies and controls surrounding these activities.

Notwithstanding the foregoing, the Company has determined that it has a significant amount of work yet to be completed with respect to remediating the above-mentioned material weaknesses. The Company is undertaking a thorough review of its internal controls, including information technology systems and financial reporting (including the presentation of revenue and the accuracy of balances for purposes of segment reporting) as part of the Company's preparation for compliance with the requirements under Section 404 of Sarbanes-Oxley. At this time, due to the significantly decentralized nature of the Company and the significance of the material weakness in monitoring controls, as well as other financial reporting control deficiencies, management believes that these material control weaknesses will continue. Accordingly, we expect that we will have material weaknesses in internal controls at year-end.

The Company has carried out an evaluation under the supervision of, and with the participation of, the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (including but not limited to steps described above). The Company's evaluation has disclosed several material internal control weaknesses noted above. Material weaknesses in internal controls may also constitute deficiencies in the Company's disclosure controls. Based on an evaluation of these control weaknesses, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures need to be strengthened and are not sufficiently effective. However, based on significant additional work performed during the second quarter, management believes that there are no material inaccuracies or omissions of material fact in the second quarter 10-Q. Management, to the best of its knowledge, believes that the financial statements contained in the second quarter 10-Q are fairly presented in all material respects.

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

CAUTIONARY STATEMENT

This Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements. Interpublic's representatives may also make forward-looking statements orally from time to time. Statements in this Report that are not historical facts, including statements about Interpublic's beliefs and expectations, particularly regarding recent business and economic trends, the potential termination of lease obligations at the Silverstone racetrack, the impact of litigation, the SEC investigation, dispositions, impairment charges, the integration of acquisitions and restructuring costs, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those described in this Report and the Annual Report on Form 10-K for the year ended December 31, 2003 under "Risk Factors". Forward-looking statements speak only as of the date they are made, and Interpublic undertakes no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such risk factors include, but are not limited to, the following:
*	risks associated with the effects of global, national and regional economic and political conditions;

*	the Company's ability to attract new clients and retain existing clients;

*	the financial success of the Company's clients;

*	the Company's ability to retain and attract key employees;

*	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world;

*	potential adverse effects if the Company is required to recognize additional impairment charges or other adverse accounting related developments;

*	potential adverse developments in connection with the SEC investigation;

*	potential claims relating to termination of the British Grand Prix promoters agreement and Silverstone lease contracts;

*	potential downgrades in the credit ratings of Interpublic's securities;

*	the successful completion and integration of acquisitions which complement and expand the Company's business capabilities; and

*	the Company's ability to comply at year-end with Sarbanes-Oxley requirements for internal controls over financial reporting.

Investors should carefully consider these factors and the additional risk factors outlined in more detail under the heading "Business-Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Federal Securities Class Actions

Thirteen federal securities purported class actions were filed against Interpublic and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after Interpublic's August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the court and lead counsel was appointed for all plaintiffs on November 8, 2002. A consolidated amended complaint was filed on January 10, 2003. The purported class consists of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933, in connection with Interpublic's acquisition of True North on behalf of a purported class of True North shareholders who acquired Interpublic stock. No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants' motion and, on March 14, 2003, defendants filed their reply to plaintiff's opposition to defendants' motion. On May 29, 2003, the United States District Court for the Southern District of New York denied the motion to dismiss as to Interpublic and granted the motion, in part, as to the present and former directors and officers named in the consolidated amended complaint. On June 30, 2003, defendants filed an answer to the consolidated amended complaint. On November 6, 2003, the Court granted plaintiffs' motion to certify a class consisting of persons who purchased Interpublic stock between October 28, 1997 and October 16, 2002 and a class consisting of persons who acquired shares of Interpublic stock in exchange for shares of True North stock. On December 2, 2003, Interpublic reached an agreement in principle to settle the consolidated class action shareholder suits currently pending in federal district court in New York. Under the terms of the proposed settlement, Interpublic will pay $115 million, of which $20 million will be paid in cash and $95 million in shares of its common stock at a value of $14.50 per share. Interpublic also agreed that, should the price of its common stock fall below $8.70 per share before final approval of the settlement, Interpublic will either, at its sole discretion, issue additional shares of common stock or pay cash so that the consideration for the stock portion of the settlement will have a total value of $57 million. On July 20, 2004, the Court entered an order granting preliminary approval to the proposed settlement.

State Securities Class Actions

Two state securities purported class actions were filed against Interpublic and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after Interpublic's November 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. The purported classes consist of Interpublic shareholders who acquired Interpublic stock on or about June 25, 2001 in connection with Interpublic's acquisition of True North. These lawsuits allege that Interpublic and certain of its present and former directors and officers allegedly made misleading statements in connection with the filing of a registration statement on May 9, 2001 in which Interpublic issued 67,644,272 shares of its common stock for the purpose of acquiring True North, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic's financial results at that time. The suits allege that such misleading statements constitute violations of Sections 11 and 15 of the Securities Act of 1933. No amount of damages is specified in the complaints. These actions were filed in the Circuit Court of Cook County, Illinois. On December 18, 2002, defendants removed these actions from Illinois state court to the United States District Court for the Northern District of Illinois. Thereafter, on January 10, 2003, defendants moved to transfer these two actions to the Southern District of New York. Plaintiffs moved to remand these actions. On April 15, 2003, the United States District Court for the Northern District of Illinois granted plaintiffs' motions to remand these actions to Illinois state court and denied defendants' motion to transfer. On June 18, 2003, Interpublic moved to dismiss and/or stay these actions. In June 2003, plaintiffs withdrew the complaint for one of these actions. On September 10, 2003, the Illinois state court stayed the remaining action and on September 24, 2003, plaintiffs filed a notice that they will appeal the stay. On February 10, 2004, plaintiffs voluntarily dismissed their appeal. On May 19, 2004, the Court entered an order dismissing the action with prejudice.

Derivative Actions

On September 4, 2002, a shareholder derivative suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of Interpublic against the Board of Directors and against Interpublic's auditors. This suit alleged a breach of fiduciary duties to Interpublic's shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in New York Supreme Court, New York County. The plaintiffs from these two shareholder derivative suits filed an Amended Derivative Complaint on January 31, 2003. On March 18, 2003, plaintiffs filed a motion to dismiss the Amended Derivative Complaint without prejudice. On April 16, 2003, the Amended Derivative Complaint was dismissed without prejudice. On February 24, 2003, plaintiffs also filed a Shareholders' Derivative Complaint in the United States District Court for the Southern District of New York. On May 2, 2003, plaintiffs filed an Amended Derivative Complaint. This action alleges the same breach of fiduciary duties claim as the state court actions, and adds a claim for contribution and forfeiture against two of the individual defendants pursuant to Section 21D of the Exchange Act and Section 304 of the Sarbanes-Oxley Act. On July 11, 2003, plaintiffs filed a Second Amended Derivative Complaint, asserting the same claims. The complaint does not state a specific amount of damages. On August 12, 2003, defendants moved to dismiss this action. On January 26, 2004, Interpublic reached an agreement in principle to settle this derivative action, agreeing to institute certain corporate governance procedures. On July 20, 2004, the Court entered an order granting preliminary approval to the proposed settlement.

To effect these settlements, the Court will have to grant final approval to the terms of the settlements. The Company cannot give any assurances that the settlements will receive final approval of the Court. In the event that a final settlement is not approved by the Court, these proceedings will continue and, as with all litigations, contain elements of uncertainty and the final resolution of these actions could have a material impact on the Company's financial position, cash flows or results of operations. However, management currently believes that the amounts accrued in its Consolidated Balance Sheet are adequate to cover the amounts the Company expects to pay to settle these actions.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          (a)  The terms of the Company's New Revolving Credit Facilities restrict (among other things) the Company's ability to declare or pay dividends and repurchase shares of common stock. Annual common stock buybacks and dividend payments on the Company's capital stock is limited to $95.0 million in the aggregate for any calendar year, of which $45.0 million may be used for dividend payments on the Company's convertible preferred stock and $50.0 million may be used for dividend payments on the Company's capital stock (including common stock) and for common stock buybacks. Any unused portion of the permitted amount of $50.0 million may be rolled over into successive years; provided that all such payments in any calendar year may not exceed $125.0 million in the aggregate.

          (c)  The information provided below describes various transactions occurring during the quarter in which the Registrant issued shares of its common stock, par value $.10 per share, (the "Interpublic Stock") that were not registered under the Securities Act of 1933, as amended, (the "Securities Act").
1.

On April 1, 2004, the Company issued 18,135 shares of Interpublic Stock and paid $635,292 in cash to the one former shareholder of a company which was acquired in the second quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock were valued at $272,268 on the date of issuance.

The shares of Interpublic Stock were issued by the Company without registration in reliance on Section 4(2) under the Securities Act based on the sophistication of the acquired company's one shareholder. The shareholder had access to all the documents filed by the Company with the SEC, including the Company's: (i) Annual Report on Form 10-K for the year ended 2003, (ii) Current Reports on Form 8-K for 2004, and (iii) Proxy Statement for the 2003 Annual Meeting of Shareholders.

2.

On April 2, 2004, the Company issued 6,695 shares of Interpublic Stock and paid $100,500 to the three former shareholders of a company that was acquired in the second quarter of 2001. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of approximately $100,500 as of the date of issuance.

The shares of Interpublic Stock were issued by the Company without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former shareholders. The former shareholders had access to all the documents filed by the Company with the SEC, including the Company's (i) Annual Report in Form 10-K for the year ended 2003, (ii)Current Reports on Form 8-K for 2004, and (iii) Proxy Statement for the 2003 Annual Meeting of Shareholders.

3.

On April 5, 2004, the Company paid an aggregate of $13,116,937.24 in cash and issued 286,841 shares of Interpublic Stock to one former shareholder of a company into which a subsidiary of the Company was merged in the first quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $4,372,312.41 as of the date of issuance.

The shares of Interpublic Stock were issued by the Company without registration in reliance on Section 4(2) under the Securities Act, based on the status of the former shareholder as an accredited investor. The former shareholder had access to all the documents filed by the Company with the SEC, including the Company's (i) Annual Report on Form 10-K for the year ended December 31, 2003, (ii) Current Reports on Form 8-K for 2004, and (iii) Proxy Statement for the 2003 Annual Meeting of Shareholders.

4.

On April 5, 2004, the Company paid an aggregate of $1,092,923.25 in cash and issued 22,930 shares of Interpublic Stock to four former shareholders of a company that was acquired by a subsidiary of the Company in the first quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $364,307.75 as of the date of issuance.

The shares of Interpublic Stock were issued by the Company without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the former shareholders of the acquired company. The former shareholders had access to all the documents filed by the Company with the SEC, including the Company's (i) Annual Report on Form 10-K for the year ended December 31, 2003, (ii) Current Reports on Form 8-K for 2004, and (iii) Proxy Statement for the 2003 Annual Meeting of Shareholders.

5.

On April 12, 2004, the Company paid an aggregate of $438,250.20 in cash and issued 19,360 shares of Interpublic Stock to two shareholders of two companies whose assets were acquired by a subsidiary of the Company in the first quarter of 2000 and whose membership interests in a limited liability company were acquired in the first quarter of 2003. This represented a deferred payment of the purchase price for the assets and the membership interests. The shares of Interpublic Stock had a market value of $292,166.80 as of the date of issuance.

The shares of Interpublic Stock were issued by the Company without registration in reliance on Section 4(2) under the Securities Act, based on the status of the former shareholders as accredited investors. The former shareholders had access to all the documents filed by the Company with the SEC, including the Company's (i) Annual Report on Form 10-K for the year ended December 31, 2003, (ii) Current Reports on Form 8-K for 2004, and (iii) Proxy Statement for the 2003 Annual Meeting of Shareholders.

6.

On April 14, 2004, the Company issued 15,165 shares of Interpublic Stock to the two former shareholders of a company that was acquired in the fourth quarter of 2002. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of approximately $236,000 as of the date of issuance.

The shares of Interpublic Stock were issued by the Company without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

7.

On April 15, 2004, the Company issued 227,938 shares of Interpublic Stock and paid $3.67 million to the three former shareholders of a company that was acquired in the fourth quarter of 1999. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of approximately $3.67 million as of the date of issuance.

The shares of Interpublic Stock were issued by the Company without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of the acquired company's former shareholders. The former shareholders had access to all the documents filed by the Company with the SEC, including the Company's (i) Annual Report on Form 10-K for the year ended 2003, (ii) Current Reports on Form 8-K for 2004, and (iii) Proxy Statement for the 2003 Annual Meeting of Shareholders.

8.

On April 27, 2004, the Company issued 30,384 shares of Interpublic Stock and on April 30, 2004 paid $458,150 in cash to the three former shareholders of a company which was acquired in the first quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $459,760 as of the date of issuance.

The shares of Interpublic Stock were issued by the Company without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

9.

On April 27, 2004, the Company issued 140,906 shares of Interpublic Stock to one former shareholder of a company that was acquired by the Company in the fourth quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $2,261,540 as of the date of issuance.

The shares of Interpublic Stock were issued by the Company without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

10.

On May 17, 2004, the Company issued 118,520 shares of Interpublic Stock and on May 18, 2004 paid $5,614,037.44 in cash to the twelve former shareholders of four related companies which were acquired in the third quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $1,971,209.90 as of the date of issuance.

The shares of Interpublic Stock were issued by the Company without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

11.

On May 19, 2004 and May 28, 2004, the Company issued 47,646 and 2,990 shares, respectively, of Interpublic Stock, and on May 28, 2004, June 10, 2004 and June 25, 2004 paid $1,075,726.85, $63,865.16 and $195,498.37, respectively, in cash to the two former shareholders of a company which was acquired in the fourth quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $792,449.59 and $49,730.16, respectively, as of the dates of issuance.

The shares of Interpublic Stock were issued by the Company without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

12.

On June 15, 2004, a subsidiary of the Company acquired 14.5% of the shares of a foreign company and paid a deferred payment of purchase price with respect to the prior acquisition of 71% of the shares of such company, which were acquired in the second quarter of 1999. The aggregate consideration for the foregoing transactions was $1,210,000 in cash and 36,138 shares of Interpublic Stock, issued to one shareholder of such foreign company. The shares of Interpublic Stock had a market value of $516,000 as of the date of issuance.

The shares of Interpublic Stock were issued by the Company without registration in an "offshore transaction" and solely to "non-U.S. persons" in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

13.

On June 3, 2004 the Company issued 2,600 shares of Interpublic Stock and paid $1,304,954 in Loan Notes, and on June 18, 2004 the Company issued 23,402 shares of Interpublic Stock to the two former shareholders of a foreign company acquired by the Company in the third quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had an aggregate value of $424,256 on the dates of issuance.

The shares of Interpublic Stock were issued by the Company without registration in an "offshore transaction" and solely to non-U.S. persons in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

          (e)  The following table provides information regarding the Company's purchases of its equity securities during the period from April 1, 2004 to June 30, 2004:
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 - 30	55,430 shares	$15.46	-	-
May 1 - 31	125,547 shares	$14.37	-	-
June 1 - 30	21,791 shares	$14.24	-	-

Total(1)	202,768 shares	$14.66	-	-

(1)  Consists of restricted shares of Interpublic's common stock withheld under the terms of grants under employee stock compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the second quarter of 2004 (the "Withheld Shares").

(2)  The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month, by the aggregate number of shares of Common Stock withheld each month.

Item 4.  Submission of Matters to a Vote of Securities Holders
(a)	This item is answered in respect of the Annual Meeting of Stockholders held on May 18, 2004 (the "Annual Meeting").

(b)

No response is required to Paragraph (b) because (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; (ii) there was no solicitation in opposition to Management's nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)	At the Annual Meeting, the following number of shares were cast with respect to each matter voted upon:

Proposal to approve Management's nominees for director as follows:

			BROKER
NOMINEE	FOR	WITHHELD	NONVOTES
David A. Bell	336,272,457	6,888,770	0
Frank J. Borelli	336,312,430	6,848,797	0
Reginald K. Brack	323,416,418	19,744,809	0
Jill M. Considine	336,613,446	6,547,781	0
Christopher J. Coughlin	324,828,233	18,332,994	0
John J. Dooner, Jr.	334,295,311	8,865,916	0
Richard A. Goldstein	336,617,992	6,543,235	0
H. John Greeniaus	323,411,034	19,750,193	0
Michael I. Roth	323,348,169	19,813,058	0
J. Phillip Samper	240,093,732	103,067,495	0

Proposal to approve The Interpublic Group of Companies, Inc. 2004 Performance Incentive Plan.

			BROKER
FOR	AGAINST	ABSTAIN	NONVOTES
259,745,923	43,927,715	3,298,443	36,189,146

Proposal to approve the Interpublic Non-Management Directors' Stock Incentive Plan.

			BROKER
FOR	AGAINST	ABSTAIN	NONVOTES
274,723,965	28,901,289	3,345,827	36,190,146

Proposal to approve confirmation of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2004.

			BROKER
FOR	AGAINST	ABSTAIN	NONVOTES
333,550,221	7,476,038	2,134,968	0

Approval of shareholder proposal on adoption of MacBride Principles for Northern Ireland Subsidiaries.

			BROKER
FOR	AGAINST	ABSTAIN	NONVOTES
31,248,704	249,275,943	26,447,133	36,189,447

Item 6.  Exhibits and Reports on Form 8-K

(a)	EXHIBITS

EXHIBIT NO.	DESCRIPTION

10(i)(A)

364-Day Credit Agreement, dated as of May 10, 2004, among The Interpublic Group of Companies, Inc. ("Interpublic"), the Initial Lenders Named Therein and Citibank, N.A., as Administrative Agent ("Citibank") is incorporated by reference to Exhibit 10.1 to Interpublic's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "SEC") on May 12, 2004.

10(i)(B)

3-Year Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders, Initial Issuing Banks and Swing Line Bank, Named Therein and Citibank is incorporated by reference to Exhibit 10.2 to Interpublic's Current Report on Form 8-K, filed with the SEC on May 12, 2004.

10(iii)(A)(1)

The Interpublic Group of Companies, Inc. 2004 Performance Incentive Plan is incorporated by reference to Appendix B to Interpublic's Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004 (the "Proxy Statement").

10(iii)(A)(2)	The Interpublic Non-Management Directors' Stock Incentive Plan is incorporated by reference to Appendix C to Interpublic's Proxy Statement.

10(iii)(A)(3)	Supplemental Agreement, made as of June 15, 2004, to an Employment Agreement, made as of February 21, 2000, by and between Interpublic and Albert Conte.

10(iii)(A)(4)	The Interpublic Capital Accumulation Plan Participation Agreement, effective June 15, 2004, by and between Interpublic and Albert Conte.

10(iii)(A)(5)	Executive Special Benefit Agreement, made as of January 1, 2002 and executed as of June 26, 2004, by and between Interpublic and Albert Conte.

10(iii)(A)(6)	Employment Agreement, made as of May, 2004, by and between Interpublic and Nicholas Cyprus.

10(iii)(A)(7)	Executive Severance Agreement, dated May 24, 2004, by and between Interpublic and Nicholas Cyprus.

10(iii)(A)(8)	The Interpublic Capital Accumulation Plan Participation Agreement, effective May 15, 2004, by and between Interpublic and Nicholas Cyprus.

10(iii)(A)(9)	Employment Agreement, made as of July 13, 2004, by and between Interpublic and Michael I. Roth.

10(iii)(A)(10)	Executive Severance Agreement, dated July 13, 2004 and executed as of July 27, 2004, by and between Interpublic and Michael I. Roth.

10(iii)(A)(11)	Employment Agreement, made as of July 6, 2004, by and between Interpublic and Timothy A. Sompolski.

10(iii)(A)(12)	Executive Severance Agreement, dated July 6, 2004, by and between Interpublic and Timothy A. Sompolski.

10(iii)(A)(13)	The Interpublic Capital Accumulation Plan Participation Agreement, effective as of July 6, 2004, between Interpublic and Timothy A. Sompolski.

10(iii)(A)(14)	Supplemental Agreement, made as of June 30, 2004, to an Employment Agreement, made as of October 1, 2003, by and between Interpublic and Robert Thompson.

31.1	Certification, dated as of August 9, 2004 and executed by David A. Bell, under Section 302 of the Sarbanes-Oxley Act of 2002 ("S-Ox").

31.2	Certification, dated as of August 9, 2004 and executed by Robert G. Thompson, under Section 302 of S-Ox.

32	Certification, dated as of August 9, 2004 and executed by David A. Bell and Robert G. Thompson, furnished pursuant to Section 906 of S-Ox.

(b)	REPORTS ON FORM 8-K

The following Reports on Form 8-K were filed during the quarter ended June 30, 2004:

1)	Report, filed April 20, 2004. Item 5 Other Events and Regulation FD Disclosure and Item 7 Financial Statements and Exhibits. Exhibit 99.1.

2)	Report, filed May 7, 2004. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits and Item 12 Results of Operations and Financial Condition. Exhibit 99.1.

3)	Report, filed May 7, 2004. Item 7 Financial Statements and Exhibits and Item 12 Results of Operations and Financial Condition. Exhibit 99.1.

4)	Report, filed May 12, 2004. Item 5 Other Events and Regulation FD Disclosure and Item 7 Financial Statements and Exhibits. Exhibits 10.1, 10.2 and 99.1.

5)

Report, filed May 26, 2004. Item 5 Other Events and Regulation FD Disclosure, Item 7 Financial Statements and Exhibits. Exhibits 23.1 and 99.1 (Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for the period ended December 31, 2003 and Item 8 Consolidated Statement of Operations for the period ended December 31, 2003, Consolidated Balance Sheet as of December 31, 2003, Consolidated Statement of Cash Flows for the period ended December 31, 2003, Consolidated Statement of Stockholders' Equity and Comprehensive Income for the period ended December 31, 2003 and Notes thereto and Results by Quarter (unaudited) for 2003 and 2002, respectively.)

6)	Report, filed June 29, 2004. Item 5 Other Events and Regulation FD Disclosure and Item 7 Financial Statements and Exhibits. Exhibit 99.1

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

Date: August 9, 2004	By /s/ David A. Bell
David A. Bell
Chief Executive Officer and President

Date: August 9, 2004	By /s/ Robert G. Thompson
Robert G. Thompson
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS
EXHIBIT NO.	DESCRIPTION

10(i)(A)

364-Day Credit Agreement, dated as of May 10, 2004, among The Interpublic Group of Companies, Inc. ("Interpublic"), the Initial Lenders Named Therein and Citibank, N.A., as Administrative Agent ("Citibank") is incorporated by reference to Exhibit 10.1 to Interpublic's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "SEC") on May 12, 2004.

10(i)(B)

3-Year Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders, Initial Issuing Banks and Swing Line Bank, Named Therein and Citibank is incorporated by reference to Exhibit 10.2 to Interpublic's Current Report on Form 8-K, filed with the SEC on May 12, 2004.

10(iii)(A)(1)

The Interpublic Group of Companies, Inc. 2004 Performance Incentive Plan is incorporated by reference to Appendix B to Interpublic's Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004 (the "Proxy Statement").

10(iii)(A)(2)	The Interpublic Non-Management Directors' Stock Incentive Plan is incorporated by reference to Appendix C to Interpublic's Proxy Statement.

10(iii)(A)(3)	Supplemental Agreement, made as of June 15, 2004, to an Employment Agreement, made as of February 21, 2000, by and between Interpublic and Albert Conte.

10(iii)(A)(4)	The Interpublic Capital Accumulation Plan Participation Agreement, effective June 15, 2004, by and between Interpublic and Albert Conte.

10(iii)(A)(5)	Executive Special Benefit Agreement, made as of January 1, 2002 and executed as of June 26, 2004, by and between Interpublic and Albert Conte.

10(iii)(A)(6)	Employment Agreement, made as of May 24, 2004, by and between Interpublic and Nicholas Cyprus.

10(iii)(A)(7)	Executive Severance Agreement, dated May 24, 2004, by and between Interpublic and Nicholas Cyprus.

10(iii)(A)(8)	The Interpublic Capital Accumulation Plan Participation Agreement, effective May 15, 2004, by and between Interpublic and Nicholas Cyprus.

10(iii)(A)(9)	Employment Agreement, made as of July 13, 2004, by and between Interpublic and Michael I. Roth.

10(iii)(A)(10)	Executive Severance Agreement, dated July 13, 2004 and executed as of July 27, 2004, by and between Interpublic and Michael I. Roth.

10(iii)(A)(11)	Employment Agreement, made as of July 6, 2004, by and between Interpublic and Timothy A. Sompolski.

10(iii)(A)(12)	Executive Severance Agreement, dated July 6, 2004, by and between Interpublic and Timothy A. Sompolski.

10(iii)(A)(13)	The Interpublic Capital Accumulation Plan Participation Agreement, effective as of July 6, 2004, between Interpublic and Timothy A. Sompolski.

10(iii)(A)(14)	Supplemental Agreement, made as of June 30, 2004, to an Employment Agreement, made as of October 1, 2003, by and between Interpublic and Robert Thompson.

31.1	Certification, dated as of August 9, 2004 and executed by David A. Bell, under Section 302 of the Sarbanes-Oxley Act of 2002 ("S-Ox").

31.2	Certification, dated as of August 9, 2004 and executed by Robert G. Thompson, under Section 302 of S-Ox.

32	Certification, dated as of August 9, 2004 and executed by David A. Bell and Robert G. Thompson, furnished pursuant to Section 906 of S-Ox.