Form 10-Q
period 2004-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2004-11-09
CIK 51644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-6686

THE INTERPUBLIC GROUP OF COMPANIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-1024020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1114 Avenue of the Americas New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(212) 704-1200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock outstanding at October 29, 2004: 422,889,703 shares.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	2004	2003

REVENUE	$1,508.8	$1,418.9

OPERATING EXPENSES:
Salaries and related expenses	924.8	810.9
Office and general expenses	519.5	508.4
Restructuring charges	1.0	48.0
Long-lived asset impairments	450.1	222.7
Motorsports contract termination costs	33.6	—

Total operating expenses	1,929.0	1,590.0

OPERATING LOSS	(420.2)	(171.1)

OTHER INCOME (EXPENSE):
Interest expense	(39.8)	(43.5)
Debt prepayment penalty	—	(24.8)
Interest income	11.1	9.5
Other income (expense)	(0.7)	1.2
Investment impairments	(33.8)	(29.7)
Litigation charges	—	(127.6)

Total other expense	(63.2)	(214.9)

LOSS BEFORE INCOME TAXES	(483.4)	(386.0)

Income tax provision	98.6	19.5

LOSS OF CONSOLIDATED COMPANIES	(582.0)	(405.5)

Income applicable to minority interests	(5.1)	(10.4)
Equity in net income (loss) of unconsolidated affiliates	2.2	(0.3)

LOSS FROM CONTINUING OPERATIONS	(584.9)	(416.2)

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAX)	6.5	89.1

NET LOSS	(578.4)	(327.1)

Dividends on preferred stock	5.0	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(583.4)	$(327.1)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(1.42)	$(1.08)
Discontinued operations	0.02	0.23
Total	$(1.40)	$(0.85)

Diluted:
Continuing operations	$(1.42)	$(1.08)
Discontinued operations	0.02	0.23
Total	$(1.40)	$(0.85)

Weighted average common shares:
Basic	415.4	385.8
Diluted	415.4	385.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	2004	2003

REVENUE	$4,448.0	$4,234.0

OPERATING EXPENSES:
Salaries and related expenses	2,692.6	2,544.0
Office and general expenses	1,489.6	1,401.2
Restructuring charges	65.6	142.4
Long-lived asset impairments	458.7	244.8
Motorsports contract termination costs	113.6	—

Total operating expenses	4,820.1	4,332.4

OPERATING LOSS	(372.1)	(98.4)

OTHER INCOME (EXPENSE):
Interest expense	(117.3)	(128.4)
Debt prepayment penalty	—	(24.8)
Interest income	31.2	27.6
Other income	2.7	1.3
Investment impairments	(37.0)	(42.2)
Litigation charges	—	(127.6)

Total other expense	(120.4)	(294.1)

LOSS BEFORE INCOME TAXES	(492.5)	(392.5)

Income tax provision	105.2	36.3

LOSS OF CONSOLIDATED COMPANIES	(597.7)	(428.8)

Income applicable to minority interests	(13.1)	(19.4)
Equity in net income (loss) of unconsolidated affiliates	3.6	(2.2)

LOSS FROM CONTINUING OPERATIONS	(607.2)	(450.4)

INCOME FROM DISCONTINUED OPERATIONS (NET OF TAX)	6.5	101.2

NET LOSS	(600.7)	(349.2)

Dividends on preferred stock	14.8	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(615.5)	$(349.2)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(1.50)	$(1.17)
Discontinued operations	0.02	0.26
Total	$(1.49)*	$(0.91)

Diluted:
Continuing operations	$(1.50)	$(1.17)
Discontinued operations	0.02	0.26
Total	$(1.49)*	$(0.91)

Weighted average common shares:
Basic	414.4	384.0
Diluted	414.4	384.0

* Does not total due to rounding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Amounts in Millions, Except Per Share Amounts)

ASSETS

(Unaudited)

	September 30, 2004	December 31, 2003
CURRENT ASSETS:
Cash and cash equivalents	$1,438.5	$2,005.7
Accounts receivable (net of allowance for doubtful accounts: 2004-$140.6; 2003-$133.4)	4,578.7	4,632.4
Expenditures billable to clients	315.2	242.1
Deferred income taxes	201.4	201.7
Prepaid expenses and other current assets	203.4	267.8

Total current assets	6,737.2	7,349.7

FIXED ASSETS, AT COST:
Land and buildings	104.3	108.1
Furniture and equipment	1,016.5	1,024.9
Leasehold improvements	490.3	516.0
	1,611.1	1,649.0
Less: accumulated depreciation	(964.8)	(991.9)

Total fixed assets	646.3	657.1

OTHER ASSETS:
Investments	183.8	248.6
Deferred income taxes	325.7	344.5
Other assets	273.0	282.0
Goodwill	2,998.7	3,310.6
Other intangible assets (net of accumulated amortization: 2004-$25.3; 2003-$27.2)	37.6	42.0

Total other assets	3,818.8	4,227.7

TOTAL ASSETS	$11,202.3	$12,234.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Amounts in Millions, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Unaudited)

	September 30, 2004	December 31, 2003
CURRENT LIABILITIES:
Accounts payable	$5,247.3	$5,299.2
Accrued expenses	849.4	1,042.7
Loans payable	74.5	38.5
Convertible subordinated notes	—	244.1

Total current liabilities	6,171.2	6,624.5

NON-CURRENT LIABILITIES:
Long-term debt	1,044.4	1,054.2
Convertible subordinated notes	344.5	337.5
Convertible senior notes	800.0	800.0
Deferred compensation	460.0	488.3
Accrued postretirement benefits	52.8	51.5
Other non-current liabilities	272.2	202.6
Minority interests in consolidated subsidiaries	55.4	70.0

Total non-current liabilities	3,029.3	3,004.1

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value,
shares authorized: 20.0, shares issued: 2004 -7.5; 2003 - 7.5	373.7	373.7
Common stock, $0.10 par value, shares authorized: 800.0, shares issued: 2004 - 422.8; 2003 - 418.4	42.3	41.8
Additional paid-in capital	2,131.0	2,075.1
Retained earnings (deficit)	(209.2)	406.3
Accumulated other comprehensive loss, net of tax	(243.6)	(215.1)
Treasury stock, at cost: 2004 - 0.4 shares; 2003 - 0.3 shares	(14.0)	(11.3)
Unamortized deferred compensation	(78.4)	(64.6)

Total stockholders’ equity	2,001.8	2,605.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,202.3	$12,234.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions)
(Unaudited)

	2004	2003

Net Loss	$(578.4)	$(327.1)

Foreign Currency Translation Adjustments	14.4	11.3

Adjustment for Minimum Pension Liability
Adjustment for minimum pension liability	—	3.2
Tax benefit	—	—

Adjustment for Minimum Pension Liability	—	3.2

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains arising in the current period	—	14.5
Tax expense	—	(6.0)
Unrealized holding losses arising in the current period	(1.1)	—
Tax benefit	0.5	—
Reclassification of unrealized loss to net loss	—	—
Tax benefit	—	—

Unrealized Holding Gains (Losses) on Securities	(0.6)	8.5

Comprehensive Loss	$(564.6)	$(304.1)

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30,
(Amounts in Millions)
(Unaudited)

	2004	2003

Net Loss	$(600.7)	$(349.2)

Foreign Currency Translation Adjustments	(28.2)	88.0

Adjustment for Minimum Pension Liability
Adjustment for minimum pension liability	(3.7)	—
Tax benefit	1.5	—

Adjustment for Minimum Pension Liability	(2.2)	—

Unrealized Holding Gains (Losses) on Securities
Unrealized holding gains arising in the current period	1.6	19.8
Tax expense	(0.6)	(8.2)
Unrealized holding losses arising in the current period	(1.8)	(0.8)
Tax benefit	0.8	0.3
Reclassification of unrealized loss to net loss	3.2	—
Tax benefit	(1.3)	—

Unrealized Holding Gains (Losses) on Securities	1.9	11.1

Comprehensive Loss	$(629.2)	$(250.1)

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,

(Amounts in Millions)

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss from continuing operations	$(607.2)	$(450.4)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	129.9	147.5
Amortization of restricted stock awards and bond discounts	43.6	56.7
Deferred income tax (benefit) provision	21.8	(106.2)
Undistributed equity (earnings) losses	(3.6)	2.2
Income applicable to minority interests	13.2	19.4
Restructuring charges - non-cash	6.7	6.2
Long-lived asset impairments	458.7	244.8
Investment impairments	37.0	42.2
Litigation charges	—	127.6
Other	(2.5)	15.8
Change in assets and liabilities, net of acquisitions:
Accounts receivable	36.1	305.9
Expenditures billable to clients	(72.8)	(72.6)
Prepaid expenses and other current assets	39.3	(38.2)
Accounts payable and accrued expenses	(248.4)	(420.2)
Other non-current assets and liabilities	21.9	(34.7)

Net cash used in operating activities from continuing operations	(126.3)	(154.0)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions, including deferred payments, net of cash acquired	(143.8)	(194.0)
Capital expenditures	(119.3)	(94.2)
Proceeds from sales of businesses and fixed assets	28.2	17.4
Proceeds from sales of investments	22.9	25.2
Purchases of investments	(15.8)	(30.9)
Maturities of short-term marketable securities	56.8	26.3
Purchases of short-term marketable securities	(39.9)	(34.3)
Proceeds from sales of discontinued operations, net of cash sold	10.0	376.7

Net cash (used in) provided by investing activities from continuing operations	(200.9)	92.2

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Increase (decrease) in short-term bank borrowings	34.5	(243.4)
Payments of Convertible Subordinated Notes	(244.1)	—
Payments of zero-coupon Convertible Senior Notes	—	(580.0)
Proceeds from 4.5% Convertible Senior Notes	—	800.0
Proceeds from long-term debt	1.0	0.8
Payments of long-term debt	(1.0)	(163.4)
Debt issuance costs	(2.3)	(27.5)
Preferred stock dividends	(14.8)	—
Common stock transactions	1.5	3.1
Distributions to minority interests	(17.3)	(12.5)
Contributions from minority interests	6.8	0.5

Net cash used in financing activities from continuing operations	(235.7)	(222.4)

Effect of exchange rates on cash and cash equivalents	(4.3)	60.1
Net cash used in discontinued operations	—	(13.4)

Decrease in cash and cash equivalents	(567.2)	(237.5)

Cash and cash equivalents at beginning of year	2,005.7	933.0

Cash and cash equivalents at end of period	$1,438.5	$695.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Basis of Presentation

In the opinion of management, the financial statements included herein contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Interpublic Group of Companies, Inc.’s (the “Company” or “Interpublic”) December 31, 2003 Annual Report to Shareholders filed on Form 10-K as later amended and replaced by the Company in its Current Report on Form 8-K dated May 26, 2004 (the “2003 Form 10-K”). The operating results for the first nine months of the year are not necessarily indicative of the results for the full year or other interim periods.

Certain prior-year amounts have been reclassified to conform to current-year presentation.

On July 10, 2003, the Company completed the sale of its NFO WorldGroup (“NFO”) research unit to Taylor Nelson Sofres PLC (“TNS”). The results of NFO are classified as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, the results of operations and cash flows of NFO have been removed from the Company’s results of continuing operations and cash flows for all periods presented.

Note 2:  Earnings (Loss) Per Share

The following sets forth the computation of earnings (loss) per common share:

(Amounts in Millions, Except Per Share Amounts)	Three Months Ended September 30,
Basic and diluted (a)	2004	2003

Loss from continuing operations	$(584.9)	$(416.2)
Income from discontinued operations (net of tax)	6.5	89.1
Net loss	(578.4)	(327.1)
Less: preferred stock dividends	5.0	—
Net loss applicable to common stockholders	$(583.4)	$(327.1)

Weighted average number of common shares outstanding	415.4	385.8

Loss per common share from continuing operations	$(1.42)	$(1.08)
Earnings per common share from discontinued operations	0.02	0.23
Net loss per common share - basic and diluted	$(1.40)	$(0.85)

(Amounts in Millions, Except Per Share Amounts)	Nine Months Ended September 30,
Basic and diluted (a)	2004	2003

Loss from continuing operations	$(607.2)	$(450.4)
Income from discontinued operations (net of tax)	6.5	101.2
Net loss	(600.7)	(349.2)
Less: preferred stock dividends	14.8	—
Net loss applicable to common stockholders	$(615.5)	$(349.2)

Weighted average number of common shares outstanding	414.4	384.0

Loss per common share from continuing operations	$(1.50)	$(1.17)
Earnings per common share from discontinued operations	0.02	0.26
Net loss per common share - basic and diluted	$(1.49)*	$(0.91)

* Does not total due to rounding.

In March 2004, EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, was issued to clarify the definition of a participating security and to require the use of the two-class method for computing basic earnings per share for those companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. The Company adopted the provisions of this pronouncement during the quarter ended June 30, 2004. The adoption of this pronouncement had no impact on the calculation of EPS for any period presented due to the fact that the holders of the relevant securities do not participate in the Company’s net losses.

(a)          The computation of diluted EPS for all periods presented in 2004 excludes the weighted average number of incremental shares issuable in connection with the exercise of stock options and restricted stock, the assumed conversion of the 4.5%, 1.87% and 1.80% Convertible Notes and the assumed conversion of the Series A Mandatory Convertible Preferred Stock, because they were anti-dilutive. The computation of diluted EPS for all periods presented in 2003 excludes the assumed conversion of the 1.80% and 1.87% Convertible Subordinated Notes, and the incremental shares issuable in connection with the exercise of stock options and restricted stock because they were anti-dilutive. On January 20, 2004, the Company exercised its right to redeem all of the 1.80% Convertible Subordinated Notes.

The assumed exercise of stock options, the assumed vesting of restricted stock and the conversion of Convertible Subordinated Notes and the Series A Mandatory Convertible Preferred Stock would have added the following diluted shares outstanding had they been dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in Millions)	2004	2003	2004	2003

Stock Options and Restricted Stock	3.1	4.2	4.2	4.2
Convertible Notes	6.4	18.7	39.9	14.9
Series A Mandatory Convertible Preferred Stock	27.7	—	25.8	—
Total	37.2	22.9	69.9	19.1

Note 3:  Stock - Based Compensation Plans

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

If compensation cost for the Company’s stock option plans and its Employee Stock Purchase Plan (“ESPP”) had been determined based on the fair value at the grant dates as defined by SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, the Company’s pro forma loss from continuing operations available to common stockholders and loss per common share from continuing operations would have been as follows:

	Three Months Ended September 30,
(Amounts in Millions, Except Per Share Amounts)	2004	2003

Loss from continuing operations, as reported	$(584.9)	$(416.2)
Less: preferred stock dividends	5.0	—
Loss from continuing operations applicable to common stockholders	(589.9)	(416.2)
Add back:
Stock-based employee compensation expense included in reported net income, net of tax	7.2	5.5
Deduct:
Total fair value of stock-based employee compensation expense, net of tax	(14.8)	(14.0)
Pro forma loss from continuing operations applicable to common stockholders	$(597.5)	$(424.7)

	Three Months Ended September 30,
(Amounts in Millions, Except Per Share Amounts)	2004	2003
Loss Per Common Share From Continuing Operations
Basic loss per share
As reported	$(1.42)	$(1.08)
Pro forma	$(1.44)	$(1.10)

Diluted loss per share
As reported	$(1.42)	$(1.08)
Pro forma	$(1.44)	$(1.10)

For purposes of this pro forma information, the fair value of shares under the ESPP was based on the 15% discount received by employees. The weighted-average fair value (discount) on the date of purchase for stock purchased under this plan was $1.70 and $2.14 for the three months ended September 30, 2004 and 2003, respectively.

The weighted-average fair value of options granted during the three months ended September 30, 2004 and 2003 was $6.20 and $6.30, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2004	2003

Expected option lives	6 years	6 years

Risk free interest rate	3.98%	3.06%

Expected volatility	44.68%	44.72%

Dividend yield	—	—

	Nine Months Ended September 30,
(Amounts in Millions, Except Per Share Amounts)	2004	2003

Loss from continuing operations, as reported	$(607.2)	$(450.4)
Less: preferred stock dividends	14.8	—
Loss from continuing operations applicable to common stockholders	(622.0)	(450.4)
Add back:
Stock-based employee compensation expense included in reported net income, net of tax	18.1	16.9
Deduct:
Total fair value of stock-based employee compensation expense, net of tax	(41.4)	(44.3)
Pro forma loss from continuing operations applicable to common stockholders	$(645.3)	$(477.8)

Loss Per Common Share From Continuing Operations
Basic loss per share
As reported	$(1.50)	$(1.17)
Pro forma	$(1.56)	$(1.24)
Diluted loss per share
As reported	$(1.50)	$(1.17)
Pro forma	$(1.56)	$(1.24)

For purposes of this pro forma information, the fair value of shares under the ESPP was based on the 15% discount received by employees. The weighted-average fair value (discount) on the date of purchase for stock purchased under this plan was $2.09 and $1.80 for the nine months ended September 30, 2004 and 2003, respectively.

The weighted-average fair value of options granted during the nine months ended September 30, 2004 and 2003 was $6.97 and $4.83, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2004	2003

Expected option lives	6 years	6 years

Risk free interest rate	4.06%	3.30%

Expected volatility	44.68%	43.78%

Dividend yield	—	—

Note 4:  Restructuring Charges

During the three and nine months ended September 30, 2004, the Company recorded restructuring charges of $1.0 million and $65.6 million, respectively, as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

2003 Program	$0.7	$71.5
2001 Program	0.3	(5.9)
	$1.0	$65.6

2003 Program

During the second quarter of 2003, the Company announced that it would undertake restructuring initiatives in response to softness in demand for advertising and marketing services.

During the three and nine month periods ended September 30, 2004, the Company recorded net restructuring charges of $0.7 million and $71.5 million, respectively, in connection with the 2003 restructuring program, as discussed below. The net restructuring charge for the 2003 program is composed of severance costs and real estate related charges, primarily lease termination costs. Charges related to leases are recorded at net present value and are net of estimated sublease income amounts. The discount relating to lease charges is being amortized over the expected remaining term of the related lease. As of September 30, 2004, the accrual for lease charges has been discounted by $4.4 million.

A summary of the 2003 program on a life-to-date basis is as follows:

(Dollars in Millions)	For the Year Ended December 31, 2003	Nine Months Ended September 30, 2004	Total Program Through September 30, 2004

Severance and termination costs	$126.2	$19.7	$145.9
Lease terminations and other exit costs	37.0	51.8	88.8
Total	$163.2	$71.5	$234.7

Headcount reductions	2,900	400	3,300

The severance and termination costs recorded to date relate to all employee levels and functions across the Company. Approximately 30% of the charge relates to severance in the US, 20% to severance in the UK, 15% to severance in France with the remainder largely relating to the rest of Europe, Asia and Latin America.

Lease termination costs, net of estimated sublease income, relate to the offices that have been vacated as part of the restructuring program. Ninety-seven offices have already been vacated. The cash portion of the charge will be paid out over a period of several years. The majority of the ninety-seven offices vacated are located in the US, with approximately one-third in overseas markets, principally in Europe.

In addition, charges of $0.6 million and $10.9 million have been incurred in the three and nine month periods ended September 30, 2004, respectively, related to acceleration of amortization of leasehold improvements on premises included in the 2003 program. The charge related to such amortization is included in office and general expenses in the accompanying Consolidated Statement of Operations. Charges of $9.1 million were incurred in the three months ended September 30, 2003 related to the acceleration of amortization of leasehold improvements on premises included in the 2003 program.

A summary of the liability for restructuring charges that relates to the 2003 program is as follows:

(Dollars in Millions)	Liability at December 31, 2003	Reclassifications(1)	Charges	Non-Cash Items (2)	Cash Payments	Foreign Currency Adjustment	Liability at September 30, 2004
Severance and termination costs	$37.7	$1.6	$19.7	$—	$(47.9)	$0.7	$11.8
Lease terminations and other exit costs	24.1	13.0	51.8	(6.7)	(20.6)	1.0	62.6
Total	$61.8	$14.6	$71.5	$(6.7)	$(68.5)	$1.7	$74.4

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

During the three months ended September 30, 2004, the Company recorded restructuring charges of $0.3 million and for the nine months ended September 30, 2004, recorded net credits (related to changes in estimates in connection with the restructuring program) of $5.9 million.

A summary of the remaining liability for restructuring and other merger related costs regarding the 2001 restructuring plan is as follows:

(Dollars in Millions)	Liability at December 31, 2003	Reclassifications (1)	Charges (Credits)	Cash Payments	Liability at September 30, 2004
Severance and termination costs	$5.0	$5.8	$(5.1)	$(2.7)	$3.0
Lease terminations and other exit costs	73.9	(6.2)	(0.8)	(23.7)	43.2
Total	$78.9	$(0.4)	$(5.9)	$(26.4)	$46.2

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

Note 5:  Long-Lived Asset Impairments

The following tables set forth the components of long-lived asset impairments:

	Three Months Ended September 30,
(Dollars in Millions)	2004	2003

Goodwill:
The Partnership	$310.0	$—
CMG (excl. Jack Morton)	132.0	—
Howard Merrell	3.2	—
Octagon	—	221.0
Motorsports capital expenditures	0.4	1.7
Other – businesses sold or to be sold	4.5	—
Total long-lived asset impairments	$450.1	$222.7

	Nine Months Ended September 30,
(Dollars in Millions)	2004	2003

Goodwill:
The Partnership	$310.0	$—
CMG (excl. Jack Morton)	132.0	—
Howard Merrell	3.2	—
Octagon	—	221.0
Motorsports impairment	—	9.4
Motorsports capital expenditures	2.7	14.4
Other – businesses sold or to be sold	10.8	—
Total long-lived asset impairments	$458.7	$244.8

The Company performs its annual impairment test of goodwill as of September 30 each year. The Company also performs an impairment test of goodwill when certain trigger events occur such as the loss of major clients or other significant changes in the business environment. Impairment tests are performed in accordance with SFAS 142, Goodwill and Other Intangible Assets, which requires a two-step process. Step 1 requires a determination to be made of the fair value of each of the Company’s reporting units. The fair value is then compared to the book value of the reporting unit to determine if an impairment has occurred. If such an impairment has been deemed to have occurred, Step 2 is required to be performed.

Step 2 requires the Company to use a purchase price allocation methodology to assign the fair value of the reporting unit to all of the assets, including unrecognized intangibles, and liabilities of each of these reporting units respectively. The residual fair value after the purchase price allocation represents the implied fair value of the reporting unit goodwill. Any shortfall in the fair value as compared to the book value is recorded as an impairment charge to such book value of goodwill. The Company has not finalized Step 2 of its analysis but has concluded that goodwill impairments at The Partnership, CMG (excluding Jack Morton) and Howard Merrell are probable and has recorded impairment charges in the third quarter of 2004 based on estimates of the fair value of the goodwill of the reporting units. The Company is currently finalizing the Step 2 valuation of the previously unrecognized identifiable intangibles and will revise the amount of the impairment charges, as required, in the fourth quarter of 2004.

As a result of the loss of a significant profitable customer, the Company completed an interim impairment test for The Partnership reporting unit at June 30, 2004 which indicated no impairment. However, since that valuation, management prepared revised long-term projections that showed additional, unanticipated, declines in EBITDA due to a further erosion of the business. Together with declining industry valuation metrics, the EBITDA projections caused the valuation of The Partnership to be less than its book value.

The fair value of all the Company’s reporting units was adversely affected by IPG’s overall decline in valuation and by falling revenue and EBITDA multiples used in the underlying valuations. The impact of these lower multiples has caused the fair value of the CMG (excluding Jack Morton) reporting unit and Howard Merrell to be less than their respective book values.

During the nine months ended September 30, 2003, the Company recorded charges of $221.0 million related to the impairment of goodwill at Octagon Worldwide. In addition, $9.4 million was recorded to reflect the impairment of long-lived assets at the Company’s Motorsports business.

Motorsports capital expenditure impairments relate to current capital expenditure outlays that the Company is contractually required to spend to upgrade and maintain certain of its existing Motorsports racing facilities, and are impaired as incurred.

Other long-lived asset impairments for the nine months ended September 30, 2004 include $4.0 million related to the impairment of goodwill of a US based business sold in the second quarter of 2004, $4.3 million related to a business in the UK that is in the process of being sold (recorded in the third quarter of 2004), and $2.3 million related to two US based businesses and $0.2 million related to a Mexican business, all three of which the Company is in negotiations to sell.

Note 6:  Investment Impairment

During the three and nine month periods ended September 30, 2004, the Company recorded investment impairment charges of $33.8 million and $37.0 million. The principal component of the charge was $31.0 million related to the impairment of the Company’s unconsolidated investment in a German advertising agency, Springer & Jacoby. Based on recent operating performance, it was determined that the decline in value was “other than temporary” and an impairment charge was recorded to reduce the investment to its fair value. Additionally, $2.8 million and $6.0 million during the three and nine month periods ended September 30, 2004, respectively, were recorded related to declines in value of certain investments that were determined to be “other than temporary”.

During the three and nine month periods ended September 30, 2003, the Company recorded investment impairment charges of $29.7 million and $42.2 million, respectively, relating primarily to international investments, whose decline in value had been determined to be “other than temporary”.

Note 7:  Recent Accounting Standards

In 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”), along with certain revisions, which addressed consolidation by business enterprises of variable interest entities (“VIEs”) either:  (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. This standard contained multiple effective dates based on the nature, as well as the creation date, of the VIE. The Company adopted the provisions of these interpretations effective December 31, 2003 and has consolidated certain entities meeting the definition of a VIE. Inclusion of these entities, which were included effective January 1, 2004, did not have a material impact on the Company’s financial position or results of operations. As discussed in Note 15, the Company has a variable interest in an entity of which it is the primary beneficiary. The Company has not consolidated this entity as it is unable to obtain the necessary information.

In January 2004, FASB Staff Position No. 106-1 (“FSP 106-1”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit that is actuarially equivalent to that specified under Medicare (Part D) to make a one-time election to defer accounting for the effects of the new legislation. The Company elected, at that time, to defer the accounting for the effects of this legislation until regulations governing actuarial equivalence were issued.

In May 2004, FASB Staff Position No. 106-2 (“FSP 106-2”) was issued which supersedes FSP 106-1 and provides guidance on accounting for the effects of the Medicare prescription legislation provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Company currently provides postretirement health care benefits to employees who were employed by the Company as of January 1, 1988 and life insurance benefits to employees who were employed by the Company as of December 1, 1961. For these employees, the prescription drug benefit provided would be considered to be actuarially equivalent to the benefit provided under the Act. The Company implemented the requirements of this pronouncement in the quarter beginning July 1, 2004. The implementation of FSP 106-2 did not have a material impact on the Company’s financial position or results of operations.

In September 2004, the EITF reached a consensus on the guidance provided by EITF 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share EPS (“EITF 04-8”). The guidance addresses when the dilutive effect of contingently convertible instruments (including debt securities) with a market price trigger should be included in diluted EPS. The Company is in the process of assessing the impact on its contingently convertible instruments and will implement the requirements of EITF 04-8 as required for the quarter and fiscal year ended December 31, 2004. The Company’s current expectation is that up to 65 million shares will be added to the Company’s share base for purposes of EPS calculations when dilutive.

Note 8:  Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	Pension Plans
	Domestic		Foreign
(Dollars in Millions)	2004	2003	2004	2003
For the Three Months Ended September 30:

Service cost	$—	$—	$3.0	$2.9
Interest cost	2.1	0.4	4.2	3.3
Expected return on plan assets	(2.2)	(0.3)	(2.8)	(2.1)
Amortization of unrecognized transition obligation	—	—	—	0.2
Amortization of net loss	1.4	0.2	1.2	1.1
Net periodic benefit cost	$1.3	$0.3	$5.6	$5.4

For the Nine Months Ended September 30:

Service cost	$—	$—	$9.1	$8.8
Interest cost	6.3	1.2	12.5	10.2
Expected return on plan assets	(6.6)	(0.9)	(8.4)	(6.4)
Amortization of unrecognized transition obligation	—	—	0.1	0.6
Amortization of net loss	4.2	0.6	3.6	3.3
Net periodic benefit cost	$3.9	$0.9	$16.9	$16.5

	Other Postretirement Benefits
	Domestic
(Dollars in Millions)	2004	2003
For the Three Months Ended September 30:

Service cost	$0.1	$0.2
Interest cost	1.0	0.8
Expected return on plan assets	—	—
Amortization of unrecognized transition obligation	—	—
Amortization of net loss	0.2	—
Net periodic benefit cost	$1.3	$1.0

For the Nine Months Ended September 30:

Service cost	$0.3	$0.6
Interest cost	3.0	2.4
Expected return on plan assets	—	—
Amortization of unrecognized transition obligation	0.1	—
Amortization of net loss	0.5	—
Net periodic benefit cost	$3.9	$3.0

The Company made a contribution of $30 million to its domestic pension plan in the first quarter of 2004. The Company has not contributed, and presently does not anticipate contributing, any additional funds to its domestic pension plan in 2004. The Company intends to contribute a total of $5.3 million to its domestic postretirement benefit plan in 2004. As of September 30, 2004, $4.0 million has already been contributed.

Note 9:  Segment Information

At September 30, 2004, the Company is organized into four global operating groups together with several stand-alone agencies. The four global operating groups are: a) McCann; b) FCB; c) The Partnership; and d) CMG. The stand-alone agencies include Initiative Media, Campbell-Ewald, Hill Holliday and Deutsch, which provide advertising and/or marketing communication services, and Octagon Worldwide (“OWW”) which provides marketing services. Each of the four groups and the stand-alone agencies has its own management structure and reports to senior management of the Company on the basis of this structure.

As of December 31, 2003, the Company had another global operating group, Interpublic Sports and Entertainment Group (“SEG”). SEG included OWW, Motorsports, Jack Morton Worldwide (“Jack Morton”) and certain other businesses. In the first quarter of 2004, Motorsports began to be reported as a separate reportable segment and Jack Morton was transferred into CMG. In transferring Jack Morton into CMG, the Company formalized the relationship among certain agencies, including Weber Shandwick Worldwide, Golin/Harris International, DeVries Public Relations, Marketing Corporation of America, FutureBrand and Jack Morton, which now comprise CMG. During the second quarter of 2004, SEG was disbanded and its component parts were either reallocated to one of the four global operating groups or became stand-alone agencies.

McCann, FCB, The Partnership, CMG and the stand-alone agencies (except OWW) share economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. The annual margins of each of the groups and the stand-alone agencies may vary due to global economic conditions, client spending and specific circumstances such as the Company’s restructuring activities. However, based on the respective future prospects of McCann, FCB, The Partnership, CMG and the stand-alone agencies (except OWW), the Company believes that the long-term average gross margin of each of these entities will converge over time and, given the similar economic characteristics of the operations, McCann, FCB, The Partnership, CMG and the stand-alone agencies (except OWW) have been aggregated into a reportable segment. OWW and Motorsports have different economic characteristics and margins than the rest of the Company and, accordingly, are reported as separate reportable segments in 2004.

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

Summary financial information concerning the Company’s reportable segments for the three and nine month periods ended September 30, 2004 and 2003 is as follows:

(Dollars in Millions)	IPG (Excl. OWW and Motorsports)	OWW	Motorsports	Consolidated Total
Three Months Ended September 30, 2004

Revenue	$1,435.1	$37.1	$36.6	$1,508.8
Operating loss	(385.5)	(1.4)	(33.3)	(420.2)
Depreciation and amortization of fixed assets	37.2	0.7	—	37.9
Capital expenditures	$39.4	$2.2	$0.4	$42.0

Three Months Ended September 30, 2003

Revenue	$1,338.5	$39.4	$41.0	$1,418.9
Operating income (loss)	77.1	(229.2)	(19.0)	(171.1)
Depreciation and amortization of fixed assets	49.7	0.9	0.9	51.5
Capital expenditures	$20.4	$0.5	$1.2	$22.1

(Dollars in Millions)	IPG (Excl. OWW and Motorsports)	OWW	Motorsports	Consolidated Total
Nine Months Ended September 30, 2004

Revenue	$4,285.5	$115.4	$47.1	$4,448.0
Operating income (loss)	(246.0)	1.8	(127.9)	(372.1)
Total assets	11,001.5	160.2	40.6	11,202.3
Goodwill	2,997.2	1.5	—	2,998.7
Depreciation and amortization of fixed assets	123.1	2.4	—	125.5
Capital expenditures	$106.6	$2.5	$2.7	$111.8

Nine Months Ended September 30, 2003

Revenue	$4,040.2	$125.4	$68.4	$4,234.0
Operating income (loss)	207.2	(244.2)	(61.4)	(98.4)
Total assets	10,962.0	171.4	138.7	11,272.1
Goodwill	3,241.1	—	—	3,241.1
Depreciation and amortization of fixed assets	133.1	2.6	2.7	138.4
Capital expenditures	$75.7	$0.9	$17.6	$94.2

A reconciliation of information between reportable segments and the Company’s consolidated pre-tax earnings for the three and nine month periods ended September 30, 2004 and 2003 is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	2004	2003
Total operating income (loss) for reportable segments	$(420.2)	$(171.1)	$(372.1)	$(98.4)
Interest expense	(39.8)	(43.5)	(117.3)	(128.4)
Debt prepayment penalty	—	(24.8)	—	(24.8)
Interest income	11.1	9.5	31.2	27.6
Other income	(0.7)	1.2	2.7	1.3
Investment impairments	(33.8)	(29.7)	(37.0)	(42.2)
Litigation charges	—	(127.6)	—	(127.6)
Loss before income taxes	$(483.4)	$(386.0)	$(492.5)	$(392.5)

Note 10:  Acquisitions, Deferred Payments and Dispositions

Acquisitions

During the nine months ended September 30, 2004, the Company completed one acquisition for $6.8 million in cash. During the same period in 2003, the Company completed two acquisitions for $4.0 million in cash.

Deferred Payments and Purchase of Additional Interests

Deferred payments (or “earn-outs”) generally tie the aggregate price ultimately paid for an acquisition to its performance and are recorded as an increase to goodwill and other intangibles. The amount of the payment is contingent upon the achievement of projected operating performance targets.

During the first nine months of 2004 and 2003, the Company made the following payments on acquisitions that closed in prior years:

	Nine Months Ended September 30,
	Deferred Payments		Purchase of Additional Interests
(Dollars in Millions)	2004	2003	2004	2003
Cash	$109.8	$126.2	$18.6	$45.2
Stock	14.6	45.7	1.4	4.6
Total	$124.4	$171.9	$20.0	$49.8

Other Payments

During the first nine months of 2004 and 2003, the Company made the following payments principally related to loan notes and guaranteed deferred payments that had been previously recognized as liabilities on the Company’s Consolidated Balance Sheet:

	Nine Months Ended September 30,
(Dollars in Millions)	2004	2003
Cash	$8.6	$19.1
Stock	—	0.1
Total	$8.6	$19.2

Dispositions

On January 12, 2004, the Company completed the sale of a business comprising the four motorsports circuits (including Brands Hatch, Oulton Park, Cadwell Park and Snetterton) (the “four owned circuits”), owned by its Brands Hatch subsidiaries, to MotorSport Vision Limited. The consideration for the sale was approximately 15 million Pounds Sterling (approximately $26 million). An additional contingent amount of up to 2 million Pounds Sterling (approximately $4 million) may be paid to the Company depending upon the future financial results of the operations sold. The Company recognized an impairment loss related to the four owned circuits of $38.0 million in the fourth quarter of 2003 and classified the relevant assets and liabilities as held for sale in the Consolidated Balance Sheet of the Company as of December 31, 2003. (See Note 12 for discussion of additional transactions related to Motorsports.)

On July 10, 2003, the Company completed the sale of NFO to TNS. The Company recognized a pre-tax gain of $99.1 million ($89.1 million net of tax) in the third quarter, after certain post closing adjustments. The results of NFO are classified as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, the results of operations and cash flows of NFO have been removed from the Company’s results of continuing operations and cash flows for all periods presented.

In addition to the gain discussed above, income from discontinued operations consists of the following:

(Dollars in Millions)	Nine Months Ended September 30, 2003
Pre-tax income from discontinued operations	$20.4
Tax expense	8.3
Income from discontinued operations	$12.1

The results of operations of NFO for the ten days ended July 10, 2003 were not material, and, accordingly, the Company accounted for the disposition as of June 30, 2003.

In July 2004, the Company received $10 million ($6.5 million net of tax) from TNS as a final payment with respect to the sale of NFO.

Note 11:  Debt and Certain Liquidity Matters

Upon the expiration of the Company’s existing 364-day revolving credit facility on May 10, 2004, the Company entered into a new 364-day revolving credit facility with a syndicate of banks on May 10, 2004 (as amended, the “364-Day Revolving Credit Facility”). The 364-Day Revolving Credit Facility provides for borrowings of up to $250.0 million. On May 10, 2004, the Company replaced its existing five-year revolving credit facility with a new three-year revolving credit facility (as amended, the “Three-Year Revolving Credit Facility” and, together with the 364-Day Revolving Credit Facility, the “Revolving Credit Facilities”). The Three-Year Revolving Credit Facility provides for a term of three years and for borrowings of up to $450.0 million, of which $200.0 million will be available to the Company for the issuance of Letters of Credit. The Company voluntarily reduced the aggregate commitment levels in the Revolving Credit Facilities as compared to the previous revolving credit facilities due to the availability of other sources of liquidity.

The 364-Day Revolving Credit Facility will expire on May 9, 2005. However, the Company will have the option to extend the maturity of amounts outstanding on the termination date under the 364-Day Revolving Credit Facility for a period of one year, if EBITDA, as defined in the agreements, for the four fiscal quarters most recently ended is at least $831.0 million.

The Revolving Credit Facilities may be used for general corporate purposes, including commercial paper backstop and acquisition financing. As of September 30, 2004, the Company did not have any borrowings under the 364-Day Revolving Credit Facility and utilized $156.1 million under the Three-Year Revolving Credit Facility for the issuance of letters of credit.

As with the previous facilities, the Revolving Credit Facilities bear interest at variable rates based on either LIBOR or a bank’s base rate, at the Company’s option. The interest rates on LIBOR loans and base rate loans under the Revolving Credit Facilities are affected by the facilities’ utilization levels and the Company’s credit ratings. Based on the Company’s current credit ratings, interest rates on loans under the 364-Day Revolving Credit Facility as of September 30, 2004 were calculated by adding 112.5 basis points to LIBOR or 20 basis points to the applicable bank base rate, and interest rates on loans under the Three-Year Revolving Credit Facility were calculated by adding 112.5 basis points to LIBOR or 25 basis points to the applicable bank base rate. At the Company’s current credit rating level, this represents a decrease from its previous 364-day revolving credit facility and five-year revolving credit facility of 62.5 and 62.5 basis points with respect to LIBOR, respectively, and a decrease of 5 and 5 basis points with respect to the base rate, respectively.

The Revolving Credit Facilities include financial covenants that set (i) maximum levels of debt for borrowed money as a function of EBITDA, (ii) minimum levels of EBITDA and (iii) minimum levels of EBITDA as a function of interest expense (in each case, as defined in those agreements).

Under the Revolving Credit Facilities, the following items are added back to net income in the calculation of EBITDA: (i) non-recurring restructuring charges in an amount not to exceed $275.0 million (up to $240.0 million of which may be cash charges) recorded in the financial statements of the Company and its Consolidated Subsidiaries for the fiscal quarter ended March 31, 2003 and each of the fiscal periods ending June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, and September 30, 2004; (ii) non-cash, non-recurring charges in an amount not to exceed $50.0 million taken with respect to the impairment of the remaining book value of the Company’s Motorsports business; (iii) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company’s Motorsports business; (iv) non-cash, non-recurring goodwill or investment impairment charges in an amount not to exceed $300.0 million taken in the fiscal periods ending September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004; (v) payments made by the Company not to exceed $135.0 million (up to $40.0 million of which may be in cash) relating to the settlement of certain litigation matters; (vi) $24.8 million in respect of the early repayment by the Company of all amounts outstanding under the Note Purchase Agreements with The Prudential Company of America, dated as of May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999, respectively, with respect to the fiscal quarter ended September 30, 2003; (vii) from and after such time as the Company adopts the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards No. 123 and Statement of Financial Accounting Standards No. 148, non-cash charges related to such adoption; (viii) cash payments made by the Company relating to the cash consideration paid by the Company not exceeding $160.0 million in connection with the liabilities and obligations of the Company’s Motorsports business; and (ix) non-cash, non-recurring long-lived asset or investment impairment charges in an amount not to exceed $500.0 million taken in the fiscal periods ending September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005, in each case determined in accordance with GAAP for such period minus gain realized by the Company upon the sale of NFO Worldwide, Inc. in accordance with GAAP. The add-back for long-lived asset or investment impairment charges as described in item (ix) above is permitted pursuant to an amendment to the Revolving Credit Facilities obtained on November 2, 2004 by the Company, effective as of September 29, 2004 as a result of the impairment charges recorded in the third quarter of 2004 (see Notes 5 and 6).

In determining the Company’s compliance with the financial covenants under the Revolving Credit Facilities as of September 30, 2004, the following charges for the four fiscal quarters most recently ended were added back in the calculation of EBITDA: (i) $119.9 million of restructuring charges ($96.6 million of which were cash charges), (ii) $38.0 million of non-cash charges with respect to the impairment of the remaining book value of the Company’s Motorsports business, (iii) $4.5 million of impairment charges taken with respect to capital expenditures of the Company’s Motorsports business, (iv) $49.3 million of goodwill, long-lived asset or investment impairment charges,

(v) $113.6 million in cash payments made by the Company in connection with the transfer of liabilities and obligations of the Company’s Motorsports business, (vi) $483.5 million non-cash, non-recurring long-lived asset or investment impairment charges and, (vii) less the $6.5 million gain realized by the Company upon the sale of NFO Worldwide, Inc. in accordance with GAAP. Since these charges and payments were added back to the calculation of EBITDA, they do not affect the Company’s compliance with its financial covenants.

As of September 30, 2004, the Company was in compliance with all covenants (including the financial covenants) in the Revolving Credit Facilities, using the definition of EBITDA under the Revolving Credit Facilities, as amended. The terms of the Revolving Credit Facilities restrict the Company’s ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company’s domestic subsidiaries to incur additional debt in excess of $25.0 million. The Revolving Credit Facilities limit annual cash acquisition spending to $100.0 million in the aggregate for any calendar year; provided that amounts unused in any year may be rolled over to the following years, but may not exceed $250.0 million in any calendar year. Annual common stock buybacks and dividend payments on the Company’s capital stock are limited to $95.0 million in the aggregate for any calendar year, of which $45.0 million may be used for dividend payments on the Company’s convertible preferred stock and $50.0 million may be used for dividend payments on the Company’s capital stock (including common stock) and for common stock buybacks. Any unused portion of the permitted amount of $50.0 million, may be rolled over into successive years; provided that all such payments in any calendar year may not exceed $125.0 million in the aggregate. The Company’s permitted level of annual capital expenditures is limited to $225.0 million; provided that amounts unused in any year up to $50.0 million may be rolled over to the next year.

Other Committed and Uncommitted Facilities

In addition to the Revolving Credit Facilities, at September 30, 2004 the Company had a committed line of credit for $0.7 million. At September 30, 2004, no amounts were outstanding under these committed lines of credit. The Company’s committed borrowings are repayable upon maturity.

At September 30, 2004, the Company also had $684.1 million of uncommitted lines of credit, 69.6% of which were provided by banks participating in the Revolving Credit Facilities. At September 30, 2004, $74.0 million was outstanding under these uncommitted lines of credit. The Company’s uncommitted borrowings are repayable upon demand.

Common Stock and Preferred Stock Offerings

In 2003, the Company filed a universal shelf registration statement providing for the potential issuance and sale of securities in an aggregate amount of up to $1,800.0 million. On December 16, 2003, in a concurrent offering, the Company issued 25.8 million shares of common stock and issued 7.5 million shares of 3-year Series A Mandatory Convertible Preferred Stock (the “Preferred Stock”) under this shelf registration statement. The total net proceeds received from these offerings was approximately $693 million. The Preferred Stock carries a dividend yield of 5.375%. On maturity, each share of the Preferred Stock will convert, subject to adjustment, to between 3.0358 and 3.7037 shares of common stock, depending on the then-current market price of the Company’s common stock, representing a conversion premium of approximately 22% over the common stock offering price of $13.50 per share. Under certain circumstances, the Preferred Stock may be converted prior to maturity at the option of the holders or the Company.

In January 2004, the Company used approximately $246 million of the net proceeds from the offerings to redeem the Company’s 1.80% Convertible Subordinated Notes due 2004. The remaining proceeds are being used for general corporate purposes and to further strengthen the Company’s balance sheet and financial condition.

The Company will pay annual dividends on each share of Preferred Stock in the amount of $2.6875. Dividends will be cumulative from the date of issuance and will be payable on each payment date to the extent that dividends are not restricted under the Revolving Credit Facilities and assets are legally available to pay dividends. A dividend payment of $0.671875 per share and amounting to $5.0 million was declared on August 2, 2004 and was paid on September 15, 2004 to stockholders of record at the close of business on September 1, 2004.

Other

On March 25, 2004, Moody’s Investor Services, Inc. affirmed the Company’s senior unsecured and subordinated debt ratings at Baa3 and Ba1, respectively, with stable outlook.  On April 2, 2004, Fitch Ratings affirmed the Company’s senior unsecured, and subordinated debt ratings at BB+ and BB-, respectively, with a stable outlook. Standard & Poor’s Rating Services (“S&P's") rates the Company’s senior unsecured debt at BB+ with a negative outlook. However, as of September 14, 2004, S&P placed the Company on credit watch with negative implications.

Note 12:  Motorsports

On January 12, 2004, the Company completed the sale of a business comprising the four motorsports circuits (including Brands Hatch, Oulton Park, Cadwell Park and Snetterton) (the “four owned circuits”), owned by its Brands Hatch subsidiaries, to MotorSport Vision Limited. The consideration for the sale was approximately 15 million Pounds Sterling (approximately $26 million). An additional contingent amount of up to 2 million Pounds Sterling (approximately $4 million) may be paid to the Company depending upon the future financial results of the operations sold. The Company recognized an impairment loss related to the four owned circuits of $38.0 million in the fourth quarter of 2003 and classified the relevant assets and liabilities as held for sale in the Consolidated Balance Sheet of the Company as of December 31, 2003.

On April 19, 2004, the Company and one of its subsidiaries reached an agreement with the Formula One Administration Limited (“FOA”) to terminate and release their respective guarantee and promoter obligations relating to the British Grand Prix held at the Silverstone racetrack in the United Kingdom. Under this agreement, Interpublic and its subsidiary, Silverstone Motorsports, were released from their obligations following the British Grand Prix in July 2004. In exchange for the early termination of the obligations and liabilities of Interpublic and its subsidiary, Silverstone Motorsports, Interpublic paid a total of $93 million to the FOA in installments of $46.5 million on April 19, 2004 and $46.5 million on May 24, 2004. A charge of $80.0 million was recognized related to this transaction during the three month period ended June 30, 2004 reflecting the existence of approximately $13 million in existing reserves related to this agreement.

On July 1, 2004, the Company and the British Racing Drivers Club (the “BRDC”) agreed to vary the terms of the lease agreement relating to the Silverstone race track and entered into a series of agreements regarding the potential termination of the Company’s remaining Motorsports obligations in the United Kingdom. These agreements gave the Company and its affiliates the right to terminate their lease obligations at the Silverstone auto racing track and related agreements, which option was exercised by the Company and its affiliates on November 1, 2004. In connection with these agreements, the Company paid the BRDC 27 million Pounds Sterling (approximately $49 million) in three installments. The first installment of approximately $24.5 million was paid on July 1, 2004, the second installment of approximately $16.0 million was paid on September 30, 2004, and the third installment of approximately $8.5 million was paid on October 7, 2004. As a result of these agreements, the Company has recorded a pre-tax charge in the third quarter of 2004 of $33.6 million in “Motorsports contract termination costs”. The charge is net of existing reserves of $9.9 million. The payments also include $5.5 million in office and general expenses reflecting the amount of lease expense associated with the Company’s continued use of the leased property spread through the third and fourth quarters of 2004. The Company currently does not expect a significant additional loss related to the final liquidation of this investment anticipated in the fourth quarter of 2004.

Note 13:  Effective Income Tax Rate

The Company recorded income tax provisions of $105.2 million and $36.3 million on pretax losses of $492.5 million and $392.5 million for the nine months ended September 30, 2004 and 2003, respectively. The Company’s effective income tax rate was (21.4)% and (9.2)% for the nine months ended September 30, 2004 and 2003, respectively. The difference between the effective tax rate and statutory federal rate of 35% is due to state and local taxes and the effect of non-US operations. Several discrete items also impacted the effective tax rate for 2004. The most significant item negatively impacting the effective tax rate was the establishment of $77.3 million of valuation allowances on certain deferred tax assets, as well as loss carryforwards in non-US jurisdictions, in particular the United Kingdom. The Company’s effective tax rate was also impacted by pretax charges and related tax benefits resulting from the payments made to the BRDC (see Note 12). Other discrete items impacting the effective tax rates for 2004 and 2003 were non-deductible goodwill impairment charges, restructuring charges and operating losses in a number of non-US jurisdictions that receive little or no tax benefit.

Valuation Allowance

As required by SFAS 109, Accounting for Income Taxes (“SFAS 109”), the Company evaluates the realizability of its deferred tax assets on a quarterly basis. SFAS 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In circumstances where there is “sufficient negative evidence”, establishment of a valuation allowance must be considered. A cumulative loss in the most recent three-year period represents sufficient negative evidence to consider a valuation allowance under the provisions of SFAS 109. Due to the cumulative loss, the Company evaluated the deferred tax assets in those markets and concluded that it is more likely than not that such deferred tax assets may not be realized and established a valuation allowance thereon. The deferred tax assets for which an allowance has been established relate primarily to foreign net operating loss, US capital loss, and foreign tax credit carryforwards.

The realization of the Company’s remaining deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results, including but not limited to any future restructuring activities may require that the Company record additional valuation allowances against the Company’s deferred tax assets on which a valuation allowance has not previously been established. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is “more likely than not” that such assets will be realized. An ongoing pattern of sustained profitability will generally be considered as sufficient positive evidence. If the allowance is reversed in a future period, the Company’s income tax provision will be reduced to the extent of such reversal. Accordingly, the establishment and reversal of valuation allowances has had and could have a significant negative or positive impact on the future earnings of the Company.

Note 14:  Commitments and Contingencies

Legal Matters

Federal Securities Class Actions
Thirteen federal securities purported class actions were filed against Interpublic and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after Interpublic’s August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the court and lead counsel was appointed for all plaintiffs on November 8, 2002. A consolidated amended complaint was filed on January 10, 2003. The purported class consists of Interpublic shareholders who purchased Interpublic stock in the period from October 1997 to October 2002. Specifically, the consolidated amended complaint alleges that Interpublic and certain of its present and former directors and officers allegedly made misleading statements to its shareholders between October 1997 and October 2002, including the alleged failure to disclose the existence of additional charges that would need to be expensed and the lack of adequate internal financial controls, which allegedly resulted in an overstatement of Interpublic’s financial results during those periods. The consolidated amended complaint alleges that such false and misleading statements constitute violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The consolidated amended complaint also alleges violations of Sections 11 and 15 of the Securities Act of 1933, in connection with Interpublic’s acquisition of True North on behalf of a purported class of True North shareholders who acquired Interpublic stock. No amount of damages is specified in the consolidated amended complaint. On February 6, 2003, defendants filed a motion to dismiss the consolidated amended complaint in its entirety. On February 28, 2003, plaintiffs filed their opposition to defendants’ motion and, on March 14, 2003, defendants filed their reply to plaintiff’s opposition to defendants’ motion. On May 29, 2003, the United States District Court for the Southern District of New York denied the motion to dismiss as to Interpublic and granted the motion, in part, as to the present and former directors and officers named in the consolidated amended complaint. On June 30, 2003, defendants filed an answer to the consolidated amended complaint. On November 6, 2003, the Court granted plaintiffs’ motion to certify a class consisting of persons who purchased Interpublic stock between October 28, 1997 and October 16, 2002 and a class consisting of persons who acquired shares of Interpublic stock in exchange for shares of True North stock. On December 2, 2003, Interpublic reached an agreement in principle to settle the consolidated class action shareholder suits currently pending in federal district court in New York. Under the terms of the proposed settlement, Interpublic will pay $115 million, of which $20 million will be paid in cash and $95 million in shares of its common stock at a value of $14.50 per share. Interpublic also agreed that, were the price of its common stock to fall below $8.70 per share before final approval of the settlement, Interpublic would either, at its sole discretion, issue additional shares of common stock or pay cash so that the consideration for the stock portion of the settlement would have a total value of $57 million. On July 20, 2004, the Court entered an order granting preliminary approval to the proposed settlement. The Court held a final approval and fairness hearing on October 22, 2004, and on November 4, 2004, the Court entered an order granting final approval of the settlement. The shares issuable under the settlement will be released upon expiration of the relevant term of appeal, which will be during the fourth quarter of 2004.

Derivative Actions

On September 4, 2002, a shareholder derivative suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of Interpublic against the Board of Directors and against Interpublic’s auditors. This suit alleged a breach of fiduciary duties to Interpublic’s shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in New York Supreme Court, New York County. The plaintiffs from these two shareholder derivative suits filed an Amended Derivative Complaint on January 31, 2003. On March 18, 2003, plaintiffs filed a motion to dismiss the Amended Derivative Complaint without prejudice. On April 16, 2003, the Amended Derivative Complaint was dismissed without prejudice. On February 24, 2003, plaintiffs also filed a Shareholders’ Derivative Complaint in the United States District Court for the Southern District of New York. On May 2, 2003, plaintiffs filed an Amended Derivative Complaint. This action alleges the same breach of fiduciary duties claim as the state court actions, and adds a claim for contribution and forfeiture against two of the individual defendants pursuant to Section 21D of the Exchange Act and Section 304 of the Sarbanes-Oxley Act. On July 11, 2003, plaintiffs filed a Second Amended Derivative Complaint, asserting the same claims. The complaint does not state a specific amount of damages. On August 12, 2003, defendants moved to dismiss this action. On January 26, 2004, Interpublic reached an agreement in principle to settle this derivative action, agreeing to institute certain corporate governance procedures. On July 20, 2004, the Court entered an order granting preliminary approval to the proposed settlement. The Court held a final approval and fairness hearing on October 22, 2004, and on November 4, 2004, the Court entered an order granting final approval of the settlement.

Litigation Charges

In 2003, the Company recorded a litigation charge of $115 million related to the tentative settlement discussed above. Based on the settlement discussed above, the Company expects to issue the required shares during the fourth quarter. Based on the current share price the amount of the litigation charge would be reduced by approximately $20 million during the fourth quarter.

SEC Investigation

Interpublic was informed in January 2003 by the Securities and Exchange Commission (the “Commission”) staff that the Commission has issued a formal order of investigation related to the Company’s restatements of earnings for periods dating back to 1997. The matters had previously been the subject of an informal inquiry. Interpublic is cooperating fully with the investigation.

Other Legal Matters

The Company is involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition of the Company.

Tax Matters

On April 21, 2003, the Company received a notice from the Internal Revenue Service (“IRS”) proposing adjustments to the Company’s taxable income that would result in additional taxes, including conforming state and local tax adjustments, of $41.5 million (plus interest) for the taxable years 1994 to 1996. The Company believes the tax positions the IRS has challenged comply with applicable law, and it intends to defend those positions vigorously. The Company filed a Protest with the IRS Appeals Office on July 21, 2003. On August 3, 2004, the Company entered into a Closing Agreement with the IRS Appeals Office settling one of the protested tax matters. This settlement will not have a material effect on the Company’s financial position since the amount of the settlement does not exceed previously established tax reserves. Meanwhile, other issues still remain to be resolved with the IRS Appeals Office. Although the ultimate resolution of these remaining matters will likely require the Company to pay additional taxes, the Company anticipates any such payments will not have a material effect on the Company’s financial position and results of operations.

Other Contingencies

At September 30, 2004, the Company had contingent obligations under guarantees of certain obligations of its subsidiaries (“parent company guarantees”). The amount of such parent company guarantees was approximately $606.1 million and relates principally to lines of credit, guarantees of certain media payables and operating leases of certain subsidiaries.  In the event of non-payment by the subsidiary of the obligations covered by the guarantee, the Company would be obliged to pay the amounts. As of September 30, 2004, there are no Company assets pledged as security for amounts owed under these guarantees.

At September 30, 2004, the Company had contingent liabilities related to deferred payments ($107.9 million) and put options ($119.6 million).

Note 15:  Other Items

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

The Company currently has a 49% equity interest in a small advertising agency which maintains its status as a minority-owned business. In addition to the approximately $7 million invested in the Company, loans of approximately $8 million had also been advanced by the Company. Based on the criteria set out in FIN 46, it was determined that the entity is a variable interest entity and further, since the Company is the primary beneficiary, the entity should be consolidated. Detailed financial information for the entity is, however, not available and, accordingly, the Company has not consolidated the entity. The Company wrote off both the investment and the loan receivable from the entity in 2003 and has no further financial commitments or risks associated with this investment. The annual revenues of the entity approximate $14 million and the Company believes that the entity is not material to the Company’s financial position.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”). When comparing performance between years, however, the Company also discusses non-GAAP financial measures such as the impact that foreign currency exchange rate changes, acquisitions/dispositions and organic growth have on reported results.

The Company derives organic revenue by adjusting reported revenue in respect of any given period by:

•                  excluding the impact of foreign currency effects over the course of the period to provide revenues on a constant currency basis; and

•                  excluding the impact on reported revenue resulting from acquisitions and dispositions that were consummated after the first day of the year prior to the given period.

Additionally, organic revenue calculations have been adjusted to make 2004 organic revenue principally arising from public relations and sporting event arrangements more directly comparable to organic revenue arising from public relations and sporting event arrangements in periods preceding January 1, 2004. If these adjustments had been made to revenue for prior periods, there would have been neither a material effect on results in prior periods nor any effect whatsoever on operating or net income. These adjustments primarily relate to “grossing up” revenues and expenses by the same amount in connection with the reimbursement of certain out of pocket expenses relating to public relations and sporting event arrangements, and are listed as reclassifications in the components of the total change tables discussed below.

Management believes that discussing organic revenue, giving effect to the above factors, provides a better understanding of the Company’s revenue performance and trends than reported revenue because it allows for more meaningful comparisons of current-period revenue to that of prior periods. Management also believes that organic revenue determined on a generally comparable basis is a common measure of performance in the businesses in which it operates. For the same reasons, management makes analogous adjustments to office and general expenses, which expenses, as adjusted, are a non-GAAP measure.

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

The Company’s results of operations are dependent upon: a) maintaining and growing its revenue, b) the ability to retain and gain new clients, c) the continuous alignment of its costs to its revenue and d) retaining and attracting key personnel. Revenue is also highly dependent on overall economic and political conditions. For a discussion of these and other factors that could affect the Company’s results of operations and financial conditions, see “Cautionary Statement”.

As discussed in Note 9 to the Consolidated Financial Statements, the Company has three reportable segments: Octagon Worldwide (“OWW”), Motorsports and Interpublic (excluding OWW and Motorsports).

OWW and Motorsports revenue is not material to the Company as a whole. In addition, other than the recording of long-lived asset impairment charges for OWW in 2003 and the Motorsports contract termination costs in 2004, discussed below, the operating results of OWW and Motorsports are not material to the Company, and therefore are not discussed in detail below.

Discontinued Operations

On July 10, 2003, the Company completed the sale of its NFO WorldGroup (“NFO”) research unit to Taylor Nelson Sofres. As such, the results of NFO are classified as discontinued operations in 2003 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, the results of operations and cash flows of NFO have been removed from the Company’s results of continuing operations and cash flows for all periods presented.

A pre-tax gain on the closing of the sale of NFO of $99.1 million ($89.1 million net of tax) was recorded in the third quarter of 2003. The third quarter of 2004 includes a pre-tax gain of $10.0 million ($6.5 million net of tax) reflecting final payment with respect to the sale of NFO.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

The following table shows the Company’s net income (loss) and earnings per common share for the quarters ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,
(Dollars in Millions, Except Per Share Data)	2004	2003
Loss from continuing operations	$(584.9)	$(416.2)
Income from discontinued operations	6.5	89.1
Net Loss	$(578.4)	$(327.1)

Diluted EPS from continuing operations	$(1.42)	$(1.08)
Diluted EPS from discontinued operations	0.02	0.23
Total Diluted EPS Per Common Share	$(1.40)	$(0.85)

The following summarizes certain financial information by the three reportable segments for purposes of this management’s discussion and analysis:

(Dollars in Millions)	IPG (Excl. OWW and Motorsports)	OWW	Motorsports	Consolidated Total
Three Months Ended September 30, 2004

Revenue	$1,435.1	$37.1	$36.6	$1,508.8
Salaries and related expenses	905.2	17.6	2.0	924.8
Office and general expenses	464.9	20.7	33.9	519.5
Restructuring charges	1.0	—	—	1.0
Long-lived asset impairments	449.5	0.2	0.4	450.1
Motorsports contract termination costs	—	—	33.6	33.6
Operating income (loss)	$(385.5)	$(1.4)	$(33.3)	$(420.2)

Three Months Ended September 30, 2003

Revenue	$1,338.5	$39.4	$41.0	$1,418.9
Salaries and related expenses	791.5	15.1	4.3	810.9
Office and general expenses	422.5	32.1	53.8	508.4
Restructuring charges	47.4	0.4	0.2	48.0
Long-lived asset impairments	—	221.0	1.7	222.7
Operating income (loss)	$77.1	$(229.2)	$(19.0)	$(171.1)

Some of the key factors driving the financial results in the three months ended September 30, 2004 were:

Operating Income (Loss)

•                  Weaker US Dollar exchange rates for 2004, primarily versus the Euro and Pound Sterling, that resulted in higher US Dollar revenue and expense in comparison to 2003, which effect is listed as foreign currency changes in the components of total change tables discussed below;

•                  Organic revenue increases as a result of higher demand for the Company’s advertising and marketing communications services by current clients, primarily in the US;

•                  Increases in professional fees resulting from costs associated with preparation for compliance with the Sarbanes-Oxley Act and the Company’s shared services initiatives;

•                  Long-lived asset impairment charges of $450.1 million were recorded, primarily related to goodwill impairments;

•                  A charge of $33.6 million was recorded related to a series of agreements with the British Racing Drivers Club (the “BRDC”) regarding the termination of the Company’s remaining Motorsports obligations;

Other Income (Expense)

•                  An investment impairment charge of $31.0 million related to an unconsolidated investment in a German advertising agency; and

Taxes

•                  Establishment of valuation allowances of certain deferred tax assets of $72.7 million in non-US jurisdictions, primarily in the United Kingdom.

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

The following analysis provides further detail on revenue:

For Quarters Ended September 30,					Increase/(Decrease)
					Reported		Excluding Currency Effect
(Dollars in Millions)	2004	% of Total	2003	% of Total	Dollars	%	Dollars	%

Domestic Revenue	$841.6	56%	$800.4	56%	$41.2	5.1%	$41.2	5.1%

International Revenue	667.2	44%	618.5	44%	48.7	7.9%	(7.3)	(1.1)%

Worldwide Revenue	$1,508.8	100%	$1,418.9	100%	$89.9	6.3%	$33.9	2.3%

The components of the total revenue change for the third quarter of 2004 compared to the third quarter of 2003 were:

(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$56.0	4.0%
Net acquisitions/divestitures	(28.8)	(2.0)%
Reclassifications	37.2	2.5%
Organic revenue	25.5	1.8%
Total revenue increase	$89.9	6.3%

The increase in organic revenue was 1.8% for the third quarter of 2004 compared to 2003. This was due to an increase in client demand for advertising and marketing services in the US, offset by reduced demand for services in European markets at The Partnership. The Company’s revenue trend continued to improve sequentially commencing the latter part of 2003 and into the third quarter of 2004, principally as a result of improved domestic business. Organic revenue was a decline of 3.1% in the third quarter of 2003, a decline of 1.1% in the fourth quarter of 2003, a decline of 0.6% in the first quarter of 2004, an increase of 0.3% in the second quarter of 2004 and an increase of 1.8% in the third quarter of 2004 in comparison with the same periods in the prior year.

OPERATING EXPENSES

Salaries and Related Expenses
Salaries and related expenses were $924.8 million and $810.9 million for the three months ended September 30, 2004 and 2003, respectively, an increase of $113.9 million, or 14.0%. The increase reflects the effect of higher foreign exchange rates, primarily the Euro and Pound Sterling, versus the US Dollar, and higher salaries and benefit costs. The higher salaries and benefit costs on an organic basis resulted from an increase in headcount (primarily in the US) to support organic growth initiatives and higher annual management incentive compensation plan accruals. Total headcount was 44,200 at September 30, 2004 compared with 43,500 at September 30, 2003. The principal cause for the increased accrual is a result of the application of the more formula-based and strictly-defined terms of the 2004 management incentive compensation plan as compared to a more subjective plan in 2003 resulting in a more systematic accrual in 2004 versus the 2003 plan which was mostly accrued in the fourth quarter of 2003. The Company expects that a corresponding year over year decrease will occur in the fourth quarter of 2004.

The components of the total change for the third quarter of 2004 compared to the third quarter of 2003 were:

(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$31.7	4.2%
Net acquisitions/divestitures	(10.0)	(1.3)%
Reclassifications	3.1	0.4%
Increase in salaries and related expenses (organic basis)	89.1	10.7%
Total change	$113.9	14.0%

Office and General Expenses
Office and general expenses were $519.5 million and $508.4 million in the quarters ended September 30, 2004 and 2003, respectively, an increase of $11.1 million, or 2.2%. The increase reflects the effect of higher foreign exchange rates, primarily the Euro and Pound Sterling, versus the US Dollar, and the reclassifications related to grossing-up expenses as previously discussed above under “Overview”.

The decrease in office and general expenses on an organic basis was primarily due to reductions in occupancy costs as a result of the 2003 restructuring program offset by higher professional fees resulting from costs associated with preparation for compliance with the Sarbanes-Oxley Act and costs associated with the development of systems and processes related to the Company’s shared services initiatives.

The components of the total change for the third quarter of 2004 compared to the third quarter of 2003 were:

(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$24.0	4.6%
Net acquisitions/divestitures	(19.5)	(3.7)%
Reclassifications	35.8	7.5%
Decrease in office and general expenses (organic basis)	(29.2)	(6.2)%
Total change	$11.1	2.2%

Restructuring Charges
During the three and nine months ended September 30, 2004, the Company recorded restructuring charges of $1.0 million and $65.6 million, respectively, as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

2003 Program	$0.7	$71.5
2001 Program	0.3	(5.9)
	$1.0	$65.6

The total amount of pre-tax charges the Company expects to incur through the completion of the 2003 program, including amounts classified in office and general expenses, will approximate $300 million.

The gross amount of annualized salary and occupancy costs eliminated as a result of the restructuring charges recorded to date is estimated to be approximately $200 million, a portion of which began to be realized during 2003. The impact of these savings has been offset by recent hiring as discussed above.

2003 Program
During the second quarter of 2003, the Company announced that it would undertake restructuring initiatives in response to softness in demand for advertising and marketing services. As of September 30, 2004, the 2003 program is substantially complete.

During the three and nine month periods ended September 30, 2004, the Company recorded net restructuring charges of $0.7 million and $71.5 million, respectively, in connection with the 2003 restructuring program, as discussed below. The net restructuring charge for the 2003 program is composed of severance costs and real estate related charges, primarily lease termination costs. Charges related to leases are recorded at net present value and are net of estimated sublease income amounts. The discount relating to lease charges is being amortized over the expected remaining term of the related lease. As of September 30, 2004, the accrual for lease costs has been discounted by $4.4 million.

A summary of the 2003 program on a life-to-date basis is as follows:

(Dollars in Millions)	For the Year Ended December 31, 2003	Nine Months Ended September 30, 2004	Total Program Through September 30, 2004

Severance and termination costs	$126.2	$19.7	$145.9
Lease terminations and other exit costs	37.0	51.8	88.8
Total	$163.2	$71.5	$234.7
Headcount reductions	2,900	400	3,300

The severance and termination costs recorded to date relate to all employee levels and functions across the Company. Approximately 30% of the charge relates to severance in the US, 20% to severance in the UK, 15% to severance in France with the remainder largely relating to the rest of Europe, Asia and Latin America.

Lease termination costs, net of estimated sublease income, relate to the offices that have been vacated as part of the restructuring program. Ninety-seven offices have already been vacated. The cash portion of the charge will be paid out over a period of several years. The majority of the ninety-seven offices vacated are located in the US, with approximately one third in overseas markets, principally in Europe.

In addition, charges of $0.6 million and $10.9 million have been incurred in the three and nine month periods ended September 30, 2004, respectively, related to acceleration of amortization of leasehold improvements on premises included in the 2003 program. The charge related to such amortization is included in office and general expenses in the accompanying Consolidated Statement of Operations. Charges of $9.1 million were incurred in the three months ended September 30, 2003 related to the acceleration of amortization of leasehold improvements on premises included in the 2003 program.

A summary of the liability for restructuring charges that relates to the 2003 program is as follows:

(Dollars in Millions)	Liability at December 31, 2003	Reclassifications(1)	Charges	Non-Cash Items (2)	Cash Payments	Foreign Currency Adjustment	Liability at September 30, 2004

Severance and termination costs	$37.7	$1.6	$19.7	$—	$(47.9)	$0.7	$11.8
Lease terminations and other exit costs	24.1	13.0	51.8	(6.7)	(20.6)	1.0	62.6
Total	$61.8	$14.6	$71.5	$(6.7)	$(68.5)	$1.7	$74.4

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

During the three months ended September 30, 2004, the Company recorded restructuring charges of $0.3 million and for the nine months ended September 30, 2004, recorded net credits (related to changes in estimates in connection with the restructuring program) of $5.9 million.

A summary of the remaining liability for restructuring and other merger related costs regarding the 2001 restructuring plan is as follows:

(Dollars in Millions)	Liability at December 31, 2003	Reclassifications (1)	Charges (Credits)	Cash Payments	Liability at September 30, 2004

Severance and termination costs	$5.0	$5.8	$(5.1)	$(2.7)	$3.0
Lease terminations and other exit costs	73.9	(6.2)	(0.8)	(23.7)	43.2
Total	$78.9	$(0.4)	$(5.9)	$(26.4)	$46.2

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

Long-Lived Asset Impairments
The following table sets forth the components of long-lived asset impairments:

	Three Months Ended September 30,
(Dollars in Millions)	2004	2003

Goodwill:
The Partnership	$310.0	$—
CMG (excl. Jack Morton)	132.0	—
Howard Merrell	3.2	—
Octagon	—	221.0
Motorsports capital expenditures	0.4	1.7
Other – businesses sold or to be sold	4.5	—
Total long-lived asset impairments	$450.1	$222.7

The Company performs its annual impairment test of goodwill as of September 30 each year. The Company also performs an impairment test of goodwill when certain trigger events occur such as the loss of major clients or other significant changes in the business environment. Impairment tests are performed in accordance with SFAS 142, Goodwill and Other Intangible Assets, which requires a two-step process. Step 1 requires a determination to be made of the fair value of each of the Company’s reporting units. The fair value is then compared to the book value of the reporting unit to determine if an impairment has occurred. If such an impairment has been deemed to have occurred, Step 2 is required to be performed.

Step 2 requires the Company to use a purchase price allocation methodology to assign the fair value of the reporting unit to all of the assets, including unrecognized intangibles, and liabilities of each of these reporting units respectively. The residual fair value after the purchase price allocation represents the implied fair value of the reporting unit goodwill. Any shortfall in the fair value as compared to the book value is recorded as an impairment charge to such book value of goodwill. The Company has not finalized Step 2 of its analysis but has concluded that goodwill impairments at The Partnership, CMG (excluding Jack Morton) and Howard Merrell are probable and has recorded impairment charges in the third quarter of 2004 based on estimates of the fair value of the goodwill of the reporting units. The Company is currently finalizing the Step 2 valuation of the previously unrecognized identifiable intangibles and will revise the amount of the impairment charges, as required, in the fourth quarter of 2004.

As a result of the loss of a significant profitable customer, the Company completed an interim impairment test for The Partnership reporting unit at June 30, 2004 which indicated no impairment. However, since that valuation, management prepared revised long-term projections that showed additional, unanticipated, declines in EBITDA due to a further erosion of the business. Together with declining industry valuation metrics, the EBITDA projections caused the valuation of The Partnership to be less than its book value.

The fair value of all the Company’s reporting units was adversely affected by IPG’s overall decline in valuation and by falling revenue and EBITDA multiples used in the underlying valuations. The impact of these lower multiples has caused the fair value of the CMG (excluding Jack Morton) reporting unit and Howard Merrell to be less than their respective book values.

During the three months ended September 30, 2003, the Company recorded charges of $221.0 million related to the impairment of goodwill at Octagon Worldwide.

Motorsports capital expenditures impairment relates to current capital expenditure outlays that the Company is contractually required to spend to upgrade and maintain certain of its existing Motorsports racing facilities, and are impaired as incurred.

Other long-lived asset impairments include $4.3 million related to the impairment of long-lived assets of a UK business and $0.2 million of a Mexican business in negotiations to be sold.

Motorsports Contract Termination Costs
As discussed in Note 12, during the three months ended September 30, 2004, the Company recorded a charge of $33.6 million related to a series of agreements with the British Racing Drivers Club (the “BRDC”) regarding the termination of the Company’s remaining Motorsports obligations in the United Kingdom.

OTHER INCOME (EXPENSE)
Interest Expense
Interest expense was $39.8 million for the three months ended September 30, 2004 compared with $43.5 million in the same period of 2003. The decrease in 2004 was primarily due to the reduction in debt balances from the prior year, particularly the payment of the Prudential Agreement Loans in the third quarter of 2003, and the redemption of the Company’s 1.80% Convertible Subordinated Notes in the first quarter of 2004.

Debt Prepayment Penalty
During the third quarter of 2003, the Company repaid all of its outstanding borrowings under the Prudential Agreements. This transaction required repaying $142.5 million principal amount of its then outstanding debt. In connection with this transaction, a prepayment penalty of $24.8 million was recorded.

Interest Income
Interest income increased to $11.1 million for the three months ended September 30, 2004 compared with $9.5 million in the same period in 2003. The increase in 2004 is primarily due to higher cash balances resulting from the issuance of debt and equity in late 2003.

Other Income (Expense)
The following table sets forth the components of other income:

	Three Months Ended September 30,
(Dollars in Millions)	2004	2003

Gains (losses) on sale of businesses	$(1.8)	$1.7
Gains (losses) on sales of other available-for-sale securities, net	0.3	(0.1)
Miscellaneous investment income (loss)	0.8	(0.4)
Total	$(0.7)	$1.2

Investment Impairments
During the three months ended September 30, 2004, the Company recorded investment impairment charges of $33.8 million. The principal component of the charge was $31.0 million related to the impairment of the Company’s unconsolidated investment in a German advertising agency, Springer & Jacoby. Based on recent operating performance, it was determined that the decline in value was “other than temporary” and an impairment charge was recorded to reduce the investment to its fair value. Additionally, the Company recorded impairment charges of $1.9 million related to unconsolidated affiliates in Brazil and India and $0.9 related to available-for-sale investments that have been determined to have incurred an “other than temporary” impairment.

During the third quarter of 2003, the Company recorded investment impairment charges of $29.7 million primarily related to international investments whose decline in value had been determined to be “other than temporary”.

Litigation Charges

During the third quarter of 2003, the Company recorded litigation charges of $127.6 million including principally the matters discussed in Note 14 to the Consolidated Financial Statements.

OTHER ITEMS

Effective Income Tax Rate
The Company recorded income tax provisions of $98.6 million and $19.5 million on pre-tax losses of $483.4 million and $386.0 million for the three months ended September 30, 2004 and 2003, respectively. The Company’s effective income tax rate was (20.4)% and (5.1)% in the quarters ended September 30, 2004 and 2003, respectively. The difference between the effective tax rate and statutory federal rate of 35% is due to state and local taxes and the effect of non-US operations. Several discrete items also impacted the effective tax rate for 2004. The most significant item negatively impacting the effective tax rate was the establishment of $72.7 million of valuation allowances on certain deferred tax assets, as well as loss carryforwards in non-US jurisdictions, in particular the United Kingdom. The Company’s effective tax rate was also impacted by pre-tax charges and related tax benefits resulting from the payments made to the BRDC (see Note 12). Other discrete items impacting the effective tax rates were non-deductible goodwill impairment charges, restructuring charges and operating losses in a number of non-US jurisdictions that receive little or no tax benefit.

Minority Interest
Income applicable to minority interests was $5.1 million for the quarter ended September 30, 2004 compared to $10.4 million in the same period of 2003. The decrease in the third quarter of 2004 was primarily due to lower operating results of majority owned international business, primarily in Europe and the sale of majority-owned businesses in Latin America.

Unconsolidated Affiliates
Equity in net income (loss) of unconsolidated affiliates was income of $2.2 million in the third quarter of 2004 compared to a loss of $0.3 million in the corresponding period of 2003. The increase in 2004 is primarily due to the impact of higher losses in 2003 of an unconsolidated investment in Brazil and a US-based sports and entertainment event business.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

The following table shows the Company’s net income (loss) and earnings per common share for the nine months ended September 30, 2004 and 2003:

	For the Nine Months Ended September 30,
(Dollars in Millions, Except Per Share Data)	2004	2003

Loss from continuing operations	$(607.2)	$(450.4)
Income from discontinued operations	6.5	101.2
Net Loss	$(600.7)	$(349.2)

Diluted EPS from continuing operations	$(1.50)	$(1.17)
Diluted EPS from discontinued operations	0.02	0.26
Total Diluted EPS Per Common Share	$(1.49)*	$(0.91)

* Does not total due to rounding.

The following summarizes certain financial information by the three reportable segments:

(Dollars in Millions)	IPG (Excl. OWW and Motorsports)	OWW	Motorsports	Consolidated Total

Nine Months Ended September 30, 2004

Revenue	$4,285.5	$115.4	$47.1	$4,448.0
Salaries and related expenses	2,634.8	50.0	7.8	2,692.6
Office and general expenses	1,375.3	63.4	50.9	1,489.6
Restructuring charges	65.6	—	—	65.6
Long-lived asset impairments	455.8	0.2	2.7	458.7
Motorsports contract termination costs	—	—	113.6	113.6
Operating income (loss)	$(246.0)	$1.8	$(127.9)	$(372.1)

(Dollars in Millions)	IPG (Excl. OWW and Motorsports)	OWW	Motorsports	Consolidated Total
Nine Months Ended September 30, 2003

Revenue	$4,040.2	$125.4	$68.4	$4,234.0
Salaries and related expenses	2,486.0	46.4	11.6	2,544.0
Office and general expenses	1,205.3	101.8	94.1	1,401.2
Restructuring charges	141.7	0.4	0.3	142.4
Long-lived asset impairments	—	221.0	23.8	244.8
Operating income (loss)	$207.2	$(244.2)	$(61.4)	$(98.4)

RESULTS OF OPERATIONS

REVENUE

The following analysis provides further detail on revenue:

For the Nine Months Ended September 30,					Increase/(Decrease)
					Reported		Excluding Currency Effect
(Dollars in Millions)	2004	% of Total	2003	% of Total	Dollars	%	Dollars	%

Domestic Revenue	$2,520.9	57%	$2,423.2	57%	$97.7	4.0%	$97.7	4.0%

International Revenue	1,927.1	43%	1,810.8	43%	116.3	6.4%	(30.7)	(1.6)%

Worldwide Revenue	$4,448.0	100%	$4,234.0	100%	$214.0	5.1%	$67.0	1.5%

The components of the total revenue change for the first nine months of 2004 compared to the first nine months ended September 30, 2003 were:

(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$147.0	3.6%
Net acquisitions/divestitures	(67.5)	(1.6)%
Reclassifications	112.6	2.6%
Organic revenue	21.9	0.5%
Total revenue increase	$214.0	5.1%

The increase in organic revenue of 0.5% for the nine months ended September 30, 2004 was due to increases in advertising and marketing services in the US. This was offset by a decrease in demand for services in European markets, particularly at The Partnership and the Company’s public relations services and other project related businesses.

OPERATING EXPENSES

Salaries and Related Expenses
Salaries and related expenses were $2,692.6 million and $2,544.0 million for the nine months ended September 30, 2004 and 2003, respectively, an increase of $148.6 million, or 5.8%. The increase reflects the effect of higher foreign exchange rates, primarily the Euro and Pound Sterling, versus the US Dollar, and higher salaries and benefit costs. The higher salaries and benefit costs on an organic basis resulted from additional contractual compensation recorded as a result of prior acquisition agreements and a higher annual management incentive compensation plan accrual. The principal cause for the increased accrual is a result of the application of the more formula-based and strictly-defined terms of the 2004 management incentive compensation plan as compared to a more subjective plan in 2003 resulting in a more systematic accrual in 2004 versus the 2003 plan which was mostly accrued in the fourth quarter of 2003. The Company expects that a corresponding year over year decrease will occur in the fourth quarter of 2004.

The components of the total change for the first nine months of 2004 compared to the first nine months of 2003 were:

(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$89.9	3.6%
Net acquisitions/divestitures	(31.3)	(1.3)%
Reclassifications	7.7	0.3%
Increase in salaries and related expenses (organic basis)	82.3	3.2%
Total change	$148.6	5.8%

Office and General Expenses
Office and general expenses were $1,489.6 million and $1,401.2 million in the nine month periods ended September 30, 2004 and 2003, respectively, an increase of $88.4 million, or 6.3%. The increase reflects the effect of higher foreign exchange rates, primarily the Euro and Pound Sterling, versus the US Dollar, and the reclassifications related to grossing-up expenses as previously discussed above under “Overview”.

The decrease in office and general expenses on an organic basis was due to a decrease in occupancy and overhead costs as a result of the 2003 restructuring program, a decrease in bad debt expense and a reduction in bank fees from the high levels of 2003. Offsetting these decreases were higher professional fees resulting primarily from costs associated with preparation for compliance with the Sarbanes-Oxley Act, and costs associated with the development of systems and processes related to the Company’s shared services initiatives, in addition to the accelerated amortization of leasehold improvements resulting from the restructuring program.

The components of the total change for the first nine months of 2004 compared to the first nine months ended September 30, 2003 were:

(Dollars in Millions)	$ Change	Increase/(Decrease)

Foreign currency changes	$61.1	4.4%
Net acquisitions/divestitures	(44.7)	(3.2)%
Reclassifications	106.9	7.8%
Decrease in office and general expenses (organic basis)	(34.9)	(2.7)%
Total change	$88.4	6.3%

Restructuring Charges
See “Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003 — Operating Expenses — Restructuring Charges” for a discussion of restructuring charges.

Long-Lived Asset Impairments
The following table sets forth the components of long-lived asset impairments:

	Nine Months Ended September 30,
(Dollars in Millions)	2004	2003

Goodwill:
The Partnership	$310.0	$—
CMG (excl. Jack Morton)	132.0	—
Howard Merrell	3.2	—
Octagon	—	221.0
Motorsports impairment	—	9.4
Motorsports capital expenditures	2.7	14.4
Other – businesses sold or to be sold	10.8	—
Total long-lived asset impairments	$458.7	$244.8

See “Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003 – Long-lived Asset Impairments” for discussion of the total goodwill impairment charges for 2004.

During the nine months ended September 30, 2003, the Company recorded charges of $221.0 million related to the impairment of goodwill at Octagon Worldwide and $9.4 million related to the impairment of long-lived assets at the Company’s Motorsports business.

Motorsports capital expenditures impairment relates to current capital expenditure outlays that the Company is contractually required to spend to upgrade and maintain certain of its existing Motorsports racing facilities, and are impaired as incurred.

Other long-lived asset impairments include $4.0 million related to the impairment of goodwill of a US based business sold in the second quarter, $4.3 million related to a business in the UK that is in the process of being sold, $2.3 million related to two US based businesses and $0.2 million related to a Mexican business, all three of which the Company is in negotiations to sell.

Motorsports Contract Termination Costs
As discussed in Note 12, during the three months ended June 30, 2004, the Company recorded a charge of $80.0 million related to the termination and release of obligations related to the British Grand Prix held at the Silverstone racetrack in the United Kingdom.

As discussed in Note 12, during the three months ended September 30, 2004, the Company recorded a pre-tax charge of $33.6 million related to a series of agreements with the British Racing Drivers Club (the “BRDC”) regarding the termination of the Company’s remaining Motorsports obligations in the United Kingdom.

OTHER INCOME (EXPENSE)

Interest Expense
Interest expense was $117.3 million for the nine months ended September 30, 2004 compared with $128.4 million in the same period of 2003. This was primarily due to the reduction in debt balances from the prior year, particularly the payment of the Prudential Agreement Loans in the third quarter of 2003, and the redemption of the Company’s 1.80% Convertible Subordinated Notes in the first quarter of 2004.

Debt Prepayment Penalty

See “Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003 – Debt Prepayment Penalty” for discussion.

Interest Income
Interest income was $31.2 million for the nine months ended September 30, 2004 compared with $27.6 million in the same period in 2003. The increase in 2004 is primarily due to higher cash balances resulting from the issuance of debt and equity in late 2003.

Other Income (Expense)
The following table sets forth the components of other income:

	Nine Months Ended September 30,
(Dollars in Millions)	2004	2003

Gains (losses) on sale of businesses	$(0.6)	$1.0
Gains on sales of other available-for-sale securities, net	2.4	0.7
Miscellaneous investment income (loss)	0.9	(0.4)
Total	$2.7	$1.3

Investment Impairments
During the nine month period ended September 30, 2004, the Company recorded investment impairment charges of $37.0 million. The principal component of the charge was $31.0 million related to the impairment of the Company’s unconsolidated investment in a German advertising agency, Springer & Jacoby. Based on recent operating performance, it was determined that the decline in value was “other than temporary” and an impairment charge was recorded to reduce the investment to its fair value. Additionally, the Company recorded investment impairment charges of $1.9 million related to unconsolidated affiliates in Brazil and India and $4.1 million related to available-for-sale investments that were deemed to be other than temporarily impaired. During the comparable period in 2003, the Company recorded a charge of $42.2 million related to certain investments in Brazil, India, Canada, Japan and the Middle East whose decline in value had been determined to be “other than temporary”.

Litigation Charges

See “Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003 – Litigation Charges” for discussion of these charges.

OTHER ITEMS

Effective Income Tax Rate
The Company recorded income tax provisions of $105.2 million and $36.3 million on pretax losses of $492.5 million and $392.5 million for the nine months ended September 30, 2004 and 2003, respectively. The Company’s effective income tax rate was (21.4)% and (9.2)% for the nine months ended September 30, 2004 and 2003, respectively. The difference between the effective tax rate and statutory federal rate of 35% is due to state and local taxes and the effect of non-US operations. Several discrete items also impacted the effective tax rate for 2004. The most significant item negatively impacting the effective tax rate was the establishment of $77.3 million of valuation allowances on certain deferred tax assets, as well as loss carryforwards in non-US jurisdictions, in particular the United Kingdom. The Company’s effective tax rate was also impacted by pretax charges and related tax benefits resulting from the payments made to the BRDC (see Note 12). Other discrete items impacting the effective tax rates were non-deductible goodwill impairment charges, restructuring charges and operating losses in a number of non-US jurisdictions that receive little or no tax benefit.

Minority Interest
Income applicable to minority interests was $13.1 million for the nine months ended September 30, 2004 compared to $19.4 million in the same period of 2003. The decrease in the first nine months of 2004 was primarily due to lower operating results of majority owned international businesses, primarily in Europe, and the sale of majority-owned businesses in Latin America.

Unconsolidated Affiliates
Equity in net income (loss) of unconsolidated affiliates was income of $3.6 million in the first nine months of 2004 compared to a loss of $2.2 million in the corresponding period of 2003. The increase in 2004 is primarily due to the impact of prior year losses of Modem Media which was sold in the fourth quarter of 2003, and the impact of higher losses in 2003 of an unconsolidated investment in Brazil and a US-based sports and entertainment event business.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, cash and cash equivalents were $1,438.5 million, a decrease of $567.2 million from the December 31, 2003 balance of $2,005.7 million. Total debt at September 30, 2004 was $2,263.4 million, a decrease of $210.9 million from December 31, 2003. The reduction in both cash and debt reflect the redemption of the 1.80% Convertible Subordinated Notes in January 2004 (as described below under “Common Stock and Preferred Stock Offerings”). The Company’s cash and debt positions were positively impacted by international cash and debt pooling arrangements put in place to optimize net debt balances in certain markets. In addition, the Company’s cash position was negatively impacted by payments made during the first nine months of 2004 in connection with exiting the Motorsports business (as described in Note 12 to the Consolidated Financial Statements). The Company collects funds from clients on behalf of media outlets resulting in cash receipts and disbursements at levels substantially exceeding its revenue. Therefore, the working capital amounts reported on its balance sheet and cash flows from operating activities reflect the “pass-through” of these items.

Operating Activities
Net cash used in operating activities was $126.3 million and $154.0 million for the nine months ended September 30, 2004 and 2003, respectively. Cash used in operating activities in 2004 reflects payments made in connection with existing Motorsports business in the second and third quarters (see Note 12), and $30 million of contributions to the Company’s domestic pension plan (see Note 8). In addition, components of working capital, specifically expenditures billable to clients at September 30, 2004 have increased from December 31, 2003 due to increased business in the third quarter of 2004. Cash used in operating activities in 2003 reflects payments made in connection with the Company’s restructuring program.

On January 12, 2004, the Company completed the sale of a business comprising the four motorsports circuits (including Brands Hatch, Oulton Park, Cadwell Park and Snetterton) (the “four owned circuits”), owned by its Brands Hatch subsidiaries, to MotorSport Vision Limited. The consideration for the sale was approximately 15 million Pounds Sterling (approximately $26 million). An additional contingent amount of up to 2 million Pounds Sterling (approximately $4 million) may be paid to the Company depending upon the future financial results of the operations sold. The Company recognized an impairment loss related to the four owned circuits of $38.0 million in the fourth quarter of 2003 and classified the relevant assets and liabilities as held for sale in the Consolidated Balance Sheet of the Company as of December 31, 2003.

On April 19, 2004, the Company and one of its subsidiaries reached an agreement with the Formula One Administration Limited (“FOA”) to terminate and release their respective guarantee and promoter obligations relating to the British Grand Prix held at the Silverstone racetrack in the United Kingdom. Under this agreement, Interpublic and its subsidiary, Silverstone Motorsports, were released from their obligations following the British Grand Prix in July 2004. In exchange for the early termination of the obligations and liabilities of Interpublic and its subsidiary, Silverstone Motorsports, Interpublic paid a total of $93 million to the FOA in installments of $46.5 million on April 19, 2004 and $46.5 million on May 24, 2004. A charge of $80.0 million was recognized related to this transaction during the three month period ended June 30, 2004 reflecting the existence of approximately $13 million in existing reserves related to this agreement.

On July 1, 2004, the Company and the British Racing Drivers Club (the “BRDC”) agreed to vary the terms of the lease agreement relating to the Silverstone race track and entered into a series of agreements regarding the potential termination of the Company’s remaining Motorsports obligations in the United Kingdom. These agreements gave the Company and its affiliates the right to terminate their lease obligations at the Silverstone auto racing track and related agreements, which option was exercised by the Company and its affiliates on November 1, 2004. In connection with these agreements, the Company paid the BRDC 27 million Pounds Sterling (approximately $49 million) in three installments. The first installment of approximately $24.5 million was paid on July 1, 2004, the second installment of approximately $16.0 million was paid on September 30, 2004, and the third installment of approximately $8.5 million was paid on October 7, 2004. As a result of these agreements, the Company has recorded a pre-tax charge in the third quarter of 2004 of $33.6 million in “Motorsports contract termination costs”. The charge is net of existing reserves of $9.9 million. The payments also include $5.5 million in office and general expenses reflecting the amount of lease expense associated with the Company’s continued use of the leased property spread through the third and fourth quarters of 2004. The Company currently does not expect a significant additional loss related to the final liquidation of this investment anticipated in the fourth quarter of 2004.

Investing Activities
Historically the Company has pursued acquisitions to complement and enhance its service offerings. In addition, the Company has also sought to acquire businesses similar to those already owned to expand its geographic scope to better serve new and existing clients. Acquisitions have historically been funded using stock, cash or a combination of both. The Company is restricted by the terms of its Revolving Credit Facilities (as defined below) from making acquisitions or investments that are funded with cash. The Company’s permitted level of annual expenditures for new acquisitions funded with cash is $100 million in the aggregate where unused amounts may be rolled over into successive years. Additionally, the Company has in the past combined, and may in the future combine, businesses to better serve its clients, or dispose of businesses to optimize returns to shareholders.

During the first nine months of 2004 and 2003, the Company paid $143.8 million and $194.0 million, respectively, in cash for new acquisitions and earn-out payments for previous acquisitions (see “Payments for Prior Acquisitions” below). The reduction in payments in 2004 reflects the Company’s reduced level of earn-out payments and is expected to decrease further throughout this year and in future years.

The Company’s capital expenditures in the first nine months of 2004 were $119.3 million compared to $94.2 million in the first nine months of 2003. The primary purposes of these expenditures were to upgrade telecommunications and computer systems and to modernize offices. Under the Revolving Credit Facilities, the Company is restricted in making capital expenditures of greater than $225.0 million in any calendar year. See “Financing Activities” for further discussion. Throughout 2004, the Company expects to continue to make certain selective new acquisitions, and make payouts for earn-outs due from previous acquisitions. The Company does not expect the aggregate payments for these items to exceed the amount spent in 2003.

Financing Activities
Net cash used in financing activities was $235.7 million and $222.4 million for the nine months ended September 30, 2004 and 2003, respectively. The 2004 amount reflects the redemption of the 1.80% Convertible Subordinated

Notes in January 2004. The 2003 amount reflects the payment of the Prudential Agreement Loans in the third quarter of 2003.

Revolving Credit Agreements
Upon the expiration of the Company’s existing 364-day revolving credit facility on May 10, 2004, the Company entered into a new 364-day revolving credit facility with a syndicate of banks on May 10, 2004 (as amended, the “364-Day Revolving Credit Facility”). The 364-Day Revolving Credit Facility provides for borrowings of up to $250.0 million. On May 10, 2004, the Company replaced its existing five-year revolving credit facility with a new three-year revolving credit facility (as amended, the “Three-Year Revolving Credit Facility” and, together with the 364-Day Revolving Credit Facility, the “Revolving Credit Facilities”). The Three-Year Revolving Credit Facility provides for a term of three years and for borrowings of up to $450.0 million, of which $200.0 million will be available to the Company for the issuance of Letters of Credit. The Company voluntarily reduced the aggregate commitment levels in the Revolving Credit Facilities as compared to the previous Revolving Credit Facilities due to the availability of other sources of liquidity.

The 364-Day Revolving Credit Facility will expire on May 9, 2005. However, the Company will have the option to extend the maturity of amounts outstanding on the termination date under the 364-Day Revolving Credit Facility for a period of one year, if EBITDA, as defined in the agreements, for the four fiscal quarters most recently ended is at least $831.0 million.

The Revolving Credit Facilities may be used for general corporate purposes, including commercial paper backstop and acquisition financing. As of September 30, 2004, the Company did not have any borrowings under the 364-Day Revolving Credit Facility and utilized $156.1 million under the Three-Year Revolving Credit Facility for the issuance of letters of credit.

As with the previous facilities, the Revolving Credit Facilities bear interest at variable rates based on either LIBOR or a bank’s base rate, at the Company’s option. The interest rates on LIBOR loans and base rate loans under the Revolving Credit Facilities are affected by the facilities’ utilization levels and the Company’s credit ratings. Based on the Company’s current credit ratings, interest rates on loans under the 364-Day Revolving Credit Facility as of September 30, 2004 were calculated by adding 112.5 basis points to LIBOR or 20 basis points to the applicable bank base rate, and interest rates on loans under the Three-Year Revolving Credit Facility were calculated by adding 112.5 basis points to LIBOR or 25 basis points to the applicable bank base rate. At the Company’s current credit rating level, this represents a decrease from its previous 364-day revolving credit facility and five-year revolving credit facility of 62.5 and 62.5 basis points with respect to LIBOR, respectively, and a decrease of 5 and 5 basis points with respect to the base rate, respectively.

The Revolving Credit Facilities include financial covenants that set (i) maximum levels of debt for borrowed money as a function of EBITDA, (ii) minimum levels of EBITDA and (iii) minimum levels of EBITDA as a function of interest expense (in each case, as defined in those agreements).

Under the Revolving Credit Facilities, the following items are added back to net income in the calculation of EBITDA: (i) non-recurring restructuring charges in an amount not to exceed $275.0 million (up to $240.0 million of which may be cash charges) recorded in the financial statements of the Company and its Consolidated Subsidiaries for the fiscal quarter ended March 31, 2003 and each of the fiscal periods ending June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, and September 30, 2004; (ii) non-cash, non-recurring charges in an amount not to exceed $50.0 million taken with respect to the impairment of the remaining book value of the Company’s Motorsports business; (iii) all impairment charges taken with respect to capital expenditures made on or after January 1, 2003 with respect to the Company’s Motorsports business; (iv) non-cash, non-recurring goodwill or investment impairment charges in an amount not to exceed $300.0 million taken in the fiscal periods ending September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004; (v) payments made by the Company not to exceed $135.0 million (up to $40.0 million of which may be in cash) relating to the settlement of certain litigation matters; (vi) $24.8 million in respect of the early repayment by the Company of all amounts outstanding under the Note Purchase Agreements with The Prudential Company of America, dated as of May 26, 1994, April 28, 1995, October 31, 1996, August 19, 1997 and January 21, 1999, respectively, with respect to the fiscal quarter ended September 30, 2003; (vii) from and after such time as the Company adopts the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards No. 123 and Statement of Financial Accounting Standards No. 148, non-cash charges related to such adoption; (viii) cash payments made by the Company relating to the cash consideration paid by the Company not exceeding $160.0 million in connection with the liabilities and obligations of the Company’s

Motorsports business; and (ix) non-cash, non-recurring long-lived asset or investment impairment charges in an amount not to exceed $500.0 million taken in the fiscal periods ending September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005, in each case determined in accordance with GAAP for such period minus gain realized by the Company upon the sale of NFO Worldwide, Inc. in accordance with GAAP. The add-back for long-lived asset or investment impairment charges as described in item (ix) above is permitted pursuant to an amendment to the Revolving Credit Facilities obtained on November 2, 2004 by the Company, effective as of September 29, 2004, as a result of the impairment charges recorded in the third quarter of 2004 (see Notes 5 and 6).

In determining the Company’s compliance with the financial covenants under the Revolving Credit Facilities as of September 30, 2004, the following charges for the four fiscal quarters most recently ended were added back in the calculation of EBITDA: (i) $119.9 million of restructuring charges ($96.6 million of which were cash charges), (ii) $38.0 million of non-cash charges with respect to the impairment of the remaining book value of the Company’s Motorsports business, (iii) $4.5 million of impairment charges taken with respect to capital expenditures of the Company’s Motorsports business, (iv) $49.3 million of goodwill, long-lived asset or investment impairment charges, (v) $113.6 million in cash payments made by the Company in connection with the transfer of liabilities and obligations of the Company’s Motorsports business, (vi) $483.5 million non-cash, non-recurring long-lived asset or investment impairment charges, and (vii) less the $6.5 million gain realized by the Company upon the sale of NFO Worldwide, Inc. in accordance with GAAP. Since these charges and payments were added back to the calculation of EBITDA, they do not affect the Company’s compliance with its financial covenants.

As of September 30, 2004, the Company was in compliance with all covenants (including the financial covenants) in the Revolving Credit Facilities, using the definition of EBITDA under the Revolving Credit Facilities, as amended. The terms of the Revolving Credit Facilities restrict the Company’s ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of the Company’s domestic subsidiaries to incur additional debt in excess of $25.0 million. The Revolving Credit Facilities limit annual cash acquisition spending to $100.0 million in the aggregate for any calendar year; provided that amounts unused in any year may be rolled over to the following years, but may not exceed $250.0 million in any calendar year. Annual common stock buybacks and dividend payments on the Company’s capital stock are limited to $95.0 million in the aggregate for any calendar year, of which $45.0 million may be used for dividend payments on the Company’s convertible preferred stock and $50.0 million may be used for dividend payments on the Company’s capital stock (including common stock) and for common stock buybacks. Any unused portion of the permitted amount of $50.0 million, may be rolled over into successive years; provided that all such payments in any calendar year may not exceed $125.0 million in the aggregate. The Company’s permitted level of annual capital expenditures is limited to $225.0 million; provided that amounts unused in any year up to $50.0 million may be rolled over to the next year.

Other Committed and Uncommitted Facilities
In addition to the Revolving Credit Facilities, at September 30, 2004 the Company had a committed line of credit for $0.7 million. At September 30, 2004, no amounts were outstanding under these committed lines of credit. The Company’s committed borrowings are repayable upon maturity.

At September 30, 2004, the Company also had $684.1 million of uncommitted lines of credit, 69.6% of which were provided by banks participating in the Revolving Credit Facilities. At September 30, 2004, $74.0 million was outstanding under these uncommitted lines of credit. The Company’s uncommitted borrowings are repayable upon demand.

Common Stock and Preferred Stock Offerings
In 2003, the Company filed a universal shelf registration statement providing for the potential issuance and sale of securities in an aggregate amount of up to $1,800.0 million. On December 16, 2003, in a concurrent offering, the Company issued 25.8 million shares of common stock and issued 7.5 million shares of 3-year Series A Mandatory Convertible Preferred Stock (the “Preferred Stock”) under this shelf registration statement. The total net proceeds received from these offerings was approximately $693 million. The Preferred Stock carries a dividend yield of 5.375%. On maturity, each share of the Preferred Stock will convert, subject to adjustment, to between 3.0358 and 3.7037 shares of common stock, depending on the then-current market price of the Company’s common stock, representing a conversion premium of approximately 22% over the common stock offering price of $13.50 per share. Under certain circumstances, the Preferred Stock may be converted prior to maturity at the option of the holders or the Company.

In January 2004, the Company used approximately $246 million of the net proceeds from the offerings to redeem the Company’s 1.80% Convertible Subordinated Notes due 2004. The remaining proceeds are being used for general corporate purposes and to further strengthen the Company’s balance sheet and financial condition.

The Company will pay annual dividends on each share of Preferred Stock in the amount of $2.6875. Dividends will be cumulative from the date of issuance and will be payable on each payment date to the extent that dividends are not restricted under the Revolving Credit Facilities and assets are legally available to pay dividends. A dividend payment of $0.671875 per share and amounting to $5.0 million was declared on August 2, 2004 and was paid on September 15, 2004 to stockholders of record at the close of business on September 1, 2004.

Other
On March 25, 2004, Moody’s Investor Services, Inc. affirmed the Company’s senior unsecured and subordinated debt ratings at Baa3 and Ba1, respectively, with a stable outlook. On April 2, 2004, Fitch Ratings affirmed the Company’s senior unsecured, and subordinated debt ratings at BB+ and BB-, respectively, with a stable outlook. Standard & Poor’s Ratings Services (“S&P’s”) rates the Company’s senior unsecured debt at BB+ with a negative outlook. However, as of September 14, 2004, S&P placed the Company on credit watch with negative implications.

Liquidity Outlook
The Company continues to believe that cash on hand and cash flow from operations, together with existing lines of credit and refinancings thereof, will be sufficient to fund the Company’s working capital needs and other obligations through the next twelve months. The Company also intends to act opportunistically in accessing the capital markets.

Based on the continuation of current operating trends, the Company believes that it will be in compliance with each of the financial covenants in the New Revolving Credit Facilities for the next 12 months. However, if operating trends do not continue as expected, it is possible that the Company will not meet certain of its financial covenants.

The Company has a number of retirement plans. Due to the deficit in the funded status of these plans, the Company funded its domestic retirement arrangements with contributions of $30.0 million in cash in February 2004. The Company considers that the long-term return on its pension trust assets and the funding available to the Company will be sufficient to finance these obligations.

Acquisitions and Deferred Payments
Historically, the Company has pursued acquisitions to complement and enhance its service offerings and to expand its geographic reach. During the nine months ended September 30, 2004, the Company completed one acquisition for $6.8 million in cash. During the same period in 2003, the Company completed two acquisitions for $4.0 million in cash.

Deferred Payments and Purchase of Additional Interests

Deferred payments (or “earn-outs”) generally tie the aggregate price ultimately paid for an acquisition to its performance and are recorded as an increase to goodwill and other intangibles. The amount of the payment is contingent upon the achievement of projected operating performance targets.

During the first nine months of 2004 and 2003, the Company made the following payments on acquisitions that had closed in prior years:

	Nine Months Ended September 30,
	Deferred Payments		Purchase of Additional Interests
(Dollars in Millions)	2004	2003	2004	2003

Cash	$109.8	$126.2	$18.6	$45.2
Stock	14.6	45.7	1.4	4.6
Total	$124.4	$171.9	$20.0	$49.8

As of September 30, 2004, the Company’s estimate of future deferred payments is as follows:

(Dollars in Millions)	2004	2005	2006	2007	2008 and Thereafter	Total

Cash	$18.3	$40.5	$13.0	$2.1	$5.2	$79.1
Stock	3.5	20.5	4.8	—	—	28.8
Total	$21.8	$61.0	$17.8	$2.1	$5.2	$107.9

The deferred payments noted above that may be required in the future are contingent upon the achievement of projected operating performance targets. The amounts are estimates based on the current projections as to the amount that will be paid and are subject to revisions as the earn-out periods progress.

Put and Call Options

The Company has entered into agreements that may either:  i) require the Company to purchase additional equity interests in certain consolidated subsidiaries (put options) or ii) permit the Company, at its sole discretion, to acquire additional equity interests in certain consolidated subsidiaries (call options). As of September 30, 2004, estimated amounts that would be paid under these arrangements, in the event of exercise at the earliest exercise date, are as follows:

(Dollars in Millions)	2004	2005	2006	2007	2008 and Thereafter	Total
Put Options

Cash	$5.4	$38.0	$2.4	$5.0	$18.3	$69.1
Stock	0.2	—	—	—	—	0.2
Total	$5.6	$38.0	$2.4	$5.0	$18.3	$69.3

Call Options
Cash	$7.2	$15.0	$3.1	$1.2	$15.3	$41.8
Stock	—	—	1.5	—	—	1.5
Total	$7.2	$15.0	$4.6	$1.2	$15.3	$43.3

The actual amount to be paid is generally contingent upon the achievement of projected operating performance targets, satisfying other conditions as specified in the relevant agreement and, with regard to call options, upon the Company’s decision to exercise its option. Estimates of amounts to be paid are believed to approximate fair value.

Unconsolidated Affiliates

The Company has also entered into put and call option agreements with respect to certain companies currently accounted for as unconsolidated affiliates. As of September 30, 2004, the estimated amount that would be paid primarily under put options, in the event of exercise at the earliest exercise date, is as follows:

(Dollars in Millions)	2004	2005	2006	2007	2008 and Thereafter	Total

Cash	$2.0	$9.0	$11.0	$18.7	$5.9	$46.6
Stock	0.9	—	1.3	0.3	1.2	3.7
Total	$2.9	$9.0	$12.3	$19.0	$7.1	$50.3

Other Payments

During the first nine months of 2004 and 2003, the Company made the following payments principally related to loan notes and guaranteed deferred payments that had been previously recognized on the Company’s consolidated balance sheet:

	Nine Months Ended September 30,
(Dollars in Millions)	2004	2003

Cash	$8.6	$19.1
Stock	—	0.1
Total	$8.6	$19.2

As of September 30, 2004, the Company’s estimated liability for other payments are cash amounts of $2.6 million and $1.1 million in 2004 and 2005, respectively.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2003 included in the 2003 Form 10-K. Further, and as summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2003 Form 10-K, the Company believes that certain of these policies are critical because they are both important to the presentation of the Company’s financial condition and results and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and on other factors that it considers reasonable under the circumstances. Estimation methodologies are applied consistently from year to year and there have been no significant changes in the application of the critical accounting policies since December 31, 2003. Actual results may differ from these estimates under different assumptions or conditions.

As of September 30, 2004, the Company has approximately $3 billion in goodwill on its Consolidated Balance Sheet. Future events, including the Company’s financial performance, strategic decisions it might make, or changes in market valuation multiples could lead to further impairment charges.

OTHER MATTERS

Recent Accounting Standards
In 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, along with certain revisions, which addressed consolidation by business enterprises of variable interest entities (“VIEs”) either:  (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. This standard contained multiple effective dates based on the nature, as well as the creation date, of the VIE. The Company adopted the provisions of these interpretations effective December 31, 2003 and has consolidated certain entities meeting the definition of a VIE. Inclusion of these entities, which were included effective January 1, 2004, did not have a material impact on the Company’s financial position or results of operations. As discussed in Note 15, the Company has a variable interest in an entity of which it is the primary beneficiary. The Company has not consolidated this entity as it is unable to obtain the necessary information.

In January 2004, FASB Staff Position No. 106-1 (“FSP 106-1”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit that is actuarially equivalent to that specified under Medicare (Part D) to make a one-time election to defer accounting for the effects of the new legislation. The Company elected, at that time, to defer the accounting for the effects of this legislation until regulations governing actuarial equivalence were issued.

In May 2004, FASB Staff Position No. 106-2 (“FSP 106-2”) was issued which supersedes FSP 106-1 and provides guidance on accounting for the effects of the Medicare prescription legislation provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Company currently provide postretirement health care benefits to employees who were employed by the Company as of January 1, 1988 and life insurance benefits to employees who were employed by the Company as of December 1, 1961. For these employees, the prescription drug benefit provided would be considered to be actuarially equivalent to the benefit provided under the Act. The Company implemented the requirements of this pronouncement in the quarter beginning July 1, 2004. The implementation of FSP 106-2 did not have a material impact on the Company’s financial position or results of operations.

In September 2004, the EITF reached a consensus on the guidance provided by EITF 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share EPS (“EITF 04-8”). The guidance addresses when the dilutive effect of contingently convertible instruments (including debt securities) with a market price trigger should be included in diluted EPS. The Company is in the process of assessing the impact on its contingently convertible instruments and will implement the requirements of EITF 04-8 as required for the quarter and fiscal year ended December 31, 2004. The Company’s current expectation is that up to 65 million shares will be added to the Company’s share base for purposes of EPS calculations when dilutive.

Other Contingencies

At September 30, 2004, the Company had contingent obligations under guarantees of certain obligations of its subsidiaries (“parent company guarantees”). The amount of such parent company guarantees was approximately $606.1 million and relates principally to lines of credit, guarantees of certain media payables and operating leases of certain subsidiaries.  In the event of non-payment by the subsidiary of the obligations covered by the guarantee, the Company would be obliged to pay the amounts. As of September 30, 2004, there are no assets pledged as security for amounts owed under the guarantees.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to interest rates and foreign currencies.

Interest Rates
At September 30, 2004, a significant portion of the Company’s debt obligations were at fixed interest rates. Accordingly, assuming the fixed-rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by approximately $16.9 million if market rates were to increase by 10% and would increase by approximately $16.3 million if market rates were to decrease by 10%. For that portion of the debt that is maintained at variable rates, based on amounts and rates outstanding at September 30, 2004, the change in interest expense and cash flow from a 10% change in rates would be negligible.

Foreign Currencies
The Company faces two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in the Company’s foreign operations are translated into US Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. The Company’s foreign subsidiaries generally collect revenues and pay expenses in currencies other than the US Dollar, mitigating transaction risk. Since the functional currency of the Company’s foreign operations is generally the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders’ equity and does not impact operating results. Revenues and expenses in foreign currencies translate into varying amounts of US Dollars depending upon whether the US Dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect the Company’s consolidated revenues and expenses (as expressed in US Dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations and were not significant in the periods ended September 30, 2004 and 2003. The Company has not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.   Controls and Procedures

Internal control over financial reporting

As previously disclosed, in prior years senior management and the Company’s Audit Committee were informed by PricewaterhouseCoopers (“PwC”), the Company’s independent registered public accounting firm, that PwC considered that there was a “material weakness” (as defined under standards established by the American Institute of Certified Public Accountants) in internal controls relating to the processing and monitoring of inter-company transactions. This material weakness, together with other material weaknesses associated with a lack of adequate balance sheet monitoring, as discussed below, could result in errors in the Company’s Consolidated Financial Statements.

Management continues its focus on balance sheet analysis and will further develop and enhance system-wide monitoring controls to allow it to mitigate the risk that material accounting errors might go undetected and be included in its Consolidated Financial Statements. However, the Company has not fully implemented system wide monitoring controls and formal balance sheet analysis, therefore there can be no assurance that the internal controls in place will mitigate the risk that material accounting errors might go undetected. The Company will also continue to increase and upgrade its accounting and financial reporting resources across all of its entities. The Company’s management believes that a “material weakness” persists with respect to these matters, notwithstanding the remedial action undertaken with respect to inter-company and other transactions. PwC concurs with management’s assessment.

New rules under Section 404 of the Sarbanes-Oxley Act of 2002 require the Company’s report on Form 10-K for 2004 to include a report of management on internal control over financial reporting. Internal control over financial reporting, as defined under these rules, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In its report, the Company’s management will be required, among other things, to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report must also disclose any material weaknesses in internal control over financial reporting identified by management, and if there are any material weaknesses, management must conclude that the Company’s internal control over financial reporting was not effective. A material weakness, under the applicable rules, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In conducting its ongoing assessment of its internal control over financial reporting to prepare for compliance with the requirements under Section 404 of the Sarbanes-Oxley Act, the Company has identified specific additional areas of material weakness in internal controls, as follows:

•                  controls over the application of policies to ensure appropriate revenue recognition;

•                  controls over the proper recognition of expenditures under real estate leases; and

•                  controls over the documentation and control of the financial results reporting process to ensure reports are complete and accurate (including proper authorization for all journal entries posted to the financial statements).

This list may not be complete and may require additions as the Company’s review of internal controls is still in process.

The Company has extensive work remaining to complete its review and assessment of its internal control over financial reporting. The magnitude of the work is attributable partly to the significantly decentralized structure of the Company, and to the significance of the material weakness in monitoring controls. Although the Company has a plan in place to complete all the work necessary for it to present the management report and for PwC to issue its opinion (each as required under the rules adopted pursuant to Section 404) prior to the date on which the Company is required to file its Annual Report on Form 10-K, there is a serious risk that it will not be able to do so. As a result of such risk, PwC has informed the Company’s Audit Committee that it has serious concerns that the current timetable does not allow sufficient time for the Company and PwC to complete their respective responsibilities. The Company is not yet in a position to determine the consequences if it cannot complete the work required, or if PwC cannot issue an opinion associated with Section 404.

The Company has already taken various steps to establish effective control procedures and to maintain the accuracy of its financial disclosures, including the following:

•                  Meeting with management of the Company’s financial and operating units to ensure their understanding of the procedures to be followed and requirements to be met prior to executing the certification letters that accompany the financial statements they submit;

•                  Requiring code of conduct compliance certifications by all significant management of the Company and its subsidiaries prior to submission of financial statements;

•                  Creating a centralized Project Management Office, charged with monitoring and preparing management to report on the Company’s internal control over financial reporting;

•                  Increasing the focus on assessing the financial staff requirements of the Company and hiring new resources;

•                  Continuing a focused effort to establish controls to deter and detect fraud with significant oversight and input by the Company’s Board and Audit Committee including, but not limited to, ensuring proper follow-up and resolution of whistleblowers’ assertions;

•                  Beginning the development of a shared service center program to consolidate various financial transactional functions to attain efficiencies and controls surrounding these activities; and

•                  Detailed results analysis and meetings with all significant business units.

Notwithstanding the foregoing, the Company has determined that a significant amount of work will be required to remediate the above-mentioned material weaknesses in its internal control over financial reporting. Accordingly, the Company expects that it will have material weaknesses in internal control over financial reporting at year-end.

Disclosure controls and procedures

The Company has carried out an evaluation under the supervision of, and with the participation of, the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (including but not limited to steps described above). The Company’s evaluation has disclosed several material internal control weaknesses noted above. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these control weaknesses, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures need to be strengthened and are not sufficiently effective. However, based on significant work performed during the third quarter, including the measures discussed above, management believes that there are no material inaccuracies or omissions of material fact in the third quarter 10-Q. Management, to the best of its knowledge, believes that the financial statements contained in the third quarter 10-Q are fairly presented in all material respects.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls

As described above, the Company has been conducting a complete review of internal control over financial reporting in preparation for the report it will be required to present in its Form 10-K for 2004. That review has included changes in internal control, in addition to the changes made to address deficiencies that were reported before that review began, as described in previous reports on Form 10-K and Form 10-Q. There has been no other change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT

This document contains forward-looking statements. The Company’s representatives may also make forward-looking statements orally from time to time. Statements in this document that are not historical facts, including statements about the Company’s beliefs and expectations, particularly regarding recent business and economic trends, the impact of litigation, the SEC investigation, dispositions, impairment charges, and the integration of acquisitions and restructuring costs, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this section. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such risk factors include, but are not limited to, the following:

•                  risks associated with the effects of global, national and regional economic and political conditions;

•                  the Company’s ability to attract new clients and retain existing clients;

•                  the financial success of the Company’s clients;

•                  the Company’s ability to retain and attract key employees;

•                  developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world;

•                  potential adverse effects if the Company is required to recognize additional impairment charges or other adverse accounting related developments;

•                  potential adverse developments in connection with the SEC investigation;

•                  potential claims relating to termination of the British Grand Prix promoters agreement and Silverstone lease and race contracts;

•                  potential downgrades in the credit ratings of the Company’s securities;

•                  the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities;

•                  risks arising from material weaknesses in internal control over financial reporting.

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in the Company’s 2003 Form 10-K, 2004 Form 10-Qs and other SEC filings.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Federal Securities Class Actions

Thirteen federal securities purported class actions were filed against Interpublic and certain of its present and former directors and officers by a purported class of purchasers of Interpublic stock shortly after Interpublic’s August 13, 2002 announcement regarding the restatement of its previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the court. A consolidated amended complaint was filed on January 10, 2003. These actions have been disclosed in Interpublic’s 2003 Form 10-K and its quarterly reports on Form 10-Q for the first and second quarters of 2004. See Note 14 to the Consolidated Financial Statements. On December 2, 2003, Interpublic reached an agreement in principle to settle the consolidated class action shareholder suits.  On November 4, 2004, the Court entered an order granting final approval of the settlement.

Derivative Actions

Two shareholders acting on behalf of Interpublic filed shareholder derivative suits against the Board of Directors and against Interpublic’s auditors alleging a breach of fiduciary duties to Interpublic’s shareholders. These actions have been disclosed in Interpublic’s 2003 Form 10-K and its quarterly reports on Form 10-Q for the first and second quarters of 2004. See Note 14 to the Consolidated Financial Statements. On January 26, 2004, Interpublic reached an agreement in principle for settlement, agreeing to institute certain corporate governance procedures. On November 4, 2004, the Court entered an order granting final approval of the settlement.

For a discussion of the litigation charge recorded principally in connection with the settlement, see Note 14 to the Consolidated Financial Statements.

SEC Investigation

Interpublic was informed in January 2003 by the Securities and Exchange Commission (the “Commission”) staff that the Commission has issued a formal order of investigation related to the Company’s restatements of earnings for periods dating back to 1997. The matters had previously been the subject of an informal inquiry. Interpublic is cooperating fully with the investigation.

Other Legal Matters

The Company is involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          The information provided below describes various transactions occurring during the quarter in which the Company issued shares of its common stock, par value $.10 per share, (the “Interpublic Stock”) that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”).

1.  On August 16, 2004, the Company issued 13,297 shares of Interpublic Stock and on August 2, 2004, paid $93,857.81 in cash to the two former shareholders of a company which was acquired in the fourth quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $221,140.74 as of the date of issuance.

The shares of Interpublic Stock were issued by the Company without registration in an “offshore transaction” and solely to “non-U.S. persons” in reliance on Regulation S under the Securities Act.

2.  On September 22, 2004, the Company paid $494,228 in cash and issued 15,325 shares of Interpublic Stock to one former shareholder of a company that was acquired by the Company in the second quarter of 2000. This represented a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $164,743 as of the date of issuance. The shares of Interpublic Stock were issued by the Company without registration in an “offshore transaction” and solely to “non-U.S. persons” in reliance on of Regulation S under the Securities Act.

(c)          The following table provides information regarding the Company’s purchases of its equity securities during the period from July 1, 2004 to September 30, 2004:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1-31	9,698 shares	$13.29	—	—
August 1-31	13,348 shares	$11.52	—	—
September 1-30	26,534 shares	$10.69	—	—

Total(1)	49,580 shares	$11.42	—	—

(1)  Consists of restricted shares of Interpublic’s common stock withheld under the terms of grants under employee stock compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the third quarter of 2004 (the “Withheld Shares”).

(2)  The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month, by the aggregate number of shares of Common Stock withheld each month.

(d)         The terms of the Company’s Revolving Credit Facilities restrict (among other things) the Company’s ability to declare or pay dividends and repurchase shares of common stock. Annual common stock buybacks and dividend payments on the Company’s capital stock are limited to $95.0 million in the aggregate for any calendar year, of which $45.0 million may be used for dividend payments on the Company’s convertible preferred stock and $50.0 million may be used for dividend payments on the Company’s capital stock (including common stock) and for common stock buybacks. Any unused portion of the permitted amount of $50.0 million may be rolled over into successive years; provided that all such payments in any calendar year may not exceed $125.0 million in the aggregate.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION
10(i)(A)

Amendment No. 1, dated as of September 29, 2004, to the 364-Day Credit Agreement, dated as of May 10, 2004, among The Interpublic Group of Companies, Inc. (“Interpublic”), the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent (“Citibank”) is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2004.

10(i)(B)

Amendment No. 1, dated as of September 29, 2004, to the 3-Year Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A. is incorporated by a reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K, filed with the SEC on November 5, 2004.

10(iii)(A)(1)

The Interpublic Senior Executive Retirement Income Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.7 of Interpublic’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2004.

10(iii)(A)(2)	The Interpublic Capital Accumulation Plan — Form of Participation Agreement is

incorporated by reference to Exhibit 10.8 of Interpublic’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.

10(iii)(A)(3)

The Interpublic Group of Companies, Inc. 2004 Performance Incentive Plan (the “PIP”) — Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.

10(iii)(A)(4)	PIP — Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to Interpublic’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.

10(iii)(A)(5)	PIP — Form of Option Certificate is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.

10(iii)(A)(6)

Interpublic’s Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) — Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to Interpublic’s Current Report on Form 8-K filed with the SEC on October 27, 2004.

10(iii)(A)(7)

The Non-Management Directors’ Plan — Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of Interpublic’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.

10(iii)(A)(8)	The Non-Management Directors’ Plan — Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of Interpublic’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.

31.1	Certification, dated as of November 9, 2004 and executed by David A. Bell, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-Ox”).

31.2	Certification, dated as of November 9, 2004 and executed by Robert G. Thompson, under Section 302 of S-Ox.

32	Certification, dated as of November 9, 2004 and executed by David A. Bell and Robert G. Thompson, furnished pursuant to Section 906 of S-Ox.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

Date: November 9, 2004	By	/s/ David A. Bell
David A. Bell
Chief Executive Officer and President

Date: November 9, 2004	By	/s/ Robert G. Thompson
Robert G. Thompson
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10(i)(A)

Amendment No. 1, dated as of September 29, 2004, to the 364-Day Credit Agreement, dated as of May 10, 2004, among The Interpublic Group of Companies, Inc. (“Interpublic”), the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent (“Citibank”) is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2004.

10(i)(B)

Amendment No. 1, dated as of September 29, 2004, to the 3-Year Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A. is incorporated by a reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K, filed with the SEC on November 5, 2004.

10(iii)(A)(1)

The Interpublic Senior Executive Retirement Income Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.7 of Interpublic’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2004.

10(iii)(A)(2)

The Interpublic Capital Accumulation Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.8 of Interpublic’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.

10(iii)(A)(3)

The Interpublic Group of Companies, Inc. 2004 Performance Incentive Plan (the “PIP”) — Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.

10(iii)(A)(4)	PIP — Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to Interpublic’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.

10(iii)(A)(5)	PIP — Form of Option Certificate is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.

10(iii)(A)(6)

Interpublic’s Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) — Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to Interpublic’s Current Report on Form 8-K filed with the SEC on October 27, 2004.

10(iii)(A)(7)

The Non-Management Directors’ Plan — Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of Interpublic’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.

10(iii)(A)(8)	The Non-Management Directors’ Plan — Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of Interpublic’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.

31.1	Certification, dated as of November 9, 2004 and executed by David A. Bell, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-Ox”).

31.2	Certification, dated as of November 9, 2004 and executed by Robert G. Thompson, under Section 302 of S-Ox.

32	Certification, dated as of November 9, 2004 and executed by David A. Bell and Robert G. Thompson, furnished pursuant to Section 906 of S-Ox.