Form 10-K
period 2004-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2005-09-30
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 1-6686
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1024020
(State of Incorporation)	(I.R.S. Employer Identification No.)
1114 Avenue of the Americas, New York, New York 10036
(Address of Principal Executive Offices) (Zip Code)
(212) 704-1200
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.10 par value	New York Stock Exchange
Series A Mandatory Convertible Preferred Stock, no par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.	Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).	Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑
      As of June 30, 2005, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was $5,201,493,786. The number of shares of the registrant’s common stock outstanding as of August 31, 2005 was 427,268,023.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE
      This report contains forward-looking statements. We may also make forward-looking statements orally from time to time. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, particularly regarding recent business and economic trends, our internal control over financial reporting, impairment charges, the Securities and Exchange Commission (“SEC”) investigation, credit ratings, regulatory and legal developments, acquisitions and dispositions, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this report under Item 1, Business — Risk Factors. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.
      Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such risk factors include, but are not limited to, the following:

•	risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in our control environment;

•	potential adverse effects to our financial condition, results of operations or prospects as a result of our restatement of prior period financial statements;

•	risks associated with our inability to satisfy covenants under our syndicated credit facilities;

•	our ability to satisfy certain reporting covenants under our indentures;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	potential adverse effects if we are required to recognize additional impairment charges or other adverse accounting-related developments;

•	potential adverse developments in connection with the ongoing SEC investigation;

•	potential downgrades in the credit ratings of our securities;

•	risks associated with the effects of global, national and regional economic and political conditions, including with respect to fluctuations in interest rates and currency exchange rates; and

•	developments from changes in the regulatory and legal environment for advertising and marketing services companies around the world.
      Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in Item 1, Business — Risk Factors, in this report.
AVAILABLE INFORMATION
      Information regarding our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at our website at http://www.interpublic.com, as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. Any document that we file with the SEC may also be read and copied at the SEC’s Public Reference Room located at Room 1580, 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available to the public from the SEC’s website at http://www.sec.gov, and at the offices of the New York Stock Exchange. For further information on obtaining copies of our public filings at the New York Stock Exchange, please call (212) 656-5060.

ii

      Our Corporate Governance Guidelines, Code of Conduct and each of the charters for the Audit Committee, Compensation Committee and the Corporate Governance Committee are available free of charge on our website at http://www.interpublic.com, or by writing to The Interpublic Group of Companies, Inc., 1114 Avenue of the Americas, New York, New York 10036, Attention: Secretary.
EXPLANATORY NOTE
      The filing of this report for 2004 was delayed because of the extensive additional work necessary to compensate for material weaknesses in our internal control over financial reporting and to complete a restatement of our previously issued Consolidated Financial Statements. The material weaknesses in our internal control over financial reporting are described in Item 8, Management’s Assessment on Internal Control Over Financial Reporting, and Item 9A, Controls and Procedures. All our Consolidated Financial Statements and other financial information included in this report for dates and periods through the third quarter of 2004 have been restated. These Consolidated Financial Statements and financial information have been restated to reflect adjustments to our previously reported financial information for the years ended December 31, 2003, 2002, 2001, and 2000. Our 2004 and 2003 quarterly financial information also has been restated to reflect adjustments to our previously reported financial information for the quarters ended March 31, June 30, and September 30 of those years. The restatement also affects periods prior to 2000, which is reflected as an adjustment to opening retained earnings as of January 1, 2000.
      We have not amended any of our previously filed reports. The Consolidated Financial Statements and other financial information in our previously filed reports for the dates and periods referred to above should no longer be relied upon.
      The broad areas of restatement adjustments primarily relate to errors in the accounting for acquisitions, revenue, leases, and the results of internal investigations into employee misconduct, as well as the impact of other miscellaneous adjustments.
      The following sections of this report contain restatement-related disclosures:

•	Item 6, Selected Financial Data, contains restated financial results;

•	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains restated financial results, the reconciliation of restated amounts to previously released financial information, and an in depth discussion of each category of adjustment recorded;

•	Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Issued Financial Statements, presents restated financial results, the reconciliation of restated amounts to previously released financial information, and an in-depth discussion of each category of adjustment recorded;

•	Item 8, Financial Statements and Supplementary Data, Note 20, Results by Quarter, presents restated financial results and the reconciliation of restated amounts to previously released financial information;

•	Item 8, Management’s Assessment on Internal Control Over Financial Reporting; and

•	Item 9A, Controls and Procedures.

iii

PART I

Item 1.	Business
      The Interpublic Group of Companies, Inc. was incorporated in Delaware in September 1930 under the name of McCann-Erickson Incorporated as the successor to the advertising agency businesses founded in 1902 by A.W. Erickson and in 1911 by Harrison K. McCann. The Company has operated under the Interpublic name since January 1961.
Our Client Offerings
      The Interpublic Group of Companies, Inc. and subsidiaries (the “Company”, “we”, “us” or “our”) is one of the world’s largest advertising and marketing services companies, comprised of hundreds of communication agencies around the world that deliver custom marketing solutions on behalf of our clients. Our agencies cover the spectrum of marketing disciplines and specialties, from traditional services such as consumer advertising and direct marketing, to services such as experiential marketing and branded entertainment. With offices in approximately 130 countries and approximately 43,700 employees, our agencies work with our clients to create global and local marketing campaigns that cross borders and media. These marketing programs seek to build brands, influence consumer behavior and sell products.
      To meet the challenge of an increasingly complex consumer culture, we create customized marketing solutions for each of our clients. Engagements between clients and agencies fall into five basic categories:
      Single discipline model — This model allows clients to have an ongoing relationship with one best-in-class marketing specialist. In this traditional client-agency model, one agency provides service in a single discipline.
      Project collaboration model — Many of our clients have ongoing relationships with only one of our agencies, which specializes in one marketing discipline. However, when the client has a need that requires additional expertise, the agency can turn to an affiliated company for an expansion of capabilities.
      Integrated agency-of-record model — Within our agency groups, there are approximately twenty full-service marketing agencies. These agencies offer multidisciplinary solutions for their clients, including advertising, direct marketing, interactive services, public relations, promotions and other specialties, under one roof.
      Lead company model — For clients needing world-class expertise across global markets in many marketing disciplines, we offer this solution in which one lead agency manages the work of multiple partner agencies on an on-going basis.
      Virtual network model — To capitalize on the fullest range of the marketing spectrum that we have to offer, clients can formalize a relationship at the holding company level. A channel-neutral team becomes the client’s brand steward and coordinates the work of multiple agencies from within our agency groups.
      While our agencies work on behalf of our clients using one of these models, we provide resources and support to ensure that our agencies can best meet our clients’ needs. Based in New York City, the holding company sets company-wide financial objectives, directs collaborative inter-agency programs, establishes fiscal management and operational controls, guides personnel policy, conducts investor relations and initiates, manages and approves mergers and acquisitions. In addition, it provides limited centralized functional services that offer our companies some operational efficiencies, including accounting and finance, marketing information retrieval and analysis, legal services, real estate expertise, recruitment aid, employee benefits and executive compensation management.

Our Disciplines and Agencies
      We have hundreds of specialized agencies. The following is a sample of some of our brands.
      Our global networks offer our largest clients a full range of marketing and communications services. Combined, their footprint spans approximately 130 countries:

•	McCann Erickson Worldwide

•	Foote Cone & Belding Worldwide

•	Lowe Worldwide
      We have many full-service marketing agencies whose distinctive resources provide clients with multi-disciplinary communication services:

•	Campbell-Ewald

•	Carmichael Lynch

•	Deutsch

•	Hill Holliday

•	The Martin Agency

•	Springer & Jacoby
      We also have many domestic advertising agencies that provide North American clients with traditional services in print and broadcast media:

•	Austin Kelley

•	Avrett Free & Ginsberg

•	Campbell Mithun

•	Dailey & Associates

•	Gillespie

•	Gotham

•	Jay Advertising

•	Mullen

•	Tierney Communications

•	TM Advertising
      Our direct marketing agencies deliver one-to-one marketing that communicates directly with consumers in relevant and innovative ways:

•	Draft Worldwide

•	MRM Partners Worldwide

•	The Hacker Group
      Our interactive agencies seek to provide best-in-class digital marketing solutions for many of our largest clients:

•	R/ GA

•	FCBi

•	Zentropy

      We have a worldwide leader in experiential marketing, Jack Morton Worldwide, as part of our agency group. Jack Morton creates interactive experiences whose goal is to improve performance, increase sales and build brand recognition. The agency produces meetings and events, environmental design, exhibits, digital media and learning programs.
      Our media offering takes advantage of changes in today’s fragmented media landscape, with capabilities in planning, research, negotiating, product placement and programming:

•	Initiative

•	MAGNA Global

•	Universal McCann
      To help activate consumer demand, our promotion agencies offer clients a range of options, including sweepstakes, incentive programs, sampling opportunities and trade programming:

•	Marketing Drive

•	Momentum

•	The Properties Group

•	Zipatoni
      Our public relations agencies offer such worldwide services as consumer PR, corporate communications, crisis management, web relations and investor relations:

•	DeVries Public Relations

•	Golin Harris

•	MWW Group

•	Weber Shandwick
      We also have special marketing services agencies that we believe are best-in-class for their niche markets:

•	Marketing Accountability Practice (marketing accountability/ ROI)

•	frank about women

•	KidCom (youth marketing)

•	NAS (recruitment)

•	Newspaper Services of America (newspaper services)

•	OSI (outdoor advertising)

•	Wahlstrom Group (yellowpages)

•	Women2Women Communications
      Our sports and entertainment marketing firms manage top athletes and sporting events and represent some of the world’s most-recognized celebrities:

•	Bragman Nyman Cafarelli

•	Octagon

•	PMK/ HBH

•	Rogers & Cowan

      Our affiliated multicultural agency partners, in which we own a minority interest, target specific demographic segments:

•	Accent Marketing (Hispanic)

•	Casanova Pendrill (Hispanic)

•	GlobalHue (diverse segments)

•	IW Group (Asian-Pacific-American)

•	SiboneyUSA (Hispanic)

•	Ten Communications (Asian-American)
      We have organized our agencies into five global operating divisions and a group of leading stand-alone agencies. Four of these divisions, McCann WorldGroup(“McCann”), The FCB Group (“FCB”), The Lowe Group (“Lowe”) and Draft Worldwide (“Draft”), provide a distinct comprehensive array of global communications and marketing services. The fifth global operating division, The Constituent Management Group (“CMG”), including Weber Shandwick, FutureBrand, DeVries Public Relations, Golin Harris, Jack Morton and Octagon Worldwide (“Octagon”), provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity and strategic marketing consulting.
      Our leading stand-alone agencies provide clients with a full range of advertising and marketing services. These agencies partner with our global operating groups as needed, and include Deutsch, Campbell-Ewald, Hill Holliday and The Martin Agency. We believe this organizational structure allows us to provide comprehensive solutions for clients, enables stronger financial and operational growth opportunities and allows us to improve operating efficiencies within our organization. We practice a decentralized management style, providing agency management with a great deal of operational autonomy, while holding them broadly responsible for their agencies’ financial and operational performance.
Our Financial Reporting Segments
      For financial reporting purposes, we have three reporting segments. The largest segment, Integrated Agency Networks (“IAN”), is comprised of McCann, FCB, Lowe, Draft and our leading stand-alone agencies. CMG comprises our second reporting segment. Our third reporting segment was comprised of our Motorsports operations, which were sold during 2004. IAN also includes our media agencies, Initiative Media and Magna Global which are part of our leading stand-alone agencies, and Universal McCann which is part of McCann. Our media offering creates integrated communications solutions, with services that cover the full spectrum of communication needs, including channel strategy, planning and buying, consulting, production, and post-campaign analysis. See Note 18 to the Consolidated Financial Statements for further discussion.
Principal Markets
      Our agencies are located in approximately 130 countries and in every significant market. We provide services for clients whose businesses are broadly international in scope, as well as for clients whose businesses are limited to a single country or a small number of countries. Based on revenue for the year ended December 31, 2004, our five principal markets are the US, Europe (excluding the United Kingdom (“UK”), the UK, Asia Pacific and Latin America, which represented 54.9%, 19.2%, 10.3%, 7.5% and 3.8% of our total revenue, respectively. For information concerning revenues and long-lived assets on a geographical basis for each of the last three years, see Note 18 to the Consolidated Financial Statements.
Sources of Revenue
      We generate revenue from fees and commissions. Our primary sources of revenue are the planning and execution of advertising programs in various media and the planning and execution of other marketing and communications programs. The fee and commission amounts vary depending on the level of client spending or the time we incur performing the specific services required by a client plus the reimbursement of other costs.
      Historically, revenues for creation, planning and placement of advertising were derived predominantly from commissions. These services are now being provided on a negotiated fee basis and to a lesser extent on a commission basis. Fees are usually calculated to reflect hourly rates plus proportional overhead and a mark-up. Many clients are now including an incentive compensation component in their total compensation package. This provides added revenue based on achieving mutually agreed upon metrics within specified time periods. Commissions are earned based on services provided, and are usually based as a percentage or fee over the total cost and expense to complete the assignment. They can also be derived when clients pay us the gross rate billed by media and we pay for media at a lower net rate. The difference is the commission that is earned by us, which is either retained in total or shared with the client depending on the nature of the services agreement.
      We pay the media charges with respect to contracts for advertising time or space that we place on behalf of our clients. To reduce our risk from a client’s non-payment, we generally pay media charges only after we have received funds from our clients. Generally, we act as the client’s agent rather than the primary obligor. In some instances we agree with the media provider that we will only be liable to pay the media after the client has paid us for the media charges.
      We also generate revenue in negotiated fees from our public relations, sales promotion, event marketing, sports and entertainment marketing and corporate and brand identity services.
      Our revenue is dependent upon the advertising, marketing and corporate communications requirements of our clients and tends to be higher in the second half of the calendar year as a result of the holiday season and lower in the first half as a result of the post-holiday slow-down of client activity. Our agencies generally have written contracts with their clients which dictate proportional performance, monthly basis or completed contract revenue recognition. Fee revenue recognized on a completed contract basis also contributes to the higher seasonal revenues experienced in the fourth quarter due to the majority of our contracts ending at December 31. As is customary in the industry, these contracts provide for termination by either party on relatively short notice, usually 90 days. See Note 1 to the Consolidated Financial Statements for further discussion of our revenue recognition accounting policies.
Clients
      In the aggregate, our top ten clients that made the largest revenue contribution accounted for approximately 23.5% and 22.7% of revenue in 2004 and 2003, respectively. Based on revenue for the year ended December 31, 2004, our largest clients were General Motors Corporation, Johnson & Johnson, L’Oreal, Microsoft and Unilever. While the loss of the entire business of any one of our largest clients might have a material adverse effect upon our business, we believe that it is very unlikely that the entire business of any of these clients would be lost at the same time. This is because we represent several different brands or divisions of each of these clients in a number of geographic markets, in each case through more than one of our agency systems. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to a competing agency, and a client may reduce its marketing budget at any time.
Personnel
      As of December 31, 2004, we employed approximately 43,700 persons, of whom 18,400 were employed in the US. Because of the personal service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. There is keen competition for qualified employees.

Risk Factors
      We are subject to a variety of possible risks that could adversely impact our revenues, results of operations or financial condition. Some of these risks relate to the industry in which we operate, while others are more specific to us. The following factors set out potential risks we have identified that could adversely affect us. See also Statement Regarding Forward-Looking Disclosure.

•	We have restated our previously issued financial statements.
      As a result of the restatement presented in this annual report, we have recorded liabilities for vendor discounts and other obligations that will necessitate cash settlement which may negatively impact our cash flow in future years. We may also become subject to additional scrutiny in our ongoing SEC investigation or new regulatory actions or civil litigation that could require us to pay fines or other penalties or damages. In addition, we may become subject to further ratings downgrades and negative publicity and may lose or fail to attract and retain key clients, employees and management personnel as a result of these matters.

•	We have numerous material weaknesses in our internal control over financial reporting.
      As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of our internal control over financial reporting. In performing our assessment we identified numerous material weaknesses in our internal control over financial reporting and management has assessed that our internal control over financial reporting was not effective as of December 31, 2004. For a detailed description of these material weaknesses, see Item 8, Management’s Assessment on Internal Control Over Financial Reporting. It is possible had we been able to complete our assessment that additional material weaknesses may have been identified. Each of our material weaknesses results in more than a remote likelihood that a material misstatement will not be prevented or detected. As a result, we must perform extensive additional work to obtain assurance regarding the reliability of our financial statements. Even with this additional work, given the extensive material weakness identified, there is a risk of additional errors not being prevented or detected which could result in additional restatements.

•	We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.
      Because of our decentralized structure and our many disparate accounting systems of varying quality and sophistication, we have extensive work remaining to remedy our material weaknesses in internal control over financial reporting. We are in the process of developing and implementing a full work plan for remedying all of the identified material weaknesses and we expect that this work will extend into the 2006 fiscal year and possibly beyond. There can be no assurance as to when the remediation plan will be fully completed and when it will be implemented. Until our remedial efforts are completed, we will continue to incur the expenses and management burdens associated with the manual procedures and additional resources required to prepare our consolidated financial statements. There will also continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC, that a default under the indentures governing our default securities could occur and that our future financial statements could contain errors that will be undetected.

•	Until our auditor can provide us with an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting, we will continue to suffer certain adverse consequences under the federal securities laws.
      The report of PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, on our internal control over financial reporting disclaims an opinion on management’s assessment of our internal control over financial reporting. See Item 8, Report of Independent Registered Public Accounting Firm.
      As a result of this disclaimer received from PwC, the SEC staff considers our SEC filings not to be current for purposes of certain of the SEC’s rules. We are unable to use “short-form” registration (registration that allows us to incorporate by reference our Form 10-K, Form 10-Q and other SEC reports into our registration statements) or, for most purposes, shelf registration, until twelve complete months have passed after we file an annual report or amended annual report containing an audit report on internal control over financial reporting that does not disclaim an opinion.
      In addition, any holder of restricted securities within the meaning of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), who is our “affiliate” for purposes of the US securities laws will be unable to sell such securities in reliance on Rule 144, unless such holder obtains no-action relief from the SEC.
      Likewise, until we file an annual report or amended annual report containing an audit report on internal control over financial reporting that does not disclaim an opinion on our assessment or on the effectiveness of our internal control over financial reporting, we are ineligible to use Form S-8. We use Form S-8 to register grants of equity compensation to our employees, including grants in the form of options and restricted stock. Although Form S-1 is still available for such purposes, the unavailability of Form S-8 reduces our flexibility in granting options and restricted stock to some employees.

•	We face substantial ongoing costs associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act.
      We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting. We expect that this work will extend into the 2006 fiscal year and possibly beyond. The cost of this work will be significant in 2005 and 2006. These matters will continue to require a large amount of time of our financial management and external resources so long as the remediation work continues.

•	Ongoing SEC investigations regarding our accounting restatements could adversely affect us.
      In January 2003, the SEC issued a formal order of investigation related to our restatements of earnings for periods dating back to 1997. On April 20, 2005, we received a subpoena from the SEC under authority of the order of investigation requiring production of additional documents relating to the potential restatement we announced in March 2005. The SEC is investigating the restatement detailed in Note 2 to the Consolidated Financial Statements. While we are cooperating fully with the investigation, adverse developments in connection with the investigation, including any expansion of the scope of the investigation, could negatively impact us and could divert the efforts and attention of our management team from our ordinary business operations. In connection with any SEC investigation, it is possible that we will be required to pay fines, consent to injunctions on future conduct or suffer other penalties, any of which could have a material adverse effect on us.

•	We operate in a highly competitive industry.
      The marketing communications business is highly competitive. Our agencies and media services must compete with other agencies, and with other providers of creative or media services, in order to maintain existing client relationships and to win new clients. The client’s perception of the quality of an agency’s creative work, our reputation and the agency’s reputation are important factors in determining our competitive position. An agency’s ability to serve clients, particularly large international clients, on a broad geographic basis is also an important competitive consideration. On the other hand, because an agency’s principal asset is its people, freedom of entry into the business is almost unlimited and a small agency is, on occasion, able to take all or some portion of a client’s account from a much larger competitor.
      Some clients require agencies to compete for business periodically. We have lost client accounts in the past as a result of such periodic competitions. To the extent that our clients require us to participate in open competitions to maintain accounts, it increases the risk of losing those accounts.
      Our large size may limit our potential for securing new business, because many clients prefer not to be represented by an agency that represents a competitor. Also, clients frequently wish to have different products represented by different agencies. Our ability to attract new clients and to retain existing clients may, in some cases, be limited by clients’ policies or perceptions about conflicts of interest. These policies can, in some cases, prevent one agency, or even different agencies under our ownership, from performing similar services for competing products or companies.

      In addition, if our recent financial reporting difficulties were to persist, it could divert the efforts and attention of our management from our ordinary business operations or have an adverse impact on clients’ perception of us and adversely affect our overall ability to compete for new and existing business.

•	We may lose or fail to attract and retain key employees and management personnel.
      Employees, including creative, research, media, account and practice group specialists, and their skills and relationships with clients, are among our most important assets. An important aspect of our competitiveness is our ability to attract and retain key employees and management personnel.
      Compensation for these key employees and management personnel is an essential factor in attracting and retaining them, and there can be no assurance that we will offer a level of compensation sufficient to do so. Equity-based compensation, including in the forms of options and restricted stock, plays an important role in our compensation of new and existing talent. Until we have received an unqualified opinion on management’s assessment on the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm, our ability to use equity-based compensation to compensate or attract employees and management personnel could be limited. In particular, the ability to exercise outstanding options will be limited, as will negotiated grants of options or restricted stock. Our current financial reporting difficulties could adversely affect our ability to recruit and retain key personnel.

•	As a marketing services company, our revenues are highly susceptible to declines as a result of unfavorable economic conditions.
      Economic downturns often more severely affect the marketing services industry than many other industries. In the past, clients have responded, and may respond in the future, to weak economic performance in any region where we operate by reducing their marketing budgets, which are generally discretionary in nature and easier to reduce in the short-term than other expenses related to operations.

•	Our liquidity profile has recently been adversely affected.
      In recent periods we have experienced operating losses which have adversely affected our cash flows from operations. In addition, our 364-day credit facility will expire on September 30, 2005. We have recorded liabilities and incurred substantial professional fees in connection with the restatement. It is also possible that we will be required to pay fines or other penalties or damages in connection with the ongoing SEC investigation or future regulatory actions or civil litigation. These items have impacted and will impact our liquidity in future years negatively and could require us to seek new or additional sources of liquidity to fund our working capital needs, for example, through capital markets transactions. There can be no guarantee that we would be able to access any such new sources of new liquidity on commercially reasonable terms or at all. If we are unable to do so, our working capital position would be adversely affected.

•	Downgrades of our credit ratings could adversely affect us.
      Our current long-term debt credit ratings as of September 26, 2005 are Baa3 with negative outlook, BB- with negative outlook and B+ with negative outlook, as reported by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. Although a ratings downgrade by any of the ratings agencies will not trigger an acceleration of any of our indebtedness, a downgrade may adversely affect our ability to access capital and would likely result in more stringent covenants and higher interest rates under the terms of any new indebtedness.

•	International business risks could adversely affect our operations.
      International revenues represent a significant portion of our revenues, approximately 45% in 2004. Our international operations are exposed to risks which affect foreign operations of all kinds, including, for example, local legislation, monetary devaluation, exchange control restrictions and unstable political conditions. These risks may limit our ability to grow our business and effectively manage our operations in those countries. In addition, because a high level of our revenues and expenses is denominated in currencies other than the US dollar, primarily the Euro and Pound Sterling, fluctuations in exchange rates between the US dollar and such currencies may materially affect our financial results.

•	In 2004 and prior years, we recognized substantial impairment charges and increased our deferred tax valuation allowances, and we may be required to record additional charges in the future related to these matters.
      We evaluate all of our long-lived assets (including goodwill, other intangible assets and fixed assets), investments and deferred tax assets for possible impairment or realizability at least annually and whenever there is an indication of impairment or lack of realizability. If certain criteria are met, we are required to record an impairment charge or valuation allowance. In the past, we have recorded substantial amounts of goodwill, investment and other impairment charges, and have been required to establish substantial valuation allowances with respect to deferred tax assets and loss carry-forwards.
      As of December 31, 2004, we have substantial amounts of intangibles, investments and deferred tax assets on our consolidated Balance Sheet. Future events, including our financial performance and the strategic decisions we make, could cause us to conclude that further impairment indicators exist and that the asset values associated with intangibles, investments and deferred tax assets may have become impaired. Any resulting impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized.
      Any future impairment charge (excluding valuation allowance charges) could also adversely affect our financial condition and result in a violation of the financial covenants of our Three-Year Revolving Credit Facility, which requires us to maintain minimum levels of consolidated EBITDA (as defined in that facility) and established ratios of debt for borrowed money to consolidated EBITDA and interest coverage ratios. A violation of any of these financial covenants could trigger a default under this facility and adversely affect our liquidity.

•	We are subject to certain restrictions and must meet certain minimum financial covenants under our Revolving Credit Facility.
      Our Three-Year Revolving Credit Facility contains covenants that limit our flexibility in a variety of ways and that require us to meet specified financial ratios. These covenants have recently been amended. As amended, the Three-Year Revolving Credit Facility does not permit us (i) to make cash acquisitions in excess of $50.0 million until October 2006, or thereafter in excess of $50.0 million until expiration of the agreement in May 2007, subject to increases equal to the net cash proceeds received in the applicable period from any disposition of assets; (ii) to make capital expenditures in excess of $210.0 million annually; (iii) to repurchase or to declare or pay dividends on our capital stock (except for any convertible preferred stock, convertible trust preferred instrument or similar security, which includes our outstanding 5.40% Series A Mandatory Convertible Preferred), except that we may repurchase our capital stock in connection with the exercise of options by our employees or with proceeds contemporaneously received from an issue of new shares of our capital stock; and (iv) to incur new debt at our subsidiaries, other than unsecured debt incurred in the ordinary course of business, which may not exceed $10.0 million in the aggregate with respect to our US subsidiaries.
      Under the Three-Year Revolving Credit Facility, we are also subject to financial covenants with respect to our interest coverage ratio, debt to EBITDA ratio and minimum EBITDA. We have amended the financial covenants as they apply to periods beginning with the third quarter of 2005. There can be no assurance that we will be able to comply with these covenants for the third quarter 2005.

•	We may not be able to meet our performance targets and milestones.
      From time to time, we communicate to the market certain targets and milestones for our financial and operating performance including, but not limited to, the areas of revenue growth, operating expense reduction and operating margin growth. These targets and milestones are intended to provide metrics against which to evaluate our performance, but they should not be understood as predictions or guidance about our expected performance. Our ability to meet any target or milestone is subject to inherent risks and uncertainties, and we caution investors against placing undue reliance on them. See Statement Regarding Forward-Looking Disclosure.

•	We are subject to regulations that could restrict our activities or negatively impact our revenues.
      Our industry is subject to government regulation, both domestic and foreign. There has been an increasing tendency in the US on the part of advertisers to resort to the courts and industry and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to the advertising for certain products. Representatives within government bodies, both domestic and foreign, continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures and consequently our revenues.

Item 2.	Properties
      Substantially all of our office space is leased from third parties with expiration dates ranging from one to twenty-five years. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See Note 19 to the Consolidated Financial Statements for a discussion of our lease commitments.

Item 3.	Legal Proceedings
      We are or have been involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition except as described below.
Federal Securities Class Actions
      During the fourth quarter 2004, the settlement of thirteen class actions under the federal securities laws became final. The class actions were filed against the Company and certain of our present and former directors and officers on behalf of a purported class of purchasers of our stock shortly after our August 13, 2002 announcement regarding the restatement of our previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the court and lead counsel was appointed for all plaintiffs on November 15, 2002. On December 2, 2003, we reached an agreement in principle to settle the consolidated class action shareholder suits in federal district court in New York. Under the terms of the settlement, we agreed to pay $115.0 million, comprised of $20.0 million in cash and $95.0 million in shares of our common stock at a value of $14.50 per share. On November 4, 2004, the court entered an order granting final approval of the settlement. The term of appeal for the settlement expired on December 6, 2004. During the fourth quarter of 2004, the $20.0 million cash portion of the settlement was paid into escrow and $0.8 million of the settlement shares were issued to the plaintiffs’ counsel as payment of their fee. We recognized the cost of the settlement in 2003. For a discussion of the litigation charge recorded principally in connection with the settlement, see Note 19 to the Consolidated Financial Statements.

Derivative Actions
      In the fourth quarter of 2004, the settlement of a shareholder derivative suit became final. The suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of Interpublic against the Board of Directors and against our auditors. This suit alleged a breach of fiduciary duties to our shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in New York Supreme Court, New York County. On January 26, 2004, we reached an agreement in principle to settle these derivative actions, agreeing to institute certain corporate governance procedures prescribed by the court. On June 11, 2004, the court entered an order granting preliminary approval to the proposed settlement. These governance procedures have been adopted as part of our Corporate Governance Guidelines (which can be found on our website). The court held a final approval and fairness hearing on October 22, 2004, and on November 4, 2004, the court entered an order granting final approval of the settlement.
SEC Investigation
      In January 2003, the SEC issued a formal order of investigation related to our restatements of earnings for periods dating back to 1997. On April 20, 2005, we received a subpoena from the SEC under authority of the order of investigation requiring production of additional documents relating to the potential restatement we announced in March 2005. The SEC is investigating the restatement detailed in Note 2 to the Consolidated Financial Statements. We are cooperating fully with the investigation.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Price Range of Common Stock
      Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IPG.” The following table provides the high and low closing sales prices per share for the periods shown below as reported on the NYSE. At August 31, 2005, there were 16,275 registered holders of our common stock.

	NYSE Sale Price

Period	High	Low

2005:
Second Quarter	$13.28	$12.11
First Quarter	$13.68	$11.50
2004:
Fourth Quarter	$13.50	$10.95
Third Quarter	$13.62	$10.51
Second Quarter	$16.43	$13.73
First Quarter	$17.19	$14.86
2003:
Fourth Quarter	$16.41	$13.55
Third Quarter	$15.44	$12.94
Second Quarter	$14.55	$9.30
First Quarter	$15.38	$8.01
Dividend Policy
      No dividend was paid on our common stock during 2003, 2004, or the first three quarters of 2005. Our future dividend policy will be determined on a quarter-by-quarter basis and will depend on earnings, financial condition, capital requirements and other factors. For a discussion of the restrictions under our amended revolving credit facility, which limits our ability to declare or pay dividends, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
Transfer Agent and Registrar for Common Stock
      The transfer agent and registrar for our common stock is:

Mellon Investor Services, Inc.
44 Wall Street, 6th Floor
New York, NY 10005
Tel: (877) 363-6398
Sales of Unregistered Securities
      In the fourth quarter of 2004, we issued common stock without registration under the Securities Act in payment of deferred compensation for acquisitions we made in earlier periods. The specific transactions were as follows:

•	On November 22, 2004, we issued 29,015 shares of our common stock to a shareholder of a company in connection with the purchase of 49% of the common stock of such company in the fourth quarter of 1999. The shares of our common stock had a market value of $351,114 as of the date of issuance and were issued without registration in reliance on Section 4(2) under the Securities Act, based on the status of the shareholder as an accredited investor.

•	On October 26, 2004, we issued 296,928 shares of our common stock to four former shareholders of a company as a final deferred payment for 100% of the shares of the company, which we acquired in the third quarter of 2000. The shares of our common stock were valued at $3,327,389 as of the date of issuance and were issued without registration in reliance on Regulation S under the Securities Act.

•	On October 19, 2004, we issued 115,838 shares of our common stock, and on November 18, 2004 we issued 242,713 shares of our common stock, to four former shareholders of a company for shares we acquired in the first quarter of 1997 and in the second quarter of 2004. The shares of our common stock were valued at $1,742,671 and $2,698,491, as of their respective dates of issuance, and were issued without registration in reliance on Regulation S under the Securities Act.

Repurchase of Equity Securities
      The following table provides information regarding our purchases of equity securities during the fourth quarter of 2004:

				Maximum
				Number
				of Shares
		Average	Total Number of Shares	that May Yet Be
	Total Number	Price	Purchased as Part of	Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans
	Purchased	Share(2)	Plans or Programs	or Programs

October 1-31	10,285	$11.34	—	—
November 1-30	2,461	$12.22	—	—
December 1-31	9,657	$12.97	—	—
Total(1)	22,403	$12.14	—	—

(1)	Consists of restricted shares of our common stock withheld under the terms of grants under employee stock compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the “Withheld Shares”).

(2)	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of our common stock withheld each month.

Item 6.	Selected Financial Data
      The following financial data at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 has been derived from the audited financial statements of the Company which appear elsewhere in this document. The audited financial statements at December 31, 2003 and for the years ended December 31, 2003 and 2002 have been restated and the financial data presented below reflects the restatement. The following financial data at December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 has been derived from unaudited financial statements and includes the effects of the restatement items discussed in Item 8, Financial Statements and Supplementary Data, and Note 2, Restatement of Previously Issued Financial Statements. The Selected Financial Data should be read in conjunction with:

•	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Issued Financial Statements

•	Item 8, Financial Statements and Supplementary Data, Note 20, Results by Quarter

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND SELECTED FINANCIAL DATA

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

		(Restated)	(Restated)	(Restated)	(Restated)
	(Amounts in Millions, Except Per Share Amounts)
REVENUE	$6,387.0	$6,161.7	$6,059.1	$6,598.5	$6,872.2

OPERATING EXPENSES:
Salaries and related expenses	3,733.5	3,500.6	3,396.7	3,634.5	3,830.8
Office and general expenses	2,249.8	2,225.7	2,248.7	2,398.5 (1)	2,173.0 (1)
Restructuring charges	62.2	172.9	7.9	629.5	158.3
Long-lived asset impairment and other charges	322.2	294.0	130.0	300.7	—
Motorsports contract termination costs	113.6	—	—	—	—

Total operating expenses	6,481.3	6,193.2	5,783.3	6,963.2	6,162.1

OPERATING INCOME (LOSS)	(94.3)	(31.5)	275.8	(364.7)	710.1

EXPENSE AND OTHER INCOME:
Interest expense	(172.0)	(207.0)	(158.7)	(169.0)	(127.3)
Debt prepayment penalty	(9.8)	(24.8)	—	—	—
Interest income	50.7	39.3	30.6	41.7	57.4
Investment impairments	(63.4)	(71.5)	(40.3)	(212.4)	(3.9)
Litigation charges	32.5	(127.6)	—	—	—
Other income (expense)	(10.7)	50.3	8.3	14.5	45.3

Total expense and other income	(172.7)	(341.3)	(160.1)	(325.2)	(28.5)

Income (loss) from continuing operations before provision for income taxes	(267.0)	(372.8)	115.7	(689.9)	681.6
Provision for (benefit of) income taxes	262.2	242.7	106.4	(115.4)	305.9

Income (loss) from continuing operations of consolidated companies	(529.2)	(615.5)	9.3	(574.5)	375.7
Income applicable to minority interests (net of tax)	(21.5)	(27.0)	(30.0)	(27.3)	(38.5)
Equity in net income (loss) of unconsolidated affiliates (net of tax)	5.8	2.4	5.9	3.2	(13.3)

Income (loss) from continuing operations	(544.9)	(640.1)	(14.8)	(598.6)	323.9
Dividends on preferred stock	19.8	—	—	—	—

Net income (loss) from continuing operations	(564.7)	(640.1)	(14.8)	(598.6)	323.9
Income from discontinued operations (net of tax)	6.5	101.0	31.5	15.5	6.4

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(558.2)	$(539.1)	$16.7	$(583.1)	$330.3

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(1.36)	$(1.66)	$(0.04)	$(1.62)	$0.90
Discontinued operations	0.02	0.26	0.08	0.04	0.02

Total	$(1.34)	$(1.40)	$0.04	$(1.58)	$0.92

Diluted:
Continuing operations	$(1.36)	$(1.66)	$(0.04)	$(1.62)	$0.87
Discontinued operations	0.02	0.26	0.08	0.04	0.02

Total	$(1.34)	$(1.40)	$0.04	$(1.58)	$0.89

Weighted-average shares:
Basic	415.3	385.5	376.1	369.0	359.6
Diluted	415.3	385.5	376.1	369.0	370.5
OTHER DATA
Cash dividends per share of common stock	$—	$—	$0.38	$0.38	$0.37
Cash dividends per share of preferred stock	$2.69	$—	$—	$—	$—
Capital expenditures	$(194.0)	$(159.6)	$(171.4)	$(257.5)	$(246.9)
Actual number of employees	43,700	43,400	45,800	50,500	58,400

(1)	Includes amortization expense of $161.0 and $132.3 in 2001 and 2000, respectively.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)

	As of December 31,

	2004	2003	2002	2001	2000

		(Restated)	(Restated)	(Restated)	(Restated)
ASSETS:
Cash and cash equivalents	$1,550.4	$1,871.9	$953.2	$938.1	$848.8
Short-term marketable securities	420.0	195.1	30.7	21.2	26.6
Accounts receivable, net of allowances	4,907.5	4,650.3	4,610.1	4,653.1	5,599.6
Expenditures billable to clients	345.2	303.3	387.7	358.4	473.2
Deferred income taxes	261.0	279.7	103.0	136.0	—
Prepaid expenses and other current assets	152.6	232.4	389.6	300.1	235.0

Total current assets	7,636.7	7,532.7	6,474.3	6,406.9	7,183.2

Land, buildings and equipment, net	722.9	697.9	851.1	871.0	845.6
Deferred income taxes	274.2	378.3	534.3	514.0	410.1
Investments	168.7	246.8	326.5	334.6	463.0
Goodwill	3,141.6	3,267.9	3,320.9	2,933.9	2,996.0
Other intangible assets, net of amortization	37.6	43.0	82.4	102.2	87.8
Other assets	290.6	279.3	315.5	277.7	264.6

Total non-current assets	4,635.6	4,913.2	5,430.7	5,033.4	5,067.1

TOTAL ASSETS	$12,272.3	$12,445.9	$11,905.0	$11,440.3	$12,250.3

LIABILITIES:
Accounts payable	$6,128.7	$5,614.7	$5,370.8	$4,711.2	$5,901.5
Accrued liabilities	1,108.6	1,256.7	1,273.9	1,536.5	1,342.1
Short-term debt	325.9	316.9	841.9	428.5	538.0

Total current liabilities	7,563.2	7,188.3	7,486.6	6,676.2	7,781.6
Long-term debt	1,936.0	2,198.7	1,822.2	2,484.6	1,533.8
Deferred compensation and employee benefits	590.7	548.6	534.9	438.6	525.5
Other non-current liabilities	408.9	326.7	270.7	177.3	163.6
Minority interests in consolidated subsidiaries	55.2	64.8	68.0	84.0	93.1

Total non-current liabilities	2,990.8	3,138.8	2,695.8	3,184.5	2,316.0

TOTAL LIABILITIES	10,554.0	10,327.1	10,182.4	9,860.7	10,097.6

TOTAL STOCKHOLDERS’ EQUITY	1,718.3	2,118.8	1,722.6	1,579.6	2,152.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,272.3	$12,445.9	$11,905.0	$11,440.3	$12,250.3

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company”, “we”, “us” or “our”). MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes. The results included in this MD&A have been restated. Our MD&A includes the following sections:
      OVERVIEW provides a description of our business, the drivers of our business, and how we analyze our business. It then provides an analysis of our 2004 performance and a description of the significant events impacting 2004 and thereafter.
      RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2004 compared to 2003 and 2003 compared to 2002.
      LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing, contractual obligations and derivatives and hedging activities.
      INTERNAL CONTROL OVER FINANCIAL REPORTING provides a description of the status of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related rules. For more detail, see Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Issued Financial Statements and Item 9A, Controls and Procedures.
      RESTATEMENT provides a description and reconciliation of the restatement. For additional information, see Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Issued Financial Statements.
      CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
      OTHER MATTERS provides a discussion of our significant non-operational items which impact our financial statements, such as the SEC investigation and material contingencies.
      RECENT ACCOUNTING STANDARDS by reference to Note 1 to the Consolidated Financial Statements, provides a description of accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting standards which were adopted during 2004.
OVERVIEW

Our Business
      We are one of the world’s largest advertising and marketing services companies, comprised of hundreds of communication agencies around the world that deliver custom marketing solutions on behalf of our clients. Our agencies cover the spectrum of marketing disciplines and specialties, from traditional services such as consumer advertising and direct marketing, to services such as experiential marketing and branded entertainment. With offices in approximately 130 countries and approximately 43,700 employees, our agencies work with our clients to create global and local marketing campaigns that cross borders and media. These marketing programs seek to build brands, influence consumer behavior and sell products.
      We have organized our agencies into five global operating divisions and a group of leading stand-alone agencies. Four of these divisions, McCann WorldGroup (“McCann”), The FCB Group (“FCB”), The Lowe Group (“Lowe”) and Draft Worldwide (“Draft”), provide a distinct, comprehensive array of global communications and marketing services. The fifth global operating division, The Constituent Management

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Group (“CMG”), including Weber Shandwick, FutureBrand, DeVries, Golin Harris, Jack Morton and Octagon Worldwide (“Octagon”), provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity and strategic marketing consulting.
      Our leading stand-alone agencies provide clients with a full range of advertising and marketing services. These agencies partner with our global operating groups as needed, and include Deutsch, Campbell-Ewald, Hill Holliday and The Martin Agency. We believe this organizational structure allows us to provide comprehensive solutions for clients, enables stronger financial and operational growth opportunities and allows us to improve operating efficiencies within our organization. We practice a decentralized management style, providing agency management with a great deal of operational autonomy, while holding them broadly responsible for their agencies’ financial and operational performance.
      For financial reporting purposes, we have three reportable segments. The largest segment, Integrated Agency Networks (“IAN”), is comprised of McCann, FCB, Lowe, Draft and our leading stand-alone agencies. CMG comprises our second reportable segment. Our third reportable segment was comprised of our Motorsports operations, which were sold during 2004. IAN also includes our media agencies, Initiative Media and Magna Global which are part of our leading stand-alone agencies, and Universal McCann which is part of McCann. Our media offering creates integrated communications solutions, with services that cover the full spectrum of communication needs, including channel strategy, planning and buying, consulting, production, and post-campaign analysis. See Note 18 to the Consolidated Financial Statements for further discussion.

Business Drivers
      We generate revenue from fees and commissions. Our primary sources of revenue are the planning and execution of advertising programs in various media and the planning and execution of other marketing and communications programs. The fee and commission amounts vary depending on the level of client spending or the time we incur performing the specific services required by a client plus the gross-up of other costs.
      Historically, revenues for creation, planning and placement of advertising were derived predominantly from commissions. These services are now being provided on a negotiated fee basis and to a lesser extent on a commission basis. Fees are usually calculated to reflect hourly rates plus proportional overhead and a mark-up. Many clients are now including an incentive compensation component in their total compensation package. This provides added revenue based on achieving mutually agreed upon metrics within specified time periods. Commissions are earned based on services provided, and are usually based as a percentage or fee over the total cost and expense to complete the assignment. They can also be derived when clients pay us the gross rate billed by media and we pay for media at a lower net rate. The difference is the commission that is earned by us, which is either retained in total or shared with the client depending on the nature of the services agreement.
      We pay the media charges with respect to contracts for advertising time or space that we place on behalf of our clients. To reduce our risk from a client’s non-payment, we generally pay media charges only after we have received funds from our clients. Generally, we act as the client’s agent rather than the primary obligor. In some instances we agree with the media provider that we will only be liable to pay the media after the client has paid us for the media charges.
      We also generate revenue in negotiated fees from our public relations, sales promotion, event marketing, and sports and entertainment marketing and corporate and brand identity services.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Our revenue is dependent upon the advertising, marketing and corporate communications requirements of our clients and tends to be higher in the second half of the calendar year as a result of the holiday season and lower in the first half as a result of the post-holiday slow-down of client activity. Our agencies generally have written contracts with their clients which dictate proportional performance, monthly basis or completed contract revenue recognition. Fee revenue recognized on a completed contract basis also contributes to the higher seasonal revenues experienced in the fourth quarter due to the majority of our contracts ending at December 31. As is customary in the industry, these contracts provide for termination by either party on relatively short notice, usually 90 days. See Note 1 to the Consolidated Financial Statements for further discussion on the revenue recognition accounting policies.
      Our revenue is driven by our ability to maintain and grow existing business as well as generate new business. Our business is directly affected by economic conditions in the industries and regions we serve and by the marketing and advertising requirements and practices of our clients and potential clients. When economic conditions decline, companies generally decrease advertising and marketing budgets, and it becomes more difficult to achieve profitability. Our business is highly competitive, which tends to mitigate our pricing power and that of our competition.
      We believe that expanding the range of services we provide to our key clients is critical to our continued growth. We are focused on strengthening our collaboration across agencies, which we believe will increase our ability to better service existing clients and win new clients.

2004 Performance
      The primary focus of our business analysis is on operating performance — specifically, changes in revenues and operating expenses.
      We analyze the increase or decrease in revenue by reviewing the components of the change, including: the impact of foreign currency rate changes, the impact of acquisitions and divestitures, and the balance, which we refer to as organic revenue change. As economic conditions and demand for our services can vary between geographic regions, we also analyze revenues by domestic and international sources.
      Our operating expenses are in two primary categories: salaries and related expenses, and office and general expenses. As with revenue, we review the following components: impact of foreign currency rate changes, impact of acquisitions and divestitures, and the organic component of the change. Salaries and related expenses tend to fluctuate with changes in revenues and are measured as a percentage of revenues. Office and general expenses, which have both a fixed and variable component, tend not to vary as much with revenue.
      As a part of our restatement process we issued accounting guidance to our agencies to strengthen adherence to Staff Accounting Bulletin 104, Revenue Recognition. Our policies are further explained in our revenue recognition policy discussion in both management’s discussion and analysis and the footnotes. This accounting guidance governs the timing of when revenue is recognized. Accordingly, if work is being performed in a given quarter but there is insufficient evidence on an arrangement, the related revenue would be deferred to a future quarter when the evidence is obtained. However, our costs of services, on the other hand, are primarily expensed as incurred, except that incremental direct costs may be deferred under a significant long term contract until complete. With revenue being deferred until completion of the contract and costs primarily expensed as incurred, this will have a negative impact on our operating margin until the revenue can be recognized and in the period of revenue recognition. While this will not affect cash flow, it will affect organic revenue growth and margins and this effect is likely to be greater in comparing quarters than in comparing full years.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      In addition, the Company also issued guidelines to our agencies units to strengthen adherence to EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. This accounting guidance governs when revenues should be recorded net of external media or production cost and when it should be recorded gross. The guidance is very contract specific and can vary period to period and agency by agency. While this accounting will not affect cash flow and profitability, it could affect changes in revenue growth.
      Our financial performance over the past several years has lagged behind that of our industry peers, due to lower revenue growth, as well as impairment and restructuring charges. We are working to improve our margins by restoring consistent revenue growth and controlling expenses. Our success in doing so in 2004 was significantly limited by the cost of business priorities that we consider urgent, such as improving our internal control over financial reporting, consolidating financial back office activities by creating a shared service center, upgrading our information technology systems infrastructure, professional fees, and exiting the Motorsports business. With the exception of salary-related expenses which have increased due to our additional headcount, we believe that most other costs associated with these priorities are transitional in nature, but do not expect a decrease in total office and general expense over the short term due to the significant professional fees required as a result of our internal control weaknesses. The cost of remedying our internal control weaknesses will be significant in 2005 and 2006.
      We have indicated that accelerating organic revenue growth and improving operating margin are key corporate metrics. The following are the performance priorities and basis of analysis of our financial and operating performance:

•	We seek to accelerate organic revenue growth by strengthening collaboration among our agencies and increasing the number of marketing services used by each client. We have established a supplemental incentive plan, expanded internal tools and resources, and heightened internal communications aimed at encouraging collaboration. We analyze our performance by calculating the percentage increase in revenue related to organic growth between comparable periods.

•	We seek to improve operating margin by increasing revenue and by controlling salaries and related expenses, as well as office and general expenses. We analyze our performance by comparing revenue to prior periods and measuring salaries and related expenses, as well as office and general expenses, as a percentage of revenue. We define operating margin as operating income divided by reported revenue.

	For the Years
	Ended
	December 31,

	2004	2003

Organic revenue growth percentage (vs. prior year)	1.2%	(3.0)%
Operating margin percentage	(1.5)%	(0.5)%
Salaries and related expenses as a percentage of revenue	58.5%	56.8%
Office and general expenses as a percentage revenue	35.2%	36.1%
      Organic revenue growth improved in 2004, but we have not yet reached our goal of matching peer group organic growth. Domestic organic revenue growth was 2.5%, while international revenue decreased by 0.4% on an organic basis.
      Operating margin during 2004 was impacted by cost increases and a number of charges. During 2004, we recorded asset impairments of $322.2, restructuring charges of $62.2 and contract termination charges related to the Motorsports business of $113.6, which together comprised a $31.1 increase in such charges as compared to 2003. Operating margin in 2003 was impacted by approximately $294.0 of asset

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
impairment charges and $172.9 of restructuring charges. Additionally, in 2004, we recorded cost increases for salaries and related expenses of $232.9 and professional fees of $87.6.
     Significant 2004 Activity and Subsequent Events
     Income Statement

•	Long-lived asset impairment charges of $322.2 were recorded, including $311.9 of goodwill impairments primarily at CMG, Lowe and Draft as a result of our annual impairment review. These were due to a decline in revenue, coupled with a drop in industry valuation metrics. Refer to Note 8 of the Consolidated Financial Statements for additional information.

•	Motorsports contract termination charges of $113.6 were recorded related to agreements with the British Racing Drivers Club and the Formula One Administration Limited, which released us from certain guarantees and lease obligations. We have exited this business and do not anticipate any additional material charges. Refer to Note 4 of the Consolidated Financial Statements for additional information.

•	Restructuring charges of $62.2 were recorded related to severance and termination costs and lease termination and other exit costs under the 2003 and 2001 restructuring programs, net of $32.0 of reserve reversals due to changes in our original estimates. These charges were primarily the result of vacating properties and employment terminations executed during 2004. Reserve reversals recorded during 2004 were the result of changes in management’s estimates impacted by events and circumstances which arose during the period. Refer to Note 5 of the Consolidated Financial Statements for additional information.

•	Investment impairment charges of $63.4 were recorded primarily related to an investment in an unconsolidated German advertising agency as a result of a decrease in projected operating results. Refer to Note 9 of the Consolidated Financial Statements for additional information.

•	Shareholder litigation settlement resulted in a reduction of expenses of $32.5, related to proceeds received of $20.0 from insurance policies (which a receivable had not previously accounted for) and the reversal of $12.5 in settlement reserves due to the decrease in share price between the tentative settlement date and the final settlement date as the share settlement was a fixed number. Refer to Note 19 of the Consolidated Financial Statements for additional information.

•	Prepayment penalty charges of $9.8 were recorded on the early retirement of $250.0 of the 7.875% Senior Unsecured Notes due in 2005. Refer to Note 11 of the Consolidated Financial Statements for additional information.

•	A total charge of $236.0 was recorded to increase our valuation allowance for deferred income tax assets primarily relating to foreign net operating loss carry forwards. Refer to Note 10 of the Consolidated Financial Statements for additional information.

•	Total salaries and related expenses and professional fees increased by approximately $232.9 and $87.6. These related primarily to increased headcount, the audit of our restated financial statements and the requirements of the Sarbanes-Oxley Act and are discussed in Consolidated Results of Operations — 2004 Compared to 2003.
     Financing Activities

•	We replaced our previous 364-day and five-year revolving credit facilities totaling $875.0, with 364-Day and Three-Year Revolving Credit Facilities, maturing May 2007, totaling $700.0.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

•	We completed the issuance and sale of $250.0 aggregate principal amount of 5.40% Senior Unsecured Notes maturing 2009 and $350.0 aggregate principal amount of 6.25% Senior Unsecured Notes maturing 2014.

•	Proceeds from the two debt issuances were used to pay down $250.0 of the 7.875% Senior Unsecured Notes due 2005 and redeem approximately $346.8 of the 1.87% Convertible Subordinated Notes in December 2004.

•	All of the 1.80% Convertible Subordinate Notes were redeemed for approximately $246.0 in January 2004 using net proceeds from offerings of $246.0 of convertible preferred stock and common stock in late 2003.
     Subsequent to 2004

•	We entered into waivers and amendments to our 364-Day and Three-year Revolving Credit Facilities, to waive any breach or default related to not complying in a timely manner with our reporting requirements. In addition, financial covenants with respect to our interest coverage ratio, debt to EBITDA ratio and minimum EBITDA for certain fiscal quarters were amended.

•	In March 2005, we completed a consent solicitation to amend the indentures governing five series of our outstanding public debt to provide that our failure to timely file our SEC reports would not constitute a default under the indentures until September 30, 2005.

•	In July 2005, we completed the issuance and sale of $250.0 Floating Rate Notes maturing 2008. We used the proceeds to redeem the 7.875% Senior Unsecured Notes maturing October 2005 with an aggregate principal amount of $250.0.

•	Our Three-Year Revolving Credit Facility was amended and restated as of September 27, 2005. The effectiveness of the amended Three-Year Revolving Credit Facility is subject to certain conditions. The amendment revises certain of the negative and financial covenants under our existing Three-Year Revolving Credit Facility. The 364-day Revolving Credit Facility will expire on September 30, 2005.

Management Changes

•	In February 2004, Stephen Gatfield was hired as our Executive Vice President, Global Operations and Innovation.

•	In May 2004, Nick Cyprus was hired as our Senior Vice President, Controller and Chief Accounting Officer.

•	In June 2004, Robert Thompson was named our Executive Vice President and Chief Financial Officer. He resigned in July 2005.

•	In July 2004, Michael Roth was hired as our Executive Chairman.

•	In November 2004, Tony Wright was hired as Chief Executive Officer of Lowe Worldwide and Ed Powers was named Chief Operating Officer of Lowe Worldwide.

Subsequent to 2004

•	In January 2005, Michael Roth was named our Chairman and Chief Executive Officer. Concurrently, David Bell, our Chairman and Chief Executive Officer since 2003 was named Co-Chairman.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

•	In May 2005, Steve Centrillo was hired as our Executive Vice President and Chief Growth Officer.

•	In May 2005, Mark Rosenthal was hired as our Chairman and Chief Executive Officer of Media Operations.

•	In June 2005, Steve Blamer, who had been hired as Chief Executive Officer of Foote, Cone and Belding Worldwide in December 2004, assumed his responsibility following the expiration of a prior non-compete agreement.

•	In July 2005, Frank Mergenthaler was hired as our Executive Vice President and Chief Financial Officer.
RESULTS OF OPERATIONS
Consolidated Results of Operations — 2004 Compared to 2003

REVENUE
      The components of the 2004 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

2003 (Restated)	$6,161.7		$3,459.3		56.1%	$2,702.4		43.9%

Foreign currency changes	237.7	3.9%	—	—		237.7	8.8%
Net acquisitions/divestitures	(88.0)	(1.4)%	(35.4)	(1.0)%		(52.6)	(1.9)%
Organic	75.6	1.2%	85.3	2.5%		(9.7)	(0.4)%

Total change	225.3	3.7%	49.9	1.4%		175.4	6.5%
2004	$6,387.0		$3,509.2		54.9%	$2,877.8		45.1%

      For the year ended December 31, 2004, consolidated revenues increased $225.3, or 3.7%, as compared to 2003, which was attributable to foreign currency exchange rate changes of $237.7 and organic revenue growth of $75.6, partially offset by the effect of net acquisitions and divestitures of $88.0.
      The increase due to foreign currency changes was attributable to the strengthening of the Euro and Pound Sterling in relation to the US Dollar. The net effect of acquisitions and divestitures resulted largely from the sale of the Motorsports business during 2004.
      During 2004, organic revenue change of 75.6, or 1.2%, was driven by an increase at IAN, partially offset by decrease at CMG. The increase at IAN was a result of client wins, additional business from existing clients, and overall growth in domestic markets. The decrease at CMG was as a result of weakness in demand for branding and sports marketing services, partially offset by growth in the public relations business.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

OPERATING EXPENSES

	For the Years Ended December 31,

	2004		2003

		% of		% of
	$	Revenue	$	Revenue	$ Change	% Change

			(Restated)
Salaries and related expenses	$3,733.5	58.5%	$3,500.6	56.8%	$232.9	6.7%
Office and general expenses	2,249.8	35.2%	2,225.7	36.1%	24.1	1.1%
Restructuring charges	62.2		172.9		(110.7)	(64.0)%
Long-lived asset impairment and other charges	322.2		294.0		28.2	9.6%
Motorsports contract termination costs	113.6		—		113.6	—

Total operating expenses	$6,481.3		$6,193.2		$288.1	4.7%

Salaries and Related Expenses
      The components of the 2004 change were as follows:

	Total
			% of
	$	% Change	Revenue

2003 (Restated)	$3,500.6		56.8%

Foreign currency changes	129.4	3.7%
Net acquisitions/divestitures	(40.5)	(1.2)%
Organic	144.0	4.1%

Total change	232.9	6.7%
2004	$3,733.5		58.5%

      Salaries and related expenses are the largest component of operating expenses and consist primarily of salaries and related benefits, and performance incentives. During 2004, salaries and related expenses increased to 58.5% of revenues, compared to 56.8% in 2003. In 2004, salaries and related expenses increased $144.0, excluding the increase related to foreign currency exchange rate changes of $129.4 and a decrease related to net acquisitions and divestitures of $40.5.
      Salaries and related expenses were impacted by changes in foreign currency rates, attributable to the strengthening of the Euro and Pound Sterling in relation to the US Dollar. The increase due to foreign currency rate changes was partially offset by the impact of net acquisitions and divestitures activity, which resulted largely from the sale of the Motorsports business during 2004.
      The increase in salaries and related expenses, excluding the impact of foreign currency and net acquisitions and divestitures, was primarily the result of increases in employee headcount at certain locations and increased utilization of temporary and freelance staffing and higher performance incentive expense at a number of agencies that experienced an increase in operating results. Furthermore, during the year, we hired additional personnel within our operating units and in the corporate group to support our back office processes, including accounting and shared services initiatives, as well as our ongoing efforts in achieving Sarbanes-Oxley compliance. We reduced staff at certain operations after client accounts were

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
lost. Cost savings associated with headcount reductions were partially offset by increased severance costs associate with the headcount reductions.
     Office and General Expenses
      The components of the 2004 change were as follows:

	Total
			% of
	$	% Change	Revenue

2003 (Restated)	$2,225.7		36.1%

Foreign currency changes	102.9	4.6%
Net acquisitions/divestitures	(63.9)	(2.9)%
Organic	(14.9)	(0.7)%

Total change	24.1	1.1%
2004	$2,249.8		35.2%

      Office and general expenses primarily consists of rent, office and equipment, depreciation, professional fees, other overhead expenses and certain out-of-pocket expenses related to our revenue. During 2004, office and general expenses decreased to 35.2% of revenues, compared to 36.1% in 2003. In 2004, office and general expenses decreased $14.9, excluding the increase related to foreign currency exchange rate changes of $102.9 and a decrease related to net acquisitions and divestitures of $63.9.
      Office and general expenses were impacted by changes in foreign currency rates, attributable to the strengthening of the Euro and Pound Sterling in relation to the US Dollar. The increase due to foreign currency rate changes was offset by the impact of net acquisitions and divestitures activity, which resulted largely from the sale of the Motorsports business in 2004.
      The decrease in office and general expenses, excluding the impact of foreign currency and net acquisition and divestitures activity, was primarily the result of lower occupancy and overhead costs, and a decrease related to charges recorded by CMG in 2003 to secure certain sports television rights. These decreases, however, were partially offset by increases driven by a rise in professional fees as part of our ongoing efforts in achieving Sarbanes-Oxley compliance, and the development of information technology systems and processes related to our shared services initiatives.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Restructuring Charges
      During 2004 and 2003, we recorded net expense related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of $62.2 and $172.9, respectively, which included the impact of adjustments resulting from changes in management’s estimates as described below. A summary of the net (income) and expense by segment is as follows:

	Lease Termination and
	Other Exit Costs			Severance and Termination Costs

	2003	2001		2003	2001
	Program	Program	Total	Program	Program	Total	Total

2004 Net (Income) Expense
IAN	$40.3	$(7.3)	$33.0	$14.1	$(4.3)	$9.8	$42.8
CMG	8.1	4.0	12.1	5.1	(0.7)	4.4	16.5
Corporate	3.7	(1.0)	2.7	0.3	(0.1)	0.2	2.9

Total	$52.1	$(4.3)	$47.8	$19.5	$(5.1)	$14.4	$62.2

2003 Net (Income) Expense (Restated)
IAN	$23.1	$8.8	$31.9	$106.6	$(0.1)	$106.5	$138.4
CMG	12.7	6.1	18.8	15.7	—	15.7	34.5
Motorsports	—	—	—	0.4	—	0.4	0.4
Corporate	(2.2)	(1.3)	(3.5)	3.1	—	3.1	(0.4)

Total	$33.6	$13.6	$47.2	$125.8	$(0.1)	$125.7	$172.9

Lease termination and other exit costs

2003 Program
      Net expense related to lease termination and other exit costs recorded for 2004 were $52.1, comprised of charges of $67.8, partially offset by adjustments to management estimates of $15.7. For 2003, net expense was $33.6, comprised of charges of $41.6 offset by similar adjustments of $8.0. These charges related to vacating 43 and 55 offices in 2004 and 2003, respectively, located primarily in the US and Europe. Charges were recorded at net present value and were net of estimated sublease rental income. The discount related to lease terminations is being amortized over the expected remaining term of the related lease.
      In addition to amounts recorded as restructuring charges, we recorded charges of $11.1 and $16.5 during 2004 and 2003, respectively, related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses on the Consolidated Statements of Operations.

2001 Program
      Net (income) and expense related to lease termination and other exit costs of ($4.3) and $13.6, recorded for 2004 and 2003, respectively, resulted exclusively from the impact of adjustments to management estimates. The 2001 program resulted in approximately 180 offices being vacated worldwide.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Adjustments to Estimates
      Lease termination and other exit costs for the 2003 and 2001 restructuring programs included the net impact of adjustments for changes in management estimates to decrease the restructuring reserves by $20.0 in 2004 and increase the reserve by $5.6 in 2003. Adjustments to management estimates of net lease obligations included both increases and decreases to the restructuring reserve balance as a result of several factors. The significant factors were our negotiation of terms upon the exit of leased properties, changes in sublease rental income and utilization of previously vacated properties by certain of our agencies due to improved economic conditions in certain markets, all of which occurred during the period recorded.

Severance and termination costs

2003 Program
      Net expense related to severance and termination costs of $19.5 recorded for 2004 were comprised of charges of $26.4, partially offset by adjustments to management estimates of $6.9. For 2003, net expenses of $125.8 was comprised of charges of $133.7 offset by adjustments of $7.9. These charges related to a worldwide workforce reduction of approximately 400 employees in 2004 and 2,900 in 2003. The restructuring program affected employee groups across all levels and functions, including executive, regional and account management and administrative, creative and media production personnel. The majority of the severance charges related to the US and Europe, with the remainder in Asia and Latin America.

2001 Program
      Net income related to severance and termination costs of $5.1 and $0.1 recorded for 2004 and 2003, respectively, resulted exclusively from the impact of adjustments to management estimates. The 2001 program related to a worldwide reduction of approximately 7,000 employees.

Adjustments to Estimates
      Severance and termination costs associated with the 2003 and 2001 restructuring programs included the net impact of adjustments for changes in management estimates to decrease the restructuring reserves by $12.0 in 2004 and $8.0 in 2003. Adjustments to management estimates of severance and termination obligations included both increases and decreases to the restructuring reserve balance as a result of several factors. The significant factors were the decrease in the number of terminated employees, change in amounts paid to terminated employees and change in estimates of taxes and restricted stock payments related to terminated employees, all of which occurred in the period recorded.
      For additional information, see Note 5 to the Consolidated Financial Statements.

Long-Lived Asset Impairment and Other Charges
      Long-lived assets include land, buildings, equipment, goodwill and other intangible assets. Buildings, equipment and other intangible assets with finite lives are depreciated or amortized on a straight-line basis over their respective estimated useful lives. At least annually, we review all long-lived assets for impairment. When necessary, we record an impairment charge for the amount that the carrying value exceeds the fair value. See Note 1 to the Consolidated Financial Statements for fair value determination and impairment testing methodologies.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The following table summarizes long-lived asset impairment and other charges:

	For the Years Ended December 31,

	2004				2003 (Restated)

			Motor-				Motor-
	IAN	CMG	sports	Total	IAN	CMG	sports	Total

Goodwill impairment	$220.2	$91.7	$—	$311.9	$0.4	$218.0	$—	$218.4
Fixed asset impairment	2.0	0.4	3.0	5.4	2.3	—	63.8	66.1
Other	4.9	—	—	4.9	9.1	0.4	—	9.5

Total	$227.1	$92.1	$3.0	$322.2	$11.8	$218.4	$63.8	$294.0

      The long-lived asset impairment charges recorded in 2004 and 2003 are due to the following:

2004 Impairments
      IAN — During the third quarter of 2004, we recorded goodwill impairment charges of approximately $220.2 at The Partnership reporting unit, which was comprised of, Lowe Worldwide, Draft Worldwide, Mullen, Dailey & Associates and BGW. Our long-term projections showed previously unanticipated declines in discounted future operating cash flows due to recent client losses, reduced client spending, and declining industry valuation metrics. These discounted future operating cash flow projections caused the estimated fair value of The Partnership to be less than the book value. The Partnership was disbanded in the fourth quarter as of 2004. The Partnership was subsequently disbanded in the fourth quarter of 2004 and the remaining goodwill was allocated based on the relative fair value of the agencies at the time of disbandment. We considered the possibility of impairment at Lowe and Draft, the two largest agencies previously within The Partnership. However, at this point we have determined that there is no discernible trigger event for an additional impairment. We will continue to monitor the results and, should operating performance worsen, particularly at Lowe we may conclude that a trigger event has occurred and impairment may then be required.
      CMG — As a result of the annual impairment review, a goodwill impairment charge of $91.7 was recorded at our CMG reporting unit, which is comprised of Weber Shandwick, Golin Harris, DeVries Public Relations, Octagon Worldwide and FutureBrand. The fair value of CMG was adversely affected by declining industry market valuation metrics, specifically, a decrease in the EBITDA multiples used in the underlying valuation calculations. The impact of the lower EBITDA multiples caused the calculated fair value of CMG goodwill to be less than the related book value.

2003 Impairments
      CMG — We recorded an impairment charge of $218.0 to reduce the carrying value of goodwill at Octagon. The Octagon impairment charge reflects the reduction of the unit’s fair value due principally to poor financial performance in 2003 and lower than expected future financial performance. Specifically, there was significant pricing pressure in both overseas and domestic TV rights distribution, declining fees from athlete representation, and lower than anticipated proceeds from committed future events, including ticket revenue and sponsorship.
      Motorsports — We recorded fixed asset impairment charges of $63.8, consisting of $38.0 in connection with the sale of a business comprised of the four owned auto racing circuits and $9.6 related to the sales of other Motorsports entities and a fixed asset impairment of $16.2 for outlays that Motorsports was contractually required to spend to improve the racing facilities.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      For additional information, see Note 8 to the Consolidated Financial Statements.

Motorsports Contract Termination Costs
      As discussed in Note 4 to the Consolidated Financial Statements, during the year ended December 31, 2004, we recorded a pretax charge of $113.6 related to a series of agreements with the British Racing Drivers Club and Formula One Administration Limited which release us from certain guarantees and lease obligations in the United Kingdom. We have exited this business and do not anticipate any additional material charges.

EXPENSE AND OTHER INCOME

	For the Years Ended
	December 31,

	2004	2003	$ Change	% Change

		(Restated)
Interest expense	$(172.0)	$(207.0)	$35.0	(16.9)%
Debt prepayment penalty	(9.8)	(24.8)	15.0	(60.5)%
Interest income	50.7	39.3	11.4	29.0%
Investment impairments	(63.4)	(71.5)	8.1	(11.3)%
Litigation charges	32.5	(127.6)	160.1	(125.5)%
Other income (expense)	(10.7)	50.3	(61.0)	(121.3)%

Total	$(172.7)	$(341.3)	$168.6	(49.4)%

Interest Expense
      The decrease in interest expense was primarily due to the redemption of our $250.0 1.80% Convertible Subordinate Notes in January 2004 and the early redemption of our borrowings under the Prudential Agreements during the third quarter of 2003.

Debt Prepayment Penalty
      During the fourth quarter of 2004, a prepayment penalty of $9.8 was recorded related to the early retirement of $250.0 of the 7.875% Senior Unsecured Notes due in 2005. During the third quarter of 2003, we repaid our borrowings under the Prudential Agreements, repaying $142.5 principal amount and incurring a prepayment penalty of $24.8.

Interest Income
      The increase in interest income in 2004 was primarily due to an increase in our average balance of short-term investments held during the year, as well as an increase in interest rates when compared to 2003.

Investment Impairments
      During 2004, we recorded investment impairment charges of $63.4. The principal component of the charge was $50.9 related to the impairment of an unconsolidated investment in a German advertising agency, Springer & Jacoby, as a result of a decrease in projected operating results. Additionally, we recorded impairment charges of $4.7 related to unconsolidated affiliates primarily in Israel, Brazil, Japan and India, and $7.8 related to several other available-for-sale investments.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      During 2003, we recorded $71.5 of investment impairment charges related to 20 investments. The charge related principally to investments in Fortune Promo 7 of $9.5 in the Middle East, Koch Tavares of $7.7 in Latin America, Daiko of $10.0 in Japan, Roche Macaulay Partners of $7.9 in Canada, Springer & Jacoby of $6.5 in Germany and Global Hue of $6.9 in the US. The majority of the impairment charges resulted from deteriorating economic conditions in the countries in which the agencies operate, due to the loss of one or several key clients.

Litigation Charges
      During 2004, with the settlement approved we received $20.0 from insurance proceeds which we recorded as a reduction in litigation charges because we had not previously established a receivable. We also recorded a reduction of 12.5 relating to a decrease in the share price between the tentative settlement date and the final settlement date.
      During 2003, we recorded litigation charges of $127.6 for various legal matters, of which $115.0 related to a then-tentative settlement of the class action shareholder suits discussed in Note 19 to the Consolidated Financial Statements. Under the terms of the settlement, we were required to pay $20.0 in cash and issue 6.6 shares of our common stock. The ultimate amount of the litigation charge related to the settlement was to be dependent upon our stock price at the time of the final settlement (as the number of shares was fixed in the agreement), which took place in December 2004.

Other Income (Expense)
      In 2004, the $10.7 other expense included $18.2 of net losses on the sale of 19 agencies. The losses related primarily to the sale of Transworld Marketing, a US-based promotions agency, which resulted in a loss of $8.6, and a $6.2 loss for the final liquidation of the Motorsports investment. See Note 4 to the Consolidated Financial Statements for further discussion of the Motorsports disposition. These net losses were offset by gains of sale of Modem Media shares and other available-for-sale securities and miscellaneous investment income of $0.8 and $6.7, respectively.
      In 2003, other income of $50.3 included approximately 11.0 shares of Modem Media sold for net proceeds of approximately $57.0, resulting in a pre-tax gain of $30.3. We also sold all of the approximately 11.7 shares of Taylor Nelson Sofres plc (“TNS”) we had acquired through the sale of NFO WorldGroup Inc. (“NFO”), for approximately $42.0 of net proceeds. A pre-tax gain of $13.3 was recorded.

OTHER ITEMS

Income Taxes

	For the Years Ended
	December 31,

	2004	2003

		(Restated)
Provision for income taxes	$262.2	$242.7

Effective tax rate	98.2%	65.1%

      Our effective tax rate was negatively impacted in both 2004 and 2003 by the establishment of valuation allowances, as described below, restructuring charges, and non-deductible long-lived asset impairment charges. In 2004, our effective tax rate was also impacted by pretax charges and related tax benefits resulting from the Motorsports contract termination costs. The difference between the effective tax

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
rate and the statutory federal rate of 35% is also due to state and local taxes and the effect of non-US operations.

Valuation Allowance
      Under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we are required, on a quarterly basis, to evaluate the realizability of our deferred tax assets. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence, establishment of valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent sufficient negative evidence under the provisions of SFAS No. 109 and, as a result, we determined that certain of our deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance was established relate primarily to foreign net operating and US capital loss carryforwards.
      During 2004, the valuation allowance of $236.0 was established in continuing operations on existing deferred tax assets and current year losses with no benefit. The total valuation allowance as of December 31, 2004 was $488.6. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The establishment or reversal of valuation allowances could have a significant negative or positive impact on future earnings.
      During 2003, the valuation allowance of $111.4 was established in continuing operations on existing deferred tax assets and losses in 2003 with no benefit. In addition, $3.7 of valuation allowances were established for certain US capital and other loss carryforwards. The total valuation allowance as of December 31, 2003 was $252.6.
      For additional information, see Note 10 to the Consolidated Financial Statements.

Minority Interest and Unconsolidated Affiliates

	For the Years Ended
	December 31,

	2004	2003

		(Restated)
Income applicable to minority interests, net of tax	$(21.5)	$(27.0)

Equity in net income of unconsolidated affiliates, net of tax	$5.8	$2.4

      The decrease in income applicable to minority interests was primarily due to lower earnings of majority-owned international businesses, primarily in Europe, and the sale of majority-owned businesses in Latin America.
      The increase in equity in net income of unconsolidated affiliates was primarily due to the impact of prior year losses at Modem Media, which was sold in 2003, and the impact of higher 2003 losses at an unconsolidated investment in Brazil and a US-based sports and entertainment event business.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

NET INCOME (LOSS)

	For the Years Ended
	December 31,

	2004	2003	$ Change	% Change

		(Restated)
Loss from continuing operations	$(544.9)	$(640.1)	$95.2	14.9%
Less: preferred stock dividends	19.8	—	19.8	—
Net loss from continuing operations	(564.7)	(640.1)	75.4	11.8%
Income from discontinued operations, net of taxes of $3.5 and $8.3, respectively	6.5	101.0	(94.5)	(93.6)%

Net loss applicable to common stockholders	$(558.2)	$(539.1)	$(19.1)	3.5%

Loss from Continuing Operations
      In 2004, our loss from continuing operations decreased by $95.2 or 14.9% as a result of an increase in revenue of $225.3 and a decrease in expense and other income primarily driven by higher litigation costs in 2003, as a result of the shareholder suit settlement. These changes were partially offset by an increase in operating expenses of $288.1, which includes Motorsports contract termination costs of $113.6.
Income from Discontinued Operations
      Recorded within income from discontinued operations is the impact of our sale of NFO, our research unit, to TNS in 2003. NFO is classified in discontinued operations and the results of operations and cash flows of NFO have been removed from our results of continuing operations and cash flows for all periods. During 2003, we completed the sale of NFO for $415.6 in cash ($376.7, net of cash sold and expenses) and approximately 11.7 shares of TNS stock. We sold the TNS stock in December 2003 for net proceeds of approximately $42.0. As a result of the sale of NFO, we recognized a pre-tax gain of $99.1 ($89.1, net of tax) in the third quarter of 2003 after certain post closing adjustments. The TNS shares sold resulted in a pre-tax gain of $13.3. In July 2004, we received an additional $10.0 ($6.5, net of tax) from TNS as a final payment. For additional information, see Note 4 to the Consolidated Financial Statements.
Segment Results of Operations — 2004 Compared to 2003
      As discussed in Note 18 to the Consolidated Financial Statements, we have three reporting segments: our operating divisions, IAN, CMG and Motorsports. We also report results for the corporate group. The profitability measure employed by our chief operating decision makers for allocating resources to operating divisions and assessing operating division performance is operating profit. For this purpose, amounts reported as segment operating profit exclude the impact of restructuring and impairment charges, as we do not consider these charges when assessing operating division performance or when allocating resources. Segment profit excludes interest income and expense, debt repayment penalties, investment impairments, litigation charges and other non-operating income. The Motorsports business was sold during 2004. Other than long-lived asset impairment and contract termination costs, the operating results of Motorsports are

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
not material to consolidated results, and therefore are not discussed in detail below. The following table summarizes revenue and operating income by segment:

	For the Years Ended
	December 31,

	2004	2003	$ Change	% Change

		(Restated)
Revenue:
IAN	$5,399.2	$5,140.5	$258.7	5%
CMG	935.8	942.4	(6.6)	(0.7)%
Motorsports	52.0	78.8	(26.8)	(34.0)%

Consolidated revenue	$6,387.0	$6,161.7	$225.3	3.7%

Segment operating income (loss):
IAN	$577.2	$551.9	$25.2	4.6%
CMG	83.7	55.7	28.0	50.3%
Motorsports	(127.6)	(43.6)	(84.1)	193.3%
Corporate and other	(243.2)	(128.6)	(114.4)	88.9%

	For the Years Ended December 31,

	2004					2003 (Restated)

Reconciliation to segment	IAN	CMG	Motorsports	Corporate	Total	IAN	CMG	Motorsports	Corporate	Total
operating income:
Consolidated operating income (loss)	$307.3	$(24.9)	$(130.6)	$(246.1)	$(94.3)	$401.7	$(197.2)	$(107.8)	$(128.2)	$(31.5)
Adjustments:
Restructuring charges	(42.8)	(16.5)	—	(2.9)	(62.2)	(138.4)	(34.5)	(0.4)	0.4	(172.9)
Long lived asset impairment and other charges:	(227.1)	(92.1)	(3.0)	—	(322.2)	(11.8)	(218.4)	(63.8)	—	(294.0)

Segment operating income	$577.2	$83.7	$(127.6)	$(243.2)		$551.9	$55.7	$(43.6)	$(128.6)

INTEGRATED AGENCY NETWORKS (“IAN”)
     REVENUE
      The components of the 2004 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

2003 (Restated)	$5,140.5		$2,864.4		55.7%	$2,276.1		44.3%

Foreign currency changes	194.1	3.8%	—	—		194.1	8.5%
Net acquisitions/divestitures	(40.0)	(0.8)%	(27.5)	(1.0)%		(12.5)	(0.5)%
Organic	104.6	2.0%	96.4	3.4%		8.2	0.4%

Total change	258.7	5.0%	68.9	2.4%		189.8	8.3%
2004	$5,399.2		$2,933.3		54.3%	$2,465.9		45.7%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      For the year ended December 31, 2004, IAN experienced net increases in revenue as compared to 2003 by $258.7, or 5.0%, which was comprised of organic revenue growth of $104.6 and an increase in foreign currency exchange rate changes of $194.1, partially offset by a decrease attributable to net acquisitions and divestitures of $40.0. The increase due to foreign currency was primarily attributable to the strengthening of the Euro and Pound Sterling in relation to the US Dollar. This increase was partially offset by the net effect of divestitures and acquisitions, primarily related to the sale of some small businesses at McCann, Lowe, and Draft, and increased equity ownership in two small businesses at Lowe.
      The organic revenue increase was primarily driven by increases at McCann, Draft, FCB, and Deutsch, partially offset by decreases at Lowe. McCann experienced an organic revenue increase as a result of new client wins and increased business from existing clients, primarily in our US and European agencies. Draft experienced an organic revenue increase mainly in the US due to client wins and increased business by existing clients, partially offset by poor economic conditions in Europe and the closing of its field marketing business in 2003. FCB experienced an organic revenue increase due to increased spending by existing clients and client wins, partially offset by a decrease in revenues as a result of clients lost during the year, mainly in the US and Germany. Deutsch experienced organic revenue growth stemming from new client wins and increased business from existing clients. Lowe experienced an organic revenue decline, primarily the result of client losses and reduced business from major multinational clients.

SEGMENT OPERATING INCOME

	For the Years Ended
	December 31,

		2003
	2004	(Restated)	$ Change	% Change

Segment operating income	$577.2	$551.9	$25.3	4.6%

Operating margin	10.7%	10.7%

      For the year ended December 31, 2004, IAN operating income increased by $25.3, or 4.6%, which was a result of an increase in revenue of $258.7, offset by an increase in salaries and related expenses of $202.8 and increased office and general expenses of $30.6.
      Segment operating income growth, excluding the impact of foreign currency and net effects of acquisitions and divestitures, was primarily driven by increases at McCann, and to a lesser extent, Deutsch and FCB, partially offset by a decrease at Lowe. McCann experienced an organic revenue increase with essentially flat operating expenses. Operating expenses at McCann reflect higher compensation costs to support new client business and an increase in contractual compensation payments made to individuals for the achievement of specific operational targets as part of certain prior year acquisition agreements. These increases were offset by lower depreciation expense incurred as a result of limited capital purchases, as well as a decrease in bad debt expense due to improved collection of accounts receivable. Deutsch and FCB experienced increases as a result of organic revenue increases, partially offset by an increase in operating expense related to increased employee incentives and additional salaries and freelance costs to support the increase in business activity. The decrease in operating income at Lowe was the result of a significant organic revenue decrease partially offset by moderate decreases in operating expenses. The decrease in operating expenses at Lowe was the result of lower headcount and reduced office space requirements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
CONSTITUENT MANAGEMENT GROUP (“CMG”)

REVENUE
      The components of the 2004 change were as follows:

	Total			Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

2003 (Restated)	$942.4		$593.2		62.9%	$349.2		37.1%

Foreign currency changes	34.4	3.7%	—	—		34.4	9.9%
Net acquisitions/divestitures	(11.0)	(1.2)%	(7.9)	(1.3)%		(3.1)	(0.9)%
Organic	(30.0)	(3.2)%	(9.3)	(1.6)%		(20.7)	(5.9)%

Total change	(6.6)	(0.7)%	(17.2)	(2.9)%		10.6	3.0%
2004	$935.8		$576.0		61.6%	$359.8		38.4%

      For the year ended December 31, 2004, CMG experienced decreased revenues as compared to 2003 by $6.6, or 0.7%, which was comprised of an organic revenue decrease of $30.0 and the impact of acquisitions and divestitures of $11.0, partially offset by an increase in foreign currency exchange rate changes of $34.4. The increase due to foreign currency exchange rate was primarily attributable to the strengthening of the Euro and Pound Sterling in relation to the US Dollar. Net effects of acquisitions and divestitures primarily related to the disposition of three small businesses in 2004 and two small businesses in 2003.
      The organic revenue decline was primarily driven by a decrease in the branding and sports marketing businesses, offset slightly by growth in our public relations business.
     SEGMENT OPERATING INCOME

	For the Years Ended
	December 31,

	2004	2003	$ Change	% Change

		(Restated)
Segment operating income	$83.7	$55.7	$28.0	50.3%

Operating margin	8.9%	5.9%

      For the year ended December 31, 2004, CMG operating income increased by $28.0, or 50.3%, which was the result of a $46.6 decrease in office and general expenses, offset by a $6.6 decrease in revenue and $12.0 increase in salary and related expenses.
      Segment operating income growth, excluding the impact of foreign currency and net effects of acquisition and divestitures, was primarily driven by an increase at sports marketing business, partially offset by an increase in CMG corporate office expense. While there was organic revenue decrease sports marketing business operating expenses decreased at a higher rate than organic revenue decrease due to a decrease related to charges recorded by CMG in 2003 to secure certain sports television rights. Increased corporate office expenses was driven by higher expenses recorded for performance incentive awards as a result of improved revenue performance and additional accruals for post employment and other benefits for management personnel.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
CORPORATE AND OTHER
      Amounts in corporate and other include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses which are not allocated to operating divisions. The following significant expenses are included in corporate and other:

	For the Years Ended
	December 31,

	2004	2003	$ Change	% Change

		(Restated)
Salaries and related expenses	$151.2	$129.0	$22.2	17.2%
Professional fees	143.4	49.8	93.6	188.0%
Rent and depreciation	38.0	30.5	7.5	24.6%
Corporate Insurance	29.7	26.5	3.2	12.1%
Bank fees	2.8	1.6	1.2	75.0%
Other	11.4	9.3	2.1	22.6%
Expenses allocated to operating divisions	(133.3)	(118.1)	(15.2)	(12.9)%

Total corporate and other	$243.2	$128.6	$114.6	89.1%

      Salaries, benefits and related expenses include salaries, pension, the cost of medical, dental and other insurance coverage and other compensation-related expenses for corporate office employees. Professional fees include costs related to the preparation for Sarbanes-Oxley Act compliance, the financial statement audit, legal counsel, information technology and other consulting fees. Rent and depreciation includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Bank fees relates to our debt and credit facilities. The amounts of expenses allocated to operating segments are calculated monthly based on a formula that uses the weighted average net revenues of the operating unit. The majority of the corporate costs including most of the costs associated with internal control remediation and compliance are not allocated back to operating segments.
      The increase in corporate and other expense of $114.6 or 89.1% is primarily related to the increase in professional fees and salaries and related expenses. The increase in professional fees primarily resulted from costs associated with complying with the requirements of the Sarbanes-Oxley Act. We also incurred increased expenses for the development of systems and processes related to our shared services initiatives. The increase in payroll related expenses is due mainly to an increase in the use of temporary employees in order to enhance monitoring controls at the corporate office as well as to support our significant ongoing efforts to achieve Sarbanes-Oxley compliance. Increased headcount and expanded office space at the corporate office also contributed to this increase. Also, certain contractual bonuses for management increased as compared to prior year.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Consolidated Results of Operations — 2003 Compared to 2002
     REVENUE
      The components of the 2003 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

2002 (Restated)	$6,059.1		$3,478.1		57.4%	$2,581.0		42.6%

Foreign currency changes	293.7	4.8%	—	—		293.7	11.4%
Net acquisitions/divestitures	(11.8)	(0.2)%	8.8	0.3%		(20.6)	(0.8%)
Organic	(179.3)	(3.0)%	(27.6)	(0.8)%		(151.7)	(5.9%)

Total change	102.6	1.7%	(18.8)	(0.5)%		121.4	4.7%
2003 (Restated)	$6,161.7		$3,459.3		56.1%	$2,702.4		43.9%

      For the year ended December 31, 2003, consolidated revenues increased $102.6, or 1.7%, as compared to 2002, which was attributable to foreign currency exchange rate changes of $293.7, partially offset by the effect of net acquisitions and dispositions of $11.8 and organic revenue decrease of $179.3.
      The increase due to foreign currency changes was primarily attributable to the strengthening of the Euro and Pound Sterling in relation to the US Dollar. The net effect of acquisitions and divestitures resulted largely from the sale of a part of the Motorsports business during 2003.
      During 2003, organic revenue decline of $179.3, or 3.0%, was driven by decreases at IAN and CMG. The decrease at IAN was a result of client losses as well as decreased business from existing multi-national clients. The decrease at CMG was a result of revenue declines in our public relations business, driven by general economic factors in the US, partially offset by increases in our events and sports marketing businesses.
     OPERATING EXPENSES

		For the Years Ended
		December 31,

	2003 (Restated)		2002 (Restated)

		% of		% of
	$	Revenue	$	Revenue	$ Change	% Change

Salaries and related expenses	$3,500.6	56.8%	$3,396.7	56.1%	$103.9	3.1%
Office and general expenses	2,225.7	36.1%	2,248.7	37.1%	(23.0)	(1.0)%
Restructuring charges	172.9	2.8%	7.9	0.1%	165.0	2088.6%
Long-lived asset impairment and other charges	294.0	4.8%	130.0	2.1%	164.0	126.2%

Total operating expenses	$6,193.2		$5,783.3		$409.9	7.1%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
     Salaries and Related Expenses
      The components of the 2003 change were as follows:

	Total
			% of
	$	% Change	Revenue

2002 (Restated)	$3,396.7		56.1%

Foreign currency changes	156.7	4.6%
Net acquisitions/divestitures	(2.3)	(0.1)%
Organic	(50.5)	(1.5)%

Total change	103.9	3.1%
2003 (Restated)	$3,500.6		56.8%

      Salaries and related expenses are the largest components of operating expenses and consist primarily of salaries and related benefits and performance incentives. During 2003, salaries and related expenses increased to 56.8% of revenues, compared to 56.1% in 2002. In 2003, salaries and related expenses decreased $50.5, excluding the increase related to foreign currency exchange rate changes of $156.7 and a decrease related to net acquisitions and divestitures of $2.3.
      Salaries and related expenses were impacted by changes in foreign currency rates, attributable to the strengthening of the Euro and Pound Sterling in relation to the US Dollar.
      The decrease in salaries and related expenses, excluding the impact of foreign currency and net acquisitions and divestitures, was primarily the result of reduced payroll costs across our company due to a decrease in headcount and restructuring actions. This was partially offset by increased performance incentive awards, employee benefits and related tax expenses relating to some agencies.
     Office and General Expenses
      The components of the 2003 change were as follows:

	Total
			% of
	$	% Change	Revenue

2002 (Restated)	$2,248.7		37.1%

Foreign currency changes	121.1	5.4%
Net acquisitions/divestitures	(13.4)	(0.6)%
Organic	(130.7)	(5.8)%

Total change	(23.0)	(1.0)%
2003 (Restated)	$2,225.7		36.1%

      Office and general expenses primarily consists of rent, office and equipment, depreciation, professional fees, other overhead expenses and certain out-of-pocket expenses related to our revenue. During 2003, office and general expenses decreased to 36.1% of revenues compared to 37.1% in 2002. In 2003, office and general expenses decreased $130.7, excluding the increase related to foreign currency exchange rate changes of $121.1 and a decrease related to net acquisitions and divestitures of $13.4.
      Office and general expenses was impacted by changes in foreign currency rates, attributable to the strengthening of the Euro and Pound Sterling in relation to the US Dollar.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The decrease in office and general expenses, excluding the impact of foreign currency and net acquisition and divestitures activity, was due mainly to the result of our efforts to control office and general expenses. Additionally, lower occupancy and overhead costs were recorded in 2003 due to our restructuring program. These decreases were partially offset by charges recorded by CMG in 2003 to secure certain sports television rights. We also experienced a significant increase in professional fees for work performed relating to securities litigation, the SEC investigation, higher audit costs and costs associated with preparing for compliance with the Sarbanes-Oxley Act, as well as the development of systems for our shared services initiatives.
     Restructuring Charges
      During 2003 and 2002, we recorded net expense related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of $172.9 and $7.9, respectively, which included the impact of adjustments resulting from changes in management’s estimates as described below. A summary of the net (income) and expense by segment is as follows:

	Lease Termination and Other
	Exit Costs			Severance and Termination Costs

	2003	2001		2003	2001
	Program	Program	Total	Program	Program	Total	Total

2003 Net (Income) Expense (Restated)
IAN	$23.1	$8.8	$31.9	$106.6	$(0.1)	$106.5	$138.4
CMG	12.7	6.1	18.8	15.7	—	15.7	34.5
Motorsports	—	—	—	0.4	—	0.4	0.4
Corporate	(2.2)	(1.3)	(3.5)	3.1	—	3.1	(0.4)

Total	$33.6	$13.6	$47.2	$125.8	$(0.1)	$125.7	$172.9

2002 Net Expense (Restated)
IAN	$—	$5.2	$5.2	$—	$7.9	$7.9	$13.1
CMG	—	5.7	5.7	—	(1.2)	(1.2)	4.5
Corporate	—	(4.3)	(4.3)	—	(5.4)	(5.4)	(9.7)

Total	$—	$6.6	$6.6	$—	$1.3	$1.3	$7.9

Lease termination and other exit costs

2003 Program
      Net expense related to lease termination and other exit costs recorded for 2003 was $33.6, comprised of charges of $41.6, partially offset by adjustments to management estimates of $8.0. These charges related to vacating 55 offices in 2003, located primarily in the US and Europe. Charges were recorded at net present value and were net of estimated sublease rental income. The discount related to lease terminations is being amortized over the expected remaining term of the related lease.
      In addition to amounts recorded as restructuring charges, we recorded charges of $16.5 during 2003 related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses within the Consolidated Statements of Operations.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

2001 Program
      Net expense related to lease termination and other exit costs of $13.6 and $6.6, recorded for 2003 and 2002 respectively, resulted exclusively from the impact of adjustments to management estimates. The 2001 program resulted in approximately 180 offices being vacated worldwide.

Adjustments to Estimates
      Lease termination and other exit costs for the 2003 and 2001 restructuring programs included the net impact of adjustments for changes in management estimates to increase the restructuring reserves by $5.6 and $6.6 in 2003 and 2002, respectively. Adjustments to management estimates of net lease obligations included both increases and decreases to the restructuring reserve balance as a result of several factors. The significant factors were our negotiation of terms upon the exit of leased properties, changes in sublease rental income and utilization of previously vacated properties by certain of our agencies due to improved economic conditions in certain markets, all of which occurred during the period recorded.

Severance and termination costs

2003 Program
      Net expense related to severance and termination costs of $125.8 recorded for 2003 was comprised of charges of $133.7, partially offset by adjustments to management estimates of $7.9. These charges related to a worldwide workforce reduction of approximately 2,900 employees in 2003. The restructuring program affected employee groups across all levels and functions, including executive, regional and account management, and administrative, creative and media production personnel. The majority of the severance charges related to the U.S. and Europe, with the remainder in Asia and Latin America.

2001 Program
      Net (income) and expense related to severance and termination costs of ($0.1) and $1.3, recorded for 2003 and 2002, respectively, resulted exclusively from the impact of adjustments to management estimates. The 2001 program related to a worldwide reduction of approximately 7,000 employees.

Adjustments to Estimates
      Severance and termination costs associated with the 2003 and 2001 restructuring programs included the net impact of adjustments for changes in management estimates to decrease the restructuring reserve by $8.0 in 2003 and increase the restructuring reserve by $1.3 in 2002. Adjustments to management estimates of severance and termination obligations included both increases and decreases to the restructuring reserve balance as a result of several factors. The significant factors were the decrease in the number of terminated employees, change in amounts paid to terminated employees and change in estimates of taxes and restricted stock payments related to terminated employees, all of which occurred during the period recorded.
      For additional information, see Note 5 to the Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Long-Lived Asset Impairment and Other Charges
      The following table summarizes the long-lived asset impairment and other charges for 2003 and 2002:

	For the Years Ended December 31,

	2003				2002

	IAN	CMG	Motorsports	Total	IAN	Motorsports	Total

	(Restated)				(Restated)
Goodwill impairment	$0.4	$218.0	$—	$218.4	$2.9	$82.1	$85.0
Fixed asset impairment	2.3	—	63.8	66.1	—	33.0	33.0
Other	9.1	0.4	—	9.5	—	12.0	12.0

Total	$11.8	$218.4	$63.8	$294.0	$2.9	$127.1	$130.0

          2003 Impairments
      CMG — We recorded an impairment charge of $218.0 to reduce the carrying value of goodwill at Octagon. The Octagon impairment charge reflects the reduction of the unit’s fair value due principally to poor financial performance in 2003 and lower than expected future financial performance. Specifically, there was significant pricing pressure in both overseas and domestic TV rights distribution, declining fees from athlete representation, and lower than anticipated proceeds from committed future events, including ticket revenue and sponsorship.
      Motorsports — We recorded fixed asset impairment charges of $63.8, consisting of $38.0 in connection with the sale of a business comprised of the four owned auto racing circuits, $9.6 related to the sale of other Motorsports entities, and a fixed asset impairment of $16.2 for outlays that Motorsports was contractually required to spend to improve the racing facilities.
          2002 Impairments
      Motorsports — Beginning in the second quarter of 2002 and continuing in subsequent quarters, certain Motorsports businesses experienced significant operational difficulties. Some of the impairment indicators included significantly lower than anticipated attendance at the marquee British Grand Prix race in July 2002 and a change in management at Motorsports in the third quarter of 2002. We performed an impairment test and concluded that certain asset groupings of Motorsports had a book value that exceeded their fair market value. As a result, we recognized an impairment loss of $127.1, which is composed of $82.1 of goodwill impairment, $33.0 of fixed asset impairment and $12.0 of other impairment.
      For additional information, see Note 8 to the Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
     EXPENSE AND OTHER INCOME

	For the Years Ended
	December 31,

	2003	2002	$ Change	% Change

	(Restated)	(Restated)
Interest expense	$(207.0)	$(158.7)	$(48.3)	30.4%
Debt prepayment penalty	(24.8)	—	(24.8)	—
Interest income	39.3	30.6	8.7	28.4%
Investment impairments	(71.5)	(40.3)	(31.2)	77.4%
Litigation charges	(127.6)	—	(127.6)	—
Other income	50.3	8.3	42.0	506.0%

Total	$(341.3)	$(160.1)	$(181.2)	113.2%

     Interest Expense
      In 2003, interest expense increased by $48.3 to $207, primarily due to the issuance in March 2003 of $800.0 of 4.50% Convertible Senior Notes maturing 2023. These proceeds were invested in April 2003, at which time the proceeds were used for the settlement of the tender offer for the Zero-Coupon Convertible Senior Notes.
     Debt Prepayment Penalty
      During the third quarter of 2003, we repaid our borrowings under the Prudential Agreements, repaying $142.5 principal amount and incurring a prepayment penalty of $24.8.
     Interest Income
      In 2003, interest income increased by $8.7 to $39.3 primarily due to higher cash balances resulting from the issuance of the 4.50% Convertible Senior Notes in March 2003, the proceeds from the sale of NFO in July 2003, and the proceeds from the equity offerings in December 2003.
     Investment Impairments
      During 2003, we recorded $71.5 of investment impairment charges related to 20 investments. The charge related principally to investments in Fortune Promo 7 of $9.5 in the Middle East, Koch Tavares of $7.7 in Latin America, Daiko of $10.0 in Japan, Roche Macaulay Partners of $7.9 in Canada, Springer & Jacoby of $6.5 in Germany and GlobalHue of $6.9 in the US. The majority of the impairment charges resulted from deteriorating economic conditions in the countries in which the agencies operate, due to the loss of one or several key clients.
      During 2002, we recorded $40.3 of investment impairment charges primarily related to Octagon investments. The largest component of the write-off was a $28.4 charge, related to an investment in a German soccer team/franchise, based on current and projected operating results.
     Litigation Charges
      During 2003, we recorded litigation charges of $127.6 for various legal matters, of which $115.0 related to a tentative settlement of the class action shareholder suits discussed in Note 19 to the Consolidated Financial Statements. Under the terms of the settlement, we were required to pay $20.0 in

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
cash and issue 6.6 shares of our common stock. The ultimate amount of the litigation charge related to the settlement was to be dependent upon our stock price at the time of the final settlement, which took place in December 2004.
     Other Income
      In 2003, other income of $50.3 included approximately 11.0 shares of Modem Media sold for net proceeds of approximately $57.0 in December, resulting in a pre-tax gain of $30.3. Also in December, we sold all of the approximately 11.7 shares of TNS we had acquired through the sale of NFO, for approximately $42.0 of net proceeds. A pre-tax gain of $13.3 was recorded.
     OTHER ITEMS
     Income Taxes

	For the Years Ended
	December 31,

	2003	2002

	(Restated)	(Restated)
Provision for income taxes	$242.7	$106.4

Effective tax rate	65.1%	91.9%

      Our effective income tax rate was negatively impacted for 2003 and 2002 by the establishment of valuation allowances, as described below, restructuring charges, and non-deductible long-lived asset impairment charges. The difference between the effective tax rate and the statutory federal rate of 35% is also due to state and local taxes and the effect of non-US operations.
     Valuation Allowance
      During 2003, a valuation allowance of $111.4 was established in continuing operations on existing deferred tax assets and losses with no benefits. The total valuation allowance as of December 31, 2003 was $252.6.
     Minority Interest and Unconsolidated Affiliates

	For the Years Ended
	December 31,

	2003	2002

	(Restated)	(Restated)
Income applicable to minority interests	$(27.0)	$(30.0)

Equity in net income of unconsolidated affiliates, net of tax	$2.4	$5.9

      The income applicable to minority interests was virtually unchanged. The decrease in equity in net income of unconsolidated affiliates, was primarily due to a decrease in earnings in unconsolidated affiliates in Europe and Brazil.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
     NET INCOME (LOSS)

	For the Years Ended
	December 31,

	2003	2002	$ Change	% Change

	(Restated)	(Restated)
Loss from continuing operations	$(640.1)	$(14.8)	$(625.3)	4225.0%
Income from discontinued operations net of taxes of $8.3 and $22.4, respectively	101.0	31.5	69.5	220.6%

Net income (loss) applicable to common stockholders	$(539.1)	$16.7	$(555.8)	(3328.1)%

Loss from Continuing Operations
      We recorded a loss from continuing operations in 2003 of $640.1 as compared to a loss from continuing operations in 2002 of $14.8, a change of $625.3. This significant increase in our net loss was due to higher operating expenses of $409.9, and higher expense and other income of $181.2. Significant increases in our operating expenses were due to restructuring charges and long-lived asset impairment and other charges, which increased $165.0 and $164.0, respectively, from the prior year. Litigation charges of $127.6 contributed to the increase in expense and other income.

Income from Discontinued Operations
      As discussed in Consolidated Results of Operations — 2004 Compared to 2003 and in Note 4 to the Consolidated Financial Statements, we have recorded the impact of our sale of NFO in income from discontinued operations. We completed the sale of NFO in 2003. NFO is classified as discontinued operations and the results of operations and cash flows of NFO have been removed from our results of continuing operations and cash flows for all periods.
Segment Results of Operations — 2003 Compared to 2002
      As discussed in Note 18 to the Consolidated Financial Statements, we have three reporting segments: our operating divisions, IAN, CMG and Motorsports. We also report results for the corporate group. Other than long-lived asset impairment and contract termination costs, the operating results of Motorsports are not material to consolidated results, and therefore are not discussed in detail below. The following table summarizes revenue and operating income by segment:

	For the Years Ended
	December 31,

	2003	2002	$ Change	% Change

	(Restated)	(Restated)
Revenue:
IAN	$5,140.5	$4,994.7	$145.8	2.9%
CMG	942.4	970.8	(28.4)	(2.9)%
Motorsports	78.8	93.6	(14.8)	(15.8)%

Consolidated revenue	$6,161.7	$6,059.1	$102.6	1.7%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	For the Years Ended
	December 31,

	2003	2002	$ Change	% Change

	(Restated)	(Restated)
Segment operating income (loss):
IAN	$551.9	$550.7	$1.2	(0.2)%
CMG	55.7	47.5	8.2	17.3%
Motorsports	(43.5)	(82.2)	38.7	(47.1)%
Corporate and other	(128.7)	(102.3)	(26.4)	25.8%

	For the Years Ended December 31,

	2003 (Restated)					2002 (Restated)

	IAN	CMG	Motorsports	Corporate	Total	IAN	CMG	Motorsports	Corporate	Total

Reconciliation to segment operating income:
Consolidated operating income (loss)	$401.7	$(197.2)	$(107.7)	$(128.3)	$(31.5)	$534.7	$43.0	$(209.3)	$(92.6)	$275.8
Adjustments:
Restructuring charges	(138.4)	(34.5)	(0.4)	0.4	(172.9)	(13.1)	(4.5)	—	9.7	(7.9)
Long lived asset impairment and other charges:	(11.8)	(218.4)	(63.8)	—	(294.0)	(2.9)	—	(127.1)	—	(130.0)

Segment operating income (loss)	$551.9	$55.7	$(43.5)	$(128.7)		$550.7	$47.5	$(82.2)	$(102.3)

INTEGRATED AGENCY NETWORKS (“IAN”)
     REVENUE
      The components of the 2003 change were as follows:

			Domestic			International
	Total
					% of			% of
	$	% Change	$	% Change	Total	$	% Change	Total

2002 (Restated)	$4,994.7		$2,857.1		57.2%	$2,137.6		42.8%

Foreign currency changes	244.6	4.9%	—	0.0%		244.6	11.4%
Net acquisitions/divestitures	9.9	0.2%	9.6	0.3%		0.3	0.0%
Organic	(108.7)	(2.2)%	(2.3)	(0.1)%		(106.4)	(5.0)%

Total change	145.8	2.9%	7.3	0.3%		138.5	6.5%
2003 (Restated)	$5,140.5		$2,864.4		55.7%	$2,276.1		44.3%

      For the year ended December 31, 2003, IAN experienced a net increase in revenue as compared to 2002 by $145.8, or 2.9%, which was due to the effect of an increase in foreign currency exchange rate changes of $244.6 and net acquisitions and divestitures of $9.9, offset by an organic revenue decrease of $108.7. The increase due to foreign currency rate changes was primarily attributable to the strengthening of the Euro and Pound Sterling in relation to the US Dollar. The slight increase resulting from net acquisitions and divestitures primarily related to a small acquisition at McCann.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The organic revenue decrease was primarily driven by the results of Lowe. Lowe reported an organic revenue decrease as compared to 2002, due to the loss of local clients in certain international markets, as well as a decline in business from existing multinational clients in certain European markets.
     SEGMENT OPERATING INCOME

	For the Years Ended
	December 31,

	2003	2002	$ Change	% Change

	(Restated)	(Restated)
Segment operating income	$551.9	$550.7	$1.2	0.2%

Operating margin	10.7%	11.1%

      For the year ended December 31, 2003, IAN operating income increased by $1.2, or 0.2%, which was due to an increase in revenue of $145.8, offset by increased salaries and related expenses of $142.7 and an increase of $1.8 in office and general expense.
      Segment operating income increase, excluding the impact of foreign currency and net effects of acquisitions and divestitures, was primarily driven by increases at McCann and Initiative Media and decreases at FCB and Campbell-Ewald. At FCB, the organic revenue increase was offset by significantly higher operating expenses. Increased operating expenses at FCB primarily resulted from a rise in performance incentive awards, and higher rent expense associated with excess space. At Campbell-Ewald, operating expenses rose more than the organic revenue increase. Campbell-Ewald experienced higher expenses in salaries and related benefits for increased headcount to support organic revenue growth. McCann experienced relatively flat revenues with a decline in operating expenses. Operating expenses declined primarily due to lower compensation from a reduced headcount and lower bad debts. Initiative Media experienced an organic revenue increase, while operating expenses remained relatively flat.
     CONSTITUENT MANAGEMENT GROUP (“CMG”)
     REVENUE
      The components of the 2003 change were as follows:

	Total		Domestic			International

	$%	Change	$	% Change	% of Total	$	% Change	% of Total

2002 (Restated)	$970.8		$620.1		63.9%	$350.7		36.1%

Foreign currency changes	38.6	4.0%	—	—		38.6	11.0%
Net acquisitions/ divestitures	(1.8)	(0.2)%	(0.2)	0.0%		(1.6)	(0.5)%
Organic	(65.2)	(6.7)%	(26.7)	(4.3)%		(38.5)	(11.0)%

Total change	(28.4)	(2.9)%	(26.9)	(4.3)%		(1.5)	(0.4)%
2003 (Restated)	$942.4		$593.2		62.9%	$349.2		37.1%

      For the year ended December 31, 2003, CMG experienced a net decrease in revenues as compared to 2002 of $28.4, or 2.9%, which was comprised of an organic revenue decrease of $65.2 and the impact of acquisitions and divestitures of $1.8, offset by an increase due to foreign currency exchange rate changes of $38.6. The effect of currency exchange rate was primarily attributable to the strengthening of the Euro and Pound Sterling in relation to the US Dollar.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Organic revenue decline resulted from reduced demand for our services within our public relations business in the US and international markets as well as decreased demand for other project related business, offset partially by modest gains in our events and sports marketing business.
     Segment Operating Income

	For the Years Ended
	December 31,

	2003	2002	$ Change	% Change

	(Restated)	(Restated)
Segment operating income	$55.7	$47.5	$8.2	17.2%

Operating margin	5.9%	4.9%

      For the year ended December 31, 2003, CMG operating income increased by $8.2, or 17.2%, which was the result of a $31.0 decrease in salary and related expenses and a $5.6 decrease in office and general expenses, offset by a $28.4 decrease in revenue.
      Segment operating income growth, excluding the impact of foreign currency and net effects of the acquisitions and divestitures, was primarily driven by increases in the branding and public relations businesses, offset by decreased operating income in sports marketing. Both brand and public relations businesses experienced organic revenue declines as well as significantly decreased operating expenses. The decreased operating expenses in branding were primarily driven by a decrease in bad debt expense as a result of improved collection activity, decreased payroll related expenses due to lower headcount as a result of restructuring actions taken in the public relations and branding business, as well as a decrease in expenses recorded for performance incentive awards. Operating income declined at Octagon despite organic revenue growth as a result of significant increases in operating expenses. Operating expenses in sports marketing rose as a result of certain sports television rights.
CORPORATE AND OTHER
      Amounts in corporate and other include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses which are not allocated to each operating division. The following significant expenses are included in corporate and other:

	For the Years Ended
	December 31,
			$
	2003	2002	Change	% Change

	(Restated)	(Restated)
Salaries, benefits and related expenses	$129.0	$131.1	$(2.1)	1.6%
Professional fees	49.8	28.5	21.3	74.7%
Rent and depreciation	30.5	26.5	4.0	15.1%
Corporate insurance	26.5	12.5	14.0	112.0%
Bank fees	1.6	3.7	(2.1)	(56.8)%
Other	9.3	17.7	(8.4)	(47.5)%
Expenses allocated to segments	(118.1)	(117.7)	(0.4)	0.3%

Total corporate and other	$128.6	$102.3	$26.3	25.7%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Salaries and related expenses include salaries, insurance, pension and bonus expense for Corporate Office employees. Professional fees include costs related to the preparation for Sarbanes-Oxley Act compliance, financial statement audit, legal, information technology and other consulting fees. Rent and depreciation includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Bank fees relate to debt and credit facilities managed by the Corporate Office. The amount of expense allocated to operating segments is calculated monthly based on a formula that uses the weighted average revenues of the operating unit. The majority of the corporate costs including most of the costs associated with internal control remediation and compliance are not allocated back to operating segment.
      The increase in corporate and other expense of $26.4 or 25.8% is primarily related to an increase in professional fees increased as a result of higher legal fees incurred from securities litigation and SEC investigation, higher audit costs and costs associated with preparing for compliance with the Sarbanes-Oxley Act. In addition, salaries, benefits, and related expenses increased as a result of accruals for performance incentive awards.
LIQUIDITY AND CAPITAL RESOURCES
     CASH FLOW OVERVIEW
     Operating cash flow
      Our cash provided by operating activities was $455.5, compared to $499.7 in 2003 and $878.9 in 2002. The decrease in cash provided by operating activities in 2004 was primarily attributable to the decrease in year-over-year changes in receivables and liabilities. The decrease in cash provided by operating activities in 2003 was primarily attributable to the lower earnings levels in 2003 resulting from continued softness in client demand for advertising and marketing services and our restructuring program.
      We conduct media buying on behalf of clients, which affects our working capital and operating cash flow. In most of our businesses, we collect funds from our clients which we use, on their behalf, to pay production costs and media costs. The amounts involved substantially exceed our revenues, and the current assets and current liabilities on our balance sheet reflect these pass-through arrangements. Our assets include both cash received and accounts receivable from customers for these pass-through arrangements, while our liabilities include amounts owed on behalf of customers to media and production suppliers. Generally, we pay production and media charges only after we have received funds from our clients, and our risk from client nonpayment has historically not been significant.
     Funding requirements
      Our most significant funding requirements include: non-cancelable operating lease obligations, capital expenditures, payments in respect of past acquisitions, interest payments, preferred stock dividends and taxes. We have not paid dividends on our common stock since 2002.
      We have no scheduled maturities of long-term debt until 2008, as a result of transactions undertaken in 2005. Our outstanding debt and preferred stock are described below under Long-Term Debt and Convertible Preferred Stock. In January 2004, we redeemed $250.0 of debt. In November 2004, we refinanced $250.0 of debt through November 2009 and $350.0 of debt through November 2014, and in July 2005 we refinanced $250.0 of debt due to mature in 2005 through July 2008. These transactions are described below under Redemption and Repurchase of Long-Term Debt.
      Our capital expenditures are primarily to upgrade computer and telecommunications systems and to modernize offices. Our principal bank credit facility as amended limits the amounts we can spend on

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
capital expenditures in any calendar year to $210.0. Our capital expenditures were $194.0 in 2004, $159.6 in 2003 and $171.4 in 2002.
      We acquired a large number of agencies through 2001, but in recent years the number and value of acquisitions have been significantly less. Cash paid for new acquisitions was approximately $14.6 in 2004, $4.0 in 2003 and $48.2 in 2002. However, under the terms of certain of our past acquisitions, we have long-term obligations to pay additional consideration or to purchase additional equity interests in certain consolidated or unconsolidated subsidiaries if specified conditions are met. Some of the consideration under these arrangements is in shares of our common stock, but most is in cash. We made cash payments for past acquisitions of $161.7 in 2004, $221.2 in 2003 and $240.0 in 2002. Our projected obligations for 2005 and beyond are set forth below under Contractual Obligations.
      Certain media companies in various international locations require advertising agencies to post a letter of credit to support commitments to purchase media placements. Primarily, we obtain these letters of credit from our principal bank syndicate under the credit facilities described under Credit Arrangements below. The outstanding amount of letters of credit was $165.4 and $160.1 as of December 31, 2004 and 2003, respectively. These letters of credit have not been drawn upon in recent years.
     Sources of funds
      At December 31, 2004 our total of cash and cash equivalents plus short-term marketable securities was $1,970.4. The total was $2,067.0 at December 31, 2003, which included proceeds from securities sold in December 2003 that we used in January 2004 to retire $250.0 of outstanding debt.
      We have financed ourselves through access to the capital markets by issuing debt securities, convertible preferred stock and common stock. Our outstanding debt securities and convertible preferred stock are described under Long-Term Debt, Convertible Senior Notes and Convertible Preferred Stock below. As a result of the disclaimer of opinion by PwC on Management’s Assessment on Internal Control over Financial Reporting, the SEC considers our SEC filings not to be current for purposes of certain of the SEC’s rules. As a result, we are unable to use “short-form” registration (registration that allows us to incorporate by reference our Form 10-K, Form 10-Q and other SEC reports into our registration statements) or, for most purposes, shelf registration, until twelve complete months have passed after we file an annual report containing an audit report on internal control over financial reporting that does not disclaim an opinion.
      In July 2005, we issued $250.0 of Floating Rate Notes due 2008 in a private placement to refinance maturing debt, as described below.
      We have committed and uncommitted credit lines and the terms of our revolving credit facilities are described below. We have not drawn on our committed facilities during 2004 or 2003, although we use them to issue letters of credit, as described above. Our outstanding borrowings under uncommitted credit facilities were $67.8 and $69.8 as of December 31, 2004 and 2003, respectively. We use uncommitted credit lines for working capital needs at some of our operations outside the United States. If we lose access to these credit lines, we may be required to provide funding directly to some overseas operations. We maintain our committed credit facilities primarily as stand-by short-term liquidity.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
     Liquidity outlook
      We expect our operating cash flow and cash on hand to be sufficient to meet our anticipated operating requirements for the next twelve months. We have no significant scheduled amounts of long-term debt due until 2008. We continue to have a level of cash and cash equivalents that we consider to be conservative. We consider this approach to be important as we address the consequences of the restatement, including increased cash requirements resulting, among other things, from higher professional fees and from the liabilities we have recognized in the restatement. Accordingly we may seek to raise additional financing, if market conditions applicable to our Company permit us to do so on favorable terms, in order to enhance our financial flexibility. There can be no assurance that such financing will be completed on terms that are favorable to us, if at all.
      Substantially all of our operating cash flow is generated by subsidiaries. Our liquid assets are held primarily at the holding company level, but also at our larger subsidiaries. The legal or contractual restrictions on our ability to transfer funds within the group, whether in the form of dividends, loans or advances, do not significantly reduce our financial flexibility.
     FINANCING
     Long-Term Debt
      A summary of our long-term debt is as follows:

	December 31,

	2004	2003

1.80% Convertible Subordinated Notes due 2004 (less unamortized discount of $5.9)	$—	$244.1
1.87% Convertible Subordinated Notes due 2006 (less unamortized discount of $23.5)	—	337.5
7.875% Senior Unsecured Notes due 2005	255.0	522.1
7.25% Senior Unsecured Notes due 2011	500.0	500.0
5.40% Senior Unsecured Notes due 2009 (less unamortized discount of $0.3)	249.7	—
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $1.0)	347.3	—
4.50% Convertible Senior Notes due 2023	800.0	800.0
Other notes payable and capitalized leases — at interest rates from 4.5% to 22.23%	42.1	42.1

Total long-term debt	2,194.1	2,445.8
Less: current portion	258.1	247.1

Long-term debt, excluding current portion	$1,936.0	$2,198.7

      Exposure to interest rate movements is reduced by interest rate swap agreements. As a result of these agreements, the effective interest rate for the 6.25% Senior Unsecured Notes differs from its stated rate.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Annual repayments of long-term debt as of December 31, 2004 are scheduled as follows:

2005	$258.1
2006	3.9
2007	2.1
2008	1.6
2009	250.5
Thereafter	1,677.9

Total long-term debt	$2,194.1

     Redemption and Repurchase of Long-Term Debt
      In January 2004, we redeemed the 1.80% Convertible Subordinated Notes with an aggregate principal amount of $250.0 at maturity at an aggregate price of approximately $246.0, which included the principal amount of the Notes plus original issue discount and accrued interest to the redemption date. To redeem these Convertible Subordinated Notes, we used approximately $246.0 of the net proceeds from the 2003 Common and Mandatory Convertible Preferred Stock offerings as discussed below.
      In November 2004, we tendered for $250.0 of the $500.0 outstanding face value 7.875% Senior Unsecured Notes at an aggregate price of approximately $263.1, which included the principal amount of the Notes plus accrued interest to the tender date. A prepayment premium of $9.8 was recorded on the early retirement of $250.0 of these Notes. In December 2004, we redeemed our outstanding 1.87% Convertible Subordinated Notes with an aggregate principal amount of approximately $361.0 at maturity at an aggregate price of approximately $346.8, which included the principal amount of the Notes plus accrued interest to the redemption date. To tender for the 7.875% Senior Unsecured Notes and redeem the 1.87% Convertible Subordinated Notes, we used approximately $250.0 and $350.0, respectively, of the net proceeds from the sale and issuance in November 2004 of the 5.40% Senior Unsecured Notes due November 2009 and 6.25% Senior Unsecured Notes due November 2014.
      In August 2005, we redeemed the remainder of the outstanding 7.875% Senior Unsecured Notes with an aggregate principal amount of approximately $250.0 at maturity at an aggregate price of approximately $258.6, which included the principal amount of the Notes plus accrued interest to the redemption date. To redeem these Notes we used the proceeds from the sale and issuance in July 2005 of $250.0 Floating Rate Notes due in July 2008.
     Consent Solicitation
      In March 2005, we completed a consent solicitation to amend the indentures governing five series of our outstanding public debt to provide, among other things, that our failure to file with the trustee our SEC reports, including our 2004 Annual Report on Form 10-K and Quarterly Reports for the first and second quarter of 2005 on Form 10-Q, would not constitute a default under the indentures until September 30, 2005.
      The indenture governing our 4.50% Convertible Senior Notes was also amended to provide for: (1) an extension from March 15, 2005 to September 15, 2009 of the date on or after which we may redeem the 4.50% Notes and (2) an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.
     Convertible Senior Notes
      The 4.50% Convertible Senior Notes (“4.50% Notes”) are convertible to common stock at a conversion price of $12.42 per share, subject to adjustment in specified circumstances. They are convertible at any time if the average price of our common stock for 20 trading days immediately

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
preceding the conversion date is greater than or equal to a specified percentage, beginning at 120% in 2003 and declining 0.5% each year until it reaches 110% at maturity, of the conversion price. They are also convertible, regardless of the price of our common stock, if: (i) we call the 4.50% Notes for redemption; (ii) we make specified distributions to shareholders; (iii) we become a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities) or (iv) the credit ratings assigned to the 4.50% Notes by any two of Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are lower than Ba2, BB and BB, respectively, or the 4.50% Notes are no longer rated by at least two of these ratings services. Because of our current credit ratings, the 4.50% Notes are currently convertible into approximately 64.4 shares of our common stock.
      We, at the investors’ option, may be required to redeem the 4.50% Notes for cash on March 15, 2008 and may also be required to redeem the 4.50% Notes at the investors’ option on March 15, 2013 and March 15, 2018, for cash or common stock or a combination of both, at our election. Additionally, investors may require us to redeem the 4.50% Notes in the event of certain change of control events that occur prior to March 15, 2008, for cash or common stock or a combination of both, at our election. If at any time on or after March 13, 2003 we pay cash dividends on our common stock, we will pay contingent interest in an amount equal to 100% of the per share cash dividend paid on the common stock multiplied by the number of shares of common stock issuable upon conversion of the 4.50% Notes. At our option, we may redeem the 4.50% Notes on or after September 15, 2009 for cash. The redemption price in each of these instances will be 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, if any. The 4.50% Notes also provide for an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.
     Credit Arrangements
      We have committed and uncommitted lines of credit with various banks that permit borrowings at variable interest rates. At December 31, 2004 and 2003, there were no borrowings under our committed facilities, however, there were borrowings under the uncommitted facilities made by several of our international subsidiaries totaling $67.8 and $69.8, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities at December 31, 2004 and 2003 was approximately 5% in each year. A summary of our credit facilities is as follows:

	December 31,

	2004				2003

	Total	Amount	Total		Total	Amount	Total
	Facility	Outstanding	Available		Facility	Outstanding	Available

Committed
364-Day Revolving Credit Facility	$250.0	$—	$250.0		$500.0	$—	$339.9	**
Three-Year Revolving Credit Facility	450.0	—	284.6	*	—	—	—
Five-Year Revolving Credit Facility	—	—	—		375.0	—	375.0
Other Facilities	0.8	—	0.8		0.8	—	0.8

	$700.8	$—	$535.4		$875.8	$—	$715.7
Uncommitted
International	$738.1	$67.8	$670.3		$744.8	$69.8	$675.0

*	Amount available is reduced by $165.4 of letters of credit issued under the Three-Year Revolving Credit Facility at December 31, 2004.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

**	Amount available is reduced by $160.1 of letters of credit issued under the 364-Day Revolving Credit Facility at December 31, 2003.
      Our primary bank credit agreements are two credit facilities, a 364-day revolving credit facility (“364-Day Revolving Credit Facility”) and a three-year revolving credit facility (“Three-Year Revolving Credit Facility” and, together with the 364-Day Revolving Credit Facility, the “Revolving Credit Facilities”). The 364-Day Revolving Credit Facility provides for borrowings of up to $250.0 and expires on September 30, 2005. The Three-Year Revolving Credit Facility expires on May 9, 2007 and provides for borrowings of up to $450.0, of which $200.0 is available for the issuance of letters of credit.
      Our Three-Year Revolving Credit Facility was amended and restated as of September 27, 2005. The effectiveness of the amended Three-Year Revolving Credit Facility is subject to certain conditions as described below.
      The terms of the amended Three-Year Revolving Credit Facility do not permit us: (i) to make cash acquisitions in excess of $50.0 until October 2006, or thereafter in excess of $50.0 until expiration of the agreement in May 2007, subject to increases equal to the net cash proceeds received in the applicable period from any disposition of assets; (ii) to make capital expenditures in excess of $210.0 annually; (iii) to repurchase or to declare or to pay dividends on our capital stock (except for any convertible preferred stock, convertible trust preferred instrument or similar security, which includes our outstanding 5.40% Series A Mandatory Convertible Preferred), except that we may repurchase our capital stock in connection with the exercise of options by our employees or with proceeds contemporaneously received from an issue of new shares of our capital stock; and (iv) to incur new debt at our subsidiaries, other than unsecured debt incurred in the ordinary course of business, which may not exceed $10.0 in the aggregate with respect to our US subsidiaries.
      The amended Three-Year Revolving Credit Facility also sets forth revised financial covenants. These require that, as of the fiscal quarter ended September 30, 2005 and each fiscal quarter thereafter, we maintain (i) an interest coverage ratio of not less than that set forth opposite the corresponding quarter in the table below:

Fiscal Quarter Ending	Ratio

September 30, 2005	2.15 to 1
December 31, 2005	1.75 to 1
March 31, 2006	1.85 to 1
June 30, 2006	1.45 to 1
September 30, 2006	1.75 to 1
December 31, 2006	2.15 to 1
March 31, 2007	2.50 to 1

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(ii) a debt to EBITDA ratio of not greater than that set forth opposite the corresponding quarter in the table below:

Fiscal Quarter Ending	Ratio

September 30, 2005	5.20 to 1
December 31, 2005	6.30 to 1
March 31, 2006	5.65 to 1
June 30, 2006	6.65 to 1
September 30, 2006	5.15 to 1
December 31, 2006	4.15 to 1
March 31, 2007	3.90 to 1
and (iii) minimum levels of EBITDA for the four fiscal quarters then ended of not less than that set forth opposite the corresponding quarter in the table below:

Four Fiscal Quarters Ending	Amount

September 30, 2005	$435.0
December 31, 2005	$360.0
March 31, 2006	$400.0
June 30, 2006	$340.0
September 30, 2006	$440.0
December 31, 2006	$545.0
March 31, 2007	$585.0
      The terms used in these ratios, including EBITDA, interest coverage and debt, are subject to specific definitions set forth in the agreement. Under the definition set forth in the Three-Year Revolving Credit Facility, EBITDA is determined by adding to net income or loss the following items: interest expense, income tax expense, depreciation expense, amortization expense, and certain specified cash payments and non-cash charges subject to limitations on time and amount set forth in the agreement. We expect to be in compliance with all covenants under our Three-Year Revolving Credit Facility, as amended and restated, for the next twelve months.
      Before agreeing to the amendments, the lenders reviewed preliminary drafts of the Consolidated Financial Statements included in this Annual Report and in our quarterly reports on Form 10-Q for the first two quarters of 2005. One condition to effectiveness of the amendments is that we have not received, on or before October 4, 2005 notice from the lenders that have a majority in amount of the revolving credit commitments that the Consolidated Financial Statements in this Annual Report and our quarterly reports, and the financial data contained in the notes thereto, are not substantially similar to the preliminary consolidated financial statements we provided to them. If we receive such a notice, the amended agreement will not become effective. In that event, we will continue to be subject to the financial covenants that were previously applicable under the Three-Year Revolving Credit Facility, as amended in June 2005 with respect to periods through the second quarter of 2005. We were in compliance with those covenants through June 30, 2005, but there can be no assurance that we will be in compliance when we report financial information through the third quarter of 2005.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Credit Agency Ratings
      Our current long-term debt credit ratings as of September 30, 2005 are Baa3 with negative outlook, BB- with negative outlook and B+ with negative outlook, as reported by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. Although a ratings downgrade by any of the ratings agencies will not trigger an acceleration of any of our indebtedness, a downgrade may adversely affect our ability to access capital and would likely result in more stringent covenants and higher interest rates under the terms of any new indebtedness.
      Our credit ratings at year-end 2004 and 2003 were as follows:

December 31,

	2004			2003

	Senior			Senior
	Unsecured	Subordinated*	Outlook	Unsecured	Subordinated	Outlook

Moody’s	Baa3	—	Stable	Baa3	Ba1	Credit watch Negative
Standard & Poor’s	BB+	—	Credit watch Negative	BB+	BB-	Stable
Fitch	BB+	—	Stable	BB+	BB-	Stable

*	As of December 31, 2004, we had no Subordinated debt outstanding.

Convertible Preferred Stock
      In December 2003 we issued 7.5 shares of Series A Mandatory Convertible Preferred Stock (“Preferred Stock”). The Preferred Stock carries a dividend yield of 5.375%. On the automatic conversion date in December 2006, each share of the Preferred Stock will convert, subject to adjustment, to between 3.0358 and 3.7037 shares of common stock, depending on the then-current market price of our common stock. Under certain circumstances, the Preferred Stock may be converted prior to maturity at our option or at the option of the holders.

Payment of Dividends
      We have not paid any dividends on our common stock since December of 2002. As previously discussed, our ability to declare or pay dividends on common stock is currently restricted by the terms of our Revolving Credit Facilities. We pay annual dividends on each share of Preferred Stock in the amount of $2.6875. Dividends are cumulative from the date of issuance and are payable on each payment date to the extent that dividends are not restricted under the Revolving Credit Facilities and assets are legally available to pay dividends. In addition to the stated annual dividend, if at any time on or before December 16, 2006, we pay a cash dividend on our common stock, the holders of Preferred Stock participate in such distributions via adjustments to the conversion ratio, thereby increasing the number of common shares into which the Preferred Stock will ultimately convert.

CONTRACTUAL OBLIGATIONS
      The following summarizes our estimated contractual obligations at December 31, 2004, and the effect on our liquidity and cash flow in future periods:

	2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt	$258.1	$3.9	$2.1	$1.6	$250.5	$1,677.9	$2,194.1
Interest payments	$133.0	$125.5	$125.5	$121.0	$107.7	$667.9	$1,280.6
Non-cancelable operating lease obligations	$269.9	$243.5	$212.9	$186.5	$155.5	$828.4	$1,896.7

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Restatement Related Matters
      As a result of the restatement review (discussed more fully in Note 2), the Company has recorded additional liabilities with regard to Vendor Discounts or Credits, Internal Investigations and International Compensation Agreements which amount to $242.3, $114.8 (including $37.5 of additional vendor discounts or credits) and $40.3, respectively, as of December 31, 2004. The Company believes that these amounts represent our best estimates of our ultimate liabilities in each of these cases based on facts and documents reviewed and are sufficient to cover any obligations that we may have to our clients, vendors, and various governmental organizations in the jurisdictions involved. The Company estimates it will pay approximately $250 related to these liabilities over the next 24 months.
      We have contingent obligations under guarantees of certain obligations of our subsidiaries (“parent company guarantees”) relating principally to lines of credit, guarantees of certain media payables and operating leases of certain subsidiaries. The amount of such parent company guarantees was approximately $601.8 and $658.0 at December 31, 2004 and 2003, respectively. In the event of non-payment by the subsidiary of the obligations covered by the guarantees, we would be obliged to pay the amounts. As of December 31, 2004, there are no assets pledged as security for amounts owed or guaranteed.
      We have not included obligations under our pension and postretirement benefit plans in the contractual obligations table. Our funding policy regarding our funded pension plan is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as are determined to be appropriate to improve the plans’ funded status. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, level of market interest rates and levels of voluntary contributions to the plans. Declines in long-term interest rates have had a negative impact on the funded status of the plans. During 2004, we made voluntary cash contributions of $32.1 to our domestic pension plans only. We can contribute cash to these plans at our discretion; however we do not expect to make any contributions to our postretirement benefits plans or domestic pension plans during 2005. We expect to contribute $24.3 to our international plans in 2005.
      We have structured certain acquisitions with additional contingent purchase price obligations in order to reduce the potential risk associated with negative future performance of the acquired entity. In addition, we have entered into agreements that may require us to purchase additional equity interests in certain consolidated and unconsolidated subsidiaries. The amounts relating to these transactions are based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors. In accordance with GAAP, we have not recorded a liability for these items on the balance sheet since the definitive amounts payable are not determinable or distributable. When the contingent acquisition obligations have been met and the consideration is distributable, we will record the fair value of this consideration as an additional cost of the acquired entity. The following table details the estimated liability and the estimated amount that would be paid under such options, in the event of exercise at the earliest exercise date. All payments are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The following contingent acquisition obligations are net of compensation expense, except as noted below, as defined by the terms and conditions of the respective acquisition agreements and employment terms of the former owners of the acquired businesses. This future expense will not be allocated to the assets and liabilities acquired. As of December 31, 2004, our estimated contingent acquisition obligations are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total

Deferred Acquisition Payments
Cash	$48.0	$5.7	$2.1	$0.9	$4.3	$—	$61.0
Stock	12.4	5.4	—	—	—	—	17.8
Put Options with Consolidated Affiliates*
Cash	30.2	1.8	9.5	3.4	3.0	7.3	55.2
Stock	0.1	0.1	—	—	—	—	0.2
Put Options with Unconsolidated Affiliates*
Cash	5.4	3.4	3.9	3.0	2.2	1.4	19.3
Stock	0.8	0.9	—	0.9	—	0.3	2.9
Call Options with Consolidated Affiliates*
Cash	4.2	1.1	—	—	—	4.8	10.1
Stock	—	0.5	—	—	—	—	0.5

Subtotal — Cash	$87.8	$12.0	$15.5	$7.3	$9.5	$13.5	$145.6
Subtotal — Stock	$13.3	$6.9	$—	$0.9	$—	$0.3	$21.4

Total Contingent Acquisition Payments	$101.1	$18.9	$15.5	$8.2	$9.5	$13.8	$167.0

      In accounting for acquisitions, we recognize deferred payments and purchases of additional interests after the effective date of purchase that are contingent upon the future employment of owners as compensation expense in our Consolidated Statement of Operations. As of December 31, 2004, our estimated contingent acquisition payments with associated compensation expense impacts are as follows:

Compensation Expense — Related Payments
Cash	$34.1	$4.9	$2.1	$1.4	$—	$1.3	$43.8
Stock	$1.8	$0.2	$—	$—	$—	$—	$2.0

Subtotal	$35.9	$5.1	$2.1	$1.4	$—	$1.3	$45.8

Total Payments	$137.0	$24.0	$17.6	$9.6	$9.5	$15.1	$212.8

*	We have entered into certain acquisitions that contain both put and call options with similar terms and conditions. In such instances, we have included the related estimated contingent acquisition obligations with Put Options.
      The 2005 obligations relate primarily to acquisitions that were completed prior to December 31, 2001.

DERIVATIVES AND HEDGING ACTIVITIES
      We periodically enter into interest rate swap agreements and forward contracts to manage exposure to interest rate fluctuations and to mitigate foreign exchange volatility. During the fourth quarter of 2004, we executed three interest rate swaps which synthetically converted our $350.0, 6.25% Senior Unsecured Notes due November 2014, of fixed rate debt to floating rates. Fair value adjustments decreased the carrying amount of our debt outstanding at December 31, 2004 by approximately $1.7. In January 2005,

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
we executed an interest rate swap which synthetically converted an additional $150.0 of the $500.0, 7.25% Senior Unsecured Notes due August 2011, of fixed rate debt to floating rates. We entered into the swaps to hedge a portion of our floating interest rate exposure on our cash investments. In May of 2005, we terminated all of our long-term interest rate swap agreements covering the $350.0, 6.25% Senior Unsecured Notes and $150.0 of the $500.0, 7.25% Senior Unsecured Notes. In connection with the interest rate swap termination, our net cash receipts were approximately $1.1, which will be recorded as an offset to interest expense over the remaining life of the related debt.
      We have entered into foreign currency transactions in which various foreign currencies are bought or sold forward. These contracts were entered into to meet currency requirements arising from specific transactions. The changes in value of these forward contracts were reflected in our Consolidated Statement of Operations. As of December 31, 2004 and 2003, we had contracts covering approximately $1.8 and $2.4, respectively, of notional amount of currency and the fair value of the forward contracts was negligible.
      The terms of the 4.50% Convertible Senior Notes include two embedded derivative instruments. The fair value of the two derivatives on December 31, 2004 was immaterial.

INTERNAL CONTROL OVER FINANCIAL REPORTING
      We have identified numerous material weaknesses in our internal control over financial reporting, as set forth in greater detail in Item 8, Management’s Assessment on Internal Control Over Financial Reporting and Item 9A, Controls and Procedures, of this report. Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result, we have assessed that our internal control over financial reporting was not effective as of December 31, 2004. Management will, however, be unable to determine whether the elements of internal control over financial reporting related directly to preparing the financial statements for external purposes, as well as the preparation and calculation of the provision for income taxes, were operating effectively as of December 31, 2004 because internal controls in place at year-end have been extensively modified prior to the Company’s evaluation of these controls which can no longer be observed or assessed.
      The report of PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, on our internal control over financial reporting disclaims an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting. Until we file an annual report containing an audit report on our internal control over financial reporting that does not disclaim an opinion on our assessment or on the effectiveness of our internal control over financial reporting, we are subject to certain limitations under the US federal securities laws as further described in Item 1, Business-Risk Factors.
      We are in the process of developing and implementing remedial measures to address the material weaknesses in our internal control over financial reporting. However, because of our decentralized structure and our many disparate accounting systems of varying quality and sophistication, we have extensive work remaining to remedy these material weaknesses. While we have made considerable progress, we have yet to complete the formal work plan for remedying the identified material weaknesses. At present, there can be no assurance as to when the remediation plan will be completed or when it will be implemented. Until our remedial efforts are completed, we will continue to incur the expenses and management burdens associated with the manual procedures and additional resources required to prepare our Consolidated Financial Statements. There will also continue to be a substantial risk that we will be unable to make future SEC filings on time. These developments, and the effect on our actual or perceived liquidity and credit standing, could have material adverse effects on our financial condition and further adverse affects

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
on our business or our liquidity that we cannot predict. We discuss these risks under Risk Factors in Item 1 of this Annual Report.

RESTATEMENT
      In connection with our work to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we identified errors in our accounting and previously reported financial results. In March 2005, we announced that we would delay filing our Annual Report on Form 10-K, and began a comprehensive review of previously reported financial information. The scope of our review included the analysis of accounting for acquisitions, revenue and leases, internal investigations into potential employee misconduct, as well as other miscellaneous areas impacted by the identified material weaknesses. The review, conducted under the direction of our senior management with the oversight of the Audit Committee of the Board of Directors, included our operating agencies and consisted of an extensive examination of financial information and significant transactions.
      Our procedures were substantially manual and involved hundreds of our employees and external consultants and took over six months to complete. These procedures included examining the accounting for more than 400 acquisitions, leases at approximately 370 entities, approximately 10,000 account reconciliations and account analyses and over 300,000 intercompany transactions, as well as a comprehensive review of over 20,000 client contracts with respect to timing of revenue recognition, vendor related discounts or credits and income statement classification. In addition, we are in various stages of completing approximately 50 internal investigations addressing employee misconduct predominantly outside the US. In order to complete this work, we have hired or replaced hundreds of temporary and permanent accountants. Management believes the scope and process of its internal review of previously reported financial information was sufficient to identify issues of a material nature that could affect our Consolidated Financial Statements and all dates and periods presented herein have been restated to fairly present the results of our operations.
      The errors in our previously reported financial information, and the failure to prevent them or detect them in our financial reporting process, were largely attributable to weak internal controls, our decentralized operational structure, general lack of compliance with our policies and procedures, numerous disparate operating information technology systems, inadequate oversight by management at various levels within our organization, and an inadequate staff of competent accounting personnel with an appropriate level of knowledge of GAAP. We concluded that our control environment has not progressed sufficiently to serve as an effective foundation for all other components of internal control.
      As a result of our review, we determined that a restatement of previously reported financial information was required. Our previously reported financial information should no longer be relied upon. Accordingly, we have restated our previously reported financial information for the years ended December 31, 2003, 2002, 2001, and 2000 and our previously reported financial information for the first, second and third quarters of 2004 and 2003 (the “restatement”). The restatement also affects periods prior to 2000, which is reflected as an adjustment to opening retained earnings as of January 1, 2000. The restatement covers a number of separate matters, each of which is described below and in further detail in Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Issued Financial Statements.
      The law firm of Dewey Ballantine LLP was retained to advise the Audit Committee of the Board of Directors regarding the discharge of its obligations. The scope of the Dewey Ballantine LLP work included oversight of the internal investigations into potential employee misconduct being conducted by our internal audit group and the overall restatement process conducted by management. Dewey Ballantine LLP

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
retained a forensic accounting firm to assist with its work involving the internal investigations and review of the overall restatement process.
      For the quarterly impact of the restatement issue and the restated financial results for the first, second and third quarters of 2004, see Item 8, Financial Statements and Supplementary Data, Note 20, Results by Quarter.
      The following tables summarize the impact of all of these adjustments on previously reported revenue; net income (loss) from continuing operations and earnings per share; and assets, liabilities, and stockholders’ equity. The overall impact on stockholders’ equity of the restatement adjustments as of September 30, 2004, the date for which we last published financial statements, is approximately $550 million or 27.5% of the previously reported September 30, 2004 equity balance.

	For the Years Ended December 31,

	Impact of Adjustments on Revenue

	2003	2002	2001	2000

As previously reported	$5,863.4	$5,737.5	$6,352.7	$6,728.5
Revenue Recognition Related to Vendor Discounts or Credits	(50.6)	(40.2)	(42.8)	(25.9)
Revenue Recognition related to Customer Contracts	(18.7)	(8.6)	(3.6)	(6.8)
Revenue Presentation	355.6	358.5	340.2	264.3
Pre-Acquisition Earnings	—	(2.5)	(4.2)	(42.2)
Internal Investigations	(7.2)	(6.1)	(2.9)	(4.6)
Other Adjustments	19.2	20.5	(40.9)	(41.1)

Total Adjustments	298.3	321.6	245.8	143.7

As restated	$6,161.7	$6,059.1	$6,598.5	$6,872.2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	Impact of Adjustments on Net Income (Loss) from Continuing Operations and Earnings per Share

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002

		Basic Earnings			Basic Earnings
		(Loss) Per	Diluted Earnings		(Loss) Per	Diluted Earnings
		Share of	(Loss) Per		Share of	(Loss) Per
	Net Income	Common	Share of	Net Income	Common	Share of
	(Loss)	Stock	Common Stock	(Loss)	Stock	Common Stock

As previously reported	$(552.9)	$(1.43)	$(1.43)	$68.0	$0.18	$0.18
Revenue Recognition Related to Vendor Discounts or Credits	(45.4)	(0.12)	(0.12)	(32.9)	(0.09)	(0.09)
Revenue Recognition Related to Customer Contracts	(15.8)	(0.04)	(0.04)	(4.5)	(0.01)	(0.01)
Future Obligations Related to Prior Acquisitions	(24.2)	(0.06)	(0.06)	(13.8)	(0.04)	(0.04)
Pre-Acquisition Earnings	—	—	—	(0.7)	—	—
Internal Investigations	(18.6)	(0.05)	(0.05)	(14.4)	(0.04)	(0.04)
International Compensation Arrangements	(8.8)	(0.02)	(0.02)	(8.5)	(0.02)	(0.02)
Accounting for Leases	(2.5)	(0.01)	(0.01)	(0.3)	—	—
Other Adjustments	28.1	0.07	0.07	(7.7)	(0.02)	(0.02)

Total Restatement Adjustments	(87.2)	(0.23)	(0.23)	(82.8)	(0.22)	(0.22)

As restated	$(640.1)	$(1.66)	$(1.66)	$(14.8)	$(0.04)	$(0.04)

Weighted-average shares:		385.5	385.5		376.1	376.1

	Impact of Adjustments on Net Income (Loss) from Continuing Operations and Earnings per Share

	For the Year Ended December 31, 2001			For the Year Ended December 31, 2000

		Basic Earnings	Diluted		Basic Earnings
		(Loss) Per	Earnings		(Loss) Per	Diluted Earnings
		Share of	(Loss) Per		Share of	(Loss) Per
	Net Income	Common	Share of	Net Income	Common	Share of
	(Loss)	Stock	Common Stock	(Loss)	Stock	Common Stock

As previously reported	$(550.1)	$(1.49)	$(1.49)	$386.4	$1.07	$1.04
Revenue Recognition Related to Vendor Discounts or Credits	(35.7)	(0.10)	(0.10)	(19.6)	(0.05)	(0.05)
Revenue Recognition Related to Customer Contracts	(2.8)	(0.01)	(0.01)	(4.3)	(0.01)	(0.01)
Future Obligations Related to Prior Acquisitions	(14.0)	(0.04)	(0.04)	(10.1)	(0.03)	(0.03)
Pre-Acquisition Earnings	2.8	0.01	0.01	(5.1)	(0.01)	(0.01)
Internal Investigations	(10.9)	(0.03)	(0.03)	(3.7)	(0.01)	(0.01)
International Compensation Arrangements	(4.4)	(0.01)	(0.01)	(4.6)	(0.01)	(0.01)
Accounting for Leases	(2.9)	(0.01)	(0.01)	(7.0)	(0.02)	(0.02)
Other Adjustments	19.4	0.06	0.06	(8.1)	(0.03)	(0.03)

Total Restatement Adjustments	(48.5)	(0.14)	(0.13)	(62.5)	(0.17)	(0.17)

As restated	$(598.6)	$(1.62)	$(1.62)	$323.9	$0.90	$0.87

Weighted-average shares		369.0	369.0		359.6	370.5

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	Impact of Adjustments on Consolidated Balance Sheet Accounts

	As of December 31, 2003			As of December 31, 2002

	Total	Total	Stockholders’	Total	Total	Stockholders’
	Assets	Liabilities	Equity	Assets	Liabilities	Equity

As previously reported	$12,234.5	$9,628.6	$2,605.9	$11,793.7	$9,693.7	$2,100.0
Revenue Recognition Related to Vendor Discounts or Credits	36.3	198.5	(162.2)	26.7	130.8	(104.1)
Revenue Recognition Related to Customer Contracts	33.6	122.7	(89.1)	37.5	101.1	(63.6)
Future Obligations Related to Prior Acquisitions	(2.3)	64.2	(66.5)	(5.0)	37.2	(42.2)
Pre-Acquisition Earnings	(38.6)	(2.6)	(36.0)	(17.1)	(2.6)	(14.5)
Internal Investigations	9.1	61.4	(52.3)	(3.4)	27.6	(31.1)
International Compensation Arrangements	2.8	29.2	(26.4)	2.1	19.6	(17.5)
Accounting for Leases	38.9	67.6	(28.7)	38.3	61.7	(23.3)
Other Adjustments	131.6	157.5	(25.9)	32.2	113.3	(81.1)
Total Adjustments	211.4	698.5	(487.1)	111.3	488.7	(377.4)

As restated	$12,445.9	$10,327.1	$2,118.8	$11,905.0	$10,182.4	$1,722.6

	Impact of Adjustments on Consolidated Balance Sheet Accounts

	As of December 31, 2001			As of December 31, 2000

	Total	Total	Stockholders’	Total	Total	Stockholders’
	Assets	Liabilities	Equity	Assets	Liabilities	Equity

As previously reported	$11,375.3	$9,535.2	$1,840.1	$12,253.6	$9,883.3	$2,370.3
Revenue Recognition Related to Vendor Discounts or Credits	19.8	85.8	(66.0)	11.1	42.3	(31.3)
Revenue Recognition Related to Customer Contracts	32.6	86.3	(53.7)	31.1	82.5	(51.5)
Future Obligations Related to Prior Acquisitions	(0.6)	28.3	(28.8)	(0.5)	14.6	(15.0)
Pre-Acquisition Earnings	(16.5)	(2.6)	(14.0)	(20.2)	(2.7)	(17.5)
Internal Investigations	(1.4)	14.0	(15.4)	0.5	5.4	(4.9)
International Compensation Arrangements	1.2	10.2	(9.0)	—	5.0	(5.0)
Accounting for Leases	46.2	67.6	(21.4)	37.9	57.4	(19.6)
Other Adjustments	(16.3)	35.9	(52.2)	(63.2)	9.8	(72.8)
Total Adjustments	65.0	325.5	(260.5)	(3.3)	214.3	(217.6)

As restated	$11,440.3	$9,860.7	$1,579.6	$12,250.3	$10,097.6	$2,152.7

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Impact of
Adjustments on
Retained Earnings

As previously reported at December 31, 1999	$1,320.4
Revenue Recognition Related to Vendor Discounts or Credits	(16.9)
Revenue Recognition Related to Customer Contracts	(75.0)
Future Obligations Related to Prior Acquisitions	(5.2)
Pre-Acquisition Earnings	(31.8)
Internal Investigations	(1.1)
Accounting for Leases	(21.4)
Other Adjustments	(13.6)

Total Restatement Adjustments	(165.0)

As restated at January 1, 2000	$1,155.4

Description of Restatement Adjustments:

Revenue Recognition

Revenue Recognition related to Vendor Discounts or Credits:
      We receive rebates, discounts, and other credits from our vendors and media outlets for the acquisition of goods and services that are entered into on behalf of our clients. The expenses include the purchase of various forms of media, including television, radio, and print advertising space, or production costs, such as the creation of advertising campaigns, commercials, and print advertisements. Revenues in the advertising and communicative services business are frequently recorded net of third party costs as the business is primarily an agent for its clients. Since these costs are billed to clients, there are times when vendor discounts, credits, or price differences can affect the net revenue recorded by the agency. These third party discounts, rebates, or price differences are frequently referred to as credits.
      Our contracts are typically “fixed-fee arrangements” or “cost-based arrangements.” In “fixed-fee arrangements,” the amount we charge our clients is comprised of a fee for our services. The fee we earn, however, is not affected by the level of expenses incurred. Therefore, any rebates or credits received in servicing these accounts do not create a liability to the client. In “cost-based arrangements,” we earn a percentage commission or flat fee based on or incremental to the expenses incurred. In these cases, rebates or credits received may accrue to the benefit of our clients and create a liability payable to the client. The implication and interpretation of cost language included in our contracts can vary across international and domestic markets in which we operate and can affect whether or not we have a liability to the client.
      Without adequate contract review procedures the operating practice and the accounting in some of our agencies, predominantly outside the United States, relied on local customs and practices. As a result, in some instances, our accounting for the vendor discount was inconsistent with the underlying contractual requirements, which necessitated accounting adjustments. To correct for improperly recorded revenue, we have established a liability to refund these credits, discounts and rebates to our customers in accordance with our contractual obligations.
      As part of the restatement, we have performed an extensive review of our client contracts and local law to determine the impact of improperly recognizing these media and vendor credits as additional revenue instead of recognizing a liability to our clients. We have determined our exposure to each type of these credits by agency, reviewed our legal obligations considering our client contracts and local law, and

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
established a liability as necessary. Where it was impractical to review client contracts we have estimated our exposure. If our estimate is incorrect we may need to materially adjust our liability.
      In order to remediate this issue, we are in the process of issuing a formal policy to require proper transparency in our contracts, and proper handling and accounting for these types of vendor discounts or credits received in the normal course of business.
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2000; we have recorded an adjustment of $(16.9) to retained earnings at January 1, 2000 related to vendor discounts or credits.

Revenue Recognition Related to Vendor Discounts or Credits	Impact of Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002	2001	2000

Consolidated Statement of Operations:
Revenue	(50.6)	(40.2)	(42.8)	(25.9)
Operating Income (Loss)	(53.3)	(41.4)	(48.8)	(26.7)
Provision for Income Taxes	(7.9)	(8.5)	(13.0)	(7.1)
Income (Loss) from Continuing Operations	(45.4)	(32.9)	(35.7)	(19.6)

Consolidated Balance Sheet:
Total Assets	9.6	7.0	8.7	7.0
Total Liabilities	67.7	45.0	43.4	25.6

Revenue Recognition related to Customer Contracts:
      We recognize revenue when persuasive evidence of an arrangement exists, there is fixed and determinable pricing, and upon completion of the earnings process in accordance with the terms of the arrangement with our clients, which is generally as services are performed and/or when the media placements or production are completed.
      For project based arrangements, revenue is recognized based upon the agreement that we have in place with our customers. Our fees are generally recognized as earned, based on the proportional performance method of revenue recognition in situations where our fee is reconcilable to the actual hours incurred to service the client, as detailed in a contractual staffing plan, or where the fee is earned on a per hour basis, with the amount of revenue recognized in both situations limited to the amount realizable per the terms of the client contract. Where it is determined that the contractual staffing plan is incomplete or there is no staffing plan, we defer the recognition of revenue until the period in which all work is completed. For retainer-based arrangements, fees are recognized on a straight line or monthly basis when service is provided, essentially on a pro rata basis, and the terms of the contract support that accounting. We require explicit language in the contract evidencing that our obligation to the client for services rendered is satisfied on a monthly basis. We evaluate the termination provisions of the contract for a determination of amounts realizable at an interim date. Where it is determined that the terms of the contract do not clearly support monthly recognition of revenue, we defer the recognition of revenue until the period in which all work is completed.
      In certain transactions with our customers the persuasive evidence of the customer arrangement was not always adequate to support revenue recognition, or the timing of revenue recognition did not appropriately follow the specific contract terms. As part of our review, we reviewed significant client contracts to ensure that revenue was recognized in accordance with the terms of the contract and/or with our policies as outlined above.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      We have established the following terms as the specific criteria to be followed consistently across our global operating divisions. For adequate persuasive evidence of arrangements, we required signed contractual agreements or in lieu of a signed contract, other evidence or documentation from our customers was required in the period in which revenue was recognized. This evidence was required to define our compensation, to give a clear indication of how revenue was to be earned, and to describe how our obligation to the client was to be satisfied. In the absence of persuasive evidence of an arrangement or detailed invoices indicating the level of services performed were not available, we deferred the recognition of revenue for the entire contract, until we could assure that all internal work was completed. Where it was determined that persuasive evidence was lacking or insufficient, we deferred the recognition of revenue until that period in which persuasive evidence was obtained, cash was received accompanied by a detailed customer invoice, or all work was completed.
      In connection with the restatement, we have established a formal policy with specific guidelines and tools as to how revenue should be recorded under the following bases: proportional performance, monthly, completed contract, or in accordance with other quantitative or qualitative goals as specified by the contract. We also plan to create a central tracking system that will detail all arrangements with clients which will assist in ensuring that all criteria for proper revenue recognition are met and properly classified.
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2000; we have recorded an adjustment of $75.0 to retained earnings at January 1, 2000 related to customer contracts.

Revenue Recognition Related to Customer Contracts	Impact of Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002	2001	2000

Consolidated Statement of Operations:
Revenue	(18.7)	(8.6)	(3.6)	(6.8)
Operating Income (Loss)	(17.2)	(6.7)	(3.6)	(6.8)
Provision for Income Taxes	(1.4)	(2.1)	(0.9)	(2.5)
Income (Loss) from Continuing Operations	(15.8)	(4.5)	(2.8)	(4.3)

Consolidated Balance Sheet:
Total Assets	(3.9)	4.9	1.5	3.4
Total Liabilities	21.6	14.8	3.7	7.6

Accounting for Reimbursement of Out-of-Pocket Expenses:
      We incur incidental out-of-pocket expenses in the course of providing services to our clients, for which we are reimbursed by our clients. These relate to travel, meals, and other incidental expenses. Under EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the reimbursements should be recorded as revenue and operating expenses in the Consolidated Statement of Operations.
      Prior to 2004, we incorrectly recorded some of these reimbursements of out-of-pocket expenses as a reduction of operating expenses. The effect was to report both revenue and expense net of these out-of-pocket expenses and reimbursements. In 2004, we established a formal policy detailing the proper classification of these expense reimbursements.
      We reviewed significant activity for all financial periods prior to 2004 to identify instances in which this error was made. In the restatement, we have reported client reimbursements of out-of-pocket expenses as revenue in all periods. Compared to our previously published Consolidated Financial Statements, the

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
effect of the restatement is to increase revenue and expense amounts, with no effect on operating income, and to reduce operating margin in percentage terms.

Gross versus Net Revenue Presentation:
      We incur and pay certain expenses on behalf of our clients typically relating to the cost of media purchases or production work. We invoice our clients for these expenses in addition to our fees for services provided. EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, sets forth criteria for the judgment whether revenue should be recognized based on the gross amount billed to the customer or net of amounts paid to suppliers. Because we are broadly considered an advertising agency based on our primary lines of business and only in certain situations would we record revenue other than on a net basis. Accordingly, we generally record revenue net of pass-through charges as we believe the relative strength of the key indicators, taken as a whole, suggest we generally act as an agent on behalf of our clients in our primary lines of business.
      We reviewed our lines of business and evaluated our status as a principal or agent, and we reviewed significant transactions to ensure the proper accounting for revenue. We assessed whether the agency or the third-party supplier is the primary obligor for services provided to the client. We evaluated the terms of our client agreements as part of this assessment. In addition we gave appropriate consideration to other key indicators, such as latitude in establishing price and discretion in supplier selection, and less consideration to others, such as credit risk.
      We determined that for certain of our businesses, primarily sales promotion, event, sports and entertainment marketing and corporate and brand identity services, the relative strength of the indicators suggests we act as a principal. Accordingly, under EITF 99-19, we accounted for revenue on a net basis in error. In the restatement, for those businesses we have recorded the gross amount billed to the client as revenue consistently on a historical basis. Compared to our previously published Consolidated Financial Statements, the effect of the restatement is to increase revenue and expense by equal amounts, with no effect on operating income or balance sheet accounts, and to reduce operating margin in percentage terms.
      We have defined specific criteria which our personnel can use to evaluate whether we are acting as a principal or an agent in their arrangements with clients.
      The impact on our Consolidated Financial Statements for the Accounting for Out-of-Pocket Expenses and Gross versus Net Revenue Presentation is presented in the following table:

Revenue Presentation	Impact of Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002	2001	2000

Consolidated Statement of Operations:
Revenue	355.6	358.5	340.2	264.3
Operating Income (Loss)	—	—	—	—
Provision for Income Taxes	—	—	—	—
Income (Loss) from Continuing Operations	—	—	—	—

     Accounting for Acquisitions
     Future Obligations related to Prior Acquisitions:
      The terms of our acquisitions generally provide for initial payment on the date of sale and contingent amounts over succeeding years, calculated based on the growth and financial performance of the business or the retention of key personnel. As a result, we maintain contingent obligations related to acquisitions

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
made in prior years, such as deferred payments and put options. Deferred payments, or “earn-outs,” generally tie the aggregate price ultimately paid for an acquisition to the business’ performance and are included in the terms of the original purchase to minimize our risk associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period. Earn-outs are typically contingent upon the achievement of projected operating performance targets, as specified in the purchase contract. For those acquisitions where we purchase partial ownership interest in a business, there are often matching put and call options issued. These put and call options are not fixed, rather they are based on a formula that approximates fair value. Put options require us to purchase additional equity interests in the future. Put option amounts to be paid are typically accounted for when the put option is exercised, except in instances where put option payments are specifically contingent upon the future employment of key personnel, in which case compensation expense is accrued prior to when the related put option is exercised. Call options entitle us to acquire additional equity interests in the future. Call option amounts to be paid are contingent upon our decision to exercise our option. Therefore, purchases of additional interests related to call options are accounted for when the related call option is exercised.
      In accounting for acquisitions, we recognize deferred payments and purchases of additional interests after the effective date of purchase, as an increase to goodwill and other intangibles, or as compensation expense, depending on the terms of the purchase contract. EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, provides criteria for this determination. In some instances, earn-out or put option payments were not properly accounted for as compensation expense. The effect of this error was to understate compensation expense and, in most instances, to overstate goodwill.
      We reviewed our acquisitions through 2004, including all contingent future obligations as of December 31, 2004, and we have recorded adjustments to compensation expense and goodwill in periods where contingent acquisition obligations were recorded inappropriately.
      We will require that future acquisition-related transactions be approved by our operating management as well as members of our Controllers, Corporate Development and Tax groups prior to execution of the related agreement. Our central repository of related information has been reviewed for completeness and accuracy and updated to ensure that it contains critical files and data. We plan to update our policies concerning the proper accounting for future obligations related to our acquisitions. The restatement also affects periods prior to 2000; we have recorded an adjustment of $5.2 to retained earnings at January 1, 2000.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table:

Future Obligations Related to Prior Acquisitions	Impact of Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002	2001	2000

Consolidated Statement of Operations:
Revenue	—	—	—	—
Operating Income (Loss)	(23.6)	(13.8)	(14.0)	(10.1)
Provision for Income Taxes	—	—	—	—
Income (Loss) from Continuing Operations	(24.2)	(13.8)	(14.0)	(10.1)

Consolidated Balance Sheet:
Total Assets	2.8	(4.5)	(0.1)	(0.0)
Total Liabilities	27.0	8.9	13.7	9.8

     Pre-Acquisition Earnings:
      It was not uncommon during the period 1996 through 2002 for us to account for the revenues and expenses of certain entities acquired from a point in time that was earlier than the date of closing. In those cases we incorrectly recorded the acquired business’ revenues and expenses in our Consolidated Financial Statements for that year as of January 1, although the acquisition closed subsequent to that date, typically in the latter half of the year. This incorrect recognition of revenue and expenses prior to the closing date was recorded either as an adjustment in the month of purchase, or by adjusting prior months’ accounting results. As a result of these misstatements of revenues and expenses, we recorded additional goodwill on our balance sheet to offset the increase to income. In doing so, we recorded amortization expense on an inflated goodwill balance until the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, at January 1, 2002, when we ceased amortizing goodwill.
      As part of the restatement, we reviewed financial books and records associated with the accounting at the time of acquisition and utilized quantitative analytics to understand revenue and expenses recorded related to the acquisition. As a result of our review we identified 142 acquisitions where we had inappropriately recognized earnings prior to our effective legal ownership of the acquired entities.
      We have calculated the impact of this incorrect practice through the review of purchase contracts for the substantial majority of acquisitions made since 1996. For those entities identified as having recorded pre-acquisition earnings, we identified the actual closing date of each acquisition and used this as the cutoff date to determine the amount of pre-acquisition earnings improperly recorded. For those entities identified with pre-acquisition earnings recognition, we also adjusted the goodwill balance for the error. Since the goodwill balance was misstated we also recalculated the appropriate amortization of goodwill from the date of acquisition.
      We have also created a central repository for acquisition data. Accounting for all future acquisitions must be reviewed and evaluated with the appropriate management oversight prior to the acquisition being finalized and must include members of our Controllers, Treasury, Corporate Development and Tax groups to prevent this type of inappropriate accounting in future periods.
      We have recorded adjustments as part of the restatement to reduce our consolidated revenues, expenses and goodwill balances in the years where pre-acquisition earnings were recorded inappropriately. We have also made adjustments to amortization expense that was recorded on our misstated goodwill balance.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2000; we have recorded an adjustment of $31.8 to retained earnings at January 1, 2000 related to pre-acquisition earnings recognition.

Pre-Acquisition Earnings	Impact of Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002	2001	2000

Consolidated Statement of Operations:
Revenue	—	(2.5)	(4.2)	(42.2)
Operating Income (Loss)	—	(1.2)	1.5	(9.9)
Provision for Income Taxes	—	(0.1)	(0.6)	(4.6)
Income (Loss) from Continuing Operations	—	(0.7)	2.8	(5.1)

Consolidated Balance Sheet:
Total Assets	(0.4)	(0.5)	3.7	(1.5)
Total Liabilities	(0.0)	0.1	0.1	0.0

Internal Investigations
      Instances of possible employee misconduct have come to our attention through our anti-fraud program, internal and external audit work, and the expanded scope of our work on the restatement. Our corporate risk management group investigates these matters, frequently with the assistance of outside forensic accountants and legal counsel. It prepares a written report documenting the investigation, its findings, and recommended actions. The report is then presented to corporate management and the Audit Committee of the Board of Directors for review. If we conclude that there has been misconduct, we take appropriate personnel action, which may include termination, and if recommended by counsel, we notify the appropriate governmental and regulatory authorities of violations of law, and take legal action if appropriate to recover our losses.
      The restatement includes the correction of certain unintentional errors in our accounting that were discovered as a result of these investigations and primarily relate to agencies outside the United States. However, certain of these investigations revealed instances of deliberate falsification of accounting records, evasion of taxes in jurisdictions outside the United States, inappropriate charges to clients, diversion of corporate assets, non-compliance with local laws and regulations, and other improprieties. These errors were not prevented or detected earlier because of material weaknesses in our control environment and decentralized operating structure. In a number of these cases, the activities appear to have had the purpose of improving the reported financial performance of the operating unit involved. In a number of cases, we believe the purpose included reducing the personal tax burdens of the individuals involved.
      In an effort to improve the Company’s internal control over financial reporting relating to employee misconduct, the Company has developed an extensive remediation plan. This plan includes specific responses to the findings of each of the internal investigations referred to below, as well as an enhanced, Company-wide compliance program. The remediation plan has been developed by management in consultation with outside advisors and has been approved by the Audit Committee.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The table below sets forth the impact of this element of the restatement on our Consolidated Financial Statements for the years 2000 through 2003. The restatement also reflects periods prior to 2000; we have recorded an adjustment of $1.1 in our retained earnings at January 1, 2000.

Internal Investigations	Impact of Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002	2001	2000

Consolidated Statement of Operations:
Revenue	(7.2)	(6.1)	(2.9)	(4.6)
Operating Income (Loss)	(17.3)	(12.7)	(10.3)	(4.0)
Provision for Income Taxes	1.2	1.9	0.7	(0.3)
Income (Loss) from Continuing Operations	(18.6)	(14.4)	(10.9)	(3.7)

Consolidated Balance Sheet:
Total Assets	12.6	(2.1)	(1.9)	0.5
Total Liabilities	30.3	8.8	5.6	4.3

      We believe that the liabilities we have recognized relating to the investigations are our best estimate of our ultimate liability based on the facts and documents reviewed to date. While the vast majority of the investigations have yielded adjustments to our prior period financial statements reflected in the restatement, several of them are still continuing, and others may arise in the future. Management has recorded its best estimate of probable exposure based on the facts that it had at the time. We cannot predict what any ongoing investigation may uncover and what, if any, remedial actions may have to be taken. It is possible that we will be required to pay material fines, penalties, interest or other amounts associated with these investigations.
      Below is a summary of the cases that we have investigated that have resulted in a restatement of our prior period financial results greater than $5.0. These instances represent approximately 80% of the aggregate cumulative adjustments recorded as a result of our internal investigations.

•	We have recorded adjustments with a cumulative impact on net income for the years 2000 through 2004 of $31.8 including taxes, penalties and interest of $10.0 relating to errors we identified at our McCann agency in Turkey. These errors are attributable primarily to the retention of vendor discounts that should have been remitted to clients, the improper valuation of a previously acquired business and over-billing clients for payments to vendors. Our information to date indicates that these activities involved misconduct by local senior management. When the investigation is concluded, we will determine the appropriate personnel actions, which could include terminations of local senior management.

•	We have recorded adjustments with a cumulative impact on net income for the years 2000 through 2004 of $14.5 relating to errors identified at our FCB agency in Turkey. These errors were attributable primarily to inappropriate charges to customers and evasion of local taxes. Our information to date indicates that these activities involved misconduct by local senior management. When the investigation is concluded, we will determine the appropriate personnel actions, which could include terminations of local senior management.

•	We have recorded adjustments with a cumulative impact on net income for the years 2000 through 2004 of $10.8 relating to errors we identified at Media First in New York City. These errors are attributable primarily to inadequate recordkeeping but also included payment of certain employee salaries through accounts payable and without appropriate tax withholdings. The errors resulted in

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

increased earn-out payments. Some management personnel at the agency involved in this activity have been terminated.

•	We have recorded adjustments with a cumulative impact on net income for the years 2000 to 2004 of $10.5 relating to errors we identified at our FCB agency in Spain. These errors are attributable to the use of companies that were formed to account for the production and media volume discounts received from production suppliers on a separate set of books and records. As a result, discounts and rebates to which clients may have been entitled under local law were concealed to prevent detection in the event of a client audit. In addition, compensation was paid to an agency executive’s personal service company out of these companies without proper withholding for income taxes. At the same location, we have also recorded adjustments with a cumulative impact of $4.2. These errors are attributable to the inappropriate recognition of certain discounts and benefits that should have been remitted to clients. We plan to divest our interest in FCB Spain and sign an affiliation agreement with the management there with an appropriate control structure to assure future business is properly conducted.

•	We have recorded adjustments with a cumulative impact on net income for the years 2000 through 2004 of $12.7 relating to errors we identified at our McCann agency in Greece. These errors are attributable primarily to retention of vendor discounts in excess of the level permitted under Greek law and the purchase of prepaid media on a speculative basis without the appropriate client commitment. In addition, we identified inappropriate related-party transactions and evidence of improper gifts. The senior officer and other management personnel at the agency have been terminated and parts of the agency’s business have been divested.

•	We have recorded adjustments with a cumulative impact on net income for the years 2000 through 2004 of approximately $7.2 relating to errors we identified at our McCann agency in the Netherlands. These errors are attributable to the recognition as revenue of certain discounts and benefits that should have been returned to clients or vendors. We have terminated and/or replaced local financial and operating management.

•	We have recorded adjustments with a cumulative impact on net income for the years 2000 through 2004 of $8.6 relating to errors identified at five McCann agencies in Azerbaijan, Ukraine, Uzbekistan, Bulgaria and Kazakhstan. These errors were attributable to failure to record and pay compensation-related taxes, value added taxes and corporate income taxes, and to inadequate record keeping. Management in these jurisdictions paid certain employees as contractors, often in cash, without accounting for the payments. In three of these countries, income and expenses were recorded by a service company located outside these jurisdictions to avoid corporate tax or value added tax. We have sold or are in the process of selling all of these entities. In the case of the Ukraine, we plan on signing an affiliation agreement with the management there with appropriate controls in place to assure our business is properly conducted.
      In addition, the other investigations that had an impact of less than $5.0 each have resulted in adjustments with a cumulative impact on net income for the years 2000 through 2004 of $11.9. The errors were similar in nature to those described above. We have terminated, or are in the process of terminating, the employees involved in these occurrences.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Review of International Compensation Arrangements
      Over the past 18 months, we have undertaken an extensive review of employment compensation practices across our organization. While most practices were found to be acceptable, we have identified some practices in certain jurisdictions that required additional review. The key areas are as follows:
      Personal Service Companies. The advertising industry and many other service industries frequently make use of freelancers, who are typically treated as independent contractors and not subjected to the regulations that apply to an employee-employer relationship. In certain instances, particularly in Europe and Latin America, it is common for individuals to establish a personal service company (“PSC”), in which case the hiring company will normally contract directly with the PSC for the services of the individual. In every jurisdiction that was reviewed, PSC arrangements are legal and often customary and socially acceptable. However, in certain circumstances, if the individual does not meet the established criteria, the PSC structure is not a permissible vehicle and could result in an avoidance of personal income tax and social tax by the individual and, in the case of the company, an avoidance of social tax. We reviewed every situation where one of our agencies had indicated that it contracted with a PSC and determined that in a number of instances, the use of a PSC was not supportable.
      Payment of Personal Expenses Outside the Normal Payroll Mechanism. We have also identified in certain countries, including some in which such a practice was customary and socially acceptable, instances where expenses that can be considered personal in nature were reimbursed to an individual employee outside the payroll mechanism. The practice resulted in the payment not being reported through the normal payroll system and no appropriate tax withholdings being made. We have identified those instances where we believe such practice should have been reported through the payroll system.
      Split Salary Payments. We identified certain instances where an individual employee received compensation from a jurisdiction outside the jurisdiction in which he was primarily employed (home country). In such instances, the paying company normally would not report or withhold local income tax on such salary payments, relying on the employee to report and remit the appropriate taxes to the country of employment. We have identified those instances where either the paying entity or the local employing entity had an affirmative obligation to report and withhold personal income and social taxes.
      Equity Grants and Retirement Payments. In a number of instances we identified stock option and restricted stock or retirement annuities granted to employees outside the US and upon exercise or vesting, neither the US company nor the local company reported the compensation arising therefrom or withheld applicable local tax. Instead the agency notified each employee of the employee’s obligation to report and withhold in the respective local country of residence or employment. We have identified certain jurisdictions where we or the local employing agency should have withheld on or reported the compensation to the local authorities.
      Independent Contractor/ Employees. A common issue in our industry is the retention of services by individuals in the capacity of an independent contractor instead of as an employee. There are specific criteria in every jurisdiction in which we do business which establish whether an individual is to be characterized as an employee or as an independent contractor. In a number of instances we have identified individuals who were classified as independent contractors but should have been considered employees.
      As it relates to the 5 issues, Personal Service Companies, payment of personal expenses outside the normal payroll mechanism, split salary payments, equity grants and retirement payments, and independent contractors/ employees, we have recorded adjustments with a cumulative impact on net income for the years 2000 through 2003 of $26.8, of which $9.9 related to PSCs.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The table below sets forth the impact of this element of the restatement on our Consolidated Financial Statements for the years 2000 through 2003. The restatement also reflects periods prior to 2000; we have recorded an adjustment of $1.3 in our retained earnings at January 1, 2000.

International Compensation Arrangements	Impact of Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002	2001	2000

Consolidated Statement of Operations:
Revenue	—	—	—	—
Operating Income (Loss)	(9.6)	(9.4)	(5.2)	(5.0)
Provision for Income Taxes	(0.7)	(0.9)	(0.8)	(0.4)
Income (Loss) from Continuing Operations	(8.8)	(8.5)	(4.4)	(4.6)

Consolidated Balance Sheet:
Total Assets	0.7	0.9	0.8	0.4
Total Liabilities	9.6	9.4	5.2	5.0

Accounting for Lease Related Expenses
      Substantially all of our office space is leased from third parties. Certain of our lease contracts contain rent holidays, various escalation clauses, or landlord/tenant incentives. While it is our policy to record leases properly, in some instances we did not account for these lease provisions in accordance with GAAP, specifically, SFAS No. 13, Accounting for Leases, FASB Technical Bulletin (“FTB”) 85-3, Accounting for Operating Leases with Scheduled Rent Increases, FTB 88-1, Issues Related to Accounting for Leases, and SFAS No. 143, Accounting for Asset Retirement Obligations. In particular: we recorded rent expense for operating leases on a cash basis, without consideration for rent holidays; we did not appropriately record or amortize landlord/tenant incentives, and in some cases, netted reimbursements with leasehold improvement assets; we did not properly record or amortize leasehold improvements over the appropriate periods, and in some cases, inappropriately amortized leasehold improvement over terms that included assumptions of lease renewals; we did not completely or accurately record asset retirement obligations related to leasehold improvement assets; and for lease properties that were part of either our 2001 or 2003 restructuring programs, these errors also impacted amounts previously recorded for restructuring.
      We have reviewed our significant lease arrangements in place as of December 31, 2004. We reviewed rental costs, including costs related to fixed rent escalation clauses and rent holidays, and correctly recorded them on a straight-line basis over the lease term. We ensured that landlord/tenant incentives are recorded as leasehold improvement assets and amortized over the shorter of the economic useful life or the lease term. We ensured that funds received are recorded as deferred rent and amortized as reductions to rent expense over the lease term. For leasehold improvements, we recorded adjustments to amortize the related assets over the shorter of the economic useful life or the lease term, and ensured that the lease renewal is “reasonably assured” as that term is contemplated by SFAS No. 13 when the amortization period includes a renewal period. We ensured that asset retirement obligations are recorded completely and accurately in the period in which they are incurred and a reasonable estimate of fair value can be made, and that the amortization of the asset and accretion of the discounted liability is recognized ratably over the useful life of the leasehold improvement asset. For leased properties that were part of either our 2001 or 2003 restructuring programs, we ensured that prior period rent costs have been recorded on a straight-line basis prior to time of restructuring and that deferred rent credit balances have been appropriately taken into consideration in the calculation of the related restructuring reserve at time of restructuring.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      We have revised and expanded guidelines to assist personnel in analyzing and recording lease related expenses in the Consolidated Statement of Operation.
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2000; we have recorded an adjustment of $21.4 to retained earnings at January 1, 2000 related to lease expenses.

Accounting for Leases	Impact of Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002	2001	2000

Consolidated Statement of Operations:
Revenue	—	—	—	—
Operating Income (Loss)	(0.6)	0.2	(4.0)	(10.9)
Provision for Income Taxes	1.6	0.2	(1.4)	(4.0)
Income (Loss) from Continuing Operations	(2.5)	(0.3)	(2.9)	(7.0)

Consolidated Balance Sheet:
Total Assets	0.5	(7.8)	8.3	10.0
Total Liabilities	5.9	(5.9)	10.1	16.3

     Other Adjustments
      We have identified other adjustments to our Consolidated Financial Statements which do not conform to GAAP. We had previously not performed account reconciliations timely. As a result of the restatement we reconciled significant balance sheet and income statement accounts and determined that some accounts required adjustment. In our examination of accounts, we have identified a number of matters that require correction, the most significant of which are discussed below.
      Tax Provision: Based on our review of a global licensing structure in the Octagon Group that had been put in place prior to our acquisition of that group in 1998, it was determined that the licensing structure had resulted in incorrectly allocating reported income for statutory and income tax purposes for all years since acquisition. Based on established transfer pricing principles it is our view that the income in question should have been allocated to and reported partially within the U.K. and partially within the U.S., resulting in additional income taxes. The corrected amount of tax for years 1998 through 2003 has been recorded, including interest and penalties, and will be remitted to the respective governments. We have disclosed this change to the tax authorities in the U.S. and in the U.K.
      Deconsolidation of Entities: We noted several instances where an entity was fully consolidated in error. In these cases, the entity was erroneously consolidated in financial results for certain years for which we did not have effective control of the entity, and accordingly in the restatement, we recorded an adjustment to deconsolidate these entities for those years.
      Pension Expense Associated with Foreign Plans: Adjustments were recorded to properly state the pension expense associated with foreign plans for all years presented. Such adjustments resulted in increased pension expense for previously unidentified plans.
      Goodwill and Investment Impairments: Adjustments were necessary to reclass goodwill and investment impairments in the appropriate periods where the triggering event was identified to have occurred. Certain impairments had been recorded in subsequent periods and were accounted for in the appropriate periods.
      Foreign Currency Translation Adjustments: Adjustments were made to properly state the foreign currency translation adjustment and the foreign currency gains or losses accounts for all periods. Certain

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
amounts that had previously been recorded in the wrong periods have now been adjusted and accounted for in the appropriate periods.
      Classification Revisions: Adjustments were made to reclassify certain balance sheet, income and expense account balances for consistent application of GAAP and our policies and procedures. Such reclassification adjustments included the presentation of bank overdrafts as a liability rather than a credit balance in an asset account, intercompany accounts that had been incorrectly recorded as accounts receivable, accounts payable or other non-intercompany accounts, reclassifications of long-term and short-term assets and liabilities and other miscellaneous income and expense account reclassifications. Certain adjustments had been recorded in subsequent periods and were accounted for in the appropriate periods.
      Auction rate securities have been reclassified from cash equivalents to short-term marketable securities for each of the periods presented in the accompanying Consolidated Balance Sheet based upon our evaluation of the maturity dates associated with the underlying bonds. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets, at predetermined short-term intervals, usually between 7 and 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the significant degree of market liquidity provided through the interest rate resets. We had previously classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less.
      Other Adjustments: We also have corrected certain known errors that were previously not recorded because in each such case we believed at the time that the amount of any such error was not material to our consolidated financial statements. Principally, these types of adjustments consist of numerous minor items. We wrote off unsubstantiated balances related to unbillable third party charges, the reversal of over accrued job costs, and fixed asset write-offs for items that should not have been capitalized, could not be accounted for or were not in use.
      As part of our remediation of our material control weaknesses, we are in the process of hiring additional personnel with knowledge of GAAP to assist in timely reconciliations of our accounts, to ensure substantiation of amounts recorded, recognition of appropriate cut-off, and management oversight of key accounts.
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2000; we have recorded an adjustment of $13.6 to retained earnings at January 1, 2000 related to these miscellaneous other adjustments.

Other Adjustments	Impact of Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002	2001	2000

Consolidated Statement of Operations:
Revenue	$19.2	$20.5	$(40.9)	$(41.2)
Operating Income (Loss)	38.2	1.8	(13.6)	(21.7)
Provision for Income Taxes	(3.9)	(2.1)	34.0	(6.6)
Income (Loss) from Continuing Operations	$28.1	$(7.7)	$(19.4)	$(8.1)

Consolidated Balance Sheet:
Total Assets	$74.8	$44.1	$21.1	$(31.4)
Total Liabilities	$43.6	$72.9	$23.6	$(26.5)

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The following tables present the effect of the restatement adjustments on the Consolidated Statement of Operations for the years ended December 31, 2003, 2002, 2001, and 2000:
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

REVENUE	$5,863.4	$298.3	$6,161.7

OPERATING EXPENSES:
Salaries and related expenses	3,451.8	48.8	3,500.6
Office and general expenses	1,896.9	328.8	2,225.7
Restructuring charges	175.6	(2.7)	172.9
Long-lived asset impairment and other charges	286.9	7.1	294.0

Total operating expenses	5,811.2	382.0	6,193.2

OPERATING INCOME (LOSS)	52.2	(83.7)	(31.5)

EXPENSE AND OTHER INCOME:
Interest expense	(172.8)	(34.2)	(207.0)
Debt prepayment penalty	(24.8)	—	(24.8)
Interest income	38.9	0.4	39.3
Investment impairments	(84.9)	13.4	(71.5)
Litigation charges	(127.6)	—	(127.6)
Other income	50.0	0.3	50.3

Total expense and other income	(321.2)	(20.1)	(341.3)

Loss from continuing operations before provision for income taxes	(269.0)	(103.8)	(372.8)
Provision for income taxes	254.0	(11.3)	242.7

Loss from continuing operations of consolidated companies	(523.0)	(92.5)	(615.5)
Income applicable to minority interests (net of tax)	(30.9)	3.9	(27.0)
Equity in net income of unconsolidated affiliates (net of tax)	1.0	1.4	2.4

Loss from continuing operations	(552.9)	(87.2)	(640.1)
Income from discontinued operations (net of tax)	101.2	(0.2)	101.0

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(451.7)	$(87.4)	$(539.1)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(1.43)	$(0.23)	$(1.66)
Discontinued operations	0.26	—	0.26

	$(1.17)	$(0.23)	$(1.40)

Diluted:
Continuing operations	$(1.43)	$(0.23)	$(1.66)
Discontinued operations	0.26	—	0.26

Total	$(1.17)	$(0.23)	$(1.40)

Weighted-average shares:
Basic	385.5	—	385.5
Diluted	385.5	—	385.5

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2002

	As Previously	Effect of	As
	Reported	Restatement	Restated

REVENUE	$5,737.5	$321.6	$6,059.1

OPERATING EXPENSES:
Salaries and related expenses	3,350.0	46.7	3,396.7
Office and general expenses	1,889.3	359.4	2,248.7
Restructuring charges	12.1	(4.2)	7.9
Long-lived asset impairment and other charges	127.1	2.9	130.0

Total operating expenses	5,378.5	404.8	5,783.3

OPERATING INCOME	359.0	(83.2)	275.8

EXPENSE AND OTHER INCOME:
Interest expense	(145.6)	(13.1)	(158.7)
Interest income	29.8	0.8	30.6
Investment impairments	(39.7)	(0.6)	(40.3)
Other income	7.9	0.4	8.3

Total expense and other income	(147.6)	(12.5)	(160.1)

Income from continuing operations before provision for income taxes	211.4	(95.7)	115.7
Provision for income taxes	117.9	(11.5)	106.4

Income from continuing operations of consolidated companies	93.5	(84.2)	9.3
Income applicable to minority interests (net of tax)	(30.5)	0.5	(30.0)
Equity in net income of unconsolidated affiliates (net of tax)	5.0	0.9	5.9

Income (loss) from continuing operations	68.0	(82.8)	(14.8)

Income from discontinued operations (net of tax)	31.5		31.5

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$99.5	$(82.8)	$16.7

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$0.18	$(0.22)	$(0.04)
Discontinued operations	0.08	—	0.08

Total	$0.26	$(0.22)	$0.04

Diluted:
Continuing operations	$0.18	$(0.22)	$(0.04)
Discontinued operations	0.08	—	0.08

Total	$0.26	$(0.22)	$0.04

Weighted-average shares:
Basic	376.1	—	376.1
Diluted	381.3	(5.2)	376.1

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2001

	As Previously	Effect of	As
	Reported	Restatement	Restated

REVENUE	$6,352.7	$245.8	$6,598.5

OPERATING EXPENSES:
Salaries and related expenses	3,620.9	13.6	3,634.5
Office and general expenses	2,060.7	337.8	2,398.5
Restructuring charges	634.5	(5.0)	629.5
Long-lived asset impairment and other charges	303.1	(2.4)	300.7

Total operating expenses	6,619.2	344.0	6,963.2

OPERATING INCOME	(266.5)	(98.2)	(364.7)

EXPENSE AND OTHER INCOME:
Interest expense	(164.6)	(4.4)	(169.0)
Interest income	41.8	(0.1)	41.7
Investment impairments	(210.8)	(1.6)	(212.4)
Other income	13.7	0.8	14.5

Total expense and other income	(319.9)	(5.3)	(325.2)

Loss from continuing operations before provision for income taxes	(586.4)	(103.5)	(689.9)
Benefit for income taxes	(66.1)	(49.3)	(115.4)

Loss from continuing operations of consolidated companies	(520.3)	(54.2)	(574.5)
Income applicable to minority interests (net of tax)	(29.4)	2.1	(27.3)
Equity in net income of unconsolidated affiliates (net of tax)	(0.4)	3.6	3.2

Loss from continuing operations	(550.1)	(48.5)	(598.6)

Income from discontinued operations (net of tax)	15.6	(0.1)	15.5

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(534.5)	$(48.6)	$(583.1)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(1.49)	$(0.13)	$(1.62)
Discontinued operations	0.04	—	0.04

Total	$(1.45)	$(0.13)	$(1.58)

Diluted:
Continuing operations	$(1.49)	$(0.13)	$(1.62)
Discontinued operations	0.04	—	0.04

Total	$(1.45)	$(0.13)	$(1.58)

Weighted-average shares:
Basic	369.0	—	369.0
Diluted	369.0	—	369.0

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2000

	As Previously	Effect of	As
	Reported	Restatement	Restated

REVENUE	$6,728.5	$143.7	$6,872.2

OPERATING EXPENSES:
Salaries and related expenses	3,845.7	(14.9)	3,830.8
Office and general expenses	1,918.6	254.4	2,173.0
Restructuring charges	159.1	(0.8)	158.3

Total operating expenses	5,923.4	238.7	6,162.1

OPERATING INCOME	805.1	(95.0)	710.1

EXPENSE AND OTHER INCOME:
Interest expense	(126.3)	(1.0)	(127.3)
Interest income	57.5	(0.1)	57.4
Investment impairments	—	(3.9)	(3.9)
Other income	42.6	2.7	45.3

Total expense and other income	(26.2)	(2.3)	(28.5)

Income from continuing operations before provision for income taxes	778.9	(97.3)	681.6
Provision for income taxes	332.1	(26.2)	305.9

Income from continuing operations of consolidated companies	446.8	(71.1)	375.7
Income applicable to minority interests (net of tax)	(42.2)	3.7	(38.5)
Equity in loss of unconsolidated affiliates (net of tax)	(18.2)	4.9	(13.3)

Income from continuing operations	386.4	(62.5)	323.9

Income from discontinued operations (net of tax)	6.4	—	6.4

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$392.8	$(62.5)	$330.3

Earnings per share of common stock:
Basic:
Continuing operations	$1.07	$(0.17)	$0.90
Discontinued operations	0.02	—	0.02

Total	$1.09	$(0.17)	$0.92

Diluted:
Continuing operations	$1.04	$(0.17)	$0.87
Discontinued operations	0.02	—	0.02

Total	$1.06	$(0.17)	$0.89

Weighted-average shares:
Basic	359.6	—	359.6
Diluted	370.5	—	370.5

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
     The following tables present the effect of the restatement adjustments on the Consolidated Balance Sheet as of December 31, 2003, 2002, 2001, and 2000:
CONDENSED CONSOLIDATED BALANCE SHEET

	As of December 31, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

ASSETS:
Cash and cash equivalents	$2,005.7	$(133.8)	$1,871.9
Short-term marketable securities	—	195.1	195.1
Accounts receivable, net of allowance of $134.1	4,632.4	17.9	4,650.3
Expenditures billable to clients	242.1	61.2	303.3
Deferred income taxes	201.7	78.0	279.7
Prepaid expenses and other current assets	267.8	(35.4)	232.4

Total current assets	7,349.7	183.0	7,532.7
Land, buildings and equipment, net	657.1	40.8	697.9
Deferred income taxes	344.5	33.8	378.3
Investments	248.6	(1.8)	246.8
Goodwill	3,310.6	(42.7)	3,267.9
Other intangible assets, net	42.0	1.0	43.0
Other assets	282.0	(2.7)	279.3

Total non-current assets	4,884.8	28.4	4,913.2

TOTAL ASSETS	$12,234.5	$211.4	$12,445.9

LIABILITIES:
Accounts payable	$5,299.2	$315.5	$5,614.7
Accrued liabilities	1,042.7	214.0	1,256.7
Short-term debt	282.6	34.3	316.9

Total current liabilities	6,624.5	563.8	7,188.3
Long-term debt	2,191.7	7.0	2,198.7
Deferred compensation and employee benefits	539.8	8.8	548.6
Other non-current liabilities	202.6	124.1	326.7
Minority interests in consolidated subsidiaries	70.0	(5.2)	64.8

Total non-current liabilities	3,004.1	134.7	3,138.8

TOTAL LIABILITIES	9,628.6	698.5	10,327.1

STOCKHOLDERS’ EQUITY:	2,605.9	(487.1)	2,118.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,234.5	$211.4	$12,445.9

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
CONDENSED CONSOLIDATED BALANCE SHEET

	As of December 31, 2002

	As Previously	Effect of	As
	Reported	Restatement	Restated

ASSETS:
Cash and cash equivalents	$933.0	$20.2	$953.2
Short-term marketable securities	—	30.7	30.7
Accounts receivable, net of allowance of $139.8	4,517.6	92.5	4,610.1
Expenditures billable to clients	407.6	(19.9)	387.7
Deferred income taxes	37.0	66.0	103.0
Prepaid expenses and other current assets	427.1	(37.5)	389.6

Total current assets	6,322.3	152.0	6,474.3
Land, buildings and equipment, net	825.7	25.4	851.1
Deferred income taxes	509.9	24.4	534.3
Investments	357.3	(30.8)	326.5
Goodwill	3,377.1	(56.2)	3,320.9
Other intangible assets, net	81.6	0.8	82.4
Other assets	319.8	(4.3)	315.5

Total non-current assets	5,471.4	(40.7)	5,430.7

TOTAL ASSETS	$11,793.7	$111.3	$11,905.0

LIABILITIES:
Accounts payable	$5,125.5	$245.3	$5,370.8
Accrued liabilities	1,144.0	129.9	1,273.9
Short-term debt	820.3	21.6	841.9

Total current liabilities	7,089.8	396.8	7,486.6
Long-term debt	1,817.7	4.5	1,822.2
Deferred compensation and employee benefits	526.1	8.8	534.9
Other non-current liabilities	189.7	81.0	270.7
Minority interests in consolidated subsidiaries	70.4	(2.4)	68.0

Total non-current liabilities	2,603.9	91.9	2,695.8

TOTAL LIABILITIES	9,693.7	488.7	10,182.4

STOCKHOLDERS’ EQUITY:	2,100.0	(377.4)	1,722.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,793.7	$111.3	$11,905.0

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
CONDENSED CONSOLIDATED BALANCE SHEET

	As of December 31, 2001

	As Previously	Effect of	As
	Reported	Restatement	Restated

ASSETS:
Cash and cash equivalents	$935.2	$2.9	$938.1
Short-term marketable securities	—	21.2	21.2
Accounts receivable, net of allowance of $90.7	4,673.2	(20.1)	4,653.1
Expenditures billable to clients	325.5	32.9	358.4
Deferred income taxes	80.0	56.0	136.0
Prepaid expenses and other current assets	337.6	(37.5)	300.1

Total current assets	6,351.5	55.4	6,406.9
Land, buildings and equipment, net	847.7	23.3	871.0
Deferred income taxes	495.0	19.0	514.0
Investments	302.8	31.8	334.6
Goodwill	2,994.3	(60.4)	2,933.9
Other intangible assets, net of amortization	102.2	—	102.2
Other assets	281.8	(4.1)	277.7

Total non-current assets	5,023.8	9.6	5,033.4

TOTAL ASSETS	$11,375.3	$65.0	$11,440.3

LIABILITIES:
Accounts payable	$4,555.5	$155.7	$4,711.2
Accrued liabilities	1,445.9	90.6	1,536.5
Short-term debt	428.4	0.1	428.5

Total current liabilities	6,429.8	246.4	6,676.2
Long-term debt	2,480.6	4.0	2,484.6
Deferred compensation and employee benefits	431.7	6.9	438.6
Other non-current liabilities	103.8	73.5	177.3
Minority interests in consolidated subsidiaries	89.3	(5.3)	84.0

Total non-current liabilities	3,105.4	79.1	3,184.5

TOTAL LIABILITIES	9,535.2	325.5	9,860.7

STOCKHOLDERS’ EQUITY:	1,840.1	(260.5)	1,579.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,375.3	$65.0	$11,440.3

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
CONDENSED CONSOLIDATED BALANCE SHEET

	As of December 31, 2000

	As Previously	Effect of	As
	Reported	Restatement	Restated

ASSETS:
Cash and cash equivalents	$844.6	$4.2	$848.8
Short-term marketable securities	—	26.6	26.6
Accounts receivable, net of allowance of $84.1	5,643.5	(43.9)	5,599.6
Expenditures billable to clients	436.7	36.5	473.2
Deferred income taxes	—	—	—
Prepaid expenses and other current assets	277.8	(42.8)	235.0

Total current assets	7,202.6	(19.4)	7,183.2
Land, buildings and equipment, net	825.0	20.6	845.6
Deferred income taxes	382.5	27.6	410.1
Investments	420.0	43.0	463.0
Goodwill	3,146.9	(150.9)	2,996.0
Other intangible assets, net of amortization	—	87.8	87.8
Other assets	276.6	(12.0)	264.6

Total non-current assets	5,051.0	16.1	5,067.1

TOTAL ASSETS	$12,253.6	(3.3)	$12,250.3

LIABILITIES:
Accounts payable	$5,781.6	$119.9	$5,901.5
Accrued liabilities	1,293.4	48.7	1,342.1
Short-term debt	549.3	(11.3)	538.0

Total current liabilities	7,624.3	157.3	7,781.6
Long-term debt	1,531.8	2.0	1,533.8
Deferred compensation and employee benefits	519.8	5.7	525.5
Other non-current liabilities	106.8	56.8	163.6
Minority interests in consolidated subsidiaries	100.6	(7.5)	93.1

Total non-current liabilities	2,259.0	57.0	2,316.0

TOTAL LIABILITIES	9,883.3	214.3	10,097.6

STOCKHOLDERS’ EQUITY:	2,370.3	(217.6)	2,152.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,253.6	$(3.3)	$12,250.3

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
CRITICAL ACCOUNTING POLICIES
      Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America. Preparation of the financial statements and related disclosures requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and disclosed in the accompanying notes. We believe that of our significant accounting policies, the following critical accounting policies involve a higher degree of judgment and/or complexity. We consider these accounting estimates to be critical because changes in the assumptions or estimates have the potential to materially impact our financial statements. On an ongoing basis, we evaluate our judgments, assumptions and estimates based on historical experience and various other factors that are believed to be reasonable under the circumstances. Management discussed with our Audit Committee the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition
      Our primary sources of revenue are from the planning and execution of advertising programs in various media and the planning and execution of other marketing and communications programs. The revenue for these services is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) services have been performed.
      Depending on the terms of the client contract, fees for services performed can be recognized three ways: proportional performance, straight-line or monthly basis or completed contract. Fees are generally recognized as earned based on the proportional performance method of revenue recognition in situations where our fee is reconcilable to the actual hours incurred to service the client as detailed in a contractual staffing plan or where the fee is earned on a per hour basis with the amount of revenue recognized in both situations limited to the amount realizable per the terms of the client contract. We believe an input based measure (the ‘hour’) is appropriate in situations where the client arrangement essentially functions as a time and out of pocket expense contract and the client receives the benefit of the services provided throughout the contract term. Fees are recognized on a straight-line or monthly basis when service is provided essentially on a pro rata basis and the terms of the contract support monthly basis accounting. Certain fees (such as for major marketing events) are deferred until contract completion as the final act is so significant in relation to the service transaction taken as a whole. Fees are also recognized on a completed contract basis when the terms of the contract do not otherwise qualify for proportional performance, monthly basis recognition or the client agreement calls for the delivery of discrete projects. Incremental direct costs incurred related to contracts where revenue is accounted for on a completed contract basis are expensed as incurred. Commissions are generally earned on the date of the broadcast or publication.
      Contractual arrangements with clients may also include performance incentive provisions designed to link a portion of the revenue to our performance relative to both qualitative and quantitative goals. Performance incentives are recognized as revenue for quantitative targets when the target has been achieved and for qualitative targets when confirmation of the incentive is received. Therefore, depending on the respective client contract, revenue can contain various arrangements involving fees for services performed, commissions, performance incentive provisions or a mixture of the three.
      We receive credits, discounts, and other rebates from our vendors and media outlets for transactions entered into on behalf of our clients, which are passed through to our clients in accordance with

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
contractual provisions. If a pass-through is not required, then these credits are a reduction of vendor cost, and are recorded as additions to revenue. In connection with the restatement, where it was impractical to review client contracts, we have estimated our exposure using statistical methods. If our estimate is insufficient, we may be required to recognize additional liabilities.
      Substantially all of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses such as production and media costs. In compliance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we assess whether the agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we broadly operate as an advertising agency based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses (primarily sales promotion, event, sports and entertainment marketing and corporate and brand identity services) where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue.
      In accordance with EITF 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, we record the reimbursements received for incidental expenses as revenue.

Allowance for Doubtful Accounts
      The allowance for doubtful accounts is estimated based on the aging of accounts receivable, reviews of client credit reports, industry trends and economic indicators, as well as analysis of recent payment history for specific customers. The estimate is based largely on a formula-driven calculation but is supplemented with economic indicators and knowledge of potential write-offs of specific client accounts. Though we consider the balance to be adequate, changes in general domestic and international economic conditions in specific markets could have a material impact on the required reserve balance. A 10% increase in the allowance for doubtful accounts would result in a $13.6 increase in bad debt expense for 2004.

Income Taxes
      The provision for income taxes includes federal, state, local and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.
      The realization of our deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results may require that we record additional valuation allowances against our deferred tax assets. Once a valuation allowance has been established, it will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that such assets will be realized. An

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
ongoing pattern of sustained profitability will generally be considered as sufficient positive evidence. If the allowance is reversed in a future period, our income tax provision will be reduced to the extent of the reversal. Accordingly, the establishment and reversal of valuation allowances has had and could have a significant negative or positive impact on our future earnings. See Note 10 to the Consolidated Financial Statements for further information.
      We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change.
      It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby postpone their remittance. While the American Jobs Creation Act of 2004 (the “Jobs Act”) creates a temporary incentive for U.S. corporations to repatriate undistributed international earnings by providing an 85% dividends received deduction, we have reviewed the provisions and determined not to take advantage of this provision to repatriate undistributed earnings of our foreign subsidiaries to the U.S. However, we will continue to monitor our circumstances and if there is a change which makes the use of this provision advantageous, we will be able to adopt it prior to December 31, 2005.

Land, Buildings and Equipment
      Certain events or changes in circumstances could cause us to conclude that impairment indicators exist and that the asset values associated with a given operation have become impaired. If the total of the expected future undiscounted future cash flows is less than the carrying value of the asset, we recognize an impairment loss in the financial statements. The impairment loss is calculated by subtracting the imputed fair value from the carrying value of the asset. At least annually, we review all fixed assets for impairment. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
      The assignment of useful lives to buildings and equipment involves significant judgments and the use of estimates. We depreciate fixed assets using the straight-line method over the asset’s assigned useful life. A one-year decrease in the useful lives of these assets would result in a $18.4 increase in annual depreciation expense.

Investments
      We regularly review our cost and equity investments to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. In the event a decline in fair value of an investment occurs, we must determine if the decline in market value has been other than temporary. We consider our investments strategic and long-term in nature, so we must determine if the fair value decline is recoverable within a reasonable period. For investments accounted for using the cost basis or equity basis, we evaluate fair value based on specific information (valuation methodologies, estimates of appraisals, financial statements, etc.) in addition to quoted market price, if applicable. Other factors indicative of an other than temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing with pricing that is below the cost basis of the investment. This list is not all-inclusive; we consider all known quantitative and qualitative factors in determining if an other than temporary decline in value of an investment has occurred. Our assessments of fair value represent our best estimates at the time of impairment review. If different fair values were estimated, this could have a material impact on our Consolidated Financial Statements. We recorded an investment impairment of $63.4 for the year ended December 31, 2004 primarily related to a decrease in projected operating results of an unconsolidated investment. See Note 9 to the Consolidated Financial Statements for further information.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Goodwill and Other Intangible Assets
      We account for our business combinations using the purchase accounting method. The total costs of the acquisitions are allocated to the underlying net assets, based on their respective estimated fair market values. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible and other intangible net assets. As a result, a substantial portion of the purchase price is allocated to goodwill. Determining the fair market value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates, including but not limited to, future cash inflows and outflows, discount rates, asset lives, and market multiples.
      We have three types of intangible assets: (1) goodwill; (2) other intangible assets with indefinite lives not subject to amortization; and (3) other intangible assets with definite lives subject to amortization. We perform a review annually of all intangible assets as of September 30th or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Events or circumstances that might require the need for more frequent tests include, but are not limited to, the loss of a number of significant clients, the identification of other impaired assets within a reporting unit, negative financial performance, the disposition of a significant portion of a reporting unit, or a significant adverse change in business climate or regulations.
      We evaluate the recoverability of goodwill at a reporting unit level and test for impairment at least annually. Reporting units are either the entities at the operating segment level or one level below the operating segment level. We identified 13 reporting units for the 2004 impairment testing. All goodwill relates to, and is assigned directly to, specific reporting units.
      The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired and no further testing is required. If the fair value of a reporting unit’s goodwill is less than its carrying value, a second impairment step will be performed to determine if impairment exists. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.
      The fair value of a reporting unit is estimated using our projections of discounted future operating cash flows (without interest) of the unit. Such projections require the use of significant estimates and assumptions as to matters such as future revenue growth, profit margins, capital expenditures, assumed tax rates and discount rates. We believe that the estimates and assumptions made are reasonable but are susceptible to change from period to period. Additionally, our strategic decisions or changes in market valuation multiples could lead to further impairment charges. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material.
      Other intangible assets include customer lists, trade names and customer relationships. Intangible assets with indefinite lives not subject to amortization are tested for impairment in the same manner as goodwill as described above. Intangible assets with definitive lives subject to amortization are amortized on a straight-line basis with estimated useful lives generally ranging from 1 to 15 years and are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying value of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset in the period the impairment is identified.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Our annual impairment review as of September 30, 2004 resulted in impairment charges of $311.9 that were recorded at three reporting units. See Notes 7 and 8 to the Consolidated Financial Statements for further information.
      The excess of the low range of the fair value over the carrying value for each of the non-impaired reporting units ranged from approximately $6.4 to approximately $1,501.9. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value for each of the non-impaired reporting units ranging from approximately $3.4 to approximately $871.9.

Acquisitions
      The majority of our acquisitions include an initial payment at the time of closing and provide for additional contingent purchase price payments over a specified time. The initial purchase price of an acquisition is allocated to identifiable assets acquired and liabilities assumed based on estimated fair values with any excess being recorded as goodwill. These contingent payments (“earn-outs”) are calculated based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors. Earn-out payments are either recorded as an increase to goodwill and other intangibles or expensed as compensation based on the acquisition agreement and the terms of employment for the former owners of the acquired businesses. Earn-out payments are recorded within the financial statements once the contingent acquisition obligations have been met and the consideration is distributable. See the Liquidity and Capital Resources section of this report and Note 19 to the Consolidated Financial Statements for further information regarding future contingent acquisition obligations.

Restructuring Reserves
      When appropriate, we establish restructuring reserves for severance and termination costs and lease termination and other exit costs related to our restructuring programs. We have established reserves for restructuring programs initiated in 2001 and 2003. The reserves reflect our best estimates for the costs of the plans. However, actual results may differ from the estimated amounts based on, but not limited to, changes in demand for advertising services and unexpected usage of leased properties. Comparison of actual results to estimates may materially impact the amount of the restructuring charges. In 2004, we recorded adjustments to the restructuring reserves of $22.6 and $9.4 for changes in management estimates related to the 2003 and 2001 programs, respectively. We will continue to monitor our restructuring reserves and may adjust the current balances based on future events. See Note 5 to the Consolidated Financial Statements for further information.

Pension and Postretirement Benefits
      We use numerous actuarial assumptions and methods in the determination of our pension and postretirement benefit costs and obligations. The discount rate is the major assumption, which impacts our benefit cost and recorded obligations for pension and postretirement plans. Discount rates used for our benefit plans attempt to match the duration of the underlying liability with highly rated securities that could be used to effectively settle the obligation. For 2004, a 25 basis point decrease in the discount rate would have increased our net benefit cost by approximately $1.8. See Note 14 to the Consolidated Financial Statements for further information.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
OTHER MATTERS

SEC Investigation
      In January 2003, the SEC issued a formal order of investigation related to our restatements of earnings for periods dating back to 1997. On April 20, 2005, we received a subpoena from the SEC under authority of the order of investigation requiring production of additional documents relating to the potential restatement we announced in March 2005. The SEC is investigating the restatement detailed in Note 2 to the Consolidated Financial Statements. We are cooperating fully with the investigation.
RECENT ACCOUNTING STANDARDS
      Please refer to Note 1 to our Consolidated Financial Statements for a complete description of recent accounting pronouncements that have affected us or may affect us.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
(Amounts in Millions, Except Per Share Amounts)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      In the normal course of business, we are exposed to market risks related to interest rates and foreign currency rates. From time to time, we use derivatives, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. See Note 16 to the Consolidated Financial Statements.
Interest Rates
      Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. At December 31, 2004, a significant portion (81.1%) of our debt obligations bore interest at fixed interest rates. Accordingly, assuming the fixed-rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by approximately $16.3 if market rates were to increase by 10% and would increase by approximately $19.5 if market rates were to decrease by 10%. For that portion of the debt that bore interest at variable rates, based on outstanding amounts and rates at December 31, 2004, interest expense and cash out-flow would increase or decrease by approximately $1.8 if market rates were to increase or decrease by 10%, respectively. From time to time we have used interest rate swaps to manage the mix of our fixed and floating rate debt obligations. In May 2005, we terminated all our existing long-term interest rate swap agreements, and currently have none outstanding.
Foreign Currencies
      We face translation and transaction risks related to changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into US Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of our Consolidated Balance Sheet. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the US Dollar, mitigating transaction risk. Since the functional currency of our foreign operations is generally the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders’ equity and does not impact operating results. Revenues and expenses in foreign currencies translate into varying amounts of US Dollars depending upon whether the US Dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in US Dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations and were not significant in the year ended December 31, 2004. We have not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S ASSESSMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
      To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
      A material weakness (within the meaning of PCAOB Auditing Standard No. 2) in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Management’s assessment is that our internal control over financial reporting was not effective as of December 31, 2004 because of the material weaknesses identified and described below. We will, however, be unable to determine whether the elements of internal control over financial reporting related directly to preparing the financial statements for external purposes, as well as the preparation and calculation of the provision for income taxes, were operating effectively as of December 31, 2004, because the internal controls in place at year-end have been extensively modified prior to the Company’s evaluation of these controls and can no longer be observed or assessed. Although we have not completed our assessment of the effectiveness of the Company’s internal control over financial reporting, the following describes the material weaknesses in internal control over financial reporting that have been identified by us as of December 31, 2004. It is possible had we been able to complete our assessment that additional material weaknesses may have been identified. The items are grouped according to the components of the COSO framework to which they relate. As a result of these material weaknesses, we did not prevent or detect errors in our financial statements, which led to the restatement we have made in this annual report.
Control Environment
      1. The Company did not maintain an effective control environment. Specifically, controls were not designed and in place to ensure compliance with the Company’s policies and procedures, including those contained in the Company’s Code of Conduct. Further, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States (GAAP) commensurate with the Company’s financial reporting requirements. The Company also failed to implement processes to ensure periodic monitoring of its existing internal control activities over financial reporting. By placing, heavy reliance on manual procedures without quality control review and other monitoring controls in place to adequately identify and assess significant risks that may impact financial statements and related disclosures. This deficiency resulted in a control environment that allowed instances of falsified books and records, violations of laws, regulations and the Company’s policies, misappropriation of assets and improper customer charges and dealings with vendors resulting in the restatement and audit adjustments described below. This deficiency has had a pervasive impact on the Company’s control environment and has contributed to the material weaknesses described below.
Control Activities
      2. The Company did not maintain effective controls over the accounting for purchase business combinations. Specifically, the Company did not have controls designed and in place to ensure the completeness, accuracy and valuation of revenue and expenses of acquired companies related to periods after the closing date of the transactions. In addition, the Company did not maintain effective controls to ensure the completeness, accuracy and valuation of assets and liabilities recorded for compensatory earn-out and put arrangements or derivatives embedded within acquisition transactions. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which primarily impacted revenue, salaries and related expenses, office and general expenses, long lived assets and other charges, goodwill, accrued liabilities, deferred compensation and employee benefits, other non-current liabilities and accumulated deficit.
      3. The Company did not maintain effective controls over the accuracy and presentation and disclosure of recording of revenue. Specifically, controls were not designed and in place to ensure that customer contracts were authorized, that customer contracts were analyzed to select the appropriate method of revenue recognition, and billable job costs were compared to client cost estimates to ensure that no amounts were owed to clients. In addition, controls were not designed and in place to ensure that revenue transactions were analyzed for appropriate presentation and disclosure of billable client pass-through expenses or for recognition of revenue on a gross or net basis. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted revenue, office and general expenses, accounts receivable, net, expenditures billable to clients, accounts payable, accrued liabilities and accumulated deficit.
      4. The Company did not maintain effective controls to ensure that certain financial statement transactions were appropriately initiated, authorized, processed, documented and accurately recorded. This was primarily evident in the following specific areas:

i.	client contracts, incentives and rebates;
ii.	write-offs of aged accounts receivable, expenditures billable to clients and amounts billable to clients;
iii.	fixed assets purchases, disposals, and leases;
iv.	accounts payable and accrued liabilities;
v.	payments made for employee compensation;
vi.	cash and cash equivalents, wire transfers, and foreign currency transactions;
vii.	arrangements with derivative instruments;
viii.	intercompany transactions;
ix.	purchase of equity of investments in unconsolidated entities; and
x.	purchase, disposal or write-off of intangible assets.
This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted substantially all accounts in the consolidated financial statements.
      5. The Company did not maintain effective controls over the complete and accurate recording of leases in accordance with GAAP. Specifically, the Company did not completely evaluate and accurately account for leases with rent holidays, rent escalation clauses, leasehold improvements or asset retirement obligations associated with real estate leases where leasehold improvements are made. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which primarily impacted office and general expenses, restructuring charges, land, buildings and equipment, net, accounts payable, accrued liabilities, other non-current liabilities, and accumulated deficit.

      6. The Company did not maintain effective controls over the accounting for income taxes in operations outside of the United States to ensure amounts are accurately accounted for in accordance with GAAP. Specifically, the Company did not have controls designed and in place to ensure that accounting personnel performed the following: recorded income tax provision between current and deferred tax accounts in the balance sheet; reconciled prior years’ income tax returns to the appropriate period income tax provision computations; timely identified income tax exposures and contingencies, including interest and penalties; and reconciled tax accounts to tax filings. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted accrued liabilities, deferred income taxes, other non-current liabilities and the provision for income taxes.
      7. The Company did not maintain effective controls over reporting local income tax in the local statutory accounts or local income tax returns in operations outside of the United States. Specifically, the Company did not have controls designed and in place to ensure that accounting personnel adhere to policy and procedures regarding compliance with local laws and regulations, and reconcile its accounts between GAAP and local income tax reporting. This resulted in the violation of local tax regulations and incomplete and inaccurate recording of income taxes in the Company’s consolidated financial statements. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted accrued liabilities, deferred income taxes, other non-current liabilities and the provision for income taxes.
      8. The Company did not maintain effective controls relating to the completeness and accuracy of local payroll and compensation related liabilities in certain operations outside of the United States. Specifically the Company did not have controls designed and in place to identify instances where local reporting regulations and payroll tax withholding requirements were not met. A number of compensation practices were identified which were either not supportable under local law or were not fully in accordance with the Company’s policies and procedures. This resulted in improperly omitting, and in certain instances purposefully omitting, certain liabilities in the consolidated financial statements. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted salaries and other related expense and accrued expenses.
      9. The Company did not maintain effective controls over the accuracy and completeness of the processing and monitoring of intercompany transactions, including appropriate authorization for intercompany charges. Specifically, controls were not designed and in place to ensure that intercompany balances were accurately classified and completely reported in the Company’s consolidated financial statements, and intercompany confirmations were not completed timely or accurately between the Company’s agencies to ensure proper elimination as part of the consolidation process. This control deficiency resulted in immaterial adjustments to the consolidated financial statements.
      10. The Company did not maintain effective controls over the reconciliation of certain financial statement accounts. Specifically, controls were not designed and in place to ensure that the Company’s accounts were accurate and agreed to detailed support. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted substantially all accounts in the Company’s consolidated financial statements.

      11. The Company did not maintain effective control over the monitoring of financial statement accounts to value and record them in a timely, accurate and complete manner. Specifically, controls were not designed and in place to:

i. compare revenue recorded to amounts billed to clients;

ii. identify contracts with potential client rebates;

iii.	analyze collectibility of aged accounts receivable or expenditures billable to clients;

iv. compare billable job costs to client cost estimates;

v. review fixed asset records for under utilized, missing or fully depreciated assets;

vi.	ensure that the underlying records support liabilities related to employee compensation, including an inventory of foreign employee pension plans, census data to calculate pension liabilities and changes made to benefit plans which impact the Company’s compliance with certain employment and tax regulations;

vii. review intercompany balances for appropriate classification;

viii. review foreign currency translation adjustments;

ix. analyze accrued expenses and underlying equity of investments in unconsolidated entities;

x. test intangible assets for impairments; or

xi. review equity accounts for appropriate roll-forward.

This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted substantially all accounts in the Company’s consolidated financial statements.
      12. The Company did not maintain effective controls over the period end financial reporting process. Specifically, controls were not designed and in place to ensure that (i) journal entries, both recurring and non-recurring, were reviewed and approved, (ii) timely and complete reviews of the financial statements were performed by personnel with knowledge sufficient to reach appropriate accounting conclusions, and (iii) a reconciliation of its legal entity financial results to the financial results recorded in the consolidated financial statements was performed. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted substantially all accounts in the Company’s consolidated financial statements.
      13. The Company did not maintain effective controls over the safeguarding of assets. Specifically, at certain of the Company’s international locations, controls were not designed and in place to segregate responsibility and authority between initiating, processing and recording of transactions which impacted many accounts in the Company’s consolidated financial statements. This deficiency resulted in certain improper transactions being entered into and those transactions being recorded or not recorded in the Company’s financial statements. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted substantially all accounts in the Company’s consolidated financial statements.
      14. The Company did not maintain effective controls over independent service providers. Specifically, the Company was unable to document, test, and evaluate controls at third party vendors to which the Company outsources its employee benefit enrollment process and certain payroll processing services in

North America. This control deficiency did not result in an adjustment to the consolidated financial statements.
      15. The Company did not maintain effective controls over access to the Company’s financial applications and data. Specifically, controls were not designed and in place to ensure that access to certain financial applications and data at certain locations were adequately restricted. In addition, the Company did not adequately monitor the access to financial applications and data. This control deficiency has had a pervasive impact on the Company’s information technology control environment.
      16. The Company did not maintain effective controls over spreadsheets used in the Company’s financial reporting process. Specifically, controls were not designed and in place to ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented. This control deficiency did not result in material adjustments to the consolidated financial statements.
Information and Communication
      17. The Company did not maintain effective controls over the communication of policies and procedures. Specifically, controls were not designed and in place to ensure corporate communications, including the Company’s code of conduct, were received by personnel across the Company. This deficiency has had a pervasive impact on the Company’s control environment and has contributed to the material weaknesses described above.
Monitoring
      18. The Company did not maintain effective controls over monitoring the performance of proper application of the Company’s internal controls over financial reporting and related policies and procedures. Specifically, controls were not designed and in place to ensure that the Company identifies and remediates control deficiencies timely. This deficiency has had a pervasive impact on the Company’s control environment and has contributed to the many material weaknesses described above.
      Each of the above control deficiencies could result in a misstatement of account balances or disclosure, including the aforementioned accounts identified in the material weaknesses above, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm, has not completed their audit of our internal control over financial reporting as of December 31, 2004. PwC’s report on our internal control over financial reporting disclaims an opinion on our assessment and on the effectiveness of our internal control over financial reporting. Refer to PwC’s report within Item 8.
REMEDIATION OF MATERIAL WEAKNESSES IN
INTERNAL CONTROL OVER FINANCIAL REPORTING
      We have extensive work remaining to remedy the material weaknesses described above. The magnitude of the work is attributable partly to our significantly decentralized structure and the number of our disparate accounting systems of varying quality and sophistication. We are in the process of developing a comprehensive remediation plan to address our deficiencies and expect that this plan will extend into the 2006 fiscal year. The following list describes remedial actions that have been implemented to date.

Meeting with management of our financial and operating units to ensure their understanding of the procedures to be followed and requirements to be met prior to executing required internal management certification letters to accompany the financial statements they submit. These meetings have been occurring and will continue.

Requiring Interpublic Group Code of Conduct compliance certifications by all significant management of the Company and our agencies prior to the submission of the financial and operating unit’s financial statements. This measure has already been implemented for our largest 400 entities (by revenue) and will continue to be implemented at other entities through 2005.

Continuing a focused effort to establish controls to deter and detect fraud with significant oversight and input by our Board of Directors and Audit Committee, including, but not limited to, ensuring proper follow-up and resolution of whistleblowers’ assertions.

Creating a centralized Project Management Office (“PMO”), charged with preparing management to report on our internal control over financial reporting by developing a centralized reporting process for our entities with respect to monitoring the documentation, testing and remediation associated with the assessment of internal control over financial reporting. The PMO, as well as the centralized reporting process, has been implemented.

Implementing a new enterprise-wide resource-planning software system, currently anticipated to be implemented at select entities during the latter part of 2005 with continuing rollout through early 2007. This implementation will allow for more transparency in the reporting of our results of operations and will also allow for numerous controls to be automated as part of the system.

Continuing the development throughout 2005 and 2006 of a shared service center program to consolidate various financial transactional functions to attain efficiencies and controls surrounding these activities.

Reorganizing and restructuring our Corporate Controllers Group by hiring additional qualified personnel and revising the reporting structure. We are also continuing our assessment of the accounting departments at our agencies and, in some cases, have already either replaced personnel or hired additional resources. This assessment is expected to continue throughout 2005, while the remediation may extend into the first half of 2006 before our agencies are fully staffed to levels we consider appropriate.

Instituting plans to modify the compensation structure of our top 300 managers to better align internal control environments with compensation, with approximately one-third of their bonuses to be based on improvements made to their respective internal control environments.

With assistance from the Corporate Controllers Group and the Internal Control Group, we have conducted surprise audits of selected income statement items and balance sheet accounts at various financial and operating units to ensure accuracy of results.

Updating and enhancing accounting and finance-related policies and procedures. The maintenance of policies is a constantly evolving process subject to continuous update, and in that regard, we have recently issued or in the process of updated policies with respect to revenue recognition, accounting for expenditures under real estate leases, and the processing of inter-company transactions among others.

Establishing an ongoing program of continuing professional education for financial employees in various areas and disciplines, including revenue recognition and ethics.

Establishing standard global manual documentation requirements at the local reporting levels for the assessment of processing and monitoring of inter-company transactions, appropriate revenue recognition and the proper recognition of expenditures under real estate leases.

Establishing and continuing to improve ongoing analytical review procedures, at the local reporting levels as well as the consolidated level, as part of the monthly closing process and continuing the detailed monthly results analysis and meetings with all significant entities by the Corporate Controllers Group.

Establishing revised quarterly reporting for tax accounts, update and enhance tax related policies and procedures, and increase tax training at regional and local levels. We also hired a team of professionals solely responsible for interacting with all levels of financial personnel in the agencies to ensure that the tax reporting information is being provided timely and accurately.

Engaging outside professional tax advisors to review local income tax returns of each subsidiary outside of the US prior to filing in order to ensure they are filed on a timely basis and are prepared in accordance with local law and regulations.

Requiring written approval of a corporate committee consisting of senior representatives of the human resources, tax, legal and accounting functions for any non-traditional employment arrangement or payroll practice. In addition, all existing non-traditional employment arrangements must be reviewed by senior agency financial executives and a formal plan proposed to eliminate those arrangements which are not supportable under both local law and practice as well as our policies and procedures.
      Given the presence of material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our financial reporting process includes extensive procedures we undertake in order to obtain assurance regarding the reliability of our published financial statements, notwithstanding the material weaknesses in internal control. We have significantly expanded our year-end closing procedures. We have expanded our review of customer contracts and agreements to address revenue recognition issues. We have increased our review procedures for lease accounting, expenditures billable to clients, receivables and inter-company transactions. In addition, we have other procedures to strengthen account analysis and reconciliations. All of the above mentioned procedures have been designed to help compensate for our material weaknesses in order to provide assurance that the financial statements are free of material inaccuracies or omissions of material fact. As a result, management, to the best of its knowledge, believes that (i) this report does not contain any untrue statements of a material fact or omits any material fact and (ii) the consolidated financial statements and other financial information included in this report for the year ended December 31, 2004 have been prepared in conformity with GAAP and fairly present in all material respects our financial condition, results of operations and cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
     The Interpublic Group of Companies, Inc.:
We were engaged to perform an integrated audit of The Interpublic Group of Companies, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). We have audited the Company’s 2004, 2003, and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion on the consolidated financial statements, based on our audits of those consolidated financial statements, is presented below. However, as explained more fully below, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.
Consolidated financial statements and financial statement schedule
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of The Interpublic Group of Companies Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statements schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 2 to the consolidated financial statements, the Company restated its 2003 and 2002 consolidated financial statements.
Internal control over financial reporting
Also, we were engaged to audit management’s assessment, included in Management’s Assessment on Internal Control Over Financial Reporting appearing under Item 8, that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although management has not completed its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, management has identified the following material weaknesses as of December 31, 2004:
1. The Company did not maintain an effective control environment. Specifically, controls were not designed and in place to ensure compliance with the Company’s policies and procedures, including those contained in the Company’s Code of Conduct. Further, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States (GAAP) commensurate with the Company’s financial reporting requirements. The Company also failed to implement processes to ensure periodic monitoring of its existing internal control activities over financial reporting by placing heavy reliance on manual procedures without quality control review and other monitoring controls in place to adequately identify and assess significant risks that may impact financial statements and related disclosures. This deficiency resulted in a control environment that allowed instances of falsified books and records, violations of laws, regulations and the Company’s policies, misappropriation of assets and improper customer charges and dealings with vendors resulting in the restatement and audit adjustments described below. This deficiency has had a pervasive impact on the Company’s control environment and has contributed to the material weaknesses described below.
2. The Company did not maintain effective controls over the accounting for purchase business combinations. Specifically, the Company did not have controls designed and in place to ensure the completeness, accuracy and valuation of revenue and expenses of acquired companies related to periods after the closing date of the transactions. In addition, the Company did not maintain effective controls to ensure the completeness, accuracy and valuation of assets and liabilities recorded for compensatory earn-out and put arrangements or derivatives embedded within acquisition transactions. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which primarily impacted revenue, salaries and related expenses, office and general expenses, long lived assets and other charges, goodwill, accrued liabilities, deferred compensation and employee benefits, other non-current liabilities and accumulated deficit.
3. The Company did not maintain effective controls over the accuracy and presentation and disclosure of recording of revenue. Specifically, controls were not designed and in place to ensure that customer contracts were authorized, that customer contracts were analyzed to select the appropriate method of revenue recognition, and billable job costs were compared to client cost estimates to ensure that no amounts were owed to clients. In addition, controls were not designed and in place to ensure that revenue transactions were analyzed for appropriate presentation and disclosure of billable client pass-through expenses or for recognition of revenue on a gross or net basis. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted revenue, office and general expenses, accounts receivable, net, expenditures billable to clients, accounts payable, accrued liabilities and accumulated deficit.
4. The Company did not maintain effective controls to ensure that certain financial statement transactions were appropriately initiated, authorized, processed, documented and accurately recorded. This was primarily evident in the following specific areas:

i. client contracts, incentives and rebates;

ii.	write-offs of aged accounts receivable, expenditures billable to clients and amounts billable to clients;

iii. fixed assets purchases, disposals, and leases;

iv. accounts payable and accrued liabilities;

v. payments made for employee compensation;

vi. cash and cash equivalents, wire transfers, and foreign currency transactions;

vii. arrangements with derivative instruments;

viii. intercompany transactions;

ix. purchase of equity of investments in unconsolidated entities; and

x. purchase, disposal or write-off of intangible assets.
This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted substantially all accounts in the consolidated financial statements.
5. The Company did not maintain effective controls over the complete and accurate recording of leases in accordance with GAAP. Specifically, the Company did not completely evaluate and accurately account for leases with rent holidays, rent escalation clauses, leasehold improvements or asset retirement obligations associated with real estate leases where leasehold improvements are made. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which primarily impacted office and general expenses, restructuring charges, land, buildings and equipment, net, accounts payable, accrued liabilities, other non-current liabilities, and accumulated deficit.
      6. The Company did not maintain effective controls over the accounting for income taxes in operations outside of the United States to ensure amounts are accurately accounted for in accordance with GAAP. Specifically, the Company did not have controls designed and in place to ensure that accounting personnel performed the following: recorded income tax provision between current and deferred tax accounts in the balance sheet; reconciled prior years’ income tax returns to the appropriate period income tax provision computations; timely identified income tax exposures and contingencies, including interest and penalties; and reconciled tax accounts to tax filings. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted accrued liability, deferred income taxes, other non-current liabilities and the provision for income taxes.
7. The Company did not maintain effective controls over reporting local income tax in the local statutory accounts or local income tax returns in operations outside of the United States. Specifically, the Company did not have controls designed and in place to ensure that accounting personnel adhere to policy and procedures regarding compliance with local laws and regulations, and reconcile its accounts between GAAP and local income tax reporting. This resulted in the violation of local tax regulations and incomplete and inaccurate recording of income taxes in the Company’s consolidated financial statements. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted accrued liabilities, deferred income taxes, other non-current liabilities and the provision for income taxes.
8. The Company did not maintain effective controls over the completeness and accuracy of local payroll and compensation related expense and liabilities in certain operations outside of the United States. Specifically the Company did not have controls designed and in place to identify instances where local reporting regulations and payroll tax withholding requirements were not met. A number of compensation practices were identified which were either not supportable under local law or were not in accordance with the Company’s policies and procedures. This resulted in improperly omitting, and in certain instances purposefully omitting, certain liabilities in the consolidated financial statements. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted salaries and other related expense and accrued liabilities.
9. The Company did not maintain effective control over the accuracy and completeness of the processing and monitoring of intercompany transactions, including appropriate authorization for intercompany charges. Specifically, controls were not designed and in place to ensure that intercompany balances were accurately classified and completely reported in the Company’s consolidated financial statements, and intercompany confirmations were completed timely or accurately between the Company’s agencies to ensure proper elimination as part of the consolidation process. This control deficiency resulted in immaterial adjustments to the consolidated financial statements.
10. The Company did not maintain effective controls over the reconciliation of certain financial statement accounts. Specifically, controls were not designed and in place to ensure that the Company’s accounts were accurate and agreed to detailed support. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted substantially all accounts in the Company’s consolidated financial statements.
11. The Company did not maintain effective controls over the monitoring of financial statement accounts to value and record them in a timely, accurate and complete manner. Specifically, controls were not designed and in place to:

i. compare revenue recorded to amounts billed to clients;

ii. identify contracts with potential client rebates;

iii.	analyze collectibility of aged accounts receivable or expenditures billable to clients;

iv. compare billable job costs to client cost estimates;

v. review fixed asset records for under utilized, missing or fully depreciated assets;

vi.	ensure that the underlying records support liabilities related to employee compensation, including an inventory of foreign employee pension plans, census data to calculate pension liabilities and changes made to benefit plans which impact the Company’s compliance with certain employment and tax regulations;

vii. review intercompany balances for appropriate classification;

viii. review foreign currency translation adjustments;

ix. analyze accrued expenses and underlying equity of investments in unconsolidated entities;

x. test intangible assets for impairments; or

xi. review equity accounts for appropriate roll-forward.
      This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted substantially all accounts in the Company’s consolidated financial statements.
12. The Company did not maintain effective controls over the period end financial reporting process. Specifically, controls were not designed and in place to ensure that (i) journal entries, both recurring and non-recurring, were reviewed and approved, (ii) timely and complete reviews of the financial statements were performed by personnel with knowledge sufficient to reach appropriate accounting conclusions, and (iii) a reconciliation of its legal entity financial results to the financial results recorded in the consolidated financial statements was performed. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted substantially all accounts in the Company’s consolidated financial statements.
13. The Company did not maintain effective controls over the safeguarding of assets. Specifically, at certain of the Company’s international locations, controls were not designed and in place to segregate responsibility and authority between initiating, processing and recording of transactions which impacted many accounts in the Company’s consolidated financial statements. This deficiency resulted in certain improper transactions being entered into and those transactions being recorded or not recorded in the

103

Company’s financial statements. This deficiency resulted in a restatement of 2004 (first three interim periods) and 2003 interim consolidated financial statements, the 2003 and 2002 annual consolidated financial statements and audit adjustments to the 2004 annual consolidated financial statements and certain interim periods, which impacted substantially all accounts in the Company’s consolidated financial statements.
14. The Company did not maintain effective controls over independent service providers. Specifically, the Company was unable to document, test, and evaluate controls at third party vendors to which the Company outsources its employee benefit enrollment process and certain payroll processing services in North America. This control deficiency did not result in an adjustment to the consolidated financial statements.
15. The Company did not maintain effective controls over access to the Company’s financial applications and data. Specifically, controls were not designed and in place to ensure that access to certain financial applications and data at certain locations were adequately restricted. In addition, the Company did not adequately monitor the access to financial applications and data. This control deficiency has had a pervasive impact on the Company’s information technology control environment.
16. The Company did not maintain effective controls over spreadsheets used in the Company’s financial reporting process. Specifically, controls were not designed and in place to ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented. This control deficiency did not result in material adjustments to the consolidated financial statements.
17. The Company did not maintain effective controls over the communication of policies and procedures. Specifically, controls were not designed and in place to ensure corporate communications, including the Company’s code of conduct, were received by personnel across the Company. This deficiency has had a pervasive impact on the Company’s control environment and has contributed to the material weaknesses described above.
18. The Company did not maintain effective controls over monitoring the performance of proper application of the Company’s internal controls over financial reporting and related policies and procedures. Specifically, controls were not designed and in place to ensure that the Company identifies and remediates control deficiencies timely. This deficiency has had a pervasive impact on the Company’s control environment and has contributed to the many material weaknesses described above.
Each of the above control deficiencies could result in a misstatement of account balances or disclosures, including the aforementioned accounts identified in the material weaknesses above, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
The existence of one or more material weaknesses as of December 31, 2004 would preclude a conclusion that the Company’s internal control over financial reporting was effective as of that date. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our disclaimer of opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Since the Company has not completed its assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, and we were unable to complete our procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the company’s internal control over financial reporting and to identify all material weaknesses that might exist at December 31, 2004.
/s/ PricewaterhouseCoopers LLP
New York, New York
September 29, 2005

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
REVENUE	$6,387.0	$6,161.7	$6,059.1

OPERATING EXPENSES:
Salaries and related expenses	3,733.5	3,500.6	3,396.7
Office and general expenses	2,249.8	2,225.7	2,248.7
Restructuring charges	62.2	172.9	7.9
Long-lived asset impairment and other charges	322.2	294.0	130.0
Motorsports contract termination costs	113.6	—	—

Total operating expenses	6,481.3	6,193.2	5,783.3

OPERATING INCOME (LOSS)	(94.3)	(31.5)	275.8

EXPENSE AND OTHER INCOME:
Interest expense	(172.0)	(207.0)	(158.7)
Debt prepayment penalty	(9.8)	(24.8)	—
Interest income	50.7	39.3	30.6
Investment impairments	(63.4)	(71.5)	(40.3)
Litigation charges	32.5	(127.6)	—
Other income (expense)	(10.7)	50.3	8.3

Total expense and other income	(172.7)	(341.3)	(160.1)

Income (loss) from continuing operations before provision for income taxes	(267.0)	(372.8)	115.7
Provision for income taxes	262.2	242.7	106.4

Income (loss) from continuing operations of consolidated companies	(529.2)	(615.5)	9.3
Income applicable to minority interests (net of tax)	(21.5)	(27.0)	(30.0)
Equity in net income of unconsolidated affiliates (net of tax)	5.8	2.4	5.9

Loss from continuing operations	(544.9)	(640.1)	(14.8)
Dividends on preferred stock	19.8	—	—

Net loss from continuing operations	(564.7)	(640.1)	(14.8)
Income from discontinued operations (net of tax)	6.5	101.0	31.5

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(558.2)	$(539.1)	$16.7

Earnings (loss) per share of common stock:
Basic:
Continuing operations	(1.36)	(1.66)	(0.04)
Discontinued operations	0.02	0.26	0.08

Total	$(1.34)	$(1.40)	$0.04

Diluted:
Continuing operations	(1.36)	(1.66)	(0.04)
Discontinued operations	0.02	0.26	0.08

Total	$(1.34)	$(1.40)	$0.04

Weighted-average shares:
Basic	415.3	385.5	376.1
Diluted	415.3	385.5	376.1
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)

	December 31,

	2004	2003

		(Restated)
ASSETS:
Cash and cash equivalents	$1,550.4	$1,871.9
Marketable securities	420.0	195.1
Accounts receivable, net of allowance of $136.1 in 2004 and $134.1 in 2003	4,907.5	4,650.3
Expenditures billable to clients	345.2	303.3
Deferred income taxes	261.0	279.7
Prepaid expenses and other current assets	152.6	232.4

Total current assets	7,636.7	7,532.7
Land, buildings and equipment, net	722.9	697.9
Deferred income taxes	274.2	378.3
Investments	168.7	246.8
Goodwill	3,141.6	3,267.9
Other intangible assets, net	37.6	43.0
Other assets	290.6	279.3

Total non-current assets	4,635.6	4,913.2

TOTAL ASSETS	$12,272.3	$12,445.9

LIABILITIES:
Accounts payable	$6,128.7	$5,614.7
Accrued liabilities	1,108.6	1,256.7
Short-term debt	325.9	316.9

Total current liabilities	7,563.2	7,188.3
Long-term debt	1,936.0	2,198.7
Deferred compensation and employee benefits	590.7	548.6
Other non-current liabilities	408.9	326.7
Minority interests in consolidated subsidiaries	55.2	64.8

Total non-current liabilities	2,990.8	3,138.8

TOTAL LIABILITIES	10,554.0	10,327.1

Commitments and contingencies (Note 19)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0	373.7	373.7
shares issued and outstanding: 2004 — 7.5; 2003 — 7.5
Common stock, $0.10 par value, shares authorized: 800.0	42.5	41.8
shares issued: 2004 — 424.9; 2003 — 418.4
shares outstanding: 2004 — 424.7; 2003 — 418.2
Additional paid-in capital	2,208.9	2,076.0
Accumulated deficit	(578.2)	(39.8)
Accumulated other comprehensive loss, net of tax	(248.6)	(259.1)

	1,798.3	2,192.6
Less:
Treasury stock, at cost: 2004 — 0.2 shares; 2003 — 0.2 shares	(14.0)	(11.3)
Unamortized deferred compensation	(66.0)	(62.5)

TOTAL STOCKHOLDERS’ EQUITY	1,718.3	2,118.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,272.3	$12,445.9

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
	(Amounts in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(544.9)	$(640.1)	$(14.8)
Adjustments to reconcile net loss from continuing operations to cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	185.1	216.5	206.8
Provision for Bad Debt	36.7	32.6	74.7
Amortization of restricted stock and other non-cash compensation	31.4	38.8	50.0
Amortization of bond discounts and deferred financing costs	22.9	35.0	33.0
Deferred income tax provision	128.2	58.1	29.8
Equity in loss of unconsolidated affiliates	(5.8)	(2.4)	(5.9)
Income applicable to minority interests	21.5	27.0	30.0
Restructuring charges — non-cash	6.7	—	(4.9)
Long-lived asset impairment and other charges	322.2	294.0	130.0
Investment impairments	63.4	71.5	40.3
Litigation charges	(12.5)	127.6	—
Loss on sale of Modem Media and TNS	(0.8)	(43.6)	—
Other	7.0	(3.1)	0.5
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(73.4)	201.7	305.3
Expenditures billable to clients	(34.6)	62.8	(62.3)
Prepaid expenses and other current assets	45.2	86.8	(46.4)
Accounts payable and accrued expenses	243.0	(141.3)	106.2
Other non-current assets and liabilities	14.2	77.8	6.6

Net cash provided by operating activities from continuing operations	455.5	499.7	878.9

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions, including deferred payments, net of cash acquired	(175.4)	(224.6)	(276.8)
Capital expenditures	(194.0)	(159.6)	(171.4)
Proceeds from sales of businesses and fixed assets	30.4	26.8	14.0
Proceeds from sales of investments	43.0	128.8	51.3
Purchases of investments	(34.3)	(65.8)	(115.4)
Maturities of short-term marketable securities	1,148.4	177.0	39.3
Purchases of short-term marketable securities	(1,372.7)	(339.1)	(21.9)
Proceeds from the sale of discontinued operations, net of cash sold	10.0	376.7	—

Net cash used in investing activities from continuing operations	(544.6)	(79.8)	(480.9)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Increase (decrease) in short-term bank borrowings	7.0	(214.4)	(186.1)
Payments of long-term debt	(843.0)	(745.6)	(175.4)
Proceeds from long-term debt	602.3	801.2	4.3
Proceeds from termination of interest rate swaps	—	—	50.0
Debt issuance costs and consent fees	(8.0)	(27.0)	(1.3)
Issuance of preferred stock, net of issuance costs	—	361.6	—
Treasury stock transactions	—	—	(7.9)
Issuance of common stock, net of issuance costs	25.6	335.3	59.0
Distributions to minority interests, net	(23.6)	(26.4)	(32.7)
Dividends from unconsolidated affiliates	9.3	8.8	3.1
Preferred stock dividends	(19.8)	—	—
Common stock dividends	—	—	(145.6)

Net cash provided by (used in) financing activities from continuing operations	(250.2)	493.5	(432.6)

Effect of exchange rates on cash and cash equivalents	17.8	18.7	40.6
Net cash (used in) provided by discontinued operations	—	(13.4)	9.1

Increase (decrease) in cash and cash equivalents	(321.5)	918.7	15.1
Cash and cash equivalents at beginning of year	1,871.9	953.2	938.1

Cash and cash equivalents at end of year	$1,550.4	$1,871.9	$953.2

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$162.8	$155.6	$116.0
Cash paid for income taxes, net of $46.7 and $132.5 of refunds in 2004 and 2003, respectively	$66.2	$122.7	$51.3
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts in millions)

	Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
COMMON STOCK
Balance at beginning of year	$41.8	$38.9	$38.6
Restricted stock, net of forfeitures and amortization	0.3	—	0.1
Employee stock purchases	0.1	0.1	0.1
Exercise of stock options, including tax benefit	—	—	0.1
Issuance of common stock, net of fees	—	2.6	—
Issuance of shares for acquisitions	0.2	0.2	—
Issuance of common stock-litigation settlement	0.1	—	—

Balance at end of year	42.5	41.8	38.9

PREFERRED STOCK
Balance at beginning of year	373.7	—	—
Issuance of preferred stock	—	373.7	—

Balance at end of year	373.7	373.7	—

ADDITIONAL PAID IN CAPITAL
As Previously Reported	2,075.1	1,797.0	1,785.2
Effect of restatement	0.9	0.8	0.4

Balance at beginning of year	2,076.0	1,797.8	1,785.6
Restricted stock, net of forfeitures and amortization	26.4	(3.9)	30.6
Employee stock purchases	7.6	9.6	15.9
Exercise of stock options, including tax benefit	7.8	1.6	17.7
Issuance of common stock, net of fees	—	326.9	—
Issuance of shares for acquisitions	33.9	(45.6)	(53.7)
Issuance of common stock-litigation settlement	72.6	—	—
Issuance of preferred stock	—	(12.1)	—
Preferred stock dividends	(19.8)	—	—
Other	4.4	1.7	1.7

Balance at end of year	2,208.9	2,076.0	1,797.8

RETAINED EARNINGS (ACCUMULATED DEFICIT)
As previously reported	406.3	858.0	868.3
Effect of restatement	(446.1)	(358.7)	(275.9)

Balance at beginning of year, as restated	(39.8)	499.3	592.4
Net income (loss) applicable to common stockholders	(558.2)	(539.1)	16.7
Dividends	—	—	(109.8)
Preferred stock dividends	19.8	—	—

Balance at end of year	(578.2)	(39.8)	499.3

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) — (Continued)
(Amounts in millions)

	Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
ACCUMULATED OTHER COMPREHENSIVE LOSS
As previously Reported	(215.1)	(373.6)	(447.8)
Effect of restatement	(44.0)	(21.6)	12.9

Balance at beginning of year	(259.1)	(395.2)	(434.9)
Adjustment for minimum pension liability (net of income tax (expense)/benefit of ($5.4), ($0.6) and $22.3 in 2004, 2003 and 2002, respectively)	(47.6)	4.0	(45.1)
Changes in market value of securities available-for-sale, net of tax	3.4	10.1	(7.4)
Foreign currency translation adjustment	51.5	122.0	92.2
Recognition of previously unrealized loss on securities available-for-sale, net of tax	3.2	—	—

Net other comprehensive loss adjustments	10.5	136.1	39.7

Balance at end of year	(248.6)	(259.1)	(395.2)

TREASURY STOCK
Balance at beginning of year	(11.3)	(119.2)	(290.2)
Restricted stock, net of forfeitures and amortization	—	—	(5.5)
Exercise of stock options, including tax benefit	—	—	48.3
Issuance of shares for acquisitions	(2.7)	107.9	128.2

Balance at end of year	(14.0)	(11.3)	(119.2)

UNAMORTIZED DEFERRED COMPENSATION
As previously reported	(64.6)	(101.1)	(114.0)
Effect of Restatement	2.1	2.1	2.1

Balance at beginning of year	(62.5)	(99.0)	(111.9)
Restricted stock, net of forfeitures and amortization	(3.5)	36.5	12.9

Balance at end of year	(66.0)	(62.5)	(99.0)

TOTAL STOCKHOLDERS’ EQUITY	$1,718.3	$2,118.8	$1,722.6

COMPREHENSIVE INCOME (LOSS)
Net income (loss) applicable to common stockholders	$(558.2)	$(539.1)	$16.7
Preferred stock dividends	19.8	—	—
Net other comprehensive loss adjustments	10.5	136.1	39.7

Total comprehensive income (loss)	$(527.9)	$(403.0)	$56.4

NUMBER OF COMMON SHARES
Balance at beginning of year	418.4	389.3	385.8
Restricted stock, net of forfeitures and amortization	2.7	—	1.1
Employee stock purchases	0.7	0.9	0.9
Exercise of stock options, including tax benefit	0.5	—	1.5
Issuance of common stock, net of fees	—	25.8	—
Issuance of shares for acquisitions	1.8	2.4	—
Issuance of common stock-litigation settlement	0.8	—	—

Balance at end of year	424.9	418.4	389.3

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Millions, Except Per Share Data)

Note 1:	Summary of Significant Accounting Policies
Business Description
      The Interpublic Group of Companies, Inc. and subsidiaries (the “Company”, “we”, “us” or “our”) is one of the world’s largest advertising and marketing services companies, comprised of hundreds of communication agencies around the world that deliver custom marketing solutions on behalf of our clients. Our agencies cover the spectrum of marketing disciplines and specialties, from traditional services such as consumer advertising and direct marketing, to services such as experiential marketing and branded entertainment. With offices in approximately 130 countries and approximately 43,700 employees, our agencies work with our clients to create global and local marketing campaigns that cross borders and media. These marketing programs seek to build brands, influence consumer behavior and sell products.
Principles of Consolidation
      The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, most of which are wholly owned. Investments in companies in which we exercise significant influence, but not control, are accounted for using the equity method of accounting. Investments in companies in which we have less than a 20% ownership interest and do not exercise significant influence are accounted for at cost. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.
      During 2003, we completed the sale of NFO World Group Inc. (“NFO”). NFO is classified as discontinued operations and the results of operations and cash flows of NFO have been removed from our results of continuing operations and cash flows for all periods.
Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as revenue recognition, allowances for doubtful accounts, depreciation and amortization, income taxes, restructuring reserves, valuation of tangible and intangible assets, recoverability of goodwill, business combinations, contingencies and pension and postretirement benefit obligations.
Segments
      We have three reportable segments, Integrated Agency Network (“IAN”), Constituent Management Group (“CMG”), and Motorsports, in addition to the Corporate and Other category. The largest segment, IAN, is comprised of McCann WorldGroup (“McCann”), The FCB Group (“FCB”), The Lowe Group (“Lowe”), Draft Worldwide (“Draft”) and the Stand-Alone Agencies. The Stand-Alone Agencies include Campbell-Ewald, Deutsch Hill Holliday and The Martin Agency. The second segment, CMG, is comprised of Weber Shandwick, Golin Harris, DeVries Public Relations, Jack Morton, FutureBrand and Octagon Worldwide (“Octagon”). Our third reporting segment is comprised of the Motorsports operations (“Motorsports”), which we exited during 2004.
Revenue Recognition
      Our primary sources of revenue are from the planning and execution of advertising programs in various media and the planning and execution of other marketing and communications programs. The revenue for these services is recognized when all of the following criteria are satisfied: (i) persuasive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) services have been performed.
      Depending on the terms of the client contract, fees for services performed can be recognized three ways: proportional performance, straight-line or monthly basis or completed contract. Fees are generally recognized as earned based on the proportional performance method of revenue recognition in situations where our fee is reconcilable to the actual hours incurred to service the client as detailed in a contractual staffing plan or where the fee is earned on a per hour basis with the amount of revenue recognized in both situations limited to the amount realizable per the terms of the client contract. We believe an input based measure (the “hour’) is appropriate in situations where the client arrangement essentially functions as a time and out of pocket expense contract and the client receives the benefit of the services provided throughout the contract term. Fees are recognized on a straight-line or monthly basis when service is provided essentially on a pro rata basis and the terms of the contract support monthly basis accounting. Certain fees (such as for major marketing events) are deferred until contract completion as the final act is so significant in relation to the service transaction taken as a whole. Fees are also recognized on a completed contract basis when the terms of the contract do not otherwise qualify for proportional performance, monthly basis recognition or the client agreement calls for the delivery of discrete projects. Incremental direct costs incurred related to contracts where revenue is accounted for on a completed contract basis are expensed as incurred. Commissions are generally earned on the date of the broadcast or publication.
      Contractual arrangements with clients may also include performance incentive provisions designed to link a portion of the revenue to our performance relative to both qualitative and quantitative goals. Performance incentives are recognized as revenue for quantitative targets when the target has been achieved and for qualitative targets when confirmation of the incentive is received. Therefore, depending on the respective client contract, revenue can contain various arrangements involving fees for services performed, commissions, performance incentive provisions or a mixture of the three.
      We receive credits, discounts, and other rebates from our vendors and media outlets for transactions entered into on behalf of our clients, which are passed through to our clients in accordance with contractual provisions. If a pass-through is not required, then these credits are a reduction of vendor cost, and are recorded as additions to revenue. In connection with the restatement, where it was impractical to review client contracts, we have estimated our exposure using statistical methods. If our estimate is insufficient, we may be required to recognize additional liabilities.
      Substantially all of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses such as production and media costs. In compliance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we assess whether the agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we broadly operate as an advertising agency based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses (primarily sales promotion, event, sports and entertainment marketing and corporate and brand identity services) where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      In accordance with EITF 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, we record the reimbursements received for incidental expenses as revenue.
Costs of Services (Salaries and Related Expenses and Office and General Expenses)
      Salaries and related expenses consist of payroll costs and related benefits associated with client service professional staff and administrative staff, including severance associated with reductions in workforce and costs incurred for freelance contractors who are utilized to support business development. Office and general expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff, production costs and other direct costs that are rebilled to our clients. Office and general expenses also include expenses attributable to the support of client service professional staff, depreciation and amortization costs, rent expense, bad debt expense relating to accounts receivable, professional fees, the costs associated with the development of a shared services center and implementation costs associated with upgrading our information technology infrastructure.
Cash Equivalents and Short-Term Marketable Securities
      Cash equivalents are highly liquid investments, including certificates of deposit, government securities and time deposits with original maturities of three months or less at the time of purchase and are stated at estimated fair value, which approximates cost. Cash is maintained at high credit quality financial institutions.
      We classify all of our marketable equity securities as available-for-sale. These securities are carried at fair value with the corresponding unrealized gains and losses reported as a separate component of comprehensive loss. The cost of securities sold is determined based upon the average cost of the securities sold.
      Certain auction rate securities are classified as short-term marketable securities based upon our evaluation of the maturity dates associated with the underlying bonds. Although these securities are issued and rated as long-term bonds, with maturities ranging from 20 to 30 years, they are priced and traded as short-term instruments because of the significant degree of market liquidity provided through the interest rate resets.
Allowance for Doubtful Accounts
      The allowance for doubtful accounts is estimated based on the aging of accounts receivable, reviews of client credit reports, industry trends and economic indicators, as well as analysis of recent payment history for specific customers. The estimate is based largely on a formula-driven calculation but is supplemented with economic indicators and knowledge of potential write-offs of specific client accounts.
Expenditures Billable to Clients
      Expenditures billable to clients include costs incurred primarily in connection with providing advertising, marketing and corporate communications services. These expenditures are invoiced to clients at various times over the course of the production process. Fees and commissions for advertising services on production work are recorded as revenue when earned.
Investments
      Investments are accounted for on the equity basis or cost basis, including investments to fund certain deferred compensation and retirement obligations. We regularly review our cost and equity investments to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. In the event a decline in fair value of an investment occurs, we must determine if the decline in market value has been other than temporary. We consider our investments strategic and long-term in nature, so we must determine if the fair value decline is recoverable within a reasonable period. For investments accounted for using the cost or equity method of accounting, we evaluate fair value based on specific information (valuation methodologies, estimates of appraisals, financial statements, etc.) in addition to quoted market price, if applicable. Other factors indicative of an other than temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing with pricing that is below the cost basis of the investment. This list is not all-inclusive; we consider all known quantitative and qualitative factors in determining if an other than temporary decline in value of an investment has occurred. Our assessments of fair value represent our best estimates at the time of impairment review. See Note 9 for further information.
Land, Buildings and Equipment
      Land, buildings and equipment are stated at cost. Buildings and equipment are depreciated generally using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 20 years for furniture, equipment and computer software costs, from 10 to 45 years for buildings and the shorter of the life of the asset or the lease term for leasehold improvements. The total depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $178.3, $204.4 and $197.6, respectively. Land, buildings and equipment are reviewed for impairment at least annually or whenever events or circumstances indicate their carrying value may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the imputed fair value and the carrying value of the asset. See Note 8 for a description of impairment charges recognized.
Goodwill and Other Intangible Assets
      We account for our business combinations using the purchase accounting method. The total costs of the acquisitions are allocated to the underlying net assets, based on their respective estimated fair market values. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible and other intangible net assets. As a result, a substantial portion of the purchase price is allocated to goodwill. Determining the fair market value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates, including but not limited to, future cash inflows and outflows, discount rates, asset lives, and market multiples.
      We have three types of intangible assets: (1) goodwill; (2) other intangible assets with indefinite lives not subject to amortization; and (3) other intangible assets with definite lives subject to amortization. We perform a review annually of all intangible assets as of September 30th or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Events or circumstances that might require the need for more frequent tests include, but are not limited to, the loss of a number of significant clients, the identification of other impaired assets within a reporting unit, negative financial performance, the disposition of a significant portion of a reporting unit, or a significant adverse change in business climate or regulations.
      We evaluate the recoverability of goodwill at a reporting unit level and test for impairment at least annually. Reporting units are either the entities at the operating segment level or one level below the operating segment level. We identified 13 reporting units for the 2004 impairment testing. All goodwill relates to, and is assigned directly to, specific reporting units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired and no further testing is required. If the fair value of a reporting unit’s goodwill is less than its carrying value, a second impairment step will be performed to determine if impairment exists. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.
      The fair value of a reporting unit is estimated using our projections of discounted future operating cash flows (without interest) of the unit. Such projections require the use of significant estimates and assumptions as to matters such as future revenue growth, profit margins, capital expenditures, assumed tax rates and discount rates. We believe that the estimates and assumptions made are reasonable but are susceptible to change from period to period. Additionally, our strategic decisions or changes in market valuation multiples could lead to further impairment charges. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material.
      Other intangible assets include customer lists, trade names and customer relationships. Intangible assets with indefinite lives not subject to amortization are tested for impairment in the same manner as goodwill as described above. Intangible assets with definitive lives subject to amortization are amortized on a straight-line basis with estimated useful lives generally ranging from 1 to 15 years and are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying value of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset in the period the impairment is identified.
Foreign Currencies
      The financial statements of our foreign operations, when the local currency is the functional currency, are translated into US Dollars at the exchange rates in effect at each year end for assets and liabilities and average exchange rates during each year for the results of operations. The related unrealized gains or losses from translation are reported as a separate component of comprehensive loss.
      Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within other income (expense) in the Consolidated Statements of Operations.
Concentrations of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term marketable securities, accounts receivable, expenditures billable to clients, interest rate instruments and foreign exchange contracts. We invest our excess cash in investment-grade, short-term securities with financial institutions and limit the amount of credit exposure to any one counterparty. Concentrations of credit risk with accounts receivable are limited due to the large number of clients and the dispersion across different industries and geographical areas. We perform ongoing credit evaluations of our clients and maintain an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. We are exposed to credit loss in the event of nonperformance by the counterparties of the interest rate swaps and foreign currency contracts. We limit our exposure to any one financial institution and do not anticipate nonperformance by these counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
Income Taxes
      The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note 10 for details of valuation allowances established.
Earnings (Loss) Per Share
      In periods when we generate a loss, basic loss per share is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares and contingently issuable shares outstanding for the period. In periods when we generate income, basic Earnings Per Share (“EPS”) is calculated using the two-class method, pursuant to EITF 03-6, Participating Securities and the Two — Class Method under SFAS Statement No. 128. The two-class method is required as our Convertible Senior Notes and 3-Year Series A Mandatory Convertible Preferred Stock (“Preferred Stock”) qualify as participating securities, each having the right to receive dividends or dividend equivalents should dividends be declared on common stock. Under this method, earnings for the period (after deduction for contractual preferred stock dividends) are allocated on a pro-rata basis to the common shareholders and to the holders of participating securities based on their right to receive dividends. The weighted-average number of shares outstanding is increased to reflect the number of common shares into which the participating securities could convert.
      Diluted earnings (loss) per share reflect the potential dilution that would occur if certain contingently issuable shares were issued and if stock-based incentives and option plans (including stock options, awards to restricted stock and restricted stock units), the convertible notes as described in Note 11 and the Preferred Stock as discussed in Note 12 were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance of the dilution instrument, if later), and the incremental shares are included using the treasury stock or “if-converted” methods. The proceeds utilized in applying the treasury stock method consist of: (1) the amount, if any, to be paid upon exercise; (2) the amount of compensation cost attributed to future service not yet recognized; and (3) any tax benefits credited to paid-in-capital related to the exercise. These proceeds are then assumed to be used by us to purchase common stock at the average market price during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.
Derivative Instruments and Hedging Activities
      Derivative instruments, including those that are embedded in other contracts, are recorded at fair value in the balance sheet as either an asset or a liability. Changes in the fair value of the derivatives are recorded each period in earnings unless specific hedge accounting criteria are met. We do not enter into derivative financial instruments for speculative purposes and do not have a material portfolio of derivative financial instruments. See Note 16 for a discussion of derivative instruments.
Stock-Based Compensation
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, we have accounted for our various stock-based compensation plans under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.
      Generally, the exercise price of stock options granted equals the market price of the underlying shares on the date of the grant and, therefore, no compensation expense is recorded. The intrinsic value of restricted stock grants and certain other stock-based compensation issued to employees and Board Members as of the date of grant is amortized to compensation expense over the vesting period. Certain stock options and restricted stock units are subject to variable accounting. See information regarding recent accounting standards below and Note 13 for further discussion of the stock-based compensation plans.
      If compensation expense for our stock option plans and Employee Stock Purchase Plan (“ESPP”) had been determined based on the fair value at the grant dates as defined by SFAS No. 123 and amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123, our pro forma loss from continuing operations and loss per share from continuing operations would have been as follows:

	For the Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
As reported, loss from continuing operations	$(544.9)	$(640.1)	$(14.8)
Add:
Stock-based employee compensation expense included in loss from continuing operations, net of tax	26.6	22.7	28.9
Less:
Total fair value of stock-based employee compensation expense, net of tax	(55.4)	(57.4)	(65.4)

Pro forma loss from continuing operations	$(573.7)	$(674.8)	$(51.3)

Loss per share from continuing operations
Basic loss per share
As reported	$(1.36)	$(1.66)	$(0.04)
Pro forma	$(1.38)	$(1.75)	$(0.14)
Diluted loss per share
As reported	$(1.36)	$(1.66)	$(0.04)
Pro forma	$(1.38)	$(1.75)	$(0.14)
      For purposes of this pro forma information, the weighted-average fair value of the 15% discount received by employees on the date that stock was purchased under the ESPP was $2.03, $1.88 and $3.21 per share in 2004, 2003 and 2002, respectively, and is included in the total fair value of stock-based employee compensation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Expected option lives	6 years	6 years	6 years
Risk free interest rate	4.0%	3.3%	4.7%
Expected volatility	44.7%	43.9%	35.8%
Dividend yield	0.0%	0.0%	1.6%
Weighted-average option grant price	$14.19	$10.59	$26.41
Weighted-average fair value of options granted	$6.91	$4.96	$9.76
Recent Accounting Standards
      In May 2005, SFAS No. 154, Accounting Changes and Error Corrections, was issued, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires accounting for a change in method of depreciating or amortizing a long-lived nonfinancial asset as a change in accounting estimate (prospectively) affected by a change in accounting principle. Further, the Statement requires that corrections of errors in previously issued financial statements be termed a “restatement.” The new standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our Consolidated Balance Sheet or Statement of Operations.
      In March 2005, FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, was issued, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. The provisions of FIN No. 47 are effective no later than December 31, 2005. We do not expect the adoption of FIN No. 47 to have a material impact on our Consolidated Balance Sheet or Statement of Operations.
      In December 2004, SFAS No. 123R (revised 2004), Share-Based Payment, was issued, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and the shares issued under our employee stock purchase plan, to be recognized in the financial statements based on their fair values, as of the beginning of the first fiscal year that starts after June 15, 2005. We are required to adopt SFAS No. 123R effective January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In March 2005, Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, was issued regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. We are evaluating the requirements of SFAS No. 123R and SAB No. 107. The adoption of SFAS No. 123R may have a material impact on our Consolidated Financial Statements. At adoption, we plan to use the modified prospective method which requires expense recognition for all unvested and outstanding awards and any awards granted thereafter.
      In December 2004, SFAS Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, was issued, which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. We have reviewed the provisions and, at this time, we have determined not to repatriate undistributed earnings of our foreign subsidiaries to the U.S. under this provision. Accordingly, we will not adjust our tax expense or deferred tax liability to reflect these provisions. However, we will continue to monitor our circumstances and if there is a change which will make the use of this provision advantageous, we will be able to adopt it prior to December 31, 2005.
      In December 2004, SFAS No. 153, Exchanges of Nonmonetary Assets, was issued, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be recorded and measured at the fair value of the assets exchanged. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with exceptions for exchanges of nonmonetary assets that do not have reasonably determinable fair values or commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in reporting periods beginning after June 15, 2005. We are required to adopt SFAS No. 153 effective July 1, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our Consolidated Balance Sheet or Statement of Operations.
      In September 2004, the EITF reached a consensus on the guidance provided by EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The guidance requires that contingently convertible instruments (including debt securities) with a market price conversion trigger be included in diluted EPS computations, regardless of whether the market price conversion trigger has been met. We implemented the requirements of EITF 04-8 for the quarter and fiscal year ended December 31, 2004. The adoption of EITF 04-8 requires that we include approximately 64.4 shares in our calculation of diluted EPS to reflect the assumed conversion of our 4.50% Convertible Senior Notes in periods when dilutive. Pursuant to EITF 04-8, the impact of these shares are included in the diluted EPS computations (if dilutive) regardless of whether the market price conversion trigger (or other contingent feature) has been met.
      In May 2004, FSP No. 106-2 was issued, which supersedes FSP No. 106-1 and provides guidance on accounting for the effects of the Medicare prescription legislation provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). We currently provide postretirement health care benefits to employees who were employed by us as of January 1, 1988 and life insurance benefits to employees who were employed by us as of December 1, 1961. For these employees, the prescription drug benefit provided would be considered to be actuarially equivalent to the benefit provided under the Act. FSP No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued in January 2004 and permits a sponsor of a postretirement health care plan that provides a prescription drug benefit that is actuarially equivalent to the benefit specified under Medicare, known as “Medicare (Part D)”, to make a one-time election to defer accounting for the effects of the new legislation. The implementation of FSP No. 106-2 did not have a material impact on our Consolidated Balance Sheet or Statement of Operations.
      In April 2004, FSP No. 129-1, Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities was issued, which provides additional guidance on the disclosure requirements of contingently convertible securities. FSP No. 129-1 requires expanded disclosures of the significant terms of the conversion features of these securities to enable users of financial statements to understand the circumstances of the contingencies and the potential impact of conversion. These additional disclosures are presented for our contingently convertible securities in Note 11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      In 2003, SFAS Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”), was issued along with certain revisions (“FIN No. 46R”), which addressed the consolidation by business enterprises of variable interest entities (“VIEs”). We adopted the provisions of these interpretations effective December 31, 2003 and have consolidated certain entities meeting the definition of VIEs. Inclusion of these entities, which were included effective January 1, 2004, did not have a material impact on our Consolidated Balance Sheet or Statement of Operations. However, we have a 49% equity interest in a small advertising agency in which we invested approximately $7.0 and advanced approximately $8.0 of loans. Based on the criteria set out in FIN No. 46 and revised by FIN No. 46R, it was determined that the entity is a variable interest entity and further, since we are the primary beneficiary, the entity should be consolidated. We have not consolidated this entity as we are unable to obtain the necessary detailed financial information. We wrote off both the investment and the loans receivable from the entity in 2003 and have no further financial commitments or risks associated with this investment. The annual revenues of the entity approximate $14.0 and we believe that the entity is not material to our financial position.
      The adoption of the following accounting pronouncements during 2004 did not have a material impact on our Consolidated Balance Sheet or Statement of Operations: SFAS No. 132R (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits — An Amendment of FASB Statements No. 87, 88 and 106; and EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

Note 2:	Restatement of Previously Issued Financial Statements
      In connection with our work to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we identified errors in our accounting and previously reported financial results. In March 2005, we announced that we would delay filing our Annual Report on Form 10-K, and began a comprehensive review of previously reported financial information. The scope of our review included the analysis of accounting for acquisitions, revenue and leases, internal investigations into potential employee misconduct, as well as other miscellaneous areas impacted by the identified material weaknesses. The review, conducted under the direction of our senior management with the oversight of the Audit Committee of the Board of Directors, included our operating agencies and consisted of an extensive examination of financial information and significant transactions.
      Our procedures were substantially manual and involved hundreds of our employees and external consultants and took over six months to complete. These procedures included examining the accounting for more than 400 acquisitions, leases at approximately 370 entities, approximately 10,000 account reconciliations and account analyses and over 300,000 intercompany transactions, as well as a comprehensive review of over 20,000 client contracts with respect to timing of revenue recognition, vendor related discounts or credits and income statement classification. In addition, we are in various stages of completing approximately 50 internal investigations addressing employee misconduct predominantly outside the US. In order to complete this work, we have hired or replaced hundreds of temporary and permanent accountants. Management believes the scope and process of its internal review of previously reported financial information was sufficient to identify issues of a material nature that could affect our Consolidated Financial Statements and all dates and periods presented herein have been restated to fairly present the results of our operations.
      The errors in our previously reported financial information, and the failure to prevent them or detect them in our financial reporting process, were largely attributable to weak internal controls, our decentralized operational structure, general lack of compliance with our policies and procedures, numerous disparate operating information technology systems, inadequate oversight by management at various levels within our organization, and an inadequate staff of competent accounting personnel with an appropriate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
level of knowledge of GAAP. We concluded that our control environment has not progressed sufficiently to serve as an effective foundation for all other components of internal control.
      As a result of our review, we determined that a restatement of previously reported financial information was required. Our previously reported financial information should no longer be relied upon. Accordingly, we have restated our previously reported financial information for the years ended December 31, 2003 and 2002 and our previously reported unaudited financial statements for the first, second and third quarters of 2004 and 2003 (the “restatement”). The restatement also affects periods prior to 2002, which is reflected as an adjustment to opening retained earnings as of January 1, 2002. The restatement covers a number of separate matters, each of which is described below.
      The law firm of Dewey Ballantine LLP was retained to advise the Audit Committee of the Board of Directors regarding the discharge of its obligations. The scope of the Dewey Ballantine work included oversight of the internal investigations into potential employee misconduct being conducted by our internal audit group and the overall restatement process conducted by management. Dewey Ballantine retained a forensic accounting firm to assist with its work involving the internal investigations and review of the overall restatement process.
      For the quarterly impact of the restatement issue and the restated financial results for the first, second and third quarters of 2004, see Note 20, Results by Quarter.
      The following tables summarize the impact of all of these adjustments on previously reported revenue; net income (loss) from continuing operations and earnings per share; and assets, liabilities, and retained stockholders’ equity.

	Impact of Adjustments
	on Revenue

	2003	2002

As previously reported	$5,863.4	$5,737.5
Revenue Recognition Related to Vendor Discounts or Credits	(50.6)	(40.2)
Revenue Recognition related to Customer Contracts	(18.7)	(8.6)
Revenue Presentation	355.6	358.5
Pre-Acquisition Earnings	—	(2.5)
Internal Investigations	(7.2)	(6.1)
Other Adjustments	19.2	20.5

Total Adjustments	298.3	321.6
As restated	$6,161.7	$6,059.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Impact of Adjustments on Net Income (Loss) from Continuing Operations and Earnings per Share

	For the Year Ended December 31, 2003

	Net			For the Year Ended December 31, 2002
	Income
	(Loss)	Basic Earnings	Diluted Earnings		Basic Earnings	Diluted Earnings
	from	(Loss) per	(Loss) per	Net	(Loss) per	(Loss) per
	Continuing	Share of	Share of	Income	Share of	Share of
	Operations	Common Stock	Common Stock	(Loss)	Common Stock	Common Stock

As previously reported	$(552.9)	$(1.43)	$(1.43)	$68.0	$0.18	$0.18
Revenue Recognition Related to Vendor Discounts or Credits	(45.4)	(0.12)	(0.12)	(32.9)	(0.09)	(0.09)
Revenue Recognition Related to Customer Contracts	(15.8)	(0.04)	(0.04)	(4.5)	(0.01)	(0.01)
Future Obligations Related to Prior Acquisitions	(24.2)	(0.06)	(0.06)	(13.8)	(0.04)	(0.04)
Pre-Acquisition Earnings	—	—	—	(0.7)	—	—
Internal Investigations	(18.6)	(0.05)	(0.05)	(14.4)	(0.04)	(0.04)
International Compensation Arrangements	(8.8)	(0.02)	(0.02)	(8.5)	(0.02)	(0.02)
Accounting for Leases	(2.5)	(0.01)	(0.01)	(0.3)	—	—
Other Adjustments	28.1	0.07	0.07	(7.7)	(0.02)	(0.02)

Total Restatement Adjustments	(87.2)	(0.23)	(0.23)	(82.8)	(0.22)	(0.22)

As restated	$(640.1)	$(1.66)	$(1.66)	$(14.8)	$(0.04)	$(0.04)

Weighted-average shares:		385.5	385.5		376.1	376.1

	Impact of Adjustments on Consolidated
	Balance Sheet Accounts

	As of December 31, 2003

	Total	Total	Stockholders’
	Assets	Liabilities	Equity

As previously reported	$12,234.5	$9,628.6	$2,605.9
Revenue Recognition Related to Vendor Discounts or Credits	36.3	198.5	(162.2)
Revenue Recognition Related to Customer Contracts	33.6	122.7	(89.1)
Future Obligations Related to Prior Acquisitions	(2.3)	64.2	(66.5)
Pre-Acquisition Earnings	(38.6)	(2.6)	(36.0)
Internal Investigations	9.1	61.4	(52.3)
International Compensation Arrangements	2.8	29.2	(26.4)
Accounting for Leases	38.9	67.6	(28.7)
Other Adjustments	131.6	157.5	(25.9)
Goodwill and Investment Impairment	—	—	—

Total Adjustments	211.4	698.5	(487.1)

As restated	$12,445.9	$10,327.1	$2,118.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

Impact of Adjustments
on Retained Earnings

As previously reported at December 31, 2001	$868.3
Revenue Recognition Related to Vendor Discounts or Credits	(72.2)
Revenue Recognition Related to Customer Contracts	(54.3)
Future Obligations Related to Prior Acquisitions	(29.2)
Pre-Acquisition Earnings	(30.2)
Internal Investigations	(15.7)
International Compensation Arrangements	(9.0)
Accounting for Leases	(31.3)
Other Adjustments	(34.0)
Goodwill and Investment Impairment

Total Restatement Adjustments	(275.9)

As restated at January 1, 2002	$592.4

Description of Restatement Adjustments:

Revenue Recognition

Revenue Recognition related to Vendor Discounts or Credits:
      We receive rebates, discounts, and other credits from our vendors and media outlets for the acquisitions of goods and services that are entered into on behalf of our clients. The expenses include the purchase of various forms of media, including television, radio, and print advertising space, or production costs, such as the creation of advertising campaigns, commercials, and print advertisements. Revenues in the advertising and communicative services business are frequently recorded net of third party costs as the business is primarily an agent for its clients. Since these costs are billed to clients, there are times when vendor discounts, credits, or price differences can affect the net revenue recorded by the agency. These third party discounts, rebates, or price differences are frequently referred to as credits.
      Our contracts are typically “fixed fee arrangements” or “cost-based arrangements.” In “fixed fee arrangements,” the amount we charge our clients is comprised of a fee for our services. The fee we earn, however, is not affected by the level of expenses incurred. Therefore, any rebates or credits received in servicing these accounts do not create a liability to the client. In “cost-based arrangements,” we earn a percentage commission or flat fee based on or incremental to the expenses incurred. In these cases, rebates or credits received may accrue to the benefit of our clients and create a liability payable to the client. The implication and interpretation of cost language included in our contracts can vary across international and domestic markets in which we operate and can affect whether or not we have a liability to the client.
      Without adequate contract review procedures the operating practice and the accounting in some of our agencies, predominantly outside the United States, relied on local customs and practices. As a result, in some instances, our accounting for the vendor discount was inconsistent with the underlying contractual requirements, which necessitated accounting adjustments. To correct for improperly recorded revenue, we have established a liability to refund these credits, discounts and rebates to our customers in accordance with our contractual obligations.
      As part of the restatement, we have performed an extensive review of our client contracts and local law to determine the impact of improperly recognizing these media and vendor credits as additional revenue instead of recognizing a liability to our clients. We have determined our exposure to each type of these credits by agency, reviewed our legal obligations considering our client contracts and local law, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
established a liability as necessary. Where it was impractical to review client contracts we have estimated our exposure. If facts change, we may need to adjust our liability.
      In order to remediate this issue, we are in the process of issuing a formal policy to require proper transparency in our contracts, and proper handling and accounting for these types of vendor discounts or credits received in the normal course of business.
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2002; we have recorded an adjustment of $72.2 to retained earnings at January 1, 2002 related to vendor discounts or credits.

	Impact of
Revenue Recognition Related to Vendor Discounts or Credits	Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002

Consolidated Statement of Operations:
Revenue	(50.6)	(40.2)
Operating Loss	(53.3)	(41.4)
Provision for Income Taxes	(7.9)	(8.5)
Loss from Continuing Operations	(45.4)	(32.9)

Consolidated Balance Sheet:
Total Assets	9.6
Total Liabilities	67.7
     Revenue Recognition related to Customer Contracts:
      We recognize revenue when persuasive evidence of an arrangement exists, there is fixed and determinable pricing, and upon completion of the earnings process in accordance with the terms of the arrangement with our clients, which is generally as services are performed and/or when the media placements appear.
      For project based arrangements, revenue is recognized based upon the agreement that we have in place with our customers. Our fees are generally recognized as earned, based on the proportional performance method of revenue recognition in situations where our fee is reconcilable to the actual hours incurred to service the client, as detailed in a contractual staffing plan, or where the fee is earned on a per hour basis, with the amount of revenue recognized in both situations limited to the amount realizable per the terms of the client contract. Where it is determined that the contractual staffing plan is incomplete or there is no staffing plan, we defer the recognition of revenue until the period in which all work is completed. For retainer-based arrangements, fees are recognized on a straight line or monthly basis when service is provided, essentially on a pro rata basis, and the terms of the contract support that accounting. We require explicit language in the contract evidencing that our obligation to the client for services rendered is satisfied on a monthly basis. We evaluate the termination provisions of the contract for a determination of amounts realizable at an interim date. Where it is determined that the terms of the contract do not clearly support monthly recognition of revenue, we defer the recognition of revenue until the period in which all work is completed.
      In certain transactions with our customers the persuasive evidence of the customer arrangement was not always adequate to support revenue recognition, or the timing of revenue recognition did not appropriately follow the specific contract terms. As part of our review, we reviewed significant client contracts to ensure that revenue was recognized in accordance with the terms of the contract and with our policies as outlined above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      We have established the following terms as the specific criteria to be followed consistently across our global operating divisions. For adequate persuasive evidence of arrangements, we required signed contractual agreements or in lieu of a signed contract, other evidence or documentation from our customers was required in the period in which revenue was recognized. This evidence was required to define our compensation, to give a clear indication of how revenue was to be earned, and describe how our obligation to the client was to be satisfied. In the absence of persuasive evidence of an arrangement or detailed invoices indicating the level of services performed were not available, we deferred the recognition of revenue for the entire contract, until we could assure that all internal work was completed and cash was received. Where it was determined that persuasive evidence was lacking or insufficient, we deferred the recognition of revenue until that period in which persuasive evidence was obtained, cash was received accompanied by a detailed customer invoice, or all work was completed.
      In connection with the restatement, we have established a formal policy with specific guidelines and tools as to how revenue should be recorded under the following bases: proportional performance, monthly, completed contract, or in accordance with other quantitative or qualitative goals as specified by the contract. We also plan to create a central tracking system that will detail all arrangements with clients which will assist in ensuring that all criteria for proper revenue recognition are met and properly classified.
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2002; we have recorded an adjustment of $54.3 to retained earnings at January 1, 2002 related to customer contracts.

	Impact of
Revenue Recognition Related to Customer Contracts	Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002

Consolidated Statement of Operations:
Revenue	(18.7)	(8.6)
Operating Income (Loss)	(17.2)	(6.7)
Provision for Income Taxes	(1.4)	(2.1)
Income (Loss) from Continuing Operations	(15.8)	(4.5)
Consolidated Balance Sheet:
Total Assets	(3.9)
Total Liabilities	21.6

Accounting for Reimbursement of Out-of-Pocket Expenses:
      We incur incidental out-of-pocket expenses in the course of providing services to our clients, for which we are reimbursed by our clients. These relate to travel, meals, and other incidental expenses. Under EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the reimbursements should be recorded as revenue and operating expenses in the Consolidated Statement of Operations.
      Prior to 2004, we incorrectly recorded some of these reimbursements of out-of-pocket expenses as a reduction of operating expenses. The effect was to report both revenue and expense net of these out-of-pocket expenses and reimbursements. In 2004, we established a formal policy detailing the proper classification of these expense reimbursements.
      We reviewed significant activity for all financial periods prior to 2004 to identify instances in which this error was made. In the restatement, we have reported client reimbursements of out-of-pocket expenses as revenue in all periods. Compared to our previously published Consolidated Financial Statements, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
effect of the restatement is to increase revenue and expense amounts, with no effect on operating income, and to reduce operating margin in percentage terms.

Gross versus Net Revenue Presentation:
      We incur and pay certain expenses on behalf of our clients typically relating to the cost of media purchases or production work. We invoice our clients for these expenses in addition to our fees for services provided. EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, sets forth criteria for the judgment whether revenue should be recognized based on the gross amount billed to the customer or net of amounts paid to suppliers. Because we are broadly considered an advertising agency based on our primary lines of business and only in certain situations would we record revenue other than on a net basis. Accordingly, we generally record revenue net of pass-through charges as we believe the relative strength of the key indicators, taken as a whole, suggest we generally act as an agent on behalf of our clients in our primary lines of business.
      We reviewed our lines of business and evaluated our status as a principal or agent, and we reviewed significant transactions to ensure the proper accounting for revenue. We assessed whether the agency or the third-party supplier is the primary obligor for services provided to the client. We evaluated the terms of our client agreements as part of this assessment. In addition we gave appropriate consideration to other key indicators, such as latitude in establishing price and discretion in supplier selection, and less consideration to others, such as credit risk.
      We determined that for certain of our businesses, primarily sales promotion, event, sports and entertainment marketing and corporate and brand identity services, the relative strength of the indicators suggests we act as a principal. Accordingly, under EITF 99-19, we accounted for revenue on a net basis in error. In the restatement, for those businesses we have recorded the gross amount billed to the client as revenue consistently on a historical basis. Compared to our previously published Consolidated Financial Statements, the effect of the restatement is to increase revenue and expense by equal amounts, with no effect on operating income or balance sheet accounts, and to reduce operating margin in percentage terms.
      We have defined specific criteria which our personnel can use to evaluate whether we are acting as a principal or an agent in their arrangements with clients.
      The impact on our Consolidated Financial Statements for the Accounting for Out-of-Pocket Expenses and Gross versus Net Revenue Presentation is presented in the following table:

	Impact of
Revenue Presentation	Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002

Consolidated Statement of Operations:
Revenue	355.6	358.5

Accounting for Acquisitions

Future Obligations related to Prior Acquisitions:
      The terms of our acquisitions generally provide for initial payment on the date of sale and contingent amounts over succeeding years, calculated based on the growth and financial performance of the business or the retention of key personnel. As a result, we maintain contingent obligations related to acquisitions made in prior years, such as deferred payments and put options. Deferred payments, or “earn-outs,” generally tie the aggregate price ultimately paid for an acquisition to the business’ performance and are included in the terms of the original purchase to minimize our risk associated with potential future negative changes in the performance of the acquired entity during the post-acquisition transition period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
Earn-outs are typically contingent upon the achievement of projected operating performance targets, as specified in the purchase contract. For those acquisitions where we purchase partial ownership interest in a business, there are often matching put and call options issued. These put and call options are not fixed, rather they are based on a formula that approximates fair value. Put options require us to purchase additional equity interests in the future. Put option amounts to be paid are typically accounted for when the put option is exercised, except in instances where put option payments are specifically contingent upon the future employment of key personnel, in which case compensation expense is accrued prior to when the related put option is exercised. Call options entitle us to acquire additional equity interests in the future. Call option amounts to be paid are contingent upon our decision to exercise our option. Therefore, purchases of additional interests related to call options are accounted for when the related call option is exercised.
      In accounting for acquisitions, we recognize deferred payments and purchases of additional interests after the effective date of purchase, as an increase to goodwill and other intangibles, or as compensation expense, depending on the terms of the purchase contract. EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, provides criteria for this determination. In some instances, earn-out or put option payments were not properly accounted for as compensation expense. The effect of this error was to understate compensation expense and, in most instances, to overstate goodwill.
      We reviewed our acquisitions through 2004, including all contingent future obligations as of December 31, 2004, and we have recorded adjustments to compensation expense and goodwill in periods where contingent acquisition obligations were recorded inappropriately.
      We will require that future acquisition-related transactions be approved by our operating management as well as members of our Controllers, Corporate Development and Tax groups prior to execution of the related agreement. Our central repository of related information has been reviewed for completeness and accuracy and updated to ensure that it contains critical files and data. We plan to update our policies concerning the proper accounting for future obligations related to our acquisitions. The restatement also affects periods prior to 2002; we have recorded an adjustment of $29.2 to retained earnings at January 1, 2002.
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table:

	Impact of
Future Obligations Related to Prior Acquisitions	Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002

Consolidated Statement of Operations:
Revenue	—	—
Operating Loss	(23.6)	(13.8)
Provision for Income Taxes	—	—
Loss from Continuing Operations	(24.2)	(13.8)
Consolidated Balance Sheet:
Total Assets	2.8
Total Liabilities	27.0

Pre-Acquisition Earnings:
      It was not uncommon during the period 1996 through 2002 for us to account for the revenues and expenses of certain entities acquired from a point in time that was earlier than the date of closing. In those

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
cases we incorrectly recorded the acquired business’ revenues and expenses in our Consolidated Financial Statements for that year as of January 1, although the acquisition closed subsequent to that date, typically in the latter half of the year. This incorrect recognition of revenue and expenses prior to the closing date was recorded either as an adjustment in the month of purchase, or by adjusting prior months’ accounting results. As a result of these misstatements of revenues and expenses, we recorded additional goodwill on our balance sheet to offset the increase to income. In doing so, we recorded amortization expense on an inflated goodwill balance until the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, at January 1, 2002, when we ceased amortizing goodwill.
      As part of the restatement, we reviewed financial books and records associated with the accounting at the time of acquisition and utilized quantitative analytics to understand revenue and expenses recorded related to the acquisition. As a result of our review we identified 142 acquisitions where we had inappropriately recognized earnings prior to our effective legal ownership of the acquired entities.
      We have calculated the impact of this incorrect practice through the review of purchase contracts for the substantial majority of acquisitions made since 1996. For those entities identified as having recorded pre-acquisition earnings, we identified the actual closing date of each acquisition and used this as the cutoff date to determine the amount of pre-acquisition earnings improperly recorded. For those entities identified with pre-acquisition earnings recognition, we also adjusted the goodwill balance for the error. Since the goodwill balance was misstated we also recalculated the appropriate amortization of goodwill from the date of acquisition.
      We have also created a central repository for acquisition data. Accounting for all future acquisitions will be reviewed and evaluated with the appropriate management oversight prior to the acquisition being finalized and must include members of our Controllers, Treasury, Corporate Development and Tax groups to prevent this type of inappropriate accounting in future periods.
      We have recorded adjustments as part of the restatement to reduce our consolidated revenues, expenses and goodwill balances in the years where pre-acquisition earnings were recorded inappropriately. We have also made adjustments to amortization expense that was recorded on our misstated goodwill balance.
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2002; we have recorded an adjustment of $30.2 to retained earnings at January 1, 2002 related to pre-acquisition earnings recognition.

	Impact of
Pre-Acquisition Earnings	Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002

Consolidated Statement of Operations:
Revenue	—	(2.5)
Operating Income (Loss)	—	(1.2)
Provision for Income Taxes	—	(0.1)
Income (Loss) from Continuing Operations	—	(0.7)
Consolidated Balance Sheet:
Total Assets	(0.4)
Total Liabilities	(0.0)

Internal Investigations
      Instances of possible employee misconduct have come to our attention through our anti-fraud program, internal and external audit work, and the expanded scope of our work on the restatement. Our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
corporate risk management group investigates these matters, frequently with the assistance of outside forensic accountants and legal counsel. It prepares a written report documenting the investigation, its findings, and recommended actions. The report is then presented to corporate management and the Audit Committee of the Board of Directors for review. If we conclude that there has been misconduct, we take appropriate personnel action, which may include termination, and if recommended by counsel, we notify the appropriate governmental and regulatory authorities of violations of law, and take legal action if appropriate to recover our losses.
      The restatement includes the correction of certain unintentional errors in our accounting that were discovered as a result of these investigations and primarily relate to agencies outside the United States. However, certain of these investigations revealed instances of deliberate falsification of accounting records, evasion of taxes in jurisdictions outside the United States, inappropriate charges to clients, diversion of corporate assets, non-compliance with local laws and regulations, and other improprieties. These errors were not prevented or detected earlier because of material weaknesses in our control environment and decentralized operating structure. In a number of these cases, the activities appear to have had the purpose of improving the reported financial performance of the operating unit involved. In a number of cases, we believe the purpose included reducing the personal tax burdens of the individuals involved.
      In an effort to improve our internal control over financial reporting relating to employee misconduct, we have developed an extensive remediation plan. This plan includes specific responses to the findings of each of the internal investigations referred to below, as well as an enhanced, Company-wide compliance program. The remediation plan has been developed by management in consultation with outside advisors and has been approved by the Audit Committee.
      The table below sets forth the impact of this element of the restatement on our Consolidated Financial Statements. The restatement also reflects periods prior to 2002; we have recorded an adjustment of $15.7 in our retained earnings at January 1, 2002.

	Impact of
Internal Investigations	Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002

Consolidated Statement of Operations:
Revenue	(7.2)	(6.1)
Operating Loss	(17.3)	(12.7)
Provision for Income Taxes	1.2	1.9
Loss from Continuing Operations	(18.6)	(14.4)

Consolidated Balance Sheet:
Total Assets	12.6
Total Liabilities	30.3
      We believe that the liabilities we have recognized relating to the investigations are our best estimate of our ultimate liability based on the facts and documents reviewed to date. While the vast majority of the investigations have yielded adjustments to our prior period financial statements reflected in the restatement, several of them are still continuing, and others may arise in the future. Management has recorded its best estimate of probable exposure based on the facts that it had at the time. We cannot predict what any ongoing investigation may uncover and what, if any, remedial actions may have to be taken. It is possible that we will be required to pay material fines, penalties, interest or other amounts associated with these investigations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      Below is a summary of the cases that we have investigated that have resulted in a restatement of our prior period financial results greater than $5.0. These instances represent approximately 80% of the aggregate cumulative adjustments recorded as a result of our internal investigations.

•	We have recorded adjustments with a cumulative impact on net income for the years 2002 through 2004 of $31.8 including taxes, penalties and interest of $10.0 relating to errors we identified at our McCann agency in Turkey. These errors are attributable primarily to the retention of vendor discounts that should have been remitted to clients, the improper valuation of a previously acquired business and over-billing clients for payments to vendors. Our information to date indicates that these activities involved misconduct by local senior management. When the investigation is concluded, we will determine the appropriate personnel actions, which could include terminations of local senior management.

•	We have recorded adjustments with a cumulative impact on net income for the years 2002 through 2004 of $14.5 relating to errors identified at our FCB agency in Turkey. These errors were attributable primarily to inappropriate charges to customers and evasion of local taxes. Our information to date indicates that these activities involved misconduct by local senior management. When the investigation is concluded, we will determine the appropriate personnel actions, which could include terminations of local senior management.

•	We have recorded adjustments with a cumulative impact on net income for the years 2002 through 2004 of $10.8 relating to errors we identified at Media First in New York City. These errors are attributable primarily to inadequate recordkeeping but also included payment of certain employee salaries through accounts payable and without appropriate tax withholdings. The errors resulted in increased earn-out payments. Some management personnel at the agency involved in this activity have been terminated.

•	We have recorded adjustments with a cumulative impact on net income for the years 2002 to 2004 of $10.5 relating to errors we identified at our FCB agency in Spain. These errors are attributable to the use of companies that were formed to account for the production and media volume discounts received from production suppliers on a separate set of books and records. As a result, discounts and rebates to which clients may have been entitled under local law were concealed to prevent detection in the event of a client audit. In addition compensation was paid to an agency executive’s personal service company out of these companies without proper withholding for income taxes. At the same location, we have also recorded adjustments with a cumulative impact of $4.2. These errors are attributable to the inappropriate recognition of certain discounts and benefits that should have been remitted to clients. We plan to divest our interest in FCB Spain and sign an affiliation agreement with the management there with an appropriate control structure to assure future business is properly conducted.

•	We have recorded adjustments with a cumulative impact on net income for the years 2002 through 2004 of $12.7 relating to errors we identified at our McCann agency in Greece. These errors are attributable primarily to retention of vendor discounts in excess of the level permitted under Greek law and the purchase of prepaid media on a speculative basis without the appropriate client commitment. In addition, we identified inappropriate related-party transactions and evidence of improper gifts. The senior officer and other management personnel at the agency have been terminated and parts of the agency’s business have been divested.

•	We have recorded adjustments with a cumulative impact on net income for the years 2002 through 2004 of approximately $7.2 relating to errors we identified at our McCann agency in the Netherlands. These errors are attributable to the recognition as revenue of certain discounts and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

benefits that should have been returned to clients or vendors. We have terminated and/or replaced financial and operating management.

•	We have recorded adjustments with a cumulative impact on net income for the years 2002 through 2004 of $8.6 relating to errors identified at five McCann agencies in Azerbaijan, Ukraine, Uzbekistan, Bulgaria and Kazakhstan. These errors were attributable to failure to record and pay compensation-related taxes, value added taxes and corporate income taxes, and to inadequate record keeping. Management in these jurisdictions paid certain employees as contractors, often in cash, without accounting for the payments. In three of these countries, income and expenses were recorded by a service company located outside those jurisdictions to avoid corporate tax or value added tax. We have sold or are in the process of selling all of these entities. In the case of the Ukraine, we plan on signing an affiliation agreement with the management there with appropriate controls in place to assure our business is properly conducted.
      In addition, the other investigations that had an impact of less than $5.0 each have resulted in adjustments with a cumulative impact on net income for the years 2004 through 2002 of $11.9. The errors were similar in nature to those described above. We have terminated, or are in the process of terminating, the employees involved in these occurrences.

Review of International Compensation Arrangements
      Over the past 18 months, we have undertaken an extensive review of employment compensation practices across our organization. While most practices were found to be acceptable, we have identified some practices in certain jurisdictions that required additional review. The key areas are as follows:
      Personal Service Companies. The advertising industry and many other service industries frequently make use of freelancers, who are typically treated as independent contractors and not subjected to the regulations that apply to an employee-employer relationship. In certain instances, particularly in Europe and Latin America, it is common for individuals to establish a personal service company (“PSC”), in which case the hiring company will normally contract directly with the PSC for the services of the individual. In every jurisdiction that was reviewed, PSC arrangements are legal and often customary and socially acceptable. However, in certain circumstances, if the individual does not meet the established criteria, the PSC structure is not a permissible vehicle and could result in an avoidance of personal income tax and social tax by the individual and, in the case of the company, an avoidance of social tax. We reviewed every situation where one of our agencies had contracted with a PSC and determined that in a number of instances, the use of a PSC was not supportable.
      Payment of Personal Expenses Outside the Normal Payroll Mechanism. We have also identified in certain countries, including some in which such a practice was customary and socially acceptable, instances where expenses that can be considered personal in nature were reimbursed to an individual employee outside the payroll mechanism. The practice resulted in the payment not being reported through the normal payroll system and no appropriate tax withholdings being made. We have identified those instances where we believe such practice should have been reported through the payroll system.
      Split Salary Payments. We identified certain instances where an individual employee received compensation from a jurisdiction outside the jurisdiction in which he was primarily employed (home country). In such instances, the paying company normally would not report or withhold local income tax on such salary payments, relying on the employee to report and remit the appropriate taxes to the country of employment. We have identified those instances where either the paying entity or the local employing entity had an affirmative obligation to report and withhold personal income and social taxes.
      Equity Grants and Retirement Payments. In a number of instances we identified stock option and restricted stock or retirement annuities granted to employees outside the US and upon exercise or vesting,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
neither the US company nor the local company reported the compensation arising therefrom or withheld applicable local tax. Instead the agency notified each employee of the employee’s obligation to report and withhold in the respective local country of residence or employment. We have identified certain jurisdictions where we or the local employing agency should have withheld on or reported the compensation to the local authorities.
      Independent Contractor/ Employees. A common issue in our industry is the retention of services by individuals in the capacity of an independent contractor instead of as an employee. There are specific criteria in every jurisdiction in which we do business which establish whether an individual is to be characterized as an employee or as an independent contractor. In a number of instances we have identified individuals who were classified as independent contractors but should have been considered employees.
      As it relates to the five issues, Personal Service Companies, payment of personal expenses outside the normal payroll mechanism, split salary payments, equity grants and retirement payments, and independent contractors/employees, we have recorded adjustments with a cumulative impact on net income for the years 2002 through 2003 of $16.6, of which $6.7 is related to PSCs.
      The table below sets forth the impact of this element of the restatement on our Consolidated Financial Statements for the years 2002 through 2004. The restatement also reflects periods prior to 2002; we have recorded an adjustment of $9.0 in our retained earnings at January 1, 2002.

	Impact of
International Compensation Arrangements	Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002

Consolidated Statement of Operations:
Revenue	—	—
Operating Loss	(9.6)	(9.4)
Provision for Income Taxes	(0.7)	(0.9)
Loss from Continuing Operations	(8.8)	(8.5)
Consolidated Balance Sheet:
Total Assets	0.7
Total Liabilities	9.6

Accounting for Lease Related Expenses
      Substantially all of our office space is leased from third parties. Certain of our lease contracts contain rent holidays, various escalation clauses, or landlord/tenant incentives. While it is our policy to record leases properly, in some instances we did not account for these lease provisions in accordance with GAAP, specifically, SFAS No. 13, Accounting for Leases, FTB 85-3, Accounting for Operating Leases with Scheduled Rent Increases, FTB 88-1, Issues Related to Accounting for Leases, and SFAS No. 143, Accounting for Asset Retirement Obligations. In particular: we recorded rent expense for operating leases on a cash basis, without consideration for rent holidays; we did not appropriately record or amortize landlord/tenant incentives, and in some cases, netted reimbursements with leasehold improvement assets; we did not properly record or amortize leasehold improvements over the appropriate periods, and in some cases, inappropriately amortized leasehold improvement over terms that included assumptions of lease renewals; we did not completely or accurately record asset retirement obligations related to leasehold improvement assets; and for lease properties that were part of either our 2001 or 2003 restructuring programs, these errors also impacted amounts previously recorded for restructuring.
      We have reviewed our significant lease arrangements in place as of December 31, 2004. We reviewed rental costs, including costs related to fixed rent escalation clauses and rent holidays, and correctly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
recorded them on a straight-line basis over the lease term. We ensured that landlord/tenant incentives are recorded as leasehold improvement assets and amortized over the shorter of the economic useful life or the lease term. We ensured that funds received are recorded as deferred rent and amortized as reductions to rent expense over the lease term. For leasehold improvements, we recorded adjustments to amortize the related assets over the shorter of the economic useful life or the lease term, and ensured that the lease renewal is “reasonably assured” as that term is contemplated by SFAS No. 13 when the amortization period includes a renewal period. We ensured that asset retirement obligations are recorded completely and accurately in the period in which they are incurred and a reasonable estimate of fair value can be made, and that the amortization of the asset and accretion of the discounted liability is recognized ratably over the useful life of the leasehold improvement asset. For leased properties that were part of either our 2001 or 2003 restructuring programs, we ensured that prior period rent costs have been recorded on a straight-line basis prior to time of restructuring and that deferred rent credit balances have been appropriately taken into consideration in the calculation of the related restructuring reserve at time of restructuring.
      We have established specific guidelines to assist personnel in analyzing and recording lease related expenses in the Consolidated Statement of Operation.
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2002; we have recorded an adjustment of $31.3 to retained earnings at January 1, 2002 related to lease expenses.

	Impact of
Accounting for Leases	Restated

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002

Consolidated Statement of Operations:
Revenue	—	—
Operating Income (Loss)	(0.6)	0.2
Provision for Income Taxes	1.6	0.2
Income (Loss) from Continuing Operations	(2.5)	(0.3)
Consolidated Balance Sheet:
Total Assets	0.5	(7.8)
Total Liabilities	5.9	(5.9)

Other Adjustments
      We have identified other adjustments to our Consolidated Financial Statements which do not conform to GAAP. We had previously not performed account reconciliations timely. As a result of the restatement we reconciled significant balance sheet and income statement accounts and determined that some accounts required adjustment. In our examination of accounts, we have identified a number of matters that require correction, the most significant of which are discussed below.
      Tax Provision: We reviewed a global licensing structure in the Octagon Group that it had inherited in an acquisition of a group of foreign entities in 1998, and determined that we had incorrectly reported income for statutory and income tax purposes for all years since acquisition. Based on established transfer pricing principles, we have determined that a portion of that income reported partially within the UK and the US, was subject to higher tax rates. We have disclosed this error to the respective tax authorities in the US and UK. The corrected amount of tax of the years 1998 through 2003 including tax and penalties has been accrued and is shown in Provision for Taxes.
      Deconsolidation of Entities: We noted several instances where an entity was fully consolidated in error. In these cases, the entity was erroneously consolidated in financial results for certain years for which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
we did not have effective control of the entity, and accordingly in the restatement, we recorded an adjustment to deconsolidate these entities for those years.
      Pension Expense associated with Foreign Plans: Adjustments were recorded to properly state the pension expense associated with foreign plans for all years presented. Such adjustments resulted in increased pension expense for previously unidentified plans.
      Goodwill and Investment Impairments: Adjustments were necessary to reclass goodwill and investment impairments in the appropriate periods where the triggering event was identified to have occurred. Certain impairments had been recorded in subsequent periods and were accounted for in the appropriate periods.
      Foreign Currency Translation Adjustments: Adjustments were made to properly state the foreign currency translation adjustment and the foreign currency gains or losses accounts for all periods. Certain adjustments that had been recorded in wrong periods have now been accounted for in the appropriate periods.
      Classification Revisions: Adjustments were made to reclassify certain balance sheet, income and expense account balances for consistent application of GAAP and our policies and procedures. Such reclassification adjustments included the presentation of bank overdrafts as a liability rather than a credit balance in an asset account, intercompany accounts that had been incorrectly recorded as accounts receivable, accounts payable or other non-intercompany accounts, reclassifications of long-term and short-term assets and liabilities and other miscellaneous income and expense account reclassifications. Certain adjustments had been recorded in subsequent periods and were accounted for in the appropriate periods.
      Auction rate securities have been reclassified from cash equivalents to short-term marketable securities for each of the periods presented in the accompanying Consolidated Balance Sheet based upon our evaluation of the maturity dates associated with the underlying bonds. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets, at predetermined short-term intervals, usually between 7 and 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the significant degree of market liquidity provided through the interest rate resets. We had previously classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less.
      Other Adjustments: We also have corrected certain known errors that were previously not recorded because in each such case we believed at the time that the amount of any such error was not material to our consolidated financial statements. Principally, these types of adjustments consist of numerous minor items. We wrote off unsubstantiated balances related to unbillable third party charges, the reversal of over accrued job costs, and fixed asset write-offs for items that should not have been capitalized, could not be accounted for or were not in use.
      As part of our remediation of our material control weaknesses, we are in the process of hiring additional personnel with knowledge of GAAP to assist in timely reconciliations of our accounts, to ensure substantiation of amounts recorded, recognition of appropriate cut-off, and management oversight of key accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2002; we have recorded an adjustment of $34.0 to retained earnings at January 1, 2002 related to these miscellaneous other adjustments.

	Impact of
Other Adjustments	Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002

Consolidated Statement of Operations:
Revenue	19.2	20.5
Operating Income (Loss)	38.2	1.8
Provision for Income Taxes	(3.9)	(2.1)
Income (Loss) from Continuing Operations	28.1	(7.7)
Consolidated Balance Sheet:
Total Assets	74.8
Total Liabilities	43.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The following tables summarize the impact of the restatement on previously reported financial information.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

REVENUE	$5,863.4	$298.3	$6,161.7

OPERATING EXPENSES:
Salaries and related expenses	3,451.8	48.8	3,500.6
Office and general expenses	1,896.9	328.8	2,225.7
Restructuring charges	175.6	(2.7)	172.9
Long-lived asset impairment and other charges	286.9	7.1	294.0

Total operating expenses	5,811.2	382.0	6,193.2

OPERATING INCOME (LOSS)	52.2	(83.7)	(31.5)

EXPENSE AND OTHER INCOME:
Interest expense	(172.8)	(34.2)	(207.0)
Debt prepayment penalty	(24.8)	—	(24.8)
Interest income	38.9	0.4	39.3
Investment impairments	(84.9)	13.4	(71.5)
Litigation charges	(127.6)	—	(127.6)
Other income	50.0	0.3	50.3

Total expense and other income	(321.2)	(20.1)	(341.3)

Loss from continuing operations before provision for income taxes	(269.0)	(103.8)	(372.8)
Provision for income taxes	254.0	(11.3)	242.7

Loss from continuing operations of consolidated companies	(523.0)	(92.5)	(615.5)
Income applicable to minority interests (net of tax)	(30.9)	3.9	(27.0)
Equity in net income of unconsolidated affiliates (net of tax)	1.0	1.4	2.4

Loss from continuing operations	(552.9)	(87.2)	(640.1)

Income from discontinued operations (net of tax)	101.2	(0.2)	101.0

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(451.7)	$(87.4)	$(539.1)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(1.43)	$(0.23)	$(1.66)
Discontinued operations	0.26	—	0.26

Total	$(1.17)	$(0.23)	$(1.40)

Diluted:
Continuing operations	$(1.43)	$(0.23)	$(1.66)
Discontinued operations	0.26	—	0.26

Total	$(1.17)	$(0.23)	$(1.40)

Weighted-average shares:
Basic	385.5	—	385.5
Diluted	385.5	—	385.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2002

	As Previously	Effect of	As
	Reported	Restatement	Restated

REVENUE	$5,737.5	$321.6	$6,059.1

OPERATING EXPENSES:
Salaries and related expenses	3,350.0	46.7	3,396.7
Office and general expenses	1,889.3	359.4	2,248.7
Restructuring charges	12.1	(4.2)	7.9
Long-lived asset impairment and other charges	127.1	2.9	130.0

Total operating expenses	5,378.5	404.8	5,783.3

OPERATING INCOME	359.0	(83.2)	275.8

EXPENSE AND OTHER INCOME:
Interest expense	(145.6)	(13.1)	(158.7)
Interest income	29.8	0.8	30.6
Investment impairments	(39.7)	(0.6)	(40.3)
Other income	7.9	0.4	8.3

Total expense and other income	(147.6)	(12.5)	(160.1)

Income from continuing operations before provision for income taxes	211.4	(95.7)	115.7
Provision for income taxes	117.9	(11.5)	106.4

Income from continuing operations of consolidated companies	93.5	(84.2)	9.3
Income applicable to minority interests (net of tax)	(30.5)	0.5	(30.0)
Equity in net income of unconsolidated affiliates (net of tax)	5.0	0.9	5.9

Net income (loss) from continuing operations	68.0	(82.8)	(14.8)
Income from discontinued operations (net of tax)	31.5	—	31.5

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$99.5	$(82.8)	$16.7

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$0.18	$(0.22)	$(0.04)
Discontinued operations	0.08	—	0.08

Total	$0.26	$(0.22)	$0.04

Diluted:
Continuing operations	$0.18	$(0.22)	$(0.04)
Discontinued operations	0.08	—	0.08

Total	$0.26	$(0.22)	$0.04

Weighted-average shares:
Basic	376.1	—	376.1
Diluted	381.3	(5.2)	376.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
CONDENSED CONSOLIDATED BALANCE SHEET

	As of December 31, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

ASSETS:
Cash and cash equivalents	$2,005.7	$(133.8)	$1,871.9
Short-term marketable securities	—	195.1	195.1
Accounts receivable, net of allowance of $134.1	4,632.4	17.9	4,650.3
Expenditures billable to clients	242.1	61.2	303.3
Deferred income taxes	201.7	78.0	279.7
Prepaid expenses and other current assets	267.8	(35.4)	232.4

Total current assets	7,349.7	183.0	7,532.7
Land, buildings and equipment, net	657.1	40.8	697.9
Deferred income taxes	344.5	33.8	378.3
Investments	248.6	(1.8)	246.8
Goodwill	3,310.6	(42.7)	3,267.9
Other intangible assets, net	42.0	1.0	43.0
Other assets	282.0	(2.7)	279.3

Total non-current assets	4,884.8	28.4	4,913.2

TOTAL ASSETS	$12,234.5	$211.4	$12,445.9

LIABILITIES:
Accounts payable	$5,299.2	$315.5	$5,614.7
Accrued liabilities	1,042.7	214.0	1,256.7
Short-term debt	282.6	34.3	316.9

Total current liabilities	6,624.5	563.8	7,188.3
Long-term debt	2,191.7	7.0	2,198.7
Deferred compensation and employee benefits	539.8	8.8	548.6
Other non-current liabilities	202.6	124.1	326.7
Minority interests in consolidated subsidiaries	70.0	(5.2)	64.8

Total non-current liabilities	3,004.1	134.7	3,138.8

TOTAL LIABILITIES	9,628.6	698.5	10,327.1

STOCKHOLDERS’ EQUITY	2,605.9	(487.1)	2,118.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,234.5	$211.4	$12,445.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

Note 3:	Earnings (Loss) Per Share
      The following sets forth the computation of basic and diluted earnings (loss) per share for income available to common stockholders:

	For the Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Basic
Loss from continuing operations	$(544.9)	$(640.1)	$(14.8)
Less: preferred stock dividends	19.8	—	—

Net loss from continuing operations	(564.7)	(640.1)	(14.8)
Income from discontinued operations, net of taxes of $—, $8.5, and $22.4, respectively	6.5	101.0	31.5

Net income (loss) applicable to common stockholders	$(558.2)	$(539.1)	$16.7

Weighted-average number of common shares outstanding — basic	415.3	385.5	376.1
Loss per share from continuing operations	$(1.36)	$(1.66)	$(0.04)
Earnings per share from discontinued operations	0.02	0.26	0.08

Earnings (loss) per share — basic	$(1.34)	$(1.40)	$0.04

Diluted(a)
Loss from continuing operations	$(544.9)	$(640.1)	$(14.8)
Less: preferred stock dividends	19.8	—	—

Net loss from continuing operations	(564.7)	(640.1)	(14.8)
Income from discontinued operations, net of taxes of $—, $8.5, and $22.4, respectively	6.5	101.0	31.5

Net income (loss) applicable to common stockholders	$(558.2)	$(539.1)	$16.7

Weighted-average number of common shares outstanding — basic	415.3	385.5	376.1
Dilutive effect of convertible securities	—	—	—

Weighted-average number of common shares outstanding — diluted	415.3	385.5	376.1
Loss per share from continuing operations	$(1.36)	$(1.66)	$(0.04)
Earnings per share from discontinued operations	0.02	0.26	0.08

Earnings (loss) per share — diluted	$(1.34)	$(1.40)	$0.04

(a)	The weighted-average number of incremental shares for each of the following have been excluded from the computations of diluted earnings (loss) per share as they were anti-dilutive:
      In 2004 and 2003:

•	exercise of employee stock options and conversion of non-vested restricted stock awards;

•	conversion of the 4.50%, 1.87%, and 1.80% Convertible Notes;

•	conversion of the Series A Mandatory Convertible Preferred Stock;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      In 2004 only:

•	conversion of restricted stock units;

•	contingently issuable shares outstanding issued in settlement of the Federal Securities Class Actions as discussed in Note 19;
      In 2002 only:

•	exercise of employee stock options and the conversion of non-vested restricted stock awards; and

•	conversion of the 1.87% and 1.80% Convertible Notes.
      The following table presents the weighted-average number of incremental anti-dilutive shares excluded from the computations of diluted earnings (loss) per share for the years ended December 31, 2004, 2003, and 2002:

	For the Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Contingently issuable shares	1.2	—	—
Stock options, restricted stock and restricted stock units	4.0	4.1	5.1
Convertible Notes	70.9	64.6	13.1
Series A Mandatory Convertible Preferred Stock	26.3	0.8	—

Total	102.4	69.5	18.2

      We adopted EITF 03-6, Participating Securities and the Two — Class Method Under FASB Statement No. 128, during the quarter ended June 30, 2004. The adoption of this pronouncement had no impact on the calculation of earnings per share for any period presented, as the holders of the relevant securities do not participate in our net loss.

Note 4:	Acquisitions and Dispositions

Acquisitions
      The majority of our acquisitions include an initial payment at the time of closing and provide for additional contingent purchase price payments over a specified time. The initial purchase price of an acquisition is allocated to identifiable assets acquired and liabilities assumed based on estimated fair values with any excess being recorded as goodwill. These contingent payments (“earn-outs”) are calculated based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors. Earn-out payments are either recorded as an increase to goodwill and other intangibles or expensed as compensation based on the acquisition agreement and the terms of employment for the former owners of the acquired businesses. Earn-out payments are recorded within the financial statements once the contingent acquisition obligations have been met and the consideration is distributable.
      Cash paid and stock issued for prior acquisitions are comprised of: (i) contingent payments as described above; (ii) further investments in companies in which we already have an ownership interest; and (iii) other payments related to loan notes and guaranteed deferred payments that had been previously recognized on the balance sheet.
      We completed two acquisitions during 2004, two during 2003, and nine during 2002, none of which were significant on an individual basis. The results of operations of these acquired companies were included in our consolidated results from the date of close of the transaction. We made stock payments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
related to current acquisitions of $1.1 in 2002. We also made stock payments related to acquisitions initiated in prior years of $23.8, $56.2 and $83.2 during 2004, 2003 and 2002, respectively. Details of cash paid for new and prior acquisitions are as follows:

	For the Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Cash paid for current acquisitions	$14.6	$4.0	$48.2
Cash paid for prior acquisitions	161.7	221.2	240.0
Less: cash acquired	(0.9)	(0.6)	(11.4)

Net cash paid for acquisitions	$175.4	$224.6	$276.8

      The following table includes the cash paid and stock issued for prior acquisition that were primarily recorded as an increase to goodwill and other intangibles in 2004 relating to companies acquired during prior periods:

	Year of Original Acquisition
							Total Paid
	1998 and						During
	Prior	1999	2000	2001	2002	2003	2004

	(Restated)
Cash payments for prior acquisitions	$28.3	$20.7	$58.1	$11.9	$42.1	$0.6	$161.7
Stock issued for prior acquisitions	4.7	5.3	13.6	—	0.2	—	23.8

Total consideration	$33.0	$26.0	$71.7	$11.9	$42.3	$0.6	$185.5

Dispositions
      Motorsports — On January 12, 2004, we completed the sale of a business comprising the four motorsports circuits, including Brands Hatch, Oulton Park, Cadwell Park and Snetterton (the “four owned circuits”), owned by our Brands Hatch subsidiaries, to MotorSport Vision Limited. The consideration for the sale was approximately $26.0. An additional contingent amount of approximately $4.0 may be paid to us depending upon the future financial results of the operations sold. We recognized a fixed asset impairment loss related to the four owned circuits of $38.0 in the fourth quarter of 2003. Additionally, we recognized a fixed asset impairment of $9.6 related to the other Motorsports entities and a capital expenditure impairment of $16.2 for outlays that Motorsports was contractually required to spend to upgrade and maintain certain remaining racing facilities.
      On April 19, 2004, we reached an agreement with the Formula One Administration Limited (“FOA”) to terminate and release our respective guarantee and promoter obligations relating to the British Grand Prix held at the Silverstone racetrack in the United Kingdom (“UK”). Under this agreement, we were released from our obligations following the British Grand Prix in July 2004. In exchange for the early termination of the obligations and liabilities, we paid a total of $93.0 to the FOA in two installments of $46.5 each on April 19, 2004 and May 24, 2004. A pre-tax charge of $80.0 was recorded in Motorsports contract termination costs related to this transaction during the second quarter of 2004, net of approximately $13.0 in existing reserves related to the termination of this agreement.
      On July 1, 2004, the British Racing Drivers Club (“BRDC”) agreed to vary the terms of the lease agreement relating to the Silverstone race track and we entered into a series of agreements regarding the potential termination of our remaining Motorsports obligations in the UK. These agreements gave us the right to terminate our lease obligations at the Silverstone race track and related agreements, which we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
exercised on November 1, 2004. In connection with these agreements, we paid the BRDC approximately $49.0 in three installments. The first installment of approximately $24.5 was paid on July 1, 2004, the second installment of approximately $16.0 was paid on September 30, 2004, and the third installment of approximately $8.5 was paid on October 7, 2004. As a result of these agreements, we recorded a pre-tax charge in the third quarter of 2004 of $33.6 in Motorsports contract termination costs. This charge is net of existing reserves of $9.9. The payments also include $5.5 in office and general expenses reflecting the amount of lease expense associated with our continued use of the leased property through the third and fourth quarters of 2004. We have exited this business and do not anticipate any additional material charges. The table below summarizes the significant Motorsports charges recorded for the years ended 2004, 2003 and 2002:

	For the Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Long-lived asset impairment and other charges	$3.0	$63.8	$127.1
Motorsports contract termination costs	113.6	—	—

Total	$116.6	$63.8	$127.1

      NFO — On July 10, 2003, we completed the sale of NFO, our research unit, to Taylor Nelson Sofres plc (“TNS”) for $415.6 in cash ($376.7 net of cash sold and expenses) and approximately 11.7 shares of TNS stock that were sold in December 2003 for net proceeds of approximately $42.0. As a result of this sale, we recognized a pre-tax gain of $99.1 ($89.1, net of tax) in the third quarter of 2003 after certain post closing adjustments. The TNS shares sold resulted in a pre-tax gain of $13.3 recorded in Other income (expense) in the Consolidated Statement of Operations. In July 2004, we received $10.0 from TNS as a final payment with respect to the sale of NFO, which resulted in a $6.5 gain, net of tax. The results of NFO are classified as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, and, accordingly, the results of operations and cash flows have been removed from our results of continuing operations and cash flows for prior periods.
      Income from discontinued operations consist of the following:

	For the Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Revenue	$—	$250.1	$466.1

Pre-tax income from discontinued operations	$—	$20.4	$53.9
Tax expense	—	(8.5)	(22.4)

Net income	—	11.9	31.5
Gain on sale, net of taxes	6.5	89.1	—

Income from discontinued operations	$6.5	$101.0	$31.5

Note 5:	Restructuring Charges
      During 2004, 2003 and 2002, we recorded net expense related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of $62.2, $172.9 and $7.9, respectively, which included the impact of adjustments resulting from changes in management’s estimates as described below. The 2003 program was initiated in response to softness in demand for advertising and marketing services. The 2001 program was initiated following the acquisition of True North Communications Inc. and was designed to integrate the acquisition and improve productivity. Total

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
inception to date net expense for the 2001 and 2003 programs were $641.5 and $231.0, respectively. The 2003 and 2001 restructuring programs focused on decreasing our overall cost structure mainly through total reductions in head count of approximately 10,300 employees and through downsizing or closing approximately 280 non-strategic or excessive office locations. As of December 31, 2004, substantially all activities under the 2003 and 2001 programs were completed. A summary of the net (income) and expense by segment is as follows:

	Lease Termination and
	Other Exit Costs			Severance and Termination Costs

	2003	2001		2003	2001
	Program	Program	Total	Program	Program	Total	Total

2004 Net (Income) Expense
IAN	$40.3	$(7.3)	$33.0	$14.1	$(4.3)	$9.8	$42.8
CMG	8.1	4.0	12.1	5.1	(0.7)	4.4	16.5
Corporate	3.7	(1.0)	2.7	0.3	(0.1)	0.2	2.9

Total	$52.1	$(4.3)	$47.8	$19.5	$(5.1)	$14.4	$62.2

2003 Net (Income) Expense (Restated)
IAN	$23.1	$8.8	$31.9	$106.6	$(0.1)	$106.5	$138.4
CMG	12.7	6.1	18.8	15.7	—	15.7	34.5
Motorsports	—	—	—	0.4	—	0.4	0.4
Corporate	(2.2)	(1.3)	(3.5)	3.1	—	3.1	(0.4)

Total	$33.6	$13.6	$47.2	$125.8	$(0.1)	$125.7	$172.9

2002 Net Expense (Restated)
IAN	$—	$5.2	$5.2	$—	$7.9	$7.9	$13.1
CMG	—	5.7	5.7	—	(1.2)	(1.2)	4.5
Corporate	—	(4.3)	(4.3)	—	(5.4)	(5.4)	(9.7)

Total	$—	$6.6	$6.6	$—	$1.3	$1.3	$7.9

Lease termination and other exit costs

2003 Program
      Net expense related to lease termination and other exit costs of $52.1 recorded for 2004 was comprised of charges of $67.8, partially offset by adjustments to management estimates of $15.7. For 2003, net expense was $33.6, comprised of charges of $41.6 offset by similar adjustments of $8.0. These charges related to vacating 43 and 55 offices in 2004 and 2003, respectively, located primarily in the US and Europe. Charges were recorded at net present value and were net of estimated sublease rental income. The discount related to lease terminations is being amortized over the expected remaining term of the related lease. Given the remaining life of the vacated leased properties, cash payments are expected to be made through 2015.
      In addition to amounts recorded as restructuring charges, we recorded charges of $11.1 and $16.5 during 2004 and 2003, respectively, related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

2001 Program
      Net (income) and expense related to lease termination and other exit costs of ($4.3), $13.6 and $6.6, recorded for 2004, 2003 and 2002, respectively, resulted exclusively from the impact of adjustments to management estimates. The 2001 program resulted in approximately 180 offices being vacated worldwide. Given the remaining life of the vacated properties, cash payments are expected to be made through 2024.

Adjustments to Estimates
      Lease termination and other exit costs for the 2003 and 2001 restructuring programs included the net impact of adjustments for changes in management estimates to decrease the restructuring reserves by $20.0 in 2004 and increase the reserve by $5.6 and $6.6 in 2003 and 2002, respectively. Adjustments to management estimates of net lease obligations included both increases and decreases to the restructuring reserve balance as a result of several factors. The significant factors were our negotiation of terms upon the exit of leased properties, changes in sublease rental income and utilization of previously vacated properties by certain of our agencies due to improved economic conditions in certain markets, all of which occurred during the period recorded.
Severance and termination costs

2003 Program
      Net expense related to severance and termination costs of $19.5 recorded for 2004 was comprised of charges of $26.4, partially offset by adjustments to management estimates of $6.9. For 2003, net expense of $125.8 was comprised of charges of $133.7 offset by adjustments of $7.9. These charges related to a worldwide workforce reduction of approximately 400 employees in 2004 and 2,900 in 2003. The restructuring program affected employee groups across all levels and functions, including executive, regional and account management and administrative, creative and media production personnel. The majority of the severance charges related to the US and Europe, with the remainder in Asia and Latin America.

2001 Program
      Net (income) and expense related to severance and termination costs of ($5.1), ($0.1) and $1.3 recorded for 2004, 2003 and 2002, respectively, resulted exclusively from the impact of adjustments to management estimates. The 2001 program related to a worldwide reduction of approximately 7,000 employees.

Adjustments to Estimates
      Severance and termination costs associated with the 2003 and 2001 restructuring programs included the net impact of adjustments for changes in management estimates to decrease the restructuring reserves by $12.0 and $8.0 in 2004 and 2003, respectively, and increase the reserve by $1.3 in 2002. Adjustments to management estimates of severance and termination obligations included both increases and decreases to the restructuring reserve balance as a result of several factors. The significant factors were the decrease in the number of terminated employees, change in amounts paid to terminated employees and change in estimates of taxes and restricted stock payments related to terminated employees, all of which occurred during the period recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      A summary of the remaining liability for the 2003 and 2001 restructuring programs is as follows:

	Liability at					Liability at
	12/31/2003	Charges	Payments	Adjustments(1)	Other(2)	12/31/04

	(Restated)
2003 Program
Lease termination and other exit costs	$37.7	$67.8	$(32.6)	$(15.7)	$(6.2)	$51.0
Severance and termination costs	39.0	26.4	(52.4)	(6.9)	1.1	7.2

Total	$76.7	$94.2	$(85.0)	$(22.6)	$(5.1)	$58.2

2001 Program
Lease termination and other exit costs	$65.6	$—	$(28.0)	$(4.3)	$3.9	$37.2
Severance and termination costs	10.2	—	(3.1)	(5.1)	(0.4)	1.6

Total	$75.8	$—	$(31.1)	$(9.4)	$3.5	$38.8

	Liability at					Liability at
	12/31/2002	Charges	Payments	Adjustments(1)	Other(2)	12/31/2003

	(Restated)					(Restated)
2003 Program
Lease termination and other exit costs	$—	$41.6	$(8.5)	$(8.0)	$12.6	$37.7
Severance and termination costs	—	133.7	(88.3)	(7.9)	1.5	39.0

Total	$—	$175.3	$(96.8)	$(15.9)	$14.1	$76.7

2001 Program
Lease termination and other exit costs	$92.5	$—	$(33.1)	$13.6	$(7.4)	$65.6
Severance and termination costs	15.9	—	(10.9)	(0.1)	5.3	10.2

Total	$108.4	$—	$(44.0)	$13.5	$(2.1)	$75.8

(1)	Amounts represent adjustments to management estimates, as discussed above.

(2)	Amounts represent adjustments to the liability for changes in foreign currency exchange rates as well as liabilities that were previously maintained on the Consolidated Balance Sheet in other balance sheet accounts.
      Severance amounts incurred outside the parameters of our restructuring programs are recorded in the financial statements when they become both probable and estimable. With the exception of medical and dental benefits paid to employees who are on long-term disability, we do not establish liabilities associated with severance until reasonably estimable and probable. We have recorded a liability of $6.1 and $5.5 as of December 31, 2004 and 2003, respectively, related to medical and dental benefits for employees who are on long-term disability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

Note 6:	Land, Buildings and Equipment
      The following table provides a summary of the components of land, buildings and equipment:

	December 31,

	2004	2003

		(Restated)
Land and buildings	$111.1	$105.2
Furniture and equipment	1,038.6	1,035.1
Leasehold improvements	571.3	563.9

	1,721.0	1,704.2
Less: accumulated depreciation	(998.1)	(1,006.3)

Land, buildings and equipment, net	$722.9	$697.9

Note 7:	Goodwill and Other Intangible Assets
Goodwill
      Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. In order to determine the fair value of net assets for new agency acquisitions, valuations are performed based on several factors, including the type of service offered, competitive market position, brand reputation and geographic coverage. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible and other intangible net assets. As a result, a substantial portion of the purchase price is allocated to goodwill. Changes to goodwill include both current year and deferred payments related to acquisitions. We perform an annual impairment review of goodwill as of September 30th or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. See Note 1 for fair value determination and impairment testing methodologies. For more discussion on impairment charges, refer to Note 8.
      The changes in the carrying value of goodwill by segment for the years ended December 31, 2004 and 2003 are as follows:

	IAN	CMG	Total

Balance as of December 31, 2002 (Restated)	$2,733.7	$587.2	$3,320.9
Goodwill from dispositions	(140.1)	—	(140.1)
Goodwill from current acquisitions	3.4	—	3.4
Goodwill from prior acquisitions	213.8	48.7	262.5
Impairment charges	(0.4)	(218.0)	(218.4)
Other (primarily currency translation)	34.9	4.7	39.6

Balance as of December 31, 2003 (Restated)	$2,845.3	$422.6	$3,267.9

Goodwill from current acquisitions	10.1	—	10.1
Goodwill from prior acquisitions	93.8	56.6	150.4
Impairment charges	(220.2)	(91.7)	(311.9)
Other (primarily currency translation)	24.5	0.6	25.1

Balance as of December 31, 2004	$2,753.5	$388.1	$3,141.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
Other Intangible Assets
      As of December 31, 2004 and 2003, the net carrying value of other intangible assets was $37.6 and $43.0, respectively. Included in other intangible assets are assets with indefinite lives not subject to amortization and assets with definite lives subject to amortization. Other intangible assets include non-compete agreements, license costs, trade names and customer lists. The total amortization expense for the twelve months ended December 31, 2004, 2003 and 2002 was $6.8, $12.1 and $9.2, respectively. These assets are reviewed annually for impairment or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. See Note 1 for fair value determination and impairment testing methodologies. For more discussion on impairment charges, refer to Note 8. The following table provides a summary of other intangible assets:

	December 31,

	2004	2003

		(Restated)
Other intangible assets	$63.4	$72.8
Less: accumulated amortization	(25.8)	(29.8)

Other intangible assets, net	$37.6	$43.0

Note 8:	Long-Lived Asset Impairment and Other Charges
      Long-lived assets include land, buildings, equipment, goodwill and other intangible assets. Buildings, equipment and other intangible assets with finite lives are depreciated or amortized on a straight-line basis over their respective estimated useful lives. At least annually, we review all long-lived assets for impairment. When necessary, we record an impairment charge for the amount that the carrying value exceeds the fair value. See Note 1 to the Consolidated Financial Statements for fair value determination and impairment testing methodologies.
      The following table summarizes the long-lived asset impairment and other charges:

	For the Years Ended December 31,

	2004				2003				2002

					(Restated)				(Restated)
	IAN	CMG	Motorsports	Total	IAN	CMG	Motorsports	Total	IAN	Motorsports	Total

Goodwill impairment	$220.2	$91.7	$—	$311.9	$0.4	$218.0	$—	$218.4	$2.9	$82.1	$85.0
Fixed asset impairment	2.0	0.4	3.0	5.4	2.3	—	63.8	66.1	—	33.0	33.0
Other	4.9	—	—	4.9	9.1	0.4	—	9.5	—	12.0	12.0

Total	$227.1	$92.1	$3.0	$322.2	$11.8	$218.4	$63.8	$294.0	$2.9	$127.1	$130.0

2004 Impairments
      IAN — During the third quarter of 2004, we recorded goodwill impairment charges of approximately $220.2 at The Partnership reporting unit, which was comprised of, Lowe Worldwide, Draft Worldwide, Mullen, Dailey & Associates and Berenter Greenhouse Webst and $91.7 at our CMG reporting unit, which is comprised of Weber Shandwick, Golin Harris, DeVries Public Relations, and Octagon Worldwide FutureBrand. Our long-term projections showed previously unanticipated declines in discounted future operating cash flows due to recent client losses, reduced client spending and declining industry valuation metrics. These discounted future operating cash flow projections caused the estimated fair values of The Partnership to be less than their book values. The Partnership was subsequently disbanded in the fourth quarter of 2004 and the remaining goodwill was allocated based on the relative fair value of the agencies at the time of disbandment. We considered the possibility of impairment at Lowe and Draft, the two largest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
agencies previously within The Partnership. However, at this point we have determined that there is no discernible trigger event for an additional impairment. We will continue to monitor the results and, should operating performance worsen, particularly at Lowe we may conclude that a trigger event has occurred and impairment may then be required.
      CMG — As a result of the annual impairment review, a goodwill impairment charge of $91.7 was recorded at the CMG reporting unit. At our CMG reporting unit, which is comprised of Weber Shandwick, Golin Harris, DeVries Public Relations, and Octagon Worldwide FutureBrand, the fair value of CMG was adversely affected by declining industry market valuation metrics, specifically, a decrease in the EBITDA multiples used in the underlying valuation calculations. The impact of the lower EBITDA multiples caused the calculated fair value of CMG goodwill to be less than the related book value.
2003 Impairments
      CMG — We recorded an impairment charge of $218.0 to reduce the carrying value of goodwill at Octagon. The Octagon impairment charge reflects the reduction of the unit’s fair value due principally to poor financial performance in 2003 and lower than expected future financial performance. Specifically, there was significant pricing pressure in both overseas and domestic TV rights distribution, declining fees from athlete representation, and lower than anticipated proceeds from committed future events, including ticket revenue and sponsorship.
      Motorsports — We recorded fixed asset impairment charges of $63.8, consisting of $38.0 in connection with the sale of a business comprised of the four owned auto racing circuits $9.6 related to the sale of other Motorsports entities and fixed asset impairment of $16.2 for outlays that Motorsports was contractually required to spend to improve the racing facilities.
2002 Impairments
      Motorsports — Beginning in the second quarter of 2002 and continuing in subsequent quarters, certain Motorsports businesses experienced significant operational difficulties. Some of the impairment indicators included significantly lower than anticipated attendance at the marquee British Grand Prix race in July 2002 and a change in management at Motorsports in the third quarter of 2002. We performed an impairment test and concluded that certain asset groupings of Motorsports had a book value that exceeded their fair market value. As a result, we recognized an impairment loss of $127.1, which was composed of $82.1 of goodwill impairment, $33.0 of fixed asset impairment and $12.0 of other impairment.

Note 9:	Expense and Other Income
Investment Impairment
      We monitor our investments to determine whether a significant event or changes in circumstances has occurred that may have an adverse effect on the fair value of each investment. When an other than temporary decline in value is deemed to have occurred, an impairment charge is recorded to adjust the carrying value of the investment to the estimated fair value. See Note 1 for further discussion of fair value determination and impairment testing methodologies.
      During 2004, we recorded investment impairment charges of $63.4. The principal component of the charges was $50.9 related to the impairment of an unconsolidated investment in a German advertising agency, Springer & Jacoby, as a result of a decrease in projected operating results. Additionally, we recorded impairment charges of $4.7 related to unconsolidated affiliates primarily in Israel, Brazil, Japan and India, and $7.8 related to several other available-for-sale investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      During 2003, we recorded $71.5 of investment impairment charges related to 20 investments. The charge related principally to investments in Fortune Promo 7 of $9.5 in the Middle East, Koch Tavares of $7.7 in Latin America, Daiko of $10.0 in Japan, Roche Macaulay Partners of $7.9 in Canada, Springer & Jacoby of $6.5 in Germany and Global Hue of $6.9 in the US. The majority of the impairment charges resulted from deteriorating economic conditions in the countries in which the agencies operate, due to the loss of one or several key clients.
      During 2002, we recorded $40.3 of investment impairments primarily related to Octagon investments. The largest component of the write-off was a $28.4 impairment charge related to an investment in a German soccer club based on current and projected operating results.
Other Income (Expense)
      The following table sets forth the components of other income (expense):

	For the Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
(Losses) gains on sales of businesses	$(18.2)	$0.3	$(0.2)
Gain on sale of Modem Media shares	0.8	30.3	—
Gain on sale of TNS shares	—	13.3	—
Gains on sales of other available-for-sale securities and miscellaneous investment income	6.7	6.4	8.5

Total	$(10.7)	$50.3	$8.3

      In 2004, we recorded $18.2 of net losses on the sale of 19 agencies. The losses related primarily to the sale of Transworld Marketing, a US-based advertising agency, which resulted in a loss of $8.6, and a $6.2 loss for the final liquidation of the Motorsports investment. See Note 4 for further discussion of the Motorsports disposition.
      In December 2003, we sold approximately 11.0 shares of Modem Media for net proceeds of approximately $57.0, resulting in a pre-tax gain of $30.3. Also in December 2003, we sold all of the approximately 11.7 shares of TNS we had acquired through the sale of NFO for approximately $42.0 of net proceeds. A pre-tax gain of $13.3 was recorded.

Note 10:	Provision for Income Taxes
      The components of income (loss) from continuing operations before provision for (benefit of) income taxes, equity earnings, and minority interest expense are as follows:

	For the Years Ended December 31,
	Continuing Operations

	2004	2003	2002

		(Restated)	(Restated)
Domestic	(72.4)	(8.8)	335.3
Foreign	(194.6)	(364.0)	(219.6)

Total	$(267.0)	$(372.8)	$115.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The provision for (benefit of) income taxes on continuing operations consists of:

	For the Years Ended December 31,
	Continuing Operations

	2004	2003	2002

		(Restated)	(Restated)
Federal income taxes (including foreign withholding taxes):
Current	$37.2	$16.2	$3.6
Deferred	18.2	39.6	116.3

	$55.4	$55.8	$119.9

State and local income taxes:
Current	$12.8	$27.0	$26.1
Deferred	(22.6)	(9.0)	2.5

	$(9.8)	$18.0	$28.6

Foreign income taxes:
Current	$84.0	$141.4	$46.9
Deferred	132.6	27.5	(89.0)

	$216.6	$168.9	$(42.1)

Total	$262.2	$242.7	$106.4

      The components of deferred tax assets consist of the following items:

	December 31,

	2004	2003

		(Restated)
Postretirement/postemployment benefits	$18.6	$20.9
Deferred compensation	234.1	180.9
Pension costs	50.1	59.0
Basis differences in fixed assets	14.8	21.9
Rent	8.8	0.8
Interest	(4.5)	(8.5)
Accruals and reserves	130.5	142.5
Allowance for doubtful accounts	33.3	26.9
Basis differences in intangible assets	(5.3)	18.9
Investments in equity securities	16.2	19.0
Tax loss/tax credit carry forwards	411.6	296.9
Restructuring and other merger-related costs	45.2	51.4
Other	70.4	80.0

Total deferred tax assets, net	1,023.8	910.6
Valuation allowance	(488.6)	(252.6)

Net deferred tax assets	$535.2	$658.0

      The valuation allowance of $488.6 and $252.6 at December 31, 2004 and 2003, respectively, applies to certain deferred tax assets, including US tax credits, capital loss carryforwards and net operating loss carryforwards in certain jurisdictions that, in our opinion, are more likely than not, not to be utilized. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
change during 2004 in the deferred tax valuation allowance primarily relates to uncertainties regarding the utilization of capital loss and net operating loss carryforwards. At December 31, 2004, there are $58.9 of tax credit carryforwards with expiration periods beginning in 2009 and ending in 2013. There are also $334.5 of loss carryforwards, of which $103.7 are US capital and net operating loss carryforwards that expire in the years 2006 through 2024. The remaining $230.8 are non-US net operating loss carryforwards of $219.7 with unlimited carryforward periods and $11.1 with expiration periods from 2010 through 2020. We have concluded that it is more likely than not that the net deferred tax asset balance will be realized.
Effective Tax Rate Reconciliation on Continuing Operations
      A reconciliation of the effective income tax rate on continuing operations before equity earnings and minority interest expense as reflected in the Consolidated Statements of Income to the US Federal statutory income tax rate is as follows:

	For the Years Ended December 31,
	Continuing Operations

	2004	2003	2002

US Federal statutory income tax rate	35.0%	35.0%	35.0%
Federal income tax provision (benefit) at statutory rate	$(93.5)	$(130.5)	$40.5
State and local income taxes, net of federal income tax benefit	13.7	11.1	18.4
Impact of foreign operations, including withholding taxes	77.6	114.8	20.3
Change in valuation allowance	236.0	111.4	27.5
Goodwill and other long-lived asset impairment charges	26.3	103.6	7.2
Restructuring and other merger-related costs	(1.2)	15.2	(0.1)
Liquidation of Motorsports	(19.7)	—	—
Other	23.0	17.1	(7.4)

Provision (benefit) for income taxes	$262.2	$242.7	$106.4

Effective tax rate on operations	98.2%	65.1%	92.0%
      Our effective tax rate was negatively impacted by the establishment of valuation allowances, as described below, restructuring charges, and non-deductible long-lived asset impairment charges. Our effective tax rate was also impacted by pretax charges and related tax benefits resulting from the Motorsports contract termination costs. The difference between the effective tax rate and the statutory federal rate of 35% is also due to state and local taxes and the effect of non-US operations.
      As required by SFAS No. 109, we are required to evaluate on a quarterly basis the realizability of our deferred tax assets. SFAS No. 109, Accounting for Income Tax, requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent sufficient negative evidence under the provisions of SFAS No. 109, Accounting for Income Tax, and, as a result, we determined that certain of our deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance was established relate primarily to foreign net operating and US capital loss carryforwards. During 2004, a valuation allowance of $236.0 was established in continuing operations on existing deferred tax assets and current year losses with no tax benefits. The total valuation allowance as of December 31, 2004 was $488.6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was $672.3 and $697.9 at December 31, 2004 and 2003, respectively. It is our intention to reinvest undistributed earnings of our foreign subsidiaries indefinitely. After the completion of our evaluation, we have determined that we will not take advantage of the provisions of the Jobs Act which grants a temporary incentive to repatriate foreign earnings. However, we will continue to monitor our circumstances and if there is a change which makes the use of this provision advantageous, we will be able to adopt it prior to December 31, 2005.
      On April 21, 2003 the Internal Revenue Service (“IRS”) proposed additions to our taxable income for the taxable years 1994 through 1996 that would result in additional income taxes, including conforming state and local tax adjustments, of $41.5 (plus interest). We filed a Protest with the IRS Appeals Office on July 21, 2003, contesting the most significant adjustments proposed by the IRS and claiming a refund in respect of certain business expenses for which we had failed to claim deductions. We have settled one of the protested issues in an amount that does not exceed previously established reserves and therefore will not have a material effect on our financial position and the results of operations. Although the resolution of the remaining issues will likely require us to pay additional taxes, we expect that any such payments also will not have a material effect on our financial position and the results of operations.
      The IRS currently has our taxable years 1997-2002 under examination. In addition, we have various tax years under examination by tax authorities in various countries, such as the United Kingdom, and states, such as New York, in which we have significant business operations. It is not yet known whether these examinations will in the aggregate result in us paying additional taxes. We have established tax reserves that we believe to be adequate in relation to the potential for additional assessments in each of the jurisdictions in which it is subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and adjust our reserves as additional information or events require.
      Although the ultimate resolution of these remaining matters will likely require us to pay additional taxes, we anticipate any such payments will not have a material effect on our financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

Note 11:	Debt
Long-Term Debt
      A summary of the carrying amounts and fair values of our long-term debt is as follows:

	December 31,

	2004		2003

	Book Value	Fair Value	Book Value	Fair Value

1.80% Convertible Subordinated Notes due 2004 (less unamortized discount of $5.9)	$—	$—	$244.1	$244.5
1.87% Convertible Subordinated Notes due 2006 (less unamortized discount of $23.5)	—	—	337.5	336.6
7.875% Senior Unsecured Notes due 2005	255.0	257.5	522.1	535.0
7.25% Senior Unsecured Notes due 2011	500.0	537.3	500.0	542.5
5.40% Senior Unsecured Notes due 2009 (less unamortized discount of $0.3)	249.7	252.9	—	—
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $1.0)	347.3	354.3	—	—
4.50% Convertible Senior Notes due 2023	800.0	1,045.0	800.0	1,224.0
Other notes payable and capitalized leases — at interest rates from 4.5% to 22.23%	42.1		42.1

Total long-term debt	2,194.1		2,445.8
Less: current portion	258.1		247.1

Long-term debt, excluding current portion	$1,936.0		$2,198.7

      Exposure to interest rate movements is reduced by interest rate swap agreements. As a result of these agreements, the effective interest rate for the 6.25% Senior Unsecured Notes differs from its stated rate.
      Annual repayments of long-term debt as of December 31, 2004 are scheduled as follows:

2005	$258.1
2006	3.9
2007	2.1
2008	1.6
2009	250.5
Thereafter	1,677.9

Total long-term debt	$2,194.1

Redemption and Repurchase of Long-Term Debt
      In January 2004, we redeemed the 1.80% Convertible Subordinated Notes with an aggregate principal amount of $250.0 at maturity at an aggregate price of approximately $246.0, which included the principal amount of the Notes plus original issue discount and accrued interest to the redemption date. To redeem these Convertible Subordinated Notes, we used approximately $246.0 of the net proceeds from the 2003 Common and Mandatory Convertible Preferred Stock offerings as discussed in Note 12.
      In November 2004, we tendered for $250.0 of the $500.0 outstanding face value 7.875% Senior Unsecured Notes at an aggregate price of approximately $263.1, which included the principal amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
the Notes plus accrued interest to the tender date. A prepayment premium of $9.8 was recorded on the early retirement of $250.0 of these Notes. In December 2004, we redeemed our outstanding 1.87% Convertible Subordinated Notes with an aggregate principal amount of approximately $361.0 at maturity at an aggregate price of approximately $346.8, which included the principal amount of the Notes plus accrued interest to the redemption date. To tender for the 7.875% Senior Unsecured Notes and redeem the 1.87% Convertible Subordinated Notes, we used approximately $250.0 and $350.0, respectively, of the net proceeds from the sale and issuance in November 2004 of the 5.40% Senior Unsecured Notes due November 2009 and 6.25% Senior Unsecured Notes due November 2014.
      In August 2005, we redeemed the remainder of the outstanding 7.875% Senior Unsecured Notes with an aggregate principal amount of approximately $250.0 at maturity at an aggregate price of approximately $258.6, which included the principal amount of the Notes plus accrued interest to the redemption date. To redeem these Notes we used the proceeds from the sale and issuance in July 2005 of $250.0 Floating Rate Notes due in July 2008.
Consent Solicitation
      In March 2005, we completed a consent solicitation to amend the indentures governing five series of our outstanding public debt to provide, among other things, that our failure to file with the trustee our SEC reports, including our 2004 Annual Report on Form 10-K and Quarterly Reports for the first and second quarter of 2005 on Form 10-Q, would not constitute a default under the indentures until September 30, 2005.
      The indenture governing our 4.50% Convertible Senior Notes was also amended to provide for: (1) an extension from March 15, 2005 to September 15, 2009 of the date on or after which we may redeem the 4.50% Notes and (2) an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.
Convertible Senior Notes
      The 4.50% Convertible Senior Notes (“4.50% Notes”) are convertible to common stock at a conversion price of $12.42 per share, subject to adjustment in specified circumstances. They are convertible at any time if the average price of our common stock for 20 trading days immediately preceding the conversion date is greater than or equal to a specified percentage, beginning at 120% in 2003 and declining 0.5% each year until it reaches 110% at maturity, of the conversion price. They are also convertible, regardless of the price of our common stock, if: (i) we call the 4.50% Notes for redemption; (ii) we make specified distributions to shareholders; (iii) we become a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities) or (iv) the credit ratings assigned to the 4.50% Notes by any two of Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are lower than Ba2, BB and BB, respectively, or the 4.50% Notes are no longer rated by at least two of these ratings services. Because of our current credit ratings, the 4.50% Notes are currently convertible into approximately 64.4 shares of our common stock.
      We, at the investors’ option, may be required to redeem the 4.50% Notes for cash on March 15, 2008 and may also be required to redeem the 4.50% Notes at the investors’ option on March 15, 2013 and March 15, 2018, for cash or common stock or a combination of both, at our election. Additionally, investors may require us to redeem the 4.50% Notes in the event of certain change of control events that occur prior to March 15, 2008, for cash or common stock or a combination of both, at our election. If at any time on or after March 13, 2003 we pay cash dividends on our common stock, we will pay contingent interest in an amount equal to 100% of the per share cash dividend paid on the common stock multiplied by the number of shares of common stock issuable upon conversion of the 4.50% Notes. At our option, we may redeem the 4.50% Notes on or after September 15, 2009 for cash. The redemption price in each of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
these instances is 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, if any. The 4.50% Notes also provide for an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.
      See Note 17 for a discussion of fair market value of our long-term debt.
Credit Arrangements
      We have committed and uncommitted lines of credit with various banks that permit borrowings at variable interest rates. At December 31, 2004 and 2003, there were no borrowings under our committed facilities, however, there were borrowings under the uncommitted facilities made by several of our international subsidiaries totaling $67.8 and $69.8, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities at December 31, 2004 and 2003 was approximately 5% in each year. A summary of our credit facilities is as follows:

	December 31,

	2004				2003

	Total	Amount	Total		Total	Amount	Total
	Facility	Outstanding	Available		Facility	Outstanding	Available

Committed
364-Day Revolving Credit Facility	$250.0	$—	$250.0		$500.0	$—	$339.9	**
Three-Year Revolving Credit Facility	450.0	—	284.6	*	—	—	—
Five-Year Revolving Credit Facility	—	—	—		375.0	—	375.0
Other Facilities	0.8	—	0.8		0.8	—	0.8

	$700.8	$—	$535.4		$875.8	$—	$715.7
Uncommitted
International	$738.1	$67.8	$670.3		$744.8	$69.8	$675.0

*	Amount available is reduced by $165.4 of letters of credit issued under the Three-Year Revolving Credit Facility at December 31, 2004.

**	Amount available is reduced by $160.1 of letters of credit issued under the 364-Day Revolving Credit Facility at December 31, 2003.
      Our primary bank credit agreements are two credit facilities, a 364-day revolving credit facility (“364-Day Revolving Credit Facility”) and a three-year revolving credit facility (“Three-Year Revolving Credit Facility” and, together with the 364-Day Revolving Credit Facility, the “Revolving Credit Facilities”). These facilities have been modified three times through waivers and amendments executed as of September 29, 2004, March 31, 2005 and June 22, 2005, and the Three-Year Revolving Credit Facility was amended as of September 27, 2005. The amendment executed on September 29, 2004 only modified the definition of EBITDA. The March 31, June 22, and September 27, 2005 waivers and amendments are discussed in more detail below. We have been in compliance with all covenants under our Revolving Credit Facilities, as amended or waived from time to time.
      Upon the expiration of our existing 364-Day Revolving Credit Facility on May 10, 2004, we entered into a new 364-Day Revolving Credit Facility with a syndicate of banks which expired on May 9, 2005, and provided for borrowings of up to $250.0. The May 9, 2005 expiration date was extended to July 11, 2005 and then to September 30, 2005, as a result of the March 31, 2005 and June 22, 2005 waivers and amendments to the 364-Day Revolving Credit Facility, respectively. We will allow the 364-Day Revolving Credit Facility to lapse on September 30, 2005. On May 10, 2004, we replaced our five-year revolving credit facility with the new Three-Year Revolving Credit Facility. The Three-Year Revolving Credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
Facility expires on May 9, 2007 and provides for borrowings of up to $450.0, of which $200.0 is available for the issuance of letters of credit. We reduced the aggregate commitment levels by $175.0 in the Revolving Credit Facilities as compared to the previous revolving credit facilities due to the availability of other sources of liquidity and cash on hand.
      Borrowings under the Revolving Credit Facilities are unsecured. Outstanding balances bear interest at variable rates based on either LIBOR or a bank’s base rate, at our option. The interest rates on LIBOR loans and base rate loans under the Revolving Credit Facilities are affected by the facilities’ utilization levels and our credit ratings.
      The terms of the Revolving Credit Facilities restrict our ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of our domestic subsidiaries to incur additional unsecured debt in the ordinary course of business in excess of $25.0. The original terms of the Revolving Credit Facilities limit annual cash consideration paid for acquisitions to $100.0 in the aggregate for any calendar year, provided that amounts unused in any year may be rolled over to the following years, but may not exceed $250.0 in any calendar year. Annual common stock buybacks and dividend payments on our capital stock are limited to $95.0 in the aggregate for any calendar year, of which $45.0 may be used for dividend payments on our convertible preferred stock and $50.0 may be used for dividend payments on our capital stock (including common stock) and for common stock buybacks. Any unused portion of the permitted amount of $50.0 may be rolled over into successive years; provided that the payments in any calendar year may not exceed $125.0 in the aggregate. Our permitted level of annual capital expenditures is limited to $225.0, provided that amounts unused in any year up to $50.0 may be rolled over to the next year. These terms were subsequently modified with three amendments made to the Revolving Credit Facilities on March 31, June 22 and September 27, 2005.
      The March 31, 2005 waiver and amendment to the Revolving Credit Facilities, among other things, (i) required us to maintain an ending balance of $225.0 of cash in domestic accounts with our lenders for the seven days preceding a borrowing, (ii) restricted cash consideration paid for acquisitions to less than $5.0 for the period between March 31, 2005 and July 11, 2005, and (iii) restricted our ability to make certain restricted payments such as dividends until July 11, 2005 to paying dividends on our preferred stock and repurchasing capital stock in connection with employees’ exercise of options.
      The June 22, 2005 waiver and amendment to the Revolving Credit Facilities, among other things, (i) required us to maintain a daily ending balance of $225.0 of cash and securities in domestic accounts with our lenders, (ii) restricted our ability to make cash acquisitions in excess of $7.5 in the aggregate until September 30, 2005, and (iii) restricted our ability to make certain restricted payments such as dividends until September 30, 2005 to paying dividends on our preferred stock and repurchasing capital stock in connection with employees’ exercise of options.
      The terms of the September 27, 2005 amendment to the Three-Year Revolving Credit Facility do not permit us: (i) to make cash acquisitions in excess of $50.0 until October 2006, or thereafter in excess of $50.0 until expiration of the agreement in May 2007, subject to increases equal to the net cash proceeds received during the applicable period from any disposition of assets; (ii) to make capital expenditures in excess of $210.0 annually; (iii) to repurchase or to declare or pay dividends on our capital stock (except for any convertible preferred stock, convertible trust preferred instrument or similar security, which includes our outstanding 5.40% Series A Mandatory Convertible Preferred), except that we may repurchase our capital stock in connection with the exercise of options by our employees or with proceeds contemporaneously received from an issue of new shares of our capital stock; and (iv) to incur new debt at our subsidiaries, other than unsecured debt incurred in the ordinary course of business, which may not exceed $10.0 in the aggregate with respect to our US subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The original terms of the Revolving Credit Facilities also included certain financial covenants that set:

(i) debt to EBITDA ratio of not greater than 3.25 to 1;

(ii) minimum levels of EBITDA of not less than $750.0; and

(iii) interest coverage ratio of not less than 3.75 to 1 for the period of four fiscal quarters then ended.
      The March 31, 2005 amendment modified the financial covenants to the Revolving Credit Facilities and set:

(i) debt to EBITDA ratio of not greater than 4.25 to 1;

(ii) minimum levels of EBITDA of not less than $550.0; and

(iii) interest coverage ratio of not less than 3.0 to 1 for the four fiscal quarters ended December 31, 2004.
      The June 22, 2005 amendment modified the financial covenants to the Revolving Credit Facilities and set:

(i) debt to EBITDA ratios as of the end of the fiscal quarter ended December 31, 2004, at a ratio of not greater than 4.25 to 1, as of the end of the fiscal quarter ended March 31, 2005, at a ratio of not greater than 4.8 to 1, as of the end of the fiscal quarter ended June 30, 2005, at a ratio of not greater than 5.65 to 1, and as of the end of each fiscal quarter thereafter, at a ratio of not greater than 3.25 to 1;

(ii) minimum levels of EBITDA for the period of four fiscal quarters ended December 31, 2004 of not less than $550.0, for the period of four fiscal quarters ended March 31, 2005, of not less than $470.0, for the period of four fiscal quarters ended June 30, 2005, of not less than $400.0 and thereafter for each period of four fiscal quarters then ended of not less than $750.0; and

(iii) interest coverage ratios as of the end of the fiscal quarter ended December 31, 2004, at a ratio of not less than 3.0 to 1, as of the end of the fiscal quarter ended March 31, 2005, at a ratio of not less than 2.4 to 1, as of the end of the fiscal quarter ended June 30, 2005, at a ratio of not less than 2.0 to 1 and as of the end of each fiscal quarter thereafter, at a ratio of not less than 3.75 to 1.
      Our Three-Year Revolving Credit Facility was amended and restated as of September 27, 2005. The effectiveness of the amended Three-Year Revolving Credit Facility is subject to certain conditions as described below. The September 27, 2005 amendment to the Three-Year Revolving Credit Facility also sets forth revised financial covenants. These require that, as of the fiscal quarter ended September 30, 2005 and each fiscal quarter thereafter, we maintain:

(i) an interest coverage ratio of not less than that set forth opposite the corresponding quarter in the table below:

Fiscal Quarter Ending	Ratio

September 30, 2005	2.15 to 1
December 31, 2005	1.75 to 1
March 31, 2006	1.85 to 1
June 30, 2006	1.45 to 1
September 30, 2006	1.75 to 1
December 31, 2006	2.15 to 1
March 31, 2007	2.50 to 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

(ii) a debt to EBITDA ratio of not greater than that set forth opposite the corresponding quarter in the table below:

Fiscal Quarter Ending	Ratio

September 30, 2005	5.20 to 1
December 31, 2005	6.30 to 1
March 31, 2006	5.65 to 1
June 30, 2006	6.65 to 1
September 30, 2006	5.15 to 1
December 31, 2006	4.15 to 1
March 31, 2007	3.90 to 1

(iii) minimum levels of EBITDA for the four fiscal quarters ended of not less than that set forth opposite the corresponding quarter in the table below:

Four Fiscal Quarters Ending	Amount

September 30, 2005	$435.0
December 31, 2005	$360.0
March 31, 2006	$400.0
June 30, 2006	$340.0
September 30, 2006	$440.0
December 31, 2006	$545.0
March 31, 2007	$585.0
      The terms used in these ratios, including EBITDA, interest coverage and debt, are subject to specific definitions set forth in the agreement. Under the definition set forth in the amended Three-Year Revolving Credit Facility, EBITDA is determined by adding to net income or loss the following items: interest expense, income tax expense, depreciation expense, amortization expense, and certain specified cash payments and non-cash charges subject to limitations on time and amount set forth in the agreement. Based on our forcast, we expect to be in compliance with all covenants under our Three-Year Revolving Credit Facility, as amended and restated for the next twelve months.
      Before agreeing to the amendments, the lenders reviewed preliminary drafts of the Consolidated Financial Statements included in this Annual Report and in our quarterly reports on Form 10-Q for the first two quarters of 2005. One condition to effectiveness of the amendments is that we have not received, on or before October 4, 2005, notice from the lenders that have a majority in amount of the revolving credit commitments, that the Consolidated Financial Statements in this Annual Report and our quarterly reports, and the financial data contained in the notes thereto, are not substantially similar to the preliminary consolidated financial statements we provided to them. If we receive such a notice, the amended agreement will not become effective. In that event, we will continue to be subject to the financial covenants that were previously applicable under the Three-Year Revolving Credit Facility, as amended in June 2005 with respect to periods through the second quarter of 2005. We were in compliance with those covenants through June 30, 2005, but there can be no assurance that we will be in compliance when we report financial information the third quarter of 2005.

Note 12:	Convertible Preferred Stock
      On December 16, 2003, we sold 25.8 shares of common stock and issued 7.5 shares of Preferred Stock. The total net proceeds received from the concurrent offerings were approximately $693.0. The Preferred Stock carries a dividend yield of 5.375%. On the automatic conversion date in December, 2006,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
each share of the Preferred Stock will convert, subject to adjustment, to between 3.0358 and 3.7037 shares of common stock, depending on the then-current market price of our common stock, representing a conversion premium of approximately 22% over the stock offering price of $13.50 per share. Under certain circumstances, the Preferred Stock may be converted prior to maturity at our option or at the option of the holders. The common and preferred stock were issued under our existing shelf registration statement.
      We are required to pay annual dividends on each share of the Series A Mandatory Convertible Preferred Stock in the amount of $2.6875 in quarterly installments on March 15th, June 15th, September 15th and December 15th. Dividends are cumulative from the date of issuance and are payable on each payment date to the extent that dividends are not restricted under our credit facilities and assets are legally available to pay dividends.
      In addition to the stated annual dividend, if at any time on or before December 2006, we pay a cash dividend on our common stock, the holders of Preferred Stock participate in such distributions via adjustments to the conversion ratio, thereby increasing the number of common shares into which the Preferred Stock will ultimately convert.

Note 13:	Incentive Plans
      We issue stock and cash based incentive awards to our employees under a plan established by the Compensation Committee of the Board of Directors and approved by our shareholders. Common stock may be granted under the current plan, up to a maximum 4.5 shares for stock options and 14.0 shares for awards other than stock options, however there are limits as to the number of shares available for certain awards and to any one participant. At December 31, 2004, there were 2.9 shares for stock options and 9.1 shares for awards other than stock options that were available under the plan. During the year ended December 31, 2004, the expiration of unexercised options and forfeitures of shares for awards other than stock options previously granted under old plans resulted in an additional 2.8 shares available to be issued under the new plan.
Stock Options
      Stock options are granted at the fair market value of our common stock on the date of grant and are generally exercisable between two and five years after the date of grant and expire ten years from the grant date.
      Following is a summary of stock option transactions during the three-year period ended December 31:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Stock options, beginning of year	41.9	$26.60	42.3	$29.35	38.3	$28.82
Options granted	2.2	$14.14	6.4	$10.60	7.8	$26.43
Options exercised	(0.7)	$10.64	(0.1)	$10.49	(2.8)	$14.24
Options cancelled, forfeited and expired	(3.9)	$25.40	(6.7)	$29.23	(1.0)	$28.78

Stock options, end of year	39.5	$26.36	41.9	$26.60	42.3	$29.35

Options exercisable at year-end	21.1	$28.94	20.8	$27.49	19.8	$25.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

	Number of	Weighted-		Number of
	Options	Average	Weighted-	Options	Weighted-
	Outstanding at	Remaining	Average	Exercisable	Average
	12/31/04	Contractual Life	Exercise Price	at 12/31/04	Exercise Price

Range of Exercise Prices
$ 9.64 to $14.99	8.9	7.71	$11.57	1.1	$12.15
$15.00 to $24.99	6.8	3.12	$17.85	5.9	$17.84
$25.00 to $34.99	13.3	5.43	$30.33	7.1	$31.03
$35.00 to $56.28	10.5	5.55	$39.44	7.0	$38.94

	39.5			21.1

Exercisable at December 31, 2004 through:
December 31, 2005				0.8	$11.94
December 31, 2006				3.0	$15.93
December 31, 2007				1.5	$18.93
December 31, 2008				6.3	$30.82
December 31, 2009				2.9	$34.61
December 31, 2010				3.4	$38.49
December 31, 2011				2.7	$33.35
December 31, 2012				0.4	$15.92
December 31, 2013				0.1	$9.64

Total				21.1	$28.94

Restricted Stock
      Restricted stock is granted to certain key employees and is subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The vesting period is generally two to five years. No monetary consideration is paid by a recipient for a restricted stock award and the fair value of the shares on the grant date is amortized over the vesting period. At December 31, 2004 and 2003, there were 7.5 and 5.5 shares of restricted stock outstanding, respectively. During 2004, 2003 and 2002, we awarded 4.1 shares, 0.5 shares and 1.5 shares of restricted stock with a weighted-average grant date fair value of $13.72, $11.51 and $29.11, respectively. The expense recorded for restricted stock awards in 2004, 2003 and 2002 was $37.6, $38.8 and $50.0, respectively.
Restricted Stock Units
      Restricted stock units are granted to employees and generally vest in three years. The grantee is entitled to receive a payment in cash or in shares of common stock based on the fair market value of the corresponding number of shares of common stock upon completion of the vesting period. The holder of restricted stock units has no ownership interest in the underlying shares of common stock until the restricted stock units vest and the shares of common stock are issued. During 2004, we awarded 1.0 shares of restricted stock units with a weighted-average grant date fair value of $13.41. Restricted stock units were first issued in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
Performance Units
      Before December 2003, performance units had been awarded to certain key employees. The payout for these performance units was contingent upon the annual growth in profits (as defined) over the performance periods. The awards are generally paid in cash. The projected value of these units is accrued and charged to expense over the performance period. We expensed approximately $12.1, $19.7 and $15.0 in 2004, 2003 and 2002, respectively. In December 2003, the Compensation Committee terminated the existing Performance Units Plan. Final payments under this plan totaling approximately $29.4 are expected to be made over 2005 and 2006.

Note 14:	Employee Benefits
Pension Plans
      Through March 31, 1998, we had a defined benefit plan (“Domestic Plan”) which covered substantially all regular domestic employees. In 1992, the Domestic Plan was amended to offer new plan participants a cash balance benefit as opposed to a career pay benefit which was the previous plan formula prior to the amendment. Under this arrangement, participants were credited with an annual allocation of their compensation, ranging from 1.5% to 5.0%, based on the participant’s age and years of service. For pre-1992 participants, the benefit is the greater of the cash balance account or the career pay formula benefit. Under the career pay formula, annual accruals were earned based on 1.0% of compensation up to $15,000 plus 1.3% of compensation above $15,000. Participants are eligible to receive their benefit in the form of a lump sum payment or as an annuity. Effective April 1, 1998, plan participation and benefit accruals for this Domestic Plan were frozen and participants with five or less years of service became fully vested. As of December 31, 2004, there were approximately 5,000 participants in the Domestic Plan.
      Participants with five or more years of participation in the Domestic Plan as of March 31, 1998 retained their vested balances in the Domestic Plan and also became eligible for payments under a new compensation arrangement (see the Supplemental Compensation Plan described below).
      One of our agencies has an additional domestic plan covering approximately 200 employees. This plan is frozen to new participants.
      We also have numerous foreign pension plans in which benefits are based primarily on years of service and employee compensation. It is our policy to fund these plans in accordance with local laws and income tax regulations.
      The primary investment goal for our plan assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best meet this objective.
      For the Domestic Plan, we develop the long-term rate of return assumptions which we use to model and determine overall asset allocations. Our outside advisors make recommendations regarding asset class allocations and assumptions, which are then subject to review, modification and approval by the Treasurer and Finance Committee. Expected return on plan assets is based on a combination of historical returns, current market conditions and capital market forecasts. Factors included in the analysis of returns include historical trends of asset class index returns over various market cycles and economic conditions.
      Most of the foreign plan assets are part of the UK Pension Plan. The UK Pension Plan’s statement of investment principles specifies benchmark allocations by asset category for each investment manager employed, with specified ranges around the central benchmark allocation. The remainder of the foreign assets is invested predominantly in equity securities based on local managements’ assessment of market conditions. The expected rate of return on foreign plan assets was determined, based on actuarial advice,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
by a process that takes the current long-term rates of return available on government bonds and applies to these rates suitable risk premiums that take account of available historical market returns and current market expectations.
Postretirement Benefit Plans
      Some of our subsidiaries provide postretirement health and life insurance benefits to eligible employees who were hired as of a certain date. For domestic employees to be eligible for postretirement health benefits, an employee had to be hired prior to January 1, 1988. To be eligible for life insurance, an employee had to be hired prior to December 1, 1961. Additionally, certain domestic employees of the former True North Communications companies acquired in June 2001 are eligible for postretirement health and life insurance benefits.
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We believe that benefits provided to certain participants will be at least actuarially equivalent to Medicare Part D, and, accordingly, we will be entitled to a subsidy. As described in Note 1, we adopted FSP 106-2 prospectively from July 1, 2004. The expected subsidy reduced the accumulated postretirement benefit obligation (“APBO”) by $5.0, and the net periodic cost by $0.3, as compared with the amount calculated without considering the effects of the subsidy.
Pension and Postretirement Net Periodic Cost
      We use a measurement date of December 31 for all material plans. The following table identifies the components of net periodic cost for the Domestic Plan, for the principal foreign pension plans, and for the post retirement plans.

	Domestic Pension Plans			Foreign Pension Plans			Postretirement Benefits
For the Years Ended
December 31,	2004	2003	2002	2004	2003	2002	2004	2003	2002

		(Restated)	(Restated)		(Restated)	(Restated)		(Restated)	(Restated)
Service cost for benefits earned	$0.7	$0.7	$0.7	$17.1	$15.6	$11.1	$0.4	$0.6	$0.7
Interest accrued on benefit obligation	8.7	9.7	10.1	18.1	14.7	11.7	3.9	3.1	3.5
Expected return on plan assets	(9.9)	(7.3)	(9.6)	(11.6)	(9.0)	(9.8)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	1.4	0.5	0.2	0.2	0.1
Prior service cost	(0.1)	(0.2)	(0.3)	—	0.1	0.5	—	—	—
Unrecognized actuarial losses (gains)	4.1	6.1	3.3	4.9	3.5	0.3	0.4	(0.1)	—

Net periodic cost	$3.5	$9.0	$4.2	$28.5	$26.3	$14.3	$4.9	$3.8	$4.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
     The weighted-average assumptions used to determine the net periodic cost are as follows:

	Domestic Pension Plans			Foreign Pension Plans			Postretirement Benefits

For the Years Ended December 31,	2004	2003	2002	2004	2003	2002	2004	2003	2002

Discount rate	6.15%	6.60%	7.10%	5.20%	5.40%	5.70%	6.25%	6.75%	7.25%
Rate of compensation increase	N/A	N/A	N/A	3.50%	3.10%	3.20%	N/A	N/A	N/A
Expected return on plan assets	8.65%	8.65%	8.90%	6.35%	6.50%	6.90%	N/A	N/A	N/A
Pension and Postretirement Benefit Obligation
      We use a measurement date of December 31 for all material plans. The change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the Domestic Plan, principal foreign pension plans, and postretirement plans are as follows:

	Domestic Pension				Postretirement
	Plans		Foreign Pension Plans		Benefits

For the Years Ended December 31,	2004	2003	2004	2003	2004	2003

		(Restated)		(Restated)		(Restated)
Change in projected benefit obligation
Projected benefit obligation at January 1	$154.8	$164.5	$356.6	$276.3	$62.1	$52.0
Service cost	0.7	0.7	17.1	15.6	0.4	0.6
Interest cost	8.7	9.7	18.1	14.7	3.9	3.1
Benefits paid	(14.2)	(14.8)	(16.3)	(17.4)	(7.0)	(6.1)
Plan participant contributions	—	—	2.7	2.4	1.3	1.1
Plan amendments	—	0.4	—	—	—	—
Actuarial losses	17.6	7.8	38.8	21.2	11.5	15.0
Foreign currency effect	—	—	28.8	40.7	—	—
Discontinued operations — NFO	—	(13.5)	—	—	—	(3.6)
Other	—	—	1.7	3.1	—	—

Projected benefit obligation at December 31	$167.6	$154.8	$447.5	$356.6	$72.2	$62.1

Change in fair value of plan assets
Fair value of plan assets at January 1	$93.6	$97.9	$179.0	$136.4	$—	$—
Actual return on plan assets	7.7	15.3	20.7	23.8	—	—
Employer contributions	32.1	1.8	15.1	18.5	5.7	5.0
Plan participant contributions	—	—	2.7	2.4	1.3	1.1
Benefits paid	(14.2)	(14.8)	(16.3)	(17.4)	(7.0)	(6.1)
Foreign currency effect	—	—	13.1	15.1	—	—
Discontinued operations — NFO	—	(6.6)	—	—	—	—
Other	—	—	(0.7)	0.2	—	—

Fair value of plan assets at December 31	$119.2	$93.6	$213.6	$179.0	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Domestic Pension				Postretirement
	Plans		Foreign Pension Plans		Benefits

For the Years Ended December 31,	2004	2003	2004	2003	2004	2003

		(Restated)		(Restated)		(Restated)
Reconciliation of funded status to total amount recognized
Funded status of the plans	$(48.4)	$(61.2)	$(233.9)	$(177.6)	$(72.2)	$(62.1)
Unrecognized net actuarial losses	78.4	62.8	112.4	77.3	21.0	10.1
Unrecognized prior service cost	0.3	0.2	0.4	0.4	—	—
Unrecognized transition cost	—	—	3.2	3.3	1.2	1.4

Net asset (liability) recognized	$30.3	$1.8	$(117.9)	$(96.6)	$(50.0)	$(50.6)

Amounts recognized in consolidated balance sheet
Accrued benefit liability	$(43.9)	$(57.6)	$(201.1)	$(150.4)	$(50.0)	$(50.6)
Intangible asset	0.3	0.4	2.9	3.0	—	—
Currency translation adjustment	—	—	0.7	5.1	—	—
Accumulated other comprehensive income	73.9	59.0	79.6	45.7	—	—

Net asset (liability) recognized	$30.3	$1.8	$(117.9)	$(96.6)	$(50.0)	$(50.6)

Accumulated benefit obligation	$163.1	$151.3	$411.2	$319.9

      Differences between the aggregate balance sheet amounts listed above and the totals reported in our Consolidated Balance Sheet and our Consolidated Statement of Stockholders’ Equity and Comprehensive Income relate to the non-material foreign plans.
      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for domestic pension plans with accumulated benefit obligations in excess of plan assets were $167.6, $163.1 and 119.2, respectively, at December 31, 2004 and $154.8, $151.3 and $93.6, respectively, at December 31, 2003.
      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for foreign pension plans with accumulated benefit obligations in excess of plan assets were $445.3, $409.0 and $211.3, respectively, at December 31, 2004 and $354.8, $318.1 and $177.2, respectively, at December 31, 2003. The countries where such plans reside in include the United Kingdom, Germany and Japan.
      The weighted-average assumptions used in determining the actuarial present value of our benefit obligations are as follows:

	Domestic Pension		Foreign Pension		Postretirement
	Plans		Plans		Benefits

At December 31,	2004	2003	2004	2003	2004	2003

Discount rate	5.45%	6.15%	5.00%	5.35%	5.50%	6.25%
Rate of compensation increase	N/A	N/A	3.55%	3.50%	N/A	N/A
Healthcare cost trend rate assumed for next year Initial rate (weighted-average)					9.00%	9.50%
Year ultimate rate is reached					2012	2012
Ultimate rate					5.50%	5.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
Asset Allocation
      As of December 31, 2004, our domestic and foreign (primarily the UK) pension plan target asset allocations for 2005, as well as the actual asset allocations at December 31, 2004 and 2003, are as follows:

			Plan Assets at December 31,

	2005 Target
	Allocation		Domestic		Foreign

Asset category	Domestic	Foreign	2004	2003	2004	2003

Equity securities	50%	73%	54%	61%	73%	73%
Fixed income	25%	21%	21%	14%	18%	18%
Real estate	10%	4%	6%	10%	4%	4%
Other	15%	2%	19%	15%	5%	5%

Total	100%	100%	100%	100%	100%	100%

      The aggregate amount of our own stock shares held as investment for our pension funds would be considered negligible relative to the total fund assets.
Healthcare Cost Trend
      Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement health and life insurance plans. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect of a one percentage point change in assumed healthcare cost trend
-on total service and interest cost components	$0.2	$(0.2)
-on postretirement benefit obligation	$3.3	$(3.2)
Cash Flows

Contributions
      For 2005, we do not expect to make any contributions to fund our postretirement benefits plan or our Domestic Pension Plans, but do expect to contribute $24.3 to our foreign plans. We made contributions of $30.0 to fund our principal domestic retirement plan in 2004.

Estimated Future Payments
      The following estimated future payments, which reflect future service, as appropriate, are expected to be paid in the years indicated:

	Domestic	Foreign	Postretirement
Years	Pension Plans	Pension Plans	Benefits

2005	$15.3	$14.2	$6.2
2006	$11.1	$14.2	$6.2
2007	$10.9	$16.4	$6.3
2008	$10.8	$14.9	$6.3
2009	$10.5	$22.5	$6.4
2010-2014	$53.3	$92.5	$31.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The expected benefit payments for our postretirement benefit plans are before any estimated federal subsidies expected to be received under the Act. Federal subsidies are estimated to range from $0 in 2005, to $0.7 in 2009 and are estimated to be $3.2 for the period 2010-2014. For the Domestic Pension Plans, the cash outflow for 2005 assumes that all previously terminated vested employees eligible for a payment elect the lump sum payment option.
Supplemental Compensation Plan
      As discussed above, participants with five or more years of participation in the Domestic Plan as of March 31, 1998 became eligible for payments under the Supplemental Compensation Plan. Under the Supplemental Compensation Plan, each participant is eligible for an annual allocation, which approximates the projected discontinued pension benefit accrual (formerly made under the cash balance formula in the Domestic Plan) plus interest, while they continue to work for us. Participants in active service are eligible to receive up to ten years of allocations coinciding with the number of years of plan participation in the Domestic Plans as of March 31, 1998. After five years of plan participation, a participant starts to receive an annual cash payment equal to 50% of the accumulated plan balance. Participants must be employed with us as of the scheduled payment date to receive a payment. However, a participant is entitled to 100% of the accumulated plan balance at termination of employment if certain age and service requirements are met. Payments began in 2003 and are scheduled to end in 2008. As of December 31, 2004 and 2003, the Supplemental Compensation Plan liability recorded on our Consolidated Balance Sheet was approximately $9.7 and $8.8, respectively. Amounts expensed for the Supplemental Compensation Plan in 2004, 2003, and 2002 were $5.4, $3.4 and $3.4, respectively.
Savings Plan
      We sponsor a defined contribution plan (“Savings Plan”) that covers substantially all domestic employees. The Savings Plan permits participants to make contributions on a pre-tax and/or after-tax basis. The Savings Plan allows participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. We contributed $28.0, $26.9 and $27.1 to the Savings Plan in 2004, 2003 and 2002, respectively.
Deferred Compensation and Benefit Arrangements
      We have deferred compensation arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation, or (ii) result in us contributing an amount to the participant’s account. The arrangements typically provide that the participant will receive the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service or upon retirement or termination. As of December 31, 2004 and 2003, the deferred compensation liability balance recorded on our Consolidated Balance Sheet was approximately $159.8 and $152.3, respectively. Amounts expensed for deferred compensation arrangements in 2004, 2003, and 2002 were $6.3, $5.0 and $7.5, respectively.
      Additionally, we have deferred benefit arrangements with certain key officers and employees which provide participants with an annual payment, payable when the participant attains a certain age and after the participant’s employment has terminated. The deferred benefit arrangement liability recorded on our Consolidated Balance Sheet at December 31, 2004 and 2003 was approximately $128.3 and $116.6, respectively. Amounts expensed for deferred benefit arrangements in 2004, 2003, and 2002 were $17.1, $12.7 and $23.0, respectively.
      We have purchased life insurance policies on participants’ lives to assist in the funding of the related deferred benefit liability. As of December 31, 2004 and 2003, the cash surrender value of these policies was approximately $141.4 and $137.0, respectively. In addition to the life insurance policies, certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
investments are held for the purpose of paying the deferred compensation liability. These investments, along with the life insurance policies, are held in a separate trust and are restricted for the purpose of paying the deferred compensation liability. As of December 31, 2004 and 2003, the value of such restricted assets was approximately $80.4 and $87.9, respectively. The cash surrender value of the policies and the investments in the trust are included in Other Assets on our Consolidated Balance Sheet.
Employee Stock Purchase Plan
      Under the ESPP, employees may purchase our common stock through payroll deductions not exceeding 10% of their compensation. The price an employee pays for a share of stock under the ESPP is 85% of the average market price on the last business day of each month. In 2004, 2003 and 2002, we issued 0.7 shares, 0.9 shares and 0.9 shares, respectively, purchased by employees under the ESPP. An additional 11.7 shares were reserved for issuance under the ESPP at December 31, 2004. Shares issued to employees under the ESPP have no impact on the Consolidated Statement of Operations. See Note 1 for further discussion of SFAS No. 123R.

Note 15:	Accumulated Other Comprehensive Loss
      Comprehensive income (loss) is included on the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (loss). Accumulated other comprehensive loss, net of tax, is reflected in the Consolidated Balance Sheet as follows:

	December 31,

	2004	2003	2002

		(Restated)	(Restated)
Foreign currency translation adjustment	$(145.8)	$(197.3)	$(319.3)
Adjustment for minimum pension liability	(112.8)	(65.2)	(69.2)
Unrealized holding gain (loss) on securities	10.0	3.4	(6.7)

Accumulated other comprehensive loss, net of tax	$(248.6)	$(259.1)	$(395.2)

Note 16:	Derivative and Hedging Instruments
      We periodically enter into interest rate swap agreements and forward contracts to manage exposure to interest rate fluctuations and to mitigate foreign exchange volatility.
Interest Rate Swaps
      During the fourth quarter of 2004, we executed three interest rate swaps which synthetically converted $350.0 of fixed rate debt to floating rates, to hedge a portion of our floating rate exposure on our cash investments. The interest rate swaps effectively converted the $350.0, 6.25% Senior Unsecured Notes due November 2014 to floating rate debt and mature on the same day the debt is due. As of December 31, 2004, the floating rate was approximately 4.2%. Under the terms of the interest rate swap agreement we pay a floating interest rate, based on one-month LIBOR plus an average spread of 176.6 basis points, and receive the fixed interest rate of the underlying bond being hedged. Fair value adjustments decreased the carrying amount of our debt outstanding at December 31, 2004 by approximately $1.7.
      In January 2005, we executed an interest rate swap which synthetically converted an additional $150.0 of fixed rate debt to floating rates. The interest rate swap effectively converted $150.0 of the $500.0, 7.25% Senior Unsecured Notes due August 2011 to floating rate debt and matures on the same day the debt is due. Under the terms of the interest rate swap agreement we pay a floating interest rate, based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
one-month LIBOR plus a spread of 297.0 basis points, and receive the fixed interest rate of the underlying bond being hedged.
      We account for interest rate swaps related to our existing long-term debt as fair value hedges. As a result, the incremental interest payments or receipts from the swaps will be recorded as adjustments to interest expense in the Consolidated Statement of Operations. The interest rate swaps settle on the underlying bond interest payment dates until maturity. There is no assumed hedge ineffectiveness as the interest rate swap terms match the terms of the hedged bond.
      On May 25, 2005, we terminated all of our long-term interest rate swap agreements covering the $350.0, 6.25% Notes due November 2014 and $150.0 of the $500.0, 7.25% Notes due August 2011. In connection with the interest rate swap termination, our net cash receipts were approximately $1.1, which will be recorded as an offset to interest expense over the remaining life of the related debt.
      As of December 31, 2003, we had no outstanding interest rate swap agreements.
Forward Contracts
      We have entered into foreign currency transactions in which various foreign currencies are bought or sold forward. These contracts were entered into to meet currency requirements arising from specific transactions. The changes in value of these forward contracts were reflected in our Consolidated Statement of Operations. As of December 31, 2004 and 2003, we had contracts covering approximately $1.8 and $2.4, respectively, of notional amount of currency and the fair value of the forward contracts was negligible.
Other
      The terms of the 4.50% Convertible Senior Notes include two embedded derivative instruments. The fair value of the two derivatives on December 31, 2004 was negligible.
      As discussed in Note 4, we have entered into various put and call options related to acquisitions. The exercise price of such options is generally based upon the achievement of projected operating performance targets and approximates fair value.

Note 17:	Financial Instruments
      The following table presents the carrying amounts and fair values of our financial instruments at December 31, 2004 and 2003. The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated their respective fair values at December 31, 2004 and 2003.

	December 31,

	2004		2003

	Book Value	Fair Value	Book Value	Fair Value

			(Restated)
Investment securities:
— Marketable securities	$420.0	$420.0	$195.1	$195.1
— Cost investments	121.6	121.6	126.7	126.7
— Other investments	47.1	47.1	120.1	120.1
Long-term debt	(2,152.0)	(2,447.0)	(2,403.7)	(2,882.6)
Financial commitments:
— Other forward contracts	(4.0)	(4.0)	(3.1)	(3.1)
— Put option obligations	(10.1)	(10.1)	(9.3)	(9.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
Investment Securities
      Marketable securities consisted primarily of available-for-sale equity securities that are publicly traded and have been reported at fair value with net unrealized gains and losses reported as a component of other comprehensive income. Cost investments consisted primarily of non-public available-for-sale equity securities accounted for under the cost method. Other investments consisted primarily of investments in unconsolidated affiliated companies accounted for under the equity method and have been carried at cost, which approximates fair value. The estimated fair values of financial assets have been determined using available market information and appropriate valuation methodologies. Judgment is required in interpreting market information to develop the estimated fair value amounts, and accordingly, changes in assumptions and valuation methodologies may affect these amounts. Net unrealized holding gains (losses) of our investments were $10.0, $3.4 and $(6.7) at December 31, 2004, 2003 and 2002, respectively.
Long-Term Debt
      Long-term debt included variable and fixed rate debt as discussed in Note 11. The fair value of our long-term debt instruments was based on market prices for debt instruments with similar terms and maturities. During 2004, we executed three interest rate swaps to hedge a portion of our floating rate debt exposure. The fair value of the interest rate swap agreements was estimated based on quotes from the financial institutions of these instruments and represents the estimated amounts that we would expect to receive or pay to terminate the agreements at the reporting date. Fair value adjustments decreased the carrying value of our debt outstanding at December 31, 2004 by approximately $1.7 as discussed in Note 16.
Financial Commitments
      Financial commitments included other forward contracts and put option obligations. Other forward contracts related primarily to an obligation to repurchase 49% of the minority-owned equity shares of a consolidated subsidiary, valued pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity. Fair value measurement of the obligation was based upon the amount payable as if the forward contract was settled at December 31, 2004 and 2003. Changes in the fair value of the obligation have been recorded as interest expense or income in the Consolidated Statement of Operations. Put option obligations consisted of a written put option representing an obligation to repurchase 40% of the minority-owned equity shares of a consolidated subsidiary, valued pursuant to SFAS No. 150. The put option obligation has been marked-to-market by assessing the fair value of the 40% interest as compared to the amount payable if the put option was exercised at December 31, 2004 and 2003. Changes in the fair value of the put option obligation have been recorded as long-lived asset impairment and other charges in the Consolidated Statement of Operations.

Note 18:	Segment Information
      As of December 31, 2004, we are organized into five global operating divisions and a group of leading stand-alone agencies. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operating divisions are grouped into three reportable segments. The IAN reportable segment is comprised of McCann, FCB, Lowe, Draft and our stand-alone agencies. CMG comprises our second reportable segment. Our third reportable segment is comprised of our Motorsports operations, which was sold during 2004.
      Prior to the fourth quarter of 2004, Lowe and Draft were included in a single global operating division called The Partnership. During the fourth quarter of 2004, The Partnership was dissolved; Lowe and Draft became separate global operating divisions and the remaining agencies previously included in the Partnership became stand-alone agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      As of December 31, 2003, we had an additional global operating division, The Sports & Entertainment Group (“SEG”). SEG included Octagon, Jack Morton and certain other businesses. During the second quarter of 2004, SEG was disbanded and its component parts were either reallocated to one of the then four global operating divisions or became a stand-alone agency. During the fourth quarter of 2004, we re-organized our CMG segment to include Octagon and Jack Morton. Prior year information has been restated to reflect the current year segment structure. Future changes to our organizational structure may result in changes to the reportable segment disclosure.
      Within the IAN segment, McCann, FCB, Lowe, Draft and our stand-alone agencies provide a comprehensive array of global communications and marketing services, each offering a distinctive range of solutions for our clients. Our leading stand-alone agencies, including Deutsch, Campbell-Ewald, Hill Holliday, and The Martin Agency, provide a full range of advertising, marketing communications services and/or marketing services and partner with our global operating divisions as needed. Each of IAN’s operating divisions share economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. The annual margins of each of the operating divisions may vary due to global economic conditions, client spending and specific circumstances such as our restructuring activities. However, based on the respective future prospects of the operating divisions, we believe that the long-term average gross margin of each of these divisions will converge over time and, given the similarity of their operations, they have been aggregated into a single reportable segment. IAN also includes our media agencies, Initiative Media and MAGNA Global which are part of our leading stand-alone agencies, and Universal McCann which is part of McCann. Our media offering creates integrated communications solutions, with services that cover the full spectrum of communication needs, including channel strategy, planning and buying, consulting, production, and post-campaign analysis.
      CMG, which includes Weber Shandwick, FutureBrand, DeVries, Golin Harris, Jack Morton, and Octagon Worldwide (“Octagon”), provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity and strategic marketing consulting. CMG shares some similarities to other service lines offered by IAN, however, on a stand-alone basis, its economic characteristics and expected margin performance are sufficiently different to support CMG as a separate reportable segment. Specifically, CMG’s businesses, on an aggregate basis, have a higher proportion of arrangements for which it acts as principal, have a greater proportion of non-global clients and have slightly lower margins.
      During 2004, we exited our Motorsports business, which owned and operated venue-based motorsports businesses. Motorsports had its own management structure and reported to senior management on the basis of this structure. Motorsports derived revenue from ticket sales and rentals of its various owned and leased tracks. Generally the cost structure of Motorsports was based on direct operating costs, as opposed to pass through costs that characterize the rest of the businesses. Accordingly, Motorsports had different economic characteristics and was reflected as its own reportable segment. Other than the recording of long-lived asset impairment and contract termination costs, the operating results of Motorsports during 2004 were not material, and therefore not discussed in detail.
      The profitability measure employed by our chief operating decision makers for allocating resources to operating divisions and assessing operating division performance is operating profit. For this purpose, amounts reported as segment operating profit exclude the impact of restructuring and impairment charges, as we do not consider these charges when assessing operating division performance or when allocating resources. The impact of restructuring and impairment charges to each reporting segment are reported separately in Notes 5 and 8, respectively. Segment profit excludes interest income and expense, debt repayment penalties, investment impairments, litigation charges and other non-operating income. With the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
exception of excluding certain amounts for reportable segment operating profit, all segments follow the same accounting policies as those described in Note 1.
      Certain corporate and other charges are reported as a separate line within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses which are not allocated to operating divisions, as shown in the table below. Salaries and related expenses include salaries, pension, bonus and insurance expenses, including medical and dental, for corporate office employees. Professional fees include costs related to preparation for compliance with the Sarbanes-Oxley Act, cost of restatement efforts financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Rent and depreciation includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Bank fees relates to debt and credit facilities managed by the corporate office. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the weighted average net revenues of the operating unit. The majority of the Corporate cost including most of the costs associated to internal control remediation and compliance are not allocated back to operating segments. The following expenses are included in Corporate and Other:

	For the Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Salaries, benefits and related expenses	$151.2	$129.0	$131.1
Professional fees	143.4	49.8	28.5
Rent and depreciation	38.0	30.5	26.5
Corporate insurance	29.7	26.5	12.5
Bank fees	2.8	1.6	3.7
Other	11.4	9.4	17.7
Expenses allocated to operating divisions	(133.3)	(118.1)	(117.7)

Total corporate and other	$243.2	$128.6	$102.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      Summarized financial information concerning our reportable segments is shown in the following table:

	For the Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Revenue:(1)
IAN	$5,399.2	$5,140.5	$4,994.7
CMG	935.8	942.4	970.8
Motorsports	52.0	78.8	93.6

Consolidated revenue	$6,387.0	$6,161.7	$6,059.1

Segment operating income:
IAN	$577.2	$551.9	$550.7
CMG	83.7	55.7	47.5
Motorsports	(14.0)	(43.6)	(82.2)
Corporate and other	(243.2)	(128.6)	(102.3)

Total segment operating income	$403.7	$435.4	$413.7

Reconciliation to income (loss) before taxes:
Restructuring charges	(62.2)	(172.9)	(7.9)
Long-lived asset impairment and other charges	(435.8)	(294.0)	(130.0)
Interest expense	(172.0)	(207.0)	(158.7)
Debt prepayment penalty	(9.8)	(24.8)	—
Interest income	50.7	39.3	30.6
Investment impairments	(63.4)	(71.5)	(40.3)
Litigation charges	32.5	(127.6)	—
Other income (expense)	(10.7)	50.3	8.3

Income (loss) before income taxes	$(267.0)	$(372.8)	$115.7

Total assets:
IAN	$9,901.0	$9,876.6	$9,137.5
CMG	928.6	998.0	1,193.8
Motorsports	—	61.1	176.0
Corporate and other	1,442.7	1,510.2	1,397.7

Total assets	$12,272.3	$12,445.9	$11,905.0

Depreciation and amortization:
IAN	$146.5	$171.2	$159.2
CMG	22.1	28.5	25.7
Motorsports	—	3.7	8.8
Corporate and other	16.5	13.1	13.1

Total depreciation and amortization	$185.1	$216.5	$206.8

Capital expenditures:
IAN	$133.7	$104.0	$114.7
CMG	27.1	12.3	12.1
Motorsports	—	25.7	36.4
Corporate and other	33.2	17.6	8.2

Total capital expenditures	$194.0	$159.6	$171.4

(1)	Amounts disclosed as revenue from unaffiliated customers include immaterial amounts of intersegment revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      Long-lived assets and revenue are presented below by major geographic area:

	For the Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Long-Lived Assets:
US	$2,721.7	$2,436.2	$2,495.0

International:
UK	296.9	410.8	589.1
All Other Europe	852.5	1,084.7	1,227.0
Asia Pacific	127.7	184.4	189.6
Latin America	139.4	146.0	192.8
Other	223.2	272.8	202.9

Total international	1,639.7	2,098.7	2,401.4
Total consolidated	$4,361.4	$4,534.9	$4,896.4

Revenue:
US	$3,509.2	$3,459.3	$3,478.1

International:
UK	654.1	662.6	666.5
All Other Europe	1,219.3	1,130.5	1,034.0
Asia Pacific	474.7	429.4	397.5
Latin America	240.8	233.3	266.1
Other	288.9	246.6	216.9

Total international	2,877.8	2,702.4	2,581.0

Total consolidated	$6,387.0	$6,161.7	$6,059.1

      Revenue is attributed to geographic areas based on where the services are performed. Property and equipment is allocated based upon physical location. Intangible assets, other assets and investments are allocated based on the location of the related operation.
      Our largest client contributed approximately 7% in 2004, 8% in 2003 and 8% in 2002 to revenue. Our second largest client contributed approximately 3% in 2004, 3% in 2003 and 3% in 2002 to revenue. The IAN segment reported the majority of the revenue for both clients in all periods.

Note 19:	Commitments and Contingencies
Restatement Related Matters
      As a result of the restatement review (discussed more fully in Note 2, the Company has recorded additional liabilities with regard to Vendor Discounts or Credits, Internal Investigations and International Compensation Agreements which amount to $242.3, $114.8 (including $37.5 of additional vendor discounts or credits) and $40.3, respectively, as of December 31, 2004. The Company believes that these amounts represent our best estimates of our ultimate liabilities in each of these cases based on facts and documents reviewed and are sufficient to cover any obligations that we may have to our clients, vendors, and various governmental organizations in the jurisdictions involved. The Company estimates it will pay approximately $250.0 related to these liabilities over the next 24 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
Leases
      We lease certain facilities and equipment. Where leases contain escalation clauses or concessions, such as rent holidays and landlord/tenant incentives or allowances, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period. Certain leases provide for renewal options and require the payment of real estate taxes or other occupancy costs, which are also subject to escalation clauses. Rent expense was as follows:

	For the Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Gross rent expense	$433.0	$440.2	$432.0
Third-party sublease rental income	(24.6)	(31.6)	(24.7)

Net rent expense	$408.4	$408.6	$407.3

      Future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are as follows:

		Sublease
	Gross Rent	Rental	Net Rent
Period	Expense	Income	Expense

2005	$319.1	$(49.2)	$269.9
2006	289.1	(45.6)	243.5
2007	252.7	(39.8)	212.9
2008	220.1	(33.6)	186.5
2009	185.9	(30.4)	155.5
2010 and thereafter	924.1	(95.7)	828.4

Total	$2,191.0	$(294.3)	$1,896.7

Contingent Acquisition Obligations
      We have structured certain acquisitions with additional contingent purchase price obligations in order to reduce the potential risk associated with negative future performance of the acquired entity. In addition, we have entered into agreements that may require us to purchase additional equity interests in certain consolidated and unconsolidated subsidiaries. The amounts relating to these transactions are based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors. In accordance with GAAP, we have not recorded a liability for these items on the balance sheet since the definitive amounts payable are not determinable or distributable. When the contingent acquisition obligations have been met and consideration is distributable, we will record the fair value of this consideration as an additional cost of the acquired entity. The following table details the estimated liability and the estimated amount that would be paid under such options, in the event of exercise at the earliest exercise date. All payments are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The following contingent acquisition obligations are net of compensation expense, except as noted below, as defined by the terms and conditions of the respective acquisition agreements and employment terms of the former owners of the acquired businesses. This future expense will not be allocated to the assets and liabilities acquired. As of December 31, 2004, our estimated contingent acquisition obligations are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total

Deferred Acquisition Payments
Cash	$48.0	$5.7	$2.1	$0.9	$4.3	$—	$61.0
Stock	12.4	5.4	—	—	—	—	17.8
Put Options with Consolidated Affiliates*
Cash	30.2	1.8	9.5	3.4	3.0	7.3	55.2
Stock	0.1	0.1	—	—	—	—	0.2
Put Options with Unconsolidated Affiliates*
Cash	5.4	3.4	3.9	3.0	2.2	1.4	19.3
Stock	0.8	0.9	—	0.9	—	0.3	2.9
Call Options with Consolidated Affiliates*
Cash	4.2	1.1	—	—	—	4.8	10.1
Stock	—	0.5	—	—	—	—	0.5

Subtotal — Cash	$87.8	$12.0	$15.5	$7.3	$9.5	$13.5	$145.6
Subtotal — Stock	$13.3	$6.9	$—	$0.9	$—	$0.3	$21.4

Total Contingent Acquisition Payments	$101.1	$18.9	$15.5	$8.2	$9.5	$13.8	$167.0

      In accounting for acquisitions, we recognize deferred payments and purchases of additional interests after the effective date of purchase that are contingent upon the future employment of owners as compensation expense in our Consolidated Statement of Operations. As of December 31, 2004, our estimated contingent acquisition payments with associated compensation expense impacts are as follows:
Compensation Expense-Related Payments

Cash	$34.1	$4.9	$2.1	$1.4	$—	$1.3	$43.8
Stock	$1.8	$0.2	$—	$—	$—	$—	$2.0

Subtotal	$35.9	$5.1	$2.1	$1.4	$—	$1.3	$45.8

Total Payments	$137.0	$24.0	$17.6	$9.6	$9.5	$15.1	$212.8

*	We have entered into certain acquisitions that contain both put and call options with similar terms and conditions. In such instances, we have included the related estimated contingent acquisition obligations with Put Options.
      The 2005 obligations relate primarily to acquisitions that were completed prior to December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
Legal Matters
     Federal Securities Class Actions
      During the fourth quarter of 2004, the settlement of thirteen class actions under the federal securities laws became final. The class actions were filed against the Company and certain of our present and former directors and officers on behalf of a purported class of purchasers of our stock shortly after our August 13, 2002 announcement regarding the restatement of our previously reported earnings for the periods January 1, 1997 through March 31, 2002. These actions, which were all filed in the United States District Court for the Southern District of New York, were consolidated by the court and lead counsel was appointed for all plaintiffs on November 15, 2002. On December 2, 2003, we reached an agreement in principle to settle the consolidated class action shareholder suits in federal district court in New York. Under the terms of the settlement, we agreed to pay $115.0, comprised of $20.0 in cash and $95.0 in shares of our common stock at a value of $14.50 per share. On November 4, 2004, the court entered an order granting final approval of the settlement. The term of appeal for the settlement expired on December 6, 2004. During the fourth quarter of 2004, the $20.0 cash portion of the settlement was paid into escrow and 0.8 of the settlement shares were issued to the plaintiffs’ counsel as payment of their fee.
      In 2003, we recorded litigation charges of $115.0 related to the settlement of the shareholder suits discussed above. During the fourth quarter of 2004, the settlement was approved and the litigation charges were reduced by $20.0 due to insurance proceeds received as reimbursement for the cash component of the settlement from our Directors and Officers insurance policies (which a receivable has not previously been accounted for) and by $12.5 relating to a decrease in the share price between the tentative settlement date and the final settlement date as the share settlement amount was fixed.
     Derivative Actions
      In the fourth quarter of 2004, the settlement of a shareholder derivative suit became final. The suit was filed in New York Supreme Court, New York County, by a single shareholder acting on behalf of Interpublic against the Board of Directors and against our auditors. This suit alleged a breach of fiduciary duties to our shareholders. On November 26, 2002, another shareholder derivative suit, alleging the same breaches of fiduciary duties, was filed in New York Supreme Court, New York County. On January 26, 2004, we reached an agreement in principle to settle these derivative actions, agreeing to institute certain corporate governance procedures prescribed by the court. On June 11, 2004, the court entered an order granting preliminary approval to the proposed settlement. These governance procedures have been adopted as part of our Corporate Governance Guidelines (which can be found on our website). The court held a final approval and fairness hearing on October 22, 2004, and on November 4, 2004, the court entered an order granting final approval of the settlement.
     SEC Investigation
      In January 2003, the SEC issued a formal order of investigation related to our restatements of earnings for periods dating back to 1997. On April 20, 2005, we received a subpoena from the SEC under authority of the order of investigation requiring production of additional documents relating to the potential restatement we announced in March 2005. The SEC is investigating the restatement detailed in Note 2 to the Consolidated Financial Statements. We are cooperating fully with the investigation.
     Other Legal Matters
      We are involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

Note 20:	Results by Quarter (Unaudited)
      The first set of tables below presents unaudited quarterly financial information for 2004 and 2003. The amounts presented have been restated from those previously reported on Form 10-Q for the applicable periods and in our 2003 annual report on Form 10-K. The second set of tables below sets forth, for each of the quarters and for each of the interim balance sheet dates presented, the amounts of the restatement adjustments and a reconciliation from previously reported amounts to restated amounts.
      The restatement adjustments are attributable to the same matters that are discussed in depth in Note 2, Restatement of Previously Issued Financial Statements, and we refer you to that discussion. The third set of tables below summarizes, for each of the quarters and for each of the interim balance sheet dates presented, the impact of each category of adjustment on previously reported revenue; net income (loss) from continuing operations and earnings per share; and assets, liabilities and stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
Results by Quarter
(Unaudited)

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		June 30,		September 30,		December 31,

	2004(1)	2003(1)	2004(1)	2003(1)	2004(1)	2003(1)	2004	2003(1)

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)		(Restated)
REVENUE	$1,389.4	$1,310.0	$1,512.8	$1,542.8	$1,519.1	$1,452.2	$1,965.7	$1,856.7

OPERATING EXPENSES:
Salaries and related expenses	886.7	868.4	898.5	890.7	925.3	824.1	1,023.0	917.4
Office and general expenses	510.7	507.4	552.8	563.0	556.3	578.7	630.0	576.6
Restructuring charges (reversals)	61.6	0.4	3.9	94.5	1.1	47.8	(4.4)	30.2
Long-lived asset impairment and other charges	5.7	11.1	3.1	11.0	307.6	227.0	5.8	44.9
Motorsports contract termination costs	—	—	80.0	—	33.6	—	—	—

Total operating expenses	1,464.7	1,387.3	1,538.3	1,559.2	1,823.9	1,677.6	1,654.4	1,569.1

OPERATING INCOME (LOSS)	(75.3)	(77.3)	(25.5)	(16.4)	(304.8)	(225.4)	311.3	287.6

EXPENSE AND OTHER INCOME:
Interest expense	(43.9)	(49.6)	(42.0)	(55.4)	(42.7)	(50.1)	(43.4)	(51.9)
Debt prepayment penalty	—	—	—	—	—	(24.8)	(9.8)	—
Interest income	9.8	8.1	10.4	10.2	11.1	9.6	19.4	11.4
Investment impairments	(3.2)	(2.7)	—	(9.8)	(33.8)	(17.0)	(26.4)	(42.0)
Litigation charges	—	—	—	—	—	(127.6)	32.5	—
Other income (expense)	1.3	(0.2)	2.2	0.6	(0.7)	1.4	(13.5)	48.5

Total expense and other income	(36.0)	(44.4)	(29.4)	(54.4)	(66.1)	(208.5)	(41.2)	(34.0)

Income (loss) from continuing operations before provision for income taxes	(111.3)	(121.7)	(54.9)	(70.8)	(370.9)	(433.9)	270.1	253.6
Provision for income taxes	(29.0)	(30.5)	30.6	4.7	130.0	20.9	130.6	247.6

Income (loss) from continuing operations of consolidated companies	(82.3)	(91.2)	(85.5)	(75.5)	(500.9)	(454.8)	139.5	6.0
Income applicable to minority interests (net of tax)	(2.6)	1.5	(4.2)	(6.5)	(4.4)	(8.5)	(10.3)	(13.5)
Equity in net income of unconsolidated affiliates (net of tax)	1.1	(3.2)	1.3	1.8	2.3	(0.1)	1.1	3.9

Income (loss) from continuing operations	(83.8)	(92.9)	(88.4)	(80.2)	(503.0)	(463.4)	130.3	(3.6)
Dividends on preferred stock	4.8	—	5.0	—	5.0	—	5.0	—

Net income (loss) from continuing operations	(88.6)	(92.9)	(93.4)	(80.2)	(508.0)	(463.4)	125.3	(3.6)
Income from discontinued operations (net of tax)	—	2.5	—	9.5	6.5	89.0	—	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(88.6)	$(90.4)	$(93.4)	$(70.7)	$(501.5)	$(374.4)	$125.3	$(3.6)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.21)	$(0.24)	$(0.23)	$(0.21)	$(1.22)	$(1.20)	$0.25 **	$(0.01)
Discontinued operations	—	0.01	—	0.02	0.02	0.23	—	—

Total*	$(0.21)	$(0.24)*	$(0.23)	$(0.18)*	$(1.21)*	$(0.97)	$0.25	$(0.01)

Diluted:
Continuing operations	$(0.21)	$(0.24)	$(0.23)	$(0.21)	$(1.22)	$(1.20)	$0.22 **	$(0.01)
Discontinued operations	—	0.01	—	0.02	0.02	0.23	—	—

Total*	$(0.21)	$(0.24)*	$(0.23)	$(0.18)*	$(1.21)*	$(0.97)	$0.22	$(0.01)

Weighted-average shares:
Basic	413.3	381.8	414.6	384.3	415.4	385.8	417.8	390.3
Diluted	413.3	381.8	414.6	384.3	415.4	385.8	518.9	390.3

*	Does not add due to rounding.

**	Due to the existence of income from continuing operations, basic and diluted EPS have been calculated using the two-class method pursuant to EITF Issue 03-6 for the quarter ended December 31, 2004. This resulted in a decrease of $22.6 and $12.2 in net income (numerator) for the basic and diluted EPS calculations, respectively, for the quarter ended December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
RESTATED BALANCE SHEET BY QUARTER
(Unaudited)

	As of March 31,		As of June 30,		As of September 30,

	2004	2003	2004	2003	2004	2003

ASSETS:
Cash and cash equivalents	$1,172.7	$1,210.2	$999.0	$760.7	$1,064.0	$736.1
Short-term marketable securities	295.0	14.6	532.6	19.6	398.2	15.5
Accounts receivable, net of allowances	4,604.1	4,279.0	4,952.5	4,709.3	4,583.9	4,500.9
Expenditures billable to clients	370.9	437.6	384.2	447.2	385.2	422.3
Deferred income taxes	273.6	127.4	268.4	141.4	262.9	116.7
Prepaid expenses and other current assets	211.5	381.1	201.9	418.5	194.2	385.0
Assets held for sale	—	414.6	—	452.2	—	—

Total current assets	6,927.8	6,864.5	7,338.6	6,948.9	6,888.4	6,176.5
Land, buildings and equipment, net	682.3	763.4	669.3	775.3	673.3	747.9
Deferred income taxes	439.0	554.8	453.0	580.4	350.6	676.3
Investments	241.0	340.8	236.2	332.5	190.0	374.3
Goodwill	3,288.8	3,251.7	3,374.1	3,353.3	3,087.0	3,200.6
Other intangible assets, net of amortization	44.6	7.6	41.3	43.4	40.0	40.6
Other assets	268.0	308.8	276.2	271.7	270.2	279.5

Total non-current assets	4,963.7	5,227.1	5,050.1	5,356.6	4,611.1	5,319.2

TOTAL ASSETS	$11,891.5	$12,091.6	$12,388.7	$12,305.5	$11,499.5	$11,495.7

LIABILITIES:
Accounts payable	$5,449.2	$5,034.1	$6,174.1	$5,702.3	5,728.1	$5,350.8
Accrued liabilities	1,183.6	1,148.4	1,083.3	1,178.5	1,100.4	1,252.4
Short-term debt	133.2	666.7	97.6	172.8	77.3	353.4
Liabilities held for sale	—	121.1	—	149.0	—	—

Total current liabilities	6,766.0	6,970.3	7,355.0	7,202.6	6,905.8	6,956.6
Long-term debt	2,197.3	2,623.5	2,194.8	2,593.4	2,194.2	2,197.9
Deferred compensation and employee benefits	518.1	534.5	506.7	557.4	517.7	586.2
Other non-current liabilities	336.9	220.0	350.4	176.5	378.6	307.0
Minority interests in consolidated subsidiaries	59.7	60.1	52.9	57.0	51.3	58.5

Total non-current liabilities	3,112.0	3,438.1	3,104.8	3,384.3	3,141.8	3,149.6

TOTAL LIABILITIES	$9,878.0	$10,408.4	$10,459.8	$10,586.9	$10,047.6	$10,106.2

Commitments and contingencies (Note 19)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0	373.7	—	373.7	—	373.7	—
shares issued and outstanding: 2004 — 7.5; 2003 — 7.5
Common stock, $0.10 par value, shares authorized: 800.0	41.8	39.0	42.2	39.1	42.3	39.2
shares issued: 2004 — 424.9; 2003 — 418.4
shares outstanding: 2004 — 424.5; 2003 — 418.2
Additional paid-in capital	2,065.5	1,766.5	2,119.1	1,743.6	2,116.1	1,753.3
Retained earnings (deficit)	(123.6)	408.9	(212.0)	338.2	(708.5)	(36.2)
Accumulated other comprehensive loss, net of tax	(279.8)	(377.9)	(296.8)	(309.5)	(281.4)	(283.9)

	2,077.6	1,836.5	2,026.2	1,811.4	1,542.2	1,472.4
Less:
Treasury stock, at cost: 2004 — 0.4 shares; 2003 — 0.3 shares	(14.0)	(65.0)	(14.0)	(11.3)	(14.0)	(11.3)
Unamortized deferred compensation	(50.1)	(88.3)	(83.3)	(81.5)	(76.3)	(71.6)

TOTAL STOCKHOLDERS’ EQUITY	$2,013.5	$1,683.2	$1,928.9	$1,718.6	$1,451.9	$1,389.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,891.5	$12,091.6	$12,388.7	$12,305.5	$11,499.5	$11,495.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
RESTATED STATEMENT OF CASH FLOWS BY QUARTER
(Unaudited)

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31,		June 30,		September 30,

	2004	2003	2004	2003	2004	2003

Net cash used in operating activities from continuing operations	$(342.0)	$(276.5)	$(101.4)	$(23.4)	$(115.2)	$(153.0)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions, including deferred payments, net of cash acquired	(39.0)	(43.5)	(136.3)	(130.4)	(143.8)	(193.3)
Capital expenditures	(37.8)	(29.6)	(77.5)	(72.1)	(119.3)	(94.2)
Proceeds from sales of businesses and fixed assets	17.4	6.9	29.2	3.9	28.1	17.4
Proceeds from sales of investments	3.9	14.2	10.6	21.3	22.9	25.2
Purchases of investments	(7.2)	(20.2)	(10.2)	(37.6)	(15.9)	(30.9)
Maturities of short-term marketable securities	371.0	11.2	575.8	28.9	865.0	39.6
Purchases of short-term marketable securities	(470.5)	(5.7)	(912.9)	(27.8)	(1,067.5)	(34.3)
Proceeds from the sale of discontinued operations, net of cash sold	—	—	—	—	10.0	376.7

Net cash provided by investing activities from continuing operations	(162.2)	(66.7)	(521.3)	(213.8)	(420.5)	106.2

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Increase (decrease) in short-term bank borrowings	60.3	(181.9)	23.4	(186.5)	3.1	(238.7)
Payments of long-term debt	(244.4)	(0.7)	(244.7)	(581.4)	(245.1)	(741.3)
Proceeds from long-term debt	0.5	800.7	0.5	800.9	1.0	800.8
Debt issuance costs	—	(22.6)	(2.3)	(26.9)	(2.3)	(27.5)
Preferred stock issuance costs	(0.8)	—	—	—	—	—
Preferred stock dividends	(4.8)	—	(9.8)	—	(14.8)	—
Issuance of common stock	(2.3)	2.9	0.1	8.0	0.7	3.1
Distributions to minority interests	(2.7)	(0.2)	(10.9)	(7.4)	(17.3)	(12.5)
Contributions from unconsolidated affiliates	4.9	1.0	6.1	0.5	6.8	0.5

Net cash (used in) provided by financing activities from continuing operations	(189.3)	599.2	(237.6)	7.2	(267.9)	(215.6)

Effect of exchange rates on cash and cash equivalents	(5.7)	13.9	(12.6)	50.9	(4.3)	58.7
Net cash (used in) provided by discontinued operations	—	(12.9)	—	(13.4)	—	(13.4)

Increase (decrease) in cash and cash equivalents	(699.2)	257.0	(872.9)	(192.5)	(807.9)	(217.1)
Cash and cash equivalents at beginning of year	1,871.9	953.2	1,871.9	953.2	1,871.9	953.2

Cash and cash equivalents at end of period	$1,172.7	$1,210.2	$999.0	$760.7	$1,064.0	$736.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The following tables set forth, for each of the quarters and for each of the interim balance sheet dates presented, the amounts of the restatement adjustments and a reconciliation from previously reported amounts to restated amounts.

	Three Months Ended March 31, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
REVENUE	$1,395.1	$(5.7)	$1,389.4

OPERATING EXPENSES:
Salaries and related expenses	874.0	12.7	886.7
Office and general expenses	463.3	47.4	510.7
Restructuring charges	62.6	(1.0)	61.6
Long-lived asset impairment and other charges	5.6	0.1	5.7

Total operating expenses	1,405.5	59.2	1,464.7

OPERATING INCOME (LOSS)	(10.4)	(64.9)	(75.3)

EXPENSE AND OTHER INCOME:
Interest expense	(39.1)	(4.8)	(43.9)
Interest income	9.7	0.1	9.8
Investment impairments	(3.2)	—	(3.2)
Other income (expense)	1.1	0.2	1.3

Total expense and other income	(31.5)	(4.5)	(36.0)

Loss before provision for income taxes	(41.9)	(69.4)	(111.3)
Provision for income taxes	(26.8)	(2.2)	(29.0)

Loss of consolidated companies	(15.1)	(67.2)	(82.3)
Income applicable to minority interests (net of tax)	(2.4)	(0.2)	(2.6)
Equity in net income of unconsolidated affiliates (net of tax)	0.6	0.5	1.1

Loss	(16.9)	(66.9)	(83.8)
Dividends on preferred stock	4.8	—	4.8

Net Loss	(21.7)	(66.9)	(88.6)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(21.7)	$(66.9)	$(88.6)

Loss per share of common stock:
Basic	$(0.05)	$(0.16)	$(0.21)
Diluted	$(0.05)	$(0.16)	$(0.21)

Weighted-average shares:
Basic	413.3		413.3
Diluted	413.3		413.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended June 30, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
REVENUE	$1,544.1	$(31.3)	$1,512.8

OPERATING EXPENSES:
Salaries and related expenses	893.8	4.7	898.5
Office and general expenses	506.8	46.0	552.8
Restructuring charges	2.0	1.9	3.9
Long-lived asset impairment and other charges	3.0	0.1	3.1
Motorsports contract termination costs	80.0	—	80.0

Total operating expenses	1,485.6	52.7	1,538.3

OPERATING INCOME (LOSS)	58.5	(84.0)	(25.5)

EXPENSE AND OTHER INCOME:
Interest expense	(38.4)	(3.6)	(42.0)
Interest income	10.4	—	10.4
Other income (expense)	2.3	(0.1)	2.2

Total expense and other income	(25.7)	(3.7)	(29.4)

Income (loss) from continuing operations before provision for income taxes	32.8	(87.7)	(54.9)
Provision for income taxes	33.4	(2.8)	30.6

Loss of consolidated companies	(0.6)	(84.9)	(85.5)
Income applicable to minority interests	(5.6)	1.4	(4.2)
Equity in net income of unconsolidated affiliates	0.8	0.5	1.3

Loss	(5.4)	(83.0)	(88.4)
Dividends on preferred stock	5.0	—	5.0

Net Loss	(10.4)	(83.0)	(93.4)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(10.4)	$(83.0)	$(93.4)

Loss per share of common stock:
Basic	$(0.03)	$(0.20)	$(0.23)
Diluted	$(0.03)	$(0.20)	$(0.23)

Weighted-average shares:
Basic	414.6		414.6
Diluted	414.6		414.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended September 30, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
REVENUE	$1,508.8	$10.3	$1,519.1

OPERATING EXPENSES:
Salaries and related expenses	924.8	0.5	925.3
Office and general expenses	519.5	36.8	556.3
Restructuring charges	1.0	0.1	1.1
Long-lived asset impairment and other charges	450.1	(142.5)	307.6
Motorsports contract termination costs	33.6	—	33.6

Total operating expenses	1,929.0	(105.1)	1,823.9

OPERATING INCOME (LOSS)	(420.2)	115.4	(304.8)

EXPENSE AND OTHER INCOME:
Interest expense	(39.8)	(2.9)	(42.7)
Interest income	11.1	—	11.1
Investment impairments	(33.8)	—	(33.8)
Other income (expense)	(0.7)	—	(0.7)

Total expense and other income	(63.2)	(2.9)	(66.1)

Loss from continuing operations before provision for income taxes	(483.4)	112.5	(370.9)
Provision for income taxes	98.6	31.4	130.0

Loss from continuing operations of consolidated companies	(582.0)	81.1	(500.9)
Income applicable to minority interests	(5.1)	0.7	(4.4)
Equity in net income of unconsolidated affiliates	2.2	0.1	2.3

Loss from continuing operations	(584.9)	81.9	(503.0)
Dividends on preferred stock	5.0	—	5.0

Net loss from continuing operations	(589.9)	81.9	(508.0)
Income from discontinued operations (net of tax)	6.5	—	6.5

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(583.4)	$81.9	$(501.5)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(1.42)	$0.20	$(1.22)
Discontinued operations	0.02	—	0.02

Total*	$(1.40)	$0.19	$(1.21)

Diluted:
Continuing operations	$(1.42)	$0.20	$(1.22)
Discontinued operations	0.02	—	0.02

Total*	$(1.40)	$0.19	$(1.21)

Weighted-average shares:
Basic	415.4		415.4
Diluted	415.4		415.4

*	Does not add due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended March 31, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
REVENUE	$1,315.7	$(5.7)	$1,310.0

OPERATING EXPENSES:
Salaries and related expenses	854.7	13.7	868.4
Office and general expenses	429.1	78.3	507.4
Restructuring charges	—	0.4	0.4
Long-lived asset impairment and other charges	11.1	—	11.1

Total operating expenses	1,294.9	92.4	1,387.3

OPERATING INCOME (LOSS)	20.8	(98.1)	(77.3)

EXPENSE AND OTHER INCOME:
Interest expense	(38.8)	(10.8)	(49.6)
Interest income	7.9	0.2	8.1
Investment impairments	(2.7)	—	(2.7)
Litigation charges	—	—	—
Other income (expense)	(0.2)	—	(0.2)

Total expense and other income	(33.8)	(10.6)	(44.4)

Loss from continuing operations before provision for income taxes	(13.0)	(108.7)	(121.7)
Provision for income taxes	(5.6)	(24.9)	(30.5)

Loss from continuing operations of consolidated companies	(7.4)	(83.8)	(91.2)
Income applicable to minority interests	(0.6)	2.1	1.5
Equity in net income of unconsolidated affiliates	(3.2)	—	(3.2)

Net loss from continuing operations	(11.2)	(81.7)	(92.9)
Income from discontinued operations (net of tax)	2.6	(0.1)	2.5

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(8.6)	$(81.8)	$(90.4)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.03)	$(0.21)	$(0.24)
Discontinued operations	0.01	—	0.01

Total*	$(0.02)	$(0.22)	$(0.24)

Diluted:
Continuing operations	$(0.03)	$(0.21)	$(0.24)
Discontinued operations	0.01	—	0.01

Total*	$(0.02)	$(0.22)	$(0.24)

Weighted-average shares:
Basic	381.8	—	381.8
Diluted	381.8	—	381.8

*	Does not add due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended June 30, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
REVENUE	$1,499.4	$43.4	$1,542.8

OPERATING EXPENSES:
Salaries and related expenses	878.4	12.3	890.7
Office and general expenses	463.7	99.3	563.0
Restructuring charges	94.4	0.1	94.5
Long-lived asset impairment and other charges	11.0	—	11.0

Total operating expenses	1,447.5	111.7	1,559.2

OPERATING INCOME (LOSS)	51.9	(68.3)	(16.4)

EXPENSE AND OTHER INCOME:
Interest expense	(46.1)	(9.3)	(55.4)
Interest income	10.2	—	10.2
Investment impairments	(9.8)	—	(9.8)
Other income (expense)	0.3	0.3	0.6

Total expense and other income	(45.4)	(9.0)	(54.4)

Income (loss) from continuing operations before provision for income taxes	6.5	(77.3)	(70.8)
Provision for income taxes	22.4	(17.7)	4.7

Loss from continuing operations of consolidated companies	(15.9)	(59.6)	(75.5)
Income applicable to minority interests	(8.4)	1.9	(6.5)
Equity in net income of unconsolidated affiliates	1.3	0.5	1.8

Net loss from continuing operations	(23.0)	(57.2)	(80.2)
Income from discontinued operations (net of tax)	9.5	—	9.5

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(13.5)	$(57.2)	$(70.7)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.06)	$(0.15)	$(0.21)
Discontinued operations	0.02	—	0.02

Total*	$(0.04)	$(0.14)	$(0.18)

Diluted:
Continuing operations	$(0.06)	$(0.15)	$(0.21)
Discontinued operations	0.02	—	0.02

Total*	$(0.04)	$(0.14)	$(0.18)

Weighted-average shares:
Basic	384.3		384.3
Diluted	384.3		384.3

*	Does not add due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended September 30, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
REVENUE	$1,418.9	$33.3	$1,452.2

OPERATING EXPENSES:
Salaries and related expenses	810.9	13.2	824.1
Office and general expenses	508.4	70.3	578.7
Restructuring charges	48.0	(0.2)	47.8
Long-lived asset impairment and other charges	222.7	4.3	227.0

Total operating expenses	1,590.0	87.6	1,677.6

OPERATING INCOME (LOSS)	(171.1)	(54.3)	(225.4)

EXPENSE AND OTHER INCOME:
Interest expense	(43.5)	(6.6)	(50.1)
Debt prepayment penalty	(24.8)	—	(24.8)
Interest income	9.5	0.1	9.6
Investment impairments	(29.7)	12.7	(17.0)
Litigation charges	(127.6)	—	(127.6)
Other income (expense)	1.2	0.2	1.4

Total expense and other income	(214.9)	6.4	(208.5)

Loss from continuing operations before provision for income taxes	(386.0)	(47.9)	(433.9)
Provision for income taxes	19.5	(1.4)	20.9

Loss from continuing operations of consolidated companies	(405.5)	(49.3)	(454.8)
Income applicable to minority interests	(10.4)	1.9	(8.5)
Equity in net income of unconsolidated affiliates	(0.3)	0.2	(0.1)

Net loss from continuing operations	(416.2)	(47.2)	(463.4)
Income from discontinued operations (net of tax)	89.1	(0.1)	89.0

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(327.1)	$(47.3)	$(374.4)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(1.08)	$(0.12)	$(1.20)
Discontinued operations	0.23	—	0.23

Total	$(0.85)	$(0.12)	$(0.97)

Diluted:
Continuing operations	$(1.08)	$(0.12)	$(1.20)
Discontinued operations	0.23	—	0.23

Total	$(0.85)	$(0.12)	$(0.97)

Weighted-average shares:
Basic	385.8		385.8
Diluted	385.8		385.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended December 31, 2003

	As Previously	Effect of
	Reported	Restatement	As Restated

	(Unaudited)
REVENUE	$1,629.4	$227.3	$1,856.7

OPERATING EXPENSES:
Salaries and related expenses	907.8	9.6	917.4
Office and general expenses	495.7	80.9	576.6
Restructuring charges	33.2	(3.0)	30.2
Long-lived asset impairment and other charges	42.1	2.8	44.9

Total operating expenses	1,478.8	90.3	1,569.1

OPERATING INCOME (LOSS)	150.6	137.0	287.6

EXPENSE AND OTHER INCOME:
Interest expense	(44.4)	(7.5)	(51.9)
Interest income	11.3	0.1	11.4
Investment impairments	(42.7)	0.7	(42.0)
Other income (expense)	48.7	(0.2)	48.5

Total expense and other income	(27.1)	(6.9)	(34.0)

Income before provision for income taxes	123.5	130.1	253.6
Provision for income taxes	217.7	29.9	247.6

Income (loss) of consolidated companies	(94.2)	100.2	6.0
Income applicable to minority interests	(11.5)	(2.0)	(13.5)
Equity in net income of unconsolidated affiliates	3.2	0.7	3.9

Net income (loss)	(102.5)	98.9	(3.6)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(102.5)	$98.9	$(3.6)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.26)	$0.27	$(0.01)
Discontinued operations	—	—	—

Total	$(0.26)	$0.27	$(0.01)

Diluted:
Continuing operations	$(0.26)	$0.27	$(0.01)
Discontinued operations	—	—	—

Total	$(0.26)	$0.27	$(0.01)

Weighted-average shares:
Basic	390.3		390.3
Diluted	390.3		390.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	As of March 31, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,395.3	$(222.6)	$1,172.7
Short-term marketable securities	—	295.0	295.0
Accounts receivable, less allowance of $133.9	4,584.3	19.8	4,604.1
Expenditures billable to clients	316.8	54.1	370.9
Deferred income taxes	201.1	72.5	273.6
Prepaid expenses and other current assets	249.7	(38.2)	211.5

Total current assets	6,747.2	180.6	6,927.8
Land, buildings and equipment, net	656.3	26.0	682.3
Deferred income taxes	397.2	41.8	439.0
Investments	240.3	0.7	241.0
Goodwill	3,345.4	(56.6)	3,288.8
Other intangible assets, net of amortization	42.0	2.6	44.6
Other assets	272.1	(4.1)	268.0

Total non-current assets	4,953.3	10.4	4,963.7

TOTAL ASSETS	$11,700.5	$191.0	$11,891.5

LIABILITIES:
Accounts payable	$5,050.4	$398.8	$5,449.2
Accrued liabilities	990.3	193.3	1,183.6
Short-term debt	98.2	35.0	133.2

Total current liabilities	6,138.9	627.1	6,766.0
Long-term debt	2,190.6	6.7	2,197.3
Deferred compensation and employee benefits	512.6	5.5	518.1
Other non-current liabilities	226.8	110.1	336.9
Minority interests in consolidated subsidiaries	64.5	(4.8)	59.7

Total non-current liabilities	2,994.5	117.5	3,112.0

TOTAL LIABILITIES	$9,133.4	$744.6	$9,878.0

Commitments and contingencies (Note 19)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0 shares issued and outstanding: 2004 — 7.5	373.7	—	373.7
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2004 — 418.3 shares outstanding: 2004 — 417.9	41.8	—	41.8
Additional paid-in capital	2,069.5	(4.0)	2,065.5
Retained earnings (deficit)	384.6	(508.2)	(123.6)
Accumulated other comprehensive loss, net of tax	(236.3)	(43.5)	(279.8)

	2,633.3	(555.7)	2,077.6
Less:
Treasury stock, at cost: 2004 — 0.4 shares	(14.0)	—	(14.0)
Unamortized deferred compensation	(52.2)	2.1	(50.1)

TOTAL STOCKHOLDERS’ EQUITY	$2,567.1	$(553.6)	$2,013.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,700.5	$191.0	$11,891.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	As of June 30, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,434.3	$(435.3)	$999.0
Short-term marketable securities	—	532.6	532.6
Accounts receivable, net of allowance of $133.2	4,937.7	14.8	4,952.5
Expenditures billable to clients	330.9	53.3	384.2
Deferred income taxes	201.4	67.0	268.4
Prepaid expenses and other current assets	223.0	(21.1)	201.9

Total current assets	7,127.3	211.3	7,338.6
Land, buildings and equipment, net	643.0	26.3	669.3
Deferred income taxes	404.1	48.9	453.0
Investments	235.0	1.2	236.2
Goodwill	3,428.9	(54.8)	3,374.1
Other intangible assets, net of amortization	38.9	2.4	41.3
Other assets	279.0	(2.8)	276.2

Total non-current assets	5,028.9	21.2	5,050.1

TOTAL ASSETS	$12,156.2	$232.5	$12,388.7

LIABILITIES:
Accounts payable	$5,724.4	$449.7	$6,174.1
Accrued liabilities	838.5	244.8	1,083.3
Short-term debt	34.8	62.8	97.6

Total current liabilities	6,597.7	757.3	7,355.0
Long-term debt	2,189.3	5.5	2,194.8
Deferred compensation and employee benefits	501.4	5.3	506.7
Other non-current liabilities	249.1	101.3	350.4
Minority interests in consolidated subsidiaries	56.3	(3.4)	52.9

Total non-current liabilities	2,996.1	108.7	3,104.8

TOTAL LIABILITIES	$9,593.8	$866.0	$10,459.8

Commitments and contingencies (Note 19)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0 shares issued and outstanding: 2004 — 7.5	373.7	—	373.7
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2004 — 422.4 shares outstanding: 2004 — 422.0	42.2	—	42.2
Additional paid-in capital	2,129.1	(10.0)	2,119.1
Retained earnings (deficit)	374.2	(586.2)	(212.0)
Accumulated other comprehensive loss, net of tax	(257.4)	(39.4)	(296.8)

	2,661.8	(635.6)	2,026.2
Less:
Treasury stock, at cost: 2004 — 0.4 shares	(14.0)	—	(14.0)
Unamortized deferred compensation	(85.4)	2.1	(83.3)

TOTAL STOCKHOLDERS’ EQUITY	$2,562.4	$(633.5)	$1,928.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,156.2	$232.5	$12,388.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	As of September 30, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,438.5	$(374.5)	$1,064.0
Short-term marketable securities	—	398.2	398.2
Accounts receivable, net of allowance of $143.4	4,578.7	5.2	4,583.9
Expenditures billable to clients	315.2	70.0	385.2
Deferred income taxes	201.4	61.5	262.9
Prepaid expenses and other current assets	203.4	(9.2)	194.2

Total current assets	6,737.2	151.2	6,888.4
Land, buildings and equipment, net	646.3	27.0	673.3
Deferred income taxes	325.7	24.9	350.6
Investments	183.8	6.2	190.0
Goodwill	2,998.7	88.3	3,087.0
Other intangible assets, net of amortization	37.6	2.4	40.0
Other assets	273.0	(2.8)	270.2

Total non-current assets	4,465.1	146.0	4,611.1

TOTAL ASSETS	$11,202.3	$297.2	$11,499.5

LIABILITIES:
Accounts payable	$5,247.3	$480.8	$5,728.1
Accrued liabilities	849.4	251.0	1,100.4
Short-term debt	74.5	2.8	77.3

Total current liabilities	6,171.2	734.6	6,905.8
Long-term debt	2,188.9	5.3	2,194.2
Deferred compensation and employee benefits	512.8	4.9	517.7
Other non-current liabilities	272.2	106.4	378.6
Minority interests in consolidated subsidiaries	55.4	(4.1)	51.3

Total non-current liabilities	3,029.3	112.5	3,141.8

TOTAL LIABILITIES	$9,200.5	$847.1	$10,047.6

Commitments and contingencies (Note 19)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0 shares issued and outstanding: 2004 — 7.5	373.7	—	373.7
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2004 — 422.8 shares outstanding: 2004 — 422.4	42.3	—	42.3
Additional paid-in capital	2,131.0	(14.9)	2,116.1
Retained earnings (deficit)	(209.2)	(499.3)	(708.5)
Accumulated other comprehensive loss, net of tax	(243.6)	(37.8)	(281.4)

	2,094.2	(552.0)	1,542.2
Less:
Treasury stock, at cost: 2004 — 0.4 shares	(14.0)	—	(14.0)
Unamortized deferred compensation	(78.4)	2.1	(76.3)

TOTAL STOCKHOLDERS’ EQUITY	$2,001.8	$(549.9)	$1,451.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,202.3	$297.2	$11,499.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

Goodwill Impairments
      During the third quarter of 2004, prior to the restatement, we recorded goodwill impairment charges of approximately $310.0 at The Partnership reporting unit, which is comprised of, Lowe Worldwide, Draft Worldwide, Mullen, Dailey & Associates and Berenter Greenhouse Webst and $132.0 at our CMG reporting unit, which is comprised of Weber Shandwick, Golin Harris, DeVries Public Relations, Octagon Worldwide FutureBrand. We have historically performed our annual impairment test of goodwill as of September 30 each year. We also perform an impairment test of goodwill when certain trigger events occur, such as the loss of major clients or other significant changes in the business environment. Impairment tests are performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires a two-step process. Step 1 requires a determination to be made of the fair value of each of our reporting units. We utilize an independent third party valuation firm to assist us in developing this fair value estimate. The fair value is then compared to the book value of the reporting unit and if the book value is greater than the fair value, Step 2 is required to be performed.
      Step 2 requires a comparison of the implied fair value of goodwill with the reporting unit’s book value. An impairment loss is measured by the excess of the book value of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that goodwill is measured in a business combination under SFAS No. 141, Business Combinations. We allocate the fair value of a reporting unit to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. In our industry the most typical unrecognized intangible assets are trade names and customer relationships.
      During our Step 2 analysis we omitted the deferred tax liabilities arising from the book and tax basis differences of the unrecognized intangibles established for trade names and customer relationships as part of the fair value estimate in determining the implied fair value of goodwill. EITF 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, notes that an entity should use the income tax basis of a reporting unit’s assets and liabilities implicit in the tax structure assumed in its determination of fair value of the reporting unit in Step 1. According to this standard, an entity should use its existing income tax basis if the assumed structure used to estimate the fair value of the reporting unit was a nontaxable transaction, and it should use new income tax basis if the assumed structure was a taxable transaction. Based on our analysis we determined that a non-taxable transaction had the highest economic value to us.
      In computing the implied fair value of goodwill we did not establish a deferred tax liability for the basis difference of the unrecognized intangible assets associated with the trade names and customer relationships valued within the reporting unit. In the restatement, we re-performed the Step 2 analysis at both The Partnership and CMG reporting units taking into account goodwill adjustments at The Partnership and CMG of approximately $17.8 and $6.9, respectively, as a result of restatement issues with accounting for acquisitions. The resulting implied fair value of goodwill reduced the impairment charge by approximately $103.6 and $41.6 at The Partnership and CMG, respectively from what had previously been recorded in the interim unaudited consolidated financial statements as of September 30, 2004. We have recorded adjustments as part of the restatement to reduce our impairment charge recorded during the third quarter of 2004 at the same time increasing our goodwill balances at The Partnership and CMG reporting units.
      We are implementing a policy that will detail the process of how we perform impairment testing at our reporting units. As part of the testing we will document the tax structure assumed in the transaction. The determination of whether a reporting unit could be sold in a non-taxable transaction versus a taxable transaction depends on the relevant facts and circumstances and will be evaluated on an individual basis. In making this determination we will consider whether the assumption is consistent with those that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
marketplace participants would incorporate into their estimates of fair value, the feasibility of the assumed structure and whether the assumed structure results in the highest economic value for the reporting unit. Accounting for all future Step 2 analyses will be reviewed and evaluated with the appropriate management oversight prior to the analysis being finalized and will include members of our Controllers and Tax groups to prevent this type of inappropriate accounting in future periods.
      The Partnership was subsequently disbanded in the fourth quarter of 2004 and the remaining goodwill was allocated based on the relative fair value of the agencies at the time of disbandment. Based on the correction of the goodwill impairment charge in accordance with EITF No. 02-13, we considered the possibility of impairment at Lowe and Draft, the two largest agencies previously within The Partnership. However, at this point we have determined that there is no discernible trigger event for an additional impairment. We will continue to monitor the results and, should operating performance worsen, particularly at Lowe we may conclude that a trigger event has occurred and impairment may then be required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	As of March 31, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,188.2	$22.0	$1,210.2
Short-term marketable securities	—	14.6	14.6
Accounts receivable, net of allowance of $142.5	4,254.1	24.9	4,279.0
Expenditures billable to clients	390.4	69.0	437.6
Deferred income taxes	58.4	—	127.4
Prepaid expenses and other current assets	413.6	(32.5)	381.1
Assets held for sale	414.6	—	414.6

Total current assets	6,719.3	145.2	6,864.5
Land, buildings and equipment, net	727.5	35.9	763.4
Deferred income taxes	508.5	46.3	554.8
Investments	388.8	(48.0)	340.8
Goodwill	3,300.6	(48.9)	3,251.7
Other intangible assets, net of amortization	6.5	1.1	7.6
Other assets	311.9	(3.1)	308.8

Total non-current assets	5,243.8	(16.7)	5,227.1

TOTAL ASSETS	$11,963.1	$128.5	$12,091.6

LIABILITIES:
Accounts payable	$4,677.4	$356.7	$5,034.1
Accrued liabilities	1,020.8	127.6	1,148.4
Short-term debt	662.6	4.1	666.7
Liabilities held for sale	121.1	—	121.1

Total current liabilities	6,481.9	488.4	6,970.3
Long-term debt	2,618.0	5.5	2,623.5
Deferred compensation and employee benefits	525.6	8.9	534.5
Other non-current liabilities	121.6	98.4	220.0
Minority interests in consolidated subsidiaries	64.5	(4.4)	60.1

Total non-current liabilities	3,329.7	108.4	3,438.1

TOTAL LIABILITIES	$9,811.6	$596.8	$10,408.4

Commitments and contingencies (Note 19)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 550.0 shares issued: 2003 — 389.6 shares outstanding: 2003 — 388.0	39.0	—	39.0
Additional paid-in capital	1,765.7	0.8	1,766.5
Retained earnings (deficit)	849.4	(440.5)	408.9
Accumulated other comprehensive loss, net of tax	(347.2)	(30.7)	(377.9)

	2,306.9	(470.4)	1,836.5
Less:
Treasury stock, at cost: 2003 — 1.6 shares	(65.0)	—	(65.0)
Unamortized deferred compensation	(90.4)	2.1	(88.3)

TOTAL STOCKHOLDERS’ EQUITY	$2,151.5	$(468.3)	$1,683.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,963.1	$128.5	$12,091.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	As of June 30, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
ASSETS:
Cash and cash equivalents	$700.1	$60.6	$760.7
Short-term marketable securities	—	19.6	19.6
Accounts receivable, net of allowance of $157.9	4,681.4	27.9	4,709.3
Expenditures billable to clients	414.8	32.4	447.2
Deferred income taxes	69.4	72.0	141.4
Prepaid expenses and other current assets	452.5	(34.0)	418.5
Assets held for sale	452.2	—	452.2

Total current assets	6,770.4	178.5	6,948.9
Land, buildings and equipment, net	740.0	35.3	775.3
Deferred income taxes	516.3	64.1	580.4
Investments	352.2	(19.7)	332.5
Goodwill	3,399.3	(46.0)	3,353.3
Other intangible assets, net of amortization	43.6	(0.2)	43.4
Other assets	274.9	(3.2)	271.7

Total non-current assets	5,326.3	30.3	5,356.6

TOTAL ASSETS	$12,096.7	$208.8	$12,305.5

LIABILITIES:
Accounts payable	$5,282.7	$419.6	$5,702.3
Accrued liabilities	1,036.6	141.9	1,178.5
Short-term debt	129.5	43.3	172.8
Liabilities held for sale	149.0	—	149.0

Total current liabilities	6,597.8	604.8	7,202.6
Long-term debt	2,587.1	6.3	2,593.4
Deferred compensation and employee benefits	547.4	10.0	557.4
Other non-current liabilities	75.9	100.6	176.5
Minority interests in consolidated subsidiaries	63.0	(6.0)	57.0

Total non-current liabilities	3,273.4	110.9	3,384.3

TOTAL LIABILITIES	$9,871.2	$715.7	$10,586.9

Commitments and contingencies (Note 19)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0
shares issued: 2003 — 391.1	—	—	—
shares outstanding: 2003 — 391.0	39.1	—	39.1
Additional paid-in capital	1,742.9	0.7	1,743.6
Retained earnings (deficit)	835.9	(497.7)	338.2
Accumulated other comprehensive loss, net of tax	(297.5)	(12.0)	(309.5)

	2,320.4	(509.0)	1,811.4
Less:
Treasury stock, at cost: 2003 — 0.1 shares	(11.3)	—	(11.3)
Unamortized deferred compensation	(83.6)	2.1	(81.5)

TOTAL STOCKHOLDERS’ EQUITY	$2,225.5	$(506.9)	$1,718.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,096.7	$208.8	$12,305.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	As of September 30, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
ASSETS:
Cash and cash equivalents	$695.5	$40.6	$736.1
Short-term marketable securities	—	15.5	15.5
Accounts receivable, net of allowance of $163.6	4,474.9	26.0	4,500.9
Expenditures billable to clients	389.1	33.2	422.3
Deferred income taxes	41.7	75.0	49.2
Prepaid expenses and other current assets	411.9	(26.9)	385.0

Total current assets	6,013.1	95.9	6,176.5
Land, buildings and equipment, net	713.8	34.1	747.9
Deferred income taxes	610.5	65.8	676.3
Investments	371.0	3.3	374.3
Goodwill	3,241.1	(40.5)	3,200.6
Other intangible assets, net of amortization	40.1	0.5	40.6
Other assets	282.5	(3.0)	279.5

Total non-current assets	5,259.0	60.1	$5,319.2

TOTAL ASSETS	$11,272.1	$223.6	$11,495.7

LIABILITIES:
Accounts payable	$4,889.0	$461.8	$5,350.8
Accrued liabilities	1,092.1	160.3	1,252.4
Short-term debt	326.9	26.5	353.4

Total current liabilities	6,308.0	648.6	6,956.6
Long-term debt	2,191.0	6.9	2,197.9
Deferred compensation and employee benefits	576.8	9.4	586.2
Other non-current liabilities	190.5	116.5	307.0
Minority interests in consolidated subsidiaries	64.7	(6.2)	58.5

Total non-current liabilities	3,023.0	126.6	3,149.6

TOTAL LIABILITIES	$9,331.0	$775.2	$10,106.2

Commitments and contingencies (Note 19)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0
shares issued: 2003 — 392.0
shares outstanding: 2003 — 391.7	39.2	—	39.2
Additional paid-in capital	1,752.6	0.7	1,753.3
Retained earnings (deficit)	508.8	(545.0)	(36.2)
Accumulated other comprehensive loss, net of tax	(274.5)	(9.4)	(283.9)

	2,026.1	(553.7)	1,473.4
Less:
Treasury stock, at cost: 2003 — 0.3 shares	(11.3)	—	(11.3)
Unamortized deferred compensation	(73.7)	2.1	(71.6)

TOTAL STOCKHOLDERS’ EQUITY	$1,941.1	$(551.6)	$1,390.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,272.1	$223.6	$11,495.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended March 31, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(347.1)	$4.8	$(342.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(39.0)	—	(39.0)
Capital expenditures	(37.8)	—	(37.8)
Proceeds from sales of businesses and fixed assets	17.1	0.3	17.4
Proceeds from sales of investments	3.9	—	3.9
Purchases of investments	(7.2)	—	(7.2)
Maturities of short-term marketable securities	13.0	358.0	371.0
Purchases of short-term marketable securities	(14.8)	(455.7)	(470.5)
Proceeds from the sale of discontinued operations, net of cash sold	—	—	—

Net cash used in investing activities	(64.8)	(97.4)	(162.2)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Increase (decrease) in short-term bank borrowings	59.8	0.5	60.4
Payments of long-term debt	(244.4)	—	(244.4)
Proceeds from long-term debt	0.5	—	0.5
Preferred stock issuance costs	(0.8)	—	(0.8)
Preferred stock dividends	(4.8)	—	(4.8)
Common stock transaction	(2.3)	—	(2.3)
Distributions to minority interests	(2.7)	—	(2.7)
Contributions from unconsolidated affiliates	4.9	—	4.9

Net cash used in financing activities from continuing operations	(189.8)	0.5	(189.2)

Effect of exchange rates on cash and cash equivalents	(8.7)	3.1	(5.7)

Decrease in cash and cash equivalents	(610.4)	(89.0)	(699.4)
Cash and cash equivalents at beginning of year	2,005.7	(133.8)	1,871.9

Cash and cash equivalents at end of period	$1,395.3	$(222.8)	$1,172.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Six Months Ended June 30, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(116.8)	$15.5	$(101.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(136.3)	—	(136.3)
Capital expenditures	(77.5)	—	(77.5)
Proceeds from sales of businesses and fixed assets	28.9	0.3	29.2
Proceeds from sales of investments	10.6	—	10.6
Purchases of investments	(10.3)	0.1	(10.2)
Maturities of short-term marketable securities	43.2	532.6	575.8
Purchases of short-term marketable securities	(35.4)	(877.5)	(912.9)

Net cash used in investing activities	(176.8)	(344.5)	(521.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term bank borrowings	(5.1)	28.5	23.4
Payments of long-term debt	(244.7)	—	(244.7)
Proceeds from long-term debt	0.5	—	0.5
Debt issuance costs	(2.3)	—	(2.3)
Preferred stock dividends	(9.8)	—	(9.8)
Issuance of common stock	0.9	(0.8)	0.1
Distributions to minority interests	(10.9)	—	(10.9)
Contributions from unconsolidated affiliates	6.1	—	6.1

Net cash (used in) financing activities	(265.3)	27.7	(237.6)

Effect of exchange rates on cash and cash equivalents	(12.5)	(0.2)	(12.7)

Decrease in cash and cash equivalents	(571.4)	(301.5)	(872.9)
Cash and cash equivalents at beginning of year	2,005.7	(133.8)	1,871.9

Cash and cash equivalents at end of period	$1,434.3	$(435.3)	$999.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Nine Months Ended September 30, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in by operating activities	$(126.3)	11.1	(115.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(143.8)	—	(143.8)
Capital expenditures	(119.3)	—	(119.3)
Proceeds from sales of businesses and fixed assets	28.2	(0.1)	28.1
Proceeds from sales of investments	22.9	—	22.9
Purchases of investments	(15.8)	(0.1)	(15.9)
Maturities of short-term marketable securities	56.8	808.2	865.0
Purchases of short-term marketable securities	(39.9)	(1,027.6)	(1,067.5)
Proceeds from the sale of discontinued operations, net of cash sold	10.0	—	10.0

Net cash used in investing activities	(200.9)	(219.6)	(420.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term bank borrowings	34.5	(31.4)	3.1
Payments of long-term debt	(245.1)	—	(245.1)
Proceeds from long-term debt	1.0	—	1.0
Debt issuance costs	(2.3)	—	(2.3)
Preferred stock dividends	(14.8)	—	(14.8)
Issuance of common stock	1.5	(0.8)	0.7
Distributions to minority interests	(17.3)	—	(17.3)
Contributions from unconsolidated affiliates	6.8	—	6.8

Net cash (used in) financing activities from continuing operations	(235.7)	(32.2)	(267.9)

Effect of exchange rates on cash and cash equivalents	(4.3)	—	(4.3)

Decrease in cash and cash equivalents	(567.2)	(240.7)	(807.9)
Cash and cash equivalents at beginning of year	2,005.7	(133.8)	1,871.9

Cash and cash equivalents at end of period	$1,438.5	$(374.5)	$1,064.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended March 31, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net cash used in operating activities from continuing operations	$(278.1)	$1.6	$(276.5)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions, including deferred payments, net of cash acquired	(52.9)	9.4	(43.5)
Capital expenditures	(29.6)	—	(29.6)
Proceeds from sales of businesses and fixed assets	6.9	—	6.9
Proceeds from sales of investments	14.2	—	14.2
Purchases of investments	(17.0)	(3.2)	(20.2)
Maturities of short-term marketable securities	11.2	—	11.2
Purchases of short-term marketable securities	(18.7)	13.0	(5.7)

Net cash used in investing activities from continuing operations	(85.9)	19.2	(66.7)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Decrease in short-term bank borrowings	(164.3)	(17.6)	(181.9)
Payments of long-term debt	(0.7)	—	(0.7)
Proceeds from long-term debt	800.7		800.7
Debt issuance costs and consent fees	(22.6)	—	(22.6)
Issuance of common stock	2.9	—	2.9
Distributions to minority interests	(0.2)	—	(0.2)
Contributions from unconsolidated affiliates	1.0	—	1.0

Net cash provided by financing activities from continuing operations	616.8	(17.6)	599.2

Effect of exchange rates on cash and cash equivalents	15.3	(1.4)	13.9
Net cash used in discontinued operations	(12.9)	—	(12.9)

Increase in cash and cash equivalents	255.2	1.8	257.0
Cash and cash equivalents at beginning of year	933.0	20.2	953.2

Cash and cash equivalents at end of period	$1,188.2	$22.0	$1,210.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Six Months Ended June 30, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net cash used in operating activities from continuing operations	$(19.8)	$(3.6)	$(23.4)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions, including deferred payments, net of cash acquired	(141.3)	10.9	(130.4)
Capital expenditures	(72.1)		(72.1)
Proceeds from sales of businesses and fixed assets	3.9		3.9
Proceeds from sales of investments	21.3		21.3
Purchases of investments	(37.6)		(37.6)
Maturities of short-term marketable securities	17.2	11.7	28.9
Purchases of short-term marketable securities	(27.8)	—	(27.8)

Net cash used in investing activities from continuing operations	(236.4)	22.6	(213.8)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Decrease in short-term bank borrowings	(209.1)	22.6	(186.5)
Payments of long-term debt	(581.4)	—	(581.4)
Proceeds from long-term debt	800.9	—	800.9
Proceeds from termination of interest rate swaps	—	—	—
Debt issuance costs	(26.9)	—	(26.9)
Issuance of common stock	8.0	—	8.0
Distributions to minority interests	(7.4)	—	(7.4)
Contributions from unconsolidated affiliates	0.5	—	0.5

Net cash (used in) provided by financing activities from continuing operations	(15.4)	22.6	7.2

Effect of exchange rates on cash and cash equivalents	52.1	(1.2)	50.9
Net cash used in discontinued operations	(13.4)	—	(13.4)

Decrease in cash and cash equivalents	(232.9)	40.4	(192.5)
Cash and cash equivalents at beginning of year	933.0	20.2	953.2

Cash and cash equivalents at end of period	$700.1	$60.6	$760.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Nine Months Ended September 30, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net cash used in operating activities from continuing operations	$(154.0)	$1.0	$(153.0)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions, including deferred payments, net of cash acquired	(194.0)	0.7	(193.3)
Capital expenditures	(94.2)	—	(94.2)
Proceeds from sales of businesses and fixed assets	17.4	—	17.4
Proceeds from sales of investments	25.2	—	25.2
Purchases of investments	(30.9)	—	(30.9)
Maturities of short-term marketable securities	26.3	13.3	39.6
Purchases of short-term marketable securities	(34.3)	—	(34.3)
Proceeds from the sale of discontinued operations, net of cash sold	376.7	—	376.7

Net cash provided by investing activities from continuing operations	92.2	14.0	106.2

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Decrease in short-term bank borrowings	(243.4)	4.7	(238.7)
Payments of long-term debt	(743.4)	2.1	(741.3)
Proceeds from long-term debt	800.8	—	800.8
Debt issuance costs	(27.5)	—	(27.5)
Issuance of common stock	3.1	—	3.1
Distributions to minority interests	(12.5)	—	(12.5)
Contributions from unconsolidated affiliates	0.5	—	0.5

Net cash (used in) financing activities from continuing operations	(222.4)	6.8	(215.6)

Effect of exchange rates on cash and cash equivalents	60.1	(1.4)	58.7
Net cash (used in) discontinued operations	(13.4)	—	(13.4)

Decrease in cash and cash equivalents	(237.5)	20.4	(217.1)
Cash and cash equivalents at beginning of year	933.0	20.2	953.2

Cash and cash equivalents at end of period	$695.5	$40.6	$736.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The following tables summarize, for each of the quarters and for each of the interim balance sheet dates presented, the impact of each category of adjustment on previously reported revenue; net income (loss) from continuing operations and earnings per share; and assets, liabilities and retained earnings.

	Impact of Adjustments on Revenue

	3/31/2004	6/30/2004	9/30/2004	3/31/2003	6/30/2003	9/30/2003	12/31/2003

As previously reported	$1,395.1	$1,544.1	$1,508.8	$1,315.7	$1,499.4	$1,418.9	$1,629.4
Revenue Recognition Related to Vendor Discounts or Credits	(7.2)	(11.6)	(8.7)	(0.1)	(3.5)	(4.5)	(42.5)
Revenue Recognition related to Customer Contracts	(48.6)	(71.4)	(27.9)	(96.5)	(61.6)	(45.2)	184.6
Accounting for Out-of-Pocket Expenses	—	—	—	—	—	—	—
Gross versus Net Revenue Presentation	47.9	51.5	38.6	84.7	104.2	80.4	86.3
Internal Investigations	(1.9)	(3.3)	0.2	(0.8)	(0.8)	(1.1)	(4.5)
Other Adjustments	4.1	3.5	8.1	7.0	5.1	3.7	3.4

Total Adjustments	(5.7)	(31.3)	10.3	(5.7)	43.4	33.3	227.3

As restated	$1,389.4	$1,512.8	$1,519.1	$1,310.0	$1,542.8	$1,452.2	$1,856.7

	Impact of Adjustments on Net Income (Loss) from Continuing Operations and Earnings per Share

	For the Quarter Ended March 31, 2004			For the Quarter Ended March 31, 2003

		Basic Earnings			Basic Earnings
		(Loss) Per	Diluted Earnings		(Loss) Per	Diluted Earnings
		Share of	(Loss) Per		Share of	(Loss) Per
	Net Income	Common	Share of	Net Income	Common	Share of
	(Loss)	Stock	Common Stock	(Loss)	Stock	Common Stock

As previously reported	$(21.7)	$(0.05)	$(0.05)	$(11.2)	$(0.03)	$(0.03)
Revenue Recognition Related to Vendor Discounts or Credits	(6.3)	(0.02)	(0.02)	(1.1)	—	—
Revenue Recognition Related to Customer Contracts	(46.8)	(0.11)	(0.11)	(99.7)	(0.26)	(0.26)
Future Obligations Related to Prior Acquisitions	(3.1)	(0.01)	(0.01)	(3.3)	(0.01)	(0.01)
Internal Investigations	(4.2)	(0.01)	(0.01)	(2.3)	(0.01)	(0.01)
International Compensation Arrangements	(2.5)	—	—	(2.5)	—	—
Accounting for Leases	1.8	—	—	(5.0)	(0.01)	(0.01)
Other Adjustments	(5.8)	(0.01)	(0.01)	32.2	0.08	0.08

Total Restatement Adjustments	(66.9)	(0.16)	(0.16)	(81.7)	(0.21)	(0.21)

As restated	$(88.6)	$(0.21)	$(0.21)	$(92.9)	$(0.24)	$(0.24)

Weighted-average shares:		413.3	413.3		381.8	381.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Impact of Adjustments on Net Income (Loss) from Continuing Operations and Earnings per Share

	For the Quarter Ended June 30, 2004			For the Quarter Ended June 30, 2003

		Basic Earnings			Basic Earnings
		(Loss) Per	Diluted Earnings		(Loss) Per	Diluted Earnings
		Share of	(Loss) Per		Share of	(Loss) Per
	Net Income	Common	Share of	Net Income	Common	Share of
	(Loss)	Stock	Common Stock	(Loss)	Stock	Common Stock

As previously reported	$(10.4)	$0.03	$0.03	$(23.0)	$(0.06)	$(0.06)
Revenue Recognition Related to Vendor Discounts or Credits	(13.0)	—	—	(4.2)	(0.01)	(0.01)
Revenue Recognition Related to Customer Contracts	(72.2)	(0.2)	(0.2)	(61.0)	(0.16)	(0.16)
Future Obligations Related to Prior Acquisitions	0.7	—	—	(3.3)	(0.01)	(0.01)
Pre-Acquisition Earnings	—	—	—	—	—	—
Internal Investigations	(5.6)	—	—	(2.5)	(0.01)	(0.01)
International Compensation Arrangements	(2.4)	—	—	(2.4)	(0.01)	(0.01)
Accounting for Leases	(0.6)	—	—	(4.4)	(0.01)	(0.01)
Other Adjustments	10.12	0.02	0.02	20.60	0.05	0.05
Goodwill and Investment Impairment	—	—	—	—	—	—

Total Restatement Adjustments	(83.0)	(0.2)	(0.2)	(57.2)	(0.15)	(0.15)

As restated	$(93.4)	$(0.23)	$(0.23)	$(80.2)	$(0.21)	$(0.21)

Weighted-average shares:		414.6	414.6		384.3	384.3

	Impact of Adjustments on Net Income (Loss) from Continuing Operations and Earnings per Share

	For the Quarter Ended September 30, 2004			For the Quarter Ended September 30, 2003

		Basic Earnings			Basic Earnings
		(Loss) Per	Diluted Earnings		(Loss) Per	Diluted Earnings
		Share of	(Loss) Per		Share of	(Loss) Per
	Net Income	Common	Share of	Net Income	Common	Share of
	(Loss)	Stock	Common Stock	(Loss)	Stock	Common Stock

As previously reported	$(589.9)	$(1.42)	$(1.42)	$(416.2)	$(1.08)	$(1.08)
Revenue Recognition Related to Vendor Discounts or Credits	(14.7)	—	—	(3.8)	(0.01)	(0.01)
Revenue Recognition Related to Customer Contracts	(35.2)	(0.1)	(0.1)	(40.7)	(0.11)	(0.11)
Future Obligations Related to Prior Acquisitions	(0.6)	—	—	(15.1)	(0.04)	(0.04)
Pre-Acquisition Earnings	—	—	—	—	—	—
Internal Investigations	2.6	—	—	(2.8)	(0.01)	(0.01)
International Compensation Arrangements	(2.1)	—	—	(2.3)	(0.01)	(0.01)
Accounting for Leases	(2.4)	—	—	2.5	0.01	0.01
Other Adjustments	(10.9)	—	—	15.0	—4	—4
Goodwill and Investment Impairment	145.2	0.3	0.3	—	—	—

Total Restatement Adjustments	81.9	0.2	0.2	(47.2)	(0.12)	(0.12)

As restated	$(508.0)	$(1.22)	$(1.22)	$(463.4)	$(1.20)	$(1.20)

Weighted-average shares:		415.4	415.4		385.8	385.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Impact of Adjustments on Net Income (Loss) from
	Continuing Operations and Earnings per Share

	For the Quarter Ended December 31, 2003

		Basic Earnings	Diluted Earnings
	Net Income	(Loss) Per Share of	(Loss) Per Share of
	(Loss)	Common Stock	Common Stock

As previously reported	$(102.5)	$(0.26)	$(0.26)
Revenue Recognition Related to Vendor Discounts or Credits	(36.3)	(0.09)	(0.09)
Revenue Recognition Related to Customer Contracts	185.5	0.47	0.47
Future Obligations Related to Prior Acquisitions	(2.4)	(0.01)	(0.01)
Internal Investigations	(10.9)	(0.03)	(0.03)
International Compensation Arrangements	(1.6)	(0.00)	(0.00)
Accounting for Leases	4.3	0.01	0.01
Other Adjustments	(39.7)	(0.10)	(0.10)

Total Restatement Adjustments	98.9	0.25	0.25

As restated	$(3.6)	(0.01)	(0.01)

Weighted-average shares:		390.3	390.3

	Impact of Adjustments on Consolidated Balance Sheet Accounts

	As of March 31, 2004			As of March 31, 2003

		Total	Stockholders’		Total	Stockholders’
	Total Assets	Liabilities	Equity	Total Assets	Liabilities	Equity

As previously reported	$11,700.5	$9,133.4	$2,567.1	$11,963.1	$9,811.6	$2,151.5
Revenue Recognition Related to Vendor Discounts or Credits	37.2	207.2	(170.0)	25.6	131.2	(105.6)
Revenue Recognition Related to Customer Contracts	36.4	172.1	(135.7)	32.2	196.6	(164.4)
Future Obligations Related to Prior Acquisitions	(2.4)	67.1	(69.5)	(5.0)	40.6	(45.5)
Pre-Acquisition Earnings	(38.5)	(2.6)	(36.0)	(38.3)	(2.6)	(35.7)
Internal Investigations	(0.5)	55.5	(56.0)	(3.5)	30.2	(33.7)
International Compensation Arrangements	2.7	31.6	(28.9)	2.0	22.0	(20.0)
Accounting for Leases	37.7	64.8	(27.2)	48.2	76.9	(28.6)
Other Adjustments	118.4	148.9	(30.3)	67.3	101.9	(34.8)
Total Adjustments	191.0	744.6	(553.6)	128.5	596.8	(468.3)

As restated	$11,891.5	$9,878.0	$2,013.5	$12,091.6	$10,408.4	$1,683.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Impacts of Adjustments on Consolidated Balance Sheet Accounts

	As of June 30, 2004			As of June 30, 2003

		Total	Stockholders’		Total	Stockholders’
	Total Assets	Liabilities	Equity	Total Assets	Liabilities	Equity

As previously reported	$12,156.2	$9,593.8	$2,562.4	$12,096.7	$9,871.2	$2,225.5
Revenue Recognition Related to Vendor Discounts or Credits	36.4	217.6	(181.2)	25.4	139.5	(114.0)
Revenue Recognition Related to Customer Contracts	32.2	238.6	(206.3)	28.7	258.3	(229.5)
Future Obligations Related to Prior Acquisitions	(1.0)	68.6	(69.6)	(5.0)	43.9	(48.9)
Pre-Acquisition Earnings	(38.5)	(2.6)	(35.9)	(38.4)	(2.6)	(35.8)
Internal Investigations	3.5	64.4	(60.9)	(3.4)	33.6	(37.0)
International Compensation Arrangements	—	34.1	(34.1)	2.0	24.4	(22.4)
Accounting for Leases	37.4	64.8	(27.4)	47.3	81.1	(33.8)
Other Adjustments	162.1	180.5	(18.1)	152.2	137.6	14.5
Goodwill and Investment Impairment	—	—	—	—	—	—
Total Adjustments	232.5	866.0	(633.5)	208.8	715.7	(506.9)

As restated	$12,388.7	$10,459.8	$1,928.9	$12,305.5	$10,586.9	$1,718.6

	Impacts of Adjustments on Consolidated Balance Sheet Accounts

	As of September 30, 2004			As of September 30, 2003

		Total	Stockholders’		Total	Stockholders’
	Total Assets	Liabilities	Equity	Total Assets	Liabilities	Equity

As previously reported	$11,202.3	$9,200.5	$2,001.8	$11,272.1	$9,331.0	$1,941.1
Revenue Recognition Related to Vendor Discounts or Credits	31.7	228.4	(196.7)	26.1	144.3	(118.3)
Revenue Recognition Related to Customer Contracts	21.3	264.7	(243.4)	26.7	299.6	(272.9)
Future Obligations Related to Prior Acquisitions	(1.4)	68.8	(70.2)	(2.3)	61.7	(64.0)
Pre-Acquisition Earnings	(38.5)	(2.6)	(36.0)	(38.4)	(2.6)	(35.8)
Internal Investigations	12.2	71.1	(58.9)	(0.2)	39.7	(39.9)
International Compensation Arrangements	—	36.6	(36.6)	2.0	26.8	(24.7)
Accounting for Leases	32.1	62.0	(29.9)	45.9	77.6	(31.7)
Other Adjustments	94.7	118.2	(23.5)	163.9	128.2	35.7
Goodwill and Investment Impairment	145.2	—	145.2	—	—	—
Total Adjustments	297.2	847.1	(549.9)	223.6	775.2	(551.6)

As restated	$11,499.5	$10,047.6	$1,451.9	$11,495.7	$10,106.2	$1,389.5

SCHEDULE II — 1 of 2
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2004

Column A	Column B	Column C	Column D		Column E		Column F

	Additions/(Deductions)

	Balance at	Charged to	Charged				Balance
	Beginning	Costs &	to Other				at End
Description	of Period	Expenses	Accounts		Deductions		of Period

	(Amounts in millions)
Allowance for Doubtful Accounts — deducted from Accounts Receivable in the Consolidated Balance Sheet:
2004	$134.1	$36.7	$—	(1)	$(3.0	)(4)	$136.1
			$(0.8	) (2)	$(45.6	) (5)
			$6.8	(3)	$7.9	(6)
2003 (Restated)	$138.3	$32.6	$8.5	(1)	$(2.3	)(4)	$134.1
			$(2.1	) (2)	$(34.0	) (5)
					$(6.9	)(6)
2002 (Restated)	$89.0	$74.7	$0.1	(1)	$(45.4	) (5)	$138.3
			$1.8	(2)	$0.9	(6)
			$17.2	(3)

(1)	Allowance for doubtful accounts of acquired and newly consolidated companies.

(2)	Miscellaneous.

(3)	Reclassifications.

(4)	Dispositions.

(5)	Principally amounts written off.

(6)	Foreign currency translation adjustment.

SCHEDULE II — 2 of 2
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2004

Column A	Column B	Column C	Column D		Column E	Column F

	Additions

	Balance at	Charged to	Charged			Balance
	Beginning	Costs &	to Other			at End
Description	of Period	Expenses	Accounts		Deductions	of Period

	(Amounts in millions)
Valuation Allowance — deducted from Deferred Income Taxes on the Consolidated Balance Sheet:
2004	$252.6	$236.0	$—		$—	$488.6
2003 (Restated)	$123.9	$111.4	$17.3	(1)	$—	$252.6
2002 (Restated)	$96.4	$27.5	$—		$—	$123.9

(1)	Included in discontinued operations related to NFO.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      Management’s Assessment on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm located in Item 8 are incorporated by reference herein.
Disclosure controls and procedures
      We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Our evaluation has disclosed numerous material weaknesses in our internal control over financial reporting as noted in Management’s Assessment on Internal Control over Financial Reporting located in Item 8. Material weaknesses in internal controls may also constitute deficiencies in our disclosure controls. Based on an evaluation of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective. However, based on significant work performed to date, management believes that there are no material inaccuracies or omissions of material fact in this 2004 annual report. Management, to the best of its knowledge, believes that the financial statements contained in the 2004 annual report are fairly presented in all material respects.
      There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in internal control over financial reporting
      We have assessed our internal control over financial reporting as of December 31, 2004 and reported on our assessment in Item 8 of this report. In connection with that assessment, we have begun to implement a plan to extensively change our internal controls, as described in Management’s Assessment on Internal Control Over Financial Reporting located in Item 8.

PART III

Item 10.	Directors and Executive Officers of Interpublic
      Below follows the information disclosed in accordance with Item 401 of Regulation S-K of the SEC as required by Item 10 of Form 10-K with respect to our directors and executive officers as of August 31, 2005.
Directors of Interpublic
      The following information with respect to the principal occupation or employment, recent employment history, age and directorships in other companies is as of August 31, 2005, and has been furnished or confirmed to us by the respective directors. The information provided also identifies the committees of the Board of Directors on which each director serves. Our directors will hold office until our next Annual Meeting of Stockholders and until their successors are elected and qualify or until their earlier death, resignation or removal.
      DAVID A. BELL became Co-Chairman of Interpublic, effective January 19, 2005. Prior to that time, Mr. Bell served as our President and Chief Executive Officer, effective July 13, 2004. Mr. Bell was Chairman of the Board, President and Chief Executive Officer of Interpublic from February 2003 through July 2004. Prior to that time, he was our Vice Chairman from June 2001 to February 2003. Mr. Bell also served as one of our directors between June 2001 and February 2002. Mr. Bell served as Chairman and Chief Executive Officer of True North Communications, Inc. (“True North”) from April 1999 through June 2001. Mr. Bell has been a member of the Board of Directors since February 2003. He is a director of Primedia Inc. and Warnaco Inc. Age 62.

Chairman of the Executive Committee.
      FRANK J. BORELLI has been a Senior Adviser to MMC Capital, a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. (“Marsh & McLennan”) since his retirement on January 2, 2001. Prior to that time he was Senior Vice President of Marsh & McLennan from January through December 2000 and was Senior Vice President and Chief Financial Officer from 1984 through 1999. He is a director of Express Scripts, Inc. and was a director of Marsh & McLennan until September 30, 2000. Mr. Borelli is past Chairman and director of the Financial Executives International and is also a member of the Board of Trustees of the National Multiple Sclerosis Society, a Trustee of St. Thomas Aquinas College and Chairman of the Nyack Hospital. Mr. Borelli has been a member of the Board of Directors since 1995. Age 68.

Presiding Director. Member of the Executive Committee.
      REGINALD K. BRACK is the Former Chairman and Chief Executive Officer of Time, Inc. From September 1994 to June 1997, Mr. Brack was Chairman of Time, Inc. and was its Chairman, President and Chief Executive Officer from December 1986 until August 1994. Mr. Brack is also a director of Quebecor World, Inc. Mr. Brack has been a member of the Board of Directors since 1996. Age 66.

Chairman of the Compensation Committee. Member of the Audit, Executive and Corporate Governance Committees.
      JILL M. CONSIDINE has been Chairman and Chief Executive Officer of The Depository Trust & Clearing Corporation since 1999. The Depository Trust & Clearing Corporation is a holding company that is the parent of various securities clearing corporations and The Depository Trust Company, which is a large securities depository limited purpose trust company and clearing corporation. She was President of the New York Clearing House Association from 1993 to 1998. Ms. Considine served as Managing Director, Chief Administrative Officer and a member of the Board of Directors of American Express Bank, Ltd. from 1991 to 1993. She is a trustee of Atlantic Mutual Insurance Companies. She also is a director of Ambac Financial Group, Inc. Ms. Considine has been a member of the Board of Directors since February 1997. Age 60.

Chairman of the Corporate Governance Committee. Member of the Audit and Finance Committees.
      JOHN J. DOONER, JR. became Chairman and Chief Executive Officer of Interpublic’s McCann-Erickson WorldGroup, effective February 27, 2003. Prior to that time, Mr. Dooner served as Chairman of the Board, President and Chief Executive Officer of Interpublic from December 2000 to February 2003. Mr. Dooner was President and Chief Operating Officer of Interpublic from April 1, 2000 through December 14, 2000. Mr. Dooner was Chairman and Chief Executive Officer of McCann-Erickson WorldGroup from 1995 through March 2000 and previously was Chief Executive Officer of McCann-Erickson Advertising Worldwide from 1994 to 1995. From 1992 to 1994, Mr. Dooner was President of McCann-Erickson Advertising Worldwide. He served as President of McCann-Erickson North America from 1988 to 1992. Mr. Dooner has been a member of the Board of Directors since 1995. Age 57.

Member of the Finance Committee.
      RICHARD A. GOLDSTEIN became Chairman and Chief Executive Officer of International Flavors & Fragrances Inc. in June 2000. He served as Business Group President of Unilever North American Foods from 1996 to June 2000 and as President and Chief Executive Officer of Unilever United States, Inc. from 1989 to June 2000. Prior to that time, Mr. Goldstein served as Chairman and Chief Executive Officer of Unilever Canada Limited from 1984 to 1989. He also is a director of Fiduciary Trust Company International and Continuum Health Partners. Mr. Goldstein has been a member of the Board of Directors since 2001. Age 63.

Chairman of the Finance and Audit Committees. Member of the Corporate Governance Committee.
      H. JOHN GREENIAUS has been President of G-Force, Inc. since 1998. He was Chairman and Chief Executive Officer of Nabisco, Inc. from 1993 through 1997. Mr. Greeniaus has been a member of the Board of Directors since December 2001. He is a director of Primedia Inc. Age 60.

Member of the Audit, Compensation and Finance Committees.
      MICHAEL I. ROTH became our Chairman of the Board and Chief Executive Officer, effective January 19, 2005. Prior to that time Mr. Roth served as our Chairman of the Board from July 13, 2004 to January 2005. Mr. Roth served as Chairman and Chief Executive Officer of The MONY Group Inc. from February 1994 to June 2004. Mr. Roth has been a member of the Board of Directors since February 2002. He is also a director of Pitney Bowes Inc. and Gaylord Entertainment Company. Age 59.
      J. PHILLIP SAMPER has been Founding Partner of Gabriel Venture Partners L.L.C. since December 1998 and was Chief Executive Officer and President of Avistar Systems Corp. from 1997 to October 1998. Prior to that time, Mr. Samper was Chairman, Chief Executive Officer and President of Quadlux, Inc. from 1996 to 1997. He was Chairman and Chief Executive Officer of Cray Research, Inc. during 1995 and was President of Sun Microsystems Computer Corporation from 1994 to 1995. Mr. Samper was Vice Chairman and Executive Officer of the Eastman Kodak Company from 1986 to 1989 and a member of the Board of Directors from 1983 to 1989. He was President and Chief Executive Officer of Kinder-Care Learning Centers from 1990 to 1991. Mr. Samper has been a member of the Board of Directors since 1990. Age 70.

Member of the Audit, Compensation and Corporate Governance Committees.
      DAVID M. THOMAS has been the Executive Chairman of IMS Health Inc. (“IMS”) since January 2005. From November 2000 until January 2005, Mr. Thomas served as Chairman and Chief Executive Officer of IMS. Prior to joining IMS, Mr. Thomas was Senior Vice President and Group Executive of IBM from January 1998 to July 2000. Mr. Thomas is a director of Fortune Brands Inc. Mr. Thomas has been a member of the Board of Directors since October 2004. Age 55.

Member of the Audit and Corporate Governance Committees.
Executive Officers of Interpublic

Name	Age	Office

Michael I. Roth(1)	59	Chairman of the Board and Chief Executive Officer
David A. Bell(1)	62	Co-Chairman
Nicholas J. Camera	58	Senior Vice President, General Counsel and Secretary
Albert S. Conte	55	Senior Vice President, Taxes and General Tax Counsel
Nicholas S. Cyprus	52	Senior Vice President, Controller and Chief Accounting Officer
Thomas A. Dowling	54	Senior Vice President, Chief Risk Officer
Stephen Gatfield	47	Executive Vice President, Global Operations and Innovation
Philippe Krakowsky	43	Senior Vice President, Director of Corporate Communications
Frank Mergenthaler	44	Executive Vice President and Chief Financial Officer
Timothy A. Sompolski	53	Executive Vice President, Chief Human Resources Officer

(1)	Also a Director
      On January 19, 2005, we announced that Michael Roth has succeeded David Bell as President and Chief Executive Officer. Mr. Roth had been Executive Chairman at Interpublic since July 2004. We also announced that Mr. Bell would serve as Co-Chairman and that Mr. Bell would retain his seat on our Board of Directors.
      There is no family relationship among any of the executive officers.
      For the employment histories for the past five years of Messrs. Roth and Bell, see Item 10. Directors and Executive Officers of Interpublic — Directors of Interpublic in this Annual Report.
      Mr. Camera was hired in May 1993. He was elected Vice President, Assistant General Counsel and Assistant Secretary in June 1994, Vice President, General Counsel and Secretary in December 1995, and Senior Vice President, General Counsel and Secretary in February 2000.
      Mr. Conte was hired in March 2000 as Senior Vice President, Taxes and General Tax Counsel. Prior to joining us, Mr. Conte served as Vice President, Senior Tax Counsel for Revlon Consumer Products Corporation from September 1987 to February 2000.
      Mr. Cyprus was hired in May 2004 as Senior Vice President, Controller and Chief Accounting Officer. Prior to joining us, Mr. Cyprus served as Vice President and Controller of AT&T from January 1999 to May 2004.
      Mr. Dowling was hired in January 2000 as Vice President and General Auditor. He was elected Senior Vice President, Financial Administration of Interpublic in February 2001, and Senior Vice President, Chief Risk Officer in November 2002. Prior to joining us, Mr. Dowling served as Vice President and General Auditor for Avon Products, Inc. from April 1992 to December 1999.
      Mr. Gatfield was hired in April 2004 as Executive Vice President, Global Operations and Innovation. Prior to joining us, he served as Chief Operating Officer from 2001 to 2004 and as Regional Managing Director for the Asia Pacific region from 1997 to 2000 for Leo Burnett Worldwide.

      Mr. Krakowsky was hired in January 2002 as Senior Vice President, Director of Corporate Communications. Prior to joining us, he served as Senior Vice President, Communications Director for Young & Rubicam from August 1996 to December 2000. During 2001, Mr. Krakowsky was complying with the terms of a non-competition agreement entered into with Young & Rubicam.
      Mr. Mergenthaler was hired in August 2005 as Executive Vice President and Chief Financial Officer. Prior to joining us, he served as Executive Vice President and Chief Financial Office for Columbia House Company from July 2002 to July 2005. Mr. Mergenthaler served as Senior Vice President and Deputy Chief Financial Officers for Vivendi Universal from December 2001 to March 2002. Prior to that time Mr. Mergenthaler was an executive at Seagram Company Ltd. from November 1996 to December 2001.
      Mr. Sompolski was hired in July 2004 as Executive Vice President, Chief Human Resources Officer. Prior to joining us, he served as Senior Vice President of Human Resources and Administration for Altria Group from November 1996 to January 2003.
      The table below provides membership information for our audit committee:

Name	Audit

Richard A. Goldstein	Chair
Reginald K. Brack	Member
Jill M. Considine	Member
H. John Greeniaus	Member
J. Phillip Samper	Member
David M. Thomas	Member
      The Board of Directors has determined that each member of the Audit Committee (i) qualifies as an “audit committee financial expert” within the meaning of applicable SEC rules and (ii) is independent under the independence standards set forth in Interpublic’s Corporate Governance Guidelines, and under the applicable rules of the SEC and the NYSE listing standards. The Audit Committee held seven meetings in 2004.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) requires our directors and executive officers, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC and the NYSE initial reports of beneficial ownership and reports of changes in beneficial ownership of our equity securities.
      To our knowledge, based upon the reports filed or written statements that no such reports were required to be filed during the fiscal year ended December 31, 2004, none of our directors or executive officers failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.
Code of Conduct
      We have adopted a code of ethics, known as the Code of Conduct, which applies to all of our employees and employees of our affiliates. Our Corporate Governance Guidelines provide that members of the Board of Directors and officers (which includes our Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions) must comply with the Code of Conduct. In addition, the Corporate Governance Guidelines state that the Board will not waive any provision of the Code of Conduct for any Director or executive officer. The Code of Conduct, including future amendments, is available free of charge on our website at http://www.interpublic.com or by writing to The Interpublic Group of Companies, Inc., 1114 Avenue of the Americas, New York, NY 10036, Attention: Secretary.

NYSE Certification
      In 2004, our CEO provided the Annual CEO Certification to the NYSE, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
Report of the Compensation Committee of the Board of Directors
Compensation Governance
      As the Compensation Committee, we are responsible for approving compensation awarded to senior corporate and operating executives, including the named executive officers, and authorizing all awards under Interpublic’s 2004 Performance Incentive Plan. We operate under a written charter adopted by the Board of Directors and available on Interpublic’s web site, and include three non-employee directors in accordance with the Committee’s Charter. Each Committee member qualifies as an independent director as defined by the New York Stock Exchange listing standards, a “non-employee director” under Rule 16b-3 under the Securities Exchange Act of 1934 and an “outside director” under Section 162(m) of the Internal Revenue Code.
      As a Committee, we approve policies under which compensation is paid or awarded to Interpublic’s executives, and individually review the performance and compensation levels of, and all compensation actions pertaining to, Interpublic’s senior executive group, including the Chairman and Chief Executive Officer. Annually, we evaluate and revise, as necessary, Interpublic’s compensation philosophy and approaches, including the fixed and variable elements of total compensation, and the design of incentive compensation programs.
      During 2004, we engaged Hewitt Associates to provide independent counsel to the Committee and Board on executive compensation and talent management matters, both generally and specific to our industry. Hewitt Associates’ selection was the result of a review of proposals from three highly-regarded firms, and represented a change from prior consulting relationships. We will assess this relationship annually.
      Working with the Committee and management, Hewitt Associates has provided valuable input to the Committee in the form of latest trends and policies noted in other world-class compensation committees and has provided independent perspectives on a wide variety of talent-related topics. Early in 2005, we completed a self-assessment of the Committee’s capabilities and performance and we intend to repeat this process annually.
Policy on Deductibility of Compensation
      Section 162(m) of the Internal Revenue Code limits to $1 million the tax deduction for compensation paid to the executive officers listed in Item 11 “Executive Compensation-Compensation of Executive Officers-Summary Compensation Table” of this annual report (the “named executive officers”). Compensation in excess of $1 million is deductible only if requirements are met that qualify the compensation as performance-based. Our policy is to comply with the requirements of Section 162(m) except where we determine that compliance is not in the best interests of Interpublic and its shareowners. Interpublic’s stock option grants currently meet the performance-based requirements under Section 162(m). Interpublic’s 2004 restricted stock grants do not meet the performance-based requirements under Section 162(m).
      The February 2005 grant of performance-based restricted shares, discussed below, to Mr. Roth exceeded the individual award limit under the 2004 Performance Incentive Plan, resulting in a portion of this award being non-tax deductible under 162(m). The Committee nevertheless concluded that this award was appropriate in light of Mr. Roth’s promotion, the degree of stretch inherent in the related performance objectives, and its preference for using performance-based restricted shares rather than time-vested restricted stock.

Compensation Philosophy
      Interpublic’s executive compensation programs have been designed to attract, retain and motivate the executive resources necessary to Interpublic’s long-term success and the creation of shareholder value. In evaluating and administering Interpublic’s executive compensation program, we are guided by three key principles:

•	Alignment with shareholders: Compensation should align the interests of executives and shareholders through the use of equity-based compensation and performance-based awards.

•	Performance-based: Compensation should emphasize pay-for-performance by placing a significant portion of total compensation “at risk,” the payout of which is tied to the financial performance of Interpublic and the achievement of other critical objectives.

•	Market-based: Total compensation levels should be competitive with those at other advertising and marketing service companies, and within other relevant executive labor markets as appropriate.
      We find it is more appropriate to compare our compensation programs to those of competitors for talent, rather than limit our focus to the companies that make up the Peer Group used in the Stock Performance Graph set forth in Item 11 “Executive Compensation-Five Year Performance Comparison” of this annual report. Important to this consideration is the limited amount of competitive pay data available for Interpublic’s direct competitors and the fact that, for some positions, Interpublic competes for executive talent within a broader labor market.
      Interpublic’s overall compensation program comprises three principal elements: base salary, annual incentives, and long-term incentives that include stock options and restricted stock awards. An overview of each of the major compensation program elements follows.
Base Salary
      Each year, we determine the base salaries for the Chairman and Chief Executive Officer, senior executive officers reporting to the Chief Executive Officer, and selected other senior executive positions. We consider several quantitative and qualitative factors when determining base salaries, including the executive’s individual performance, level of responsibility, tenure, prior experience, and a comparison to base salaries paid for comparable positions within Interpublic and multiple compensation survey groups comprising comparably-sized advertising, marketing, and general service industry companies with similar client focus and talent strategies. For many of the senior executives, salary is fixed by contract, which Interpublic has the ability to increase, but not decrease.
      For 2004, base salaries for Named Executive Officers were not increased.
Annual Incentives
      Annual incentive awards to senior executives are made under the shareholder-approved 2004 Performance Incentive Plan (the “2004 PIP”). For purposes of bonus awards, the executive officers of Interpublic participate in the Interpublic corporate bonus pool, unless they are affiliated with one of Interpublic’s operating units, in which case they participate in that operating subsidiary’s bonus pool. The 2004 PIP limits the bonus amount that may be earned by any one individual to $5 million. For named executive officers, awards are earned under Committee-approved formulas that meet the requirements for tax deductibility under Section 162(m) of the Internal Revenue Code, and we retain the right to exercise negative discretion and reduce the bonus amount based on our further assessment of performance for the previous calendar year.
      The size of 2004 bonus pool for corporate and the operating units reflected each unit’s specific operating results and progress toward improving future operating performance.

Long-Term Incentives
      Long-term incentive awards are made under the 2004 PIP. In 2004, we approved grants of stock options and/or restricted stock to officers and key employees of Interpublic and its subsidiaries. Such awards are designed to focus the recipients on the long-term performance of Interpublic and align their interests with our shareholders.
      Beginning in 2004, Interpublic has significantly shifted the long-term incentive mix away from stock options toward restricted stock and also dramatically reduced the number of stock option recipients. This shift was in response to labor market trends, changes in stock option accounting requirements that take affect in 2005, and our assessment of the appropriateness and effectiveness of the respective types of award for different employee groups. We intend to introduce performance-based stock awards for senior executives in 2005.
      Stock options, when granted are on such terms as are approved by our Committee, provided that the term of the option may not exceed ten years and the exercise price may not be less than the fair market price of the Common Stock on the date of grant. The majority of stock options granted in 2004, and all stock options granted to executive officers in 2004, vest in increments of one-third on the second, third and fourth anniversaries of the date of grant. Grants to the named executive officers are shown in Item 11. Executive Compensation-Compensation of Executive Officers-Stock Option Grants in 2004.
      The sale or transfer of shares granted as restricted stock are typically restricted for a period of three years from date of grant and are generally forfeited if the executive should leave the employment of Interpublic before the restrictions expire, unless we as a Committee determines otherwise.
      In determining grants of stock options and restricted stock, we consider each executive’s current total compensation, recent performance, expected future contributions and impact on shareholder value, equity grant history, and potential retention risk; competitive need to provide equity-based compensation to a given position; and Interpublic’s financial performance. We also review outside survey data that describe the equity grant practices within Interpublic’s relevant labor markets.
Other Programs
      Interpublic also provides its officers and key managers with life and medical insurance, retirement savings and compensation deferral programs, perquisites, and other benefits that are competitive with market practices (described in greater detail in Item 11. “Executive Compensation” of this annual report). As part of our review of senior executive compensation, we assess the appropriateness of these plans and the level of participation annually.
CEO and Chairman Compensation and Evaluation
      For 2004, we elected not to adjust Mr. Bell’s salary and it remained at $1,000,000 for the year. After considering Interpublic’s 2004 financial performance, including reviewing performance relative to Earnings per Share (EPS) and revenue objectives, we decided not to grant Mr. Bell an annual incentive award for 2004.
      In May 2004, we awarded Mr. Bell 124,466 shares of restricted stock, which vest in full three years after the grant date. In addition, the Committee awarded Mr. Bell 248,933 stock options with an exercise price of $14.06, based on the average of the high and low market prices of Interpublic Common Stock on the May 18, 2004 grant date. These stock options become exercisable in increments of one-third on the second, third and fourth anniversaries of the date of grant.
      As a result of these compensation actions, we believe Mr. Bell’s total compensation was appropriate to his role and performance relative to external market practices and the compensation levels for similar positions at other like-sized advertising, marketing and service companies. We also believe these actions ensured that his total compensation would have the appropriate level of performance sensitivity.

      Michael I. Roth was named Chairman of Interpublic on July 13, 2004. After considering data and counsel from Hewitt Associates related to appropriate pay levels and form to non-CEO Chairmen in other publicly-held companies, and Mr. Roth’s compensation relative to Mr. Bell’s as CEO, we approved an employment agreement with Mr. Roth that set his base salary at $950,000, provided him with a $100,000 annual contribution to a Capital Accumulation Account, granted him 161,974 stock options with an exercise price equal to the then current fair market price for Interpublic stock and vesting in equal parts on the second, third and fourth anniversaries of their grant, and granted 80,987 shares of restricted stock that vest on the third anniversary of their grant. In addition, after considering Interpublic’s 2004 financial performance, including reviewing performance relative to Earnings per Share (EPS) and revenue objectives, we decided not to grant Mr. Roth an annual incentive award for 2004.
      On January 19, 2005, Mr. Roth was promoted to Chairman and Chief Executive Officer of Interpublic. In conjunction with this promotion, we, with the support of all non-employee directors of Interpublic, approved several amendments to his employment agreement. These pay-related actions were based on an assessment of competitive data for CEOs of comparable companies, advice from Hewitt Associates, and consideration of Interpublic’s ongoing priorities and desired results and consisted of the following:

•	An increase in Mr. Roth’s annual base salary from $950,000 to $1,100,000, effective January 19, 2005.

•	A grant of options (the “Options”) to purchase 450,000 shares of Interpublic Common Stock at an exercise price of $13.645 per share, based on the average of the high and low market prices of Interpublic Common Stock on the February 14, 2005 grant date. The Options will vest and become exercisable in three equal annual installments of 150,000 on the second, third and fourth anniversaries of the grant date, subject to Mr. Roth’s continued employment with Interpublic through the applicable vesting date, and will vest automatically on a change of control of Interpublic in accordance with the terms of the 2004 PIP. On any termination of Mr. Roth’s employment with Interpublic, any unvested Options will be forfeited.

•	A grant of 450,000 performance based restricted shares (the “Restricted Shares”) under the 2004 PIP. At grant, the Restricted Shares had an aggregate value of $6,120,000 and a risk-adjusted value of $4,500,000 . The Restricted Shares will only vest if certain performance conditions are met (subject to accelerated vesting of a portion of the Restricted Shares on a change of control of Interpublic, as described below). In particular:

•	150,000 of the Restricted Shares will vest on the second anniversary of the grant date, subject to Mr. Roth’s continued employment with Interpublic through such date, if: (1) Interpublic attains cumulative constant dollar revenue reflecting average annual growth of 4.5% or better in 2005-2006; (2) in 2006, Interpublic’s growth equals or exceeds 5%; and (3) Interpublic’s average operating margins during 2005 and 2006 are at 10.5% or higher. In the event these performance targets are not achieved, these restricted shares are forfeited.

•	300,000 of the Restricted Shares will vest on the fifth anniversary of the grant date, subject to Mr. Roth’s continued employment with Interpublic through such date, if: (1) Interpublic’s average constant-dollar revenue growth for the 2007-2009 period is 6.3% or higher; (2) during 2009, constant dollar revenue growth is at least 7%; (3) Interpublic’s average operating margins during the period from 2007-2009 are at 14.7% or higher; (4) cumulative constant dollar revenue during the period from 2005-2010 is $35.6 billion or greater; and (5) cumulative operating income during the period from 2005-2010 is $4.7 billion or greater. In the event these performance targets are not achieved, these restricted shares are forfeited.
      The Board of Directors of Interpublic retains discretion to make adjustments to the performance goals in the event of extraordinary corporate events, such as acquisitions or divestitures.
      If Mr. Roth’s employment terminates for any reason prior to the vesting of the Restricted Shares, the unvested Restricted Shares will be forfeited. A pro rata portion of any unvested portion of the Restricted

Shares will vest in the event of a “change of control” of Interpublic, as such term is defined in Mr. Roth’s executive severance agreement described in greater detail in Item 10. “Directors and Executive Officers of Interpublic-Employment Agreements Termination of Employment and Change-In-Control Arrangements-Executive Severance Agreements” of this annual report. The pro-rata portion will be determined based on a fraction the numerator of which will equal the number of months elapsed since the grant date plus 12 and the denominator equal to 60.
Executive Compensation for 2005
      For 2005, we expanded on the three key principles articulated early in this report. These expanded principles provide direction related to Interpublic’s general people-related practices, compensation approaches for the executive and broad employee populations, and talent management, including, but not limited to, succession planning, employee and leadership development.
      Following our original three and this expanded set of principles, we have redesigned Interpublic’s senior executive annual incentive program to increase its link to performance against Interpublic and its units’ key financial and strategic objectives by providing individual incentive payouts directly tied to the achievement of pre-established performance goals set at the beginning of the plan year and approved by the Committee. Specifically, annual incentive awards for senior executives will be based on the achievement of pre-defined operating income, operating margin, and other measurable individual performance goals. We believe these goals serve to focus executives on the factors that are critical to the future success and financial health of Interpublic.
      In addition, 2005 long-term incentive awards will be delivered in the form of stock options, restricted stock and/or performance-based stock, the grant of which is contingent on Interpublic or unit’s attainment of pre-established multi-year performance goals. Generally, stock options will vest in increments of one-third on the second, third and fourth anniversaries of the date of grant. Restricted stock grants vest fully on the third anniversary of the date of grant and performance-based stock grants will be tied to the attainment of three-year operating margin and revenue growth goals of the unit and may vary from 0% to 200% of target award levels based on performance.
      We approved the revised long-term incentive design to reinforce the achievement of critical performance priorities of Interpublic, improve the performance-orientation of executive total compensation, better align management and shareholder interests, and facilitate executive stock ownership. Stock option grants and performance-based restricted stock grants made in 2005 and beyond are intended to comply with Section 162(m) consistent with the Committee’s policy stated above.
Conclusion
      Attracting, motivating and retaining talented employees and managers is central to our mission of increasing long-term shareholder value. Aligning our executives’ interests to our shareholders, making certain that compensation is linked to performance, and ensuring that executive compensation is competitive within the source markets for Interpublic’s talent are our objectives and the cornerstones of our methodology. We believe that Interpublic’s 2004 executive compensation program met these objectives.

Respectfully submitted,

Reginald K. Brack, Chair
H. John Geeniaus
J. Phillip Samper

Compensation Committee Interlocks and Insider Participation
      None of the Committee members were officers or employees of Interpublic or any of our subsidiaries or had any relationship requiring disclosure by us under Item 404 of the SEC’s Regulation S-K during or prior to 2004.

Item 11.	Executive Compensation
Compensation of Executive Officers
      The following table sets forth information concerning the compensation paid by us and our subsidiaries to (i) Mr. Bell, who served as the Chief Executive Officer during 2004, (ii) each of our four most highly compensated executive officers, other than our CEO (based on aggregate salary and bonus in 2004), who were serving as executive officers on December 31, 2004 and (iii) Michael I. Roth, who became Chairman of the Board and Chief Executive Officer, effective January 19, 2005 (the “named executive officers”). In each instance, the compensation shown is for services rendered in all capacities for the three-year period ended on December 31, 2004. As used in this Annual Report, our executive officers include any director who served as the chief executive officer of McCann-Erickson WorldGroup, a significant operating unit.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation

					Awards		Payouts

						Securities		All Other
Name and Principal	Fiscal			Other Annual	Restricted Stock	Underlying	LTIP	Compen-
Position	Year	Salary(2)(3)	Bonus(4)	Compensation(5)	Awards(6)	Options(7)	Payouts(8)	sation(9)

David A. Bell(1)	2004	$1,000,000	—	$66,381	$1,750,000	248,933	—	$9,565
President and Chief	2003	$1,000,000	$1,300,000	$75,658	—	200,000	—	$13,745
Executive Officer, Director of Interpublic	2002	$1,000,000	—	—	$294,750	55,000	—	$212,472
Michael I. Roth(1)	2004	$446,212	—	—	$1,049,996	161,974	—	$100,129
Executive Chairman,	2003	—	—	—	—	—	—	—
Director of Interpublic	2002	—	—	—	—	—	—	—
Christopher J. Coughlin(1)	2004	$800,000	—	—	$750,000	106,685	—	$6,679
Executive Vice President,	2003	$433,333	$900,000	—	—	200,000	—	$3,120
Chief Operating Officer,	2002	—	—	—	—	—	—	—
Chief Financial Officer and Director
Nicholas Cyprus	2004	$272,727	$2,005,000	—	$1,249,997	118,797	—	$83,026
Senior Vice President,	2003	—	—	—	—	—	—	—
Chief Accounting Officer	2002	—	—	—	—	—	—	—
John J. Dooner, Jr.(1)	2004	$1,250,000	$1,000,000	$97,683	$375,000	53,342	—	$78,020
Chairman and CEO of	2003	$1,250,000	$750,000	$73,029	—	176,709	—	$82,904
McCann-Erickson WorldGroup, Director of Interpublic	2002	$1,250,000	—	$80,046	$2,947,500	375,000	2,480,000	$9,927
Stephen J. Gatfield	2004	$605,303	$1,327,500	$56,183	$317,400	30,000	—	$255
Executive Vice President,	2003	—	—	—	—	—	—	—
Global Operations and Innovation	2002	—	—	—	—	—	—	—

(1)	On January 19, 2005, Michael Roth succeeded David Bell as Chief Executive Officer.

On January 19, 2005, Mr. Bell was appointed co-Chairman.

Mr. Roth became Executive Chairman on July 13, 2004 and his compensation is reported from and after that date.

On May 24, 2004, Mr. Cyprus was hired as Senior Vice President, Controller and Chief Accounting Officer and his compensation is reported from and after that date.

On June 16, 2003, Mr. Coughlin was hired as Executive Vice President, Chief Financial Officer and Chief Operating Officer and his compensation is reported from and after that date.

On April 1, 2004, Mr. Gatfield was hired as Executive Vice President, Global Operations and Innovation and his compensation is reported from and after that date.

(2)	The salaries of executive officers continuing to serve in the same position are generally reviewed every two years.

(3)	Does not include annual salary in the amount of $150,000 that Mr. Bell has elected to forgo in 2004 in consideration for the receipt of a Special Deferred Benefit Agreement which is more fully described in Item 11. “Executive Compensation — Special Deferred Benefit Agreements” of this Annual Report.

Does not include annual salary in the amount of $100,000 that Mr. Coughlin has elected to forgo in 2004 in consideration for the receipt of a Special Deferred Benefit Agreement which is more fully described in Item 11. “Executive Compensation — Special Deferred Benefit Agreements” of this Annual Report.

Does not include annual salary in the amount of $112,500 that Mr. Bell has elected to forgo in 2003 in consideration for the receipt of a Special Deferred Benefit Agreement which is more fully described in Item 11. Executive Compensation — Special Deferred Benefit Agreements of this Annual Report.

Does not include annual salary in the amount of $54,167 that Mr. Coughlin has elected to forgo in 2003 in consideration for receipt of a Special Deferred Benefit Agreement which is more fully described in Item 11. Executive Compensation — Special Deferred Benefit Agreements of this Annual Report.

(4)	The bonus shown for Mr. Cyprus in 2004 includes a cash sign-on bonus of $1,830,000 that we paid to him shortly after he was hired. Fifty percent of the bonus shown for Mr. Dooner was paid in April 2005 and the balance will be paid when the 2004 year-end financial statements for McCann-Erickson WorldGroup have been reported in final form and assessed. The bonus shown for Mr. Gatfield in 2004 includes a cash sign-on bonus of $750,000 that we paid to him shortly after he was hired. The bonus shown for Mr. Bell in 2003 includes a cash sign-on bonus of $100,000 that was paid to him shortly after he assumed the position of Chairman, CEO and President. The bonus in 2003 for Mr. Coughlin includes a sign-on bonus consisting of unrestricted shares of Interpublic Common Stock with a fair market value of $400,000 on June 16, 2003, his date of hire.

(5)	In accordance with SEC rules, information is shown in this column only if as to any named executive officer the aggregate value of perquisites and other personal benefits received during the year exceeds the lesser of (i) $50,000 and (ii) 10% of the named executive officer’s total salary and bonus for that year. SEC rules further require that if the value of perquisites and other personal benefits are required to be reported for any year, the type and amount of any perquisite or other personal benefit that exceeds 25% of total perquisites and other personal benefits must be described.

Other Annual Compensation for 2004 includes $31,278 in premiums for medical/dental coverage paid on behalf of Mr. Bell; $31,278 in premiums for medical/dental coverage paid on behalf of Mr. Dooner; and $25,000 in club dues and $22,156 in premiums for medical/dental coverage paid on behalf of Mr. Gatfield.

Other Annual Compensation for 2003 includes $28,755 in premiums for medical/dental coverage and $26,885 in respect of club dues paid on behalf of Mr. Bell (including a one-time club initiation fee); and $28,755 in premiums for medical/dental coverage and $19,108 in club dues paid on behalf of Mr. Dooner.

Other Annual Compensation for 2002 includes $28,272 in premiums for medical/dental coverage and $22,887 of club dues paid on behalf of Mr. Dooner.

(6)	The aggregate number and value of shares of restricted stock held by the named executive officers at December 31, 2004 (based on the closing price of the Common Stock on December 31, 2004) are as follows: Mr. Bell — 209,466 shares ($2,806,844); Mr. Roth — 87,187 shares ($1,168,305); Mr. Coughlin — 53,342 shares ($714,783); Mr. Cyprus — 87,351 ($1,170,503); Mr. Dooner — 476,671 shares ($6,387,391); Mr. Gatfield — 20,000 ($268,000). Mr. Bell and Mr. Dooner have announced publicly that they will not sell any of their shares of restricted stock when the transfer restrictions are released until the shares of our Common Stock reach a price of $20.00 per share.

The shares of restricted stock shown in the table as awarded to each named executive officer generally have at least a three-year vesting period, subject to the discretion of the Compensation Committee to release the restrictions not earlier than one year after the grant date, except for the following grants:

Mr. Cyprus received an award of 69,881 shares of restricted stock on May 24, 2004, 23,060 shares of which vested on May 24, 2005 and another 23,060 shares of which will vest on May 24, 2006. The balance will vest on May 24, 2007.

Mr. Gatfield received an award of 20,000 shares of restricted stock on April 15, 2004, all of which shares of which vested on April 15, 2005.

Dividends on restricted stock are paid on the same basis as ordinary dividends on the Common Stock. No ordinary dividends were paid on the Common Stock during 2004.

(7)	During 2003, Mr. Bell voluntarily agreed to the cancellation of 131,100 of the 256,100 shares of our Common Stock underlying stock options that he received in 2001. He relinquished these option awards with the express intent of permitting the underlying shares to be issued to our other employees under the 2002 Performance Incentive Plan.

During 2003, Mr. Dooner voluntarily cancelled option awards with respect to 248,000 shares and 252,000 shares of Common Stock that were granted to him on March 24, 2000 and December 15, 2000, respectively. These awards are not required to be reported in this annual report but were reported in previous years. Mr. Dooner relinquished these grants with the express intent of permitting the underlying shares to be issued to employees of one of our subsidiaries under the 2002 Performance Incentive Plan.

In addition to Messrs. Dooner and Bell, several executives of our subsidiaries also voluntarily cancelled options with the express intent of permitting the underlying shares to be issued to our other employees under the 2002 Performance Incentive Plan. Options to purchase a total of 1,350,348 shares were cancelled (including those awards described above for Messrs. Bell and Dooner).

(8)	Payouts under the Long-Term Performance Incentive Plan (“LTPIP”) prior to 2002 were made at the end of four-year performance periods. In 2002, the original 1999-2002 performance period was shortened to three years in order to institute a new performance plan. Payouts received in 2002 were calculated based on the value of the 1999-2001 performance period at the end of 2001 after giving effect to our restructuring costs taken in 2001.

(9)	All Other Compensation for 2004 consisted of: (i) the following amounts paid to the named executive officers: matching contributions under the Interpublic Savings Plan — Mr. Bell — $9,225; Mr. Coughlin — $6,150; Mr. Cyprus — $2,750; and Mr. Dooner — $9,225; (ii) premiums paid on group life insurance — Mr. Bell — $5,465; Mr. Roth — $129; Mr. Coughlin — $529; Mr. Cyprus — $276; Mr. Dooner — $1,032; and Mr. Gatfield — $255; (iii) supplemental compensation plan payout — Mr. Dooner — $17,763; (iv) annual contributions paid under the Interpublic Capital Accumulation Plan — Mr. Roth — $100,000; and Mr. Cyprus — $80,000 and (v) premiums paid by Interpublic on a life insurance policy for Mr. Dooner — $50,000.
Stock Option Grants In 2004
      The following table provides information on grants of stock options in 2004 to the named executive officers and the estimated grant date present value of the options.
Individual Grants

	Number of Securities		% of Total Options			Grant Date
	Underlying Options		Granted to Employees	Exercise Price	Expiration	Present Value
Name	Granted(1)		in Fiscal Year	($/Sh)	Date	($)(8)

David A. Bell	248,933	(2)	11.31%	$14.06	05/18/14	$1,720,127
Michael I. Roth	161,974	(3)	7.36%	$12.96	07/16/14	$1,015,577
Christopher J. Coughlin	106,685	(4)	4.85%	$14.06	05/18/14	$737,193
Nicholas Cyprus	118,797	(5)	5.40%	$14.31	05/24/14	$835,143
John J. Dooner, Jr.	53,342	(6)	2.42%	$14.06	05/18/14	$368,593
Stephen J. Gatfield	30,000	(7)	1.36%	$15.87	04/15/14	$230,100

(1)	All options have a ten-year term and have an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant.

(2)	Mr. Bell was granted a stock option award covering 248,933 shares of Common Stock on May 18, 2004. The option becomes exercisable as to (i) 82,147 shares of Common Stock on May 18, 2006, (ii) 82,147 shares of Common Stock on May 18, 2007 and (iii) 84,639 shares of Common Stock on May 18, 2008.

(3)	Mr. Roth was granted a stock option award covering 161,974 shares of Common Stock on June 16, 2004. The option becomes exercisable as to (i) 53,451 shares of Common Stock on July 16, 2006, (ii) 53,451 shares of Common Stock on July 16, 2007 and (iii) 55,072 shares of Common Stock on July 16, 2008.

(4)	Mr. Coughlin was granted a stock option award covering 106,685 shares of Common Stock on May 18, 2004. The option becomes exercisable as to (i) 35,206 shares of Common Stock on May 18, 2006, (ii) 35,206 shares of Common Stock on May 18, 2007, and (iii) 36,273 shares of Common Stock on May 18, 2008.

(5)	Mr. Cyprus was granted a stock option award covering 83,857 shares of Common Stock on May 24, 2004. The option becomes exercisable as to (i) 27,672 shares of Common Stock on May 24, 2005, (ii) 27,672 shares of Common Stock on May 24, 2006, and (iii) 28,513 shares of Common Stock on May 24, 2007. Mr. Cyprus received another stock option award covering 34,940 shares of Common Stock on May 24, 2004. The option becomes exercisable as to (i) 11,530 shares of Common Stock on May 24, 2006, (ii) 11,530 shares of Common Stock on May 24, 2007, and (iii) 11,880 shares of Common Stock on May 24, 2008.

(6)	Mr. Dooner was granted a stock option award covering 53,342 shares of Common Stock on May 18, 2004. The option becomes exercisable as to (i) 17,602 shares of Common Stock on May 18, 2006, (ii) 17,602 shares of Common Stock on May 18, 2007 and (iii) 18,138 shares of Common Stock on May 18, 2008.

(7)	Mr. Gatfield was granted a stock option award covering 30,000 shares of Common Stock on April 15, 2004. The option becomes exercisable as to (i) 9,900 shares of Common Stock on April 15, 2006, (ii) 9,900 shares of Common Stock on April 15, 2007, and (iii) 10,200 shares of Common Stock on April 15, 2008.

(8)	The grant date present value of each of the stock option awards to the named executive officers is calculated using the Black Scholes Option Pricing Model and assumes the options are held for six years. The option awarded to Mr. Gatfield on April 15, 2004 includes the following assumptions: volatility of 44.58%, dividend yield of 0% and risk-free rate of return of 3.89%. The options awarded to the named executive officers on May 18, 2004 include the following assumptions: volatility of 44.68%, dividend yield of 0% and risk-free rate of return of 4.32%. The options awarded to Mr. Cyprus on May 24, 2004 includes the following assumptions: volatility of 44.68%, dividend yield of 0% and risk-free rate of return of 4.31%. The option awarded to Mr. Roth on July 16, 2004 includes the following assumptions: volatility of 44.52%, dividend yield of 0% and risk-free rate of return of 3.93%.
Aggregated Option Exercises in 2004 and Fiscal Year-End Option Values
      The following table provides information on stock option exercises and the number and the year-end value of options held by the named executive officers.

			Number of Shares of
			Common Stock Underlying		Value of Unexercised
			Unexercised Options At		In-the-Money Options at
			December 31, 2004 (#)		December 31, 2004 ($)(1)
	Shares Acquired	Value
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

David A. Bell	None	0	218,078	570,683	0	752,000
Michael I. Roth	None	0	0	165,974	0	70,459
Christopher J. Coughlin	None	0	50,000	0	0	0
Nicholas Cyprus	None	0	0	118,797	0	0
John J. Dooner, Jr.	None	0	668,840	719,451	448,214	664,426
Stephen J. Gatfield	None	0	0	30,000	0	0

(1)	Calculated based on the closing price of $13.400 for the Common Stock on December 31, 2004.

Employment Contracts and Termination of Employment and Change in Control Arrangements
Employment Agreements
      Each of the following named executive officers has an employment agreement with us. Each employment agreement includes provisions describing the named executive officer’s position and responsibilities, his salary and eligibility for incentive compensation. Each agreement also includes covenants pursuant to which the named executive officer agrees not to divulge our confidential information and agrees for a period of time after termination of employment to refrain from soliciting our employees and from soliciting or handling the business of our clients. The termination date of the respective employment agreements and the current salary of each of the named executive officers are set forth below:

Name	Salary	Termination Date

David A. Bell	$1,000,000	None*
Michael I. Roth	1,100,000	None*
Christopher J. Coughlin	800,000	**
Nicholas Cyprus	483,400	None*
John J. Dooner, Jr.	1,250,000	None*
Stephen J. Gatfield	850,000	None*

*	The executive’s employment has no termination date. We may terminate the executive’s employment in the manner described in the summary of the executive’s employment agreement below.

**	Mr. Coughlin’s Employment Agreement has been terminated. See Item 11. Executive Compensation — Employment Contracts Termination of Employment and Change-In-Control Arrangements-Termination and Change In Control Agreements-Christopher Coughlin Separation Agreement.

David Bell Employment Agreement
      Effective January 18, 2005, David Bell became our Co-Chairman and entered into an employment agreement us, replacing both his previous agreement with us and his employment agreement with True North Communications, Inc. (“True North”) to which we became a party when we acquired True North in June of 2001. The agreement provides that in addition to his annual salary in the amount indicated above, Mr. Bell will be eligible for an target annual bonus under the Annual Management Incentive Plan equal to 133% of his base salary, with the actual award between 0% and 200% of the target depending on our performance, his individual performance, and management discretion. The agreement also provides that we are obligated to purchase an annuity on his behalf in the amount of $2 million, with the terms and conditions of payment of the annuity to be agreed upon between us and Mr. Bell, a car and driver and a garage space in New York City.
      Under the agreement (i) we may terminate Mr. Bell’s employment with or without “cause” (as that term is defined in the agreement) and (ii) at any time after January 18, 2006, Mr. Bell may voluntarily terminate his employment upon providing the requisite notice to us. In the event we terminate Mr. Bell’s employment without “cause,” he would continue to receive payment of his base salary for a period of 12 months and all employee benefits accorded to him prior to the termination of his employment, as well as suitable office space, the services of an assistant and a car and driver. In the event we terminate Mr. Bell’s employment without “cause” or through a voluntary termination, the agreement provides that (a) Mr. Bell shall become a consultant to us for a period of five years (the “Consulting Period”), subject to our right to terminate the consulting arrangement for “cause,” and (b) stock options grants and restricted stock awards previously awarded to Mr. Bell will fully vest on the date of the termination of Mr. Bell’s employment. During the Consulting Period, Mr. Bell is required to make himself available, upon reasonable notice, to provide services that are commensurate with his years of experience and level of skill for no more than the equivalent of ten full business days per quarter. As compensation for his consulting services, Mr. Bell will receive an annual consulting fee of $750,000. Upon termination for

“cause,” Mr. Bell would be entitled to received his salary through the date of termination, but no other benefits under the agreement.

Michael Roth Employment Agreement
      On July 13, 2004, in connection with becoming our Executive Chairman, Mr. Roth entered into an employment agreement, which provided for (i) an annual salary of $950,000, (ii) a target annual bonus under the Annual Management Incentive Plan equal to 133% of his base salary, with the actual award between 0% and 150% of the target depending on our profits, his individual performance, and management discretion, (iii) a grant of restricted stock having an aggregate market value of $1,050,000 on the date of grant vesting on the third anniversary of the grant date, and (iv) a grant of options to purchase shares of our Common Stock having an aggregate market value of $1,050,000 on the grant date vesting in equal annual amounts on the second, third and fourth anniversaries of the grant date.
      Mr. Roth’s agreement also provides that, commencing in 2005, he shall participate in our performance based long-term incentive programs with a total expected annual target award value of $2,100,000 provided in a manner consistent with those provided to other executives and may comprise stock options, restricted stock, performance-based restricted stock or another form of incentive at the discretion of the Compensation Committee, with awards subject to performance and vesting terms and conditions consistent with those generally required of the executive team. In addition, the agreement provides that Mr. Roth is entitled to (i) participate in our Capital Accumulation Plan, with an annual contribution of $100,000, (ii) an automobile allowance of $10,000, (iii) a club allowance of $20,000, (iv) a financial planning allowance of $2,500, and (v) participate in such other employee benefits and programs as are available from time to time to other key management executives generally.
      After Mr. Roth, effective January 19, 2005, became our Chief Executive Officer in addition to the Chairman, we entered into a supplement to his employment agreement increasing his base salary to $1,100,000 and granting him (i) options to purchase 450,000 shares of our Common Stock vesting in three equal installments on the second, third and fourth anniversaries of the date of grant, and (ii) 450,000 shares of restricted stock, of which 150,000 shares will vest on the second anniversary of the grant date, subject to our achieving specified performance goals over such two year period, and 300,000 shares will vest on the fifth anniversary of the grant date, subject to our achieving specified performance goals over such five year period.
      If we terminate Mr. Roth’s employment without “cause” (as defined in the agreement), he is entitled to receive a severance payment equal to the amount by which his annual salary rate exceeds the salary paid to him over the period beginning on the date such notice is given and ending on the employment termination date (the “Severance Period”). During the Severance Period, Mr. Roth will be entitled to receive all employee benefits accorded him prior to termination which are made available to employees generally until he accepts employment with another employer offering similar benefits. Mr. Roth may terminate his employment at any time by giving us notice at least three months in advance.

Nicholas Cyprus Employment Agreement
      On May 24, 2004, we entered into an employment agreement with Mr. Cyprus. The agreement provides that in addition to his annual salary in the amount indicated above, Mr. Cyprus will be eligible for a target annual bonus under the Annual Management Incentive Plan equal to at least 50% of his base salary, with a guaranteed minimum award for 2004 equal to 75% of the target award (without pro-ration) and with the actual award in future years dependent on the achievement of established performance criteria. Under the agreement, Mr. Cyrus received a cash sign-on bonus of $1,830,000, but which is subject to forfeiture if within two years either (i) Mr. Cyprus terminates his employment other than for “good reason” (as defined by the agreement) or (ii) we terminate his employment for “cause” (as defined by the agreement). In addition, the agreement provides that Mr. Cyprus is entitled to (i) participate in our Capital Accumulation Plan, with an annual contribution by us of $80,000, (ii) a perquisite allowance of $45,000, (iii) in the event we terminate his employment, other than for “cause”, post-termination personal and family medical coverage to age 65 at a level comparable with the coverage being provided by us to active employees, and (iv) participate in such other employee benefits and programs as are available from time to time to other key management executives generally.
      The agreement also provides for (i) a long-term incentive grant of restricted stock having an aggregate market value of $1,000,000 on the date of grant vesting in three equal annual amounts on the first, second and third anniversaries of the grant date, (ii) a long-term incentive grant of options to purchase shares of our Common Stock having an aggregate Black-Scholes value of $600,000 on the date of grant, vesting in three equal annual amounts on the first, second and third anniversaries of the grant date, (iii) a long-term incentive grant of restricted stock having an aggregate market value of $250,000 vesting on the third anniversary date of the grant date, and (iv) a grant of options to purchase shares of our Common Stock having an aggregate Black-Scholes value of $250,000 vesting in equal annual amounts on the second, third and fourth anniversaries of the grant date.
      If we terminate Mr. Cyprus’ employment without “cause” (as defined in the agreement) or Mr. Cyprus terminates his employment for “good reason” (as defined by the agreement), (i) he will be entitled to the continued payment of his base salary for a period of 24 months if his employment is terminated on of before May 24, 2006, or for a period of 12 months if his employment is terminated thereafter (the “severance period”), and during the severance period, the payment of bonuses that become payable during the severance period and, unless he commences employment with another employer offering similar benefits, the continued receipt of all employee benefits accorded him prior to termination and (ii) the $1,000,000 restricted stock and the $600,000 stock option grants referred to above will become non-forfeitable. Mr. Cyprus may terminate his employment at any time by giving us notice at least 45 days in advance.

John Dooner Employment Agreement
      On January 1, 1994, we entered into an employment agreement with Mr. Dooner dated January 1, 1994. On April 1, 2000, we entered into a supplement to Mr. Dooner’s agreement increasing his base salary to $1,250,000. On November 7, 2002, we entered into a supplemental agreement with Mr. Dooner which provides for us to obtain a 10 year $10,000,000 term life insurance policy for Mr. Dooner and to pay the annual premiums of such policy, which shall be taxable income to Mr. Dooner.
      If we terminate Mr. Dooner’s employment, other than for violating certain covenants contained in the agreement, (i) he will be entitled to the continued payment of his base salary for a period of 12 months. Mr. Dooner may terminate his employment at any time by giving us notice at least twelve months in advance.

Stephen Gatfield Employment Agreement
      On February 2, 2004, we entered into an employment agreement with Mr. Gatfield, which provided for the commencement of his employment to begin on April 1, 2004 (the “Commencement Date”). The agreement provides that in addition to his annual salary in the amount indicated above, Mr. Gatfield will be eligible for a target annual bonus under the Annual Management Incentive Plan equal to 100% of his base salary, with a guaranteed minimum award for 2004 equal to 50% of his base salary and with the actual award in future years up to a maximum of 150% of base salary depending on our profits, his individual performance, and management discretion. Under the agreement, Mr. Gatfield received a cash sign-on bonus of $750,000. In addition, the agreement provides that Mr. Gatfield is entitled to (i) an automobile allowance of $10,000, (ii) a club allowance of $25,000, (iii) a financial planning allowance of $2,500, and (iv) participate in such other employee benefits and programs as are available from time to time to other key management executives generally.
      The agreement also provides for (i) a grant of 20,000 shares of restricted stock vesting on the first anniversary of the grant date and (ii) a grant of options to purchase 30,000 shares of our Common Stock, vesting in equal annual amounts on the second, third and fourth anniversaries of the grant date. We may terminate Mr. Gatfield’s employment without “cause” (as defined in the agreement) after the second anniversary of the Commencement Date and Mr. Gatfield may terminate his employment for “good reason” (as defined by the agreement), which, under either event, he is entitled to the continued payment of his base salary for a period of 12 months (the “severance period”), and during the severance period, the payment of bonuses that become payable during the severance period and, unless he commences employment with another employer offering similar benefits, the continued receipt of all employee benefits accorded him prior to termination. During the severance period, (i) Mr. Gatfield will be entitled to the payment of any bonuses that become payable during the severance period and, unless he commences employment with another employer offering similar benefits, the continued receipt of all employee benefits accorded him prior to termination and (ii) the restricted stock and stock option grants referred to above will continue to vest. Mr. Gatfield may terminate his employment at any time by giving us notice at least 45 days in advance.
Deferred Benefit Arrangements

Bell Deferred Compensation Arrangement
      Mr. Bell is a participant in the True North Communications Inc. Deferred Compensation Plan, which provides that if he dies while he is employed by us, his beneficiaries will receive $60,000 annually for 15 years. In addition, upon Mr. Bell’s retirement at any age or the termination of his employment we will pay him (or in the event of his death, his beneficiaries) $60,000 per year for 15 years.

Special Deferred Benefit Agreements
      Each of the following named executive officers have entered into special deferred benefit agreements with us as described below.
      In 2003, we entered into an agreement with Mr. Bell which provides that if he dies while he is employed by us $232,500 per year will be paid to his beneficiaries for 15 years following his death. In addition, if he retires, resigns or is no longer our employee (other than by reason of his death) on or after his 68th birthday, but before his 69th birthday, he will receive payments of $204,600 per year for a period of 15 years, and if he retires, resigns or is no longer our employee (other than by reason of his death) on or after his 69th birthday, he will receive payments of $232,500 per year for a period of 15 years. If he ceases to be employed by us prior to his 68th birthday for any reason other than his death, he will receive a lump sum payment of $150,000 for each full year (and a pro rata portion for each partial year) that he was our employee beginning from the date he entered into the agreement.
      After Mr. Bell’s employment terminates, if he were to die before all applicable payments were made under the agreement, we would make the remaining payments to his beneficiaries.
      Mr. Dooner is a party to three agreements which in the aggregate provide that if he dies while he is employed by us $2,186,000 per year will be paid to his beneficiaries for 15 years following his death. In addition, if Mr. Dooner’s employment is terminated due to him becoming disabled $2,186,000 per year will be paid to him for 15 years following such termination. Alternatively, if he retires, resigns or is otherwise no longer our employee (other than by reason of his death) he will receive payments for 15 years ranging from $930,200 to $2,186,000 per year, depending upon the year his employment terminates. Mr. Dooner is a party to a fourth agreement that provides that if he dies while he is employed by us, $240,000 per year will be paid to his beneficiaries for 15 years following his death. Alternatively, if he retires, resigns or is otherwise no longer our employee (other than by reason of his death) on or after his 56th birthday he will receive payments for 15 years ranging from $153,600 to $240,000 per year, depending upon the year his employment terminates. In the event Mr. Dooner’s employment terminates prior to his 56th birthday (other than by reason of death), he will be paid lesser sums but not less than an aggregate of $700,000. We have also entered into an agreement with Mr. Dooner which provides that (i) if he dies while he is employed by us, his beneficiaries will receive $88,500 annually for 15 years, (ii) if his employment is terminated due to him becoming disabled, $88,500 per year will be paid to him for 15 years following such termination or (iii) upon his retirement he will receive retirement benefits at the rate of $88,500 per year for 15 years.

      After Mr. Dooner’s employment terminates, if he were to die before all applicable payments were made under these agreements, we would make the remaining payments to his beneficiaries.
      Mr. Coughlin is a party to an agreement with us that provides if he dies while employed by us, his beneficiaries will be paid $200,000 per year for 15 years. If he retires from employment with us on or after his 60th birthday, we will make payments to him for 15 years of $200,000 per year, and if he retires, resigns or his employment is terminated on or after his 59th birthday but prior to his 60th birthday, he will receive payments for 15 years of $176,000 per year. If he ceased to be our employee (other than by reason of death) prior to his 59th birthday, he will receive lesser sums but not less than $75,000. If his employment is terminated prior to June 16, 2005 (other than for cause or voluntary resignation), then in addition to any other payments to which he would be entitled under the agreement he would receive an annuity payment of $50,000 per year for 15 years commencing on his 60th birthday.
      Mr. Coughlin’s employment was terminated on December 31, 2004. In accordance with the terms of his agreement with us described in the previous paragraph, Mr. Coughlin will receive $168,548 to be paid in 21 equal monthly installments.
Termination and Change in Control Agreements

Christopher Coughlin Separation Agreement
      Effective December 31, 2004, Mr. Coughlin resigned from all positions that he held with us. In connection with his resignation, we entered into a Confidential Separation Agreement and General Release with Mr. Coughlin (the “Separation Agreement”).
      The Separation Agreement provided that Mr. Coughlin would remain eligible for his annual bonus under the Interpublic Annual Management Incentive Plan and to defer amounts under his Special Deferred Benefit Agreement described above under the heading Deferred Benefit Arrangements - Special Deferred Benefit Agreements.
      In addition, the Separation Agreement accelerated the vesting of 50,000 stock options (25% of the 200,000 stock options granted to Mr. Coughlin upon the commencement of his employment) and allowed the accelerated options to remain exercisable for a 90-day period following December 31, 2004. The balance of his options was forfeited.

Executive Severance Agreements
      We have entered into an agreement with each of the named executive officers, other than Mr. Bell, pursuant to which a cash severance payment would become payable to the executive individual if, within two years after a “change of control,” (i) we terminate the executive’s employment other than for “cause” or (ii) the executive resigns for “good reason.”
      The agreements provide that a “change of control” occurs if: (a) any person, other than Interpublic or any of its subsidiaries, becomes the beneficial owner (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of 30% or more of the combined voting power of our then outstanding voting securities; (b) the stockholders approve an agreement to merge or consolidate with another corporation (other than one of our subsidiaries) or an agreement to sell or dispose of all or substantially all of our the business or assets; or (c) during any period of two consecutive years, individuals who, at the beginning of such period, constituted the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election or the nomination for election by our stockholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.
      Under the agreements, we shall have “cause” to terminate an executive, following a “change of control”, if the executive: (a) engages in conduct that constitutes a felony and that results in the personal enrichment of the executive at our expense; (b) refuses to substantially perform his responsibilities for us; or (c) deliberately and materially breaches any agreement between himself and us and fails to remedy that breach within a 30-day cure period. An executive may resign for “good reason” following a “change in control” if, without his consent, in any circumstance other than his disability, his office in Interpublic or the geographical area of his employment should be changed or his compensation should not continue to be paid and increased on the same basis as had been in effect prior to the “change of control” or the individual should determine in good faith that we had, without his consent, effected a significant change in his status within, or the nature or scope of his duties or responsibilities with, us and we failed to cure such situation within 30 days after written notice from the individual.
      The severance payment to which an executive, other than Messrs. Cyprus and Gatfield, would be entitled is equal to three times the individual’s average annual compensation during the two calendar years ended prior to the date of a “change of control”. Messrs. Cyprus and Gatfield are entitled to receive two times such executive’s average annual compensation. In addition, each executive is entitled to receive a partial annual bonus based on the most recent bonus paid to such executive within the two years preceding the year such executive is terminated prorated for the elapsed portion of the year in which employment terminated. In general, if no bonus was paid to an executive in such prior years, such executive would be entitled to a pro rata bonus based on the greater of the last bonus actually awarded to such executive and the target bonus award established for such executive. The average compensation used in calculating the severance payment would be the executive’s taxable compensation plus any deferred compensation accrued during the two relevant years, but would not include any deferred compensation earned in prior years but paid during the two years and would not include any taxable compensation relating to any of our stock option or restricted stock plans.
      Each agreement also provides that if the executive’s employment terminates in circumstances entitling him to a severance payment, he will, for a period of 18 months following the termination of his employment, neither (a) solicit any of our employees to leave such employ to enter into the employ of the individual, or any person or entity with which the individual is associated, nor (b) solicit or handle, on his own behalf or on behalf of any person or entity with which he is associated, the advertising, public relations, sales promotion or market research business of any advertiser which was a client of ours on the date the individual’s employment terminates.
      The agreements give the executive an option to limit payment under the agreements to such sum as would avoid subjecting the individual to the excise tax imposed by Section 4999 of the Internal Revenue Code.
      Also under the severance agreements, sums previously deferred by the executive pursuant to employment agreements and under the Management Incentive Compensation Plans and amounts payable under Special Deferred Benefit Agreements would become payable within 30 days following a “change of control” if the individual has elected to receive the distribution prior to the “change of control.”
      In accordance with the terms of the Separation Agreement between us and Mr. Coughlin, Mr. Coughlin’s Executive Severance Agreement was terminated, effective December 31, 2004.
The Interpublic Senior Executive Retirement Income Plan
      Effective as of August 1, 2003, we established a Senior Executive Retirement Income Plan (“SERIP”) to provide our US-based senior executives with certain retirement benefits. This new plan is intended to replace our prior program of providing Special Deferred Benefit Agreements to key executives selected by the Compensation Committee. In general, under the SERIP, we will provide an eligible participant with a monthly payment for 15 years beginning upon the termination of the executive’s employment at age of 60 and after any non-competition and non-solicitation agreements of the executive have expired. However, a participant who is at least age 55 and who has completed at least five years of participation in the SERIP may elect to receive a reduced benefit. Each participant must execute a Participation Agreement that provides for the amount of the annual benefit to be paid. Generally, at the end of three years of participation in the SERIP, 30% of the annual benefit is vested, with the vested portion increasing by 10% for the next seven years. However, if the executive breaches a non-competition or non-solicitation agreement, the executive’s entire vested benefit is subject to forfeiture. Any participant who is a party to a Special Deferred Benefit Agreement at the time the participant begins to participate in the SERIP is deemed to have participated in the SERIP for up to three years. Any portion of a participant’s benefit that is not vested will be forfeited upon termination of employment.
      An executive who becomes disabled will continue to participate fully in the SERIP until the executive’s employment terminates. If an executive dies before his benefit is fully vested, the participant’s will be entitled to only the vested portion of the benefit.
      Of the named executive officers, only Mr. Gatfield participates in the SERIP. Under his Participation Agreement, Mr. Gatfield will be entitled to receive an annual payment of $200,000 per year. This benefit will become fully vest on April 14, 2014.
The Interpublic Capital Accumulation Plan
      Effective as of August 1, 2003, we established a Capital Accumulation Plan (“CAP”) to provide deferred compensation to our senior management employees selected by the Management Human Resources Committee (the “Committee”). This new plan is intended to replace our prior program of providing Special Deferred Benefit Agreements to key executives. Under the plan, a participant receives an annual credit of a specified dollar amount on December 31 of each year that the participant continues to be employed by us. The credited amount accrues interest each year at an applicable interest rate which can be adjusted upward or downward at the discretion of the Committee. This account balance becomes fully vested as to both prior and future dollar and interest credits when the executive has completed three years of participation in the CAP, except that all interest credits are subject to forfeiture if the executive breaches a non-competition or non-solicitation agreement. Any portion of a participant’s benefit that is not vested will be forfeited upon termination of employment.
      The vested account balance will be distributed following termination of employment with us and the expiration of any non-competition and non-solicitation agreements of the executive at such time as the executive shall elect. Unless otherwise specified by the participant, the vested account balance will be paid by us in a lump sum payment. Alternatively, a participant whose employment terminates after age 55 and who has completed at least five years of participation in the CAP may elect a distribution in monthly installment over a period of between 10 and 15 years. Each participant must execute a Participation Agreement that specifies for the amount of the annual credit. An executive who becomes disabled will continue to participate fully in the CAP until the executive’s employment terminates. An executive who dies before his account balance is vested will forfeit the entire account balance.
      Of the named executive officers, only Messrs. Cyprus and Roth participate in the CAP. Under Mr. Cyprus’ Participation Agreement, he is entitled to an annual credit of $80,000 and his account balance will fully vest on May 15, 2007. Under Mr. Roth’s Participation Agreement, he is entitled to an annual credit of $100,000 and his account balance will fully vest on May 15, 2007. During 2004, interest was credited at the rate of 4.25%.
Retirement Plan
      As of January 1, 1992, we adopted the Interpublic Retirement Account Plan to provide benefits under a “cash balance formula” to most of our employees who have at least five years of service. Each year a participant’s account balance is credited with an amount equal to a percentage of the participant’s annual compensation and interest credits. The percentage of annual compensation varies based on the sum of the participant’s age and years of service from 1.5% for participants with a sum less than 40 years to 5% for participants with a sum of 80 or more years. Interest credits are based on the 1-year US Treasury bill rate plus 1 percentage point, compounded quarterly, and are guaranteed to be at least 5% per year, compounded quarterly.
      Until July 31, 1987, most of our employees were entitled in general to receive at retirement a monthly retirement benefit pursuant to a defined benefit pension formula computed as a percentage of average monthly compensation during the five consecutive calendar years with highest compensation with certain exclusions. The percentage of average monthly compensation used to calculate the monthly benefit was determined by multiplying the number of years of accredited service (which is defined in the Plan as the period of participation in the Plan) by 1.3%.
      Beginning July 31, 1987, the method of calculating the pension benefit was changed to a career average formula based on annual compensation. The percentage of annual compensation used to calculate the benefit was 1% of each year’s compensation up to $15,000 plus 1.3% of any compensation in excess of that amount.
      Participants under the defined benefit pension formula on December 31, 1991, had their normal retirement benefit converted on an actuarial basis into an “opening cash balance” as of January 1, 1992. In addition, participants continued to accrue benefits pursuant to the career average formula and became eligible to receive upon retirement the higher of (1) the participant’s benefit under the cash balance formula or (2) the participant’s accrued retirement benefit under the career average formula as of December 31, 1991, plus any accrual after that date calculated pursuant to the career average formula. Employees hired by us after December 31, 1991, were eligible to accrue benefits only under the cash balance formula.
      With certain minor exceptions, “compensation” under the career average formula as well as the cash balance formula includes all compensation subject to federal income tax withholding. Annual compensation for pension accruals since December 31, 1988 has been limited by federal tax law.
      As of March 31, 1998, we froze benefit accruals under the Interpublic Retirement Account Plan and participants whose benefits were not already vested became fully vested as of April 1, 1998. Retirement account balances as of that date will continue to be credited with interest until benefits begin in accordance with the generally applicable Plan provisions, but additional allocations by us have been discontinued as of March 31, 1998.
      Effective April 1, 1998, employees with five or more years of Retirement Account Plan participation began to participate in a new Compensation Plan. Under the New Compensation Plan, an account is established for each eligible employee and credited with up to ten annual allocations depending on the employee’s years of participation in the Retirement Account Plan. Each annual allocation approximates the discontinued allocations under the Retirement Account Plan. In general, the balance in each employee’s account begins to vest gradually after five years of participation in the new Compensation Plan. Payouts generally are made while the employee is still employed by us.
      Mr. Dooner is the only eligible participant in both the Retirement Account Plan and the New Compensation Plan. The estimated annual retirement benefit that Mr. Dooner would receive at the normal retirement age of 65 years old, payable as a straight life annuity under the Interpublic Retirement Account Plan is $62,185. Alternatively, Mr. Dooner could take the benefit as a lump sum estimated at $740,292.
      Under the New Compensation Plan, Mr. Dooner will receive, prior to normal retirement age, a total distribution in the amount of $108,500.
      Messrs. Bell, Coughlin, Cyprus, Gatfield and Roth each were hired by us after the Retirement Age Account Plan was frozen and accordingly are not entitled to receive any benefits under the Interpublic Retirement Account Plan or the New Compensation Plan.
Non-Management Directors’ Compensation
      Each Non-Management Director receives as cash compensation for services rendered, an annual retainer of $40,000, an annual retainer of $2,000 for each committee on which he or she serves, a fee of $1,500 for each meeting of the Board attended and a fee of $1,500 for each committee meeting attended. The Chairperson of the Compensation Committee, the Chairperson of the Finance Committee and the Chairperson of the Corporate Governance Committee each receives an additional retainer of $7,500 per year and the Chairperson of the Audit Committee receives an additional retainer of $10,000 per year.

      As Presiding Director of the Board, Mr. Borelli receives an annual retainer of $50,000, reduced from $200,000 effective March 2, 2005.
      Each Non-Management Director also receives, as consideration for services rendered as a member of the Board, stock-based compensation under the Interpublic Non-Management Directors’ Stock Incentive Plan, which was approved by the stockholders in 2004 (the “Non-Management Directors’ Plan”) and replaced the Outside Directors Stock Incentive Plan (the “Outside Directors’ Plan”). The Non-Management Directors’ Plan to provide for an annual grant to each Non-Management Director of (i) 800 shares of our Common Stock that are not subject to transfer restrictions or forfeiture (the “Freely Tradeable Shares”) and (ii) at the election of each Non-Management Director, either (a) 1,600 restricted shares of our Common Stock (“Restricted Shares”) or (b) 1,600 restricted share units (“Share Units”). The Non-Management Directors’ Plan provides that the grants would be made each January, commencing with the year 2005, while the Non-Management Directors’ Plan remains in effect. With respect to the Restricted Shares, the recipient has all rights of ownership, including the right to vote and to receive dividends, except that, prior to the expiration of a three-year period after the date of grant (the “Restricted Period”), the recipient is prohibited from selling or otherwise transferring the shares. With respect to the Share Units, and subject to the expiration of Restricted Period, each recipient has the right to receive at the time such recipient’s service as a director terminates, a cash payment in an amount equal to the fair market value of the corresponding number of shares of Common Stock. At the discretion of the Corporate Governance Committee, the Share Units balance of a Non-Management Director may be credited with additional Share Units corresponding to any dividends that are paid from time on the Common Stock. If, on or after the first anniversary of the grant of the Restricted Shares or the Share Units, as applicable, the recipient’s service as a director terminates for any reason (including death) during the Restricted Period, the respective restrictions will lapse immediately in proportion that the number of months that have elapsed since the date of grant bears to the total number of months of the Restricted Period, and the remainder of such Restricted Shares or the remaining value of the Restricted Units, as applicable, will be forfeited. If the recipient’s service as a director terminates for any reason (including death) before the first anniversary of the date of grant, all such Restricted Shares and Share Units, as applicable, will be forfeited. The Corporate Governance Committee, which is responsible for the administration of the Non-Management Directors’ Plan, may in its discretion direct us to make cash payments to the recipient of Restricted Shares to assist in satisfying the federal income tax liability with respect to the receipt or vesting of the Restricted Shares.
      On March 9, 2004, in accordance with the Outside Director’s Plan, each of Ms. Considine and Messrs. Borelli, Brack, Goldstein, Greeniaus, Roth and Samper received a grant of 800 Freely-Tradeable Shares of Common Stock and a grant of 1,600 Restricted Shares. In 2005, in accordance with the Non-Management Directors’ Plan, each of Ms. Considine and Messrs. Borelli, Brack, Goldstein, Greeniaus, Samper and Thomas received a grant of 800 Freely-Tradeable Shares and 1,600 Restricted Shares.
      Mr. Goldstein and Ms. Considine each has an agreement with us for the deferral of all fees that the individual is entitled to receive as a director or as a member of any committee of the Board of Directors. The amounts deferred earn credits equivalent to interest in accordance with the terms of our Plan for Credits Equivalent to Interest on Balances of Deferred Compensation Owing under Employment Agreements. Payments of the amounts deferred, together with accrued interest, will be made to the director, or his or her designated beneficiaries as the case may be, in a lump-sum upon the director’s death, disability or retirement from the Board. Each Non-Management Director who, as of December 31, 1995, had accumulated at least five years of service is entitled to receive an annual retirement benefit under the Interpublic Outside Directors’ Pension Plan (the “Outside Directors’ Pension Plan”). In general, the benefit becomes payable in the month following the month the director leaves the Board. The benefit is equal to the amount of the annual retainer paid to the director as a Board member in the year in which he or she ceased to serve as a director and will be paid for the same number of years as the director’s years of service, up to a maximum of 15 years. In the event of the death of a director with a vested retirement benefit, the then present value of the director’s unpaid retirement benefits will be paid to the surviving spouse or the estate of the director. Effective December 31, 1995, the Outside Directors’ Pension

Plan was terminated, except to the extent benefits were accrued prior to termination. As a result there have been no further accruals for the benefit of existing directors under the Outside Directors’ Pension Plan for subsequent years. Any director with fewer than five years of service on the date that the Plan was terminated will not receive any benefits under the Plan. Mr. Samper is the only current director entitled to receive benefits under the Outside Directors Pension Plan.
Five Year Performance Comparison
      The table below provides an indicator of cumulative total shareholder returns for our common stock compared with the S&P 500 Stock Index (S&P 500) and our peer group indices.

	1999	2000	2001	2002	2003	2004

Interpublic	100.0	74.46	52.27	25.36	28.09	24.13
S&P 500	100.0	90.89	80.09	62.39	80.29	89.02
Peer Group(2)	100.0	80.11	69.67	46.01	59.32	59.43
Explanation
      The graph assumes $100 is invested on December 31, 1999, and that all dividends are reinvested. The Peer Group index for 2004 consists of Interpublic, Omnicom, Grey Advertising and WPP Group. The Peer Group also included, for years prior to 2003, Cordiant PLC which was acquired by WPP Group on August 1, 2003, for years prior to 2001, True North Communications, Inc., which was acquired by us in June 2001, and for the years prior to 2000, Young and Rubicam, Inc., which was acquired by WPP Group in October 2000. Total shareholder return is weighted according to market capitalization at the beginning of each annual period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
Securities Authorized for Issuance under Equity Compensation Plans
      The following table provides information regarding the shares of common stock to be issued or which may be issued under our equity compensation plans:
Equity Compensation Plan Information

Number of Securities
	Number of Shares of		Remaining Available for
	Common Stock to	Weighted-	Future Issuance Under
	be Issued Upon	Average Exercise	Equity Compensation
	Exercise of	Price of	Plans (Excluding
	Outstanding	Outstanding	Securities Reflected
	Stock Options	Stock Options	in Column (a))
Plan Category	(a)	(b)	(c)(1)

Equity Compensation Plans Approved by Security Holders	38,646,208	$26.36	26,529,906
Equity Compensation Plans Not Approved by Security Holders(2)	840,075	$27.53	0

(1)	Includes 11,681,753 shares of our common stock available for issuance under the Employee Stock Purchase Program (1995) (the “Stock Purchase Program”) as of December 31, 2004. The Stock Purchase Program expired by its terms on June 30, 2005, and consequently, these shares are no longer available for issuance.

(2)	Consists of special stock option grants awarded to certain True North executives following our acquisition of True North (“True North Options”). The True North Options were granted on August 23, 2001 at the fair market value of our common stock on the date of the grant. The terms and conditions of these stock option awards are governed by our 1997 Performance Incentive Plan which provides that stock options are exercisable as determined by the Compensation Committee of the Board of Directors. Generally, options become exercisable between two and five years after the date of the grant and expire ten years from the grant date. The True North Options vested approximately 40% and 30% on August 23, 2004 and August 23, 2005, respectively, and will vest approximately 30% on August 23, 2006.

Outstanding Shares
      Our outstanding capital stock at the close of business on August 31, 2005 consisted of 427,268,023 shares of Common Stock and 7,475,000 shares of 5 3/8% Series A Mandatory Convertible Preferred Stock (the “Series A Preferred Stock”). The following table sets forth information concerning direct and indirect beneficial ownership of our Common Stock as of December 31, 2004 (assuming no change in their beneficial ownership of Common Stock since the date indicated) by persons known to us to have beneficial ownership of more than 5% of the Common Stock:

	Amount and Nature of
Name and Address	Beneficial Ownership of	Percent of
of Beneficial Owner	Common Stock(1)	Class

AMVESCAP PLC	23,115,284	5.47%
11 Devonshire Square London EC2M 4YR England

AXA Financial, Inc.	42,312,272	10.0%
1290 Avenue of the Americas New York, NY

Capital Research and Management Company	28,658,220	6.71%
333 South Hope Street Los Angeles, CA 90071

Capital Group International Inc	22,275,090	5.30%
11100 Santa Monica Boulevard Los Angeles, CA 90025

Pacific Financial Research, Inc	25,501,405	6.00%
9601 Wilshire Boulevard Suite 800 Beverly Hills, CA 90210

Barclays Global Investors NA	22,668,039	5.25%
45 Fremont Street San Francisco, CA 94105

(1)	The rules of the SEC deem a person to be the beneficial owner of a security (for purposes of proxy statement disclosure) if that person has or shares either or both voting or dispositive power with respect to such security. Additionally, a security is deemed to be beneficially owned by a person who has the right to acquire beneficial ownership thereof within 60 days, for example, through the conversion of notes.

(2)	Calculated based on the number of shares of Common Stock outstanding on August 31, 2005.

(3)	This disclosure is based on information supplied by AMVESCAP PLC and a number of its subsidiaries in a Schedule 13G filed with the SEC on February 15, 2005, in which AMVESCAP PLC and such subsidiaries report that collectively they have sole voting power with respect to 23,115,284 shares of Common Stock and sole dispositive power with respect to 23,115,284 shares of Common Stock.

(4)	This disclosure is based on information supplied by AXA Financial, Inc., primarily through Alliance Capital Management L.P., as well as a number of other affiliates, in a Schedule 13G filed with the SEC on March 10, 2005, in which AXA Financial, Inc. and such affiliates report that collectively they have sole voting power with respect to 21,198,110 shares of Common Stock and sole dispositive power with respect to 42,278,457 shares of Common Stock.

(5)	This disclosure is based on information supplied by Capital Research and Management Company (“Capital”) in an amended Schedule 13G filed with the SEC on February 14, 2005, in which Capital reported that it is an investment adviser that has sole dispositive power with respect to 28,658,220 shares of Common Stock including 2,664,220 shares issuable upon the conversion of 877,600 shares of the Series A Preferred Stock.

(6)	This disclosure is based on information supplied by Capital Group International Inc. (“CGI”) in an amended Schedule 13G filed with the SEC on February 14, 2005, in which CGI reported that it is a holding company of a group of investment management companies that in the aggregate have sole voting power with respect to 18,708,850 shares of Common Stock and sole dispositive power with respect to 22,275,090 shares of Common Stock, including 563,140 shares issuable upon the conversion of 185,500 shares of Series A Preferred Stock.

(7)	This disclosure is based on information supplied by Pacific Financial Research, Inc. (“Pacific”) in an amended Schedule 13G filed with the SEC on February 11, 2005, in which Pacific reported that it is an investment adviser that has sole voting power with respect to 23,853,205 shares of Common Stock and sole dispositive power with respect to 25,501,405 shares of Common Stock.

(8)	This disclosure is based on information supplied by Barclays Bank PLC and a number of its affiliates in a Schedule 13G filed with the SEC on February 14, 2005, in which Barclays Bank PLC and such affiliates report that collectively they have sole voting power with respect to 20,890,747 shares of Common Stock and sole dispositive power with respect to 22,668,039 shares of Common Stock.
      The following table sets forth information concerning the direct and indirect beneficial ownership of our Common Stock as of August 31, 2005 by each director, each nominee for election as a director, each executive officer named in the Summary Compensation Table, and all our directors and executive officers as a group:

		Options
Name of	Common Stock	Exercisable
Beneficial Owner(1)(2)	Ownership(2)(3)(4)(5)	Within 60 Days	Total

David A. Bell	646,836	333,578	980,414
Frank J. Borelli	17,700	14,436	32,136
Reginald K. Brack	25,700	12,510	38,210
Jill M. Considine	16,200	12,510	28,710
Christopher J. Coughlin	0	0	0
Nick Cyprus	89,268	27,672	116,940
John J. Dooner, Jr.	1,027,770	826,913	1,856,683
Stephen J. Gatfield	27,479	0	27,479
Richard A. Goldstein	14,231	4,000	18,231
H. John Greeniaus	45,220	2,000	47,220
Michael I. Roth	625,990	2,000	627,990
J. Phillip Samper	25,720	14,436	40,156
David M. Thomas	2,400	0	2,400
All directors and executive officers as a group	2,564,514	1,250,055	3,814,569

(1)	On January 19, 2005, Michael Roth succeeded David Bell as Chief Executive Officer.

(2)	Effective December 31, 2004, Mr. Coughlin resigned his position as Chief Financial Officer.

(3)	The rules of the SEC deem a person to be the beneficial owner of a security (for purposes of proxy statement disclosure) if that person has or shares either or both voting or dispositive power with respect to such security. Additionally, a security is deemed to be beneficially owned by a person who has the right to acquire beneficial ownership thereof within 60 days, for example through the exercise of a stock option. Common Stock ownership set forth in this table includes unvested shares of restricted stock awarded under any of the 2004 Performance Incentive Plan, 2002 Performance Incentive Plan, the 1997 Performance Incentive Plan, the Interpublic Outside Directors’ Stock Incentive Plan and the Interpublic Non-Management Directors’ Stock Incentive Plan due to the right of the persons identified to exercise voting power with respect to the shares. Except as otherwise indicated, each person has sole voting and sole dispositive power over the shares indicated as beneficially owned.

(4)	No individual identified in the table has beneficial ownership of more than 1% of the outstanding shares of Common Stock. The directors and executive officers as a group do not beneficially own more than 1% of the outstanding shares.

(5)	Includes for Mr. Bell 8,047 shares owned by a family trust and for Mr. Goldstein 800 shares owned by his spouse.

(6)	No executive officer or director is a beneficial owner of any shares of the Series A Preferred Stock.

Item 13.	Certain Relationships and Related Transactions
      Since January 1, 2004, a brother of Christopher J. Coughlin, who resigned as Chief Financial Officer of Interpublic as of December 31, 2004, was employed by a subsidiary of Interpublic at an annual salary of $250,000.

Item 14.	Principal Accountant Fees and Services
Fees Paid to PricewaterhouseCoopers LLP
      The following table sets forth the aggregate fees billed by PricewaterhouseCoopers for audit services performed in connection with the our consolidated financial statements and reports for fiscal years 2004 and 2003, respectively, and for other services rendered us during those years.

Fee Category	2004	% of Total	2003	% of Total

Audit Fees	$81,210,000	88%	$26,540,000	67%
Audit Related Fees	3,692,100	4%	3,909,000	10%
Tax Fees	7,768,000	8%	8,918,900	23%
All Other Fees	—		—
Total Fees	$92,670,100	100%	$39,367,900	100%
      Audit Fees: Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.
      Audit Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees. These services include employee benefit plan audits, accounting consultations in connections with acquisitions/divestitures, assisting us with our preparations for compliance with Section 404 of the Sarbanes Oxley Act of 2002, and attest services that are not required by statute or regulation.
      Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/ preparation consist of fees billed for professional services related to federal, state and international tax compliance, assistance with tax audits and appeals, assistance with custom and duties audits, expatriate tax services and assistance related to the impact of mergers, acquisitions and divestitures on tax return preparation. Other tax services include miscellaneous tax consulting and planning.
      All Other Fees: There were no amounts that comprised other fees.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
      The Audit Committee approves all audit and permissible non-audit services provided by the independent auditors. The permissible non-audit services may include audit-related services, tax-related services and all other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may pre-approve particular services on a case-by-case basis. The Audit Committee has delegated pre-approval authority to its Chairman for projects less than $100,000, who must report any decision to the Audit Committee at the next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Listed below are all financial statements, financial statement schedules and exhibits filed as part of this Report on Form 10-K.

1.	Financial Statements:
The Interpublic Group of Companies, Inc. and Subsidiaries Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Valuation and Qualifying Accounts (for the three years ended December 31, 2004)
All other schedules are omitted because they are not applicable.

3. Exhibits:
(Numbers used are the numbers assigned in Item 601 of Regulation S-K and the EDGAR Filer Manual. An additional copy of this exhibit index immediately precedes the exhibits filed with this Report on Form 10-K and the exhibits transmitted to the SEC as part of the electronic filing of this Report.)

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of the Registrant, as amended through May 29, 2003, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2003.
3(ii)	By-Laws of the Registrant, as amended and restated through January 18, 2005, are incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.
3(iii)	Certificate of Designations of 5 3/8% Series A Senior Mandatory Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on December 17, 2003 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2003.
4(iii)(A)	Certificate of Designations of 5 3/8% Series A Senior Mandatory Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on December 17, 2003, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2003.
4(iii)(B)	Senior Debt Indenture, dated as of October 20, 2000 (the “2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.

Exhibit No.	Description

4(iii)(C)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.
4(iii)(D)	Second Supplemental Indenture, dated as of December 14, 2001, to the 2000 Indenture, with respect to the Zero-Coupon Convertible Senior Notes due 2021 is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 5, 2002.
4(iii)(E)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.
4(iii)(F)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(G)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(H)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Senior Convertible Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.
4(iii)(I)	Senior Debt Indenture entered into between the Registrant and Suntrust Bank, as Trustee, dated as of November 12, 2004 (the “2004 Indenture”), is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.
4(iii)(J)	First Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 5.40% Notes Due 2009 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(K)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes Due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(L)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(M)	Fourth Supplemental Indenture, dated as of March 29, 2005, to the 2004 Indenture, as modified by the First Supplemental Indenture, dated as of November 18, 2004, with respect to the 5.40% Senior Unsecured Notes due 2009 is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(N)	Fifth Supplemental Indenture, dated as of July 25, 2005, to the 2004 Indenture, with respect to the Floating Rate Notes due 2008 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2005.

Exhibit No.	Description

10(i)(A)	3-Year Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders, Initial Issuing Banks and Swing Line Bank, Named Therein and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2004.
10(i)(B)	Amendment No. 1, dated as of September 29, 2004, to the 3-Year Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2004.
10(i)(C)	Amendment No. 2, dated as of March 31, 2005 to the 3-Year Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as amended by Amendment No. 2, dated as of September 29, 2004 is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(D)	Letter agreement, dated as of March 31, 2005, between the Registrant and the lenders party to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(E)	Amendment No. 3, dated as of June 22, 2005 to the 3-Year Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as amended by Amendment No. 1, dated as of September 29, 2004 and Amendment No. 2, dated as of March 31, 2005 is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10(i)(F)	Letter agreement, dated as of June 22, 2005, between the Registrant and the lenders party to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10(i)(G)	Amended and Restated 3-year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent.
10(i)(H)	364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named therein and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2004.
10(i)(I)	Amendment No. 1, dated as of September 29, 2004, to the 364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2004.
10(i)(J)	Amendment No. 2, dated as of March 31, 2005, to the 364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent, as amended by Amendment No 1., dated as of September 29, 2004 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(K)	Letter agreement, dated as of March 31, 2005, between the Registrant and the lenders party to the 364-Day Credit Agreement, waiving breaches of the 364-Day Credit Agreement is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.

Exhibit No.	Description

10(i)(L)	Amendment No. 3, dated as of June 22, 2005, to the 364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent, as amended by Amendment No. 1, dated as of September 29, 2004 and Amendment No. 2, dated as of March 31, 2005 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10(i)(M)	Letter agreement, dated as of June 22, 2005, between the Registrant and the lenders party to the 364-Day Credit Agreement, waiving breaches of the 364-Day Credit Agreement is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
(i) Michael Roth
10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(2)	Executive Severance Agreement, dated July 13, 2004 and executed as of July 27, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(3)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 21, 2005.
10(iii)(A)(4)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2005.
(ii) David A. Bell
10(iii)(A)(5)	David A. Bell Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(6)	Employment Agreement Amendment, dated as of March 1, 2001, to an Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(7)	Employment Agreement Amendment, dated as of June 1, 2001, and signed as of October 1, 2002, between True North Communications Inc. and David A. Bell to an Employment Agreement, dated as of January 1, 2000, as amended, is incorporated by reference to Exhibit 10(b)(i)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(8)	Supplemental Agreement, made as of February 28, 2003, to an Employment Agreement, made as of January 1, 2000, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(9)	Executive Special Benefit Agreement, made as of April 1, 2003, by and between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(10)	Memorandum dated May 1, 2003, from David A. Bell, providing for Cancellation of Certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(I)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(11)	Employment Agreement, dated as of January 18, 2005, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 21, 2005.

Exhibit No.	Description

(iii) Nicholas J. Camera
10(iii)(A)(12)	Executive Special Benefit Agreement, dated as of January 1, 1995, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(c) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(13)	Executive Severance Agreement, dated as of January 1, 1998, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(vi)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(14)	Employment Agreement, dated as of November 14, 2002, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(15)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 23, 2003 to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(16)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
(iv) Albert Conte
10(iii)(A)(17)	Employment Agreement, dated as of February 21, 2000, between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(18)	Supplemental Agreement, made as of June 15, 2004, to an Employment Agreement, made as of February 21, 2000, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(19)	The Interpublic Capital Accumulation Plan Participation Agreement, effective June 15, 2004, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(20)	Executive Special Benefit Agreement, made as of January 1, 2002 and executed as of June 26, 2004, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
(v) Nicholas S. Cyprus
10(iii)(A)(21)	Employment Agreement, made as of May 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(22)	Executive Severance Agreement, made as of May 24, 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(23)	The Interpublic Capital Accumulation Plan Participation Agreement, effective May 15, 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.

Exhibit No.	Description

(vi) Thomas Dowling
10(iii)(A)(24)	Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(iii)(A)(1) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.
10(iii)(A)(25)	Executive Special Benefit Agreement, dated as of February 1, 2000, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(26)	Executive Special Benefit Agreement, dated as of February 1, 2001, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(27)	Supplemental Agreement, dated as of October 1, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(28)	Supplemental Agreement, dated as of November 14, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(29)	Executive Severance Agreement, dated November 14, 2002, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(iii)(A)(vii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
(vii) Steven Gatfield
10(iii)(A)(30)	Employment Agreement, made as of February 2, 2004, by and between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(31)	Participation Agreement under The Interpublic Senior Executive Retirement Income Plan, dated as of January 30, 2004, between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(32)	Executive Severance Agreement, made as of April 1, 2004, by and between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
(viii) Philippe Krakowsky
10(iii)(A)(33)	Employment Agreement, dated as of January 28, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.
10(iii)(A)(34)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(35)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(36)	Executive Severance Agreement, dated September 13, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.

Exhibit No.	Description

10(iii)(A)(37)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(38)	Supplemental Agreement, made as of April 8, 2003, to an Employment Agreement, made as of January 28, 2002, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(39)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
(ix) Robert J. Thompson
10(iii)(A)(40)	Employment Agreement, dated as of October 1, 2003, between the Registrant and Robert J. Thompson, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(41)	Capital Accumulation Plan Participation Agreement, entered into as of November 12, 2003, between the Registrant and Robert J. Thompson, is incorporated by reference to Exhibit 10(b)(vii)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(x) Frank Mergenthaler
10(iii)(A)(42)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
10(iii)(A)(43)	Executive Severance Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
(xi) Timothy A. Sompolski
10(iii)(A)(44)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(45)	Executive Severance Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(46)	The Interpublic Capital Accumulation Plan Participation Agreement, effective July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
(xii) John J. Dooner, Jr.
10(iii)(A)(47)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(48)	Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(49)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.

Exhibit No.	Description

10(iii)(A)(50)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(51)	Supplemental Agreement, dated as of August 10, 1992, to an Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(p) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(52)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(53)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(54)	Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement between the Registrant and John J. Dooner, Jr., dated as of January 1, 1994, is incorporated by reference to Exhibit 10(B) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1995.
10(iii)(A)(55)	Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(56)	Supplemental Agreement, dated as of September 1, 1997, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(k) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1997.
10(iii)(A)(57)	Executive Severance Agreement, dated January 1, 1998, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998.
10(iii)(A)(58)	Supplemental Agreement, dated as of January 1, 1999, to an Employment Agreement dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1999.
10(iii)(A)(59)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000.
10(iii)(A)(60)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(61)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(62)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(63)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 17, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit No.	Description

10(iii)(A)(64)	Supplemental Agreement, made as of March 31, 2003, to an Employment Agreement made as of January 1, 1994, as amended between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(65)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(66)	Letter Agreement, dated May 8, 2003, between the Registrant and John J. Dooner, Jr., providing for cancellation of certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(iv)(c) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(67)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Report on Form 10-K for the year ended December 31, 2003.
(xiii) Jill Considine
10(iii)(A)(68)	Deferred Compensation Agreement, dated as of April 1, 2002, between the Registrant and Jill Considine, is incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002.
(xiv) Richard A. Goldstein
10(iii)(A)(69)	Richard A Goldstein Deferred Compensation Agreement, dated as of June 1, 2001, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001.
(xv) Christopher J. Coughlin
10(iii)(A)(70)	Employment Agreement, made as of May 6, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(ii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(71)	Executive Special Benefit Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(72)	Executive Severance Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(73)	Confidential Separation Agreement and General Release, between the Registrant and Christopher J. Coughlin is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2005.
(xvi) Brian Brooks
10(iii)(A)(74)	Executive Severance Agreement, dated November 8, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ix) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(75)	Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(76)	Supplemental Agreement, made as of April 7, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit No.	Description

10(iii)(A)(77)	Supplemental Agreement, made as of May 20, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(78)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, dated as of November 14, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(c) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(79)	Senior Executive Retirement Income Plan Participation Agreement, effective as of November 10, 2003, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(xi)(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(80)	Supplemental Agreement, made as of November 10, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(xi)(h) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(81)	Confidential Separation Agreement and General Release, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(xi)(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(82)	Supplemental Agreement, made as of January 31, 2005, to a Confidential Agreement and General Release, made as of February 27, 2004, by and between the Registrant and Brian J. Brooks.
(xvii) Gunnar Wilmot
10(iii)(A)(83)	Executive Special Benefit Agreement, dated as of January 1, 1990, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(d) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(84)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of January 1, 1990, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(c) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(85)	Executive Special Benefit Agreement, dated as of October 1, 1996, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(86)	Executive Special Benefit Agreement, dated as of April 1, 1999, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(87)	Executive Special Benefit Agreement, dated as of January 1, 2002, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(88)	Letter Agreement, dated June 27, 2003, between the Registrant and Gunnar Wilmot providing for the Cancellation of Certain Stock Options is incorporated by reference to Exhibit 10(iii)(A)(xi) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(89)	Executive Special Benefit Agreement, dated as of May 16, 2003, and signed as of November 6, 2003, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(xiii)(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(90)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit No.	Description

10(iii)(A)(91)	The Stock Option Plan (1988) and the Achievement Stock Award Plan of the Registrant are incorporated by reference to Appendices C and D of the Prospectus, dated May 4, 1989, forming part of its Registration Statement on Form S-8 (No. 33-28143).
10(iii)(A)(92)	The Management Incentive Compensation Plan of the Registrant is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1995.
10(iii)(A)(93)	The 1986 Stock Incentive Plan of the Registrant is incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10(iii)(A)(94)	The 1986 United Kingdom Stock Option Plan of the Registrant is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(iii)(A)(95)	The Employee Stock Purchase Plan (1985) of the Registrant, as amended, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10(iii)(A)(96)	The Long-Term Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A of the Prospectus dated December 12, 1988 forming part of its Registration Statement on Form S-8 (No. 33-25555).
10(iii)(A)(97)	Resolution of the Board of Directors adopted on February 16, 1993, amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(iii)(A)(98)	Resolution of the Board of Directors adopted on May 16, 1989 amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 1989.
10(iii)(A)(99)	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1996.
10(iii)(A)(100)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997.
10(iii)(A)(101)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).
10(iii)(A)(102)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).
10(iii)(A)(103)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(104)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(105)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002.
10(iii)(A)(106)	The Interpublic Senior Executive Retirement Income Plan is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(107)	The Interpublic Capital Accumulation Plan is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(108)	The Interpublic Outside Directors Stock Incentive Plan of Interpublic, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit No.	Description

10(iii)(A)(109)	2004 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.
10(iii)(A)(110)	The Interpublic Non-Management Directors’ Stock Incentive Plan is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.
10(iii)(A)(111)	The Interpublic Senior Executive Retirement Income Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(112)	The Interpublic Capital Accumulation Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(113)	The Interpublic Group of Companies, Inc. 2004 Performance Incentive Plan (the “PIP”) — Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(114)	PIP — Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(115)	PIP — Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(116)	Interpublic’s Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) — Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(117)	The Non-Management Directors’ Plan — Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(118)	The Non-Management Directors’ Plan — Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
(21)	Subsidiaries of the Registrant.
(24)	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.
(31.1)	Certification dated as of September 30, 2005 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-OX”).
(31.2)	Certification dated as of September 30, 2005 and executed by Frank Mergenthaler, under Section 302 of S-OX.
(32)	Certification dated as of September 30, 2005 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-OX.

SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By:	/s/ Michael I. Roth*

Michael I. Roth
Chairman of the Board
and Chief Executive Officer
September 30, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael I. Roth* Michael I. Roth	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	September 30, 2005

/s/ Frank Mergenthaler* Frank Mergenthaler	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	September 30, 2005

/s/ David A. Bell* David A. Bell	Director	September 30, 2005

/s/ Frank J. Borelli* Frank J. Borelli	Director	September 30, 2005

/s/ Reginald K. Brack* Reginald K. Brack	Director	September 30, 2005

/s/ Jill M. Considine* Jill M. Considine	Director	September 30, 2005

/s/ John J. Dooner, Jr.* John J. Dooner, Jr.	Director	September 30, 2005

/s/ Richard A. Goldstein* Richard A. Goldstein	Director	September 30, 2005

/s/ H. John Greeniaus* H. John Greeniaus	Director	September 30, 2005

Name		Title	Date

/s/ J. Phillip Samper* J. Phillip Samper		Director	September 30, 2005

/s/ David M. Thomas* David M. Thomas		Director	September 30, 2005

/s/ Nicholas S. Cyprus* Nicholas S. Cyprus		Senior Vice President and Controller (Principal Accounting Officer)	September 30, 2005

*by	/s/ Nicholas J. Camera Nicholas J. Camera	Attorney-in-Fact	September 30, 2005

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of the Registrant, as amended through May 29, 2003, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2003.
3(ii)	By-Laws of the Registrant, as amended and restated through January 18, 2005, are incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.
3(iii)	Certificate of Designations of 5 3/8% Series A Senior Mandatory Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on December 17, 2003 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2003.
4(iii)(A)	Certificate of Designations of 5 3/8% Series A Senior Mandatory Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on December 17, 2003, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2003.
4(iii)(B)	Senior Debt Indenture, dated as of October 20, 2000 (the “2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.
4(iii)(C)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.
4(iii)(D)	Second Supplemental Indenture, dated as of December 14, 2001, to the 2000 Indenture, with respect to the Zero-Coupon Convertible Senior Notes due 2021 is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 5, 2002.
4(iii)(E)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.
4(iii)(F)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(G)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(H)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Senior Convertible Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.
4(iii)(I)	Senior Debt Indenture entered into between the Registrant and Suntrust Bank, as Trustee, dated as of November 12, 2004 (the “2004 Indenture”), is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.

Exhibit No.	Description

4(iii)(J)	First Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 5.40% Notes Due 2009 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(K)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes Due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(L)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(M)	Fourth Supplemental Indenture, dated as of March 29, 2005, to the 2004 Indenture, as modified by the First Supplemental Indenture, dated as of November 18, 2004, with respect to the 5.40% Senior Unsecured Notes due 2009 is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(N)	Fifth Supplemental Indenture, dated as of July 25, 2005, to the 2004 Indenture, with respect to the Floating Rate Notes due 2008 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2005.
10(i)(A)	3-Year Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders, Initial Issuing Banks and Swing Line Bank, Named Therein and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2004.
10(i)(B)	Amendment No. 1, dated as of September 29, 2004, to the 3-Year Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2004.
10(i)(C)	Amendment No. 2, dated as of March 31, 2005 to the 3-Year Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as amended by Amendment No. 2, dated as of September 29, 2004 is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(D)	Letter agreement, dated as of March 31, 2005, between the Registrant and the lenders party to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(E)	Amendment No. 3, dated as of June 22, 2005 to the 3-Year Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as amended by Amendment No. 1, dated as of September 29, 2004 and Amendment No. 2, dated as of March 31, 2005 is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10(i)(F)	Letter agreement, dated as of June 22, 2005, between the Registrant and the lenders party to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10(i)(G)	Amended and Restated 3-year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent.

Exhibit No.	Description

10(i)(H)	364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named therein and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2004.
10(i)(I)	Amendment No. 1, dated as of September 29, 2004, to the 364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2004.
10(i)(J)	Amendment No. 2, dated as of March 31, 2005, to the 364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent, as amended by Amendment No 1., dated as of September 29, 2004 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(K)	Letter agreement, dated as of March 31, 2005, between the Registrant and the lenders party to the 364-Day Credit Agreement, waiving breaches of the 364-Day Credit Agreement is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(L)	Amendment No. 3, dated as of June 22, 2005, to the 364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent, as amended by Amendment No. 1, dated as of September 29, 2004 and Amendment No. 2, dated as of March 31, 2005 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10(i)(M)	Letter agreement, dated as of June 22, 2005, between the Registrant and the lenders party to the 364-Day Credit Agreement, waiving breaches of the 364-Day Credit Agreement is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
(i) Michael Roth
10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(2)	Executive Severance Agreement, dated July 13, 2004 and executed as of July 27, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(3)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 21, 2005.
10(iii)(A)(4)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2005.
(ii) David A. Bell
10(iii)(A)(5)	David A. Bell Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(6)	Employment Agreement Amendment, dated as of March 1, 2001, to an Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.	Description

10(iii)(A)(7)	Employment Agreement Amendment, dated as of June 1, 2001, and signed as of October 1, 2002, between True North Communications Inc. and David A. Bell to an Employment Agreement, dated as of January 1, 2000, as amended, is incorporated by reference to Exhibit 10(b)(i)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(8)	Supplemental Agreement, made as of February 28, 2003, to an Employment Agreement, made as of January 1, 2000, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(9)	Executive Special Benefit Agreement, made as of April 1, 2003, by and between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(10)	Memorandum dated May 1, 2003, from David A. Bell, providing for Cancellation of Certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(I)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(11)	Employment Agreement, dated as of January 18, 2005, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 21, 2005.
(iii) Nicholas J. Camera
10(iii)(A)(12)	Executive Special Benefit Agreement, dated as of January 1, 1995, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(c) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(13)	Executive Severance Agreement, dated as of January 1, 1998, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(vi)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(14)	Employment Agreement, dated as of November 14, 2002, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(15)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 23, 2003 to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(16)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
(iv) Albert Conte
10(iii)(A)(17)	Employment Agreement, dated as of February 21, 2000, between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(18)	Supplemental Agreement, made as of June 15, 2004, to an Employment Agreement, made as of February 21, 2000, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(19)	The Interpublic Capital Accumulation Plan Participation Agreement, effective June 15, 2004, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.

Exhibit No.	Description

10(iii)(A)(20)	Executive Special Benefit Agreement, made as of January 1, 2002 and executed as of June 26, 2004, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
(v) Nicholas S. Cyprus
10(iii)(A)(21)	Employment Agreement, made as of May 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(22)	Executive Severance Agreement, made as of May 24, 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(23)	The Interpublic Capital Accumulation Plan Participation Agreement, effective May 15, 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
(vi) Thomas Dowling
10(iii)(A)(24)	Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(iii)(A)(1) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.
10(iii)(A)(25)	Executive Special Benefit Agreement, dated as of February 1, 2000, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(26)	Executive Special Benefit Agreement, dated as of February 1, 2001, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(27)	Supplemental Agreement, dated as of October 1, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(28)	Supplemental Agreement, dated as of November 14, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(29)	Executive Severance Agreement, dated November 14, 2002, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(iii)(A)(vii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
(vii) Steven Gatfield
10(iii)(A)(30)	Employment Agreement, made as of February 2, 2004, by and between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(31)	Participation Agreement under The Interpublic Senior Executive Retirement Income Plan, dated as of January 30, 2004, between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(32)	Executive Severance Agreement, made as of April 1, 2004, by and between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.

Exhibit No.	Description

(viii) Philippe Krakowsky
10(iii)(A)(33)	Employment Agreement, dated as of January 28, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.
10(iii)(A)(34)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(35)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(36)	Executive Severance Agreement, dated September 13, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(37)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(38)	Supplemental Agreement, made as of April 8, 2003, to an Employment Agreement, made as of January 28, 2002, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(39)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
(ix) Robert J. Thompson
10(iii)(A)(40)	Employment Agreement, dated as of October 1, 2003, between the Registrant and Robert J. Thompson, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(41)	Capital Accumulation Plan Participation Agreement, entered into as of November 12, 2003, between the Registrant and Robert J. Thompson, is incorporated by reference to Exhibit 10(b)(vii)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(x) Frank Mergenthaler
10(iii)(A)(42)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
10(iii)(A)(43)	Executive Severance Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
(xi) Timothy A. Sompolski
10(iii)(A)(44)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(45)	Executive Severance Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.

Exhibit No.	Description

10(iii)(A)(46)	The Interpublic Capital Accumulation Plan Participation Agreement, effective July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
(xii) John J. Dooner, Jr.
10(iii)(A)(47)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(48)	Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(49)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(50)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(51)	Supplemental Agreement, dated as of August 10, 1992, to an Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(p) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(52)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(53)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(54)	Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement between the Registrant and John J. Dooner, Jr., dated as of January 1, 1994, is incorporated by reference to Exhibit 10(B) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1995.
10(iii)(A)(55)	Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(56)	Supplemental Agreement, dated as of September 1, 1997, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(k) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1997.
10(iii)(A)(57)	Executive Severance Agreement, dated January 1, 1998, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998.
10(iii)(A)(58)	Supplemental Agreement, dated as of January 1, 1999, to an Employment Agreement dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1999.
10(iii)(A)(59)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000.

Exhibit No.	Description

10(iii)(A)(60)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(61)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(62)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(63)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 17, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(64)	Supplemental Agreement, made as of March 31, 2003, to an Employment Agreement made as of January 1, 1994, as amended between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(65)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(66)	Letter Agreement, dated May 8, 2003, between the Registrant and John J. Dooner, Jr., providing for cancellation of certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(iv)(c) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(67)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Report on Form 10-K for the year ended December 31, 2003.
(xiii) Jill Considine
10(iii)(A)(68)	Deferred Compensation Agreement, dated as of April 1, 2002, between the Registrant and Jill Considine, is incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002.
(xiv) Richard A. Goldstein
10(iii)(A)(69)	Richard A Goldstein Deferred Compensation Agreement, dated as of June 1, 2001, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001.
(xv) Christopher J. Coughlin
10(iii)(A)(70)	Employment Agreement, made as of May 6, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(ii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(71)	Executive Special Benefit Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.

Exhibit No.	Description

10(iii)(A)(72)	Executive Severance Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(73)	Confidential Separation Agreement and General Release, between the Registrant and Christopher J. Coughlin is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2005.
(xvi) Brian Brooks
10(iii)(A)(74)	Executive Severance Agreement, dated November 8, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ix) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(75)	Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(76)	Supplemental Agreement, made as of April 7, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(77)	Supplemental Agreement, made as of May 20, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(78)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, dated as of November 14, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(c) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(79)	Senior Executive Retirement Income Plan Participation Agreement, effective as of November 10, 2003, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(xi)(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(80)	Supplemental Agreement, made as of November 10, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(xi)(h) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(81)	Confidential Separation Agreement and General Release, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(xi)(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(82)	Supplemental Agreement, made as of January 31, 2005, to a Confidential Agreement and General Release, made as of February 27, 2004, by and between the Registrant and Brian J. Brooks.
(xvii) Gunnar Wilmot
10(iii)(A)(83)	Executive Special Benefit Agreement, dated as of January 1, 1990, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(d) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(84)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of January 1, 1990, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(c) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(85)	Executive Special Benefit Agreement, dated as of October 1, 1996, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.	Description

10(iii)(A)(86)	Executive Special Benefit Agreement, dated as of April 1, 1999, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(87)	Executive Special Benefit Agreement, dated as of January 1, 2002, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(88)	Letter Agreement, dated June 27, 2003, between the Registrant and Gunnar Wilmot providing for the Cancellation of Certain Stock Options is incorporated by reference to Exhibit 10(iii)(A)(xi) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(89)	Executive Special Benefit Agreement, dated as of May 16, 2003, and signed as of November 6, 2003, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(xiii)(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(90)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.
10(iii)(A)(91)	The Stock Option Plan (1988) and the Achievement Stock Award Plan of the Registrant are incorporated by reference to Appendices C and D of the Prospectus, dated May 4, 1989, forming part of its Registration Statement on Form S-8 (No. 33-28143).
10(iii)(A)(92)	The Management Incentive Compensation Plan of the Registrant is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1995.
10(iii)(A)(93)	The 1986 Stock Incentive Plan of the Registrant is incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10(iii)(A)(94)	The 1986 United Kingdom Stock Option Plan of the Registrant is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(iii)(A)(95)	The Employee Stock Purchase Plan (1985) of the Registrant, as amended, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10(iii)(A)(96)	The Long-Term Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A of the Prospectus dated December 12, 1988 forming part of its Registration Statement on Form S-8 (No. 33-25555).
10(iii)(A)(97)	Resolution of the Board of Directors adopted on February 16, 1993, amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(iii)(A)(98)	Resolution of the Board of Directors adopted on May 16, 1989 amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 1989.
10(iii)(A)(99)	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1996.
10(iii)(A)(100)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997.
10(iii)(A)(101)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).
10(iii)(A)(102)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).

Exhibit No.	Description

10(iii)(A)(103)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(104)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(105)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002.
10(iii)(A)(106)	The Interpublic Senior Executive Retirement Income Plan is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(107)	The Interpublic Capital Accumulation Plan is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(108)	The Interpublic Outside Directors Stock Incentive Plan of Interpublic, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(109)	2004 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.
10(iii)(A)(110)	The Interpublic Non-Management Directors’ Stock Incentive Plan is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.
10(iii)(A)(111)	The Interpublic Senior Executive Retirement Income Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(112)	The Interpublic Capital Accumulation Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(113)	The Interpublic Group of Companies, Inc. 2004 Performance Incentive Plan (the “PIP”) — Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(114)	PIP — Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(115)	PIP — Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(116)	Interpublic’s Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) — Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(117)	The Non-Management Directors’ Plan — Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(118)	The Non-Management Directors’ Plan — Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
(21)	Subsidiaries of the Registrant.
(24)	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

Exhibit No.	Description

(31.1)	Certification dated as of September 30, 2005 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-OX”).
(31.2)	Certification dated as of September 30, 2005 and executed by Frank Mergenthaler, under Section 302 of S-OX.
(32)	Certification dated as of September 30, 2005 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-OX.