Form 10-Q
period 2005-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2005-09-30
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE
      This report contains forward-looking statements. We may also make forward-looking statements orally from time to time. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, particularly regarding recent business and economic trends, our internal control over financial reporting, impairment charges, the Securities and Exchange Commission (“SEC”) investigation, credit ratings, regulatory and legal developments, acquisitions and dispositions, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in our 2004 Annual Report on Form 10-K under Item 1, Business — Risk Factors, and our other SEC filings. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.
      Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such risk factors include, but are not limited to, the following:

•	risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in the control environment;

•	potential adverse effects to our financial condition, results of operations or prospects as a result of our restatement of prior period financial statements;

•	risks associated with our inability to satisfy covenants under our syndicated credit facilities;

•	our ability to satisfy certain reporting covenants under our indentures;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	potential adverse effects if we are required to recognize additional impairment charges or other adverse accounting-related developments;

•	potential adverse developments in connection with the ongoing SEC investigation;

•	potential downgrades in the credit ratings of our securities;

•	risks associated with the effects of global, national and regional economic and political conditions, including with respect to fluctuations in interest rates and currency exchange rates;

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world; and
      Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in Item 1, Business — Risk Factors, in our 2004 Annual Report on Form 10-K.
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

EXPLANATORY NOTE
      The filing of this report was delayed because of the extensive additional work necessary to compensate for our material weaknesses in our internal control over financial reporting to complete the restatement of our previously published Consolidated Financial Statements. The restatement is set forth in our 2004 Annual Report on Form 10-K, and includes a restatement of the Consolidated Statements of Operations and Cash Flows for the quarter ended March 31, 2004. The Consolidated Statements of Operations, Cash Flows and Comprehensive Loss for the quarter ended March 31, 2004 in this report are presented as restated. For information on the restatement and the impact of the restatement on our financial statements for the quarter ended March 31, 2004, we refer you to Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Filed Financial Statements, and Note 20, Results by Quarter, in our 2004 Annual Report on Form 10-K.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

		(Restated)
REVENUE	$1,330.3	$1,389.4

OPERATING (INCOME) EXPENSES:
Salaries and related expenses	973.8	886.7
Office and general expenses	527.8	510.7
Restructuring charges (reversals)	(6.9)	61.6
Long-lived asset impairment and other charges	—	5.7

Total operating expenses	1,494.7	1,464.7

OPERATING LOSS	(164.4)	(75.3)

EXPENSE AND OTHER INCOME:
Interest expense	(47.2)	(43.9)
Interest income	14.9	9.8
Investment impairments	—	(3.2)
Other income	14.5	1.3

Total expense and other income	(17.8)	(36.0)

Loss before provision for income taxes	(182.2)	(111.3)
Benefit for income taxes	(39.1)	(29.0)

Loss of consolidated companies	(143.1)	(82.3)
Income applicable to minority interests (net of tax)	(1.2)	(2.6)
Equity in net income of unconsolidated affiliates (net of tax)	0.5	1.1

Net loss	(143.8)	(83.8)
Dividends on preferred stock	5.0	4.8

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(148.8)	$(88.6)

Loss per share of common stock:
Basic:	$(0.35)	$(0.21)

Diluted:	$(0.35)	$(0.21)

Weighted-average shares:
Basic	423.8	413.3
Diluted	423.8	413.3
Cash dividends per common share	$—	$—
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS:
Cash and cash equivalents	$1,544.6	$1,550.4
Short-term marketable securities	1.2	420.0
Accounts receivable, net of allowance of $128.7 and $136.1	4,664.0	4,907.5
Expenditures billable to clients	395.3	345.2
Deferred income taxes	311.0	261.0
Prepaid expenses and other current assets	160.8	152.6

Total current assets	7,076.9	7,636.7
Land, buildings and equipment, net	703.3	722.9
Deferred income taxes	264.9	274.2
Investments	180.5	168.7
Goodwill	3,141.1	3,141.6
Other intangible assets, net	36.6	37.6
Other assets	288.0	290.6

TOTAL ASSETS	$11,691.3	$12,272.3

LIABILITIES:
Accounts payable	$5,813.5	$6,128.7
Accrued liabilities	1,004.4	1,108.6
Short-term debt	337.2	325.9

Total current liabilities	7,155.1	7,563.2
Long-term debt	1,923.9	1,936.0
Deferred compensation and employee benefits	571.2	590.7
Other non-current liabilities	422.4	408.9
Minority interests in consolidated subsidiaries	50.9	55.2

TOTAL LIABILITIES	10,123.5	10,554.0

Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value	373.7	373.7
Common stock, $0.10 par value	42.6	42.5
Additional paid-in capital	2,212.5	2,208.9
Accumulated deficit	(722.0)	(578.2)
Accumulated other comprehensive loss, net of tax	(264.1)	(248.6)

	1,642.7	1,798.3
Less:
Treasury stock, at cost	(14.0)	(14.0)
Unamortized deferred compensation	(60.9)	(66.0)

TOTAL STOCKHOLDERS’ EQUITY	1,567.8	1,718.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,691.3	$12,272.3

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(143.8)	$(83.8)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	40.5	49.6
Provision for bad debt	3.0	11.0
Amortization of restricted stock awards and other non-cash compensation	11.8	7.4
Amortization of bond discounts and deferred financing costs	2.1	6.0
Deferred income tax provision	(31.8)	(56.1)
Equity in net loss of unconsolidated affiliates	(0.5)	(1.1)
Income applicable to minority interests	1.2	2.6
Restructuring charges — non-cash	—	6.7
Long-lived asset impairment and other charges	—	5.7
Investment impairments	—	3.2
Gain on sale of investments	(13.0)	(1.2)
Gain on interest rate swaps	(12.4)	—
Other	(7.5)	(7.5)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	164.2	20.7
Expenditures billable to clients	(53.2)	(67.1)
Prepaid expenses and other current assets	(11.3)	14.4
Accounts payable and accrued expenses	(273.6)	(240.4)
Other non-current assets and liabilities	(15.7)	(12.4)

Net cash used in operating activities	(340.0)	(342.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(16.6)	(39.0)
Capital expenditures	(32.6)	(37.8)
Proceeds from sales of businesses and fixed assets	1.8	17.4
Proceeds from sales of investments	20.6	3.9
Purchases of investments	(13.5)	(7.2)
Maturities of short-term marketable securities	669.0	371.0
Purchases of short-term marketable securities	(270.0)	(470.4)

Net cash provided by (used in) investing activities	358.7	(162.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term bank borrowings	8.8	60.4
Payments of long-term debt	(0.3)	(244.4)
Proceeds from long-term debt	1.9	0.5
Debt issuance costs and consent fees	(6.3)	—
Issuance of preferred stock, net of issuance costs	—	(0.8)
Issuance of common stock, net of issuance costs	0.3	(2.3)
Distributions to minority interests, net	(4.7)	(2.7)
Dividends from unconsolidated affiliates	0.6	4.9
Preferred stock dividends	(5.0)	(4.8)

Net cash used in financing activities	(4.7)	(189.2)

Effect of exchange rates on cash and cash equivalents	(19.8)	(5.6)

Decrease in cash and cash equivalents	(5.8)	(699.2)
Cash and cash equivalents at beginning of year	1,550.4	1,871.9

Cash and cash equivalents at end of period	$1,544.6	$1,172.7

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months
	Ended March 31,

	2005	2004

		(Restated)
Net Loss	$(143.8)	$(83.8)
Foreign currency translation adjustment	(31.3)	(25.4)
Net unrealized holdings gain/loss on securities
Unrealized holdings gain arising in the current period	15.9	1.6
Unrealized holdings loss arising in the current period	—	(0.1)
Reclassification of gain to net earnings	(0.1)	3.2

Net unrealized holdings gain/loss on securities	15.8	4.7

Comprehensive loss	$(159.3)	$(104.5)

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 1:	Basis of Presentation
      Restatement. In our 2004 Annual Report on Form 10-K, we restated certain of our prior period financial statements, including financial statements for the three months ended March 31, 2004. The Consolidated Statements of Operations, Cash Flows and Comprehensive Loss for the three months ended March 31, 2004 in this report have been presented as restated. For information on the restatement and the impact of the restatement on our financial statements for the quarter ended March 31, 2004, we refer you to Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Issued Financial Statements, and Note 20, Results by Quarter, in our 2004 Annual Report on Form 10-K.
      Basis of Presentation. The accompanying unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments of a normal and recurring nature necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2:	Loss Per Share
      The following sets forth the computation of basic and diluted loss per common share for income available to common stockholders:

	For the Three Months
	Ended March 31,

	2005	2004

		(Restated)
Basic
Net loss	$(143.8)	$(83.8)
Less: preferred stock dividends	5.0	4.8

Net loss applicable to common stockholders	$(148.8)	$(88.6)

Weighted-average number of common shares outstanding — basic	423.8	413.3

Loss per share — basic	$(0.35)	$(0.21)

Diluted(a)
Net loss	$(143.8)	$(83.8)
Less: preferred stock dividends	5.0	4.8

Net loss applicable to common stockholders	$(148.8)	$(88.6)

Weighted-average number of common shares outstanding — diluted	423.8	413.3

Loss per share — diluted	$(0.35)	$(0.21)

(a)	In accordance with Emerging Issue Task Force (“EITF”), 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, the impact of the assumed conversion of our 4.50% contingently convertible notes would be included in the computations of diluted loss per share if dilutive, regardless of whether the market price conversion trigger was met. The weighted-average

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

number of incremental shares for each of the following have been excluded from the computations of diluted loss per share as they were anti-dilutive:
      For the three months ended March 31, 2005 and 2004:

•	exercise of employee stock options and conversion of non-vested restricted stock awards;

•	conversion of the 4.50% Convertible Notes;

•	conversion of the Series A Mandatory Convertible Preferred Stock; and
      For the three months ended March 31, 2005 only:

•	conversion of restricted stock units
      For the three months ended March 31, 2004 only:

•	conversion of the 1.87% and 1.80% Convertible Notes.

The following table presents the weighted-average number of incremental anti-dilutive shares excluded from the computations of diluted loss per share for the three months ended March 31, 2005 and 2004:

	For the Three
	Months Ended
	March 31,

	2005	2004

		(Restated)
Stock options, restricted stock and restricted stock units	4.5	4.9
Convertible Notes	64.4	72.2
Series A Mandatory Convertible Preferred Stock	27.7	23.7

Total	96.6	100.8

      We adopted EITF 03-6, Participating Securities and the Two — Class Method Under FASB Statement No. 128, during the quarter ended June 30, 2004. The adoption of this pronouncement had no impact on the calculation of EPS for any period presented, as the holders of the relevant securities do not participate in our net loss.

Note 3:	Stock-Based Compensation
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, we have accounted for our various stock-based compensation plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.
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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Amendment of FASB No. 123, our pro forma loss from operations and loss per share from operations would have been as follows:

	For the Three Months
	Ended March 31,

	2005	2004

		(Restated)
As reported, net loss	$(143.8)	$(83.8)
Add back:
Stock-based employee compensation expense included in net loss, net of tax	7.0	5.6
Less:
Total fair value of stock-based employee compensation expense, net of tax	(12.5)	(13.4)

Pro forma net loss	$(149.3)	$(91.6)

Net loss per share
Basic loss per share
As reported	$(0.35)	$(0.21)
Pro forma	$(0.35)	$(0.22)
Diluted loss per share
As reported	$(0.35)	$(0.21)
Pro forma	$(0.35)	$(0.22)
      For purposes of this pro forma information, the weighted-average fair value of the 15% discount received by employees on the date that stock was purchased under the ESPP was $1.97 and $2.43 for the three months ended March 31, 2005 and 2004, respectively, and is included in the total fair value of stock-based employee compensation expense.
      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months
	Ended March 31,

	2005	2004

Expected option lives	6 years	6 years
Risk free interest rate	3.9%	3.4%
Expected volatility	44.4%	44.7%
Dividend yield	0.0%	0.0%
Weighted-average option grant price	$13.63	$16.32
Weighted-average fair value of options granted	$6.56	$7.76

Note 4:	Acquisitions and Dispositions

Acquisitions
      We did not make any acquisitions during the three months ended March 31, 2005. We acquired one company during the three months ended March 31, 2004 for $6.5 in cash. The results of operations of this acquired company are included in our consolidated results from the date of close of the transaction. We made stock payments related to acquisitions in prior years valued at $1.8 during the three months ended March 31, 2005. We did not make any stock payments related to acquisitions initiated in prior years

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
during the three months ended March 31, 2004. Details of the cash paid for new and prior acquisitions are as follows:

	For the Three
	Months Ended
	March 31,

	2005	2004

		(Restated)
Cash paid for current year acquisitions	$—	$6.5
Cash paid for prior acquisitions	16.6	32.5

Net cash paid for acquisitions	$16.6	$39.0

Dispositions
      On January 12, 2004, we completed the sale of a business comprising the four Motorsports circuits, including Brands Hatch, Oulton Park, Cadwell Park and Snetterton, owned by our Brands Hatch subsidiaries, to Motorsport Vision Limited. The consideration for the sale was approximately $26.0. An additional contingent amount of approximately $4.0 may be paid to us depending upon the future financial results of the operations sold.

Note 5:	Restructuring Charges (Reversals)
      During the three months ended March 31, 2005 and 2004, we recorded net (income) and expense related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of ($6.9) and $61.6, respectively, which included the impact of adjustments resulting from changes in management’s estimates as described below. The 2003 program was initiated in response to softness in demand for advertising and marketing services. The 2001 program was initiated following the acquisition of True North Communications Inc. and was designed to integrate the acquisition and improve productivity. Total inception to date net expense for the 2001 and 2003 programs were $639.2 and $226.4, respectively. Substantially all activities under the 2001 and 2003 programs have been completed. A summary of the net (income) and expense by segment is as follows:

	Three Months Ended March 31,

	Lease Termination and Other			Severance and
	Exit Costs			Termination Costs

	2003	2001		2003
	Program	Program	Total	Program	Total

2005 Net Income
IAN	$(4.2)	$(0.7)	$(4.9)	$(0.2)	$(5.1)
CMG	(0.1)	(1.6)	(1.7)	(0.1)	(1.8)

Total	$(4.3)	$(2.3)	$(6.6)	$(0.3)	$(6.9)

2004 Net (Income) Expense (Restated)
IAN	$31.2	$(1.6)	$29.6	$15.8	$45.4
CMG	11.0	(0.9)	10.1	6.0	16.1
Corporate	—	—	—	0.1	0.1

Total	$42.2	$(2.5)	$39.7	$21.9	$61.6

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Lease Termination and Other Exit Costs

2003 Program
      Net income related to lease termination and other exit costs recorded for the three months ended March 31, 2005 was $4.3, comprised of charges of $1.2, offset by adjustments to management estimates of $5.5. For the three months ended March 31, 2004, net expense was $42.2, comprised of charges of $43.5, offset by similar adjustments of $1.3. Charges were recorded at net present value and were net of estimated sublease rental income. The discount related to lease terminations is being amortized over the expected remaining term of the related lease. In addition, for the three months ended March 31, 2004, charges were recorded for the vacating of 25 offices, located primarily in the US and Europe. Given the remaining life of the vacated leased properties, cash payments are expected to be made through 2015.
      In addition to amounts recorded as restructuring charges, we recorded charges of $7.6 during the three months ended March 31, 2004, related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses on the Consolidated Statements of Operations.

2001 Program
      Net income related to lease termination and other exit costs of $2.3 and $2.5 recorded for the three months ended March 31, 2005 and 2004, respectively, resulted exclusively from the impact of adjustments to management estimates. Given the remaining life of the vacated properties, cash payments are expected to be made through 2024.

Adjustments to Estimates
      Lease termination and other exit costs for the 2003 and 2001 restructuring programs included the net impact of adjustments for changes in management estimates, which decreased the restructuring reserves by $7.8 and $3.8 for the three months ended March 31, 2005 and 2004, respectively. Adjustments to management estimates of net lease obligations included both increases and decreases to the restructuring reserve balance as a result of several factors. The significant factors were our negotiation of terms upon the exit of leased properties, changes in sublease rental income and utilization of previously vacated properties by certain of our agencies due to improved economic conditions in certain markets, all of which occurred during the period recorded.

Severance and Termination Costs

2003 Program
      Net income related to severance and termination costs of $0.3 recorded for the three months ended March 31, 2005, resulted exclusively from the impact of adjustments to management’s estimates. Net expense for the three months ended March 31, 2004 was $21.9, comprised of charges of $24.1, partially offset by adjustments to management estimates of $2.2. These charges related to a worldwide workforce reduction of approximately 400 employees for the three months ended March 31, 2004. The restructuring program affected employee groups across all levels and functions, including executive, regional and account management and administrative, creative and media production personnel. The majority of the severance charges related to the US and Europe, with the remainder in Asia and Latin America.

Adjustments to Estimates
      Severance and termination costs associated with the 2003 restructuring program included the net impact of adjustments for changes in management estimates to decrease the restructuring reserves by $0.3 and $2.2 for the three months ended March 31, 2005 and 2004, respectively. Adjustments to management

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
estimates of severance and termination obligations included both increases and decreases to the restructuring reserve balance as a result of several factors. The significant factors were the decrease in the number of terminated employees, change in amounts paid to terminated employees and change in estimates of taxes and restricted stock payments related to terminated employees, all of which occurred during the period recorded.
      A summary of the remaining liability for the 2003 and 2001 restructuring programs is as follows:

	Liability at					Liability at
	12/31/04	Charges	Payments	Adjustments(1)	Other(2)	3/31/05

2003 Program
Lease termination and other exit costs	$51.0	$1.2	$(6.8)	$(5.5)	$(1.4)	$38.5
Severance and termination costs	7.2	—	(1.8)	(0.3)	(0.1)	5.0

Total	$58.2	$1.2	$(8.6)	$(5.8)	$(1.5)	$43.5

2001 Program
Lease termination and other exit costs	$37.2	$—	$(4.8)	$(2.3)	$(0.1)	$30.0
Severance and termination costs	1.6	—	(0.4)	—	—	1.2

Total	$38.8	$—	$(5.2)	$(2.3)	$(0.1)	$31.2

(1) Amounts represent adjustments to management estimates, as discussed above.

(2)	Amounts represent adjustments to the liability for changes in foreign currency exchange rates as well as liabilities that were previously maintained on the Consolidated Balance Sheet in other balance sheet accounts.
      Severance amounts incurred outside the parameters of our restructuring programs are recorded in the financial statements when they become both probable and estimable. With the exception of medical and dental benefits paid to employees who are on long-term disability, we do not establish liabilities associated with ongoing post-employment benefits that may vest or accumulate as the employee provides service as we cannot reasonably predict what our future experience will be. We have recorded a liability of $6.4 and $6.1 as of March 31, 2005 and December 31, 2004, respectively, related to medical and dental benefits for employees who are on long-term disability.

Note 6:	Land, Building and Equipment
      The following table provides a summary of the components of land, building and equipment:

	March 31,	December 31,
	2005	2004

Land and buildings	$108.0	$111.1
Furniture and equipment	1,031.9	1,038.6
Leasehold improvements	568.2	571.3

	1,708.1	1,721.0
Less: accumulated depreciation	(1,004.8)	(998.1)

Land, buildings and equipment, net	$703.3	$722.9

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 7:	Long-Lived Asset Impairment and Other Charges
      There were no impairment charges in the quarter ended March 31, 2005. During the first three months of 2004, we recorded impairment charges of $5.7. This amount included $4.1 related to the impairment of long-lived assets of a business sold, and $1.6 related to capital expenditure outlays in our Motorsports business which were expensed as incurred.

Note 8:	Expense and Other Income

Investment Impairment
      We did not have any material investment impairment during the first three months ended March 31, 2005. During the first three months ended March 31, 2004, we recorded $3.2 in investment impairment charges related to a decline in value of several available-for-sale investments that were determined to be other than temporary.

Other Income
      The following table sets forth the components of other income:

	For the Three
	Months Ended
	March 31,

	2005	2004

		(Restated)
Gains (losses) on sales of businesses	$9.6	$(0.1)
Gains on sales of available-for-sale securities and miscellaneous investment income	4.9	1.4

Total other income	$14.5	$1.3

      During the three months ended March 31, 2005, we sold our remaining ownership interest in Delaney Lund Knox Warren & Partners, an agency within Foote, Cone & Belding Worldwide, for a gain of approximately $8.5.

Note 9:	Recent Accounting Standards
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
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
The provisions of FIN No. 47 are effective no later than December 31, 2005. We do not expect the adoption of FIN No. 47 to have a material impact on our Consolidated Balance Sheet or Statement of Operations.
      In December 2004, SFAS No. 123R (revised 2004), Share-Based Payment, was issued, which replaces SFAS No. 123, Accounting for Stock-Based Compensation,and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and the shares issued under our employee stock purchase plan to be recognized in the financial statements based on their fair values, as of the beginning of the first fiscal year that starts after June 15, 2005. We are required to adopt SFAS No. 123R effective January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In March 2005, Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, was issued regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. We are evaluating the requirements of SFAS No. 123R and SAB No. 107. The adoption of SFAS No. 123R may have a material impact on our Consolidated Financial Statements and EPS. At adoption, we plan to use the modified prospective method which requires expense recognition for all unvested and outstanding awards and any awards granted thereafter.
      In December 2004, FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, was issued which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. We have reviewed the provisions and, at this time, we have determined not to repatriate undistributed earnings of our foreign subsidiaries to the U.S. under this provision. Accordingly, we will not adjust our tax expense or deferred tax liability to reflect these provisions. However, we will continue to monitor the circumstances and if there is a change which will make the use of this provision advantageous, we will be able to adopt it prior to December 31, 2005.
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

Note 10:	Effective Income Tax Rate
      We recorded an income tax benefit of ($39.1) and ($29.0) on pretax losses of $182.1 and $111.3 for the three months ended March 31, 2005 and 2004, respectively. Our effective tax rate was (21.5%) and (26.1%) for the three months ended March 31, 2005 and 2004, respectively. The difference between the effective tax rate and statutory rate of 35% is due to state and local taxes and the effect of non-US operations. The most significant item negatively impacting the effective tax rate was operating losses in a number of non-US jurisdictions that receive little or no tax benefit.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 11:	Debt

Long-Term Debt
      A summary of our long-term debt is as follows:

	March 31,	December 31,
	2005	2004

7.875% Senior Unsecured Notes due 2005	$253.6	$255.0
7.25% Senior Unsecured Notes due 2011	496.0	500.0
5.40% Senior Unsecured Notes, due 2009 (less unamortized discount of $0.3)	249.7	249.7
6.25% Senior Unsecured Notes, due 2014 (less unamortized discount of $1.0)	339.5	347.3
4.50% Convertible Senior Notes due 2023	800.0	800.0
Other notes payable and capitalized leases	42.8	42.1

Total long-term debt	2,181.6	2,194.1
Less: current portion	257.7	258.1

Long-term debt, excluding current portion	$1,923.9	$1,936.0

      Long-term debt has a fair value of approximately $2,319.6 and $2,447.0 at March 31, 2005 and December 31, 2004, respectively.

Redemption and Repurchase of Long-Term Debt
      In August 2005, we redeemed the remainder of the outstanding 7.875% Senior Unsecured Notes with an aggregate principal amount of $250.0 at maturity at an aggregate price of approximately $258.6, which included the principal amount of the Notes plus accrued interest to the redemption date. To redeem these Notes we used the proceeds from the sale and issuance in July 2005 of $250.0 Floating Rate Notes due in July 2008.

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
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
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

Credit Arrangements
      We have committed and uncommitted lines of credit with various banks that permit borrowings at variable interest rates. At March 31, 2005 and December 31, 2004, there were no borrowings under our committed facilities, however there were borrowings under the uncommitted facilities made by several of our international subsidiaries totaling $79.5 and $67.8, respectively.We have guaranteed the repayment of some of these borrowings by our subsidiaries.
      Our primary bank credit agreements are two credit facilities, a 364-day revolving credit facility (“364-Day Revolving Credit Facility”) and a three-year revolving credit facility (“Three-Year Revolving Credit Facility” and, together with the 364-Day Revolving Credit Facility, the “Revolving Credit Facilities”). The 364-Day Revolving Credit Facility will expire on September 30, 2005. These facilities have been modified three times through waivers and amendments executed as of September 29, 2004, March 31, 2005 and June 22, 2005, and the Three-Year Revolving Credit Facility was also amended as of September 27, 2005. For a description of these waivers and amendments, see Note 11 to the Consolidated Financial Statement in our 2004 Annual Report on Form 10-K.
      The current terms of the amended Three-Year Revolving Credit Facility do not permit us: (i) to make cash acquisitions in excess of $50.0 until October 2006, or thereafter in excess of $50.0 until expiration of the agreement in May 2007, subject to increases equal to the net cash proceeds received in the applicable period from any disposition of assets; (ii) to make capital expenditures in excess of $210.0 annually; (iii) to repurchase or to declare or to pay dividends on our capital stock (except for any convertible preferred stock, convertible trust preferred instrument or similar security, which includes our outstanding 5.40% Series A Mandatory Convertible Preferred), except that we may repurchase our capital stock in connection with the exercise of options by our employees or with proceeds contemporaneously received from an issue of new shares of our capital stock; and (iv) to incur new debt at our subsidiaries, other than unsecured debt incurred in the ordinary course of business, which may not exceed $10.0 in the aggregate with respect to our US subsidiaries.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
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
      The terms used in these ratios, including EBITDA, interest coverage and debt, are subject to specific definitions set forth in the agreement. Under the definition set forth in the Three-Year Revolving Credit Facility, EBITDA is determined by adding to net income or loss the following items: interest expense, income tax expense, depreciation expense, amortization expense, and certain specified cash payments and non-cash charges subject to limitations on time and amount set forth in the agreement. Based on our

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
forecasts, we expect to be in compliance with all covenants under our Three-Year Revolving Credit Facility, as amended and restated for the next twelve months.
      Before agreeing to the amendments, the lenders reviewed preliminary drafts of the Consolidated Financial Statements included in our 2004 Annual Report and in our quarterly reports on Form 10-Q for the first two quarters of 2005. One condition to effectiveness of the amendments is that we have not received, on or before October 4, 2005, notice from the lenders that have a majority in amount of the revolving credit commitments, that the Consolidated Financial Statements in our 2004 Annual Report and our quarterly reports, and the financial data contained in the notes thereto, are not substantially similar to the draft Consolidated Financial Statements we provided to them. If we receive such a notice, the amended agreement will not become effective. In that event, we will continue to be subject to the financial covenants that were previously applicable under the Three-Year Revolving Credit Facility, as amended in June 2005 with respect to periods through the second quarter of 2005. We were in compliance with those covenants through June 30, 2005, but there can be no assurance that we will continue to be in compliance for the third quarter of 2005.

Note 12:	Employee Benefits
      The components of net periodic cost for pension and retiree medical plans are as follows:

	Domestic Pension		Foreign Pension		Postretirement
	Plans		Plans		Benefits

For the Three Months Ended March 31,	2005	2004	2005	2004	2005	2004

		(Restated)		(Restated)		(Restated)
Service cost for benefits earned	$0.2	$0.2	$4.2	$4.0	$0.1	$0.1
Interest accrued on benefit obligation	2.2	2.2	5.1	4.5	0.9	1.0
Expected return on plan assets	(2.4)	(2.5)	(3.5)	(2.9)	—	—
Amortization of:
Prior service cost	(0.1)	(0.1)	—	—	—	—
Unrecognized actuarial losses	1.6	1.1	1.8	1.4	0.2	0.1

Net periodic cost	$1.5	$0.9	$7.6	$7.0	$1.2	$1.2

      During the three months ended March 31, 2005 we made contributions of $0.2 and $5.1 to our domestic and foreign pension plans, respectively. We anticipate making contributions of $0.9 and $24.3 to our domestic and foreign pension plans, respectively.

Note 13:	Derivative and Hedging Instruments
      In January 2005, we entered into an interest rate swap which synthetically converted $150.0 of fixed rate debt to floating rates. The interest rate swap effectively converted $150.0 of the $500.0, 7.25% Senior Unsecured Notes due August 2011 to floating rate debt and matures on the same day the debt is due. Under the terms of the interest rate swap agreement we pay a floating interest rate, based on one-month LIBOR plus a spread of 297.0 basis points, and receive the fixed interest rate of the underlying bond being hedged. Fair value adjustments for this swap and for the three interest rate swaps we executed during the fourth quarter of 2004 decreased the carrying amount of our debt outstanding at March 31, 2005 by approximately $13.5.
      On May 25, 2005, we terminated all of our long-term interest rate swap agreements, covering our $350.0, 6.25% Senior Unsecured Notes due November 2014 and $150.0 of the $500, 7.25% Senior Unsecured Noted due August 2011. In connection with the interest rate swap termination, our net cash

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
receipts were approximately $1.1, which will be recorded as an offset to interest expense over the remaining life of the related debt.

Note 14:	Segment Information
      We are organized into five global operating divisions and a group of leading stand-alone agencies. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operating divisions are grouped into two reportable segments. The largest segment, Integrated Agency Networks (“IAN”), is comprised of McCann Worldgroup (“McCann”), The FCB Group (“FCB”), The Lowe Group (“Lowe”), Draft Worldwide (“Draft”) and our stand-alone agencies. The stand-alone agencies include Deutsch, Campbell-Ewald and Hill Holliday. IAN also includes our media agencies, Initiative Media and Magna Global which are part of our leading stand-alone agencies, and Universal McCann, which is part of McCann. The second segment, Constituent Management Group (“CMG”), includes Weber Shandwick, DeVries, FutureBrand, GolinHarris, Jack Morton and Octagon Worldwide. During the period ended March 31, 2004, we had a third reportable segment comprised of the Motorsports operations, which was sold during 2004.
      Certain corporate and other charges are reported as a separate line within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses which are not allocated to operating divisions, as shown in the table below. Salaries and related expenses include salaries, pension, bonus and insurance expenses, including medical and dental, for corporate office employees. Professional fees include costs related to the audit of our financial statements, cost of restatement efforts, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Rent and depreciation includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost for fire, liability and automobile premiums. Bank fees relate to debt and credit facilities managed by the corporate office. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the weighted average net revenues of the operating unit. The majority of the corporate cost, including most of the costs associated with internal control compliance and remediation, are not allocated back to operating segments. The following expenses are included in Corporate and other:

	For the Three Months
	Ended March 31,

	2005	2004

		(Restated)
Salaries, benefits and related expenses	$48.9	$35.3
Professional fees	52.4	16.1
Rent and depreciation	11.5	11.7
Corporate insurance	7.1	7.4
Bank fees	0.5	0.8
Other	5.0	(1.7)
Amounts allocated to operating divisions	(35.0)	(28.4)

Total Corporate and other	$90.4	$41.2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
      Summarized financial information concerning our reportable segments is shown in the following table:

	For the Three Months
	Ended March 31,

	2005	2004

		(Restated)
Revenue:(1)
IAN	$1,116.6	$1,166.4
CMG	212.5	219.9
Motorsports	1.2	3.1

Consolidated revenue	$1,330.3	$1,389.4

(1)	Amounts disclosed as revenue from unaffiliated customers include immaterial amounts of intersegment revenues.

Segment operating income (loss):
IAN	$(82.7)	$32.6
CMG	0.8	9.1
Motorsports	1.0	(8.5)
Corporate and other	(90.4)	(41.2)

Total segment operating loss	$(171.3)	$(8.0)

Reconciliation to loss before taxes:
Restructuring charges	6.9	(61.6)
Long-lived asset impairment and other charges	—	(5.7)
Interest expense	(47.2)	(43.9)
Interest income	14.9	9.8
Investment impairments	—	(3.2)
Other income	14.5	1.3

Loss before income taxes	$(182.2)	$(111.3)

Depreciation and amortization:
IAN	$29.5	$35.0
CMG	6.6	8.1
Corporate and other	4.4	6.5

Total depreciation and amortization	$40.5	$49.6

	March 31,	December 31,
	2005	2004

Total Assets:
IAN	$9,630.5	$9,901.0
CMG	886.6	928.6
Corporate and other	1,174.2	1,442.7

Total assets	$11,691.3	$12,272.3

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 15:	Commitments and Contingencies

Shares Deliverable Under Securities Class Actions
      In the fourth quarter of 2004, we settled thirteen federal securities class actions against us and certain of our present and former directors and officers. Under the terms of the settlement, we have agreed to pay $115.0, of which $20.0 will be paid in cash and $95.0 in shares of our common stock at a value of $14.50 per share. On November 4, 2004, the court entered an order granting final approval of the settlement. The term of appeal for the settlement expired during the fourth quarter of 2004. During the fourth quarter of 2004, the $20.0 cash portion of the settlement was paid into escrow and 0.8 of the settlement shares were issued to the plaintiffs’ counsel as payment of their fee.
      In 2003, we recorded litigation charges of $115.0 related to the settlement of the shareholder suits discussed above. During the fourth quarter of 2004, the settlement was approved and the litigation charges were reduced by $20.0 due to insurance proceeds received as reimbursement for the cash component of the settlement from our directors and officers insurance policies and by $12.5 relating to a decrease in the share price between the tentative settlement date and the final settlement date.

SEC Investigation
      In January 2003, the SEC issued a formal order of investigation related to our restatements of earnings for periods dating back to 1997. On April 20, 2005, we received a subpoena from the SEC under authority of the order of investigation requiring production of additional documents relating to the potential restatement we announced in March 2005. The SEC is investigating the restatement detailed in Note 2 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K. We are cooperating fully with the investigation.

Other Legal Matters
      We are involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition, results of operations, or our cash flows.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and subsidiaries (the “Company”, “we”, “us” or “our”). MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes. Our MD&A includes the following sections:
      OVERVIEW provides an analysis of our performance, and a description of the significant events impacting the period ending March 31, 2005 and thereafter.
      RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for March 31, 2005 compared to March 31, 2004.
      LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing and derivatives and hedging activities.
      INTERNAL CONTROL OVER FINANCIAL REPORTING provides a description of the status of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related rules.
      RESTATEMENT provides an overview of our recent restatements on previously published financial statements.
      CRITICAL ACCOUNTING POLICIES, by reference to our 2004 Annual Report on Form 10-K, provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
      OTHER MATTERS provides a discussion of our significant non-operational items which impact our financial statements, such as the SEC investigation.
      RECENT ACCOUNTING STANDARDS by reference to Note 9 to the Consolidated Financial Statements provides a description of accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting statements which were adopted during 2005.
OVERVIEW
      As part of our restatement process, we issued accounting guidelines to our agencies to strengthen adherence to Staff Accounting Bulletin 104, Revenue Recognition. Our policies are further explained in our revenue recognition policy discussion in both MD&A and the footnotes to our Consolidated Financial Statements. This accounting guidance governs the timing of when revenue is recognized. Accordingly, if work is being performed in a given quarter but there is insufficient evidence of an arrangement, the related revenue would be deferred to a future quarter when the evidence is obtained. However, our costs of services are primarily expensed as incurred, except that incremental direct costs may be deferred under a significant long term contract until it is complete. As revenue is deferred until completion of the contract in these circumstances and cash collection is assured and costs are primarily expensed as incurred, this will have a negative impact on our operating margin until the period in which the revenue can be recognized. While this will not affect cash flow, it will affect organic revenue growth and margins and this effect is likely to be greater in comparing quarters than in comparing full years.
      In addition, the Company also issued guidelines to our business units to strengthen adherence to EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. This accounting guidance governs when revenues should be recorded net of external media or production cost and when it should be recorded gross. This accounting is very contract specific and can vary period to period and agency by agency. Accordingly, while this accounting will not affect cash flow and profitability, it could affect organic changes in revenue.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Three Months Ended March 31, 2005 Performance
      We have developed a number of financial priorities and targets that we use to measure our performance. The following are the performance priorities and analysis of our performance:

•	We seek to accelerate organic revenue growth by strengthening collaboration among our agencies and increasing the number of marketing services used by each client. We have established a supplemental incentive plan, expanded internal tools and resources, and heightened internal communications aimed at encouraging collaboration. We analyze our performance by calculating the percentage increase in revenue related to organic growth between comparable periods.

•	We seek to improve operating margin by increasing revenue and by controlling salaries and related expenses, as well as office and general expenses. We analyze our performance by comparing revenue to prior periods and measuring salaries and related expenses, as well as office and general expenses, as a percentage of revenue. We define operating margin as operating income divided by reported revenue.

	For the Three
	Months Ended
	March 31,

	2005	2004

Organic revenue growth % (vs. prior year)	(5.1)%	2.2%
Operating margin %	(12.4)%	(5.4)%
Salaries and related expenses as a % of revenue	73.2%	63.8%
Office and general expenses as a % revenue	39.7%	36.8%
      Organic revenue growth has decreased from the prior year. Domestic organic revenue decline was 7.5%, while our international organic revenue decline was 1.9%.
      Operating margin during 2004 was impacted by significant asset impairments and other charges of $5.7 and restructuring charges of $61.6. The decline in 2005 operating margin was impacted by increased salaries and related expenses of $87.1, driven by increased staffing drive to support revenue growth, improve the accounting and control environment and develop shared services and increased office and general expense of $17.1 driven by increased professional fees of $39.6.

Significant Activity for the First Three Months of 2005 and Subsequent Events

Income Statement

•	Restructuring reversals of $6.9 were recorded related to severance and termination costs and lease termination and other exit costs under the 2003 and 2001 restructuring programs, resulting exclusively from the impact of adjustments to management’s estimates.

Financing Activities

•	We entered into waivers and amendments to our 364-Day and our Three-Year Revolving Credit Facilities to waive any breach or default related to not complying in a timely manner with our reporting requirements. In addition, our financial covenants with respect to our interest coverage ratio, debt to EBITDA ratio and minimum EBITDA for certain fiscal quarters ended have been amended.

Subsequent to March 31, 2005

•	In July 2005, we completed the issuance and sale of $250.0 Floating Rate Notes maturing 2008. We then used these proceeds to redeem the 7.875% Senior Unsecured Notes maturing October 2005 with an aggregate principal amount of $250.0.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

•	Our Three-Year Revolving Credit Facility was amended and restated as of September 27, 2005. The effectiveness of the amended Three-Year Revolving Credit Facility is subject to certain conditions. The amendment revises certain of the negative and financial covenants under our existing Three-Year Revolving Credit Facility.

•	In September 2005, we restated our previously filed financial statements and filed our delayed Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the first and second quarters of 2005.
RESULTS OF OPERATIONS

REVENUE
      The components of the change were as follows:

	Total		Domestic			International

Three Months Ended	$ Change	% Change	$ Change	% Change	% of Total	$ Change	% Change	% of Total

March 31, 2004 (Restated)	$1,389.4		$803.4		57.8%	$586.0		42.2%

Foreign currency changes	25.2	1.8%	—	—		25.2	4.3%
Net acquisitions/ divestitures	(13.4)	(1.0)%	(4.5)	(0.6)%		(8.9)	(1.5)%
Organic	(70.9)	(5.1)%	(59.2)	(7.4)%		(11.7)	(2.0)%

Total change	(59.1)	(4.3)%	(63.7)	(7.9)%		4.6	0.8%
March 31, 2005	$1,330.3		$739.7		55.6%	$590.6		44.4%

      For the three months ended March 31, 2005, consolidated revenues decreased $59.1, or 4.3%, as compared to 2004, which was attributable to an organic revenue decrease of $70.9 and net acquisitions and divestitures of $13.4, partially offset by foreign currency exchange rate changes of $25.2.
      The increase due to foreign currency changes was primarily attributable to the strengthening of the Pound Sterling and Euro in relation to the US Dollar. Net effect of acquisitions and divestitures resulted largely from the sale of the Motorsports business and Transworld marketing during 2004.
      During the first three months of 2005, organic revenue change of $70.9, or 5.1%, was driven by a decrease in revenue at both IAN and at CMG. The decrease at IAN was a result of client losses primarily in our US, European and Asia Pacific agencies, decreased business for continuing clients and a decrease related to the timing of revenue recognition which was deferred due to lack of persuasive evidence of arrangements with our customers. At CMG, the domestic organic revenue decrease was due to client losses and decreased business for continuing clients in the branding and sports marketing business.

OPERATING EXPENSES

	Three Months Ended March 31,

	2005		2004

			(Restated)
		% of		% of
	$	Revenue	$	Revenue	$ Change	% Change

Salaries and related expenses	$973.8	73.2%	$886.7	63.8%	$87.1	9.8%
Office and general expenses	527.8	39.7%	510.7	36.8%	17.1	3.3%
Restructuring charges	(6.9)		61.6		(68.5)	(111.2)%
Long-lived asset impairment and other charges	—		5.7		(5.7)	(100.0)%

Total operating expenses	$1,494.7		$1,464.7		$30.0	2.0%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Salaries and Related Expenses

	Total
			% of
Three Months Ended	$	% Change	Revenue

March 31, 2004 (Restated)	$886.7		63.8%

Foreign currency changes	16.0	1.8%
Net acquisitions/divestitures	(9.6)	(1.1)%
Organic	80.7	9.1%

Total change	87.1	9.8%
March 31, 2005	$973.8		73.2%

      Salaries and related expenses are the largest component of operating expenses and consist primarily of salaries, related benefits and performance incentives. During the three months ended March 31, 2005, salaries and related expenses increased to 73.2% of revenues, compared to 63.8% in prior year. For the three months ended March 31, 2005, salaries and related expenses increased $80.7, excluding the increase related to foreign currency exchange rate changes of $16.0 and a decrease related to net acquisitions and divestitures of $9.6.
      Salaries and related expenses were impacted by changes in foreign currency rates, attributable to the strengthening of the Pound Sterling and Euro in relation to the US Dollar. The increase due to foreign currency rate changes was partially offset by the impact of net acquisitions and divestitures activity, primarily the sale of the Motorsports business and Transworld Marketing during 2004.
      The increase in salaries and related expenses, excluding the impact of foreign currency and net acquisitions and divestitures, was primarily the result of increased staffing to support revenue growth, improve the accounting and control environment and develop shared services. The increase was also driven by higher performance incentives at a number of agencies associated with increased operating results. The principal cause for the increased accrual is a timing difference in the way incentive compensation is recognized as a result of a change in compensation plans. Under the new plan, incentive compensation is formula driven, resulting in compensation expense being recorded more evenly throughout the year versus the old plan, which was discretionary, which caused more of the expense to be rewarded in the last quarter of the year. We also incurred termination expenses related to reduced headcount at agencies who have lost clients.

Office and General Expenses

	Total
			% of
Three Months Ended	$	% Change	Revenue

March 31, 2004 (Restated)	$510.7		36.8%

Foreign currency changes	10.1	2.0%
Net acquisitions/divestitures	(15.8)	(3.1)%
Organic	22.8	4.5%

Total change	17.1	3.3%
March 31, 2005	$527.8		39.7%

      Office and general expenses primarily consists of rent, office and equipment, depreciation, professional fees, other overhead expenses and certain out-of-pocket expenses related to our revenue. During the three months ended March 31, 2005, office and general expenses increased to 39.7% of revenue compared to

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
36.8% in prior year. For the three months ended March 31, 2005, office and general expenses increased $22.8, excluding the increase related to foreign currency exchange rate changes of $10.1 and a decrease related to net acquisitions and divestitures of $15.8.
      Office and general expenses were impacted by changes in foreign currency rates, attributable to the strengthening of the Euro and Pound Sterling in relation to the US Dollar. The decrease due to the impact of net acquisitions and divestitures activity resulted largely from the sale of the Motorsports business and Transworld Marketing during 2004.
      The increase in office and general expenses, excluding the impact of foreign currency and net acquisition and divestitures activity, was primarily a result of an increase of $39.6 or 117.2% over the prior year in professional fees driven by our ongoing efforts in internal control compliance and remediation, increased audit fees and the development of information technology systems and processes related to our shared services initiatives.

Restructuring Charges (Reversals)
      During the three months ended March 31, 2005 and 2004, we recorded net (income) and expense related to both lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of ($6.9) and $61.6, respectively, which included the impact of adjustments resulting from changes in management’s estimates. A summary of the net (income) and expense is as follows:

	Three Months Ended
	March 31,

	Lease Termination and			Severance and
	Other Exit Costs			Termination Costs

	2003	2001		2003
	Program	Program	Total	Program	Total

2005	$(4.3)	$(2.3)	$(6.6)	$(0.3)	$(6.9)

2004 (Restated)	$42.2	$(2.5)	$39.7	$21.9	$61.6

Lease Termination and Other Exit Costs
      Net income related to lease termination and other exit costs recorded for the three months ended March 31, 2005 was $6.6, comprised of charges of $1.2, offset by adjustments to management estimates of $7.8. For the three months ended March 31, 2004, net expense was $39.7, comprised of charges of $43.5 offset by similar adjustments of $3.8. Charges were recorded at net present value net of estimated sublease rental income. The discount related to lease terminations is being amortized over the expected remaining term of the related lease. In addition, for the three months ended March 31, 2004, charges were recorded for the vacating of 25 offices, located primarily in the US and Europe.
      In addition to amounts recorded as restructuring charges, we recorded charges of $7.6 for the three months ended March 31, 2004, related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses on the Consolidated Statements of Operations.
          Severance and Termination Costs
      Net income related to severance and termination costs of $0.3 recorded for the three months ended March 31, 2005, resulted exclusively from the impact of adjustments to management’s estimates. Net expense for the three months ended March 31, 2004 was $21.9, comprised of charges of $24.1, partially

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
offset by adjustments to management estimates of $2.2. These charges related to a worldwide workforce reduction of approximately 400 employees for the three months ended March 31, 2004.
      For additional information, see Note 5 to the Consolidated Financial Statements.

LONG-LIVED ASSET IMPAIRMENT AND OTHER CHARGES
      There were no impairment charges in the quarter ended March 31, 2005. During the first three months of 2004, we recorded impairment charges of $5.7. This amount included $4.1 million related to the impairment of long-lived assets of a business sold, and $1.6 million related to capital expenditure outlays in our Motorsports business which were expensed as incurred.

EXPENSE AND OTHER INCOME

	For the Three Months
	Ended March 31,

	2005	2004	$ Change	% Change

		(Restated)
Interest expense	$(47.2)	$(43.9)	$(3.3)	7.5%
Interest income	14.9	9.8	5.1	52.0%
Investment impairments	—	(3.2)	3.2	(100.0)%
Other income	14.5	1.3	13.2	1,015.4%

Total	$(17.8)	$(36.0)	$18.2	(50.6)%

Interest Expense
      The increase in interest expense of $3.3 during the three months ended March 31, 2005 was primarily due to waiver and consent fees incurred for the amendment of our existing debt agreements in 2005, offset by net interest expense savings from the redemption of our $250.0 1.80% Convertible Subordinate Notes in January 2004 and the redemption of our $361.0 1.87% Convertible Subordinated Notes in December 2004.

Interest Income
      The increase in interest income of $5.1 during the three months ended March 31, 2005 was primarily due to an increase in interest rates when compared to the prior year.

Investment Impairments
      There were no investment impairment charges recorded during the three months ended March 31, 2005. During the first three months of 2004, we recorded $3.2 in investment impairment charges related to a decline in value of certain available-for-sale investments that was determined to be other than temporary.

Other Income

	For the Three
	Months Ended
	March 31,

	2005	2004

		(Restated)
Gains (losses) on sales of businesses	$9.6	$(0.1)
Gains on sales of other available-for-sale securities and miscellaneous investment income	4.9	1.4

Total other income	$14.5	$1.3

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      During the three months ended March 31, 2005, we sold our remaining ownership interest in Delaney Lund Knox Warren & Partners, an agency within Foote, Cone & Belding Worldwide, for a gain of approximately $8.5.

OTHER ITEMS

Income Taxes

	For the Three Months
	Ended March 31,

	2005	2004

		(Restated)
Provision (Benefit) for income taxes	$(39.1)	$(29.0)

Effective tax rate	21.5%	26.1%

      We recorded an income tax benefit of ($39.1) and ($29.0) on pretax losses of $182.1 and $111.3 for the three months ended March 31, 2005 and 2004, respectively. Our effective tax rate was (21.5%) and (26.1%) for the three months ended March 31, 2005 and 2004, respectively. The difference between the effective tax rate and statutory rate of 35% is due to state and local taxes and the effect of non-US operations. The most significant item negatively impacting the effective tax rate was operating losses in a number of non-US jurisdictions that receive little or no tax benefit.

Minority Interest and Unconsolidated Affiliates

	For the Three
	Months Ended
	March 31,

	2005	2004

		(Restated)
Income applicable to minority interests	$(1.2)	$(2.6)

Equity in net income of unconsolidated affiliates	$0.5	$1.1

      The decrease in income applicable to minority interests during the first three months of 2005, was primarily due to lower operating results of majority-owned international businesses, primarily in Europe, and the sale of majority-owned businesses in Latin America.
      The decrease in equity in net income of unconsolidated affiliates during the first three months of 2005 was primarily due to the impact of prior year losses of Modem Media which was sold in 2003, and the impact of higher losses in 2003 of an unconsolidated investment in Brazil and a US-based sports and entertainment event business.

NET LOSS

	For the Three Months
	Ended March 31,

	2005	2004	$ Change	% Change

		(Restated)
Net loss	$(143.8)	$(83.8)	$(60.0)	71.6%
Less: preferred stock dividends	5.0	4.8	0.2	4.2%

Net loss applicable to common stockholders	$(148.8)	$(88.6)	$(60.2)	67.9%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Net loss
      For the three months ended March 31, 2005, our net loss increased by $60.2, or 67.9%. The loss for the three months ended March 31, 2005 largely resulted from revenue decline of $59.1 and an increase in operating expenses of $30.0, offset partially by a decrease in other expenses of $18.2.

Segment Results of Operations — Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
      As discussed in Note 14 to the Consolidated Financial Statements, we have two reportable segments, our operating divisions, IAN and CMG, in addition to the Corporate group, at March 31, 2005. The largest segment, Integrated Agency Networks (“IAN”), is comprised of McCann Worldgroup (“McCann”), The FCB Group (“FCB”), The Lowe Group (“Lowe”), Draft Worldwide (“Draft”) and our stand-alone agencies. Our stand-alone agencies include Deutsch, Campbell-Ewald and Hill Holliday. The second segment, Constituent Management Group (“CMG”), is comprised of Weber Shandwick, GolinHarris, Jack Morton and Octagon. During the period ended March 31, 2004, we had a third reportable segment comprised of the Motorsports operations, which was sold during 2004. The following table summarizes revenue and operating income by segment:

	For the Three Months
	Ended March 31,

	2005	2004	$ Change	% Change

		(Restated)
Revenue:
IAN	$1,116.6	$1,166.4	$(49.8)	(4.3)%
CMG	212.5	219.9	(7.4)	(3.4)%
Motorsports	1.2	3.1	(1.9)	(61.3)%

Consolidated revenue	$1,330.3	$1,389.4	$(59.1)	(4.3)%

Segment operating income (loss):
IAN	$(82.7)	$32.6	$(115.3)	(353.7)%
CMG	0.8	9.1	(8.3)	(91.2)%
Motorsports	1.0	(8.5)	9.5	(111.8)%
Corporate and other	(90.4)	(41.2)	(49.2)	119.4%

	For the Three Months Ended March 31,

	2005					2004 (Restated)

	IAN	CMG	Motorsports	Corporate	Consolidated	IAN	CMG	Motorsports	Corporate	Consolidated

Reconciliation to segment operating income:
Consolidated operating income (loss)	$(77.6)	$2.6	$1.0	$(90.4)	$(164.4)	$(16.9)	$(7.0)	$(10.1)	$(41.3)	$(75.3)
Adjustments:
Restructuring charges	5.1	1.8	—	—	6.9	(45.4)	(16.1)	—	(0.1)	(61.6)
Long lived asset impairment and other charges:	—	—	—	—		(4.1)	—	(1.6)	—	(5.7)

Segment operating income	$(82.7)	$0.8	$1.0	$(90.4)		$32.6	$9.1	$(8.5)	$(41.2)

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
INTEGRATED AGENCY NETWORKS (“IAN”)

REVENUE
      The components of the 2005 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

Three Months Ended
March 31, 2004 (Restated)	$1,166.4		$664.5		57.0%	$501.9		43.0%

Foreign currency changes	22.5	1.9%	—	—		22.5	4.5%
Net acquisitions/divestitures	(7.1)	(0.6)%	(1.4)	(0.2)%		(5.7)	(1.1)%
Organic	(65.2)	(5.6)%	(48.1)	(7.2)%		(17.1)	(3.4)%

Total change	(49.8)	(4.3)%	(49.5)	(7.4)%		(0.3)	(0.1)%
March 31, 2005	$1,116.6		$615.0		55.1%	$501.6		44.9%

      For the three months ended March 31, 2005, IAN experienced net decreases in revenue as compared to 2004 of $49.8, or 4.3%, which was comprised of organic revenue decreases of $65.2 and a decrease attributable to net acquisitions and divestitures of $7.1, partially offset by an increase in foreign currency exchange rate changes of $22.5. The increase due to foreign currency changes was primarily attributable to the strengthening of the Euro and Pound Sterling in relation to the US Dollar, which mainly affected the results of McCann, FCB and Lowe. This increase was partially offset by the net effect of acquisitions and divestitures, primarily related to the sale of the Motorsports business and Transworld marketing during 2004.
      Organic revenue declines were primarily driven by decreases at McCann, FCB and Lowe, partially offset by an increase at Draft. At McCann, an organic decrease in revenues resulted from client losses primarily in our US and, to a lesser extent, European and Asia Pacific agencies, as well as a decrease related to the timing of revenue recognition which was deferred due to lack of persuasive evidence and due to timing of project completion. McCann expects that the majority of revenues that were deferred in the first quarter of 2005 will be recognized over the remainder of 2005. FCB experienced an organic revenue decline primarily due to client losses and decreased business for continuing clients, offset partially by new client wins. Draft experienced an organic revenue increase mainly in the US and Europe due to client wins and additional spending by existing clients.

SEGMENT OPERATING INCOME (LOSS)

	For the Three Months
	Ended March 31,

	2005	2004	$ Change	% Change

		(Restated)
Segment operating income (loss)	$(82.7)	$32.6	$(115.3)	(353.7)%

Operating margin	(7.4)%	2.8%

      For the three months ended March 31, 2005, IAN operating income decreased by $115.3, or 353.7%, which was the result of a decrease in revenue of $49.8, an increase in salaries and related expenses of $75.7, offset by decreased office and general expenses of $10.2.
      Segment operating income declined, excluding the impact of foreign currency and net effects of acquisitions and divestitures, primarily driven by decreases at McCann, FCB and Lowe. Operating decrease at McCann was driven by organic revenue decreases and increased operating expenses. Operating

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
decrease at FCB was driven by revenue decrease and increased salaries and related benefits. Operating decrease at Lowe was due to increased salaries and related costs.
CONSTITUENT MANAGEMENT GROUP (“CMG”)

REVENUE
      The components of the 2005 change were as follows:

	Total		Domestic			International

	$ Change	% Change	$ Change	% Change	% of Total	$ Change	% Change	% of Total

Three Months Ended
March 31, 2004 (Restated)	$219.9		$138.7		63.1%	$81.2		36.9%

Foreign currency changes	2.6	1.2%	—	—		2.6	3.2%
Net acquisitions/divestitures	(4.3)	(2.0)%	(3.1)	(2.2)%		(1.2)	(1.5)%
Organic	(5.7)	(2.6)%	(11.2)	(8.1)%		5.5	6.8%

Total change	(7.4)	(3.4)%	(14.3)	(10.3)%		6.9	8.5%
March 31, 2005	$212.5		$124.4		58.5%	$88.1		41.5%

      For the three months ended March 31, 2005, CMG experienced a net decrease in revenues as compared to 2004 of $7.4, or 3.4%, which was comprised of an organic revenue decrease of $5.7 and decreases attributable to net acquisitions and divestitures of $4.3, partially offset by positive foreign currency exchange rate changes of $2.6. The decrease due to net acquisitions and divestitures primarily related to the disposition of three small businesses in 2004.
      The organic revenue decline was primarily driven by decreases in the branding and sports marketing business, offset partially by increased demand in the public relations business. The segment experienced decreased domestic results primarily due to client losses and decreased business for continuing clients. The decreased domestic results were partially offset by organic revenue increases internationally, primarily attributable to the events business in Europe.

SEGMENT OPERATING INCOME

	For the Three
	Months Ended
	March 31,

	2005	2004	$ Change	% Change

		(Restated)
Segment operating income	$0.8	$9.1	$(8.3)	(91.2)%

Operating margin	0.4%	4.1%

      For the three months ended March 31, 2005, CMG operating income decreased by $8.3, or 91.2%, which was the result of a decrease in revenue of $7.4, an increase in salary of $0.6 and an increase in office and general expenses of $0.3.
      The decline in CMG operating income, excluding the impact of foreign currency and net effects of acquisitions and divestitures, was primarily driven by decreased operating income at the branding business. The operating decrease at the branding business was driven by decreased revenues.
CORPORATE AND OTHER
      Certain corporate and other charges are reported as a separate line within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
centrally managed expenses which are not allocated to operating divisions, as shown in the table below. Salaries and related expenses includes salaries, pension, bonus and insurance expenses, including medical and dental, for corporate office employees. Professional fees include costs related to preparation for internal control compliance and remediation, cost of restatement efforts, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Rent and depreciation includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost for fire, liability and automobile premiums. Bank fees relate to debt and credit facilities managed by the corporate office. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the weighted average net revenues of the operating unit. The majority of the corporate cost, including most of the costs associated with internal control compliance and remediation, are not allocated back to operating segments. The following expenses are included in Corporate & Other:

	For the Three
	Months Ended
	March 31,

	2005	2004	$ Change	% Change

		(Restated)
Salaries and related expenses	$48.9	$35.3	$13.6	38.5%
Professional fees	52.4	16.1	36.3	225.5%
Rent and depreciation	11.5	11.7	(0.2)	(1.7)%
Corporate insurance	7.1	7.4	(0.3)	(4.1)%
Bank fees	0.5	0.8	(0.3)	(37.5)%
Other	5.0	(1.7)	6.7	(394.1)%
Amounts allocated to operating divisions	(35.0)	(28.4)	(6.6)	23.2%

Total corporate and other	$90.4	$41.2	$49.2	119.4%

      The increase in Corporate and other expense of $49.2, or 119.4%, is primarily related to the increase in professional fees associated with internal control compliance and remediation.
LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Operating Cash Flow
      Our cash provided by operating activities was $340.0 for the three months ended March 31, 2005, compared to $342.3 for the three months ended March 31, 2004.
      We conduct media buying on behalf of clients, which affects our working capital and operating cash flow. In most of our businesses, we collect funds from our clients which we use, on their behalf, to pay production costs and media costs. The amounts involved substantially exceed our revenues, and the current assets and current liabilities on our balance sheet reflect these pass-through arrangements. Our assets include both cash received and accounts receivable from customers for these pass-through arrangements, while our liabilities include amounts owed on behalf of customers to media and production suppliers. Generally, we pay production and media charges after we have received funds from our clients, and our risk from client nonpayment has historically not been significant.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Funding Requirements
      Our most significant funding requirements include: non-cancelable operating lease obligations, capital expenditures, payments in respect of past acquisitions, interest payments preferred stock dividends, and taxes. We have not paid dividends on our common stock since 2002.
      We have no scheduled maturities of long-term debt until 2008, as a result of transactions undertaken in 2005. Our outstanding debt is described below under Long-Term Debt. In July 2005 we refinanced $250.0 of debt through July 2008 as described below under Redemption and Repurchase of Long-Term Debt.
      Our capital expenditures are primarily to upgrade computer and telecommunications systems and to modernize offices. Our principal bank credit facility limits the amounts we can spend on capital expenditures in any calendar year to $210.0. Our capital expenditures were $32.6 for the three months ended March 31, 2005.
      Certain media companies in various locations outside the U.S. require advertising agencies to post a letter of credit to support commitments to purchase media placements. Primarily, we obtain these letters of credit from our principal bank syndicate under the credit facilities described under Credit Arrangements below. The outstanding amount of letters of credit was $164.9 and $165.4 as of March 31, 2005 and December 31, 2004, respectively. These letters of credit have not been drawn upon in recent years.

Sources of Funds
      At March 31, 2005 our total of cash and cash equivalents plus short-term marketable securities was $1,545.8. The total was $1,970.4 at December 31, 2004.
      We have financed ourselves through access to the capital markets by issuing debt securities, convertible preferred stock and common stock. Our outstanding debt securities are described under Long-Term Debt and Convertible Senior Notes below. As a result of the disclaimer of opinion by PwC on Management’s Assessment on Internal Control over Financial Reporting, see Item 9A, Controls and Procedures in our 2004 Annual Report on Form 10-K, the SEC considers our SEC filings not to be current for purposes of certain of the SEC’s rules. As a result, we are unable to use “short-form” registration (registration that allows us to incorporate by reference our Form 10-K, Form 10-Q and other SEC reports into our registration statements) or, for most purposes, shelf registration, until twelve complete months have passed after we file an annual report containing an audit report on internal control over financial reporting that does not disclaim an opinion.
      In July 2005, we issued $250.0 of Floating Rate Notes due 2008 in a private placement to refinance maturing debt, as described below.
      We have committed and uncommitted credit lines, and the terms of our revolving credit facilities are described below. We have not drawn on our committed facilities during 2005 or 2004, although we use them to issue letters of credit, as described above. Our outstanding borrowings under uncommitted credit facilities were $79.5 and $67.8 as of March 31, 2005 and 2004, respectively. We use uncommitted credit lines for working capital needs at some of our operations outside the United States. If we lose access to these credit lines, we may be required to provide funding directly to some overseas operations. We maintain our committed credit facilities primarily as stand-by short-term liquidity.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

FINANCING

Long-Term Debt
      A summary of our long-term debt is as follows:

	March 31,	December 31,
	2005	2004

7.875% Senior Unsecured Notes due 2005	$253.6	$255.0
7.25% Senior Unsecured Notes due 2011	496.0	500.0
5.40% Senior Unsecured Notes, due 2009 (less unamortized discount of $0.3)	249.7	249.7
6.25% Senior Unsecured Notes, due 2014 (less unamortized discount of $1.0)	339.5	347.3
4.50% Convertible Senior Notes due 2023	800.0	800.0
Other notes payable and capitalized leases	42.8	42.1

Total long-term debt	2,181.6	2,194.1
Less: current portion	257.7	258.1

Long-term debt, excluding current portion	$1,923.9	$1,936.0

Redemption and Repurchase of Long-Term Debt
      In August 2005, we redeemed the remainder of the outstanding 7.875% Senior Unsecured Notes with an aggregate principal amount of $250.0 at maturity at an aggregate price of approximately $258.6, which included the principal amount of the Notes plus accrued interest to the redemption date. To redeem these Notes we used the proceeds from the sale and issuance in July 2005 of $250.0 Floating Rate Notes due in July 2008.

Convertible Senior Notes
      The 4.50% Convertible Senior Notes (“4.50% Notes”) are convertible to common stock at a conversion price of $12.42 per share, subject to adjustment in specified circumstances. They are convertible at any time if the average price of our common stock for 20 trading days immediately preceding the conversion date is greater than or equal to a specified percentage, beginning at 120% in 2003 and declining 0.5% each year until it reaches 110% at maturity, of the conversion price. They are also convertible, regardless of the price of our common stock, if: (i) we call the 4.50% Notes for redemption; (ii) we make specified distributions to shareholders; (iii) we become a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities) or (iv) the credit ratings assigned to the 4.50% Notes by any two of Moody’s Investors Service, Standard & Poors’ and Fitch Ratings are lower than Ba2, BB and BB, respectively, or the 4.50% Notes are no longer rated by at least two of these ratings services. Because of our current credit ratings, the 4.50% Notes are currently convertible into approximately 64.4 shares of our common stock.
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

Credit Arrangements
      We have committed and uncommitted lines of credit with various banks that permit borrowings at variable interest rates. As of March 31, 2005 and December 31, 2004, there were borrowings under our committed facilities made by several of our international subsidiaries totaling $79.5 and $67.8, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries.
      Our primary bank credit agreements are two credit facilities, a 364-day revolving credit facility (“364-Day Revolving Credit Facility”) and a three-year revolving credit facility (“Three-Year Revolving Credit Facility” and, together with the 364-Day Revolving Credit Facility, the “Revolving Credit Facilities”). The 364-Day Revolving Credit Facility will expire on September 30, 2005. These facilities have been modified three times through waivers and amendments executed as of September 29, 2004, March 31, 2005 and June 22, 2005, and the Three-Year Revolving Credit Facility was also amended as of September 27, 2005. For a description of these waivers and amendments, see Note 11 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.
      The terms of our amended Three-Year Revolving Credit Facility do not permit us: (i) to make cash acquisitions in excess of $50.0 until October 2006, or thereafter in excess of $50.0 until expiration of the agreement in May 2007, subject to increases equal to the net cash proceeds received in the applicable period from any disposition of assets; (ii) to make capital expenditures in excess of $210.0 annually; (iii) to repurchase or to declare or to pay dividends on our capital stock (except for any convertible preferred stock, convertible trust preferred instrument or similar security, which includes our outstanding 5.40% Series A Mandatory Convertible Preferred), except that we may repurchase our capital stock in connection with the exercise of options by our employees or with proceeds contemporaneously received from an issue of new shares of our capital stock; and (iv) to incur new debt at our subsidiaries, other than unsecured debt incurred in the ordinary course of business, which may not exceed $10.0 in the aggregate with respect to our US subsidiaries.
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
      The terms used in these ratios, including EBITDA, interest coverage and debt, are subject to specific definitions set forth in the agreement. Under the definition set forth in the Three-Year Revolving Credit Facility, EBITDA is determined by adding to net income or loss the following items: interest expense, income tax expense, depreciation expense, amortization expense, and certain specified cash payments and non-cash charges subject to limitations on time and amount set forth in the agreement. Based on our forecasts, we expect to be in compliance with all covenants under our Three-Year Revolving Credit Facility, as amended and restated, for the next twelve months.
      Before agreeing to the amendments, the lenders reviewed preliminary drafts of the Consolidated Financial Statements included in our preliminary 2004 Annual Report and in our quarterly reports on Form 10-Q for the first two quarters of 2005. One condition to effectiveness of the amendments is that we have not received, on or before October 4, 2005, notice from the lenders that have a majority in amount of the revolving credit commitments that the Consolidated Financial Statements in our 2004 Annual Report and our quarterly reports, and the financial data contained in the notes thereto, are not substantially similar to the draft Consolidated Financial Statements we provided to them. If we receive such a notice, the amended agreement will not become effective. In that event, we will continue to be subject to the financial covenants that were previously applicable under the Three-Year Revolving Credit Facility, as amended in June 2005 with respect to periods through the second quarter of 2005. We were in compliance with those covenants through June 30, 2005, but there can be no assurance that we will continue to be in compliance for the third quarter of 2005.

DERIVATIVES AND HEDGING ACTIVITIES
      In January 2005, we entered into an interest rate swap which converted synthetically $150.0 of fixed rate debt to floating rates. The interest rate swap effectively converted $150.0 of the $500.0, 7.25% Senior Unsecured Notes due August 2011 to floating rate debt and matures on the same day the debt is due. Under the terms of the interest rate swap agreement we pay a floating interest rate, based on one-month LIBOR plus a spread of 297.0 basis points, and receive the fixed interest rate of the underlying bond being

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
hedged. Fair value adjustments for this swap and for the three interest rate swaps we executed during the fourth quarter of 2004 decreased the carrying amount of our debt outstanding at March 31, 2005 by approximately $13.5.
      On May 25, 2005, we terminated all of our long-term interest rate swap agreements covering our $350.0, 6.25% Senior Unsecured Notes due November 2014 and $150.0 of the $500.0, 7.25% Senior Unsecured Notes due August 2011. In connection with the interest rate swap termination, our net cash receipts were approximately $1.1, which will be recorded as an offset to interest expense over the remaining life of the related debt.
INTERNAL CONTROL OVER FINANCIAL REPORTING
      We have identified numerous material weaknesses in our internal control over financial reporting, as set forth in greater detail in Management’s Assessment on Internal Control Over Financial Reporting, in Item 8, Consolidated Financial Statements and Supplementary Data, to our 2004 Annual Report on Form 10-K. Each of our material weaknesses results in more than a remote likelihood that a material misstatement in our annual or interim financial statements will not be prevented or detected. As a result, we have concluded that our internal control over financial reporting was not effective as of December 31, 2004.
      The report of PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, on our internal control over financial reporting disclaims an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2004. Until we file an annual report containing an audit report on our internal control over financial reporting that does not disclaim an opinion on our assessment or on the effectiveness of our internal control over financial reporting, we are subject to certain limitations under the US federal securities laws as further described in Item 1, Risk Factors, in our 2004 Annual Report on Form 10-K.
      We are in the process of developing and implementing remedial measures to address the material weaknesses in our internal control over financial reporting. However, because of our decentralized structure and our many disparate accounting systems of varying quality and sophistication, we have extensive work remaining to remedy these material weaknesses. While we have made considerable progress, we have yet to complete the formal work plan for remedying the identified material weaknesses. At present, there can be no assurance as to when the remediation plan will be completed or when it will be implemented. Until our remedial efforts are completed, we will continue to incur the expenses and management burdens associated with the manual procedures and additional resources required to prepare our Consolidated Financial Statements. There will also continue to be a substantial risk that we will be unable to make future SEC filings on time. These developments, and the effect on our actual or perceived liquidity and credit standing, could have material adverse effects on our financial condition and further adverse affects on our business or our liquidity that we cannot predict. We discuss these risks under Item 1, Risk Factors, in our 2004 Annual Report on Form 10-K.
RESTATEMENT
      The filing of this report was delayed because of the extensive additional work necessary to compensate for our material weaknesses in our internal control over financial reporting. These weaknesses resulted in a restatement of our previously published consolidated financial statements in our 2004 Annual Report on Form 10-K, including a restatement of quarterly information for the quarter ended March 31, 2004. The Consolidated Statements of Operations, Cash Flows and Comprehensive Loss for the quarter ended March 31, 2004 in this report are presented as fully restated. The restatement generally arose out of accounting errors related to the following:

•	Revenue Recognition

•	Accounting for Acquisitions

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

•	Internal Investigations

•	International Compensation Arrangements

•	Accounting for Lease Related Expenses

•	Goodwill and Investment Impairment

•	Other
      For information on the restatement and the impact of the restatement on our financial statements for the quarter ended March 31, 2004, we refer you to Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Filed Financial Statements, and Note 20, Results by Quarter, in our 2004 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
      Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2004 included in the 2004 Form 10-K. Further, and as summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2004 Form 10-K, we believe that certain of these policies are critical because they are both important to the presentation of our financial condition and results and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. We base our estimates on historical experience and on other factors that we consider reasonable under the circumstances. Estimation methodologies are applied consistently from year to year and there have been no significant changes in the application of critical accounting policies since December 31, 2004. Actual results may differ from these estimates under different assumptions or conditions.
OTHER MATTERS

SEC Investigation
      In January 2003, the SEC issued a formal order of investigation related to our restatements of earnings for periods dating back to 1997. On April 20, 2005, Interpublic received a subpoena from the SEC under authority of the order of investigation requiring production of additional documents relating to the potential restatement we announced in March 2005. The SEC is investigating the restatement detailed in Note 2 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K. We are cooperating fully with the investigation.
RECENT ACCOUNTING STANDARDS
      Please refer to Note 9 to our Consolidated Financial Statements for a complete description of recent accounting pronouncements that have affected us or may affect us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      In the normal course of business, we are exposed to market risks related to interest rates and foreign currency rates. From time to time, we use derivatives, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. See Note 13 to the Consolidated Financial Statements.
Interest Rates
      Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. At March 31, 2005, a significant portion (73.8%) of our debt obligations bore interest at fixed interest rates. Accordingly, assuming the fixed-rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by approximately $14.6 million if market rates were to increase by 10% and would increase by approximately $15.0 million if market rates were to decrease by 10%. For that portion of the debt that bore interest at variable rates, based on outstanding amounts and rates at March 31, 2005, interest expense and cash out-flow would increase or decrease by approximately $2.9 million if market rates were to increase or decrease by 10%, respectively. From time to time we have used interest rate swaps to manage the mix of our fixed and floating rate debt obligations. In May 2005, we terminated all our existing long-term interest rate swap agreements, and currently have none outstanding.
Foreign Currencies
      We face translation and transaction risks related to changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into US Dollars at the exchange rates in effect at the balance sheet date. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the US Dollar, mitigating transaction risk. Since the functional currency of our foreign operations is generally the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders’ equity and does not impact operating results. Revenues and expenses in foreign currencies translate into varying amounts of US Dollars depending upon whether the US Dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in US Dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations and were not significant in period ended March 31, 2005. We have not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
      We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Our evaluation has disclosed numerous material weaknesses in our internal control over financial reporting as noted in Management’s Assessment on Internal Control Over Financial Reporting in Item 8, Financial Statement and Supplementary Data, to our 2004 Annual Report on Form 10-K. Material weaknesses in internal controls may also constitute deficiencies in our disclosure controls. Based on an evaluation of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2005. However, based on significant work performed to date, management believes that there are no material inaccuracies or omissions of material fact in this report. Management, to the best of its knowledge, believes that the financial statements contained in this report are fairly presented in all material respects.
      There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Controls
      We are in the process of developing a remediation plan to address our deficiencies and expect that this plan will extend into the 2006 fiscal year.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      We are involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition except as described below.
SEC Investigation
      In January 2003, the SEC issued a formal order of investigation related to our restatements of earnings for periods dating back to 1997. On April 20, 2005, we received a subpoena from the SEC under authority of the order of investigation requiring production of additional documents relating to the potential restatement we announced in March 2005. The SEC is investigating the restatement detailed in Note 2 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K filed with the SEC. We are cooperating fully with the investigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      (a) The information provided below describes two transactions occurring during the quarter in which we issued shares of our common stock, par value $.10 per share, that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”).

1. On January 14, 2005, we issued 125,862 shares of our common stock to a former shareholder of a company which was acquired on October 17, 2000 as a deferred payment of the purchase price. The shares were valued at $1,681,000 on the date of issuance and were issued without registration in an “offshore transaction” and solely to “non-U.S. persons” in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

2. On March 31, 2005, we issued 8,776 shares of our common stock to one company, in connection with the sale of substantially all of the assets of such company to one of our subsidiaries in the first quarter of 2000 as a deferred payment of the purchase price. The shares of Interpublic Stock had a market value of $103,927 as of the date of issuance and were issued without registration in reliance on Section 4(2) under the Securities Act, based on the status of the shareholder as an accredited investor.
      (c) The following table provides information regarding our purchases of our equity securities during the period from January 1, 2005 to March 31, 2005:

				Maximum
				Number (or
				Approximate
				Dollar Value) of
			Total Number of Shares	Shares (or Units)
			(or Units) Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans or	the Plans or
	Purchased	(or Unit)(2)	Programs	Programs

January 1-31	17,950 shares	$13.75	—	—
February 1-28	9,351 shares	$13.31	—	—
March 1-31	95,658 shares	$12.25	—	—

Total(1)	122,959 shares	$12.55	—	—

(1)	Consists of restricted shares of our common stock withheld under the terms of grants under employee stock compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the first quarter of 2005 (the “Withheld Shares”).

(2)	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month, by the aggregate number of shares of Common Stock withheld each month.
      (d) The terms of our revolving credit facilities (among other things) place certain restrictions on the use of our working capital and our ability to declare or pay dividends. From January 1 through March 30, 2005, our revolving credit facilities restricted our ability (i) to make cash acquisitions in excess of $100 million annually, provided that amounts unused in any year could be rolled over to following years, but not exceed $250 million annually (ii) to make capital expenditures in excess of $225 million annually, provided that amounts unused in any year up to $50 million could be rolled over to the next year, and (iii) to repurchase and to declare or pay dividends on our capital stock in excess of $95.0 million, of which $45.0 million could be used for dividend payments on our convertible preferred stock and $50.0 million could be used to repurchase and to declare and pay dividends on our capital stock, provided that any portion of the $50.0 million unused in any year could be rolled over to following years, but not exceed $125.0 million annually.
      On March 31, 2005, in return for certain waivers of our financial and reporting covenants under our revolving credit facilities, the terms of the facilities were amended to further restrict our ability to use of working capital and to declare or pay dividends. Until July 11, 2005, the amendments restricted our ability (i) to make cash acquisitions in excess of $5.0 million annually and (ii) to repurchase and to declare or pay dividends on our capital stock except that we could make repurchases of our capital stock in connection with employees’ exercise of options and $45.0 million could be paid as dividends on our convertible preferred stock.
      Refer to Item 2, Management’s Discussion and Analysis, Liquidity and Capital Resources, for a description of the current terms of our Three-Year Revolving Credit Facility, which, as further amended and restated continue to place certain restrictions on the use of our working capital and our ability to declare and pay dividends.

Item 6.	Exhibits

Exhibit No.	Description

3(ii)	By-Laws of The Interpublic Group of Companies, Inc. (“Interpublic”), amended and restated through January 18, 2005, are incorporated by reference to Exhibit 3.1 to Interpublic’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on January 21, 2005.
4(v)(A)	Fourth Supplemental Indenture, dated as of March 28, 2005, to the Indenture, dated as of October 20, 2000, between Interpublic and The Bank of New York (the “2000 Indenture”), as modified by the board resolution and form of note, dated as of October 20, 2000, with respect to the 7.875% Senior Unsecured Notes due 2005, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on April 1, 2005.
4(v)(B)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011, is incorporated by reference to Exhibit 4.2 to Interpublic’s Current Report on Form 8-K, filed with the SEC on April 1, 2005.
4(v)(C)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023, is incorporated by reference to Exhibit 4.3 to Interpublic’s Current Report on Form 8-K, filed with the SEC on April 1, 2005.

Exhibit No.	Description

4(v)(D)	Third Supplemental Indenture, dated as of March 28, 2005, to the Indenture, dated as of November 12, 2004, between Interpublic and SunTrust Bank (the “2004 Indenture”), as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014, is incorporated by reference to Exhibit 4.4 to Interpublic’s Current Report on Form 8-K, filed with the SEC on April 1, 2005.
4(v)(E)	Fourth Supplemental Indenture, dated as of March 29, 2005, to the 2004 Indenture, as modified by the First Supplemental Indenture, dated as of November 18, 2004, with respect to the 5.40% Senior Unsecured Notes due 2009, is incorporated by reference to Exhibit 4.5 to Interpublic’s Current Report on Form 8-K, filed with the SEC on April 1, 2005.
10(i)(A)	Amendment No. 2, dated as of March 31, 2005, to the 364-Day Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent (“Citibank”), as amended by Amendment No. 1, dated as of September 29, 2004, is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(B)	Amendment No. 2, dated as of March 31, 2005, to the 3-Year Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders Named Therein, and Citibank, as amended by Amendment No. 1, dated as of September 29, 2004, is incorporated by reference to Exhibit 10.2 of Interpublic’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(C)	Letter Agreement, dated as of March 31, 2005, between Interpublic and the Lenders party to the 364-Day Credit Agreement, waiving breaches of the 364-Day Credit Agreement, is incorporated by reference to Exhibit 10.3 of Interpublic’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(D)	Letter Agreement, dated as of March 31, 2005, between Interpublic, and the Lenders party to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement, is incorporated by reference to Exhibit 10.4 of Interpublic’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(iii)(A)(1)	Confidential Separation Agreement and General Release, dated as of December 31, 2005, between Interpublic and Christopher J. Coughlin, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on January 6, 2005.
10(iii)(A)(2)	Employment Agreement, made as of January 18, 2005, by and between Interpublic and David A. Bell, is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K filed with the SEC on January 21, 2005.
10(iii)(A)(3)	Supplemental Agreement, made as of January 19, 2005, to an Employment Agreement, made as of July 13, 2004, by and between Interpublic and Michael I. Roth, is incorporated by reference to Exhibit 10.2 of Interpublic’s Current Report on Form 8-K, filed with the SEC on January 21, 2005.
10(iii)(A)(4)	Supplemental Agreement, made as of January 31, 2005, to a Confidential Agreement and General Release; made as of February 27, 2004, by and between Interpublic and Brian J. Brooks is incorporated by reference to Exhibit 10(iii)(A)(82) to Interpublic’s Annual Report on Form 10-K for the year ended December 31, 2004.
10(iii)(A)(5)	Supplemental Agreement, made as of February 14, 2005, to an Employment Agreement, made as of July 13, 2004, by and between Interpublic and Michael I. Roth, is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K, filed with the SEC on February 17, 2005.
31.1	Certification, dated as of September 30, 2005 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-Ox”).
31.2	Certification, dated as of September 30, 2005 and executed by Frank Mergenthaler, under Section 302 of S-Ox.
32	Certification, dated as of September 30, 2005 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-Ox.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth

Michael I. Roth
Chairman and Chief Executive Officer
Date: September 30, 2005

By	/s/ Frank Mergenthaler

Frank Mergenthaler
Executive Vice President
and Chief Financial Officer
Date: September 30, 2005

INDEX TO EXHIBITS

Exhibit No.	Description

3(ii)	By-Laws of The Interpublic Group of Companies, Inc. (“Interpublic”), amended and restated through January 18, 2005, are incorporated by reference to Exhibit 3.1 to Interpublic’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on January 21, 2005.
4(v)(A)	Fourth Supplemental Indenture, dated as of March 28, 2005, to the Indenture, dated as of October 20, 2000, between Interpublic and The Bank of New York (the “2000 Indenture”), as modified by the board resolution and form of note, dated as of October 20, 2000, with respect to the 7.875% Senior Unsecured Notes due 2005, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on April 1, 2005.
4(v)(B)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011, is incorporated by reference to Exhibit 4.2 to Interpublic’s Current Report on Form 8-K, filed with the SEC on April 1, 2005.
4(v)(C)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023, is incorporated by reference to Exhibit 4.3 to Interpublic’s Current Report on Form 8-K, filed with the SEC on April 1, 2005.
4(v)(D)	Third Supplemental Indenture, dated as of March 28, 2005, to the Indenture, dated as of November 12, 2004, between Interpublic and SunTrust Bank (the “2004 Indenture”), as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014, is incorporated by reference to Exhibit 4.4 to Interpublic’s Current Report on Form 8-K, filed with the SEC on April 1, 2005.
4(v)(E)	Fourth Supplemental Indenture, dated as of March 29, 2005, to the 2004 Indenture, as modified by the First Supplemental Indenture, dated as of November 18, 2004, with respect to the 5.40% Senior Unsecured Notes due 2009, is incorporated by reference to Exhibit 4.5 to Interpublic’s Current Report on Form 8-K, filed with the SEC on April 1, 2005.
10(i)(A)	Amendment No. 2, dated as of March 31, 2005, to the 364-Day Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent (“Citibank”), as amended by Amendment No. 1, dated as of September 29, 2004, is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(B)	Amendment No. 2, dated as of March 31, 2005, to the 3-Year Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders Named Therein, and Citibank, as amended by Amendment No. 1, dated as of September 29, 2004, is incorporated by reference to Exhibit 10.2 of Interpublic’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(C)	Letter Agreement, dated as of March 31, 2005, between Interpublic and the Lenders party to the 364-Day Credit Agreement, waiving breaches of the 364-Day Credit Agreement, is incorporated by reference to Exhibit 10.3 of Interpublic’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(D)	Letter Agreement, dated as of March 31, 2005, between Interpublic, and the Lenders party to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement, is incorporated by reference to Exhibit 10.4 of Interpublic’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.

Exhibit No.	Description

10(iii)(A)(1)	Confidential Separation Agreement and General Release, dated as of December 31, 2005, between Interpublic and Christopher J. Coughlin, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on January 6, 2005.
10(iii)(A)(2)	Employment Agreement, made as of January 18, 2005, by and between Interpublic and David A. Bell, is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K filed with the SEC on January 21, 2005.
10(iii)(A)(3)	Supplemental Agreement, made as of January 19, 2005, to an Employment Agreement, made as of July 13, 2004, by and between Interpublic and Michael I. Roth, is incorporated by reference to Exhibit 10.2 of Interpublic’s Current Report on Form 8-K, filed with the SEC on January 21, 2005.
10(iii)(A)(4)	Supplemental Agreement, made as of January 31, 2005, to a Confidential Agreement and General Release; made as of February 27, 2004, by and between Interpublic and Brian J. Brooks is incorporated by reference to Exhibit 10(iii)(A)(82) to Interpublic’s Annual Report on Form 10-K for the year ended December 31, 2004.
10(iii)(A)(5)	Supplemental Agreement, made as of February 14, 2005, to an Employment Agreement, made as of July 13, 2004, by and between Interpublic and Michael I. Roth, is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K, filed with the SEC on February 17, 2005.
31.1	Certification, dated as of September 30, 2005 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-Ox”).
31.2	Certification, dated as of September 30, 2005 and executed by Frank Mergenthaler, under Section 302 of S-Ox.
32	Certification, dated as of September 30, 2005 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-Ox.