Form 10-Q
period 2005-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2005-09-30
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

EXPLANATORY NOTE
      The filing of this report was delayed because of the extensive additional work necessary to compensate for our material weaknesses in our internal control over financial reporting and to complete the restatement of our previously published Consolidated Financial Statements. The restatement is set forth in our 2004 Annual Report on Form 10-K, and includes a restatement of the Consolidated Statements of Operations for the quarters ended March 31, 2004 and June 30, 2004 and Consolidated Statements of Cash Flows for the six months ended June 30, 2004. Our Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2004 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2004 in this report are presented as restated. For information on the restatement and the impact of the restatement on our financial statements for the periods ended June 30, 2004, we refer you to Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Filed Financial Statements, and Note 20, Results by Quarter, in our 2004 Annual Report on Form 10-K.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	June 30,

	2005	2004

		(Restated)
REVENUE	$1,616.2	$1,512.8

OPERATING (INCOME) EXPENSES:
Salaries and related expenses	955.4	898.5
Office and general expenses	537.9	552.8
Restructuring charges (reversals)	(1.9)	3.9
Long-lived asset impairment and other charges	—	3.1
Motorsports contract termination costs	—	80.0

Total operating expenses	1,491.4	1,538.3

OPERATING INCOME (LOSS)	124.8	(25.5)

EXPENSE AND OTHER INCOME:
Interest expense	(42.7)	(42.0)
Interest income	16.5	10.4
Investment impairments	(3.6)	—
Other income	4.6	2.2

Total expense and other income	(25.2)	(29.4)

Income (loss) before provision for income taxes	99.6	(54.9)
Provision for income taxes	83.8	30.6

Income (loss) of consolidated companies	15.8	(85.5)
Income applicable to minority interests (net of tax)	(3.7)	(4.2)
Equity in net income of unconsolidated affiliates (net of tax)	2.3	1.3

Net income (loss)	14.4	(88.4)
Dividends on preferred stock	5.0	5.0
Allocation to participating securities	1.7	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$7.7	$(93.4)

Income (loss) per share of common stock:
Basic:	$0.02	$(0.23)
Diluted:	$0.02	$(0.23)
Weighted average shares:
Basic	424.8	414.6
Diluted	429.6	414.6
Cash dividends per common share	$—	$—
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

		(Restated)
REVENUE	$2,946.5	$2,902.2

OPERATING (INCOME) EXPENSES:
Salaries and related expenses	1,929.2	1,785.2
Office and general expenses	1,065.7	1,063.5
Restructuring charges (reversals)	(8.8)	65.5
Long-lived asset impairment and other charges	—	8.8
Motorsports contract termination costs	—	80.0

Total operating expenses	2,986.1	3,003.0

OPERATING LOSS	(39.6)	(100.8)

EXPENSE AND OTHER INCOME:
Interest expense	(89.9)	(85.9)
Interest income	31.4	20.2
Investment impairments	(3.6)	(3.2)
Other income	19.1	3.5

Total expense and other income	(43.0)	(65.4)

Loss before provision for income taxes	(82.6)	(166.2)
Provision for income taxes	44.7	1.6

Loss of consolidated companies	(127.3)	(167.8)
Income applicable to minority interests (net of tax)	(4.9)	(6.8)
Equity in net income of unconsolidated affiliates (net of tax)	2.8	2.4

Net loss from operations	(129.4)	(172.2)
Dividends on preferred stock	10.0	9.8

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(139.4)	$(182.0)

Loss per share of common stock:
Basic:	$(0.33)	$(0.44)
Diluted:	$(0.33)	$(0.44)
Weighted average shares:
Basic	424.3	413.9
Diluted	424.3	413.9
Cash dividends per common share	$—	$—
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS:
Cash and cash equivalents	$1,582.0	$1,550.4
Short-term marketable securities	1.3	420.0
Accounts receivable, net allowance of $120.4 and $136.1	4,920.7	4,907.5
Expenditures billable to clients	445.4	345.2
Deferred income taxes	268.8	261.0
Prepaid expenses and other current assets	142.6	152.6

Total current assets	7,360.8	7,636.7
Land, buildings and equipment, net	682.5	722.9
Deferred income taxes	245.4	274.2
Investments	175.5	168.7
Goodwill	3,145.7	3,141.6
Other intangible assets, net	35.1	37.6
Other assets	284.7	290.6

TOTAL ASSETS	$11,929.7	$12,272.3

LIABILITIES:
Accounts payable	$6,198.9	$6,128.7
Accrued liabilities	871.6	1,108.6
Short-term debt	332.6	325.9

Total current liabilities	7,403.1	7,563.2
Long-term debt	1,933.5	1,936.0
Deferred compensation and employee benefits	575.9	590.7
Other non-current liabilities	404.1	408.9
Minority interests in consolidated subsidiaries	45.5	55.2

TOTAL LIABILITIES	10,362.1	10,554.0

Commitments and contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value	373.7	373.7
Common stock, $0.10 par value	42.7	42.5
Additional paid-in capital	2,226.3	2,208.9
Accumulated deficit	(707.6)	(578.2)
Accumulated other comprehensive loss, net of tax	(290.8)	(248.6)

	1,644.3	1,798.3
Less:
Treasury stock, at cost	(14.0)	(14.0)
Unamortized deferred compensation	(62.7)	(66.0)

TOTAL STOCKHOLDERS’ EQUITY	1,567.6	1,718.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,929.7	$12,272.3

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(129.4)	$(172.2)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	81.2	93.6
Provision for bad debt	10.3	19.6
Amortization of restricted stock awards and other non-cash compensation	17.8	16.8
Amortization of bond discounts and deferred financing costs	5.0	11.7
Deferred income tax provision	23.9	(66.0)
Equity in net loss of unconsolidated affiliates	(2.8)	(2.4)
Income applicable to minority interests	4.9	6.8
Restructuring charges — non-cash	—	6.7
Long-lived asset impairment and other charges	—	8.8
Investment impairments	3.6	3.2
Gain on sale of investments	(13.3)	(2.1)
Loss on interest rate swaps	2.1	—
Other	(8.2)	(8.7)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(225.0)	(366.6)
Expenditures billable to clients	(108.7)	(81.9)
Prepaid expenses and other current assets	(0.7)	17.1
Accounts payable and accrued expenses	112.5	440.1
Other non-current assets and liabilities	(14.0)	(25.8)

Net cash used in operating activities	(240.8)	(101.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(55.5)	(136.3)
Capital expenditures	(65.5)	(77.5)
Proceeds from sales of businesses and fixed assets	7.9	29.2
Proceeds from sales of investments	40.4	10.6
Purchases of investments	(18.4)	(10.2)
Maturities of short-term marketable securities	1,108.1	575.8
Purchases of short-term marketable securities	(688.8)	(912.9)

Net cash provided by (used in) investing activities	328.2	(521.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term bank borrowings	(12.1)	23.4
Payments of long-term debt	(0.6)	(244.7)
Proceeds from long-term debt	2.0	0.5
Debt issuance costs and consent fees	(9.7)	(2.3)
Issuance of common stock, net of issuance costs	13.7	0.1
Distributions to minority interests, net	(10.9)	(10.9)
Dividends from unconsolidated affiliates	3.0	6.1
Preferred stock dividends	(10.0)	(9.8)

Net cash used in financing activities	(24.6)	(237.6)

Effect of exchange rates on cash and cash equivalents	(31.2)	(12.7)

Increase (decrease) in cash and cash equivalents	31.6	(872.9)
Cash and cash equivalents at beginning of year	1,550.4	1,871.9

Cash and cash equivalents at end of period	$1,582.0	$999.0

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Net income/(loss)	$14.4	$(88.4)	$(129.4)	$(172.2)
Foreign currency translation adjustment	(28.4)	(16.4)	(59.7)	(41.8)
Net unrealized holdings gain/loss on securities
Unrealized holdings gain arising in the current period	1.8	—	17.7	1.6
Unrealized holdings loss arising in the current period	—	(0.6)	—	(0.7)
Reclassification of gain to net earnings	(0.1)	—	(0.2)	—
Reclassification of loss to net earnings	—	—	—	3.2

Net unrealized holdings gain/loss on securities	1.7	(0.6)	17.5	4.1

Comprehensive loss	$(12.3)	$(105.4)	$(171.6)	$(209.9)

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 1:	Basis of Presentation
      Restatement. In our 2004 Annual Report on Form 10-K, we restated certain of our prior period financial statements, including financial statements for the three and six months ended June 30, 2004. The Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2004, and the Consolidated Statements of Cash Flow for the six months ended June 30, 2004 in this report have been presented as restated. For information on the restatement and the impact of the restatement on our financial statements for the period ended June 30, 2004, we refer you to Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Issued Financial Statements, and Note 20, Results by Quarter, in our 2004 Annual Report on Form 10-K.
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

Note 2:	Earnings (Loss) Per Share
      The following sets forth the computation of basic and diluted earnings (loss) per common share for income available to common stockholders:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Basic
Net income (loss)	$14.4	$(88.4)	$(129.4)	$(172.2)
Less: preferred stock dividends	5.0	5.0	10.0	9.8
Less: allocation to participating securities(a)	1.7	—	—	—

Net income (loss) applicable to common stockholders	$7.7	$(93.4)	$(139.4)	$(182.0)

Weighted-average number of common shares outstanding — basic	424.8	414.6	424.3	413.9

Earnings (loss) per share — basic	$0.02	$(0.23)	$(0.33)	$(0.44)

Diluted(b)
Net income (loss)	$14.4	$(88.4)	$(129.4)	$(172.2)
Less: preferred stock dividends	5.0	5.0	10.0	9.8
Less: allocation to participating securities(a)	1.7	—	—	—
Net income (loss) applicable to common stockholders	$7.7	$(93.4)	$(139.4)	$(182.0)

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Weighted-average number of common shares outstanding — basic	424.8	414.6	424.3	413.9
Dilutive effect of restricted stock and stock options	4.8	—	—	—

Weighted-average number of common shares outstanding — diluted	429.6	414.6	424.3	413.9

Earnings (loss) per share — diluted	$0.02	$(0.23)	$(0.33)	$(0.44)

(a)	Basic and diluted earnings per share have been adjusted using the two-class method pursuant to Emerging Issue Task Force (“EITF”) 03-6, Participating Securities and the Two — Class Method Under FASB Statement No. 128 for the three months ended June 30, 2005. The two-class method is an earnings allocation formula that attributes earnings to participating securities and common stock according to dividends declared and participation rights in undistributed earnings. Participating securities consist of our 4.50% Convertible Notes and our Series A Mandatory Convertible Preferred Stock.

There was no impact on the basic and diluted loss per share computations for the three months ended June 30, 2004 and the six months ended June 30, 2005 and 2004, as the holders of the relevant securities do not participate in our net loss.

(b)	In accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, the impact of the assumed conversion of our 4.50% contingently convertible notes was and would be included in the computations of diluted earnings (loss) per share if dilutive, regardless of whether the market price conversion trigger was met, for the three months ended June 30, 2005 and for the three months ended June 30, 2004 and the six months ended June 30, 2005 and 2004, respectively. The weighted-average number of incremental shares for each of the following have been excluded from the computations of diluted earnings (loss) per share as they were anti-dilutive:
      For the three months ended June 30, 2005 and 2004:

•	conversion of the Series A Mandatory Convertible Preferred Stock;

•	conversion of the 4.50% Convertible Notes;
      For the three months ended June 30, 2004 only:

•	conversion of the 1.87% Convertible Notes;

•	exercise of employee stock options and conversion of both non-vested restricted stock awards and restricted stock units;
      For the six months ended June 30, 2005 and 2004:

•	conversion of the 4.50% Convertible Notes;

•	conversion of the Series A Mandatory Convertible Preferred Stock;

•	exercise of employee stock options and conversion of both non-vested restricted stock awards and restricted stock units; and

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
      For the six months ended June 30, 2004 only:

•	conversion of the 1.80% and 1.87% Convertible Notes.

The following table presents the weighted-average number of incremental anti-dilutive shares excluded from the computations of diluted earnings (loss) per share for the three and six months ended June 30, 2005 and 2004:

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

		Restated		Restated
Stock options, restricted stock and restricted stock units	—	4.2	4.6	4.5
Convertible Notes	64.4	70.8	64.4	71.5
Series A Mandatory Convertible Preferred Stock	27.7	26.2	27.7	24.9

Total	92.1	101.2	96.7	100.9

Note 3:	Stock-Based Compensation
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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
      If compensation expense for our stock option plans and Employee Stock Purchase Plan (“ESPP”) had been determined based on the fair value at the grant dates as defined by SFAS No. 123 and amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123, our pro forma income (loss) from operations and income (loss) from operations would have been as follows:

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)

As reported, net income (loss)	$14.4	$(88.4)	$(129.4)	$(172.2)
Add back:
Stock-based employee compensation expense included in net income (loss), net of tax	9.1	6.1	16.1	11.4
Less:
Total fair value of stock-based employee compensation expense, net of tax	(14.4)	(13.9)	(27.0)	(27.1)

Pro forma net income (loss)	$9.1	$(96.2)	$(140.3)	$(187.9)

Net earnings (loss) per share
Basic earnings (loss) per share
As reported	$0.02	$(0.23)	$(0.33)	$(0.44)
Pro forma	$0.02	$(0.23)	$(0.33)	$(0.45)
Diluted earnings (loss) per share
As reported	$0.02	$(0.23)	$(0.33)	$(0.44)
Pro forma	$0.02	$(0.23)	$(0.33)	$(0.45)
      For purposes of this pro forma information, the weighted-average fair value of the 15% discount received by employees on the date that stock was purchased under the ESPP was $2.19 for the three months ended June 30, 2004 and $1.97 and $1.19 for the six months ended June 30, 2005 and 2004, respectively, and is included in the total fair value of stock-based employee compensation expense. No stock was purchased under the ESPP in the three months ended June 30, 2005.
      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Expected option lives	6 years	6 years	6 years	6 years
Risk free interest rate	3.8%	4.3%	3.8%	4.1%
Expected volatility	44.4%	44.7%	44.4%	44.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average option grant price	$12.29	$14.22	$12.75	$14.66
Weighted-average fair value of options granted	$5.91	$6.99	$6.13	$7.14

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4:	Acquisitions and Dispositions
     Acquisitions
      We did not make any acquisitions during the three and six months ended June 30, 2005. We acquired one company during the six months ended June 30, 2004 for $6.5 in cash. The results of operations of this acquired company was included in our consolidated results from its respective acquisition date. During the three months ended June 30, 2005 and 2004, we made stock payments related to acquisitions in prior years of $9.9 and $15.8. We also made stock payments related to acquisitions initiated in prior years of $11.7 and $15.8 during the six months ended June 30, 2005 and 2004, respectively. Details of cash paid for new and prior acquisitions are as follows:

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Cash paid for current year acquisitions	$—	$—	$—	$6.5
Cash paid for prior acquisitions	38.9	97.3	55.5	129.8

Net cash paid for acquisitions	$38.9	$97.3	$55.5	$136.3

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

Note 5:	Restructuring Charges (Reversals)
      During the three months ended June 30, 2005 and 2004, we recorded net (income) and expense related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of ($1.9) and $3.9, respectively, which included the impact of adjustments resulting from changes in management’s estimates as described below. For the six months ended June 30, 2005 and 2004, we recorded net (income) and expense of ($8.8) and $65.5, respectively. The 2003 program was initiated in response to softness in demand for advertising and marketing services. The 2001 program was initiated following the acquisition of True North Communications Inc. and was designed to integrate the acquisition and improve productivity. Total inception to date net expense for the 2001 and 2003 programs

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
were $638.6 and $225.1, respectively. Substantially all activities under the 2001 and 2003 programs have been completed. A summary of the net (income) and expense by segment is as follows:

	Three Months Ended June 30,

	Lease Termination and			Severance and
	Other Exit Costs			Termination Costs

	2003	2001		2003	2001
	Program	Program	Total	Program	Program	Total	Total

2005 Net Income
IAN	$(0.2)	$—	$(0.2)	$—	$—	$—	$(0.2)
CMG	(0.9)	(0.1)	(1.0)	(0.1)	—	(0.1)	(1.1)
Corporate	(0.1)	(0.5)	(0.6)	—	—	—	(0.6)

Total	$(1.2)	$(0.6)	$(1.8)	$(0.1)	$—	$(0.1)	$(1.9)

2004 Net (Income) Expense (Restated)
IAN	$(2.6)	$(4.9)	$(7.5)	$(0.7)	$(4.3)	$(5.0)	$(12.5)
CMG	5.2	8.0	13.2	(0.5)	(0.7)	(1.2)	12.0
Corporate	4.3	—	4.3	0.1	—	0.1	4.4

Total	$6.9	$3.1	$10.0	$(1.1)	$(5.0)	$(6.1)	$3.9

	Six Months Ended June 30,

	Lease Termination and			Severance and
	Other Exit Costs			Termination Costs

	2003	2001		2003	2001
	Program	Program	Total	Program	Program	Total	Total

2005 Net Income
IAN	$(4.4)	$(0.7)	$(5.1)	$(0.2)	$—	$(0.2)	$(5.3)
CMG	(1.0)	(1.7)	(2.7)	(0.2)	—	(0.2)	(2.9)
Corporate	(0.1)	(0.5)	(0.6)	—	—	—	(0.6)

Total	$(5.5)	$(2.9)	$(8.4)	$(0.4)	$—	$(0.4)	$(8.8)

2004 Net (Income)Expense (Restated)
IAN	$28.6	$(6.5)	$22.1	$15.1	$(4.3)	$10.8	$32.9
CMG	16.2	7.1	23.3	5.5	(0.7)	4.8	28.1
Corporate	4.3	—	4.3	0.2	—	0.2	4.5

Total	$49.1	$0.6	$49.7	$20.8	$(5.0)	$15.8	$65.5

     Lease Termination and Other Exit Costs
     2003 Program
      Net (income) and expense related to lease termination and other exit costs recorded for the three months ended June 30, 2005 and 2004 was ($1.2) and $6.9, respectively, comprised of charges of $0.6 and $17.0, offset by adjustments to management estimates of $1.8 and $10.1, respectively. For the six months ended June 30, 2005 and 2004, net (income) and expense was ($5.5) and $49.1, respectively, comprised of charges of $1.8 and $60.5, offset by similar adjustments of $7.3 and $11.4, respectively. Charges were recorded at net present value and were net of estimated sublease rental income. The discount related to lease terminations is being amortized over the expected remaining term of the related lease. In addition,

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
for the three and six months ended June 30, 2004, charges were recorded for the vacating of 11 and 36 offices, respectively, located primarily in the US and Europe. Given the remaining life of the vacated leased properties, cash payments are expected to be made through 2015.
      In addition to amounts recorded as restructuring charges, we recorded charges of $2.7 and $10.3 during the three and six months ended June 30, 2004, respectively, related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses on the Consolidated Statements of Operations.
     2001 Program
      Net (income) and expense related to lease termination and other exit costs of ($0.6) and $3.1 recorded for the three months ended June 30, 2005 and 2004, respectively, resulted exclusively from the impact of adjustments to management estimates. We recorded net (income) and expense of ($2.9) and $0.6 for the six months ended June 30, 2005 and 2004, respectively. Given the remaining life of the vacated properties, cash payments are expected to be made through 2024.
     Adjustments to Estimates
      Lease termination and other exit costs for the 2003 and 2001 restructuring programs included the net impact of adjustments for changes in management estimates, which decreased the restructuring reserves by $2.4 and $7.0 for the three months ended June 30, 2005 and 2004, respectively. The net decrease to the restructuring reserves was $10.2 and $10.8 for the six months ended June 30, 2005 and 2004, respectively. Adjustments to management estimates of net lease obligations included both increases and decreases to the restructuring reserve balance as a result of several factors. The significant factors were our negotiation of terms upon the exit of leased properties, changes in sublease rental income and utilization of previously vacated properties by certain of our agencies due to improved economic conditions in certain markets, all of which occurred during the period recorded.
     Severance and Termination Costs
     2003 Program
      Net income related to severance and termination costs of $0.1 for the three months ended June 30, 2005, resulted exclusively from the impact of adjustments to management’s estimates. Net income for the three months ended June 30, 2004 was $1.1, comprised of charges of $0.4, partially offset by adjustments to management estimates of $1.5. Net income related to severance and termination costs of $0.4 for the six months ended June 30, 2005, resulted exclusively from the impact of adjustments to management’s estimates. Net expense for the six months ended June 30, 2004 was $20.8, comprised of charges of $24.5, partially offset by adjustments to management estimates of $3.7. Charges related to a worldwide workforce reduction of approximately 400 employees for the six months ended June 30, 2004. The restructuring program affected employee groups across all levels and functions, including executive, regional and account management and administrative, creative and media production personnel. The majority of the severance charges related to the US and Europe, with the remainder in Asia and Latin America.
     2001 Program
      Net income related to severance and termination costs of $5.0 recorded for the three and six months ended June 30, 2004, resulted exclusively from the impact of adjustments to management estimates.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
     Adjustments to Estimates
      Severance and termination costs associated with the 2003 and 2001 restructuring programs included the net impact of adjustments for changes in management estimates, which decreased the restructuring reserves by $0.1 and $6.5 for the three months ended June 30, 2005 and 2004, respectively. The net decrease to the restructuring reserves was $0.4 and $8.7 for the six months ended June 30, 2005 and 2004, respectively. Adjustments to management estimates of severance and termination obligations included both increases and decreases to the restructuring reserve balance as a result of several factors. The significant factors were the decrease in the number of terminated employees, change in amounts paid to terminated employees and change in estimates of taxes and restricted stock payments related to terminated employees, all of which occurred during the period recorded.
      A summary of the remaining liability for the 2003 and 2001 restructuring programs is as follows:

	Liability at					Liability at
	12/31/04	Charges	Payments	Adjustments(1)	Other(2)	6/30/05

2003 Program
Lease termination and other exit costs	$51.0	$1.8	$(12.8)	$(7.3)	$(1.9)	$30.8
Severance and termination costs	7.2	—	(2.7)	(0.4)	(0.4)	3.7

Total	$58.2	$1.8	$(15.5)	$(7.7)	$(2.3)	$34.5

2001 Program
Lease termination and other exit costs	$37.2	$—	$(9.0)	$(2.9)	$—	$25.3
Severance and termination costs	1.6	—	(0.7)	—	—	0.9

Total	$38.8	$—	$(9.7)	$(2.9)	$—	$26.2

(1)	Amounts represent adjustments to management estimates, as discussed above.

(2)	Amounts represent adjustments to the liability for changes in foreign currency exchange rates as well as liabilities that were previously maintained on the Consolidated Balance Sheet in other balance sheet accounts.
      Severance amounts incurred outside the parameters of our restructuring programs are recorded in the financial statements when they become both probable and estimable. With the exception of medical and dental benefits paid to employees who are on long-term disability, we do not establish liabilities associated with ongoing post-employment benefits that may vest or accumulate as the employee provides service as we cannot reasonably predict what our future experience will be. We have recorded a liability of $6.7 and $6.1 as of June 30, 2005 and December 31, 2004, respectively, related to medical and dental benefits for employees who are on long-term disability.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 6:	Land, Building and Equipment
      The following table provides a summary of the components of land, buildings and equipment:

	June 30,	December 31,
	2005	2004

Land and buildings	$100.7	$111.1
Furniture and equipment	1,024.6	1,038.6
Leasehold improvements	561.9	571.3

	1,687.2	1,721.0
Less: accumulated depreciation	(1,004.7)	(998.1)

Land, buildings and equipment, net	$682.5	$722.9

Note 7:	Long-Lived Asset Impairment and Other Charges
      There were no impairment charges recorded during the six months ended June 30, 2005.
      During the three months and six months ended June 30, 2004, we recorded $3.1 and $8.8 of long-lived asset impairment charges, respectively. These amounts included $2.0 and $6.0, respectively, primarily related to the impairment of long-lived assets of businesses sold and $0.7 and $2.3, respectively, related to capital expenditure outlays in our Motorsports business which were expensed as incurred.

Note 8:	Expense and Other Income

Investment Impairment
      We recorded investment impairment charges of $3.6 for the three months ended June 30, 2005 to reduce an investment to its appropriate fair value. During the six months ended June 30, 2005 and 2004, we recorded $3.6 and $3.2, respectively, in investment impairment charges related to a decline in value of certain available-for-sale investments that was determined to be other than temporary.

Other Income
      The following table sets forth the components of other income:

	For the Three
	Months Ended		For the Six Months
	June 30,		Ended June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)

Gains on sales of businesses	$4.4	$0.8	$14.0	$0.7
Gains on sales of available-for-sale securities and miscellaneous investment income	0.2	1.4	5.1	2.8

Total other income	$4.6	$2.2	$19.1	$3.5

      During the six months ended June 30, 2005, we sold our remaining ownership interest in Delaney Lund Knox Warren & Partners, an agency within Foote, Cone & Belding Worldwide, for a gain of approximately $8.5.

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
      We recorded an income tax provision of $44.7 and $1.6 on pretax losses of $82.6 and $166.2 for the six months ended June 30, 2005 and 2004, respectively. Our effective tax rate was 54.1% and 1.0% for the six months ended June 30, 2005 and 2004, respectively. The difference between the effective tax rate and statuatory rate of 35% is due to state and local taxes and the effect of non-US operations. The most significant item negatively impacting the effective tax rate was operating losses in a number of non-US jurisdictions taht receive little or no tax benefit.

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
      The realization of the Company’s remaining deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results, including but not limited to any future restructuring activities may require that the Company record additional valuation allowances against the Company’s deferred tax assets on which a valuation allowance has not previously been established. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is “more likely than not” that such assets will be realized. An ongoing pattern of profitability will generally be considered as sufficient positive evidence. The Company’s income tax expense recorded in the future will be reduced to the extent of offsetting decreases in the valuation allowance. The establishment and reversal of valuation allowances has had and could have a significant negative or positive impact on the future earnings of the Company.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 11:	Debt

Long-Term Debt
      A summary of our long-term debt is as follows:

	June 30,	December 31,
	2005	2004

7.875% Senior Unsecured Notes due 2005	$252.0	$255.0
7.25% Senior Unsecured Notes due 2011	499.1	500.0
5.40% Senior Unsecured Notes, due 2009 (less unamortized discount of $0.3)	249.7	249.7
6.25% Senior Unsecured Notes, due 2014 (less unamortized discount of $1.0)	350.3	347.3
4.50% Convertible Senior Notes due 2023	800.0	800.0
Other notes payable and capitalized leases	39.9	42.1

Total long-term debt	2,191.0	2,194.1
Less: current portion	257.5	258.1

Long-term debt, excluding current portion	$1,933.5	$1,936.0

      Long-term debt has a fair value of approximately $2,292.8 and $2,447.0 at June 30, 2005 and December 31, 2004, respectively.

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

Credit Arrangements
      We have committed and uncommitted lines of credit with various banks that permit borrowings at variable interest rates. At June 30, 2005 and December 31, 2004, there were no borrowings under our committed facilities, however, there were borrowings under the uncommitted facilities made by several of our international subsidiaries totaling $75.1 and $67.8, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries.
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
      The current terms of our Three-Year Revolving Credit Facility do not permit us: (i) to make cash acquisitions in excess of $50.0 until October 2006, or thereafter in excess of $50.0 until expiration of the agreement in May 2007, subject to increases equal to the net cash proceeds received in the applicable period from any disposition of assets; (ii) to make capital expenditures in excess of $210.0 annually; (iii) to repurchase or to declare or to pay dividends on our capital stock (except for any convertible preferred stock, convertible trust preferred instrument or similar security, which includes our outstanding 5.40% Series A Mandatory Convertible Preferred), except that we may repurchase our capital stock in connection with the exercise of options by our employees or with proceeds contemporaneously received from an issue of new shares of our capital stock; and (iv) to incur new debt at our subsidiaries, other than unsecured debt incurred in the ordinary course of business, which may not exceed $10.0 in the aggregate with respect to our US subsidiaries.

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

Note 12:	Employee Benefits
      The components of net periodic cost for pension and retiree medical plans are as follows:

	Domestic		Foreign
	Pension		Pension		Postretirement
	Plans		Plans		Benefits

For the Three Months Ended June 30,	2005	2004	2005	2004	2005	2004

		(Restated)		(Restated)		(Restated)
Service cost for benefits earned	$0.2	$0.2	$3.8	$4.2	$0.1	$0.1
Interest accrued on benefit obligation	2.2	2.2	4.8	4.4	0.9	1.0
Expected return on plan assets	(2.4)	(2.5)	(3.3)	(2.8)	—	—
Amortization of:
Prior service cost	(0.1)	(0.1)	0.1	0.1	—	—
Unrecognized actuarial losses	1.6	1.1	1.6	1.4	0.2	0.1

Net periodic cost	$1.5	$0.9	$7.0	$7.3	$1.2	$1.2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Domestic		Foreign
	Pension		Pension		Postretirement
	Plans		Plans		Benefits

For the Six Months Ended June 30,	2005	2004	2005	2004	2005	2004

Service cost for benefits earned	$0.4	$0.4	$8.0	$8.2	$0.2	$0.2
Interest accrued on benefit obligation	4.3	4.4	9.9	8.9	1.8	2.0
Expected return on plan assets	(4.8)	(5.0)	(6.8)	(5.7)	—	—
Amortization of:
Transition obligation	—	—	—	—	0.1	0.1
Prior service cost	(0.1)	(0.2)	0.1	0.1	—	—
Unrecognized actuarial losses	3.2	2.2	3.4	2.8	0.4	0.2

Net periodic cost	$3.0	$1.8	$14.6	$14.3	$2.5	$2.5

      During the three months ended June 30, 2005, we made contributions of $0.3 and $4.0 to our domestic and foreign pension plans, respectively. During the six months ended June 30, 2005, we made contributions of $0.5 and $9.1 to our domestic and foreign pension plans, respectively.
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
      On May 25, 2005, we terminated our three long-term interest rate swap agreements executed during the fourth quarter of 2004 covering the $350.0, 6.25% Senior Unsecured Notes due November 2014 and our long-term interest rate swap agreement covering the $150.0 of the $500.0, 7.25% Senior Unsecured Notes due August 2011. In connection with the termination, our net cash receipts were approximately $1.1, which will be recorded as an offset to interest expense over the remaining life of the related debt.

Note 14:	Segment Information
      We are organized into five global operating divisions and a group of leading stand-alone agencies. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operating divisions are grouped into two reportable segments. The largest segment, Integrated Agency Networks (“IAN”), is comprised of McCann Worldgroup (“McCann”), The FCB Group (“FCB”), The Lowe Group (“Lowe”), Draft Worldwide (“Draft”) and our stand-alone agencies. The stand-alone agencies include Deutsch, Campbell-Ewald and Hill Holliday. IAN also includes our media agencies, Initiative Media and Magna Global which are part of our leading stand-alone agencies, and Universal McCann which is part of McCann. The second segment, Constituent Management Group (“CMG”), includes Weber Shandwick, DeVries, FutureBrand, GolinHarris, Jack Morton and Octagon Worldwide. During the period ended June 30, 2004, we had a third reportable segment comprised of the Motorsports operations, which was sold during 2004.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
      Certain corporate and other charges are reported as a separate line within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses which are not allocated to operating divisions, as shown in the table below. Salaries and related expenses include salaries, pension, bonus and insurance expenses, including medical and dental, for corporate office employees. Professional fees include costs related to internal control compliance and remediation, cost of restatement efforts, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Professional fees also include the cost of temporary financial professionals associated with work on our restatement activities during 2005. Rent and depreciation includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost for fire, liability and automobile premiums. Bank fees relates to debt and credit facilities managed by the corporate office. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the weighted average net revenues of the operating unit. The majority of the corporate cost, including most of the costs associated with internal control compliance and remediation, are not allocated back to operating segments. The following expenses are included in Corporate and other:

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Salaries and related expenses	$42.9	$37.7	$91.8	$73.0
Professional fees	30.2	42.9	82.6	59.0
Rent and depreciation	10.8	7.3	22.3	19.0
Corporate insurance	6.5	8.0	13.6	15.4
Bank fees	0.6	0.9	1.1	1.7
Other	(1.9)	5.2	3.1	3.5
Amounts allocated to operating divisions	(41.8)	(34.6)	(76.8)	(63.0)

Total Corporate and other	$47.3	$67.4	$137.7	$108.6

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
      Summarized financial information concerning our reportable segments is shown in the following table:

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Revenue:(1)
IAN	$1,391.0	$1,276.3	$2,507.6	$2,442.7
CMG	224.8	229.0	437.3	448.9
Motorsports	0.4	7.5	1.6	10.6

Consolidated revenue	$1,616.2	$1,512.8	$2,946.5	$2,902.2

Segment operating income (loss):
IAN	$161.4	$113.9	$78.7	$146.5
CMG	8.6	19.2	9.4	28.3
Motorsports	0.2	(4.2)	1.2	(12.7)
Corporate and other	(47.3)	(67.4)	(137.7)	(108.6)

Total segment operating income (loss)	$122.9	$61.5	$(48.4)	$53.5

Reconciliation to income (loss) before taxes:
Restructuring charges	$1.9	$(3.9)	$8.8	$(65.5)
Long-lived asset impairment and other charges	—	(83.1)	—	(88.8)
Interest expense	(42.7)	(42.0)	(89.9)	(85.9)
Interest income	16.5	10.4	31.4	20.2
Investment impairments	(3.6)	—	(3.6)	(3.2)
Other income (expense)	4.6	2.2	19.1	3.5

Income (loss) before income taxes	$99.6	$(54.9)	$(82.6)	$(166.2)

Depreciation and amortization:
IAN	$31.3	$36.0	$60.8	$71.0
CMG	4.8	5.3	11.4	13.4
Corporate and other	4.6	2.7	9.0	9.2

Total depreciation and amortization	$40.7	$44.0	$81.2	$93.6

	June 30,	December 31,
	2005	2004

Total Assets:
IAN	$9,797.2	$9,901.0
CMG	924.8	928.6
Corporate and other	1,207.7	1,442.7

Total assets	$11,929.7	$12,272.3

(1)	Amounts disclosed as revenue from unaffiliated customers include immaterial amounts of intersegment revenues.

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

OVERVIEW provides an analysis of our performance, and a description of the significant events impacting three and six months ended June 30, 2005.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for the three and six month periods ended June 30, 2005 compared to 2004.

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

Three and Six Months Ended June 30, 2005 Performance
      We have developed a number of financial priorities and targets that we use to measure our performance. The following are the performance priorities and analyses of our performance:

•	We seek to accelerate organic revenue growth by strengthening collaboration among our agencies and increasing the number of marketing services used by each client. We have established a supplemental incentive plan, expanded internal tools and resources, and heightened internal communications aimed at encouraging collaboration. We analyze our performance by calculating the percentage increase in revenue related to organic growth between comparable periods.

•	We seek to improve operating margin by increasing revenue and by controlling salaries and related expenses, as well as office and general expenses. We analyze our performance by comparing revenue to prior periods and measuring salaries and related expenses, as well as office and general expenses, as a percentage of revenue. We define operating margin as operating income divided by reported revenue.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Organic revenue growth % (vs. prior year)	7.2%	(2.3)%	1.3%	(0.2)%
Operating margin %	7.7%	(1.7)%	1.3%	3.5%
Salaries and related expenses as a % of revenue	59.1%	59.4%	65.5%	61.5%
Office and general expenses as a % revenue	33.3%	36.5%	36.2%	36.6%
      Organic revenue growth has improved over the prior year. For the six months ended June 30, 2005, domestic organic revenue growth was 1.0% while our international organic revenue growth was 1.8%. For the three months ended June 30, 2005, domestic organic revenue growth was 8.9% while our international revenue growth was 5.2%.
      Operating margin for the six months ended June 30, 2004 was impacted by asset impairments and other charges of $8.8, restructuring charges of $65.5 and contract termination charges related to the Motorsports business of $80.0. The increase in 2005 operating margin was impacted by increased revenues of $44.3 and decrease of restructuring charges, long lived asset impairment and other charges and Motorsports contract termination costs of $163.1. These increases were offset by increased salaries and related expenses of $144.0, driven by increased staffing drive to support revenue growth, improve the accounting and control environment and develop shared services and increased office and general expense of $2.2 driven by increased professional fees of $41.0.
      Operating margin for the three months ended June 30, 2004 was impacted by asset impairments and other charges of $3.1, restructuring charges of $3.9 and contract termination charges related to the Motorsports business of $80.0. The increase in 2005 operating margin was impacted by increased revenues of $103.4 and decreased office and general expense of $14.9, partially offset by increased salaries and related expenses of $56.9, driven by increased staffing drive to support revenue growth, improve the accounting and control environment and develop shared services.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Significant Second Quarter 2005 Activity and Subsequent Events

Income Statement

•	Restructuring reversals of $1.9 and $8.8, respectively, were recorded for the three and six months ended June 30, 2005, respectively, related to severance and termination costs and lease termination and other exit costs under the 2003 and 2001 restructuring programs, net of $2.5 and $10.6, respectively, of reserve reversals for the three and six months ended June 30, 2005, respectively, due to changes in our original estimates.

Financing Activities

•	We entered into waivers and amendments to our 364-Day and Three-year Revolving Credit Facilities, to waive any breach or default related to not complying in a timely manner with our reporting requirements. In addition, financial covenants with respect to our interest coverage ratio, debt to EBITDA ratio and minimum EBITDA for certain fiscal quarters were amended.

Subsequent to June 30, 2005

•	In July 2005, we completed the issuance and sale of $250.0 Floating Rate Notes maturing 2008. We used the proceeds to redeem the 7.875% Senior Unsecured Notes maturing October 2005 with an aggregate principal amount of $250.0.

•	Our Three-Year Revolving Credit Facility was amended and restated as of September 27, 2005. The effectiveness of the amended Three-Year Revolving Credit Facility is subject to certain conditions. The amendment revises certain of the negative and financial covenants under our existing Three-Year Revolving Credit Facility.

•	In September 2005, we restated our previously filed financial statements and filed our delayed Annual Report on Form 10-K and our delayed Quarterly Reports on Form 10-Q for the first and second quarters of 2005.
RESULTS OF OPERATIONS

REVENUE

Three Months Ended
      The components of the change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

June 30, 2004 (Restated)	$1,512.8		$856.5		56.6%	$656.3		43.4%

Foreign currency changes	14.5	1.0%	—	0.0%		14.5	2.2%
Net acquisitions/ divestitures	(20.3)	(1.3)%	(4.5)	(0.5)%		(15.8)	(2.4)%
Organic	109.2	7.2%	75.3	8.8%		33.9	5.2%

Total change	103.4	6.8%	70.8	8.3%		32.6	5.0%
June 30, 2005	$1,616.2		$927.3		57.4%	$688.9		42.6%

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      For the three months ended June 30, 2005, consolidated revenues increased $103.4, or 6.8%, as compared to 2004, which was attributable to foreign currency exchange rate changes of $14.5 and organic revenue growth of $109.2, partially offset by the effect of net acquisitions and divestitures of $20.3.
      The increase due to foreign currency changes was primarily attributable to the strengthening of the Brazilian Real in relation to the US Dollar, which mainly affected our IAN segment. Net effect of acquisitions and divestitures resulted largely from a 2004 acquisition at McCann and the sale of the Motorsports business and Transworld Marketing during 2004.
      During 2005, organic revenue change of $109.2, or 7.2% was driven by an increase at IAN and a decrease at CMG. The increase at IAN was a result of client wins and additional spending by existing clients primarily in our US and European agencies, as well as an increase related to the timing of revenue recognition which was previously deferred due to lack of persuasive evidence of arrangements with our customers. At CMG, the organic revenue decreased domestically due to declines in the events business. These declines were offset slightly by growth in our public relations and sports marketing businesses.

Six Months Ended

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

June 30, 2004 (Restated)	$2,902.2		$1,659.9		57.2%	$1,242.3		42.8%

Foreign currency changes	39.7	1.4%	—	—		39.7	3.2%
Net acquisitions/divestitures	(34.0)	(1.2)%	(8.9)	(0.5)%		(25.1)	(2.0)%
Organic	38.6	1.3%	15.9	1.0%		22.7	1.8%

Total change	44.3	1.5%	7.0	0.4%		37.3	3.0%
June 30, 2005	$2,946.5		$1,666.9		56.6%	$1,279.6		43.4%

      For the six months ended June 30, 2005, consolidated revenues increased $44.3, or 1.5% as compared to 2004, which was attributed to foreign currency exchange rate effects of $39.7 and organic revenue growth of $38.6, partially offset by the effect of net acquisitions and divestitures of $34.0.
      The increase due to foreign currency changes were primarily attributable to the strengthening of the Brazilian Real in relation to the US Dollar, which affected both our IAN and CMG segments. The net effect of acquisitions and divestitures resulted largely from a 2004 acquisition at McCann and the sale of the Motorsports business and Transworld Marketing in 2004.
      During 2005, organic revenue change of $38.6, or 1.3%, was driven by an increase at IAN and decrease at CMG. The increase at IAN was a result of client wins and additional spending by existing clients primarily in our US and European agencies. At CMG, the organic revenue decreased domestically due to declines in the branding and events businesses. These declines were offset slightly by growth in our sports marketing and public relations businesses.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

OPERATING EXPENSES

	Three Months Ended June 30,						Six Months Ended June 30,

	2005		2004				2005		2004

			(Restated)						(Restated)
		% of		% of	$	%		% of		% of	$	%
	$	Revenue	$	Revenue	Change	Change	$	Revenue	$	Revenue	Change	Change

Salaries and related expenses	$955.4	59.1%	$898.5	59.4%	$56.9	6.3%	$1,929.2	65.5%	$1,785.2	61.5%	$144.0	8.1%
Office and general expenses	537.9	33.3%	552.8	36.5%	(14.9)	(2.7)%	1,065.7	36.2%	1,063.5	36.6%	2.2	0.2%
Restructuring charges	(1.9)		3.9		(5.8)	(148.7)%	(8.8)		65.5		(74.3)	(113.4)%
Long-lived asset impairment and other charges	—		3.1		(3.1)	(100.0)%	—		8.8		(8.8)	(100.0)%
Motorsports contract termination costs	—		80.0		(80.0)	(100.0)%	—		80.0		(80.0)	(100.0)%

Total operating expenses	$1,491.4		$1,538.3		$(46.9)	(3.0)%	$2,986.1		$3,003.0		$(16.9)	(0.6)%

 Salaries and Related Expenses
      Salaries and related expenses are the largest component of operating expenses and consist primarily of salaries, related benefits, and performance incentives. During the three months ended June 30, 2005, salaries and related expenses decreased to 59.1% of revenue, compared to 59.4% in the prior year. During the six months ended June 30, 2005, salaries and related expenses increased to 65.5% of revenues, compared to 61.5% in the prior year. The components of the change were as follows:

	Three Months Ended			Six Months Ended

	Total			Total
			% of			% of
	$	% Change	Revenue	$	% Change	Revenue

June 30, 2004 (Restated)	$898.5		59.4%	$1,785.2		61.5%

Foreign currency changes	6.3	0.7%		22.3	1.2%
Net acquisitions/divestitures	(9.3)	(1.0)%		(18.9)	(1.1)%
Organic	59.9	6.7%		140.6	7.9%

Total change	56.9	6.3%		144.0	8.1%
June 30, 2005	$955.4		59.1%	$1,929.2		65.5%

Three Months Ended
      For the three months ended June 30, 2005, salaries and related expenses increased $59.9, excluding the increase related to foreign currency exchange rate changes of $6.3 and a decrease related to net acquisitions and divestitures of $9.3.
      Salaries and related expenses were impacted by changes in foreign currency rates, attributable to the strengthening of the Brazilian Real in relation to the US Dollar. The increase due to foreign currency rate

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
changes was partially offset by impact of net acquisitions and dispositions, primarily the sale of the Motorsports business and Transworld Marketing during 2004.
      The increase in salaries and related expenses excluding the impact of foreign currency and net acquisitions and divestitures was primarily the result of increased staffing to support revenue growth, improve the accounting and control environment and develop shared services. The increase was also driven by a timing difference in the way incentive compensation is recognized as a result of a change in compensation plans. Under the new plan, incentive compensation is formula driven, resulting in compensation expense being recorded more evenly throughout the year versus the old plan whereby the expense was recorded mostly in the last quarter of the year.

Six Months Ended
      For the six months ended June 30, 2005, salaries and related expenses increased $140.6, excluding the increase related to foreign currency exchange rate changes of $22.3 and a decrease related to net acquisitions and divestitures of $18.9.
      Salaries and related expenses were impacted by changes in foreign currency rates, attributable to the strengthening of the Brazilian Real in relation to the US Dollar. The increase due to foreign currency rate changes was partially offset by impact of net acquisitions and dispositions, primarily the sale of the Motorsports business and Transworld Marketing during 2004.
      The increase in salaries and related expenses excluding the impact of foreign currency and net acquisitions and divestitures was primarily the result of increased staffing drive to support revenue growth, improve the accounting and control environment, and develop shared services. The increase was also driven by a timing difference in the way incentive compensation is recognized as a result of a third quarter 2004 change in compensation plans. Under the new plan incentive compensation is formula driven, resulting in compensation expense being recorded based on the formula throughout the year, versus the old plan, which was discretionary, which caused more of the expense to be recorded in the fourth quarter of the year.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Office and General Expenses
      Office and general expenses primarily consists of rent, office and equipment, depreciation, professional fees, other overhead expenses and certain out-of-pocket expenses related to our revenue. During the three months ended June 30, 2005, office and general expenses decreased to 33.3% of revenue, compared to 36.5% in the prior year. During the six months ended June 30, 2005, office and general expenses decreased to 36.2% of revenue, as compared to 36.6% in the prior year. The components of the change were as follows:

	Three Months Ended			Six Months Ended

	Total			Total
			% of			% of
	$	% Change	Revenue	$	% Change	Revenue

June 30, 2004 (Restated)	$552.8		36.5%	$1,063.5		36.6%

Foreign currency changes	4.8	0.9%		14.9	1.4%
Net acquisitions/divestitures	(17.9)	(3.2)%		(33.6)	(3.2)%
Organic	(1.8)	(0.3)%		20.9	2.0%

Total change	(14.9)	(2.7)%		2.2	0.2%
June 30, 2005	$537.9		33.3%	$1,065.7		36.2%

Three Months Ended
      For the three months ended June 30, 2005, office and general expenses decreased $1.8, excluding the increase related to foreign currency exchange rate changes of $4.8 and a decrease related to net acquisitions and divestitures of $17.9.
      Office and general expenses were impacted by net acquisitions and divestitures activity, primarily attributable to the sale of the Motorsports business and Transworld Marketing during 2004. The decrease due to the impact of net acquisitions and divestitures activity was partially offset by the impact of changes in foreign currency rates, attributable to the strengthening of the Brazilian Real in relation to the US Dollar.
      The slight decrease in office and general expenses, excluding the impact of foreign currency and net acquisition and divestitures was primarily the result of a decrease in professional fees from prior year due to significant costs in prior year associated with our ongoing efforts in internal control compliance and remediation and the development of information technology systems and processes related to our shared services initiatives.

Six Months Ended
      For the six months ended June 30, 2005, office and general expenses increased $20.9, excluding the increase related to foreign currency exchange rate changes of $14.9 and a decrease related to net acquisitions and divestitures of $33.6.
      Office and general expenses were impacted by net acquisitions and divestitures activity, primarily attributable to the sale of the Motorsports business and Transworld Marketing during 2004. The decrease due to the impact of net acquisitions and divestitures activity was partially offset by the impact of changes in foreign currency rates, attributable to the strengthening of the Brazilian Real in relation to the US Dollar.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The significant increase in office and general expenses, excluding the impact of foreign currency and net acquisition and divestitures was primarily the result of an increase of $41.0 or 43.2% over prior year in professional fees driven by our ongoing efforts in internal control compliance and remediation, increased costs associated with the restatement process, increased audit fees, the development of information technology systems and processes related to our shared services initiatives.

Restructuring Charges (Reversals)
      During the three months ended June 30, 2005 and 2004, we recorded net (income) and expense related to both lease termination and other exit costs and severance and termination costs related to the 2003 and 2001 restructuring programs, of ($1.9) and $3.9, respectively, which included the impact of adjustments resulting from changes in management’s estimates. For the six months ended June 30, 2005 and 2004, we recorded net (income) and expense of ($8.8) and $65.5, respectively. A summary of the net (income) and expense is as follows:

	Three Months Ended June 30,

	Lease Termination and			Severance and
	Other Exit Costs			Termination Costs

	2003	2001		2003	2001
	Program	Program	Total	Program	Program	Total	Total

2005 Net Income	$(1.2)	$(0.6)	$(1.8)	$(0.1)	$—	$(0.1)	$(1.9)

2004 Net (Income) Expense (Restated)	$6.9	$3.1	$10.0	$(1.1)	$(5.0)	$(6.1)	$3.9

	Six Months Ended June 30,

	Lease Termination and			Severance and
	Other Exit Costs			Termination Costs

	2003	2001		2003	2001
	Program	Program	Total	Program	Program	Total	Total

2005 Net Income	$(5.5)	$(2.9)	$(8.4)	$(0.4)	$—	$(0.4)	$(8.8)

2004 Net (Income) Expense (Restated)	$49.1	$0.6	$49.7	$20.8	$(5.0)	$15.8	$65.5

Lease Termination and Other Exit Costs

Three Months Ended
      Net income related to lease termination and other exit costs for the three months ended June 30, 2005 was $1.8, comprised of charges of $0.6, partially offset by adjustments to management estimates of $2.4. For the three months ended June 30, 2004, these costs were $10.0, comprised of charges of $17.0, offset by similar adjustments of $7.0. Charges were recorded at net present value net of estimated sublease rental income. The discount related to lease terminations is being amortized over the expected remaining term of the related lease. In addition, for the three months ended June 30, 2004, charges related to the vacating of 11 offices, located primarily in the US and Europe.
      In addition to amounts recorded as restructuring charges, we recorded charges of $2.7 during the three months ended June 30, 2004 related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses on the Consolidated Statements of Operations.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Six Months Ended
      Net income related to lease termination and other exit costs for the six months ended June 30, 2005 were $8.4, comprised of charges of $1.8, offset by adjustments to management estimates of $10.2. For the six months ended June 30, 2004, net expense was $49.7, comprised of charges of $60.5 partially offset by similar adjustments of $10.8. Charges were recorded at net present value net of estimated sublease rental income. The discount related to lease terminations is being amortized over the expected remaining term of the related lease. In addition, for the six months ended June 30, 2004, charges were recorded for the vacating of 36 offices.
      In addition to amounts recorded as restructuring charges, we recorded charges of $10.3 during the six months ended June 30, 2004, related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses on the Consolidated Statements of Operations.

Severance and Termination Costs

Three Months Ended
      Net income related to severance and termination costs of $0.1 for the three months ended June 30, 2005, resulted exclusively from the impact of adjustments to management’s estimates. Net income for the three months ended June 30, 2004 was $6.1, comprised of charges of $0.4, offset by adjustments to management estimates of $6.5.

Six Months Ended
      Net income related to severance and termination costs of $0.4 for the six months ended June 30, 2005, resulted exclusively from the impact of adjustments to management’s estimates. Net expense for the six months ended June 30, 2004 was $15.8, comprised of charges of $24.5, partially offset by adjustments to management estimates of $8.7
      For additional information, see Note 5 to the Consolidated Financial Statements.

Long-Lived Asset Impairment and Other Charges
      There were no impairment charges recorded during the six months ended June 30, 2005.
      During the three months and six months ended June 30, 2004, we recorded $3.1 and $8.8 of impairment charges, respectively. These amounts included $2.0 and $6.0, respectively, primarily related to the impairment of long-lived assets of businesses sold, and $0.7 and $2.3, respectively, related to capital expenditure outlays in our Motorsports businesses which were expensed as incurred.

Motorsports Contract Termination Costs
      As discussed in Note 4 to the Consolidated Financial Statements, during the period ended June 30, 2004, we recorded a pretax charge of $80.0 related to an agreement with Formula One Administration Limited which releases us from certain guarantees and lease obligations in the United Kingdom. We have exited this business and do not anticipate any additional material changes.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

EXPENSE AND OTHER INCOME

	For the Three				For the Six
	Months Ended				Months Ended
	June 30,				June 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

		(Restated)				(Restated)
Interest expense	$(42.7)	$(42.0)	$(0.7)	1.7%	$(89.9)	$(85.9)	$(4.0)	4.7%
Interest income	16.5	10.4	6.1	58.7%	31.4	20.2	11.2	55.4%
Investment impairments	(3.6)	—	(3.6)		(3.6)	(3.2)	(0.4)	12.5%
Other income	4.6	2.2	2.4	109.1%	19.1	3.5	15.6	445.7%

Total	$(25.2)	$(29.4)	$4.2	(14.3)%	$(43.0)	$(65.4)	$22.4	(34.3)%

Interest Expense
      The increase in interest expense of $4.0 during the six months ended June 30, 2005 was primarily due to waiver and consent fees incurred for the amendment of our existing debt agreements in 2005, offset by net interest expense savings from the redemption of our $250.0 1.80% Convertible Subordinated Notes in January 2004 and the redemption of our $361.0 1.87% Convertible Subordinated Notes in December 2004.

Interest Income
      The increase in interest income of $11.2 during the six months ended June 30, 2005 was primarily due to an increase in interest rates when compared to the prior year.

Investment Impairments
      During the six months ended June 30, 2005, we recorded $3.6 in investment impairment charges to reduce an investment to its appropriate fair value. During the six months ended June 30, 2004, we recorded $3.2 in investment impairment charges related to a decline in value of certain available-for-sale investments that were determined to be other than temporary.

Other Income

	For the Three
	Months Ended		For the Six Months
	June 30,		Ended June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Gains on sales of businesses	$4.4	$0.8	$14.0	$0.7
Gains on sales of available for-sale securities and miscellaneous investment income	0.2	1.4	5.1	2.8

Total other income	$4.6	$2.2	$19.1	$3.5

      During the six months ended June 30, 2005, we sold our remaining ownership interest in Delaney Lund Knox Warren & Partners, an agency within Foote, Cone & Belding Worldwide, for a gain of approximately $8.5.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

OTHER ITEMS

Income Taxes
      We recorded an income tax provision of $44.7 and $1.6 on pretax losses of $82.6 and $166.2 for the six months ended June 30, 2005 and 2004, respectively. Our effective tax rate was 54.1% and 1.0% for the six months ended June 30, 2005 and 2004, respectively. The difference between the effective tax rate and statutory rate of 35% is due to state and local taxes and the effect of non-US operations. The most significant item negatively impacting the effective tax rate was operating losses in a number of non-US jurisdictions that receive little or no tax benefit.

Minority Interest and Unconsolidated Affiliates

	For the Three
	Months Ended		For the Six Months
	June 30,		Ended June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Income applicable to minority interests	$(3.7)	$(4.2)	$(4.9)	$(6.8)

Equity in net income of unconsolidated affiliates	$2.3	$1.3	$2.8	$2.4

      The decrease in income applicable to minority interests during the three and six months ended June 30, 2005, was primarily due to lower operating results of majority-owned international businesses, primarily in Europe, and the sale of majority-owned businesses in Latin America.
      The increase in equity in net income of unconsolidated affiliates during the three and six months ended June 30, 2005 was primarily due to increased operating results, primarily in the US and Latin America.

NET INCOME (LOSS)

	For the Three
	Months Ended				For the Six Months
	June 30,				Ended June 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

		(Restated)				(Restated)
Net income (loss)	$14.4	$(88.4)	$102.8	116.2%	$(129.4)	$(172.2)	$42.8	24.8%
Less: preferred stock dividends	5.0	5.0	—	—	10.0	9.8	0.2	2.0%
Less: allocation to participating securities	1.7	—	1.7	100.0%	—	—	—	—%

Net income (loss) applicable to common stockholders	$7.7	$(93.4)	$101.1	108.2%	$(139.4)	$(182.0)	$42.6	23.4%

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Net income (Loss)
      For the three months ended June 30, 2005, our net income increased by $102.8, or 116.1%. For the six months ended June 30, 2005, our net from operations decreased by $42.8, or 24.8%. Increase for the three months ended June 30, 2005 largely resulted from increased revenue growth of $103.4 and a decrease in operating expenses of $46.9. Increase for the six months ended June 30, 2005 largely resulted from increased revenue growth of $44.3 and a decrease in operating expenses of $16.9.
Segment Results of Operations — Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004
      As discussed in Note 15 to the Consolidated Financial Statements, we have two reportable segments, our operating divisions, IAN and CMG, in addition to the Corporate group, at June 30, 2005. The largest segment, Integrated Agency Networks (“IAN”), is comprised of McCann Worldgroup (“McCann”), The FCB Group (“FCB”), The Lowe Group (“Lowe”), Draft Worldwide (“Draft”) and our stand-alone agencies. Our stand alone agencies include Deutsch, Campbell-Ewald and Hill Holiday. The second segment, Constituent Management Group (“CMG”), is comprised of Weber Shandwick, GolinHarris, Jack Morton and Octagon. During the period ended June 30, 2004, we had a third reportable segment comprised of the Motorsports operations, which was sold during 2004. The following table summarizes revenue and operating income by segment:

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

		(Restated)				(Restated)
Revenue:
IAN	$1,391.0	$1,276.3	$114.7	9.0%	$2,507.6	$2,442.7	$64.9	2.7%
CMG	224.8	229.0	(4.2)	(1.8)%	437.3	448.9	(11.6)	(2.6)%
Motorsports	0.4	7.5	(7.1)	(94.7)%	1.6	10.6	(9.0)	(84.9)%

Consolidated revenue	$1,616.2	$1,512.8	$103.4	6.8%	$2,946.5	$2,902.2	$44.3	1.5%

Segment operating income (loss):
IAN	$161.4	$113.9	$47.5	41.7%	$78.7	$146.5	$(67.8)	(46.3)%
CMG	8.6	19.2	(10.6)	(55.2)%	9.4	28.3	(18.9)	(66.8)%
Motorsports	0.2	(4.2)	4.4	(104.8)%	1.2	(12.7)	13.9	(109.4)%
Corporate and other	(47.3)	(67.4)	20.1	(29.8)%	(137.7)	(108.6)	(29.1)	26.8%

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	For the Three Months Ended June 30,

	2005						2004 (Restated)

	IAN	CMG	Motorsports	Corporate	Consolidated		IAN	CMG	Motorsports	Corporate	Consolidated

Reconciliation to segment operating income:
Consolidated operating income (loss)	$161.6	$9.7	$0.2	$(46.7)		$124.8	$126.4	$4.8	$(84.9)	$(71.8)		$(25.5)
Adjustments:
Restructuring charges	0.2	1.1	—	0.6		1.9	12.5	(12.0)	—	(4.4)		(3.9)
Long lived asset impairment and other charges:	—	—	—	—		—	—	(2.4)	(80.7)	—		(83.1)

Segment operating income	$161.4	$8.6	$0.2	$(47.3)	$		$113.9	$19.2	$(4.2)	$(67.4)	$

	For the Six Months Ended June 30,

	2005						2004 (Restated)

	IAN	CMG	Motorsports	Corporate	Consolidated		IAN	CMG	Motorsports	Corporate	Consolidated

Reconciliation to segment operating income:
Consolidated operating income (loss)	$84.0	$12.3	$1.2	$(137.1)		$(39.6)	$113.6	$(6.3)	$(95.0)	$(113.1)		$(100.8)
Adjustments:
Restructuring charges	5.3	2.9	—	0.6		8.8	(32.9)	(28.1)	—	(4.5)		(65.5)
Long lived asset impairment and other charges:	—	—	—	—		—	—	(6.5)	(82.3)	—		(88.8)

Segment operating income	$78.7	$9.4	$1.2	$(137.7)	$		$146.5	$28.3	$(12.7)	$(108.6)	$

INTEGRATED AGENCY NETWORKS (“IAN”)

REVENUE

Three Months Ended
      The components of the 2005 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

June 30, 2004 (Restated)	$1,276.3		$705.5		55.3%	$570.8		44.7%

Foreign currency changes	14.4	1.1%	—	—		14.4	2.5%
Net acquisitions/divestitures	(9.5)	(0.7)%	(2.4)	(0.3)%		(7.1)	(1.2)%
Organic	109.8	8.6%	82.1	11.6%		27.7	4.9%

Total change	114.7	9.0%	79.7	11.3%		35.0	6.1%
June 30, 2005	$1,391.0		$785.2		56.4%	$605.8		43.6%

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      For the three months ended June 30, 2005, IAN experienced a net increase in revenue as compared to 2004 of $114.7, or 9.0%, which was comprised of organic revenue increases of $109.8 and an increase in foreign currency exchange rate changes of $14.4, partially offset by a decrease attributable to net acquisitions and divestitures of $9.5. The increase due to foreign currency was primarily attributable to the strengthening of the Brazilian Real in relation to the US Dollar, which mainly affected the results of McCann, FCB and Lowe. This increase was partially offset by the net effect of acquisitions and divestitures, primarily related to a 2004 acquisition at McCann and the disposition of Motorsports and Transworld Marketing during 2004.
      The organic revenue increase was primarily driven by increases at McCann, FCB and Draft, partially offset by decreases at Deutsch. At McCann, the organic revenue increase was as a result of client wins and additional spending from existing clients primarily in the US and, to a lesser extent, European agencies. The increase also related to the timing of revenue recognition which was previously deferred due to lack of persuasive evidence. Draft experienced growth mainly in the US and UK due to client wins and additional spending by existing clients. FCB experienced growth due to client wins outpacing client losses and increased business from continuing clients. Deutsch experienced a decline in revenues primarily due to the loss of several clients and decreased business for continuing clients.

Six Months Ended
      The components of the 2005 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

June 30, 2004 (Restated)	$2,442.7		$1,369.8		56.1%	$1,072.9		43.9%

Foreign currency changes	36.7	1.5%	—	—		36.7	3.4%
Net acquisitions/divestitures	(16.5)	(0.7)	(1.7)	(0.1)%		(14.8)	(1.4)%
Organic	44.7	1.8%	32.1	2.3%		12.6	1.2%

Total change	64.9	2.7%	30.4	2.2%		34.5	3.2%
June 30, 2005	$2,507.6		$1,400.2		55.8%	$1,107.4		44.2%

      For the six months ended June 30, 2005, IAN experienced a net increase in revenue as compared to 2004 of $64.9, or 2.7%, which was comprised of organic revenue increases of $44.7 and an increase in foreign currency exchange rate changes of $36.7, partially offset by a decrease attributable to net acquisitions and divestitures of $(16.5). The increase due to foreign currency rate changes was primarily attributable to the strengthening of the Brazilian Real in relation to the US Dollar, which mainly affected the results of McCann, FCB and Lowe. The net effect of acquisitions and divestitures resulted largely from a 2004 acquisition at McCann as well as the disposition of Motorsports and Transworld Marketing during 2004.
      The organic revenue increase was primarily driven by increases at McCann and Draft, partially offset by decreases at Deutsch, FCB and Lowe. At McCann, the organic revenues increase was as a result of client wins and additional spending from existing clients primarily in the US and, to a lesser extent, European agencies. Draft experienced growth mainly in the US and UK due to client wins and additional spending by existing clients. FCB experienced a decline in revenues primarily due to lost clients, offset

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
partially by new client wins and increased revenues for entities that record revenue on a gross basis. Deutsch and Lowe both experienced a decline in revenues primarily due to lost clients and fee reductions, however, Deutsch was able to partially offset their client losses with new client wins.

SEGMENT OPERATING INCOME

	For the				For the
	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

		(Restated)				(Restated)
Segment operating income	$161.4	$113.9	$47.5	41.7%	$78.7	$146.5	$(67.8)	(46.3)%

Operating margin	11.6%	8.9%			3.1%	6.0%

Three Months Ended
      For the three months ended June 30, 2005, IAN operating income increased by $47.5, or 41.7%, which was the result of an increase in revenue of $114.7, offset by an increase in salaries and related expenses of $43.1 and increased office and general expenses of $24.0.
      Segment operating income growth, excluding the impact of foreign currency and net effects of acquisitions and divestitures, was primarily driven by increases at McCann, partially offset by decreases at FCB, Initiative Media and Deutsch. Increase in operating income at McCann was driven by the revenue increases, slightly offset by increased salary and related expenses. Operating decrease at FCB was driven by increased salary and related expenses and office expenses, partially offset by increased revenues. Operating decrease at Deutsch was driven by revenue declines, while operating income decrease at Initiative Media was driven by revenue declines and increased operating costs.

Six Months Ended
      For the six months ended June 30, 2005, IAN operating income decreased by $67.8, or 46.3%, which was the result of an increase in revenue of $64.9, offset by an increase in salaries and related expenses of $118.7 and increased office and general expenses of $13.8.
      The decrease in IAN’s operating income, excluding the impact of foreign currency and net effects of acquisitions and divestitures, was primarily driven by decreased operating income at FCB, Deutsch, Lowe and McCann. Operating decrease at FCB was driven by the increase in salary and related expenses and office expenses. Operating decreases at Deutsch and Lowe were driven by revenue declines. The operating decrease at McCann was driven by increased salary and related expenses, partially offset by the revenue increases.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
CONSTITUENT MANAGEMENT GROUP (“CMG”)

REVENUE

Three Months Ended
      The components of the 2005 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

June 30, 2004 (Restated)	$229.0		$151.2		66.0%	$77.8		34.0%

Foreign currency changes	0.3	0.1%	—	—		0.3	0.4%
Net acquisitions/divestitures	(3.6)	(1.6)%	(1.9)	(1.3)%		(1.7)	(2.2)%
Organic	(0.9)	(0.4)%	(7.2)	(4.8)%		6.3	8.1%

Total change	(4.2)	(1.8)%	(9.1)	(6.0)%		4.9	6.3%
June 30, 2005	$224.8		$142.1		63.2%	$82.7		36.8%

      For the three months ended June 30, 2005, CMG experienced a net decrease in revenue as compared to 2004 of $4.2, or 1.8%, which was comprised of organic revenue decreases of $0.9 and decreases attributable to net acquisitions and divestitures of $3.6, partially offset by positive foreign currency exchange rate changes of $0.3. The net effect of acquisitions and divestitures primarily related to the disposition of one small business in 2005 and three small businesses in 2004.
      The decline in organic revenue change was due to the events business, offset slightly by improved conditions in our public relations business and sports marketing business. The decreased results were partially offset by organic revenue growth attributable to the events business in the Asia Pacific region and sports management business in Europe.

Six Months Ended
      The components of the 2005 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

June 30, 2004 (Restated)	$448.9		$289.9		64.6%	$159.0		35.4%

Foreign currency changes	3.0	0.7%	—	—		3.0	1.9%
Net acquisitions/divestitures	(8.3)	(1.8)%	(5.0)	(1.7)%		(3.3)	(2.1)%
Organic operations	(6.3)	(1.4)%	(18.3)	(6.3)%		12.0	7.5%

Total change	(11.6)	(2.6)%	(23.3)	(8.0)%		11.7	7.4%
June 30, 2005	$437.3		$266.6		61.0%	$170.7		39.0%

      For the six months ended June 30, 2005, CMG experienced a net decrease in revenue as compared to 2004 of $11.6, or 2.6%, which was comprised of organic revenue decreases of $6.3 and decreases attributable to net acquisitions and divestitures of $8.3, partially offset by positive foreign currency exchange rate changes of $3.0. The net effect of acquisitions and divestitures primarily related to the disposition of small businesses in 2004.
      The decline in organic revenue change was due to the branding and events businesses, offset slightly by improved conditions in our public relations business.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

SEGMENT OPERATING INCOME

	For the Three
	Months Ended				For the Six Months
	June 30,				Ended June 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

		(Restated)			(Restated)
Segment operating income	$8.6	$19.2	$(10.6)	(55.2)%	$9.4	$28.3	$(18.9)	(66.8)%

Operating margin	3.8%	8.4%			2.1%	6.3%

Three Months Ended
      For the three months ended June 30, 2005, CMG operating income decreased by $10.6, or 55.2%, which was the result of a decrease in revenue of $4.2 and increased salaries and related expenses of $11.3, offset by decreased office and general expenses of $4.9.
      The decrease in segment operating income, excluding the impact of foreign currency and net effects of acquisitions and divestitures, was primarily driven by decreased operating income in the public relations business and events business. Operating decrease in the branding and events business was driven by revenue decrease and increased salary and related expenses. Operating decrease at our public relations business was driven by increased salary and related expenses.

Six Months Ended
      For the six months ended June 30, 2005, CMG operating income decreased by $18.9, or 66.8%, which was the result of a decrease in revenue of $11.6 and increased salaries and related expenses of $12.1, offset by decreased office and general expenses of $4.7.
      The decrease in segment operating income, excluding the impact of foreign currency rate and net effects of acquisitions and divestitures, was primarily driven by decreased operating income at the branding and events businesses as well as decreased operating income at the public relations business. Operating decrease at the branding and events businesses was driven by revenue decreases coupled with relatively flat operating expenses.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
CORPORATE AND OTHER
      Certain corporate and other charges are reported as a separate line within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses which are not allocated to operating divisions, as shown in the table below. Salaries and related expenses includes salaries, pension, and bonus and insurance expenses, including medical and dental for corporate office employees. Professional fees include costs related to internal control compliance and remediation, cost of restatement efforts, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Rent and depreciation includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost of fire, liability and automobile premiums. Bank fees relate to debt and credit facilities managed by the corporate office. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the weighted average net revenues of the operating unit. The majority of the corporate costs, including most of the costs associated with internal control compliance and remediation are not allocated back to operating segments. The following expenses are included in Corporate & Other:

	For the Three				For the Six
	Months Ended				Months Ended
	June 30,				June 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

		(Restated)				(Restated)
Salaries and related expenses	$42.9	$37.7	$5.2	13.8%	$91.8	$73.0	$18.8	25.8%
Professional fees	30.2	42.9	(12.7)	(29.6)%	82.6	59.0	23.6	40.0%
Rent and depreciation	10.8	7.3	3.5	47.9%	22.3	19.0	3.3	17.4%
Corporate insurance	6.5	8.0	(1.5)	(18.8)%	13.6	15.4	(1.8)	(11.7)%
Bank	0.6	0.9	(0.3)	(33.3)%	1.1	1.7	(0.6)	(35.3)%
Other	(1.9)	5.2	(7.1)	(136.5)%	3.1	3.5	(0.4)	(11.4)%
Amounts allocated to operating division	(41.8)	(34.6)	(7.2)	20.8%	(76.8)	(63.0)	(13.8)	21.9%

Total corporate and other	$47.3	$67.4	$(20.1)	(29.8)%	$137.7	$108.6	$29.1	26.8%

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Operating cash flow
      Our cash used by operating activities was $240.8 for the six months ended June 30, 2005, compared to $101.3 for the six months ended June 30, 2004. The increase in cash used by operating activities for the six months ended June 30, 2005 was primarily attributable to the year-over-year changes in receivables and liabilities.
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

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Funding Requirements
      Our most significant funding requirements include: non-cancelable operating lease obligations, capital expenditures, payments in respect of past acquisitions, interest payments, preferred stock dividends, and taxes. We have not paid dividends on our common stock since 2002.
      We have no scheduled maturities of long-term debt until 2008, as a result of transactions undertaken in 2005. Our outstanding debt is described below under Long-Term Debt. In July 2005 we refinanced $250.0 of debt through July 2008 as described below under Redemption and Repurchase of Long-Term Debt.
      Our capital expenditures are primarily to upgrade computer and telecommunications systems and to modernize offices. Our principal bank credit facility limits the amounts we can spend on capital expenditures in any calendar year to $210.0. Our capital expenditures were $65.6 for the six months ended June 30, 2005.
      Certain media companies in various locations outside the U.S. require advertising agencies to post a letter of credit to support commitments to purchase media placements. Primarily, we obtain these letters of credit from our principal bank syndicate under the credit facilities described under Credit Arrangements below. The outstanding amount of letters of credit were $159.2 and $165.4 as of June 30, 2005 and December 31, 2004, respectively. These letters of credit have not been drawn upon in recent years.

Sources of funds
      At June 30, 2005 our total of cash and cash equivalents plus short-term marketable securities was $1,583.3. The total was $1,970.4 at December 31, 2004.
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
      In July 2005, we issued $250.0 of Floating Rate Notes due 2008 in a placement to refinance maturing debt, as described below.
      We have committed and uncommitted credit lines, and the terms of our revolving credit facilities are described below. We have not drawn on our committed facilities during 2005 or 2004, although we use them to issue letters of credit, as described above. Our outstanding borrowings under uncommitted credit facilities were $75.1 and $67.8 as of June 30, 2005 and December 31, 2004, respectively. We use uncommitted credit lines for working capital needs at some of our operations outside the United States. If we lose access to these credit lines, we may be required to provide funding directly to some overseas operations. We maintain our committed credit facilities primarily as stand-by short-term liquidity.

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

FINANCING

Long-Term Debt
      A summary of our long-term debt is as follows:

	June 30,	December 31,
	2005	2004

7.875% Senior Unsecured Notes due 2005	$252.0	$255.0
7.25% Senior Unsecured Notes due 2011	499.1	500.0
5.40% Senior Unsecured Notes, due 2009 (less unamortized discount of $0.3)	249.7	249.7
6.25% Senior Unsecured Notes, due 2014 (less unamortized discount of $1.0)	350.3	347.3
4.50% Convertible Senior Notes due 2023	800.0	800.0
Other notes payable and capitalized leases	39.9	42.1

Total long-term debt	2,191.0	2,194.1
Less: current portion	257.5	258.1

Long-term debt, excluding current portion	$1,933.5	$1,936.0

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

Credit Arrangements
      We have committed and uncommitted lines of credit with various banks that permit borrowings at variable interest rates. As of June 30, 2005 and December 31, 2004, there were no borrowings under our committed facilities, however, there were borrowings under the uncommitted facilities made by several of our international subsidiaries totaling $75.1 and $67.8, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries.
      Our primary bank credit agreements are two credit facilities, a 364-day revolving credit facility (“364-Day Revolving Credit Facility”) and a three-year revolving credit facility (“Three-Year Revolving Credit Facility” and, together with the 364-Day Revolving Credit Facility, the “Revolving Credit Facilities”). The 364-Day Revolving Credit Facility will expire on September 30, 2005. These facilities have been modified three times through waivers and amendments executed as of September 29, 2004, March 31, 2005 and June 22, 2005, and the Three-Year Revolving Credit Facility was also amended as of September 27, 2005, respectively. For a description of these waivers and amendments, see Note 11 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.
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
      The Three-Year Revolving Credit Facility was amended and restated as of September 27, 2005. The effectiveness of the amended Three-Year Revolving Credit Facility is subject to certain conditions as described below.

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
      The terms used in these ratios, including EBITDA, interest coverage and debt, are subject to specific definitions set forth in the agreement. Under the definition set forth in the Three-Year Revolving Credit Facility, EBITDA is determined by adding to net income or loss the following items: interest expense, income tax expense, depreciation expense, amortization expense, and certain specified cash payments and non-cash charges subject to limitations on time and amount set forth in the agreement. Based on our

INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
forecasts we expect to be in compliance with all covenants under our Three-Year Revolving Credit Facility, as amended and restated, for the next twelve months.
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
      On May 25, 2005, we terminated our three long-term interest rate swap agreements executed during the fourth quarter of 2004 covering the $350.0, 6.25% Senior Unsecured Notes due November 2014 and our long-term interest rate swap agreement covering the $150.0 of the $500.0, 7.25% Senior Unsecured Notes due August 2011. In connection with the termination, our net cash receipts were approximately $1.1, which will be recorded as an offset to interest expense over the remaining life of the related debt.
INTERNAL CONTROL OVER FINANCIAL REPORTING
      We have identified numerous material weaknesses in our internal control over financial reporting, as set forth in greater detail in Management’s Assessment of Internal Control Over Financial Reporting, in Item 8, Consolidated Financial Statements and Supplementary Data, to our 2004 Annual Report on Form 10-K. Each of our material weaknesses results in more than a remote likelihood that a material misstatement in our annual or interim financial statements will not be prevented or detected. As a result, we have concluded that our internal control over financial reporting was not effective as of December 31, 2004.
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
RESTATEMENT
      The filing of this report was delayed because of the extensive additional work necessary to compensate for our material weaknesses in our internal control over financial reporting. These weaknesses resulted in a restatement of our previously published consolidated financial statements in our 2004 Annual Report on Form 10-K, including a restatement of the Consolidated Statement of Operations for the quarter ended June 30, 2004 and Consolidated Statement of Cash Flows for the six months ended June 30, 2004. The Consolidated Statements of Operations for the quarter and six months ended June 30, 2004, and the Consolidated Statement of Cash Flows and Comprehensive Loss for the six months ended June 30, 2004 in this report are presented as fully restated. The restatement is a result of accounting errors related to the following:

•	Revenue Recognition

•	Accounting for Acquisitions

•	Internal Investigations

•	International Compensation Arrangements

•	Accounting for Lease Related Expenses

•	Goodwill and Investment Impairment

•	Other
      For information on the restatement and the impact of the restatement on our financial statements for the period ended June 30, 2004, we refer you to Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Filed Financial Statements, and Note 20, Results by Quarter, in our 2004 Annual Report on Form 10-K.
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
Interest Rates
      Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. At June 30, 2005, a significant portion (96.5%) of our debt obligations bore interest at fixed interest rates. Accordingly, assuming the fixed-rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by approximately $24.7 if market rates were to increase by 10% and would increase by approximately $25.3 if market rates were to decrease by 10%. For that portion of the debt that bore interest at variable rates, based on outstanding amounts and rates at June 30, 2005, interest expense and cash out-flow would increase or decrease by approximately $0.4 if market rates were to increase or decrease by 10%, respectively. From time to time we have used interest rate swaps to manage the mix of our fixed and floating rate debt obligations. In May 2005, we terminated all our existing long-term interest rate swap agreements, and currently have none outstanding.
Foreign Currencies
      We face translation and transaction risks related to changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into US Dollars at the exchange rates in effect at the balance sheet date. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the US Dollar, mitigating transaction risk. Since the functional currency of our foreign operations is generally the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders’ equity and does not impact operating results. Revenues and expenses in foreign currencies translate into varying amounts of US Dollars depending upon whether the US Dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in US Dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations and were not significant in the period ended June 30, 2005. We have not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures
Disclosure controls and procedures
      We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Our evaluation has disclosed numerous material weaknesses in our internal control over financial reporting as noted in Management’s Assessment on Internal Control over Financial Reporting in Item 8, Financial Statement and Supplementary Data, to our 2004 Annual Report on Form 10-K. Material weaknesses in internal controls may also constitute deficiencies in our disclosure controls. Based on an evaluation of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005. However, based on significant work performed to date, management believes that there are no material inaccuracies or omissions of material fact in this report. Management, to the best of its knowledge, believes that the financial statements contained in this report are fairly presented in all material respects.

      There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in internal controls
      In connection with the evaluation of our internal control over financial reporting, we are in the process of developing a remediation plan to address our deficiencies and expect that this plan will extend into the 2006 fiscal year.

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
      (a) The information provided below describes various transactions occurring during the quarter in which we issued shares of our common stock, par value $.10 per share, that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”).

1. On April 1, 2005 we issued 201,786 shares of our common stock, to nineteen shareholders of a company whose assets we acquired through a subsidiary in the third quarter of 2000 as a deferred payment of the purchase price. The shares of our common stock had a market value of $2,392,374 as of the date of issuance and were issued without registration in reliance on Section 4(2) under the Securities Act, based on the sophistication of each of the nineteen shareholders. The shareholders had access to all our SEC filings.

2. On April 27, 2005, we issued 457,444 shares of our common stock to one company, in connection with the sale of substantially all of the assets of an affiliate of such company to one of our subsidiaries in the fourth quarter of 2000 as a deferred payment of the purchase price. The shares had a market value of $5,965,070 as of the date of issuance and were issued without registration in reliance on Section 4(2) under the Securities Act, based on the status of the company as an accredited investor.

3. On May 12, 2005, we issued 115,312 shares of our common stock to a former shareholder of a company that was acquired by us in the fourth quarter of 2000 as a deferred payment of the purchase price. The shares had a market value of $1,498,821 as of the date of issuance and were issued without registration in an “offshore transaction” and solely to “non-U.S. persons” in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.
      (c) The following table provides information regarding our purchases of our equity securities during the period from April 1, 2005 to June 30, 2005:

				Maximum Number (or
			Total Number of Shares	Approximate Dollar
			(or Units) Purchased as	Value) of Shares (or Units)
	Total Number of	Average Price	Part of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchased Under the Plans
	Purchased	(or Unit)(2)	or Programs	or Programs

April 1-30	77,951 shares	$12.56	—	—
May 1-31	45,803 shares	$12.59	—	—
June 1-30	27,310 shares	$12.48	—	—

Total(1)	151,064 shares	$12.55	—	—

(1)	Consists of restricted shares of our common stock withheld under the terms of grants under employee stock compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the first quarter of 2005 (the “Withheld Shares”).

(2)	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month, by the aggregate number of shares of common stock withheld each month.
      (d) The terms of our revolving credit facilities (among other things) place certain restrictions on the use of our working capital and our ability to declare or pay dividends. Our revolving credit facilities restricted our ability (i) to make cash acquisitions in excess of $5.0 million annually until July 12, 2005 (ii) to make capital expenditures in excess of $225 million annually, provided that amounts unused in any year up to $50 million could be rolled over to the next year, and (iii) to repurchase and to declare or pay dividends on our capital stock until July 12, 2005, except that we could make repurchases of our capital stock in connection with employees’ exercise of options and pay $45.0 million as dividends on our convertible preferred stock. On June 22, 2005, in return for certain waivers of our financial and reporting covenants under our revolving credit facilities, the terms of the facilities were amended to extend until October 1, 2005 the above restrictions on our ability to make cash acquisitions and to repurchase and to declare or pay dividends on our capital stock; except that the amendments increased the limit on our ability to make cash acquisitions to $7.5 million.
      Refer to Item 2, Management’s Discussion and Analysis, Liquidity and Capital Resources, for a description of the current terms of our Three-Year Revolving Credit Facility, which, as further amended and restated continue to place certain restrictions on the use of our working capital and our ability to declare and pay dividends.

Item 6.	Exhibits

Exhibit No.		Description

4	(v)(A)	Fifth Supplemental Indenture, dated as of July 25, 2005, to the Indenture, dated as of November 12, 2004, between The Interpublic Group of Companies (“Interpublic”) and SunTrust Bank, with respect to the issuance of the Floating Rate Notes due 2008, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2005.
4	(v)(B)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the Indenture, dated as of October 20, 2000, between Interpublic and The Bank of New York, as modified by the Third Supplemental Indenture, dated as of March 13, 2003 and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.5% Senior Unsecured Notes due 2023, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on August 15, 2005.
10	(i)(A)	Amendment No. 3, dated as of June 22, 2005, to the 364-Day Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent (“Citibank”), as amended by Amendment No. 1, dated as of September 29, 2004, and Amendment No. 2, dated as of March 31, 2005, is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(B)	Amendment No. 3, dated as of June 22, 2005, to the 3-Year Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders Named Therein, and Citibank, as amended by Amendment No. 1, dated as of September 29, 2004, and Amendment No. 2, dated as of March 31, 2005, is incorporated by reference to Exhibit 10.2 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(C)	Letter Agreement, dated as of June 22, 2005, between Interpublic and the Lenders party to the 364-Day Credit Agreement, waiving breaches of the 364-Day Credit Agreement, is incorporated by reference to Exhibit 10.3 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(D)	Letter Agreement, dated as of June 22, 2005, between Interpublic, and the Lenders party to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement, is incorporated by reference to Exhibit 10.4 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.

Exhibit No.		Description

10	(i)(E)	Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10(i)(G) to Interpublic’s Annual Report on Form 10-K for the year ended December 31, 2004.
10	(iii)(A)(1)	Employment Agreement, made as of July 13, 2005, by and between Interpublic and Frank Mergenthaler, is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
10	(iii)(A)(2)	Executive Severance Agreement, dated as of August 1, 2005, between Interpublic and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
31.1		Certification, dated as of September 30, 2005 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-Ox”).
31.2		Certification, dated as of September 30, 2005 and executed by Frank Mergenthaler, under Section 302 of S-Ox.
32		Certification, dated as of September 30, 2005 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-Ox.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth

Michael I. Roth
Chairman and Chief Executive Officer
Date: September 30, 2005

By	/s/ Frank Mergenthaler

Frank Mergenthaler
Executive Vice President and
Chief Financial Officer
Date: September 30, 2005

INDEX TO EXHIBITS

Exhibit No.		Description

4	(v)(A)	Fifth Supplemental Indenture, dated as of July 25, 2005, to the Indenture, dated as of November 12, 2004, between The Interpublic Group of Companies (“Interpublic”) and SunTrust Bank, with respect to the issuance of the Floating Rate Notes due 2008, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2005.
4	(v)(B)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the Indenture, dated as of October 20, 2000, between Interpublic and The Bank of New York, as modified by the Third Supplemental Indenture, dated as of March 13, 2003 and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.5% Senior Unsecured Notes due 2023, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on August 15, 2005.
10	(i)(A)	Amendment No. 3, dated as of June 22, 2005, to the 364-Day Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent (“Citibank”), as amended by Amendment No. 1, dated as of September 29, 2004, and Amendment No. 2, dated as of March 31, 2005, is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(B)	Amendment No. 3, dated as of June 22, 2005, to the 3-Year Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders Named Therein, and Citibank, as amended by Amendment No. 1, dated as of September 29, 2004, and Amendment No. 2, dated as of March 31, 2005, is incorporated by reference to Exhibit 10.2 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(C)	Letter Agreement, dated as of June 22, 2005, between Interpublic and the Lenders party to the 364-Day Credit Agreement, waiving breaches of the 364-Day Credit Agreement, is incorporated by reference to Exhibit 10.3 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(D)	Letter Agreement, dated as of June 22, 2005, between Interpublic, and the Lenders party to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement, is incorporated by reference to Exhibit 10.4 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(E)	Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10(i)(G) to Interpublic’s Annual Report on Form 10-K for the year ended December 31, 2004.
10	(iii)(A)(1)	Employment Agreement, made as of July 13, 2005, by and between Interpublic and Frank Mergenthaler, is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
10	(iii)(A)(2)	Executive Severance Agreement, dated as of August 1, 2005, between Interpublic and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
31.1		Certification, dated as of September 30, 2005 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-Ox”).
31.2		Certification, dated as of September 30, 2005 and executed by Frank Mergenthaler, under Section 302 of S-Ox.
32		Certification, dated as of September 30, 2005 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-Ox.