Form 10-Q/A
period 2005-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2005-10-03
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A

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

EXPLANATORY NOTE
      This amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 is being filed to include the correct version of Exhibit 32. An incorrect version was previously filed in error.

Item 6.	Exhibits

Exhibit No.		Description

4	(v)(A)	Fifth Supplemental Indenture, dated as of July 25, 2005, to the Indenture, dated as of November 12, 2004, between The Interpublic Group of Companies (“Interpublic”) and SunTrust Bank, with respect to the issuance of the Floating Rate Notes due 2008, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2005.
4	(v)(B)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the Indenture, dated as of October 20, 2000, between Interpublic and The Bank of New York, as modified by the Third Supplemental Indenture, dated as of March 13, 2003 and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.5% Senior Unsecured Notes due 2023, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on August 15, 2005.
10	(i)(A)	Amendment No. 3, dated as of June 22, 2005, to the 364-Day Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent (“Citibank”), as amended by Amendment No. 1, dated as of September 29, 2004, and Amendment No. 2, dated as of March 31, 2005, is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(B)	Amendment No. 3, dated as of June 22, 2005, to the 3-Year Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders Named Therein, and Citibank, as amended by Amendment No. 1, dated as of September 29, 2004, and Amendment No. 2, dated as of March 31, 2005, is incorporated by reference to Exhibit 10.2 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(C)	Letter Agreement, dated as of June 22, 2005, between Interpublic and the Lenders party to the 364-Day Credit Agreement, waiving breaches of the 364-Day Credit Agreement, is incorporated by reference to Exhibit 10.3 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(D)	Letter Agreement, dated as of June 22, 2005, between Interpublic, and the Lenders party to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement, is incorporated by reference to Exhibit 10.4 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(E)	Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10(i)(G) to Interpublic’s Annual Report on Form 10-K for the year ended December 31, 2004.
10	(iii)(A)(1)	Employment Agreement, made as of July 13, 2005, by and between Interpublic and Frank Mergenthaler, is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
10	(iii)(A)(2)	Executive Severance Agreement, dated as of August 1, 2005, between Interpublic and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
31.1		Certification, dated as of September 30, 2005 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-Ox”) was previously filed.
31.2		Certification, dated as of September 30, 2005 and executed by Frank Mergenthaler, under Section 302 of S-Ox was previously filed.
32		Certification, dated as of September 30, 2005 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-Ox is filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth

Michael I. Roth
Chairman and Chief Executive Officer
Date: October 3, 2005

By	/s/ Frank Mergenthaler

Frank Mergenthaler
Executive Vice President and
Chief Financial Officer
Date: October 3, 2005

INDEX TO EXHIBITS

Exhibit No.		Description

4	(v)(A)	Fifth Supplemental Indenture, dated as of July 25, 2005, to the Indenture, dated as of November 12, 2004, between The Interpublic Group of Companies (“Interpublic”) and SunTrust Bank, with respect to the issuance of the Floating Rate Notes due 2008, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2005.
4	(v)(B)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the Indenture, dated as of October 20, 2000, between Interpublic and The Bank of New York, as modified by the Third Supplemental Indenture, dated as of March 13, 2003 and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.5% Senior Unsecured Notes due 2023, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on August 15, 2005.
10	(i)(A)	Amendment No. 3, dated as of June 22, 2005, to the 364-Day Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent (“Citibank”), as amended by Amendment No. 1, dated as of September 29, 2004, and Amendment No. 2, dated as of March 31, 2005, is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(B)	Amendment No. 3, dated as of June 22, 2005, to the 3-Year Credit Agreement, dated as of May 10, 2004, among Interpublic, the Initial Lenders Named Therein, and Citibank, as amended by Amendment No. 1, dated as of September 29, 2004, and Amendment No. 2, dated as of March 31, 2005, is incorporated by reference to Exhibit 10.2 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(C)	Letter Agreement, dated as of June 22, 2005, between Interpublic and the Lenders party to the 364-Day Credit Agreement, waiving breaches of the 364-Day Credit Agreement, is incorporated by reference to Exhibit 10.3 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(D)	Letter Agreement, dated as of June 22, 2005, between Interpublic, and the Lenders party to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement, is incorporated by reference to Exhibit 10.4 of Interpublic’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10	(i)(E)	Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10(i)(G) to Interpublic’s Annual Report on Form 10-K for the year ended December 31, 2004.
10	(iii)(A)(1)	Employment Agreement, made as of July 13, 2005, by and between Interpublic and Frank Mergenthaler, is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
10	(iii)(A)(2)	Executive Severance Agreement, dated as of August 1, 2005, between Interpublic and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
31.1		Certification, dated as of September 30, 2005 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-Ox”) was previously filed.
31.2		Certification, dated as of September 30, 2005 and executed by Frank Mergenthaler, under Section 302 of S-Ox was previously filed.
32		Certification, dated as of September 30, 2005 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-Ox is filed herewith.