Form 10-K/A
period 2004-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2005-10-17
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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

EXPLANATORY NOTE RELATING TO THIS FORM 10-K/A
      We are filing this Form 10-K/A to correct the following matters in our 2004 Annual Report on Form 10-K, which we filed on September 30, 2005. The changes described below do not affect the cumulative impact of the restatement or our Consolidated Financial Statements for any period subsequent to December 31, 2001:

•	We have corrected our presentation of the restatement to recognize a tax benefit in periods prior to 2000 and a tax provision in 2001 attributable to restatement adjustments related to revenue recognition for customer contracts. These changes appear on pages 15 and 16 in Item 6 and pages 61-63, 65, 75, 78 and 83 in Item 7. These changes do not affect the cumulative impact of the restatement or our Consolidated Financial Statements for any period subsequent to December 31, 2001. We do not believe that the change is material to the 2001 financial statements.

•	In our presentation of the effects of restatement adjustments on income statement and balance sheet accounts for full year and quarterly periods, we have corrected the allocation of tax effects between the “Other Adjustments” category and the other restatement categories in the tables. These changes appear on pages 62-65, 70, and 73-75 in Item 7 and on pages 121-123, 127, 128, 132, 134, and 201-204 in Item 8. These changes do not affect the cumulative impact of the restatement of our Consolidated Financial Statements and had no impact on any year in the 2000 to 2004 periods.

•	We have also corrected for miscellaneous typographical errors.
      We do not believe that any of these changes were material to any period as previously presented. However, we believe it was appropriate to amend our filing. We have not otherwise amended our 2004 Annual Report on Form 10-K in any respect, and it is presented as of September 30, 2005, when it was originally filed.

i

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
      The following financial data at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 has been derived from the audited financial statements of the Company which appear elsewhere in this document. The audited financial statements at December 31, 2003 and for the years ended December 31, 2003 and 2002 have been restated and the financial data presented below reflects the restatement. The following financial data at December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 has been derived from unaudited financial statements and includes the effects of the restatement items discussed in Item 8, Financial Statements and Supplementary Data, and Note 2, Restatement of Previously Issued Financial Statements. The Selected Financial Data should be read in conjunction with:

•	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Issued Financial Statements

•	Item 8, Financial Statements and Supplementary Data, Note 20, Results by Quarter

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND SELECTED FINANCIAL DATA

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

		(Restated)	(Restated)	(Restated)	(Restated)
	(Amounts in Millions, Except Per Share Amounts)
REVENUE	$6,387.0	$6,161.7	$6,059.1	$6,598.5	$6,872.2

OPERATING EXPENSES:
Salaries and related expenses	3,733.5	3,500.6	3,396.7	3,634.5	3,830.8
Office and general expenses	2,249.8	2,225.7	2,248.7	2,398.5 (1)	2,173.0 (1)
Restructuring charges	62.2	172.9	7.9	629.5	158.3
Long-lived asset impairment and other charges	322.2	294.0	130.0	300.7	—
Motorsports contract termination costs	113.6	—	—	—	—

Total operating expenses	6,481.3	6,193.2	5,783.3	6,963.2	6,162.1

OPERATING INCOME (LOSS)	(94.3)	(31.5)	275.8	(364.7)	710.1

EXPENSE AND OTHER INCOME:
Interest expense	(172.0)	(207.0)	(158.7)	(169.0)	(127.3)
Debt prepayment penalty	(9.8)	(24.8)	—	—	—
Interest income	50.7	39.3	30.6	41.7	57.4
Investment impairments	(63.4)	(71.5)	(40.3)	(212.4)	(3.9)
Litigation charges	32.5	(127.6)	—	—	—
Other income (expense)	(10.7)	50.3	8.3	14.5	45.3

Total expense and other income	(172.7)	(341.3)	(160.1)	(325.2)	(28.5)

Income (loss) from continuing operations before provision for income taxes	(267.0)	(372.8)	115.7	(689.9)	681.6
Provision for (benefit of) income taxes	262.2	242.7	106.4	(88.1)	305.9

Income (loss) from continuing operations of consolidated companies	(529.2)	(615.5)	9.3	(601.8)	375.7
Income applicable to minority interests (net of tax)	(21.5)	(27.0)	(30.0)	(27.3)	(38.5)
Equity in net income (loss) of unconsolidated affiliates (net of tax)	5.8	2.4	5.9	3.2	(13.3)

Income (loss) from continuing operations	(544.9)	(640.1)	(14.8)	(625.9)	323.9
Dividends on preferred stock	19.8	—	—	—	—

Net income (loss) from continuing operations	(564.7)	(640.1)	(14.8)	(625.9)	323.9
Income from discontinued operations (net of tax)	6.5	101.0	31.5	15.5	6.4

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(558.2)	$(539.1)	$16.7	$(610.4)	$330.3

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(1.36)	$(1.66)	$(0.04)	$(1.70)	$0.90
Discontinued operations	0.02	0.26	0.08	0.04	0.02

Total*	$(1.34)	$(1.40)	$0.04	$(1.65)	$0.92

Diluted:
Continuing operations	$(1.36)	$(1.66)	$(0.04)	$(1.70)	$0.87
Discontinued operations	0.02	0.26	0.08	0.04	0.02

Total*	$(1.34)	$(1.40)	$0.04	$(1.65)	$0.89

Weighted-average shares:
Basic	415.3	385.5	376.1	369.0	359.6
Diluted	415.3	385.5	376.1	369.0	370.5
OTHER DATA
Cash dividends per share of common stock	$—	$—	$0.38	$0.38	$0.37
Cash dividends per share of preferred stock	$2.69	$—	$—	$—	$—
Capital expenditures	$(194.0)	$(159.6)	$(171.4)	$(257.5)	$(246.9)
Actual number of employees	43,700	43,400	45,800	50,500	58,400

(1)	Includes amortization expense of $161.0 and $132.3 in 2001 and 2000, respectively.

*	Earnings (loss) per share does not add due to rounding.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)

	As of December 31,

	2004	2003	2002	2001	2000

		(Restated)	(Restated)	(Restated)	(Restated)
ASSETS:
Cash and cash equivalents	$1,550.4	$1,871.9	$953.2	$938.1	$848.8
Short-term marketable securities	420.0	195.1	30.7	21.2	26.6
Accounts receivable, net of allowances	4,907.5	4,650.3	4,610.1	4,653.1	5,599.6
Expenditures billable to clients	345.2	303.3	387.7	358.4	473.2
Deferred income taxes	261.0	279.7	103.0	136.0	27.3
Prepaid expenses and other current assets	152.6	232.4	389.6	300.1	235.0

Total current assets	7,636.7	7,532.7	6,474.3	6,406.9	7,210.5

Land, buildings and equipment, net	722.9	697.9	851.1	871.0	845.6
Deferred income taxes	274.2	378.3	534.3	514.0	410.1
Investments	168.7	246.8	326.5	334.6	463.0
Goodwill	3,141.6	3,267.9	3,320.9	2,933.9	2,996.0
Other intangible assets, net of amortization	37.6	43.0	82.4	102.2	87.8
Other assets	290.6	279.3	315.5	277.7	264.6

Total non-current assets	4,635.6	4,913.2	5,430.7	5,033.4	5,067.1

TOTAL ASSETS	$12,272.3	$12,445.9	$11,905.0	$11,440.3	$12,277.6

LIABILITIES:
Accounts payable	$6,128.7	$5,614.7	$5,370.8	$4,711.2	$5,901.5
Accrued liabilities	1,108.6	1,256.7	1,273.9	1,536.5	1,342.1
Short-term debt	325.9	316.9	841.9	428.5	538.0

Total current liabilities	7,563.2	7,188.3	7,486.6	6,676.2	7,781.6
Long-term debt	1,936.0	2,198.7	1,822.2	2,484.6	1,533.8
Deferred compensation and employee benefits	590.7	548.6	534.9	438.6	525.5
Other non-current liabilities	408.9	326.7	270.7	177.3	163.6
Minority interests in consolidated subsidiaries	55.2	64.8	68.0	84.0	93.1

Total non-current liabilities	2,990.8	3,138.8	2,695.8	3,184.5	2,316.0

TOTAL LIABILITIES	10,554.0	10,327.1	10,182.4	9,860.7	10,097.6

TOTAL STOCKHOLDERS’ EQUITY	1,718.3	2,118.8	1,722.6	1,579.6	2,180.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,272.3	$12,445.9	$11,905.0	$11,440.3	$12,277.6

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

•	We completed the issuance and sale of $250.0 aggregate principal amount of 5.40% Senior Unsecured Notes maturing 2009 and $350.0 aggregate principal amount of 6.25% Senior Unsecured Notes maturing 2014.

•	Proceeds from the two debt issuances were used to pay down $250.0 of the 7.875% Senior Unsecured Notes due 2005 and redeem the $361.0 aggregate principal amount of 1.87% Convertible Subordinated Notes in December 2004.

•	All of the 1.80% Convertible Subordinate Notes were redeemed for approximately $246.0 in January 2004 using net proceeds from offerings of $246.0 of convertible preferred stock and common stock in late 2003.
     Subsequent to 2004

•	We entered into waivers and amendments to our 364-Day and Three-year Revolving Credit Facilities, to waive any breach or default related to not complying in a timely manner with our reporting requirements. In addition, financial covenants with respect to our interest coverage ratio, debt to EBITDA ratio and minimum EBITDA for certain fiscal quarters were amended.

•	In March 2005, we completed a consent solicitation to amend the indentures governing five series of our outstanding public debt to provide that our failure to timely file our SEC reports would not constitute a default under the indentures until September 30, 2005.

•	In July 2005, we completed the issuance and sale of $250.0 Floating Rate Notes maturing 2008. We used the proceeds to redeem the 7.875% Senior Unsecured Notes maturing October 2005 with an aggregate principal amount of $250.0.

•	Our Three-Year Revolving Credit Facility was amended and restated as of September 27, 2005. The effectiveness of the amended Three-Year Revolving Credit Facility is subject to certain conditions. The amendment revises certain of the negative and financial covenants under our existing Three-Year Revolving Credit Facility. The 364-day Revolving Credit Facility will expire on September 30, 2005.

Management Changes

•	In February 2004, Stephen Gatfield was hired as our Executive Vice President, Global Operations and Innovation.

•	In May 2004, Nick Cyprus was hired as our Senior Vice President, Controller and Chief Accounting Officer.

•	In June 2004, Robert Thompson was named our Executive Vice President and Chief Financial Officer. He resigned in July 2005.

•	In July 2004, Michael Roth was hired as our Executive Chairman.

•	In November 2004, Tony Wright was hired as Chief Executive Officer of Lowe Worldwide and Ed Powers was named Chief Operating Officer of Lowe Worldwide.

Subsequent to 2004

•	In January 2005, Michael Roth was named our Chairman and Chief Executive Officer. Concurrently, David Bell, our Chairman and Chief Executive Officer since 2003 was named Co-Chairman.

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
      CMG — As a result of the annual impairment review, a goodwill impairment charge of $91.7 was recorded at our CMG reporting unit, which is comprised of Weber Shandwick, Golin Harris, DeVries Public Relations and FutureBrand. The fair value of CMG was adversely affected by declining industry market valuation metrics, specifically, a decrease in the EBITDA multiples used in the underlying valuation calculations. The impact of the lower EBITDA multiples caused the calculated fair value of CMG goodwill to be less than the related book value.

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

	For the Years Ended
	December 31,

	2004	2003	$ Change	% Change

		(Restated)
Revenue:
IAN	$5,399.2	$5,140.5	$258.7	5%
CMG	935.8	942.4	(6.6)	(0.7)%
Motorsports	52.0	78.8	(26.8)	(34.0)%

Consolidated revenue	$6,387.0	$6,161.7	$225.3	3.7%

Segment operating income (loss):
IAN	$577.2	$551.9	$25.3	4.6%
CMG	83.7	55.7	28.0	50.3%
Motorsports	(14.0)	(43.6)	29.6	67.9%
Corporate and other	(243.2)	(128.6)	(114.6)	89.1%

	For the Years Ended December 31,

	2004					2003 (Restated)

Reconciliation to segment	IAN	CMG	Motorsports	Corporate	Total	IAN	CMG	Motorsports	Corporate	Total
operating income:
Consolidated operating income (loss)	$307.3	$(24.9)	$(130.6)	$(246.1)	$(94.3)	$401.7	$(197.2)	$(107.8)	$(128.2)	$(31.5)
Adjustments:
Restructuring charges	(42.8)	(16.5)	—	(2.9)	(62.2)	(138.4)	(34.5)	(0.4)	0.4	(172.9)
Long lived asset impairment and other charges:	(227.1)	(92.1)	(116.6)	—	(435.8)	(11.8)	(218.4)	(63.8)	—	(294.0)

Segment operating income	$577.2	$83.7	$(14.0)	$(243.2)		$551.9	$55.7	$(43.6)	$(128.6)

INTEGRATED AGENCY NETWORKS (“IAN”)
     REVENUE
      The components of the 2004 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

2003 (Restated)	$5,140.5		$2,864.4		55.7%	$2,276.1		44.3%

Foreign currency changes	194.1	3.8%	—	—		194.1	8.5%
Net acquisitions/divestitures	(40.0)	(0.8)%	(27.5)	(1.0)%		(12.5)	(0.5)%
Organic	104.6	2.0%	96.4	3.4%		8.2	0.4%

Total change	258.7	5.0%	68.9	2.4%		189.8	8.3%
2004	$5,399.2		$2,933.3		54.3%	$2,465.9		45.7%

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Credit Agency Ratings
      Our current long-term debt credit ratings as of September 29, 2005 are Baa3 with negative outlook, BB- with negative outlook and B+ with negative outlook, as reported by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. Although a ratings downgrade by any of the ratings agencies will not trigger an acceleration of any of our indebtedness, a downgrade may adversely affect our ability to access capital and would likely result in more stringent covenants and higher interest rates under the terms of any new indebtedness.
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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	Impact of Adjustments on Net Income (Loss) from Continuing Operations and Earnings per Share

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002

		Basic Earnings			Basic Earnings
		(Loss) Per	Diluted Earnings		(Loss) Per	Diluted Earnings
		Share of	(Loss) Per		Share of	(Loss) Per
	Net Income	Common	Share of	Net Income	Common	Share of
	(Loss)	Stock	Common Stock	(Loss)	Stock	Common Stock

As previously reported	$(552.9)	$(1.43)	$(1.43)	$68.0	$0.18	$0.18
Revenue Recognition Related to Vendor Discounts or Credits	(45.4)	(0.12)	(0.12)	(32.9)	(0.09)	(0.09)
Revenue Recognition Related to Customer Contracts	(15.8)	(0.04)	(0.04)	(4.5)	(0.01)	(0.01)
Future Obligations Related to Prior Acquisitions	(24.2)	(0.06)	(0.06)	(13.8)	(0.04)	(0.04)
Pre-Acquisition Earnings	—	—	—	(0.7)	—	—
Internal Investigations	(18.6)	(0.05)	(0.05)	(14.4)	(0.04)	(0.04)
International Compensation Arrangements	(8.8)	(0.02)	(0.02)	(8.5)	(0.02)	(0.02)
Accounting for Leases	(2.5)	(0.01)	(0.01)	(0.3)	—	—
Other Adjustments	28.1	0.07	0.07	(7.7)	(0.02)	(0.02)

Total Restatement Adjustments	(87.2)	(0.23)	(0.23)	(82.8)	(0.22)	(0.22)

As restated	$(640.1)	$(1.66)	$(1.66)	$(14.8)	$(0.04)	$(0.04)

Weighted-average shares:		385.5	385.5		376.1	376.1

	Impact of Adjustments on Net Income (Loss) from Continuing Operations and Earnings per Share

	For the Year Ended December 31, 2001			For the Year Ended December 31, 2000

		Basic Earnings	Diluted		Basic Earnings
		(Loss) Per	Earnings		(Loss) Per	Diluted Earnings
		Share of	(Loss) Per		Share of	(Loss) Per
	Net Income	Common	Share of	Net Income	Common	Share of
	(Loss)	Stock	Common Stock	(Loss)	Stock	Common Stock

As previously reported	$(550.1)	$(1.49)	$(1.49)	$386.4	$1.07	$1.04
Revenue Recognition Related to Vendor Discounts or Credits	(35.7)	(0.10)	(0.10)	(19.6)	(0.05)	(0.05)
Revenue Recognition Related to Customer Contracts	(2.4)	(0.01)	(0.01)	(4.3)	(0.01)	(0.01)
Future Obligations Related to Prior Acquisitions	(14.0)	(0.04)	(0.04)	(10.1)	(0.03)	(0.03)
Pre-Acquisition Earnings	2.8	0.01	0.01	(5.1)	(0.01)	(0.01)
Internal Investigations	(10.9)	(0.03)	(0.03)	(3.7)	(0.01)	(0.01)
International Compensation Arrangements	(4.4)	(0.01)	(0.01)	(4.6)	(0.01)	(0.01)
Accounting for Leases	(2.9)	(0.01)	(0.01)	(7.0)	(0.02)	(0.02)
Other Adjustments	(8.3)	(0.02)	(0.02)	(8.1)	(0.02)	(0.02)

Total Restatement Adjustments*	(75.8)	(0.21)	(0.21)	(62.5)	(0.17)	(0.17)

As restated	$(625.9)	$(1.70)	$(1.70)	$323.9	$0.90	$0.87

Weighted-average shares		369.0	369.0		359.6	370.5

*	Earnings (loss) per share does not add due to rounding.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	Impact of Adjustments on Consolidated Balance Sheet Accounts

	As of December 31, 2003			As of December 31, 2002

	Total	Total	Stockholders’	Total	Total	Stockholders’
	Assets	Liabilities	Equity	Assets	Liabilities	Equity

As previously reported	$12,234.5	$9,628.6	$2,605.9	$11,793.7	$9,693.7	$2,100.0
Revenue Recognition Related to Vendor Discounts or Credits	36.3	198.5	(162.2)	26.8	130.8	(104.0)
Revenue Recognition Related to Customer Contracts	33.7	122.8	(89.1)	37.5	101.1	(63.6)
Future Obligations Related to Prior Acquisitions	(2.3)	64.2	(66.5)	(5.0)	37.2	(42.2)
Pre-Acquisition Earnings	(33.3)	(2.6)	(30.7)	(32.9)	(2.6)	(30.3)
Internal Investigations	9.2	61.5	(52.3)	(3.4)	27.7	(31.1)
International Compensation Arrangements	2.8	29.2	(26.4)	2.1	19.6	(17.5)
Accounting for Leases	38.8	67.5	(28.7)	38.3	61.7	(23.4)
Other Adjustments	126.2	157.4	(31.2)	47.9	113.2	(65.3)
Total Adjustments	211.4	698.5	(487.1)	111.3	488.7	(377.4)

As restated	$12,445.9	$10,327.1	$2,118.8	$11,905.0	$10,182.4	$1,722.6

	Impact of Adjustments on Consolidated Balance Sheet Accounts

	As of December 31, 2001			As of December 31, 2000

	Total	Total	Stockholders’	Total	Total	Stockholders’
	Assets	Liabilities	Equity	Assets	Liabilities	Equity

As previously reported	$11,375.3	$9,535.2	$1,840.1	$12,253.6	$9,883.3	$2,370.3
Revenue Recognition Related to Vendor Discounts or Credits	19.8	85.8	(66.0)	11.0	42.3	(31.3)
Revenue Recognition Related to Customer Contracts	32.6	86.3	(53.7)	30.7	82.6	(51.9)
Future Obligations Related to Prior Acquisitions	(0.6)	28.2	(28.8)	(0.5)	14.5	(15.0)
Pre-Acquisition Earnings	(32.3)	(2.6)	(29.7)	(36.0)	(2.7)	(33.3)
Internal Investigations	(1.4)	14.0	(15.4)	0.6	5.4	(4.8)
International Compensation Arrangements	1.2	10.2	(9.0)	0.3	5.0	(4.7)
Accounting for Leases	46.1	67.6	(21.5)	37.9	57.4	(19.5)
Other Adjustments	(0.4)	36.0	(36.4)	(20.0)	9.8	(29.8)
Total Adjustments	65.0	325.5	(260.5)	24.0	214.3	(190.3)

As restated	$11,440.3	$9,860.7	$1,579.6	$12,277.6	$10,097.6	$2,180.0

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Impact of
Adjustments on
Retained Earnings

As previously reported at December 31, 1999	$1,320.4
Revenue Recognition Related to Vendor Discounts or Credits	(12.7)
Revenue Recognition Related to Customer Contracts	(47.7)
Future Obligations Related to Prior Acquisitions	(5.2)
Pre-Acquisition Earnings	(31.8)
Internal Investigations	(1.1)
Accounting for Leases	(13.3)
Other Adjustments	(25.9)

Total Restatement Adjustments	(137.7)

As restated at January 1, 2000	$1,182.7

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
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2000; we have recorded an adjustment of $12.7 to retained earnings at January 1, 2000 related to vendor discounts or credits.

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
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2000; we have recorded an adjustment of $47.7 to retained earnings at January 1, 2000 related to customer contracts.

Revenue Recognition Related to Customer Contracts	Impact of Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002	2001	2000

Consolidated Statement of Operations:
Revenue	(18.7)	(8.6)	(3.6)	(6.8)
Operating Income (Loss)	(17.2)	(6.7)	(3.6)	(6.8)
Provision for Income Taxes	(1.4)	(2.1)	(1.3)	(2.5)
Income (Loss) from Continuing Operations	(15.8)	(4.5)	(2.4)	(4.3)

Consolidated Balance Sheet:
Total Assets	(3.9)	4.9	1.9	3.4
Total Liabilities	21.6	14.8	3.7	7.6

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

Internal Investigations	Impact of Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002	2001	2000

Consolidated Statement of Operations:
Revenue	(7.2)	(6.1)	(2.9)	(4.6)
Operating Income (Loss)	(17.3)	(12.7)	(10.3)	(4.0)
Provision for Income Taxes	1.2	1.9	0.7	(0.3)
Income (Loss) from Continuing Operations	(18.6)	(14.4)	(10.9)	(3.7)

Consolidated Balance Sheet:
Total Assets	12.6	(2.1)	(1.9)	0.5
Total Liabilities	33.8	13.7	8.6	4.3

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

•	We have recorded adjustments with a cumulative impact on income for the years 2000 through 2004 of $31.8 including taxes, penalties and interest of $10.0 relating to errors we identified at our McCann agency in Turkey. These errors are attributable primarily to the retention of vendor discounts that should have been remitted to clients, the improper valuation of a previously acquired business and over-billing clients for payments to vendors. Our information to date indicates that these activities involved misconduct by local senior management. When the investigation is concluded, we will determine the appropriate personnel actions, which could include terminations of local senior management.

•	We have recorded adjustments with a cumulative impact on income for the years 2000 through 2004 of $14.5 relating to errors identified at our FCB agency in Turkey. These errors were attributable primarily to inappropriate charges to customers and evasion of local taxes. Our information to date indicates that these activities involved misconduct by local senior management. When the investigation is concluded, we will determine the appropriate personnel actions, which could include terminations of local senior management.

•	We have recorded adjustments with a cumulative impact on income for the years 2000 through 2004 of $10.8 relating to errors we identified at Media First in New York City. These errors are attributable primarily to inadequate recordkeeping but also included payment of certain employee salaries through accounts payable and without appropriate tax withholdings. The errors resulted in

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

increased earn-out payments. Some management personnel at the agency involved in this activity have been terminated.

•	We have recorded adjustments with a cumulative impact on income for the years 2000 to 2004 of $10.5 relating to errors we identified at our FCB agency in Spain. These errors are attributable to the use of companies that were formed to account for the production and media volume discounts received from production suppliers on a separate set of books and records. As a result, discounts and rebates to which clients may have been entitled under local law were concealed to prevent detection in the event of a client audit. In addition, compensation was paid to an agency executive’s personal service company out of these companies without proper withholding for income taxes. At the same location, we have also recorded adjustments with a cumulative impact of $4.2. These errors are attributable to the inappropriate recognition of certain discounts and benefits that should have been remitted to clients. We plan to divest our interest in FCB Spain and sign an affiliation agreement with the management there with an appropriate control structure to assure future business is properly conducted.

•	We have recorded adjustments with a cumulative impact on income for the years 2000 through 2004 of $12.7 relating to errors we identified at our McCann agency in Greece. These errors are attributable primarily to retention of vendor discounts in excess of the level permitted under Greek law and the purchase of prepaid media on a speculative basis without the appropriate client commitment. In addition, we identified inappropriate related-party transactions and evidence of improper gifts. The senior officer and other management personnel at the agency have been terminated and parts of the agency’s business have been divested.

•	We have recorded adjustments with a cumulative impact on income for the years 2000 through 2004 of approximately $7.2 relating to errors we identified at our McCann agency in the Netherlands. These errors are attributable to the recognition as revenue of certain discounts and benefits that should have been returned to clients or vendors. We have terminated and/or replaced local financial and operating management.

•	We have recorded adjustments with a cumulative impact on income for the years 2000 through 2004 of $8.6 relating to errors identified at five McCann agencies in Azerbaijan, Ukraine, Uzbekistan, Bulgaria and Kazakhstan. These errors were attributable to failure to record and pay compensation-related taxes, value added taxes and corporate income taxes, and to inadequate record keeping. Management in these jurisdictions paid certain employees as contractors, often in cash, without accounting for the payments. In three of these countries, income and expenses were recorded by a service company located outside these jurisdictions to avoid corporate tax or value added tax. We have sold or are in the process of selling all of these entities. In the case of the Ukraine, we plan on signing an affiliation agreement with the management there with appropriate controls in place to assure our business is properly conducted.
      In addition, the other investigations that had an impact of less than $5.0 each have resulted in adjustments with a cumulative impact on income for the years 2000 through 2004 of $11.9. The errors were similar in nature to those described above. We have terminated, or are in the process of terminating, the employees involved in these occurrences.

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
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2000; we have recorded an adjustment of $13.3 to retained earnings at January 1, 2000 related to lease expenses.

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
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2000; we have recorded an adjustment of $25.9 to retained earnings at January 1, 2000 related to these miscellaneous other adjustments.

Other Adjustments	Impact of Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002	2001	2000

Consolidated Statement of Operations:
Revenue	$19.2	$20.5	$(40.9)	$(41.2)
Operating Income (Loss)	38.2	1.8	(13.6)	(21.7)
Provision for Income Taxes	(3.9)	(2.1)	(6.3)	(6.6)
Income (Loss) from Continuing Operations	$28.1	$(7.7)	$(8.3)	$(8.1)

Consolidated Balance Sheet:
Total Assets	$78.3	$48.3	$19.6	$(26.8)
Total Liabilities	$44.2	$77.2	$26.2	$(22.9)

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2001

	As Previously	Effect of	As
	Reported	Restatement	Restated

REVENUE	$6,352.7	$245.8	$6,598.5

OPERATING EXPENSES:
Salaries and related expenses	3,620.9	13.6	3,634.5
Office and general expenses	2,060.7	337.8	2,398.5
Restructuring charges	634.5	(5.0)	629.5
Long-lived asset impairment and other charges	303.1	(2.4)	300.7

Total operating expenses	6,619.2	344.0	6,963.2

OPERATING INCOME	(266.5)	(98.2)	(364.7)

EXPENSE AND OTHER INCOME:
Interest expense	(164.6)	(4.4)	(169.0)
Interest income	41.8	(0.1)	41.7
Investment impairments	(210.8)	(1.6)	(212.4)
Other income	13.7	0.8	14.5

Total expense and other income	(319.9)	(5.3)	(325.2)

Loss from continuing operations before provision for income taxes	(586.4)	(103.5)	(689.9)
Benefit for income taxes	(66.1)	(22.0)	(88.1)

Loss from continuing operations of consolidated companies	(520.3)	(81.5)	(601.8)
Income applicable to minority interests (net of tax)	(29.4)	2.1	(27.3)
Equity in net income of unconsolidated affiliates (net of tax)	(0.4)	3.6	3.2

Loss from continuing operations	(550.1)	(75.8)	(625.9)

Income from discontinued operations (net of tax)	15.6	(0.1)	15.5

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(534.5)	($75.9)	$(610.4)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(1.49)	$(0.21)	$(1.70)
Discontinued operations	0.04	—	0.04

Total*	$(1.45)	$(0.20)	$(1.65)

Diluted:
Continuing operations	$(1.49)	$(0.21)	$(1.70)
Discontinued operations	0.04	—	0.04

Total*	$(1.45)	$(0.20)	$(1.65)

Weighted-average shares:
Basic	369.0	—	369.0
Diluted	369.0	—	369.0

*	Earnings (loss) per share does not add due to rounding.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
CONDENSED CONSOLIDATED BALANCE SHEET

	As of December 31, 2000

	As Previously	Effect of	As
	Reported	Restatement	Restated

ASSETS:
Cash and cash equivalents	$844.6	$4.2	$848.8
Short-term marketable securities	—	26.6	26.6
Accounts receivable, net of allowance of $84.1	5,643.5	(43.9)	5,599.6
Expenditures billable to clients	436.7	36.5	473.2
Deferred income taxes	—	27.3	27.3
Prepaid expenses and other current assets	277.8	(42.8)	235.0

Total current assets	7,202.6	7.9	7,210.5
Land, buildings and equipment, net	825.0	20.6	845.6
Deferred income taxes	382.5	27.6	410.1
Investments	420.0	43.0	463.0
Goodwill	3,146.9	(150.9)	2,996.0
Other intangible assets, net of amortization	—	87.8	87.8
Other assets	276.6	(12.0)	264.6

Total non-current assets	5,051.0	16.1	5,067.1

TOTAL ASSETS	$12,253.6	24.0	$12,277.6

LIABILITIES:
Accounts payable	$5,781.6	$119.9	$5,901.5
Accrued liabilities	1,293.4	48.7	1,342.1
Short-term debt	549.3	(11.3)	538.0

Total current liabilities	7,624.3	157.3	7,781.6
Long-term debt	1,531.8	2.0	1,533.8
Deferred compensation and employee benefits	519.8	5.7	525.5
Other non-current liabilities	106.8	56.8	163.6
Minority interests in consolidated subsidiaries	100.6	(7.5)	93.1

Total non-current liabilities	2,259.0	57.0	2,316.0

TOTAL LIABILITIES	9,883.3	214.3	10,097.6

STOCKHOLDERS’ EQUITY:	2,370.3	(190.3)	2,180.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,253.6	$24.0	$12,277.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Impact of Adjustments on Net Income (Loss) from Continuing Operations and Earnings per Share

	For the Year Ended December 31, 2003

	Net			For the Year Ended December 31, 2002
	Income
	(Loss)	Basic Earnings	Diluted Earnings		Basic Earnings	Diluted Earnings
	from	(Loss) per	(Loss) per	Net	(Loss) per	(Loss) per
	Continuing	Share of	Share of	Income	Share of	Share of
	Operations	Common Stock	Common Stock	(Loss)	Common Stock	Common Stock

As previously reported	$(552.9)	$(1.43)	$(1.43)	$68.0	$0.18	$0.18
Revenue Recognition Related to Vendor Discounts or Credits	(45.4)	(0.12)	(0.12)	(32.9)	(0.09)	(0.09)
Revenue Recognition Related to Customer Contracts	(15.8)	(0.04)	(0.04)	(4.5)	(0.01)	(0.01)
Future Obligations Related to Prior Acquisitions	(24.2)	(0.06)	(0.06)	(13.8)	(0.04)	(0.04)
Pre-Acquisition Earnings	—	—	—	(0.7)	—	—
Internal Investigations	(18.6)	(0.05)	(0.05)	(14.4)	(0.04)	(0.04)
International Compensation Arrangements	(8.8)	(0.02)	(0.02)	(8.5)	(0.02)	(0.02)
Accounting for Leases	(2.5)	(0.01)	(0.01)	(0.3)	—	—
Other Adjustments	28.1	0.07	0.07	(7.7)	(0.02)	(0.02)

Total Restatement Adjustments	(87.2)	(0.23)	(0.23)	(82.8)	(0.22)	(0.22)

As restated	$(640.1)	$(1.66)	$(1.66)	$(14.8)	$(0.04)	$(0.04)

Weighted-average shares:		385.5	385.5		376.1	376.1

	Impact of Adjustments on Consolidated
	Balance Sheet Accounts

	As of December 31, 2003

	Total	Total	Stockholders’
	Assets	Liabilities	Equity

As previously reported	$12,234.5	$9,628.6	$2,605.9
Revenue Recognition Related to Vendor Discounts or Credits	36.3	198.5	(162.2)
Revenue Recognition Related to Customer Contracts	33.7	122.8	(89.1)
Future Obligations Related to Prior Acquisitions	(2.3)	64.2	(66.5)
Pre-Acquisition Earnings	(33.3)	(2.6)	(30.7)
Internal Investigations	9.2	61.5	(52.3)
International Compensation Arrangements	2.8	29.2	(26.4)
Accounting for Leases	38.8	67.5	(28.7)
Other Adjustments	126.2	157.4	(31.2)

Total Adjustments	211.4	698.5	(487.1)

As restated	$12,445.9	$10,327.1	$2,118.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

Impact of Adjustments
on Retained Earnings

As previously reported at December 31, 2001	$868.3
Revenue Recognition Related to Vendor Discounts or Credits	(68.0)
Revenue Recognition Related to Customer Contracts	(54.3)
Future Obligations Related to Prior Acquisitions	(29.2)
Pre-Acquisition Earnings	(34.1)
Internal Investigations	(15.7)
International Compensation Arrangements	(9.0)
Accounting for Leases	(23.2)
Other Adjustments	(42.4)

Total Restatement Adjustments	(275.9)

As restated at January 1, 2002	$592.4

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
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2002; we have recorded an adjustment of $68.0 to retained earnings at January 1, 2002 related to vendor discounts or credits.

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
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2002; we have recorded an adjustment of $34.1 to retained earnings at January 1, 2002 related to pre-acquisition earnings recognition.

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

	Impact of
Internal Investigations	Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002

Consolidated Statement of Operations:
Revenue	(7.2)	(6.1)
Operating Loss	(17.3)	(12.7)
Provision for Income Taxes	1.2	1.9
Loss from Continuing Operations	(18.6)	(14.4)

Consolidated Balance Sheet:
Total Assets	12.6
Total Liabilities	33.8
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

•	We have recorded adjustments with a cumulative impact on income for the years 2000 through 2004 of $31.8 including taxes, penalties and interest of $10.0 relating to errors we identified at our McCann agency in Turkey. These errors are attributable primarily to the retention of vendor discounts that should have been remitted to clients, the improper valuation of a previously acquired business and over-billing clients for payments to vendors. Our information to date indicates that these activities involved misconduct by local senior management. When the investigation is concluded, we will determine the appropriate personnel actions, which could include terminations of local senior management.

•	We have recorded adjustments with a cumulative impact on income for the years 2000 through 2004 of $14.5 relating to errors identified at our FCB agency in Turkey. These errors were attributable primarily to inappropriate charges to customers and evasion of local taxes. Our information to date indicates that these activities involved misconduct by local senior management. When the investigation is concluded, we will determine the appropriate personnel actions, which could include terminations of local senior management.

•	We have recorded adjustments with a cumulative impact on income for the years 2000 through 2004 of $10.8 relating to errors we identified at Media First in New York City. These errors are attributable primarily to inadequate recordkeeping but also included payment of certain employee salaries through accounts payable and without appropriate tax withholdings. The errors resulted in increased earn-out payments. Some management personnel at the agency involved in this activity have been terminated.

•	We have recorded adjustments with a cumulative impact on income for the years 2000 to 2004 of $10.5 relating to errors we identified at our FCB agency in Spain. These errors are attributable to the use of companies that were formed to account for the production and media volume discounts received from production suppliers on a separate set of books and records. As a result, discounts and rebates to which clients may have been entitled under local law were concealed to prevent detection in the event of a client audit. In addition compensation was paid to an agency executive’s personal service company out of these companies without proper withholding for income taxes. At the same location, we have also recorded adjustments with a cumulative impact of $4.2. These errors are attributable to the inappropriate recognition of certain discounts and benefits that should have been remitted to clients. We plan to divest our interest in FCB Spain and sign an affiliation agreement with the management there with an appropriate control structure to assure future business is properly conducted.

•	We have recorded adjustments with a cumulative impact on income for the years 2000 through 2004 of $12.7 relating to errors we identified at our McCann agency in Greece. These errors are attributable primarily to retention of vendor discounts in excess of the level permitted under Greek law and the purchase of prepaid media on a speculative basis without the appropriate client commitment. In addition, we identified inappropriate related-party transactions and evidence of improper gifts. The senior officer and other management personnel at the agency have been terminated and parts of the agency’s business have been divested.

•	We have recorded adjustments with a cumulative impact on income for the years 2000 through 2004 of approximately $7.2 relating to errors we identified at our McCann agency in the Netherlands. These errors are attributable to the recognition as revenue of certain discounts and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

benefits that should have been returned to clients or vendors. We have terminated and/or replaced financial and operating management.

•	We have recorded adjustments with a cumulative impact on income for the years 2000 through 2004 of $8.6 relating to errors identified at five McCann agencies in Azerbaijan, Ukraine, Uzbekistan, Bulgaria and Kazakhstan. These errors were attributable to failure to record and pay compensation-related taxes, value added taxes and corporate income taxes, and to inadequate record keeping. Management in these jurisdictions paid certain employees as contractors, often in cash, without accounting for the payments. In three of these countries, income and expenses were recorded by a service company located outside those jurisdictions to avoid corporate tax or value added tax. We have sold or are in the process of selling all of these entities. In the case of the Ukraine, we plan on signing an affiliation agreement with the management there with appropriate controls in place to assure our business is properly conducted.
      In addition, the other investigations that had an impact of less than $5.0 each have resulted in adjustments with a cumulative impact on income for the years 2000 through 2004 of $11.9. The errors were similar in nature to those described above. We have terminated, or are in the process of terminating, the employees involved in these occurrences.

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
      As it relates to the five issues, Personal Service Companies, payment of personal expenses outside the normal payroll mechanism, split salary payments, equity grants and retirement payments, and independent contractors/employees, we have recorded adjustments with a cumulative impact on net income for the years 2002 through 2003 of $17.3.
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
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2002; we have recorded an adjustment of $23.2 to retained earnings at January 1, 2002 related to lease expenses.

	Impact of
Accounting for Leases	Restated

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002

Consolidated Statement of Operations:
Revenue	—	—
Operating Income (Loss)	(0.6)	0.2
Provision for Income Taxes	1.6	0.2
Income (Loss) from Continuing Operations	(2.5)	(0.3)
Consolidated Balance Sheet:
Total Assets	0.5
Total Liabilities	5.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The impact on our Consolidated Financial Statements of this element of the restatement is presented in the following table. The restatement also affects periods prior to 2002; we have recorded an adjustment of $42.4 to retained earnings at January 1, 2002 related to these miscellaneous other adjustments.

	Impact of
Other Adjustments	Restatement

Increase (Decrease) for the Years Ended and as of December 31,	2003	2002

Consolidated Statement of Operations:
Revenue	19.2	20.5
Operating Income (Loss)	38.2	1.8
Provision for Income Taxes	(3.9)	(2.1)
Income (Loss) from Continuing Operations	28.1	(7.7)
Consolidated Balance Sheet:
Total Assets	78.3
Total Liabilities	44.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
CONDENSED CONSOLIDATED BALANCE SHEET

	As of December 31, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

ASSETS:
Cash and cash equivalents	$2,005.7	$(133.8)	$1,871.9
Short-term marketable securities	—	195.1	195.1
Accounts receivable, net of allowance of $134.1	4,632.4	17.9	4,650.3
Expenditures billable to clients	242.1	61.2	303.3
Deferred income taxes	201.7	78.0	279.7
Prepaid expenses and other current assets	267.8	(35.4)	232.4

Total current assets	7,349.7	183.0	7,532.7
Land, buildings and equipment, net	657.1	40.8	697.9
Deferred income taxes	344.5	33.8	378.3
Investments	248.6	(1.8)	246.8
Goodwill	3,310.6	(42.7)	3,267.9
Other intangible assets, net	42.0	1.0	43.0
Other assets	282.0	(2.7)	279.3

Total non-current assets	4,884.8	28.4	4,913.2

TOTAL ASSETS	$12,234.5	$211.4	$12,445.9

LIABILITIES:
Accounts payable	$5,299.2	$315.5	$5,614.7
Accrued liabilities	1,042.7	214.0	1,256.7
Short-term debt	282.6	34.3	316.9

Total current liabilities	6,624.5	563.8	7,188.3
Long-term debt	2,191.7	7.0	2,198.7
Deferred compensation and employee benefits	539.8	8.8	548.6
Other non-current liabilities	202.6	124.1	326.7
Minority interests in consolidated subsidiaries	70.0	(5.2)	64.8

Total non-current liabilities	3,004.1	134.7	3,138.8

TOTAL LIABILITIES	9,628.6	698.5	10,327.1

STOCKHOLDERS’ EQUITY	2,605.9	(487.1)	2,118.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,234.5	$211.4	$12,445.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

Note 3:	Earnings (Loss) Per Share
      The following sets forth the computation of basic and diluted earnings (loss) per share for income available to common stockholders:

	For the Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Basic
Loss from continuing operations	$(544.9)	$(640.1)	$(14.8)
Less: preferred stock dividends	19.8	—	—

Net loss from continuing operations	(564.7)	(640.1)	(14.8)
Income from discontinued operations, net of taxes of $3.5, $8.5, and $22.4, respectively	6.5	101.0	31.5

Net income (loss) applicable to common stockholders	$(558.2)	$(539.1)	$16.7

Weighted-average number of common shares outstanding — basic	415.3	385.5	376.1
Loss per share from continuing operations	$(1.36)	$(1.66)	$(0.04)
Earnings per share from discontinued operations	0.02	0.26	0.08

Earnings (loss) per share — basic	$(1.34)	$(1.40)	$0.04

Diluted(a)
Loss from continuing operations	$(544.9)	$(640.1)	$(14.8)
Less: preferred stock dividends	19.8	—	—

Net loss from continuing operations	(564.7)	(640.1)	(14.8)
Income from discontinued operations, net of taxes of $3.5, $8.5, and $22.4, respectively	6.5	101.0	31.5

Net income (loss) applicable to common stockholders	$(558.2)	$(539.1)	$16.7

Weighted-average number of common shares outstanding — basic	415.3	385.5	376.1
Dilutive effect of convertible securities	—	—	—

Weighted-average number of common shares outstanding — diluted	415.3	385.5	376.1
Loss per share from continuing operations	$(1.36)	$(1.66)	$(0.04)
Earnings per share from discontinued operations	0.02	0.26	0.08

Earnings (loss) per share — diluted	$(1.34)	$(1.40)	$0.04

(a)	The weighted-average number of incremental shares for each of the following have been excluded from the computations of diluted earnings (loss) per share as they were anti-dilutive:
      In 2004 and 2003:

•	exercise of employee stock options and conversion of non-vested restricted stock awards;

•	conversion of the 4.50%, 1.87%, and 1.80% Convertible Notes;

•	conversion of the Series A Mandatory Convertible Preferred Stock;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      In 2004 only:

•	conversion of restricted stock units;

•	contingently issuable shares outstanding issued in settlement of the Federal Securities Class Actions as discussed in Note 19;
      In 2002 only:

•	exercise of employee stock options and the conversion of non-vested restricted stock awards; and

•	conversion of the 1.87% and 1.80% Convertible Notes.
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

2004 Impairments
      IAN — During the third quarter of 2004, we recorded goodwill impairment charges of approximately $220.2 at The Partnership reporting unit, which was comprised of, Lowe Worldwide, Draft Worldwide, Mullen, Dailey & Associates and Berenter Greenhouse & Webster. Our long-term projections showed previously unanticipated declines in discounted future operating cash flows due to recent client losses, reduced client spending and declining industry valuation metrics. These discounted future operating cash flow projections caused the estimated fair values of The Partnership to be less than their book values. The Partnership was subsequently disbanded in the fourth quarter of 2004 and the remaining goodwill was allocated based on the relative fair value of the agencies at the time of disbandment. We considered the possibility of impairment at Lowe and Draft, the two largest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
agencies previously within The Partnership. However, at this point we have determined that there is no discernible trigger event for an additional impairment. We will continue to monitor the results and, should operating performance worsen, particularly at Lowe we may conclude that a trigger event has occurred and impairment may then be required.
      CMG — As a result of the annual impairment review, a goodwill impairment charge of $91.7 was recorded at the CMG reporting unit. At our CMG reporting unit, which is comprised of Weber Shandwick, Golin Harris, DeVries Public Relations and FutureBrand. The fair value of CMG was adversely affected by declining industry market valuation metrics, specifically, a decrease in the EBITDA multiples used in the underlying valuation calculations. The impact of the lower EBITDA multiples caused the calculated fair value of CMG goodwill to be less than the related book value.
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

	Domestic Pension Plans			Foreign Pension Plans			Postretirement Benefits
For the Years Ended
December 31,	2004	2003	2002	2004	2003	2002	2004	2003	2002

		(Restated)	(Restated)		(Restated)	(Restated)		(Restated)	(Restated)
Service cost for benefits earned	$0.7	$0.7	$0.7	$17.1	$15.6	$11.1	$0.4	$0.6	$0.7
Interest accrued on benefit obligation	8.7	9.7	10.1	18.1	14.7	11.7	3.9	3.1	3.5
Expected return on plan assets	(9.9)	(7.3)	(9.6)	(11.6)	(9.0)	(9.8)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	1.4	0.5	0.2	0.2	0.1
Prior service cost	(0.1)	(0.2)	(0.3)	-	0.1	0.5	—	—	—
Unrecognized actuarial losses (gains)	4.1	6.1	3.3	4.9	3.5	0.3	0.4	(0.1)	—

Net periodic cost	$3.5	$9.0	$4.2	$28.5	$26.3	$14.3	$4.9	$3.8	$4.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The weighted-average assumptions used to determine the net periodic cost are as follows:

	Domestic Pension Plans			Foreign Pension Plans			Postretirement Benefits

For the Years Ended December 31,	2004	2003	2002	2004	2003	2002	2004	2003	2002

Discount rate	6.15%	6.60%	7.10%	5.20%	5.40%	5.70%	6.25%	6.75%	7.25%
Rate of compensation increase	N/A	N/A	N/A	3.50%	3.10%	3.20%	N/A	N/A	N/A
Expected return on plan assets	8.65%	8.65%	8.90%	6.35%	6.50%	6.90%	N/A	N/A	N/A
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
Results by Quarter
(Unaudited)

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		June 30,		September 30,		December 31,

	2004	2003	2004	2003	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)		(Restated)
REVENUE	$1,389.4	$1,310.0	$1,512.8	$1,542.8	$1,519.1	$1,452.2	$1,965.7	$1,856.7

OPERATING EXPENSES:
Salaries and related expenses	886.7	868.4	898.5	890.7	925.3	824.1	1,023.0	917.4
Office and general expenses	510.7	507.4	552.8	563.0	556.3	578.7	630.0	576.6
Restructuring charges (reversals)	61.6	0.4	3.9	94.5	1.1	47.8	(4.4)	30.2
Long-lived asset impairment and other charges	5.7	11.1	3.1	11.0	307.6	227.0	5.8	44.9
Motorsports contract termination costs	—	—	80.0	—	33.6	—	—	—

Total operating expenses	1,464.7	1,387.3	1,538.3	1,559.2	1,823.9	1,677.6	1,654.4	1,569.1

OPERATING INCOME (LOSS)	(75.3)	(77.3)	(25.5)	(16.4)	(304.8)	(225.4)	311.3	287.6

EXPENSE AND OTHER INCOME:
Interest expense	(43.9)	(49.6)	(42.0)	(55.4)	(42.7)	(50.1)	(43.4)	(51.9)
Debt prepayment penalty	—	—	—	—	—	(24.8)	(9.8)	—
Interest income	9.8	8.1	10.4	10.2	11.1	9.6	19.4	11.4
Investment impairments	(3.2)	(2.7)	—	(9.8)	(33.8)	(17.0)	(26.4)	(42.0)
Litigation charges	—	—	—	—	—	(127.6)	32.5	—
Other income (expense)	1.3	(0.2)	2.2	0.6	(0.7)	1.4	(13.5)	48.5

Total expense and other income	(36.0)	(44.4)	(29.4)	(54.4)	(66.1)	(208.5)	(41.2)	(34.0)

Income (loss) from continuing operations before provision for income taxes	(111.3)	(121.7)	(54.9)	(70.8)	(370.9)	(433.9)	270.1	253.6
Provision for income taxes	(29.0)	(30.5)	30.6	4.7	130.0	20.9	130.6	247.6

Income (loss) from continuing operations of consolidated companies	(82.3)	(91.2)	(85.5)	(75.5)	(500.9)	(454.8)	139.5	6.0
Income applicable to minority interests (net of tax)	(2.6)	1.5	(4.2)	(6.5)	(4.4)	(8.5)	(10.3)	(13.5)
Equity in net income of unconsolidated affiliates (net of tax)	1.1	(3.2)	1.3	1.8	2.3	(0.1)	1.1	3.9

Income (loss) from continuing operations	(83.8)	(92.9)	(88.4)	(80.2)	(503.0)	(463.4)	130.3	(3.6)
Dividends on preferred stock	4.8	—	5.0	—	5.0	—	5.0	—

Net income (loss) from continuing operations	(88.6)	(92.9)	(93.4)	(80.2)	(508.0)	(463.4)	125.3	(3.6)
Income from discontinued operations (net of tax)	—	2.5	—	9.5	6.5	89.0	—	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(88.6)	$(90.4)	$(93.4)	$(70.7)	$(501.5)	$(374.4)	$125.3	$(3.6)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.21)	$(0.24)	$(0.23)	$(0.21)	$(1.22)	$(1.20)	$0.25 **	$(0.01)
Discontinued operations	—	0.01	—	0.02	0.02	0.23	—	—

Total*	$(0.21)	$(0.24)*	$(0.23)	$(0.18)*	$(1.21)*	$(0.97)	$0.25	$(0.01)

Diluted:
Continuing operations	$(0.21)	$(0.24)	$(0.23)	$(0.21)	$(1.22)	$(1.20)	$0.22 **	$(0.01)
Discontinued operations	—	0.01	—	0.02	0.02	0.23	—	—

Total*	$(0.21)	$(0.24)*	$(0.23)	$(0.18)*	$(1.21)*	$(0.97)	$0.22	$(0.01)

Weighted-average shares:
Basic	413.3	381.8	414.6	384.3	415.4	385.8	417.8	390.3
Diluted	413.3	381.8	414.6	384.3	415.4	385.8	518.9	390.3

*	Does not add due to rounding.

**	Due to the existence of income from continuing operations, basic and diluted EPS have been calculated using the two-class method pursuant to EITF Issue 03-6 for the quarter ended December 31, 2004. This resulted in a decrease of $22.6 and $12.2 in net income (numerator) for the basic and diluted EPS calculations, respectively, for the quarter ended December 31, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
RESTATED STATEMENT OF CASH FLOWS BY QUARTER
(Unaudited)

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31,		June 30,		September 30,

	2004	2003	2004	2003	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net cash used in operating activities from continuing operations	$(342.3)	$(276.5)	$(101.3)	$(23.4)	$(115.2)	$(153.0)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions, including deferred payments, net of cash acquired	(39.0)	(43.5)	(136.3)	(130.4)	(143.8)	(193.3)
Capital expenditures	(37.8)	(29.6)	(77.5)	(72.1)	(119.3)	(94.2)
Proceeds from sales of businesses and fixed assets	17.4	6.9	29.2	3.9	28.1	17.4
Proceeds from sales of investments	3.9	14.2	10.6	21.3	22.9	25.2
Purchases of investments	(7.2)	(20.2)	(10.2)	(37.6)	(15.9)	(30.9)
Maturities of short-term marketable securities	371.0	11.2	575.8	28.9	865.0	39.6
Purchases of short-term marketable securities	(470.4)	(5.7)	(912.9)	(27.8)	(1,067.5)	(34.3)
Proceeds from the sale of discontinued operations, net of cash sold	—	—	—	—	10.0	376.7

Net cash provided by investing activities from continuing operations	(162.1)	(66.7)	(521.3)	(213.8)	(420.5)	106.2

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Increase (decrease) in short-term bank borrowings	60.4	(181.9)	23.4	(186.5)	3.1	(238.7)
Payments of long-term debt	(244.4)	(0.7)	(244.7)	(581.4)	(245.1)	(741.3)
Proceeds from long-term debt	0.5	800.7	0.5	800.9	1.0	800.8
Debt issuance costs	—	(22.6)	(2.3)	(26.9)	(2.3)	(27.5)
Preferred stock issuance costs	(0.8)	—	—	—	—	—
Preferred stock dividends	(4.8)	—	(9.8)	—	(14.8)	—
Issuance of common stock	(2.3)	2.9	0.1	8.0	0.7	3.1
Distributions to minority interests	(2.7)	(0.2)	(10.9)	(7.4)	(17.3)	(12.5)
Contributions from unconsolidated affiliates	4.9	1.0	6.1	0.5	6.8	0.5

Net cash (used in) provided by financing activities from continuing operations	(189.2)	599.2	(237.6)	7.2	(267.9)	(215.6)

Effect of exchange rates on cash and cash equivalents	(5.6)	13.9	(12.7)	50.9	(4.3)	58.7
Net cash (used in) provided by discontinued operations	—	(12.9)	—	(13.4)	—	(13.4)

Increase (decrease) in cash and cash equivalents	(699.2)	257.0	(872.9)	(192.5)	(807.9)	(217.1)
Cash and cash equivalents at beginning of year	1,871.9	953.2	1,871.9	953.2	1,871.9	953.2

Cash and cash equivalents at end of period	$1,172.7	$1,210.2	$999.0	$760.7	$1,064.0	$736.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)
      The following tables set forth, for each of the quarters and for each of the interim balance sheet dates presented, the amounts of the restatement adjustments and a reconciliation from previously reported amounts to restated amounts.

	Three Months Ended March 31, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
REVENUE	$1,395.1	$(5.7)	$1,389.4

OPERATING EXPENSES:
Salaries and related expenses	874.0	12.7	886.7
Office and general expenses	463.3	47.4	510.7
Restructuring charges	62.6	(1.0)	61.6
Long-lived asset impairment and other charges	5.6	0.1	5.7

Total operating expenses	1,405.5	59.2	1,464.7

OPERATING INCOME (LOSS)	(10.4)	(64.9)	(75.3)

EXPENSE AND OTHER INCOME:
Interest expense	(39.1)	(4.8)	(43.9)
Interest income	9.7	0.1	9.8
Investment impairments	(3.2)	—	(3.2)
Other income (expense)	1.1	0.2	1.3

Total expense and other income	(31.5)	(4.5)	(36.0)

Loss before provision for income taxes	(41.9)	(69.4)	(111.3)
Provision for income taxes	(26.8)	(2.2)	(29.0)

Loss of consolidated companies	(15.1)	(67.2)	(82.3)
Income applicable to minority interests (net of tax)	(2.4)	(0.2)	(2.6)
Equity in net income of unconsolidated affiliates (net of tax)	0.6	0.5	1.1

Loss	(16.9)	(66.9)	(83.8)
Dividends on preferred stock	4.8	—	4.8

Net Loss	(21.7)	(66.9)	(88.6)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(21.7)	$(66.9)	$(88.6)

Loss per share of common stock:
Basic	$(0.05)	$(0.16)	$(0.21)
Diluted	$(0.05)	$(0.16)	$(0.21)

Weighted-average shares:
Basic	413.3		413.3
Diluted	413.3		413.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended June 30, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
REVENUE	$1,544.1	$(31.3)	$1,512.8

OPERATING EXPENSES:
Salaries and related expenses	893.8	4.7	898.5
Office and general expenses	506.8	46.0	552.8
Restructuring charges	2.0	1.9	3.9
Long-lived asset impairment and other charges	3.0	0.1	3.1
Motorsports contract termination costs	80.0	—	80.0

Total operating expenses	1,485.6	52.7	1,538.3

OPERATING INCOME (LOSS)	58.5	(84.0)	(25.5)

EXPENSE AND OTHER INCOME:
Interest expense	(38.4)	(3.6)	(42.0)
Interest income	10.4	—	10.4
Other income (expense)	2.3	(0.1)	2.2

Total expense and other income	(25.7)	(3.7)	(29.4)

Income (loss) from continuing operations before provision for income taxes	32.8	(87.7)	(54.9)
Provision for income taxes	33.4	(2.8)	30.6

Loss of consolidated companies	(0.6)	(84.9)	(85.5)
Income applicable to minority interests	(5.6)	1.4	(4.2)
Equity in net income of unconsolidated affiliates	0.8	0.5	1.3

Loss	(5.4)	(83.0)	(88.4)
Dividends on preferred stock	5.0	—	5.0

Net Loss	(10.4)	(83.0)	(93.4)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(10.4)	$(83.0)	$(93.4)

Loss per share of common stock:
Basic	$(0.03)	$(0.20)	$(0.23)
Diluted	$(0.03)	$(0.20)	$(0.23)

Weighted-average shares:
Basic	414.6		414.6
Diluted	414.6		414.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended September 30, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
REVENUE	$1,508.8	$10.3	$1,519.1

OPERATING EXPENSES:
Salaries and related expenses	924.8	0.5	925.3
Office and general expenses	519.5	36.8	556.3
Restructuring charges	1.0	0.1	1.1
Long-lived asset impairment and other charges	450.1	(142.5)	307.6
Motorsports contract termination costs	33.6	—	33.6

Total operating expenses	1,929.0	(105.1)	1,823.9

OPERATING INCOME (LOSS)	(420.2)	115.4	(304.8)

EXPENSE AND OTHER INCOME:
Interest expense	(39.8)	(2.9)	(42.7)
Interest income	11.1	—	11.1
Investment impairments	(33.8)	—	(33.8)
Other income (expense)	(0.7)	—	(0.7)

Total expense and other income	(63.2)	(2.9)	(66.1)

Loss from continuing operations before provision for income taxes	(483.4)	112.5	(370.9)
Provision for income taxes	98.6	31.4	130.0

Loss from continuing operations of consolidated companies	(582.0)	81.1	(500.9)
Income applicable to minority interests	(5.1)	0.7	(4.4)
Equity in net income of unconsolidated affiliates	2.2	0.1	2.3

Loss from continuing operations	(584.9)	81.9	(503.0)
Dividends on preferred stock	5.0	—	5.0

Net loss from continuing operations	(589.9)	81.9	(508.0)
Income from discontinued operations (net of tax)	6.5	—	6.5

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(583.4)	$81.9	$(501.5)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(1.42)	$0.20	$(1.22)
Discontinued operations	0.02	—	0.02

Total*	$(1.40)	$0.19	$(1.21)

Diluted:
Continuing operations	$(1.42)	$0.20	$(1.22)
Discontinued operations	0.02	—	0.02

Total*	$(1.40)	$0.19	$(1.21)

Weighted-average shares:
Basic	415.4		415.4
Diluted	415.4		415.4

*	Does not add due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended March 31, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
REVENUE	$1,315.7	$(5.7)	$1,310.0

OPERATING EXPENSES:
Salaries and related expenses	854.7	13.7	868.4
Office and general expenses	429.1	78.3	507.4
Restructuring charges	—	0.4	0.4
Long-lived asset impairment and other charges	11.1	—	11.1

Total operating expenses	1,294.9	92.4	1,387.3

OPERATING INCOME (LOSS)	20.8	(98.1)	(77.3)

EXPENSE AND OTHER INCOME:
Interest expense	(38.8)	(10.8)	(49.6)
Interest income	7.9	0.2	8.1
Investment impairments	(2.7)	—	(2.7)
Litigation charges	—	—	—
Other income (expense)	(0.2)	—	(0.2)

Total expense and other income	(33.8)	(10.6)	(44.4)

Loss from continuing operations before provision for income taxes	(13.0)	(108.7)	(121.7)
Provision for income taxes	(5.6)	(24.9)	(30.5)

Loss from continuing operations of consolidated companies	(7.4)	(83.8)	(91.2)
Income applicable to minority interests	(0.6)	2.1	1.5
Equity in net income of unconsolidated affiliates	(3.2)	—	(3.2)

Net loss from continuing operations	(11.2)	(81.7)	(92.9)
Income from discontinued operations (net of tax)	2.6	(0.1)	2.5

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(8.6)	$(81.8)	$(90.4)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.03)	$(0.21)	$(0.24)
Discontinued operations	0.01	—	0.01

Total*	$(0.02)	$(0.22)	$(0.24)

Diluted:
Continuing operations	$(0.03)	$(0.21)	$(0.24)
Discontinued operations	0.01	—	0.01

Total*	$(0.02)	$(0.22)	$(0.24)

Weighted-average shares:
Basic	381.8	—	381.8
Diluted	381.8	—	381.8

*	Does not add due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended June 30, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
REVENUE	$1,499.4	$43.4	$1,542.8

OPERATING EXPENSES:
Salaries and related expenses	878.4	12.3	890.7
Office and general expenses	463.7	99.3	563.0
Restructuring charges	94.4	0.1	94.5
Long-lived asset impairment and other charges	11.0	—	11.0

Total operating expenses	1,447.5	111.7	1,559.2

OPERATING INCOME (LOSS)	51.9	(68.3)	(16.4)

EXPENSE AND OTHER INCOME:
Interest expense	(46.1)	(9.3)	(55.4)
Interest income	10.2	—	10.2
Investment impairments	(9.8)	—	(9.8)
Other income (expense)	0.3	0.3	0.6

Total expense and other income	(45.4)	(9.0)	(54.4)

Income (loss) from continuing operations before provision for income taxes	6.5	(77.3)	(70.8)
Provision for income taxes	22.4	(17.7)	4.7

Loss from continuing operations of consolidated companies	(15.9)	(59.6)	(75.5)
Income applicable to minority interests	(8.4)	1.9	(6.5)
Equity in net income of unconsolidated affiliates	1.3	0.5	1.8

Net loss from continuing operations	(23.0)	(57.2)	(80.2)
Income from discontinued operations (net of tax)	9.5	—	9.5

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(13.5)	$(57.2)	$(70.7)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.06)	$(0.15)	$(0.21)
Discontinued operations	0.02	—	0.02

Total*	$(0.04)	$(0.14)	$(0.18)

Diluted:
Continuing operations	$(0.06)	$(0.15)	$(0.21)
Discontinued operations	0.02	—	0.02

Total*	$(0.04)	$(0.14)	$(0.18)

Weighted-average shares:
Basic	384.3		384.3
Diluted	384.3		384.3

*	Does not add due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended September 30, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
REVENUE	$1,418.9	$33.3	$1,452.2

OPERATING EXPENSES:
Salaries and related expenses	810.9	13.2	824.1
Office and general expenses	508.4	70.3	578.7
Restructuring charges	48.0	(0.2)	47.8
Long-lived asset impairment and other charges	222.7	4.3	227.0

Total operating expenses	1,590.0	87.6	1,677.6

OPERATING INCOME (LOSS)	(171.1)	(54.3)	(225.4)

EXPENSE AND OTHER INCOME:
Interest expense	(43.5)	(6.6)	(50.1)
Debt prepayment penalty	(24.8)	—	(24.8)
Interest income	9.5	0.1	9.6
Investment impairments	(29.7)	12.7	(17.0)
Litigation charges	(127.6)	—	(127.6)
Other income (expense)	1.2	0.2	1.4

Total expense and other income	(214.9)	6.4	(208.5)

Loss from continuing operations before provision for income taxes	(386.0)	(47.9)	(433.9)
Provision for income taxes	19.5	1.4	20.9

Loss from continuing operations of consolidated companies	(405.5)	(49.3)	(454.8)
Income applicable to minority interests	(10.4)	1.9	(8.5)
Equity in net income of unconsolidated affiliates	(0.3)	0.2	(0.1)

Net loss from continuing operations	(416.2)	(47.2)	(463.4)
Income from discontinued operations (net of tax)	89.1	(0.1)	89.0

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(327.1)	$(47.3)	$(374.4)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(1.08)	$(0.12)	$(1.20)
Discontinued operations	0.23	—	0.23

Total	$(0.85)	$(0.12)	$(0.97)

Diluted:
Continuing operations	$(1.08)	$(0.12)	$(1.20)
Discontinued operations	0.23	—	0.23

Total	$(0.85)	$(0.12)	$(0.97)

Weighted-average shares:
Basic	385.8		385.8
Diluted	385.8		385.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended December 31, 2003

	As Previously	Effect of
	Reported	Restatement	As Restated

	(Unaudited)
REVENUE	$1,629.4	$227.3	$1,856.7

OPERATING EXPENSES:
Salaries and related expenses	907.8	9.6	917.4
Office and general expenses	495.7	80.9	576.6
Restructuring charges	33.2	(3.0)	30.2
Long-lived asset impairment and other charges	42.1	2.8	44.9

Total operating expenses	1,478.8	90.3	1,569.1

OPERATING INCOME (LOSS)	150.6	137.0	287.6

EXPENSE AND OTHER INCOME:
Interest expense	(44.4)	(7.5)	(51.9)
Interest income	11.3	0.1	11.4
Investment impairments	(42.7)	0.7	(42.0)
Other income (expense)	48.7	(0.2)	48.5

Total expense and other income	(27.1)	(6.9)	(34.0)

Income before provision for income taxes	123.5	130.1	253.6
Provision for income taxes	217.7	29.9	247.6

Income (loss) of consolidated companies	(94.2)	100.2	6.0
Income applicable to minority interests	(11.5)	(2.0)	(13.5)
Equity in net income of unconsolidated affiliates	3.2	0.7	3.9

Net income (loss)	(102.5)	98.9	(3.6)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(102.5)	$98.9	$(3.6)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.26)	$0.25	$(0.01)
Discontinued operations	—	—	—

Total	$(0.26)	$0.25	$(0.01)

Diluted:
Continuing operations	$(0.26)	$0.25	$(0.01)
Discontinued operations	—	—	—

Total	$(0.26)	$0.25	$(0.01)

Weighted-average shares:
Basic	390.3		390.3
Diluted	390.3		390.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	As of March 31, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,395.3	$(222.6)	$1,172.7
Short-term marketable securities	—	295.0	295.0
Accounts receivable, less allowance of $133.9	4,584.3	19.8	4,604.1
Expenditures billable to clients	316.8	54.1	370.9
Deferred income taxes	201.1	72.5	273.6
Prepaid expenses and other current assets	249.7	(38.2)	211.5

Total current assets	6,747.2	180.6	6,927.8
Land, buildings and equipment, net	656.3	26.0	682.3
Deferred income taxes	397.2	41.8	439.0
Investments	240.3	0.7	241.0
Goodwill	3,345.4	(56.6)	3,288.8
Other intangible assets, net of amortization	42.0	2.6	44.6
Other assets	272.1	(4.1)	268.0

Total non-current assets	4,953.3	10.4	4,963.7

TOTAL ASSETS	$11,700.5	$191.0	$11,891.5

LIABILITIES:
Accounts payable	$5,050.4	$398.8	$5,449.2
Accrued liabilities	990.3	193.3	1,183.6
Short-term debt	98.2	35.0	133.2

Total current liabilities	6,138.9	627.1	6,766.0
Long-term debt	2,190.6	6.7	2,197.3
Deferred compensation and employee benefits	512.6	5.5	518.1
Other non-current liabilities	226.8	110.1	336.9
Minority interests in consolidated subsidiaries	64.5	(4.8)	59.7

Total non-current liabilities	2,994.5	117.5	3,112.0

TOTAL LIABILITIES	$9,133.4	$744.6	$9,878.0

Commitments and contingencies (Note 19)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0 shares issued and outstanding: 2004 — 7.5	373.7	—	373.7
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2004 — 418.3 shares outstanding: 2004 — 417.9	41.8	—	41.8
Additional paid-in capital	2,069.5	(4.0)	2,065.5
Retained earnings (deficit)	384.6	(508.2)	(123.6)
Accumulated other comprehensive loss, net of tax	(236.3)	(43.5)	(279.8)

	2,633.3	(555.7)	2,077.6
Less:
Treasury stock, at cost: 2004 — 0.4 shares	(14.0)	—	(14.0)
Unamortized deferred compensation	(52.2)	2.1	(50.1)

TOTAL STOCKHOLDERS’ EQUITY	$2,567.1	$(553.6)	$2,013.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,700.5	$191.0	$11,891.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	As of June 30, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,434.3	$(435.3)	$999.0
Short-term marketable securities	—	532.6	532.6
Accounts receivable, net of allowance of $133.2	4,937.7	14.8	4,952.5
Expenditures billable to clients	330.9	53.3	384.2
Deferred income taxes	201.4	67.0	268.4
Prepaid expenses and other current assets	223.0	(21.1)	201.9

Total current assets	7,127.3	211.3	7,338.6
Land, buildings and equipment, net	643.0	26.3	669.3
Deferred income taxes	404.1	48.9	453.0
Investments	235.0	1.2	236.2
Goodwill	3,428.9	(54.8)	3,374.1
Other intangible assets, net of amortization	38.9	2.4	41.3
Other assets	279.0	(2.8)	276.2

Total non-current assets	5,028.9	21.2	5,050.1

TOTAL ASSETS	$12,156.2	$232.5	$12,388.7

LIABILITIES:
Accounts payable	$5,724.4	$449.7	$6,174.1
Accrued liabilities	838.5	244.8	1,083.3
Short-term debt	34.8	62.8	97.6

Total current liabilities	6,597.7	757.3	7,355.0
Long-term debt	2,189.3	5.5	2,194.8
Deferred compensation and employee benefits	501.4	5.3	506.7
Other non-current liabilities	249.1	101.3	350.4
Minority interests in consolidated subsidiaries	56.3	(3.4)	52.9

Total non-current liabilities	2,996.1	108.7	3,104.8

TOTAL LIABILITIES	$9,593.8	$866.0	$10,459.8

Commitments and contingencies (Note 19)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0 shares issued and outstanding: 2004 — 7.5	373.7	—	373.7
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2004 — 422.4 shares outstanding: 2004 — 422.0	42.2	—	42.2
Additional paid-in capital	2,129.1	(10.0)	2,119.1
Retained earnings (deficit)	374.2	(586.2)	(212.0)
Accumulated other comprehensive loss, net of tax	(257.4)	(39.4)	(296.8)

	2,661.8	(635.6)	2,026.2
Less:
Treasury stock, at cost: 2004 — 0.4 shares	(14.0)	—	(14.0)
Unamortized deferred compensation	(85.4)	2.1	(83.3)

TOTAL STOCKHOLDERS’ EQUITY	$2,562.4	$(633.5)	$1,928.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,156.2	$232.5	$12,388.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	As of September 30, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,438.5	$(374.5)	$1,064.0
Short-term marketable securities	—	398.2	398.2
Accounts receivable, net of allowance of $143.4	4,578.7	5.2	4,583.9
Expenditures billable to clients	315.2	70.0	385.2
Deferred income taxes	201.4	61.5	262.9
Prepaid expenses and other current assets	203.4	(9.2)	194.2

Total current assets	6,737.2	151.2	6,888.4
Land, buildings and equipment, net	646.3	27.0	673.3
Deferred income taxes	325.7	24.9	350.6
Investments	183.8	6.2	190.0
Goodwill	2,998.7	88.3	3,087.0
Other intangible assets, net of amortization	37.6	2.4	40.0
Other assets	273.0	(2.8)	270.2

Total non-current assets	4,465.1	146.0	4,611.1

TOTAL ASSETS	$11,202.3	$297.2	$11,499.5

LIABILITIES:
Accounts payable	$5,247.3	$480.8	$5,728.1
Accrued liabilities	849.4	251.0	1,100.4
Short-term debt	74.5	2.8	77.3

Total current liabilities	6,171.2	734.6	6,905.8
Long-term debt	2,188.9	5.3	2,194.2
Deferred compensation and employee benefits	512.8	4.9	517.7
Other non-current liabilities	272.2	106.4	378.6
Minority interests in consolidated subsidiaries	55.4	(4.1)	51.3

Total non-current liabilities	3,029.3	112.5	3,141.8

TOTAL LIABILITIES	$9,200.5	$847.1	$10,047.6

Commitments and contingencies (Note 19)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0 shares issued and outstanding: 2004 — 7.5	373.7	—	373.7
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2004 — 422.8 shares outstanding: 2004 — 422.4	42.3	—	42.3
Additional paid-in capital	2,131.0	(14.9)	2,116.1
Retained earnings (deficit)	(209.2)	(499.3)	(708.5)
Accumulated other comprehensive loss, net of tax	(243.6)	(37.8)	(281.4)

	2,094.2	(552.0)	1,542.2
Less:
Treasury stock, at cost: 2004 — 0.4 shares	(14.0)	—	(14.0)
Unamortized deferred compensation	(78.4)	2.1	(76.3)

TOTAL STOCKHOLDERS’ EQUITY	$2,001.8	$(549.9)	$1,451.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,202.3	$297.2	$11,499.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

Goodwill Impairments
      During the third quarter of 2004, prior to the restatement, we recorded goodwill impairment charges of approximately $310.0 at The Partnership reporting unit, which is comprised of, Lowe Worldwide, Draft Worldwide, Mullen, Dailey & Associates and Berenter Greenhouse & Webster and $132.0 at our CMG reporting unit, which is comprised of Weber Shandwick, Golin Harris, DeVries Public Relations, and FutureBrand. We have historically performed our annual impairment test of goodwill as of September 30 each year. We also perform an impairment test of goodwill when certain trigger events occur, such as the loss of major clients or other significant changes in the business environment. Impairment tests are performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires a two-step process. Step 1 requires a determination to be made of the fair value of each of our reporting units. We utilize an independent third party valuation firm to assist us in developing this fair value estimate. The fair value is then compared to the book value of the reporting unit and if the book value is greater than the fair value, Step 2 is required to be performed.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	As of March 31, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,188.2	$22.0	$1,210.2
Short-term marketable securities	—	14.6	14.6
Accounts receivable, net of allowance of $142.5	4,254.1	24.9	4,279.0
Expenditures billable to clients	390.4	47.2	437.6
Deferred income taxes	58.4	69.0	127.4
Prepaid expenses and other current assets	413.6	(32.5)	381.1
Assets held for sale	414.6	—	414.6

Total current assets	6,719.3	145.2	6,864.5
Land, buildings and equipment, net	727.5	35.9	763.4
Deferred income taxes	508.5	46.3	554.8
Investments	388.8	(48.0)	340.8
Goodwill	3,300.6	(48.9)	3,251.7
Other intangible assets, net of amortization	6.5	1.1	7.6
Other assets	311.9	(3.1)	308.8

Total non-current assets	5,243.8	(16.7)	5,227.1

TOTAL ASSETS	$11,963.1	$128.5	$12,091.6

LIABILITIES:
Accounts payable	$4,677.4	$356.7	$5,034.1
Accrued liabilities	1,020.8	127.6	1,148.4
Short-term debt	662.6	4.1	666.7
Liabilities held for sale	121.1	—	121.1

Total current liabilities	6,481.9	488.4	6,970.3
Long-term debt	2,618.0	5.5	2,623.5
Deferred compensation and employee benefits	525.6	8.9	534.5
Other non-current liabilities	121.6	98.4	220.0
Minority interests in consolidated subsidiaries	64.5	(4.4)	60.1

Total non-current liabilities	3,329.7	108.4	3,438.1

TOTAL LIABILITIES	$9,811.6	$596.8	$10,408.4

Commitments and contingencies (Note 19)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 550.0 shares issued: 2003 — 389.6 shares outstanding: 2003 — 388.0	39.0	—	39.0
Additional paid-in capital	1,765.7	0.8	1,766.5
Retained earnings (deficit)	849.4	(440.5)	408.9
Accumulated other comprehensive loss, net of tax	(347.2)	(30.7)	(377.9)

	2,306.9	(470.4)	1,836.5
Less:
Treasury stock, at cost: 2003 — 1.6 shares	(65.0)	—	(65.0)
Unamortized deferred compensation	(90.4)	2.1	(88.3)

TOTAL STOCKHOLDERS’ EQUITY	$2,151.5	$(468.3)	$1,683.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,963.1	$128.5	$12,091.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	As of June 30, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
ASSETS:
Cash and cash equivalents	$700.1	$60.6	$760.7
Short-term marketable securities	—	19.6	19.6
Accounts receivable, net of allowance of $157.9	4,681.4	27.9	4,709.3
Expenditures billable to clients	414.8	32.4	447.2
Deferred income taxes	69.4	72.0	141.4
Prepaid expenses and other current assets	452.5	(34.0)	418.5
Assets held for sale	452.2	—	452.2

Total current assets	6,770.4	178.5	6,948.9
Land, buildings and equipment, net	740.0	35.3	775.3
Deferred income taxes	516.3	64.1	580.4
Investments	352.2	(19.7)	332.5
Goodwill	3,399.3	(46.0)	3,353.3
Other intangible assets, net of amortization	43.6	(0.2)	43.4
Other assets	274.9	(3.2)	271.7

Total non-current assets	5,326.3	30.3	5,356.6

TOTAL ASSETS	$12,096.7	$208.8	$12,305.5

LIABILITIES:
Accounts payable	$5,282.7	$419.6	$5,702.3
Accrued liabilities	1,036.6	141.9	1,178.5
Short-term debt	129.5	43.3	172.8
Liabilities held for sale	149.0	—	149.0

Total current liabilities	6,597.8	604.8	7,202.6
Long-term debt	2,587.1	6.3	2,593.4
Deferred compensation and employee benefits	547.4	10.0	557.4
Other non-current liabilities	75.9	100.6	176.5
Minority interests in consolidated subsidiaries	63.0	(6.0)	57.0

Total non-current liabilities	3,273.4	110.9	3,384.3

TOTAL LIABILITIES	$9,871.2	$715.7	$10,586.9

Commitments and contingencies (Note 19)
STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0
shares issued: 2003 — 391.1	—	—	—
shares outstanding: 2003 — 391.0	39.1	—	39.1
Additional paid-in capital	1,742.9	0.7	1,743.6
Retained earnings (deficit)	835.9	(497.7)	338.2
Accumulated other comprehensive loss, net of tax	(297.5)	(12.0)	(309.5)

	2,320.4	(509.0)	1,811.4
Less:
Treasury stock, at cost: 2003 — 0.1 shares	(11.3)	—	(11.3)
Unamortized deferred compensation	(83.6)	2.1	(81.5)

TOTAL STOCKHOLDERS’ EQUITY	$2,225.5	$(506.9)	$1,718.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,096.7	$208.8	$12,305.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	As of September 30, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
ASSETS:
Cash and cash equivalents	$695.5	$40.6	$736.1
Short-term marketable securities	—	15.5	15.5
Accounts receivable, net of allowance of $163.6	4,474.9	26.0	4,500.9
Expenditures billable to clients	389.1	33.2	422.3
Deferred income taxes	41.7	75.0	116.7
Prepaid expenses and other current assets	411.9	(26.9)	385.0

Total current assets	6,013.1	163.4	6,176.5
Land, buildings and equipment, net	713.8	34.1	747.9
Deferred income taxes	610.5	65.8	676.3
Investments	371.0	3.3	374.3
Goodwill	3,241.1	(40.5)	3,200.6
Other intangible assets, net of amortization	40.1	0.5	40.6
Other assets	282.5	(3.0)	279.5

Total non-current assets	5,259.0	60.2	$5,319.2

TOTAL ASSETS	$11,272.1	$223.6	$11,495.7

LIABILITIES:
Accounts payable	$4,889.0	$461.8	$5,350.8
Accrued liabilities	1,092.1	160.3	1,252.4
Short-term debt	326.9	26.5	353.4

Total current liabilities	6,308.0	648.6	6,956.6
Long-term debt	2,191.0	6.9	2,197.9
Deferred compensation and employee benefits	576.8	9.4	586.2
Other non-current liabilities	190.5	116.5	307.0
Minority interests in consolidated subsidiaries	64.7	(6.2)	58.5

Total non-current liabilities	3,023.0	126.6	3,149.6

TOTAL LIABILITIES	$9,331.0	$775.2	$10,106.2

Commitments and contingencies (Note 19)

STOCKHOLDERS’ EQUITY:
Common stock, $0.10 par value, shares authorized: 800.0
shares issued: 2003 — 392.0
shares outstanding: 2003 — 391.7	39.2	—	39.2
Additional paid-in capital	1,752.6	0.7	1,753.3
Retained earnings (deficit)	508.8	(545.0)	(36.2)
Accumulated other comprehensive loss, net of tax	(274.5)	(9.4)	(283.9)

	2,026.1	(553.7)	1,472.4
Less:
Treasury stock, at cost: 2003 — 0.3 shares	(11.3)	—	(11.3)
Unamortized deferred compensation	(73.7)	2.1	(71.6)

TOTAL STOCKHOLDERS’ EQUITY	$1,941.1	$(551.6)	$1,389.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,272.1	$223.6	$11,495.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended March 31, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(347.1)	$4.8	$(342.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(39.0)	—	(39.0)
Capital expenditures	(37.8)	—	(37.8)
Proceeds from sales of businesses and fixed assets	17.1	0.3	17.4
Proceeds from sales of investments	3.9	—	3.9
Purchases of investments	(7.2)	—	(7.2)
Maturities of short-term marketable securities	13.0	358.0	371.0
Purchases of short-term marketable securities	(14.8)	(455.6)	(470.4)
Proceeds from the sale of discontinued operations, net of cash sold	—	—	—

Net cash used in investing activities	(64.8)	(97.3)	(162.1)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Increase (decrease) in short-term bank borrowings	59.8	0.6	60.4
Payments of long-term debt	(244.4)	—	(244.4)
Proceeds from long-term debt	0.5	—	0.5
Preferred stock issuance costs	(0.8)	—	(0.8)
Preferred stock dividends	(4.8)	—	(4.8)
Common stock transaction	(2.3)	—	(2.3)
Distributions to minority interests	(2.7)	—	(2.7)
Contributions from unconsolidated affiliates	4.9	—	4.9

Net cash used in financing activities from continuing operations	(189.8)	0.6	(189.2)

Effect of exchange rates on cash and cash equivalents	(8.7)	3.1	(5.6)

Decrease in cash and cash equivalents	(610.4)	(88.8)	(699.2)
Cash and cash equivalents at beginning of year	2,005.7	(133.8)	1,871.9

Cash and cash equivalents at end of period	$1,395.3	$(222.6)	$1,172.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Six Months Ended June 30, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(116.8)	$15.5	$(101.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(136.3)	—	(136.3)
Capital expenditures	(77.5)	—	(77.5)
Proceeds from sales of businesses and fixed assets	28.9	0.3	29.2
Proceeds from sales of investments	10.6	—	10.6
Purchases of investments	(10.3)	0.1	(10.2)
Maturities of short-term marketable securities	43.2	532.6	575.8
Purchases of short-term marketable securities	(35.4)	(877.5)	(912.9)

Net cash used in investing activities	(176.8)	(344.5)	(521.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term bank borrowings	(5.1)	28.5	23.4
Payments of long-term debt	(244.7)	—	(244.7)
Proceeds from long-term debt	0.5	—	0.5
Debt issuance costs	(2.3)	—	(2.3)
Preferred stock dividends	(9.8)	—	(9.8)
Issuance of common stock	0.9	(0.8)	0.1
Distributions to minority interests	(10.9)	—	(10.9)
Contributions from unconsolidated affiliates	6.1	—	6.1

Net cash (used in) financing activities	(265.3)	27.7	(237.6)

Effect of exchange rates on cash and cash equivalents	(12.5)	(0.2)	(12.7)

Decrease in cash and cash equivalents	(571.4)	(301.5)	(872.9)
Cash and cash equivalents at beginning of year	2,005.7	(133.8)	1,871.9

Cash and cash equivalents at end of period	$1,434.3	$(435.3)	$999.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Nine Months Ended September 30, 2004

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in by operating activities	$(126.3)	11.1	(115.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(143.8)	—	(143.8)
Capital expenditures	(119.3)	—	(119.3)
Proceeds from sales of businesses and fixed assets	28.2	(0.1)	28.1
Proceeds from sales of investments	22.9	—	22.9
Purchases of investments	(15.8)	(0.1)	(15.9)
Maturities of short-term marketable securities	56.8	808.2	865.0
Purchases of short-term marketable securities	(39.9)	(1,027.6)	(1,067.5)
Proceeds from the sale of discontinued operations, net of cash sold	10.0	—	10.0

Net cash used in investing activities	(200.9)	(219.6)	(420.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term bank borrowings	34.5	(31.4)	3.1
Payments of long-term debt	(245.1)	—	(245.1)
Proceeds from long-term debt	1.0	—	1.0
Debt issuance costs	(2.3)	—	(2.3)
Preferred stock dividends	(14.8)	—	(14.8)
Issuance of common stock	1.5	(0.8)	0.7
Distributions to minority interests	(17.3)	—	(17.3)
Contributions from unconsolidated affiliates	6.8	—	6.8

Net cash (used in) financing activities from continuing operations	(235.7)	(32.2)	(267.9)

Effect of exchange rates on cash and cash equivalents	(4.3)	—	(4.3)

Decrease in cash and cash equivalents	(567.2)	(240.7)	(807.9)
Cash and cash equivalents at beginning of year	2,005.7	(133.8)	1,871.9

Cash and cash equivalents at end of period	$1,438.5	$(374.5)	$1,064.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Three Months Ended March 31, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net cash used in operating activities from continuing operations	$(278.1)	$1.6	$(276.5)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions, including deferred payments, net of cash acquired	(52.9)	9.4	(43.5)
Capital expenditures	(29.6)	—	(29.6)
Proceeds from sales of businesses and fixed assets	6.9	—	6.9
Proceeds from sales of investments	14.2	—	14.2
Purchases of investments	(17.0)	(3.2)	(20.2)
Maturities of short-term marketable securities	11.2	—	11.2
Purchases of short-term marketable securities	(18.7)	13.0	(5.7)

Net cash used in investing activities from continuing operations	(85.9)	19.2	(66.7)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Decrease in short-term bank borrowings	(164.3)	(17.6)	(181.9)
Payments of long-term debt	(0.7)	—	(0.7)
Proceeds from long-term debt	800.7		800.7
Debt issuance costs and consent fees	(22.6)	—	(22.6)
Issuance of common stock	2.9	—	2.9
Distributions to minority interests	(0.2)	—	(0.2)
Contributions from unconsolidated affiliates	1.0	—	1.0

Net cash provided by financing activities from continuing operations	616.8	(17.6)	599.2

Effect of exchange rates on cash and cash equivalents	15.3	(1.4)	13.9
Net cash used in discontinued operations	(12.9)	—	(12.9)

Increase in cash and cash equivalents	255.2	1.8	257.0
Cash and cash equivalents at beginning of year	933.0	20.2	953.2

Cash and cash equivalents at end of period	$1,188.2	$22.0	$1,210.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Six Months Ended June 30, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net cash used in operating activities from continuing operations	$(19.8)	$(3.6)	$(23.4)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions, including deferred payments, net of cash acquired	(141.3)	10.9	(130.4)
Capital expenditures	(72.1)		(72.1)
Proceeds from sales of businesses and fixed assets	3.9		3.9
Proceeds from sales of investments	21.3		21.3
Purchases of investments	(37.6)		(37.6)
Maturities of short-term marketable securities	17.2	11.7	28.9
Purchases of short-term marketable securities	(27.8)	—	(27.8)

Net cash used in investing activities from continuing operations	(236.4)	22.6	(213.8)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Decrease in short-term bank borrowings	(209.1)	22.6	(186.5)
Payments of long-term debt	(581.4)	—	(581.4)
Proceeds from long-term debt	800.9	—	800.9
Proceeds from termination of interest rate swaps	—	—	—
Debt issuance costs	(26.9)	—	(26.9)
Issuance of common stock	8.0	—	8.0
Distributions to minority interests	(7.4)	—	(7.4)
Contributions from unconsolidated affiliates	0.5	—	0.5

Net cash (used in) provided by financing activities from continuing operations	(15.4)	22.6	7.2

Effect of exchange rates on cash and cash equivalents	52.1	(1.2)	50.9
Net cash used in discontinued operations	(13.4)	—	(13.4)

Decrease in cash and cash equivalents	(232.9)	40.4	(192.5)
Cash and cash equivalents at beginning of year	933.0	20.2	953.2

Cash and cash equivalents at end of period	$700.1	$60.6	$760.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Nine Months Ended September 30, 2003

	As Previously	Effect of	As
	Reported	Restatement	Restated

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net cash used in operating activities from continuing operations	$(154.0)	$1.0	$(153.0)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions, including deferred payments, net of cash acquired	(194.0)	0.7	(193.3)
Capital expenditures	(94.2)	—	(94.2)
Proceeds from sales of businesses and fixed assets	17.4	—	17.4
Proceeds from sales of investments	25.2	—	25.2
Purchases of investments	(30.9)	—	(30.9)
Maturities of short-term marketable securities	26.3	13.3	39.6
Purchases of short-term marketable securities	(34.3)	—	(34.3)
Proceeds from the sale of discontinued operations, net of cash sold	376.7	—	376.7

Net cash provided by investing activities from continuing operations	92.2	14.0	106.2

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Decrease in short-term bank borrowings	(243.4)	4.7	(238.7)
Payments of long-term debt	(743.4)	2.1	(741.3)
Proceeds from long-term debt	800.8	—	800.8
Debt issuance costs	(27.5)	—	(27.5)
Issuance of common stock	3.1	—	3.1
Distributions to minority interests	(12.5)	—	(12.5)
Contributions from unconsolidated affiliates	0.5	—	0.5

Net cash (used in) financing activities from continuing operations	(222.4)	6.8	(215.6)

Effect of exchange rates on cash and cash equivalents	60.1	(1.4)	58.7
Net cash (used in) discontinued operations	(13.4)	—	(13.4)

Decrease in cash and cash equivalents	(237.5)	20.4	(217.1)
Cash and cash equivalents at beginning of year	933.0	20.2	953.2

Cash and cash equivalents at end of period	$695.5	$40.6	$736.1

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

	Impact of Adjustments on Revenue

	3/31/2004	6/30/2004	9/30/2004	3/31/2003	6/30/2003	9/30/2003	12/31/2003

As previously reported	$1,395.1	$1,544.1	$1,508.8	$1,315.7	$1,499.4	$1,418.9	$1,629.4
Revenue Recognition Related to Vendor Discounts or Credits	(7.2)	(11.6)	(8.7)	(0.1)	(3.5)	(4.5)	(42.5)
Revenue Recognition related to Customer Contracts	(48.6)	(71.4)	(27.9)	(96.5)	(61.6)	(45.2)	184.6
Accounting for Out-of-Pocket Expenses	—	—	—	—	—	—	—
Gross versus Net Revenue Presentation	47.9	51.5	38.6	84.7	104.2	80.4	86.3
Internal Investigations	(1.9)	(3.3)	0.2	(0.8)	(0.8)	(1.1)	(4.5)
Other Adjustments	4.1	3.5	8.1	7.0	5.1	3.7	3.4

Total Adjustments	(5.7)	(31.3)	10.3	(5.7)	43.4	33.3	227.3

As restated	$1,389.4	$1,512.8	$1,519.1	$1,310.0	$1,542.8	$1,452.2	$1,856.7

	Impact of Adjustments on Net Income (Loss) from Continuing Operations and Earnings per Share

	For the Quarter Ended March 31, 2004			For the Quarter Ended March 31, 2003

		Basic Earnings			Basic Earnings
		(Loss) Per	Diluted Earnings		(Loss) Per	Diluted Earnings
		Share of	(Loss) Per		Share of	(Loss) Per
	Net Income	Common	Share of	Net Income	Common	Share of
	(Loss)	Stock	Common Stock	(Loss)	Stock	Common Stock

As previously reported	$(21.7)	$(0.05)	$(0.05)	$(11.2)	$(0.03)	$(0.03)
Revenue Recognition Related to Vendor Discounts or Credits	(6.9)	(0.02)	(0.02)	19.1	0.05	0.05
Revenue Recognition Related to Customer Contracts	(47.6)	(0.12)	(0.12)	(96.2)	(0.25)	(0.25)
Future Obligations Related to Prior Acquisitions	(3.1)	(0.01)	(0.01)	(3.3)	(0.01)	(0.01)
Internal Investigations	(4.2)	(0.01)	(0.01)	(5.4)	(0.01)	(0.01)
International Compensation Arrangements	(2.4)	(0.01)	(0.01)	(0.7)	—	—
Accounting for Leases	1.4	—	—	(9.1)	(0.02)	(0.02)
Other Adjustments	(4.1)	(0.01)	(0.01)	13.9	0.04	0.04

Total Restatement Adjustments*	(66.9)	(0.16)	(0.16)	(81.7)	(0.21)	(0.21)

As restated	$(88.6)	$(0.21)	$(0.21)	$(92.9)	$(0.24)	$(0.24)

Weighted-average shares:		413.3	413.3		381.8	381.8

*	Earnings (loss) per share does not add due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Impact of Adjustments on Net Income (Loss) from Continuing Operations and Earnings per Share

	For the Quarter Ended June 30, 2004			For the Quarter Ended June 30, 2003

		Basic Earnings			Basic Earnings
		(Loss) Per	Diluted Earnings		(Loss) Per	Diluted Earnings
		Share of	(Loss) Per		Share of	(Loss) Per
	Net Income	Common	Share of	Net Income	Common	Share of
	(Loss)	Stock	Common Stock	(Loss)	Stock	Common Stock

As previously reported	$(10.4)	$(0.03)	$(0.03)	$(23.0)	$(0.06)	$(0.06)
Revenue Recognition Related to Vendor Discounts or Credits	(11.2)	(0.03)	(0.03)	9.1	0.02	0.02
Revenue Recognition Related to Customer Contracts	(69.8)	(0.17)	(0.17)	(58.7)	(0.15)	(0.15)
Future Obligations Related to Prior Acquisitions	0.7	—	—	(3.3)	(0.01)	(0.01)
Pre-Acquisition Earnings	—	—	—	—	—	—
Internal Investigations	(5.6)	(0.01)	(0.01)	(4.6)	(0.01)	(0.01)
International Compensation Arrangements	(2.5)	(0.01)	(0.01)	(1.1)	—	—
Accounting for Leases	0.8	—	—	(7.1)	(0.02)	(0.02)
Other Adjustments	4.6	0.01	0.01	8.5	0.02	0.02

Total Restatement Adjustments*	(83.0)	(0.20)	(0.20)	(57.2)	(0.15)	(0.15)

As restated	$(93.4)	$(0.23)	$(0.23)	$(80.2)	$(0.21)	$(0.21)

Weighted-average shares:		414.6	414.6		384.3	384.3

	Impact of Adjustments on Net Income (Loss) from Continuing Operations and Earnings per Share

	For the Quarter Ended September 30, 2004			For the Quarter Ended September 30, 2003

		Basic Earnings			Basic Earnings
		(Loss) Per	Diluted Earnings		(Loss) Per	Diluted Earnings
		Share of	(Loss) Per		Share of	(Loss) Per
	Net Income	Common	Share of	Net Income	Common	Share of
	(Loss)	Stock	Common Stock	(Loss)	Stock	Common Stock

As previously reported	$(589.9)	$(1.42)	$(1.42)	$(416.2)	$(1.08)	$(1.08)
Revenue Recognition Related to Vendor Discounts or Credits	(16.9)	(0.04)	(0.04)	(4.2)	(0.01)	(0.01)
Revenue Recognition Related to Customer Contracts	(38.2)	(0.09)	(0.09)	(40.7)	(0.11)	(0.11)
Future Obligations Related to Prior Acquisitions	(0.6)	—	—	(15.1)	(0.04)	(0.04)
Pre-Acquisition Earnings	—	—	—	—	—	—
Internal Investigations	2.5	0.01	0.01	(2.7)	(0.01)	(0.01)
International Compensation Arrangements	(2.0)	—	—	(2.4)	(0.01)	(0.01)
Accounting for Leases	(4.0)	(0.01)	(0.01)	2.7	0.01	0.01
Other Adjustments	(4.1)	(0.01)	(0.01)	15.2	0.04	0.04
Goodwill and Investment Impairment	145.2	0.35	0.35	—	—	—

Total Restatement Adjustments*	81.9	0.20	0.20	(47.2)	(0.12)	(0.12)

As restated	$(508.0)	$(1.22)	$(1.22)	$(463.4)	$(1.20)	$(1.20)

Weighted-average shares:		415.4	415.4		385.8	385.8

*	Earnings (loss) per share does not add due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Impact of Adjustments on Net Income (Loss) from
	Continuing Operations and Earnings per Share

	For the Quarter Ended December 31, 2003

		Basic Earnings	Diluted Earnings
	Net Income	(Loss) Per Share of	(Loss) Per Share of
	(Loss)	Common Stock	Common Stock

As previously reported	$(102.5)	$(0.26)	$(0.26)
Revenue Recognition Related to Vendor Discounts or Credits	(69.5)	(0.18)	(0.18)
Revenue Recognition Related to Customer Contracts	179.7	0.46	0.46
Future Obligations Related to Prior Acquisitions	(2.4)	(0.01)	(0.01)
Internal Investigations	(5.8)	(0.01)	(0.01)
International Compensation Arrangements	(4.6)	(0.01)	(0.01)
Accounting for Leases	11.0	0.03	0.03
Other Adjustments	(9.5)	(0.02)	(0.02)

Total Restatement Adjustments*	98.9	0.25	0.25

As restated	$(3.6)	(0.01)	(0.01)

Weighted-average shares:		390.3	390.3

	Impact of Adjustments on Consolidated Balance Sheet Accounts

	As of March 31, 2004			As of March 31, 2003

		Total	Stockholders’		Total	Stockholders’
	Total Assets	Liabilities	Equity	Total Assets	Liabilities	Equity

As previously reported	$11,700.5	$9,133.4	$2,567.1	$11,963.1	$9,811.6	$2,151.5
Revenue Recognition Related to Vendor Discounts or Credits	36.6	207.2	(170.6)	45.8	131.2	(85.4)
Revenue Recognition Related to Customer Contracts	35.6	172.1	(136.5)	35.7	196.5	(160.8)
Future Obligations Related to Prior Acquisitions	(2.4)	67.1	(69.5)	(5.0)	40.4	(45.4)
Pre-Acquisition Earnings	(33.2)	(2.5)	(30.7)	(33.0)	(2.6)	(30.4)
Internal Investigations	—	56.1	(56.1)	(6.4)	30.4	(36.8)
International Compensation Arrangements	2.8	31.6	(28.8)	3.8	22.0	(18.2)
Accounting for Leases	37.2	64.8	(27.6)	44.2	76.9	(32.7)
Other Adjustments	114.4	148.2	(33.8)	43.4	102.0	(58.6)
Total Adjustments	191.0	744.6	(553.6)	128.5	596.8	(468.3)

As restated	$11,891.5	$9,878.0	$2,013.5	$12,091.6	$10,408.4	$1,683.2

*	Earnings (loss) per share does not add due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Data)

	Impacts of Adjustments on Consolidated Balance Sheet Accounts

	As of June 30, 2004			As of June 30, 2003

		Total	Stockholders’		Total	Stockholders’
	Total Assets	Liabilities	Equity	Total Assets	Liabilities	Equity

As previously reported	$12,156.2	$9,593.8	$2,562.4	$12,096.7	$9,871.2	$2,225.5
Revenue Recognition Related to Vendor Discounts or Credits	37.6	217.6	(180.0)	58.9	139.4	(80.5)
Revenue Recognition Related to Customer Contracts	33.9	238.6	(204.7)	34.6	258.3	(223.7)
Future Obligations Related to Prior Acquisitions	(1.0)	68.6	(69.6)	(5.0)	43.9	(48.9)
Pre-Acquisition Earnings	(33.2)	(2.6)	(30.6)	(33.1)	(2.6)	(30.5)
Internal Investigations	3.5	64.4	(60.9)	(8.4)	33.7	(42.1)
International Compensation Arrangements	2.7	34.1	(31.4)	5.1	24.4	(19.3)
Accounting for Leases	38.3	64.8	(26.5)	40.5	81.1	(40.6)
Other Adjustments	150.7	180.5	(29.8)	116.2	137.5	(21.3)
Goodwill and Investment Impairment	—	—	—	—	—	—
Total Adjustments	232.5	866.0	(633.5)	208.8	715.7	(506.9)

As restated	$12,388.7	$10,459.8	$1,928.9	$12,305.5	$10,586.9	$1,718.6

	Impacts of Adjustments on Consolidated Balance Sheet Accounts

	As of September 30, 2004			As of September 30, 2003

		Total	Stockholders’		Total	Stockholders’
	Total Assets	Liabilities	Equity	Total Assets	Liabilities	Equity

As previously reported	$11,202.3	$9,200.5	$2,001.8	$11,272.1	$9,331.0	$1,941.1
Revenue Recognition Related to Vendor Discounts or Credits	30.7	228.4	(197.7)	59.2	144.4	(85.2)
Revenue Recognition Related to Customer Contracts	20.0	264.8	(244.8)	32.4	299.5	(267.1)
Future Obligations Related to Prior Acquisitions	(1.4)	68.8	(70.2)	(2.3)	61.7	(64.0)
Pre-Acquisition Earnings	(33.3)	(2.6)	(30.7)	(33.1)	(2.6)	(30.5)
Internal Investigations	10.2	69.2	(59.0)	(5.3)	39.7	(45.0)
International Compensation Arrangements	3.2	36.6	(33.4)	5.1	26.8	(21.7)
Accounting for Leases	31.3	62.0	(30.7)	39.2	77.5	(38.3)
Other Adjustments	91.3	119.9	(28.6)	128.4	128.2	0.2
Goodwill and Investment Impairment	145.2	—	145.2	—	—	—
Total Adjustments	297.2	847.1	(549.9)	223.6	775.2	(551.6)

As restated	$11,499.5	$10,047.6	$1,451.9	$11,495.7	$10,106.2	$1,389.5

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

The following table sets forth information concerning the direct and indirect beneficial ownership of our Common Stock as of August 31, 2005 by each director, each nominee for election as a director, each executive officer named in the Summary Compensation Table, and all our directors and executive officers as a group:

		Options
Name of	Common Stock	Exercisable
Beneficial Owner(1)(2)	Ownership(2)(3)(4)(5)	Within 60 Days	Total

David A. Bell	646,836	333,578	980,414
Frank J. Borelli	17,700	14,436	32,136
Reginald K. Brack	25,700	12,510	38,210
Jill M. Considine	16,200	12,510	28,710
Christopher J. Coughlin	0	0	0
Nick Cyprus	89,268	27,672	116,940
John J. Dooner, Jr.	1,027,770	826,913	1,854,683
Stephen J. Gatfield	27,479	0	27,479
Richard A. Goldstein	14,231	4,000	18,231
H. John Greeniaus	45,220	2,000	47,220
Michael I. Roth	625,990	2,000	627,990
J. Phillip Samper	25,720	14,436	40,156
David M. Thomas	2,400	0	2,400
All directors and executive officers as a group	2,564,514	1,250,055	3,814,569

(1)	On January 19, 2005, Michael Roth succeeded David Bell as Chief Executive Officer.

(2)	Effective December 31, 2004, Mr. Coughlin resigned his position as Chief Financial Officer.

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

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of the Registrant, as amended through May 29, 2003, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2003.
3(ii)	By-Laws of the Registrant, as amended and restated through January 18, 2005, are incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.
3(iii)	Certificate of Designations of 5 3/8% Series A Senior Mandatory Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on December 17, 2003 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2003.
4(iii)(A)	Certificate of Designations of 5 3/8% Series A Senior Mandatory Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on December 17, 2003, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2003.
4(iii)(B)	Senior Debt Indenture, dated as of October 20, 2000 (the “2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.

Exhibit No.	Description

4(iii)(C)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.
4(iii)(D)	Second Supplemental Indenture, dated as of December 14, 2001, to the 2000 Indenture, with respect to the Zero-Coupon Convertible Senior Notes due 2021 is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 5, 2002.
4(iii)(E)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.
4(iii)(F)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(G)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(H)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Senior Convertible Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.
4(iii)(I)	Senior Debt Indenture entered into between the Registrant and Suntrust Bank, as Trustee, dated as of November 12, 2004 (the “2004 Indenture”), is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.
4(iii)(J)	First Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 5.40% Notes Due 2009 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(K)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes Due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(L)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(M)	Fourth Supplemental Indenture, dated as of March 29, 2005, to the 2004 Indenture, as modified by the First Supplemental Indenture, dated as of November 18, 2004, with respect to the 5.40% Senior Unsecured Notes due 2009 is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(N)	Fifth Supplemental Indenture, dated as of July 25, 2005, to the 2004 Indenture, with respect to the Floating Rate Notes due 2008 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2005.

Exhibit No.	Description

10(i)(A)	3-Year Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders, Initial Issuing Banks and Swing Line Bank, Named Therein and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2004.
10(i)(B)	Amendment No. 1, dated as of September 29, 2004, to the 3-Year Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2004.
10(i)(C)	Amendment No. 2, dated as of March 31, 2005 to the 3-Year Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as amended by Amendment No. 2, dated as of September 29, 2004 is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(D)	Letter agreement, dated as of March 31, 2005, between the Registrant and the lenders party to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(E)	Amendment No. 3, dated as of June 22, 2005 to the 3-Year Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as amended by Amendment No. 1, dated as of September 29, 2004 and Amendment No. 2, dated as of March 31, 2005 is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10(i)(F)	Letter agreement, dated as of June 22, 2005, between the Registrant and the lenders party to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10(i)(G)	Amended and Restated 3-year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent.*
10(i)(H)	364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named therein and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2004.
10(i)(I)	Amendment No. 1, dated as of September 29, 2004, to the 364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2004.
10(i)(J)	Amendment No. 2, dated as of March 31, 2005, to the 364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent, as amended by Amendment No 1., dated as of September 29, 2004 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(K)	Letter agreement, dated as of March 31, 2005, between the Registrant and the lenders party to the 364-Day Credit Agreement, waiving breaches of the 364-Day Credit Agreement is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.

Exhibit No.	Description

10(i)(L)	Amendment No. 3, dated as of June 22, 2005, to the 364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent, as amended by Amendment No. 1, dated as of September 29, 2004 and Amendment No. 2, dated as of March 31, 2005 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10(i)(M)	Letter agreement, dated as of June 22, 2005, between the Registrant and the lenders party to the 364-Day Credit Agreement, waiving breaches of the 364-Day Credit Agreement is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
(i) Michael Roth
10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(2)	Executive Severance Agreement, dated July 13, 2004 and executed as of July 27, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(3)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 21, 2005.
10(iii)(A)(4)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2005.
(ii) David A. Bell
10(iii)(A)(5)	David A. Bell Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(6)	Employment Agreement Amendment, dated as of March 1, 2001, to an Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(7)	Employment Agreement Amendment, dated as of June 1, 2001, and signed as of October 1, 2002, between True North Communications Inc. and David A. Bell to an Employment Agreement, dated as of January 1, 2000, as amended, is incorporated by reference to Exhibit 10(b)(i)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(8)	Supplemental Agreement, made as of February 28, 2003, to an Employment Agreement, made as of January 1, 2000, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(9)	Executive Special Benefit Agreement, made as of April 1, 2003, by and between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(10)	Memorandum dated May 1, 2003, from David A. Bell, providing for Cancellation of Certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(I)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(11)	Employment Agreement, dated as of January 18, 2005, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 21, 2005.

Exhibit No.	Description

(iii) Nicholas J. Camera
10(iii)(A)(12)	Executive Special Benefit Agreement, dated as of January 1, 1995, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(c) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(13)	Executive Severance Agreement, dated as of January 1, 1998, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(vi)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(14)	Employment Agreement, dated as of November 14, 2002, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(15)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 23, 2003 to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(16)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
(iv) Albert Conte
10(iii)(A)(17)	Employment Agreement, dated as of February 21, 2000, between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(18)	Supplemental Agreement, made as of June 15, 2004, to an Employment Agreement, made as of February 21, 2000, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(19)	The Interpublic Capital Accumulation Plan Participation Agreement, effective June 15, 2004, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(20)	Executive Special Benefit Agreement, made as of January 1, 2002 and executed as of June 26, 2004, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
(v) Nicholas S. Cyprus
10(iii)(A)(21)	Employment Agreement, made as of May 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(22)	Executive Severance Agreement, made as of May 24, 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(23)	The Interpublic Capital Accumulation Plan Participation Agreement, effective May 15, 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.

Exhibit No.	Description

(vi) Thomas Dowling
10(iii)(A)(24)	Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(iii)(A)(1) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.
10(iii)(A)(25)	Executive Special Benefit Agreement, dated as of February 1, 2000, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(26)	Executive Special Benefit Agreement, dated as of February 1, 2001, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(27)	Supplemental Agreement, dated as of October 1, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(28)	Supplemental Agreement, dated as of November 14, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(29)	Executive Severance Agreement, dated November 14, 2002, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(iii)(A)(vii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
(vii) Steven Gatfield
10(iii)(A)(30)	Employment Agreement, made as of February 2, 2004, by and between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(31)	Participation Agreement under The Interpublic Senior Executive Retirement Income Plan, dated as of January 30, 2004, between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(32)	Executive Severance Agreement, made as of April 1, 2004, by and between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
(viii) Philippe Krakowsky
10(iii)(A)(33)	Employment Agreement, dated as of January 28, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.
10(iii)(A)(34)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(35)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(36)	Executive Severance Agreement, dated September 13, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.

Exhibit No.	Description

10(iii)(A)(37)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(38)	Supplemental Agreement, made as of April 8, 2003, to an Employment Agreement, made as of January 28, 2002, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(39)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
(ix) Robert J. Thompson
10(iii)(A)(40)	Employment Agreement, dated as of October 1, 2003, between the Registrant and Robert J. Thompson, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(41)	Capital Accumulation Plan Participation Agreement, entered into as of November 12, 2003, between the Registrant and Robert J. Thompson, is incorporated by reference to Exhibit 10(b)(vii)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(x) Frank Mergenthaler
10(iii)(A)(42)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
10(iii)(A)(43)	Executive Severance Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
(xi) Timothy A. Sompolski
10(iii)(A)(44)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(45)	Executive Severance Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(46)	The Interpublic Capital Accumulation Plan Participation Agreement, effective July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
(xii) John J. Dooner, Jr.
10(iii)(A)(47)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(48)	Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(49)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.

Exhibit No.	Description

10(iii)(A)(50)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(51)	Supplemental Agreement, dated as of August 10, 1992, to an Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(p) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(52)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(53)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(54)	Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement between the Registrant and John J. Dooner, Jr., dated as of January 1, 1994, is incorporated by reference to Exhibit 10(B) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1995.
10(iii)(A)(55)	Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(56)	Supplemental Agreement, dated as of September 1, 1997, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(k) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1997.
10(iii)(A)(57)	Executive Severance Agreement, dated January 1, 1998, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998.
10(iii)(A)(58)	Supplemental Agreement, dated as of January 1, 1999, to an Employment Agreement dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1999.
10(iii)(A)(59)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000.
10(iii)(A)(60)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(61)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(62)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(63)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 17, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit No.	Description

10(iii)(A)(64)	Supplemental Agreement, made as of March 31, 2003, to an Employment Agreement made as of January 1, 1994, as amended between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(65)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(66)	Letter Agreement, dated May 8, 2003, between the Registrant and John J. Dooner, Jr., providing for cancellation of certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(iv)(c) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(67)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Report on Form 10-K for the year ended December 31, 2003.
(xiii) Jill Considine
10(iii)(A)(68)	Deferred Compensation Agreement, dated as of April 1, 2002, between the Registrant and Jill Considine, is incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002.
(xiv) Richard A. Goldstein
10(iii)(A)(69)	Richard A Goldstein Deferred Compensation Agreement, dated as of June 1, 2001, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001.
(xv) Christopher J. Coughlin
10(iii)(A)(70)	Employment Agreement, made as of May 6, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(ii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(71)	Executive Special Benefit Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(72)	Executive Severance Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(73)	Confidential Separation Agreement and General Release, between the Registrant and Christopher J. Coughlin is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2005.
(xvi) Brian Brooks
10(iii)(A)(74)	Executive Severance Agreement, dated November 8, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ix) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(75)	Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(76)	Supplemental Agreement, made as of April 7, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit No.	Description

10(iii)(A)(77)	Supplemental Agreement, made as of May 20, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(78)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, dated as of November 14, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(c) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(79)	Senior Executive Retirement Income Plan Participation Agreement, effective as of November 10, 2003, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(xi)(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(80)	Supplemental Agreement, made as of November 10, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(xi)(h) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(81)	Confidential Separation Agreement and General Release, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(xi)(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(82)	Supplemental Agreement, made as of January 31, 2005, to a Confidential Agreement and General Release, made as of February 27, 2004, by and between the Registrant and Brian J. Brooks.*
(xvii) Gunnar Wilmot
10(iii)(A)(83)	Executive Special Benefit Agreement, dated as of January 1, 1990, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(d) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(84)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of January 1, 1990, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(c) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(85)	Executive Special Benefit Agreement, dated as of October 1, 1996, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(86)	Executive Special Benefit Agreement, dated as of April 1, 1999, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(87)	Executive Special Benefit Agreement, dated as of January 1, 2002, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(88)	Letter Agreement, dated June 27, 2003, between the Registrant and Gunnar Wilmot providing for the Cancellation of Certain Stock Options is incorporated by reference to Exhibit 10(iii)(A)(xi) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(89)	Executive Special Benefit Agreement, dated as of May 16, 2003, and signed as of November 6, 2003, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(xiii)(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(90)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit No.	Description

10(iii)(A)(91)	The Stock Option Plan (1988) and the Achievement Stock Award Plan of the Registrant are incorporated by reference to Appendices C and D of the Prospectus, dated May 4, 1989, forming part of its Registration Statement on Form S-8 (No. 33-28143).
10(iii)(A)(92)	The Management Incentive Compensation Plan of the Registrant is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1995.
10(iii)(A)(93)	The 1986 Stock Incentive Plan of the Registrant is incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10(iii)(A)(94)	The 1986 United Kingdom Stock Option Plan of the Registrant is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(iii)(A)(95)	The Employee Stock Purchase Plan (1985) of the Registrant, as amended, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10(iii)(A)(96)	The Long-Term Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A of the Prospectus dated December 12, 1988 forming part of its Registration Statement on Form S-8 (No. 33-25555).
10(iii)(A)(97)	Resolution of the Board of Directors adopted on February 16, 1993, amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(iii)(A)(98)	Resolution of the Board of Directors adopted on May 16, 1989 amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 1989.
10(iii)(A)(99)	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1996.
10(iii)(A)(100)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997.
10(iii)(A)(101)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).
10(iii)(A)(102)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).
10(iii)(A)(103)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(104)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(105)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002.
10(iii)(A)(106)	The Interpublic Senior Executive Retirement Income Plan is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(107)	The Interpublic Capital Accumulation Plan is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(108)	The Interpublic Outside Directors Stock Incentive Plan of Interpublic, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit No.	Description

10(iii)(A)(109)	2004 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.
10(iii)(A)(110)	The Interpublic Non-Management Directors’ Stock Incentive Plan is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.
10(iii)(A)(111)	The Interpublic Senior Executive Retirement Income Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(112)	The Interpublic Capital Accumulation Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(113)	The Interpublic Group of Companies, Inc. 2004 Performance Incentive Plan (the “PIP”) — Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(114)	PIP — Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(115)	PIP — Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(116)	Interpublic’s Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) — Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(117)	The Non-Management Directors’ Plan — Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(118)	The Non-Management Directors’ Plan — Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
(21)	Subsidiaries of the Registrant.*
(24)	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.*
(31.1)	Certification dated as of October 17, 2005 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-OX”).**
(31.2)	Certification dated as of October 17, 2005 and executed by Frank Mergenthaler, under Section 302 of S-OX.**
(32)	Certification dated as of October 17, 2005 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-OX.**

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed September 30, 2005.

**	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By:	/s/ Michael I. Roth*

Michael I. Roth
Chairman of the Board
and Chief Executive Officer
October 17, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael I. Roth* Michael I. Roth	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	October 17, 2005

/s/ Frank Mergenthaler* Frank Mergenthaler	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	October 17, 2005

/s/ David A. Bell* David A. Bell	Director	October 17, 2005

/s/ Frank J. Borelli* Frank J. Borelli	Director	October 17, 2005

/s/ Reginald K. Brack* Reginald K. Brack	Director	October 17, 2005

/s/ Jill M. Considine* Jill M. Considine	Director	October 17, 2005

/s/ John J. Dooner, Jr.* John J. Dooner, Jr.	Director	October 17, 2005

/s/ Richard A. Goldstein* Richard A. Goldstein	Director	October 17, 2005

/s/ H. John Greeniaus* H. John Greeniaus	Director	October 17, 2005

Name		Title	Date

/s/ J. Phillip Samper* J. Phillip Samper		Director	October 17, 2005

/s/ David M. Thomas* David M. Thomas		Director	October 17, 2005

/s/ Nicholas S. Cyprus* Nicholas S. Cyprus		Senior Vice President and Controller (Principal Accounting Officer)	October 17, 2005

*by	/s/ Nicholas J. Camera Nicholas J. Camera	Attorney-in-Fact	October 17, 2005

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of the Registrant, as amended through May 29, 2003, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2003.
3(ii)	By-Laws of the Registrant, as amended and restated through January 18, 2005, are incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.
3(iii)	Certificate of Designations of 5 3/8% Series A Senior Mandatory Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on December 17, 2003 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2003.
4(iii)(A)	Certificate of Designations of 5 3/8% Series A Senior Mandatory Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on December 17, 2003, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2003.
4(iii)(B)	Senior Debt Indenture, dated as of October 20, 2000 (the “2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.
4(iii)(C)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.
4(iii)(D)	Second Supplemental Indenture, dated as of December 14, 2001, to the 2000 Indenture, with respect to the Zero-Coupon Convertible Senior Notes due 2021 is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 5, 2002.
4(iii)(E)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.
4(iii)(F)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(G)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(H)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Senior Convertible Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.
4(iii)(I)	Senior Debt Indenture entered into between the Registrant and Suntrust Bank, as Trustee, dated as of November 12, 2004 (the “2004 Indenture”), is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.

Exhibit No.	Description

4(iii)(J)	First Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 5.40% Notes Due 2009 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(K)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes Due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(L)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(M)	Fourth Supplemental Indenture, dated as of March 29, 2005, to the 2004 Indenture, as modified by the First Supplemental Indenture, dated as of November 18, 2004, with respect to the 5.40% Senior Unsecured Notes due 2009 is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(N)	Fifth Supplemental Indenture, dated as of July 25, 2005, to the 2004 Indenture, with respect to the Floating Rate Notes due 2008 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2005.
10(i)(A)	3-Year Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders, Initial Issuing Banks and Swing Line Bank, Named Therein and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2004.
10(i)(B)	Amendment No. 1, dated as of September 29, 2004, to the 3-Year Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2004.
10(i)(C)	Amendment No. 2, dated as of March 31, 2005 to the 3-Year Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as amended by Amendment No. 2, dated as of September 29, 2004 is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(D)	Letter agreement, dated as of March 31, 2005, between the Registrant and the lenders party to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(E)	Amendment No. 3, dated as of June 22, 2005 to the 3-Year Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as amended by Amendment No. 1, dated as of September 29, 2004 and Amendment No. 2, dated as of March 31, 2005 is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10(i)(F)	Letter agreement, dated as of June 22, 2005, between the Registrant and the lenders party to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10(i)(G)	Amended and Restated 3-year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent.*

Exhibit No.	Description

10(i)(H)	364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named therein and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2004.
10(i)(I)	Amendment No. 1, dated as of September 29, 2004, to the 364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2004.
10(i)(J)	Amendment No. 2, dated as of March 31, 2005, to the 364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent, as amended by Amendment No 1., dated as of September 29, 2004 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(K)	Letter agreement, dated as of March 31, 2005, between the Registrant and the lenders party to the 364-Day Credit Agreement, waiving breaches of the 364-Day Credit Agreement is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2005.
10(i)(L)	Amendment No. 3, dated as of June 22, 2005, to the 364-Day Credit Agreement, dated as of May 10, 2004, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent, as amended by Amendment No. 1, dated as of September 29, 2004 and Amendment No. 2, dated as of March 31, 2005 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
10(i)(M)	Letter agreement, dated as of June 22, 2005, between the Registrant and the lenders party to the 364-Day Credit Agreement, waiving breaches of the 364-Day Credit Agreement is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2005.
(i) Michael Roth
10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(2)	Executive Severance Agreement, dated July 13, 2004 and executed as of July 27, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(3)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 21, 2005.
10(iii)(A)(4)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2005.
(ii) David A. Bell
10(iii)(A)(5)	David A. Bell Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(6)	Employment Agreement Amendment, dated as of March 1, 2001, to an Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.	Description

10(iii)(A)(7)	Employment Agreement Amendment, dated as of June 1, 2001, and signed as of October 1, 2002, between True North Communications Inc. and David A. Bell to an Employment Agreement, dated as of January 1, 2000, as amended, is incorporated by reference to Exhibit 10(b)(i)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(8)	Supplemental Agreement, made as of February 28, 2003, to an Employment Agreement, made as of January 1, 2000, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(9)	Executive Special Benefit Agreement, made as of April 1, 2003, by and between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(10)	Memorandum dated May 1, 2003, from David A. Bell, providing for Cancellation of Certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(I)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(11)	Employment Agreement, dated as of January 18, 2005, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 21, 2005.
(iii) Nicholas J. Camera
10(iii)(A)(12)	Executive Special Benefit Agreement, dated as of January 1, 1995, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(c) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(13)	Executive Severance Agreement, dated as of January 1, 1998, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(vi)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(14)	Employment Agreement, dated as of November 14, 2002, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(15)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 23, 2003 to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(16)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
(iv) Albert Conte
10(iii)(A)(17)	Employment Agreement, dated as of February 21, 2000, between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(18)	Supplemental Agreement, made as of June 15, 2004, to an Employment Agreement, made as of February 21, 2000, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(19)	The Interpublic Capital Accumulation Plan Participation Agreement, effective June 15, 2004, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.

Exhibit No.	Description

10(iii)(A)(20)	Executive Special Benefit Agreement, made as of January 1, 2002 and executed as of June 26, 2004, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
(v) Nicholas S. Cyprus
10(iii)(A)(21)	Employment Agreement, made as of May 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(22)	Executive Severance Agreement, made as of May 24, 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(23)	The Interpublic Capital Accumulation Plan Participation Agreement, effective May 15, 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
(vi) Thomas Dowling
10(iii)(A)(24)	Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(iii)(A)(1) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.
10(iii)(A)(25)	Executive Special Benefit Agreement, dated as of February 1, 2000, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(26)	Executive Special Benefit Agreement, dated as of February 1, 2001, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(27)	Supplemental Agreement, dated as of October 1, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(28)	Supplemental Agreement, dated as of November 14, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(29)	Executive Severance Agreement, dated November 14, 2002, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(iii)(A)(vii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
(vii) Steven Gatfield
10(iii)(A)(30)	Employment Agreement, made as of February 2, 2004, by and between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(31)	Participation Agreement under The Interpublic Senior Executive Retirement Income Plan, dated as of January 30, 2004, between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(32)	Executive Severance Agreement, made as of April 1, 2004, by and between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.

Exhibit No.	Description

(viii) Philippe Krakowsky
10(iii)(A)(33)	Employment Agreement, dated as of January 28, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.
10(iii)(A)(34)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(35)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(36)	Executive Severance Agreement, dated September 13, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(37)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(38)	Supplemental Agreement, made as of April 8, 2003, to an Employment Agreement, made as of January 28, 2002, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(39)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
(ix) Robert J. Thompson
10(iii)(A)(40)	Employment Agreement, dated as of October 1, 2003, between the Registrant and Robert J. Thompson, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(41)	Capital Accumulation Plan Participation Agreement, entered into as of November 12, 2003, between the Registrant and Robert J. Thompson, is incorporated by reference to Exhibit 10(b)(vii)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(x) Frank Mergenthaler
10(iii)(A)(42)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
10(iii)(A)(43)	Executive Severance Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2005.
(xi) Timothy A. Sompolski
10(iii)(A)(44)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(45)	Executive Severance Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2004.

Exhibit No.	Description

10(iii)(A)(46)	The Interpublic Capital Accumulation Plan Participation Agreement, effective July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004.
(xii) John J. Dooner, Jr.
10(iii)(A)(47)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(48)	Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(h) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(49)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(50)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(51)	Supplemental Agreement, dated as of August 10, 1992, to an Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(p) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(52)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(53)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(54)	Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement between the Registrant and John J. Dooner, Jr., dated as of January 1, 1994, is incorporated by reference to Exhibit 10(B) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1995.
10(iii)(A)(55)	Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(t) to the Registrant’s Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(56)	Supplemental Agreement, dated as of September 1, 1997, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(k) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1997.
10(iii)(A)(57)	Executive Severance Agreement, dated January 1, 1998, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1998.
10(iii)(A)(58)	Supplemental Agreement, dated as of January 1, 1999, to an Employment Agreement dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 1999.
10(iii)(A)(59)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000.

Exhibit No.	Description

10(iii)(A)(60)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(61)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(62)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(63)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 17, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(64)	Supplemental Agreement, made as of March 31, 2003, to an Employment Agreement made as of January 1, 1994, as amended between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(65)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(66)	Letter Agreement, dated May 8, 2003, between the Registrant and John J. Dooner, Jr., providing for cancellation of certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(iv)(c) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(67)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Report on Form 10-K for the year ended December 31, 2003.
(xiii) Jill Considine
10(iii)(A)(68)	Deferred Compensation Agreement, dated as of April 1, 2002, between the Registrant and Jill Considine, is incorporated by reference to Exhibit 10(c) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002.
(xiv) Richard A. Goldstein
10(iii)(A)(69)	Richard A Goldstein Deferred Compensation Agreement, dated as of June 1, 2001, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001.
(xv) Christopher J. Coughlin
10(iii)(A)(70)	Employment Agreement, made as of May 6, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(ii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(71)	Executive Special Benefit Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.

Exhibit No.	Description

10(iii)(A)(72)	Executive Severance Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(73)	Confidential Separation Agreement and General Release, between the Registrant and Christopher J. Coughlin is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2005.
(xvi) Brian Brooks
10(iii)(A)(74)	Executive Severance Agreement, dated November 8, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ix) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(75)	Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(76)	Supplemental Agreement, made as of April 7, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(a) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(77)	Supplemental Agreement, made as of May 20, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(b) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(78)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, dated as of November 14, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(iii)(A)(ii)(c) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(79)	Senior Executive Retirement Income Plan Participation Agreement, effective as of November 10, 2003, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(xi)(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(80)	Supplemental Agreement, made as of November 10, 2003, to an Employment Agreement, dated as of November 18, 2002, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(xi)(h) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(81)	Confidential Separation Agreement and General Release, between the Registrant and Brian Brooks, is incorporated by reference to Exhibit 10(b)(xi)(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(82)	Supplemental Agreement, made as of January 31, 2005, to a Confidential Agreement and General Release, made as of February 27, 2004, by and between the Registrant and Brian J. Brooks.*
(xvii) Gunnar Wilmot
10(iii)(A)(83)	Executive Special Benefit Agreement, dated as of January 1, 1990, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(d) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(84)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of January 1, 1990, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(c) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(85)	Executive Special Benefit Agreement, dated as of October 1, 1996, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.	Description

10(iii)(A)(86)	Executive Special Benefit Agreement, dated as of April 1, 1999, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(87)	Executive Special Benefit Agreement, dated as of January 1, 2002, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(x)(a) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(88)	Letter Agreement, dated June 27, 2003, between the Registrant and Gunnar Wilmot providing for the Cancellation of Certain Stock Options is incorporated by reference to Exhibit 10(iii)(A)(xi) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(89)	Executive Special Benefit Agreement, dated as of May 16, 2003, and signed as of November 6, 2003, between the Registrant and Gunnar Wilmot, is incorporated by reference to Exhibit 10(b)(xiii)(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
10(iii)(A)(90)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.
10(iii)(A)(91)	The Stock Option Plan (1988) and the Achievement Stock Award Plan of the Registrant are incorporated by reference to Appendices C and D of the Prospectus, dated May 4, 1989, forming part of its Registration Statement on Form S-8 (No. 33-28143).
10(iii)(A)(92)	The Management Incentive Compensation Plan of the Registrant is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1995.
10(iii)(A)(93)	The 1986 Stock Incentive Plan of the Registrant is incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10(iii)(A)(94)	The 1986 United Kingdom Stock Option Plan of the Registrant is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(iii)(A)(95)	The Employee Stock Purchase Plan (1985) of the Registrant, as amended, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10(iii)(A)(96)	The Long-Term Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A of the Prospectus dated December 12, 1988 forming part of its Registration Statement on Form S-8 (No. 33-25555).
10(iii)(A)(97)	Resolution of the Board of Directors adopted on February 16, 1993, amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(iii)(A)(98)	Resolution of the Board of Directors adopted on May 16, 1989 amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 1989.
10(iii)(A)(99)	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1996.
10(iii)(A)(100)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997.
10(iii)(A)(101)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).
10(iii)(A)(102)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).

Exhibit No.	Description

10(iii)(A)(103)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(104)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(105)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002.
10(iii)(A)(106)	The Interpublic Senior Executive Retirement Income Plan is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(107)	The Interpublic Capital Accumulation Plan is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(108)	The Interpublic Outside Directors Stock Incentive Plan of Interpublic, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(109)	2004 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.
10(iii)(A)(110)	The Interpublic Non-Management Directors’ Stock Incentive Plan is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.
10(iii)(A)(111)	The Interpublic Senior Executive Retirement Income Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(112)	The Interpublic Capital Accumulation Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(113)	The Interpublic Group of Companies, Inc. 2004 Performance Incentive Plan (the “PIP”) — Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(114)	PIP — Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(115)	PIP — Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(116)	Interpublic’s Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) — Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(117)	The Non-Management Directors’ Plan — Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
10(iii)(A)(118)	The Non-Management Directors’ Plan — Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2004.
(21)	Subsidiaries of the Registrant.*
(24)	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.*

Exhibit No.	Description

(31.1)	Certification dated as of October 17, 2005 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-OX”).**
(31.2)	Certification dated as of October 17, 2005 and executed by Frank Mergenthaler, under Section 302 of S-OX.**
(32)	Certification dated as of October 17, 2005 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-OX.**

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed September 30, 2005.

**	Filed herewith.