Form 10-Q
period 2005-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2005-11-09
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     Yes           No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes           No ☑
      The number of shares of the registrant’s common stock outstanding as of November 4, 2005 was 430,526,247

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE
      This report contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in our 2004 Annual Report on Form 10-K/ A under Item 1, Business — Risk Factors. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.
      Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in our control environment;

•	potential adverse effects to our financial condition, results of operations or prospects as a result of our restatement of prior period financial statements;

•	our ability to satisfy covenants under our syndicated credit facilities;

•	our ability to satisfy certain reporting covenants under our indentures;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	potential adverse effects if we are required to recognize additional impairment charges or other adverse accounting-related developments;

•	potential adverse developments in connection with the ongoing SEC investigation;

•	potential downgrades in the credit ratings of our securities;

•	risks associated with the effects of global, national and regional economic and political conditions, including with respect to fluctuations in interest rates and currency exchange rates; and

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.
      Investors should carefully consider these factors and the additional risk factors outlined in more detail in our 2004 Annual Report on Form 10-K/ A under Item 1, Business — Risk Factors.
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

EXPLANATORY NOTE
      On September 30, 2005, we restated our prior period financial results, including our Consolidated Statement of Operations for the quarter ended September 30, 2004 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2004. The restatement is set forth in our 2004 Annual Report on Form 10-K/ A. Our Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2004 and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 in this report are presented as restated. For information on the restatement and the impact of the restatement on our financial statements for the periods ended September 30, 2004, we refer you to Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Filed Financial Statements, and Note 20, Results by Quarter, in our 2004 Annual Report on Form 10-K/ A.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	September 30,

	2005	2004

		(Restated)
REVENUE	$1,442.2	$1,519.1

OPERATING (INCOME) EXPENSES:
Salaries and related expenses	963.8	925.3
Office and general expenses	575.4	556.3
Restructuring charges (reversals)	(0.9)	1.1
Long-lived asset impairment and other charges	0.7	307.6
Motorsports contract termination costs	—	33.6

Total operating (income) expenses	1,539.0	1,823.9

OPERATING LOSS	(96.8)	(304.8)

EXPENSES AND OTHER INCOME:
Interest expense	(47.2)	(42.7)
Debt prepayment penalty	(1.4)	—
Interest income	21.8	11.1
Investment impairments	(1.5)	(33.8)
Other income (expense)	0.9	(0.7)

Total expenses and other income	(27.4)	(66.1)

Loss from continuing operations before provision for (benefit of) income taxes	(124.2)	(370.9)
Provision for (benefit of) income taxes	(29.9)	130.0

Loss from continuing operations of consolidated companies	(94.3)	(500.9)
Income applicable to minority interests (net of tax)	(4.6)	(4.4)
Equity in net income of unconsolidated affiliates (net of tax)	2.4	2.3

Loss from continuing operations	(96.5)	(503.0)
Income from discontinued operations (net of tax)	—	6.5

Net loss	(96.5)	(496.5)
Dividends on preferred stock	5.0	5.0

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(101.5)	$(501.5)

Loss per share of common stock:
Basic and diluted
Continuing operations	$(0.24)	$(1.22)
Discontinued operations	—	0.02

Total*	$(0.24)	$(1.21)

Weighted-average shares:
Basic and diluted	425.3	415.4

*	Does not add due to rounding
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

		(Restated)
REVENUE	$4,388.7	$4,421.3

OPERATING (INCOME) EXPENSES:
Salaries and related expenses	2,893.0	2,710.5
Office and general expenses	1,641.1	1,619.8
Restructuring charges (reversals)	(9.7)	66.6
Long-lived asset impairment and other charges	0.7	316.4
Motorsports contract termination costs	—	113.6

Total operating (income) expenses	4,525.1	4,826.9

OPERATING LOSS	(136.4)	(405.6)

EXPENSES AND OTHER INCOME:
Interest expense	(137.1)	(128.6)
Debt prepayment penalty	(1.4)	—
Interest income	53.2	31.3
Investment impairments	(5.1)	(37.0)
Other income	20.0	2.8

Total expenses and other income	(70.4)	(131.5)

Loss from continuing operations before provision for income taxes	(206.8)	(537.1)
Provision for income taxes	14.8	131.6

Loss from continuing operations of consolidated companies	(221.6)	(668.7)
Income applicable to minority interests (net of tax)	(9.5)	(11.2)
Equity in net income of unconsolidated affiliates (net of tax)	5.2	4.7

Loss from continuing operations	(225.9)	(675.2)
Income from discontinued operations (net of tax)	—	6.5

Net loss	(225.9)	(668.7)
Dividends on preferred stock	15.0	14.8

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(240.9)	$(683.5)

Loss per share of common stock:
Basic and diluted
Continuing operations	$(0.57)	$(1.67)
Discontinued operations	—	0.02

Total	$(0.57)	$(1.65)

Weighted-average shares:
Basic and diluted	424.7	414.4
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,346.7	$1,550.4
Short-term marketable securities	2.0	420.0
Accounts receivable, net of allowance of $130.9 and $136.1	4,469.2	4,907.5
Expenditures billable to clients	430.8	345.2
Deferred income taxes	268.8	261.0
Prepaid expenses and other current assets	147.2	152.6

Total current assets	6,664.7	7,636.7
Land, buildings and equipment, net	673.7	722.9
Deferred income taxes	295.5	274.2
Investments	169.2	168.7
Goodwill	3,166.0	3,141.6
Other assets	316.4	328.2

TOTAL ASSETS	$11,285.5	$12,272.3

LIABILITIES:
Accounts payable	$5,656.5	$6,128.7
Accrued liabilities	828.0	1,108.6
Short-term debt	66.7	325.9

Total current liabilities	6,551.2	7,563.2
Long-term debt	2,184.0	1,936.0
Deferred compensation and employee benefits	583.7	590.7
Other non-current liabilities	473.9	464.1

TOTAL LIABILITIES	9,792.8	10,554.0

Commitments and contingencies (Note 17)
TOTAL STOCKHOLDERS’ EQUITY	1,492.7	1,718.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,285.5	$12,272.3

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(225.9)	$(675.2)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	121.6	135.2
Provision for bad debt	24.0	32.4
Amortization of restricted stock awards and other non-cash compensation	29.2	27.3
Amortization of bond discounts and deferred financing costs	8.8	16.3
Deferred income tax provision	(29.2)	46.7
Equity in net income of unconsolidated affiliates, net of dividends	(1.2)	2.1
Income applicable to minority interests	9.5	11.2
Restructuring charges — non-cash	—	6.7
Long-lived asset impairment and other charges	0.7	316.4
Investment impairments	5.1	37.0
Gain on sale of investments	(13.9)	—
Other	(3.0)	(7.2)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	212.6	17.9
Expenditures billable to clients	(94.9)	(81.5)
Prepaid expenses and other current assets	(1.3)	31.2
Accounts payable and accrued expenses	(477.0)	(28.6)
Other non-current assets and liabilities	69.8	3.7

Net cash used in operating activities from continuing operations	(365.1)	(108.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(86.4)	(143.8)
Capital expenditures	(99.2)	(119.3)
Proceeds from sales of businesses and fixed assets	10.8	28.1
Proceeds from sales of investments	63.7	22.9
Purchases of investments	(34.3)	(15.9)
Maturities of short-term marketable securities	689.5	865.0
Purchases of short-term marketable securities	(271.3)	(1,067.5)
Proceeds from the sale of discontinued operations, net of cash sold	—	10.0

Net cash provided by (used in) investing activities from continuing operations	272.8	(420.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term bank borrowings	(281.0)	3.1
Payments of long-term debt	(2.8)	(245.1)
Proceeds from long-term debt	253.4	1.0
Debt issuance costs and consent fees	(17.6)	(2.3)
Issuance of common stock, net of issuance costs	0.2	0.7
Distributions to minority interests, net	(18.7)	(17.3)
Preferred stock dividends	(15.0)	(14.8)

Net cash used in financing activities from continuing operations	(81.5)	(274.7)

Effect of exchange rates on cash and cash equivalents	(29.9)	(4.3)

Decrease in cash and cash equivalents	(203.7)	(807.9)
Cash and cash equivalents at beginning of year	1,550.4	1,871.9

Cash and cash equivalents at end of period	$1,346.7	$1,064.0

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Net Loss	$(96.5)	$(496.5)	$(225.9)	$(668.7)
Net foreign currency translation adjustment	15.6	16.6	(44.2)	(25.2)
Net unrealized holdings gain (loss) on securities
Unrealized holdings gain arising in the current period	0.3	—	18.0	1.6
Unrealized holdings loss arising in the current period	—	(1.1)	—	(1.8)
Reclassification of gain to net earnings	(0.2)	—	(0.4)	—
Reclassification of loss to net earnings	—	—	—	3.2

Net unrealized holdings gain (loss) on securities	0.1	(1.1)	17.6	3.0

Total Comprehensive Loss	$(80.8)	$(481.0)	$(252.5)	$(690.9)

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 1:	Basis of Presentation
      Restatement. In our 2004 Annual Report on Form 10-K/ A, we restated our prior period financial results, including our Consolidated Statement of Operations for the quarter ended September 30, 2004 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2004. Our Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2004, and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 in this report have been presented as restated. For information on the restatement and the impact of the restatement on our financial statements for the periods ended September 30, 2004, we refer you to Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Issued Financial Statements, and Note 20, Results by Quarter, in our 2004 Annual Report on Form 10-K/A.
      Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared by The Interpublic Group of Companies, Inc. (the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Loss for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Note 2:	Loss Per Share
      The following sets forth the computation of basic and diluted loss per common share for income available to common stockholders:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Basic and Diluted
Loss from continuing operations	$(96.5)	$(503.0)	$(225.9)	$(675.2)
Less: preferred stock dividends	5.0	5.0	15.0	14.8

	(101.5)	(508.0)	(240.9)	(690.0)
Income from discontinued operations, net of taxes of $3.5	—	6.5	—	6.5

Net loss applicable to common stockholders	$(101.5)	$(501.5)	$(240.9)	$(683.5)

Weighted-average number of common shares outstanding — basic and diluted	425.3	415.4	424.7	414.4
Loss per share from continuing operations	$(0.24)	$(1.22)	$(0.57)	$(1.67)
Earnings per share from discontinued operations	—	0.02	—	0.02

Loss per share — basic and diluted*	$(0.24)	$(1.21)	$(0.57)	$(1.65)

*	Does not add due to rounding.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
      Diluted and basic shares outstanding and loss per share are equal for the three and nine months ended September 30, 2005 and 2004 due to the anti-dilutive impact of our stock options, restricted stock and convertible securities as a result of the net loss applicable to common stockholders in all related periods. The following table presents the weighted-average number of incremental anti-dilutive shares excluded from the computations of diluted loss per share for the three and nine months ended September 30, 2005 and 2004:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Stock Options, Non-vested Restricted Stock Awards and Restricted Stock Units	5.4	3.0	4.9	4.0
1.80% Convertible Notes	—	—	—	0.5
1.87% Convertible Notes	—	6.4	—	6.4
4.50% Convertible Notes	64.4	64.4	64.4	64.4
Series A Mandatory Convertible Preferred Stock	27.7	27.7	27.7	25.8

Total	97.5	101.5	97.0	101.1

Note 3:	Stock-Based Compensation
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, we have accounted for our various stock-based compensation plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.
      Generally, the exercise price of stock options granted equals the market price of the underlying shares on the date of the grant and, therefore, no compensation expense is recorded. The intrinsic value of restricted stock grants and certain other stock-based compensation issued to employees and Board Members as of the date of grant is amortized to compensation expense over the vesting period. Certain stock options and restricted stock units are subject to variable accounting. If compensation expense for our stock option plans and Employee Stock Purchase Plan (“ESPP”) had been determined based on the fair value at the grant dates as defined by SFAS No. 123 and amended by SFAS No. 148, Accounting for

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123, our pro forma loss from continuing operations and loss from continuing operations would have been as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
As reported, loss from continuing operations	$(96.5)	$(503.0)	$(225.9)	$(675.2)
Add back:
Stock-based employee compensation expense included in loss from continuing operations, net of tax	8.7	7.2	25.3	18.1
Less:
Total fair value of stock-based employee compensation expense, net of tax	(13.7)	(14.8)	(41.2)	(41.4)

Pro forma loss from continuing operations	$(101.5)	$(510.6)	$(241.8)	$(698.5)

Loss per share from continuing operations
Basic and diluted loss per share*
As reported	$(0.24)	$(1.22)	$(0.57)	$(1.67)
Pro forma	$(0.24)	$(1.23)	$(0.57)	$(1.69)

*	Diluted loss per share from continuing operations is equal to basic loss per share from continuing operations for the three and nine months ended September 30, 2005 and 2004 due to the anti-dilutive impact of our stock options, restricted stock and convertible securities as a result of the net loss applicable to common stockholders in all related periods.
      For purposes of this pro forma information, the weighted-average fair value of the 15% discount received by employees on the date that stock was purchased under the ESPP was $1.70 for the three months ended September 30, 2004 and $1.97 and $2.09 for the nine months ended September 30, 2005 and 2004, respectively, and is included in the total fair value of stock-based employee compensation expense. No stock was purchased under the ESPP during the second or third quarter of 2005 and the ESPP expired effective June 30, 2005.
      We use the Black-Scholes option-pricing model which requires the input of subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value of options granted and our pro forma results of operations could be materially impacted. In light of recent guidance in Staff Accounting Bulletin No. 107, Share-Based Payment, we reevaluated the assumptions used to estimate the value of stock options granted in the third quarter of 2005. The following assumptions have been modified:
      Expected Volatility: We determined that implied volatility of publicly traded options in our common stock is expected to be more reflective of market conditions and, therefore, can be a reasonable indicator of expected volatility of our common stock, rather than based only on historical volatility of common stock. Therefore, we revised the expected volatility factor used to estimate the fair value of stock-options awarded during the third quarter of 2005 to be based on a blend of historical volatility of our common stock and implied volatility of our tradable forward put and call options to purchase and sell shares of our common stock. Prior to the third quarter of 2005, we estimated future volatility based on historical

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options.
      Expected Option Lives: In the third quarter of 2005, we revised our estimate of expected life based on our review of historical patterns for exercises of stock options. We took the average of (1) an assumption that all outstanding options are exercised upon achieving their full vesting date and (2) an assumption that all outstanding options will be exercised at the midpoint between the current date (i.e., the date awards have ratably vested through) and their full contractual term. In determining the estimate, we considered several factors, including the historical option exercise behavior of our employees and the terms and vesting periods of the options granted.
      The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Expected option lives	5.7 years	6 years	5.8 years	6 years
Risk free interest rate	4.2%	4.0%	4.0%	4.1%
Expected volatility	38.6%	44.7%	41.0%	44.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average option grant price	$12.19	$12.76	$12.43	$14.32
Weighted-average fair value of options granted	$5.27	$6.20	$5.63	$6.97

Note 4:	Acquisitions and Dispositions

Acquisitions
      We did not make any acquisitions during the three and nine months ended September 30, 2005. We acquired one company during the first nine months of 2004 for $6.8 in cash. The results of operations of this acquired company were included in our consolidated results from its respective acquisition date. During the three months ended September 30, 2005 and 2004, we made stock payments related to acquisitions made in prior years of $0.4 and $2.1. We also made stock payments related to acquisitions initiated in prior years of $12.1 and $17.9 during the nine months ended September 30, 2005 and 2004, respectively. Details of cash paid for new and prior acquisitions are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Cash paid for current year acquisitions	$—	$0.3	$—	$6.8
Cash paid for prior acquisitions	30.9	7.2	86.4	137.0

Net cash paid for acquisitions	$30.9	$7.5	$86.4	$143.8

Dispositions
      Throughout 2005 we completed the sale of several businesses, in both our Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”) segments. For information on our

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
business units that are included in each segment, please see Note 16. The results of operations as well as the gain or loss on sale of each of these agencies was not material to the consolidated financial statements in any of the periods presented.

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
      On July 1, 2004, the British Racing Drivers Club (“BRDC”) agreed to vary the terms of the lease agreement relating to the Silverstone race track and we entered into a series of agreements regarding the potential termination of our remaining Motorsports obligations in the UK. These agreements gave us the right to terminate our lease obligations at the Silverstone race track and related agreements, which we exercised on November 1, 2004. In connection with these agreements, we paid the BRDC approximately $49.0 in three installments. The first installment of approximately $24.5 was paid on July 1, 2004, the second installment of approximately $16.0 was paid on September 30, 2004, and the third installment of approximately $8.5 was paid on October 7, 2004. As a result of these agreements, we recorded a pre-tax charge in the third quarter of 2004 of $33.6 in Motorsports contract termination costs. This charge is net of existing reserves of $9.9. The payments also include $5.5 in office and general expenses reflecting the amount of lease expense associated with our continued use of the leased property through the third and fourth quarters of 2004.

NFO —
      In July 2004, we received $10.0 from Taylor Nelson Sofres plc (“TNS”) as a final payment with respect to the sale of NFO, which resulted in a $6.5 gain, net of tax. The results of NFO are classified as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, and, accordingly, the results of operations and cash flows have been removed from our results of continuing operations and cash flows for prior periods.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 5:	Restructuring Charges (Reversals)
      During the three months ended September 30, 2005 and 2004, we recorded net (reversals) and charges related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of ($0.9) and $1.1, respectively, which included the impact of adjustments resulting from changes in management’s estimates as described below. For the nine months ended September 30, 2005 and 2004, we recorded net (reversals) and charges of ($9.7) and $66.6, respectively. The 2003 program was initiated in response to softness in demand for advertising and marketing services. The 2001 program was initiated following the acquisition of True North Communications Inc. and was designed to integrate the acquisition and improve productivity. Total inception to date net charges for the 2003 and 2001 programs were $223.6 and $639.2, respectively. Substantially all activities under the 2003 and 2001 programs have been completed. A summary of the net (reversals) and charges by segment is as follows:

	For the Three Months Ended September 30,

	Lease Termination and			Severance and
	Other Exit Costs			Termination Costs

	2003	2001		2003	2001
	Program	Program	Total	Program	Program	Total	Total

2005 Restructuring Charges (Reversals)
IAN	$(1.3)	$(0.1)	$(1.4)	$(0.1)	$—	$(0.1)	$(1.5)
CMG	0.2	0.7	0.9	(0.3)	—	(0.3)	0.6

Total	$(1.1)	$0.6	$(0.5)	$(0.4)	$—	$(0.4)	$(0.9)

2004 Restructuring Charges (Reversals)(Restated)
IAN	$9.2	$(0.3)	$8.9	$(0.7)	$—	$(0.7)	$8.2
CMG	(7.3)	0.7	(6.6)	(0.1)	—	(0.1)	(6.7)
Corporate	—	(0.2)	(0.2)	(0.1)	(0.1)	(0.2)	(0.4)

Total	$1.9	$0.2	$2.1	$(0.9)	$(0.1)	$(1.0)	$1.1

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	For the Nine Months Ended September 30,

	Lease Termination and			Severance and
	Other Exit Costs			Termination Costs

	2003	2001		2003	2001
	Program	Program	Total	Program	Program	Total	Total

2005 Restructuring Charges (Reversals)
IAN	$(5.7)	$(0.8)	$(6.5)	$(0.3)	$—	$(0.3)	$(6.8)
CMG	(0.8)	(1.0)	(1.8)	(0.5)	—	(0.5)	(2.3)
Corporate	(0.1)	(0.5)	(0.6)	—	—	—	(0.6)

Total	$(6.6)	$(2.3)	$(8.9)	$(0.8)	$—	$(0.8)	$(9.7)

2004 Restructuring Charges (Reversals)(Restated)
IAN	$37.8	$(6.8)	$31.0	$14.4	$(4.3)	$10.1	$41.1
CMG	8.9	7.8	16.7	5.4	(0.7)	4.7	21.4
Corporate	4.3	(0.2)	4.1	0.1	(0.1)	—	4.1

Total	$51.0	$0.8	$51.8	$19.9	$(5.1)	$14.8	$66.6

Lease Termination and Other Exit Costs

2003 Program
      Net (reversals) and charges for the three months ended September 30, 2005 and 2004 were ($1.1) and $1.9, respectively, comprised of charges of $0.3 and $9.8, offset by adjustments to management estimates of ($1.4) and ($7.9), respectively. Net (reversals) and charges for the nine months ended September 30, 2005 and 2004, were ($6.6) and $51.0, respectively, comprised of charges of $2.1 and $70.3, offset by adjustments to management estimates of ($8.7) and ($19.3), respectively. Charges were recorded at net present value and net of estimated sublease rental income. The discount related to lease terminations is being amortized over the expected remaining term of the related lease and is the primary amount included as charges for the three and nine months ended September 30, 2005. In addition, for the three and nine months ended September 30, 2004, charges were recorded for vacating 4 and 40 offices, respectively, located primarily in the US and Europe. Given the remaining life of the vacated leased properties, cash payments are expected to be made through 2015.
      In addition to amounts recorded as restructuring charges, we recorded charges of $0.6 and $10.9 during the three and nine months ended September 30, 2004, respectively, related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses on our Consolidated Statements of Operations.

2001 Program
      Net charges related to lease termination and other exit costs of $0.6 and $0.2 for the three months ended September 30, 2005 and 2004, respectively, resulted from the impact of adjustments to management estimates. Net (reversals) and charges of ($2.3) and $0.8 for the nine months ended September 30, 2005 and 2004, respectively, resulted from the impact of adjustments to management estimates. Given the remaining life of the vacated leased properties, cash payments are expected to be made through 2024.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Adjustments to Estimates
      Lease termination and other exit costs for the 2003 and 2001 restructuring programs included the net impact of adjustments for changes in management estimates, which decreased the reserves by $0.8 and $7.7 for the three months ended September 30, 2005 and 2004, respectively. The net decrease to the restructuring reserves was $11.0 and $18.5 for the nine months ended September 30, 2005 and 2004, respectively. Adjustments to management estimates of net lease obligations included both increases and decreases to the restructuring reserve balance as a result of several factors. The significant factors were our negotiation of terms upon the exit of leased properties, changes in sublease rental income and utilization of previously vacated properties by certain of our agencies due to improved economic conditions in certain markets, all of which occurred during the period in which the related adjustment to the reserve was recorded.

Severance and Termination Costs

2003 Program
      Net reversals related to severance and termination costs of ($0.4) for the three months ended September 30, 2005, resulted from the impact of adjustments to management’s estimates. Net reversals for the three months ended September 30, 2004 were ($0.9), comprised of charges of $0.4, offset by adjustments to management estimates of ($1.3). Net reversals related to severance and termination costs of ($0.8) for the nine months ended September 30, 2005, resulted from the impact of adjustments to management’s estimates. Net charges for the nine months ended September 30, 2004 were $19.9, comprised of charges of $24.9, partially offset by adjustments to management estimates of ($5.0). Charges during the nine months ended September 30, 2004 related to a worldwide workforce reduction of approximately 400 employees. The restructuring program affected employee groups across all levels and functions, including executive, regional and account management and administrative, creative and media production personnel. The majority of the severance charges related to the US and Europe, with the remainder in Asia and Latin America.

2001 Program
      There were no net (reversals) or charges related to severance and termination costs for the three and nine months ended September 30, 2005. Net reversals of ($0.1) and ($5.1) for the three and nine months ended September 30, 2004, respectively, resulted from the impact of adjustments to management estimates.

Adjustments to Estimates
      Severance and termination costs associated with the 2003 and 2001 restructuring programs included the net impact of adjustments for changes in management estimates, which decreased the restructuring reserves by $0.4 and $1.4 for the three months ended September 30, 2005 and 2004, respectively. The net decrease to the restructuring reserves was $0.8 and $10.1 for the nine months ended September 30, 2005 and 2004, respectively. Adjustments to management estimates of severance and termination obligations included both increases and decreases to the restructuring reserve balance as a result of several factors. The significant factors were the decrease in the number of terminated employees, change in amounts paid to terminated employees and change in estimates of taxes and restricted stock payments related to terminated employees, all of which occurred during the period in which the related adjustment to the reserve was recorded.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
      A summary of the remaining liability for the 2003 and 2001 restructuring programs is as follows:

	Liability at					Liability at
	12/31/04	Charges	Payments	Adjustments	Other	9/30/05

2003 Program
Lease termination and other exit costs	$51.0	$2.1	$(16.3)	$(8.7)	$(2.1)	$26.0
Severance and termination costs	7.2	—	(2.8)	(0.8)	(0.4)	3.2

Total	$58.2	$2.1	$(19.1)	$(9.5)	$(2.5)	$29.2

2001 Program
Lease termination and other exit costs	$37.2	$—	$(11.7)	$(2.3)	$0.2	$23.4
Severance and termination costs	1.6	—	(0.9)	—	—	0.7

Total	$38.8	$—	$(12.6)	$(2.3)	$0.2	$24.1

Note 6:	Land, Building and Equipment
      The following table provides a summary of the components of land, buildings and equipment:

	September 30,	December 31,
	2005	2004

Land and buildings	$100.5	$111.1
Furniture and equipment	1,030.7	1,038.6
Leasehold improvements	565.8	571.3

	1,697.0	1,721.0
Less: accumulated depreciation	(1,023.3)	(998.1)

Land, buildings and equipment, net	$673.7	$722.9

Note 7:	Goodwill
      Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. In order to determine the fair value of net assets for new agency acquisitions, valuations are performed based on several factors, including the type of service offered, competitive market position, brand reputation and geographic coverage. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible and other intangible net assets. As a result, a substantial portion of the purchase price is allocated to goodwill. Changes to goodwill include both current year and deferred payments related to acquisitions. We perform an impairment review of goodwill annually or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
      The changes in the carrying value of goodwill by segment for the nine months ended September 30, 2005 are as follows:

	IAN	CMG	Total

Balance as of December 31, 2004	$2,753.5	$388.1	$3,141.6
Goodwill from prior acquisitions	34.0	37.8	71.8
Other (primarily currency translation)	(40.8)	(6.6)	(47.4)

Balance as of September 30, 2005	$2,746.7	$419.3	$3,166.0

Note 8:	Long-Lived Asset Impairment and Other Charges
      The following table summarizes long-lived asset impairment and other charges:

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,

		2004					2004
	2005	(Restated)				2005	(Restated)

				Motor-					Motor-
	IAN	IAN	CMG	sports	Total	IAN	IAN	CMG	sports	Total

Goodwill impairment	$0.2	$216.2	$90.4	$—	$306.6	$0.2	$220.2	$90.4	$—	$310.6
Fixed asset impairment	0.5	0.1	0.4	0.4	0.9	0.5	1.1	0.4	2.7	4.2
Other	—	0.1	—	—	0.1	—	1.6	—	—	1.6

Total	$0.7	$216.4	$90.8	$0.4	$307.6	$0.7	$222.9	$90.8	$2.7	$316.4

2004 Impairments
      IAN — During the three and nine months ended September 30, 2004, we recorded goodwill impairment charges of approximately $216.2 and $220.2 at The Partnership reporting unit, which was comprised of Lowe Worldwide, Draft, Mullen, Dailey & Associates and Berenter Greenhouse & Webster. Our long-term projections showed previously unanticipated declines in discounted future operating cash flows due to recent client losses, reduced client spending and declining industry valuation metrics. These discounted future operating cash flow projections caused the estimated fair values of The Partnership to be less than their book values. The Partnership was subsequently disbanded in the fourth quarter of 2004.
      CMG — During both the three and nine months ended September 30, 2004, we recorded goodwill impairment charges of approximately $90.4 at the CMG reporting unit, which is comprised of Weber Shandwick, Golin Harris, DeVries Public Relations and FutureBrand. The fair value of CMG was adversely affected by declining industry market valuation metrics, specifically, a decrease in the EBITDA multiples used in the underlying valuation calculations. The impact of the lower EBITDA multiples caused the calculated fair value of CMG goodwill to be less than the related book value.

Note 9:	Expense and Other Income

Investment Impairments
      We recorded investment impairments of $1.5 and $33.8 for the three months ended September 30, 2005 and 2004, respectively. We recorded investment impairments of $5.1 and $37.0 for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, the principal components of the investment impairments were a $3.6 charge related to a decline in value of certain available-for-sale investments that were determined to be other than temporary, recorded during

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
the second quarter of 2005, as well as a $1.5 charge related to an impairment of an unconsolidated investment, which was recorded in the third quarter of 2005. For the three and nine months ended September 30, 2004, the principal component of the investment impairments was a $31.0 charge related to the impairment of our unconsolidated investment in a German advertising agency, Springer & Jacoby, as a result of a decrease in projected operating results.

Other Income (Expense)
      The following table sets forth the components of other income (expense):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Gains (losses) on sales of businesses	$0.1	$(1.8)	$12.7	$(1.2)
Gains on sales of available-for-sale securities and miscellaneous investment income	0.8	1.1	7.3	4.0

Total other income (expense)	$0.9	$(0.7)	$20.0	$2.8

      During the nine months ended September 30, 2005, we sold our remaining equity ownership interest in Delaney Lund Knox Warren & Partners, an agency within The FCB Group, for a gain of approximately $8.3, which was recorded during the first quarter of 2005. The remaining balance of income from the sales of businesses as well as investment income relates to a number of immaterial transactions.

Note 10:	Recent Accounting Standards
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
      In December 2004, SFAS No. 153, Exchanges of Nonmonetary Assets, was issued, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be recorded and measured at the fair value of the assets exchanged. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with exceptions for exchanges of nonmonetary assets that do not have reasonably determinable fair values or commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in reporting periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our Consolidated Balance Sheet or Statement of Operations.

Note 11:	Effective Income Tax Rate
      We recorded an income tax (benefit) of $(29.9) on a pretax loss of $124.2 for the three months ended September 30, 2005. Our effective tax rate was (24.1%). For the three months ended September 30, 2004, we recorded an income tax provision of $130.0, although we had a pretax loss of $370.9. The difference between the effective tax rate and statutory rate of 35% is due to state and local taxes and the effect of non-US operations. Several discrete items also impacted the effective tax rate in 2005. The most significant item negatively impacting the effective tax rate was the establishment of approximately $14.4 of valuation allowances on certain deferred tax assets, as well as on losses incurred in non-U.S. jurisdictions which receive no benefit. Other discrete items impacting the effective tax rates for 2005 and 2004 were restructuring charges and long-lived asset and investment impairment charges.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
      We recorded income tax provisions of $14.8 and $131.6 for the nine months ended September 30, 2005 and 2004, respectively, although we had a pretax loss in each period of $206.8 and $537.1, respectively. The difference between the effective tax rate and statutory rate of 35% is due to state and local taxes and the effect of non-US operations. Several discrete items also impacted the effective tax rate in 2005. The most significant item negatively impacting the effective tax rate was the establishment of approximately $60.2 of valuation allowances on certain deferred tax assets, as well as on losses incurred in non-U.S. jurisdictions which receive no benefit. Other discrete items impacting the effective tax rates for 2005 and 2004 were restructuring charges and long-lived asset and investment impairment charges.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 12:	Debt

Long-Term Debt
      A summary of our long-term debt is as follows:

	September 30,	December 31,
	2005	2004

7.875% Senior Unsecured Notes due 2005	$—	$255.0
Floating Rate Senior Unsecured Notes due 2008	250.0	—
5.40% Senior Unsecured Notes due 2009 (less unamortized discount of $0.3)	249.7	249.7
7.25% Senior Unsecured Notes due 2011	499.1	500.0
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.9)	350.3	347.3
4.50% Convertible Senior Notes due 2023	800.0	800.0
Other notes payable and capitalized leases	40.2	42.1

Total long-term debt	2,189.3	2,194.1
Less: current portion	5.3	258.1

Long-term debt, excluding current portion	$2,184.0	$1,936.0

      Long-term debt has a fair value of approximately $2,231.8 and $2,447.0 at September 30, 2005 and December 31, 2004, respectively.

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
      The indenture governing our 4.50% Convertible Senior Notes (“4.50% Notes”) was also amended to provide for: (1) an extension from March 15, 2005 to September 15, 2009 of the date on or after which we may redeem the 4.50% Notes and (2) an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.

Convertible Senior Notes
      The 4.50% Notes are convertible to common stock at a conversion price of $12.42 per share, subject to adjustment in specified circumstances. They are convertible at any time if the average price of our

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
common stock for 20 trading days immediately preceding the conversion date is greater than or equal to a specified percentage, beginning at 120% in 2003 and declining 0.5% each year until it reaches 110% at maturity, of the conversion price. They are also convertible, regardless of the price of our common stock, if: (i) we call the 4.50% Notes for redemption; (ii) we make specified distributions to shareholders; (iii) we become a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities) or (iv) the credit ratings assigned to the 4.50% Notes by any two of Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are lower than Ba2, BB and BB, respectively, or the 4.50% Notes are no longer rated by at least two of these ratings services. Because of our current credit ratings, the 4.50% Notes are currently convertible into approximately 64.4 shares of our common stock.
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

Credit Arrangements
      We have committed and uncommitted lines of credit with various banks that permit borrowings at variable interest rates. At September 30, 2005 and December 31, 2004, there were no borrowings under our committed facilities, however, there were borrowings under the uncommitted facilities made by several of our international subsidiaries totaling $61.4 and $67.8, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries.
      Our primary bank credit agreement is a three-year revolving credit facility (“Three-Year Revolving Credit Facility”). The Three-Year Revolving Credit Facility expires on May 9, 2007 and, as amended, provides for borrowings of up to $500.0, of which $200.0 is available for the issuance of letters of credit. The outstanding amount of letters of credit was $157.4 and $165.4 as of September 30, 2005 and December 31, 2004, respectively. Our $250.0 364-Day Revolving Credit Facility expired on September 30, 2005.
      The Three-Year Revolving Credit Facility was amended and restated on September 27, 2005 and amended as of October 17, 2005 to increase the amount that we may borrow under the facility by $50.0 to $500.0 and to add a lender. On November 7, 2005, we amended the Three-Year Revolving Credit Facility, effective as of September 30, 2005, to amend the financial covenants for the period ended September 30, 2005 and extend the period during which long-lived asset and impairment charges in an aggregate amount not to exceed $500.0 may be recognized but not included in the calculation of EBITDA. For a description of prior waivers and amendments, see Note 11 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K/ A.
      The current terms of our Three-Year Revolving Credit Facility do not permit us: (i) to make cash acquisitions in excess of $50.0 until October 2006, or thereafter in excess of $50.0 until expiration of the

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
agreement in May 2007, subject to increases equal to the net cash proceeds received during the applicable period from any disposition of assets or any business; (ii) to make capital expenditures in excess of $210.0 annually; (iii) to repurchase our common stock or to declare or pay dividends on our capital stock, except that we may declare or pay dividends in shares of our common stock, declare or pay cash dividends on our preferred stock, and repurchase our capital stock in connection with the exercise of options by our employees or with proceeds contemporaneously received from an issue of new shares of our capital stock; and (iv) to incur new debt at our subsidiaries, other than unsecured debt incurred in the ordinary course of business, which may not exceed $10.0 in the aggregate with respect to our US subsidiaries.
      The amended Three-Year Revolving Credit Facility also sets forth revised financial covenants. These require that, as of the fiscal quarter ended September 30, 2005 and each fiscal quarter thereafter, we maintain:

(i) an interest coverage ratio of not less than that set forth opposite the corresponding quarter in the table below:

Fiscal Quarter Ending	Ratio

September 30, 2005	1.95 to 1
December 31, 2005	1.75 to 1
March 31, 2006	1.85 to 1
June 30, 2006	1.45 to 1
September 30, 2006	1.75 to 1
December 31, 2006	2.15 to 1
March 31, 2007	2.50 to 1

(ii) a debt to EBITDA ratio of not greater than that set forth opposite the corresponding quarter in the table below:

Fiscal Quarter Ending	Ratio

September 30, 2005	5.70 to 1
December 31, 2005	6.30 to 1
March 31, 2006	5.65 to 1
June 30, 2006	6.65 to 1
September 30, 2006	5.15 to 1
December 31, 2006	4.15 to 1
March 31, 2007	3.90 to 1

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

(iii) minimum levels of EBITDA for the four fiscal quarters ended of not less than that set forth opposite the corresponding quarter in the table below:

Four Fiscal Quarters Ending	Amount

September 30, 2005	$400.0
December 31, 2005	$360.0
March 31, 2006	$400.0
June 30, 2006	$340.0
September 30, 2006	$440.0
December 31, 2006	$545.0
March 31, 2007	$585.0
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
      We have in the past been required to seek and have obtained amendments and waivers of the financial covenants under our committed bank facilities. There can be no assurance that we will be in compliance with these covenants in future periods. If we do not comply and are unable to obtain the necessary amendments or waivers at that time, we would be unable to borrow or obtain additional letters of credit under the Three-Year Revolving Credit Facility and could choose to terminate the facility and cash collateralize any outstanding letters of credit. The lenders under the Three-Year Revolving Credit Facility would also have the right to terminate the facility, accelerate any outstanding principal and require us to provide a cash deposit in an amount equal to the total amount of outstanding letters of credit. The outstanding amount of letters of credit was $157.4 as of September 30, 2005. We have not drawn under the Three-Year Credit Facility over the past two years, and we do not currently expect to draw under it. So long as no amounts are outstanding under the Three-Year Revolving Credit Facility to accelerate, termination of the facility would not trigger the cross-acceleration provisions of our public debt.

Note 13:	Convertible Preferred Stock
      We currently have two series of convertible preferred stock outstanding: our 5.375% Series A Mandatory Convertible Preferred Stock and our 5.25% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”).
      On October 24, 2005, we completed a private offering of 0.525 shares of our Series B Preferred Stock at an aggregate offering price of $525.0. The initial purchasers have an overallotment option to purchase an additional 0.075 shares, which expires on November 18, 2005. The net proceeds from the sale of the Series B Preferred Stock were approximately $507.3 after deducting discounts to the initial purchasers and the estimated expenses of the offering. We intend to use the net proceeds from the offering for general corporate purposes.
      The Series B Preferred Stock carries a dividend yield of 5.25%. Annual dividends of $52.50 on each share of Series B Preferred Stock are payable quarterly in cash or, if certain conditions are met, in common stock, at our option on January 15th, April 15th, July 15th and October 15th of each year. Dividends are cumulative from the date of issuance and are payable on each payment date to the extent that we are in compliance with our credit facility, assets are legally available to pay dividends and our

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Board of Directors or an authorized committee of our board declares a dividend payable. The dividend rate will be increased by 1.0% and all series of our preferred stock then outstanding will have the right to elect two additional directors to the board if we do not pay dividends on the Series B Preferred Stock for six quarterly periods (whether consecutive or not). The dividend rate will be similarly increased if we do not file our periodic reports with the SEC within the 15 days of the required filing date during the first two year period following the closing of the offering.
      Each share of the Series B Preferred Stock is convertible at the option of the holder at any time into 73.1904 shares (actual number of shares) of our common stock, subject to adjustment upon the occurrence of certain events, which represents a conversion price of approximately $13.66, representing a conversion premium of approximately 30% over our closing stock price on October 18, 2005 of $10.51 per share. On or after October 15, 2010, each share of the Series B Preferred Stock may be converted at our option if the closing price of our common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference of $1,000 per share for 20 trading days during any consecutive 30 trading day period. The holders of the Series B Preferred Stock will have no voting rights except as set forth in the Certificate of Designations of the Series B Preferred Stock or as otherwise required by Delaware law from time to time. Holders of the Series B Preferred Stock will be entitled to an adjustment to the conversion rate if they convert their shares in connection with a fundamental change meeting certain specified conditions.
      The Series B Preferred Stock is, with respect to payments of dividends and rights upon liquidation, winding up or dissolution, junior to all of our existing and future debt obligations, on a parity with our 5.375% Series A Mandatory Convertible Preferred Stock and senior to our common stock. There are no registration rights with respect to the Series B Preferred Stock, shares of our common stock issuable upon conversion thereof or any shares of our common stock that may be delivered in connection with a dividend payment.

Note 14:	Employee Benefits
      The components of net periodic cost for pension and retiree medical plans are as follows:

	Domestic Pension		Foreign Pension		Postretirement
	Plans		Plans		Benefits

	2005	2004	2005	2004	2005	2004

		(Restated)		(Restated)		(Restated)
For the three months ended September 30,
Service cost for benefits earned	$0.2	$0.2	$3.9	$4.1	$0.1	$0.1
Interest accrued on benefit obligation	2.1	2.2	5.2	4.5	0.9	1.0
Expected return on plan assets	(2.4)	(2.5)	(3.6)	(3.0)	—	—
Amortization of:
Transition obligation	—	—	0.1	0.1	0.1	0.1
Unrecognized actuarial losses	1.6	1.0	1.7	1.3	0.2	0.1

Net periodic cost	$1.5	$0.9	$7.3	$7.0	$1.3	$1.3

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Domestic Pension				Postretirement
	Plans		Foreign Pension Plans		Benefits

	2005	2004	2005	2004	2005	2004

		(Restated)		(Restated)		(Restated)
For the nine months ended September 30,
Service cost for benefits earned	$0.6	$0.6	$11.9	$12.3	$0.3	$0.3
Interest accrued on benefit obligation	6.5	6.6	15.1	13.4	2.7	3.0
Expected return on plan assets	(7.2)	(7.5)	(10.4)	(8.7)	—	—
Amortization of:
Transition obligation	—	—	0.1	0.1	0.1	0.1
Prior service cost	(0.2)	(0.2)	0.1	0.1	—	—
Unrecognized actuarial losses	4.8	3.2	5.1	4.1	0.6	0.3

Net periodic cost	$4.5	$2.7	$21.9	$21.3	$3.7	$3.7

      During the three months ended September 30, 2005, we made contributions of $0.4 and $7.4 to our domestic and foreign pension plans, respectively. During the nine months ended September 30, 2005, we made contributions of $0.9 and $16.5 to our domestic and foreign pension plans, respectively.
      We anticipate making contributions during the fourth quarter of 2005 of $0.0 and $6.3 to our domestic and foreign pension plans, respectively.

Note 15:	Derivative and Hedging Instruments
      In January 2005, we entered into an interest rate swap which synthetically converted $150.0 of fixed rate debt to floating rates. The interest rate swap effectively converted $150.0 of the $500.0, 7.25% Senior Unsecured Notes due August 2011 to floating rate debt and matured on the same day the debt was due. Under the terms of the interest rate swap agreement we paid a floating interest rate, based on one-month LIBOR plus a spread of 297.0 basis points, and received the fixed interest rate of the underlying bond being hedged.
      On May 25, 2005, we terminated our three long-term interest rate swap agreements covering the $350.0, 6.25% Senior Unsecured Notes due November 2014 and our long-term interest rate swap agreement covering the $150.0 of the $500.0, 7.25% Senior Unsecured Notes due August 2011 described above. In connection with the termination, our net cash receipts were approximately $1.1, which will be recorded as an offset to interest expense over the remaining life of the related debt.

Note 16:	Segment Information
      We are organized into five global operating divisions and a group of leading stand-alone agencies. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operating divisions are grouped into two reportable segments. The largest segment, Integrated Agency Networks (“IAN”), is comprised of McCann Worldgroup (“McCann”), The FCB Group (“FCB”), The Lowe Group (“Lowe”), Draft (“Draft”) and our stand-alone agencies. Our stand-alone agencies include Deutsch, Campbell-Ewald, Hill Holliday, and Mullen. IAN also includes our media agencies, Initiative Media and Magna Global which are part of our leading stand-alone agencies, and Universal McCann which is part of McCann. The second segment, Constituency Management Group (“CMG”), includes Weber Shandwick, DeVries, MWW FutureBrand, GolinHarris, Jack Morton and Octagon Worldwide.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
During the period ended September 30, 2004, we had a third reportable segment comprised of the Motorsports operations, which was sold during 2004.
      Certain corporate and other charges are reported as a separate line within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses which are not fully allocated to operating divisions, as shown in the table below. Salaries and related expenses include salaries, pension, bonus and medical and dental insurance expenses, for corporate office employees. Professional fees include costs related to internal control compliance and remediation, cost of restatement efforts, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Professional fees also include the cost of temporary financial professionals associated with work on our restatement activities during 2005. Rent and depreciation includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost for fire, liability and automobile premiums. Bank fees relate to cash management activity administered by the corporate office. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the weighted average net revenues of the operating unit. Amounts allocated also include specific charges for information technology related projects which are allocated based on utilization. The majority of the Corporate costs, including most of the costs associated with internal control compliance and remediation, are not allocated back to operating segments. The following expenses are included in Corporate and other:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Salaries, benefits and related expenses	$39.6	$43.9	$131.4	$116.9
Professional fees	60.3	28.1	142.9	87.1
Rent and depreciation	12.3	8.9	34.6	27.9
Corporate insurance	6.2	8.3	19.8	23.7
Bank fees	0.5	0.3	1.6	2.0
Other	3.8	5.7	6.9	9.2
Amounts allocated to operating divisions	(48.0)	(34.0)	(124.8)	(97.0)

Total Corporate and other	$74.7	$61.2	$212.4	$169.8

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
      Summarized financial information concerning our reportable segments is shown in the following table. Amounts disclosed as revenue from unaffiliated customers include immaterial amounts of intersegment revenues.

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Revenue:
IAN	$1,215.5	$1,256.5	$3,723.1	$3,699.2
CMG	226.3	226.0	663.6	674.9
Motorsports	0.4	36.6	2.0	47.2

Consolidated revenue	$1,442.2	$1,519.1	$4,388.7	$4,421.3

Segment operating income (loss):
IAN	$(37.4)	$72.4	$41.3	$218.9
CMG	15.3	25.7	24.7	54.0
Motorsports	(0.2)	0.6	1.0	(12.1)
Corporate and other	(74.7)	(61.2)	$(212.4)	$(169.8)

Total segment operating income (loss)	$(97.0)	$37.5	$(145.4)	$91.0

Reconciliation to loss before taxes:
Restructuring charges	0.9	(1.1)	9.7	(66.6)
Long-lived asset impairment and other charges	(0.7)	(307.6)	(0.7)	(316.4)
Motorsports contract termination costs	—	(33.6)	—	(113.6)
Interest expense	(47.2)	(42.7)	(137.1)	(128.6)
Debt prepayment penalty	(1.4)	—	(1.4)	—
Interest income	21.8	11.1	53.2	31.3
Investment impairments	(1.5)	(33.8)	(5.1)	(37.0)
Other income (expense)	0.9	(0.7)	20.0	2.8

Loss before income taxes	$(124.2)	$(370.9)	$(206.8)	$(537.1)

Depreciation and amortization:
IAN	$32.7	$35.1	$93.4	$106.0
CMG	3.2	3.2	14.6	16.6
Corporate and Other	4.6	3.4	13.6	12.6

Total depreciation and amortization	$40.5	$41.7	$121.6	$135.2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004

Total assets:
IAN	$9,252.0	$9,901.0
CMG	934.9	928.6
Corporate and Other	1,098.6	1,442.7

Total assets	$11,285.5	$12,272.3

Note 17:	Commitments and Contingencies

Shares Deliverable Under Securities Class Actions
      In the fourth quarter of 2004, we settled thirteen federal securities class actions against us and certain of our present and former directors and officers. Under the terms of the settlement, we have agreed to pay $115.0, comprised of $20.0 in cash and $95.0 in shares of our common stock at a value of $14.50 per share. On November 4, 2004, the court entered an order granting final approval of the settlement. The term of appeal for the settlement expired during the fourth quarter of 2004. During the fourth quarter of 2004, the $20.0 cash portion of the settlement was paid into escrow and 0.8 of the settlement shares were issued to the plaintiffs’ counsel as payment of their fee.
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

SEC Investigation
      The SEC has been conducting a formal investigation into the restatement of our financial statements. The investigation originally addressed only the restatements we made in 2002, and in 2005 it expanded to encompass the restatement we made in September 2005. We are cooperating fully with the investigation.

Other Legal Matters
      We are involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition, results of operations, or our cash flows.

Note 18:	Restatement
      On September 30, 2005, we filed our 2004 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the first and second quarters of 2005. These filings had been delayed because of the extensive additional work necessary to compensate for material weaknesses in our internal control over financial reporting and to complete a restatement of our previously reported financial statements. On October 17, 2005, we amended our 2004 Annual Report by filing a Form 10-K/ A to correct certain matters.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
      In our 2004 Annual Report on Form 10-K/ A, we restated our financial statements and other financial information for the years ended December 31, 2003, 2002, 2001 and 2000 and for the quarters ended March 31, June 30 and September 30 of 2004 and 2003. The restatement also affected periods prior to 2000, which is reflected as an adjustment to opening retained earnings as of January 1, 2000. The restatement adjustments relate to errors in accounting for revenue, acquisitions, leases, international compensation arrangements and goodwill impairment, as well as the results of internal investigations into employee misconduct and other miscellaneous adjustments. In connection with the restatement:

•	We recognized total restatement adjustments as of September 30, 2004, the date for which we last published financial statements prior to the September 30, 2005 restatement, of approximately $550.0, or 27.5% of the previously reported September 30, 2004 stockholders’ equity balance.

•	We recorded additional liabilities for vendor discounts or credits, internal investigations and international compensation agreements which amount to $242.3, $114.8 (including $37.5 of additional vendor discounts or credits) and $40.3, respectively, as of December 31, 2004. These amounts are estimates as of such date of our liabilities that we believe are sufficient to cover the obligations that we may have to our clients, vendors and various authorities in the jurisdictions involved. We estimate that we will pay approximately $250.0 related to these liabilities over the next 24 months. No material payments have been made through September 30, 2005.

•	We disclosed the results of certain internal investigations into employee misconduct. Some of these investigations revealed instances of both unintentional errors in our accounting as well as the deliberate falsification of accounting records. The instances of deliberate falsification included evasion of taxes in certain jurisdictions outside the United States, inappropriate charges to clients, diversion of corporate assets, non-compliance with local laws and regulations, and other improprieties.
      As a result of the various disclosures that were made in our 2004 Annual Report on Form 10-K/A, we anticipate that the authorities in certain jurisdictions may undertake reviews to determine whether any of the activities disclosed violated local laws and regulations. This may lead to further investigations by various authorities including the tax authorities and the levy of potentially additional assessments including possible fines and penalties. While we intend to defend against any assessment that we determine to be unfounded, nevertheless we could receive assessments which may be substantial. However, it cannot be determined at this time whether such investigations would be commenced or, if they are, what the outcome will be with any reasonable certainty.
      For information on the restatement and the impact of the restatement on our financial statements for the period ended September 30, 2004, we refer you to Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Filed Financial Statements, and Note 20, Results by Quarter, in our 2004 Annual Report on Form 10-K/ A. In the 2004 Annual Report on Form 10-K/ A, we disclosed our expectation that we would sell certain agencies involved in the internal investigations we described in that report. In several countries, we plan on signing affiliation agreements with management including McCann agencies in Azerbaijan, Kazakhstan, Uzbekistan, Bulgaria and an FCB agency in Spain, in addition to the McCann agency in Ukraine as previously disclosed.

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

OVERVIEW provides an analysis of our performance, and a description of the significant events impacting three and nine months ended September 30, 2005.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for the three and nine month periods ended September 30, 2005 compared to 2004.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing and derivatives and hedging activities.

INTERNAL CONTROL OVER FINANCIAL REPORTING provides a description of the status of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related rules.

RESTATEMENT provides an overview of our recent restatement of previously published financial statements.

CRITICAL ACCOUNTING POLICIES, by reference to our 2004 Annual Report on Form 10-K/A, provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

OTHER MATTERS provides a discussion of our significant non-operational items which impact our financial statements, such as the SEC investigation.

RECENT ACCOUNTING STANDARDS, by reference to Note 10 to the Consolidated Financial Statements, provides a description of accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting statements which were adopted during 2005.
OVERVIEW

Three and Nine Months Ended September 30, 2005 Performance
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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Organic revenue growth (decline) % vs. prior year	(2.6)%	2.5%	—	0.7%
Operating margin %	(6.7)%	(20.1)%	(3.1)%	(9.2)%
Salaries and related expenses as a % of revenue	66.8%	60.9%	65.9%	61.3%
Office and general expenses as a % revenue	39.9%	36.6%	37.4%	36.6%
      Organic decline in revenue was 2.6% for the three months ended September 30, 2005, and organic change was minimal for the nine months ended September 30, 2005. For the three months ended September 30, 2005, domestic organic decline in revenue was 5.0% while our international organic growth in revenue was 0.5%. For the nine months ended September 30, 2005, domestic organic decline in revenue was 1.1% while our international organic growth in revenue was 1.4%.
      Operating margin improved for the three and nine months ended September 30, 2005 when compared to the prior year. For the three months ended September 30, 2005, operating margin improved due to lower asset impairments and other charges of $306.9 and reduced contract termination charges related to the Motorsports business of $33.6. The operating margin, however, was negatively impacted by decreased revenues of $76.9, increased salaries and related expenses of $38.5 and increased office and general expense of $19.1. Our increase in operating expenses was the result of additional staffing in continuing operations to improve the accounting and control environment, develop shared services, and to support revenue growth targets.
      Operating margin for the nine months ended September 30, 2005 improved due to lower asset impairments and other charges of $315.7, reduced contract termination charges related to the Motorsports business of $113.6, and decreased restructuring charges of $76.3. The operating margin, however, was impacted by increased salaries and related expenses of $182.5, decreased revenues of $32.6, and increased office and general expense of $21.3. Our increase in operating expenses was the result of additional staffing in continuing operations to improve the accounting and control environment, develop shared services, and to support revenue growth targets.

Significant 2005 Activity and Subsequent Events

Income Statement

•	Total professional fees increased by $44.7 to $92.5 for the three months ended September 30, 2005. We expect that professional fees will be higher in the fourth quarter. Total professional fees increased $85.6 to $228.3 for the nine months ended September 30, 2005. Professional fees are included in office and general expenses on the Consolidated Statements of Operations. These increases related primarily to our ongoing efforts in internal control compliance and remediation, costs associated with the restatement process, the development of information technology systems and processes related to our shared services initiatives, and audit fees.

•	Total salaries and related expenses increased by $38.5 to $963.8 for the three months ended September 30, 2005. Total salaries and related expenses increased by approximately $182.5 to $2,893.0 for the nine months ended September 30, 2005. These related primarily to additional staffing in continuing operations to improve the accounting and control environment, develop shared services, and to support revenue growth targets.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

•	Total charges of $14.4 and $60.2 for the three and nine months ended September 30, 2005, respectively, were recorded to increase our valuation allowance for deferred income tax assets primarily relating to foreign net operating loss carry forwards. Refer to Note 11 of the Consolidated Financial Statements for additional information.

•	Restructuring reversals of $0.9 and $9.7 were recorded for the three and nine months ended September 30, 2005, respectively, related to severance and termination costs and lease termination and other exit costs under the 2003 and 2001 restructuring programs. Restructuring reversals include $1.2 and $11.8 of income for the three and nine months ended September 30, 2005, respectively, due to changes in our original estimates. Refer to Note 5 of the Consolidated Financial Statements for additional information.

Financing Activities

•	We entered into waivers and amendments to our 364-Day and Three-Year Revolving Credit Facilities to waive any breach or default related to not complying in a timely manner with our reporting requirements. In addition, financial covenants with respect to our interest coverage ratio, debt to EBITDA ratio and minimum EBITDA for certain fiscal quarters were amended.

•	In March 2005, we completed a consent solicitation to amend the indentures governing five series of our outstanding public debt to provide that our failure to timely file our SEC reports would not constitute a default under the indentures until September 30, 2005.

•	In July 2005, we completed the issuance and sale of $250.0 Floating Rate Notes maturing 2008. We used the proceeds to redeem the 7.875% Senior Unsecured Notes maturing October 2005 with an aggregate principal amount of $250.0.

•	Our Three-Year Revolving Credit Facility was amended and restated as of September 27, 2005. The amendment revises certain of the negative and financial covenants under our existing Three-Year Revolving Credit Facility.

Subsequent to September 30, 2005

•	In October 2005, we entered into an amendment to our Three-Year Revolving Credit Facility to increase the amount that we may borrow by $50.0 to $500.0.

•	In October 2005, we issued 0.525 shares of Series B Cumulative Convertible Perpetual Preferred Stock at an aggregate price of $525.0 with net proceeds totaling approximately $507.3, after deducting discounts to the initial purchasers and the estimated expenses of the offering.

•	On November 7, 2005, we amended the Three-Year Revolving Credit Facility, effective as of September 30, 2005, to amend the financial covenants for the period ended September 30, 2005 and extend the period during which long-lived asset and impairment charges in an aggregate amount not to exceed $500.0 may be recognized but not included in the calculation of EBITDA.
RESULTS OF OPERATIONS

REVENUE
      As part of our restatement process, we issued accounting guidelines to our agencies to strengthen adherence to Staff Accounting Bulletin 104, Revenue Recognition. Our policies are further explained in our revenue recognition policy discussion in both MD&A and the footnotes to our Consolidated Financial

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Statements in our 2004 Annual Report on Form 10-K/A. This accounting guidance governs the timing of when revenue is recognized. Accordingly, if work is being performed in a given quarter but there is insufficient evidence of an arrangement, the related revenue would be deferred to a future quarter when the evidence is obtained. However, our costs of services are primarily expensed as incurred, except that significant incremental direct costs may be deferred under a significant long term contract until it is complete. As revenue is deferred until completion of the contract in these circumstances and cash collection is assured and costs are primarily expensed as incurred, this will have a negative impact on our operating margin until the period in which the revenue can be recognized. While this will not affect cash flow, it will affect organic revenue growth and margins and this effect is likely to be greater in comparing quarters than in comparing full years.
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
      The components of the change were as follows:

	Total		Domestic			International

Three Months Ended	$ Change	% Change	$ Change	% Change	% of Total	$ Change	% Change	% of Total

September 30, 2004 (Restated)	$1,519.1		$866.4		57.0%	$652.7		43.0%

Foreign currency changes	13.5	0.9%	—	—		13.5	2.1%
Net acquisitions/divestitures	(50.7)	(3.3)%	(4.8)	(0.6)%		(45.9)	(7.0)%
Organic	(39.7)	(2.6)%	(43.2)	(5.0)%		3.5	0.5%

Total change	(76.9)	(5.1)%	(48.0)	(5.5)%		(28.9)	(4.4)%
September 30, 2005	$1,442.2		$818.4		56.7%	$623.8		43.3%

      For the three months ended September 30, 2005, consolidated revenues decreased $76.9, or 5.1%, as compared to 2004, which was attributable to the effect of net acquisitions and divestitures of $50.7 and organic decrease in revenue of $39.7, partially offset by foreign currency exchange rate changes of $13.5.
      The increase due to foreign currency changes was primarily attributable to the strengthening of the Brazilian Real in relation to the US Dollar, which mainly affected our IAN segment. The effect of acquisitions and divestitures resulted largely from the sale of the Motorsports business and Transworld Marketing during 2004, offset by a 2004 acquisition at McCann.
      During 2005, the organic change in revenue of $39.7, or 2.6% was primarily driven by a decrease at IAN. The decrease at IAN was a result of client losses and decreased revenue from existing clients primarily in our US and European agencies, as well as the timing of revenue recognition which was

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
deferred in the current period primarily due to lack of persuasive evidence of arrangements with our customers.

	Total		Domestic			International

Nine Months Ended	$ Change	% Change	$ Change	% Change	% of Total	$ Change	% Change	% of Total

September 30, 2004 (Restated)	$4,421.3		$2,526.3		57.1%	$1,895.0		42.9%

Foreign currency changes	53.3	1.2%	—	—		53.3	2.8%
Net acquisitions/divestitures	(84.4)	(1.9)%	(13.7)	(0.5)%		(70.7)	(3.7)%
Organic	(1.5)	—	(27.3)	(1.1)%		25.8	1.4%

Total change	(32.6)	(0.7)%	(41.0)	(1.6)%		8.4	0.4%
September 30, 2005	$4,388.7		$2,485.3		56.6%	$1,903.4		43.4%

      For the nine months ended September 30, 2005, consolidated revenues decreased $32.6, or 0.7% as compared to 2004, which was attributable to the effect of net acquisitions and divestitures of $84.4, offset by foreign currency exchange rate effects of $53.3.
      The increase due to foreign currency changes were primarily attributable to the strengthening of the Brazilian Real in relation to the US Dollar, which primarily affected our IAN segment. The net effect of acquisitions and divestitures resulted largely from the sale of the Motorsports business and Transworld Marketing during 2004, offset by a 2004 acquisition at McCann.
      During 2005, organic decline in revenue was minimal, with an increase at IAN offset by a decrease at CMG. The increase at IAN was a result of additional revenue from existing clients, primarily in our US and European agencies, offset by client losses and the timing of revenue recognition which was deferred in the current period due to lack of persuasive evidence of arrangements with our customers. At CMG, the organic decrease in revenue was due primarily to declines in the domestic branding and events production services businesses. These declines were offset by growth in their public relations business worldwide and events production services business internationally in Europe and Australia.

OPERATING (INCOME) EXPENSES

	For the Three Months Ended September 30,

	2005		2004
			(Restated)

		% of		% of
	$	Revenue	$	Revenue	$ Change	% Change

Salaries and related expenses	$963.8	66.8%	$925.3	60.9%	$38.5	4.2%
Office and general expenses	575.4	39.9%	556.3	36.6%	19.1	3.4%
Restructuring charges (reversals)	(0.9)		1.1		(2.0)	(181.8)%
Long-lived asset impairment and other charges	0.7		307.6		(306.9)	(99.8)%
Motorsports contract termination costs	—		33.6		(33.6)	—

Total operating (income) expenses	$1,539.0		$1,823.9		$(284.9)	(15.6)%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	For the Nine Months Ended September 30,

	2005		2004
			(Restated)

		% of		% of
	$	Revenue	$	Revenue	$ Change	% Change

Salaries and related expenses	$2,893.0	65.9%	$2,710.5	61.3%	$182.5	6.7%
Office and general expenses	1,641.1	37.4%	1,619.8	36.6%	21.3	1.3%
Restructuring charges (reversals)	(9.7)		66.6		(76.3)	(114.6)%
Long-lived asset impairment and other charges	0.7		316.4		(315.7)	(99.8)%
Motorsports contract termination costs	—		113.6		(113.6)	—

Total operating (income) expenses	$4,525.1		$4,826.9		$(301.8)	(6.3)%

Salaries and Related Expenses
      Salaries and related expenses are the largest component of operating expenses and consist primarily of salaries, related benefits, and performance incentives. During the three months ended September 30, 2005, salaries and related expenses increased to 66.8% of revenue, compared to 60.9% in the prior year. During the nine months ended September 30, 2005, salaries and related expenses increased to 65.9% of revenues, compared to 61.3% in the prior year. The components of the change were as follows:

	For the Three Months Ended			For the Nine Months Ended

	Total			Total
			% of			% of
	$	% Change	Revenue	$	% Change	Revenue

September 30, 2004 (Restated)	$925.3		60.9%	$2,710.5		61.3%

Foreign currency changes	7.3	0.8%		29.5	1.1%
Net acquisitions/divestitures	(7.1)	(0.8)%		(26.4)	(1.0)%
Organic	38.3	4.1%		179.4	6.6%

Total change	38.5	4.2%		182.5	6.7%
September 30, 2005	$963.8		66.8%	$2,893.0		65.9%

Three Months Ended
      For the three months ended September 30, 2005, salaries and related expenses increased $38.3, excluding the increase related to foreign currency exchange rate changes of $7.3 and a decrease related to net acquisitions and divestitures of $7.1.
      Salaries and related expenses were impacted by changes in foreign currency rates, attributable to the strengthening of the Brazilian Real in relation to the US Dollar. The increase due to foreign currency rate changes was partially offset by impact of net acquisitions and dispositions, primarily the sale of Marketing Drive, Transworld Marketing, and the Motorsports business, during 2004, offset by a 2004 acquisition at McCann.
      The increase in salaries and related expenses excluding the impact of foreign currency and net acquisitions and divestitures was primarily the result of additional staffing in continuing operations to improve the accounting and control environment, develop shared services, and to support revenue growth targets. Additionally, higher severance expense also contributed to this increase due to certain employee and management terminations outside our restructuring programs. The increase was offset by lower incentive compensation expenses driven by a timing difference in the way incentive compensation was

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
recognized. As a result of a change in compensation plans during 2004, incentive compensation was modified to a more formula driven calculation. This resulted in compensation expense being recorded more evenly throughout the year versus the old plan whereby the incentive was discretionary and expense was recorded later in the year.

Nine Months Ended
      For the nine months ended September 30, 2005, salaries and related expenses increased $179.4, excluding the increase related to foreign currency exchange rate changes of $29.5 and a decrease related to net acquisitions and divestitures of $26.4.
      Salaries and related expenses were impacted by changes in foreign currency rates, attributable to the strengthening of the Brazilian Real in relation to the US Dollar. The increase due to foreign currency rate changes was partially offset by the impact of net acquisitions and dispositions, primarily due to the sale of the Motorsports business, Transworld Marketing, and Marketing Drive, offset by a 2004 acquisition at McCann.
      The increase in salaries and related expenses excluding the impact of foreign currency and net acquisitions and divestitures was primarily the result of additional staffing in continuing operations to improve the accounting and control environment, develop shared services, and to support revenue growth targets. Additionally, higher severance expense also contributed to this increase due to certain employee and management terminations outside our restructuring programs. The increase was offset by lower incentive compensation expenses due to decreased performance, and a decrease in pension expense.

Office and General Expenses
      Office and general expenses primarily consists of rent, office and equipment, depreciation, professional fees, other overhead expenses and certain out-of-pocket expenses related to our revenue. During the three months ended September 30, 2005, office and general expenses increased to 39.9% of revenue, compared to 36.6% in the prior year. During the nine months ended September 30, 2005, office and general expenses increased to 37.4% of revenue, as compared to 36.6% in the prior year. The components of the change were as follows:

	For the Three Months Ended			For the Nine Months Ended

	Total			Total
			% of			% of
	$	% Change	Revenue	$	% Change	Revenue

September 30, 2004 (Restated)	$556.3		36.6%	$1,619.8		36.6%

Foreign currency changes	5.1	0.9%		20.0	1.2%
Net acquisitions/divestitures	(41.8)	(7.5)%		(75.5)	(4.7)%
Organic	55.8	10.0%		76.8	4.7%

Total change	19.1	3.4%		21.3	1.3%
September 30, 2005	$575.4		39.9%	$1,641.1		37.4%

Three Months Ended
      For the three months ended September 30, 2005, office and general expenses increased $55.8, excluding a decrease related to net acquisitions and divestitures of $41.8 and the increase related to foreign currency exchange rate changes of $5.1.

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
      The increase in office and general expenses, excluding the impact of foreign currency and net acquisition and divestitures was primarily the result of an increase in professional fees from prior year driven by increased costs associated with the restatement process, the development of information technology systems and other processes related to our shared services initiatives, our ongoing efforts in internal control compliance and remediation, and increased audit fees. We expect that professional fees will be higher in the fourth quarter.

Nine Months Ended
      For the nine months ended September 30, 2005, office and general expenses increased $76.8, excluding the increase related to foreign currency exchange rate changes of $20.0 and a decrease related to net acquisitions and divestitures of $75.5.
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
      The significant increase in office and general expenses, excluding the impact of foreign currency and net acquisition and divestitures was primarily the result of higher professional fees driven by our ongoing efforts in internal control compliance and remediation, increased costs associated with the restatement process, the development of information technology systems and processes related to our shared services initiatives, and increased audit fees. This was slightly offset by lower occupancy and facility costs as compared to the prior year.

Restructuring Charges (Reversals)
      During the three months ended September 30, 2005 and 2004, we recorded net (reversals) and charges related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of ($0.9) and $1.1, respectively, which included the impact of adjustments resulting from changes in management’s estimates as described below. For the nine months ended September 30, 2005 and 2004, we recorded net (reversals) and charges of ($9.7) and $66.6, respectively. A summary of the net (reversals) and charges is as follows:

	For the Three Months Ended September 30,

	Lease Termination and			Severance and
	Other Exit Costs			Termination Costs

	2003	2001		2003	2001
	Program	Program	Total	Program	Program	Total	Total

2005 Restructuring Charges (Reversals)	$(1.1)	$0.6	$(0.5)	$(0.4)	$—	$(0.4)	$(0.9)

2004 Restructuring Charges (Reversals) (Restated)	$1.9	$0.2	$2.1	$(0.9)	$(0.1)	$(1.0)	$1.1

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	For the Nine Months Ended September 30,

	Lease Termination and			Severance and
	Other Exit Costs			Termination Costs

	2003	2001		2003	2001
	Program	Program	Total	Program	Program	Total	Total

2005 Restructuring Reversals	$(6.6)	$(2.3)	$(8.9)	$(0.8)	$—	$(0.8)	$(9.7)

2004 Restructuring Charges (Reversals) (Restated)	$51.0	$0.8	$51.8	$19.9	$(5.1)	$14.8	$66.6

Lease Termination and Other Exit Costs

Three Months Ended
      Net reversals related to lease termination and other exit costs for the three months ended September 30, 2005 were ($0.5), comprised of charges of $0.3, offset by adjustments to management estimates of ($0.8). Net charges for the three months ended September 30, 2004 were $2.1, comprised of charges of $9.8, offset by adjustments to management estimates of ($7.7). Charges were recorded at net present value net of estimated sublease rental income. The discount related to lease terminations is being amortized over the expected remaining term of the related lease and is the primary amount included as charges for the three months ended September 30, 2005. In addition, for the three months ended September 30, 2004, charges related to the vacating of four offices, located primarily in the US and Europe.
      In addition to amounts recorded as restructuring charges, we recorded charges of $0.6 during the three months ended September 30, 2004 related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses on our Consolidated Statements of Operations.

Nine Months Ended
      Net reversals related to lease termination and other exit costs for the nine months ended September 30, 2005 were ($8.9), comprised of charges of $2.1, offset by adjustments to management estimates of ($11.0). Net charges for the nine months ended September 30, 2004 were $51.8, comprised of charges of $70.3, partially offset by adjustments to management estimates of ($18.5). Charges were recorded at net present value net of estimated sublease rental income. The discount related to lease terminations is being amortized over the expected remaining term of the related lease and is the primary amount included as charges for the nine months ended September 30, 2005. In addition, for the nine months ended September 30, 2004, charges were recorded for the vacating of 40 offices, located primarily in the US and Europe.
      In addition to amounts recorded as restructuring charges, we recorded charges of $10.9 for the nine months ended September 30, 2004, related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses on our Consolidated Statements of Operations.

Severance and Termination Costs

Three Months Ended
      Net reversals related to severance and termination costs of ($0.4) for the three months ended September 30, 2005, resulted from the impact of adjustments to management’s estimates. Net reversals for

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
the three months ended September 30, 2004 were ($1.0), comprised of charges of $0.4, offset by adjustments to management estimates of ($1.4).

Nine Months Ended
      Net reversals related to severance and termination costs of ($0.8) for the nine months ended September 30, 2005, resulted from the impact of adjustments to management’s estimates. Net charges for the nine months ended September 30, 2004 were $14.8, comprised of charges of $24.9, partially offset by adjustments to management estimates of ($10.1).
      For additional information, see Note 5 to the Consolidated Financial Statements.

Long-Lived Asset Impairment and Other Charges
      The following table summarizes the long-lived asset impairment and other charges:

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,

	2005	2004 (Restated)				2005	2004 (Restated)

	IAN	IAN	CMG	Motorsports	Total	IAN	IAN	CMG	Motorsports	Total

Goodwill impairment	$0.2	$216.2	$90.4	$—	$306.6	$0.2	$220.2	$90.4	$—	$310.6
Fixed asset impairment	0.5	0.1	0.4	0.4	0.9	0.5	1.1	0.4	2.7	4.2
Other	—	0.1	—	—	0.1	—	1.6	—	—	1.6

Total	$0.7	$216.4	$90.8	$0.4	$307.6	$0.7	$222.9	$90.8	$2.7	$316.4

2004 Impairments
      IAN — During the three and nine months ended September 30, 2004, we recorded goodwill impairment charges of approximately $216.2 and $220.2 at The Partnership reporting unit, which was comprised of Lowe Worldwide, Draft, Mullen, Dailey & Associates and Berenter Greenhouse & Webster. Our long-term projections showed previously unanticipated declines in discounted future operating cash flows due to recent client losses, reduced client spending and declining industry valuation metrics. These discounted future operating cash flow projections caused the estimated fair values of The Partnership to be less than their book values. The Partnership was subsequently disbanded in the fourth quarter of 2004.
      CMG — During both the three and nine months ended September 30, 2004, we recorded goodwill impairment charges of approximately $90.4 at the CMG reporting unit, which is comprised of Weber Shandwick, Golin Harris, DeVries Public Relations and FutureBrand. The fair value of CMG was adversely affected by declining industry market valuation metrics, specifically, a decrease in the EBITDA multiples used in the underlying valuation calculations. The impact of the lower EBITDA multiples caused the calculated fair value of CMG goodwill to be less than the related book value.

Motorsports Contract Termination Costs
      As discussed in Note 4 to the Consolidated Financial Statements, during the three months ended September 30, 2004, we recorded a pretax charge of $33.6 related to a series of agreements with the British Racing Drivers Club regarding the termination of our remaining obligations in the United Kingdom. During the nine months ended September 30, 2004, we recorded a pretax charge of $113.6 related to a series of agreements with the British Racing Drivers Club and Formula One Administration

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Limited which release us from certain guarantees and lease obligations in the United Kingdom. We have exited this business and do not anticipate any additional material charges.

EXPENSES AND OTHER INCOME

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

		(Restated)				(Restated)
Interest expense	$(47.2)	$(42.7)	$(4.5)	10.5%	$(137.1)	$(128.6)	$(8.5)	6.6%
Debt prepayment penalty	(1.4)	—	(1.4)		(1.4)	—	(1.4)
Interest income	21.8	11.1	10.7	96.4%	53.2	31.3	21.9	70.0%
Investment impairments	(1.5)	(33.8)	32.3	(95.6)%	(5.1)	(37.0)	31.9	(86.2)%
Other income (expense)	0.9	(0.7)	1.6	(228.6)%	20.0	2.8	17.2	614.3%

Total	$(27.4)	$(66.1)	$38.7	(58.5)%	$(70.4)	$(131.5)	$61.1	(46.5)%

Interest Expense
      The increase in interest expense of $4.5 and $8.5 during the three and nine months ended September 30, 2005, respectively, was primarily due to waiver and consent fees incurred for the amendment of our existing debt agreements in 2005 and higher interest rates on newly issued debt when compared to extinguished debt.

Interest Income
      The increase in interest income of $10.7 and $21.9 during the three and nine months ended September 30, 2005, respectively, was primarily due to an increase in interest rates when compared to the prior year.

Investment Impairments
      We recorded investment impairments of $1.5 and $33.8 for the three months ended September 30, 2005 and 2004, respectively. We recorded investment impairments of $5.1 and $37.0 for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, the principal components of the investment impairments were a $3.6 charge related to a decline in value of certain available-for-sale investments that were determined to be other than temporary, recorded during the second quarter of 2005, as well as a $1.5 charge related to an impairment of an unconsolidated investment, which was recorded in the third quarter of 2005. For the three and nine months ended September 30, 2004, the principal component of the investment impairments was a $31.0 charge related to the impairment of our unconsolidated investment in a German advertising agency, Springer & Jacoby, as a result of a decrease in projected operating results.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Other Income (Expense)
      The following table sets forth the components of other income (expense):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Gains (losses) on sales of businesses	$0.1	$(1.8)	$12.7	$(1.2)
Gains on sales of available-for-sale securities and miscellaneous investment income	0.8	1.1	7.3	4.0

Total other income (expense)	$0.9	$(0.7)	$20.0	$2.8

      During the nine months ended September 30, 2005, we sold our remaining equity ownership interest in Delaney Lund Knox Warren & Partners, an agency within The FCB Group, for a gain of approximately $8.3, which was recorded during the first quarter of 2005. The remaining balance of income from the sales of businesses as well as investment income relates to a number of immaterial transactions.

OTHER ITEMS

Income Taxes
      We recorded an income tax (benefit) of $(29.9) on a pretax loss of $124.2 for the three months ended September 30, 2005. Our effective tax rate was (24.1%). For the three months ended September 30, 2004, we recorded an income tax provision of $130.0, although we had a pretax loss of $370.9. The difference between the effective tax rate and statutory rate of 35% is due to state and local taxes and the effect of non-US operations. Several discrete items also impacted the effective tax rate in 2005. The most significant item negatively impacting the effective tax rate was the establishment of approximately $14.4 of valuation allowances on certain deferred tax assets, as well as on losses incurred in non-U.S. jurisdictions which receive no benefit. Other discrete items impacting the effective tax rates for 2005 and 2004 were restructuring charges and long-lived asset and investment impairment charges.
      We recorded income tax provisions of $14.8 and $131.6 for the nine months ended September 30, 2005 and 2004, respectively, although we had a pretax loss in each period of $206.8 and $537.1, respectively. The difference between the effective tax rate and statutory rate of 35% is due to state and local taxes and the effect of non-US operations. Several discrete items also impacted the effective tax rate in 2005. The most significant item negatively impacting the effective tax rate was the establishment of approximately $60.2 of valuation allowances on certain deferred tax assets, as well as on losses incurred in non-U.S. jurisdictions which receive no benefit. Other discrete items impacting the effective tax rates for 2005 and 2004 were restructuring charges and long-lived asset and investment impairment charges.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Provision for income taxes	$(29.9)	$130.0	$14.8	$131.6

Effective tax rate	(24.1)%	35.0%	7.2%	24.5%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Minority Interest and Unconsolidated Affiliates

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Income applicable to minority interests (net of tax)	$(4.6)	$(4.4)	$(9.5)	$(11.2)

Equity in net income of unconsolidated affiliates (net of tax)	$2.4	$2.3	$5.2	$4.7

      The decrease in income applicable to minority interests during the three months ended September 30, 2005 was minimal. The increase for the nine months ended September 30, 2005 was primarily due to lower operating results of majority-owned international businesses, primarily in Europe, and the sale of majority-owned businesses in Latin America.
      The increase in equity in net income of unconsolidated affiliates during the three and nine months ended September 30, 2005 was primarily due to increased operating results, primarily in the US and Latin America.

NET INCOME (LOSS)

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

		(Restated)				(Restated)
Loss from continuing operations	$(96.5)	$(503.0)	$406.5	(80.8)%	$(225.9)	$(675.2)	$449.3	(66.5)%
Income from discontinued operations (net of tax)	—	6.5	(6.5)	(100.0)%	—	6.5	(6.5)	(100.0)%

Net Loss	$(96.5)	$(496.5)	$400.0	(80.6%)	$(225.9)	$(668.7)	442.8	(66.2)%
Less: preferred stock dividends	5.0	5.0	—	—	15.0	14.8	0.2	1.4%

Net loss applicable to common stockholders	$(101.5)	$(501.5)	$400.0	(79.8)%	$(240.9)	$(683.5)	$442.6	(64.8)%

Loss from Continuing Operations
      For the three months ended September 30, 2005, our loss from continuing operations decreased by $406.5 or 80.8%. For the nine months ended September 30, 2005, our loss from continuing operations decreased by $449.3 or 66.5%. The decrease for the three months ended September 30, 2005 largely resulted from a decrease in operating expenses of $284.9, driven by lower impairment and restructuring costs, and a decrease in taxes of $159.9, offset by lower revenue of $76.9. The decrease for the nine months ended September 30, 2005 largely resulted from decreased operating expenses of $301.8, decreases in taxes of $116.8, offset by lower revenue of $32.6.

Income from Discontinued Operations (net of tax)
      In July 2004, we received $10.0 from Taylor Nelson Sofres plc (“TNS”) as a final payment with respect to the sale of NFO, which resulted in a $6.5 gain, net of tax. The results of NFO are classified as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Long Lived Assets, and, accordingly, the results of operations and cash flows have been removed from our results of continuing operations and cash flows for prior periods.

Segment Results of Operations — Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004
      As discussed in Note 16 to the Consolidated Financial Statements, we have two reportable segments, our operating divisions, IAN and CMG, in addition to the Corporate group, at September 30, 2005. The largest segment, Integrated Agency Networks (“IAN”), is comprised of McCann Worldgroup (“McCann”), The FCB Group (“FCB”), The Lowe Group (“Lowe”), Draft (“Draft”) and our stand-alone agencies. Our stand-alone agencies include Deutsch, Campbell-Ewald, Hill Holiday and Mullen. IAN also includes our media agencies, Initiative Media and Magna Global which are part of our leading stand-alone agencies, and Universal McCann which is part of McCann. The second segment, Constituency Management Group (“CMG”), includes Weber Shandwick, DeVries, MWW FutureBrand, GolinHarris, Jack Morton and Octagon. During the period ended September 30, 2004, we had a third reportable segment comprised of the Motorsports operations, which was sold during 2004. The following table summarizes revenue and operating income by segment:

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

		(Restated)				(Restated)
Revenue:
IAN	$1,215.5	$1,256.5	$(41.0)	(3.3)%	$3,723.1	$3,699.2	$23.9	0.6%
CMG	226.3	226.0	0.3	0.1%	663.6	674.9	(11.3)	(1.7)%
Motorsports	0.4	36.6	(36.2)	(98.9)%	2.0	47.2	(45.2)	(95.8)%

Consolidated revenue	$1,442.2	$1,519.1	$(76.9)	(5.1)%	$4,388.7	$4,421.3	$(32.6)	(0.7)%

Segment operating income (loss):
IAN	$(37.4)	$72.4	$(109.8)	(151.7)%	$41.3	$218.9	$(177.6)	(81.1)%
CMG	15.3	25.7	(10.4)	(40.5)%	24.7	54.0	(29.3)	(54.3)%
Motorsports	(0.2)	0.6	(0.8)	(133.3)%	1.0	(12.1)	13.1	(108.3)%
Corporate and other	(74.7)	(61.2)	(13.5)	22.1%	(212.4)	(169.8)	(42.6)	25.1%

	For the Three Months Ended September 30,

	2005					2004

	IAN	CMG	Motorsports	Corporate	Consolidated	IAN	CMG	Motorsports	Corporate	Consolidated

Reconciliation to segment operating income:
Consolidated operating income (loss)	$(36.6)	$14.7	$(0.2)	$(74.7)	$(96.8)	$(152.2)	$(58.4)	$(33.4)	$(60.8)	$(304.8)
Less adjustments:
Restructuring charges	1.5	(0.6)	—	—	0.9	(8.2)	6.7	—	0.4	(1.1)
Motorsports contract termination costs	—	—	—	—	—	—	—	(33.6)	—	(33.6)
Long lived asset impairment and other charges:	(0.7)	—	—	—	(0.7)	(216.4)	(90.8)	(0.4)	—	(307.6)

Segment operating income	$(37.4)	$15.3	$(0.2)	$(74.7)		$72.4	$25.7	$0.6	$(61.2)

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	For the Nine Months Ended September 30,

	2005					2004

	IAN	CMG	Motorsports	Corporate	Consolidated	IAN	CMG	Motorsports	Corporate	Consolidated

Reconciliation to segment operating income:
Consolidated operating income (loss)	$47.4	$27.0	$1.0	$(211.8)	$(136.4)	$(45.1)	$(58.2)	$(128.4)	$(173.9)	$(405.6)
Less adjustments:
Restructuring charges	6.8	2.3	—	0.6	9.7	(41.1)	(21.4)	—	(4.1)	(66.6)
Motorsports contract termination costs	—	—	—	—	—	—	—	(113.6)	—	(113.6)
Long lived asset impairment and other charges:	(0.7)	—	—	—	(0.7)	(222.9)	(90.8)	(2.7)	—	(316.4)

Segment operating income	$41.3	$24.7	$1.0	$(212.4)		$218.9	$54.0	$(12.1)	$(169.8)

INTEGRATED AGENCY NETWORKS (“IAN”)

REVENUE
      The components of the 2005 change were as follows:

	Total		Domestic			International

Three Months Ended	$	% Change	$	% Change	% of Total	$	% Change	% of Total

September 30, 2004 (Restated)	$1,256.5		$725.2		57.7%	$531.3		42.3%

Foreign currency changes	12.7	1.0%	—	—		12.7	2.4%
Net acquisitions/divestitures	(11.8)	(0.9)%	(4.6)	(0.6)%		(7.2)	(1.4)%
Organic	(41.9)	(3.3)%	(31.8)	(4.4)%		(10.1)	(1.9)%

Total change	(41.0)	(3.3)%	(36.4)	(5.0)%		(4.6)	(0.9)%
September 30, 2005	$1,215.5		$688.8		56.7%	$526.7		43.3%

      IAN experienced a net decrease in revenue as compared to 2004 of $41.0, or 3.3%, which was comprised of an organic decrease in revenue of $41.9 and a decrease attributable to net acquisitions and divestitures of $11.8, partially offset by an increase in foreign currency exchange rate changes of $12.7. The increase due to foreign currency was primarily attributable to the strengthening of the Brazilian Real in relation to the US Dollar, which mainly affected the results of McCann, FCB and Lowe. This increase was offset by the net effect of acquisitions and divestitures, primarily related to the disposition of Transworld Marketing during 2004, offset by a 2004 acquisition at McCann.
      The organic decrease in revenue was primarily driven by McCann and Deutsch, partially offset by an increase at Draft. At McCann, the organic decrease in revenue was a result of client losses and lower revenue from existing clients primarily at the US and European agencies. The decrease also related to the timing of revenue recognition which was deferred in the current period primarily due to lack of persuasive evidence of an arrangement. We expect to recognize this revenue in the fourth quarter. Deutsch experienced a decline in revenues primarily due to the loss of several clients and decreased revenue from continuing clients, partially offset by new client wins. Draft experienced growth mainly in the US and UK due to client wins and additional revenue from existing clients.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The components of the 2005 change were as follows:

	Total		Domestic			International

Nine Months Ended	$	% Change	$	% Change	% of Total	$	% Change	% of Total

September 30, 2004 (Restated)	$3,699.2		$2,095.1		56.6%	$1,604.1		43.4%

Foreign currency changes	49.5	1.3%	—	—		49.5	3.1%
Net acquisitions/ divestitures	(28.5)	(0.8)%	(8.5)	(0.4)%		(20.0)	(1.2)%
Organic	2.9	0.1%	2.4	0.1%		0.5	0.0%

Total change	23.9	0.6%	(6.1)	(0.3)%		30.0	1.9%
September 30, 2005	$3,723.1		$2,089.0		56.1%	$1,634.1		43.9%

      IAN experienced a net increase in revenue as compared to 2004 of $23.9, or 0.6%, which was comprised of an increase in foreign currency exchange rate changes of $49.5 and organic growth in revenue of $2.9, partially offset by a decrease attributable to net acquisitions and divestitures of $28.5. The increase due to foreign currency rate changes was primarily attributable to the strengthening of the Brazilian Real in relation to the US Dollar, which mainly affected the results of McCann, FCB and Lowe. The net effect of acquisitions and divestitures resulted largely from the disposition of Transworld Marketing during 2004, offset by a 2004 acquisition at McCann.
      The organic increase in revenue was primarily driven by Draft, Mullen and McCann, partially offset by decreases at Deutsch, Lowe and FCB. Draft experienced growth mainly in the US and UK due to client wins and additional revenue from existing clients. At Mullen, the organic change in revenue was a result of client wins and additional revenue from existing clients in the US. At McCann, the organic increase in revenue was as a result of client wins and additional revenue from existing clients primarily in the US and, to a lesser extent, European agencies. Deutsch and Lowe both experienced a decline in revenues primarily due to lost clients and a reduction in revenue from existing clients. In the case of Deutsch, revenue decline was offset by new client wins. FCB experienced a decline in revenues primarily due to lost clients, and a decrease in revenue from existing clients, partially offset by client wins. The decrease at FCB also related to the timing of revenue recognition which was deferred in the current period primarily due to unmet revenue recognition requirements, including lack of persuasive evidence. We expect to recognize some of this revenue in the fourth quarter.

SEGMENT OPERATING INCOME

	For the Three				For the Nine
	Months Ended				Months Ended
	September 30,				September 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

		(Restated)				(Restated)
Segment operating income	$(37.4)	$72.4	$(109.8)	(151.7)%	$41.3	$218.9	$(177.6)	(81.1)%

Operating margin	(3.1)%	5.8%			1.1%	5.9%

Three Months Ended
      For the three months ended September 30, 2005, IAN operating income decreased by $109.8, or 151.7%, which was the result of a decrease in revenue of $41.0, an increase in salaries and related expenses of $42.0 and increased office and general expenses of $26.8.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Decreased segment operating income, excluding the impact of foreign currency and net effects of acquisitions and divestitures, was primarily driven by decreases at McCann, FCB, Lowe, and Deutsch. Decreases in operating income at McCann was due to lower revenues coupled with higher salaries to support business growth in certain markets, increased severance expense due to changes in management in several markets, and higher professional fees. Operating income decreases at FCB were due to higher salaries and related expenses as well as professional fees. Operating results decreased at Lowe due to lower revenue and higher severance expense due to terminations. At Deutsch lower operating income resulted from a decline in revenue offset by lower salaries and incentive compensation expenses.

Nine Months Ended
      For the nine months ended September 30, 2005, IAN operating income decreased by $177.6, or 81.1%, which was the result of an increase in revenue of $23.9, offset by an increase in salaries and related expenses of $160.8 and increased office and general expenses of $40.7.
      The decrease in IAN’s operating income, excluding the impact of foreign currency and net effects of acquisitions and divestitures, was primarily driven by decreased operating income at FCB, McCann, Lowe, and Deutsch, offset slightly by an increase at Draft. Operating income decreases at FCB were due to higher salaries and related expenses as well as professional fees. The operating income decrease at McCann was caused by increased salary and related expenses, partially offset by the revenue increases. Both Lowe and Deutsch experienced lower revenues as compared to the prior year, as business growth declined. At Lowe, operating results were further affected by higher severance expenses whereas at Deutsch, lower salaries and incentive compensation expense impacted operating results. Offsetting these decreases was an increase in operating income at Draft resulting from increased revenues.
CONSTITUENCY MANAGEMENT GROUP (“CMG”)

REVENUE
      The components of the 2005 change were as follows:

	Total		Domestic			International

Three Months Ended	$ Change	% Change	$ Change	% Change	% of Total	$ Change	% Change	% of Total

September 30, 2004 (Restated)	$226.0		$141.3		62.5%	$84.7		37.5%

Foreign currency changes	0.7	0.3%	—	0.0%		0.7	0.8%
Net acquisitions/divestitures	(2.2)	(1.0)%	(0.2)	(0.1)%		(2.0)	(2.4)%
Organic	1.8	0.8%	(11.8)	(8.4)%		13.6	16.1%

Total change	0.3	0.1%	(12.0)	(8.5)%		12.3	14.5%
September 30, 2005	$226.3		$129.3		57.1%	$97.0		42.9%

      For the three months ended September 30, 2005, CMG experienced a net increase in revenue as compared to 2004 of $0.3, or 0.1%, which was comprised of an organic revenue increase of $1.8 and positive foreign currency exchange rate changes of $0.7 partially offset by decreases attributable to net acquisitions and divestitures of $2.2. The net effect of acquisitions and divestitures primarily related to the disposition of two small businesses in 2005 and 2004, respectively.
      The organic increase in revenue was due to an increase in the public relations and international events production services businesses, offset by a decrease in the domestic events production services and sports marketing businesses.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The components of the 2005 change were as follows:

	Total		Domestic			International

Nine Months Ended	$ Change	% Change	$ Change	% Change	% of Total	$ Change	% Change	% of Total

September 30, 2004 (Restated)	$674.9		$431.2		63.9%	$243.7		36.1%

Foreign currency changes	3.7	0.5%	—	0.0%		3.7	1.5%
Net acquisitions/divestitures	(10.1)	(1.5)%	(5.2)	(1.2)%		(4.9)	(2.0)%
Organic	(4.9)	(0.7)%	(30.2)	(7.0)%		25.3	10.4%

Total change	(11.3)	(1.7)%	(35.4)	(8.2)%		24.1	9.9%
September 30, 2005	$663.6		$395.8		59.6%	$267.8		40.4%

      For the nine months ended September 30, 2005, CMG experienced a net decrease in revenue as compared to 2004 of $11.3, or 1.7%, which was largely comprised of decreases attributable to net acquisitions and divestitures of $10.1 and organic revenue decreases of $4.9, partially offset by positive foreign currency exchange rate changes of $3.7. The net effect of acquisitions and divestitures primarily related to the disposition of two and three small businesses in 2005 and 2004, respectively.
      The organic decline in revenue was due primarily to declines in the domestic branding and events production services businesses. These declines were offset by growth in the public relations business worldwide and events production services business internationally in Europe and Australia.

SEGMENT OPERATING INCOME

	For the Three				For the Nine
	Months Ended				Months Ended
	September 30,				September 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

		(Restated)				(Restated)
Segment operating income	$15.3	$25.7	$(10.4)	(40.5)%	$24.7	$54.0	$(29.3)	(54.3)%

Operating margin	6.8%	11.4%			3.7%	8.0%

Three Months Ended
      For the three months ended September 30, 2005, CMG operating income decreased by $10.4, or 40.5%, which was the result of an increase in revenue of $0.3 and increased salaries and related expenses of $2.6, and office and general expenses of $8.1.
      The decrease in segment operating income, excluding the impact of foreign currency and net effects of acquisitions and divestitures, was primarily driven by higher costs for salaries and related expenses. Additional costs incurred are attributable to increased headcount in the growing public relations business. Segment operating income was positively impacted by $5.2 recorded as a year to date adjustment for the corporate allocation of certain incentive plan expenses.

Nine Months Ended
      For the nine months ended September 30, 2005, CMG’s operating income decreased by $29.3, or 54.3%, which was the result of a decrease in revenue of $11.3, increased salaries and related expenses of $14.6 and office and general expenses of $3.4.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The decrease in segment operating income, excluding the impact of foreign currency rate and net effects of acquisitions and divestitures, was primarily driven by higher costs for salaries and related expenses. Additional costs incurred are attributable to increased headcount in the growing public relations business.

CORPORATE AND OTHER
      Certain corporate and other charges are reported as a separate line within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses which are not fully allocated to operating divisions, as shown in the table below. Salaries and related expenses includes salaries, pension, bonus and medical and dental insurance expenses for corporate office employees. Professional fees include costs related to internal control compliance and remediation, cost of restatement efforts, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Professional fees also include the cost of temporary financial professionals associated with work on our restatement activities during 2005. Rent and depreciation includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost for fire, liability and automobile premiums. Bank fees relate to cash management activity administered by the corporate office. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the weighted average net revenues of the operating unit. Amounts allocated also include specific charges for information technology related projects which are allocated based on utilization. The majority of the Corporate costs, including most of the costs associated with internal control compliance and remediation, are not allocated back to operating segments. The following expenses are included in Corporate & Other:

	For the Three				For the Nine
	Months Ended				Months Ended
	September 30,				September 30,

	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

		(Restated)				(Restated)
Salaries, benefits and related expenses	$39.6	$43.9	$(4.3)	(9.8)%	$131.4	$116.9	$14.5	12.4%
Professional fees	60.3	28.1	32.2	114.6%	142.9	87.1	55.8	64.1%
Rent and depreciation	12.3	8.9	3.4	38.2%	34.6	27.9	6.7	24.0%
Corporate insurance	6.2	8.3	(2.1)	(25.3)%	19.8	23.7	(3.9)	(16.5)%
Bank fees	0.5	0.3	0.2	66.7%	1.6	2.0	(0.4)	(20.0)%
Other	3.8	5.7	(1.9)	(33.3)%	6.9	9.2	(2.3)	(25.0)%
Amounts allocated to operating divisions	(48.0)	(34.0)	(14.0)	41.2%	(124.8)	(97.0)	(27.8)	28.7%

Total Corporate and other	$74.7	$61.2	$13.5	22.1%	$212.4	$169.8	$42.6	25.1%

      The increase in corporate and other expense of $13.5 or 22.1% for the three months ended September 30, 2005 is primarily related to an increase in professional fees as a result of costs associated with preparing for compliance with the Sarbanes-Oxley Act, costs associated with the restatement process and related audit costs. Amounts allocated to operating divisions primarily increased due to the implementation of new information technology related projects and the consolidation of information technology support staff, the costs of which are now being allocated back to operating divisions.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      For the nine months ended September 30, 2005, corporate and other expense increase of $42.6 or 25.1% is primarily related to an increase in professional fees and salaries expense. The increase in salary expenses was the result of additional staffing in continuing operations to improve the accounting and control environment, and develop shared services. The increased professional fees are the result of costs associated with preparing for compliance with the Sarbanes-Oxley Act, costs associated with the restatement process, and related audit costs. Amounts allocated to operating divisions primarily increased due to the implementation of new information technology related projects and the consolidation of information technology support staff, the costs of which are now being allocated back to operating divisions.
LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Operating Cash Flow
      Our cash used by operating activities was $365.1 for the nine months ended September 30, 2005, compared to $108.4 for the nine months ended September 30, 2004. The increase in cash used by operating activities for the nine months ended September 30, 2005 was primarily attributable to lower operational earnings levels in 2005 and the year to date change in liabilities as compared to the prior year.
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
      We manage substantially all our domestic cash and liquidity centrally through the corporate treasury department. Each day, domestic agencies with excess funds invest these funds with corporate treasury and domestic agencies that require funding will borrow funds from corporate treasury. The corporate treasury department aggregates the net domestic cash position on a daily basis. The net position is either invested or borrowed. Given the amount of cash on hand, we have not had short-term domestic borrowings over the past two years.
      Outside the United States, some of the countries in which we have a large presence have cash pooling structures through which we manage cash and liquidity. Typically, excess funds are invested with our global cash pool. Likewise, country-based cash pools that require funding will borrow from the global cash pool or from local credit facilities. Any deficiencies in the global cash pool are typically funded by the corporate treasury department. Agencies which are not included in a cash pooling structure may have the ability to access local currency lines of credit, or can be funded by the corporate treasury department. This structure enables us to reduce our consolidated debt levels and minimize interest expense as well as assist with our foreign currency management.

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
      Our capital expenditures are primarily to upgrade computer and telecommunications systems and to modernize offices. Our principal bank credit facility limits the amounts we can spend on capital expenditures in any calendar year to $210.0. Our capital expenditures were $99.2 for the nine months ended September 30, 2005.
      We are required to post letters of credit primarily to support commitments to purchase media placements primarily in locations outside the U.S or satisfy other obligations. We generally obtain these letters of credit from our principal bank syndicate under the credit facilities described under Credit Arrangements below. The outstanding amount of letters of credit was $157.4 and $165.4 as of September 30, 2005 and December 31, 2004, respectively. These letters of credit have not been drawn upon in recent years.

Sources of Funds
      At September 30, 2005 our total of cash and cash equivalents plus short-term marketable securities was $1,348.7. The total was $1,970.4 at December 31, 2004.
      We have financed ourselves through access to the capital markets by issuing debt securities, convertible preferred stock and common stock. Our outstanding debt securities are described under Long-Term Debt and Convertible Senior Notes below. As a result of the disclaimer of opinion by PwC on Management’s Assessment on Internal Control over Financial Reporting (see Item 9A, Controls and Procedures in our 2004 Annual Report on Form 10-K/ A), the SEC considers our SEC filings not to be current for purposes of certain of the SEC’s rules. As a result, we are unable to use “short-form” registration (registration that allows us to incorporate by reference our Form 10-K/ A, Form 10-Q and other SEC reports into our registration statements) or, for most purposes, shelf registration, until twelve complete months have passed after we file an annual report containing an audit report on internal control over financial reporting that does not disclaim an opinion.
      In July 2005, we issued $250.0 of Floating Rate Notes due 2008 in a placement to refinance maturing debt, as described below. In October 2005 we issued 0.525 shares of Series B Cumulative Convertible Perpetual Preferred Stock at an aggregate price of $525.0 with the proceeds to be used for general corporate purposes as described below under Convertible Preferred Stock.
      We have committed and uncommitted credit lines, and the terms of our revolving credit facility are described below. We have not drawn on our committed facilities over the past two years, although we use them to issue letters of credit, as described above. We maintain our committed credit facilities primarily as stand-by short-term liquidity. We use uncommitted credit lines for working capital needs at some of our operations outside the United States. If we lose access to these credit lines, we may be required to provide funding directly to some overseas operations.

Liquidity Outlook
      We expect our operating cash flow and cash on hand to be sufficient to meet our anticipated operating requirements for the next twelve months. We have no significant scheduled amounts of long-term debt due until 2008. We continue to have a level of cash and cash equivalents that we consider to be conservative, particularly after receiving proceeds of approximately $507.3 from our offering of Series B

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Preferred Stock in October 2005. We consider this approach to be important as we address the consequences of the restatement, including increased cash requirements resulting, among other things, from the liabilities we have recognized in the restatement and from higher professional fees. We do not anticipate raising additional financing in the near term, although we regularly evaluate market conditions that would permit us to raise additional financing on favorable terms, in order to enhance our financial flexibility.
      Substantially all of our operating cash flow is generated by the agencies. Our liquid assets are held primarily at the holding company level, but also at our larger subsidiaries. The legal or contractual restrictions on our ability to transfer funds within the group, whether in the form of dividends, loans or advances, do not significantly reduce our financial flexibility.

FINANCING

Long-Term Debt
      A summary of our long-term debt is as follows:

	September 30,	December 31,
	2005	2004

7.875% Senior Unsecured Notes due 2005	$—	$255.0
Floating Rate Senior Unsecured Notes due 2008	250.0	—
5.40% Senior Unsecured Notes due 2009 (less unamortized discount of $0.3)	249.7	249.7
7.25% Senior Unsecured Notes due 2011	499.1	500.0
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.9)	350.3	347.3
4.50% Convertible Senior Notes due 2023	800.0	800.0
Other notes payable and capitalized leases	40.2	42.1

Total long-term debt	2,189.3	2,194.1
Less current portion	5.3	258.1

Long-term debt, excluding current portion	$2,184.0	$1,936.0

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

Credit Arrangements
      We have committed and uncommitted lines of credit with various banks that permit borrowings at variable interest rates. As of September 30, 2005 and December 31, 2004, there were no borrowings under our committed facilities, however, there were borrowings under the uncommitted facilities made by several of our international subsidiaries totaling $61.4 and $67.8, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries.
      Our primary bank credit agreement is a three-year revolving credit facility (“Three-Year Revolving Credit Facility”). The Three-Year Revolving Credit Facility expires on May 9, 2007 and, as amended, provides for borrowings of up to $500.0, of which $200.0 is available for the issuance of letters of credit. Our $250.0 364-Day Revolving Credit Facility expired on September 30, 2005.
      The Three-Year Revolving Credit Facility was amended and restated on September 27, 2005 and amended as of October 17, 2005 to increase the amount that we may borrow under the facility by $50.0 to $500.0 and to add a lender. On November 7, 2005, we amended the Three-Year Revolving Credit Facility, effective as of September 30, 2005, to amend the financial covenants for the period ended September 30, 2005 and extend the period during which long-lived asset and impairment charges in an aggregate amount not to exceed $500.0 may be recognized but not included in the calculation of EBITDA. For a description of prior waivers and amendments, see Note 11 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K/ A.
      The current terms of our Three-Year Revolving Credit Facility do not permit us: (i) to make cash acquisitions in excess of $50.0 until October 2006, or thereafter in excess of $50.0 until expiration of the agreement in May 2007, subject to increases equal to the net cash proceeds received during the applicable period from any disposition of assets or any business; (ii) to make capital expenditures in excess of $210.0 annually; (iii) to repurchase our common stock or to declare or pay dividends on our capital stock, except that we may declare or pay dividends in shares of our common stock, declare or pay cash dividends on our

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
preferred stock, and repurchase our capital stock in connection with the exercise of options by our employees or with proceeds contemporaneously received from an issue of new shares of our capital stock; and (iv) to incur new debt at our subsidiaries, other than unsecured debt incurred in the ordinary course of business, which may not exceed $10.0 in the aggregate with respect to our US subsidiaries.
      The Three-Year Revolving Credit Facility sets forth revised financial covenants. These require that, as of the fiscal quarter ended September 30, 2005 and each fiscal quarter thereafter, we maintain:

(i) an interest coverage ratio of not less than that set forth opposite the corresponding quarter in the table below:

Fiscal Quarter Ending	Ratio

September 30, 2005	1.95 to 1
December 31, 2005	1.75 to 1
March 31, 2006	1.85 to 1
June 30, 2006	1.45 to 1
September 30, 2006	1.75 to 1
December 31, 2006	2.15 to 1
March 31, 2007	2.50 to 1

(ii) a debt to EBITDA ratio of not greater than that set forth opposite the corresponding quarter in the table below:

Fiscal Quarter Ending	Ratio

September 30, 2005	5.70 to 1
December 31, 2005	6.30 to 1
March 31, 2006	5.65 to 1
June 30, 2006	6.65 to 1
September 30, 2006	5.15 to 1
December 31, 2006	4.15 to 1
March 31, 2007	3.90 to 1

and (iii) minimum levels of EBITDA for the four fiscal quarters then ended of not less than that set forth opposite the corresponding quarter in the table below:

Four Fiscal Quarters Ending	Amount

September 30, 2005	$400.0
December 31, 2005	$360.0
March 31, 2006	$400.0
June 30, 2006	$340.0
September 30, 2006	$440.0
December 31, 2006	$545.0
March 31, 2007	$585.0
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
      We have in the past been required to seek and have obtained amendments and waivers of the financial covenants under our committed bank facilities. There can be no assurance that we will be in compliance with these covenants in future periods. If we do not comply and are unable to obtain the necessary amendments or waivers at that time, we would be unable to borrow or obtain additional letters of credit under the Three-Year Revolving Credit Facility and could choose to terminate the facility and cash collateralize any outstanding letters of credit. The lenders under the Three-Year Revolving Credit Facility would also have the right to terminate the facility, accelerate any outstanding principal and require us to provide a cash deposit in an amount equal to the total amount of outstanding letters of credit. The outstanding amount of letters of credit was $157.4 as of September 30, 2005. We have not drawn under the Three-Year Credit Facility over the past two years, and we do not currently expect to draw under it. So long as no amounts are outstanding under the Three-Year Revolving Credit Facility to accelerate, termination of the facility would not trigger the cross-acceleration provisions of our public debt.

Credit Agency Ratings
      On September 30, 2005, Moody’s Investors Service downgraded our long-term debt credit rating from Baa3 with negative outlook to Ba1 with negative outlook and removed us from credit watch. On September 30, 2005, Standard & Poor’s downgraded our rating from BB- with negative outlook to B+ with negative outlook. On October 20, 2005, Standard & Poor’s removed us from credit watch. On October 13, 2005, Fitch Ratings reaffirmed its rating of B+, changed their outlook from negative to stable, and removed us from credit watch. A downgrade in our credit ratings could adversely affect our ability to access capital and would likely result in more stringent covenants and higher interest rates under the terms of any new indebtedness.

Convertible Preferred Stock
      We currently have two series of convertible preferred stock outstanding: our 5.375% Series A Mandatory Convertible Preferred Stock and our 5.25% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”).
      On October 24, 2005, we completed a private offering of 0.525 shares of our Series B Preferred Stock at an aggregate offering price of $525.0. The initial purchasers have an overallotment option to purchase an additional 0.075 shares, which expires on November 18, 2005. The net proceeds from the sale of the Series B Preferred Stock were approximately $507.3 after deducting discounts to the initial purchasers and the estimated expenses of the offering. We intend to use the net proceeds from the offering for general corporate purposes.
      The Series B Preferred Stock carries a dividend yield of 5.25%. Annual dividends of $52.50 on each share of Series B Preferred Stock are payable quarterly in cash or, if certain conditions are met, in common stock, at our option on January 15th, April 15th, July 15th and October 15th of each year. Dividends are cumulative from the date of issuance and are payable on each payment date to the extent that we are in compliance with our credit facility, assets are legally available to pay dividends and our Board of Directors or an authorized committee of our board declares a dividend payable. The dividend rate will be increased by 1.0% and all series of our preferred stock then outstanding will have the right to elect two additional directors to the board if we do not pay dividends on the Series B Preferred Stock for six quarterly periods (whether consecutive or not). The dividend rate will be similarly increased if we do not

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
file our periodic reports with the SEC within the 15 days of the required filing date during the first two year period following the closing of the offering.
      Each share of the Series B Preferred Stock is convertible at the option of the holder at any time into 73.1904 shares (actual number of shares) of our common stock, subject to adjustment upon the occurrence of certain events, which represents a conversion price of approximately $13.66, representing a conversion premium of approximately 30% over our closing stock price on October 18, 2005 of $10.51 per share. On or after October 15, 2010, each share of the Series B Preferred Stock may be converted at our option if the closing price of our common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference of $1,000 per share for 20 trading days during any consecutive 30 trading day period. The holders of the Series B Preferred Stock will have no voting rights except as set forth in the Certificate of Designations of the Series B Preferred Stock or as otherwise required by Delaware law from time to time. Holders of the Series B Preferred Stock will be entitled to an adjustment to the conversion rate if they convert their shares in connection with a fundamental change meeting certain specified conditions.
      The Series B Preferred Stock is, with respect to payments of dividends and rights upon liquidation, winding up or dissolution, junior to all of our existing and future debt obligations, on a parity with our 5.375% Series A Mandatory Convertible Preferred Stock and senior to our common stock. There are no registration rights with respect to the Series B Preferred Stock, shares of our common stock issuable upon conversion thereof or any shares of our common stock that may be delivered in connection with a dividend payment.
DERIVATIVES AND HEDGING ACTIVITIES
      In January 2005, we entered into an interest rate swap which synthetically converted $150.0 of fixed rate debt to floating rates. The interest rate swap effectively converted $150.0 of the $500.0, 7.25% Senior Unsecured Notes due August 2011 to floating rate debt and matures on the same day the debt is due. Under the terms of the interest rate swap agreement we paid a floating interest rate, based on one-month LIBOR plus a spread of 297.0 basis points, and receive the fixed interest rate of the underlying bond being hedged.
      On May 25, 2005, we terminated our three long-term interest rate swap agreements covering the $350.0, 6.25% Senior Unsecured Notes due November 2014 and our long-term interest rate swap agreement covering the $150.0 of the $500.0, 7.25% Senior Unsecured Notes due August 2011, described above. In connection with the termination, our net cash receipts were approximately $1.1, which will be recorded as an offset to interest expense over the remaining life of the related debt.
INTERNAL CONTROL OVER FINANCIAL REPORTING
      In our 2004 Annual Report, we described numerous material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2004. See Management’s Assessment of Internal Control Over Financial Reporting, in Item 8, Consolidated Financial Statements and Supplementary Data, of our 2004 Annual Report on Form 10-K/ A. Each of our material weaknesses results in more than a remote likelihood that a material misstatement in our annual or interim financial statements will not be prevented or detected.
      We are in the process of developing and implementing remedial measures to address the material weaknesses in our internal control over financial reporting. However, because of our decentralized structure and our many disparate accounting systems of varying quality and sophistication, we have extensive work

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
remaining to remedy these material weaknesses. While we continue to make progress, we have yet to complete the formal work plan for remedying the identified material weaknesses. At present, there can be no assurance as to when the remediation plan will be completed or when it will be implemented, but we expect that the remediation of our material weaknesses will extend into 2006 and possibly beyond. Until our remedial efforts are completed, we will continue to incur the expenses and management burdens associated with the manual procedures and additional resources required to prepare our consolidated financial statements. We discuss the risks arising from these circumstances in Item 1, Business — Risk Factors, in our 2004 Annual Report on Form 10-K/ A.
      The report of PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, on our internal control over financial reporting disclaims an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2004. Until we file an annual report containing an audit report on our internal control over financial reporting that does not disclaim an opinion on our assessment or on the effectiveness of our internal control over financial reporting, we are subject to certain limitations under the US federal securities laws as further described in Item 1, Business — Risk Factors, in our 2004 Annual Report on Form 10-K/ A.
RESTATEMENT
      On September 30, 2005, we filed our 2004 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the first and second quarters of 2005. These filings had been delayed because of the extensive additional work necessary to compensate for material weaknesses in our internal control over financial reporting and to complete a restatement of our previously reported financial statements. On October 17, 2005, we amended our 2004 Annual Report by filing a Form 10-K/ A to correct certain matters.
      In our 2004 Annual Report on Form 10-K/ A, we restated our financial statements and other financial information for the years ended December 31, 2003, 2002, 2001 and 2000 and for the quarters ended March 31, June 30 and September 30 of 2004 and 2003. The restatement also affected periods prior to 2000, which is reflected as an adjustment to opening retained earnings as of January 1, 2000. The restatement adjustments relate to errors in accounting for revenue, acquisitions, leases, international compensation arrangements and goodwill impairment, as well as the results of internal investigations into employee misconduct and other miscellaneous adjustments. In connection with the restatement:

•	We recognized total restatement adjustments as of September 30, 2004, the date for which we last published financial statements prior to the September 30, 2005 restatement, of approximately $550.0, or 27.5% of the previously reported September 30, 2004 stockholders’ equity balance.

•	We recorded additional liabilities for vendor discounts or credits, internal investigations and international compensation agreements which amount to $242.3, $114.8 (including $37.5 of additional vendor discounts or credits) and $40.3, respectively, as of December 31, 2004. These amounts are estimates as of such date of our liabilities that we believe are sufficient to cover the obligations that we may have to our clients, vendors and various authorities in the jurisdictions involved. We estimate that we will pay approximately $250.0 related to these liabilities over the next 24 months. No material payments have been made through September 30, 2005.

•	We disclosed the results of certain internal investigations into employee misconduct. Some of these investigations revealed instances of both unintentional errors in our accounting as well as the deliberate falsification of accounting records. The instances of deliberate falsification included evasion of taxes in certain jurisdictions outside the United States, inappropriate charges to clients,

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

diversion of corporate assets, non-compliance with local laws and regulations, and other improprieties.
      As a result of the various disclosures that were made in our 2004 Annual Report on Form 10-K/A, we anticipate that the authorities in certain jurisdictions may undertake reviews to determine whether any of the activities disclosed violated local laws and regulations. This may lead to further investigations by various authorities including the tax authorities and the levy of potentially additional assessments including possible fines and penalties. While we intend to defend against any assessment that we determine to be unfounded, nevertheless we could receive assessments which may be substantial. However, it cannot be determined at this time whether such investigations would be commenced or, if they are, what the outcome will be with any reasonable certainty.
      For information on the restatement and the impact of the restatement on our financial statements for the period ended September 30, 2004, we refer you to Item 8, Financial Statements and Supplementary Data, Note 2, Restatement of Previously Filed Financial Statements, and Note 20, Results by Quarter, in our 2004 Annual Report on Form 10-K/ A. In the 2004 Annual Report on Form 10-K/ A, we disclosed our expectation that we would sell certain agencies involved in the internal investigations we described in that report. In several countries, we plan on signing affiliation agreements with management, including McCann agencies in Azerbaijan, Kazakhstan, Uzbekistan, Bulgaria and an FCB agency in Spain, in addition to the McCann agency in Ukraine as previously disclosed.
CRITICAL ACCOUNTING POLICIES
      Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2004 included in the 2004 Form 10-K/ A. Further, and as summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2004 Form 10-K/ A, we believe that certain of these policies are critical because they are both important to the presentation of our financial condition and results and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. We base our estimates on historical experience and on other factors that we consider reasonable under the circumstances. Estimation methodologies are applied consistently from year to year and there have been no significant changes in the application of critical accounting policies since December 31, 2004. Actual results may differ from these estimates under different assumptions or conditions.
OTHER MATTERS

SEC Investigation
      The SEC has been conducting a formal investigation into the restatement of our financial statements. The investigation originally addressed only the restatements we made in 2002, and in 2005 it expanded to encompass the restatement we made in September 2005. We are cooperating fully with the investigation.
RECENT ACCOUNTING STANDARDS
      Please refer to Note 10 to our Consolidated Financial Statements for a complete description of recent accounting pronouncements that have affected us or may affect us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      In the normal course of business, we are exposed to market risks related to interest rates and foreign currency rates. From time to time, we use derivatives, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. See Note 15 to the Consolidated Financial Statements.
Interest Rates
      Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. At September 30, 2005, a significant portion (85.7%) of our debt obligations bore interest at fixed interest rates. Accordingly, assuming the fixed-rate debt is not refinanced, there would be no material impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. The fair market value of the debt obligations would decrease by approximately $29.4 million if market rates were to increase by 10% and would increase by approximately $30.3 million if market rates were to decrease by 10%. For that portion of the debt that bore interest at variable rates, based on outstanding amounts and rates at September 30, 2005, interest expense and cash out-flow would increase or decrease by approximately $2.1 million if market rates were to increase or decrease by 10%, respectively. From time to time we have used interest rate swaps to manage the mix of our fixed and floating rate debt obligations. In May 2005, we terminated all our existing long-term interest rate swap agreements, and currently have none outstanding.
Foreign Currencies
      We face translation and transaction risks related to changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into US Dollars at the exchange rates in effect at the balance sheet date. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the US Dollar, mitigating transaction risk. Since the functional currency of our foreign operations is generally the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders’ equity and does not impact operating results. Revenues and expenses in foreign currencies translate into varying amounts of US Dollars depending upon whether the US Dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in US Dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations and were not significant in the period ended September 30, 2005. We have not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
      We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Our evaluation has disclosed numerous material weaknesses in our internal control over financial reporting as disclosed in Management’s Assessment on Internal Control over Financial Reporting in Item 8, Financial Statement and Supplementary Data, to our 2004 Annual Report on Form 10-K/ A. Material weaknesses in internal controls may also constitute deficiencies in our disclosure controls. Based on an evaluation of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2005. However, based on significant work performed to date, management believes that there are no material inaccuracies or omissions of material fact in this report. Management, to the best of its knowledge, believes that the financial statements contained in this report are fairly presented in all material respects.
      There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Controls
      There have been no material changes in internal control over financial reporting in the three months ended September 30, 2005. We continue to develop a remediation plan to address the material weaknesses in our internal control over financial reporting. The development of our remediation plan is described in Management’s Assessment on Internal Control over Financial Reporting in Item 8, Financial Statements and Supplementary Data, of our 2004 Annual Report on Form 10-K/ A. We expect that implementation of this plan will extend into the 2006 fiscal year and possibly beyond.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      We are involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition except as described below.
SEC Investigation
      The SEC has been conducting a formal investigation into the restatement of our financial statements. The investigation originally addressed only the restatements we made in 2002, and in 2005 it expanded to encompass the restatement we made in September 2005. We are cooperating fully with the investigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      (a) The information provided below describes various transactions occurring during the quarter in which we issued shares of our common stock, par value $.10 per share, that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”).

1. On July 12, 2005, we issued 25,319 shares of our common stock to four former shareholders of a company which we acquired in the third quarter of 2000 as a deferred payment of the purchase price. The shares of our common stock were valued at $315,879 on the date of issuance and were issued without registration in an “offshore transaction” and solely to “non-U.S. persons” in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

2. On July 20, 2005, we issued 12,239 shares of our common stock to the former shareholder of a company which we acquired in the fourth quarter of 2000 as a final deferred payment of the purchase price. The shares of common stock were valued at $155,598 on the date of issuance and were issued without registration in an “offshore transaction” and solely to “non US persons” in reliance on Rule 903(b)(3) of Regulation S under the Securities Act.

      (c) The following table provides information regarding our purchases of our equity securities during the period from July 1, 2005 to September 30, 2005:

				Maximum
				Number (or
				Approximate
				Dollar Value) of
			Total Number of Shares	Shares (or Units)
			(or Units) Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
	Purchased	(or Unit)(2)	or Programs	Programs

July 1-31	10,077 shares	$12.26	—	—
August 1-31	2,704 shares	$12.03	—	—
September 1-30	40,122 shares	$12.01	—	—

Total(1)	52,903 shares	$12.06	—	—

(1)	Consists of restricted shares of our common stock withheld under the terms of grants under employee stock compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the third quarter of 2005 (the “Withheld Shares”).

(2)	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month, by the aggregate number of shares of common stock withheld each month.
      (d) The terms of our Three-Year Revolving Credit Facility place certain restrictions on the use of our working capital and our ability to declare or pay dividends. The Three-Year Revolving Credit Facility restricts our ability (i) to make cash acquisitions in excess of $50,000,000 until October 2006, or thereafter in excess of $50,000,000 until expiration of the agreement in May 2007, subject to increases equal to the net cash proceeds received during the applicable period from any disposition of assets or any business; (ii) to make capital expenditures in excess of $210,000,000 annually; (iii) to repurchase our common stock or to declare or pay dividends on our capital stock, except that we may declare or pay dividends in shares of our common stock, declare or pay cash dividends on our preferred stock, and repurchase our capital stock in connection with the exercise of options by our employees or with proceeds contemporaneously received from an issue of new shares of our capital stock; and (iv) to incur new debt at our subsidiaries, other than unsecured debt incurred in the ordinary course of business, which may not exceed $10,000,000 in the aggregate with respect to our US subsidiaries.
      In addition, the terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends have been or contemporaneously are declared and paid or provision for the payment thereof has been made.

Item 6.	Exhibits

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation, as amended through October 24, 2005, of The Interpublic Group of Companies, Inc. (“Interpublic”).
4(v)(A)	Fifth Supplemental Indenture, dated as of July 25, 2005, to the Indenture, dated as of November 12, 2004, between Interpublic and SunTrust Bank, with respect to the issuance of the Floating Rate Notes due 2008, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2005.
4(v)(B)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the Indenture, dated as of October 20, 2000, between Interpublic and The Bank of New York, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Convertible Senior Notes due 2023, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on August 15, 2005.

Exhibit No.	Description

4(v)(C)	Certificate of Designations of 5.25% Series B Cumulative Convertible Perpetual Preferred Stock of Interpublic, as filed with the Delaware Secretary of State on October 24, 2005, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on October 24, 2005.
10(i)(A)	Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, as amended and restated as of September 27, 2005, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent (the “3-Year Credit Agreement”) is incorporated by reference to Exhibit 10(i)(G) to Interpublic’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on September 30, 2005.
10(i)(B)	Amendment No. 1, dated as of October 17, 2005, to the 3-Year Credit Agreement is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on October 17, 2005.
10(i)(C)	Amendment No. 2, dated as of September 30, 2005, to the 3-Year Credit Agreement.
10(iii)(A)(1)	Employment Agreement, made as of July 13, 2005, by and between Interpublic and Frank Mergenthaler, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on July 19, 2005.
10(iii)(A)(2)	Executive Severance Agreement, dated as of August 1, 2005, between Interpublic and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K filed with the SEC on July 19, 2005.
31.1	Certification, dated as of November 9, 2005 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-Ox”).
31.2	Certification, dated as of November 9, 2005 and executed by Frank Mergenthaler, under Section 302 of S-Ox.
32	Certification, dated as of November 9, 2005 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-Ox.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth

Michael I. Roth
Chairman and Chief Executive Officer
Date: November 9, 2005

By	/s/ Frank Mergenthaler

Frank Mergenthaler
Executive Vice President
and Chief Financial Officer
Date: November 9, 2005

INDEX TO EXHIBITS

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation, as amended through October 24, 2005, of The Interpublic Group of Companies, Inc. (“Interpublic”).
4(v)(A)	Fifth Supplemental Indenture, dated as of July 25, 2005, to the Indenture, dated as of November 12, 2004, between Interpublic and SunTrust Bank, with respect to the issuance of the Floating Rate Notes due 2008, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2005.
4(v)(B)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the Indenture, dated as of October 20, 2000, between Interpublic and The Bank of New York, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Convertible Senior Notes due 2023, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on August 15, 2005.
4(v)(C)	Certificate of Designations of 5.25% Series B Cumulative Convertible Perpetual Preferred Stock of Interpublic, as filed with the Delaware Secretary of State on October 24, 2005, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on October 24, 2005.
10(i)(A)	Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, as amended and restated as of September 27, 2005, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent (the “3-Year Credit Agreement”) is incorporated by reference to Exhibit 10(i)(G) to Interpublic’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on September 30, 2005.
10(i)(B)	Amendment No. 1, dated as of October 17, 2005, to the 3-Year Credit Agreement is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on October 17, 2005.
10(i)(C)	Amendment No. 2, dated as of September 30, 2005, to the 3-Year Credit Agreement.
10(iii)(A)(1)	Employment Agreement, made as of July 13, 2005, by and between Interpublic and Frank Mergenthaler, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on July 19, 2005.
10(iii)(A)(2)	Executive Severance Agreement, dated as of August 1, 2005, between Interpublic and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K filed with the SEC on July 19, 2005.
31.1	Certification, dated as of November 9, 2005 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-Ox”).
31.2	Certification, dated as of November 9, 2005 and executed by Frank Mergenthaler, under Section 302 of S-Ox.
32	Certification, dated as of November 9, 2005 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-Ox.