Form 10-K
period 2005-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2006-03-22
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 1-6686
THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-1024020
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
1114 Avenue of the Americas, New York, New York 10036
(Address of principal executive offices) (Zip Code)
(212) 704-1200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.10 par value	New York Stock Exchange
5 3/8% Series A Mandatory Convertible Preferred Stock, no par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.	Yes ☐ No ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required
to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.	Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or
information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
          Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).	Yes ☐ No ☑
          As of June 30, 2005, the aggregate market value of the shares of registrant’s common stock held by non-affiliates was $5,201,493,786. The number of shares of the registrant’s common stock outstanding as of February 28, 2006 was 436,029,334.
DOCUMENTS INCORPORATED BY REFERENCE
      The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006 are incorporated by reference in Part III: “Election of Directors,” “Corporate Governance Practices and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Report of the Compensation Committee of the Board of Directors,” “Outstanding Shares,” “Related Party Transactions” and “Appointment of Independent Auditors.”

EXPLANATORY NOTE
      In this report, we have restated the financial data we previously published for each interim period in 2005. The interim period restatements relate primarily to accounting for goodwill impairments, revenue recognition and a number of miscellaneous items including accounting for leases and international compensation arrangements.
      The restated financial data and related disclosures are contained in Note 23 to the Consolidated Financial Statements in Item 8. We have not amended any of our previously filed reports. The financial data and other financial information for interim periods in 2005 in our quarterly reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2005 should no longer be relied upon.

i

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE
      This annual report on Form 10-K contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this report under Item 1A, Risk Factors. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.
      Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in our control environment;

•	potential adverse effects to our financial condition, results of operations or prospects as a result of our restatements of financial statements;

•	our ability to satisfy covenants under our credit facilities;

•	our ability to satisfy certain reporting covenants under our indentures;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse effects if we are required to recognize additional impairment charges or other adverse accounting-related developments;

•	potential adverse developments in connection with the ongoing Securities and Exchange Commission (“SEC”) investigation;

•	potential downgrades in the credit ratings of our securities;

•	risks associated with the effects of global, national and regional economic and political conditions, including with respect to fluctuations in interest rates and currency exchange rates; and

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.
      Investors should carefully consider these factors and the additional risk factors outlined in more detail in Item 1A, Risk Factors, in this report.
AVAILABLE INFORMATION
      Information regarding our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at our website at http://www.interpublic.com, as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. Any document that we file with the SEC may also be read and copied at the SEC’s Public Reference Room located at Room 1580, 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available to the public from the SEC’s website at http://www.sec.gov, and at the offices of the New York Stock Exchange (“NYSE”). For further information on obtaining copies of our public filings at the NYSE, please call (212) 656-5060.
      Our Corporate Governance Guidelines, Code of Conduct and each of the charters for the Audit Committee, Compensation Committee and the Corporate Governance Committee are available free of charge on our website at http://www.interpublic.com, or by writing to The Interpublic Group of Companies, Inc., 1114 Avenue of the Americas, New York, New York 10036, Attention: Secretary.

ii

PART I

Item 1.	Business
      The Interpublic Group of Companies, Inc. was incorporated in Delaware in September 1930 under the name of McCann-Erickson Incorporated as the successor to the advertising agency businesses founded in 1902 by A.W. Erickson and in 1911 by Harrison K. McCann. The Company has operated under the Interpublic name since January 1961.
Our Client Offerings
      The Interpublic Group of Companies, Inc., together with its subsidiaries (the “Company”, “Interpublic”, “we”, “us” or “our”), is one of the world’s largest advertising and marketing services companies, comprised of hundreds of communication agencies around the world that deliver custom marketing solutions on behalf of our clients. Our agencies cover the spectrum of marketing disciplines and specialties, from traditional services such as consumer advertising and direct marketing, to services such as experiential marketing and branded entertainment. With offices in over 100 countries and approximately 43,000 employees, our agencies work with our clients to create global and local marketing campaigns. These marketing programs seek to build brands, influence consumer behavior and sell products.
      To meet the challenge of an increasingly complex consumer culture, we create customized marketing solutions for each of our clients. Engagements between clients and agencies fall into five basic categories, or models. In the single-discipline model, clients work directly with one agency in one discipline. The project collaboration model is employed when sister agencies are brought in on a project basis as a client’s needs expand. In the integrated agency-of-record model, a multi-disciplinary agency provides a fuller range of marketing services for a client. The lead company model is applied when a lead agency manages the work at several of our agencies. Finally, in the virtual network model, clients have a representative at the holding company level to oversee the fullest range of our marketing spectrum.
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
      Our global networks offer our largest clients a full range of marketing and communications services. Combined, their footprint spans over 100 countries:

•	McCann Erickson Worldwide

•	Foote Cone & Belding Worldwide

•	Lowe Worldwide
      We have many full-service marketing agencies whose distinctive resources provide clients with multi-disciplinary communication services:

•	Campbell-Ewald

•	Carmichael Lynch

•	Deutsch

•	Hill Holliday

•	Mullen
      We also have many domestic advertising agencies that provide North American clients with traditional services in print and broadcast media:

•	Avrett Free & Ginsberg

•	Campbell Mithun

•	Dailey & Associates

•	Gillespie

•	Gotham

•	Jay Advertising

•	Tierney Communications

•	TM Advertising
      Our one-to-one marketing companies specialize in using a full range of digital, interactive and traditional media services to communicate directly with consumers in relevant and innovative ways:

•	Draft Worldwide

•	FCBi

•	MRM Partners Worldwide

•	The Hacker Group

•	R/ GA
      The worldwide leader in experiential marketing, Jack Morton Worldwide, is part of our group. Jack Morton creates interactive experiences whose goal is to improve performance, increase sales and build brand recognition. The agency produces meetings and events, environmental design, exhibits, digital media and learning programs.
      Our media offering addresses changes in today’s fragmented media landscape, with capabilities in planning, research, negotiating and buying, as well as media research, product placement and programming. Our major media agencies are:

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

      Our public relations agencies offer such worldwide services as consumer PR, corporate communications, crisis management, web relations and investor relations:

•	DeVries

•	Golin Harris

•	MWW Group

•	Weber Shandwick
      We also have special marketing services agencies that we believe are best-in-class for their niche markets:

•	Marketing Accountability Practice (marketing accountability/ ROI)

•	frank about women (women’s marketing)

•	KidCom (youth marketing)

•	NAS (recruitment)

•	Newspaper Services of America (newspaper services)

•	OSI (outdoor advertising)

•	Wahlstrom Group (yellowpages)

•	Women2Women Communications (women’s marketing)

•	FutureBrand (corporate identity and branding)
      Our sports and entertainment marketing firms manage top athletes and sporting events and represent some of the world’s most-recognized celebrities:

•	Bragman Nyman Cafarelli

•	Octagon

•	PMK/ HBH

•	Rogers & Cowan
      Our affiliated multicultural agency partners, in which we own a minority interest, target specific demographic segments:

•	Accent Marketing (Hispanic)

•	Casanova Pendrill (Hispanic)

•	IW Group (Asian-Pacific-American)

•	SiboneyUSA (Hispanic)
      Interpublic maintains separate agency brands to manage the broadest range of clients, even ones that operate in similar business areas. Having distinct agencies allows us to avoid potential conflicts of interest among our clients in the same industry. To help manage these companies effectively, however, we have organized our agencies into five global operating divisions. Four of these divisions, McCann WorldGroup (“McCann”), The FCB Group (“FCB”), Lowe Worldwide (“Lowe”) and Draft Worldwide (“Draft”), provide a distinct comprehensive array of global communications and marketing services. The fifth global operating division, The Constituency Management Group (“CMG”), which includes Weber Shandwick, MWW Group, FutureBrand, DeVries, Golin Harris, Jack Morton and Octagon Worldwide (“Octagon”), provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity and strategic marketing consulting.

      A group of leading stand-alone agencies provide clients with a full range of advertising and marketing services. These agencies partner with our global operating groups as needed, and include Campbell-Ewald, Hill Holliday, Deutsch and Mullen.
      We believe this organizational structure allows us to provide comprehensive solutions for clients and enables stronger financial and operational growth opportunities. We practice a decentralized management style, providing agency management with a great deal of operational autonomy.
Our Financial Reporting Segments
      As of December 31, 2005, for financial reporting purposes we have three reportable segments. The largest segment, Integrated Agency Networks (“IAN”), is comprised of McCann, FCB, Lowe, Draft, our media agencies, and our leading stand-alone agencies. CMG comprises our second reportable segment. Our third reportable segment is comprised of our Motorsports operations (“Motorsports”), which were sold during 2004 and had immaterial residual operating results in 2005. See Note 20 to the Consolidated Financial Statements for further discussion.
Principal Markets
      Our agencies are located in over 100 countries and in every significant world market. We provide services for clients whose businesses are broadly international in scope, as well as for clients whose businesses are limited to a single country or a small number of countries. The United States (“U.S.”), Europe (excluding the United Kingdom (“UK”)), the UK, Asia Pacific and Latin America represented 55.2%, 18.1%, 9.9%, 7.5% and 4.1% of our total revenue, respectively, in 2005. For further discussion concerning revenues and long-lived assets on a geographical basis for each of the last three years, see Note 20 to the Consolidated Financial Statements.
Sources of Revenue
      Our revenues are primarily derived from the planning and execution of advertising programs in various media and the planning and execution of other marketing and communications programs. Most of our client contracts are individually negotiated. Accordingly, the terms of client engagements and the basis on which we earn commissions and fees vary significantly. Our client contracts are becoming increasingly complex arrangements that frequently include provisions for incentive compensation and govern vendor rebates and credits. Our largest clients are multinational entities and we often provide services to these clients out of multiple offices and across various agencies. In arranging for such services to be provided, we may enter into global, regional and local agreements. Multiple agreements of this nature are reviewed by legal counsel to determine the governing terms to be followed by the offices and agencies involved.
      Revenues for creation, planning and placement of advertising are primarily determined on a negotiated fee basis and, to a lesser extent, on a commission basis. Fees are usually calculated to reflect hourly rates plus proportional overhead and a mark-up. Many clients include an incentive compensation component in their total compensation package. This provides added revenue based on achieving mutually agreed-upon qualitative and/or quantitative metrics within specified time periods. Commissions are earned based on services provided, and are usually derived from a percentage or fee over the total cost to complete the assignment. Commissions can also be derived when clients pay us the gross rate billed by media and we pay for media at a lower net rate; the difference is the commission that we earn, which is either retained in total or shared with the client depending on the nature of the services agreement.
      We pay media charges with respect to contracts for advertising time or space that we place on behalf of our clients. To reduce our risk from a client’s non-payment, we typically pay media charges only after we receive funds from our clients. Generally, we act as the client’s agent rather than the primary obligor. In some instances we agree with the media provider that we will only be liable to pay the media after the client has paid us for the media charges.

      We also generate revenue in negotiated fees from our public relations, sales promotion, event marketing, sports and entertainment marketing and corporate and brand identity services.
      Our revenue is directly dependent upon the advertising, marketing and corporate communications requirements of our clients and tends to be higher in the second half of the calendar year as a result of the holiday season and lower in the first half as a result of the post-holiday slow-down in client activity. Depending on the terms of the client contract, fees for services performed can be primarily recognized three ways: proportional performance, straight-line (or monthly basis) or completed contract. Fee revenue recognized on a completed contract basis also contributes to the higher seasonal revenues experienced in the fourth quarter due to the majority of our contracts ending at December 31. As is customary in the industry, these contracts provide for termination by either party on relatively short notice, usually 90 days. See Note 1 to the Consolidated Financial Statements for further discussion of our revenue recognition accounting policies.
Clients
      In the aggregate, our top ten clients based on revenue accounted for approximately 24.7% and 23.5% of revenue in 2005 and 2004, respectively. Based on revenue for the year ended December 31, 2005, our largest clients were General Motors Corporation, Microsoft, Unilever, Johnson & Johnson, and Verizon. While the loss of the entire business of any one of our largest clients might have a material adverse effect upon our business, we believe that it is unlikely that the entire business of any of these clients would be lost at the same time. This is because we represent several different brands or divisions of each of these clients in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency systems. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to a competing agency, and a client may reduce its marketing budget at any time.
Personnel
      As of December 31, 2005, we employed approximately 43,000 persons, of whom approximately 18,000 were employed in the U.S. Because of the personal service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. There is keen competition for qualified employees.

Item 1A.	Risk Factors
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
      We have identified numerous material weaknesses in our internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2005. For a detailed description of these material weaknesses, see Item 8, Management’s Assessment on Internal Control Over Financial Reporting, of our Form 10-K. Each of our material weaknesses results in more than a remote likelihood that a material misstatement will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Given the extensive material weaknesses identified, even with this additional work there is a risk of errors not being prevented or detected, which could result in further restatements.

•	We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.
      Because of our decentralized structure and our many disparate accounting systems of varying quality and sophistication, we have extensive work remaining to remedy our material weaknesses in internal control over financial reporting. We are in the process of developing a work plan for remedying all of the identified material weaknesses, and this work will extend beyond 2006. There can be no assurance as to when the remediation plan will be completed or when the material weaknesses will be remedied. There will also continue to be a serious risk that we will be unable to file future periodic reports with the SEC in a timely manner, that a default could result under the indentures governing our debt securities or under our three-year revolving credit agreement (the “Three-Year Revolving Credit Facility”) or credit facilities of our subsidiaries and that our future financial statements could contain errors that will be undetected.

•	We face substantial ongoing costs associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act.
      As a result of the extent of the deficiencies in our internal control over financial reporting, we incurred significant professional fees and other expenses in 2005 to prepare our consolidated financial statements and to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. Until our remediation is completed, we will continue to incur the expenses and management burdens associated with the manual procedures and additional resources required to prepare our consolidated financial statements. The cost of this work will continue to be significant in 2006 and beyond.

•	We have restated our financial statements.
      We may continue to suffer adverse effects from the restatement of previously issued financial statements that we presented in our annual report on Form 10-K for the year ended December 31, 2004, as amended (the “2004 Form 10-K”). In the 2004 Form 10-K, we restated our previously reported financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, and for the first three quarters of 2004 and all four quarters of 2003 (the “Prior Restatement”). In this report, we have restated the financial data for the first three quarters of 2005.
      As a result of these matters, we have recorded liabilities for vendor discounts and other obligations that will necessitate cash settlement that may negatively impact our cash flow in future years. We may also become subject to fines or other penalties or damages in our ongoing SEC investigation or new regulatory actions or civil litigation. Any of these matters may also contribute to further ratings downgrades, negative publicity and difficulties in attracting and retaining key clients, employees and management personnel.

•	Ongoing SEC investigations regarding our accounting restatements could adversely affect us.
      The SEC opened a formal investigation in response to the restatement we first announced in August 2002 and, as previously disclosed, the SEC staff’s investigation has expanded to encompass our Prior Restatement. In particular, since we filed our 2004 Form 10-K, we have received subpoenas from the SEC relating to matters addressed in our Prior Restatement. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but because the investigation is ongoing, in particular with respect to the Prior Restatement, we cannot reasonably estimate either the timing of a resolution or the amount. Accordingly, we have not yet established any accounting provision relating to these matters. Potential adverse developments in connection with the investigation, including any expansion of the scope of the investigation, could also negatively impact us and could divert the efforts and attention of our management team from our ordinary business operations.

•	We operate in a highly competitive industry.
      The marketing communications business is highly competitive. Our agencies and media services must compete with other agencies, and with other providers of creative or media services, in order to maintain existing client relationships and to win new clients. The client’s perception of the quality of an agency’s creative work, our reputation and the agencies’ reputations are important factors in determining our competitive position. An agency’s ability to serve clients, particularly large international clients, on a broad geographic basis is also an important competitive consideration. On the other hand, because an agency’s principal asset is its people, freedom of entry into the business is almost unlimited and a small agency is, on occasion, able to take all or some portion of a client’s account from a much larger competitor.
      Many companies put their advertising and marketing communications business up for competitive review from time to time. We have won and lost client accounts in the past as a result of such periodic competitions. Our ability to attract new clients and to retain existing clients may also, in some cases, be limited by clients’ policies or perceptions about conflicts of interest. These policies can, in some cases, prevent one agency, or even different agencies under our ownership, from performing similar services for competing products or companies.
      In addition, issues arising from our deficiencies in our internal control over financial reporting could divert the efforts and attention of our management from our ordinary business operations or have an adverse impact on clients’ perceptions of us and adversely affect our overall ability to compete for new and existing business.

•	We may lose or fail to attract and retain key employees and management personnel.
      Employees, including creative, research, media, account and practice group specialists, and their skills and relationships with clients, are among our most important assets. An important aspect of our competitiveness is our ability to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award, and could be adversely affected by our recent financial performance and financial reporting difficulties.

•	As a marketing services company, our revenues are highly susceptible to declines as a result of unfavorable economic conditions.
      Economic downturns often more severely affect the marketing services industry than other industries. In the past, some clients have responded to weak economic performance in any region where we operate by reducing their marketing budgets, which are generally discretionary in nature and easier to reduce in the short-term than other expenses related to operations. This pattern may recur in the future.

•	Our liquidity profile has recently been adversely affected.
      In recent periods we have experienced operating losses that have adversely affected our cash flows from operations. We have recorded liabilities and incurred substantial professional fees in connection with the Prior Restatement. It is also possible that we will be required to pay fines or other penalties or damages in connection with the ongoing SEC investigation or future regulatory actions or civil litigation. These items have impacted and will impact our liquidity in future years negatively and could require us to seek new or additional sources of liquidity to fund our working capital needs. There can be no guarantee that we would be able to access any such new sources of new liquidity on commercially reasonable terms or at all. If we are unable to do so, our liquidity position could be adversely affected.

•	Downgrades of our credit ratings could adversely affect us.
      Our long-term debt is currently rated B+ with negative outlook by Standard and Poor’s, Ba1 with negative outlook by Moody’s, and B+ with stable outlook by Fitch. It is possible that our credit ratings will be reduced further. Ratings downgrades or comparatively weak ratings can adversely affect us, because ratings are an important factor influencing our ability to access capital. Our clients and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have a significant adverse affect on our liquidity.

•	If some of our clients experience financial distress, their weakened financial position could negatively affect our own financial position and results.
      We have a large and diverse client base and at any given time, one or more of our clients may experience financial distress, file for bankruptcy protection or go out of business. If any client with whom we have a substantial amount of business experiences financial difficulty, it could delay or jeopardize the collection of accounts receivable, may result in significant reductions in services provided by us and may have a material adverse effect on our financial position, results of operations and liquidity. For a description of our client base, see Item 1, Business- Clients.

•	International business risks could adversely affect our operations.
      International revenues represent a significant portion of our revenues, approximately 45% in 2005. Our international operations are exposed to risks that affect foreign operations of all kinds, including local legislation, monetary devaluation, exchange control restrictions and unstable political conditions. These risks may limit our ability to grow our business and effectively manage our operations in those countries. In addition, because a high level of our revenues and expenses is denominated in currencies other than the U.S. dollar, primarily the Euro and Pound Sterling, fluctuations in exchange rates between the U.S. dollar and such currencies may materially affect our financial results.

•	In 2005 and prior years, we recognized impairment charges and increased our deferred tax valuation allowances, and we may be required to record additional charges in the future related to these matters.
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
      As of December 31, 2005, we have substantial amounts of intangibles, investments and deferred tax assets on our Consolidated Balance Sheet. Future events, including our financial performance and strategic decisions, could cause us to conclude that further impairment indicators exist and that the asset values associated with intangibles, investments and deferred tax assets may have become impaired. Any resulting impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized. In connection with the U.S. deferred tax assets, management believes that it is more likely than not that a substantial amount of the deferred tax assets will be realized; a valuation allowance has been established for the remainder. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future U.S. taxable income are lower than anticipated.

•	We are subject to certain restrictions and must meet certain minimum financial covenants under our Three-Year Revolving Credit Facility.
      Our Three-Year Revolving Credit Facility contains covenants that limit our operational flexibility and require us to meet specified financial ratios. The Three-Year Revolving Credit Facility does not permit us (i) to make cash acquisitions in excess of $50.0 million until October 2006, or thereafter in excess of $50.0 million until expiration of the agreement in May 2007, subject to increases equal to the net cash proceeds received in the applicable period from any disposition of assets; (ii) to make capital expenditures in excess of $210.0 million annually; (iii) to repurchase or to declare or pay dividends on our capital stock (except for any convertible preferred stock, convertible trust preferred instrument or similar security, which includes our outstanding 5.375% Series A Mandatory Convertible Preferred Stock and our 5.25% Series B Cumulative Convertible Perpetual Preferred Stock), except that we may repurchase our capital stock in connection with the exercise of options by our employees or with proceeds contemporaneously received from an issue of new shares of our capital stock; and (iv) to incur new debt at our subsidiaries, other than unsecured debt incurred in the ordinary course of business of our subsidiaries outside the U.S. and unsecured debt, which may not exceed $10.0 million in the aggregate, incurred in the ordinary course of business of our U.S. subsidiaries. Under the Three-Year Revolving Credit Facility, we are also subject to financial covenants with respect to our interest coverage ratio, debt to EBITDA ratio and minimum EBITDA.
      We have in the past been required to seek and successfully have obtained amendments and waivers of the financial covenants under our committed bank facility. There can be no assurance that we will be in compliance with these covenants in future periods. If we do not comply and are unable to obtain the necessary amendments or waivers at that time, we would be unable to borrow or obtain additional letters of credit under the Three-Year Revolving Credit Facility and could choose to terminate the facility and provide a cash deposit in connection with any outstanding letters of credit. The lenders under the Three-Year Revolving Credit Facility would also have the right to terminate the facility, accelerate any outstanding principal and require us to provide a cash deposit in an amount equal to the total amount of outstanding letters of credit. The outstanding amount of letters of credit was $162.4 million as of December 31, 2005. We have not drawn under the Three-Year Revolving Credit Facility over the past two years, and we do not currently expect to draw under it. So long as there are no amounts to be accelerated under the Three-Year Revolving Credit Facility, termination of the facility would not trigger the cross-acceleration provisions of our public debt.
      Any future impairment charge (excluding valuation allowance charges) could result in a violation of the financial covenants of our Three-Year Revolving Credit Facility, which requires us to maintain minimum levels of consolidated EBITDA (as defined in that facility) and established ratios of debt to consolidated EBITDA and interest coverage ratios. A violation of any of these financial covenants could trigger a default under this facility and adversely affect our liquidity.

•	We may not be able to meet our performance targets and milestones.
      From time to time, we communicate to the market certain targets and milestones for our financial and operating performance including, but not limited to, the areas of revenue growth, operating expense reduction and operating margin growth. These targets and milestones are intended to provide metrics against which to evaluate our performance, but they should not be understood as predictions or guidance about our expected performance. Our ability to meet any target or milestone is subject to inherent risks and uncertainties, and we caution investors against placing undue reliance on them. See “Statement Regarding Forward-Looking Disclosure.”

•	We are subject to regulations and other governmental scrutiny that could restrict our activities or negatively impact our revenues.
      Our industry is subject to government regulation and other governmental action, both domestic and foreign. There has been an increasing tendency on the part of advertisers and consumer groups to challenge advertising through legislation, regulation, the courts or otherwise, for example on the grounds that the advertising is false and deceptive or injurious to public welfare. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to the advertising for certain products. Representatives within government bodies, both domestic and foreign, continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising, which, if successful, may have an adverse effect on advertising expenditures and consequently our revenues.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Substantially all of our office space is leased from third parties. Several of our leases will be expiring within the next few months, while the remainder will be expiring within the next 19 years. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See Note 21 to the Consolidated Financial Statements for a discussion of our lease commitments.

Item 3.	Legal Proceedings
      We are or have been involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition except as described below.
SEC Investigation
      The SEC opened a formal investigation in response to the restatement we first announced in August 2002 and, as previously disclosed, the SEC staff’s investigation has expanded to encompass our Prior Restatement. In particular, since we filed our 2004 Form 10-K, we have received subpoenas from the SEC relating to matters addressed in our Prior Restatement. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but because the investigation is ongoing, in particular with respect to the Prior Restatement, we cannot reasonably estimate either the timing of a resolution or the amount. Accordingly, we have not yet established any accounting provision relating to these matters.

Item 4.	Submission of Matters to a Vote of Security Holders
      This item is answered in respect of the Annual Meeting of Stockholders held on November 14, 2005 (the “Annual Meeting”). At the Annual Meeting, the following number of votes were cast with respect to each matter voted upon:
      Proposal to approve Management’s nominees for director as follows:

Nominee	For	Withheld	Broker Nonvotes

Frank J. Borelli	311,766,433	59,959,629	0
Reginald K. Brack	315,032,540	56,693,522	0
Jill M. Considine	315,037,081	56,688,981	0
Richard A. Goldstein	339,686,209	32,039,853	0
H. John Greeniaus	339,976,351	31,749,711	0
Michael I. Roth	337,559,779	34,166,283	0
J. Phillip Samper	336,415,059	35,311,003	0
David M. Thomas	339,228,386	32,497,676	0
      Proposal to approve The Interpublic Group of Companies Employee Stock Purchase Plan (2006):

For	Against	Abstain	Broker Nonvotes

318,034,359	18,975,362	3,237,702	31,478,639
      Proposal to approve confirmation of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2005:

For	Against	Abstain	Broker Nonvotes

341,855,593	27,225,891	2,644,578	0
      Shareholder proposal to arrange for the prompt sale of the Company to the highest bidder:

For	Against	Abstain	Broker Nonvotes

11,397,027	323,825,408	5,024,987	31,478,640

Executive Officers of Interpublic

Name	Age	Office

Michael Roth(1)	60	Chairman of the Board and Chief Executive Officer
Nicholas J. Camera	59	Senior Vice President, General Counsel and Secretary
Albert S. Conte	55	Senior Vice President, Taxes and General Tax Counsel
Nick Cyprus	52	Senior Vice President, Controller and Chief Accounting Officer
Thomas A. Dowling	54	Senior Vice President, Chief Risk Officer
Stephen Gatfield	47	Executive Vice President, Network Operations, Chief Executive Officer of Lowe Worldwide
Philippe Krakowsky	43	Executive Vice President, Strategy and Corporate Communications
Frank Mergenthaler	45	Executive Vice President and Chief Financial Officer
Timothy Sompolski	53	Executive Vice President, Chief Human Resources Officer

(1)	Also a Director
      There is no family relationship among any of the executive officers.
      Mr. Roth became our Chairman of the Board and Chief Executive Officer, effective January 19, 2005. Prior to that time, Mr. Roth served as our Chairman of the Board from July 13, 2004 to January 2005. Mr. Roth served as Chairman and Chief Executive Officer of The MONY Group Inc. from February 1994 to June 2004. Mr. Roth has been a member of the Board of Directors of Interpublic since February 2002. He is also a director of Pitney Bowes Inc. and Gaylord Entertainment Company.
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
      Mr. Cyprus was hired in May 2004 as Senior Vice President, Controller and Chief Accounting Officer. Prior to joining us, Mr. Cyprus served as Vice President and Controller of AT&T from January 1999 to May 2004. On March 22, 2006, we announced that Mr. Cyprus would be leaving the Company effective March 31, 2006.
      Mr. Dowling was hired in January 2000 as Vice President and General Auditor. He was elected Senior Vice President, Financial Administration of Interpublic in February 2001, and Senior Vice President, Chief Risk Officer in November 2002. Prior to joining us, Mr. Dowling served as Vice President and General Auditor for Avon Products, Inc. from April 1992 to December 1999.
      Mr. Gatfield was hired in April 2004 as Executive Vice President, Global Operations and Innovation. He was elected Executive Vice President, Strategy and Network Operations in December 2005, and in February 2006 was also named Chief Executive Officer of Lowe Worldwide. Prior to joining us, he served as Chief Operating Officer from 2001 to 2004 and as Regional Managing Director for the Asia Pacific region from 1997 to 2000 for Leo Burnett Worldwide.

      Mr. Krakowsky was hired in January 2002 as Senior Vice President, Director of Corporate Communications. He was elected Executive Vice President, Strategy and Corporate Relations in December 2005. Prior to joining us, he served as Senior Vice President, Communications Director for Young & Rubicam from August 1996 to December 2000. During 2001, Mr. Krakowsky was complying with the terms of a non-competition agreement entered into with Young & Rubicam.
      Mr. Mergenthaler was hired in August 2005 as Executive Vice President and Chief Financial Officer. Prior to joining us, he served as Executive Vice President and Chief Financial Officer for Columbia House Company from July 2002 to July 2005. Mr. Mergenthaler served as Senior Vice President and Deputy Chief Financial Officer for Vivendi Universal from December 2001 to March 2002. Prior to that time Mr. Mergenthaler was an executive at Seagram Company Ltd. from November 1996 to December 2001.
      Mr. Sompolski was hired in July 2004 as Executive Vice President, Chief Human Resources Officer. Prior to joining us, he served as Senior Vice President of Human Resources and Administration for Altria Group from November 1996 to January 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Price Range of Common Stock
      Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IPG.” The following table provides the high and low closing sales prices per share for the periods shown below as reported on the NYSE. At February 28, 2006, there were 43,701 registered holders of our common stock.

	NYSE Sale Price

Period	High	Low

2005:
Fourth Quarter	$11.75	$9.14
Third Quarter	$12.67	$11.04
Second Quarter	$13.28	$12.11
First Quarter	$13.68	$11.50
2004:
Fourth Quarter	$13.50	$10.95
Third Quarter	$13.62	$10.51
Second Quarter	$16.43	$13.73
First Quarter	$17.19	$14.86
Dividend Policy
      No dividend was paid on our common stock during 2003, 2004, or 2005. Our future dividend policy will be determined on a quarter-by-quarter basis and will depend on earnings, financial condition, capital requirements and other factors. The current terms of our Three-Year Revolving Credit Facility limit our ability to declare and pay dividends. For a discussion of the restrictions under our Three-Year Revolving Credit Facility, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. In addition, the terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends have been or contemporaneously are declared and paid or provision for the payment thereof has been made. Our future dividend policy may also be influenced by the impact of our securities with participating rights in earnings available to common stockholders, including our 4.50% Convertible Senior Notes and Series A Mandatory Convertible Preferred Stock. For a discussion of our participating securities, see Note 13 to the Consolidated Financial Statements.
Transfer Agent and Registrar for Common Stock
      The transfer agent and registrar for our common stock is:
          Mellon Investor Services, Inc.
          480 Washington Boulevard
          29th Floor
          Jersey City, NJ 07310
          Tel: (877) 363-6398

Sales of Unregistered Securities
      In the fourth quarter of 2005, we issued securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) in payment of deferred compensation for acquisitions we made in earlier periods and for raising capital. The specific transactions were as follows:

•	On November 21, 2005, we issued 77,006 shares of our common stock to two shareholders of a company in connection with the purchase of 31% of the shares of the company. The shares of our common stock were valued at $800,000 as of the date of issuance and were issued without registration in reliance on Regulation S under the Securities Act.

•	On October 24, 2005, we issued 525,000 shares of our 5.25% Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) at an aggregate offering price of $525,000,000. The shares of our Series B Preferred Stock were sold on October 18, 2005 in a private placement to a syndicate of initial purchasers at an aggregate discount of $15,750,000 and may be resold to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A under the Securities Act.
      Each share of our Series B Preferred Stock may be converted at any time, at the option of the holder, into 73.1904 shares of our common stock, which is equivalent to an initial conversion price of approximately $13.66, plus cash in lieu of fractional shares. The conversion rate is subject to adjustment upon the occurrence of certain events. On or after October 15, 2010, we may cause shares of our Series B Preferred Stock to be automatically converted into shares of our common stock at the then prevailing conversion rate if the closing price of our common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference for 20 trading days during any consecutive 30 trading day period.
Repurchase of Equity Securities
      The following table provides information regarding our purchases of equity securities during the fourth quarter of 2005:

				Maximum
				Number of
				Shares that May
		Average	Total Number of Shares	Yet Be
	Total Number	Price	Purchased as Part of	Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans
	Purchased	Share(2)	Plans or Programs	or Programs

October 1-31	37,019	$11.03	—	—
November 1-30	7,072	$10.97	—	—
December 1-31	238,077	$9.84	—	—
Total(1)	282,168	$10.03	—	—

(1)	Consists of restricted shares of our common stock withheld under the terms of grants under employee stock compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the fourth quarter of 2005 (the “Withheld Shares”).

(2)	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of our common stock withheld each month.

Item 6.	Summary Selected Financial Data
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
SUMMARY SELECTED FINANCIAL DATA
(Amounts in Millions, Except Per Share Amounts)

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

REVENUE	$6,274.3	$6,387.0	$6,161.7	$6,059.1	$6,598.5
OPERATING (INCOME) EXPENSES:
Salaries and related expenses	3,999.1	3,733.0	3,501.4	3,397.1	3,634.9
Office and general expenses	2,288.1	2,250.4	2,225.3	2,248.3	2,397.9 (1)
Restructuring (reversals) charges	(7.3)	62.2	172.9	7.9	629.5
Long-lived asset impairment and other charges	98.6	322.2	294.0	130.0	300.7
Motorsports contract termination costs	—	113.6	—	—	—

Total operating (income) expenses	6,378.5	6,481.4	6,193.6	5,783.3	6,963.0

OPERATING INCOME (LOSS)	(104.2)	(94.4)	(31.9)	275.8	(364.5)

EXPENSES AND OTHER INCOME:
Interest expense	(181.9)	(172.0)	(206.6)	(158.3)	(169.1)
Debt prepayment penalty	(1.4)	(9.8)	(24.8)	—	—
Interest income	80.0	50.8	39.3	30.6	41.7
Investment impairments	(12.2)	(63.4)	(71.5)	(40.3)	(212.4)
Litigation reversals (charges)	—	32.5	(127.6)	—	—
Other income (expense)	33.1	(10.7)	50.3	8.0	14.4

Total expenses and other income	(82.4)	(172.6)	(340.9)	(160.0)	(325.4)

Income (loss) from continuing operations before provision for income taxes	(186.6)	(267.0)	(372.8)	115.8	(689.9)
Provision for (benefit of) income taxes	81.9	262.2	242.7	106.4	(88.1)

Income (loss) from continuing operations of consolidated companies	(268.5)	(529.2)	(615.5)	9.4	(601.8)
Income applicable to minority interests (net of tax)	(16.7)	(21.5)	(27.0)	(30.1)	(27.3)
Equity in net income of unconsolidated affiliates (net of tax)	13.3	5.8	2.4	5.9	3.2

Loss from continuing operations	(271.9)	(544.9)	(640.1)	(14.8)	(625.9)
Income from discontinued operations (net of tax)	9.0	6.5	101.0	31.5	15.5

Net income (loss)	(262.9)	(538.4)	(539.1)	16.7	(610.4)
Dividends on preferred stock	26.3	19.8	—	—	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(289.2)	$(558.2)	$(539.1)	$16.7	$(610.4)

Earnings (loss) per share of common stock:
Basic and diluted
Continuing operations	$(0.70)	$(1.36)	$(1.66)	$(0.04)	$(1.70)
Discontinued operations	0.02	0.02	0.26	0.08	0.04

Total*	$(0.68)	$(1.34)	$(1.40)	$0.04	$(1.65)

Weighted average shares:
Basic and diluted	424.8	415.3	385.5	376.1	369.0
OTHER DATA
Cash dividends per share of common stock	$—	$—	$—	$0.38	$0.38
Cash dividends per share of preferred stock	$14.50	$2.69	$—	$—	$—
Capital Expenditures	$(140.7)	$(194.0)	$(159.6)	$(171.4)	$(257.5)
Market price on December 31,	$9.65	$13.40	$15.60	$14.08	$29.02
Number of Employees	42,600	43,700	43,400	45,800	50,500

(1)	Includes amortization expense of $161.0 in 2001.

*	Earnings (loss) per share does not add due to rounding.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)

	As of December 31,

	2005	2004	2003	2002	2001

ASSETS:
Cash and cash equivalents	$2,075.9	$1,550.4	$1,871.9	$953.2	$938.1
Marketable securities	115.6	420.0	195.1	30.7	21.2
Accounts receivable, net of allowances	4,015.7	4,319.2	4,106.3	4,263.4	4,403.9
Expenditures billable to clients	917.6	882.9	831.9	703.5	607.6
Deferred income taxes	184.3	261.0	279.7	103.0	136.0
Prepaid expenses and other current assets	188.3	184.6	269.8	423.3	324.6

Total current assets	7,497.4	7,618.1	7,554.7	6,477.1	6,431.4
Land, buildings and equipment, net	650.0	722.9	697.9	851.1	871.0
Deferred income taxes	297.3	274.2	378.3	534.3	514.0
Investments	170.6	168.7	246.8	326.5	334.6
Goodwill	3,030.9	3,141.6	3,267.9	3,320.9	2,933.9
Other assets	299.0	328.2	322.3	397.9	379.9

Total non-current assets	4,447.8	4,635.6	4,913.2	5,430.7	5,033.4

TOTAL ASSETS	$11,945.2	$12,253.7	$12,467.9	$11,907.8	$11,464.8

LIABILITIES:
Accounts payable	$4,245.4	$4,733.5	$4,473.4	$4,333.0	$3,771.2
Accrued liabilities	2,554.3	2,485.2	2,420.0	2,314.5	2,501.0
Short-term debt	56.8	325.9	316.9	841.9	428.5

Total current liabilities	6,856.5	7,544.6	7,210.3	7,489.4	6,700.7
Long-term debt	2,183.0	1,936.0	2,198.7	1,822.2	2,484.6
Deferred compensation and employee benefits	592.1	590.7	548.6	534.9	438.6
Other non-current liabilities	319.0	408.9	326.7	270.7	177.3
Minority interests in consolidated subsidiaries	49.3	55.2	64.8	68.0	84.0

Total non-current liabilities	3,143.4	2,990.8	3,138.8	2,695.8	3,184.5

TOTAL LIABILITIES	9,999.9	10,535.4	10,349.1	10,185.2	9,885.2

TOTAL STOCKHOLDERS’ EQUITY	1,945.3	1,718.3	2,118.8	1,722.6	1,579.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,945.2	$12,253.7	$12,467.9	$11,907.8	$11,464.8

      Certain classification revisions have been made to the prior period financial statements to conform to the current year presentation. These classification revisions included amounts previously recorded in current assets as accounts receivable of $537.7, $528.6, $315.8 and $249.2 to expenditures billable to clients and amounts previously recorded in current liabilities as accounts payable of $1,411.5, $1,197.0, $1,075.1 and $1,010.0 to accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2004, 2003, 2002 and 2001, respectively. The classification of these amounts were revised to more appropriately reflect the composition of the year end balances of accounts receivable as amounts billed to clients and accounts payable as amounts for which we have received invoices from vendors. These classification revisions had no impact on our results of operations or changes in our stockholders’ equity.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company”, “Interpublic”, “we”, “us” or “our”). MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes. Our MD&A includes the following sections:
      OVERVIEW provides a description of our business, the drivers of our business, and how we analyze our business. It then provides an analysis of our 2005 performance and a description of the significant events impacting 2005 and thereafter.
      RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2005 compared to 2004 and 2004 compared to 2003.
      LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing, contractual obligations and derivatives and hedging activities.
      INTERNAL CONTROL OVER FINANCIAL REPORTING provides a description of the status of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related rules. For more detail, see Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures.
      LIABILITIES RELATED TO OUR PRIOR RESTATEMENT provides a description and update of the significant liabilities recorded as part of our previously reported restated financial statements for the years ended December 31, 2003, 2002, 2001 and 2000 (“Prior Restatement”). For additional information, see Item 8, Financial Statements and Supplementary Data.
      OUT OF PERIOD ADJUSTMENTS provides a description and impact of amounts recorded as part of our 2005 financial statements which relate to a prior annual period. The out of period adjustments primarily relate to errors in accounting related to vendor credits or discounts, income taxes as well as the impact of other miscellaneous adjustments.
      CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.
      OTHER MATTERS provides a discussion of our significant non-operational items which impact our financial statements, such as the SEC investigation.
      RECENT ACCOUNTING STANDARDS by reference to Note 22 to the Consolidated Financial Statements, provides a description of accounting standards which we have not yet been required to implement and may be applicable to our future operations, as well as those significant accounting standards which were adopted during 2005.
OVERVIEW

Our Business
      We are one of the world’s largest advertising and marketing services companies, comprised of hundreds of communication agencies around the world that deliver custom marketing solutions on behalf of our clients. Our agencies cover the spectrum of marketing disciplines and specialties, from traditional services such as consumer advertising and direct marketing, to newer disciplines such as experiential marketing and branded entertainment. With offices in over 100 countries and approximately 43,000 employees, our agencies work with our clients to create global and local marketing campaigns that cross borders and media. These marketing programs seek to build brands, influence consumer behavior and sell products.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Interpublic maintains separate agency brands to manage the broadest range of clients, even ones that operate in similar business areas. Having distinct agencies allows us to avoid potential conflicts of interest among our clients in the same industry. To help manage these companies effectively, however, we have organized our agencies into five global operating divisions. Four of these divisions, McCann WorldGroup (“McCann”), The FCB Group (“FCB”), Lowe Worldwide (“Lowe”) and Draft Worldwide (“Draft”), provide a distinct, comprehensive array of global communications and marketing services. The fifth global operating division, The Constituency Management Group (“CMG”), which includes Weber Shandwick, MWW Group, FutureBrand, DeVries, Golin Harris, Jack Morton and Octagon Worldwide (“Octagon”), provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity and strategic marketing consulting.
      A group of leading stand-alone agencies provide clients with a full range of advertising and marketing services. These agencies partner with our global operating groups as needed, and include Campbell-Ewald, Hill Holiday, Deutsch and Mullen.
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
      As of December 31, 2005, for financial reporting purposes we have three reportable segments. The largest segment, Integrated Agency Networks (“IAN”), is comprised of McCann, FCB, Lowe, Draft, our media agencies, and our leading stand-alone agencies. CMG comprises our second reportable segment. Our third reportable segment is comprised of our Motorsports operations (“Motorsports”), which were sold during 2004 and had immaterial residual operating results in 2005.

Business Drivers
      Our revenues are primarily derived from the planning and execution of advertising programs in various media and the planning and execution of other marketing and communications programs. Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the basis on which we earn commissions and fees vary significantly. Our client contracts are also becoming increasingly complex arrangements that frequently include provisions for incentive compensation and govern vendor rebates and credits.
      Revenues for creation, planning and placement of advertising are primarily determined on a negotiated fee basis and, to a lesser extent, on a commission basis. Fees are usually calculated to reflect hourly rates plus proportional overhead and a mark-up. Many clients include an incentive compensation component in their total compensation package. This provides added revenue based on achieving mutually agreed-upon qualitative and/or quantitative metrics within specified time periods. Commissions are earned based on services provided, and are usually derived from a percentage or fee over the total cost to complete the assignment. Commissions can also be derived when clients pay us the gross rate billed by media and we pay for media at a lower net rate; the difference is the commission that we earn, which is either retained in total or shared with the client depending on the nature of the services agreement.
      We pay media charges with respect to contracts for advertising time or space that we place on behalf of our clients. To reduce our risk from a client’s non-payment, we typically pay media charges only after we receive funds from our clients. Generally, we act as the client’s agent rather than the primary obligor. In some instances we agree with the media provider that we will only be liable to pay the media after the client has paid us for the media charges.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      We also generate revenue in negotiated fees from our public relations, sales promotion, event marketing, sports and entertainment marketing and corporate and brand identity services.
      Our revenue is directly dependent upon the advertising, marketing and corporate communications requirements of our clients and tends to be higher in the second half of the calendar year as a result of the holiday season and lower in the first half as a result of the post-holiday slow-down in client activity. Depending on the terms of the client contract, fees for services performed can be primarily recognized three ways: proportional performance, straight-line (or monthly basis) or completed contract. Fee revenue recognized on a completed contract basis also contributes to the higher seasonal revenues experienced in the fourth quarter due to the majority of our contracts ending at December 31. As is customary in the industry, these contracts provide for termination by either party on relatively short notice, usually 90 days. See Note 1 to the Consolidated Financial Statements for further discussion of our revenue recognition accounting policies.
      Our revenue is driven by our ability to maintain and grow existing business, as well as generate new business. Our business is directly affected by economic conditions in the industries and regions we serve and by the marketing and advertising requirements and practices of our clients and potential clients. When economic conditions decline, companies generally decrease advertising and marketing budgets, and it becomes more difficult to achieve profitability. Our business is highly competitive, which tends to mitigate our pricing power and that of our competition.
      We believe that expanding the range of services we provide to our key clients is critical to our continued growth. We are focused on strengthening our collaboration across agencies, which we believe will increase our ability to better service existing clients and win new clients.

2005 Performance
      The primary focus of our business analysis is on operating performance, specifically, changes in revenues and operating expenses.
      We analyze the increase or decrease in revenue by reviewing the components of the change, including: the impact of foreign currency exchange rate changes, the impact of net acquisitions and divestitures, and the balance, which we refer to as organic revenue change. As economic conditions and demand for our services can vary between geographic regions, we also analyze revenues by domestic and international sources.
      Our operating expenses are in two primary categories: salaries and related expenses, and office and general expenses. As with revenue, we analyze the increase or decrease in operating expenses by reviewing the following components of the change: the impact of foreign currency exchange rate changes, the impact of net acquisitions and divestitures, and the organic component of the change. Salaries and related expenses tend to fluctuate with changes in revenues and are measured as a percentage of revenues. Office and general expenses, which have both a fixed and variable component, tend not to vary as much with revenue.
      Our financial performance over the past several years has lagged behind that of our industry peers, due to lower revenue growth, as well as impairment, restructuring and other charges. 2005 performance was impacted by higher salaries and related and office and general expenses and lower revenues as discussed in more detail below. However, both impairment and restructuring charges have decreased and we are no longer burdened with Motorsports related costs.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Strategic Initiatives
      Organic revenue growth and improving operating margin are our key corporate metrics. Our performance priorities are to:

•	Achieve organic revenue growth by strengthening collaboration among our agencies, increasing the number of marketing services provided to existing clients and winning new clients. We have established a supplemental incentive plan, expanded internal tools and resources, and heightened internal communications aimed at encouraging collaboration. We have also focused our efforts on attracting and retaining the highest quality industry talent and further improving client retention. We analyze our performance by calculating the percentage increase in revenue related to organic growth between comparable periods.

•	Improve operating margin by increasing revenue and by controlling salaries and related expenses, as well as office and general expenses. In addition, we are working to improve our back office efficiency through our shared services initiatives as well as improve our real estate utilization. We analyze our performance by comparing revenue to prior periods and measuring salaries and related expenses, as well as office and general expenses, as a percentage of revenue. We define operating margin as operating income divided by reported revenue.
      Our revenue is directly dependent upon the advertising, marketing and corporate communications requirements of our clients. Historically, we typically experience increased revenue and profitability in the fourth quarter of our fiscal year as a result of increased holiday-related client spending activity. The increase in fourth quarter revenue and profitability is also attributable to higher seasonal revenues due to the timing of revenue recognition for contracts that are accounted for on the completed contract method. For the three years ended December 31, 2005, 2004 and 2003, our fourth quarter revenue as a percentage of the respective full year revenue was approximately 30% for all years.

			Organic Changes
	Organic Changes		for the Three
	for the Years Ended		Months Ended
	December 31,		December 31,

Increase (Decrease)	2005	2004	2005	2004

Revenue	$(45.7)	$75.6	$(34.1)	$44.5
Salaries and related expenses	$293.4	$142.6	$116.7	$73.6
Office and general expenses	$112.4	$(13.9)	$26.3	$47.1
      The organic decrease in revenue for the year ended and three months ended December 31, 2005 was $45.7 and $34.1, respectively when compared to the comparative period in 2004. Operating margin declined for the year ended and three months ended December 31, 2005 due to a significant organic increase in salaries and related expenses for the year ended and three months ended December 31, 2005 of $293.4 and $116.7, respectively when compared to the prior year, and an organic increase in office and general expenses for year ended and three months ended December 31, 2005 of $112.4 and $26.3, respectively when compared to the prior year. See below for discussion of the drivers of these changes.
      Included in our results of operations for the three months ended December 31, 2005 were certain out of period adjustments that resulted in decreased revenue and operating income of $17.3 and $21.6, respectively. When compared to the slight organic decrease in revenue and significant organic increase in salaries and related expenses and office and general expenses for the three months ended December 31, 2005, these out of period adjustments were immaterial to our quarterly results of operations. These adjustments were immaterial to the annual period ended December 31, 2005 and to any other prior annual period.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	For the Years		For the Three
	Ended		Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

Organic revenue change percentage (vs. prior year)	(0.7)%	1.2%	(1.7)%	2.4%
Operating margin percentage	(1.7)%	(1.5)%	3.0%	15.9%
Salaries and related expenses as a percentage of revenue	63.7%	58.4%	58.4%	52.0%
Office and general expenses as a percentage of revenue	36.5%	35.2%	33.6%	32.1%
      Organic revenue growth. In 2005, we experienced a small organic revenue decrease, compared to small organic revenue growth in 2004. The decrease resulted from client losses and a reduction in revenue from existing clients at IAN, offset partially by an increase at CMG due to client wins and additional business from existing clients in the U.S. and Europe. As a result, there were domestic and international organic revenue decreases of 0.5% and 0.9%, respectively. We experienced a small organic revenue decrease for the three months ended December 31, 2005 when compared to the comparative periods in 2004.
      Operating margin. Our operating margin was negative in 2005 and 2004. The decline in 2005 resulted from organic revenue decreases and increases in salaries and related as well as office and general expenses. Salaries and related expenses increased, both in absolute terms and as a percentage of revenues, due to increased severance expense as international headcount reductions occurred across several agencies. In addition, the increase was attributable to hiring additional creative talent to enable future revenue growth and additional staff to address weaknesses in our accounting and control environment and to develop shared services, which almost offset the number of employees severed. Office and general expenses increased, both in absolute terms and as a percentage of revenues, primarily due to higher professional fees associated with the Prior Restatement and our ongoing efforts in internal control compliance. Salary expense attributable to the additional headcount and the costs of remedying our internal control weaknesses will continue to be significant in 2006.
      These negative impacts to operating margin were partially offset by a decrease in the amount of charges related to impairment, restructuring and contract termination costs. If not for the reduction in these charges, our operating margin would have deteriorated significantly from 2004 to 2005 as described above. During 2005, we recorded asset impairments of $98.6, restructuring reversals of $7.3 and had no contract termination charges related to the Motorsports business, which is a $406.7 decrease when compared to these charges in 2004. Operating margin in 2004 was impacted by approximately $322.2 of asset impairment charges, $62.2 of restructuring charges and $113.6 of contract termination costs related to the Motorsports business.
      For the three months ended December 31, 2005 and 2004, our operating margin decreased significantly, to 3.0% from 15.9%. The decline in 2005 resulted from significant increases in salaries and related expenses and impairment charges, as well an increase in office and general expenses and an organic revenue decrease. Salaries and related expenses significantly increased, both in absolute terms and as a percentage of revenues, primarily due to an increase in severance expense as international headcount reductions occurred across several agencies as a result of client losses. In addition, the increase was attributable to hiring additional creative talent to enable future revenue growth and staff to address weaknesses in our accounting and control environment. During the three months ended December 31, 2005, impairment charges of $92.1 were recorded primarily related to our Lowe reporting unit following a major client loss and recent management defections. Office and general expenses increased, both in absolute terms and as a percentage of revenues, primarily due to higher production and media expenses

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
due to an increase in arrangements where we act as principal, which requires us to record expenses on a gross basis, as well as higher professional fees.

Significant 2005 Activity and Subsequent Events

Income Statement

•	Total salaries and related expenses increased by approximately $266.1 to $3,999.1 for 2005. This increase includes higher severance expense, which increased by approximately $87.9 to $162.5. Severance activity in 2005 covered approximately 3,000 employees, of which approximately 2,500 had left the Company by year-end. Our severance actions were concentrated in our international businesses and included several agencies, mostly within IAN. The increase of salaries and related expenses was also attributable to hiring in several areas of our business, including creative talent to enable future revenue growth, and finance and information technology staff to address weaknesses in our accounting and control environment, as well as to develop shared services, which approximately offset the number of employees addressed by severance during the year.

•	A net charge of $69.9 was recorded to increase our valuation allowance for deferred income tax assets primarily relating to foreign net operating loss carry forwards, in relation to which we do not have the historical earning trends or tax planning strategies necessary to recognize the benefits of operating losses. See Note 11 to the Consolidated Financial Statements for additional information.

•	Total professional fees increased $94.8 to $332.8 for 2005. These increases related primarily to our ongoing efforts in internal control compliance, the Prior Restatement process and the preliminary application development and maintenance of information technology systems and processes related to our shared services initiatives. Professional fees are included in office and general expenses in the Consolidated Statements of Operations.

•	Long-lived asset impairment charges of $98.6 were recorded, including $91.0 of goodwill impairments at Lowe following a major client loss and recent management defections and $5.8 at an agency within our sports and entertainment marketing business. See Note 9 to the Consolidated Financial Statements for additional information.

Operating Cash Flow

•	Our operating activities utilized cash of approximately $20.2, compared to cash provided by operating activities of $464.8 in 2004. The decrease in cash provided by operating activities in 2005 was primarily attributable to significant increases in our operating costs. Additional cash was used during 2005 for severance costs primarily related to international headcount reductions, salary costs primarily attributable to our hiring additional creative talent to enable future revenue growth and additional staff to address weaknesses in our accounting and control environment, and professional fees primarily related to our Prior Restatement and our ongoing efforts in internal control compliance. The decrease in cash provided by operating activities in 2005 was also attributable to year-over-year changes in working capital accounts.

Financing Activities

•	Throughout 2005, we entered into waivers and amendments to our 364-Day and Three-Year Revolving Credit Facilities related to our reporting requirements, financial covenants and the Prior Restatement.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

•	In July 2005, we completed the issuance and sale of our $250.0 Floating Rate Notes due 2008 and used the proceeds to redeem all $250.0 of our 7.875% Senior Unsecured Notes maturing October 2005.

•	In September 2005 our $250.0 364-Day Revolving Credit Facility expired.

•	In October 2005, we added a new bank to the syndicate of our Three-Year Revolving Credit Facility, increasing the size of the facility by $50.0 to $500.0.

•	In October 2005, we issued 0.525 shares of our 5.25% Series B Cumulative Convertible Perpetual Preferred Stock at gross proceeds of $525.0, with net proceeds totaling approximately $507.3 after deducting discounts to the initial purchasers and the estimated expenses of the offering.
     Subsequent to 2005

•	On March 21, 2006, we entered into an amendment to our Three-Year Revolving Credit Facility, effective as of December 31, 2005. The amendment changed the financial covenants with respect to periods ended December 31, 2005, March 31, 2006 and June 30, 2006, added a new minimum cash balance covenant and amended the provisions governing letters of credit to permit the issuance of letters of credit with expiration dates beyond the termination date of the facility, subject to certain conditions. We also obtained a waiver from the lenders under the Three-Year Revolving Credit Facility in March, 2006, to waive any default arising from the restatement of our financials presented in this report.
RESULTS OF OPERATIONS
Consolidated Results of Operations — 2005 Compared to 2004

REVENUE
      The components of the 2005 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

2004	$6,387.0		$3,509.2		54.9%	$2,877.8		45.1%

Foreign currency changes	40.4	0.6%	—	0.0%		40.4	1.4%
Net acquisitions/divestitures	(107.4)	(1.7)%	(28.9)	(0.8)%		(78.5)	(2.7)%
Organic	(45.7)	(0.7)%	(19.2)	(0.5)%		(26.5)	(0.9)%

Total change	(112.7)	(1.8)%	(48.1)	(1.4)%		(64.6)	(2.2)%
2005	$6,274.3		$3,461.1		55.2%	$2,813.2		44.8%

      For the year ended December 31, 2005, consolidated revenues decreased $112.7, or 1.8%, as compared to 2004, which was attributable to the effect of net acquisitions and divestitures of $107.4 and an organic revenue decrease of $45.7, partially offset by favorable foreign currency exchange rate changes of $40.4.
      The increase due to foreign currency changes was primarily attributable to the strengthening of the Brazilian Real and the Canadian Dollar in relation to the U.S. Dollar, which primarily affected our IAN segment. The net effect of acquisitions and divestitures is comprised of $46.0 at IAN, largely from dispositions at McCann during 2005, $12.1 at CMG and $49.3 from the sale of the Motorsports business during 2004.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      During 2005, the organic revenue decrease of $45.7, or 0.7%, was driven by a decrease at IAN, partially offset by an increase at CMG. The decrease at IAN was a result of client losses and a reduction in revenue from existing clients primarily in our European offices. The increase at CMG was primarily driven by growth in public relations and sports marketing business both domestically and internationally as a result of increased revenue from existing clients and new client wins.
      For 2006, we expect the organic change in revenue to be flat or to decline due to the continuing impact of client losses that we experienced during 2005.
      Our revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. This accounting guidance governs the timing of when revenue is recognized. Accordingly, if work is being performed in a given quarter but there is insufficient evidence of an arrangement, the related revenue is deferred to a future quarter when the evidence is obtained. However, our costs of services are primarily expensed as incurred, except that incremental direct costs may be deferred under a significant long term contract until complete. With revenue being deferred until completion of the contract and costs primarily expensed as incurred, this will have a negative impact on our operating margin until the revenue can be recognized and in the period of revenue recognition. While this will not affect cash flow and did not have a significant impact on revenue recognition in 2005 as compared to 2004, it may affect organic revenue growth and margins in future periods. This effect is likely to be greater in comparing quarters than in comparing full years.
      In addition, we fulfill the role of an agent in most of our customer contracts however, in certain arrangements we act as principal. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, when we act as principal, we recognize gross revenue and expenses inclusive of external media or production costs; when we act as an agent, we recognize revenue net of such costs. The mix of where we act as agent and where we act as principal is contract-dependent and varies from agency to agency, and from period to period. Accordingly, while our cash flows and profitability are not impacted, and while this effect did not have a significant impact on revenue in 2005 compared to 2004, it may affect organic revenue growth patterns in future periods.

OPERATING EXPENSES

	For the Years Ended December 31,

	2005		2004

		% of		% of
	$	Revenue	$	Revenue	$ Change	% Change

Salaries and related expenses	$3,999.1	63.7%	$3,733.0	58.4%	$266.1	7.1%
Office and general expenses	2,288.1	36.5%	2,250.4	35.2%	37.7	1.7%
Restructuring charges	(7.3)		62.2		(69.5)	(111.7)%
Long-lived asset impairment and other charges	98.6		322.2		(223.6)	(69.4)%
Motorsports contract termination costs	—		113.6		(113.6)	(100.0)%

Total operating expenses	$6,378.5		$6,481.4		$(102.9)	(1.6)%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Salaries and Related Expenses
      The components of the 2005 change were as follows:

	Total
			% of
	$	% Change	Revenue

2004	$3,733.0		58.4%

Foreign currency changes	19.3	0.5%
Net acquisitions/divestitures	(46.6)	(1.2)%
Organic	293.4	7.9%

Total change	266.1	7.1%
2005	$3,999.1		63.7%

      Salaries and related expenses are the largest component of operating expenses and consist primarily of salaries and related benefits, and performance incentives. During 2005, salaries and related expenses increased to 63.7% of revenues, compared to 58.4% in 2004. In 2005, salaries and related expenses increased $293.4, excluding the increase related to foreign currency exchange rate changes of $19.3 and a decrease related to net acquisitions and divestitures of $46.6.
      Salaries and related expenses were impacted by changes in foreign currency rates, primarily attributable to the strengthening of the Brazilian Real and the Canadian Dollar in relation to the U.S. Dollar. The increase due to foreign currency rate changes was partially offset by the impact of net acquisitions and divestitures activity, which resulted largely from dispositions at McCann during 2005 and the sale of the Motorsports business during 2004.
      The increase in salaries and related expenses, both in absolute terms and as a percentage of revenue, excluding the impact of foreign currency and net acquisitions and divestitures, was primarily the result of higher severance expense, largely recorded in the fourth quarter for international headcount reductions within IAN as a result of client losses. In addition, the increase was attributable to our hiring additional creative talent to enable future revenue growth and additional staff to address weaknesses in our accounting and control environment and develop shared services at certain locations, which almost offset the number of employees severed. The increase in salaries and related expense as a percentage of revenue was also due, in part, to the fact that revenue decreased at the same time that salaries and related expenses increased for the reasons explained above.

Office and General Expenses
      The components of the 2005 change were as follows:

	Total
			% of
	$	% Change	Revenue

2004	$2,250.4		35.2%

Foreign currency changes	13.9	0.6%
Net acquisitions/divestitures	(88.6)	(3.9)%
Organic	112.4	5.0%

Total change	37.7	1.7%
2005	$2,288.1		36.5%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Office and general expenses primarily consists of rent, office and equipment, depreciation, professional fees, other overhead expenses and certain out-of-pocket expenses related to our revenue. During 2005, office and general expenses increased to 36.5% of revenues, compared to 35.2% in 2004, largely due to the decrease in revenue year on year. In 2005, office and general expenses increased $112.4, excluding the increase related to foreign currency exchange rate changes of $13.9 and a decrease related to net acquisitions and divestitures of $88.6.
      Office and general expenses were impacted by changes in foreign currency rates, primarily attributable to the strengthening of the Brazilian Real and Canadian Dollar in relation to the U.S. Dollar. The increase due to foreign currency rate changes was offset by the impact of net acquisitions and divestitures activity, which resulted largely from dispositions at McCann during 2005 and the sale of the Motorsports business and McCann’s Transworld Marketing during 2004.
      The increase in office and general expenses, excluding the impact of foreign currency and net acquisition and divestitures activity, was primarily the result of higher professional fees at both IAN and our Corporate group driven by our ongoing efforts in internal control compliance, the Prior Restatement process and the preliminary application development and maintenance of information technology systems and processes related to our shared services initiatives. Except for the costs associated with the Prior Restatement process, these costs will continue to significantly impact financial results in 2006.

Restructuring (Reversals) Charges
      During 2005 and 2004, we recorded net (reversals) and charges related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of ($7.3) and $62.2, respectively. Included in the net (reversals) and charges were adjustments resulting from changes in management’s estimates for the 2003 and 2001 restructuring programs which decreased the restructuring reserves by $9.3 and $32.0 in 2005 and 2004, respectively. 2005 net reversals primarily consisted of changes to management’s estimates for the 2003 and 2001 restructuring programs primarily relating to our lease termination costs. 2004 net charges primarily related to the vacating of 43 offices and workforce reduction of approximately 400 employees related to the 2003 restructuring program and adjustments to management’s estimates for the 2001 restructuring program. A summary of the net (reversals) and charges by segment is as follows:

	Lease Termination and
	Other Exit Costs			Severance and Termination Costs

	2003	2001		2003	2001
	Program	Program	Total	Program	Program	Total	Total

2005 Net (Reversals) Charges
IAN	$(6.3)	$(0.3)	$(6.6)	$(0.4)	$—	$(0.4)	$(7.0)
CMG	1.1	0.2	1.3	(0.7)	—	(0.7)	0.6
Corporate	(0.2)	(0.4)	(0.6)	(0.3)	—	(0.3)	(0.9)

Total	$(5.4)	$(0.5)	$(5.9)	$(1.4)	$—	$(1.4)	$(7.3)

2004 Net (Reversals) Charges
IAN	$40.3	$(7.3)	$33.0	$14.1	$(4.3)	$9.8	$42.8
CMG	8.1	4.0	12.1	5.1	(0.7)	4.4	16.5
Corporate	3.7	(1.0)	2.7	0.3	(0.1)	0.2	2.9

Total	$52.1	$(4.3)	$47.8	$19.5	$(5.1)	$14.4	$62.2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      In addition to amounts recorded as restructuring charges, we recorded charges of $11.1 during 2004 related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses on the Consolidated Statements of Operations. For additional information, see Note 6 to the Consolidated Financial Statements.

Long-Lived Asset Impairment and Other Charges
      Long-lived assets include land, buildings, equipment, goodwill and other intangible assets. Buildings, equipment and other intangible assets with finite lives are depreciated or amortized on a straight-line basis over their respective estimated useful lives. When necessary, we record an impairment charge for the amount that the carrying value of the asset exceeds the implied fair value. See Note 1 to the Consolidated Financial Statements for fair value determination and impairment testing methodologies.
      The following table summarizes long-lived asset impairment and other charges:

	For the Years Ended December 31,

	2005				2004

			Motor-				Motor-
	IAN	CMG	sports	Total	IAN	CMG	sports	Total

Goodwill impairment	$97.0	$—	$—	$97.0	$220.2	$91.7	$—	$311.9
Fixed asset impairment	0.5	—	—	0.5	2.0	0.4	3.0	5.4
Other	1.0	0.1	—	1.1	4.9	—	—	4.9

Total	$98.5	$0.1	$—	$98.6	$227.1	$92.1	$3.0	$322.2

      The long-lived asset impairment charges recorded in 2005 and 2004 are due to the following:

2005 Impairments
      IAN — During the fourth quarter of 2005, we recorded a goodwill impairment charge of $91.0 at our Lowe reporting unit. A triggering event occurred subsequent to our 2005 annual impairment test that led us to believe that Lowe’s goodwill and other indefinite lived intangible assets may no longer be recoverable. As a result, we were required to assess whether our goodwill balance at Lowe was impaired. Specifically, in the fourth quarter, a major client was lost by Lowe’s London agency and the possibility of losing other clients is now considered a higher risk due to recent management defections and changes in the competitive landscape. This caused projected revenue growth to decline. As a result of these changes our long-term projections showed declines in discounted future operating cash flows. These revised cash flows caused the implied fair value of Lowe’s goodwill to be less than the book value.
      During the third quarter of 2005 as restated, we recorded a goodwill impairment charge of $5.8 at a reporting unit within our sports and entertainment marketing business. The long-term projections showed previously unanticipated declines in discounted future operating cash flows and, as a result, these discounted future operating cash flows caused the implied fair value of goodwill to be less than the related book value.

2004 Impairments
      IAN — During the third quarter of 2004, we recorded goodwill impairment charges of $220.2 at The Partnership reporting unit, which was comprised of Lowe Worldwide, Draft Worldwide, Mullen, Dailey & Associates and Berenter Greenhouse & Webster (“BGW”). Our long-term projections showed previously unanticipated declines in discounted future operating cash flows due to recent client losses, reduced client spending, and declining industry valuation metrics. These discounted future operating cash flow projections

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
caused the estimated fair value of The Partnership to be less than the book value. The Partnership was subsequently disbanded in the fourth quarter of 2004 and the remaining goodwill was allocated based on the relative fair value of the agencies at the time of disbandment.
      CMG — As a result of the annual impairment review, a goodwill impairment charge of $91.7 was recorded at our CMG reporting unit, which was comprised of Weber Shandwick, GolinHarris, DeVries, MWW Group and FutureBrand. The fair value of CMG was adversely affected by declining industry market valuation metrics, specifically, a decrease in the EBITDA multiples used in the underlying valuation calculations. The impact of the lower EBITDA multiples caused the calculated fair value of CMG goodwill to be less than the related book value.
      For additional information, see Note 9 to the Consolidated Financial Statements.

Motorsports Contract Termination Costs
      As discussed in Note 5 to the Consolidated Financial Statements, during 2004, we recorded a pretax charge of $113.6 related to a series of agreements with the British Racing Drivers Club and Formula One Administration Limited which released us from certain guarantees and lease obligations in the United Kingdom. We have exited this business and do not anticipate any additional material charges.

EXPENSE AND OTHER INCOME

	For the Years Ended
	December 31,

	2005	2004	$ Change	% Change

Interest expense	$(181.9)	$(172.0)	$(9.9)	5.8%
Debt prepayment penalty	(1.4)	(9.8)	8.4	(85.7)%
Interest income	80.0	50.8	29.2	57.5%
Investment impairments	(12.2)	(63.4)	51.2	(80.8)%
Litigation reversals (charges)	—	32.5	(32.5)	(100.0)%
Other income (expense)	33.1	(10.7)	43.8	(409.3)%

Total	$(82.4)	$(172.6)	$90.2	(52.3)%

Interest Expense
      The increase in interest expense of $9.9 during 2005 was primarily due to waiver and consent fees incurred for the amendment of our existing debt agreements in 2005 and higher average interest rates on newly issued debt when compared to extinguished debt. Our interest income and interest expense reflect daily balances which may vary from period-end balances. They also reflect the gross amounts of debt and cash under certain of our cash pooling arrangements that are reflected on a net basis on our Consolidated Balance Sheets.

Debt Prepayment Penalty
      During the third quarter of 2005, a prepayment penalty of $1.4 was recorded related to the early redemption of the remaining $250.0 of the 7.875% Senior Unsecured Notes due in 2005. During the fourth quarter of 2004, a prepayment penalty of $9.8 was recorded related to the early redemption of $250.0 of our 7.875% Senior Unsecured Notes due in 2005, which represented one half of the then $500.0 outstanding.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Interest Income
      The increase in interest income of $29.2 during 2005 was primarily due to an increase in average interest rates as well an increase in cash and cash equivalents primarily resulting from our Series B Cumulative Convertible Perpetual Preferred Stock offering.
      Our interest income and interest expense reflect daily balances which may vary from period-end balances. They also reflect the gross amounts of debt and cash under certain of our cash pooling arrangements that are reflected on a net basis on our Consolidated Balance Sheets.

Investment Impairments
      During 2005, we recorded investment impairment charges of $12.2, primarily related to a $7.1 charge for our remaining unconsolidated investment in Koch Tavares in Latin America to adjust the carrying amount of the investment to fair value as a result of our intent to sell and a $3.7 charge related to a decline in value of certain available-for-sale investments that were determined to be other than temporary.
      During 2004, we recorded investment impairment charges of $63.4, primarily related to a $50.9 charge for an unconsolidated investment in German advertising agency Springer & Jacoby as a result of a decrease in projected operating results. Additionally, we recorded impairment charges of $4.7 related to unconsolidated affiliates primarily in Israel, Brazil, Japan and India, and $7.8 related to several other available-for-sale investments.

Litigation Charges
      During 2004, with court approval of the settlement of the class action shareholder suits discussed in Note 21 to the Consolidated Financial Statements, we received $20.0 from insurance proceeds which we recorded as a reduction in litigation charges because we had not previously established a receivable. We also recorded a reduction of $12.5 relating to a decrease in the share price between the tentative settlement date and the final settlement date.

Other Income (Expense)
      In 2005, other income (expense) included net gains from the sales of businesses of $10.1, net gains on sales of available-for-sale securities and miscellaneous investment income of $20.3 and $2.6 related to credits adjustments. The principal components of net gains from the sales of businesses relate to the sale of Target Research, a McCann agency, during the fourth quarter of 2005, which resulted in a gain of $18.6, offset partially by a sale of a significant component of FCB Spain during the fourth quarter of 2005 which resulted in a loss of approximately $13.0. The principal components of net gains on sales of available-for-sale securities and miscellaneous investment income relate to the sale of our remaining ownership interest in Delaney Lund Knox Warren & Partners, an agency within FCB, for a gain of approximately $8.3, and net gains on sales of available-for-sale securities of $7.9, of which approximately $3.8 relates to appreciation of Rabbi Trust investments restricted for the purpose of paying our deferred compensation and deferred benefit arrangement liabilities.
      In 2005, we also recorded $2.6 for the settlement of our contractual liabilities for vendor credits and discounts. This amount represents a negotiated client settlement below the amount originally recorded. It is recorded as Other Income because we do not view negotiating a favorable outcome as a revenue generating activity.
      In 2004, other income (expense) included $18.2 of net losses on the sale of 19 agencies. The losses related primarily to the sale of McCann’s Transworld Marketing, a U.S.-based promotions agency, which

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
resulted in a loss of $8.6, and a $6.2 loss for the final liquidation of the Motorsports investment. See Note 5 to the Consolidated Financial Statements for further discussion of the Motorsports disposition.

OTHER ITEMS

Income Taxes

	For the Years Ended
	December 31,

	2005	2004	$ Change	% Change

Provision for income taxes	$81.9	$262.2	$(180.3)	(68.8)%

Effective tax rate	43.9%	98.2%

      Our effective tax rate was negatively impacted in both 2005 and 2004 by the establishment of valuation allowances, as described below, and non-deductible long-lived asset impairment charges. In 2004, our effective tax rate was also impacted by pretax charges and related tax benefits resulting from the Motorsports contract termination costs. The difference between the effective tax rate and the statutory federal rate of 35% is also due to state and local taxes and the effect of non-U.S. operations.

Valuation Allowance
      Under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we are required, on a quarterly basis, to evaluate the realizability of our deferred tax assets. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence, establishment of valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent sufficient negative evidence under the provisions of SFAS No. 109 and, as a result, we determined that certain of our deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance was established relate primarily to foreign net operating and U.S. capital loss carryforwards, and foreign tax credits.
      During 2005, a net valuation allowance of $69.9 was established in continuing operations on existing deferred tax assets and current year losses with no benefit. The total valuation allowance as of December 31, 2005 was $501.0. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowance. The establishment or reversal of valuation allowances could have a significant negative or positive impact on future earnings.
      During 2004, a valuation allowance of $236.0 was established in continuing operations on existing deferred tax assets and 2004 losses with no benefit. The total valuation allowance as of December 31, 2004 was $488.6. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowance. The establishment or reversal of valuation allowances could have a significant negative or positive impact on future earnings.
      In connection with the U.S. deferred tax assets, management believes that it is more likely than not that a substantial amount of the deferred tax assets will be realized; a valuation allowance has been established for the remainder. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future U.S. taxable income are lower than anticipated.
      For additional information, see Note 11 to the Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Minority Interest and Unconsolidated Affiliates

	For the Years Ended
	December 31,

	2005	2004	$ Change	% Change

Income applicable to minority interests, net of tax	$(16.7)	$(21.5)	$4.8	(22.3)%

Equity in net income of unconsolidated affiliates, net of tax	$13.3	$5.8	$7.5	129.3%

      The decrease in income applicable to minority interests of $4.8 was primarily due to lower earnings of majority-owned international businesses offset by increases in minority interests at several businesses.
      The increase in equity in net income of unconsolidated affiliates of $7.5 was primarily due to the impact of prior year losses at an African unconsolidated affiliate within McCann, which was fully consolidated due to the purchase of an additional interest in 2005, and the impact of positive results at unconsolidated investments at FCB and McCann.

NET LOSS

	For the Years Ended
	December 31,

	2005	2004	$ Change	% Change

Loss from continuing operations	$(271.9)	$(544.9)	$273.0	(50.1)%
Income from discontinued operations, net of taxes of ($9.0) and $3.5, respectively	9.0	6.5	2.5	38.5%

Net loss	(262.9)	(538.4)	275.5	(51.2)%
Less: Preferred stock dividends	26.3	19.8	6.5	32.8%

Net loss applicable to common stockholders	$(289.2)	$(558.2)	$269.0	(48.2)%

Loss from Continuing Operations
      In 2005, our loss from continuing operations decreased by $273.0 or 50.1% as a result of a decrease reduced long-lived asset impairment charges and Motorsports contract termination costs in 2004, partially offset by a decrease in operating income which was driven by decreases in revenue and increases in expenses as previously discussed.
Income from Discontinued operations (net of tax)
      In conjunction with the disposition of our NFO operations in the fourth quarter of 2003, we established reserves for certain income tax contingencies with respect to the determination of our investment in NFO for income tax purposes. During the fourth quarter of 2005, these reserves of $9.0 were reversed as the related income tax contingencies are no longer considered probable.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Consolidated Results of Operations — Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

REVENUE
      The components of the change were as follows:

	Total		Domestic			International

Three Months Ended	$	% Change	$	% Change	% of Total	$	% Change	% of Total

December 31, 2004	$1,965.7		$983.0		50.0%	$982.7		50.0%

Foreign currency changes	(12.9)	(0.7)%	—	0.0%		(12.9)	(1.3)%
Net acquisitions/divestitures	(23.0)	(1.2)%	(15.2)	(1.5)%		(7.8)	(0.8)%
Organic	(34.1)	(1.7)%	15.8	1.6%		(49.9)	(5.1)%

Total change	(70.0)	(3.6)%	0.6	0.1%		(70.6)	(7.2)%
December 31, 2005	$1,895.7		$983.6		51.9%	$912.1		48.1%

      For the three months ended December 31, 2005, consolidated revenues decreased $70.0, or 3.6%, as compared to 2004, which was attributable to an organic revenue decrease of $34.1, a decrease in net acquisitions and divestitures of $23.0 and a decrease related to foreign currency exchange rate changes of $12.9. We recorded certain out of period adjustments in the three months ended December 31, 2005. See Note 3 to the Consolidated Financial Statements. Excluding out of period adjustments of $17.3 recorded in the three months ended December 31, 2005, the consolidated revenue decrease would have been $52.7.
      During 2005, the organic decrease in revenue excluding the impact to out of period adjustments was primarily driven by a decrease at IAN, partially offset by an increase at CMG. The decrease at IAN was primarily a result of a reduction in revenue from existing clients primarily due to client losses at our international agencies. In the fourth quarter of 2005, we recorded approximately $10.0 for certain client negotiations at IAN. The increase at CMG was primarily driven by worldwide growth in sports marketing business and events marketing business as a result of increased revenue from existing clients and new client wins.

OPERATING EXPENSES

	Three Months Ended December 31,

	2005		2004

		% of		% of
	$	Revenue	$	Revenue	$ Change	% Change

Salaries and related expenses	$1,107.5	58.4%	$1,021.9	52.0%	$85.6	8.4%
Office and general expenses	637.1	33.6%	630.3	32.1%	6.8	1.1%
Restructuring charges	1.4		(4.4)		5.8	(131.8)%
Long-lived asset impairment and other charges	92.1		5.8		86.3	1487.9%

Total operating expenses	$1,838.1		$1,653.6		$184.5	11.2%

Salaries and Related Expenses
      Salaries and related expenses is the largest component of operating expenses and consist primarily of salaries, related benefits and performance incentives. During the three months ended December 31, 2005, salaries and related expenses increased to 58.4% of revenue, compared to 52.0% in the prior year. During the three months ended December 31, 2005, salaries and related expenses increased by approximately $85.6 including the impact of out of period adjustments, to $1,107.5 when compared to the comparative

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
period in 2004. Excluding the impact of out of period adjustments of $3.2, the increase of $82.4 was primarily attributable to an increase in severance expense of $59.7 to $97.2. In addition, the increase was attributable to our hiring additional creative talent to enable future revenue growth and staff to address weaknesses in our accounting and control environment. The components of the change were as follows:

	Total
			% of
Three Months Ended	$	% Change	Revenue

December 31, 2004	$1,021.9		52.0%

Foreign currency changes	(10.3)	(1.0)%
Net acquisitions/divestitures	(20.8)	(2.0)%
Organic	116.7	11.4%

Total change	85.6	8.4%
December 31, 2005	$1,107.5		58.4%

      For the three months ended December 31, 2005, salaries and related expenses increased $116.7, excluding the decrease related to net acquisitions and divestitures of $20.8 and a decrease related to foreign currency exchange rate changes of $10.3.
      The increase in salaries and related expenses, excluding the impact of out of period adjustments and foreign currency and net acquisition and divestiture activity, was primarily the result of higher severance expense for international headcount reductions within IAN as a result of client losses. In addition, the increase was attributable to our hiring additional creative talent to enable future revenue growth and staff to address weaknesses in our accounting and control environment.

Office and General Expenses
      Office and general expenses primarily consist of rent, office and equipment, depreciation, professional fees, other overhead expenses and certain out-of-pocket expenses related to our revenue. During the three months ended December 31, 2005, office and general expenses increased to 33.6% of revenue, compared to 32.1% in the prior year. During the three months ended December 31, 2005, office and general expenses increased by approximately $6.8 including the impact of out of period adjustments, to $637.1 when compared to the comparative period in 2004. Excluding the impact of out of period adjustments of $6.1, the increase of $0.7 was primarily attributable to higher production and media expenses due to an increase in arrangements entered into where we act as a principal, which requires us to record expenses on a gross basis. The increase was partially offset by acquisitions and divestitures. The components of the change were as follows:

	Total
			% of
Three Months Ended	$	% Change	Revenue

December 31, 2004	$630.3		32.1%

Foreign currency changes	(6.3)	(1.0)%
Net acquisitions/divestitures	(13.2)	(2.1)%
Organic	26.3	4.2%

Total change	6.8	1.1%
December 31, 2005	$637.1		33.6%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      For the three months ended December 31, 2005, office and general expenses increased $26.3, excluding a decrease related to net acquisitions and divestitures of $13.2 and a decrease related to foreign currency exchange rate changes of $6.3.
      The increase in office and general expenses, excluding the impact of out of period adjustments and foreign currency and net acquisition and divestitures activity, was primarily the result of higher production and media expenses at IAN due to an increase in arrangements entered into where we act as a principal, which requires us to record expenses on a gross basis and higher professional fees at both IAN and CMG. The higher professional fees were driven by our ongoing efforts in internal control compliance, the Prior Restatement process and the preliminary application development and maintenance of information technology systems and processes related to our shared services initiatives.

Restructuring Charges (Reversals)
      During the three months ended December 31, 2005 and 2004, we recorded net charges and (reversals) related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of $1.4 and ($4.4), respectively. 2005 net charges and 2004 net reversals primarily consisted of changes to management’s estimates for the 2003 and 2001 restructuring programs primarily relating to our lease termination costs.

Long-Lived Asset Impairment and Other Charges
      During the three months ended December 31, 2005 and 2004, we recorded charges of $92.1 and $5.8, respectively. 2005 charges primarily related to a goodwill impairment charge of $91.0 at our Lowe reporting unit.

EXPENSE AND OTHER INCOME

Interest Expense & Interest Income
      During the three months ended December 31, 2005 and 2004, we recorded interest expense of $46.1 and $44.3, respectively. During the three months ended December 31, 2005 and 2004, we recorded interest income of $26.8 and $19.5, respectively. The increase in interest income of $7.3 primarily relates to an increase in average interest rates and higher cash balances when compared to the prior year.

Investment Impairments
      During the three months ended December 31, 2005 and 2004, we recorded investment impairments of $7.1 and $26.4, respectively. For the three months ended December 31, 2005, we recorded a $7.1 charge for our remaining unconsolidated investment in Koch Tavares in Latin America. For the three months ended December 31, 2004, the primary component of the balance related to a $19.9 charge for our unconsolidated investment in German advertising agency Springer & Jacoby.

Other Income (Expense)
      During the three months ended December 31, 2005 and 2004, we recorded other income (expense) amounts of $13.4 and $(13.5), respectively. The primary components of our income amount for the three months ended December 31, 2005 are a gain on the sale of Target Research, a McCann agency, of $18.6, offset by the sale of a significant component of FCB Spain, which resulted in a loss of approximately $13.0. The remainder of the amount relates to miscellaneous income and expense amounts. The primary components of our expense amount for the three months ended December 31, 2004 are an $8.6 loss on the

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
sale of McCann’s Transworld Marketing, a U.S.-based promotions agency, as well as a $6.2 loss for the final liquidation of the Motorsports investment.

OTHER ITEMS

Income Taxes
      For the three months ended December 31, 2005 and 2004, we recorded an income tax provision of $77.4 and $130.6, respectively. Excluding out of period adjustments of $19.5, the income tax provision would have been $96.9 for the three months ended December 31, 2005.
      We recorded income tax provisions of $81.9 and $262.2 for the twelve months ended December 31, 2005 and 2004, respectively, although we had a pretax loss in each period. The difference between the effective tax rate and statutory rate of 35% is due to state and local taxes and the effect of non-US operations. Several discrete items also impacted the effective tax rate in 2005. The most significant item negatively impacting the effective tax rate was the establishment of approximately $69.9 of valuation allowances on certain deferred tax assets, as well as on losses incurred in non-U.S. jurisdictions which receive no benefit. Other discrete items impacting the effective tax rates for 2005 and 2004 were restructuring charges, long-lived asset and investment impairment charges.

Minority Interest and Unconsolidated Affiliates
      During the three months ended December 31, 2005 and 2004, we recorded $7.2 and $10.3 of income applicable to minority interests, respectively. This decrease was primarily due to lower earnings of majority-owned international businesses.
      During the three months ended December 31, 2005 and 2004, we recorded $8.1 and $1.1 of equity in net income of unconsolidated affiliates, respectively. The increase is primarily due to the impact of prior year losses at an African unconsolidated affiliate within McCann, which was fully consolidated in the second quarter of 2005, as well as positive results at unconsolidated investments at FCB and Lowe.

NET INCOME (LOSS)

Loss from Continuing Operations
      For the three months ended December 31, 2005 and 2004, we recorded a loss from continuing operations of $31.9 and income from continuing operations of $130.3, respectively. The decrease in income from continuing operations of $162.1 largely resulted from a decrease in revenue of $70.0, and an increase in operating expenses of $184.5, which was driven by goodwill impairment charges of $92.1 and increased severance and temporary staffing changes of $59.7 and $20.3, respectively. This change was offset by a decrease in taxes of $53.2 and an increase in total expenses and other income of $28.9, which was driven by decreased litigation charges and gains from the sales of businesses. Excluding out of period adjustments of $2.7, the loss from continuing operations would have been $34.6 for the three months ended December 31, 2005.

Income from Discontinued Operations (net of tax)
      In conjunction with the disposition of our NFO operations in the fourth quarter of 2003, we established reserves for certain income tax contingencies with respect to the determination of our investment in NFO for income tax purposes. During the fourth quarter of 2005, these reserves of $9.0 were reversed as the related income tax contingencies are no longer considered probable.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      For the three months ended December 31, 2004 and 2003, there was no impact of discontinued operations on our consolidated financial statements.
Segment Results of Operations — 2005 Compared to 2004
      As discussed in Note 20 to the Consolidated Financial Statements, we have three reportable segments as of December 31, 2005: our operating divisions IAN, CMG and Motorsports. Our Motorsports operations were sold during 2004 and had immaterial residual operating results in 2005. We also report results for the Corporate group. The profitability measure employed by our chief operating decision makers for allocating resources to operating divisions and assessing operating division performance is segment operating income (loss), which is calculated by subtracting segment salaries and related expenses and office and general expenses from segment revenue. Amounts reported as segment operating income (loss) exclude the impact of restructuring and impairment charges, as we do not typically consider these charges when assessing operating division performance. The impact of restructuring and impairment charges to each reporting segment are reported separately in Notes 6 and 9 to the Consolidated Financial Statements, respectively. Segment income (loss) excludes interest income and expense, debt prepayment penalties, investment impairments, litigation charges and other non-operating income. Other than the recording of long-lived asset impairment and contract termination costs during 2004, the operating results of Motorsports during 2005 and 2004 were not material to consolidated results, and therefore are not discussed in detail below. The following table summarizes revenue and operating income (loss) by segment:

	For the Years Ended
	December 31,

	2005	2004	$ Change	% Change

Revenue:
IAN	$5,327.8	$5,399.2	$(71.4)	(1.3)%
CMG	944.2	935.8	8.4	0.9%
Motorsports	2.3	52.0	(49.7)	(95.6)%

Consolidated revenue	$6,274.3	$6,387.0	$(112.7)	(1.8)%

Segment operating income (loss):
IAN	$249.7	$577.1	$(327.4)	(56.7)%
CMG	53.0	83.7	(30.7)	(36.7)%
Motorsports	0.7	(14.0)	14.7	(105.0)%
Corporate and other	(316.3)	(243.2)	(73.1)	30.1%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	For the Years Ended December 31,

	2005					2004

	IAN	CMG	Motorsports	Corporate	Total	IAN	CMG	Motorsports	Corporate	Total

Reconciliation to consolidated operating income:
Consolidated operating income (loss)	$158.2	$52.3	$0.7	$(315.4)	$(104.2)	$307.2	$(24.9)	$(130.6)	$(246.1)	$(94.4)
Adjustments:
Restructuring reversals (charges)	7.0	(0.6)	—	0.9	7.3	(42.8)	(16.5)	—	(2.9)	(62.2)
Long lived asset impairment and other charges:	(98.5)	(0.1)	—	—	(98.6)	(227.1)	(92.1)	(116.6)	—	(435.8)

Segment operating income (loss)	$249.7	$53.0	$0.7	$(316.3)		$577.1	$83.7	$(14.0)	$(243.2)

INTEGRATED AGENCY NETWORKS (“IAN”)

REVENUE
      The components of the 2005 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

2004	$5,399.2		$2,933.3		54.3%	$2,465.9		45.7%

Foreign currency changes	39.5	0.7%	—	0.0%		39.5	1.6%
Net acquisitions/divestitures	(46.0)	(0.9)%	(23.1)	(0.8)%		(22.9)	(0.9)%
Organic	(64.9)	(1.2)%	(5.6)	(0.2)%		(59.3)	(2.4)%

Total change	(71.4)	(1.3)%	(28.7)	(1.0)%		(42.7)	(1.7)%
2005	$5,327.8		$2,904.6		54.5%	$2,423.2		45.5%

      For the year ended December 31, 2005, IAN experienced a net decrease in revenue as compared to 2004 by $71.4, or 1.3%, which was comprised of an organic decrease in revenue of $64.9 and a decrease attributable to net acquisitions and divestitures of $46.0, partially offset by an increase in foreign currency exchange rate changes of $39.5. The decrease due to the net effect of divestitures and acquisitions, primarily related to the sale of small businesses at McCann and Draft. This decrease was partially offset by foreign currency exchange rate changes primarily attributable to the strengthening of the Brazilian Real and the Canadian Dollar in relation to the U.S. Dollar, which mainly affected the results of McCann and FCB.
      The organic revenue decrease was primarily driven by decreases at Deutsch and Lowe, partially offset by an increase at Draft. Deutsch experienced a decline in revenues primarily due to lost clients and a reduction in revenue from existing clients in the U.S., partially offset by new business wins. Lowe’s decline in revenue was primarily driven by lost clients and a reduction in revenue from existing clients in their European offices, as well as a reduction in client spending in the U.S. Draft experienced growth mainly in the U.S. due to client wins and additional revenue from existing clients. Although McCann and FCB are a significant part of the business, they did not contribute significantly to the organic change in revenue year on year.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

SEGMENT OPERATING INCOME

	For the Years Ended
	December 31,

	2005	2004	$ Change	% Change

Segment operating income	$249.7	$577.1	$(327.4)	(56.7)%

Operating margin	4.7%	10.7%

      For the year ended December 31, 2005, IAN operating income decreased by $327.4, or 56.7%, which was a result of a decrease in revenue of $71.4, an increase in salaries and related expenses of $202.3 and increased office and general expenses of $53.7.
      The decrease in IAN’s operating income, excluding the impact of foreign currency and net effects of acquisitions and divestitures, was primarily driven by decreased operating income at McCann and FCB, increased losses at Lowe and decreased operating income at Deutsch. The operating income decrease at McCann was primarily caused by increased severance, temporary staffing costs, salary and related benefits and professional fees. Higher severance expense was the result of international headcount reductions. Temporary staffing and salary and related benefits were impacted by additional staffing necessary to address weaknesses in our accounting and control environment. Professional fees increased as a result of costs associated with the Prior Restatement process and internal control compliance. Operating income decreases at FCB were due to higher salaries and freelance costs as additional staff were hired to service new clients and additional business from existing clients, whose revenue will impact 2006 more than 2005, as well as increased severance costs reflecting headcount reductions at our international agencies. Operating income was further impacted by increases in professional fees to assist in the restatement process and internal control compliance. Declines at Lowe were primarily due to organic revenue decreases as compared to the prior year. Deutsch experienced decreases as a result of organic revenue decreases as compared to the prior year, partially offset by lower salaries, related benefits and freelance costs due to lost clients and reduced incentive compensation expense as a result of a reduction in operating performance.
CONSTITUENCY MANAGEMENT GROUP (“CMG”)

REVENUE
      The components of the 2005 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

2004	$935.8		$576.0		61.6%	$359.8		38.4%

Foreign currency changes	1.2	0.1%	—	0.0%		1.2	0.3%
Net acquisitions/divestitures	(12.1)	(1.3)%	(5.9)	(1.0)%		(6.2)	(1.7)%
Organic	19.3	2.1%	(13.6)	(2.4)%		32.9	9.1%

Total change	8.4	0.9%	(19.5)	(3.4)%		27.9	7.8%
2005	$944.2		$556.5		58.9%	$387.7		41.1%

      For the year ended December 31, 2005, CMG experienced increased revenues as compared to 2004 of $8.4, or 0.9%, which was comprised of an organic revenue increase of $19.3 and positive foreign currency exchange rate changes of $1.2, partially offset by decreases attributable to net acquisitions and divestitures of $12.1. Net effects of acquisitions and divestitures primarily related to the disposition of two businesses in 2005 and three businesses in 2004.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The organic revenue increase was primarily driven by growth in public relations and sports marketing business both domestically and internationally as a result of increased revenue from existing clients and new client wins. Domestically, the increase in the sports marketing business was offset by a decline in the events marketing business. Although the events marketing business declined domestically it had an overall positive impact to our organic revenue increase due to international client wins.

SEGMENT OPERATING INCOME

	For the Years Ended
	December 31,

	2005	2004	$ Change	% Change

Segment operating income	$53.0	$83.7	$(30.7)	(36.7)%

Operating margin	5.6%	8.9%

      For the year ended December 31, 2005, CMG operating income decreased by $30.7, or 36.7%, which was the result of a $23.3 increase in salary and related expenses and a $15.8 increase in office and general expenses, offset by a $8.4 increase in revenue.
      The decrease in operating income, excluding the impact of foreign currency and net effects of acquisition and divestitures, was primarily driven by increases in salary expense across all businesses due to increased headcount to further address weaknesses in our accounting and control environment. In addition, the decrease in operating income was attributable to increases in salary expenses in public relations to support ongoing revenue growth.
CORPORATE AND OTHER
      Certain corporate and other charges are reported as a separate line within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. The following significant expenses are included in corporate and other:

	For the Years Ended
	December 31,

	2005	2004	$ Change	% Change

Salaries, benefits and related expenses	$201.3	$151.2	$50.1	33.1%
Professional fees	199.3	145.3	54.0	37.2%
Rent and depreciation	50.3	38.0	12.3	32.4%
Corporate Insurance	26.0	29.7	(3.7)	(12.5)%
Bank fees	2.2	2.8	(0.6)	(21.4)%
Other	(1.5)	9.6	(11.1)	(115.6)%
Expenses allocated to operating divisions	(161.3)	(133.4)	(27.9)	20.9%

Total corporate and other	$316.3	$243.2	$73.1	30.1%

      Salaries, benefits and related expenses include salaries, pension, bonus and medical and dental insurance expenses for corporate office employees, as well as the cost of temporary employees at the corporate office. Professional fees include costs related to the internal control compliance, cost of Prior Restatement efforts, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Professional fees also include the cost of

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
temporary financial professionals associated with work on our Prior Restatement activities. Rent and depreciation includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost for fire, liability and automobile premiums. Bank fees relate to cash management activity administered by the corporate office. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the revenues of the operating unit. Amounts allocated also include specific charges for information technology related projects which are allocated based on utilization.
      The increase in corporate and other expense of $73.1 or 30.1% is primarily related to the increase in salaries and related expenses and professional fees. The increase in salary expenses was the result of additional staffing to address weaknesses in our accounting and control environment, and develop shared services. The increase in professional fees are the result of costs associated with internal control compliance, costs associated with the Prior Restatement process, and related audit costs. Amounts allocated to operating divisions primarily increased due to the implementation of new information technology related projects and the consolidation of information technology support staff, the costs of which are now being allocated back to operating divisions.
Segment Results of Operations — Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
      The following table summarizes revenue and operating income (loss) by segment for the three months ended December 31, 2005 and 2004. Other than long-lived asset impairment and contract termination costs, the operating results of Motorsports are not material to our consolidated results, and are therefore not discussed below:

	For the
	Three Months Ended
	December 31,

	2005	2004	$ Change	% Change

Revenue:
IAN	$1,614.8	$1,700.0	$(85.2)	(5.0)%
CMG	280.6	261.0	19.6	7.5%
Motorsports	0.3	4.7	(4.4)	(93.6)%

Consolidated revenue	$1,895.7	$1,965.7	$(70.0)	(3.6)%

Segment operating income (loss):
IAN	$221.2	$359.2	$(138.0)	(38.4)%
CMG	30.7	29.7	1.0	3.4%
Motorsports	(0.3)	(2.0)	1.7	(85.0)%
Corporate and other	(100.5)	(73.4)	(27.1)	36.9%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	For the Three Months Ended December 31,

	2005					2004

	IAN	CMG	Motorsports	Corporate	Total	IAN	CMG	Motorsports	Corporate	Total

Reconciliation to consolidated operating income:
Consolidated operating income (loss)	$130.4	$27.7	$(0.3)	$(100.2)	$57.6	$353.3	$33.3	$(2.3)	$(72.2)	$312.1
Adjustments:
Restructuring reversals (charges)	1.2	(2.9)	—	0.3	(1.4)	(1.7)	4.9	—	1.2	4.4
Long lived asset impairment and other charges:	(92.0)	(0.1)	—	—	(92.1)	(4.2)	(1.3)	(0.3)	—	(5.8)

Segment operating income (loss)	$221.2	$30.7	$(0.3)	$(100.5)		$359.2	$29.7	$(2.0)	$(73.4)

INTEGRATED AGENCY NETWORKS (“IAN”)

REVENUE
      The components of the 2005 change were as follows:

	Total		Domestic			International

Three Months Ended	$	% Change	$	% Change	% of Total	$	% Change	% of Total

December 31, 2004	$1,700.0		$838.3		49.3%	$861.7		50.7%

Foreign currency changes	(9.9)	(0.6)%	—	0.0%		(9.9)	(1.1)%
Net acquisitions/divestitures	(17.1)	(1.0)%	(14.3)	(1.7)%		(2.8)	(0.3)%
Organic	(58.2)	(3.4)%	(0.9)	(0.1)%		(57.3)	(6.6)%

Total change	(85.2)	(5.0)%	(15.2)	(1.8)%		(70.0)	(8.1)%
December 31, 2005	$1,614.8		$823.1		51.0%	$791.7		49.0%

      IAN experienced a net decrease in revenue as compared to 2004 of $85.2, or 5.0%, which was comprised of an organic decrease in revenue of $58.2, a decrease attributable to net acquisitions and divestitures of $17.1 and a decrease in foreign currency exchange rate changes of $9.9. Excluding out of period adjustments of $17.8 recorded in the three months ended December 31, 2005, the net revenue decrease would have been $67.4.
      The organic decrease in revenue excluding the impact of out of period adjustments was primarily driven by decreases at McCann, Lowe and Deutsch. McCann experienced a decline in revenues primarily due to a reduction in revenue from existing international clients, particularly in Europe and Asia Pacific. This reduction was partially offset by new client wins, particularly in Europe. Lowe’s decline in revenue was primarily driven by a change in the structure of certain client contracts which resulted in a deferral of revenue and a reduction in revenue from existing international clients, particularly in Europe. Deutsch experienced a decline in revenues primarily due to lost clients and a reduction in revenue from existing clients in the U.S. partially offset by new client wins.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

SEGMENT OPERATING INCOME

	For the Three Months
	Ended December 31,

	2005	2004	$ Change	% Change

Segment operating income	$221.2	$359.2	$(138.0)	(38.4)%

Operating margin	13.7%	21.1%

      For the three months ended December 31, 2005, IAN operating income decreased by $138.0, or 38.4%, which was the result of a decrease in revenue of $85.2, an increase in salaries and related expenses of $41.1 and increased office and general expenses of $11.7. Excluding out of period adjustments of $22.1, the total operating income decrease would have been $115.9.
      The decrease in IAN’s operating income, excluding the impact of out of period adjustments and foreign currency and net effects of acquisitions and divestitures, was primarily driven by decreased operating income at McCann and Lowe. The operating income decrease at McCann was primarily due to increased severance, production and media expenses, occupancy costs and temporary staffing costs. Higher severance expense was the result of domestic and international headcount reductions. The increase in production and media expenses was due to an increase in arrangements entered into where we act as a principal, which requires us to record expenses on a gross basis. The increase in occupancy costs was primarily due to the termination of several operating leases. Temporary staffing was impacted by additional staffing necessary to address weaknesses in our accounting and control environment. In the fourth quarter of 2005, we recorded approximately $10.0 for certain client negotiations. The operating income decrease at Lowe was primarily due to the organic decrease in revenue as compared to the prior year.
CONSTITUENCY MANAGEMENT GROUP (“CMG”)

REVENUE
      The components of the 2005 change were as follows:

	Total		Domestic			International

Three Months Ended	$	% Change	$	% Change	% of Total	$	% Change	% of Total

December 31, 2004	$261.0		$144.9		55.5%	$116.1		44.5%

Foreign currency changes	(2.5)	(1.0)%	—	0.0%		(2.5)	(2.2)%
Net acquisitions/divestitures	(2.0)	(0.8)%	(0.7)	(0.5)%		(1.3)	(1.1)%
Organic	24.1	9.2%	16.7	11.5%		7.4	6.4%

Total change	19.6	7.5%	16.0	11.0%		3.6	3.1%
December 31, 2005	$280.6		$160.9		57.3%	$119.7		42.7%

      For the three months ended December 31, 2005, CMG experienced a net increase in revenue as compared to 2004 of $19.6, or 7.5%, which was comprised of an organic revenue increase of $24.1, partially offset by a decrease in foreign currency exchange rate changes of $2.5 and decreases attributable to net acquisitions and divestitures of $2.0. Excluding out of period adjustments of $0.5, the net revenue increase would have been $19.1.
      The organic revenue increase excluding the impact of out of period adjustments was primarily driven by worldwide growth in sports marketing business, events marketing business and public relations business as a result of increased revenue from existing clients and new client wins.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

SEGMENT OPERATING INCOME

	For the Three Months
	Ended December 31,

	2005	2004	$ Change	% Change

Segment operating income	$30.7	$29.7	$1.0	3.4%

Operating margin	10.9%	11.4%

      For the three months ended December 31, 2005, CMG operating income increased by $1.0, or 3.4%, which was the result of an increase in revenue of $19.6, offset by increased salaries and related expenses of $10.4 and office and general expenses of $8.2. Excluding out of period adjustments of $3.5, the total operating income increase would have been $4.5.
      The increase in CMG’s operating income, excluding the impact of out of period adjustments and foreign currency and net effects of acquisitions and divestitures, was due to an organic revenue increase primarily driven by worldwide growth in sports marketing business as a result of increased revenue from existing clients and new client wins. This increase was partially offset by an increase in professional fees as a result of costs associated with the Prior Restatement process and internal control compliance and an increase in salary expenses across all businesses due to increased headcount to further address weaknesses in our accounting and control environment.
CORPORATE AND OTHER
      Certain corporate and other charges are reported as a separate line within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. The following significant expenses are included in corporate and other:

	For the
	Three Months
	Ended December 31,

	2005	2004	$ Change	% Change

Salaries, benefits and related expenses	$70.7	$34.3	$36.4	106.1%
Professional fees	53.0	56.7	(3.7)	(6.5)%
Rent and depreciation	14.2	10.0	4.2	42.0%
Corporate Insurance	6.2	6.0	0.2	3.3%
Bank fees	0.6	0.7	(0.1)	(14.3)%
Other	(7.8)	2.0	(9.8)	(490.0)%
Expenses allocated to operating divisions	(36.4)	(36.3)	(0.1)	0.3%

Total corporate and other	$100.5	$73.4	$27.1	36.9%

      Salaries, benefits and related expenses include salaries, pension, bonus and medical and dental insurance expenses for corporate office employees, as well as the cost of temporary employees at the corporate office. Professional fees include costs related to the internal control compliance, cost of Prior Restatement efforts, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Professional fees also include the cost of temporary financial professionals associated with work on our Prior Restatement activities. Rent and depreciation includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost for fire, liability and automobile

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
premiums. Bank fees relate to cash management activity administered by the corporate office. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the revenues of the operating unit. Amounts allocated also include specific charges for information technology related projects which are allocated based on utilization.
      The increase in corporate and other expense of $27.1 or 36.9% for the three months ended December 31, 2005 is primarily related to the increase in salaries and related expenses, partially offset by a decrease in professional fees. The increase in salary expenses was the result of additional staffing to address weaknesses in our accounting and control environment, and develop shared services. The decrease in professional fees is the result of a reduction in temporary employees as compared to prior year in conjunction with the additional staffing.
Consolidated Results of Operations — 2004 Compared to 2003

REVENUE
      The components of the 2004 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

2003	$6,161.7		$3,459.3		56.1%	$2,702.4		43.9%

Foreign currency changes	237.7	3.9%	—	0.0%		237.7	8.8%
Net acquisitions/divestitures	(88.0)	(1.4)%	(35.4)	(1.0)%		(52.6)	(1.9)%
Organic	75.6	1.2%	85.3	2.5%		(9.7)	(0.4)%

Total change	225.3	3.7%	49.9	1.4%		175.4	6.5%
2004	$6,387.0		$3,509.2		54.9%	$2,877.8		45.1%

      For the year ended December 31, 2004, consolidated revenues increased $225.3, or 3.7%, as compared to 2003, which was attributable to foreign currency exchange rate changes of $237.7 and organic revenue growth of $75.6, partially offset by the effect of net acquisitions and divestitures of $88.0.
      The increase due to foreign currency changes was attributable to the strengthening of the Euro and Pound Sterling in relation to the U.S. Dollar. The net effect of acquisitions and divestitures resulted largely from the sale of the Motorsports business during 2004.
      During 2004, organic revenue change of $75.6, or 1.2%, was driven by an increase at IAN, partially offset by decrease at CMG. The increase at IAN was a result of client wins, additional business from existing clients, and overall growth in domestic markets. The decrease at CMG was as a result of weakness in demand for branding and sports marketing services, partially offset by growth in the public relations business.
      For the three months ended December 31, 2004, consolidated revenues increased $109.0, or 5.9%, as compared to the comparable period in 2003, which was attributable to an increase related to foreign currency exchange rate changes of $87.4 and an organic increase in revenue of $44.5, partially offset by a decrease in net acquisitions and divestitures of $22.9.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

OPERATING EXPENSES

	For the Years Ended December 31,

	2004		2003

		% of		% of
	$	Revenue	$	Revenue	$ Change	% Change

Salaries and related expenses	$3,733.0	58.4%	$3,501.4	56.8%	$231.6	6.6%
Office and general expenses	2,250.4	35.2%	2,225.3	36.1%	25.1	1.1%
Restructuring charges	62.2		172.9		(110.7)	(64.0)%
Long-lived asset impairment and other charges	322.2		294.0		28.2	9.6%
Motorsports contract termination costs	113.6		—		113.6	100.0%

Total operating expenses	$6,481.4		$6,193.6		$287.8	4.6%

Salaries and Related Expenses
      The components of the 2004 change were as follows:

	Total
			% of
	$	% Change	Revenue

2003	$3,501.4		56.8%

Foreign currency changes	129.5	3.7%
Net acquisitions/divestitures	(40.5)	(1.2)%
Organic	142.6	4.1%

Total change	231.6	6.6%
2004	$3,733.0		58.4%

      Salaries and related expenses are the largest component of operating expenses and consist primarily of salaries and related benefits, and performance incentives. During 2004, salaries and related expenses increased to 58.4% of revenues, compared to 56.8% in 2003. In 2004, salaries and related expenses increased $142.6, excluding the increase related to foreign currency exchange rate changes of $129.5 and a decrease related to net acquisitions and divestitures of $40.5.
      Salaries and related expenses were impacted by changes in foreign currency rates, attributable to the strengthening of the Euro and Pound Sterling in relation to the U.S. Dollar. The increase due to foreign currency rate changes was partially offset by the impact of net acquisitions and divestitures activity, which resulted largely from the sale of the Motorsports business during 2004.
      The increase in salaries and related expenses, excluding the impact of foreign currency and net acquisitions and divestitures, was primarily the result of increases in employee headcount at certain locations and increased utilization of temporary and freelance staffing and higher performance incentive expense at a number of agencies that experienced an increase in operating results. Furthermore, during the year, we hired additional personnel within our operating units and in the corporate group to support our back office processes, including accounting and shared services initiatives, as well as our ongoing efforts in achieving Sarbanes-Oxley compliance. We reduced staff at certain operations after client accounts were lost. Cost savings associated with headcount reductions were partially offset by increased severance costs associate with the headcount reductions.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      For the three months ended December 31, 2004, salaries and related expenses increased $73.6, excluding the increase related to foreign currency exchange rate changes of $38.8 and a decrease related to net acquisitions and divestitures of $8.8 as compared to 2003.

Office and General Expenses
      The components of the 2004 change were as follows:

	Total
			% of
	$	% Change	Revenue

2003	$2,225.3		36.1%

Foreign currency changes	102.8	4.6%
Net acquisitions/divestitures	(63.8)	(2.9)%
Organic	(13.9)	(0.6)%

Total change	25.1	1.1%
2004	$2,250.4		35.2%

      Office and general expenses primarily consist of rent, office and equipment, depreciation, professional fees, other overhead expenses and certain out-of-pocket expenses related to our revenue. During 2004, office and general expenses decreased to 35.2% of revenues, compared to 36.1% in 2003. In 2004, office and general expenses decreased $13.9, excluding the increase related to foreign currency exchange rate changes of $102.8 and a decrease related to net acquisitions and divestitures of $63.8.
      Office and general expenses were impacted by changes in foreign currency rates, attributable to the strengthening of the Euro and Pound Sterling in relation to the U.S. Dollar. The increase due to foreign currency rate changes was offset by the impact of net acquisitions and divestitures activity, which resulted largely from the sale of the Motorsports business in 2004.
      The decrease in office and general expenses, excluding the impact of foreign currency and net acquisition and divestitures activity, was primarily the result of lower occupancy and overhead costs, and a decrease related to charges recorded by CMG in 2003 to secure certain sports television rights. These decreases, however, were partially offset by increases driven by a rise in professional fees as part of our ongoing efforts in achieving Sarbanes-Oxley compliance, and the preliminary application development and maintenance of information technology systems and processes related to our shared services initiatives.
      For the three months ended December 31, 2004, office and general expenses increased $47.1, excluding an increase related to foreign currency exchange rate changes of $27.2 and a decrease related to net acquisitions and divestitures of $20.0 when compared to 2003.

Restructuring (Reversals) Charges
      During 2004 and 2003, we recorded net (reversals) and charges related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of $62.2 and $172.9, respectively. Included in the net (reversals) and charges were adjustments resulting from changes in management’s estimates for the 2003 and 2001 restructuring programs which decreased the restructuring reserves by $32.0 and $2.4 in 2004 and 2003, respectively. 2004 net charges primarily related to the vacating of 43 offices and workforce reduction of approximately 400 employees related to the 2003 restructuring program and adjustments to management’s estimates for the 2001 restructuring program. 2003 net charges primarily related to the vacating of 55 offices and workforce reduction of approximately

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
2,900 employees related to the 2003 restructuring program and adjustments to management’s estimates for the 2001 restructuring program. A summary of the net (reversals) and charges by segment is as follows:

	Lease Termination
	and Other Exit Costs			Severance and Termination Costs

	2003	2001		2003	2001
	Program	Program	Total	Program	Program	Total	Total

2004 Net (Reversals) Charges
IAN	$40.3	$(7.3)	$33.0	$14.1	$(4.3)	$9.8	$42.8
CMG	8.1	4.0	12.1	5.1	(0.7)	4.4	16.5
Corporate	3.7	(1.0)	2.7	0.3	(0.1)	0.2	2.9

Total	$52.1	$(4.3)	$47.8	$19.5	$(5.1)	$14.4	$62.2

2003 Net (Reversals) Charges
IAN	$23.1	$8.8	$31.9	$106.6	$(0.1)	$106.5	$138.4
CMG	12.7	6.1	18.8	15.7	—	15.7	34.5
Motorsports	—	—	—	0.4	—	0.4	0.4
Corporate	(2.2)	(1.3)	(3.5)	3.1	—	3.1	(0.4)

Total	$33.6	$13.6	$47.2	$125.8	$(0.1)	$125.7	$172.9

      In addition to amounts recorded as restructuring charges, we recorded charges of $11.1 and $16.5 during 2004 and 2003, respectively, related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses on the Consolidated Statements of Operations. For additional information, see Note 6 to the Consolidated Financial Statements.
      During the three months ended December 31, 2004 and 2003, we recorded net (reversals) and charges related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of $(4.4) and $30.2, respectively. 2004 net reversals primarily consisted of changes to management’s estimates for the 2003 and 2001 restructuring programs primarily relating to our lease termination costs. 2003 net charges related primarily to the vacating of offices and workforce reduction related to the 2003 restructuring program and adjustments to management’s estimates for the 2001 restructuring program.

Long-Lived Asset Impairment and Other Charges
      The following table summarizes the long-lived asset impairment and other charges for 2004 and 2003:

	For the Years Ended December 31,

	2004				2003

	IAN	CMG	Motor-sports	Total	IAN	CMG	Motor-sports	Total

Goodwill impairment	$220.2	$91.7	$—	$311.9	$0.4	$218.0	$—	$218.4
Fixed asset impairment	2.0	0.4	3.0	5.4	2.3	—	63.8	66.1
Other	4.9	—	—	4.9	9.1	0.4	—	9.5

Total	$227.1	$92.1	$3.0	$322.2	$11.8	$218.4	$63.8	$294.0

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

2004 Impairments
      IAN — During the third quarter of 2004, we recorded goodwill impairment charges of approximately $220.2 at The Partnership reporting unit, which was comprised of Lowe Worldwide, Draft Worldwide, Mullen, Dailey & Associates and BGW. Our long-term projections showed previously unanticipated declines in discounted future operating cash flows due to recent client losses, reduced client spending, and declining industry valuation metrics. These discounted future operating cash flow projections caused the estimated fair value of The Partnership to be less than their book values. The Partnership was subsequently disbanded in the fourth quarter of 2004 and the remaining goodwill was allocated based on the relative fair value of the agencies at the time of disbandment.
      CMG — As a result of the annual impairment review, a goodwill impairment charge of $91.7 was recorded at our CMG reporting unit, which was comprised of Weber Shandwick, GolinHarris, DeVries, MWW Group and FutureBrand. The fair value of CMG was adversely affected by declining industry market valuation metrics, specifically, a decrease in the EBITDA multiples used in the underlying valuation calculations. The impact of the lower EBITDA multiples caused the calculated fair value of CMG goodwill to be less than the related book value.

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
      Motorsports — We recorded fixed asset impairment charges of $63.8, consisting of $38.0 in connection with the sale of a business comprised of the four owned auto racing circuits, $9.6 related to the sales of other Motorsports entities and a fixed asset impairment of $16.2 for outlays that Motorsports was contractually required to spend to improve the racing facilities.
      During the three months ended December 31, 2003, we recorded charges of $44.9. This primarily related to a Motorsports’ fixed asset impairment charge of $38.0 in conjunction with the sale of a business comprised of Motorsports four owned auto racing circuits.
      For additional information, see Note 9 to the Consolidated Financial Statements.

Motorsports Contract Termination Costs
      As discussed in Note 5 to the Consolidated Financial Statements, during the year ended December 31, 2004, we recorded a pretax charge of $113.6 related to a series of agreements with the British Racing Drivers Club and Formula One Administration Limited which released us from certain guarantees and lease obligations in the United Kingdom. We have exited this business and do not anticipate any additional material charges.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

EXPENSE AND OTHER INCOME

	For the Years Ended
	December 31,

	2004	2003	$ Change	% Change

Interest expense	$(172.0)	$(206.6)	$34.6	(16.7)%
Debt prepayment penalty	(9.8)	(24.8)	15.0	(60.5)%
Interest income	50.8	39.3	11.5	29.3%
Investment impairments	(63.4)	(71.5)	8.1	(11.3)%
Litigation (reversals) charges	32.5	(127.6)	160.1	(125.5)%
Other income (expense)	(10.7)	50.3	(61.0)	(121.3)%

Total	$(172.6)	$(340.9)	$168.3	(49.4)%

Interest Expense
      The decrease in interest expense was primarily due to the redemption of our $250.0 1.80% Convertible Subordinate Notes in January 2004 and the early redemption of our borrowings under the Prudential Agreements during the third quarter of 2003. During the three months ended December 31, 2003, we recorded interest expense of $51.6.

Debt Prepayment Penalty
      During the fourth quarter of 2004, a prepayment penalty of $9.8 was recorded related to the early redemption of $250.0 of our 7.875% Senior Unsecured Notes due in 2005, which represented one half of the $500.0 outstanding. During the third quarter of 2003, we repaid our borrowings under the Prudential Agreements, repaying $142.5 principal amount and incurring a prepayment penalty of $24.8.

Interest Income
      The increase in interest income in 2004 was primarily due to an increase in our average balance of short-term investments held during the year, as well as an increase in interest rates when compared to 2003. During the three months ended December 31, 2003, we recorded interest income of $11.5.

Investment Impairments
      During 2004, we recorded investment impairment charges of $63.4, primarily related to a $50.9 charge for our unconsolidated investment in German advertising agency Springer & Jacoby as a result of a decrease in projected operating results. Additionally, we recorded impairment charges of $4.7 related to unconsolidated affiliates primarily in Israel, Brazil, Japan and India, and $7.8 related to several other available-for-sale investments.
      During 2003, we recorded $71.5 of investment impairment charges related to 20 investments. The charge related principally to investments in Fortune Promo 7 of $9.5 in the Middle East, Koch Tavares of $7.7 in Latin America, Daiko of $10.0 in Japan, Roche Macaulay Partners of $7.9 in Canada, Springer & Jacoby of $6.5 in Germany and GlobalHue of $6.9 in the U.S. The majority of the impairment charges resulted from deteriorating economic conditions in the countries in which the agencies operate or the loss of one or several key clients.
      During the three months ended December 31, 2004, investment impairments decreased $15.6 as compared to the comparable period in the prior year.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Litigation Charges
      During 2004, with the court approval of the settlement of the class action shareholder suits discussed in Note 21 to the Consolidated Financial Statements, we received $20.0 from insurance proceeds which we recorded as a reduction in litigation charges because we had not previously established a receivable. We also recorded a reduction of $12.5 relating to a decrease in the share price between the tentative settlement date and the final settlement date.
      During 2003, we recorded litigation charges of $127.6 for various legal matters, of which $115.0 related to a then-tentative settlement of the class action shareholder suits discussed above. Under the terms of the settlement, we were required to pay $20.0 in cash and issue 6.6 shares of our common stock. The ultimate amount of the litigation charge related to the settlement was dependent upon our stock price at the time of the final settlement (as the number of shares was fixed in the agreement), which took place in December 2004.

Other Income (Expense)
      In 2004, other income (expense) included $18.2 of net losses on the sale of 19 agencies. The losses related primarily to the sale of Transworld Marketing, a U.S.-based promotions agency, which resulted in a loss of $8.6, and a $6.2 loss for the final liquidation of the Motorsports investment. See Note 5 to the Consolidated Financial Statements for further discussion of the Motorsports disposition.
      In December 2003, we sold approximately 11.0 shares of Modem Media for net proceeds of approximately $57.0 in December, resulting in a pre-tax gain of $30.3. Also in December, we sold all of the approximately 11.7 shares of TNS we had acquired through the sale of NFO, for approximately $42.0 of net proceeds. A pre-tax gain of $13.3 was recorded.
      During the three months ended December 31, 2004, other income (expense) decreased by $8.7, primarily due to the losses described above for the sale of Transworld Marketing and the Motorsports liquidation.

OTHER ITEMS

Income Taxes

	For the Years
	Ended
	December 31,

	2004	2003	$ Change	% Change

Provision for income taxes	$262.2	$242.7	$19.5	8.0%

Effective tax rate	98.2%	65.1%

      Our effective tax rate was negatively impacted in both 2004 and 2003 by the establishment of valuation allowances, as described below, restructuring charges, and non-deductible long-lived asset impairment charges. In 2004, our effective tax rate was also impacted by pretax charges and related tax benefits resulting from the Motorsports contract termination costs. The difference between the effective tax rate and the statutory federal rate of 35% is also due to state and local taxes and the effect of non-U.S. operations.
      For the three months ended December 31, 2004 and 2003, we recorded an income tax provision of $130.6 and $247.6, respectively.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Valuation Allowance
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
      During 2003, the valuation allowance of $111.4 was established in continuing operations on existing deferred tax assets and losses in 2003 with no benefit. In addition, $3.7 of valuation allowances were established for certain U.S. capital and other loss carryforwards. The total valuation allowance as of December 31, 2003 was $252.6.
      For additional information, see Note 11 to the Consolidated Financial Statements.

Minority Interest and Unconsolidated Affiliates

	For the Years
	Ended
	December 31,

	2004	2003	$ Change	% Change

Income applicable to minority interests	$(21.5)	$(27.0)	$5.5	(20.4)%

Equity in net income of unconsolidated affiliates, net of tax	$5.8	$2.4	$3.4	141.7%

      The decrease in income applicable to minority interests was primarily due to lower earnings of majority-owned international businesses, primarily in Europe, and the sale of majority-owned businesses in Latin America.
      The increase in equity in net income of unconsolidated affiliates was primarily due to the impact of prior year losses at Modem Media, which was sold in 2003, and the impact of higher 2003 losses at an unconsolidated investment in Brazil and a U.S.-based sports and entertainment event business.
      During the three months ended December 31, 2004 and 2003, we recorded $10.3 and $13.6 of income applicable to minority interests, respectively. During the three months ended December 31, 2004 and 2003, we recorded $1.1 and $3.8 of equity in net income of unconsolidated affiliates, respectively.

NET LOSS

	For the Years Ended
	December 31,

	2004	2003	$ Change	% Change

Loss from continuing operations	$(544.9)	$(640.1)	$95.2	(14.9)%
Income from discontinued operations, net of taxes of $3.5 and $18.5, respectively	6.5	101.0	(94.5)	(93.6)%

Net loss	(538.4)	(539.1)	0.7	(0.1)%
Less: Preferred stock dividends	19.8	—	19.8	100.0%

Net loss applicable to common stockholders	$(558.2)	$(539.1)	$(19.1)	3.5%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Loss from Continuing Operations
      In 2004, our loss from continuing operations decreased by $95.2 or 14.9% as a result of an increase in revenue of $225.3 and a decrease in expense and other income primarily driven by higher litigation costs in 2003, as a result of the shareholder suit settlement. These changes were partially offset by an increase in operating expenses of $287.8, which includes Motorsports contract termination costs of $113.6.
      For the three months ended December 31, 2004 and 2003, we recorded income from continuing operations of $130.3 and a loss from continuing operations of $3.6, respectively.
Income from Discontinued Operations
      Recorded within income from discontinued operations is the impact of our sale of NFO, our research unit, to TNS in 2003. NFO is classified in discontinued operations and the results of operations and cash flows of NFO have been removed from our results of continuing operations and cash flows for all periods. During 2003, we completed the sale of NFO for $415.6 in cash ($376.7, net of cash sold and expenses) and approximately 11.7 shares of TNS stock. We sold the TNS stock in December 2003 for net proceeds of approximately $42.0. As a result of the sale of NFO, we recognized a pre-tax gain of $99.1 ($89.1, net of tax) in the third quarter of 2003 after certain post closing adjustments. The TNS shares sold resulted in a pre-tax gain of $13.3. In July 2004, we received an additional $10.0 ($6.5, net of tax) from TNS as a final payment. For additional information, see Note 5 to the Consolidated Financial Statements.
Segment Results of Operations — 2004 Compared to 2003
      The following table summarizes revenue and operating income (loss) by segment in 2004 and 2003. As previously discussed, in 2004 and 2003 we had a third reportable segment, comprised of our Motorsports operations, which were sold during 2004. Other than long-lived asset impairment and contract termination costs, the operating results of Motorsports are not material to our consolidated results, and are therefore not discussed below:

	For the Years Ended
	December 31,

	2004	2003	$ Change	% Change

Revenue:
IAN	$5,399.2	$5,140.5	$258.7	5.0%
CMG	935.8	942.4	(6.6)	(0.7)%
Motorsports	52.0	78.8	(26.8)	(34.0)%

Consolidated revenue	$6,387.0	$6,161.7	$225.3	3.7%

Segment operating income (loss):
IAN	$577.1	$551.6	$25.5	4.6%
CMG	83.7	55.7	28.0	50.3%
Motorsports	(14.0)	(43.5)	29.5	(67.8)%
Corporate and other	(243.2)	(128.8)	(114.4)	88.8%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	For the Years Ended December 31,

	2004					2003

	IAN	CMG	Motorsports	Corporate	Total	IAN	CMG	Motorsports	Corporate	Total

Reconciliation to consolidated operating income:
Consolidated operating income (loss)	$307.2	$(24.9)	$(130.6)	$(246.1)	$(94.4)	$401.4	$(197.2)	$(107.7)	$(128.4)	$(31.9)
Adjustments:
Restructuring reversals (charges)	(42.8)	(16.5)	—	(2.9)	(62.2)	(138.4)	(34.5)	(0.4)	0.4	(172.9)
Long lived asset impairment and other charges:	(227.1)	(92.1)	(116.6)	—	(435.8)	(11.8)	(218.4)	(63.8)	—	(294.0)

Segment operating income (loss)	$577.1	$83.7	$(14.0)	$(243.2)		$551.6	$55.7	$(43.5)	$(128.8)

INTEGRATED AGENCY NETWORKS (“IAN”)

REVENUE
      The components of the 2004 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

2003	$5,140.5		$2,862.1		55.7%	$2,278.4		44.3%

Foreign currency changes	194.1	3.8%	—	0.0%		194.1	8.5%
Net acquisitions/divestiturs	(40.0)	(0.8)%	(27.5)	(1.0)%		(12.5)	(0.5)%
Organic	104.6	2.0%	98.7	3.4%		5.9	0.3%

Total change	258.7	5.0%	71.2	2.5%		187.5	8.2%
2004	$5,399.2		$2,933.3		54.3%	$2,465.9		45.7%

      For the year ended December 31, 2004, IAN experienced net increases in revenue as compared to 2003 by $258.7, or 5.0%, which was comprised of organic revenue growth of $104.6 and an increase in foreign currency exchange rate changes of $194.1, partially offset by a decrease attributable to net acquisitions and divestitures of $40.0. The increase due to foreign currency was primarily attributable to the strengthening of the Euro and Pound Sterling in relation to the U.S. Dollar. This increase was partially offset by the net effect of divestitures and acquisitions, primarily related to the sale of some small businesses at McCann, Lowe, and Draft, and increased equity ownership in two businesses at Lowe.
      The organic revenue increase was primarily driven by increases at McCann, Draft, FCB, and Deutsch, partially offset by decreases at Lowe. McCann experienced an organic revenue increase as a result of new client wins and increased business from existing clients, primarily in our U.S. and European agencies. Draft experienced an organic revenue increase mainly in the U.S. due to client wins and increased business by existing clients, partially offset by poor economic conditions in Europe and the closing of its field marketing business in 2003. FCB experienced an organic revenue increase due to increased spending by existing clients and client wins, partially offset by a decrease in revenues as a result of clients lost during the year, mainly in the U.S. and Germany. Deutsch experienced organic revenue growth stemming from

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
new client wins and increased business from existing clients. Lowe experienced an organic revenue decline, primarily the result of client losses and reduced business from major multinational clients.
      For the three months ended December 31, 2004 IAN experienced a net increase in revenue as compared to 2003 of $119.7, or 7.6%, which was comprised of an increase in foreign currency exchange rate changes of $76.0 and an organic increase in revenue of $53.2, partially offset by a decrease attributable to net acquisitions and divestitures of $9.5.

SEGMENT OPERATING INCOME

	For the Years
	Ended
	December 31,

	2004	2003	$ Change	% Change

Segment operating income	$577.1	$551.6	$25.5	4.6%

Operating margin	10.7%	10.7%

      For the year ended December 31, 2004, IAN operating income increased by $25.5, or 4.6%, which was a result of an increase in revenue of $258.7, offset by an increase in salaries and related expenses of $201.4 and increased office and general expenses of $31.8.
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
      For the three months ended December 31, 2004, IAN operating income decreased by $27.4, or 7.1%, which was the result of an increase in salaries and related expenses of $130.6 and increased office and general expenses of $16.5, offset by an increase in revenue of $119.7.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

CONSTITUENCY MANAGEMENT GROUP (“CMG”)

REVENUE
      The components of the 2004 change were as follows:

	Total		Domestic			International

	$	% Change	$	% Change	% of Total	$	% Change	% of Total

2003	$942.4		$593.2		62.9%	$349.2		37.1%

Foreign currency changes	34.4	3.7%	—	0.0%		34.4	9.9%
Net acquisitions/divestitures	(11.0)	(1.2)%	(7.9)	(1.3)%		(3.1)	(0.9)%
Organic	(30.0)	(3.2)%	(9.3)	(1.6)%		(20.7)	(5.9)%

Total change	(6.6)	(0.7)%	(17.2)	(2.9)%		10.6	3.0%
2004	$935.8		$576.0		61.6%	$359.8		38.4%

      For the year ended December 31, 2004, CMG experienced decreased revenues as compared to 2003 by $6.6, or 0.7%, which was comprised of an organic revenue decrease of $30.0 and the impact of acquisitions and divestitures of $11.0, partially offset by an increase in foreign currency exchange rate changes of $34.4. The increase due to foreign currency exchange rate was primarily attributable to the strengthening of the Euro and Pound Sterling in relation to the U.S. Dollar. Net effects of acquisitions and divestitures primarily related to the disposition of three businesses in 2004 and two businesses in 2003.
      The organic revenue decline was primarily driven by a decrease in the branding and sports marketing businesses, offset slightly by growth in our public relations business.
      For the three months ended December 31, 2004, CMG experienced a net decrease in revenue as compared to 2004 of $6.5, or 2.4%, which was comprised of an organic revenue decrease of $11.0 and decreases attributable to net acquisitions and divestitures of $5.7, offset by an increase in foreign currency exchange rate changes of $10.2.

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
      Segment operating income growth, excluding the impact of foreign currency and net effects of acquisition and divestitures, was primarily driven by an increase at sports marketing business, partially offset by an increase in CMG corporate office expense. While there was an organic revenue decrease sports marketing business operating expenses decreased at a higher rate than the organic revenue decrease, due to a decrease related to charges recorded by CMG in 2003 to secure certain sports television rights. Increased corporate office expenses was driven by higher expenses recorded for performance incentive awards as a result of improved revenue performance and additional accruals for post employment and other benefits for management personnel.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      For the three months ended December 31, 2004, CMG operating income decreased by $18.8, or 38.8%, which was the result of a decrease in revenue of $6.5 and increased salaries and related expenses of $15.0, partially offset by a decrease in office and general expenses of $2.7.
CORPORATE AND OTHER
      Certain corporate and other charges are reported as a separate line within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses which are not fully allocated to operating divisions. The following significant expenses are included in corporate and other:

	For the Years Ended
	December 31,

	2004	2003	$ Change	% Change

Salaries, benefits and related expenses	$151.2	$129.0	$22.2	17.2%
Professional fees	145.3	50.6	94.7	187.2%
Rent and depreciation	38.0	30.6	7.4	24.2%
Corporate Insurance	29.7	26.5	3.2	12.1%
Bank fees	2.8	1.6	1.2	75.0%
Other	9.6	8.9	0.7	7.9%
Expenses allocated to operating divisions	(133.4)	(118.4)	(15.0)	12.7%

Total corporate and other	$243.2	$128.8	$114.4	88.8%

      Salaries, benefits and related expenses include salaries, pension, the cost of medical, dental and other insurance coverage and other compensation-related expenses for corporate office employees, as well as the cost of temporary employees at the corporate office. Professional fees include costs related to the preparation for Sarbanes-Oxley Act compliance, the financial statement audit, legal counsel, information technology and other consulting fees. Rent and depreciation includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost for fire, liability and automobile premiums. Bank fees relates to our debt and credit facilities. The amounts of expenses allocated to operating segments are calculated monthly based on a formula that uses the revenues of the operating unit.
      The increase in corporate and other expense of $114.4 or 88.8% is primarily related to the increase in professional fees and salaries and related expenses. The increase in professional fees primarily resulted from costs associated with complying with the requirements of the Sarbanes-Oxley Act. We also incurred increased expenses for the preliminary application development and maintenance of systems and processes related to our shared services initiatives. The increase in payroll related expenses is due mainly to an increase in the use of temporary employees in order to enhance monitoring controls at the corporate office as well as to support our significant ongoing efforts to achieve Sarbanes-Oxley compliance. Increased headcount and expanded office space at the corporate office also contributed to this increase. Also, certain contractual bonuses for management increased as compared to prior year.
      The increase in corporate and other expense of $7.0 or 10.5% for the three months ended December 31, 2004 is primarily related to the increase in professional fees offset by the decrease in salaries and related expenses. The increase in professional fees are the result of costs associated with internal control compliance, costs associated with the Prior Restatement process, and related audit costs. Amounts allocated to operating divisions primarily increased due to the implementation of new information

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
December 31, 2005 technology related projects and the consolidation of information technology support staff, the costs of which are now being allocated back to operating divisions.
LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Operating cash flow
      Our operating activities utilized cash of approximately $20.2, compared to cash provided by operating activities of $464.8 in 2004 and $502.6 in 2003. The decrease in cash provided by operating activities in 2005 was primarily attributable to significant increases in our operating costs as well as a decline in revenues. Additional cash was used during 2005 for severance costs primarily related to international headcount reductions, salary costs primarily attributable to our hiring additional creative talent to enable future revenue growth and additional staff to address weaknesses in our accounting and control environment, and professional fees primarily related to the Prior Restatement and our ongoing efforts in internal control compliance. The decrease in cash provided by operating activities in 2005 was also attributable in part to year-over-year changes in accounts payable and other changes in working capital accounts.
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
      The amount of our cash held by the banks under our International pooling arrangements is subject to a full right of offset against the amounts advanced to us, and the cash and advances are recorded net on our balance sheet. The gross amounts vary depending on how much funding is provided to agencies through the pooling arrangements. At December 31, 2005 and 2004, cash of $842.6 and $939.9, respectively, was netted against an equal amount of advances under pooling arrangements. We typically pay interest on our larger arrangements based on the gross amounts of the advances and receive interest income on the gross amount of cash deposited, albeit at a lower rate.

Funding requirements
      Our most significant funding requirements include: non-cancelable operating lease obligations, capital expenditures, payments related to vendor discounts and credits, payments related to past acquisitions, interest payments, preferred stock dividends and taxes.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Our non-cancelable lease commitments primarily relate to office premises and equipment. These commitments are partially offset by sublease rental income we receive under non-cancelable subleases. Our projected obligations for 2005 and beyond are set forth below under Contractual Obligations.
      Our capital expenditures are primarily to upgrade computer and telecommunications systems and to modernize offices. Our principal bank credit facility currently limits spending on capital expenditures in any calendar year to $210.0. Our capital expenditures were $140.7 in 2005, $194.0 in 2004 and $159.6 in 2003.
      We acquired a large number of agencies through 2001, but in recent years the number and value of acquisitions have been significantly less. There were no acquisitions in 2005 and cash paid for acquisitions was approximately $14.6 in 2004 and $4.0 in 2003. Under the contractual terms of certain of our past acquisitions we have long-term obligations to pay additional consideration or to purchase additional equity interests in certain consolidated or unconsolidated subsidiaries if specified conditions, mostly operating performance, are met. Some of the consideration under these arrangements is in shares of our common stock, but most is in cash. We made cash payments for past acquisitions of $97.0 in 2005, $161.7 in 2004 and $221.2 in 2003. Our projected obligations for 2006 and beyond are set forth below under Contractual Obligations.
      We are required to post letters of credit primarily to support commitments to purchase media placements, predominantly in locations outside the U.S., or to satisfy other obligations. We generally obtain these letters of credit from our principal bank syndicate under the Three-Year Revolving Credit Facility described under Credit Arrangements below. The outstanding amount of letters of credit was $162.4 and $165.4 as of December 31, 2005 and 2004, respectively. These letters of credit have not been drawn upon in recent years.

Sources of funds
      At December 31, 2005 our total of cash and cash equivalents plus short-term marketable securities was $2,191.5 compared to $1,970.4 at December 31, 2004.
      We have obtained financing through the capital markets by issuing debt securities, convertible preferred stock and common stock. Our outstanding debt securities and convertible preferred stock are described under Long-Term Debt, 4.50% Convertible Senior Notes (“4.50% Notes”) and Convertible Preferred Stock below.
      In July 2005, we issued $250.0 of Floating Rate Notes due 2008 in a private placement to refinance maturing debt, as described below. In October 2005, we issued 0.525 shares of Series B Cumulative Convertible Perpetual Preferred Stock at gross proceeds of $525.0 with the proceeds to be used for general corporate purposes as described below under Convertible Preferred Stock.
      We have committed and uncommitted credit facilities, the terms of which are described below. We maintain our committed credit facility primarily as stand-by short-term liquidity and for the issuance of letters of credit. We have not drawn on our committed facility over the past two years, although letters of credit have been and continue to be issued under this facility, as described above. Our outstanding borrowings under uncommitted credit facilities were $53.7 and $67.8 as of December 31, 2005 and 2004, respectively. We use uncommitted credit lines for working capital needs at some of our operations outside the United States. If we lose access to these credit lines, we may be required to provide funding directly to some overseas operations.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Liquidity outlook
      We expect our operating cash flow and cash on hand to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We have no significant scheduled amounts of long-term debt due until 2008 when $250.0 of our Floating Rate Senior Unsecured Notes are due. In addition, holders of our $800.0 4.50% Notes may require us to repurchase the 4.50% Notes for cash at par in March 2008. We continue to have a level of cash and cash equivalents that we consider to be conservative, particularly after receiving net proceeds of approximately $507.3 from our offering of Series B Preferred Stock in October 2005. We consider this approach to be important in view of the cash requirements resulting, among other things, from the higher professional fees, from our liabilities to our customers for vendor discounts and credits and from any potential penalties or fines that may have to be paid in connection with our SEC investigation. In 2006, we will be required to pay to the IRS and state and local taxing authorities approximately $93.4 (including interest), related to tax audit matters. This amount has been reclassified from non-current liabilities to current liabilities on the balance sheet. As a result of our Prior Restatement review, we estimate that we will pay approximately $250.0 related to Vendor Discounts or Credits, Internal Investigations and International Compensation Agreements over the next 18 months. We regularly evaluate market conditions for opportunities to raise additional financing on favorable terms, in order to enhance our financial flexibility.
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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

FINANCING

Long-Term Debt
      A summary of our long-term debt is as follows:

	December 31,

	2005	2004

7.875% Senior Unsecured Notes due 2005	$—	$255.0
Floating Rate Senior Unsecured Notes due 2008	250.0	—
5.40% Senior Unsecured Notes due 2009 (less unamortized discount of $0.3)	249.7	249.7
7.25% Senior Unsecured Notes due 2011	499.2	500.0
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.9)	350.3	347.3
4.50% Convertible Senior Notes due 2023	800.0	800.0
Other notes payable and capitalized leases — at interest rates from 3.3% to 14.44%	36.9	42.1

Total long-term debt	2,186.1	2,194.1
Less: current portion	3.1	258.1

Long-term debt, excluding current portion	$2,183.0	$1,936.0

      Annual repayments of long-term debt as of December 31, 2005 are scheduled as follows:

2006	$3.1
2007	4.7
2008*	256.7
2009	250.8
2010	0.8
Thereafter*	1,670.0

Total long-term debt	$2,186.1

*	Holders of our $800.0 4.50% Notes may require us to repurchase the 4.50% Notes for cash at par in March 2008. If all holders require us to repurchase these Notes, a total of $1,056.7 will be payable in 2008 in respect of long-term debt. These Notes will mature in 2023 if not converted or repurchased.

Redemption and Repurchase of Long-Term Debt
      In August 2005, we redeemed the remainder of the outstanding 7.875% Senior Unsecured Notes with an aggregate principal amount of $250.0 at maturity at gross proceeds of approximately $258.6, which included the principal amount of the Notes, accrued interest to the redemption date and a prepayment penalty. To redeem these Notes we used the proceeds from the sale and issuance in July 2005 of $250.0 Floating Rate Senior Unsecured Notes due in July 2008.

Consent Solicitation
      In March 2005, we completed a consent solicitation to amend the indentures governing five series of our outstanding public debt to provide, among other things, that our failure to file with the trustee our

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
SEC reports, including our 2004 Annual Report on Form 10-K and Quarterly Reports for the first and second quarters of 2005 on Form 10-Q, would not constitute a default under the indentures until October 1, 2005.
      The indenture governing our 4.50% Notes was also amended in March 2005 to provide for: (i) an extension from March 15, 2008 to September 15, 2009 of the date on or after which we may redeem the 4.50% Notes and (ii) an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.

4.50% Convertible Senior Notes
      Our 4.50% Notes are convertible to common stock at a conversion price of $12.42 per share, subject to adjustment in specified circumstances. They are convertible at any time if the average price of our common stock for 20 trading days immediately preceding the conversion date is greater than or equal to a specified percentage, beginning at 120% in 2003 and declining 0.5% each year until it reaches 110% at maturity, of the conversion price. They are also convertible, regardless of the price of our common stock, if: (i) we call the 4.50% Notes for redemption; (ii) we make specified distributions to shareholders; (iii) we become a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities) or (iv) the credit ratings assigned to the 4.50% Notes by any two of Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are lower than Ba2, BB and BB, respectively, or the 4.50% Notes are no longer rated by at least two of these ratings services. Because of our current credit ratings, the 4.50% Notes are currently convertible into approximately 64.4 shares of our common stock.
      Holders of the 4.50% Notes may require us to repurchase the 4.50% Notes on March 15, 2008 for cash and on March 15, 2013 and March 15, 2018, for cash or common stock or a combination of both, at our election. Additionally, investors may require us to repurchase the 4.50% Notes in the event of certain change of control events that occur prior to March 15, 2008 for cash or common stock or a combination of both, at our election. If at any time on or after March 13, 2003 we pay cash dividends on our common stock, we will pay contingent interest in an amount equal to 100% of the per share cash dividend paid on the common stock multiplied by the number of shares of common stock issuable upon conversion of the 4.50% Notes. At our option, we may redeem the 4.50% Notes on or after September 15, 2009 for cash. The redemption price in each of these instances will be 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest, if any. The 4.50% Notes also provide for an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.
      In accordance with EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128, Earnings Per Share, the 4.50% Notes are considered securities with participation rights in earnings available to common stockholders due to the feature of these securities that allows investors to participate in cash dividends paid on our common stock. For periods in which we experience net income, the impact of these securities’ participation rights is included in the calculation of earnings per share. For periods in which we experience a net loss, the 4.50% Notes have no impact on the calculation of earnings per share due to the fact that the holders of these securities do not participate in our losses.

Convertible Preferred Stock
      We currently have two series of convertible preferred stock outstanding: our 5.375% Series A Mandatory Convertible Preferred Stock (“Series A Preferred Stock”) and our 5.25% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”).

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Series B Preferred Stock — On October 24, 2005, we completed a private offering of 0.525 shares of our Series B Preferred Stock at an aggregate offering price of $525.0. The net proceeds from the sale were approximately $507.3 after deducting discounts to the initial purchasers and the estimated expenses of the offering.
      Each share of the Series B Preferred Stock has a liquidation preference of $1,000.00 per share and is convertible at the option of the holder at any time into 73.1904 shares of our common stock, subject to adjustment upon the occurrence of certain events, which represents a conversion price of approximately $13.66, representing a conversion premium of approximately 30% over our closing stock price on October 18, 2005 of $10.51 per share. On or after October 15, 2010, each share of the Series B Preferred Stock may be converted at our option if the closing price of our common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference of $1,000.00 per share for 20 trading days during any consecutive 30 trading day period. Holders of the Series B Preferred Stock will be entitled to an adjustment to the conversion rate if they convert their shares in connection with a fundamental change meeting certain specified conditions.
      The Series B Preferred Stock is junior to all of our existing and future debt obligations, on parity with our Series A Preferred Stock and senior to our common stock, with respect to payments of dividends and rights upon liquidation, winding up or dissolution, to the extent of the liquidation preference of $1,000.00 per share. There are no registration rights with respect to the Series B Preferred Stock, shares of our common stock issuable upon conversion thereof or any shares of our common stock that may be delivered in connection with a dividend payment.
      In accordance with EITF Issue No. 03-6, the Series B Preferred Stock is not considered a security with participation rights in earnings available to common stockholders due to the contingent nature of the conversion feature of these securities.
      Series A Preferred Stock — We currently have outstanding 7.475 shares of our Series A Preferred Stock with a liquidation preference of $50.00 per share. On the automatic conversion date of December 15, 2006, each share of the Series A Preferred Stock will convert, subject to certain adjustments, into between 3.0358 and 3.7037 shares of common stock, depending on the then-current market price of our common stock.
      At any time prior to December 15, 2006, holders may elect to convert each share of their Series A Preferred Stock, subject to certain adjustments, into 3.0358 shares of our common stock. If the closing price per share of our common stock exceeds $24.71 for at least 20 trading days within a period of 30 consecutive trading days, we may elect, subject to certain limitations, to cause the conversion of all of the shares of Series A Preferred Stock then outstanding into shares of our common stock at a conversion rate of 3.0358 shares of our common stock for each share of our Series A Preferred Stock.
      The Series A Preferred Stock is junior to all of our existing and future debt obligations, on parity with our Series B Preferred Stock and senior to our common stock, with respect to payments of dividends and rights upon liquidation, winding up or dissolution, to the extent of the liquidation preference of $50.00 per share.
      In accordance with EITF Issue No. 03-6, the Series A Preferred Stock is considered a security with participation rights in earnings available to common stockholders due to the conversion feature of these securities. For periods in which we experience net income, the impact of these securities’ participation rights is included in the calculation of earnings per share. For periods in which we experience a net loss, the Series A Preferred Stock has no impact on the calculation of earnings per share due to the fact that the holders of these securities do not participate in our losses.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Credit Arrangements
      We have committed and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. At December 31, 2005 and 2004, there were no borrowings under our committed facilities. However, there were borrowings under the uncommitted facilities made by several of our subsidiaries outside the U.S. totaling $53.7 and $67.8, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities at December 31, 2005 and 2004 was approximately 5% in each year. A summary of our credit facilities is as follows:

	December 31,

	2005				2004

	Total	Amount	Letters	Total	Total	Amount	Letters	Total
	Facility	Outstanding	of Credit	Available	Facility	Outstanding	of Credit	Available

Committed
364-Day Revolving Credit Facility	$—	$—	$—	$—	$250.0	$—	$—	$250.0
Three-Year Revolving Credit Facility	500.0	—	162.4	337.6	450.0	—	165.4	284.6
Other Facilities	0.7	—	—	0.7	0.8	—	—	0.8

	$500.7	$—	$162.4	$338.3	$700.8	$—	$165.4	$535.4
Uncommitted
Non-U.S.	$516.2	$53.7	$—	$462.5	$738.1	$67.8	$—	$670.3
      Our primary bank credit agreement is a three-year revolving credit facility (as amended, the “Three-Year Revolving Credit Facility”). The Three-Year Revolving Credit Facility expires on May 9, 2007 and provides for borrowings of up to $500.0, of which $200.0 is available for the issuance of letters of credit. This facility was amended as of October 17, 2005 to increase the amount that we may borrow under the facility by $50.0 to $500.0. Our $250.0 364-Day Revolving Credit Facility expired on September 30, 2005.
      The terms of our Three-Year Revolving Credit Facility at December 31, 2005 do not permit us: (i) to make cash acquisitions in excess of $50.0 until October 2006, or thereafter in excess of $50.0 until expiration of the agreement in May 2007, subject to increases equal to the net cash proceeds received during the applicable period from any disposition of assets or any business; (ii) to make capital expenditures in excess of $210.0 annually; (iii) to repurchase our common stock or to declare or pay dividends on our capital stock, except that we may declare or pay dividends in shares of our common stock, declare or pay cash dividends on our preferred stock, and repurchase our capital stock in connection with the exercise of options by our employees or with proceeds contemporaneously received from an issue of new shares of our capital stock; or (iv) to incur new debt at our subsidiaries, other than unsecured debt incurred in the ordinary course of business of our subsidiaries outside the U.S. and unsecured debt, which may not exceed $10.0 in the aggregate, incurred in the ordinary course of business of our U.S. subsidiaries. The terms also permit the issuance of letters of credit with expiration dates beyond the termination date of the facility, subject to certain conditions. Such conditions include the requirement for us, on the 105th day prior to the termination date of the facility, to provide a cash deposit in an amount equal to the total amount of outstanding letters of credit with expiration dates beyond the termination date of the facility. These terms were previously modified by three amendments on March 31, June 22 and September 27, 2005, respectively. The March 21, 2006 amendment effective as of December 31, 2005 added one new financial covenant so that we are required to maintain, based on a five business day testing period, in cash and securities, an average daily ending balance of $300.0 plus the aggregate principal amount of

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
borrowings under the credit facility in domestic accounts with our lenders. For further explanation of these and other amendments see Note 13 of the Consolidated Financial Statements. We also obtained a waiver from the lenders under the Three-Year Revolving Credit Facility on March 21, 2006, to waive any default arising from the restatement of our financial data presented in this report.
      Our Three-Year Revolving Credit Facility now contains certain financial covenants. These covenants have been modified by amendments and waivers on March 31, 2005, June 22, 2005, September 27, 2005, November 7, 2005 (effective as of September 30, 2005) and March 21, 2006 (effective as of December 31, 2005). We have been in compliance with all covenants under the Three-Year Revolving Credit Facility, as amended or waived from time to time. For further detail of these changes to the financial covenants see Note 13 of the Consolidated Financial Statements. Our financial covenants, effective as of December 31, 2005, require us to maintain with respect to each fiscal quarter set forth below:
(i) an interest coverage ratio for the four fiscal quarters then ended of not less than that set forth opposite the corresponding quarter in the table below:

Four Fiscal Quarters Ending	Ratio

December 31, 2005	*
March 31, 2006	*
June 30, 2006	*
September 30, 2006	1.75 to 1
December 31, 2006	2.15 to 1
March 31, 2007	2.50 to 1

*	The March 21, 2006 amendment, effective as of December 31, 2005, removed the financial covenant requirements with respect to the interest coverage ratio for the fiscal quarters ending December 31, 2005, March 31, 2006 and June 30, 2006.
(ii) a debt to EBITDA ratio, where debt is the balance at period-end and EBITDA is for the four fiscal quarters then ended, of not greater than that set forth opposite the corresponding quarter in the table below:

Four Fiscal Quarters Ending	Ratio

December 31, 2005	*
March 31, 2006	*
June 30, 2006	*
September 30, 2006	5.15 to 1
December 31, 2006	4.15 to 1
March 31, 2007	3.90 to 1

*	The March 21, 2006 amendment, effective as of December 31, 2005, removed the financial covenant requirements with respect to the debt to EBITDA ratio for the fiscal quarters ending December 31, 2005, March 31, 2006 and June 30, 2006.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
and (iii) minimum levels of EBITDA for the four fiscal quarters then ended of not less than that set forth opposite the corresponding quarter in the table below:

Four Fiscal Quarters Ending	Amount

December 31, 2005	$233.0
March 31, 2006	175.0
June 30, 2006	100.0
September 30, 2006	440.0
December 31, 2006	545.0
March 31, 2007	585.0
      The terms used in these ratios, including EBITDA, interest coverage and debt, are subject to specific definitions set forth in the agreement. Under the definition set forth in the Three-Year Revolving Credit Facility, EBITDA is determined by adding to net income or loss the following items: interest expense, income tax expense, depreciation expense, amortization expense, and certain specified cash payments and non-cash charges subject to limitations on time and amount set forth in the agreement. Interest coverage is defined as a ratio of EBITDA of the period of four fiscal quarters then ended to interest expense during such period.
      We have in the past been required to seek and have obtained amendments and waivers of the financial covenants under our committed bank facility. There can be no assurance that we will be in compliance with these covenants in future periods. If we do not comply and are unable to obtain the necessary amendments or waivers at that time, we would be unable to borrow or obtain additional letters of credit under the Three-Year Revolving Credit Facility and could choose to terminate the facility and provide a cash deposit in connection with any amount under the outstanding letters of credit. The lenders under the Three-Year Revolving Credit Facility would also have the right to terminate the facility, accelerate any outstanding principal and require us to provide a cash deposit in an amount equal to the aggregate amount of outstanding letters of credit. The outstanding amount of letters of credit was $162.4 as of December 31, 2005. We have not drawn under the Three-Year Credit Facility over the past two years, and we do not currently expect to do so. So long as there are no amounts to be accelerated under the Three-Year Revolving Credit Facility, termination of the facility would not trigger the cross-acceleration provisions of our public debt.

Credit Agency Ratings
      Our credit ratings at year-end 2005 and 2004 were as follows:

December 31,

	2005		2004

	Senior		Senior
	Unsecured	Outlook	Unsecured	Outlook

Moody’s	Ba1	Negative	Baa3	Stable
Standard & Poor’s	B+	Negative	BB+	Credit watch Negative
Fitch	B+	Stable	BB+	Stable
      Although a ratings downgrade by any of the ratings agencies will not trigger an acceleration of any of our indebtedness, a downgrade may adversely affect our ability to access capital and would likely result in more stringent covenants and higher interest rates under the terms of any new indebtedness. Our current long-term debt credit ratings as of March 15, 2006 are Ba1 with negative outlook, B+ with negative

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
outlook and B+ with stable outlook, as reported by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively.

Payment of Dividends
      We have not paid any dividends on our common stock since December of 2002. As previously discussed, our ability to declare or pay dividends on common stock is currently restricted by the terms of our Three-Year Revolving Credit Facility. In addition, the terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends have been or contemporaneously are declared and paid, or provision for the payment thereof has been made.
      We pay annual dividends on each share of Series A Preferred Stock in the amount of $2.6875. Annual dividends on each share of Series A Preferred Stock are payable quarterly in cash or, if certain conditions are met, in common stock, at our option, on March 15, June 15, September 15 and December 15 of each year. In addition to the stated annual dividend, if at any time on or before December 15, 2006, we pay a cash dividend on our common stock, the holders of Series A Preferred Stock participate in such distributions via adjustments to the conversion ratio, thereby increasing the number of common shares into which the Preferred Stock will ultimately convert. In March 2006, the Board of Directors declared a dividend of $0.671875 per share on our Series A Preferred Stock, resulting in a maximum possible aggregate dividend of $5.0.
      We pay annual dividends on each share of Series B Preferred Stock in the amount of $52.50 per share. The initial dividend on our Series B Preferred Stock is $11.8125 per share and was declared on December 19, 2005 and paid in cash on January 17, 2006. Annual dividends on each share of Series B Preferred Stock are payable quarterly in cash or, if certain conditions are met, in common stock, at our option, on January 15, April 15, July 15 and October 15 of each year. The dividend rate of the Series B Preferred Stock will be increased by 1.0% if we do not pay dividends on the Series B Preferred Stock for six quarterly periods (whether consecutive or not). The dividend rate will revert back to the original rate once all unpaid dividends are paid in full. The dividend rate of the Series B Preferred Stock will also be increased by 1.0% if we do not file our periodic reports with the SEC within 15 days after the required filing date during the first two-year period following the closing of the offering. In March 2006, the Board of Directors declared a dividend of $13.125 per share on our Series B Preferred Stock, resulting in a maximum possible aggregate dividend of $6.9.
      Dividends on each series of our preferred stock are cumulative from the date of issuance and are payable on each payment date to the extent that we are in compliance with our Three-Year Revolving Credit Facility, assets are legally available to pay dividends and our Board of Directors or an authorized committee of our Board declares a dividend payable. If we do not pay dividends on any series of our preferred stock for six quarterly periods (whether consecutive or not), then holders of all series of our preferred stock then outstanding will have the right to elect two additional directors to the Board. These additional directors will remain on the Board until all accumulated and unpaid dividends on our cumulative preferred stock have been paid in full, or to the extent our series of non-cumulative preferred stock is outstanding, until non-cumulative dividends have been paid regularly for at least one year.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

CONTRACTUAL OBLIGATIONS
      The following summarizes our estimated contractual obligations at December 31, 2005, and their effect on our liquidity and cash flow in future periods:

	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt*	$3.1	$4.7	$256.7	$250.8	$0.8	$1,670.0	$2,186.1
Interest payments	$128.1	$128.8	$123.5	$107.6	$58.1	$123.8	$669.9
Non-cancelable operating lease obligations	$287.1	$250.2	$222.5	$194.6	$172.2	$793.6	$1,920.2

*	Holders of our $800.0 4.50% Notes may require us to repurchase the 4.50% Notes for cash at par in March 2008. If all holders require us to repurchase these Notes, a total of $1,056.7 will be payable in 2008 in respect of long-term debt. These Notes will mature in 2023 if not converted or repurchased.
      We have contingent obligations under guarantees of certain obligations of our subsidiaries (“parent company guarantees”) relating principally to credit facilities, guarantees of certain media payables and operating leases of certain subsidiaries. The amount of such parent company guarantees was approximately $306.8 and $601.8 at December 31, 2005 and 2004, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obliged to pay the amounts covered by that guarantee. As of December 31, 2005, there are no material assets pledged as security for such parent company guarantees.
      We have not included obligations under our pension and postretirement benefit plans in the contractual obligations table. Our funding policy regarding our funded pension plan is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as are determined to be appropriate to improve the plans’ funded status. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, level of market interest rates and levels of voluntary contributions to the plans. Declines in long-term interest rates have had a negative impact on the funded status of the plans. For 2006, we expect to contribute $17.8 to fund our domestic pension plans, and expect to contribute $22.1 to our foreign pension plans.
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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The following contingent acquisition obligations are net of compensation expense, except as noted below, as defined by the terms and conditions of the respective acquisition agreements and employment terms of the former owners of the acquired businesses. This future expense will not be allocated to the assets and liabilities acquired. As of December 31, 2005, our estimated contingent acquisition obligations are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

Deferred Acquisition Payments
Cash	$18.3	$1.8	$0.9	$10.5	$—	$—	$31.5
Stock	11.3	0.3	—	—	—	—	11.6
Put Options with Consolidated Affiliates*
Cash	23.4	2.3	11.4	2.8	1.8	2.9	44.6
Stock	0.1	0.3	0.5	—	—	—	0.9
Put Options with Unconsolidated Affiliates*
Cash	1.3	2.5	11.5	0.3	—	—	15.6
Stock	0.4	1.0	0.6	0.3	—	—	2.3
Call Options with Consolidated Affiliates*
Cash	3.3	0.4	0.4	0.1	2.7	—	6.9
Stock	0.1	—	—	—	—	—	0.1

Subtotal — Cash	46.3	7.0	24.2	13.7	4.5	2.9	98.6
Subtotal — Stock	11.9	1.6	1.1	0.3	—	—	14.9

Total Contingent Acquisition Payments	$58.2	$8.6	$25.3	$14.0	$4.5	$2.9	$113.5

      In accounting for acquisitions, we recognize deferred payments and purchases of additional interests after the effective date of purchase that are contingent upon the future employment of owners as compensation expense in our Consolidated Statement of Operations. As of December 31, 2005, our estimated contingent acquisition payments with associated compensation expense impacts are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

Compensation Expense- Related Payments
Cash	$16.6	$0.8	$12.8	$5.4	$1.3	$0.9	$37.8
Stock	0.1	—	—	—	—	—	0.1

Subtotal	16.7	0.8	12.8	5.4	1.3	0.9	37.9

Total Payments	$74.9	$9.4	$38.1	$19.4	$5.8	$3.8	$151.4

*	We have entered into certain acquisitions that contain both put and call options with similar terms and conditions. In such instances, we have included the related estimated contingent acquisition obligations with Put Options.
      We maintain certain put options with consolidated affiliates that are exercisable at the discretion of the minority owners as of December 31, 2005. These put options are assumed to be exercised in the earliest possible period subsequent to December 31, 2005. Therefore, the related estimated acquisition payments of $33.5 have been included within the total payments expected to be made in 2006 in the table above. These payments, if not made in 2006, will continue to carry-forward into 2007 or beyond until they are exercised or expire.
      The 2006 obligations relate primarily to acquisitions that were completed prior to December 31, 2001.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

DERIVATIVES AND HEDGING ACTIVITIES
      We periodically enter into interest rate swap agreements and forward contracts to manage exposure to interest rate fluctuations and to mitigate foreign exchange volatility. In January 2005, we executed an interest rate swap which synthetically converted $150.0 of the $500.0, 7.25% Senior Unsecured Notes due August 2011, of fixed rate debt to floating rates. We entered into the swap to hedge a portion of our floating interest rate exposure on our cash investments. In May of 2005, we terminated all of our long-term interest rate swap agreements covering the $350.0 6.25% Senior Unsecured Notes and $150.0 of the $500.0 7.25% Senior Unsecured Notes. In connection with the interest rate swap termination, our net cash receipts were approximately $1.1, which will be recorded as an offset to interest expense over the remaining life of the related debt.
      We have entered into foreign currency transactions in which various foreign currencies are bought or sold forward. These contracts were entered into to meet currency requirements arising from specific transactions. The changes in value of these forward contracts have been recorded as other income or expense in our Consolidated Statement of Operations. As of December 31, 2005 and 2004, we had contracts covering approximately $6.2 and $1.8, respectively, of notional amount of currency and the fair value of the forward contracts was negligible.
      The terms of the 4.50% Notes include two embedded derivative instruments and the terms of our Series B Preferred Stock include one embedded derivative. The fair value of the three derivatives on December 31, 2005 was negligible.

INTERNAL CONTROL OVER FINANCIAL REPORTING
      We have identified numerous material weaknesses in our internal control over financial reporting, as set forth in greater detail in Item 8, Management’s Assessment on Internal Control Over Financial Reporting and Item 9A, Controls and Procedures, of this report. Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result, we have assessed that our internal control over financial reporting was not effective as of December 31, 2005.
      We are in the process of developing and implementing remedial measures to address the material weaknesses in our internal control over financial reporting. However, because of our decentralized structure and our many disparate accounting systems of varying quality and sophistication, we have extensive work remaining to remedy these material weaknesses. We are in the process of developing a work plan for remedying all of the identified material weaknesses and this work will extend beyond the 2006 fiscal year. At present, there can be no assurance as to when these material weaknesses will be remedied. Until our remediation is completed, we will continue to incur the expenses and management burdens associated with the manual procedures and additional resources required to prepare our Consolidated Financial Statements. There will also continue to be a substantial risk that we will be unable to file our periodic reports with the SEC in a timely manner. We discuss these risks in Item 1A, Risk Factors, of this Annual Report.
LIABILITIES RELATING TO OUR PRIOR RESTATEMENT

Restatement Related Matters
      As described in Note 1 to the Consolidated Financial Statements, in our 2004 Annual Report on Form 10-K filed in September 2005, we restated previously reported financial statements for 2003, 2002, 2001, 2000 and for the first three quarters of 2004 and all four quarters of 2003. We refer to that restatement as the “Prior Restatement”. During our Prior Restatement, we conducted an extensive

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
examination of financial information and significant transactions and recorded expense and liabilities related to Vendor Discounts or Credits, Internal Investigations, and International Compensation Arrangements.
      A summary of the remaining liabilities related to these matters is as follows:

	Balance as of	Balance as of
	12/31/05	12/31/04

Vendor Discounts or Credits*	$284.8	$283.9
Internal Investigations* (includes asset reserves)	24.7	61.7
International Compensation Arrangements	36.2	40.3

Total	$345.7	$385.9

*	$37.5 of vendor credits disclosed within Internal Investigations as of December 31, 2004 has been reclassified to Vendor Discounts or Credits for current year presentation.

Vendor Discounts or Credits
      We receive credits from our vendors and media outlets for the acquisition of goods and services that are entered into on behalf of our clients. The expenses include the purchase of various forms of media, including television, radio, and print advertising space, or production costs, such as the creation of advertising campaigns, commercials, and print advertisements. Revenues in the advertising and communicative services business are frequently recorded net of third party costs as the business is primarily an agent for its clients. Since these costs are billed to clients, there are times when vendor credits or price differences can affect the net revenue recorded by the agency. These third party discounts, rebates, or price differences are frequently referred to as credits.
      Our contracts are typically “fixed-fee” arrangements or “cost-based” arrangements. In “fixed-fee” arrangements, the amount we charge our clients is comprised of a fee for our services. The fee we earn, however, is not affected by the level of expenses incurred. Therefore, any rebates or credits received in servicing these accounts do not create a liability to the client. In “cost-based” arrangements, we earn a percentage commission or flat fee based on or incremental to the expenses incurred. In these cases, rebates or credits received may accrue to the benefit of our clients and create a liability payable to the client. The interpretation of cost language included in our contracts can vary across international and domestic markets in which we operate and can affect whether or not we have a liability to the client.
      The terms of agreements with our clients are significantly impacted by the following: 1) the types of vendor credits obtained (rebates, discounts, media and production credits); 2) differing contract types with clients (fixed fee vs. cost-based arrangements); 3) varying industry practices and laws in the regions of the world in which we operate; 4) determining which contract (global, regional or local) governs our relationships with clients; and 5) unique contract provisions in specific contracts.
      Prior to filing our 2004 Annual Report, we performed an extensive examination of our client contracts and arrangements and considered local law in the international jurisdictions where we conduct business to determine the impact of improperly recognizing these vendor credits as additional revenue instead of recognizing a liability to our clients. We identified areas where there were differences in prices billed to customers and prices received from vendors. All differences associated with cost-based contracts not already passed back to customers were established as liabilities.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Following the filing of the 2004 10-K in September of 2005, we began contacting clients to notify them of these liabilities and to negotiate an appropriate settlement. During this process the additional following information came to our attention.

•	Additional global or regional master contracts, with contractual terms that required us to rebate vendor discounts or credits, took precedence over local contracts that did not require us to rebate vendor discounts or credits.

•	Certain misinterpretations of contractual terms and or applicable local law in our Prior Restatement led us to re-examine our agencies’ legal assessment process. As a result, our legal department coordinated the engagement of local counsel in order to provide definitive guidance regarding specific local laws, existing legal precedent and historical, as well as, ongoing legal market practices. This legal guidance required additional adjustments to be made to the liabilities established in the Prior Restatement.

•	The liability recorded during our Prior Restatement in some instances either covered too many years or did not cover enough years as required by the statute of limitations, based on the contract we determined ultimately governed. We adjusted our liabilities for all years required under the statute of limitations in the appropriate jurisdiction.

•	In connection with our Prior Restatement, we estimated certain amounts of our exposures. We have determined that in certain instances our initial estimate of the liability recorded required adjustment. Additionally, certain entries originally recorded as estimates have been revised based on actual data retrieved from agency books and records.

•	We performed a detailed review of situations in which billings from vendors and billings to our clients were different. An appropriate adjustment was recorded for any known scenarios where such information was fully reconciled and the difference was not related to a cost-based contract.

•	For certain liabilities where the statute of limitations has lapsed, we appropriately released such liabilities, unless the liabilities were associated with customers with whom we are in the process of settling or we intend to settle such liabilities.
      We have included a table that depicts the beginning balance, the additional liabilities recorded and the adjustment reducing these liabilities. While we had changes to our original reserve positions, the net impact of adjustments, excluding fluctuations related to payments and foreign currency and other was an increase to the liability balance of $22.9, and that was primarily attributable to the out of period vendor discounts or credits adjustments.

	Balance as of	Liability	Additional			Balance as of
	12/31/04	Reversals	Liabilities	Payments	Other	12/31/05

Vendor Discounts or Credits	$283.9	(76.5)	99.4	(11.6)	(10.4)	$284.8

Internal Investigations
      In our Prior Restatement review, we noted instances of possible employee misconduct. As a result, through December 31, 2004, we recorded adjustments with a cumulative impact on income of $114.8. Of this amount, $61.7 related to liabilities and asset reserves, $15.6 to asset write-offs, and $37.5 related to Vendor Discounts or Credits as of December 31, 2004. These adjustments were recorded to correct certain unintentional errors in our accounting that were discovered as a result of investigations and primarily related to agencies outside the United States. However, certain of these investigations revealed deliberate

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
falsification of accounting records, evasion of taxes in jurisdictions outside the United States, inappropriate charges to clients, diversion of corporate assets, non-compliance with local laws and regulations, and other improprieties. These errors were not prevented or detected earlier because of material weaknesses in our control environment and decentralized operating structure. We recorded liabilities related to these matters, for business locations under investigation in our Prior Restatement review, which represented management’s best estimate of probable exposure based on the facts available at that time.
      The law firm of Dewey Ballantine LLP was retained to advise the Audit Committee of the Board of Directors regarding the discharge of its obligations. Through the filing of this document, Dewey Ballantine has reviewed all internal investigations cases that were included in our Prior Restatement and continues to oversee our related remediation plans. Dewey Ballantine retained a forensic accounting firm to assist with its review.
      During 2005, we recorded a net decrease in our liabilities for Internal Investigations of $37.0. The decrease is primarily due to write-off of assets reserves, the recognition of deferred revenue, and payment of taxes, penalties and interest. We also divested certain agencies in Greece, Spain, Azerbaijan, Ukraine, Uzbekistan, Bulgaria and Kazakhstan. We have increased our reserves related to additional VAT and payroll related taxes.
Below is an update of our significant cases.
      At our McCann and FCB agencies in Turkey we recorded adjustments related to the retention of vendor discounts that should have been remitted to clients, the improper valuation of a previously acquired business over-billing clients for payments to vendors and evasion of local taxes. In 2005, the investigation has concluded and we have taken the appropriate personnel actions, including the termination of local senior management. As of December 31, 2005 and 2004, the remaining liabilities were $12.6 and $19.8, respectively.
      At Media First in New York City we recorded adjustments related primarily to inadequate recordkeeping and the payment of certain employee salaries through accounts payable, without appropriate tax withholdings, resulting in increased earn-out payments. In 2005, we recorded asset write-offs and have taken the appropriate personnel actions, including the termination of local senior management. As of December 31, 2005 and 2004, the remaining liabilities and asset reserves were $1.2 and $10.8, respectively.
      At our FCB agency in Spain we recorded adjustments related to the use of companies that were formed to account for the production and media volume discounts received from production suppliers on a separate set of books and records, to prevent the detection of discounts and rebates in the event of a client audit. In addition compensation was paid to an agency executive’s personal service company out of these companies without proper withholding for income taxes. In 2005, we have divested our interest in a component of FCB Spain and signed an affiliation agreement with the management, with an appropriate control structure to assure future business is properly conducted. As of December 31, 2005 and 2004, the remaining liabilities and asset reserves were $0 and $9.8, respectively.
      At five McCann agencies in Azerbaijan, Ukraine, Uzbekistan, Bulgaria and Kazakhstan we recorded adjustments related to the failure to record and pay compensation-related taxes, value added taxes and corporate income taxes, and inadequate record keeping. In 2005, we have sold these entities and signed affiliation agreements with Azerbaijan, Uzbekistan Bulgaria and Kazakhstan and intend to sign an affiliation agreement with Ukraine agency management. There will be an appropriate control structure to assure business is properly conducted. As of December 31, 2005 and 2004, the remaining liabilities and asset reserves were $6.2 and $8.7, respectively.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      In addition, we also conducted other investigations in our Prior Restatement review for errors found that were similar in nature to those described above. In the aggregate, for these other investigations, we recorded $4.7 and $12.6 in liabilities as of December 31, 2005 and 2004, respectively.

International Compensation Arrangements
      In our Prior Restatement review, we performed an extensive examination of employee compensation practices across our organization. While most practices were found to be acceptable, we identified some practices in certain jurisdictions that required additional review. In certain jurisdictions in which we operate, particularly in Europe and Latin America, it is common for individuals to establish a personal service company (“PSC”), in which case the hiring company will normally contract directly with the PSC for the services of the individual. We reviewed every situation where one of our agencies had contracted with a PSC and determined that in a number of instances, the use of a PSC was determined not to be supportable. We also identified other arrangements or practices in certain jurisdictions, such as payment of personal expenses outside the normal payroll mechanism, split salary payments, equity grants and retirement payments, and independent contractors/employees that led to an avoidance of paying certain taxes as well as not reporting compensation to local authorities.
      For these issues, liabilities represented our best estimate of expected payments to various governmental organizations in the jurisdictions involved. These amounts were estimates as of such date of our liabilities that we believed were sufficient to cover the obligations that we may have had to various authorities. As a result of the disclosures that were made in our 2004 Annual Report, we anticipate that the authorities in certain jurisdictions may undertake reviews to determine whether any of the activities disclosed violated local laws and regulations. This may lead to further investigations and the levy of additional assessments including possible fines and penalties. While we intend to defend against any assessment that we determine to be unfounded, nevertheless we could receive assessments which may be substantial. However, it cannot be determined at this time whether such investigations would be commenced or, if they are, what the outcome will be with any reasonable certainty.
      During 2005, we recorded a net decrease in our liabilities for International Compensation Arrangements of $4.1. The decrease is comprised of reductions in our liabilities due to the expiration of one year under the statutes of limitations, changes in management’s estimates and the favorable outcome of audits in certain jurisdictions. The decrease is net of increases to our accruals due to additional liabilities incurred in 2005 through the continued use of a PSC or other such arrangements which we are in the process of terminating, as well as interest on amounts not yet settled.
OUT OF PERIOD ADJUSTMENTS
      In the fourth quarter, we identified certain vendor discounts and credits, tax, and other miscellaneous adjustments in which our previously reported financial statements were in error or did not conform to GAAP. Because these changes are not material to our financial statements for the periods prior to 2005, or to 2005 as a whole, we have recorded them in the fourth quarter of 2005.
      The errors in our previously reported financial information, and the failure to prevent them or detect them in our financial reporting process, were largely attributable to weak internal controls. We concluded that our control environment has not progressed sufficiently to serve as an effective foundation for all other components of internal control. See Management’s Assessment on Internal Control Over Financial Reporting.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The following tables summarize the impact to the fourth quarter of 2005 of amounts recorded in the fourth quarter of 2005 which relate to reported revenue, operating income (loss), income (loss) from continuing operations before provision for income taxes, loss from continuing operations and loss per share.

Impact of Adjustments
on Revenue

For the Three Months
Ended December 31, 2005

Revenue as reported	$1,895.7
Impact of adjustments:
Vendor Discounts or Credits	21.2
Other adjustments	(3.9)

Total net adjustments	17.3

Revenue (exclusive of out of period amounts)	$1,913.0

Impact of Adjustments on
Operating Income

For the Three Months
Ended December 31, 2005

Operating Income as reported	$57.6
Impact of adjustments:
Vendor Discounts or Credits	23.2
Other adjustments	(1.6)

Total net adjustments	21.6

Operating Income (exclusive of out period amounts)	$79.2

Impact of Adjustments
on Income
from Continuing Operations
Before Provision For
Income Taxes

For the Three Months
Ended December 31, 2005

Income from continuing operations before provision for income taxes as reported	$44.6
Impact of adjustments:
Vendor Discounts or Credits	22.9
Other adjustments	(2.2)

Total net adjustments	20.7

Income from continuing operations before provision for income taxes (exclusive of out of period amounts)	$65.3

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Impact of Adjustments
on Loss from
Continuing Operations
and Loss per Share

For the Three Months
Ended December 31, 2005

Loss from continuing operations as reported	$(31.9)
Impact of adjustments:
Vendor Discounts or Credits	22.9
Other adjustments	(2.2)

Total adjustments (pre-tax)	20.7
Tax adjustments	19.5
Equity in net income of unconsolidated affiliates	3.9

Total net adjustments	(2.7)

Loss from continuing operations (exclusive of out of period amounts)	$(34.6)

Loss per share of common stock — basic and diluted:
Loss per share as reported	$(0.10)
Effect of adjustments	(0.01)
Loss per share (exclusive of out of period amounts)	(0.11)
Weighted-average shares	425.5
      The impact to 2004, 2003 and prior periods related to out of period amounts recorded in the fourth quarter of 2005 was immaterial.
Description of Out of Period Adjustments:

Vendor Discounts or Credits:
      We performed extensive procedures as a result of the initiation of settlement discussions with clients. The procedures broadly considered global or regional contracts, review of key changes in legal interpretations, review of statutes of limitations, estimated exposures and vendor price differences related to cost-based contracts. As a result of these additional procedures, adjustments were recorded to our previously established liabilities.

Other Adjustments
      We have identified other items which do not conform to GAAP and recorded adjustments to our 2005 Consolidated Financial Statements which relate to previously reported periods. The most significant include accounting related to the capitalization of software costs, acquisition related costs and international compensation arrangements.

Tax Adjustments
      We recorded adjustments to correct the Accrued and Deferred income taxes for items primarily related to the computation of income tax benefits on the 2004 Long-lived Asset Impairment Charges, the establishment of certain valuation allowances, the accounting for certain international tax structures and

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
the computation of interest accruals on certain non-US income tax contingencies. The impact of amounts recorded in the fourth quarter of 2005 was $8.7 of tax benefit.
      We also record the tax impact of the out of period adjustments described above, where applicable, based on the local statutory tax rate in the jurisdiction of the entity recording the adjustment. The impact of amounts recorded in the fourth quarter of 2005 was $10.8 of tax benefit.
CRITICAL ACCOUNTING ESTIMATES
      Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America. Preparation of the Consolidated Financial Statements and related disclosures requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed in the accompanying notes. We believe that of our significant accounting policies, the following critical accounting estimates involve management’s most difficult, subjective or complex judgments. We consider these accounting estimates to be critical because changes in the underlying assumptions or estimates have the potential to materially impact our financial statements. Management has discussed with our Audit Committee the development, selection, application and disclosure of these critical accounting estimates. We regularly evaluate our judgments, assumptions and estimates based on historical experience and various other factors that we believe to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition
      Our revenues are primarily derived from the planning and execution of advertising programs in various media and the planning and execution of other marketing and communications programs. Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the bases on which we earn commissions and fees vary significantly. Our client contracts are also becoming increasingly complex arrangements that frequently include provisions for incentive compensation and govern vendor rebates and credits. Our largest clients are multinational entities and, as such, we often provide services to these clients out of multiple offices and across various agencies. In arranging for such services to be provided, it is possible for both a global and local agreement to be initiated. Multiple agreements of this nature are reviewed by legal counsel to determine the governing terms to be followed by the offices and agencies involved. Critical judgments and estimates are involved in determining both the amount and timing of revenue recognition under these arrangements.
      Revenue for our services is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) services have been performed. Depending on the terms of the client contract, fees for services performed can be primarily recognized three ways: proportional performance, straight-line (or monthly basis) or completed contract.

•	Fees are generally recognized as earned based on the proportional performance method of revenue recognition in situations where our fee is reconcilable to the actual hours incurred to service the client as detailed in a contractual staffing plan or where the fee is earned on a per hour basis, with the amount of revenue recognized in both situations limited to the amount realizable under the client contract. We believe an input based measure (the “hour’) is appropriate in situations where the client arrangement essentially functions as a time and out-of-pocket expense contract and the client receives the benefit of the services provided throughout the contract term.

•	Fees are recognized on a straight-line or monthly basis when service is provided essentially on a pro rata basis and the terms of the contract support monthly basis accounting.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

•	Certain fees (such as for major marketing events) are deferred until contract completion as the final act is so significant in relation to the service transaction taken as a whole. Fees are also recognized on a completed contract basis when the terms of the contract call for the delivery of discrete projects (“milestone’ arrangements), if any of the criteria of SAB No. 104 were not satisfied prior to job completion or the terms of the contract do not otherwise qualify for proportional performance or monthly basis recognition.
      Incremental direct costs incurred related to contracts where revenue is accounted for on a completed contract basis are generally expensed as incurred. There are certain exceptions made for significant contracts or for certain agencies where the majority of the contracts are project-based and systems are in place to properly capture appropriate direct costs. Commissions are generally earned on the date of the broadcast or publication. Contractual arrangements with clients may also include performance incentive provisions designed to link a portion of the revenue to our performance relative to both qualitative and quantitative goals. Performance incentives are recognized as revenue for quantitative targets when the target has been achieved and for qualitative targets when confirmation of the incentive is received from the client. Therefore, depending on the terms of the client contract, revenue is derived from diverse arrangements involving fees for services performed, commissions, performance incentive provisions and combinations of the three. The classification of client arrangements to determine the appropriate revenue recognition involves judgments. If the judgments change there can be a material impact on our financial statements, and particularly on the allocation of revenues between periods.
      Substantially all of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses such as production and media costs. In compliance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we assess whether the agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we operate broadly as an advertising agency based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses (primarily sales promotion, event, sports and entertainment marketing and corporate and brand identity services) where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue and the related costs incurred as operating expenses.
      The determination whether revenue in a particular line of business should be recognized net or gross involves difficult judgments. If we make these judgments differently, it could significantly affect our financial performance. If it were determined that we must recognize a significant portion of revenues on a gross basis rather than a net basis, it would positively impact revenues, but have no impact on our operating income. Conversely, if it were determined that we must recognize a significant portion of revenues on a net basis rather than a gross basis, it would negatively impact revenues, but have no impact on our operating income.
      As we provide services as part of our core operations, we generally incur incidental expenses, which, in practice, are commonly referred to as “out of pocket” expenses. These expenses often include expenses related to airfare, mileage, hotel stays, out of town meals and telecommunication charges. In accordance

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred, we record the reimbursements received for incidental expenses as revenue.
      We receive credits from our vendors and media outlets for transactions entered into on behalf of our clients, which are passed through to our clients in accordance with contractual provisions and local law. If a pass-through is not required, then these credits are a reduction of vendor cost, and are generally recorded as additions to revenue. In connection with our Prior Restatement, where it was impractical to review client contracts, we used statistical methods to estimate our exposure that could arise from credits, discounts and other rebates owed to clients. If our estimate is insufficient, we may be required to recognize additional liabilities. If the initial estimate of the liability recorded is subsequently determined to be over or under provided for, the difference is recorded as an adjustment to revenue. If we are able to negotiate a favorable settlement of a recorded liability, however, the reversal of this amount is recorded in a non-operating income account since negotiating a favorable outcome with a client is not considered a revenue generating activity. See Note 2 to the Consolidated Financial Statements for further information.

Allowance for Doubtful Accounts
      The allowance for doubtful accounts is estimated based on the aging of accounts receivable, reviews of client credit reports, industry trends and economic indicators, as well as analysis of recent payment history for specific customers. The estimate is based largely on a formula-driven calculation but is supplemented with economic indicators and knowledge of potential write-offs of specific client accounts. Though we consider the balance to be adequate, changes in general domestic and international economic conditions in specific markets could have a material impact on the required reserve balance. A 10% increase in the allowance for doubtful accounts would result in a $10.6 increase in bad debt expense for 2005.

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
      The realization of our deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results may require that we record additional valuation allowances against our deferred tax assets. In connection with the U.S. deferred tax assets, management believes that it is more likely than not that a substantial amount of the deferred tax assets will be realized; a valuation allowance has been established for the remainder. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future U.S. taxable income are lower than anticipated. Once a valuation allowance has been established, it will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized. A pattern of sustained profitability will generally be considered as sufficient positive evidence to reverse a valuation allowance. If the allowance is reversed in a future period, our income tax provision will be correspondingly reduced. Accordingly, the establishment and reversal of valuation allowances has had and could have a significant negative or positive impact on our future earnings. See Note 11 to the Consolidated Financial Statements for further information.

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
      Undistributed earnings of our foreign subsidiaries are permanently reinvested. While the American Jobs Creation Act of 2004 (the “Jobs Act”) creates a temporary incentive for U.S. corporations to repatriate undistributed international earnings by providing an 85% dividends received deduction, we have reviewed the provisions and determined not to take advantage of this provision to repatriate undistributed earnings of our foreign subsidiaries to the U.S.

Land, Buildings and Equipment
      The assignment of useful lives to buildings and equipment involves judgments and the use of estimates. Buildings and equipment are depreciated generally using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years for furniture, equipment and computer software costs, 10 to 35 years for buildings and the shorter of the useful life of the asset (which ranges from 3 to 10 years) or the remaining lease term for leasehold improvements. A one-year decrease in the useful lives of these assets would result in an $19.1 increase in annual depreciation expense for 2005.
      Certain events or changes in circumstances could cause us to conclude that the carrying value of our buildings and equipment may not be recoverable. Events or circumstances that might require impairment testing include, but are not limited to, decrease in market price, negative forecasted cash flow, or a significant adverse change in business climate of the asset grouping. If the total estimate of the expected future undiscounted cash flows of an asset grouping over its useful life is less than its carrying value, an impairment loss is recognized in the financial statements equal to the difference between the estimated fair value and carrying value of the asset grouping. If our estimates change, it may have a material impact on our financial statements.

Investments
      We regularly review our cost and equity method investments to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. In the event a decline in fair value of an investment occurs, we must determine if the decline has been other than temporary. We consider our investments strategic and long-term in nature, so we must determine if the fair value decline is recoverable within a reasonable period. For investments accounted for using the cost or equity basis, we evaluate fair value based on specific information (valuation methodologies, estimates of appraisals, financial statements, etc.) in addition to quoted market price, if available. Factors indicative of an other than temporary decline also include recurring operating losses, credit defaults and subsequent rounds of financing with pricing that is below the cost basis of the investment. This list is not all-inclusive; we consider all known quantitative and qualitative factors in determining if an other than temporary decline in value of an investment has occurred. Our assessments of fair value represent our best estimates at the time of impairment review. If different fair values are later estimated, it could have a material impact on our financial statements. See Note 10 to the Consolidated Financial Statements for further information.

Goodwill and Other Intangible Assets
      We account for our business combinations using the purchase accounting method. The total costs of the acquisitions are allocated to the underlying net assets, based on their respective estimated fair market values and the remainder allocated to goodwill and other intangible assets. Considering the characteristics

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible assets as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price is allocated to goodwill. Determining the fair market value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including future cash inflows and outflows, discount rates, asset lives and market multiples.
      We review goodwill and other intangible assets with indefinite lives not subject to amortization (e.g., customer lists, trade names and customer relationships) annually or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 16 reporting units that are either the entities at the operating segment level or one level below the operating segment level. For 2005, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we did not test certain reporting units whose 2004 fair value determination exceeded their carrying amount by a substantial margin, where no significant event occurred since the last fair value determination that would significantly change this margin and where the reporting units did not have a triggering event during 2005. The remaining reporting units were tested either as part of the 2005 annual impairment testing as their 2004 fair value did not significantly exceed their carrying value by a substantial margin or as a result of a triggering event. We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Intangible assets with definite lives subject to amortization are amortized on a straight-line basis with estimated useful lives generally ranging from 1 to 15 years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, or a significant adverse change in business climate or regulations.
      SFAS No. 142 specifies a two-step process for testing for goodwill impairment and measuring the magnitude of any impairment. The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value, including goodwill. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the impairment test is failed and the magnitude of any goodwill impairment is determined under the second step. The second step is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.
      The fair value of a reporting unit is estimated using our projections of discounted future operating cash flows (without interest) of the unit. Such projections require the use of significant estimates and assumptions as to matters such as future revenue growth, profit margins, capital expenditures, assumed tax rates and discount rates. We believe that the estimates and assumptions made are reasonable but they are susceptible to change from period to period. For example, our strategic decisions or changes in market valuation multiples could lead to impairment charges. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material.
      For the year ended December 31, 2005, we changed the date of our annual impairment test for goodwill and other intangible assets with indefinite lives from September 30th to October 1st. During 2005 we performed this annual impairment test on September 30th and then again on October 1st to ensure that multiples used in the reporting units tested were consistent. By moving the date into the fourth

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
quarter we will be able to utilize the most current and accurate plan and forecast information. The new date also provides us additional time to meet future accelerated public reporting requirements. This change did not delay, accelerate or avoid an impairment charge. This change in accounting principle also did not have an effect on our Consolidated Financial Statements. Accordingly, we believe that the accounting change described above is an alternative accounting principle that is preferable.
      Our annual impairment reviews as of September 30th and October 1st, 2005 resulted in an impairment charge at a reporting unit within our sports and entertainment marketing business. In addition, during the fourth quarter of 2005, there was a loss of a significant client at one of our reporting units that caused us to perform additional impairment testing. As a result, we recorded $97.0 of impairments during 2005. See Notes 8 and 9 to the Consolidated Financial Statements for further information. The excess of the low range of the fair value over the carrying value for each of the non-impaired reporting units ranged from approximately $2.4 to $1,501.9 and $6.4 to $1,501.9 in 2005 and 2004, respectively. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. The hypothetical 10% decrease applied to 2005 fair values for each of the non-impaired reporting units would result in a range of an impairment charge of approximately $38.2 to excess fair value over carrying value of approximately $871.9. This hypothetical 10% decrease would result in excess fair value over carrying value for each of the non-impaired reporting units ranging from approximately $3.4 to $871.9 in 2004.

Acquisitions
      The majority of our acquisitions involve an initial payment at the time of closing and provide for additional contingent purchase price payments over a specified time. The initial purchase price of an acquisition is allocated to identifiable assets acquired and liabilities assumed based on estimated fair values with any excess being recorded as goodwill and other intangible assets. These contingent payments, which are also known as “earn-outs” and “put options,” are calculated based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors. Earn-outs and put options are recorded within the financial statements as an increase to goodwill and other intangible assets once the terms and conditions of the contingent acquisition obligations have been met and the consideration is distributable or expensed as compensation based on the acquisition agreement and the terms and conditions of employment for the former owners of the acquired businesses. See the Liquidity and Capital Resources section of this report and Note 21 to the Consolidated Financial Statements for further information regarding future contingent acquisition obligations.

Restructuring Reserves
      When appropriate, we establish restructuring reserves for severance and termination costs and lease termination and other exit costs related to our restructuring programs. We have established reserves for restructuring programs initiated in 2001 and 2003. The reserves reflect our best estimates for the costs of the plans. However, actual results may differ from the estimated amounts based on, but not limited to, changes in demand for advertising services and unexpected usage of leased properties. Comparison of actual results to estimates may materially impact the amount of the restructuring charges or reversals. We will continue to monitor our restructuring reserves and may adjust the current balances based on future events. See Note 6 to the Consolidated Financial Statements for further information.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Pension and Postretirement Benefits
      We use various actuarial methods and assumptions in determining our pension and postretirement benefit costs and obligations, including the discount rate used to determine the present value of future benefits, expected long-term rate of return on plan assets and healthcare cost trend rates. The discount rate determination is one of the significant assumptions that impacts our benefit cost and recorded obligations for pension and postretirement plans. Discount rates used for our benefit plans attempt to match the duration of the underlying liability with highly rated securities that could be used to effectively settle the obligation. For example, in 2005, a 25 basis point decrease in the discount rate would have increased our net benefit cost by approximately $2.0. See Note 16 to the Consolidated Financial Statements for further information.
OTHER MATTERS

SEC Investigation
      The SEC opened a formal investigation in response to the restatement we first announced in August 2002 and, as previously disclosed, the SEC staff’s investigation has expanded to encompass our Prior Restatement. In particular, since we filed our 2004 Form 10-K, we have received subpoenas from the SEC relating to matters addressed in our Prior Restatement. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but because the investigation is ongoing, in particular with respect to the Prior Restatement, we cannot reasonably estimate either the timing of a resolution or the amount. Accordingly, we have not yet established any accounting provision relating to these matters.
RECENT ACCOUNTING STANDARDS
      See Note 22 to the Consolidated Financial Statements for a complete description of recent accounting pronouncements that have affected us or may affect us.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
(Amounts in Millions, Except Per Share Amounts)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      In the normal course of business, we are exposed to market risks related to interest rates and foreign currency rates. From time to time, we use derivatives, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. See Note 18 to the Consolidated Financial Statements.
Interest Rates
      Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As further described in Note 13 to the Consolidated Financial Statements, our principal debt obligations at December 31, 2005 consisted of our 4.50% Notes and Senior Unsecured Notes, with expiration dates ranging from 2009 to 2014.
      At December 31, 2005 and 2004, 86.0% and 81.1% of our debt obligations bore interest at fixed interest rates. Accordingly, assuming the fixed-rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. However, there would be an impact on the fair market value of the debt, as the fair market value of debt is sensitive to changes in interest rates. For 2005, the fair market value of the debt obligations would decrease by approximately $27.7 if market rates were to increase by 10% and would increase by approximately $28.0 if market rates were to decrease by 10%. For 2004, the fair market value of the debt obligations would have decreased by approximately $16.3 if market rates increased by 10% and would have increased by approximately $19.5 if market rates decreased by 10%. For that portion of the debt that bore interest at variable rates, based on outstanding amounts and rates at December 31, 2005, interest expense and cash out-flow would increase or decrease by approximately $2.1 if market rates were to increase or decrease by 10%, respectively. For that portion of the debt that bore interest at variable rates, based on outstanding amounts and rates at December 31, 2004, interest expense and cash out-flow would have increased or decreased by approximately $1.8 if market rates increased or decreased by 10%, respectively. From time to time we have used interest rate swaps to manage the mix of our fixed and floating rate debt obligations. In May 2005, we terminated all our existing long-term interest rate swap agreements, and currently have none outstanding.
Foreign Currencies
      We face translation and transaction risks related to changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of our Consolidated Balance Sheet. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. Dollar, mitigating transaction risk. Since the functional currency of our foreign operations is generally the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders’ equity and does not impact operating results. Revenues and expenses in foreign currencies translate into varying amounts of U.S. Dollars depending upon whether the U.S. Dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations and were not significant in the years ended December 31, 2005 and 2004. We have not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S ASSESSMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
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
      Management’s assessment is that our internal control over financial reporting was not effective as of December 31, 2005 because of the material weaknesses identified and described below. The material weaknesses identified by us at December 31, 2005 are grouped according to the components of the COSO framework to which they relate. These material weaknesses resulted in restatements, misstatements and audit adjustments as described below, and could result in misstatements that would be material to the annual or interim consolidated financial statements that would not be prevented or detected.
Control Environment
      1. The Company did not maintain an effective control environment. Specifically, controls were not designed and in place to ensure compliance with the Company’s policies and procedures, including those contained in the Company’s Code of Conduct. Further, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. The Company also failed to implement processes to ensure periodic monitoring of its existing internal control activities over financial reporting by placing heavy reliance on manual procedures without quality control review and other monitoring controls in place to adequately identify and assess significant risks that may impact financial statements and related disclosures. This deficiency results in a control environment that allowed instances of falsified books and records, violations of laws, regulations and the Company’s policies, misappropriation of assets and improper customer charges and dealings with vendors. This deficiency resulted in a restatement of the first three interim periods of 2005 and misstatements and audit adjustments, including the out of period adjustments, to the 2005 annual and interim consolidated financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosure that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. This deficiency has had a pervasive impact on the Company’s control environment and has contributed to the material weaknesses described below.
Control Activities
      2. The Company did not maintain effective controls over the accounting for purchase business combinations. Specifically, the Company did not have controls designed and in place to ensure the completeness, accuracy and valuation of revenue and expenses of acquired companies related to periods after the closing date of the transactions. In addition, the Company did not maintain effective controls to ensure the completeness, accuracy and valuation of assets and liabilities recorded for compensatory earn-out and put arrangements or derivatives embedded within acquisition transactions. This deficiency resulted in a restatement of the first three interim periods of 2005 and misstatements and audit adjustments, including out of period adjustments, to the 2005 annual and interim consolidated financial statements, which primarily impacted accounts receivable, net, accounts payable, minority interests in consolidated subsidiaries, goodwill, and other income. Additionally, this control deficiency could result in a misstatement of account balances or disclosure, including, but not limited to, the aforementioned accounts above that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      3. The Company did not maintain effective controls over the accuracy and presentation and disclosure of recording of revenue. Specifically, controls were not designed and in place to ensure that customer contracts were authorized, that customer contracts were analyzed to select the appropriate method of revenue recognition, and billable job costs were compared to client cost estimates to ensure that no amounts were owed to clients. In addition, controls were not designed and in place to ensure that revenue transactions were analyzed for appropriate presentation and disclosure of billable client pass-through expenses or for recognition of revenue on a gross or net basis. This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including out of period adjustments, to the 2005 annual and interim consolidated financial statements, which impacted revenue, office and general expenses, accounts receivable, net, expenditures billable to clients, accounts payable, and accrued liabilities. Additionally, this control deficiency could result in a misstatement of account balances or disclosure, including the aforementioned accounts above, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      4. The Company did not maintain effective controls to ensure that certain financial statement transactions were appropriately initiated, authorized, processed, documented and accurately recorded. This was primarily evident in the following specific areas:

i.	client contracts, and client or vendor incentives and rebates;
ii.	accounts receivable transactions, expenditures and fees billable to clients;
iii.	fixed assets purchases, disposals, depreciable lives and leases;
iv.	accounts payable and accrued liabilities;
v.	payments made for employee and executive compensation and payments for benefits;
vi.	cash and cash equivalents, wire transfers, and foreign currency transactions;
vii.	arrangements with derivative instruments;
viii.	intercompany transactions;
ix.	purchase of equity of investments in unconsolidated entities;
x.	purchase, disposal or write-off of intangible assets; and
xi.	debt and equity transactions.
This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including out of period adjustments, to the 2005 annual and interim consolidated financial statements, which impacted substantially all accounts in the consolidated financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosure, including the aforementioned accounts above, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      5. The Company did not maintain effective controls over the complete and accurate recording of leases in accordance with GAAP. Specifically, the Company did not completely evaluate and accurately account for leases with rent holidays, rent escalation clauses, leasehold improvements or asset retirement obligations associated with real estate leases. This deficiency resulted in audit adjustments to the 2005 annual and interim consolidated financial statements, which primarily impacted office and general expenses, restructuring charges, land, buildings and equipment, net, accrued liabilities and other non-current liabilities. Additionally, this control deficiency could result in a misstatement of account balances or disclosure, including the aforementioned accounts above, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

      6. The Company did not maintain effective controls over the accounting for income taxes in domestic operations and operations outside of the United States to ensure amounts are accurately accounted for in accordance with GAAP. Specifically, the Company did not have controls designed and in place to ensure that accounting personnel performed the following: recorded income tax provision between current and deferred tax accounts in the balance sheet; reconciled prior years’ income tax returns to the appropriate period income tax provision computations; timely identified income tax exposures and contingencies, including interest and penalties; and reconciled tax accounts to tax filings. This deficiency resulted in misstatements and audit adjustments, including out of period adjustments, to the 2005 annual consolidated financial statements, which impacted accrued liabilities, deferred income taxes, other non-current liabilities and the provision for income taxes. Additionally, this control deficiency could result in a misstatement of account balances or disclosure, including the aforementioned accounts above, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      7. The Company did not maintain effective controls over reporting local income tax in the local statutory accounts or local income tax returns in operations outside of the United States. Specifically, the Company did not have controls designed and in place to ensure that accounting personnel adhere to policy and procedures regarding compliance with local laws and regulations, and reconcile its accounts between GAAP and local income tax reporting. This allowed in prior periods the violation of local tax regulations and incomplete and inaccurate recording of income taxes in the Company’s consolidated financial statements. This deficiency did not result in an audit adjustment to the consolidated financial statements. However, this deficiency could result in a misstatement of account balances or disclosure, including, but not limited to, accrued liabilities, deferred income taxes, other non-current liabilities and the provision for income taxes, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      8. The Company did not maintain effective controls relating to the completeness and accuracy of local payroll and compensation related liabilities in certain operations outside of the United States. Specifically the Company did not have controls designed and in place to identify instances where local reporting regulations and payroll tax withholding requirements were not met or identification of compensation practices which were either not supportable under local law or were not fully in accordance with the Company’s policies and procedures. This allowed in prior periods improperly omitting, or instances of purposefully omitting, certain liabilities in the consolidated financial statements. This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including out of period adjustments, to the 2005 annual and interim consolidated financial statements, which impacted salaries and related expenses and accrued liabilities. Additionally, this deficiency could result in a misstatement of account balances or disclosure, including the aforementioned accounts above, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      9. The Company did not maintain effective controls over the accuracy and completeness of the processing and monitoring of intercompany transactions, including appropriate authorization for intercompany charges. Specifically, controls were not designed and in place to ensure that intercompany balances were accurately classified and completely reported in the Company’s consolidated financial statements, and intercompany confirmations were not completed timely or accurately between the Company’s agencies to ensure proper elimination as part of the consolidation process. This deficiency resulted in immaterial audit adjustments to the 2005 annual and interim consolidated financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosure that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      10. The Company did not maintain effective controls over the reconciliation of certain financial statement accounts. Specifically, controls were not designed and in place to ensure that the Company’s accounts were accurate and agreed to detailed support. This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including the out of period adjustments, to the 2005 annual and interim consolidated financial statements, which impacted substantially all accounts in the Company’s consolidated financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosure that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      11. The Company did not maintain effective control over the monitoring of financial statement accounts to value and record them in a timely, accurate and complete manner. Specifically, controls were not designed and in place to:

i.	compare revenue recorded to amounts billed to clients;
ii.	identify contracts with potential client rebates and vendor incentives;
iii.	analyze collectibility of aged accounts receivable or expenditures billable to clients;
iv.	compare billable job costs to client cost estimates;
v.	review fixed asset records for under utilized, missing or fully depreciated assets;
vi.	ensure that the underlying records support liabilities related to employee compensation, including an inventory of employee benefit plans, the calculation of pension liabilities and changes made to benefit plans which impact the Company’s compliance with certain employment and tax regulations;
vii.	review intercompany balances and transactions for appropriate classification;
viii.	review cash, foreign currency translation adjustments and other derivative transactions;
ix.	analyze accrued expenses, including restructuring charges;
x.	test tangible and intangible assets for impairments and appropriate economic lives;
xi.	review of other asset and other liability accounts, equity and revenue and expense accounts for appropriate activity or roll-forward of balances; and
xii.	analyze amounts recorded as income tax liabilities or deferred tax assets or liabilities and the related income tax provision or benefit.
      This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including out of period adjustments, to the 2005 annual and interim consolidated financial statements, which impacted substantially all accounts in the Company’s consolidated financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosure, including the aforementioned accounts above, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      12. The Company did not maintain effective controls over the period end financial reporting process. Specifically, controls were not designed and in place to ensure that (i) journal entries, both recurring and non-recurring, were reviewed and approved, (ii) timely and complete review procedures were properly performed over the accounts and disclosures in our financial statements by personnel with knowledge sufficient to reach appropriate accounting conclusions, and (iii) a reconciliation of its legal entity financial results to the financial results recorded in the consolidated financial statements was performed. This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including the out of period adjustments, to the 2005 annual and interim consolidated financial statements, which impacted substantially all accounts in the Company’s consolidated financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosure that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      13. The Company did not maintain effective controls over the safeguarding of assets. Controls were not designed and in place to segregate responsibility and authority between initiating, processing and recording of transactions which has impacted many accounts in the Company’s consolidated financial statements. This deficiency has resulted in certain improper transactions being entered into and those transactions being recorded or not recorded in the Company’s financial statements. This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including the out of period adjustments, to the 2005 annual and interim consolidated financial statements, which impacted substantially all accounts in the Company’s consolidated financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosure that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      14. The Company did not maintain effective controls over certain independent service providers. Specifically, the Company was unable to document, test, and evaluate controls at third party vendors to which the Company outsources certain payroll processing services in North America. This deficiency did not result in an adjustment to the consolidated financial statements. However, this deficiency could result in a misstatement of account balances or disclosure, including salaries and related expenses and accrued liabilities that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      15. The Company did not maintain effective controls over access to the Company’s financial applications and data as well as controls over changes to financial applications. Specifically, controls were not designed and in place to ensure that access to certain financial applications and data at certain locations were adequately restricted or changes to financial applications were documented or tested. In addition, the Company did not adequately monitor the access to financial applications and data. This deficiency has had a pervasive impact on the Company’s information technology control environment. Additionally, this deficiency could result in a misstatement of account balances or disclosure to substantially all accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      16. The Company did not maintain effective controls over spreadsheets used in the Company’s financial reporting process. Specifically, controls were not designed and in place to ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented. This deficiency did not result in material adjustments to the consolidated financial statements. However, this deficiency could result in a misstatement of account balances or disclosure to substantially all accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Information and Communication
      17. The Company did not maintain effective controls over the communication of policies and procedures. Specifically, controls were not designed and in place to ensure corporate communications, including the Company’s code of conduct, were received by personnel across the Company. This deficiency has had a pervasive impact on the Company’s control environment and has contributed to the material weaknesses described above. Additionally, this deficiency could result in a misstatement of account balances or disclosure to substantially all accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Monitoring
      18. The Company did not maintain effective controls over monitoring the performance of proper application of the Company’s internal controls over financial reporting and related policies and procedures. Specifically, controls were not designed and in place to ensure that the Company identifies and remediates control deficiencies timely. This deficiency has had a pervasive impact on the Company’s control environment and has contributed to the material weaknesses described above. Additionally, this deficiency could result in a misstatement of account balances or disclosure to substantially all accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm. Refer to PwC’s report within Item 8.
REMEDIATION OF MATERIAL WEAKNESSES IN
INTERNAL CONTROL OVER FINANCIAL REPORTING
      We continue to have extensive work remaining to remedy the material weaknesses described above. The magnitude of the work is attributable partly to our significantly decentralized structure and the number of our disparate accounting systems of varying quality and sophistication. We continue the process of developing and implementing a remediation plan to address our deficiencies and expect that this plan will extend into the 2006 fiscal year and beyond. The following list describes remedial actions that have been implemented to date or continue to be implemented across the Company’s operating units.

Continuing meetings with management of our financial and operating units to ensure their understanding of the procedures to be followed and requirements to be met prior to executing required internal management certification letters to accompany the financial statements they submit. These meetings have been occurring and will continue.

Requiring Interpublic Group Code of Conduct compliance certifications by all significant management of the Company and our agencies prior to the submission of the financial and operating units’ financial statements.

Continuing a focused effort to establish controls to deter and detect fraud with significant oversight and input by our Board of Directors and Audit Committee, including, but not limited to, ensuring proper follow-up and resolution of whistleblowers’ assertions.

Established standard global documentation and testing requirements of internal controls over financial reporting to ensure consistency in the overall evaluation of internal controls within our operating units and to enable focused future remediation efforts related to our control deficiencies.

Implementing a new enterprise-wide resource-planning software system, starting with initial implementations at select entities during the latter part of 2005 with continuing rollouts through early 2007. This implementation will allow for more transparency in the reporting of our results of operations and will also allow for numerous controls to be automated as part of the system.

Continuing the development throughout 2006 of a shared service center program to consolidate various financial transactional functions to attain efficiencies and controls surrounding these activities.

Reorganizing and restructuring our Controllers and Finance Group by hiring additional qualified personnel and revising the reporting structure. We are also continuing our assessment of the accounting and finance departments at our agencies and, in some cases, have already either replaced personnel or hired additional resources. This assessment is continuing and the remediation will continue throughout 2006 before our agencies are appropriately staffed to levels we consider appropriate.

With assistance from the Corporate Controllers Group and the Internal Control Group, we continue to conduct surprise audits of selected income statement items and balance sheet accounts at various financial and operating units to ensure accuracy of results.

Updating and continuing to enhance accounting and finance-related policies and procedures. The maintenance of policies is a constantly evolving process subject to continuous update, and in that regard, we have recently issued or in the process of updated policies with respect to revenue recognition, accounting for expenditures under real estate leases, and the processing of inter-company transactions among others.

Maintaining an ongoing program of continuing professional education for financial employees in various areas and disciplines, including revenue recognition, lease accounting, financial reporting and ethics.

Established standard global manual documentation requirements at the local reporting levels for the assessment of processing and monitoring of intercompany transactions, appropriate revenue recognition and the proper recognition of expenditures under real estate leases.

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

Engaging outside professional tax advisors to review local income tax returns of each subsidiary outside of the U.S. prior to filing in order to ensure they are filed on a timely basis and are prepared in accordance with local law and regulations.

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
      Given the presence of material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our financial reporting process includes extensive procedures we undertake so that our published financial statements are presented in accordance with GAAP, notwithstanding the material weaknesses in internal control. We have significantly expanded our year-end closing procedures. We have expanded our review of customer contracts and agreements to address revenue recognition issues. In addition, we have other procedures to monitor account analysis, specifically related to liabilities arising from vendor discounts or credits, future obligations related to prior acquisitions, internal investigations and international compensation arrangements, as well as account reconciliations. All of the above mentioned procedures have been designed so that our consolidated financial statements are presented in accordance with GAAP. As a result, management, to the best of its knowledge, believes that (i) this report does not contain any untrue statements of a material fact or omits any material fact and (ii) the consolidated financial statements and other financial information included in this report for the year ended December 31, 2005 have been prepared in conformity with GAAP and fairly present in all material respects our financial condition, results of operations and cash flows.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
 The Interpublic Group of Companies, Inc.:
We have completed an integrated audit of The Interpublic Group of Companies, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 8 to the consolidated financial statements the Company has changed the date of its annual goodwill impairment test from September 30 to October 1.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Assessment on Internal Control Over Financial Reporting appearing under Item 8, that The Interpublic Group of Companies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain: (1) an effective control environment; (2) effective controls over the accounting for purchase business combinations; (3) effective controls over the accuracy and presentation and disclosure of recording of revenue; (4) effective controls to ensure that certain financial statement transactions were appropriately initiated, authorized, processed, documented and accurately recorded; (5) effective controls over the complete and accurate recording of leases in accordance with GAAP; (6) effective controls over the accounting for income taxes in domestic operations and operations outside of the United States to ensure amounts are accurately accounted for in accordance with GAAP; (7) effective controls over reporting local income tax in the local statutory accounts or local income tax returns in operations outside of the United States; (8) effective controls relating to the completeness and accuracy of local payroll and compensation related liabilities in certain operations outside of the United States; (9) effective controls over the accuracy and completeness of the processing and monitoring of intercompany transactions, including appropriate authorization for intercompany charges; (10) effective controls over the reconciliation of certain financial statement accounts; (11) effective control over the monitoring of financial statement accounts to value and record them in a timely, accurate and complete manner; (12) effective controls over the period end financial reporting process; (13) effective controls over the safeguarding of assets; (14) effective controls over certain independent service providers; (15) effective controls over access to the Company’s financial applications and data as well as controls over changes to financial applications; (16) effective controls over spreadsheets used in the Company’s financial reporting process; (17) effective controls over the communication of policies and procedures; and (18) effective controls over monitoring the performance of proper application of the Company’s internal controls over financial reporting and related policies and procedures, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.
1. The Company did not maintain an effective control environment. Specifically, controls were not designed and in place to ensure compliance with the Company’s policies and procedures, including those contained in the Company’s Code of Conduct. Further, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. The Company also failed to implement processes to ensure periodic monitoring of its existing internal control activities over financial reporting by placing heavy reliance on manual procedures without quality control review and other monitoring controls in place to adequately identify and assess significant risks that may impact financial statements and related disclosures. This deficiency results in a control environment that allowed instances of falsified books and records, violations of laws, regulations and the Company’s policies, misappropriation of assets and improper customer charges and dealings with vendors. This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including the out of period adjustments, to the 2005 annual and interim consolidated financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosure that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. This deficiency has had a pervasive impact on the Company’s control environment and has contributed to the material weaknesses described below.
2. The Company did not maintain effective controls over the accounting for purchase business combinations. Specifically, the Company did not have controls designed and in place to ensure the completeness, accuracy and valuation of revenue and expenses of acquired companies related to periods after the closing date of the transactions. In addition, the Company did not maintain effective controls to ensure the completeness, accuracy and valuation of assets and liabilities recorded for compensatory earn-out and put arrangements or derivatives embedded within acquisition transactions. This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including out of period adjustments, to the 2005 annual and interim consolidated financial statements, which primarily impacted accounts receivable, net, accounts payable, minority interests in consolidated subsidiaries, goodwill, and other income. Additionally, this control deficiency could result in a misstatement of account balances or disclosure, including, but not limited to, the aforementioned accounts above that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
3. The Company did not maintain effective controls over the accuracy and presentation and disclosure of recording of revenue. Specifically, controls were not designed and in place to ensure that customer contracts were authorized, that customer contracts were analyzed to select the appropriate method of revenue recognition, and billable job costs were compared to client cost estimates to ensure that no amounts were owed to clients. In addition, controls were not designed and in place to ensure that revenue transactions were analyzed for appropriate presentation and disclosure of billable client pass-through expenses or for recognition of revenue on a gross or net basis. This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including out of period adjustments, to the 2005 annual and interim consolidated financial statements, which impacted revenue, office and general expenses, accounts receivable, net, expenditures billable to clients, accounts payable, and accrued liabilities. Additionally, this control deficiency could result in a misstatement of account balances or disclosure, including the aforementioned accounts above, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
4. The Company did not maintain effective controls to ensure that certain financial statement transactions were appropriately initiated, authorized, processed, documented and accurately recorded. This was primarily evident in the following specific areas:

i.	client contracts, and client or vendor incentives and rebates;
ii.	accounts receivable transactions, expenditures and fees billable to clients;
iii.	fixed assets purchases, disposals, depreciable lives and leases;
iv.	accounts payable and accrued liabilities;
v.	payments made for employee and executive compensation and payments for benefits;
vi.	cash and cash equivalents, wire transfers, and foreign currency transactions;
vii.	arrangements with derivative instruments;
viii.	intercompany transactions;
ix.	purchase of equity of investments in unconsolidated entities;
x.	purchase, disposal or write-off of intangible assets; and
xi.	debt and equity transactions.
This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including out of period adjustments, to the 2005 annual and interim consolidated financial statements, which impacted substantially all accounts in the consolidated financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosure, including the aforementioned accounts above, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
5. The Company did not maintain effective controls over the complete and accurate recording of leases in accordance with GAAP. Specifically, the Company did not completely evaluate and accurately account for leases with rent holidays, rent escalation clauses, leasehold improvements or asset retirement obligations associated with real estate leases. This deficiency resulted in audit adjustments to the 2005 annual and interim consolidated financial statements, which primarily impacted office and general expenses, restructuring charges, land, buildings and equipment, net, accrued liabilities and other non-current liabilities. Additionally, this control deficiency could result in a misstatement of account balances or disclosure, including the aforementioned accounts above, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
6. The Company did not maintain effective controls over the accounting for income taxes in domestic operations and operations outside of the United States to ensure amounts are accurately accounted for in accordance with GAAP. Specifically, the Company did not have controls designed and in place to ensure that accounting personnel performed the following: recorded income tax provision between current and deferred tax accounts in the balance sheet; reconciled prior years’ income tax returns to the appropriate period income tax provision computations; timely identified income tax exposures and contingencies, including interest and penalties; and reconciled tax accounts to tax filings. This deficiency resulted in misstatements and audit adjustments, including out of period adjustments, to the 2005 annual consolidated financial statements, which impacted accrued liabilities, deferred income taxes, other non-current liabilities and the provision for income taxes. Additionally, this control deficiency could result in a misstatement of account balances or disclosure, including the aforementioned accounts above, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
7. The Company did not maintain effective controls over reporting local income tax in the local statutory accounts or local income tax returns in operations outside of the United States. Specifically, the Company did not have controls designed and in place to ensure that accounting personnel adhere to policy and procedures regarding compliance with local laws and regulations, and reconcile its accounts between GAAP and local income tax reporting. This allowed in prior periods the violation of local tax regulations and incomplete and inaccurate recording of income taxes in the Company’s consolidated financial statements. This deficiency did not result in an audit adjustment to the consolidated financial statements. However, this deficiency could result in a misstatement of account balances or disclosure, including, but not limited to, accrued liabilities, deferred income taxes, other non-current liabilities and the provision for income taxes, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
8. The Company did not maintain effective controls relating to the completeness and accuracy of local payroll and compensation related liabilities in certain operations outside of the United States. Specifically the Company did not have controls designed and in place to identify instances where local reporting regulations and payroll tax withholding requirements were not met or identification of compensation practices which were either not supportable under local law or were not fully in accordance with the Company’s policies and procedures. This allowed in prior periods improperly omitting, or instances of purposefully omitting, certain liabilities in the consolidated financial statements. This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including out of period adjustments, to the 2005 annual and interim consolidated financial statements, which impacted salaries and related expenses and accrued liabilities. Additionally, this deficiency could result in a misstatement of account balances or disclosure, including the aforementioned accounts above, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
9. The Company did not maintain effective controls over the accuracy and completeness of the processing and monitoring of intercompany transactions, including appropriate authorization for intercompany charges.

Specifically, controls were not designed and in place to ensure that intercompany balances were accurately classified and completely reported in the Company’s consolidated financial statements, and intercompany confirmations were not completed timely or accurately between the Company’s agencies to ensure proper elimination as part of the consolidation process. This deficiency resulted in immaterial audit adjustments to the 2005 annual and interim consolidated financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosure that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
10. The Company did not maintain effective controls over the reconciliation of certain financial statement accounts. Specifically, controls were not designed and in place to ensure that the Company’s accounts were accurate and agreed to detailed support. This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including the out of period adjustments, to the 2005 annual and interim consolidated financial statements, which impacted substantially all accounts in the Company’s consolidated financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosure that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
11. The Company did not maintain effective control over the monitoring of financial statement accounts to value and record them in a timely, accurate and complete manner. Specifically, controls were not designed and in place to:

i.	compare revenue recorded to amounts billed to clients;
ii.	identify contracts with potential client rebates and vendor incentives;
iii.	analyze collectibility of aged accounts receivable or expenditures billable to clients;
iv.	compare billable job costs to client cost estimates;
v.	review fixed asset records for under utilized, missing or fully depreciated assets;
vi.	ensure that the underlying records support liabilities related to employee compensation, including an inventory of employee benefit plans, the calculation of pension liabilities and changes made to benefit plans which impact the Company’s compliance with certain employment and tax regulations;
vii.	review intercompany balances and transactions for appropriate classification;
viii.	review cash, foreign currency translation adjustments and other derivative transactions;
ix.	analyze accrued expenses, including restructuring charges;
x.	test tangible and intangible assets for impairments and appropriate economic lives;
xi.	review of other asset and other liability accounts, equity and revenue and expense accounts for appropriate activity or roll-forward of balances; and
xii.	analyze amounts recorded as income tax liabilities or deferred tax assets or liabilities and the related income tax provision or benefit.
This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including out of period adjustments, to the 2005 annual and interim consolidated financial statements, which impacted substantially all accounts in the Company’s consolidated financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosure, including the aforementioned accounts above, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
12. The Company did not maintain effective controls over the period end financial reporting process. Specifically, controls were not designed and in place to ensure that (i) journal entries, both recurring and non-recurring, were reviewed and approved, (ii) timely and complete review procedures were properly performed over the accounts and disclosures in our financial statements by personnel with knowledge sufficient to reach appropriate accounting conclusions, and (iii) a reconciliation of its legal entity financial results to the financial results recorded in the consolidated financial statements was performed. This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including the out of period adjustments, to the 2005 annual and interim consolidated financial statements, which impacted substantially all accounts in the Company’s consolidated financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosure that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
13. The Company did not maintain effective controls over the safeguarding of assets. Controls were not designed and in place to segregate responsibility and authority between initiating, processing and recording of transactions which has impacted many accounts in the Company’s consolidated financial statements. This deficiency has resulted in certain improper transactions being entered into and those transactions being recorded or not recorded in the Company’s financial statements. This deficiency resulted in a restatement of the first three interim periods of 2005, and misstatements and audit adjustments, including the out of period adjustments, to the 2005 annual and interim consolidated financial statements, which impacted substantially all accounts in the Company’s consolidated financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosure that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
14. The Company did not maintain effective controls over certain independent service providers. Specifically, the Company was unable to document, test, and evaluate controls at third party vendors to which the Company outsources certain payroll processing services in North America. This deficiency did not result in an adjustment to the consolidated financial statements. However, this deficiency could result in a misstatement of account balances or disclosure, including salaries and related expenses and accrued liabilities that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
15. The Company did not maintain effective controls over access to the Company’s financial applications and data as well as controls over changes to financial applications. Specifically, controls were not designed and in place to ensure that access to certain financial applications and data at certain locations were adequately restricted or changes to financial applications were documented or tested. In addition, the Company did not adequately monitor the access to financial applications and data. This deficiency has had a pervasive impact on the Company’s information technology control environment. Additionally, this deficiency could result in a misstatement of account balances or disclosure to substantially all accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
16. The Company did not maintain effective controls over spreadsheets used in the Company’s financial reporting process. Specifically, controls were not designed and in place to ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented. This deficiency did not result in material adjustments to the consolidated financial statements. However, this deficiency could result in a misstatement of account balances or disclosure to substantially all accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
17. The Company did not maintain effective controls over the communication of policies and procedures. Specifically, controls were not designed and in place to ensure corporate communications, including the Company’s code of conduct, were received by personnel across the Company. This deficiency has had a pervasive impact on the Company’s control environment and has contributed to the material weaknesses described above. Additionally, this deficiency could result in a misstatement of account balances or disclosure to substantially all accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
18. The Company did not maintain effective controls over monitoring the performance of proper application of the Company’s internal controls over financial reporting and related policies and procedures. Specifically, controls were not designed and in place to ensure that the Company identifies and remediates control deficiencies timely. This deficiency has had a pervasive impact on the Company’s control environment and has contributed to the material weaknesses described above. Additionally, this deficiency could result in a misstatement of account balances or disclosure to substantially all accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 22, 2006

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years Ended December 31,

	2005	2004	2003

REVENUE	$6,274.3	$6,387.0	$6,161.7

OPERATING (INCOME) EXPENSES:
Salaries and related expenses	3,999.1	3,733.0	3,501.4
Office and general expenses	2,288.1	2,250.4	2,225.3
Restructuring (reversals) charges	(7.3)	62.2	172.9
Long-lived asset impairment and other charges	98.6	322.2	294.0
Motorsports contract termination costs	—	113.6	—

Total operating (income) expenses	6,378.5	6,481.4	6,193.6

OPERATING LOSS	(104.2)	(94.4)	(31.9)

EXPENSES AND OTHER INCOME:
Interest expense	(181.9)	(172.0)	(206.6)
Debt prepayment penalty	(1.4)	(9.8)	(24.8)
Interest income	80.0	50.8	39.3
Investment impairments	(12.2)	(63.4)	(71.5)
Litigation reversals (charges)	—	32.5	(127.6)
Other income (expense)	33.1	(10.7)	50.3

Total expenses and other income	(82.4)	(172.6)	(340.9)

Loss from continuing operations before provision for income taxes	(186.6)	(267.0)	(372.8)
Provision for income taxes	81.9	262.2	242.7

Loss from continuing operations of consolidated companies	(268.5)	(529.2)	(615.5)
Income applicable to minority interests (net of tax)	(16.7)	(21.5)	(27.0)
Equity in net income of unconsolidated affiliates (net of tax)	13.3	5.8	2.4

Loss from continuing operations	(271.9)	(544.9)	(640.1)
Income from discontinued operations (net of tax)	9.0	6.5	101.0

Net loss	(262.9)	(538.4)	(539.1)
Dividends on preferred stock	26.3	19.8	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(289.2)	$(558.2)	$(539.1)

Earnings (loss) per share of common stock:
Basic and diluted:
Continuing operations	$(0.70)	$(1.36)	$(1.66)
Discontinued operations	0.02	0.02	0.26

Total	$(0.68)	$(1.34)	$(1.40)

Weighted-average shares:
Basic and diluted	424.8	415.3	385.5
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)

	December 31

	2005	2004

ASSETS:
Cash and cash equivalents	$2,075.9	$1,550.4
Marketable securities	115.6	420.0
Accounts receivable, net of allowance of $105.5 and $136.1	4,015.7	4,319.2
Expenditures billable to clients	917.6	882.9
Deferred income taxes	184.3	261.0
Prepaid expenses and other current assets	188.3	184.6

Total current assets	7,497.4	7,618.1
Land, buildings and equipment, net	650.0	722.9
Deferred income taxes	297.3	274.2
Investments	170.6	168.7
Goodwill	3,030.9	3,141.6
Other assets	299.0	328.2

Total non-current assets	4,447.8	4,635.6

TOTAL ASSETS	$11,945.2	$12,253.7

LIABILITIES:
Accounts payable	$4,245.4	$4,733.5
Accrued liabilities	2,554.3	2,485.2
Short-term debt	56.8	325.9

Total current liabilities	6,856.5	7,544.6
Long-term debt	2,183.0	1,936.0
Deferred compensation and employee benefits	592.1	590.7
Other non-current liabilities	319.0	408.9
Minority interests in consolidated subsidiaries	49.3	55.2

Total non-current liabilities	3,143.4	2,990.8

TOTAL LIABILITIES	9,999.9	10,535.4

Commitments and contingencies (Note 21)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0
Series A shares issued and outstanding: 2005 — 7.5; 2004 — 7.5	373.7	373.7
Series B shares issued and outstanding: 2005 — 0.5	525.0	—
Common stock, $0.10 par value, shares authorized: 800.0	43.0	42.5
shares issued: 2005 — 430.3; 2004 — 424.9
shares outstanding: 2005 — 429.9; 2004 — 424.5
Additional paid-in capital	2,224.1	2,208.9
Accumulated deficit	(841.1)	(578.2)
Accumulated other comprehensive loss, net of tax	(276.0)	(248.6)

	2,048.7	1,798.3
Less:
Treasury stock, at cost: 2005 — 0.4 shares; 2004 — 0.4 shares	(14.0)	(14.0)
Unamortized deferred compensation	(89.4)	(66.0)

TOTAL STOCKHOLDERS’ EQUITY	1,945.3	1,718.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,945.2	$12,253.7

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years Ended December 31,

	2005	2004	2003

	(Revised — See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(262.9)	$(538.4)	$(539.1)
Income from discontinued operations, net of tax	(9.0)	(6.5)	(101.0)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and intangible assets	168.8	185.1	216.5
Provision for bad debt	16.9	36.7	32.6
Amortization of restricted stock and other non-cash compensation	42.3	31.4	38.8
Amortization of bond discounts and deferred financing costs	9.1	22.9	35.0
Deferred income tax provision	44.6	128.2	58.1
Equity in (income) loss of unconsolidated affiliates, net of dividends	(7.4)	3.5	6.4
Income applicable to minority interests, net of tax	16.7	21.5	27.0
Restructuring charges (reversals) — non-cash	(0.1)	6.7	—
Long-lived asset impairment and other charges	98.6	322.2	294.0
Investment impairments	12.2	63.4	71.5
Litigation (reversals) charges	—	(12.5)	127.6
Gain on sales of investments	(16.3)	(5.4)	(47.9)
(Gain) loss on sales of businesses	(10.1)	18.2	0.3
Other	9.8	(6.6)	0.9
Change in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	39.6	(38.4)	385.0
Expenditures billable to clients	(54.3)	(34.4)	(136.0)
Prepaid expenses and other current assets	(6.6)	50.6	83.1
Accounts payable and accrued expenses	(152.4)	202.4	(122.1)
Other non-current assets and liabilities	40.3	14.2	77.8
Net cash used in operating activities of discontinued operations	—	—	(5.9)

Net cash provided by (used in) operating activities	(20.2)	464.8	502.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(91.7)	(175.4)	(224.6)
Capital expenditures	(140.7)	(194.0)	(159.6)
Proceeds from sales of businesses and fixed assets	61.8	30.4	26.8
Proceeds from sales of investments	70.4	43.0	128.8
Purchases of investments	(39.9)	(34.3)	(65.8)
Maturities of short-term marketable securities	690.5	1,148.4	177.0
Purchases of short-term marketable securities	(384.0)	(1,372.7)	(339.1)
Proceeds from the sale of discontinued operations, net of cash sold	—	10.0	376.7
Net cash used in investing activities of discontinued operations	—	—	(5.8)

Net cash provided by (used in) investing activities	166.4	(544.6)	(85.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term bank borrowings	(35.9)	7.0	(214.4)
Payments of long-term debt	(257.1)	(843.0)	(745.6)
Proceeds from long-term debt	252.4	602.3	801.2
Debt issuance costs and consent fees	(17.9)	(8.0)	(27.0)
Issuance of preferred stock, net of issuance costs	508.0	—	361.6
Issuance of common stock, net of issuance costs	3.2	25.6	335.3
Distributions to minority interests, net	(22.6)	(23.6)	(26.4)
Preferred stock dividends	(20.0)	(19.8)	—
Net cash used in financing activities of discontinued operations	—	—	(1.7)

Net cash provided by (used in) financing activities	410.1	(259.5)	483.0

Effect of exchange rates on cash and cash equivalents	(30.8)	17.8	18.7

Increase (decrease) in cash and cash equivalents	525.5	(321.5)	918.7
Cash and cash equivalents at beginning of year	1,550.4	1,871.9	953.2

Cash and cash equivalents at end of year	$2,075.9	$1,550.4	$1,871.9

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$180.2	$162.8	$155.6
Cash paid for income taxes, net of $34.1 and $47.3 of refunds in 2005 and 2004, respectively	$94.9	$66.2	$122.7
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(Amounts in Millions, Except Per Share Amounts)

	Years Ended December 31,

	2005	2004	2003

COMMON STOCK
Balance at beginning of year	$42.5	$41.8	$38.9
Restricted stock, net of forfeitures and amortization	0.4	0.3	—
Employee stock purchases	—	0.1	0.1
Issuance of common stock, net of fees	—	—	2.6
Issuance of shares for acquisitions	0.1	0.2	0.2
Issuance of common stock- litigation settlement	—	0.1	—

Balance at end of year	43.0	42.5	41.8

PREFERRED STOCK
Balance at beginning of year, Series A	373.7	373.7	—
Issuance of preferred stock	—	—	373.7

Balance at end of year, Series A	373.7	373.7	373.7

Balance at beginning of year, Series B	—	—	—
Issuance of preferred stock	525.0	—	—

Balance at end of year, Series B	525.0	—	—

ADDITIONAL PAID IN CAPITAL
Balance at beginning of year	2,208.9	2,076.0	1,797.8
Restricted stock, net of forfeitures and amortization	42.7	26.4	(3.9)
Employee stock purchases	1.2	7.6	9.6
Exercise of stock options, including tax benefit	2.1	7.8	1.6
Issuance of common stock, net of fees	—	—	326.9
Issuance of shares for acquisitions	12.9	33.9	(45.6)
Issuance of common stock- litigation settlement	—	72.6	—
Issuance of preferred stock	(17.4)	—	(12.1)
Preferred stock dividends	(26.3)	(19.8)	—
Other	—	4.4	1.7

Balance at end of year	2,224.1	2,208.9	2,076.0

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of year	(578.2)	(39.8)	499.3
Net loss	(262.9)	(538.4)	(539.1)

Balance at end of year	(841.1)	(578.2)	(39.8)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	(248.6)	(259.1)	(395.2)
Adjustment for minimum pension liability (net of tax of ($1.0), ($5.4) and ($0.6) in 2005, 2004 and 2003, respectively)	1.4	(47.6)	4.0
Changes in market value of securities available-for-sale, net of tax of ($7.8) in 2005	14.6	3.4	10.1
Foreign currency translation adjustment	(43.0)	51.5	122.0
Recognition of previously unrealized loss on securities available-for-sale, net of tax	(0.4)	3.2	—

Net other comprehensive loss adjustments	(27.4)	10.5	136.1

Balance at end of year	(276.0)	(248.6)	(259.1)

TREASURY STOCK
Balance at beginning of year	(14.0)	(11.3)	(119.2)
Issuance of shares for acquisitions	—	(2.7)	107.9

Balance at end of year	(14.0)	(14.0)	(11.3)

UNAMORTIZED DEFERRED COMPENSATION
Balance at beginning of year	(66.0)	(62.5)	(99.0)
Restricted stock, net of forfeitures and amortization	(23.4)	(3.5)	36.5

Balance at end of year	(89.4)	(66.0)	(62.5)

TOTAL STOCKHOLDERS’ EQUITY	$1,945.3	$1,718.3	$2,118.8

COMPREHENSIVE INCOME (LOSS)
Net loss applicable to common stockholders	$(289.2)	$(558.2)	$(539.1)
Preferred stock dividends	26.3	19.8	—
Net other comprehensive income (loss) adjustments	(27.4)	10.5	136.1

Total comprehensive loss	$(290.3)	$(527.9)	$(403.0)

NUMBER OF COMMON SHARES
Balance at beginning of year	424.9	418.4	389.3
Restricted stock, net of forfeitures and amortization	4.1	2.7	—
Employee stock purchases	0.1	0.7	0.9
Exercise of stock options, including tax benefit	0.3	0.5	—
Issuance of common stock, net of fees	—	—	25.8
Issuance of shares for acquisitions	0.9	1.8	2.4
Issuance of common stock- litigation settlement	—	0.8	—

Balance at end of year	430.3	424.9	418.4

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Millions, Except Per Share Amounts)

Note 1:	Summary of Significant Accounting Policies
Business Description
      The Interpublic Group of Companies, Inc. and subsidiaries (the “Company”, “Interpublic”, “we”, “us” or “our”) is one of the world’s largest advertising and marketing services companies, comprised of hundreds of communication agencies around the world that deliver custom marketing solutions on behalf of our clients. Our agencies cover the spectrum of marketing disciplines and specialties, from traditional services such as consumer advertising and direct marketing, to services such as experiential marketing and branded entertainment. With offices in over 100 countries and approximately 43,000 employees, our agencies work with our clients to create global and local marketing campaigns. These marketing programs seek to build brands, influence consumer behavior and sell products.
Prior Restatement
      In our 2004 Annual Report on Form 10-K, we restated our previously reported financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, and for the first three quarters of 2004 and all four quarters of 2003 (the “Prior Restatement”). The Prior Restatement also affected periods prior to 2000, which was reflected as an adjustment to opening retained earnings as of January 1, 2000. All of the financial statements and financial information contained in this Form 10-K related to the prior periods mentioned above reflect the effect of the Prior Restatement adjustments.
Principles of Consolidation
      The Consolidated Financial Statements include the accounts of the Company, most of which are wholly owned. Investments in companies in which we exercise significant influence, but not control, are accounted for using the equity method of accounting. Investments in companies in which we have less than a 20% ownership interest and do not exercise significant influence are accounted for at cost. All intercompany accounts and transactions have been eliminated in consolidation.
      In accordance with Statements of Financial Accounting Standards (“SFAS”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 along with certain revisions, we have consolidated certain entities meeting the definition of variable interest entities. The inclusion of these entities does not have a material impact on our Consolidated Balance Sheets or Statements of Operations.
Reclassifications and Revisions
      Certain classification revisions have been made to the prior period financial statements to conform to the current year presentation. These classification revisions included amounts previously recorded in current assets as accounts receivable of $537.7 to expenditures billable to clients and amounts previously recorded in current liabilities as accounts payable of $1,411.5 to accrued liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2004. The classification of these amounts was revised to more appropriately reflect the composition of the year end balances of accounts receivable as amounts billed to clients and accounts payable as amounts for which we have received invoices from vendors. These classification revisions had no impact on our results of operations or changes in our stockholders’ equity.
      During 2003, we completed the sale of NFO World Group Inc. (“NFO”), and its related activity is classified as discontinued operations for all periods presented. We have revised our 2004 and 2003 Consolidated Statements of Cash Flows to separately disclose the operating, investing and financing portions of the cash flows attributable to our discontinued operations. We had previously reported these amounts on a combined basis as a separate caption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as revenue recognition, allowances for doubtful accounts, depreciation and amortization, income taxes, restructuring reserves, valuation of tangible and intangible assets, recoverability of goodwill, business combinations, contingencies and pension and postretirement benefit obligations, among others.
Segments
      As of December 31, 2005, we have three reportable segments: Integrated Agency Network (“IAN”), Constituency Management Group (“CMG”) and Motorsports. We also report results for the Corporate group. The largest segment, IAN, is comprised of McCann WorldGroup (“McCann”), The FCB Group (“FCB”), Lowe Worldwide (“Lowe”), Draft Worldwide (“Draft”) and our leading stand-alone agencies. Our stand-alone agencies include Campbell-Ewald, Hill Holliday, Deutsch and Mullen. The second segment, CMG, is comprised of Weber Shandwick, GolinHarris, DeVries, Jack Morton, MWW Group, FutureBrand and Octagon Worldwide (“Octagon”). Our third reportable segment is comprised of our Motorsports operations, which were sold during 2004 and had immaterial residual operating results in 2005.
Revenue Recognition
      Our revenues are primarily derived from the planning and execution of advertising programs in various media and the planning and execution of other marketing and communications programs. Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the bases on which we earn commissions and fees vary significantly. Our client contracts are also becoming increasingly complex arrangements that frequently include provisions for incentive compensation and govern vendor rebates and credits. Our largest clients are multinational entities and, as such, we often provide services to these clients out of multiple offices and across various agencies. In arranging for such services to be provided, it is possible for both a global and local agreement to be initiated. Multiple agreements of this nature are reviewed by legal counsel to determine the governing terms to be followed by the offices and agencies involved.
      Revenue for our services is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) services have been performed. Depending on the terms of the client contract, fees for services performed can be primarily recognized three ways: proportional performance, straight-line (or monthly basis) or completed contract.

•	Fees are generally recognized as earned based on the proportional performance method of revenue recognition in situations where our fee is reconcilable to the actual hours incurred to service the client as detailed in a contractual staffing plan or where the fee is earned on a per hour basis, with the amount of revenue recognized in both situations limited to the amount realizable under the client contract. We believe an input based measure (the ‘hour’) is appropriate in situations where the client arrangement essentially functions as a time and out-of-pocket expense contract and the client receives the benefit of the services provided throughout the contract term.

•	Fees are recognized on a straight-line or monthly basis when service is provided essentially on a pro rata basis and the terms of the contract support monthly basis accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

•	Certain fees (such as for major marketing events) are deferred until contract completion as the final act is so significant in relation to the service transaction taken as a whole. Fees are also recognized on a completed contract basis when the terms of the contract call for the delivery of discrete projects (‘milestone’ arrangements), if any of the criteria of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, were not satisfied prior to job completion or the terms of the contract do not otherwise qualify for proportional performance or monthly basis recognition.
      Incremental direct costs incurred related to contracts where revenue is accounted for on a completed contract basis are generally expensed as incurred. There are certain exceptions made for significant contracts or for certain agencies where the majority of the contracts are project-based and systems are in place to properly capture appropriate direct costs. Commissions are generally earned on the date of the broadcast or publication. Contractual arrangements with clients may also include performance incentive provisions designed to link a portion of the revenue to our performance relative to both qualitative and quantitative goals. Performance incentives are recognized as revenue for quantitative targets when the target has been achieved and for qualitative targets when confirmation of the incentive is received from the client. Therefore, depending on the terms of the client contract, revenue is derived from diverse arrangements involving fees for services performed, commissions, performance incentive provisions and combinations of the three.
      Substantially all of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses such as production and media costs. In compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we assess whether the agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we operate broadly as an advertising agency based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses (primarily sales promotion, event, sports and entertainment marketing and corporate and brand identity services) where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue and the related costs incurred as operating expenses.
      As we provide services as part of our core operations, we generally incur incidental expenses, which, in practice, are commonly referred to as “out-of-pocket” expenses. These expenses often include expenses related to airfare, mileage, hotel stays, out of town meals and telecommunication charges. In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, we record the reimbursements received for incidental expenses as revenue.
      We receive credits from our vendors and media outlets for transactions entered into on behalf of our clients, which are passed through to our clients in accordance with contractual provisions and local law. If a pass-through is not required, then these credits are a reduction of vendor cost, and are recorded as additions to revenue. In connection with our Prior Restatement, where it was impractical to review client contracts, we used statistical methods to estimate our exposure that could arise from credits, discounts and other rebates owed to clients. If our estimate is insufficient, we may be required to recognize additional liabilities. If the initial estimate of the liability recorded is subsequently determined to be over or under provided for, the difference is recorded as an adjustment to revenue. If we are able to negotiate a favorable settlement of a recorded liability, however, the reversal of this amount is recorded in a non-operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
income account since negotiating a favorable outcome with a client is not considered a revenue generating activity. See Note 2 for further information.
Costs of Services (Salaries and Related Expenses and Office and General Expenses)
      Salaries and related expenses consist of payroll costs and related benefits associated with client service professional staff and administrative staff, including severance associated with reductions in workforce and costs incurred for freelance contractors who are utilized to support business development. Office and general expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel for client service professional staff, production costs and other direct costs that are rebilled to our clients. Office and general expenses also include expenses attributable to the support of client service professional staff, depreciation and amortization costs, rent expense, bad debt expense relating to accounts receivable, professional fees, the costs associated with the development of a shared services center and implementation costs associated with upgrading our information technology infrastructure.
Cash Equivalents and Short-Term Marketable Securities
      Cash equivalents are highly liquid investments, including certificates of deposit, government securities and time deposits with original maturities of three months or less at the time of purchase and are stated at estimated fair value, which approximates cost. Cash is maintained at high-credit quality financial institutions.
      As of December 31, 2005 and 2004, we held restricted cash of $34.2 and $32.0, respectively, included in prepaid expenses and other current assets on our Consolidated Balance Sheets. Restricted cash represents cash equivalents that are maintained on behalf of our clients and are legally restricted for a specified business purpose.
      We classify all of our short-term marketable equity securities as available-for-sale. These securities are carried at fair value with the corresponding unrealized gains and losses reported as a separate component of comprehensive loss. The cost of securities sold is determined based upon the average cost of the securities sold.
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
Expenditures Billable to Clients
      As is typical of our normal business operations, it is common for agencies to incur costs on behalf of clients, including media and production costs. These costs are applicable when providing advertising, marketing and other services to clients. Expenditures billable to clients is primarily comprised of production and media costs which have been incurred but have not yet been billed to clients, as well as internal labor and overhead amounts and other accrued receivables which have not yet been billed to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
clients. Unbilled amounts are presented in expenditures billable to clients regardless of whether they relate to fee or production/media. A provision is made for unrecoverable costs as deemed appropriate.
Investments
      Investments are accounted for on the equity basis or cost basis, including investments to fund certain deferred compensation and retirement obligations. We regularly review our equity and cost method investments to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. In the event a decline in fair value of an investment occurs, we must determine if the decline has been other than temporary. We consider our investments strategic and long-term in nature, so we must determine if the fair value decline is recoverable within a reasonable period. For investments accounted for using the equity basis or cost basis, we evaluate fair value based on specific information (valuation methodologies, estimates of appraisals, financial statements, etc.) in addition to quoted market price, if available. Factors indicative of an other than temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing with pricing that is below the cost basis of the investment. This list is not all-inclusive; we consider all known quantitative and qualitative factors in determining if an other than temporary decline in value of an investment has occurred. Our assessments of fair value represent our best estimates at the time of impairment review. See Note 10 for further information.
Land, Buildings and Equipment
      Land, buildings and equipment are stated at cost, net of accumulated depreciation. Buildings and equipment are depreciated generally using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years for furniture, equipment and computer software costs, 10 to 35 years for buildings and the shorter of the useful life of the asset (which ranges from 3 to 10 years) or the remaining lease term for leasehold improvements. The total depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $167.3, $178.3 and $204.4, respectively.
      During 2005, we revised the estimated depreciable lives from 3 to 20 years for furniture, equipment, and computer software costs, 10 to 45 years for buildings and the shorter of the useful life of the asset (which ranged from 3 to 12 years) or the remaining lease term for leasehold improvements to more accurately reflect the productive lives of these assets. The change in depreciable lives was accounted for as a change in accounting estimate on a prospective basis from July 1, 2005 and had an immaterial impact on depreciation expense for 2005.
      Certain events or changes in circumstances could cause us to conclude that the carrying value of our buildings and equipment may not be recoverable. Events or circumstances that might require impairment testing include, but are not limited to, decrease in market price, negative forecasted cash flow, or a significant adverse change in business climate of the asset. If the total estimate of the expected future undiscounted cash flows of an asset grouping over its useful life is less than its carrying value, an impairment loss is recognized in the financial statements equal to the difference between the estimated fair value and carrying value of the asset grouping.
Goodwill and Other Intangible Assets
      We account for our business combinations using the purchase accounting method. The total costs of the acquisitions are allocated to the underlying net assets, based on their respective estimated fair market values and the remainder is allocated to goodwill and other intangible assets. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible assets as the principal assets we acquire are mostly creative talent. As a result, a substantial portion of the purchase price is allocated to goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Determining the fair market value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including future cash inflows and outflows, discount rates, asset lives, and market multiples.
      We review goodwill and other intangible assets with indefinite lives not subject to amortization (e.g., customer lists, trade names and customer relationships) annually or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 16 reporting units that are either the entities at the operating segment level or one level below the operating segment level. For 2005, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we did not test certain reporting units because their 2004 fair value determination exceeded their carrying amount by a substantial margin, where no significant event occurred since the last fair value determination that would significantly change this margin and where the reporting units did not have a triggering event during 2005. The remaining reporting units were tested either as part of the 2005 annual impairment testing as their 2004 fair value did not significantly exceed their carrying value by a substantial margin or as a result of a triggering event. We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, or a significant adverse change in business climate or regulations.
      SFAS No. 142 specifies a two-step process for testing for goodwill impairment and measuring the magnitude of any impairment. The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value, including goodwill. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the impairment test is failed and the magnitude of any goodwill impairment is determined under the second step. The second step is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.
      The fair value of a reporting unit is estimated using our projections of discounted future operating cash flows (without interest) of the unit. Such projections require the use of significant estimates and assumptions as to matters such as future revenue growth, profit margins, capital expenditures, assumed tax rates and discount rates. We believe that the estimates and assumptions made are reasonable but are susceptible to change from period to period. Additionally, our strategic decisions or changes in market valuation multiples could lead to impairment charges. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material.
      For the year ended December 31, 2005, we changed the date of our annual impairment test for all goodwill and other intangible assets with indefinite lives from September 30th to October 1st. During 2005 we performed this annual impairment test on September 30th and then again on October 1st to ensure that multiples used in the reporting units tested were consistent. See Note 8 for further explanation.
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
Concentrations of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term marketable securities, accounts receivable, expenditures billable to clients, interest rate instruments and foreign exchange contracts. We invest our excess cash in investment-grade, short-term securities with financial institutions and limit the amount of credit exposure to any one counterparty. Concentrations of credit risk with accounts receivable are limited due to our large number of clients and their dispersion across different industries and geographical areas. We perform ongoing credit evaluations of our clients and maintain an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. We are exposed to credit loss in the event of nonperformance by the counterparties of the foreign currency contracts. We limit our exposure to any one financial institution and do not anticipate nonperformance by these counterparties.
Income Taxes
      The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note 11 for further explanation.
Earnings (Loss) Per Share
      In periods when we generate a loss, basic loss per share is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares and contingently issuable shares outstanding for the period. In periods when we generate income, basic Earnings Per Share (“EPS”) is calculated using the two-class method, pursuant to EITF Issue No. 03-6, Participating Securities and the Two — Class Method under SFAS Statement No. 128. The two-class method is required as our 4.50% Convertible Senior Notes and Series A Mandatory Convertible Preferred Stock (“Series A Preferred Stock”) qualify as participating securities, each having the right to receive dividends or dividend equivalents should dividends be declared on common stock. Under this method, earnings for the period (after deduction for contractual preferred stock dividends) are allocated on a pro-rata basis to the common shareholders and to the holders of participating securities based on their right to receive dividends. The weighted-average number of shares outstanding is increased to reflect the number of common shares into which the participating securities could convert.
      Diluted earnings (loss) per share reflects the potential dilution that would occur if certain contingently issuable shares were issued and if stock-based incentives and option plans (including stock options, awards of restricted stock and restricted stock units), the 4.50% Notes as described in Note 13 and the Series A Preferred Stock as discussed in Note 14 were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance of the dilution instrument, if later), and the incremental shares are included using the treasury stock or “if-converted” methods. The proceeds utilized in applying the treasury stock method consist of: (1) the amount, if any, to be paid upon exercise; (2) the amount of compensation cost attributed to future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
service not yet recognized; and (3) any tax benefits credited to paid-in-capital related to the exercise. These proceeds are then assumed to be used by us to purchase common stock at the average market price during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.
Derivative Instruments and Hedging Activities
      Derivative instruments, including those that are embedded in other contracts, are recorded at fair value in the balance sheet as either an asset or a liability. Changes in the fair value of the derivatives are recorded each period in earnings unless specific hedge accounting criteria are met. We do not enter into derivative financial instruments for speculative purposes and do not have a material portfolio of derivative financial instruments. See Note 18 for a further discussion.
Pension and Postretirement Benefits
      We have pension and postretirement benefit plans covering certain domestic and international employees. We use various actuarial methods and assumptions in determining our pension and postretirement benefit costs and obligations, including the discount rate used to determine the present value of future benefits, expected long-term rate of return on plan assets and healthcare cost trend rates. See Note 16 for a further discussion.
Stock-Based Compensation
      In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, we have accounted for our various stock-based compensation plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.
      Generally, the exercise price of stock options granted equals the market price of the underlying shares on the date of the grant and, therefore, no compensation expense is recorded. The intrinsic value of restricted stock grants and certain other stock-based compensation issued to employees and Board Members as of the date of grant is amortized to compensation expense over the vesting period. Certain stock options and restricted stock units are subject to variable accounting. See Note 22 for information regarding recent accounting standards and Note 15 for further discussion of incentive plans.
      On December 20, 2005, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved the immediate acceleration of vesting of all of our “out-of-the-money” outstanding and unvested stock options previously awarded to our employees under equity compensation plans, excluding certain specified unvested options. See Note 15 for further discussion. On January 1, 2006, we plan to implement SFAS No. 123R using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and other equity-based awards. We estimate the impact of applying the provisions of SFAS No. 123R, Share-Based Payment, will result in an incremental pre-tax expense in our Consolidated Statements of Operations of approximately $15.5 from 2006 through 2011 based on the outstanding options as of December 31, 2005. See Note 22 for further discussion.
      If compensation expense for our stock option plans and Employee Stock Purchase Plan (“ESPP”) had been determined based on the fair value at the grant dates as defined by SFAS No. 123 and amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Amendment of FASB No. 123, our pro forma net loss applicable to common stockholders and loss per share would have been as follows:

	For the Years Ended December 31,

	2005	2004	2003

As reported, net loss	$(262.9)	$(538.4)	$(539.1)
Dividends on preferred stock	(26.3)	(19.8)	—

Net loss applicable to common stockholders	(289.2)	(558.2)	(539.1)
Add:
Stock-based employee compensation expense included in net loss applicable to common stockholders, net of tax	30.2	22.5	22.9
Less:
Total fair value of stock-based employee compensation expense, net of tax	(62.6)	(51.3)	(57.6)

Pro forma net loss applicable to common stockholders	$(321.6)	$(587.0)	$(573.8)

Loss per share
Basic and diluted loss per share*
As reported	$(0.68)	$(1.34)	$(1.40)
Pro forma	$(0.76)	$(1.41)	$(1.49)

*	Diluted loss per share is equal to basic loss per share for the years ended December 31, 2005, 2004 and 2003 due to the anti-dilutive impact of our stock options, restricted stock and convertible securities as a result of the net loss applicable to common stockholders in all related periods.
      For purposes of this pro forma information, the weighted-average fair value of the 15% discount received by employees on the date that stock was purchased under the ESPP was $1.97, $2.03 and $1.88 per share in 2005, 2004 and 2003, respectively, and is included in the total fair value of stock-based employee compensation expense. No stock was purchased under the ESPP during the second quarter of 2005. The ESPP expired effective June 30, 2005 and shares are no longer available for issuance under the ESPP.
      We use the Black-Scholes option-pricing model which requires the input of subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value of options granted and our pro forma results of operations could be materially impacted. In light of recent guidance in SAB No. 107, Share-Based Payment, we re-evaluated the assumptions used to estimate the value of stock options granted in the third quarter of 2005. The following assumptions have been modified:
      Expected Volatility: We determined that implied volatility of publicly traded options in our common stock is expected to be more reflective of market conditions and, therefore, can be a reasonable indicator of expected volatility of our common stock, rather than based only on historical volatility of common stock. Therefore, we revised the expected volatility factor used to estimate the fair value of stock options awarded during the third quarter of 2005 to be based on a blend of historical volatility of our common stock and implied volatility of our tradable forward put and call options to purchase and sell shares of our common stock. Prior to the third quarter of 2005, we estimated future volatility based on historical volatility of our common stock over the most recent period commensurate with the estimated expected lives of our stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Expected Option Lives: In the third quarter of 2005, we revised our estimate of expected lives based on our review of historical patterns for exercises of stock options. We took the average of (1) an assumption that all outstanding options are exercised upon achieving their full vesting date and (2) an assumption that all outstanding options will be exercised at the midpoint between the current date (i.e., the date awards have ratably vested through) and their full contractual term. In determining the estimate, we considered several factors, including the historical option exercise behavior of our employees and the terms and vesting periods of the options granted.
      The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended December 31,

	2005	2004	2003

Expected option lives	6 years	6 years	6 years
Risk free interest rate	4.0%	4.0%	3.3%
Expected volatility	41.0%	44.7%	43.9%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average option grant price	$12.39	$14.19	$10.59
Weighted-average fair value of options granted	$5.62	$6.91	$4.96

Note 2:	Liabilities Relating to our Prior Restatement
      As described in Note 1, during our Prior Restatement, we conducted an extensive examination of financial information and significant transactions and recorded expense and liabilities related to Vendor Discounts or Credits, Internal Investigations, and International Compensation Arrangements.
      A summary of the remaining liabilities related to these matters is as follows:

	Balance as of 12/31/05	Balance as of 12/31/04

Vendor Discounts or Credits*	$284.8	$283.9
Internal Investigations* (includes asset reserves)	24.7	61.7
International Compensation Arrangements	36.2	40.3

Total	$345.7	$385.9

*	$37.5 of vendor credits disclosed within Internal Investigations as of December 31, 2004 has been reclassified to Vendor Discounts or Credits for current year presentation.

Vendor Discounts or Credits
      We receive credits from our vendors and media outlets for the acquisition of goods and services that are entered into on behalf of our clients. The expenses include the purchase of various forms of media, including television, radio, and print advertising space, or production costs, such as the creation of advertising campaigns, commercials, and print advertisements. Revenues in the advertising and communicative services business are frequently recorded net of third party costs as the business is primarily an agent for its clients. Since these costs are billed to clients, there are times when vendor credits or price differences can affect the net revenue recorded by the agency. These third party discounts, rebates, or price differences are frequently referred to as credits.
      Our contracts are typically “fixed-fee” arrangements or “cost-based” arrangements. In “fixed-fee” arrangements, the amount we charge our clients is comprised of a fee for our services. The fee we earn, however, is not affected by the level of expenses incurred. Therefore, any rebates or credits received in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
servicing these accounts do not create a liability to the client. In “cost-based” arrangements, we earn a percentage commission or flat fee based on or incremental to the expenses incurred. In these cases, rebates or credits received may accrue to the benefit of our clients and create a liability payable to the client. The interpretation of cost language included in our contracts can vary across international and domestic markets in which we operate and can affect whether or not we have a liability to the client.
      The terms of agreements with our clients are significantly impacted by the following: 1) the types of vendor credits obtained (rebates, discounts, media and production credits); 2) differing contract types with clients (fixed fee vs. cost-based arrangements); 3) varying industry practices and laws in the regions of the world in which we operate; 4) determining which contract (global, regional or local) governs our relationships with clients; and 5) unique contract provisions in specific contracts.
      Prior to filing our 2004 Annual Report, we performed an extensive examination of our client contracts and arrangements and considered local law in the international jurisdictions where we conduct business to determine the impact of improperly recognizing these vendor credits as additional revenue instead of recognizing a liability to our clients. We identified areas where there were differences in prices billed to customers and prices received from vendors. All differences associated with cost-based contracts not already passed back to customers were established as liabilities.
      Following the filing of the 2004 10-K in September of 2005, we began contacting clients to notify them of these liabilities and to negotiate an appropriate settlement. During this process the additional following information came to our attention.

•	Additional global or regional master contracts, with contractual terms that required us to rebate vendor discounts or credits, took precedence over local contracts that did not require us to rebate vendor discounts or credits.

•	Certain misinterpretation of contractual terms and or applicable local law in our Prior Restatement led us to re-examine our agencies’ legal assessment process. As a result, our legal department coordinated the engagement of local counsel in order to provide definitive guidance regarding specific local laws, existing legal precedent and historical, as well as, ongoing legal market practices. This legal guidance required additional adjustments to be made to the liabilities established in the Prior Restatement.

•	The liability recorded during our Prior Restatement in some instances either covered too many years or did not cover enough years as required by the statute of limitations, based on the contract we determined ultimately governed. We adjusted our liabilities for all years required under the statute of limitations in the appropriate jurisdiction.

•	In connection with our Prior Restatement, we estimated certain amounts of our exposures. We have determined that in certain instances our initial estimate of the liability recorded required adjustment. Additionally, certain entries originally recorded as estimates have been revised based on actual data retrieved from agency books and records.

•	We performed a detailed review of situations in which billings from vendors and billings to our clients were different. An appropriate adjustment was recorded for any known scenarios where such information was fully reconciled and the difference was not related to a cost-based contract.

•	For certain liabilities where the statute of limitations has lapsed, we appropriately released such liabilities, unless the liabilities were associated with customers with whom we are in the process of settling or we intend to settle such liabilities.
      We have included a table that depicts the beginning balance, the additional liabilities recorded and the adjustment reducing these liabilities. While we had changes to our original reserve positions,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
the net impact of adjustments, excluding fluctuations related to payments and foreign currency and other was an increase to the liability balance of $22.9, and that was primarily attributable to the out of period adjustments discussed below.

	Balance as of	Liability	Additional			Balance as of
	12/31/04	Reversals	Liabilities	Payments	Other	12/31/05

Vendor Discounts or Credits	$283.9	(76.5)	99.4	(11.6)	(10.4)	$284.8

Internal Investigations
      In our Prior Restatement review, we noted instances of possible employee misconduct. As a result, through December 31, 2004, we recorded adjustments with a cumulative impact on income of $114.8. Of this amount, $61.7 related to liabilities and asset reserves, $15.6 to asset write-offs, and $37.5 related to Vendor Discounts or Credits as of December 31, 2004. These adjustments were recorded to correct certain unintentional errors in our accounting that were discovered as a result of investigations and primarily related to agencies outside the United States. However, certain of these investigations revealed deliberate falsification of accounting records, evasion of taxes in jurisdictions outside the United States, inappropriate charges to clients, diversion of corporate assets, non-compliance with local laws and regulations, and other improprieties. These errors were not prevented or detected earlier because of material weaknesses in our control environment and decentralized operating structure. We recorded liabilities related to these matters, for business locations under investigation in our Prior Restatement review, which represented management’s best estimate of probable exposure based on the facts available at that time.
      The law firm of Dewey Ballantine LLP was retained to advise the Audit Committee of the Board of Directors regarding the discharge of its obligations. Through the filing of this document, Dewey Ballantine has reviewed all internal investigations cases that were included in our Prior Restatement and continues to oversee our related remediation plans. Dewey Ballantine retained a forensic accounting firm to assist with its review.
      During 2005, we recorded a net decrease in our liabilities for Internal Investigations of $37.0. The decrease is primarily due to write-off of assets reserves, the recognition of deferred revenue, and payment of taxes, penalties and interest. We also divested certain agencies in Greece, Spain, Azerbaijan, Ukraine, Uzbekistan, Bulgaria and Kazakhstan. We have increased our reserves related to additional VAT and payroll related taxes.
Below is an update of our significant cases.
      At our McCann and FCB agencies in Turkey we recorded adjustments related to the retention of vendor discounts that should have been remitted to clients, the improper valuation of a previously acquired business and over-billing clients for payments to vendors and evasion of local taxes. In 2005, the investigation has concluded and we have taken the appropriate personnel actions, including the termination of local senior management. As of December 31, 2005 and 2004, the remaining liabilities were $12.6 and $19.8, respectively.
      At Media First in New York City we recorded adjustments related primarily to inadequate recordkeeping and the payment of certain employee salaries through accounts payable, without appropriate tax withholdings, resulting in increased earn-out payments. In 2005, we recorded asset write-offs and have taken the appropriate personnel actions, including the termination of local senior management. As of December 31, 2005 and 2004, the remaining liabilities and asset reserves were $1.2 and $10.8, respectively.
      At our FCB agency in Spain we recorded adjustments related to the use of companies that were formed to account for the production and media volume discounts received from production suppliers on a separate set of books and records, to prevent the detection of discounts and rebates in the event of a client

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
audit. In addition, compensation was paid to an agency executive’s personal service company out of these companies without proper withholding for income taxes. In 2005, we have divested our interest in a component of FCB Spain and signed an affiliation agreement with the management, with an appropriate control structure to assure future business is properly conducted. As of December 31, 2005 and 2004, the remaining liabilities and asset reserves were $0 and $9.8, respectively.
      At five McCann agencies in Azerbaijan, Ukraine, Uzbekistan, Bulgaria and Kazakhstan we recorded adjustments related to the failure to record and pay compensation-related taxes, value added taxes and corporate income taxes, and inadequate record keeping. In 2005, we have sold these entities and signed affiliation agreements with Azerbaijan, Uzbekistan, Bulgaria and Kazakhstan and intend to sign an affiliation agreement with Ukraine agency management. There will be an appropriate control structure to assure business is properly conducted. As of December 31, 2005 and 2004, the remaining liabilities and asset reserves were $6.2 and $8.7, respectively.
      In addition, we also conducted other investigations in our Prior Restatement review for errors found that were similar in nature to those described above. In the aggregate, for these other investigations, we recorded $4.7 and $12.6 in liabilities as of December 31, 2005 and 2004, respectively.

International Compensation Arrangements
      In our Prior Restatement review, we performed an extensive examination of employee compensation practices across our organization. While most practices were found to be acceptable, we identified some practices in certain jurisdictions that required additional review. In certain jurisdictions in which we operate, particularly in Europe and Latin America, it is common for individuals to establish a personal service company (“PSC”), in which case the hiring company will normally contract directly with the PSC for the services of the individual. We reviewed every situation where one of our agencies had contracted with a PSC and determined that in a number of instances, the use of a PSC was determined not to be supportable. We also identified other arrangements or practices in certain jurisdictions, such as payment of personal expenses outside the normal payroll mechanism, split salary payments, equity grants and retirement payments, and independent contractors/employees that led to an avoidance of paying certain taxes as well as not reporting compensation to local authorities.
      For these issues, liabilities represented our best estimate of expected payments to various governmental organizations in the jurisdictions involved. These amounts were estimates as of such date of our liabilities that we believed were sufficient to cover the obligations that we may have had to various authorities. As a result of the disclosures that were made in our 2004 Annual Report, we anticipate that the authorities in certain jurisdictions may undertake reviews to determine whether any of the activities disclosed violated local laws and regulations. This may lead to further investigations and the levy of additional assessments including possible fines and penalties. While we intend to defend against any assessment that we determine to be unfounded, nevertheless we could receive assessments which may be substantial. However, it cannot be determined at this time whether such investigations would be commenced or, if they are, what the outcome will be with any reasonable certainty.
      During 2005, we recorded a net decrease in our liabilities for International Compensation Arrangements of $4.1. The decrease is comprised of reductions in our liabilities due to the expiration of one year under the statutes of limitations, changes in management’s estimates and the favorable outcome of audits in certain jurisdictions. The decrease is net of increases to our accruals due to additional liabilities incurred in 2005 through the continued use of a PSC or other such arrangements which we are in the process of terminating, as well as interest on amounts not yet settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Note 3:	Out of Period Adjustments
      In the fourth quarter, we identified certain vendor discounts and credits, tax, and other miscellaneous adjustments in which our previously reported financial statements were in error or did not conform to GAAP. Because these changes are not material to our financial statements for the periods prior to 2005, or to 2005 as a whole, we have recorded them in the fourth quarter of 2005.
      The errors in our previously reported financial information, and the failure to prevent them or detect them in our financial reporting process, were largely attributable to weak internal controls. We concluded that our control environment has not progressed sufficiently to serve as an effective foundation for all other components of internal control. See Management’s Assessment on Internal Control Over Financial Reporting.
      The following tables summarize the impact to the fourth quarter of 2005 of amounts recorded in the fourth quarter of 2005 which relate to reported revenue, operating income (loss), income (loss) from continuing operations before provision for income taxes, loss from continuing operations and loss per share.

Impact of
Adjustments
on Revenue

For the Three
Months Ended
December 31,
2005

Revenue	$1,895.7
Impact of adjustments:
Vendor Discounts or Credits	21.2
Other adjustments	(3.9)

Total net adjustments	17.3

$1,913.0

Impact of
Adjustments on
Operating Income

For the Three
Months Ended
December 31,
2005

Operating income	$57.6
Impact of adjustments:
Vendor Discounts or Credits	23.2
Other adjustments	(1.6)

Total net adjustments	21.6

$79.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Impact of
Adjustments on
Income from
Continuing
Operations Before
Provision for
Income Taxes

For the Three
Months Ended
December 31,
2005

Income from continuing operations before provision for income taxes	$44.6
Impact of adjustments:
Vendor Discounts or Credits	22.9
Other adjustments	(2.2)

Total net adjustments	20.7

$65.3

Impact of
Adjustments on
Loss from
Continuing
Operations and
Loss per Share

For the Three
Months Ended
December 31,
2005

Loss from continuing operations	$(31.9)
Impact of adjustments:
Vendor Discounts or Credits	22.9
Other adjustments	(2.2)

Total adjustments (pre-tax)	20.7
Tax adjustments	19.5
Equity in net income of unconsolidated affiliates	3.9

Total net adjustments	(2.7)

$(34.6)

Loss per share of common stock — basic and diluted:
Loss per share	$(0.10)
Effect of adjustments	(0.01)

(0.11)

Weighted-average shares	425.5
      The impact to 2004, 2003 and prior periods related to out of period amounts recorded in the fourth quarter of 2005 was immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Description of Out of Period Adjustments:

Vendor Discounts or Credits:
      We performed extensive procedures as a result of the initiation of settlement discussions with clients. The procedures broadly considered global or regional contracts, review of key changes in legal interpretations, review of statutes of limitations, estimated exposures and vendor price differences related to cost-based contracts. As a result of these additional procedures, adjustments were recorded to our previously established liabilities.

Other Adjustments
      We have identified other items which do not conform to GAAP and recorded adjustments to our 2005 Consolidated Financial Statements which relate to previously reported periods. The most significant include accounting related to the capitalization of software costs, acquisition related costs and international compensation arrangements.

Tax Adjustments
      We recorded adjustments to correct the Accrued and Deferred income taxes for items primarily related to the computation of income tax benefits on the 2004 Long-lived Asset Impairment Charges, the establishment of certain valuation allowances, the accounting for certain international tax structures and the computation of interest accruals on certain non-US income tax contingencies. The impact of amounts recorded in the fourth quarter of 2005 was $8.7 of tax benefit.
      We also recorded the tax impact of the out of period adjustments described above, where applicable, based on the local statutory tax rate in the jurisdiction of the entity recording the adjustment. The impact of amounts recorded in the fourth quarter of 2005 was $10.8 of tax benefit.

Note 4:	Loss Per Share
      The following table sets forth the computation of basic and diluted loss per common share for net loss available to common stockholders:

	For the Years Ended December 31,

	2005	2004	2003

Basic and Diluted
Loss from continuing operations	$(271.9)	$(544.9)	$(640.1)
Less: preferred stock dividends	26.3	19.8	—

	(298.2)	(564.7)	(640.1)
Income from discontinued operations, net of taxes of ($9.0), $3.5 and $18.5, respectively	9.0	6.5	101.0

Net loss applicable to common stockholders	$(289.2)	$(558.2)	$(539.1)

Weighted-average number of common shares outstanding — basic and diluted	424.8	415.3	385.5
Loss per share from continuing operations	$(0.70)	$(1.36)	$(1.66)
Earnings per share from discontinued operations	0.02	0.02	0.26

Loss per share — basic and diluted	$(0.68)	$(1.34)	$(1.40)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Basic and diluted shares outstanding and loss per share are equal for the years ended December 31, 2005, 2004 and 2003 due to the anti-dilutive impact of our stock options, restricted stock and convertible securities as a result of the net loss applicable to common stockholders in all related periods. The following table presents the weighted-average number of incremental anti-dilutive shares excluded from the computations of diluted loss per share for the years ended December 31, 2005, 2004 and 2003:

	December 31,

	2005	2004	2003

Stock Options, Non-vested Restricted Stock
Awards and Restricted Stock Units	4.8	4.0	4.1
Contingently Issuable Shares	—	1.2	—
1.80% Convertible Notes	—	0.4	6.7
1.87% Convertible Notes	—	6.1	6.4
4.50% Convertible Notes	64.4	64.4	51.5
Series A Mandatory Convertible Preferred Stock	27.7	26.3	0.8
Series B Cumulative Convertible Perpetual Preferred Stock	7.3	—	—

Total	104.2	102.4	69.5

      Our Series B Cumulative Convertible Perpetual Preferred Stock was issued on October 24, 2005. Had these convertible securities been outstanding for the full year, 38.4 of incremental shares would be excluded from the computation of diluted loss per share for the year ended December 31, 2005.
      In September 2004, the EITF reached a consensus on the guidance provided by EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The guidance requires that the share impact of contingently convertible instruments (including debt securities) with a market price conversion trigger be included in diluted EPS computations (if dilutive), regardless of whether the market price conversion trigger (or other contingent feature) has been met. We implemented the requirements of EITF Issue No. 04-8 for the quarter and fiscal year ended December 31, 2004. The adoption of EITF Issue No. 04-8 requires that we include approximately 64.4 shares in our calculation of diluted EPS to reflect the assumed conversion of our 4.50% Notes in periods when dilutive. The adoption of this pronouncement had no impact on the calculation of earnings per share for any period presented, due to the anti-dilutive impact of the convertible instruments.
      We adopted EITF Issue No. 03-6, Participating Securities and the Two — Class Method Under FASB Statement No. 128, during the quarter ended June 30, 2004. The adoption of this pronouncement had no impact on the calculation of earnings per share for any period presented, as the holders of our 4.50% Notes and Series A Preferred Stock, which are participating securities, do not participate in our net loss.

Note 5:	Acquisitions and Dispositions

Acquisitions
      The majority of our acquisitions include an initial payment at the time of closing and provide for additional contingent purchase price payments over a specified time. The initial purchase price of an acquisition is allocated to identifiable assets acquired and liabilities assumed based on estimated fair values with any excess being recorded as goodwill and other intangible assets. These contingent payments, which are also known as “earn-outs” and “put options,” are calculated based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors. Earn-outs and put options are recorded within the financial statements as an increase to goodwill and other intangible assets once the terms and conditions of the contingent acquisition obligations have been met and the consideration is distributable or expensed as compensation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
based on the acquisition agreement and the terms and conditions of employment for the former owners of the acquired businesses.
      Cash paid and stock issued for prior acquisitions are comprised of: (i) contingent payments as described above; (ii) further investments in companies in which we already have an ownership interest; and (iii) other payments related to loan notes and guaranteed deferred payments that have been previously recognized on the balance sheet.
      We did not complete any acquisitions during 2005. We completed two acquisitions during 2004 and two during 2003, none of which were significant on an individual basis. The results of operations of these acquired companies were included in our consolidated results from the date of close of the transaction. We did, however, make stock payments related to acquisitions initiated in prior years of $12.9, $23.8 and $56.2 during 2005, 2004 and 2003, respectively. Details of cash paid for new and prior acquisitions are as follows:

	For the Years Ended
	December 31,

	2005	2004	2003

Cash paid for current year acquisitions	$—	$14.6	$4.0
Cash paid for prior acquisitions:
Cost of Investment	91.7	141.6	216.9
Compensation Expense — Related Payments	5.3	20.1	4.3
Less: cash acquired	—	(0.9)	(0.6)

Net cash paid for acquisitions	$97.0	$175.4	$224.6

      The following table includes the cash paid and stock issued for prior acquisitions that were primarily recorded as an increase to goodwill and other intangibles in 2005 relating to companies acquired during prior periods:

	Year of Original Acquisition						Total Paid
							During
	1999 and Prior	2000	2001	2002	2003	2004	2005

Cash payments for prior acquisitions	$40.1	$26.1	$26.8	$1.9	$0.4	$1.7	$97.0
Stock issued for prior acquisitions	0.8	12.1	—	—	—	—	12.9

Total consideration	$40.9	$38.2	$26.8	$1.9	$0.4	$1.7	$109.9

Dispositions
      During 2005 we completed the sale of twenty-seven businesses at our IAN segment and two businesses at our CMG segment, which comprised approximately $31.0 of revenue. The results of operations as well as the gain or loss on sale of each of these agencies were not material to the Consolidated Financial Statements in any of the periods presented.
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
      On July 1, 2004, the British Racing Drivers Club (“BRDC”) agreed to vary the terms of the lease agreement relating to the Silverstone race track and we entered into a series of agreements regarding the potential termination of our remaining Motorsports obligations in the UK. These agreements gave us the right to terminate our lease obligations at the Silverstone race track and related agreements, which we exercised on November 1, 2004. In connection with these agreements, we paid the BRDC approximately $49.0 in three installments. The first installment of approximately $24.5 was paid on July 1, 2004, the second installment of approximately $16.0 was paid on September 30, 2004, and the third installment of approximately $8.5 was paid on October 7, 2004. As a result of these agreements, we recorded a pre-tax charge in the third quarter of 2004 of $33.6 in Motorsports contract termination costs. This charge is net of existing reserves of $9.9. The payments also include $5.5 in office and general expenses reflecting the amount of lease expense associated with our continued use of the leased property through the third and fourth quarters of 2004. We have exited this business and do not anticipate any additional material charges. Motorsports charges consist of the following:

	For the Years
	Ended
	December 31,

	2004	2003

Long-lived asset impairment and other charges	$3.0	$63.8
Motorsports contract termination costs	113.6	—

Total	$116.6	$63.8

      NFO — On July 10, 2003, we completed the sale of NFO, our research unit, to Taylor Nelson Sofres plc (“TNS”) for $415.6 in cash ($376.7 net of cash sold and expenses) and approximately 11.7 shares of TNS stock that were sold in December 2003 for net proceeds of approximately $42.0. As a result of this sale, we recognized a pre-tax gain of $99.1 ($89.1, net of tax) in the third quarter of 2003 after certain post closing adjustments. The TNS shares sold resulted in a pre-tax gain of $13.3 recorded in Other income (expense) in the Consolidated Statements of Operations. In July 2004, we received $10.0 from TNS as a final payment with respect to the sale of NFO, which resulted in a $6.5 gain, net of tax. We established reserves for certain income tax contingencies with respect to the determination of our investment in NFO for income tax purposes at the time of the disposition of NFO. During the fourth quarter of 2005, these reserves of $9.0 were reversed, as the related income tax contingencies are no longer considered probable. The results of NFO are classified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, and, accordingly, the results of operations and cash flows have been removed from our results of continuing operations and cash flows for prior periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Income from discontinued operations consists of the following:

	For the Years Ended
	December 31,

	2005	2004	2003

Revenue	$—	$—	$250.1

Pre-tax income from discontinued operations	$—	$—	$20.4
Tax expense	—	—	(8.5)

Net income	—	—	11.9
Gain on sale, net of taxes of ($9.0), $3.5 and $10.0, respectively	9.0	6.5	89.1

Income from discontinued operations	$9.0	$6.5	$101.0

Note 6:	Restructuring (Reversals) Charges
      During 2005, 2004 and 2003, we recorded net (reversals) and charges related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of ($7.3), $62.2 and $172.9, respectively, which included the impact of adjustments resulting from changes in management’s estimates as described below. The 2003 program was initiated in response to softness in demand for advertising and marketing services. The 2001 program was initiated following the acquisition of True North Communications Inc. and was designed to integrate the acquisition and improve productivity. Total inception to date net charges for the 2003 and 2001 programs were $224.2 and $641.0, respectively. The 2003 and 2001 restructuring programs focused on decreasing our overall cost structure mainly through total reductions in head count of approximately 10,300 employees and through downsizing or closing approximately 280 non-strategic or excess office locations. As of December 31, 2005, substantially all activities under the 2003 and 2001 programs were completed. A summary of the net (reversals) and charges by segment is as follows:

	Lease Termination and				Severance and
	Other Exit Costs				Termination Costs

	2003	2001		2003	2001
	Program	Program	Total	Program	Program	Total	Total

2005 Net (Reversals) Charges
IAN	$(6.3)	$(0.3)	$(6.6)	$(0.4)	$—	$(0.4)	$(7.0)
CMG	1.1	0.2	1.3	(0.7)	—	(0.7)	0.6
Corporate	(0.2)	(0.4)	(0.6)	(0.3)	—	(0.3)	(0.9)

Total	$(5.4)	$(0.5)	$(5.9)	$(1.4)	$—	$(1.4)	$(7.3)

2004 Net (Reversals) Charges
IAN	$40.3	$(7.3)	$33.0	$14.1	$(4.3)	$9.8	$42.8
CMG	8.1	4.0	12.1	5.1	(0.7)	4.4	16.5
Corporate	3.7	(1.0)	2.7	0.3	(0.1)	0.2	2.9

Total	$52.1	$(4.3)	$47.8	$19.5	$(5.1)	$14.4	$62.2

2003 Net (Reversals) Charges
IAN	$23.1	$8.8	$31.9	$106.6	$(0.1)	$106.5	$138.4
CMG	12.7	6.1	18.8	15.7	—	15.7	34.5
Motorsports	—	—	—	0.4	—	0.4	0.4
Corporate	(2.2)	(1.3)	(3.5)	3.1	—	3.1	(0.4)

Total	$33.6	$13.6	$47.2	$125.8	$(0.1)	$125.7	$172.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Lease termination and other exit costs

2003 Program
      Net (reversals) and charges related to lease termination and other exit costs of ($5.4), $52.1 and $33.6 recorded for 2005, 2004, and 2003, respectively, were comprised of charges of $2.0, $67.8 and $41.6 offset by adjustments to management’s estimates of $7.4, $15.7 and $8.0, respectively. The discount related to lease terminations is being amortized over the expected remaining term of the related lease and is the primary amount included as charges for 2005. Additionally, charges were recorded for the vacating of 43 and 55 offices in 2004 and 2003, respectively, located primarily in the U.S. and Europe. Charges were recorded at net present value and were net of estimated sublease rental income. Given the remaining life of the vacated leased properties, cash payments are expected to be made through 2015. In addition to amounts recorded as restructuring charges, we recorded charges of $11.1 and $16.5 during 2004 and 2003, respectively, related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses in the Consolidated Statements of Operations.

2001 Program
      Net (reversals) and charges related to lease termination and other exit costs of ($0.5), ($4.3) and $13.6, recorded for 2005, 2004 and 2003, respectively, resulted exclusively from the impact of adjustments to management’s estimates. The 2001 program resulted in approximately 180 offices being vacated worldwide. Given the remaining life of the vacated properties, cash payments are expected to be made through 2024.

Adjustments to Estimates
      Lease termination and other exit costs for the 2003 and 2001 restructuring programs included the net impact of adjustments for changes in management’s estimates to decrease the restructuring reserves by $7.9 and $20.0 in 2005 and 2004, respectively, and increase the reserve by $5.6 in 2003. The significant factors that caused the adjustments to management’s estimates were our negotiation of terms upon the exit of leased properties, changes in sublease rental income, revised valuations and utilization of previously vacated properties by certain of our agencies due to improved economic conditions in certain markets, all of which occurred during the period recorded.

Severance and termination costs

2003 Program
      Net reversals related to severance and termination costs of ($1.4) for 2005, resulted from the impact of adjustments to management’s estimates. Net charges of $19.5 recorded for 2004 were comprised of charges of $26.4, partially offset by adjustments to management’s estimates of $6.9. For 2003, net charges of $125.8 were comprised of charges of $133.7 partially offset by adjustments of $7.9. These charges related to a worldwide workforce reduction of approximately 400 employees in 2004 and 2,900 in 2003. The restructuring program affected employee groups across all levels and functions, including executive, regional and account management and administrative, creative and media production personnel. The majority of the severance charges related to the U.S. and Europe, with the remainder in Asia and Latin America.

2001 Program
      Net reversals related to severance and termination costs of ($5.1) and ($0.1) recorded for 2004 and 2003, respectively, resulted from the impact of adjustments to management’s estimates. The 2001 program related to a worldwide reduction of approximately 7,000 employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Adjustments to Estimates
      Severance and termination costs associated with the 2003 and 2001 restructuring programs included the net impact of adjustments for changes in management’s estimates to decrease the restructuring reserves by $1.4, $12.0 and $8.0 in 2005, 2004 and 2003, respectively. The significant factors that caused the adjustments to management’s estimates were the decrease in the number of terminated employees, change in amounts paid to terminated employees and change in estimates of taxes and restricted stock payments related to terminated employees, all of which occurred during the period recorded.
      A summary of the remaining liability for the 2003 and 2001 restructuring programs is as follows:

	Liability at			Estimate		Liability at
	12/31/04	Charges	Payments	Adjustments	Other(1)	12/31/05

2003 Program
Lease termination and other exit costs	$51.0	$2.0	$(19.9)	$(7.4)	$(2.1)	$23.6
Severance and termination costs	7.2	—	(3.0)	(1.4)	(0.4)	2.4

Total	$58.2	$2.0	$(22.9)	$(8.8)	$(2.5)	$26.0

2001 Program
Lease termination and other exit costs	$37.2	$—	$(14.3)	$(0.5)	$0.1	$22.5
Severance and termination costs	1.6	—	(1.1)	—	—	0.5

Total	$38.8	$—	$(15.4)	$(0.5)	$0.1	$23.0

Total Restructuring	$97.0	$2.0	$(38.3)	$(9.3)	$(2.4)	$49.0

	Liability at			Estimate		Liability at
	12/31/03	Charges	Payments	Adjustments	Other(1)	12/31/04

2003 Program
Lease termination and other exit costs	$37.7	$67.8	$(32.6)	$(15.7)	$(6.2)	$51.0
Severance and termination costs	39.0	26.4	(52.4)	(6.9)	1.1	7.2

Total	$76.7	$94.2	$(85.0)	$(22.6)	$(5.1)	$58.2

2001 Program
Lease termination and other exit costs	$65.6	$—	$(28.0)	$(4.3)	$3.9	$37.2
Severance and termination costs	10.2	—	(3.1)	(5.1)	(0.4)	1.6

Total	$75.8	$—	$(31.1)	$(9.4)	$3.5	$38.8

Total Restructuring	$152.5	$94.2	$(116.1)	$(32.0)	$(1.6)	$97.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

(1)	Amounts represent adjustments to the liability for changes in foreign currency exchange rates as well as liabilities that were previously maintained on the Consolidated Balance Sheet in other balance sheet accounts.
      Severance amounts incurred outside the parameters of our restructuring programs are recorded in the financial statements when they become both probable and estimable. With the exception of medical and dental benefits paid to employees who are on long-term disability, we do not establish liabilities associated with ongoing post-employment benefits that may vest or accumulate as the employee provides service as we cannot reasonably predict what our future experience will be. See Note 16 for further discussion.

Note 7:	Land, Buildings and Equipment
      The following table provides a summary of the components of land, buildings and equipment:

	December 31,

	2005	2004

Land and buildings	$97.0	$111.1
Furniture and equipment	954.3	1,038.6
Leasehold improvements	549.6	571.3

	1,600.9	1,721.0
Less: accumulated depreciation	(950.9)	(998.1)

Land, buildings and equipment, net	$650.0	$722.9

Note 8:	Goodwill and Other Intangible Assets
Goodwill
      Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. In order to determine the fair value of net assets for new agency acquisitions, valuations are performed based on several factors, including the type of service offered, competitive market position, brand reputation and geographic coverage. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible assets as the principle asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price is allocated to goodwill. Subsequent changes to goodwill include both current year and deferred payments related to acquisitions. We perform an annual impairment review of goodwill as of October 1st or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. See Note 1 for fair value determination and impairment testing methodologies. For more discussion on impairment charges, refer to Note 9.
      For the year ended December 31, 2005, we changed the date of our annual impairment test for all goodwill and other intangible assets with indefinite lives from September 30th to October 1st. During 2005 we performed this annual impairment test on September 30th and then again on October 1st to ensure that multiples used in the reporting units tested were consistent. By moving the date into the fourth quarter we will be able to utilize the most current and accurate plan and forecast information. The new date also provides us additional time to meet future accelerated public reporting requirements. This change did not delay, accelerate or avoid an impairment charge. This change in accounting principle also did not have an effect on our Consolidated Financial Statements. Accordingly, we believe that the accounting change described above is an alternative accounting principle that is preferable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The changes in the carrying value of goodwill by segment for the years ended December 31, 2005 and 2004 are as follows:

	IAN	CMG	Total

Balance as of December 31, 2003	$2,845.3	$422.6	$3,267.9
Goodwill from current acquisitions	10.1	—	10.1
Goodwill from prior acquisitions	93.8	56.6	150.4
Impairment charges	(220.2)	(91.7)	(311.9)
Other (primarily currency translation)	24.5	0.6	25.1

Balance as of December 31, 2004	$2,753.5	$388.1	$3,141.6

Goodwill disposed of	(24.2)	(1.7)	(25.9)
Goodwill from prior acquisitions	45.4	37.8	83.2
Impairment charges	(97.0)	—	(97.0)
Other (primarily currency translation)	(65.0)	(6.0)	(71.0)

Balance as of December 31, 2005	$2,612.7	$418.2	$3,030.9

Other Intangible Assets
      As of December 31, 2005 and 2004, the net carrying value of other intangible assets was $35.0 and $37.6, respectively. Included in other intangible assets are assets with indefinite lives not subject to amortization and assets with definite lives subject to amortization. Other intangible assets include non-compete agreements, license costs, trade names and customer lists. Intangible assets with definitive lives subject to amortization are amortized on a straight-line basis with estimated useful lives generally ranging from 1 to 15 years. The total amortization expense for the twelve months ended December 31, 2005, 2004 and 2003 was $1.5, $6.8 and $12.1, respectively. See Note 1 for fair value determination and impairment testing methodologies. The following table provides a summary of other intangible assets:

	December 31,

	2005	2004

Other intangible assets	$64.4	$63.4
Less: accumulated amortization	(29.4)	(25.8)

Other intangible assets, net	$35.0	$37.6

Note 9:	Long-Lived Asset Impairment and Other Charges
      Long-lived assets include land, buildings, equipment, goodwill and other intangible assets. Buildings, equipment and other intangible assets with finite lives are depreciated or amortized on a straight-line basis over their respective estimated useful lives. When necessary, we record an impairment charge for the amount that the carrying value of the asset exceeds the implied fair value. See Note 1 for fair value determination and impairment testing methodologies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The following table summarizes the long-lived asset impairment and other charges:

	For the Years Ended December 31,

	2005				2004				2003

	IAN	CMG	Motorsports	Total	IAN	CMG	Motorsports	Total	IAN	CMG	Motorsports	Total

Goodwill impairment	$97.0	$—	$—	$97.0	$220.2	$91.7	$—	$311.9	$0.4	$218.0	$—	$218.4
Fixed asset impairment	0.5	—	—	0.5	2.0	0.4	3.0	5.4	2.3	—	63.8	66.1
Other	1.0	0.1	—	1.1	4.9	—	—	4.9	9.1	0.4	—	9.5

Total	$98.5	$0.1	$—	$98.6	$227.1	$92.1	$3.0	$322.2	$11.8	$218.4	$63.8	$294.0

2005 Impairments
      IAN — During the fourth quarter of 2005, we recorded a goodwill impairment charge of approximately $91.0 at our Lowe reporting unit. A triggering event occurred subsequent to our 2005 annual impairment test that led us to believe that Lowe’s goodwill and other indefinite lived intangible assets may no longer be recoverable. As a result, we were required to assess whether our goodwill balance at Lowe was impaired. Specifically, a major client was lost by Lowe’s London agency and the possibility of losing other clients is now considered a higher risk due to recent management defections and changes in the competitive landscape. This caused projected revenue growth to decline. As a result of these changes our long-term projections showed declines in discounted future operating cash flows. These revised cash flows caused the implied fair value of Lowe’s goodwill to be less than the book value.
      During the third quarter of 2005 as restated, we recorded a goodwill impairment charge of approximately $5.8 at a reporting unit within our sports and entertainment marketing business. The long-term projections showed previously unanticipated declines in discounted future operating cash flows and, as a result, these discounted future operating cash flows caused the implied fair value of goodwill to be less than the related book value.
2004 Impairments
      IAN — During the third quarter of 2004, we recorded goodwill impairment charges of approximately $220.2 at The Partnership reporting unit, which was comprised of Lowe Worldwide, Draft Worldwide, Mullen, Dailey & Associates and Berenter Greenhouse & Webster (“BGW”). Our long-term projections showed previously unanticipated declines in discounted future operating cash flows due to recent client losses, reduced client spending and declining industry valuation metrics. These discounted future operating cash flow projections caused the estimated fair values of The Partnership to be less than their book values. The Partnership was subsequently disbanded in the fourth quarter of 2004 and the remaining goodwill was allocated based on the relative fair value of the agencies at the time of disbandment. We considered the possibility of impairment at Lowe and Draft, the two largest agencies previously within The Partnership. However, we determined that there was no discernible triggering event that would have led us to believe that goodwill was impaired.
      CMG — As a result of the annual impairment review, a goodwill impairment charge of $91.7 was recorded at our CMG reporting unit, which was comprised of Weber Shandwick, GolinHarris, DeVries, MWW Group and FutureBrand. The fair value of CMG was adversely affected by declining industry market valuation metrics, specifically, a decrease in the EBITDA multiples used in the underlying valuation calculations. The impact of the lower EBITDA multiples caused the calculated fair value of CMG goodwill to be less than the related book value.

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
      Motorsports — We recorded fixed asset impairment charges of $63.8, consisting of $38.0 in connection with the sale of a business comprised of the four owned auto racing circuits, $9.6 related to the sales of other Motorsports entities and a fixed asset impairment of $16.2 for outlays that Motorsports was contractually required to spend to improve the racing facilities.

Note 10:	Expenses and Other Income
Investment Impairment
      We monitor our investments to determine whether a significant event or changes in circumstances have occurred that may have an adverse effect on the fair value of each investment. When an other than temporary decline in value is deemed to have occurred, an impairment charge is recorded to adjust the carrying value of the investment to the estimated fair value. See Note 1 for further discussion of fair value determination and impairment testing methodologies.
      During 2005, we recorded investment impairment charges of $12.2, primarily related to a $7.1 charge for our remaining unconsolidated investment in Koch Tavares in Latin America to adjust the carrying amount of the investment to fair value and a $3.7 charge related to a decline in value of certain available-for-sale investments that were determined to be other than temporary.
      During 2004, we recorded investment impairment charges of $63.4, primarily related to a $50.9 charge for an unconsolidated investment in German advertising agency Springer & Jacoby as a result of a decrease in projected operating results. Additionally, we recorded impairment charges of $4.7 related to unconsolidated affiliates primarily in Israel, Brazil, Japan and India, and $7.8 related to several other available-for-sale investments.
      During 2003, we recorded $71.5 of investment impairment charges related to 20 investments. The charges related principally to investments in Fortune Promo 7 of $9.5 in the Middle East, Koch Tavares of $7.7 in Latin America, Daiko of $10.0 in Japan, Roche Macaulay Partners of $7.9 in Canada, Springer & Jacoby of $6.5 in Germany and Global Hue of $6.9 in the U.S. The majority of the impairment charges resulted from deteriorating economic conditions in the countries in which the agencies operate, due to the loss of one or several key clients.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Other Income (Expense)
      The following table sets forth the components of other income (expense):

	For the Years Ended December 31,

	2005	2004	2003

Gains (losses) on sales of businesses	$10.1	$(18.2)	$0.3
Gain on sale of Modem Media shares	0.1	0.8	30.3
Gain on sale of TNS shares	—	—	13.3
Contractual liability settlements	2.6	—	—
Gains on sales of other available-for-sale securities and miscellaneous investment income	20.3	6.7	6.4

Total	$33.1	$(10.7)	$50.3

      In 2005, other income (expense) included net gains from the sales of businesses of $10.1, net gains on sales of available-for-sale securities and miscellaneous investment income of $20.3 and $2.6 related to credits adjustments. The principal components of net gains from the sales of businesses relate to the sale of Target Research, a McCann agency, during the fourth quarter of 2005, which resulted in a gain of $18.6, offset partially by a sale of a significant component of FCB Spain during the fourth quarter of 2005 which resulted in a loss of approximately $13.0. The principal components of net gains on sales of available-for-sale securities and miscellaneous investment income relate to the sale of our remaining ownership interest in Delaney Lund Knox Warren & Partners, an agency within FCB, for a gain of approximately $8.3, and net gains on sales of available-for-sale securities of $7.9, of which approximately $3.8 relates to appreciation of Rabbi Trust investments restricted for the purpose of paying our deferred compensation and deferred benefit arrangement liabilities.
      In 2005, we also recorded $2.6 for the settlement of our contractual liabilities for vendor credits and discounts. This amount represents a negotiated client settlement below the amount originally recorded.
      In 2004, other income (expense) included $18.2 of net losses on the sale of 19 agencies. The losses related primarily to the sale of Transworld Marketing, a U.S.-based promotions agency, which resulted in a loss of $8.6, and a $6.2 loss for the final liquidation of the Motorsports investment. See Note 5 for further discussion of the Motorsports disposition.
      In December 2003, we sold approximately 11.0 shares of Modem Media for net proceeds of approximately $57.0, resulting in a pre-tax gain of $30.3. Also in December 2003, we sold all of the approximately 11.7 shares of TNS we had acquired through the sale of NFO for approximately $42.0 of net proceeds. A pre-tax gain of $13.3 was recorded.

Note 11:	Provision for Income Taxes
      The components of income (loss) from continuing operations before provision for (benefit of) income taxes, equity earnings, and minority interest expense are as follows:

	For the Years Ended December 31,

	2005	2004	2003

Domestic	$54.4	$(72.4)	$(8.8)
Foreign	(241.0)	(194.6)	(364.0)

Total	$(186.6)	$(267.0)	$(372.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The provision for (benefit of) income taxes on continuing operations consists of:

	For the Years Ended
	December 31,

	2005	2004	2003

Federal income taxes (including foreign withholding taxes):
Current	$20.8	$37.2	$16.2
Deferred	16.0	18.2	39.6

	36.8	55.4	55.8

State and local income taxes:
Current	12.2	12.8	27.0
Deferred	4.6	(22.6)	(9.0)

	16.8	(9.8)	18.0

Foreign income taxes:
Current	4.3	84.0	141.4
Deferred	24.0	132.6	27.5

	28.3	216.6	168.9

Total	$81.9	$262.2	$242.7

      The components of deferred tax assets consist of the following items:

	December 31,

	2005	2004

Postretirement/postemployment benefits	$36.4	$18.6
Deferred compensation	162.7	234.1
Pension costs	36.1	50.1
Basis differences in fixed assets	59.8	14.8
Rent	19.8	8.8
Interest	(13.7)	(4.5)
Accruals and reserves	239.3	130.5
Allowance for doubtful accounts	23.0	33.3
Basis differences in intangible assets	(35.4)	(5.3)
Investments in equity securities	(6.8)	16.2
Tax loss/tax credit carry forwards	447.3	411.6
Restructuring and other merger-related costs	16.9	45.2
Other	(2.8)	70.4

Total deferred tax assets, net	982.6	1,023.8
Valuation allowance	(501.0)	(488.6)

Net deferred tax assets	$481.6	$535.2

      The valuation allowance of $501.0 and $488.6 at December 31, 2005 and 2004, respectively, applies to certain deferred tax assets, including U.S. tax credits, capital loss carryforwards and net operating loss carryforwards in certain jurisdictions that, in our opinion, are more likely than not, not to be utilized. The change during 2005 in the deferred tax valuation allowance primarily relates to uncertainties regarding the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
utilization of capital loss and foreign net operating loss carryforwards. At December 31, 2005, there are $51.9 of tax credit carryforwards with expiration periods beginning in 2009 and ending in 2013.
      In connection with the U.S. deferred tax assets, management believes that it is more likely than not that a substantial amount of the deferred tax assets will be realized; a valuation allowance has been established for the remainder. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future U.S. taxable income are lower than anticipated. There are $999.1 of tax loss carryforwards, of which $294.2 are U.S. capital and net operating loss carryforwards that expire in the years 2006 through 2025. The majority of the remaining $704.9 are non-U.S. net operating loss carryforwards with unlimited carry forward periods. We have concluded that it is more likely than not that the net deferred tax asset balance will be realized.
Effective Tax Rate Reconciliation on Continuing Operations
      A reconciliation of the effective income tax rate on continuing operations before equity earnings and minority interest expense as reflected in the Consolidated Statements of Income to the U.S. Federal statutory income tax rate is as follows:

	For the Years Ended
	December 31,

	2005	2004	2003

US Federal statutory income tax rate	35.0%	35.0%	35.0%
Federal income tax provision (benefit) at statutory rate	(65.3)	$(93.5)	$(130.5)
State and local income taxes, net of federal income tax benefit	3.6	13.7	11.1
Impact of foreign operations, including withholding taxes	44.4	77.6	114.8
Change in valuation allowance	69.9	236.0	111.4
Goodwill and other long-lived asset impairment charges	21.5	26.3	103.6
Goodwill amortization	(1.7)	—	—
Restructuring and other merger-related costs	—	(1.2)	15.2
Liquidation of Motorsports	—	(19.7)	—
Capitalized expenses	10.0	—	—
Other	(0.5)	23.0	17.1

Provision (benefit) for income taxes	$81.9	$262.2	$242.7

Effective tax rate on operations	43.9%	98.2%	65.1%
      Our effective tax rate was negatively impacted by the establishment of valuation allowances, as described below, and non-deductible long-lived asset impairment charges. The difference between the effective tax rate and the statutory federal rate of 35% is also due to state and local taxes and the effect of non-U.S. operations.
      As required by SFAS No. 109, we are required to evaluate on a quarterly basis the realizability of our deferred tax assets. SFAS No. 109, Accounting for Income Tax, requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent sufficient negative evidence under the provisions of SFAS No. 109, Accounting for Income Tax, and, as a result, we determined that certain of our deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance was established relate primarily to foreign net operating and U.S. capital loss carryforwards. During 2005, a net valuation allowance of $69.9 was established in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
continuing operations on existing deferred tax assets and current year losses with no tax benefits. The total valuation allowance as of December 31, 2005 was $501.0.
      The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was $663.2 and $734.6 at December 31, 2005 and 2004, respectively. The undistributed earnings of our foreign subsidiaries are permanently reinvested. After the completion of our evaluation, we have determined that we will not take advantage of the provisions of the Jobs Act which grants a temporary incentive to repatriate foreign earnings.
      On April 21, 2003 the Internal Revenue Service (“IRS”) proposed additions to our taxable income for the years 1994 through 1996 that would have resulted in additional income taxes, including conforming state and local tax adjustments, of $41.5 million plus appropriate interest. The Company is close to finalizing a settlement covering all of the adjustments proposed by the IRS, and the IRS has also tentatively agreed to a refund claim which we filed in respect of certain business expenses for which we had previously failed to claim deductions in those years. While we anticipate finalizing this settlement shortly, any additional payments, will not have a material effect on our cash flow, financial position or the results of operations.
      The IRS has recently completed the field audit of the years 1997-2002 and has proposed additions to our taxable income. One of the adjustments proposed by the IRS would disallow the deduction of a loss claimed in 2002 on the grounds that the Company had not established that the claimed worthlessness of an acquired business had yet occurred in 2002. The Company had previously received a refund of approximately $45 million of tax on account of this claimed loss. The proposed disallowance will result in the Company having to repay that amount, plus appropriate interest. Further, the Company intends to amend its 2004 tax return to claim this deduction in that return, which we anticipate will be subject to audit by the IRS commencing in Q2, 2006. In connection with the remaining proposed adjustments, subject to our further review, we intend to file an administrative protest of, and to challenge vigorously, those adjustments for which we believe the IRS does not have adequate support. Although the ultimate resolution of these proposed adjustment may result in final adjustments against the company, we do not anticipate that there will be significant cash tax payments in addition to the repayment of the refund described above, and therefore do not expect a material effect on our cash flow, financial position or results of operations.
      We have various tax years under examination by tax authorities in various countries, such as the United Kingdom, and in various states, such as New York, in which we have significant business operations. It is not yet known whether these examinations will, in the aggregate, result in our paying additional taxes. We have established tax reserves that we believe to be adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and adjust our reserves as additional information requires.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Note 12:	Accrued Liabilities
      The following table provides a summary of the components of accrued liabilities:

	December 31,

	2005	2004

Accrued media and production expenses	$1,517.6	$1,411.5
Salaries, benefits and related expenses	447.2	441.5
Accrued vendor discounts and credits	195.1	153.1
Accrued office and related expenses	93.6	113.8
Accrued professional fees	70.4	73.6
Accrued restructuring charges	49.0	97.0
Accrued interest	35.2	35.0
Accrued taxes	46.7	58.8
Other	99.5	100.9

Total	$2,554.3	$2,485.2

Note 13:	Debt
Long-Term Debt
      A summary of the carrying amounts and fair values of our long-term debt is as follows:

	December 31,

	2005		2004

	Book Value	Fair Value	Book Value	Fair Value

7.875% Senior Unsecured Notes due 2005	$—	$—	$255.0	$257.5
Floating Rate Senior Unsecured Notes due 2008	250.0	250.6	—	—
5.40% Senior Unsecured Notes due 2009 (less unamortized discount of $0.3)	249.7	225.0	249.7	252.9
7.25% Senior Unsecured Notes due 2011	499.2	465.0	500.0	537.3
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.9)	350.3	297.5	347.3	354.3
4.50% Convertible Senior Notes due 2023	800.0	834.0	800.0	1,045.0
Other notes payable and capitalized leases — at interest rates from 3.3% to 14.44%	36.9		42.1

Total long-term debt	2,186.1		2,194.1
Less: current portion	3.1		258.1

Long-term debt, excluding current portion	$2,183.0		$1,936.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Annual repayments of long-term debt as of December 31, 2005 are scheduled as follows:

2006	$3.1
2007	4.7
2008*	256.7
2009	250.8
2010	0.8
Thereafter*	1,670.0

Total long-term debt	$2,186.1

*	Holders of our $800.0 4.50% Notes may require us to repurchase the 4.50% Notes for cash at par in March 2008. If all holders require us to repurchase these Notes, a total of $1,056.7 will be payable in 2008 in respect of long-term debt. These Notes will mature in 2023 if not converted or repurchased.
Redemption and Repurchase of Long-Term Debt
      In August 2005, we redeemed the remainder of the outstanding 7.875% Senior Unsecured Notes with an aggregate principal amount of $250.0 at maturity at gross proceeds of approximately $258.6, which included the principal amount of the Notes, accrued interest to the redemption date, and a prepayment penalty. To redeem these Notes we used the proceeds from the sale and issuance in July 2005 of $250.0 Floating Rate Senior Unsecured Notes due in July 2008.
      In November 2004, we tendered for $250.0 of the $500.0 outstanding face value 7.875% Senior Unsecured Notes at gross proceeds of approximately $263.1, which included the principal amount of the Notes plus accrued interest to the tender date. A prepayment premium of $9.8 was recorded on the early retirement of $250.0 of these Notes. In December 2004, we redeemed our outstanding 1.87% Convertible Subordinated Notes with an aggregate principal amount of approximately $361.0 at maturity at gross proceeds of approximately $346.8, which included the principal amount of the Notes plus accrued interest to the redemption date. To tender for the 7.875% Senior Unsecured Notes and redeem the 1.87% Convertible Subordinated Notes, we used approximately $250.0 and $350.0, respectively, of the net proceeds from the sale and issuance in November 2004 of the 5.40% Senior Unsecured Notes due November 2009 and 6.25% Senior Unsecured Notes due November 2014.
      In January 2004, we redeemed the 1.80% Convertible Subordinated Notes with an aggregate principal amount of $250.0 at maturity at gross proceeds of approximately $246.0, which included the principal amount of the Notes plus original issue discount and accrued interest to the redemption date. To redeem these Convertible Subordinated Notes, we used approximately $246.0 of the net proceeds from the 2003 Common and Mandatory Convertible Preferred Stock offerings as discussed in Note 14.
Consent Solicitation
      In March 2005, we completed a consent solicitation to amend the indentures governing five series of our outstanding public debt to provide, among other things, that our failure to file with the trustee our SEC reports, including our 2004 Annual Report on Form 10-K and Quarterly Reports for the first and second quarters of 2005 on Form 10-Q, would not constitute a default under the indentures until October 1, 2005.
      The indenture governing our 4.50% Notes was also amended in March 2005 to provide for: (i) an extension from March 15, 2008 to September 15, 2009 of the date on or after which we may redeem the 4.50% Notes and (ii) an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
4.50% Convertible Senior Notes
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
      Holders of the 4.50% Notes may require us to repurchase the 4.50% Notes on March 15, 2008 for cash and on March 15, 2013 and March 15, 2018 for cash or common stock or a combination of both, at our election. Additionally, investors may require us to repurchase the 4.50% Notes in the event of certain change of control events that occur prior to March 15, 2008 for cash or common stock or a combination of both, at our election. If at any time on or after March 13, 2003 we pay cash dividends on our common stock, we will pay contingent interest in an amount equal to 100% of the per share cash dividend paid on the common stock multiplied by the number of shares of common stock issuable upon conversion of the 4.50% Notes. At our option, we may redeem the 4.50% Notes on or after September 15, 2009 for cash. The redemption price in each of these instances is 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest, if any. The 4.50% Notes also provide for an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.
      In accordance with EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128, Earnings Per Share, the 4.50% Notes are considered securities with participation rights in earnings available to common stockholders due to the feature of these securities that allows investors to participate in cash dividends paid on our common stock. For periods in which we experience net income, the impact of these securities’ participation rights is included in the calculation of earnings per share. For periods in which we experience a net loss, the 4.50% Notes have no impact on the calculation of earnings per share due to the fact that the holders of these securities do not participate in our losses.
      See Note 19 for additional discussion of fair market value of our long-term debt.
Cash Poolings
      The amount of our cash held by the banks under our international pooling arrangements is subject to a full right of offset against the amounts advanced to us, and the cash and advances are recorded net on our balance sheet. The gross amounts vary depending on how much funding is provided to agencies through the pooling arrangements. At December 31, 2005 and 2004, cash of $842.6 and $939.9, respectively, was netted against an equal amount of advances under pooling arrangements. We typically pay interest on the gross amounts of the advances and receive interest income on the cash deposited, albeit at a lower rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Credit Arrangements
      We have committed and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. At December 31, 2005 and 2004, there were no borrowings under our committed facilities. However, there were borrowings under the uncommitted facilities made by several of our subsidiaries outside the U.S. totaling $53.7 and $67.8, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities at December 31, 2005 and 2004 was approximately 5% in each year. A summary of our credit facilities is as follows:

	December 31,

	2005				2004

	Total	Amount	Letters	Total	Total	Amount	Letters	Total
	Facility	Outstanding	of Credit	Available	Facility	Outstanding	of Credit	Available

Committed
364-Day Revolving Credit Facility	$—	$—	$—	$—	$250.0	$—	$—	$250.0
Three-Year Revolving Credit Facility	500.0	—	162.4	337.6	450.0	—	165.4	284.6
Other Facilities	0.7	—	—	0.7	0.8	—	—	0.8

	$500.7	$—	$162.4	$338.3	$700.8	$—	$165.4	$535.4
Uncommitted
Non-U.S.	$516.2	$53.7	$—	$462.5	$738.1	$67.8	$—	$670.3
      Our primary bank credit agreement is a three-year revolving credit facility (as amended, “Three-Year Revolving Credit Facility”). The Three-Year Revolving Credit Facility expires on May 9, 2007 and provides for borrowings of up to $500.0, of which $200.0 is available for the issuance of letters of credit. This facility was amended as of October 17, 2005 to increase the amount that we may borrow under the facility by $50.0 to $500.0. Our $250.0 364-Day Revolving Credit Facility expired on September 30, 2005. The Three-Year Revolving Credit Facility has been modified multiple times since inception as noted below. We have been in compliance with all covenants under the Three-Year Revolving Credit Facility, as amended or waived from time to time.
      Borrowings under the Three-Year Revolving Credit Facility are unsecured. Outstanding balances bear interest at variable rates based on either LIBOR or a bank’s base rate, at our option. The interest rates on LIBOR loans and base rate loans under the Three-Year Revolving Credit Facility are affected by the facility’s utilization levels and our credit ratings.
      The original terms of the Three-Year Revolving Credit Facility restricted our ability to declare or pay dividends, repurchase shares of common stock, make cash acquisitions or investments and make capital expenditures, as well as the ability of our subsidiaries to incur additional unsecured debt. The original terms of the Three-Year Revolving Credit Facility limited annual cash consideration paid for acquisitions to $100.0 in the aggregate for any calendar year, provided that amounts unused in any year could have been rolled over to the following years, but could not have exceeded $250.0 in any calendar year. Annual common stock buybacks and dividend payments on our capital stock were limited to $95.0 in the aggregate for any calendar year, of which $45.0 could have been used for dividend payments on our convertible preferred stock and $50.0 could have been used for dividend payments on our capital stock (including common stock) and for common stock buybacks. Any unused portion of the permitted amount of $50.0 could have been rolled over into successive years; provided that the payments in any calendar year did not exceed $125.0 in the aggregate. Our permitted level of annual capital expenditures was limited to $225.0, provided that amounts unused in any year up to $50.0 could have been rolled over to the next year. These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
terms were subsequently modified with three amendments made to the Three-Year Revolving Credit Facility on March 31, June 22 and September 27, 2005.
      The March 31, 2005 waiver and amendment to the Three-Year Revolving Credit Facility, among other things, (i) required us to maintain an ending balance of $225.0 of cash in domestic accounts with our lenders for the seven days preceding a borrowing, (ii) restricted cash consideration paid for acquisitions to less than $5.0 for the period between March 31, 2005 and July 11, 2005, and (iii) restricted our ability to make certain restricted payments such as dividends until July 11, 2005 to paying dividends on our preferred stock and to repurchase capital stock in connection with employees’ exercise of options.
      The June 22, 2005 waiver and amendment to the Three-Year Revolving Credit Facility, among other things, (i) required us to maintain a daily ending balance of $225.0 of cash and securities in domestic accounts with our lenders, (ii) restricted our ability to make cash acquisitions in excess of $7.5 in the aggregate until September 30, 2005, and (iii) restricted our ability to make certain restricted payments such as dividends until September 30, 2005 to paying dividends on our preferred stock and to repurchase capital stock in connection with employees’ exercise of options.
      The terms of the September 27, 2005 amendment to the Three-Year Revolving Credit Facility did not permit us: (i) to make cash acquisitions in excess of $50.0 until October 2006, or thereafter in excess of $50.0 until expiration of the agreement in May 2007, subject to increases equal to the net cash proceeds received during the applicable period from any disposition of assets; (ii) to make capital expenditures in excess of $210.0 annually; (iii) to repurchase or to declare or pay dividends on our capital stock (except for any convertible preferred stock, convertible trust preferred instrument or similar security, which includes our outstanding 5.375% Series A Mandatory Convertible Preferred Stock), except that we may repurchase our capital stock in connection with the exercise of options by our employees or with proceeds contemporaneously received from an issue of new shares of our capital stock; or (iv) to incur new debt by our subsidiaries, other than unsecured debt incurred in the ordinary course of business of our subsidiaries outside the U.S. and unsecured debt, which may not exceed $10.0 in the aggregate, incurred in the ordinary course of business of our U.S. subsidiaries. In addition the daily ending balance of cash and securities requirement from the previous amendment was removed through this amendment.
      The October 17, 2005 amendment increased the amount that we may borrow under the facility by $50.0 to $500.0.
      The November 7, 2005 amendment, effective as of September 30, 2005, amended the financial covenants with respect to the period ended September 30, 2005 and extended the period during which long-lived asset and impairment charges in an aggregate amount not in excess of $500.0 may be recognized and added back to the calculation of EBITDA.
      The March 21, 2006 amendment, effective as of December 31, 2005, amended the financial covenants with respect to periods ended December 31, 2005, March 31, 2006 and June 30, 2006 and certain provisions relating to letters of credit, so that letters of credit issued under the facility may have expiration dates beyond the termination date of the facility, subject to certain conditions. Such conditions include, among others, the requirement for us, on the 105th day prior to the termination date of the facility, to provide a cash deposit in an amount equal to the total amount of the outstanding letters of credit with expiration dates beyond the termination date of the facility. The amendment also added one new financial covenant so that we are required to maintain, based on a five business day testing period, in cash and securities, an average daily ending balance of $300.0 plus the aggregate principal amount of borrowings under the credit facility in domestic accounts with our lenders. We also obtained a waiver from the lenders under the Three-Year Revolving Credit Facility on March 21, 2006 to waive any default arising from the restatement of our financial data presented in this report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The Three-Year Revolving Credit Facility now contains revised financial covenants. These covenants have been modified previously by amendments and waivers on March 31, 2005, June 22, 2005, September 27, 2005, November 7, 2005 (effective as of September 30, 2005) and March 21, 2006 (effective as of December 31, 2005). The revisions in the covenants subsequent to each amendment are detailed below. These covenants require us to maintain with respect to each fiscal quarter set forth below:

(i) an interest coverage ratio for the four fiscal quarters then ended of not less than that set forth opposite the corresponding quarter in the table below:

Year-End
	Original Terms	Covenant Revisions Effective as of:				Terms

Four Fiscal Quarters Ending	5/10/04	3/31/05	6/22/05	9/27/05	9/30/05	12/31/05

December 31, 2004	3.75 to 1	3.00 to 1
March 31, 2005	3.75 to 1	3.75 to 1	2.40 to 1
June 30, 2005	3.75 to 1	3.75 to 1	2.00 to 1
September 30, 2005	3.75 to 1	3.75 to 1	3.75 to 1	2.15 to 1	1.95 to 1
December 31, 2005	3.75 to 1	3.75 to 1	3.75 to 1	1.75 to 1	1.75 to 1	*
March 31, 2006	3.75 to 1	3.75 to 1	3.75 to 1	1.85 to 1	1.85 to 1	*
June 30, 2006	3.75 to 1	3.75 to 1	3.75 to 1	1.45 to 1	1.45 to 1	*
September 30, 2006	3.75 to 1	3.75 to 1	3.75 to 1	1.75 to 1	1.75 to 1	1.75 to 1
December 31, 2006	3.75 to 1	3.75 to 1	3.75 to 1	2.15 to 1	2.15 to 1	2.15 to 1
March 31, 2007	3.75 to 1	3.75 to 1	3.75 to 1	2.50 to 1	2.50 to 1	2.50 to 1

*	The March 21, 2006 amendment, effective as of December 31, 2005, removed the financial covenant requirements with respect to the interest coverage ratio for the fiscal quarters ending December 31, 2005, March 31, 2006 and June 30, 2006.

(ii) a debt to EBITDA ratio, where debt is the balance at period-end and EBITDA is for the four fiscal quarters then ended, of not greater than that set forth opposite the corresponding quarter in the table below:

	Original Terms	Covenant Revisions Effective as of:				Year-End Terms

Four Fiscal Quarters Ending	5/10/04	3/31/05	6/22/05	9/27/05	9/30/05	12/31/05

December 31, 2004	3.25 to 1	4.25 to 1
March 31, 2005	3.25 to 1	3.25 to 1	4.80 to 1
June 30, 2005	3.25 to 1	3.25 to 1	5.65 to 1
September 30, 2005	3.25 to 1	3.25 to 1	3.25 to 1	5.20 to 1	5.70 to 1
December 31, 2005	3.25 to 1	3.25 to 1	3.25 to 1	6.30 to 1	6.30 to 1	*
March 31, 2006	3.25 to 1	3.25 to 1	3.25 to 1	5.65 to 1	5.65 to 1	*
June 30, 2006	3.25 to 1	3.25 to 1	3.25 to 1	6.65 to 1	6.65 to 1	*
September 30, 2006	3.25 to 1	3.25 to 1	3.25 to 1	5.15 to 1	5.15 to 1	5.15 to 1
December 31, 2006	3.25 to 1	3.25 to 1	3.25 to 1	4.15 to 1	4.15 to 1	4.15 to 1
March 31, 2007	3.25 to 1	3.25 to 1	3.25 to 1	3.90 to 1	3.90 to 1	3.90 to 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

*	The March 21, 2006 amendment, effective as of December 31, 2005, removed the financial covenant requirements with respect to the debt to EBITDA ratio for the fiscal quarters ending December 31, 2005, March 31, 2006 and June 30, 2006.

(iii) minimum levels of EBITDA for the four fiscal quarters then ended of not less than that set forth opposite the corresponding quarter in the table below:

	Original Terms	Covenant Revisions Effective as of:				Year-End Terms

Four Fiscal Quarters Ending	5/10/04	3/31/05	6/22/05	9/27/05	9/30/05	12/31/05

December 31, 2004	$750.0	$550.0
March 31, 2005	750.0	750.0	$470.0
June 30, 2005	750.0	750.0	400.0
September 30, 2005	750.0	750.0	750.0	$435.0	$400.0
December 31, 2005	750.0	750.0	750.0	360.0	360.0	$233.0
March 31, 2006	750.0	750.0	750.0	400.0	400.0	175.0
June 30, 2006	750.0	750.0	750.0	340.0	340.0	100.0
September 30, 2006	750.0	750.0	750.0	440.0	440.0	440.0
December 31, 2006	750.0	750.0	750.0	545.0	545.0	545.0
March 31, 2007	750.0	750.0	750.0	585.0	585.0	585.0
      The terms used in these financial covenant ratios, including EBITDA, interest coverage and debt, are subject to specific definitions set forth in the agreement. Under the definition set forth in the Three-Year Revolving Credit Facility, EBITDA is determined by adding to net income or loss the following items: interest expense, income tax expense, depreciation expense, amortization expense, and certain specified cash payments and non-cash charges subject to limitations on time and amount set forth in the agreement. Interest coverage is defined as a ratio of EBITDA of the period of four fiscal quarters then ended to interest expense during such period.
      We have in the past been required to seek and have obtained amendments and waivers of the financial covenants under our committed bank facility. There can be no assurance that we will be in compliance with these covenants in future periods. If we do not comply and are unable to obtain the necessary amendments or waivers at that time, we would be unable to borrow or obtain additional letters of credit under the Three-Year Revolving Credit Facility and could choose to terminate the facility and provide a cash deposit in connection with any outstanding letters of credit. The lenders under the Three-Year Revolving Credit Facility would also have the right to terminate the facility, accelerate any outstanding principal and require us to provide a cash deposit in an amount equal to the total amount of outstanding letters of credit. The outstanding amount of letters of credit was $162.4 as of December 31, 2005. We have not drawn under the Three-Year Credit Facility over the past two years, and we do not currently expect to do so. So long as there are no amounts to be accelerated under the Three-Year Revolving Credit Facility, termination of the facility would not trigger the cross-acceleration provisions of our public debt.

Note 14:	Convertible Preferred Stock
      We currently have two series of convertible preferred stock outstanding: our 5.375% Series A Mandatory Convertible Preferred Stock (“Series A Preferred Stock”) and our 5.25% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Series B Preferred Stock
      On October 24, 2005, we completed a private offering of 0.525 shares of our Series B Preferred Stock at an aggregate offering price of $525.0. The net proceeds from the sale were approximately $507.3 after deducting discounts to the initial purchasers and the estimated expenses of the offering.
      Each share of the Series B Preferred Stock has a liquidation preference of $1,000.00 per share and is convertible at the option of the holder at any time into 73.1904 shares of our common stock, subject to adjustment upon the occurrence of certain events, which represents a conversion price of approximately $13.66, representing a conversion premium of approximately 30% over our closing stock price on October 18, 2005 of $10.51 per share. On or after October 15, 2010, each share of the Series B Preferred Stock may be converted at our option if the closing price of our common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference of $1,000.00 per share for 20 trading days during any consecutive 30 trading day period. Holders of the Series B Preferred Stock will be entitled to an adjustment to the conversion rate if they convert their shares in connection with a fundamental change meeting certain specified conditions.
      The Series B Preferred Stock is junior to all of our existing and future debt obligations, on parity with our Series A Preferred Stock and senior to our common stock, with respect to payments of dividends and rights upon liquidation, winding up or dissolution, to the extent of the liquidation preference of $1,000.00 per share. There are no registration rights with respect to the Series B Preferred Stock, shares of our common stock issuable upon conversion thereof or any shares of our common stock that may be delivered in connection with a dividend payment.
      In accordance with EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128, Earnings Per Share, the Series B Preferred Stock is not considered a security with participation rights in earnings available to common stockholders due to the contingent nature of the conversion feature of these securities.
Series A Preferred Stock
      We currently have outstanding 7.475 shares of our Series A Preferred Stock with a liquidation preference of $50.00 per share. On the automatic conversion date of December, 15, 2006, each share of the Series A Preferred Stock will convert, subject to certain adjustments, into between 3.0358 and 3.7037 shares of our common stock, depending on the then-current market price of our common stock.
      At any time prior to December 15, 2006, holders may elect to convert each share of their Series A Preferred Stock, subject to certain adjustments, into 3.0358 shares of our common stock. If the closing price per share of our common stock exceeds $24.71 for at least 20 trading days within a period of 30 consecutive trading days, we may elect, subject to certain limitations, to cause the conversion of all of the shares of Series A Preferred Stock then outstanding into shares of our common stock at a conversion rate of 3.0358 shares of our common stock for each share of our Series A Preferred Stock.
      The Series A Preferred Stock is junior to all of our existing and future debt obligations, on parity with our Series B Preferred Stock and senior to our common stock, with respect to payments of dividends and rights upon liquidation, winding up or dissolution, to the extent of the liquidation preference of $50.00 per share.
      In accordance with EITF Issue No. 03-6, the Series A Preferred Stock is considered a security with participation rights in earnings available to common stockholders due to the conversion feature of these securities. For periods in which we experience net income, the impact of these securities’ participation rights is included in the calculation of earnings per share. For periods in which we experience a net loss,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
the Series A Preferred Stock has no impact on the calculation of earnings per share due to the fact that the holders of these securities do not participate in our losses.
Payment of Dividends
      We have not paid any dividends on our common stock since December of 2002. Our ability to declare or pay dividends on common stock is currently restricted by the terms of our Three-Year Revolving Credit Facility. In addition, the terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends have been or contemporaneously are declared and paid, or provision for the payment thereof has been made.
      We pay annual dividends on each share of Series A Preferred Stock in the amount of $2.6875. Annual dividends on each share of Series A Preferred Stock are payable quarterly in cash or, if certain conditions are met, in common stock, at our option, on March 15, June 15, September 15 and December 15 of each year. In addition to the stated annual dividend, if at any time on or before December 15, 2006, we pay a cash dividend on our common stock, the holders of Series A Preferred Stock participate in such distributions via adjustments to the conversion ratio, thereby increasing the number of common shares into which the Preferred Stock will ultimately convert. In March 2006, the Board of Directors declared a dividend of $0.671875 per share on our Series A Preferred Stock, resulting in a maximum possible aggregate dividend of $5.0.
      We pay annual dividends on each share of Series B Preferred Stock in the amount of $52.50 per share. The initial dividend on our Series B Preferred Stock is $11.8125 per share and was declared on December 19, 2005 payable in cash on January 17, 2006. Annual dividends on each share of Series B Preferred Stock are payable quarterly in cash or, if certain conditions are met, in common stock, at our option, on January 15, April 15, July 15 and October 15 of each year. The dividend rate of the Series B Preferred Stock will be increased by 1.0% if we do not pay dividends on the Series B Preferred Stock for six quarterly periods (whether consecutive or not). The dividend rate will revert back to the original rate once all unpaid dividends are paid in full. The dividend rate of the Series B Preferred Stock will also be increased by 1.0% if we do not file our periodic reports with the SEC within 15 days after the required filing date during the first two year period following the closing of the offering. In March 2006, the Board of Directors declared a dividend of $13.125 per share on our Series B Preferred Stock, resulting in a maximum possible aggregate dividend of $6.9.
      Dividends on each share of preferred stock are cumulative from the date of issuance and are payable on each payment date to the extent that: we are in compliance with our Three-Year Revolving Credit Facility, assets are legally available to pay dividends and our Board of Directors or an authorized committee of our Board declares a dividend payable. If we do not pay dividends on any series of our preferred stock for six quarterly periods (whether consecutive or not), then holders of all series of our preferred stock then outstanding will have the right to elect two additional directors to the Board. These additional directors will remain on the Board until all accumulated and unpaid dividends on our cumulative preferred stock have been paid in full, or to the extent our series of non-cumulative preferred stock is outstanding, until non-cumulative dividends have been paid regularly for at least one year.

Note 15:	Incentive Plans
      We issue stock and cash based incentive awards to our employees under a plan established by the Compensation Committee and approved by our shareholders. Common stock may be granted under the current plan, up to 4.5 shares for stock options and 14.0 shares for awards other than stock options, however there are limits as to the number of shares available for certain awards and to any one participant. Additional stock options and shares for awards other than stock options may be granted under the current plan if stock options and shares for awards other than stock options previously awarded under prior year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
compensation plans are forfeited. During the year ended December 31, 2005, forfeitures of stock options and shares for awards other than stock options previously granted of 6.2 and 1.9, respectively, resulted in an additional 8.1 shares available to be issued in future awards. At December 31, 2005, there were 8.2 shares for stock options and 2.3 shares for awards other than stock options that were available under the plan.
Stock Options
      Stock options are granted at the fair market value of our common stock on the date of grant and are generally exercisable between two and five years after the date of grant and expire ten years from the grant date.
      Following is a summary of stock option transactions during the three-year period ended December 31:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Stock options, beginning of year	39.5	$26.36	41.9	$26.60	42.3	$29.35
Options granted	3.3	12.39	2.2	14.14	6.4	10.60
Options exercised	(0.2)	10.75	(0.7)	10.64	(0.1)	10.49
Options cancelled, forfeited and expired	(6.3)	26.91	(3.9)	25.40	(6.7)	29.23

Stock options, end of year	36.3	25.06	39.5	26.36	41.9	26.60

Options exercisable at year-end	32.9	26.39	21.1	28.94	20.8	27.49

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average	Number of	Average
	Options	Contractual Life	Exercise Price	Options	Exercise Price

Range of Exercise Prices
$ 9.12 to $14.99	10.2	8.1	$11.79	6.8	$11.46
$15.00 to $24.99	7.3	2.0	18.90	7.3	18.90
$25.00 to $34.99	12.2	4.6	31.26	12.2	31.26
$35.00 to $56.28	6.6	4.5	40.95	6.6	40.95

	36.3		25.06	32.9	26.39

Acceleration of Stock Options
      On December 20, 2005, the Compensation Committee approved the immediate acceleration of vesting of all of our “out-of-the-money” outstanding and unvested stock options previously awarded to our employees under equity compensation plans, excluding unvested options (1) granted during the 2005 calendar year, (2) held by our CEO or CFO or (3) held by non-management directors. All of the outstanding non-excluded unvested options were considered “out-of-the-money” if on December 20, 2005, the options had per share exercise prices equal to or in excess of $9.585, the average of the high and low price per share as quoted on the New York Stock Exchange on that date. As a result of the accelerated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
vesting, options to purchase approximately 7.8 shares of our common stock became exercisable immediately. The weighted-average exercise price of the options subject to the acceleration was $18.40 per share. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The options are exercisable under their modified terms; however we were unable to issue securities upon the exercise of stock options due to the SEC’s position concerning our ineligibility to use the applicable registration forms.
      The accelerated vesting eliminates the future compensation expense that we would otherwise recognize in our Consolidated Statements of Operations with respect to these options upon the adoption of SFAS No. 123R (revised 2004), Share-Based Payment, as of January 1, 2006. The accelerated vesting of these stock options is expected to reduce the non-cash compensation expense that would have been recorded in the Consolidated Statements of Operations by $26.7 over the course of the original vesting periods through 2009. Upon adoption of SFAS No. 123R, we will recognize compensation expense related to any unvested options as of that date, as well as any options granted on or after that date. Since most of the accelerated options are considerably “out-of-the-money,” we expect that the accelerated vesting of these stock options will have a positive effect on employee retention and perception of stock option value. Because our near-term, share-based compensation expenses were reduced by the acceleration of vesting, share-based compensation expenses could grow significantly in future periods if we continue to grant amounts of new share-based compensation awards similar to recent periods.
      As of January 1, 2006, we plan to implement SFAS No. 123R using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and other equity-based awards. We estimate the impact of applying the provisions of SFAS No. 123R will result in an incremental expense in our Consolidated Statements of Operations of approximately $15.5 from 2006 through 2011 related to the outstanding options as of December 31, 2005. See Note 22 for further explanation.
Restricted Stock and Performance-Based Stock
      Restricted stock is granted to certain key employees and is subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The vesting period is generally two to five years. No monetary consideration is paid by a recipient for a restricted stock award and the fair value of the shares on the grant date is amortized over the vesting period. There were 10.1 and 7.5 shares of restricted stock outstanding at December 31, 2005 and 2004, respectively. We awarded 5.2 shares, 4.1 shares and 0.5 shares of restricted stock with a weighted-average grant date fair value of $12.13, $13.72 and $11.51 during 2005, 2004 and 2003, respectively. The expense recorded for restricted stock awards, net of forfeitures, was $39.9, $31.1 and $34.9 during 2005, 2004 and 2003, respectively.
      Performance-based stock awards are a form of stock-award in which the number of shares ultimately received by the holder depends on our performance against specific performance targets. Performance-based stock awards were granted to certain key employees and were subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The awards generally vest over a three-year period tied to the employees’ continuing employment and the achievement of certain performance conditions. No monetary consideration is paid by a recipient for a performance-based stock award and the fair value of the shares on the grant date is amortized over the vesting period. At December 31, 2005, there were 2.1 shares of the performance-based stock outstanding. During 2005, we awarded 2.3 shares of performance-based stock with a weighted-average grant date fair value of $12.09. The expense recorded for the performance-based stock awards, net of forfeitures, was $3.0 during 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Restricted Stock Units and Share Appreciation Performance-Based Units
      Restricted stock units are granted to employees and generally vest in three years. The grantee is entitled to receive a payment in cash or in shares of common stock, at the discretion of the Company, based on the fair market value of the corresponding number of shares of common stock upon completion of the vesting period. The holder of restricted stock units has no ownership interest in the underlying shares of common stock until the restricted stock units vest and the shares of common stock are issued. At December 31, 2005, there were 2.4 restricted stock units outstanding. During 2005 and 2004, we awarded 1.6 and 1.0 shares of restricted stock units with a weighted-average grant date fair value of $12.09 and $13.41, respectively. The expense recorded for the restricted stock units, net of forfeitures, was $4.3 and $2.2 during 2005 and 2004, respectively.
      In 2005, we granted Michael Roth, Chairman of the Board and Chief Executive Officer, 0.3 share appreciation performance-based units (“SAPUs”) based on a weighted-average grant date stock price of $12.17. Based on the discretion of the Company, the grantee is entitled to receive a payment in cash or shares of common stock upon completion of the four-year vesting period. The holder of the SAPUs has no ownership interest in the underlying shares of common stock until the SAPUs vest and the shares of common stock are issued. No expense was recorded for the SAPUs, as the awards were “out-of-the-money” due to the exercise price exceeding the market price during 2005.
Performance Units
      Before December 2003, performance units had been awarded to certain key employees. The payout for these performance units was contingent upon the annual growth in profits (as defined) over the performance periods. The awards are generally paid in cash. The projected value of these units is accrued and charged to expense over the performance period. The expense recorded for performance units, net of forfeitures, was $5.3, $12.1 and $19.7 during 2005, 2004 and 2003, respectively. In December 2003, the Compensation Committee terminated the existing Performance Units Plan. Final payments under this plan totaling approximately $9.6 are expected to be made in 2006.

Note 16:	Employee Benefits
Pension Plans
      Through March 31, 1998, we had a defined benefit plan (“Domestic Plan”) which covered substantially all regular domestic employees. In 1992, the Domestic Plan was amended to offer new plan participants a cash balance benefit as opposed to a career pay formula benefit which was the previous plan formula prior to the amendment. Under the cash balance benefit, participants were credited with an annual allocation equal to a percentage of their compensation, ranging from 1.5% to 5.0%, based on the participant’s age and years of service. For pre-1992 participants, the benefit is the greater of the cash balance account or the career pay formula benefit. Under the career pay formula benefit, annual accruals were earned based on 1.0% of compensation up to $15,000 (actual number) plus 1.3% of compensation above $15,000 (actual number). Participants are eligible to receive their benefit in the form of a lump sum payment or as an annuity. Effective April 1, 1998, plan participation and benefit accruals for this Domestic Plan were frozen and participants with five or less years of service became fully vested. As of December 31, 2005, there were approximately 4,900 participants (actual number) in the Domestic Plan. Participants with five or more years of participation in the Domestic Plan as of March 31, 1998 retained their vested balances in the Domestic Plan and also became eligible for payments under a new compensation arrangement, the “Supplemental Compensation Plan” (described below). One of our agencies has an additional domestic plan covering approximately 200 employees (actual number). This plan is closed to new participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      We also have numerous plans outside the United States, some of which are funded, while others provide payments at the time of retirement or termination under applicable labor laws or agreements. The Interpublic Pension Plan in the UK (“UK Pension Plan”) is the most material foreign pension plan in terms of the liability and plan assets. The UK Pension Plan is a defined benefit plan offering plan participants a final average pay benefit. Under the final average pay benefit formula, the normal retirement benefit is 1.67% of final average pay per each year of service, where final average pay is the highest consecutive 36 months of pay out of the last ten years prior to retirement. Effective November 1, 2002, the UK Pension Plan was closed to new entrants, but existing participants continue to earn benefits under the plan. New employees after November 1, 2002 may be eligible to join the industry wide plan that operates on a defined contribution basis. As of December 31, 2005, there were approximately 1,800 participants (actual number) in the UK Pension Plan.
      During 2005, we identified certain additional foreign pension plans. We have included the net periodic cost, as well as the benefit obligations and assets related to these plans as of and for the year ended December 31, 2005. The benefit obligations and plan assets are classified as “other” adjustments within the Pension and Postretirement Benefit Obligation table below. These plans do not have a material impact on our Consolidated Balance Sheets or Statements of Operations in 2005 or 2004.
Postretirement Benefit Plans
      Some of our subsidiaries provide postretirement health benefits to eligible employees and their dependents and postretirement life insurance to eligible employees. For domestic employees to be eligible for postretirement health benefits, an employee had to be hired prior to January 1, 1988. Benefits are provided to retirees before and after eligibility for Medicare, and the Company’s cost is limited to $7,000 (actual number) per covered individual pre-Medicare eligibility and $2,000 (actual number) per covered individual post-Medicare eligibility. For both pre-Medicare and post-Medicare retirees, prescription drug coverage is included in the benefits that are subject to the cap. Employees that retired prior to May 1, 1993 and their dependents are not subject to the annual cap on company costs. Retiree contributions are required for pre-Medicare coverage. To be eligible for life insurance, an employee had to be hired prior to December 1, 1961. As of December 31, 2005, there were approximately 1,400 participants (actual number) in the postretirement health benefits plan and approximately 230 participants (actual number) in the postretirement life insurance plan.
      In addition to the participants in the postretirement health benefits plan described above, certain domestic employees of the former True North Communications companies acquired in June 2001 and their dependents are eligible for postretirement health benefits and life insurance. Generally, only employees hired prior to June 22, 2001 are eligible for coverage. Certain cost-sharing features and limitations on Company cost apply to most of these participants. As of December 31, 2005, there were approximately 2,300 participants (actual number) in both the True North postretirement health benefits plan and postretirement life insurance plan.
      Our postretirement health benefits plans are unfunded, and the Company pays claims as presented by the plans’ administrator. The postretirement life insurance plan is insured and the Company pays premiums to the plan administrator.
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of postretirement health benefits plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. The prescription drug benefit provided to certain participants in the postretirement medical plan is at least actuarially equivalent to the Medicare Part D benefit, and, accordingly, we are entitled to a subsidy. Our application for the subsidy for our retirees was accepted by the Department of Health and Human Services, with the exception of certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
participants of the True North postretirement benefit plan, whose benefits we believe are not actuarially equivalent to the Medicare Part D benefit and, therefore, not eligible for the Medicare Part D subsidy. We have adopted FASB Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, prospectively from July 1, 2004. The expected subsidy reduced the accumulated postretirement benefit obligation by $5.0 at adoption, and the net periodic cost by $1.0 and $0.3 for 2005 and 2004, respectively, as compared with the amount calculated without considering the effects of the subsidy.
Pension and Postretirement Net Periodic Cost
      We use a measurement date of December 31 for all material plans. The following table identifies the components of net periodic cost for the domestic pension plans, the principal foreign pension plans, and the post retirement benefit plans.

							Postretirement Benefit
	Domestic Pension Plans			Foreign Pension Plans			Plans

For the Years Ended December 31,	2005	2004	2003	2005	2004	2003	2005	2004	2003

Service cost	$0.7	$0.7	$0.7	$17.2	$17.1	$15.6	$0.7	$0.4	$0.6
Interest cost	8.6	8.7	9.7	21.7	18.1	14.7	3.8	3.9	3.1
Expected return on plan assets	(9.4)	(9.9)	(7.3)	(14.9)	(11.6)	(9.0)	—	—	—
Curtailment gains	—	—	—	(2.2)	—	—	—	—	—
Settlement losses	—	—	—	1.4	—	—	—	—	—
Special termination benefits	—	—	—	4.9	—	—	—	—	—
Amortization of:
Transition obligation	—	—	—	1.4	—	1.4	0.1	0.2	0.2
Prior service cost	(0.2)	(0.1)	(0.2)	0.1	—	0.1	(0.1)	—	—
Unrecognized actuarial losses (gains)	6.3	4.1	6.1	6.7	4.9	3.5	0.9	0.4	(0.1)
Other	—	—	—	0.8	—	—	—	—	—

Net periodic cost	$6.0	$3.5	$9.0	$37.1	$28.5	$26.3	$5.4	$4.9	$3.8

      The weighted-average assumptions used to determine the net periodic cost are as follows:

	Domestic Pension Plans			Foreign Pension Plans			Postretirement Benefit Plans

For the Years Ended December 31,	2005	2004	2003	2005	2004	2003	2005	2004	2003

Discount rate	5.45%	6.15%	6.60%	4.81%	5.20%	5.40%	5.50%	6.25%	6.75%
Rate of compensation increase	N/A	N/A	N/A	3.26%	3.50%	3.10%	N/A	N/A	N/A
Expected return on plan assets	8.63%	8.65%	8.65%	6.28%	6.35%	6.50%	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Pension and Postretirement Benefit Obligation
      We use a measurement date of December 31 for all material plans. The change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the domestic pension plans, the principal foreign pension plans, and the postretirement benefit plans are as follows:

	Domestic Pension		Foreign Pension		Postretirement
	Plans		Plans		Benefit Plans

For the Years Ended December 31,	2005	2004	2005	2004	2005	2004

Change in projected benefit obligation
Projected benefit obligation at January 1	$167.6	$154.8	$447.5	$356.6	$72.2	$62.1
Service cost	0.7	0.7	17.2	17.1	0.7	0.4
Interest cost	8.6	8.7	21.7	18.1	3.8	3.9
Benefits paid	(13.4)	(14.2)	(25.3)	(16.3)	(6.4)	(7.0)
Plan participant contributions	—	—	2.9	2.7	1.4	1.3
Plan amendments	—	—	—	—	(1.2)	—
Actuarial losses	5.5	17.6	49.7	38.8	2.7	11.5
Curtailments	—	—	(2.4)	—	—	—
Settlements	—	—	(5.3)	—	—	—
Special termination benefits	—	—	4.9	—	—	—
Foreign currency effect	—	—	(49.3)	28.8	—	—
Other	—	—	35.5	1.7	—	—

Projected benefit obligation at December 31	$169.0	$167.6	$497.1	$447.5	$73.2	$72.2

Change in fair value of plan assets
Fair value of plan assets at January 1	$119.2	$93.6	$213.6	$179.0	$—	$—
Actual return on plan assets	9.4	7.7	48.0	20.7	—	—
Employer contributions	1.1	32.1	33.0	15.1	5.0	5.7
Plan participant contributions	—	—	2.9	2.7	1.4	1.3
Benefits paid	(13.4)	(14.2)	(25.3)	(16.3)	(6.4)	(7.0)
Settlements	—	—	(5.3)	—	—	—
Foreign currency effect	—	—	(24.6)	13.1	—	—
Other	—	—	33.0	(0.7)	—	—

Fair value of plan assets at December 31	$116.3	$119.2	$275.3	$213.6	$—	$—

Reconciliation of funded status to total amount recognized
Funded status of the plans	$(52.7)	$(48.4)	$(221.8)	$(233.9)	$(73.2)	$(72.2)
Unrecognized net actuarial losses	77.5	78.4	111.9	112.4	22.8	21.0
Unrecognized prior service cost	0.6	0.3	0.2	0.4	(1.1)	—
Unrecognized transition cost	—	—	1.4	3.2	1.1	1.2

Net asset (liability) recognized	$25.4	$30.3	$(108.3)	$(117.9)	$(50.4)	$(50.0)

Amounts recognized in consolidated balance sheet
Accrued benefit liability	$(47.4)	$(43.9)	$(182.0)	$(201.1)	$(50.4)	$(50.0)
Intangible asset	0.6	0.3	1.1	2.9	—	—
Accumulated other comprehensive loss	72.2	73.9	72.6	80.3	—	—

Net asset (liability) recognized	$25.4	$30.3	$(108.3)	$(117.9)	$(50.4)	$(50.0)

Accumulated benefit obligation	$163.7	$163.1	$454.6	$411.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Differences between the aggregate balance sheet amounts listed above and the totals reported in our Consolidated Balance Sheets and our Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) relate to the non-material foreign plans.
      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for domestic pension plans with accumulated benefit obligations in excess of plan assets were $169.0, $163.7 and $116.3, respectively, at December 31, 2005 and $167.6, $163.1 and $119.2, respectively, at December 31, 2004.
      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for foreign pension plans with accumulated benefit obligations in excess of plan assets were $493.7, $452.5 and $271.9, respectively, at December 31, 2005 and $445.3, $409.0 and $211.3, respectively, at December 31, 2004. Our foreign pension plans are largely under funded due to different funding incentives that exist outside of the U.S. In certain countries where we have major operations, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, benefit payments are typically paid directly from our cash as they become due.
      The weighted-average assumptions used in determining the actuarial present value of our benefit obligations are as follows:

	Domestic Pension		Foreign Pension		Postretirement
	Plans		Plans		Benefit Plans

At December 31,	2005	2004	2005	2004	2005	2004

Discount rate	5.41%	5.45%	4.34%	5.00%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	3.28%	3.55%	N/A	N/A
Healthcare cost trend rate assumed for next year Initial rate (weighted-average)					10.00%	9.00%
Year ultimate rate is reached					2015	2012
Ultimate rate					5.50%	5.50%
Determination of Discount Rates
      For the domestic pension and postretirement benefit plans, we determine our discount rate based on the estimated rate at which annuity contracts could be purchased to effectively settle the respective benefit obligations. In determining the discount rate, we utilize a yield curve based on high-quality corporate bonds. Each plan’s projected cash flow is matched to this yield curve and a present value is developed, which is then used to develop a single equivalent discount rate. When identifying the bonds to be used, we exclude bonds with outlier yields as these bonds are more likely to be mispriced or misgraded.
      For the foreign pension plans, we determine a discount rate by referencing market yields on high quality corporate bonds in the local markets with the appropriate term at December 31, 2005.
Determination of the Expected Return on Assets
      For the Domestic Plan, we develop the long-term expected rate of return assumptions which we use to model and determine overall asset allocations. Our rate of return analyses factor in historical trends, current market conditions, risk premiums associated with asset classes, and long-term inflation rates. We determine both a short-term (5-7 year) and long-term (30 year) view and then attempt to select a long-term rate of return assumption that matches the duration of our liabilities. Factors included in the analysis of returns include historical trends of asset class index returns over various market cycles and economic conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Approximately 84% of the foreign plan assets are part of the UK Pension Plan. The UK Pension Plan’s statement of investment principles specifies benchmark allocations by asset category for each investment manager employed, with specified ranges around the central benchmark allocation. For the UK Pension Plan, we determine the expected rate of return by utilizing the current long-term rates of return available on government bonds and applying suitable risk premiums that consider historical market returns and current market expectations.
Asset Allocation
      The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best meet this objective.
      As of December 31, 2005 our domestic and foreign (primarily the UK) pension plan target asset allocations for 2006, as well as the actual asset allocations at December 31, 2005 and 2004, are as follows:

			Plan Assets at December 31,

	2006 Target
	Allocation		Domestic		Foreign

Asset category	Domestic	Foreign	2005	2004	2005	2004

Equity securities	51%	64%	49%	54%	64%	73%
Fixed income securities	27%	28%	23%	21%	28%	18%
Real estate	9%	3%	9%	6%	3%	4%
Other	13%	5%	19%	19%	5%	5%

Total	100%	100%	100%	100%	100%	100%

      The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets.
Healthcare Cost Trend
      Assumed healthcare cost trend rates have a moderate effect on the amounts reported for the postretirement benefit plans. We develop our healthcare cost trend rate assumptions based on data collected on recent trends and forecasts. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect of a one percentage point change in assumed healthcare cost trend
-on total service and interest cost components	$0.1	$(0.1)
-on postretirement benefit obligation	$1.6	$(1.6)
Cash Flows

Contributions
      For 2006, we expect to contribute $17.8 to fund our domestic pension plans, and expect to contribute $22.1 to our foreign pension plans. The minimum funding obligation for 2005 is $0 for our domestic pension plans and $12.7 for our foreign pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Estimated Future Payments
      The following estimated future payments, which reflect future service, as appropriate, are expected to be paid in the years indicated:

	Domestic	Foreign	Postretirement
Years	Pension Plans	Pension Plans	Benefit Plans

2006	$12.1	$15.4	$6.6
2007	13.2	18.3	6.6
2008	13.1	17.2	6.5
2009	12.0	24.0	6.5
2010	12.5	19.2	6.5
2011-2015	59.9	110.0	31.0
      The estimated future payments for our postretirement benefit plans are before any estimated federal subsidies expected to be received under the Act. Federal subsidies are estimated to range from $0.6 in 2006, to $0.9 in 2010 and are estimated to be $5.3 for the period 2011-2015.
Supplemental Compensation Plan
      As discussed above, participants with five or more years of participation in the Domestic Plan as of March 31, 1998 became eligible for payments under the Supplemental Compensation Plan. Under the Supplemental Compensation Plan, each participant is eligible for an annual allocation, which approximates the projected discontinued pension benefit accrual (formerly made under the cash balance formula in the Domestic Plan) plus interest, while they continue to work for us. Participants in active service are eligible to receive up to ten years of allocations coinciding with the number of years of plan participation in the Domestic Plan as of March 31, 1998. After five years of plan participation, a participant starts to receive an annual cash payment equal to 50% of the accumulated plan balance. Participants must be employed with us as of the scheduled payment date to receive a payment. However, a participant is entitled to 100% of the accumulated plan balance at termination of employment if certain age and service requirements are met. Payments began in 2003 and are scheduled to end in 2008. As of December 31, 2005 and 2004, the Supplemental Compensation Plan liability recorded on our Consolidated Balance Sheet was $7.3 and $9.7, respectively. Amounts expensed for the Supplemental Compensation Plan in 2005, 2004 and 2003 were $1.0, $5.4 and $3.4, respectively.
Savings Plans
      We sponsor a defined contribution plan (“Savings Plan”) that covers substantially all domestic employees. The Savings Plan permits participants to make contributions on a pre-tax and/or after-tax basis. The Savings Plan allows participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. We contributed $29.9, $28.0 and $26.9 to the Savings Plan in 2005, 2004 and 2003, respectively.
Deferred Compensation and Benefit Arrangements
      We have deferred compensation arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation, or (ii) result in us contributing an amount to the participant’s account. The arrangements typically provide that the participant will receive the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service or upon retirement or termination. As of December 31, 2005 and 2004, the deferred compensation liability balance recorded on our Consolidated Balance Sheets was $141.3 and $154.3,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
respectively. Amounts expensed for deferred compensation arrangements in 2005, 2004 and 2003 were $10.2, $8.8 and $5.0, respectively.
      We have deferred benefit arrangements with certain key officers and employees which provide participants with an annual payment, payable when the participant attains a certain age and after the participant’s employment has terminated. The deferred benefit liability recorded on our Consolidated Balance Sheets at December 31, 2005 and 2004 was $151.5 and $128.3, respectively. Amounts expensed for deferred benefit arrangements in 2005, 2004 and 2003 were $30.9, $17.1 and $12.7, respectively.
      We use various actuarial methods and assumptions in determining our pension and postretirement benefit costs and obligations, including the discount rate used to determine the present value of future benefits, expected long-term rate of return on plan assets and healthcare cost trend rates. A significant assumption used to estimate certain deferred benefit liabilities is a participant’s retirement age. For one of our more significant deferred benefit arrangements we determined that participants are eligible to retire and begin collecting their deferred benefits at age 60. Historically, based upon prior experience and trending data we assumed that related participants would retire at age 65. However, more recent experience indicates that a majority of eligible participants were retiring and beginning to collect their deferred benefits at age 60. Therefore, in conjunction with our annual review of pension and postretirement benefit assumptions in the fourth quarter of 2005, we revised the assumed retirement age from 65 to 60 within the related deferred benefit liability calculation. As a result of this change in estimate, during the fourth quarter of 2005 the deferred benefit expense increased salaries and related expenses on our Consolidated Statements of Operations by $14.8, with a corresponding increase to the deferred benefit liability.
      We have purchased life insurance policies on participants’ lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2005 and 2004, the cash surrender value of these policies was $132.8 and $141.4, respectively. In addition to the life insurance policies, certain investments are held for the purpose of paying the deferred compensation and deferred benefit liabilities. These investments, along with the life insurance policies, are held in a separate trust and are restricted for the purpose of paying the deferred compensation and the deferred benefit arrangement liabilities. As of December 31, 2005 and 2004, the value of such restricted assets was $86.1 and $80.2, respectively. The short-term investments, long-term investments and cash surrender value of the policies in the trust are included in Other Current Assets, Investments and Other Assets, respectively, on our Consolidated Balance Sheets.
Long-term Disability Plan
      We have a Long-term Disability (“LTD”) plan which provides income replacement benefits to eligible participants who are unable to perform their job duties during the first 24 months of disability. Benefits are continued thereafter, provided the participants receive disability benefits from Social Security. As all income replacement benefits are fully insured, no related obligation is required at December 31, 2005 and 2004. In addition to income replacement benefits, all LTD participants continue to receive medical, dental and life insurance benefits up to age 65 (subject to minimum periods depending on the participants’ age at time of disability). We have recorded an obligation of $9.3 and $6.1 as of December 31, 2005 and 2004, respectively, related to medical, dental benefits and life insurance benefits for LTD participants.
Employee Stock Purchase Plan
      Under the ESPP, employees could purchase our common stock through payroll deductions not exceeding 10% of their compensation. The price an employee paid for a share of stock under the ESPP was 85% of the average market price on the last business day of each month. In 2005, 2004 and 2003, we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
issued 0.1 shares, 0.7 shares and 0.9 shares, respectively, purchased by employees under the ESPP. Shares issued to employees under the ESPP have no impact on our Consolidated Statements of Operations. No stock was purchased under the ESPP during the second quarter of 2005. The ESPP expired effective June 30, 2005 and shares are no longer available for issuance under the ESPP. See Note 22 for discussion of the impact of shares issued to employees under the ESPP upon our adoption of SFAS No. 123R.
      In November 2005, the Company’s stockholders approved the establishment of an Interpublic Group of Companies Employee Stock Purchase Plan (the “2006 Plan”) to replace the previously existing ESPP. Under the 2006 Plan, employees may purchase our common stock through payroll deductions not exceeding 10% of their compensation. The price an employee pays for a share of stock under the 2006 Plan is 90% of the lesser of the market price of a share on the offering date or the market price of a share on the last business day of the offering period of three months. An aggregate of 15.0 shares are reserved for issuance under the 2006 Plan. Beginning on March 17, 2005 and ending on the filing date of this annual report, we were unable to issue securities pursuant to the ESPP or the 2006 Plan due to the SEC’s position concerning our ineligibility to use the applicable registration forms.

Note 17:	Accumulated Other Comprehensive Income (Loss)
      Comprehensive income (loss) is included on the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss). Accumulated other comprehensive loss, net of tax, is reflected in the Consolidated Balance Sheets as follows:

	December 31,

	2005	2004

Foreign currency translation adjustment	$(188.8)	$(145.8)
Adjustment for minimum pension liability, net	(111.4)	(112.8)
Unrealized holding gain on securities, net	24.2	10.0

Accumulated other comprehensive loss, net of tax	$(276.0)	$(248.6)

Note 18:	Derivative and Hedging Instruments
      We periodically enter into interest rate swap agreements and forward contracts to manage exposure to interest rate fluctuations and to mitigate foreign exchange volatility.
Interest Rate Swaps
      During the fourth quarter of 2004, we executed three interest rate swaps which synthetically converted $350.0 of fixed rate debt to floating rates, to hedge a portion of our floating rate exposure on our cash investments. The interest rate swaps effectively converted the $350.0, 6.25% Senior Unsecured Notes due November 2014 to floating rate debt and mature on the same day the debt is due. As of December 31, 2004, the floating rate was approximately 4.2%. Under the terms of the interest rate swap agreement, we paid a floating interest rate, based on one-month LIBOR plus an average spread of 176.6 basis points, and received the fixed interest rate of the underlying bond being hedged. Fair value adjustments decreased the carrying amount of our debt outstanding at December 31, 2004 by approximately $1.7.
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
      We accounted for interest rate swaps related to our existing long-term debt as fair value hedges. As a result, the incremental interest payments or receipts from the swaps were recorded as adjustments to interest expense in the Consolidated Statement of Operations. The interest rate swaps settled on the underlying bond interest payment dates until maturity. There was no assumed hedge ineffectiveness as the interest rate swap terms matched the terms of the hedged bond.
Forward Contracts
      We have entered into foreign currency transactions in which various foreign currencies are bought or sold forward. These contracts were entered into to meet currency requirements arising from specific transactions. The changes in value of these forward contracts have been recorded as other income or expense in our Consolidated Statement of Operations. As of December 31, 2005 and 2004, we had contracts covering approximately $6.2 and $1.8, respectively, of notional amount of currency and the fair value of the forward contracts was negligible.
Other
      The terms of the 4.50% Notes include two embedded derivative instruments and our Series B Preferred Stock include one embedded derivative. The fair value of the three derivatives on December 31, 2005 was negligible.

Note 19:	Financial Instruments
      The following table presents the carrying amounts and fair values of our financial instruments at December 31, 2005 and 2004. The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated their respective fair values at December 31, 2005 and 2004.

	December 31,

	2005		2004

	Book Value	Fair Value	Book Value	Fair Value

Investment securities:
— Marketable securities	$115.6	$115.6	$420.0	$420.0
— Cost investments	120.7	120.7	121.6	121.6
— Other investments	49.9	49.9	47.1	47.1
Long-term debt	(2,149.2)	(2,072.1)	(2,152.0)	(2,447.0)
Financial commitments:
— Other forward contracts	(4.5)	(4.5)	(4.0)	(4.0)
— Put option obligations	—	—	(10.1)	(10.1)
Investment Securities
      Marketable securities consisted primarily of available-for-sale equity securities that are publicly traded and have been reported at fair value with net unrealized gains and losses reported as a component of other comprehensive income. Cost investments consisted primarily of public available-for-sale equity securities accounted for under the cost method. Other investments consisted primarily of investments in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
unconsolidated affiliated companies accounted for under the equity method and have been carried at cost, which approximates fair value. Dividends received from our investments in unconsolidated affiliated companies were $5.9, $9.3 and $8.8 in 2005, 2004 and 2003, respectively, and reduced the carrying values of the related investments. The estimated fair values of financial assets have been determined using available market information and appropriate valuation methodologies. Judgment is required in interpreting market information to develop the estimated fair value amounts, and accordingly, changes in assumptions and valuation methodologies may affect these amounts. In the absence of other evidence, cost is presumed to equal fair value for our cost and other investments. Net unrealized holding gains on our investments were $24.2, $10.0 and $3.4 at December 31, 2005, 2004 and 2003, respectively.
Long-Term Debt
      Long-term debt included variable and fixed rate debt. The fair value of our long-term debt instruments was based on market prices for debt instruments with similar terms and maturities. During 2005 and 2004, we executed four interest rate swaps to hedge a portion of our floating rate debt exposure. The interest rate swaps were subsequently terminated in May of 2005. The fair value of the interest rate swap agreements was estimated based on quotes from the financial institutions of these instruments and represents the estimated amounts that we would expect to receive or pay to terminate the agreements at the reporting date. Fair value adjustments increased/decreased the carrying value of our debt outstanding at December 31, 2004 by approximately $1.7, as discussed in Note 18.
Financial Commitments
      Financial commitments include other forward contracts and put obligations. Other forward contracts related primarily to an obligation to repurchase 49% of the minority-owned equity shares of a consolidated subsidiary, valued pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity. Fair value measurement of the obligation was based upon the amount payable as if the forward contract was settled at December 31, 2005 and 2004. Changes in the fair value of the obligation have been recorded as interest expense or income in the Consolidated Statement of Operations.
      Financial commitments included a written put option representing an obligation to repurchase 40% of the minority-owned equity shares of a consolidated subsidiary as of December 31, 2004. The put option obligation has been marked-to-market by assessing the fair value of the 40% interest as compared to the amount payable if the put option was exercised at December 31, 2004. Changes in the fair value of the put option obligation have been recorded as long-lived asset impairment and other charges in the Consolidated Statement of Operations. During the fourth quarter of 2005, the put option was exercised by the minority owners and the existing put option obligation of $11.5 was relieved against the purchase price paid by the Company.

Note 20:	Segment Information
      As of December 31, 2005, we are organized into five global operating divisions and a group of leading stand-alone agencies. Our operating divisions are grouped into three reportable segments. The IAN reportable segment is comprised of McCann, FCB, Lowe, Draft and our stand-alone agencies. CMG comprises our second reportable segment. Our third reportable segment is comprised of our Motorsports operations, which were sold during 2004 and had immaterial residual operating results in 2005. We also report results for the Corporate group. Future changes to our organizational structure may result in changes to the reportable segment disclosure.
      Within the IAN segment, McCann, FCB, Lowe, Draft and our stand-alone agencies provide a comprehensive array of global communications and marketing services, each offering a distinctive range of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
solutions for our clients. Our leading stand-alone agencies, including Campbell-Ewald, Hill Holliday, Deutsch and Mullen, provide a full range of advertising, marketing communications services and/or marketing services and partner with our global operating divisions as needed. Each of IAN’s operating divisions share economic characteristics, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers. The annual margins of each of the operating divisions may vary due to global economic conditions and client spending. However, based on the respective future prospects of the operating divisions, we believe that the long-term average gross margin of each of these divisions will converge over time and, given the similarity of their operations, they have been aggregated into a single reportable segment.
      CMG, which includes Weber Shandwick, MWW Group, FutureBrand, DeVries, GolinHarris, Jack Morton, and Octagon Worldwide, provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity and strategic marketing consulting. CMG shares some similarities to other service lines offered by IAN, however, on a stand-alone basis, its economic characteristics and expected margin performance are sufficiently different to support CMG as a separate reportable segment. Specifically, CMG’s businesses, on an aggregate basis, have a higher proportion of arrangements for which it acts as principal, a greater proportion of non-global clients and different margins.
      During 2004, we exited our Motorsports business, which owned and operated venue-based motorsports businesses. Other than the recording of long-lived asset impairment and contract termination costs during 2004, the operating results of Motorsports during 2005 and 2004 were not material, and therefore not discussed in detail.
      The profitability measure employed by our chief operating decision makers for allocating resources to operating divisions and assessing operating division performance is operating income (loss), which is calculated by subtracting segment salaries and related expenses and office and general expenses from segment revenue. Amounts reported as segment operating income (loss) exclude the impact of restructuring and impairment charges, as we do not typically consider these charges when assessing operating division performance. The impact of restructuring and impairment charges to each reporting segment are reported separately in Notes 6 and 9, respectively. Segment income (loss) excludes interest income and expense, debt prepayment penalties, investment impairments, litigation charges and other non-operating income. With the exception of excluding certain amounts for reportable segment operating income (loss), all segments follow the same accounting policies as those described in Note 1.
      Certain corporate and other charges are reported as a separate line within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses which are not fully allocated to operating divisions, as shown in the table below. Salaries, benefits and related expenses include salaries, pension, bonus and medical and dental insurance expenses for corporate office employees. Professional fees include costs related to the internal control compliance, cost of Prior Restatement efforts, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Professional fees also include the cost of temporary financial professionals associated with work on our Prior Restatement activities. Rent and depreciation includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost for fire, liability and automobile premiums. Bank fees relate to cash management activity administered by the corporate office. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the revenues of the operating unit. Amounts allocated also include specific

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
charges for information technology related projects which are allocated based on utilization. The following expenses are included in Corporate and Other:

	For the Year Ended December 31,

	2005	2004	2003

Salaries, and related expenses	$201.3	$151.2	$129.0
Professional fees	199.3	145.3	50.6
Rent and depreciation	50.3	38.0	30.6
Corporate insurance	26.0	29.7	26.5
Bank fees	2.2	2.8	1.6
Other	(1.5)	9.6	8.9
Expenses allocated to operating divisions	(161.3)	(133.4)	(118.4)

Total corporate and other	$316.3	$243.2	$128.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Summarized financial information concerning our reportable segments is shown in the following table:

	For the Years Ended December 31,

	2005	2004	2003

Revenue:
IAN	$5,327.8	$5,399.2	$5,140.5
CMG	944.2	935.8	942.4
Motorsports	2.3	52.0	78.8

Consolidated revenue	$6,274.3	$6,387.0	$6,161.7

Segment operating income (loss):
IAN	$249.7	$577.1	$551.6
CMG	53.0	83.7	55.7
Motorsports	0.7	(14.0)	(43.5)
Corporate and other	(316.3)	(243.2)	(128.8)

Total segment operating income	$(12.9)	$403.6	$435.0

Reconciliation of total segment operating income (loss) to loss from continuing operations before provision for income taxes:
Restructuring reversals (charges)	7.3	(62.2)	(172.9)
Long-lived asset impairment and other charges	(98.6)	(322.2)	(294.0)
Motorsports contract termination costs	—	(113.6)	—
Interest expense	(181.9)	(172.0)	(206.6)
Debt prepayment penalty	(1.4)	(9.8)	(24.8)
Interest income	80.0	50.8	39.3
Investment impairments	(12.2)	(63.4)	(71.5)
Litigation reversals (charges)	—	32.5	(127.6)
Other income (expense)	33.1	(10.7)	50.3

Loss from continuing operations before provision for income taxes:	$(186.6)	$(267.0)	$(372.8)

Depreciation and amortization:
IAN	$135.3	$146.5	$171.2
CMG	18.3	22.1	28.5
Motorsports	—	—	3.7
Corporate and other	15.2	16.5	13.1

Total depreciation and amortization	$168.8	$185.1	$216.5

Capital expenditures:
IAN	$89.7	$133.7	$104.0
CMG	14.8	27.1	12.3
Motorsports	—	—	25.7
Corporate and other	36.2	33.2	17.6

Total capital expenditures	$140.7	$194.0	$159.6

Total assets:
IAN	$9,217.1	$9,799.6
CMG	965.9	960.3
Corporate and other	1,762.2	1,493.8

Total assets	$11,945.2	$12,253.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      Revenue and long-lived assets are presented below by major geographic area:

	For the Years Ended December 31,

	2005	2004	2003

Revenue:
US	$3,461.1	$3,509.2	$3,459.3

International:
UK	619.3	654.1	662.6
All Other Europe	1,143.4	1,219.3	1,130.5
Asia Pacific	473.0	474.7	429.4
Latin America	275.2	240.8	233.3
Other	302.3	288.9	246.6

Total international	2,813.2	2,877.8	2,702.4

Total consolidated	$6,274.3	$6,387.0	$6,161.7

Long-Lived Assets:
US	$2,733.6	$2,721.7

International:
UK	306.9	296.9
All Other Europe	615.2	852.5
Asia Pacific	119.1	127.7
Latin America	144.9	139.4
Other	230.8	223.2

Total international	1,416.9	1,639.7

Total consolidated	$4,150.5	$4,361.4

      Revenue is attributed to geographic areas based on where the services are performed. Property and equipment is allocated based upon physical location. Intangible assets, other assets and investments are allocated based on the location of the related operations.
      Our largest client contributed approximately 8% in 2005, 7% in 2004 and 8% in 2003 to revenue. Our second largest client contributed approximately 3% in 2005, 3% in 2004 and 3% in 2003 to revenue. The IAN segment reported the majority of the revenue for both clients in all periods.

Note 21:	Commitments and Contingencies

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

	For the Years Ended
	December 31,

	2005	2004	2003

Gross rent expense	$404.4	$433.0	$440.2
Third-party sublease rental income	(25.4)	(24.6)	(31.6)

Net rent expense	$379.0	$408.4	$408.6

      Future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are as follows:

	Gross	Sublease
	Rent	Rental	Net Rent
Period	Expense	Income	Expense

2006	$335.5	$(48.4)	$287.1
2007	292.1	(41.9)	250.2
2008	257.0	(34.5)	222.5
2009	225.6	(31.0)	194.6
2010	195.3	(23.1)	172.2
2011 and thereafter	862.3	(68.7)	793.6

Total	$2,167.8	$(247.6)	$1,920.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The following contingent acquisition obligations are net of compensation expense, except as noted below, as defined by the terms and conditions of the respective acquisition agreements and employment terms of the former owners of the acquired businesses. This future expense will not be allocated to the assets and liabilities acquired. As of December 31, 2005, our estimated contingent acquisition obligations are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

Deferred Acquisition Payments
Cash	$18.3	$1.8	$0.9	$10.5	$—	$—	$31.5
Stock	11.3	0.3	—	—	—	—	11.6
Put Options with Consolidated Affiliates *
Cash	23.4	2.3	11.4	2.8	1.8	2.9	44.6
Stock	0.1	0.3	0.5	—	—	—	0.9
Put Options with Unconsolidated Affiliates *
Cash	1.3	2.5	11.5	0.3	—	—	15.6
Stock	0.4	1.0	0.6	0.3	—	—	2.3
Call Options with Consolidated Affiliates *
Cash	3.3	0.4	0.4	0.1	2.7	—	6.9
Stock	0.1	—	—	—	—	—	0.1

Subtotal — Cash	46.3	7.0	24.2	13.7	4.5	2.9	98.6
Subtotal — Stock	11.9	1.6	1.1	0.3	—	—	14.9

Total Contingent Acquisition Payments	$58.2	$8.6	$25.3	$14.0	$4.5	$2.9	$113.5

      In accounting for acquisitions, we recognize deferred payments and purchases of additional interests after the effective date of purchase that are contingent upon the future employment of owners as compensation expense in our Consolidated Statements of Operations. As of December 31, 2005 our estimated contingent acquisition payments with associated compensation expense impacts are as follows:

Compensation Expenses Related Payments	2006	2007	2008	2009	2010	Thereafter	Total

Cash	$16.6	$0.8	$12.8	$5.4	$1.3	$0.9	$37.8
Stock	0.1	—	—	—	—	—	0.1

Subtotal	16.7	0.8	12.8	5.4	1.3	0.9	37.9

Total Payments	$74.9	$9.4	$38.1	$19.4	$5.8	$3.8	$151.4

*	We have entered into certain acquisitions that contain both put and call options with similar terms and conditions. In such instances, we have included the related estimated contingent acquisition obligations with put options.
      We maintain certain put options with consolidated affiliates that are exercisable at the discretion of the minority owners as of December 31, 2005. These put options are assumed to be exercised in the earliest possible period subsequent to December 31, 2005. Therefore, the related estimated acquisition payments of $33.5 have been included within the total payments expected to be made in 2006 in the table above. These payments, if not made in 2006, will continue to carry-forward into 2007 or beyond until they are exercised or expire.
      The 2006 obligations relate primarily to acquisitions that were completed prior to December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
     Legal Matters

Shares Deliverable Under Securities Class Actions
      In the fourth quarter of 2004, we reached a final settlement of the consolidated class action shareholders suits against us. The class actions were filed against the Company and certain of our present and former directors and officers on behalf of a purported class of purchasers of our stock shortly after our August 13, 2002 announcement regarding the restatement of our previously reported earnings for the periods January 1, 1997 through March 31, 2002. Under the terms of the settlement, we agreed to issue a total of 6.6 shares of our common stock. During the fourth quarter of 2004, we issued 0.8 of the shares to the plaintiffs’ counsel as payment for their fee and will issue the remaining 5.8 shares once the appropriate allocation of the shares is made by plaintiffs’ counsel. Beginning in the fourth quarter of 2004, the 6.6 shares have been included in our shares of common stock outstanding for purposes of determining earnings (loss) per share.

SEC Investigation
      The SEC opened a formal investigation in response to the restatement we first announced in August 2002 and, as previously disclosed, the SEC staff’s investigation has expanded to encompass our Prior Restatement. In particular, since we filed our 2004 Form 10-K, we have received subpoenas from the SEC relating to matters addressed in our Prior Restatement. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but because the investigation is ongoing, in particular with respect to the Prior Restatement, we cannot reasonably estimate either the timing of a resolution or the amount. Accordingly, we have not yet established any accounting provision relating to these matters.

Other Legal Matters
      We are involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition, results of operations or our cash flows.

Note 22:	Recent Accounting Standards
      In November 2005, the FASB issued FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. This FSP specifically nullifies the requirements of paragraphs 10-18 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and references existing other-than-temporary impairment guidance. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP No. FAS 115-1 & FAS 124-1 to have a material impact on our Consolidated Balance Sheet or Statement of Operations.
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
      In March 2005, FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, was issued, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. We adopted the provisions of FIN No. 47 during the quarter ended December 31, 2005. The adoption of FIN No. 47 did not have a material impact on our Consolidated Balance Sheet or Statement of Operations.
      In December 2004, SFAS No. 123R (revised 2004), Share-Based Payment, was issued, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and the shares issued under our employee stock purchase plan to be recognized in the financial statements based on their fair values, as of the beginning of the first fiscal year that starts after June 15, 2005. We are required to adopt SFAS No. 123R effective January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In March 2005, SAB No. 107, Share-Based Payment, was issued regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. At adoption, we plan to use the modified prospective method which requires expense recognition for all unvested and outstanding awards and any awards granted thereafter. The adoption of SFAS No. 123R is expected to result in an increase in compensation expense for the year ended December 31, 2006 of approximately $6.3, as compared with the expense that would have been recognized under our prior accounting policy.
      In November 2005, the FASB issued FSP FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). FSP 123R-3 provides an elective alternative simplified method to calculate the windfall tax pool (the “APIC pool”). Under this FSP, a company may calculate the beginning balance of the APIC pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123R. We are currently evaluating this alternative transition method and have until December 31, 2006 to make our one-time election. We do not expect the adoption of FSP 123R-3 to have a material impact on our Consolidated Balance Sheet or Statement of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The adoption of the following accounting pronouncements during 2005 did not have a material impact on our Consolidated Balance Sheet or Statement of Operations:

•	EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination;

•	EITF Issue No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue 00-19;

•	EITF Issue No. 03-13, Applying the Condition in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations;

•	FSP No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period;

•	FSP No. APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.

Note 23:	Results by Quarter (Unaudited)
      The first set of tables below presents unaudited quarterly financial information for 2005 and 2004. The 2005 amounts presented have been restated from those previously reported on Form 10-Q for the applicable periods. The tables below also set forth, for each of the quarters and for each of the interim balance sheet dates presented the amounts of the restatement adjustments and a reconciliation from previously reported amounts to restated amounts.
      The quarterly restatement adjustments relate primarily to accounting for goodwill impairments, revenue recognition and a number of miscellaneous items including accounting for leases and international compensation arrangements. The third set of tables below summarizes, for each of the quarters and for each of the interim balance sheet dates presented, the impact of each category of adjustment on previously reported revenue, operating income (loss), income (loss) from continuing operations before provision for income taxes, net income (loss) and earnings per share, and assets, liabilities and stockholders’ equity. Below is a description of the restatement adjustments.
      Goodwill Impairment: Adjustments were made to properly record goodwill impairment at a reporting unit within our sports and marketing business.
      Revenue Recognition related to Customer Contracts: Adjustments were recorded to properly state the revenue in accordance with the terms of customer contracts and our policies. In certain transactions with our customers the persuasive evidence of the customer arrangement was not always adequate to support revenue recognition, or the timing of revenue recognition did appropriately follow the specific contract terms.
      Other Adjustments: We have identified other items which do not conform to GAAP and recorded adjustments to our 2005 Consolidated Financial Statements which relate to previously reported periods. Cash and accounts payable balances were increased due to the identification of cash accounts held on behalf of our clients.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
Results by Quarter (Unaudited)

	Three Months		Three Months		Three Months		Three Months
	Ended March 31,		Ended June 30,		Ended September 30,		Ended December 31,

	2005	2004	2005	2004	2005	2004	2005	2004

	(Restated)		(Restated)		(Restated)
REVENUE	$1,328.2	$1,389.4	$1,610.7	$1,512.8	$1,439.7	$1,519.1	$1,895.7	$1,965.7

OPERATING (INCOME) EXPENSES:
Salaries and related expenses	975.1	887.0	953.7	898.7	962.8	925.4	1,107.5	1,021.9
Office and general expenses	529.1	510.7	543.4	552.8	578.5	556.6	637.1	630.3
Restructuring charges (reversals)	(6.9)	61.6	(1.9)	3.9	0.1	1.1	1.4	(4.4)
Long-lived asset impairment and other charges	—	5.7	—	3.1	6.5	307.6	92.1	5.8
Motorsports contract termination costs	—	—	—	80.0	—	33.6	—	—

Total operating (income) expenses	1,497.3	1,465.0	1,495.2	1,538.5	1,547.9	1,824.3	1,838.1	1,653.6

OPERATING INCOME (LOSS)	(169.1)	(75.6)	115.5	(25.7)	(108.2)	(305.2)	57.6	312.1

EXPENSES AND OTHER INCOME:
Interest expense	(46.9)	(43.6)	(42.2)	(41.8)	(46.7)	(42.3)	(46.1)	(44.3)
Debt prepayment penalty	—	—	—	—	(1.4)	—	—	(9.8)
Interest income	14.9	9.8	16.5	10.4	21.8	11.1	26.8	19.5
Investment impairments	—	(3.2)	(3.6)	—	(1.5)	(33.8)	(7.1)	(26.4)
Litigation reversal	—	—	—	—	—	—	—	32.5
Other income (expense)	14.7	1.3	4.3	2.2	0.7	(0.7)	13.4	(13.5)

Total expenses and other income	(17.3)	(35.7)	(25.0)	(29.2)	(27.1)	(65.7)	(13.0)	(42.0)

Income (loss) from continuing operations before provision for income taxes	(186.4)	(111.3)	90.5	(54.9)	(135.3)	(370.9)	44.6	270.1
Provision (benefit) for income taxes	(40.6)	(29.0)	79.9	30.6	(34.8)	130.0	77.4	130.6

Income (loss) from continuing operations of consolidated companies	(145.8)	(82.3)	10.6	(85.5)	(100.5)	(500.9)	(32.8)	139.5
Income applicable to minority interests (net of tax)	(1.2)	(2.6)	(3.7)	(4.2)	(4.6)	(4.4)	(7.2)	(10.3)
Equity in net income of unconsolidated affiliates (net of tax)	0.6	1.1	2.3	1.3	2.3	2.3	8.1	1.1

Income (loss) from continuing operations	(146.4)	(83.8)	9.2	(88.4)	(102.8)	(503.0)	(31.9)	130.3
Income from discontinued operations (net of tax)	—	—	—	—	—	6.5	9.0	—

Net income (loss)	(146.4)	(83.8)	9.2	(88.4)	(102.8)	(496.5)	(22.9)	130.3
Dividends on preferred stock	5.0	4.8	5.0	5.0	5.0	5.0	11.3	5.0

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(151.4)	$(88.6)	$4.2	$(93.4)	$(107.8)	$(501.5)	$(34.2)	$125.3

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.36)	$(0.21)	$0.01 **	$(0.23)	$(0.25)	$(1.22)	$(0.10)	$0.25 **
Discontinued operations	—	—	—	—	—	0.02	0.02	—

Total	$(0.36)	$(0.21)	$0.01	$(0.23)	$(0.25)	$(1.21)*	$(0.08)	$0.25

Diluted:
Continuing operations	$(0.36)	$(0.21)	$0.01 **	$(0.23)	$(0.25)	$(1.22)	$(0.10)	$0.22 **
Discontinued operations	—	—	—	—	—	0.02	0.02	—

Total	$(0.36)	$(0.21)	$0.01	$(0.23)	$(0.25)	$(1.21)*	$(0.08)	$0.22

Weighted-average shares:
Basic	423.8	413.3	424.8	414.6	425.3	415.4	425.5	417.8
Diluted	423.8	413.3	429.6	414.6	425.3	415.4	425.5	518.9

*	Does not add due to rounding.

**	Due to the existence of income from continuing operations, basic and diluted EPS have been calculated using the two-class method pursuant to EITF Issue No. 03-6 for the quarters ended June 30, 2005 and December 31, 2004. For the quarter ended June 30, 2005, the two-class method resulted in a decrease of $0.7 in net income (numerator) for both basic and diluted EPS calculations. For the quarter ended December 31, 2004, the two-class method resulted in a decrease of $22.6 and $12.2 in net income (numerator) for the basic and diluted EPS calculations, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	2005

	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		June 30,		September 30,

	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

REVENUE	$1,330.3	$1,328.2	$1,616.2	$1,610.7	$1,442.2	$1,439.7

OPERATING (INCOME) EXPENSES:
Salaries and related expenses	973.9	975.1	951.8	953.7	959.8	962.8
Office and general expenses	528.0	529.1	542.0	543.4	579.9	578.5
Restructuring charges (reversals)	(6.9)	(6.9)	(1.9)	(1.9)	(0.9)	0.1
Long-lived asset impairment and other charges	—	—	—	—	0.7	6.5
Motorsports contract termination costs	—	—	—	—	—	—

Total operating (income) expenses	1,495.0	1,497.3	1,491.9	1,495.2	1,539.5	1,547.9

OPERATING INCOME (LOSS)	(164.7)	(169.1)	124.3	115.5	(97.3)	(108.2)

EXPENSES AND OTHER INCOME:
Interest expense	(46.9)	(46.9)	(42.2)	(42.2)	(46.7)	(46.7)
Debt prepayment penalty	—	—	—	—	(1.4)	(1.4)
Interest income	14.9	14.9	16.5	16.5	21.8	21.8
Investment impairments	—	—	(3.6)	(3.6)	(1.5)	(1.5)
Litigation charges	—	—	—	—	—	—
Other income	14.4	14.7	4.7	4.3	0.8	0.7

Total expenses and other income	(17.6)	(17.3)	(24.6)	(25.0)	(27.0)	(27.1)

Income (loss) from continuing operations before provision for income taxes	(182.3)	(186.4)	99.7	90.5	(124.3)	(135.3)
Provision (benefit) for income taxes	(39.1)	(40.6)	83.8	79.9	(29.9)	(34.8)

Income (loss) from continuing operations of consolidated companies	(143.2)	(145.8)	15.9	10.6	(94.4)	(100.5)
Income applicable to minority interests (net of tax)	(1.2)	(1.2)	(3.7)	(3.7)	(4.6)	(4.6)
Equity in net income of unconsolidated affiliates (net of tax)	0.6	0.6	2.3	2.3	2.4	2.3

Net income (loss)	(143.8)	(146.4)	14.5	9.2	(96.6)	(102.8)
Dividends on preferred stock	5.0	5.0	5.0	5.0	5.0	5.0

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(148.8)	$(151.4)	$9.5	$4.2	$(101.6)	$(107.8)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.35)	$(0.36)	$0.02 *	$0.01 *	$(0.24)	$(0.25)
Discontinued operations	—	—	—	—	—	—

Total	$(0.35)	$(0.36)	$0.02	$0.01	$(0.24)	$(0.25)

Diluted:
Continuing operations	$(0.35)	$(0.36)	$0.02 *	$0.01 *	$(0.24)	$(0.25)
Discontinued operations	—	—	—	—	—	—

Total	$(0.35)	$(0.36)	$0.02	$0.01	$(0.24)	$(0.25)

Weighted-average shares:
Basic	423.8	423.8	424.8	424.8	425.3	425.3
Diluted	423.8	423.8	429.6	429.6	425.3	425.3

*	Due to the existence of income from continuing operations, basic and diluted EPS have been calculated using the two-class method pursuant to EITF Issue No. 03-6 for the quarter ended June 30, 2005. For the quarter ended June 30, 2005 as previously reported, the two-class method resulted in a decrease of $1.7 in net income (numerator) for both basic and diluted EPS calculations. For the quarter ended June 30, 2005 as restated, the two-class method resulted in a decrease of $0.7 in net income (numerator) for both basic and diluted EPS calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	2005

	As of March 31,		As of June 30,		As of September 30,

	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

ASSETS:
Cash and cash equivalents	$1,549.5	$1,549.5	$1,588.0	$1,588.0	$1,352.0	$1,351.8
Marketable securities	1.2	1.2	1.3	1.3	2.0	2.0
Accounts receivable, net	3,986.5	3,986.5	4,208.9	4,209.0	3,795.6	3,796.5
Expenditures billable to clients	1,044.5	1,044.5	1,111.0	1,111.6	1,104.5	1,105.4
Deferred income taxes	310.9	311.9	268.8	272.8	268.9	277.2
Prepaid expenses and other current assets	187.5	187.4	170.1	170.0	175.3	174.3

Total current assets	7,080.1	7,081.0	7,348.1	7,352.7	6,698.3	6,707.2
Land, buildings and equipment, net	703.3	702.7	682.5	681.4	673.8	672.3
Deferred income taxes	264.9	265.1	245.4	245.6	295.5	295.7
Investments	180.5	180.5	175.5	175.4	169.2	169.0
Goodwill	3,141.0	3,141.0	3,145.6	3,145.1	3,165.8	3,159.5
Other assets	324.6	324.6	319.8	319.8	316.4	316.5

Total non-current assets	4,614.3	4,613.9	4,568.8	4,567.3	4,620.7	4,613.0

TOTAL ASSETS	$11,694.4	$11,694.9	$11,916.9	$11,920.0	$11,319.0	$11,320.2

LIABILITIES:
Accounts payable	$4,327.2	$4,329.2	$4,594.0	$4,601.2	$4,238.8	$4,249.2
Accrued liabilities	2,493.8	2,495.0	2,463.8	2,465.8	2,279.2	2,281.4
Short-term debt	337.2	337.2	332.6	332.6	66.7	66.7

Total current liabilities	7,158.2	7,161.4	7,390.4	7,399.6	6,584.7	6,597.3
Long-term debt	1,923.9	1,923.9	1,933.5	1,933.5	2,184.0	2,184.0
Deferred compensation and employee benefits	571.2	571.4	575.8	577.5	583.8	585.7
Other non-current liabilities	422.4	422.1	404.1	404.1	429.4	430.3
Minority interests in consolidated subsidiaries	50.9	50.9	45.5	45.5	44.5	44.5

Total non-current liabilities	2,968.4	2,968.3	2,958.9	2,960.6	3,241.7	3,244.5

TOTAL LIABILITIES	10,126.6	10,129.7	10,349.3	10,360.2	9,826.4	9,841.8

STOCKHOLDERS’ EQUITY:
Preferred Stock	373.7	373.7	373.7	373.7	373.7	373.7
Common Stock	42.6	42.6	42.7	42.7	43.0	43.0
Additional paid-in capital	2,212.5	2,212.5	2,226.3	2,226.3	2,275.2	2,275.2
Accumulated deficit	(722.0)	(724.5)	(707.6)	(715.3)	(804.2)	(818.1)
Accumulated other comprehensive loss, net	(264.1)	(264.2)	(290.8)	(290.9)	(275.1)	(275.4)

	1,642.7	1,640.1	1,644.3	1,636.5	1,612.6	1,598.4
Less:
Treasury stock, at cost	(14.0)	(14.0)	(14.0)	(14.0)	(14.0)	(14.0)
Unamortized deferred compensation	(60.9)	(60.9)	(62.7)	(62.7)	(106.0)	(106.0)
TOTAL STOCKHOLDERS’ EQUITY	1,567.8	1,565.2	1,567.6	1,559.8	1,492.6	1,478.4

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$11,694.4	$11,694.9	$11,916.9	$11,920.0	$11,319.0	$11,320.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	2005

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31,		June 30,		September 30,

	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(334.5)	$(339.9)	$(231.8)	$(231.6)	$(359.8)	$(369.8)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, including deferred payments, net of cash acquired	(16.6)	(12.5)	(55.5)	(50.8)	(86.4)	(81.7)
Capital expenditures	(32.6)	(31.8)	(65.5)	(64.0)	(99.2)	(97.0)
Proceeds from sales of businesses and fixed assets	1.8	1.8	7.9	7.9	10.8	10.8
Proceeds from sales of investments	20.6	20.6	40.4	40.4	63.7	63.7
Purchase of investments	(13.5)	(13.5)	(18.4)	(18.4)	(34.3)	(34.3)
Maturities of short-term marketable securities	669.0	669.0	689.7	689.7	689.5	689.5
Purchases of short-term marketable securities	(270.0)	(270.0)	(270.4)	(270.4)	(271.3)	(271.3)

Net cash provided by investing activities	358.7	363.6	328.2	334.4	272.8	279.7

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term bank borrowings	8.8	8.8	(12.1)	(12.1)	(25.6)	(25.6)
Payments of long-term debt	(0.3)	(0.3)	(0.6)	(0.6)	(257.1)	(257.1)
Proceeds from long-term debt	1.9	1.9	2.0	2.0	252.3	252.3
Debt issuance costs	(6.3)	(6.3)	(9.7)	(9.7)	(17.6)	(17.6)
Preferred stock dividends	(5.0)	(5.0)	(10.0)	(10.0)	(15.0)	(15.0)
Issuance of common stock, net of issuance costs	0.3	0.3	13.7	4.9	0.2	0.2
Distributions to minority interests	(4.7)	(4.7)	(10.9)	(10.9)	(18.7)	(18.7)

Net cash used in financing activities	(5.3)	(5.3)	(27.6)	(36.4)	(81.5)	(81.5)

Effect of exchange rates on cash and cash equivalents	(19.8)	(19.3)	(31.2)	(28.8)	(29.9)	(27.0)

Increase (decrease) in cash and cash equivalents	(0.9)	(0.9)	37.6	37.6	(198.4)	(198.6)
Cash and cash equivalents at beginning of year	1,550.4	1,550.4	1,550.4	1,550.4	1,550.4	1,550.4

Cash and cash equivalents at end of period	$1,549.5	$1,549.5	$1,588.0	$1,588.0	$1,352.0	$1,351.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
      The following tables summarize, for each of the 2005 quarters, the impact of each category of adjustment on previously reported revenue, operating income (loss), income (loss) from continuing operations before provision for income taxes, net income (loss) and earnings per share, and assets, liabilities and stockholders’ equity.

	Impact of Adjustments on Revenue

	For the Quarter Ended

	3/31/2005	6/30/2005	9/30/2005

As previously reported	$1,330.3	$1,616.2	$1,442.2
Revenue recognition	(2.2)	(3.6)	(3.5)
Other adjustments	0.1	(1.9)	1.0

Total restatement adjustments	(2.1)	(5.5)	(2.5)

As restated	$1,328.2	$1,610.7	$1,439.7

	Impact of Adjustments on Operating
	Income (Loss)

	For the Quarter Ended

	3/31/2005	6/30/2005	9/30/2005

As previously reported	$(164.7)	$124.3	$(97.3)
Revenue recognition	(1.9)	(3.1)	(2.8)
Goodwill	—	—	(5.8)
Other adjustments	(2.5)	(5.7)	(2.3)

Total restatement adjustments	(4.4)	(8.8)	(10.9)

As restated	$(169.1)	$115.5	$(108.2)

	Impact of Adjustments on Income
	(Loss) from Continuing Operations
	before Provision for Income Taxes

	For the Quarter Ended

	3/31/2005	6/30/2005	9/30/2005

As previously reported	$(182.3)	$99.7	$(124.3)
Revenue recognition	(1.9)	(3.1)	(2.8)
Goodwill	—	(0.5)	(5.8)
Other adjustments	(2.2)	(5.6)	(2.4)

Total restatement adjustments	(4.1)	(9.2)	(11.0)

As restated	$(186.4)	$90.5	$(135.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	Impact of Adjustments on Net Income (Loss)
	and Earnings (Loss) per Share

	For the Quarter Ended

	3/31/2005	6/30/2005	9/30/2005

Net income (loss) as previously reported	$(143.8)	$14.5	$(96.6)
Restatement adjustments (pre-tax):
Revenue recognition	(1.9)	(3.1)	(2.8)
Goodwill	—	(0.5)	(5.8)
Other adjustments	(2.2)	(5.6)	(2.4)

Total restatement adjustments (pre-tax)	(4.1)	(9.2)	(11.0)

Tax adjustments	(1.5)	(3.9)	(4.8)

Total net restatement adjustments	(2.6)	(5.3)	(6.2)

Net income (loss) as restated	$(146.4)	$9.2	$(102.8)

Earnings (loss) per share of common stock:
Basic
As previously reported	$(0.35)	$0.02	$(0.24)
Effect of restatement	(0.01)	(0.01)	(0.01)

As restated	$(0.36)	$0.01	$(0.25)

Weighted-average shares	423.8	424.8	425.3
Diluted
As previously reported	$(0.35)	$0.02	$(0.24)
Effect of restatement	(0.01)	(0.01)	(0.01)

As restated	$(0.36)	$0.01	$(0.25)

Weighted-average shares	423.8	429.6	425.3

	Impact of Adjustments on Consolidated Balance Sheet Accounts

	As of March 31, 2005			As of June 30, 2005

	Total	Total	Stockholders’	Total	Total	Stockholders’
	Assets	Liabilities	Equity	Assets	Liabilities	Equity

As previously reported	$11,694.4	$10,126.6	$1,567.8	$11,916.9	$10,349.3	$1,567.6
Revenue recognition	0.1	2.0	(1.9)	0.3	5.2	(4.9)
Goodwill	—	—	—	(0.5)	—	(0.5)
Other adjustments	(0.8)	1.4	(2.2)	(0.9)	6.8	(7.7)
Tax adjustments	1.2	(0.3)	1.5	4.2	(1.1)	5.3

Total restatement adjustments	0.5	3.1	(2.6)	3.1	10.9	(7.8)

As restated	$11,694.9	$10,129.7	$1,565.2	$11,920.0	$10,360.2	$1,559.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	As of September 30, 2005

			Stockholders’
	Total Assets	Total Liabilities	Equity

As previously reported	$11,319.0	$9,826.4	$1,492.6
Revenue Recognition	0.5	8.3	(7.8)
Goodwill	(6.3)	—	(6.3)
Other adjustments	(1.5)	8.8	(10.3)
Tax adjustments	8.5	(1.7)	10.2

Total restatement adjustments	1.2	15.4	(14.2)

As restated	$11,320.2	$9,841.8	$1,478.4

SCHEDULE II — 1 of 2
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in Millions)
For the Three Years Ended December 31, 2005

Column A	Column B	Column C	Column D		Column E		Column F

	Additions/(Deductions)

	Balance at	Charged to	Charged				Balance
	Beginning	Costs &	to Other				at End
Description	of Period	Expenses	Accounts		Deductions		of Period

Allowance for Doubtful Accounts — deducted from Accounts Receivable in the Consolidated Balance Sheet:
2005	$136.1	$16.9	$—		$(3.3	)(4)	$105.5
			$(2.7	) (2)	$(32.9	) (5)
			$—		$(8.6	)(6)
2004	$134.1	$36.7	$—		$(3.0	)(4)	$136.1
			$(0.8	) (2)	$(45.6	) (5)
			$6.8	(3)	$7.9	(6)
2003	$138.3	$32.6	$8.5	(1)	$(2.3	)(4)	$134.1
			$(2.1	) (2)	$(34.0	) (5)
					$(6.9	)(6)

(1)	Allowance for doubtful accounts of acquired and newly consolidated companies.

(2)	Miscellaneous.

(3)	Reclassifications.

(4)	Dispositions.

(5)	Uncollectible accounts written off.

(6)	Foreign currency translation adjustment.

SCHEDULE II — 2 of 2
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND ITS SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in Millions)
For the Three Years Ended December 31, 2005

Column A	Column B	Column C	Column D		Column E	Column F

	Additions

	Balance at	Charged to	Charged			Balance
	Beginning	Costs &	to Other			at End
Description	of Period	Expenses	Accounts		Deductions	of Period

Valuation Allowance — deducted from Deferred Income Taxes on the Consolidated Balance Sheet:
2005	$488.6	$69.9	$(57.5)		$—	$501.0
2004	$252.6	$236.0	$—		$—	$488.6
2003	$123.9	$111.4	$17.3	(1)	$—	$252.6

(1)	Included in discontinued operations related to NFO.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      Management’s Assessment on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm located in Item 8 are incorporated by reference herein.
Disclosure controls and procedures
      We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Our evaluation has disclosed numerous material weaknesses in our internal control over financial reporting as noted in Management’s Assessment on Internal Control over Financial Reporting located in Item 8. Material weaknesses in internal controls may also constitute deficiencies in our disclosure controls and procedures. Based on an evaluation of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of December 31, 2005, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. However, based on work performed to date, management believes that there are no material inaccuracies or omissions of any material fact in this 2005 Annual Report. Management, to the best of its knowledge, believes that the financial statements contained in the 2005 Annual Report are fairly presented in all material respects.
      There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in internal control over financial reporting
      We have assessed our internal control over financial reporting as of December 31, 2005 and reported on our assessment in Item 8 of this report.
      There has been no change in internal control over financial reporting in the fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to develop a remediation plan to address the material weaknesses in our internal control over financial reporting. The development of our remediation plan is described in Remediation of Material Weaknesses in Internal Control over Financial Reporting in Item 8. We expect that the implementation of this plan will extend into 2006 and beyond.

Item 9B.	Other Information
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of Interpublic
      The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Corporate Governance Practices and Board Matters” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement, except for the description of the Company’s Executive Officers which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of Interpublic.”
NYSE Certification
      In 2005, our CEO provided the Annual CEO Certification to the NYSE, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference to the “Compensation of Executive Officers” section and the “Report of the Compensation Committee of the Board of Directors” section of the Proxy Statement. Such incorporation by reference shall not be deemed to incorporate specifically by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this Item is incorporated by reference to the “Outstanding Shares” section and the “Compensation of Executive Officers — Equity Compensation Plan Information Table” section of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference to the “Related Party Transactions” section of the Proxy Statement. Such incorporation by reference shall not be deemed to incorporate specifically by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated by reference to the “Appointment of Independent Auditors” section of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
      (a) Listed below are all financial statements, financial statement schedules and exhibits filed as part of this Report on Form 10-K.

1.	Financial Statements:
The Interpublic Group of Companies, Inc. and Subsidiaries Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:
Valuation and Qualifying Accounts (for the three years ended December 31, 2005)
All other schedules are omitted because they are not applicable.

3.	Exhibits:
(Numbers used are the numbers assigned in Item 601 of Regulation S-K and the EDGAR Filer Manual. An additional copy of this exhibit index immediately precedes the exhibits filed with this Report on Form 10-K and the exhibits transmitted to the SEC as part of the electronic filing of this Report.)

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of the Registrant, as amended through October 24, 2005, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2005.
3(ii)	By-Laws of the Registrant, as amended and restated through January 18, 2005, are incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.
4(iii)(A)	Certificate of Designations of 5 3/8% Series A Mandatory Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on December 17, 2003 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2003.
4(iii)(B)	Certificate of Designations of 5.25% Series B Cumulative Convertible Perpetual Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on October 24, 2005 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2005.
4(iii)(C)	Senior Debt Indenture, dated as of October 20, 2000 (the “2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.

Exhibit No.	Description

4(iii)(D)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.
4(iii)(E)	Second Supplemental Indenture, dated as of December 14, 2001, to the 2000 Indenture, with respect to the Zero-Coupon Convertible Senior Notes due 2021 is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 5, 2002.
4(iii)(F)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.
4(iii)(G)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(H)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(I)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.
4(iii)(J)	Senior Debt Indenture dated as of November 12, 2004 (the “2004 Indenture”), between the Registrant and Suntrust Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.
4(iii)(K)	First Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 5.40% Notes due 2009 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(L)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(M)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(N)	Fourth Supplemental Indenture, dated as of March 29, 2005, to the 2004 Indenture, as modified by the First Supplemental Indenture, dated as of November 18, 2004, with respect to the 5.40% Senior Unsecured Notes due 2009 is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(O)	Fifth Supplemental Indenture, dated as of July 25, 2005, to the 2004 Indenture, with respect to the Floating Rate Notes due 2008 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2005.

Exhibit No.	Description

10(i)(A)	Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10(i)(G) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on September 30, 2005.
10(i)(B)	Amendment No. 1, dated as of October 17, 2005, to the Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005.
10(i)(C)	Amendment No. 2, dated as of September 30, 2005, to the Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10(i)(C) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 9, 2005.
10(i)(D)	Amendment No. 3, dated as of December 31, 2005, to the Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent.
10(i)(E)	Letter Agreement, dated as of March 21, 2006, between the Registrant and the Lenders party to the Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent, waiving breaches of the 3-Year Credit Agreement.
Management contracts and compensation plans and arrangements:
(i) Michael Roth
10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(2)	Executive Severance Agreement, dated July 13, 2004 and executed as of July 27, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(3)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.
10(iii)(A)(4)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2005.
(ii) David A. Bell
10(iii)(A)(5)	David A. Bell Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(6)	Employment Agreement Amendment, dated as of March 1, 2001, to an Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.	Description

10(iii)(A)(7)	Employment Agreement Amendment, dated as of June 1, 2001, and signed as of October 1, 2002, between True North Communications Inc. and David A. Bell to an Employment Agreement, dated as of January 1, 2000, as amended, is incorporated by reference to Exhibit 10(b)(i)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(8)	Supplemental Agreement, made as of February 28, 2003, to an Employment Agreement, made as of January 1, 2000, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(9)	Executive Special Benefit Agreement, made as of April 1, 2003, by and between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(10)	Memorandum dated May 1, 2003, from David A. Bell, providing for Cancellation of Certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(I)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(11)	Employment Agreement, dated as of January 18, 2005, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.
(iii) Nicholas J. Camera
10(iii)(A)(12)	Executive Special Benefit Agreement, dated as of January 1, 1995, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(13)	Executive Severance Agreement, dated as of January 1, 1998, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(vi)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(14)	Employment Agreement, dated as of November 14, 2002, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(15)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 23, 2003 to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(16)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(iv) Albert Conte
10(iii)(A)(17)	Employment Agreement, dated as of February 21, 2000, between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(18)	Supplemental Agreement, made as of June 15, 2004, to an Employment Agreement, made as of February 21, 2000, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(19)	The Interpublic Capital Accumulation Plan Participation Agreement, effective June 15, 2004, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Exhibit No.	Description

10(iii)(A)(20)	Executive Special Benefit Agreement, made as of January 1, 2002 and executed as of June 26, 2004, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(v) Nicholas S. Cyprus
10(iii)(A)(21)	Employment Agreement, made as of May 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(22)	Executive Severance Agreement, made as of May 24, 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(23)	The Interpublic Capital Accumulation Plan Participation Agreement, effective May 15, 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(vi) Thomas Dowling
10(iii)(A)(24)	Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10(iii)(A)(25)	Executive Special Benefit Agreement, dated as of February 1, 2000, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(26)	Executive Special Benefit Agreement, dated as of February 1, 2001, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(27)	Supplemental Agreement, dated as of October 1, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(28)	Supplemental Agreement, dated as of November 14, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(29)	Executive Severance Agreement, dated November 14, 2002, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(iii)(A)(vii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(vii) Steven Gatfield
10(iii)(A)(30)	Employment Agreement, made as of February 2, 2004, by and between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(31)	Participation Agreement under The Interpublic Senior Executive Retirement Income Plan, dated as of January 30, 2004, between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(32)	Executive Severance Agreement, made as of April 1, 2004, by and between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Exhibit No.	Description

10(iii)(A)(33)	Supplemental Agreement, dated as of February 24, 2006, between Interpublic and Stephen Gatfield, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/ A filed with the SEC on March 3, 2006.
(viii) Philippe Krakowsky
10(iii)(A)(34)	Employment Agreement, dated as of January 28, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10(iii)(A)(35)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(36)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(37)	Executive Severance Agreement, dated September 13, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(38)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(39)	Supplemental Agreement, made as of April 8, 2003, to an Employment Agreement, made as of January 28, 2002, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(40)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(ix) Frank Mergenthaler
10(iii)(A)(41)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005.
10(iii)(A)(42)	Executive Severance Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005.
(x) Timothy A. Sompolski
10(iii)(A)(43)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(44)	Executive Severance Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(45)	The Interpublic Capital Accumulation Plan Participation Agreement, effective July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(xi) John J. Dooner, Jr.

Exhibit No.	Description

10(iii)(A)(46)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(47)	Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(h) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(48)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(49)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(50)	Supplemental Agreement, dated as of August 10, 1992, to an Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(p) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(51)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(52)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(53)	Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement between the Registrant and John J. Dooner, Jr., dated as of January 1, 1994, is incorporated by reference to Exhibit 10(B) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
10(iii)(A)(54)	Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(t) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(55)	Supplemental Agreement, dated as of September 1, 1997, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(k) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10(iii)(A)(56)	Executive Severance Agreement, dated January 1, 1998, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10(iii)(A)(57)	Supplemental Agreement, dated as of January 1, 1999, to an Employment Agreement dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10(iii)(A)(58)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10(iii)(A)(59)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	Description

10(iii)(A)(60)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(61)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(62)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 17, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(63)	Supplemental Agreement, made as of March 31, 2003, to an Employment Agreement made as of January 1, 1994, as amended between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(64)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(65)	Letter Agreement, dated May 8, 2003, between the Registrant and John J. Dooner, Jr., providing for cancellation of certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(iv)(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(66)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(xii) Jill Considine
10(iii)(A)(67)	Deferred Compensation Agreement, dated as of April 1, 2002, between the Registrant and Jill Considine, is incorporated by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(xiii) Richard A. Goldstein
10(iii)(A)(68)	Richard A Goldstein Deferred Compensation Agreement, dated as of June 1, 2001, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(xiv) Christopher J. Coughlin
10(iii)(A)(69)	Employment Agreement, made as of May 6, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(70)	Executive Special Benefit Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(71)	Executive Severance Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Exhibit No.	Description

10(iii)(A)(72)	Confidential Separation Agreement and General Release, between the Registrant and Christopher J. Coughlin is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2005.
(xv) Other
10(iii)(A)(73)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.
10(iii)(A)(74)	The Stock Option Plan (1988) and the Achievement Stock Award Plan of the Registrant are incorporated by reference to Appendices C and D of the Prospectus, dated May 4, 1989, forming part of its Registration Statement on Form S-8 (No. 33-28143).
10(iii)(A)(75)	The Management Incentive Compensation Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
10(iii)(A)(76)	The 1986 Stock Incentive Plan of the Registrant is incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10(iii)(A)(77)	The 1986 United Kingdom Stock Option Plan of the Registrant is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(iii)(A)(78)	The Long-Term Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A of the Prospectus dated December 12, 1988 forming part of its Registration Statement on Form S-8 (No. 33-25555).
10(iii)(A)(79)	Resolution of the Board of Directors adopted on February 16, 1993, amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(iii)(A)(80)	Resolution of the Board of Directors adopted on May 16, 1989 amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.
10(iii)(A)(81)	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
10(iii)(A)(82)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10(iii)(A)(83)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).
10(iii)(A)(84)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).
10(iii)(A)(85)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(86)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(87)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002.
10(iii)(A)(88)	The Interpublic Senior Executive Retirement Income Plan is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit No.	Description

10(iii)(A)(89)	The Interpublic Capital Accumulation Plan is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(90)	The Interpublic Outside Directors Stock Incentive Plan of Interpublic, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(91)	2004 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.
10(iii)(A)(92)	The Interpublic Non-Management Directors’ Stock Incentive Plan is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.
10(iii)(A)(93)	The Interpublic Senior Executive Retirement Income Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(94)	The Interpublic Capital Accumulation Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(95)	The Interpublic Group of Companies, Inc. 2004 Performance Incentive Plan (the “PIP”) — Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(96)	PIP — Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(97)	PIP — Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(98)	Interpublic’s Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) — Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(99)	The Non-Management Directors’ Plan — Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(100)	The Non-Management Directors’ Plan — Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(101)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on October 21, 2005.
(18)	Preferability Letter from PricewaterhouseCoopers LLP, dated March 22, 2006.
(21)	Subsidiaries of the Registrant.
(24)	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.
(31.1)	Certification dated as of March 22, 2006 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-OX”).
(31.2)	Certification dated as of March 22, 2006 and executed by Frank Mergenthaler, under Section 302 of S-OX.
(32)	Certification dated as of March 22, 2006 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-OX.

SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By:	/s/ Michael I. Roth

Michael I. Roth
Chairman of the Board
and Chief Executive Officer
March 22, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael I. Roth Michael I. Roth	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	March 22, 2006

/s/ Frank Mergenthaler Frank Mergenthaler	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 22, 2006

/s/ Nicholas S. Cyprus Nicholas S. Cyprus	Senior Vice President and Controller (Principal Accounting Officer)	March 22, 2006

/s/ Frank J. Borelli Frank J. Borelli	Director	March 22, 2006

/s/ Reginald K. Brack Reginald K. Brack	Director	March 22, 2006

/s/ Jill M. Considine Jill M. Considine	Director	March 22, 2006

/s/ Richard A. Goldstein Richard A. Goldstein	Director	March 22, 2006

/s/ H. John Greeniaus H. John Greeniaus	Director	March 22, 2006

/s/ J. Phillip Samper J. Phillip Samper	Director	March 22, 2006

/s/ David M. Thomas David M. Thomas	Director	March 22, 2006

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of the Registrant, as amended through October 24, 2005, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2005.
3(ii)	By-Laws of the Registrant, as amended and restated through January 18, 2005, are incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.
4(iii)(A)	Certificate of Designations of 5 3/8% Series A Mandatory Convertible Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on December 17, 2003 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2003.
4(iii)(B)	Certificate of Designations of 5.25% Series B Cumulative Convertible Perpetual Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on October 24, 2005 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2005.
4(iii)(C)	Senior Debt Indenture, dated as of October 20, 2000 (the “2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.
4(iii)(D)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.
4(iii)(E)	Second Supplemental Indenture, dated as of December 14, 2001, to the 2000 Indenture, with respect to the Zero-Coupon Convertible Senior Notes due 2021 is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 5, 2002.
4(iii)(F)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.
4(iii)(G)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(H)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(I)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.
4(iii)(J)	Senior Debt Indenture dated as of November 12, 2004 (the “2004 Indenture”), between the Registrant and Suntrust Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.

Exhibit No.	Description

4(iii)(K)	First Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 5.40% Notes due 2009 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(L)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(M)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(N)	Fourth Supplemental Indenture, dated as of March 29, 2005, to the 2004 Indenture, as modified by the First Supplemental Indenture, dated as of November 18, 2004, with respect to the 5.40% Senior Unsecured Notes due 2009 is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(O)	Fifth Supplemental Indenture, dated as of July 25, 2005, to the 2004 Indenture, with respect to the Floating Rate Notes due 2008 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2005.
10(i)(A)	Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10(i)(G) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on September 30, 2005.
10(i)(B)	Amendment No. 1, dated as of October 17, 2005, to the Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2005.
10(i)(C)	Amendment No. 2, dated as of September 30, 2005, to the Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10(i)(C) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 9, 2005.
10(i)(D)	Amendment No. 3, dated as of December 31, 2005, to the Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent.
10(i)(E)	Letter Agreement, dated as of March 21, 2006, between the Registrant and the Lenders party to the Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005, among the Registrant, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent, waiving breaches of the 3-Year Credit Agreement.
Management contracts and compensation plans and arrangements:
(i) Michael Roth
10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Exhibit No.	Description

10(iii)(A)(2)	Executive Severance Agreement, dated July 13, 2004 and executed as of July 27, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(3)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.
10(iii)(A)(4)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2005.
(ii) David A. Bell
10(iii)(A)(5)	David A. Bell Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(6)	Employment Agreement Amendment, dated as of March 1, 2001, to an Employment Agreement, dated as of January 1, 2000, between True North Communications Inc. and David A. Bell is incorporated by reference to Exhibit 10(b)(iii)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(7)	Employment Agreement Amendment, dated as of June 1, 2001, and signed as of October 1, 2002, between True North Communications Inc. and David A. Bell to an Employment Agreement, dated as of January 1, 2000, as amended, is incorporated by reference to Exhibit 10(b)(i)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(8)	Supplemental Agreement, made as of February 28, 2003, to an Employment Agreement, made as of January 1, 2000, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(9)	Executive Special Benefit Agreement, made as of April 1, 2003, by and between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(10)	Memorandum dated May 1, 2003, from David A. Bell, providing for Cancellation of Certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(I)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(11)	Employment Agreement, dated as of January 18, 2005, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.
(iii) Nicholas J. Camera
10(iii)(A)(12)	Executive Special Benefit Agreement, dated as of January 1, 1995, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(13)	Executive Severance Agreement, dated as of January 1, 1998, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(vi)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(14)	Employment Agreement, dated as of November 14, 2002, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	Description

10(iii)(A)(15)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 23, 2003 to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(16)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(iv) Albert Conte
10(iii)(A)(17)	Employment Agreement, dated as of February 21, 2000, between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(18)	Supplemental Agreement, made as of June 15, 2004, to an Employment Agreement, made as of February 21, 2000, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(19)	The Interpublic Capital Accumulation Plan Participation Agreement, effective June 15, 2004, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(20)	Executive Special Benefit Agreement, made as of January 1, 2002 and executed as of June 26, 2004, by and between the Registrant and Albert Conte, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(v) Nicholas S. Cyprus
10(iii)(A)(21)	Employment Agreement, made as of May 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(22)	Executive Severance Agreement, made as of May 24, 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10(iii)(A)(23)	The Interpublic Capital Accumulation Plan Participation Agreement, effective May 15, 2004, by and between the Registrant and Nicholas S. Cyprus, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(vi) Thomas Dowling
10(iii)(A)(24)	Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10(iii)(A)(25)	Executive Special Benefit Agreement, dated as of February 1, 2000, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
10(iii)(A)(26)	Executive Special Benefit Agreement, dated as of February 1, 2001, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit No.	Description

10(iii)(A)(27)	Supplemental Agreement, dated as of October 1, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(28)	Supplemental Agreement, dated as of November 14, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(29)	Executive Severance Agreement, dated November 14, 2002, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(iii)(A)(vii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(vii) Steven Gatfield
10(iii)(A)(30)	Employment Agreement, made as of February 2, 2004, by and between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(31)	Participation Agreement under The Interpublic Senior Executive Retirement Income Plan, dated as of January 30, 2004, between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(32)	Executive Severance Agreement, made as of April 1, 2004, by and between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(33)	Supplemental Agreement, dated as of February 24, 2006, between Interpublic and Stephen Gatfield, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/ A filed with the SEC on March 3, 2006.
(viii) Philippe Krakowsky
10(iii)(A)(34)	Employment Agreement, dated as of January 28, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10(iii)(A)(35)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(36)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(37)	Executive Severance Agreement, dated September 13, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(38)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10(iii)(A)(39)	Supplemental Agreement, made as of April 8, 2003, to an Employment Agreement, made as of January 28, 2002, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit No.	Description

10(iii)(A)(40)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(ix) Frank Mergenthaler
10(iii)(A)(41)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005.
10(iii)(A)(42)	Executive Severance Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005.
(x) Timothy A. Sompolski
10(iii)(A)(43)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(44)	Executive Severance Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10(iii)(A)(45)	The Interpublic Capital Accumulation Plan Participation Agreement, effective July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(xi) John J. Dooner, Jr.
10(iii)(A)(46)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(47)	Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(h) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(48)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(49)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(50)	Supplemental Agreement, dated as of August 10, 1992, to an Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(p) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(51)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(52)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(53)	Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement between the Registrant and John J. Dooner, Jr., dated as of January 1, 1994, is incorporated by reference to Exhibit 10(B) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

Exhibit No.	Description

10(iii)(A)(54)	Supplemental Agreement, dated as of July 1, 1995, to an Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(t) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
10(iii)(A)(55)	Supplemental Agreement, dated as of September 1, 1997, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(k) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10(iii)(A)(56)	Executive Severance Agreement, dated January 1, 1998, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
10(iii)(A)(57)	Supplemental Agreement, dated as of January 1, 1999, to an Employment Agreement dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10(iii)(A)(58)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10(iii)(A)(59)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(60)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(61)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(62)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 17, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(63)	Supplemental Agreement, made as of March 31, 2003, to an Employment Agreement made as of January 1, 1994, as amended between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(64)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(65)	Letter Agreement, dated May 8, 2003, between the Registrant and John J. Dooner, Jr., providing for cancellation of certain Stock Options, is incorporated by reference to Exhibit 10(iii)(A)(iv)(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10(iii)(A)(66)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit No.	Description

(xii) Jill Considine
10(iii)(A)(67)	Deferred Compensation Agreement, dated as of April 1, 2002, between the Registrant and Jill Considine, is incorporated by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(xiii) Richard A. Goldstein
10(iii)(A)(68)	Richard A Goldstein Deferred Compensation Agreement, dated as of June 1, 2001, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(xiv) Christopher J. Coughlin
10(iii)(A)(69)	Employment Agreement, made as of May 6, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(70)	Executive Special Benefit Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(71)	Executive Severance Agreement, made as of June 16, 2003, by and between the Registrant and Christopher J. Coughlin, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10(iii)(A)(72)	Confidential Separation Agreement and General Release, between the Registrant and Christopher J. Coughlin is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2005.
(xv) Other
10(iii)(A)(73)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.
10(iii)(A)(74)	The Stock Option Plan (1988) and the Achievement Stock Award Plan of the Registrant are incorporated by reference to Appendices C and D of the Prospectus, dated May 4, 1989, forming part of its Registration Statement on Form S-8 (No. 33-28143).
10(iii)(A)(75)	The Management Incentive Compensation Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
10(iii)(A)(76)	The 1986 Stock Incentive Plan of the Registrant is incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
10(iii)(A)(77)	The 1986 United Kingdom Stock Option Plan of the Registrant is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.
10(iii)(A)(78)	The Long-Term Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A of the Prospectus dated December 12, 1988 forming part of its Registration Statement on Form S-8 (No. 33-25555).
10(iii)(A)(79)	Resolution of the Board of Directors adopted on February 16, 1993, amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

Exhibit No.	Description

10(iii)(A)(80)	Resolution of the Board of Directors adopted on May 16, 1989 amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.
10(iii)(A)(81)	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
10(iii)(A)(82)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10(iii)(A)(83)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).
10(iii)(A)(84)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).
10(iii)(A)(85)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(86)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
10(iii)(A)(87)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002.
10(iii)(A)(88)	The Interpublic Senior Executive Retirement Income Plan is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(89)	The Interpublic Capital Accumulation Plan is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(90)	The Interpublic Outside Directors Stock Incentive Plan of Interpublic, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10(iii)(A)(91)	2004 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.
10(iii)(A)(92)	The Interpublic Non-Management Directors’ Stock Incentive Plan is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.
10(iii)(A)(93)	The Interpublic Senior Executive Retirement Income Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(94)	The Interpublic Capital Accumulation Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(95)	The Interpublic Group of Companies, Inc. 2004 Performance Incentive Plan (the “PIP”) — Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(96)	PIP — Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(97)	PIP — Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.

Exhibit No.	Description

10(iii)(A)(98)	Interpublic’s Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) — Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(99)	The Non-Management Directors’ Plan — Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(100)	The Non-Management Directors’ Plan — Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.
10(iii)(A)(101)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on October 31, 2005.
(18)	Preferability Letter from PricewaterhouseCoopers LLP, dated March 22, 2006.
(21)	Subsidiaries of the Registrant.
(24)	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.
(31.1)	Certification dated as of March 22, 2006 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-OX”).
(31.2)	Certification dated as of March 22, 2006 and executed by Frank Mergenthaler, under Section 302 of S-OX.
(32)	Certification dated as of March 22, 2006 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-OX.