Form 10-Q
period 2006-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2006-05-10
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

The number of shares of the registrant’s common stock outstanding as of May 1, 2006 was 436,237,262.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in our 2005 Annual Report on Form 10-K under Item 1A, Risk Factors. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail in our 2005 Annual Report on Form 10-K under Item 1A, Risk Factors.

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

EXPLANATORY NOTE

On March 22, 2006, we restated our previously published financial statements for the quarter ended March 31, 2005. The restatement is set forth in our 2005 Annual Report on Form 10-K. The Consolidated Statements of Operations, Cash Flows and Comprehensive Loss for the quarter ended March 31, 2005 in this report are presented as restated. For information on the restatement and the impact of the restatement on our financial statements for the quarter ended March 31, 2005, we refer you to Item 8, Financial Statements and Supplementary Data, Note 23, Results by Quarter (Unaudited), in our 2005 Annual Report on Form 10-K. We also refer you to Note 16, Quarterly Restatement, within this Form 10-Q.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
		(Restated)

REVENUE	$1,327.0	$1,328.2

OPERATING (INCOME) EXPENSES:
Salaries and related expenses	950.7	975.1
Office and general expenses	535.7	529.1
Restructuring (reversals) charges	0.4	(6.9)

Total operating (income) expenses	1,486.8	1,497.3

OPERATING LOSS	(159.8)	(169.1)

EXPENSES AND OTHER INCOME:
Interest expense	(46.1)	(46.9)
Interest income	25.9	14.9
Other income	0.8	14.7

Total expenses and other income	(19.4)	(17.3)

Loss before benefit of income taxes	(179.2)	(186.4)
Benefit of income taxes	(8.8)	(40.6)

Loss of consolidated companies	(170.4)	(145.8)
(Income) loss applicable to minority interests (net of tax)	0.2	(1.2)
Equity in net income of unconsolidated affiliates (net of tax)	—	0.6

Net Loss	(170.2)	(146.4)
Dividends on preferred stock	11.9	5.0

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(182.1)	$(151.4)

Loss per share — basic and diluted	$(0.43)	$(0.36)

Weighted-average number of common shares outstanding — basic and diluted	426.0	423.8

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS:
Cash and cash equivalents	$1,207.0	$2,075.9
Marketable securities	420.0	115.6
Accounts receivable, net of allowance of $98.0 and $105.5	3,581.9	4,015.7
Expenditures billable to clients	945.0	917.6
Deferred income taxes	184.3	184.3
Prepaid expenses and other current assets	219.7	188.3

Total current assets	6,557.9	7,497.4
Land, buildings and equipment, net	625.6	650.0
Deferred income taxes	299.9	297.3
Investments	179.2	170.6
Goodwill	3,034.8	3,030.9
Other assets	295.0	299.0

TOTAL ASSETS	$10,992.4	$11,945.2

LIABILITIES:
Accounts payable	3,794.4	$4,245.4
Accrued liabilities	2,207.5	2,554.3
Short-term debt	49.3	56.8

Total current liabilities	6,051.2	6,856.5
Long-term debt	2,183.1	2,183.0
Deferred compensation and employee benefits	588.4	592.1
Other non-current liabilities	379.1	368.3

TOTAL LIABILITIES	9,201.8	9,999.9

Commitments and contingencies (Note 14)
TOTAL STOCKHOLDERS’ EQUITY	1,790.6	1,945.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,992.4	$11,945.2

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170.2)	$(146.4)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	42.9	40.3
Provision for bad debt	4.2	3.0
Amortization of restricted stock awards and other non-cash compensation	9.3	11.8
Amortization of bond discounts and deferred financing costs	3.2	2.1
Deferred income taxes	(32.4)	(32.9)
Equity in net income of unconsolidated affiliates, net of dividends	0.3	0.1
Income applicable to minority interests	(0.2)	1.2
(Gain) loss on sale of business	4.1	(1.1)
Gain on sale of investments	(4.5)	(13.0)
Gain on interest rate swaps	—	(11.8)
Other	0.2	(6.7)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	450.2	259.0
Expenditures billable to clients	(23.9)	(168.1)
Prepaid expenses and other current assets	(38.0)	(5.9)
Accounts payable and accrued expenses	(781.3)	(255.6)
Other non-current assets and liabilities	8.0	(15.9)

Net cash used in operating activities	(528.1)	(339.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(1.7)	(12.5)
Capital expenditures	(18.7)	(31.8)
Proceeds from sales of businesses and fixed assets	0.9	1.8
Proceeds from sales of investments	6.5	20.6
Purchases of investments	(4.7)	(13.5)
Maturities of short-term marketable securities	77.4	669.0
Purchases of short-term marketable securities	(381.7)	(270.0)

Net cash provided by (used in) investing activities	(322.0)	363.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term bank borrowings	(8.9)	8.8
Payments of long-term debt	(0.2)	(0.3)
Proceeds from long-term debt	0.1	1.9
Debt issuance costs and consent fees	(0.7)	(6.3)
Issuance of common stock, net of issuance costs	—	0.3
Distributions to minority interests, net	(6.3)	(4.7)
Preferred stock dividends	(11.2)	(5.0)

Net cash used in financing activities	(27.2)	(5.3)

Effect of exchange rates on cash and cash equivalents	8.4	(19.3)

Decrease in cash and cash equivalents	(868.9)	(0.9)
Cash and cash equivalents at beginning of year	2,075.9	1,550.4

Cash and cash equivalents at end of period	$1,207.0	$1,549.5

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
		(Restated)

Net Loss	$(170.2)	$(146.4)
Net foreign currency translation adjustment	12.8	(31.3)
Net unrealized holdings gain on securities
Unrealized holdings gain arising in the current period	6.5	15.9
Reclassification of gain to net earnings	(0.8)	(0.1)

Net unrealized holdings gain on securities	5.7	15.8

Total Comprehensive Loss	$(151.7)	$(161.9)

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 1:	Basis of Presentation

Restatement.  The Consolidated Statements of Operations, Cash Flows and Comprehensive Loss for the quarter ended March 31, 2005 in this report are presented as restated. For information on the restatement and the impact of the restatement on our financial statements for the quarter ended March 31, 2005, we refer you to Item 8, Financial Statements and Supplementary Data, Note 23, Results by Quarter (Unaudited), in our 2005 Annual Report on Form 10-K.

Basis of Presentation.  The accompanying unaudited Consolidated Condensed Financial Statements have been prepared by The Interpublic Group of Companies, Inc. (the “Company”, “Interpublic”, “we”, “us”, or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Loss for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with our 2005 Annual Report on Form 10-K.

Note 2:	Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share for net loss available to common stockholders:

	For the Three Months
	Ended March 31,
	2006	2005
		(Restated)

Basic and Diluted
Net loss	$(170.2)	$(146.4)
Less: preferred stock dividends	11.9	5.0

Net loss applicable to common stockholders	$(182.1)	$(151.4)

Weighted-average number of common shares outstanding — basic and diluted	426.0	423.8

Loss per share — basic and diluted	$(0.43)	$(0.36)

Basic and diluted shares outstanding and loss per share are equal for the three months ended March 31, 2006 and 2005 because our stock options, restricted stock and convertible securities are anti-dilutive as a result of the net loss applicable to common stockholders in each period. The following table presents the weighted-

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

average number of incremental anti-dilutive shares excluded from the computations of diluted loss per share for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended
	March 31,
	2006	2005

Stock Options, Non-vested Restricted Stock Awards and Restricted Stock Units	5.4	4.5
4.50% Convertible Senior Notes	64.4	64.4
Series A Mandatory Convertible Preferred Stock	27.7	27.7
Series B Cumulative Convertible Perpetual Preferred Stock	38.4	—

Total	135.9	96.6

Note 3:	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Effective January 1, 2006, we implemented SFAS No. 123R using the modified prospective transition method. Under this transition method, the compensation expense recognized beginning January 1, 2006 includes compensation expense for (i) all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. No. 123, and (ii) all stock-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is generally recognized ratably over the requisite service period. Prior period amounts have not been restated.

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly, did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant. In addition, IPG’s Employee Stock Purchase Plan (“ESPP”) was not considered compensatory under APB Opinion No. 25 and, therefore, no expense was required to be recognized. Compensation expense was previously recognized for restricted stock, restricted stock units, performance-based stock units, and share appreciation performance-based units. The effect of forfeitures on restricted stock, restricted stock units and performance-based stock units was recognized when such forfeitures occurred.

The impact of adopting SFAS No. 123R for the three months ended March 31, 2006 on Loss before benefit of income taxes, Net loss, and Net loss applicable to common stockholders is a net benefit of $2.3, $1.5, and $1.5, respectively. The impact on basic and diluted earnings per share was less than one cent. There was no impact on cash flow from operations and financing activities as there were no stock options exercised in the three months ended March 31, 2006. As a result of the adoption of SFAS No. 123R on January 1, 2006, we recorded a benefit from the cumulative effect of the change in accounting of $3.6 ($2.3, net of tax) in salaries and related expenses on the Consolidated Statements of Operations. Additionally, our results for the three months ended March 31, 2006 included incremental stock-based compensation expense of $1.3, primarily related to our stock options. For the three months ended March 31, 2006 and 2005, we recognized total stock-

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

based compensation expense of $10.7 and $12.3, respectively, and a related tax benefit of $3.7 and $4.2, respectively. Certain stock-based compensation awards expected to be settled in cash have been classified as liabilities in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following pro forma information presents our pro forma net loss applicable to common stockholders and loss per share if compensation expense, net of forfeitures, for our stock option plans and ESPP had been determined based on the fair value at the grant dates as defined by SFAS No. 123 and amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123 for the three months ended March 31, 2005:

For the Three
Months Ended
March 31, 2005
(Restated)

As reported, net loss	$(146.4)
Dividends on preferred stock	5.0

Net loss applicable to common stockholders	(151.4)
Add back:
Stock-based employee compensation expense included in loss applicable to common stockholders, net of tax	8.2
Less:
Total fair value of stock-based employee compensation expense, net of tax	(13.7)

Pro forma net loss applicable to common stockholders	$(156.9)

Loss per share
Basic and diluted loss per share
As reported	$(0.36)
Pro forma	$(0.37)

For purposes of the above pro forma information, the weighted-average fair value of the 15% discount received by employees on the date that stock was purchased under the ESPP was $1.97 per share and is included in the total fair value of stock-based employee compensation expense.

We issue stock and cash based incentive awards to our employees under a plan established by the Compensation Committee of the Board of Directors and approved by our shareholders. Common stock may be granted under the current plan, up to 4.5 shares for stock options and 14.0 shares for awards other than stock options, however there are limits as to the number of shares available for certain awards and to any one participant. We issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards.

Stock Options

Stock options are granted at the fair market value of our common stock on the date of grant, are generally exercisable between two and five years after the date of grant and expire ten years from the grant date.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Following is a summary of stock option transactions during the three months ended March 31, 2006:

				Weighted-
				Average
			Weighted-	Remaining	Aggregate
			Average	Contractual Term	Intrinsic
	Options		Exercise Price	(in years)	Value

Stock options outstanding at January 1, 2006	36.3		$25.06
Options granted	0.1		$10.00
Options exercised	—		$—
Options cancelled/expired	(2.1)		$27.75
Options forfeited	—	*	$12.34

Stock options outstanding at March 31, 2006	34.3		$24.86	4.9	$—
Options vested and expected to vest at March 31, 2006	33.6		$25.10	4.8	$—
Options exercisable at March 31, 2006	30.8		$26.30	4.4	$—

*	Amount is less than 0.1 options.

Following is a summary of nonvested stock option transactions during the three months ended March 31, 2006:

				Weighted-
			Weighted-	Average
			Average	Remaining	Aggregate
			Grant Date	Contractual Term	Intrinsic
Nonvested Stock Options	Options		Fair Value	(in years)	Value

Nonvested at January 1, 2006	3.4		$5.65
Granted	0.1		$4.37
Vested	—		$—
Forfeited	—	*	$5.81

Nonvested at March 31, 2006	3.5		$5.61	9.2	$—

*	Amount is less than 0.1 options.

There were no stock options exercised for the three months ended March 31, 2006. The intrinsic value of stock options exercised for the three months ended March 31, 2005 was $0.4. As of March 31, 2006 there was $15.8 of total unrecognized compensation expense related to non-vested stock options granted and the unrecognized compensation expense is expected to be recognized over a weighted-average period of 3.3 years.

We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and our results of operations could be materially impacted. During the third quarter of 2005, we revised our assumptions for expected volatility and expected term and, accordingly, the pro forma information presented above for the

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

three months ended March 31, 2005 was calculated using the Black-Scholes assumptions in place prior to the third quarter of 2005. Our assumptions used for the three months ended March 31, 2006 were as follows:

Expected Volatility:  The expected volatility factor used to estimate the fair value of stock-options awarded is based on a blend of historical volatility of our common stock and implied volatility of our tradable forward put and call options to purchase and sell shares of our common stock.

Expected Term:  Our estimate of expected term is based on the average of an assumption that outstanding options are exercised upon achieving their full vesting date and will be exercised at the midpoint between the current date (i.e., the date awards have ratably vested through) and their full contractual term.

Expected Dividend Yield:  The expected dividend yield is based on an assumption that no dividends are expected to be approved in the near future.

Risk Free Interest Rate:  The risk free rate is determined using the implied yield currently available for zero-coupon U.S. government issuers with a remaining term equal to the expected term of the options.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	March 31,
	2006	2005

Expected volatility	38.6%	44.4%
Expected term (years)	5.7	6.0
Risk free interest rate	4.4%	3.9%
Expected dividend yield	0.0%	0.0%
Weighted-average option grant price	$10.00	$13.63
Weighted-average option grant date fair value	$4.37	$6.56

Restricted Stock

Restricted stock is granted to certain key employees and is subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The vesting period is generally two to five years. No monetary consideration is paid by a recipient for a restricted stock award and the fair value of the shares on the grant date is amortized over the vesting period.

During the three months ended March 31, 2006 and 2005, we awarded 0.1 and 0.1 shares of restricted stock with a weighted-average grant date fair value of $10.04 and $12.47, respectively. The total fair value of restricted stock distributed to participants during the three months ended March 31, 2006 and 2005 was $2.0 and $4.1, respectively.

Performance-Based Stock

Performance-based stock awards are a form of stock-award in which the number of shares ultimately received by the holder depends on our performance against specific performance targets. Performance-based stock awards have been granted to certain key employees subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The awards generally vest over a three year period tied to the employees’ continuing employment and the achievement of certain performance objectives.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

No monetary consideration is paid by a recipient for a performance-based stock award and the fair value of the shares on the grant date is amortized over the vesting period.

During the three months ended March 31, 2006, we awarded no shares of performance-based stock. During the three months ended March 31, 2005, we awarded 0.6 shares of performance-based stock with a weighted-average grant date fair value of $13.54. There were no performance-based stock vested during the three months ended March 31, 2006 and 2005.

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

During the three months ended March 31, 2006, we awarded less than 0.1 restricted stock units with a weighted-average grant date fair value of $10.09. We awarded 0.1 shares of restricted stock units with a weighted-average grant date fair value of $13.16 during the three months ended March 31, 2005. There were no restricted stock units vested during the three months ended March 31, 2006 and 2005.

A summary of the status of our nonvested restricted stock, performance-based stock, and restricted stock units as of March 31, 2006 and changes during the three months then ended are presented below:

	Restricted Stock		Performance-Based Stock		Restricted Stock Units
		Weighted-		Weighted-			Weighted-
		Average		Average			Average
		Grant Date		Grant Date			Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards		Fair Value

Nonvested at January 1, 2006	9.5	$15.35	2.8	$12.34	2.3		$12.54
Granted	0.1	$10.04	—	$—	—	*	$10.09
Vested	(0.2)	$26.91	—	$—	—		$—
Forfeited	(0.2)	$14.74	(0.1)	$13.09	(0.1)		$13.29

Nonvested at March 31, 2006	9.2	$15.04	2.7	$12.31	2.2		$12.49
Total Unrecognized Compensation Expense Remaining	$60.7		$23.3		$13.5
Weighted-average years expected to be recognized over	1.6 years		2.4 years		1.9 years

*	Amount is less than 0.1 units

Share Appreciation Performance-Based Units

In August 2005, we granted Michael Roth, Chairman of the Board and Chief Executive Officer, 0.3 share appreciation performance-based units (“SAPUs”) based on a weighted-average grant date stock price of $12.17. At our discretion, the grantee is entitled to receive a payment in cash or shares of common stock upon completion of a four-year vesting period. The holder of the SAPUs has no ownership interest in the underlying shares of common stock until the SAPUs vest and the shares of common stock are issued. The fair value of the share appreciation performance-based units is estimated using the Black-Scholes valuation model, using assumptions similar to those used for stock options. The expense recorded for SAPUs was $0.1 for the three months ended March 31, 2006. As of March 31, 2006, there was $0.7 of total unrecognized compensation

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

expense related to nonvested SAPUs that is expected to be recognized over a weighted-average period of 3.4 years.

Employee Stock Purchase Plans

Under the ESPP previously in effect, employees could purchase our common stock through payroll deductions not exceeding 10% of their compensation. The price an employee paid for a share of stock under the ESPP was 85% of the average market price on the last business day of each month. During the three months ended March 31, 2005 we issued 0.1 shares of stock under the ESPP. Shares issued to employees during the three months ended March 31, 2005 under the ESPP had no impact on the Consolidated Statement of Operations. No stock was purchased under the ESPP during the second, third or fourth quarters of 2005. The ESPP expired effective June 30, 2005 and shares are no longer available for issuance under the ESPP.

In November 2005, our stockholders approved the establishment of an Interpublic Group of Companies Employee Stock Purchase Plan (2006) (the “2006 Plan”) to replace the previously existing ESPP. Under the 2006 Plan, employees may purchase our common stock through payroll deductions not exceeding 10% of their compensation. The price an employee pays for a share of stock under the 2006 Plan is 90% of the lesser of the average market price of a share on the offering date or the average market price of a share on the last business day of the offering period. An aggregate of 15.0 shares are reserved for issuance under the 2006 Plan. Purchases under the 2006 Plan may commence when we file with the SEC the applicable registration statement required to activate the 2006 Plan.

Note 4:	Acquisitions and Dispositions

Acquisitions

We did not make any acquisitions during the three months ended March 31, 2006 and 2005. We made stock payments related to acquisitions in prior years valued at $0.1 and $1.8 during the three months ended March 31, 2006 and 2005, respectively. Details of the cash paid for prior acquisitions are as follows:

	For the Three Months Ended
	March 31,
	2006	2005

Cash paid for prior acquisitions
Cost of Investment	$1.7	$12.5
Compensation Expense — Related Payments	0.1	4.1

Net cash paid for acquisitions	$1.8	$16.6

Dispositions

For the three months ended March 31, 2006, we completed the sale of several businesses in our Integrated Agency Networks (“IAN”) segment. We did not make any dispositions during the three months ended March 31, 2005. The results of operations as well as the gain or loss on sale of each of these agencies was not material to the Consolidated Financial Statements in any of the periods presented.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 5:	Restructuring (Reversals) Charges

During the three months ended March 31, 2006 and 2005, we recorded net (reversals) and charges related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of $0.4 and ($6.9), respectively. The 2003 program was initiated in response to softness in demand for advertising and marketing services. The 2001 program was initiated following the acquisition of True North Communications Inc. and was designed to integrate the acquisition and improve productivity. Since their inception, total net charges for the 2003 and 2001 programs were $224.6 and $641.0, respectively. Substantially all activities under the 2003 and 2001 programs have been completed. A summary of the net (reversals) and charges by segment is as follows:

	For the Three Months Ended March 31,
	Lease Termination and			Severance and
	Other Exit Costs			Termination Costs
	2003	2001		2003
	Program	Program	Total	Program	Total

2006 Net (Reversals) Charges
IAN	$0.3	$—	$0.3	$—	$0.3
CMG	0.1	—	0.1	—	0.1

Total	$0.4	$—	$0.4	$—	$0.4

2005 Net (Reversals) Charges
IAN	$(4.2)	$(0.7)	$(4.9)	$(0.2)	$(5.1)
CMG	(0.1)	(1.6)	(1.7)	(0.1)	(1.8)

Total	$(4.3)	$(2.3)	$(6.6)	$(0.3)	$(6.9)

Net charges related to lease termination and other exit costs recorded for the three months ended March 31, 2006 was $0.4, comprised of charges of $0.3 and adjustments to management estimates of $0.1. Net reversals related to lease termination and other exit costs recorded for the three months ended March 31, 2005 was ($6.6), comprised of charges of $1.2, offset by adjustments to management estimates of ($7.8). During the three months ended March 31, 2006 and 2005, charges were recorded for the amortization of the discount of the net present value liability related to lease terminations for the 2003 program which is being amortized over the expected remaining term of the related leases. Given the remaining life of the vacated leased properties under the 2003 and 2001 programs, cash payments are expected to be made through 2015 and 2024, respectively.

Net reversals related to severance and termination costs of ($0.3) recorded for the three months ended March 31, 2005, resulted exclusively from the impact of adjustments to management’s estimates.

The significant factors that caused the adjustments to management’s estimates for lease termination and other exit costs were our negotiation of terms upon the exit of leased properties, changes in sublease rental income and utilization of previously vacated properties by certain of our agencies due to improved economic conditions in certain markets. The significant factors that caused the adjustments to management’s estimates for severance and termination costs were the change in amounts paid to terminated employees and change in estimates of taxes related to terminated employees. All adjustments to management’s estimates occurred during the period recorded.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

A summary of the remaining liability for the 2003 and 2001 restructuring programs is as follows:

	Liability at	Charges and		Liability at
	12/31/05	Adjustments	Payments	3/31/06

2003 Program
Lease termination and other exit costs	$23.6	$0.4	$(2.7)	$21.3
Severance and termination costs	2.4	—	(0.3)	2.1

Total	$26.0	$0.4	$(3.0)	$23.4

2001 Program
Lease termination and other exit costs	$22.5	$—	$(2.0)	$20.5
Severance and termination costs	0.5	—	—	0.5

Total	$23.0	$—	$(2.0)	$21.0

Total Restructuring	$49.0	$0.4	$(5.0)	$44.4

Note 6:	Land, Building and Equipment

The following table provides a summary of the components of land, building and equipment:

	March 31,	December 31,
	2006	2005

Land and buildings	$97.8	$97.0
Furniture and equipment	948.2	954.3
Leasehold improvements	553.0	549.6

	1,599.0	1,600.9
Less: accumulated depreciation	(973.4)	(950.9)

Land, buildings and equipment, net	$625.6	$650.0

Note 7:	Goodwill

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

The fair value of a reporting unit is estimated using our projections of discounted future operating cash flows (without interest). Such projections require the use of significant estimates and assumptions as to matters such as future revenue growth, profit margins, capital expenditures, assumed tax rates and discount rates. We believe that the estimates and assumptions made are reasonable but they are susceptible to change from period to period. For example, our strategic decisions or changes in market valuation multiples could lead to impairment charges. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

During the first quarter of 2006, we had a series of events at our Lowe reporting unit that required us to test goodwill and other indefinite lived intangible assets for impairment. Specifically, these events included changes in senior management including the appointment of a new Chief Executive Officer. In addition, we announced on March 27, 2006 a plan that Lowe would reduce its majority-owned offices in an effort to provide for more operational efficiency and target more profitable business going forward.

In evaluating the potential impact of the plan, we revised the budget and long term forecast for Lowe to reflect increased investment in the business as well as the strategy of the new management. The forecast is consistent with the growth we are expecting from our other agencies. We have forecasted that Lowe will achieve moderate peer growth rates by 2008. Given the inherent difficulties with long term growth projections we have increased the discount rate accordingly. As a result, our projections and valuations showed that there have been no declines in discounted future operating cash flows, which indicates that we do not have an impairment at Lowe. If we were to change our key discount rate assumption by increasing the rate by 1% we would still conclude that an impairment is not required.

The valuation is highly dependent upon the improved future growth rate and operating margin assumptions. Any downward revision to either of these assumptions, or if actual results do not attain the forecasted level of revenue and profitability growth assumed in the operating margin improvement, could result in a material change to our analysis and lead to an impairment charge in future periods. We will continue to monitor the results at Lowe and should operating performance change, we will update our valuation which could result in an impairment charge.

Note 8:	Expense and Other Income

The following table sets forth the components of other income:

	For the Three Months Ended
	March 31,
	2006	2005
		(Restated)

Gains on sales of businesses and investments	$0.4	$14.0
Other income	0.4	0.7

Total other income	$0.8	$14.7

During the three months ended March 31, 2006, we sold our remaining ownership interest in Enterprise Nexus Communications, an agency within The Lowe Group, for a gain of $2.5, offset by net losses related to the sale of several small businesses.

During the three months ended March 31, 2005, we sold our remaining ownership interest in Delaney Lund Know Warren & Partners, an agency within The FCB Group, for a gain of approximately $8.5.

Note 9:	Effective Income Tax Rate

We recorded an income tax benefit of ($8.8) on a pretax loss of $179.2 for the three months ended March 31, 2006. For the three months ended March 31, 2005, we recorded an income tax benefit of ($40.6) on a pretax loss of $186.4. Our effective tax rate was (4.9%) and (21.8%) for the three months ended March 31, 2006 and 2005, respectively. The difference between the effective tax rate and statutory rate of 35% is due to state and local taxes and the effect of non-U.S. operations. Several discrete items also impacted the effective tax rate in the first quarter of 2006. The most significant items negatively impacting the effective tax rate were the establishment of valuation allowances on losses incurred in non-U.S. jurisdictions which receive

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

no benefit and the effect of non-U.S. taxes without offsetting US foreign tax credits that are normally available.

On April 21, 2003 the Internal Revenue Service (“IRS”) proposed additions to our taxable income for the years 1994 through 1996 that would have resulted in additional income taxes, including conforming state and local tax adjustments, of $41.5 plus appropriate interest. We have finalized a settlement covering all of the adjustments proposed by the IRS, and the IRS has also agreed to a refund claim which we filed in respect of certain business expenses for which we had previously failed to claim deductions in those years. Additional payments, which we anticipate remitting in the second quarter of 2006, will not have a material effect on our cash flow, financial position or results of operations.

The IRS has recently completed the field audit of the years 1997-2002 and has proposed additions to our taxable income. One of the adjustments proposed by the IRS would disallow the deduction of a loss claimed in 2002 on the grounds that we had not established that the claimed worthlessness of an acquired business had yet occurred in 2002. We had previously received a refund of approximately $45.0 of tax on account of this claimed loss. The proposed disallowance will result in us having to repay that amount, plus appropriate interest. Further, we intend to amend our 2004 tax return to claim this deduction in that return, which will be subject to audit by the IRS commencing in the second quarter of 2006.

Valuation Allowance

As required by SFAS 109, Accounting for Income Taxes (“SFAS 109”), we evaluate the realizability of its deferred tax assets on a quarterly basis. SFAS 109 requires a valuation allowance to be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In circumstances where there is “sufficient negative evidence”, establishment of a valuation allowance must be considered. A cumulative loss in the most recent three-year period represents sufficient negative evidence to consider a valuation allowance under the provisions of SFAS 109. As a result, we determined that certain of our deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance has been established relate primarily to foreign net operating losses, US capital losses, and foreign tax credit carryforwards.

The realization of our remaining deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results, including but not limited to any future restructuring activities may require that we record additional valuation allowances against our deferred tax assets on which a valuation allowance has not previously been established. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is “more likely than not” that such assets will be realized. An ongoing pattern of profitability will generally be considered as sufficient positive evidence. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in the valuation allowance. The establishment of valuation allowances has had and could have a significant negative impact on our future earnings.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 10:	Accrued Liabilities

The following table provides a summary of the components of accrued liabilities:

	March 31,	December 31,
	2006	2005

Accrued media and production expenses	$1,394.4	$1,517.6
Salaries, benefits and related expenses	307.3	447.2
Accrued vendor discounts and credits	176.3	195.1
Accrued office and related expenses	83.1	93.6
Accrued professional fees	67.6	70.4
Accrued restructuring charges	44.4	49.0
Accrued interest	24.7	35.2
Accrued taxes	17.7	46.7
Other	92.0	99.5

Total	$2,207.5	$2,554.3

Note 11:	Debt

Long-term debt has a fair value of approximately $2,079.9 and $2,072.1 at March 31, 2006 and December 31, 2005, respectively.

Cash Poolings

We use pooling arrangements with banks to help manage our liquidity requirements. In a pooling arrangement, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides overdrafts or advances as long as the net balance for all the agencies does not exceed an agreed level. Typically each agency pays interest on outstanding advances and receives interest on cash balances. Our balance sheet reflects cash net of advances for each pooling arrangement. At March 31, 2006 and December 31, 2005, a gross amount of $802.7 and $842.6, respectively, in cash was netted against an equal gross amount of advances under pooling arrangements.

Credit Arrangements

We have committed and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. At March 31, 2006 and December 31, 2005 there were no borrowings under our committed facilities. However, there were borrowings under the uncommitted facilities made by several of our subsidiaries outside the U.S. totaling $46.5 and $53.7, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities at March 31, 2006 and December 31, 2005 was approximately 5% in each year.

Our primary bank credit agreement is a three-year revolving credit facility (“Three-Year Revolving Credit Facility”). The Three-Year Revolving Credit Facility expires on May 9, 2007 and provides for borrowings of up to $500.0, of which $200.0 is available for the issuance of letters of credit. The Three-Year Revolving Credit Facility has been modified several times since it was entered into in 2004. Refer to our 2005 Form 10-K

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

for further description of these modifications. We have been in compliance with all covenants under the Three-Year Revolving Credit Facility, as amended or waived from time to time.

On March 21, 2006 we amended the Three-Year Revolving Credit Facility to change the financial covenants, effective as of December 31, 2005, with respect to periods ended December 31, 2005, March 31, 2006 and June 30, 2006 and certain provisions relating to letters of credit, so that letters of credit issued under the facility may have expiration dates beyond the termination date of the facility, subject to certain conditions. Such conditions include, among others, the requirement for us, on the 105th day prior to the termination date of the facility, to provide a cash deposit in an amount equal to the total amount of the outstanding letters of credit with expiration dates beyond the termination date of the facility. The amendment also added one new financial covenant that requires us to maintain, based on a five business day testing period, in cash and securities, an average daily ending balance of $300.0 plus the aggregate principal amount of borrowings under the credit facility in domestic accounts with our lenders. We also obtained a waiver from the lenders under the Three-Year Revolving Credit Facility on March 21, 2006 to waive any default arising from the restatement of our financial data presented in our 2005 Annual Report on Form 10-K.

The Three-Year Revolving Credit Facility also sets forth financial covenants. These covenants require us to maintain with respect to each fiscal quarter set forth below:

(i) an interest coverage ratio for the four fiscal quarters then ended of not less than that set forth opposite the corresponding quarter in the table below:

Four Fiscal Quarters Ending	Ratio

March 31, 2006	*
June 30, 2006	*
September 30, 2006	1.75 to 1
December 31, 2006	2.15 to 1
March 31, 2007	2.50 to 1

*	The March 21, 2006 amendment, effective as of December 31, 2005, removed the financial covenant requirements with respect to the interest coverage ratio for the fiscal quarters ending March 31, 2006 and June 30, 2006.

(ii) a debt to EBITDA ratio, where debt is the balance at period-end and EBITDA is for the four fiscal quarters then ended, of not greater than that set forth opposite the corresponding quarter in the table below:

Four Fiscal Quarters Ending	Ratio

March 31, 2006	*
June 30, 2006	*
September 30, 2006	5.15 to 1
December 31, 2006	4.15 to 1
March 31, 2007	3.90 to 1

*	The March 21, 2006 amendment, effective as of December 31, 2005, removed the financial covenant requirements with respect to the debt to EBITDA ratio for the fiscal quarters ending March 31, 2006 and June 30, 2006.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

(iii) minimum levels of EBITDA for the four fiscal quarters then ended of not less than that set forth opposite the corresponding quarter in the table below:

Four Fiscal Quarters Ending	Amount

March 31, 2006	$175.0
June 30, 2006	$100.0
September 30, 2006	$440.0
December 31, 2006	$545.0
March 31, 2007	$585.0

We have in the past been required to seek and have obtained amendments and waivers of the financial covenants under our committed bank facility. There can be no assurance that we will be in compliance with these covenants in future periods. If we do not comply and are unable to obtain the necessary amendments or waivers at that time, we would be unable to borrow or obtain additional letters of credit under the Three-Year Revolving Credit Facility. At that time, we could choose to terminate the facility and provide a cash deposit in connection with any outstanding letters of credit. The lenders under the Three-Year Revolving Credit Facility would also have the right to terminate the facility, accelerate any outstanding principal and require us to provide a cash deposit in an amount equal to the total amount of outstanding letters of credit. The outstanding amount of letters of credit was $195.8 as of March 31, 2006. We have not drawn under the Three-Year Revolving Credit Facility over the past two years, and we do not currently expect to do so. So long as there are no amounts to be accelerated under the Three-Year Revolving Credit Facility, termination of the facility would not trigger the cross-acceleration provisions of our public debt.

Note 12:	Employee Benefits

The components of net periodic cost for the domestic pension plans, the principal foreign pension plans and the postretirement benefit plans are as follows:

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
	2006	2005	2006	2005	2006	2005

For the Three Months Ended March 31,
Service cost	$0.2	$0.2	$4.1	$4.2	$0.1	$0.1
Interest cost	2.2	2.2	5.4	5.1	1.0	0.9
Expected return on plan assets	(2.2)	(2.4)	(4.3)	(3.5)	—	—
Amortization of:
Transition obligation	—	—	0.1	—	—	—
Prior service cost	—	(0.1)	—	—	—	—
Unrecognized actuarial losses	1.5	1.6	1.5	1.8	0.3	0.2

Net periodic cost	$1.7	$1.5	$6.8	$7.6	$1.4	$1.2

During the three months ended March 31, 2006 we made contributions of $0.2 and $5.4 to our domestic and foreign pension plans, respectively. For the remainder of 2006, we anticipate making contributions of $17.6 and $17.0 to our domestic and foreign pension plans, respectively.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 13:	Segment Information

Summarized financial information concerning our reportable segments is shown in the following table:

	For the Three Months Ended March 31,
	2006	2005
		(Restated)

Revenue:
IAN	$1,108.8	$1,114.5
CMG	218.2	212.6
Motorsports	—	1.1

Consolidated revenue	$1,327.0	$1,328.2

Segment operating income (loss):
IAN	$(73.1)	$(85.7)
CMG	4.2	(0.1)
Motorsports	—	0.9
Corporate and other	(90.5)	(91.1)

Total segment operating income (loss)	$(159.4)	$(176.0)

Reconciliation of total segment operating income (loss) to loss before benefit of income taxes:
Restructuring reversals (charges)	(0.4)	6.9
Interest expense	(46.1)	(46.9)
Interest income	25.9	14.9
Other income	0.8	14.7

Loss before benefit of income taxes:	$(179.2)	$(186.4)

Depreciation and amortization:
IAN	$31.1	$31.0
CMG	5.0	4.9
Corporate and Other	6.8	4.4

Total depreciation and amortization	$42.9	$40.3

	March 31,	December 31,
	2006	2005

Total assets:
IAN	$8,785.3	$9,217.1
CMG	928.5	965.9
Corporate and Other	1,278.6	1,762.2

Total assets	$10,992.4	$11,945.2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following expenses are included in Corporate and other:

	For the Three Months Ended March 31,
	2006	2005
		(Restated)

Salaries and related expenses	$50.3	$49.2
Professional fees	60.8	52.6
Rent and depreciation	15.3	11.9
Corporate insurance	4.9	7.1
Bank fees	0.5	0.5
Other	5.5	6.6
Expenses allocated to operating divisions	(46.8)	(36.8)

Total Corporate and other	$90.5	$91.1

Note 14:	Commitments and Contingencies

Shares Deliverable Under Securities Class Actions

In the fourth quarter of 2004, we reached a final settlement of the consolidated class action shareholders suits against us. The class actions were filed against the Company and certain of our present and former directors and officers on behalf of a purported class of purchasers of our stock shortly after our August 13, 2002 announcement regarding the restatement of our previously reported earnings for the periods January 1, 1997 through March 31, 2002. Under the terms of the settlement, we agreed to issue a total of 6.6 shares of our common stock. During the fourth quarter of 2004, we issued 0.8 of the shares to the plaintiffs’ counsel as payment for their fee. We issued the remaining 5.8 shares during the first quarter of 2006.

SEC Investigation

The SEC opened a formal investigation in response to the restatement we first announced in August 2002 and, as previously disclosed, the investigation has expanded to encompass the restatement set forth in our 2004 Annual Report on Form 10-K filed in September 2005 (the “2005 Restatement”). In particular, since we filed our 2004 Form 10-K, we have received subpoenas from the SEC relating to matters addressed in our 2005 Restatement. We have also responded to inquiries from the SEC staff concerning the restatement of the first three quarters of 2005 that we made in our 2005 Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but because the investigation is ongoing, in particular with respect to the 2005 Restatement, we cannot reasonably estimate either the amount or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

Other Legal Matters

We are involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition, results of operations or our cash flows.

Vendor Discounts or Credits and Other Liabilities

We have recorded liabilities related to Vendor Discounts or Credits, Internal Investigations, and International Compensation Arrangements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

A summary of the remaining liabilities related to these matters is as follows:

	Balance as of	Balance as of
	March 31, 2006	December 31, 2005

Vendor Discounts or Credits	$272.0	$284.8
Internal Investigations (includes asset reserves)	20.8	24.7
International Compensation Arrangements	36.9	36.2

Total	$329.7	$345.7

During the three months ended March 31, 2006, our liabilities for Vendor Discounts or Credits decreased $12.8. The decrease is primarily due to payments of $13.4 and foreign currency rate changes.

Note 15:	Recent Accounting Standards

In April 2006, FASB Staff Position (“FSP”) No. FIN 46R-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46R, was issued. This FSP clarifies that the variability to be considered in applying FIN 46R should be based on an analysis of the design of the potential variable interest entity. This FSP is effective for reporting periods beginning after June 15, 2006. We do not expect the adoption of FSP No. FIN 46R-6 to have a material impact on our Consolidated Balance Sheet or Statement of Operations.

In March 2006, FSP No. FTB 85-4-1, Accounting for Life Settlement Contracts by Third-Party Investors, was issued. This FSP requires companies to account for investments in life settlement contracts using either the investment method or the fair-value method. Life settlement investments are currently carried at the cash surrender value of the related contract in accordance with FASB Technical Bulletin (“FTB”) 85-4, Accounting for Purchases of Life Insurance. The excess of the cash paid to purchase these contracts over the cash surrender value at the date of purchase is recognized as a loss immediately. The accounting under the FSP does not require loss recognition at the inception of the contract. We are currently evaluating the investment and fair value methods and have until January 1, 2007 to make our election.

In February 2006, Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, was issued, which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with changes in fair value recognized in the Statement of Operations. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our Consolidated Balance Sheet or Statement of Operations.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The adoption of the following accounting pronouncements during 2006 did not have a material impact on our Consolidated Balance Sheet or Statement of Operations:

•	SFAS No. 154, Accounting Changes and Error Corrections; and

•	FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

Note 16:	Quarterly Restatement

On March 22, 2006, we restated our previously published financial statements for the quarter ended March 31, 2005. The restatement is set forth in our 2005 Annual Report on Form 10-K. The Consolidated Statements of Operations, Cash Flows and Comprehensive Loss for the quarter ended March 31, 2005 in this report are presented as restated. The quarterly restatement adjustments related primarily to revenue recognition and a number of miscellaneous items including accounting for leases and international compensation arrangements. The tables below summarize for the three months ended March 31, 2005, the impact of each category of adjustment on previously reported revenue, operating loss, loss before benefit of income taxes, net loss and loss per share. Below is a description of the restatement adjustments.

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

Other Adjustments:  We identified other items that did not conform to GAAP and recorded adjustments to the March 31, 2005 Consolidated Financial Statements which relate to previously reported periods.

	Impact of Adjustments for the Three Months Ended March 31, 2005
			Loss Before Benefit of
	Revenue	Operating Loss	Income Taxes

As previously reported	$1,330.3	$(164.7)	$(182.3)

Revenue recognition	(2.2)	(1.9)	(1.9)
Other adjustments	0.1	(2.5)	(2.2)

Total restatement adjustments	(2.1)	(4.4)	(4.1)

As restated	$1,328.2	$(169.1)	$(186.4)

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Impact of Adjustments for
the Three Months Ended
March 31, 2005
Net Loss and Loss per Share

Net Loss as previously reported	$(143.8)

Restatement adjustments (pre-tax):
Revenue recognition	(1.9)
Other adjustments	(2.2)

Total restatement adjustments (pre-tax)	(4.1)
Tax adjustments	(1.5)

Total net restatement adjustments	(2.6)

Net Loss as restated	$(146.4)

Loss per share of common stock:
Basic and Diluted
As previously reported	$(0.35)
Effect of restatement	(0.01)

As restated	$(0.36)

Weighted-average shares	423.8

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company”, “Interpublic”, “we”, “us” or “our”). MD&A should be read in conjunction with our financial statements and the accompanying notes. Our MD&A includes the following sections:

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for the three months ended March 31, 2006 compared to 2005.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows and financing activities.

INTERNAL CONTROL OVER FINANCIAL REPORTING provides a description of the status of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related rules.

CRITICAL ACCOUNTING ESTIMATES, by reference to our 2005 Annual Report on Form 10-K, provides a discussion of our accounting estimates that require critical judgment, assumptions and estimates.

OTHER MATTERS provides a discussion of significant non-operational items which impact our financial statements, such as the SEC investigation.

RECENT ACCOUNTING STANDARDS, by reference to Note 15 to the Consolidated Financial Statements, provides a description of accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting statements which were adopted during 2006.

RESULTS OF OPERATIONS

Our 2005 Annual Report on Form 10-K summarizes key elements of our business strategy under “Overview” in Item 7. Our strategy is focused on improving organic revenue growth and operating margin, and we are working to achieve by 2008 a level of organic revenue growth comparable to industry peers and double-digit operating margin. For 2006, however, our revenues will continue to be adversely affected by the client losses and dispositions that occurred in 2005, and our operating margin will continue to be adversely affected by high expenses for professional fees. Our results for the first quarter of 2006 reflect the challenges we face in improving revenues and operating margins. Revenue was essentially flat compared to the same period in 2005, and operating margin was (12.0%) compared to (12.7%) for the same period of 2005. Organic revenue growth was 4.8% compared to the first quarter of 2005, with approximately half of the increase due to the timing of revenue recognition and the remainder attributable to increased spending by existing clients. Operating expenses were flat, declining 0.7% compared to the first quarter of 2005. Salaries and related expenses decreased 2.5% mainly due to exchange rate variations and the effect of dispositions, while office and general expenses increased 1.2% primarily because of higher professional fees.

Three Months Ended March 31, 2006 Performance

When we analyze period-to-period change in our operating performance, we determine the portion of the change that is attributable to changes in exchange rates and the portion of the change that is attributable to the net effect of acquisitions and divestitures, and we refer to the remainder of the change as organic change.

Organic revenue growth and operating margin are our key corporate metrics. Our revenue is directly dependent upon the advertising, marketing and corporate communications requirements of our clients.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	For the Three Months Ended March 31,
	2006	2005
		(Restated)

Organic change in revenue	$63.5	$(72.9)
Organic revenue change percentage (vs. prior year)	4.8%	(5.2)%
Organic change in salaries and related expenses	$16.5	$81.7
Total salaries and related expenses as a percentage of revenue	71.6%	73.4%
Organic change in office and general expenses	$37.6	$24.0
Total office and general expenses as a percentage of revenue	40.4%	39.8%
Operating loss	$(159.8)	$(169.1)
Operating margin percentage	(12.0)%	(12.7)%

REVENUE

For the three months ended March 31, 2006, consolidated worldwide revenue was essentially unchanged at $1,327.0 compared to $1,328.2 in the same period last year. Compared to the first quarter of 2005, changes in currency exchange rates decreased worldwide revenue by $26.1. Net divestitures decreased worldwide revenue by $38.6 in the first quarter of 2006. The components of the change were as follows:

	Total		Domestic			International
Three Months Ended	$ Change	% Change	$ Change	% Change	% of Total	$ Change	% Change	% of Total

March 31, 2005 (Restated)	$1,328.2		$738.1		55.6%	$590.1		44.4%

Foreign currency changes	(26.1)	(2.0)%	—	—		(26.1)	(4.4)%
Net acquisitions/divestitures	(38.6)	(2.9)%	(15.0)	(2.0)%		(23.6)	(4.0)%
Organic	63.5	4.8%	52.3	7.1%		11.2	1.9%

Total change	(1.2)	(0.1)%	37.3	5.1%		(38.5)	(6.5)%
March 31, 2006	$1,327.0		$775.4		58.4%	$551.6		41.6%

During the first three months of 2006, our organic revenue growth was $63.5, or 4.8%, compared to an organic decline of 5.2% during the first three months of 2005. Our organic revenue growth was 7.1% domestically and 1.9% internationally and was driven by an increase at both Integrated Agency Networks (“IAN”) and at Constituent Management Group (“CMG”). The organic revenue growth at IAN was 4.6% which was primarily driven by both domestic and international growth due to increased spending by existing clients and to a lesser extent by new client business. This increase was primarily at McCann Worldgroup (“McCann”), The FCB Group (“FCB”), and one of our stand-alone agencies, The Works. At CMG, organic revenue growth was 5.7%, which was primarily driven by growth in the public relations and branding businesses. Domestic organic growth at CMG, was partially offset by a decline in revenue internationally due to lower spending primarily related to the events marketing and sports marketing businesses in Europe, partially offset by increased spending in the branding business. Despite these increases, it is expected that client losses during 2005 will continue to affect consolidated revenue results in 2006, and we continue to expect that full-year 2006 organic revenue growth will be flat to slightly down.

Our revenue recognition policies govern the timing of when revenue is recognized, but have no impact on cash flow. If work is being performed in a given quarter but there is lack of persuasive evidence of an arrangement, the related revenue is deferred to a future quarter when sufficient evidence is obtained. Our costs of services are primarily expensed as incurred, except that incremental direct costs may be deferred under a

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

significant long term contract until complete. Where revenue is deferred until completion of the contract and costs are primarily expensed as incurred, operating margin is adversely affected until the period in which revenue can be recognized. These effects are likely to be more significant over a given quarter than over a full year. Our estimated revenue deferred at March 31, 2006 compared to March 31, 2005 declined by approximately $35.0 or 2.6% to organic growth.

Our revenue also increased due to higher client pass-through expenses, which are attributable to higher production and media expenses. These pass-through expenses relate to arrangements for which we record revenue and expenses on a gross basis because we act as principal, and accordingly the increased expenses are offset by a corresponding increase in revenue. Whether we act as agent or as principal is contract-dependent, and the mix varies from agency to agency and from period to period. Accordingly, while our cash flows and profitability are not impacted, it may affect organic revenue growth and office and general expenses patterns in future periods.

The decrease due to foreign currency changes of $26.1 was primarily attributable to the strengthening of the U.S. Dollar in relation to the Pound Sterling and Euro, which primarily affected our IAN segment. The net effect of acquisitions and divestitures of $38.6 is comprised mainly of $36.4 at IAN, largely from dispositions at McCann and FCB during 2005. Management divested a number of businesses that were considered non-strategic or chronically unprofitable, or for which we could not establish a strong control environment to comply with the standards of the Sarbanes-Oxley Act at a reasonable cost. These businesses were predominantly outside the United States and operated at an aggregate net loss.

OPERATING (INCOME) EXPENSES

For the three months ended March 31, 2006, operating expenses decreased as compared to 2005, by $10.5 from $1,497.3 to $1,486.8. This change resulted from a decrease in salaries and related expenses of $24.4 offset partially by an increase in office and general expenses of $6.6 and an increase in restructuring charges of $7.3.

	For the Three Months Ended March 31,
			2005
	2006		(Restated)
		% of		% of
	$	Revenue	$	Revenue	$ Change	% Change

Salaries and related expenses	$950.7	71.6%	$975.1	73.4%	$(24.4)	(2.5)%
Office and general expenses	535.7	40.4%	529.1	39.8%	6.6	1.2%
Restructuring (reversals) charges	0.4		(6.9)		7.3	(105.8)%

Total operating (income) expenses	$1,486.8		$1,497.3		$(10.5)	(0.7)%

Salaries and Related Expenses

Salaries and related expenses are the largest component of operating expenses and consist primarily of salaries, related benefits and performance incentives. In the three months ended March 31, 2006, salaries and related expenses decreased by $24.4 to $950.7 as compared to the same period in the prior year. Net acquisitions and divestitures activity decreased salaries and related expenses by $22.2 in the first quarter of 2006, while the effect of foreign exchange rate changes caused a decrease of $18.7.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	For the Three Months Ended
	Total		% of
	$	% Change	Revenue

March 31, 2005 (Restated)	$975.1		73.4%

Foreign currency changes	(18.7)	(1.9)%
Net acquisitions/divestitures	(22.2)	(2.3)%
Organic	16.5	1.7%

Total change	(24.4)	(2.5)%
March 31, 2006	$950.7		71.6%

The increase in salaries and related expenses, excluding the impact of foreign currency and net acquisitions and divestitures, was primarily the result of higher salaries and temporary employee costs of approximately $16.1 due to upgrading our talent at certain units and the global hiring of management and finance staff to address weaknesses in the accounting and control environment. The increase was also driven by higher payroll taxes of approximately $4.3 resulting from the timing of incentive compensation payments in 2006. These increases were offset by lower performance incentives and discretionary bonus accruals of approximately $8.2.

As of January 1, 2006, we adopted the provisions of SFAS No. 123R. The impact of adopting SFAS No. 123R was a net pre-tax benefit of $2.3 for the three months ended March 31, 2006. The adoption of SFAS No. 123R is expected to result in an increase in the annual compensation expense for 2006 of approximately $6.8, as compared with the expense that would have been recognized under our prior accounting policy. See Note 3 to the Consolidated Financial Statements for further information regarding our Stock Based Compensation.

Salaries and related expenses decreased as a result of net acquisitions and divestitures, primarily due to the sale of several businesses in 2005, and due to changes in foreign currency rates, attributable to the strengthening of the U.S. Dollar in relation to the Pound Sterling and Euro.

Office and General Expenses

Office and general expenses primarily consists of rent, office and equipment, depreciation, professional fees, other overhead expenses and certain client pass-through expenses related to our revenue. In the three months ended March 31, 2006, office and general expenses increased by $6.6 to $535.7 as compared to the same period in the prior year. Net acquisitions and divestitures activity decreased office and general expenses by $19.7 in the first quarter of 2006, while the effect of foreign exchange rate changes caused a decrease of $11.3.

	For the Three Months Ended
	Total		% of
	$	% Change	Revenue

March 31, 2005 (Restated)	$529.1		39.8%

Foreign currency changes	(11.3)	(2.1)%
Net acquisitions/divestitures	(19.7)	(3.7)%
Organic	37.6	7.1%

Total change	6.6	1.2%
March 31, 2006	$535.7		40.4%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

The increase in office and general expenses, excluding the impact of foreign currency and net acquisition and divestitures activity, was primarily a result of an increase in professional fees of approximately $16.6 primarily at IAN and the corporate office, driven by higher audit and legal fees. We continued our comprehensive review process started in 2005 to ensure the integrity of our financial results, and as a result significantly expanded our external and internal audit activity and worked with legal counsel to address our control weaknesses. The rise in professional fees is due in part to costs associated with the completion of our annual audit that was delayed by our prospective restatement in the same period in 2005. For the full year 2006, the company expects a decline in professional fees from the high levels in 2005. The increase was also due to higher client pass through expenses of approximately $7.8, which is attributable to higher production and media expenses. Higher depreciation and amortization expense, primarily related to information technology initiatives, of approximately $3.7 also contributed to this increase.

Office and general expenses were impacted by changes in foreign currency rates, attributable to the strengthening of the U.S. Dollar in relation to the Pound Sterling and Euro. The decrease due to the impact of net acquisitions and divestitures activity resulted largely from the sale of several businesses in IAN in 2005.

Restructuring (Reversals) Charges

During the three months ended March 31, 2006 and 2005, we recorded net (reversals) and charges related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs of $0.4 and ($6.9), respectively. For the three months ended, March 31, 2006, net charges primarily consisted of the amortization of the discount of the net present value liability related to lease terminations. For the three months ended, March 31, 2005, net reversals primarily consisted of changes to management’s estimates for the 2003 and 2001 restructuring programs primarily relating to our lease termination costs. A summary of the net (reversals) is as follows:

	For the Three Months Ended March 31,
	Lease Termination and			Severance and
	Other Exit Costs			Termination Costs
	2003	2001		2003
	Program	Program	Total	Program	Total

2006 Net (Reversals) Charges	$0.4	$—	$0.4	$—	$0.4

2005 Net (Reversals) Charges	$(4.3)	$(2.3)	$(6.6)	$(0.3)	$(6.9)

For additional information, see Note 5 to the Consolidated Financial Statements.

EXPENSE AND OTHER INCOME

	For the Three
	Months Ended
	March 31,
	2006	2005	$ Change	% Change
		(Restated)

Interest expense	$(46.1)	$(46.9)	$0.8	(1.7)%
Interest income	25.9	14.9	11.0	73.8%
Other income	0.8	14.7	(13.9)	(94.6)%

Total	$(19.4)	$(17.3)	$(2.1)	12.1%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Interest Income

The increase in interest income of $11.0 during the three months ended March 31, 2006 was primarily due to an increase in interest rates when compared to the prior year.

Other Income

	For the Three Months Ended
	March 31,
	2006	2005
		(Restated)

Gains on sales of businesses and investments	$0.4	$14.0
Other income	0.4	0.7

Total other income	$0.8	$14.7

During the three months ended March 31, 2006, we sold our remaining ownership interest in Enterprise Nexus Communications, an agency within Lowe for a gain of $2.5, offset by net losses related to the sale of several small businesses.

During the three months ended March 31, 2005, we sold our remaining ownership interest in Delaney Lund Know Warren & Partners, an agency within FCB, for a gain of approximately $8.5.

OTHER ITEMS

Income Taxes

	For the Three Months Ended
	March 31,
	2006	2005
		(Restated)

Benefit of income taxes	$(8.8)	$(40.6)

Effective tax rate	(4.9)%	(21.8)%

We recorded an income tax benefit of ($8.8) and ($40.6) on pretax losses of $179.2 and $186.4 for the three months ended March 31, 2006 and 2005, respectively. Our effective tax rate was (4.9%) and (21.8%) for the three months ended March 31, 2006 and 2005, respectively. The difference between the effective tax rate and statutory rate of 35% is due to state and local taxes and the effect of non-U.S. operations. Several discrete items also impacted the effective tax rate in the first quarter of 2006. The most significant items negatively impacting the effective tax rate were the establishment of valuation allowances on losses incurred in non-U.S. jurisdictions that receive no benefit and the effect of non-U.S. taxes without offsetting U.S. foreign tax credits that are normally available.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Minority Interest and Unconsolidated Affiliates

	For the Three Months Ended
	March 31,
	2006	2005
		(Restated)

(Income) loss applicable to minority interests (net of tax)	$0.2	$(1.2)

Equity in net income of unconsolidated affiliates (net of tax)	$—	$0.6

The change in income applicable to minority interests during the first three months of 2006, was primarily due to lower operating results of majority-owned international businesses.

The decrease in equity in net income of unconsolidated affiliates during the first three months of 2006 was primarily due to the lower operating results as compared to the first three months of 2005.

NET LOSS

	For the Three Months Ended March 31,
	2006	2005	$ Change	% Change
		(Restated)

Net loss	$(170.2)	$(146.4)	$(23.8)	16.3%
Dividends on preferred stock	11.9	5.0	6.9	138.0%

Net loss applicable to common stockholders	$(182.1)	$(151.4)	$(30.7)	20.3%

Net loss

For the three months ended March 31, 2006, our net loss increased by $23.8, or 16.3% compared to the three months ended March 31, 2005. The increase in net loss largely resulted from a decrease in benefit of income taxes of $31.8 and higher other expenses of $2.1, both offset by a decrease in operating expenses of $10.5.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Segment Results of Operations — Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

As discussed in Note 13 to the Consolidated Financial Statements, we have two reportable segments as of March 31, 2006: our operating divisions, IAN and CMG. The following table summarizes revenue and operating income (loss) by segment:

	For the Three Months Ended March 31,
	2006	2005	$ Change	% Change
		(Restated)

Revenue:
IAN	$1,108.8	$1,114.5	$(5.7)	(0.5)%
CMG	218.2	212.6	5.6	2.6%
Motorsports	—	1.1	(1.1)	(100.0)%

Consolidated revenue	$1,327.0	$1,328.2	$(1.2)	(0.1)%

Segment operating income (loss):
IAN	$(73.1)	$(85.7)	$12.6	(14.7)%
CMG	4.2	(0.1)	4.3	—
Motorsports	—	0.9	(0.9)	(100.0)%
Corporate and other	(90.5)	(91.1)	0.6	(0.7)%

	For the Three Months Ended March 31,
	2006				2005 (Restated)
	IAN	CMG	Corporate	Consolidated	IAN	CMG	Motorsports	Corporate	Consolidated

Reconciliation to consolidated operating income (Loss):
Consolidated operating income (loss)	$(73.4)	$4.1	$(90.5)	$(159.8)	$(80.6)	$1.7	$0.9	$(91.1)	$(169.1)
Adjustments:
Restructuring reversals (charges)	(0.3)	(0.1)	—	(0.4)	5.1	1.8	—	—	6.9

Segment operating income (loss)	$(73.1)	$4.2	$(90.5)		$(85.7)	$(0.1)	$0.9	$(91.1)

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

INTEGRATED AGENCY NETWORKS (“IAN”)

REVENUE

In the three months ended March 31, 2006, IAN’s revenue decreased by $5.7 to $1,108.8 as compared to the same period in the prior year. Net acquisitions and divestiture activity decreased revenue by $36.4 in the first quarter of 2006. The effect of foreign exchange impacts decreased revenue by $20.6. The components of the 2006 change were as follows:

	Total		Domestic			International
Three Months Ended	$	% Change	$	% Change	% of Total	$	% Change	% of Total

March 31, 2005 (Restated)	$1,114.5		$613.6		55.1%	$500.9		44.9%

Foreign currency changes	(20.6)	(1.8)%	—	—		(20.6)	(4.1)%
Net acquisitions/divestitures	(36.4)	(3.3)%	(14.8)	(2.4)%		(21.6)	(4.3)%
Organic	51.3	4.6%	36.9	6.0%		14.4	2.9%

Total change	(5.7)	(0.5)%	22.1	3.6%		(27.8)	(5.6)%
March 31, 2006	$1,108.8		$635.7		57.3%	$473.1		42.7%

The organic revenue increase of $51.3 at IAN was a result of domestic growth due to increased spending by existing clients and the timing of revenue recognition which was deferred from the first to the second quarter of 2005 due to lack of persuasive evidence of arrangements with our customers. Internationally, the organic revenue increase was also due to increased spending by existing clients. The organic revenue increase was primarily driven by increases at McCann, FCB, and The Works, partially offset by a decrease at Deutsch. At McCann, increases were related to higher spending by existing clients in the U.S. and the timing of revenue recognition domestically, which was deferred from the first to the second quarter of 2005. FCB experienced increases due to higher spending by existing clients, as well as net client wins, in the U.S. At The Works, the year over year increase was due to deferring the recognition of revenue from the first to the second quarter of 2005 due to lack of persuasive evidence. Deutsch experienced an organic revenue decrease in the U.S. due to net client losses and decreased spending from existing clients.

The decrease due to the net effect of acquisitions and divestitures of $36.4 was primarily related to the sale of the several businesses at McCann, FCB, and Lowe during 2005. The decrease due to foreign currency changes of $20.6 was primarily attributable to the strengthening of the U.S. Dollar in relation to the Pound Sterling and Euro, which mainly affected the results of McCann and Lowe.

SEGMENT OPERATING INCOME (LOSS)

For the three months ended March 31, 2006, IAN operating loss decreased by $12.6, or 14.7%, which was comprised of a decrease in revenue of $5.7, a decrease in salaries and related expenses of $32.2, offset by increased office and general expenses of $13.9.

	For the Three Months Ended March 31,
	2006	2005	$ Change	% Change
		(Restated)

Segment operating loss	$(73.1)	$(85.7)	$12.6	(14.7)%

Operating margin	(6.6)%	(7.7)%

The decrease in IAN’s operating loss, excluding the impact of foreign currency and net effects of acquisitions and divestitures, was primarily driven by increased operating income at The Works, decreased

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

operating losses at Lowe and McCann, all offset by increased operating loss at Initiative and decreased operating income at Draft Worldwide (“Draft”). Professional fees increased by approximately $8.3 across our agencies in IAN with the majority of the increase occurring at FCB. The operating income increase at The Works was the result of increased revenue in the U.S. Despite lower revenue at Lowe, the operating loss decrease was primarily due to lower salaries and related expenses, reflective of lower headcount and reduced severance expenses. The operating loss decrease at McCann was driven by organic revenue increases that more than offset increased general operating expenses. The operating loss increase at Initiative was driven by a revenue decrease and increased operating expenses. The operating income decrease at Draft was due to increased operating expenses to support future revenue growth in the U.S.

CONSTITUENCY MANAGEMENT GROUP (“CMG”)

REVENUE

In the three months ended March 31, 2006, CMG’s revenue increased by $5.6 to $218.2 as compared to the same period in the prior year. The effect of foreign exchange impacts decreased revenue by $5.5. Net acquisitions and divestiture activity decreased revenue by $1.1 in the first quarter of 2006. The components of the 2006 change were as follows:

	Total		Domestic			International
Three Months Ended	$ Change	% Change	$ Change	% Change	% of Total	$ Change	% Change	% of Total

March 31, 2005 (Restated)	$212.6		$124.5		58.6%	$88.1		41.4%

Foreign currency changes	(5.5)	(2.6)%	—	—		(5.5)	(6.2)%
Net acquisitions/divestitures	(1.1)	(0.5)%	(0.2)	(0.2)%		(0.9)	(1.0)%
Organic	12.2	5.7%	15.4	12.4%		(3.2)	(3.6)%

Total change	5.6	2.6%	15.2	12.2%		(9.6)	(10.9)%
March 31, 2006	$218.2		$139.7		64.0%	$78.5		36.0%

The organic revenue increase of $12.2 was primarily driven by growth in the public relations and branding business. In the U.S., CMG experienced increased spending by existing clients in the public relations, events marketing, and sports marketing businesses. Internationally, organic revenue declined due to lower spending for existing clients in Europe for the events marketing and sports marketing businesses, but was offset by increased spending by existing clients in the branding business.

The decrease due to foreign currency changes of $5.5 was primarily attributable to the strengthening of the U.S. Dollar in relation to the Pound Sterling and Euro, which mainly affected the results of the public relations and sports marketing businesses. The decrease due to the net effect of acquisitions and divestitures of $1.1 was primarily related to the sale of two small businesses in 2005.

SEGMENT OPERATING INCOME

For the three months ended March 31, 2006, CMG operating income increased by $4.3, which was the result of an increase in revenue of $5.6, an increase in salaries and related expenses of $7.0 and a decrease in office and general expenses of $5.7.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	For the Three Months Ended
	March 31,
	2006	2005	$ Change	% Change
		(Restated)

Segment operating income (loss)	$4.2	$(0.1)	$4.3	—

Operating margin	1.9%	0.0%

The increase in CMG’s operating income, excluding the impact of foreign currency and net effects of acquisitions and divestitures, was primarily driven by increased operating income at the branding and public relations businesses, offset by an increase in operating loss at our sports marketing business. The operating income increase at the branding and public relations businesses were driven by increased revenues, while the operating loss increase at the sports marketing business was driven by higher salaries and related expenses primarily related to higher performance incentives expense.

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line within total segment operating income (loss) and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses which are not fully allocated to operating divisions, as shown in the table below. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the revenues of the operating unit. Amounts allocated also include specific charges for information technology related projects which are allocated based on utilization. The following expenses are included in Corporate and other:

	For the Three Months Ended March 31,
	2006	2005	$ Change	% Change
		(Restated)

Salaries and related expenses	$50.3	$49.2	$1.1	2.2%
Professional fees	60.8	52.6	8.2	15.6%
Rent and depreciation	15.3	11.9	3.4	28.6%
Corporate insurance	4.9	7.1	(2.2)	(31.0)%
Bank fees	0.5	0.5	—	0.0%
Other	5.5	6.6	(1.1)	(16.7)%
Expenses allocated to operating divisions	(46.8)	(36.8)	(10.0)	27.2%

Total Corporate and other	$90.5	$91.1	$(0.6)	(0.7)%

The decrease in Corporate and other expense of $0.6, or 0.7%, is primarily related to the increase in amounts allocated to operating divisions, due to timing of charges in 2006, offset by higher professional fees associated with our audit fees and legal consulting costs.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Operating Cash Flow

Our operating activities utilized cash of approximately $528.1 for the three months ended March 31, 2006, compared to cash utilized of $339.9 for the three months ended March 31, 2005. As a result, the total amount of our cash and cash equivalents and marketable securities decreased from $2,191.5 at December 31, 2005 to $1,627.0 at March 31, 2006. We usually have negative cash from operating activities in the first quarter, because our revenues are highest in the fourth quarter while our expenses are distributed more evenly throughout the year. The level of cash used in operating activities was higher in the first quarter of 2006 than in the first quarter of 2005 partly because in 2006 bonuses were paid earlier (in March rather than April) to certain U.S. employees and partly because of weaker cash flows in the media business.

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

We use pooling arrangements with banks to help manage our liquidity requirements. In a pooling arrangement, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides overdrafts or advances as long as the net balance for all the agencies does not exceed an agreed level. Typically each agency pays interest on outstanding advances and receives interest on cash balances. Our balance sheet reflects cash net of advances for each pooling arrangement. At March 31, 2006 and December 31, 2005, a gross amount of $802.7 and $842.6, respectively, in cash was netted against an equal gross amount of advances under pooling arrangements.

Funding Requirements

Our most significant funding requirements include: non-cancelable operating lease obligations, capital expenditures, payments related to vendor discounts and credits, interest payments, preferred stock dividends and taxes. Our non-cancelable lease commitments primarily relate to office premises and equipment. These commitments are partially offset by sublease rental income we receive under non-cancelable subleases. Our capital expenditures are primarily to upgrade computer and telecommunications systems and to modernize offices. Our principal bank credit facility currently limits spending on capital expenditures in any calendar year to $210.0. Our capital expenditures were $18.7 for the three months ended March 31, 2006.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

We are required to post letters of credit primarily to support commitments to purchase media placements, predominantly in locations outside the U.S., or to satisfy other obligations. We generally obtain these letters of credit from our principal bank syndicate under the Three-Year Revolving Credit Facility described under Credit Arrangements below. The outstanding amount of letters of credit was $195.8 and $162.4 as of March 31, 2006 and December 31, 2005, respectively. These letters of credit have not been drawn upon in recent years.

Historically, deferred payments related to past acquisitions have been a significant funding requirement for us, but these payments have decreased in recent years as we have made fewer acquisitions. We have made no acquisitions since 2004. Under the contractual terms of certain of our past acquisitions we have long-term obligations to pay additional consideration or to purchase additional equity interests in certain consolidated or unconsolidated subsidiaries if specified conditions, mostly operating performance, are met. Some of the consideration under these arrangements is in shares of our common stock, but most is in cash. For the three months ended March 31, 2006 and 2005, we made cash payments related to past acquisitions of $1.8 and $16.6, respectively.

Sources of Funds

At March 31, 2006 our total of cash and cash equivalents plus short-term marketable securities was $1,627.0 compared to $2,191.5 at December 31, 2005. Substantially all of our operating cash flow is generated by our agencies. Our liquid assets are held primarily at the holding company level, but also at our larger subsidiaries.

We have obtained financing through the capital markets by issuing debt securities, convertible preferred stock and common stock. Our outstanding debt securities are described under Convertible Securities below.

We have committed and uncommitted credit facilities, and we use our committed credit facility primarily for the issuance of letters of credit. We have not drawn on our committed facility over the past two years, although letters of credit have been and continue to be issued under this facility, as described above. Our outstanding borrowings under uncommitted credit facilities were $46.5 and $53.7 as of March 31, 2006 and December 31, 2005, respectively. We use uncommitted credit lines for working capital needs at some of our operations outside the United States. If we lose access to these credit lines, we may be required to provide funding directly to some overseas operations.

Liquidity Outlook

We expect our operating cash flow and cash on hand to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We have no significant scheduled amounts of long-term debt due until July 2008 when $250.0 of our Floating Rate Senior Unsecured Notes are due. In addition, holders of our $800.0 4.50% Notes may require us to repurchase the 4.50% Notes for cash at par in March 2008.

We believe that a conservative approach to liquidity is appropriate for our company, in view of the cash requirements resulting, among other things, from high professional fees, liabilities to our customers for vendor discounts and credits, any potential penalties or fines that may have to be paid in connection with the ongoing SEC investigation, the normal cash variability inherent in our operations and other unanticipated requirements. In 2006, we expect to remit to the IRS and state and local taxing authorities approximately $75.0 (including interest) related to tax audit matters. The precise amount and timing of these payments will largely depend on the final resolution with the IRS Appellate Group. As a result of our 2005 Restatement review, we estimate that we will pay approximately $240.0 related to vendor discounts or credits, internal investigations and international compensation agreements over the next 15 months. In addition, until our margins improve in

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

connection with our turnaround, we anticipate that our cash flow generation will continue to be challenged. Our liquidity will be reduced in future periods as a result of these items, which could require us to seek new or additional sources of liquidity to fund our working capital needs. We regularly evaluate market conditions and a wide range of financing alternatives for opportunities to raise additional financing or otherwise improve our liquidity profile and enhance our financial flexibility. There can be no guarantee that we would be able to access new sources of liquidity on commercially reasonable terms or at all.

FINANCING

Credit Arrangements

We have committed and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. At March 31, 2006 and December 31, 2005 there were no borrowings under our committed facilities. However, there were borrowings under the uncommitted facilities made by several of our subsidiaries outside the U.S. totaling $46.5 and $53.7, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities at March 31, 2006 and December 31, 2005 was approximately 5% in each year.

Our primary bank credit agreement is a three-year revolving credit facility (“Three-Year Revolving Credit Facility”). The Three-Year Revolving Credit Facility expires on May 9, 2007 and provides for borrowings of up to $500.0, of which $200.0 is available for the issuance of letters of credit. The Three-Year Revolving Credit Facility has been modified several times since it was entered into in 2004. Refer to our 2005 Form 10-K for further description of these modifications. We have been in compliance with all covenants under the Three-Year Revolving Credit Facility, as amended or waived from time to time.

On March 21, 2006 we amended the financial covenants, effective as of December 31, 2005, with respect to periods ended December 31, 2005, March 31, 2006 and June 30, 2006 and certain provisions relating to letters of credit, so that letters of credit issued under the facility may have expiration dates beyond the termination date of the facility, subject to certain conditions. Such conditions include, among others, the requirement for us, on the 105th day prior to the termination date of the facility, to provide a cash deposit in an amount equal to the total amount of the outstanding letters of credit with expiration dates beyond the termination date of the facility. The amendment also added one new financial covenant that requires us to maintain, based on a five business day testing period, in cash and securities, an average daily ending balance of $300.0 plus the aggregate principal amount of borrowings under the credit facility in domestic accounts with our lenders. We also obtained a waiver from the lenders under the Three-Year Revolving Credit Facility on March 21, 2006 to waive any default arising from the restatement of our financial data presented in our 2005 Form 10-K.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

The Three-Year Revolving Credit Facility also sets forth financial covenants. These covenants require us to maintain with respect to each fiscal quarter set forth below:

(i) an interest coverage ratio for the four fiscal quarters then ended of not less than that set forth opposite the corresponding quarter in the table below:

Four Fiscal Quarters Ending	Ratio

March 31, 2006	*
June 30, 2006	*
September 30, 2006	1.75 to 1
December 31, 2006	2.15 to 1
March 31, 2007	2.50 to 1

*	The March 21, 2006 amendment, effective as of December 31, 2005, removed the financial covenant requirements with respect to the interest coverage ratio for the fiscal quarters ending March 31, 2006 and June 30, 2006.

(ii) a debt to EBITDA ratio, where debt is the balance at period-end and EBITDA is for the four fiscal quarters then ended, of not greater than that set forth opposite the corresponding quarter in the table below:

Four Fiscal Quarters Ending	Ratio

March 31, 2006	*
June 30, 2006	*
September 30, 2006	5.15 to 1
December 31, 2006	4.15 to 1
March 31, 2007	3.90 to 1

*	The March 21, 2006 amendment, effective as of December 31, 2005, removed the financial covenant requirements with respect to the debt to EBITDA ratio for the fiscal quarters ending March 31, 2006 and June 30, 2006.

(iii) minimum levels of EBITDA for the four fiscal quarters then ended of not less than that set forth opposite the corresponding quarter in the table below:

Four Fiscal Quarters Ending	Amount

March 31, 2006	$175.0
June 30, 2006	$100.0
September 30, 2006	$440.0
December 31, 2006	$545.0
March 31, 2007	$585.0

We have in the past been required to seek and have obtained amendments and waivers of the financial covenants under our committed bank facility. There can be no assurance that we will be in compliance with these covenants in future periods. If we do not comply and are unable to obtain the necessary amendments or waivers at that time, we would be unable to borrow or obtain additional letters of credit under the Three-Year Revolving Credit Facility. At that time, we could choose to terminate the facility and provide a cash deposit in connection with any outstanding letters of credit. The lenders under the Three-Year Revolving Credit Facility would also have the right to terminate the facility, accelerate any outstanding principal and require us to

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

provide a cash deposit in an amount equal to the total amount of outstanding letters of credit. The outstanding amount of letters of credit was $195.8 as of March 31, 2006. We have not drawn under the Three-Year Revolving Credit Facility over the past two years, and we do not currently expect to do so. So long as there are no amounts to be accelerated under the Three-Year Revolving Credit Facility, termination of the facility would not trigger the cross-acceleration provisions of our public debt.

Credit Agency Ratings

On March 22, 2006, Standard & Poor’s downgraded our rating from B+ with negative outlook to B with negative outlook. On March 29, 2006, Fitch Ratings downgraded our rating from B+ with stable outlook to B with negative outlook. On April 5, 2006, Moody’s Investors Service downgraded our long-term debt credit rating from Ba1 with negative outlook to Ba3 with negative outlook. A downgrade in our credit ratings could adversely affect our ability to access capital and could result in more stringent covenants and higher interest rates under the terms of any new indebtedness.

Convertible Securities

We have three series of convertible securities outstanding: our 4.50% Notes and our two series of preferred stock. At the election of a holder, each of our 4.50% Notes is currently convertible into 80.5153 shares of our common stock, each share of our Series A Preferred Stock is currently convertible into 3.0358 shares of our common stock, and each share of our Series B Preferred Stock is currently convertible into 73.1904 shares of our common stock. On December 15, 2006, each share of our Series A Preferred Stock will automatically convert, subject to certain adjustments, into between 3.0358 and 3.7037 shares of common stock, depending on the then-current market price of our common stock. On or after October 15, 2010, each share of the Series B Preferred Stock may be converted, at our option, if the closing price of our common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference of $1,000 per share for 20 trading days during any consecutive 30 trading day period. For a detailed discussion of our convertible securities, please see Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources, to our 2005 Form 10-K.

Payment of Dividends

We have not paid any dividends on our common stock since December of 2002. Our ability to declare or pay dividends on common stock is currently restricted by the terms of our Three-Year Revolving Credit Facility. In addition, the terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid, or provision for the payment thereof has been made. Our Series A Preferred Stock provides for a quarterly dividend of $0.671875 per share and our Series B Preferred Stock provides for a quarterly dividend of $13.125 per share. In March 2006, the Board of Directors declared a dividend of $5.0 on our Series A Preferred Stock and $6.9 on our Series B Preferred Stock, the total aggregate dividend amount provided for under each series.

INTERNAL CONTROL OVER FINANCIAL REPORTING

We have identified numerous material weaknesses in our internal control over financial reporting, as set forth in greater detail in Item 8, Management’s Assessment on Internal Control Over Financial Reporting and Item 9A, Controls and Procedures, of our 2005 Annual Report on form 10-K. Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

statements will not be prevented or detected. As a result, we have assessed that our internal control over financial reporting was not effective as of December 31, 2005.

We are in the process of developing and implementing remedial measures to address the material weaknesses in our internal control over financial reporting. However, because of our decentralized structure and our many disparate accounting systems of varying quality and sophistication, we have extensive work remaining to remedy these material weaknesses. We have begun to develop a comprehensive plan to remedy our material weaknesses, which we expect to present to our Board of Directors for approval during the third quarter of 2006. We currently expect that the plan will provide for remediation of all the identified material weaknesses by December 31, 2007, but there can be no assurance that we will be able to meet this deadline. Until our remediation is completed, we will continue to incur the expenses and management burdens associated with the manual procedures and additional resources required to prepare our Consolidated Financial Statements. There will also continue to be a substantial risk that we will be unable to file our periodic reports with the SEC in a timely manner. We discuss these risks in Item 1A, Risk Factors, in our 2005 Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2005 included in the 2005 Form 10-K. As summarized in Item 7 of our 2005 Form 10-K, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. We base our estimates on historical experience and on other factors that we consider reasonable under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2005. Actual results may differ from these estimates under different assumptions or conditions.

OTHER MATTERS

SEC Investigation

The SEC opened a formal investigation in response to the restatement we first announced in August 2002, and as previously disclosed, the investigation has expanded to encompass the restatement set forth in our 2004 Annual Report on Form 10-K filed in September 2005 (the “2005 Restatement”). In particular, since we filed our 2004 Form 10-K, we have received subpoenas from the SEC relating to matters addressed in our 2005 Restatement. We have also responded to inquiries from the SEC staff concerning the restatement of the first three quarters of 2005 that we made in our 2005 Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but because the investigation is ongoing, in particular with respect to the 2005 Restatement, we cannot reasonably estimate either the amount or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

RECENT ACCOUNTING STANDARDS

Please refer to Note 15 to our Consolidated Financial Statements for a complete description of recent accounting pronouncements that have affected us or may affect us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2006. For discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in the 2005 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Our evaluation has disclosed numerous material weaknesses in our internal control over financial reporting as noted in Management’s Assessment on Internal Control over Financial Reporting located in Item 8, Financial Statements and Supplementary Data, of our 2005 Annual Report on Form 10-K. Material weaknesses in internal controls may also constitute deficiencies in our disclosure controls and procedures. Based on an evaluation of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. However, based on work performed to date, management believes that there are no material inaccuracies or omissions of material fact in this report. Management, to the best of its knowledge, believes that the financial statements contained in this report are fairly presented in all material respects.

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

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are or have been involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition except as described below.

SEC Investigation

The SEC opened a formal investigation in response to the restatement we first announced in August 2002, and as previously disclosed, the investigation has expanded to encompass the restatement set forth in our 2004 Annual Report on Form 10-K filed in September 2005 (the “2005 Restatement”). In particular, since we filed our 2004 Form 10-K, we have received subpoenas from the SEC relating to matters addressed in our 2005 Restatement. We have also responded to inquiries from the SEC staff concerning the restatement of the first three quarters of 2005 that we made in our 2005 Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but because the investigation is ongoing, in particular with respect to the 2005 Restatement, we cannot reasonably estimate either the amount or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

Item 1A.	Risk Factors

None. See Item 1A in our 2005 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) The information provided below describes various transactions occurring during the quarter in which we issued shares of our common stock, par value $.10 per share, that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”).

1. On January 6, 2006, we issued 10,078 shares of our common stock to nineteen former shareholders of a company that we acquired in the second quarter of 1999 as a deferred payment on the purchase price. The shares were valued at $97,658.40 as of the date of issuance and were issued without registration in reliance on Section 4(2) of the Securities Act, based on the sophistication of the former shareholders or their status as accredited investors. The former shareholders had access to all the documents that we had filed with the SEC.

2. On February 20, 2006, we issued 2,492 shares of our common stock to one shareholder of a company in consideration for 49% of the common stock of such company. This payment represented a deferred payment on the purchase price for the company, in which we first acquired a majority interest in the fourth quarter of 1999. The shares of our common stock were valued at $25,000 as of the date of issuance. We issued the shares without registration in reliance on Section 4(2) of the Securities Act, based on the status of the shareholder as an accredited investor.

(c) The following table provides information regarding our purchases of our equity securities during the period from January 1, 2006 to March 31, 2006:

				Maximum
				Number (or
				Approximate
				Dollar Value) of
			Total Number of Shares	Shares (or Units)
			(or Units) Purchased as	That May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
	Purchased	(or Unit)(2)	or Programs	Programs

January 1-31	17,233 shares	$10.61	—	—
February 1-28	4,390 shares	$10.03	—	—
March 1-31	34,209 shares	$10.28	—	—

Total(1)	55,832 shares	$10.36	—	—

(1)	Consists of restricted shares of our common stock withheld under the terms of grants under employee stock compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the first quarter of 2006 (the “Withheld Shares”).

(2)	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month, by the aggregate number of shares of common stock withheld each month.

(d) The terms of the Three-Year Revolving Credit Facility place certain restrictions on the use of our working capital and our ability to declare or pay dividends. The Three-Year Revolving Credit Facility does not permit us, among other things (i) to make cash acquisitions in excess of $50,000,000 until October 2006, or thereafter in excess of $50,000,000 until expiration of the agreement in May 2007, subject to increases equal to the net cash proceeds received during the applicable period from any disposition of assets or any business or entity; (ii) to make capital expenditures in excess of $210,000,000 annually; (iii) to repurchase our common stock or to declare or pay dividends on our capital stock, except that we may declare or pay dividends in shares of our common stock, declare or pay cash dividends on our preferred stock, and repurchase our capital stock in connection with the exercise of options by our employees or with proceeds contemporaneously received from an issue of new shares of our capital stock; or (iv) to incur new debt at our subsidiaries, other than unsecured debt incurred in the ordinary course of business of our subsidiaries outside the U.S. and unsecured debt, which may not exceed $10,000,000 in the aggregate , incurred in the ordinary course of business of our U.S. subsidiaries.

In addition, the terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made.

Item 6.	Exhibits

Exhibit No.	Description

3(ii)	By-Laws of The Interpublic Group of Companies, Inc. (“Interpublic”), as amended and restated through March 23, 2006, are incorporated by reference to Exhibit 3(ii) to Interpublic’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2006.
10(i)(A)	Amendment No. 3, dated as of December 31, 2005, to the Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, as amended and restated as of September 27, 2005, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent (the “3-Year Credit Agreement”) is incorporated by reference to Exhibit 10(i) (D) to Interpublic’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 22, 2006.
10(i)(B)	Letter Agreement, dated as of March 21, 2006, between Interpublic and the Lenders party, to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement is incorporated by reference to Exhibit 10(i) (E) to Interpublic’s Annual Report on Form 10-K filed with the SEC on March 22, 2006.
10(iii)(A)(1)	Supplemental Agreement, made as of February 24, 2006, to an Employment Agreement, made as of February 2, 2004, by and between Interpublic and Stephen Gatfield, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K/A filed with the SEC on March 3, 2006.
10(iii)(A)(2)	Letter Agreement, dated March 15, 2006, by and between Interpublic and Stephen Gatfield.
10(iii)(A)(3)	Amendment, dated March 16, 2006, to an Employment Agreement, made as of January 18, 2005, by and between Interpublic and David A. Bell, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on March 22, 2006.
10(iii)(A)(4)	Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between Interpublic and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on March 24, 2006.
10(iii)(A)(5)	Confidential Separation and General Release, dated March 20, 2006, by and between Interpublic and Nicholas Cyprus, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on March 24, 2006.
10(iii)(A)(6)	Employment Agreement, made as of April 1, 2006, by and between Interpublic and Christopher F. Carroll, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on April 6, 2006.
10(iii)(A)(7)	Executive Severance Agreement, dated April 1, 2006, by and between Interpublic and Christopher F. Carroll, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K filed with the SEC on April 6, 2006.
31.1	Certification, dated as of May 10, 2006 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-Ox”).
31.2	Certification, dated as of May 10, 2006 and executed by Frank Mergenthaler, under Section 302 of S-Ox.
32	Certification, dated as of May 10, 2006 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-Ox.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth
Chairman and Chief Executive Officer

Date: May 10, 2006

By	/s/ Frank Mergenthaler
Frank Mergenthaler
Executive Vice President
and Chief Financial Officer

Date: May 10, 2006

INDEX TO EXHIBITS

Exhibit No.	Description

3(ii)	By-Laws of The Interpublic Group of Companies, Inc. (“Interpublic”), as amended and restated through March 23, 2006, are incorporated by reference to Exhibit 3(ii) to Interpublic’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2006.
10(i)(A)	Amendment No. 3, dated as of December 31, 2005, to the Amended and Restated 3-Year Credit Agreement, dated as of May 10, 2004, as amended and restated as of September 27, 2005, among Interpublic, the Initial Lenders Named Therein, and Citibank, N.A., as Administrative Agent (the “3-Year Credit Agreement”) is incorporated by reference to Exhibit 10(i) (D) to Interpublic’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 22, 2006.
10(i)(B)	Letter Agreement, dated as of March 21, 2006, between Interpublic and the Lenders party, to the 3-Year Credit Agreement, waiving breaches of the 3-Year Credit Agreement is incorporated by reference to Exhibit 10(i) (E) to Interpublic’s Annual Report on Form 10-K filed with the SEC on March 22, 2006.
10(iii)(A)(1)	Supplemental Agreement, made as of February 24, 2006, to an Employment Agreement, made as of February 2, 2004, by and between Interpublic and Stephen Gatfield, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K/A filed with the SEC on March 3, 2006.
10(iii)(A)(2)	Letter Agreement, dated March 15, 2006, by and between Interpublic and Stephen Gatfield.
10(iii)(A)(3)	Amendment, dated March 16, 2006, to an Employment Agreement, made as of January 18, 2005, by and between Interpublic and David A. Bell, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on March 22, 2006.
10(iii)(A)(4)	Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between Interpublic and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on March 24, 2006.
10(iii)(A)(5)	Confidential Separation and General Release, dated March 20, 2006, by and between Interpublic and Nicholas Cyprus, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on March 24, 2006.
10(iii)(A)(6)	Employment Agreement, made as of April 1, 2006, by and between Interpublic and Christopher F. Carroll, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on April 6, 2006.
10(iii)(A)(7)	Executive Severance Agreement, dated April 1, 2006, by and between Interpublic and Christopher F. Carroll, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K filed with the SEC on April 6, 2006.
31.1	Certification, dated as of May 10, 2006 and executed by Michael I. Roth, under Section 302 of the Sarbanes-Oxley Act of 2002 (“S-Ox”).
31.2	Certification, dated as of May 10, 2006 and executed by Frank Mergenthaler, under Section 302 of S-Ox.
32	Certification, dated as of May 10, 2006 and executed by Michael I. Roth and Frank Mergenthaler, furnished pursuant to Section 906 of S-Ox.