Form 10-Q
period 2006-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2006-08-09
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2006 was 440,806,113.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
		(Restated)

REVENUE	$1,532.9	$1,610.7

OPERATING EXPENSES:
Salaries and related expenses	951.4	953.7
Office and general expenses	504.6	543.4
Restructuring (reversals) charges	—	(1.9)

Total operating expenses	1,456.0	1,495.2

OPERATING INCOME	76.9	115.5

EXPENSES AND OTHER INCOME:
Interest expense	(52.0)	(42.2)
Interest income	26.4	16.5
Investment impairments	(0.3)	(3.6)
Other income	24.6	4.3

Total (expenses) and other income	(1.3)	(25.0)

Income before provision for income taxes	75.6	90.5
Provision for income taxes	1.8	79.9

Income of consolidated companies	73.8	10.6
Income applicable to minority interests, net of tax	(6.2)	(3.7)
Equity in net income of unconsolidated affiliates, net of tax	1.3	2.3

NET INCOME	68.9	9.2
Dividends on preferred stock	11.9	5.0
Allocation to participating securities	10.1	0.7

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$46.9	$3.5

Earnings per share of common stock:
Basic	$0.11	$0.01
Diluted	$0.11	$0.01
Weighted-average number of common shares outstanding:
Basic	426.6	424.8
Diluted	494.3	429.6

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
		(Restated)

REVENUE	$2,859.9	$2,938.9

OPERATING EXPENSES:
Salaries and related expenses	1,902.1	1,928.8
Office and general expenses	1,040.3	1,072.5
Restructuring (reversals) charges	0.4	(8.8)

Total operating expenses	2,942.8	2,992.5

OPERATING LOSS	(82.9)	(53.6)

EXPENSES AND OTHER INCOME:
Interest expense	(98.1)	(89.1)
Interest income	52.3	31.4
Investment impairments	(0.3)	(3.6)
Other income	25.4	19.0

Total (expenses) and other income	(20.7)	(42.3)

Loss before provision (benefit) for income taxes	(103.6)	(95.9)
Provision (benefit) for income taxes	(7.0)	39.3

Loss of consolidated companies	(96.6)	(135.2)
Income applicable to minority interests, net of tax	(6.0)	(4.9)
Equity in net income of unconsolidated affiliates, net of tax	1.3	2.9

NET LOSS	(101.3)	(137.2)
Dividends on preferred stock	23.8	10.0

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(125.1)	$(147.2)

Loss per share of common stock — basic and diluted	$(0.29)	$(0.35)
Weighted-average number of common shares outstanding — basic and diluted	426.3	424.3

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS:
Cash and cash equivalents	$1,135.6	$2,075.9
Marketable securities	442.7	115.6
Accounts receivable, net of allowance of $99.6 and $105.5	3,716.7	4,015.7
Expenditures billable to clients	1,056.4	917.6
Deferred income taxes	184.3	184.3
Prepaid expenses and other current assets	217.5	188.3

Total current assets	6,753.2	7,497.4
Land, buildings and equipment, net	611.7	650.0
Deferred income taxes	371.1	297.3
Investments	129.3	170.6
Goodwill	3,063.6	3,030.9
Other assets, net	385.2	299.0

TOTAL ASSETS	$11,314.1	$11,945.2

LIABILITIES:
Accounts payable	$3,933.7	$4,245.4
Accrued liabilities	2,233.8	2,554.3
Short-term debt	55.6	56.8

Total current liabilities	6,223.1	6,856.5
Long-term debt	2,183.7	2,183.0
Deferred compensation and employee benefits	597.0	592.1
Other non-current liabilities	426.8	368.3

TOTAL LIABILITIES	9,430.6	9,999.9

Commitments and contingencies (Note 14)
TOTAL STOCKHOLDERS’ EQUITY	1,883.5	1,945.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,314.1	$11,945.2

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101.3)	$(137.2)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	85.1	80.9
Provision for bad debt	6.0	10.3
Amortization of restricted stock awards and other non-cash compensation	22.1	17.8
Amortization of bond discounts and deferred financing costs	10.9	5.0
Deferred income taxes	(68.8)	19.6
Equity in net income of unconsolidated affiliates, net of dividends	1.1	0.2
Income applicable to minority interests	6.0	4.9
Investment impairments	0.3	3.6
(Gain) loss on sale of businesses and fixed assets	3.5	(5.5)
Gain on sale of investments	(23.4)	(12.2)
Loss on interest rate swaps	—	2.1
Other	2.9	(3.3)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	405.4	(87.7)
Expenditures billable to clients	(129.5)	(246.1)
Prepaid expenses and other current assets	(30.5)	3.9
Accounts payable and accrued expenses	(743.2)	124.9
Other non-current assets and liabilities	42.0	(12.8)

Net cash used in operating activities	(511.4)	(231.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments	(10.2)	(50.8)
Capital expenditures	(40.5)	(64.0)
Proceeds from sales of businesses and fixed assets	4.5	7.9
Proceeds from sales of investments	67.8	40.4
Purchases of investments	(23.7)	(18.4)
Maturities of short-term marketable securities	361.8	689.7
Purchases of short-term marketable securities	(690.4)	(270.4)

Net cash provided by (used in) investing activities	(330.7)	334.4

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term bank borrowings	1.8	(12.1)
Payments of long-term debt	(2.5)	(0.6)
Proceeds from long-term debt	0.2	2.0
Issuance costs and consent fees	(40.9)	(9.7)
Call spread transaction costs	(29.2)	—
Issuance of common stock, net of issuance costs	—	4.9
Distributions to minority interests	(15.2)	(10.9)
Preferred stock dividends	(23.1)	(10.0)

Net cash used in financing activities	(108.9)	(36.4)

Effect of exchange rates on cash and cash equivalents	10.7	(28.8)

Increase (decrease) in cash and cash equivalents	(940.3)	37.6
Cash and cash equivalents at beginning of year	2,075.9	1,550.4

Cash and cash equivalents at end of period	$1,135.6	$1,588.0

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Net Income (Loss)	$68.9	$9.2	$(101.3)	$(137.2)
Net foreign currency translation adjustment	3.5	(28.4)	16.3	(59.7)
Net adjustment for minimum pension liability	0.2	—	0.2	—
Net unrealized holding gains (losses) on securities
Unrealized holding gain arising in the current period	—	1.8	6.5	17.7
Unrealized holding loss arising in the current period	(8.1)	—	(8.1)	—
Reclassification of gain to net earnings	(7.9)	(0.1)	(8.7)	(0.2)

Net unrealized holding gains (losses) on securities	(16.0)	1.7	(10.3)	17.5

Total Comprehensive Income (Loss)	$56.6	$(17.5)	$(95.1)	$(179.4)

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 1:	Basis of Presentation

Restatement.  The unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2005 and the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2005 in this report are presented as restated. For information on the restatement and the impact of the restatement on our financial statements for the first two quarters of 2005, we refer you to Item 8, Financial Statements and Supplementary Data, Note 23, Results by Quarter (Unaudited), in our 2005 Annual Report on Form 10-K. We also refer you to Note 16, Quarterly Restatement, in this Quarterly Report on Form 10-Q.

Basis of Presentation.  The accompanying unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. (the “Company”, “Interpublic”, “we”, “us”, or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss) for each period presented. The consolidated results for interim periods are not necessarily indicative of results for the full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial results should be read in conjunction with our 2005 Annual Report on Form 10-K.

Note 2:	Earnings (Loss) Per Share

Earnings (loss) per basic common share equals net income (loss) applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Earnings (loss) per diluted common share reflects the assumed conversion of all dilutive securities.

The following sets forth the computation of basic and diluted earnings (loss) per common share for net income (loss) applicable to common stockholders:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Basic
Net income (loss)	$68.9	$9.2	$(101.3)	$(137.2)
Less: preferred stock dividends	11.9	5.0	23.8	10.0
Less: allocation to participating securities(a)	10.1	0.7	—	—

Net income (loss) applicable to common stockholders	$46.9	$3.5	$(125.1)	$(147.2)

Weighted-average number of common shares outstanding — basic	426.6	424.8	426.3	424.3

Earnings (loss) per share — basic	$0.11	$0.01	$(0.29)	$(0.35)

Diluted
Net income (loss) applicable to common stockholders	$46.9	$3.5	$(125.1)	$(147.2)
Effect of dilutive securities
Interest and discount on 4.50% Convertible Senior Notes	5.3	—	—	—

Diluted net income (loss) applicable to common stockholders	$52.2	$3.5	$(125.1)	$(147.2)

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Weighted-average number of common shares outstanding — basic	426.6	424.8	426.3	424.3
Effect of dilutive securities
Restricted stock and stock options	3.3	4.8	—	—
4.50% Convertible Senior Notes	64.4	—	—	—

Weighted-average number of common shares outstanding — diluted	494.3	429.6	426.3	424.3

Earnings (loss) per share — diluted	$0.11	$0.01	$(0.29)	$(0.35)

(a)	Basic and diluted earnings (loss) per share has been adjusted using the two-class method pursuant to Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two — Class Method Under FASB Statement No. 128 (“EITF No. 03-6”), for the three months ended June 30, 2006 and 2005. The two-class method is an earnings allocation formula that attributes earnings to participating securities and common stock according to dividends declared and participation rights in undistributed earnings. Participating securities consist of our 4.50% Convertible Senior Notes and our Series A Mandatory Convertible Preferred Stock.

There was no impact on the basic and diluted loss per share computations for the six months ended June 30, 2006 and 2005 due to the fact that the holders of the relevant securities do not participate in our net loss.

The following table presents the weighted-average number of incremental shares excluded from the computations of diluted earnings (loss) per share for the three and six months ended June 30, 2006 and 2005 because the effect of including these incremental shares would be anti-dilutive:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Stock Options and Nonvested Restricted Stock Awards	—	—	2.8	4.6
4.50% Convertible Senior Notes	—	64.4	64.4	64.4
Series A Mandatory Convertible Preferred Stock	27.7	27.7	27.7	27.7
Series B Cumulative Convertible Perpetual Preferred Stock	38.4	—	38.4	—

Total	66.1	92.1	133.3	96.7

Stock options and warrants excluded from diluted earnings per share computation because the exercise price was greater than the average market price of the common shares	47.2	38.8	40.8	38.5

Note 3:	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, Accounting

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).

Effective January 1, 2006, we implemented SFAS No. 123R using the modified prospective transition method. Under this transition method, the compensation expense recognized beginning January 1, 2006 includes compensation expense for (i) all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all stock-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense is generally recognized ratably over the requisite service period.

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly, did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant. In addition, our Employee Stock Purchase Plan (“ESPP”) was not considered compensatory under APB No. 25 and, therefore, no expense was required to be recognized. Compensation expense was previously recognized for restricted stock, restricted stock units, performance-based stock units, and share appreciation performance-based units. The effect of forfeitures on restricted stock, restricted stock units, and performance-based stock units was recognized when such forfeitures occurred.

The following table summarizes the net incremental stock-based compensation expense, primarily related to our stock options, included in salaries and related expenses recognized in our unaudited Consolidated Statements of Operations as a result of the adoption of SFAS No. 123R:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006

Income (loss) before provision (benefit) for income taxes	$4.9	$2.5
Net income (loss)	$3.3	$1.7
Net income (loss) applicable to common stockholders	$3.3	$1.7

The impact on basic and diluted earnings (loss) per share was one cent for the three months ended June 30, 2006 and less than one cent for the six months ended June 30, 2006. There was no impact on cash flows from operations and financing activities as there were no stock options exercised for the six months ended June 30, 2006. On January 1, 2006, we recorded a benefit from the cumulative effect of the change in accounting principle of $3.6 ($2.3, net of tax) in salaries and related expenses in the unaudited Consolidated Statements of Operations.

For the three months ended June 30, 2006 and 2005, we recognized total stock-based compensation expense of $14.1 and $7.9, respectively, and a related tax benefit of $4.7 and $2.7, respectively. For the six months ended June 30, 2006 and 2005, we recognized total stock-based compensation expense of $24.8 and $20.2, respectively, and a related tax benefit of $8.3 and $6.8, respectively. Certain stock-based compensation awards expected to be settled in cash have been classified as liabilities in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following pro forma information presents our pro forma net loss applicable to common stockholders and loss per share if stock-based compensation expense, net of forfeitures, for our stock option plans and ESPP had been determined based on the fair value at the grant dates as defined by SFAS No. 123 and amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123, for the three and six months ended June 30, 2005:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30, 2005		June 30, 2005
	(Restated)		(Restated)

Net income (loss) applicable to common stockholders	$3.5		$(147.2)
Add back:
Stock-based employee compensation expense included in net income (loss) applicable to common stockholders, net of tax	5.2		13.4
Less:
Total fair value of stock-based employee compensation expense, net of tax	(10.6)		(24.3)

Pro forma net loss applicable to common stockholders	$(1.9)		$(158.1)

Earnings (loss) per share
Basic earnings (loss) per share
As reported	$0.01		$(0.35)
Pro forma	$0.00	*	$(0.37)
Diluted earnings (loss) per share
As reported	$0.01		$(0.35)
Pro forma	$0.00	*	$(0.37)

*	Amount represents less than one cent per share.

For purposes of the above six months ended June 30, 2005 pro forma information, the weighted-average fair value of the 15% discount received by employees on the date that stock was purchased under our former ESPP was $1.97 per share and is included in the total fair value of stock-based employee compensation expense. No stock was purchased under the ESPP in the three months ended June 30, 2005 and that ESPP expired effective June 30, 2005.

We issue stock and cash based incentive awards to our employees under a plan established by the Compensation Committee of the Board of Directors and approved by our shareholders. In May 2006, our shareholders approved the 2006 Performance Incentive Plan (the “2006 PIP”). Under the 2006 PIP, up to 6.0 shares of common stock may be used for granting stock options and stock appreciation rights and up to 33.0 shares of common stock may be used for granting other stock-based awards. Subject to the terms of the 2006 PIP, additional awards may be granted from shares available for issuance under previous plans and in other limited circumstances. Only a certain number of shares are available for each type of award under the 2006 PIP, and there are similar limits on the number of shares that may be awarded to any one participant. The vesting period of awards granted is generally commensurate with the requisite service period. We generally issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards. During the second quarter of 2006 the Compensation Committee granted new awards under the 2006 PIP.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Stock Options

Stock options are granted at the fair market value of our common stock on the grant date and are generally exercisable between two and five years from the grant date and expire ten years from the grant date.

Following is a summary of stock option activity during the six months ended June 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value

Stock options outstanding at January 1, 2006	36.3	$25.06
Options granted	3.2	$8.70
Options exercised	—	$—
Options cancelled/expired	(5.0)	$22.77
Options forfeited	(0.1)	$12.17

Stock options outstanding at June 30, 2006	34.4	$23.93	5.4	$—
Options vested and expected to vest at June 30, 2006	33.3	$24.37	5.3	$—
Options exercisable at June 30, 2006	27.9	$27.03	4.5	$—

Following is a summary of nonvested stock option activity during the six months ended June 30, 2006:

			Weighted-	Weighted-
			Average	Average
			Grant Date	Remaining	Aggregate
			Fair Value	Contractual Term	Intrinsic
Nonvested Stock Options	Options		(per share)	(in years)	Value

Nonvested at January 1, 2006	3.4		$5.65
Granted	3.2		$3.90
Vested	—	*	$6.42
Forfeited	(0.1)		$5.31

Nonvested at June 30, 2006	6.5		$4.80	9.4	$—

*	Amount is less than 0.1 options.

There were no stock options exercised for the six months ended June 30, 2006. The intrinsic value of stock options exercised for the six months ended June 30, 2005 was $0.4. As of June 30, 2006 there was $23.9 of total unrecognized compensation expense related to nonvested stock options granted, which expense is expected to be recognized over a weighted-average period of 3.4 years.

We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and our results of operations could be materially impacted.

During the third quarter of 2005, we revised our assumptions for expected volatility and expected term and, accordingly, the pro forma information presented above for the three and six months ended June 30, 2005 was calculated using the Black-Scholes assumptions in place prior to the third quarter of 2005. Prior to the third quarter of 2005, we estimated (i) expected volatility based on historical volatility of our common stock

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

over the most recent period commensurate with the estimated expected term of our stock options and (ii) expected term based on the historical patterns of exercises.

Our assumptions used for the three and six months ended June 30, 2006 were as follows:

Expected Volatility:  The expected volatility factor used to estimate the fair value of stock options awarded is based on a blend of: (i) historical volatility of our common stock for periods equal to the expected term of our stock options and (ii) implied volatility of tradable forward put and call options to purchase and sell shares of our common stock.

Expected Term:  Our estimate of expected term is based on the average of (i) an assumption that all outstanding options are exercised upon achieving their full vesting date and (ii) an assumption that all outstanding options will be exercised at the midpoint between the current date, (i.e. the date awards have ratably vested through), and their full contractual term. In determining the estimate, we considered several factors, including the historical option exercise behavior of our employees and the terms and vesting periods of the options.

Expected Dividend Yield:  No dividend yield was assumed because we currently do not pay cash dividends on our common stock and have no current plans to reinstate a dividend.

Risk Free Interest Rate:  The risk free rate is determined using the implied yield currently available for zero-coupon U.S. government issuers with a remaining term equal to the expected term of the options.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Expected volatility	38.9%	44.4%	38.9%	44.4%
Expected term (years)	5.9	6.0	5.9	6.0
Risk free interest rate	5.1%	3.8%	5.1%	3.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Option grant price	$8.66	$12.29	$8.70	$12.75
Option grant-date fair value	$3.88	$5.91	$3.90	$6.13

Restricted Stock

Restricted stock is granted to certain key employees and is subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The vesting period is generally two to five years. No monetary consideration is paid by a recipient for a restricted stock award and the fair value of the shares on the grant date is amortized over the vesting period.

During the six months ended June 30, 2006 and 2005, we awarded 5.0 and 0.6 shares of restricted stock with a weighted-average grant-date fair value of $8.70 and $12.24 per award, respectively. The total fair value of restricted stock distributed to participants during the six months ended June 30, 2006 and 2005 was $7.2 and $10.5, respectively.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Performance-Based Stock

Performance-based stock awards have been granted to certain key employees subject to certain restrictions and vesting requirements as determined by the Compensation Committee. Performance-based stock awards are a form of stock award in which the number of shares ultimately received by the participant depends on performance against specific performance targets. The awards generally vest over a three year period tied to the employees’ continuing employment and the achievement of certain performance objectives. The final number of shares that could ultimately be received by a participant ranges from 0% to 200% of the amount of shares originally granted. The holder of an award of performance-based stock has no ownership interest in the underlying shares of common stock until the award vests and the shares of common stock are issued. We amortize stock-based compensation expense for the estimated number of performance-based stock awards that we expect to vest over the vesting period generally using the grant-date fair value of the shares. No monetary consideration is paid by a participant for a performance-based stock award.

During the six months ended June 30, 2006 and 2005, we awarded 9.1 and 0.9 shares of performance-based stock with a weighted-average grant date fair value of $9.72 and $13.09 per award, respectively. No performance-based stock awards vested during the six months ended June 30, 2006 and 2005.

Restricted Stock Units

Restricted stock units are granted to certain key employees and generally vest over three years. The grantee is entitled to receive a payment in cash or in shares of common stock based on the fair market value of the corresponding number of shares of common stock, at our discretion, upon completion of the vesting period. The holder of restricted stock units has no ownership interest in the underlying shares of common stock until the restricted stock units vest and the shares of common stock are issued. No monetary consideration is paid by a recipient for a restricted stock unit award. The fair value of restricted stock unit awards is adjusted at the end of each quarter based on our share price. We amortize stock-based compensation expense related to these awards over the vesting period based upon the quarterly-adjusted fair value.

During the six months ended June 30, 2006 and 2005, we awarded 2.0 and 0.2 restricted stock units with a weighted-average grant-date fair value of $8.67 and $12.60 per award, respectively. The total fair value of restricted stock units distributed to participants during the six months ended June 30, 2006 was $0.1. No restricted stock units vested during the six months ended June 30, 2005.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

A summary of the activity of our nonvested restricted stock, performance-based stock, and restricted stock units as of June 30, 2006 and changes during the six months then ended are presented below:

	Restricted Stock		Performance-Based Stock		Restricted Stock Units
		Weighted-		Weighted-			Weighted-
		Average		Average			Average
		Grant-Date		Grant-Date			Grant-Date
		Fair Value		Fair Value			Fair Value
	Awards	(per award)	Awards	(per award)	Awards		(per award)

Nonvested at January 1, 2006	9.5	$15.35	2.8	$12.34	2.3		$12.54
Granted	5.0	$8.70	9.1	$9.72	2.0		$8.67
Vested	(0.7)	$21.83	—	$—	—	*	$12.43
Forfeited	(0.5)	$14.17	(0.3)	$12.46	(0.3)		$12.85

Nonvested at June 30, 2006	13.3	$12.53	11.6	$10.27	4.0		$10.63
Total Unrecognized Compensation Expense Remaining	$89.2		$41.7		$25.2
Weighted-average years expected to be recognized over	2.0 years		2.7 years		2.3 years

*	Amount is less than 0.1 restricted stock units.

Share Appreciation Performance-Based Units

In August 2005, we granted Michael Roth, Chairman of the Board and Chief Executive Officer, 0.3 share appreciation performance-based units (“SAPUs”) based on a weighted-average grant-date stock price of $12.17. At our discretion, the grantee is entitled to receive a payment in cash or shares of common stock upon completion of a four-year vesting period. The holder of the SAPUs has no ownership interest in the underlying shares of common stock until the SAPUs vest and the shares of common stock are issued. The fair value of the SAPUs is estimated using the Black-Scholes valuation model, using assumptions similar to those used for stock options. For the three and six months ended June 30, 2006, we recorded stock-based compensation expense for SAPUs of $0.1 and $0.2, respectively. As of June 30, 2006, there was $0.6 of total unrecognized compensation expense related to nonvested SAPUs that is expected to be recognized over a weighted-average period of 3.1 years.

Employee Stock Purchase Plans

In November 2005, our stockholders approved the establishment of an Interpublic Group of Companies Employee Stock Purchase Plan (2006) (the “2006 Plan”) to replace the previously existing ESPP. Under the 2006 Plan, employees may purchase our common stock through payroll deductions not exceeding 10% of their compensation. The price an employee pays for a share of stock under the 2006 Plan is 90% of the lesser of the average market price of a share on the offering date or the average market price of a share on the last business day of the offering period. An aggregate of 15.0 shares are reserved for issuance under the 2006 Plan. During the second quarter of 2006, we filed a registration statement with the SEC to register the shares that may be purchased under the 2006 Plan. As of June 30, 2006, this plan was not yet active.

Under the ESPP previously in effect, employees could purchase our common stock through payroll deductions not exceeding 10% of their compensation. The price an employee paid for a share of stock under the ESPP was 85% of the average market price on the last business day of each month. The previous ESPP expired effective June 30, 2005 and shares are no longer available for issuance under this ESPP.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4:	Acquisitions and Dispositions

Acquisitions

We did not make any acquisitions during the three and six months ended June 30, 2006 and 2005. During the three months ended June 30, 2006 and 2005, we made stock payments related to acquisitions initiated in prior years of $5.0 and $9.9. During the six months ended June 30, 2006 and 2005, we made stock payments related to acquisitions initiated in prior years of $5.1 and $11.7, respectively. Details of cash paid for prior years’ acquisitions are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Cost of Investment	$8.5	$38.3	$10.2	$50.8
Compensation Expense — Related Payments	2.6	—	2.7	4.1

Total cash paid for acquisitions	$11.1	$38.3	$12.9	$54.9

Dispositions

For the three and six months ended June 30, 2006, we completed the sale of several businesses in our Integrated Agency Networks (“IAN”) segment and for the three and six months ended June 30, 2005, we completed the sale of several businesses in our IAN and Constituency Management Group (“CMG”) segments. The results of operations as well as the gain or loss on sale of each of these agencies was not material to the unaudited Consolidated Financial Statements in any of the periods presented.

Note 5:	Restructuring (Reversals) Charges

We record (reversals) and charges related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs. Included in the net (reversals) and charges for the three and six months ended June 30, 2006 and 2005 are the impact of adjustments resulting from changes in management’s estimates as described below. The 2003 program was initiated in response to softness in demand for advertising and marketing services. The 2001 program was initiated following the acquisition of True North Communications Inc. and was designed to integrate the acquisition and improve productivity. Since their inception, total net charges for the 2003 and 2001 programs were $224.2 and $641.4,

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

respectively. Substantially all activities under the 2003 and 2001 programs have been completed. A summary of the net (reversals) and charges by segment is as follows:

	For the Three Months Ended June 30,
	Lease Termination and		Severance and
	Other Exit Costs		Termination Costs
	2003	2001	2003
	Program	Program	Program	Total

2006 Net (Reversals) Charges
IAN	$(0.6)	$0.4	$—	$(0.2)
CMG	0.2	—	—	0.2

Total	$(0.4)	$0.4	$—	$—

2005 Net (Reversals) Charges
IAN	$(0.2)	$—	$—	$(0.2)
CMG	(0.9)	(0.1)	(0.1)	(1.1)
Corporate	(0.1)	(0.5)	—	(0.6)

Total	$(1.2)	$(0.6)	$(0.1)	$(1.9)

	For the Six Months Ended June 30,
	Lease Termination and		Severance and
	Other Exit Costs		Termination Costs
	2003	2001	2003
	Program	Program	Program	Total

2006 Net (Reversals) Charges
IAN	$(0.3)	$0.4	$—	$0.1
CMG	0.3	—	—	0.3

Total	$—	$0.4	$—	$0.4

2005 Net (Reversals) Charges
IAN	$(4.4)	$(0.7)	$(0.2)	$(5.3)
CMG	(1.0)	(1.7)	(0.2)	(2.9)
Corporate	(0.1)	(0.5)	—	(0.6)

Total	$(5.5)	$(2.9)	$(0.4)	$(8.8)

During the three and six months ended June 30, 2006 and 2005, charges were recorded for the amortization of the discounted liability related to lease terminations for the 2003 program which is being amortized over the expected remaining term of the related leases. Given the remaining life of the vacated leased properties under the 2003 and 2001 programs, cash payments are expected to be made through 2015 and 2024, respectively. These charges were offset by adjustments to management’s estimates as a result of our negotiation of terms upon the exit of leased properties, changes in sublease rental income and utilization of previously vacated properties by certain of our agencies due to improved economic conditions in certain markets.

During the three months ended June 30, 2006 we recorded charges and (reversals) to lease termination and other exit costs which completely offset. For the three months ended June 30, 2005 we recorded a net reversal of ($1.8), comprised of charges of $0.6 offset by adjustments to management’s estimates of ($2.4).

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

For the six months ended June 30, 2006, we recorded a net charge of $0.4. For the six months ended June 30, 2005, we recorded a net reversal of ($8.4), comprised of charges of $1.8, offset by adjustments to management’s estimates of ($10.2).

Net reversals related to severance and termination costs recorded in the three and six months ended June 30, 2005, resulted exclusively from the impact of adjustments to management’s estimates as a result of the change in amounts paid to terminated employees and related payroll taxes.

A summary of the remaining liability for the 2003 and 2001 restructuring programs is as follows:

	Liability at				Liability at
	December 31,	Charges and			June 30,
	2005	Adjustments	Payments	Other(1)	2006

2003 Program
Lease termination and other exit costs	$23.6	$—	$(5.6)	$0.2	$18.2
Severance and termination costs	2.4	—	(0.5)	0.1	2.0

Total	$26.0	$—	$(6.1)	$0.3	$20.2

2001 Program
Lease termination and other exit costs	$22.5	$0.4	$(3.8)	$0.3	$19.4
Severance and termination costs	0.5	—	—	—	0.5

Total	$23.0	$0.4	$(3.8)	$0.3	$19.9

Total Restructuring	$49.0	$0.4	$(9.9)	$0.6	$40.1

(1)	Amounts represent adjustments to the liability primarily for changes in foreign currency exchange rates.

Note 6:	Land, Buildings and Equipment

The following table provides a summary of the components of land, buildings and equipment:

	June 30,	December 31,
	2006	2005

Land and buildings	$99.8	$97.0
Furniture and equipment	957.6	954.3
Leasehold improvements	560.3	549.6

	1,617.7	1,600.9
Less: accumulated depreciation	(1,006.0)	(950.9)

Land, buildings and equipment, net	$611.7	$650.0

Note 7:	Expenses and Other Income

Investment Impairment

During the three and six months ended June 30, 2006, we recorded investment impairment charges of $0.3. During the three and six months ended June 30, 2005, we recorded $3.6 in investment impairment

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

charges related to a decline in value of certain available-for-sale investments that was determined to be other than temporary.

Other Income

The following table sets forth the components of other income:

			For the Six
	For the Three Months Ended		Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Net gains on sales of businesses and investments	$19.8	$4.3	$20.1	$18.4
Other income	4.8	—	5.3	0.6

Total other income	$24.6	$4.3	$25.4	$19.0

During the three months ended June 30, 2006, we sold an investment located in Asia Pacific for a gain of $18.4. In addition, during the six months ended June 30, 2006 we sold our remaining ownership interest in Enterprise Nexus Communications, an agency within The Lowe Group, for a gain of $2.5.

We are in the process of settling our liabilities related to vendor discounts and credits established as part of the restatement of previously issued financial statements that we presented in our Annual Report on Form 10-K for the year ended December 31, 2004. Any favorable or unfavorable concessions in connection with these settlements are recorded in other income in the Consolidated Statement of Operations. For the six months ended June 30, 2006, the net favorable amount recorded for concessions in other income was $4.0.

During the six months ended June 30, 2005, we sold several small businesses and investments, the largest of which was our remaining ownership interest in Delaney Lund Knox Warren & Partners, an agency within Draft FCB Group, which resulted in a gain of approximately $8.5.

Note 8:	Effective Income Tax Rate

The following tables set forth the components of our effective income tax rate:

			For the Six
	For the Three Months Ended		Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Income (loss) before provision (benefit) for income taxes	$75.6	$90.5	$(103.6)	$(95.9)
Provision (benefit) for income taxes	$1.8	$79.9	$(7.0)	$39.3
Effective income tax rate	2.4%	88.3%	(6.8)%	41.0%

The difference between the effective tax rate and the statutory rate of 35% is due primarily to state and local taxes, losses incurred in non-U.S. jurisdictions and U.S. capital losses that receive no benefit, the reversal of previously established valuation allowances in foreign jurisdictions, the resolution of IRS and various state and local income tax audits, and the reversal of previously claimed foreign tax credits.

In accordance with FASB Interpretation No. 18 (“FIN 18”), we have determined the U.S. component of the income tax provision for the six months ended June 30, 2006 on a discrete basis since we could not reliably estimate our 2006 annual effective tax rate because minor changes in our estimated pre-tax results could have a significant impact on our annualized effective tax rate. This is a change from the first quarter

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

where the annual effective tax rate approach was used. Accordingly, the tax rate used for the U.S. component of the income tax provision for the six months ended June 30, 2006 was based on the actual effective tax rate for the period.

During the second quarter of 2006, we recorded certain significant non-recurring items which impacted the effective income tax rate. One of these items was the reversal of a valuation allowance of approximately $19.2 that relates primarily to net operating loss carryforwards in France that we believe are more likely than not to be realized due to a reorganization of our legal structure in France.

Additionally, in connection with the finalization of the audit cycle 1994-1996, the IRS made an adjustment which resulted in the movement of a tax deduction into later years. In addition, the IRS has recently completed their field audit of the years 1997-2002 and has proposed additions to our taxable income. We have appealed a number of these proposed additions. One of the adjustments not on appeal was the disallowance of a deduction of a loss claimed in 2002 on the grounds that we had not established that the claimed worthlessness of an acquired business had occurred in 2002. We had previously received a refund of approximately $45.0 in connection with this claimed loss. The disallowance resulted in a payment of $52.7, including interest, during the second quarter. We intend to adjust our 2004 taxable loss to claim this deduction in that period which is currently under audit by the IRS. In connection with the aforementioned adjustments, the 2005 U.S. tax net operating loss will likely be carried back to 2003, with the result that foreign tax credits previously claimed will be reversed and will become a credit carryforward subject to a full valuation allowance. As such, we have recorded a charge to tax expense in the current period of approximately $17.0. As a result of these and other audit activities, we released $12.1 of net tax reserves, including corresponding state and local adjustments, relating primarily to a reduction in interest expense.

During the second quarter, the IRS commenced the audit of the 2003 and 2004 income tax returns. We believe that our income tax reserves, including interest, are adequate for all open years.

Valuation Allowance

As required by SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), we evaluate the realizability of our deferred tax assets on a quarterly basis. SFAS No. 109 requires a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In circumstances where there is “sufficient negative evidence”, establishment of a valuation allowance must be considered. A cumulative loss in the most recent three-year period represents sufficient negative evidence to consider a valuation allowance under the provisions of SFAS No. 109. As a result, we have determined that certain of our deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance has been established relate primarily to foreign net operating losses, U.S. capital losses, and foreign tax credit carryforwards.

The realization of our remaining deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results, including but not limited to any future restructuring activities, may require that we record additional valuation allowances against our deferred tax assets on which a valuation allowance has not previously been established. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is “more likely than not” that such assets will be realized. An ongoing pattern of profitability will generally be considered as sufficient positive evidence. The income tax expense recorded in the future will be reduced to the extent of offsetting decreases in the valuation allowance. The establishment and reversal of valuation allowances has had and could have a significant negative or positive impact on our future earnings.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 9:	Accrued Liabilities

The following table provides a summary of the components of accrued liabilities:

	June 30,	December 31,
	2006	2005

Accrued media and production expenses	$1,509.6	$1,517.6
Salaries, benefits and related expenses	293.9	447.2
Accrued vendor discounts and credits	132.4	195.1
Accrued office and related expenses	77.7	93.6
Accrued professional fees	40.6	70.4
Accrued restructuring charges	40.1	49.0
Accrued interest	34.6	35.2
Accrued taxes	8.6	46.7
Other	96.3	99.5

Total accrued liabilities	$2,233.8	$2,554.3

Note 10:	Debt

Long-term debt has a fair value of $2,022.1 and $2,072.1 at June 30, 2006 and December 31, 2005, respectively.

Cash Poolings

We aggregate our net domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our balance sheet reflects cash net of overdrafts for each pooling arrangement. At June 30, 2006 and December 31, 2005, a gross amount of $830.3 and $842.6, respectively, in cash was netted against an equal gross amount of overdrafts under pooling arrangements.

Credit Arrangements

Our primary credit agreement is a $750.0 Three-Year Credit Agreement, dated as of June 13, 2006 (the “Credit Agreement”). Under the Credit Agreement, a special-purpose entity called ELF Special Financing Ltd. (“ELF”) acts as the lender and letter of credit issuer. ELF is obligated at our request to make cash advances to us and to issue letters of credit for our account, in an aggregate amount not to exceed $750.0 outstanding at any time. The aggregate face amount of letters of credit may not exceed $600.0 at any time. Our obligations under the Credit Agreement are unsecured. The Credit Agreement is a revolving facility, under which amounts borrowed may be repaid and borrowed again, and the aggregate available amount of letters of credit may decrease or increase, subject to the overall limit of $750.0 and the $600.0 limit on letters of credit. We are not subject to any financial or other material restrictive covenants under the Credit Agreement.

We pay commitment fees on the undrawn amount under the Credit Agreement at 0.78% per annum. In addition, we pay an additional facility fee equal to 0.15% per annum on the full size of the facility. If we draw

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

under the facility, interest is payable on any outstanding advances under the Credit Agreement at 3-month LIBOR plus 0.78% per annum. The Credit Agreement will expire on June 15, 2009.

We entered into the Credit Agreement as part of a transaction we refer to as the “ELF Financing.” ELF is a special-purpose entity incorporated in the Cayman Islands, in which we have no equity or other interest and which we do not consolidate for financial reporting purposes. In the ELF Financing, institutional investors purchased from ELF debt securities issued by ELF (the “ELF Notes”) and warrants issued by us (refer to Note 11). ELF received $750.0 in proceeds from these sales, which it used to purchase AAA-rated liquid assets. It will hold the liquid assets pending any request for borrowing from us or any drawing on any letters of credit issued for our account under the Credit Agreement, which ELF will fund by selling liquid assets. We are not the issuer of the ELF Notes and are not party to the indenture governing the ELF Notes. In conjunction with the ELF Financing we paid $40.6 of issuance costs, with the offset recorded in other assets in our unaudited Consolidated Balance Sheet. The $40.6 of issuance costs consists of approximately $25.0 of underwriting commissions, legal and accounting fees, printing costs and other fees or expenses, with the balance in a fee to one of the initial purchasers for its services as structuring agent for the offering. These costs will be amortized through the exercise date of the warrants on a straight-line basis as a component of interest expense.

Under certain circumstances, including certain events of default involving us or occurring under the ELF Notes, the commitment to make advances and issue letters of credit under the Credit Agreement may be terminated by ELF, acting on instruction of the holders of the ELF Notes. We will be entitled, prior to any such termination, to make a borrowing of up to the entire available amount of the commitment under the Credit Agreement (regardless of whether our obligations under the Credit Agreement have been accelerated). Upon termination of the commitment, the holders of the ELF Notes will automatically receive interests in the outstanding loans in exchange for their ELF Notes. Thereafter we will not be able to borrow or reborrow additional funds under the Credit Agreement, but the advances will remain outstanding as term loans maturing on June 15, 2009 (subject to the rights of the holders to accelerate the loans upon an event of default).

In connection with entering into the Credit Agreement, we terminated our previous committed credit agreement, the Amended and Restated Three-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005.

In addition to the Credit Agreement, we have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. There were borrowings under the uncommitted facilities made by several of our subsidiaries outside the United States totaling $52.9 and $53.7 at June 30, 2006 and December 31, 2005, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities at June 30, 2006 and December 31, 2005 was approximately 4.6% and 4.3%, respectively.

Note 11:	Warrants

As part of the ELF Financing, we issued 67.9 warrants, consisting of 29.1 capped warrants (“Capped Warrants”) and 38.8 uncapped warrants (“Uncapped Warrants”). In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 00-19”), we recorded $63.4 of deferred warrant cost in other assets in our unaudited Consolidated Balance Sheet, with the offset recorded to additional paid-in capital within stockholders’ equity. This amount is a significant non-cash transaction and represents the fair value of the warrants at the transaction close date estimated using the Black-Scholes option-pricing model, which requires reliance on variables including the price volatility of the underlying stock. The deferred warrant cost will be amortized through the exercise date of the warrants as issuance costs on a straight-line basis as a non-cash element of interest expense.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The stated exercise date of the warrants is June 15, 2009. Following the exercise of the warrants each warrant will entitle the warrant holder to receive an amount in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our option. The amount will be based, subject to customary adjustments, on the difference between the market price of one share of our common stock (calculated as the average share price over 30 trading days following expiration) and the stated exercise price of the warrant. For the Uncapped Warrants, the exercise price is $11.91 per warrant. For the Capped Warrants, the exercise price is $9.89 per warrant and the amount deliverable upon exercise is capped so a holder will not benefit from appreciation of the common stock above $12.36 per share.

Concurrently with the issuance of the warrants described above, we entered into call spread transactions with four different counterparties to reduce the potential dilution or cash cost upon exercise of the Uncapped Warrants. Each transaction gives us the right to receive, upon expiration of the options thereunder, an amount in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our option. The amount will be based, subject to customary adjustments, on the difference between the market price of one share of our common stock (calculated as the average share price over 30 trading days following expiration) and $11.91 per share, the exercise price of the Uncapped Warrants. The amount deliverable to us under the call spread transactions, however, is capped so we will not receive any amount relating to appreciation of our common stock above $14.38 per share, and we will incur dilution or cash costs upon exercise of the Uncapped Warrants to the extent our share price exceeds $14.38 per share at that time. The four transactions cover an aggregate notional amount of 38.8 shares, equivalent to the full number of the Uncapped Warrants, and had an aggregate purchase price of $29.2. In accordance with EITF No. 00-19 the cost of the four transactions has been recorded as a reduction to additional paid-in capital within stockholders’ equity in our unaudited Consolidated Balance Sheet.

In accordance with EITF No. 03-6 the warrants are not considered securities with participation rights in earnings available to common stockholders due to the contingent nature of the exercise feature of these securities.

Note 12:	Employee Benefits

The components of net periodic cost for the domestic pension plans, the principal foreign pension plans and the postretirement benefit plans are as follows:

	Domestic		Foreign Pension		Postretirement
	Pension Plans		Plans		Benefit Plans
	2006	2005	2006	2005	2006	2005

For the Three Months Ended June 30,
Service cost	$0.2	$0.2	$4.3	$3.8	$0.2	$0.1
Interest cost	2.2	2.2	5.5	4.8	1.0	0.9
Expected return on plan assets	(2.3)	(2.4)	(4.4)	(3.3)	—	—
Amortization of:
Transition obligation	—	—	—	—	0.1	—
Prior service cost	—	(0.1)	—	0.1	(0.1)	—
Unrecognized actuarial losses	1.6	1.6	1.6	1.6	0.2	0.2

Net periodic cost	$1.7	$1.5	$7.0	$7.0	$1.4	$1.2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Domestic		Foreign Pension		Postretirement
	Pension Plans		Plans		Benefit Plans
	2006	2005	2006	2005	2006	2005

For the Six Months Ended June 30,
Service cost	$0.4	$0.4	$8.4	$8.0	$0.3	$0.2
Interest cost	4.4	4.3	10.9	9.9	2.0	1.8
Expected return on plan assets	(4.5)	(4.8)	(8.7)	(6.8)	—	—
Amortization of:
Transition obligation	—	—	0.1	—	0.1	0.1
Prior service cost	—	(0.1)	—	0.1	(0.1)	—
Unrecognized actuarial losses	3.1	3.2	3.1	3.4	0.5	0.4

Net periodic cost	$3.4	$3.0	$13.8	$14.6	$2.8	$2.5

During the three months ended June 30, 2006, we made contributions of $0.7 and $6.3 to our domestic and foreign pension plans, respectively. During the six months ended June 30, 2006, we made contributions of $0.9 and $11.7 to our domestic and foreign pension plans, respectively. For the remainder of 2006, we anticipate making contributions of $16.9 and $11.8 to our domestic and foreign pension plans, respectively.

Note 13:	Segment Information

On June 1, 2006, we announced we would merge two units included in our IAN segment, Draft Worldwide (“Draft”) and Foote, Cone & Belding Worldwide (“FCB”), to create a global integrated marketing organization. The new merged entity, Draft FCB Group, will remain in the IAN segment.

As of June 30, 2006, for financial reporting purposes we have two reportable segments. The largest segment, IAN, is comprised of McCann, Draft FCB Group, Lowe, our media agencies, and our leading stand-alone agencies. CMG comprises our second reportable segment. As of December 31, 2005, we had an additional segment, Motorsports operations (“Motorsports”), which was sold during 2004 and had immaterial residual operating results in 2005.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Revenue:
IAN	$1,295.1	$1,385.4	$2,403.9	$2,499.9
CMG	237.8	224.8	456.0	437.3
Motorsports	—	0.5	—	1.7

Consolidated revenue	$1,532.9	$1,610.7	$2,859.9	$2,938.9

Segment operating income (loss):
IAN	$113.2	$154.7	$40.3	$69.2
CMG	12.4	7.9	16.6	7.7
Motorsports	—	0.3	—	1.3
Corporate and other	(48.7)	(49.3)	(139.4)	(140.6)

Total segment operating income (loss)	76.9	113.6	(82.5)	(62.4)
Reconciliation of total segment operating income (loss) to income (loss) before provision (benefit) of income taxes:
Restructuring reversals (charges)	—	1.9	(0.4)	8.8
Interest expense	(52.0)	(42.2)	(98.1)	(89.1)
Interest income	26.4	16.5	52.3	31.4
Investment impairments	(0.3)	(3.6)	(0.3)	(3.6)
Other income	24.6	4.3	25.4	19.0

Income (loss) before provision (benefit) of income taxes:	$75.6	$90.5	$(103.6)	$(95.9)

Depreciation and amortization:
IAN	$30.6	$31.4	$61.7	$62.4
CMG	4.7	4.6	9.7	9.5
Corporate and other	6.9	4.6	13.7	9.0

Total depreciation and amortization	$42.2	$40.6	$85.1	$80.9

Capital expenditures:
IAN	$15.7	$20.4	$29.1	$39.0
CMG	2.3	3.6	4.1	5.6
Corporate and other	3.8	8.2	7.3	19.4

Total capital expenditures	$21.8	$32.2	$40.5	$64.0

	June 30,	December 31,
	2006	2005

Total assets:
IAN	$8,954.2	$9,217.1
CMG	949.0	965.9
Corporate and Other	1,410.9	1,762.2

Total assets	$11,314.1	$11,945.2

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following expenses are included in Corporate and other:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Salaries and related expenses	$43.9	$42.9	$94.2	$92.1
Professional fees	22.7	32.1	83.4	84.7
Rent, depreciation and amortization	16.8	11.2	32.1	23.2
Corporate insurance	5.2	6.5	10.1	13.6
Other	6.1	0.1	12.4	7.4
Expenses allocated to operating divisions	(46.0)	(43.5)	(92.8)	(80.4)

Total Corporate and other	$48.7	$49.3	$139.4	$140.6

Note 14:	Commitments and Contingencies

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

SEC Investigation

The SEC opened a formal investigation in response to the restatement we first announced in August 2002, and as previously disclosed, the investigation has expanded to encompass the restatement set forth in our 2004 Annual Report on Form 10-K filed in September 2005 (the “2005 Restatement”). In particular, since we filed our 2004 Annual Report on Form 10-K, we have received subpoenas from the SEC relating to matters addressed in our 2005 Restatement. We have also responded to inquiries from the SEC staff concerning the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but because the investigation is ongoing, in particular with respect to the 2005 Restatement, we cannot reasonably estimate either the amount, range of amounts or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Vendor Discounts or Credits and Other Liabilities

We have recorded liabilities related to Vendor Discounts or Credits, Internal Investigations and International Compensation Arrangements in accounts payable and accrued liabilities in our unaudited Consolidated Balance Sheet.

A summary of the remaining liabilities related to these matters is as follows:

	June 30,	December 31,
	2006	2005

Vendor Discounts or Credits	$229.5	$284.8
Internal Investigations (includes asset reserves)	19.2	24.7
International Compensation Arrangements	36.3	36.2

Total	$285.0	$345.7

During the six months ended June 30, 2006, our liabilities for Vendor Discounts or Credits decreased $55.3. The decrease is primarily due to payments of $48.4 and foreign currency rate changes.

Note 15:	Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This interpretation prescribes financial statement recognition and measurement requirements for a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings effective January 1, 2007. We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements.

In June 2006, the FASB ratified the consensus reached in EITF Issue No. 05-1, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option. The EITF agreed that the conversion accounting model (rather than the extinguishment model) should be used when equity instruments are issued to settle an instrument that becomes convertible upon the issuer’s exercise of a call option if, at issuance, the debt instrument contains a substantive conversion feature. This EITF issue applies to all conversions within the scope of this Issue that result from the exercise of call options that occur in interim or annual reporting periods beginning after June 28, 2006. We do not expect the adoption of EITF No. 05-1 to have a material impact on our Consolidated Financial Statements.

In April 2006, FASB Staff Position (“FSP”) No. FIN 46R-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46R, was issued. This FSP clarifies that the variability to be considered in applying FIN 46R should be based on an analysis of the design of the potential variable interest entity. This FSP is effective for reporting periods beginning after June 15, 2006. We do not expect the adoption of FSP No. FIN 46R-6 to have a material impact on our Consolidated Financial Statements.

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

In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, was issued, which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with changes in fair value recognized in the Statement of Operations. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our Consolidated Financial Statements.

In November 2005, the FASB issued FSP FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). FSP 123R-3 provides an elective alternative simplified method to calculate the windfall tax pool (the “APIC pool”). Under this FSP, a company may calculate the beginning balance of the APIC pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123R. We are currently evaluating this alternative transition method and have until December 31, 2006 to make our one-time election. We do not expect the adoption of FSP 123R-3 to have a material impact on our Consolidated Financial Statements.

The adoption of the following accounting pronouncements during 2006 did not have a material impact on our Consolidated Financial Statements:

•	SFAS No. 154, Accounting Changes and Error Corrections; and

•	FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

Note 16:	Quarterly Restatement

On March 22, 2006, we restated our previously published financial statements for the first two quarters of 2005. The restatement is set forth in our 2005 Annual Report on Form 10-K. The unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2005 and the unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2005 in this report are presented as restated. The quarterly restatement adjustments relate primarily to revenue recognition and a number of miscellaneous items including accounting for leases and international compensation arrangements. The tables below summarize for the three and six months ended June 30, 2005, the impact of each category of adjustment on previously reported revenue, operating income (loss), income (loss) before provision of income taxes, net income (loss) and earnings (loss) per share. Below is a description of the restatement adjustments.

Goodwill Impairments:  Adjustments were made to properly record goodwill impairment at a reporting unit within our sports and marketing business.

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

Other Adjustments:  We have identified other items which do not conform to GAAP and recorded adjustments to our unaudited Consolidated Financial Statements which relate to previously reported periods.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Impact of Adjustments on
	For the Three Months Ended			For the Six Months Ended
	June 30, 2005			June 30, 2005
			Income Before			Loss Before
		Operating	Provision of		Operating	Provision of
	Revenue	Income	Income Taxes	Revenue	Loss	Income Taxes

As previously reported	$1,616.2	$124.3	$99.7	$2,946.5	$(40.4)	$(82.6)

Revenue recognition	(3.6)	(3.1)	(3.1)	(5.8)	(5.0)	(5.0)
Goodwill	—	—	(0.5)	—	—	(0.5)
Other adjustments	(1.9)	(5.7)	(5.6)	(1.8)	(8.2)	(7.8)

Total restatement adjustments	(5.5)	(8.8)	(9.2)	(7.6)	(13.2)	(13.3)

As restated	$1,610.7	$115.5	$90.5	$2,938.9	$(53.6)	$(95.9)

	Impact of Adjustments on
	Net Income (Loss) and
	Earnings (Loss) per Share
	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005

Net income (loss) as previously reported	$14.5	$(129.3)

Restatement adjustments (pre-tax):
Revenue recognition	(3.1)	(5.0)
Goodwill	(0.5)	(0.5)
Other adjustments	(5.6)	(7.8)

Total restatement adjustments (pre-tax)	(9.2)	(13.3)
Tax adjustments	(3.9)	(5.4)

Total net restatement adjustments	(5.3)	(7.9)

Net income (loss) as restated	$9.2	$(137.2)

Earnings (loss) per share of common stock:
Basic
As previously reported	$0.02 *	$(0.33)
Effect of restatement	(0.01)	(0.02)

As restated	$0.01 *	$(0.35)

Weighted-average shares	424.8	424.3
Diluted
As previously reported	$0.02 *	$(0.33)
Effect of restatement	(0.01)	(0.02)

As restated	$0.01 *	$(0.35)

Weighted-average shares	429.6	424.3

*	Due to the existence of income from continuing operations, basic and diluted EPS have been calculated using the two-class method pursuant to EITF No. 03-6 for the quarter ended June 30, 2005. For the quarter ended June 30, 2005 as previously reported, the two-class method resulted in a decrease of $1.7 in net income (numerator) for both basic and diluted EPS calculations. For the quarter ended June 30, 2005 as restated, the two-class method resulted in a decrease of $0.7 in net income (numerator) for both basic and diluted EPS calculations.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and subsidiaries (the “Company”, “Interpublic”, “we”, “us” or “our”). MD&A should be read in conjunction with our financial statements and the accompanying notes. Our MD&A includes the following sections:

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for the three and six months ended June 30, 2006 compared to 2005.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows and financing activity.

INTERNAL CONTROL OVER FINANCIAL REPORTING provides a description of the status of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related rules.

CRITICAL ACCOUNTING ESTIMATES, by reference to our 2005 Annual Report on Form 10-K, provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENT ACCOUNTING STANDARDS, by reference to Note 15 to the unaudited Consolidated Financial Statements, provides a description of accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting standards which have been adopted during 2006.

RESULTS OF OPERATIONS

Our 2005 Annual Report on Form 10-K summarizes key elements of our business strategy under “Overview” in Item 7. Our strategy is focused on improving organic revenue growth and operating margin, and we are working to achieve a level of organic revenue growth comparable to industry peers and double-digit operating margin by 2008. Our revenue is directly dependent upon the advertising, marketing and corporate communications requirements of our clients. For 2006, our revenues will continue to be adversely affected by the client losses and dispositions that occurred in 2005, and our operating margin will continue to be adversely affected by high expenses for professional fees, albeit on a declining basis. We believe we are in the early stages of a turnaround and our results for the three and six months ended June 30, 2006 reflect the challenges we face improving revenues and operating margins.

For the second quarter of 2006 revenue declined 4.8% as compared to the same three-month period in 2005, and operating margin declined to 5.0% as compared to 7.2% for the same period of 2005. Organic revenue decline was 3.1% compared to the second quarter of 2005, primarily due to higher revenue deferrals from the first to second quarter of 2005, which did not occur to the same extent in 2006, and net client losses, offset by higher spending by existing clients. As previously disclosed, it is expected that client losses during 2005 will continue to affect consolidated revenue results in 2006, and we continue to expect that full-year 2006 organic revenue growth will be flat to slightly down. Operating expenses decreased in the second quarter of 2006, declining 2.6% as compared to the second quarter of 2005. Salaries and related expenses decreased slightly, while office and general expenses decreased 7.1% primarily because of lower professional fees and lower production expenses.

For the first half of 2006, revenue declined by 2.7%, compared to the same six-month period in 2005, and operating margin was (2.9%) compared to (1.8%) for the first half of 2005. Organic revenue growth was 0.5% compared to the first half of 2005, as increased spending by existing clients across both segments offset net client losses which occurred in 2005 at IAN. In the first half of 2006, operating expenses decreased 1.7%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

as compared to the same period in 2005. Salaries and related expenses decreased 1.4% and office and general expenses decreased 3.0% mainly due to the net effect of acquisitions and divestitures.

Three and Six Months Ended June 30, 2006 Performance

When we analyze period-to-period change in our operating performance, we determine the portion of the change that is attributable to the change in foreign currency rates and the portion of the change that is attributable to the net effect of acquisitions and divestitures, and we refer to the remainder of the change as organic change. Organic revenue growth and operating margin are our key corporate metrics.

On June 1, 2006, we announced we would merge two units included in our Integrated Agency Networks (“IAN”) segment, Draft Worldwide (“Draft”) and Foote, Cone & Belding Worldwide (“FCB”), to create a global integrated marketing organization. The new merged entity, Draft FCB Group, will remain in the IAN segment. The operating results for these units are analyzed together in MD&A for the three and six months ended June 30, 2006 compared to 2005.

REVENUE

Three Months Ended

For the second quarter of 2006, consolidated revenues decreased $77.8, or 4.8%, as compared to 2005. Compared to the second quarter of 2005, the net effect of acquisitions and divestitures decreased worldwide revenue by $45.2. Changes in foreign currency exchange rates increased worldwide revenue by $16.6. The components of the 2006 change were as follows:

	Total		Domestic			International
	$ Change	% Change	$ Change	% Change	% of Total	$ Change	% Change	% of Total

June 30, 2005 (Restated)	$1,610.7		$924.0		57.4%	$686.7		42.6%

Foreign currency changes	16.6	1.0%	—	—		16.6	2.4%
Net acquisitions/divestitures	(45.2)	(2.8)%	(11.3)	(1.2)%		(33.9)	(4.9)%
Organic	(49.2)	(3.1)%	(45.3)	(4.9)%		(3.9)	(0.6)%

Total change	(77.8)	(4.8)%	(56.6)	(6.1)%		(21.2)	(3.1)%
June 30, 2006	$1,532.9		$867.4		56.6%	$665.5		43.4%

During the second quarter of 2006, our organic revenue decline was $49.2, or 3.1%, compared to an organic increase of 6.9% during the second quarter of 2005. Our organic revenue decline was primarily domestic, driven by IAN and partially offset by an increase at the Constituency Management Group (“CMG”). The organic revenue decline at IAN was 4.4% and occurred primarily in domestic markets due to higher revenue deferrals from the first to second quarter of 2005, which did not occur to the same extent in 2006, and net client losses. Our revenue for the second quarter of 2005 included approximately $43.0, as compared to the current year, of additional revenue primarily for services performed in prior quarters but not recognized in those quarters due to lack of persuasive evidence. Our revenue recognition policies govern the timing of when revenue is recognized, but have no impact on cash flow. If work is being performed in a given quarter but there is lack of persuasive evidence of an arrangement, the related revenue is deferred to a future quarter when sufficient evidence is obtained. These effects are likely to be more significant over a given quarter than over a full year.

Our revenue is also impacted by production expenses. These are client pass-through expenses related to arrangements for which we record revenue and expenses on a gross basis because we act as principal, and

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

accordingly changes in expenses are offset by corresponding changes in revenue. Whether we act as agent or principal is contract-dependent, and the mix varies from agency to agency and from period to period. Accordingly, while our profitability is not impacted, it may affect organic revenue growth and office and general expense patterns in future periods.

The net effect of acquisitions and divestitures of ($45.2) is comprised mainly of ($43.3) at IAN, largely from dispositions at Draft FCB Group and McCann during 2005. Management divested a number of businesses that were considered non-strategic or chronically unprofitable, or for which we could not establish a strong control environment to comply with the standards of the Sarbanes-Oxley Act at a reasonable cost. These businesses were predominantly outside the United States and operated at an aggregate net loss. The increase due to foreign currency changes of $16.6 was primarily attributable to the weakening of the U.S. Dollar in relation to the Pound Sterling and Euro, which primarily affected our IAN segment.

Six Months Ended

For the first half of 2006, consolidated revenues decreased $79.0, or 2.7%, as compared to 2005. The net effect of acquisitions and divestitures decreased worldwide revenue by $83.7 and changes in foreign currency rates decreased worldwide revenue by $9.6. The components of the 2006 change were as follows:

	Total		Domestic			International
	$ Change	% Change	$ Change	% Change	% of Total	$ Change	% Change	% of Total

June 30, 2005 (Restated)	$2,938.9		$1,662.1		56.6%	$1,276.8		43.4%

Foreign currency changes	(9.6)	(0.3)%	—	—		(9.6)	(0.8)%
Net acquisitions/divestitures	(83.7)	(2.8)%	(26.3)	(1.6)%		(57.4)	(4.5)%
Organic	14.3	0.5%	7.1	0.4%		7.2	0.6%

Total change	(79.0)	(2.7)%	(19.2)	(1.2)%		(59.8)	(4.7)%
June 30, 2006	$2,859.9		$1,642.9		57.4%	$1,217.0		42.6%

During the first half of 2006, our organic revenue growth was $14.3, compared to an organic increase of $31.0 during the first half of 2005. Our organic revenue growth was split evenly across our domestic and international markets, and was driven mainly by an increase at CMG offset by a decrease at IAN. At CMG, organic revenue growth was fueled by increased spending by existing clients, while the organic revenue decline at IAN was driven by a domestic decline offset by growth internationally. The decline at IAN was primarily due to net client losses which did not fully offset higher spending by existing clients.

The net effect of acquisitions and divestitures of ($83.7) is comprised mainly of ($79.6) at IAN, largely from dispositions at Draft FCB Group and McCann during 2005, as discussed above for the second quarter of 2006. The impact of foreign currency changes of ($9.6) was primarily attributable to currency activity in the first quarter of 2006 and largely impacted our IAN segment. Our reported results are affected by variations in the foreign currencies our European businesses are conducted in, principally the Euro and Pound Sterling. In the second quarter of 2006, the U.S. Dollar was weaker against these currencies as compared to the second quarter of 2005, but for the first half of 2006 it was stronger than in the first half of 2005. As a result, the effect of foreign currency changes on our reported revenues and operating expenses was positive for the second quarter of 2006, but slightly negative for the first half of 2006.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

OPERATING (INCOME) EXPENSES

For the second quarter of 2006, operating expenses decreased as compared to the second quarter of 2005, by $39.2 from $1,495.2 to $1,456.0, primarily from a decrease in office and general expenses. For the first half of 2006, operating expenses also decreased as compared to the first half of 2005, by $49.7 from $2,992.5 to $2,942.8. This change resulted from decreases in both office and general expenses and salaries and related expenses.

Salaries and Related Expenses

Salaries and related expenses is the largest component of operating expenses and consist primarily of salaries, related benefits and performance incentives. During both the three and six month periods ended June 30, 2006, salaries and related expenses decreased as compared to the respective prior year periods. Salaries and related expenses increased as a percentage of revenue to 62.1% in the second quarter 2006 and to 66.5% in the first half of 2006. The components of the 2006 change were as follows:

	For the Three Months Ended			For the Six Months Ended
	Total		% of	Total		% of
	$	% Change	Revenue	$	% Change	Revenue

June 30, 2005 (Restated)	$953.7		59.2%	$1,928.8		65.6%

Foreign currency changes	11.0	1.2%		(7.6)	(0.4)%
Net acquisitions/divestitures	(21.9)	(2.3)%		(44.2)	(2.3)%
Organic	8.6	0.9%		25.1	1.3%

Total change	(2.3)	(0.2)%		(26.7)	(1.4)%
June 30, 2006	$951.4		62.1%	$1,902.1		66.5%

Three Months Ended

The increase in salaries and related expenses, excluding the impact of foreign currency and the net effect of acquisitions and divestitures, was primarily due to favorable adjustments of $11.4 recorded in the second quarter of 2005 related to performance incentives and discretionary bonuses and $6.2 of higher expense recorded for stock-based compensation in the second quarter of 2006. Performance incentives and discretionary bonus accruals were adjusted in the second quarter of 2005 when incentive compensation accruals were reversed based on lower than expected payments related to 2004 and reduced expectations for achieving targets in 2005. Additionally, in the second quarter of 2006, we recorded higher expenses for our stock-based compensation plans of which $4.9 relates to the adoption of SFAS No. 123R and is primarily related to our stock options, and the remainder relates to stock-based compensation awards granted after the second quarter of 2005. See Note 3 to the unaudited Consolidated Financial Statements for further information regarding our stock-based compensation. The salaries component of salaries and related expenses increased in the second quarter of 2006 by approximately $9.4 due to upgrades made to our talent at certain units to support revenue initiatives, offset by certain lower benefit costs of approximately $11.5.

Salaries and related expenses decreased as a result of the net effect of acquisitions and divestitures, primarily due to the sale of several businesses at IAN during 2005. This decrease was partially offset by changes in foreign currency exchange rates, which also primarily affected the results of IAN.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Six Months Ended

The increase in salaries and related expenses, excluding the impact of foreign currency and the net effect of acquisitions and divestitures, was primarily the result of higher salary costs of approximately $25.4 due to upgrades made to our talent to support revenue initiatives. We recorded higher expenses for our stock-based compensation plans of $4.6, of which $2.5 relates to the adoption of SFAS No. 123R and is primarily related to our stock options, and the remainder relates to stock-based compensation awards granted after the second quarter of 2005. See Note 3 to the unaudited Consolidated Financial Statements for further information regarding our stock-based compensation. Additionally, the impact of adjustments recorded in the first half of 2005 to performance incentive and discretionary bonus accruals primarily caused salaries and related expense to increase by $3.1 in the first half of 2006 as compared to the same period in 2005.

Salaries and related expenses decreased as a result of the net effect of acquisitions and divestitures, primarily due to the sale of several businesses at IAN during 2005. Salaries and related expenses also decreased as a result of changes in foreign currency exchange rates, which primarily affected our IAN segment.

Office and General Expenses

Office and general expenses primarily consists of rent, office and equipment, depreciation, professional fees, other overhead expenses and certain production expenses related to our revenue. During both the three months and six months ended June 30, 2006, office and general expenses decreased as compared to the same periods in the prior year. Accordingly, office and general expenses decreased slightly as a percentage of revenue to 32.9% in the second quarter of 2006 and to 36.4% in the first half of 2006. The components of the 2006 change were as follows:

	For the Three Months Ended			For the Six Months Ended
	Total		% of	Total		% of
	$	% Change	Revenue	$	% Change	Revenue

June 30, 2005 (Restated)	$543.4		33.7%	$1,072.5		36.5%

Foreign currency changes	6.4	1.2%		(4.8)	(0.4)%
Net acquisitions/divestitures	(25.5)	(4.7)%		(45.2)	(4.2)%
Organic	(19.7)	(3.6)%		17.8	1.7%

Total change	(38.8)	(7.1)%		(32.2)	(3.0)%
June 30, 2006	$504.6		32.9%	$1,040.3		36.4%

Three Months Ended

The decrease in office and general expenses, excluding the impact of foreign currency and the net effect of acquisitions and divestitures, was primarily the result of lower professional fees of approximately $18.8 compared to the prior year, primarily at IAN and Corporate due to accounting-related services performed in the prior year, and lower production expenses of approximately $6.3, offset by higher occupancy expense.

Office and general expenses decreased as a result of the net effect of acquisitions and divestitures, primarily attributable to the sale of several businesses at IAN during 2005. This decrease was offset by changes in foreign currency exchange rates, which also primarily affected the results of IAN.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Six Months Ended

The increase in office and general expenses, excluding the impact of foreign currency and the net effect of acquisition and divestitures, was due to higher occupancy expense of approximately $8.9, primarily related to leases entered into after the second quarter of 2005. Additionally, software-related costs increased $5.2, related to our ongoing initiatives to consolidate and upgrade our financial systems, as well as to further develop our shared services. This increase was also driven by slightly higher production expenses.

Office and general expenses decreased due to the net effect of acquisitions and divestitures, primarily attributable to the sale of several businesses at IAN during 2005. Office and general expenses also decreased as a result of changes in foreign currency exchange rates, which primarily affected our IAN segment.

Restructuring (Reversals) Charges

A summary of the net (reversals) and charges related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs is as follows:

	For the Three Months Ended June 30,
	Lease Termination and		Severance and
	Other Exit Costs		Termination Costs
	2003	2001	2003
	Program	Program	Program	Total

2006 Net (Reversals) Charges	$(0.4)	$0.4	$—	$—
2005 Net (Reversals) Charges	$(1.2)	$(0.6)	$(0.1)	$(1.9)

	For the Six Months Ended June 30,
	Lease Termination and		Severance and
	Other Exit Costs		Termination Costs
	2003	2001	2003
	Program	Program	Program	Total

2006 Net (Reversals) Charges	$—	$0.4	$—	$0.4
2005 Net (Reversals) Charges	$(5.5)	$(2.9)	$(0.4)	$(8.8)

During the second quarter of 2006, we recorded (reversals) and charges related to lease termination and other exit costs and severance and termination costs which completely offset. For the first half of 2006, net charges primarily consisted of the amortization of the discounted liability related to lease terminations. For the three and six months ended June 30, 2005, the net reversals primarily consisted of adjustments to management’s estimates primarily relating to our lease termination costs. For additional information, see Note 5 to the unaudited Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

EXPENSE AND OTHER INCOME

					For the Six
	For the Three Months Ended				Months Ended
	June 30,				June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		(Restated)				(Restated)

Interest expense	$(52.0)	$(42.2)	$(9.8)	23.2%	$(98.1)	$(89.1)	$(9.0)	10.1%
Interest income	26.4	16.5	9.9	60.0%	52.3	31.4	20.9	66.6%
Investment impairments	(0.3)	(3.6)	3.3	(91.7)%	(0.3)	(3.6)	3.3	(91.7)%
Other income	24.6	4.3	20.3	472.1%	25.4	19.0	6.4	33.7%

Total	$(1.3)	$(25.0)	$23.7	(94.8)%	$(20.7)	$(42.3)	$21.6	(51.1)%

Interest Expense

The increase in interest expense during the first half of 2006 was primarily related to the amortization of the remaining costs associated with our previous committed credit agreement that was terminated on June 13, 2006 and the impact of higher interest rates. In addition, the first half of last year benefited from the amortization of gains on terminated interest rate swaps.

Interest Income

The increase in interest income during the first half of 2006 was primarily due to an increase in interest rates when compared to the prior year.

Investment Impairments

During the first half of 2006, we recorded investment impairment charges of $0.3. During the first half of 2005, we recorded $3.6 in investment impairment charges related to a decline in value of certain available-for-sale investments that was determined to be other than temporary.

Other Income

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Net gains on sales of businesses and investments	$19.8	$4.3	$20.1	$18.4
Other income	4.8	—	5.3	0.6

Total other income	$24.6	$4.3	$25.4	$19.0

During the second quarter of 2006, we sold an investment located in Asia Pacific for a gain of $18.4. In addition, during the first half of 2006 we sold our remaining ownership interest in Enterprise Nexus Communications, an agency within The Lowe Group, for a gain of $2.5.

During the six months ended June 30, 2005, we sold several small businesses and investments, the largest of which was our remaining ownership interest in Delaney Lund Knox Warren & Partners, an agency within Draft FCB Group, which resulted in a gain of approximately $8.5.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

OTHER ITEMS

Income Taxes

			For the Six
	For the Three Months Ended		Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Income (loss) before provision (benefit) for income taxes	$75.6	$90.5	$(103.6)	$(95.9)
Provision (benefit) for income taxes	$1.8	$79.9	$(7.0)	$39.3
Effective income tax rate	2.4%	88.3%	(6.8)%	41.0%

The difference between the effective tax rate and the statutory rate of 35% is due primarily to state and local taxes, losses incurred in non-U.S. jurisdictions and U.S. capital losses that receive no benefit, the reversal of previously established valuation allowances in foreign jurisdictions, the resolution of IRS and various state and local income tax audits, and the reversal of previously claimed foreign tax credits. During the second quarter of 2006, significant non-recurring items included the reversal of a valuation allowance of approximately $19.2 that relates primarily to net operating loss carryforwards in France that we believe are more likely than not to be realized due to a reorganization of our legal structure in France. Additionally, as a result of income tax audit activities during the quarter we also released $12.1 of net tax reserves, including corresponding state and local adjustments, relating primarily to a reduction in interest expense.

Minority Interest and Unconsolidated Affiliates

			For the Six
	For the Three Months Ended		Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Income applicable to minority interests, net of tax	$(6.2)	$(3.7)	$(6.0)	$(4.9)
Equity in net income of unconsolidated affiliates, net of tax	$1.3	$2.3	$1.3	$2.9

The increase in income applicable to minority interests during the first half of 2006, was primarily due to higher operating results of majority-owned international businesses.

The decrease in equity in net income of unconsolidated affiliates during the first half of 2006 was primarily due to lower operating results.

Segment Results of Operations — Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

As discussed in Note 13 to the unaudited Consolidated Financial Statements, we have two reportable segments as of June 30, 2006, IAN and CMG.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three				For the Six
	Months Ended				Months Ended
	June 30,				June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		(Restated)				(Restated)

Revenue:
IAN	$1,295.1	$1,385.4	$(90.3)	(6.5)%	$2,403.9	$2,499.9	$(96.0)	(3.8)%
CMG	237.8	224.8	13.0	5.8%	456.0	437.3	18.7	4.3%
Motorsports	—	0.5	(0.5)	(100.0)%	—	1.7	(1.7)	(100.0)%

Consolidated revenue	$1,532.9	$1,610.7	$(77.8)	(4.8)%	$2,859.9	$2,938.9	$(79.0)	(2.7)%

Segment operating income (loss):
IAN	$113.2	$154.7	$(41.5)	(26.8)%	$40.3	$69.2	$(28.9)	(41.8)%
CMG	12.4	7.9	4.5	57.0%	16.6	7.7	8.9	115.6%
Motorsports	—	0.3	(0.3)	(100.0)%	—	1.3	(1.3)	(100.0)%
Corporate and other	(48.7)	(49.3)	0.6	(1.2)%	(139.4)	(140.6)	1.2	(0.9)%

INTEGRATED AGENCY NETWORKS (“IAN”)

REVENUE

	For the Three		For the Six
	Months Ended		Months Ended
	$ Change	% Change	$ Change	% Change

June 30, 2005 (Restated)	$1,385.4		$2,499.9

Foreign currency changes	14.5	1.0%	(6.1)	(0.2)%
Net acquisitions/divestitures	(43.3)	(3.1)%	(79.6)	(3.2)%
Organic	(61.5)	(4.4)%	(10.3)	(0.4)%

Total change	(90.3)	(6.5)%	(96.0)	(3.8)%
June 30, 2006	$1,295.1		$2,403.9

Three Months Ended

In the second quarter 2006, IAN’s revenue decreased by $90.3 to $1,295.1 as compared to the same period in the prior year. The net effect of acquisitions and divestitures decreased revenue by $43.3 in the second quarter of 2006. Changes in foreign currency exchange rates increased revenue by $14.5.

The organic revenue decline was driven by decreases at most agencies, primarily The Works, one of our independent agencies, Lowe and McCann. At The Works, a dedicated General Motors resource, the decrease was due to the timing of revenue recognition in the prior year, due to higher revenue deferrals from the first quarter to second quarter of 2005 due to lack of persuasive evidence, which did not occur to the same extent in 2006, and the loss of General Motors media business. The decreases at Lowe were mainly domestic and due to reduced spending by existing clients and the timing of revenue recognized in 2005 as compared to 2006. We expect that Lowe’s 2006 results as compared to 2005 will continue to be negatively affected due to business lost in 2005. McCann experienced an organic revenue decrease domestically due to the timing of revenue recognized in 2005 as compared to 2006. McCann also had organic revenue declines due to net client losses.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

For the second quarter of 2006, the decrease due to the net effect of acquisitions and divestitures was due to the sale of several businesses at Draft FCB Group and McCann in 2005. Revenue, however, increased as a result of changes in foreign currency exchange rates, which mainly affected the results of McCann, Draft FCB Group and Lowe.

Six Months Ended

In the first half of 2006, IAN’s revenue decreased by $96.0 to $2,403.9 as compared to the same period in the prior year. The net effect of acquisitions and divestitures decreased revenue by $79.6 in the first half of 2006. Changes in foreign currency exchange rates decreased revenue by $6.1.

The organic revenue decrease was primarily driven by decreases at Lowe, Deutsch and The Works, offset by increases at McCann and Draft FCB Group. The organic revenue decreases at Lowe were primarily due to reduced spending by existing clients and net client losses. Organic revenue decreased at Deutsch due to reduced spending by existing clients. At The Works, the decrease was due primarily to the loss of General Motors media business. Offsetting these decreases was organic revenue growth at McCann, due primarily to higher spending by existing clients. Similarly at Draft FCB Group, organic revenue increases, both domestic and international, were primarily due to higher spending by existing clients.

For the first half of 2006, the decrease due to the net effect of acquisitions and divestitures was due to the sale of several businesses at Draft FCB Group and McCann in 2005. Revenue also decreased as a result of changes in foreign currency exchange rates, which mainly affected the results of McCann, Initiative and Lowe.

SEGMENT OPERATING INCOME

For the second quarter of 2006, IAN operating income decreased by $41.5, or 26.8%, primarily as a result of a decrease in revenue of $90.3, offset by a decrease in salaries and related expenses of $5.9, and decreased office and general expenses of $42.9. For the first half of 2006, IAN operating income decreased by $28.9, or 41.8%, primarily as a result of a decrease in revenue of $96.0, offset by a decrease in salaries and related expenses of $38.2 and decreased office and general expenses of $28.9.

	For the Three				For the Six
	Months Ended				Months Ended
	June 30,				June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		(Restated)				(Restated)

Segment operating income	$113.2	$154.7	$(41.5)	(26.8)%	$40.3	$69.2	$(28.9)	(41.8)%

Operating margin	8.7%	11.2%			1.7%	2.8%

Three Months Ended

The segment operating income decline, excluding the impact of foreign currency and the net effect of acquisitions and divestitures, was primarily driven by decreases at The Works and Lowe, offset by an increase at Initiative. The decline in operating income at The Works was driven primarily by decreased revenue, despite lower salaries and incentive compensation expenses due to reduced headcount at the agency. The increased operating loss at Lowe was also caused by revenue declines and was partially offset by lower salaries and severance expenses. At Initiative, operating income improved due to significantly lower operating expenses, primarily lower severance costs, as compared to the second quarter of 2005.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Six Months Ended

The decrease in IAN’s operating income, excluding the impact of foreign currency and net effect of acquisitions and divestitures, was primarily driven by decreases at Draft FCB Group offset by increases at McCann. The decreased operating income at Draft FCB Group was due to operating expense growth in excess of revenue growth. Specifically, higher headcount supporting net client wins increased salaries expense, while the merger of FCB and Draft also caused an increase in severance expense. This activity was offset by higher operating income at McCann caused by revenue growth in excess of higher occupancy and general operating expenses.

CONSTITUENCY MANAGEMENT GROUP (“CMG”)

REVENUE

	For the Three		For the Six
	Months Ended		Months Ended
	$ Change	% Change	$ Change	% Change

June 30, 2005 (Restated)	$224.8		$437.3

Foreign currency changes	2.1	0.9%	(3.4)	(0.8)%
Net acquisitions/divestitures	(1.4)	(0.6)%	(2.5)	(0.6)%
Organic	12.3	5.5%	24.6	5.6%

Total change	13.0	5.8%	18.7	4.3%
June 30, 2006	$237.8		$456.0

Three Months Ended

For the second quarter of 2006, CMG’s revenue increased by $13.0 to $237.8 as compared to the same period in the prior year. Changes in foreign currency exchange rates increased revenue by $2.1 and the net effect of acquisitions and divestitures decreased revenue by $1.4 in the second quarter of 2006.

The organic revenue increase of $12.3 was primarily driven by growth in the public relations and branding businesses. Domestically, the organic revenue growth was due to increased spending by existing clients in the public relations and sports marketing businesses. Internationally, the organic revenue growth was due to increased spending by existing clients in Europe for the public relations and events marketing businesses, but was offset by decreased spending by existing clients in a unit of the sports marketing business.

Revenue also increased as a result of changes in foreign currency exchange rates, which mainly affected the results of the public relations, sports marketing and events marketing businesses. The decrease due to the net effect of acquisitions and divestitures of $1.4 was primarily related to the sale of two small businesses in 2005.

Six Months Ended

In the first half of 2006, CMG’s revenue increased by $18.7 to $456.0 as compared to the same period in the prior year. Changes in foreign currency exchange rates decreased revenue by $3.4 and the net effect of acquisitions and divestitures decreased revenue by $2.5 in the first half of 2006.

The organic revenue increase of $24.6 was primarily driven by growth in the public relations and branding businesses. Domestically, the organic revenue growth was due to increased spending by existing

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

clients in the public relations, sports marketing, and events marketing businesses. Internationally, the slight organic revenue decline was due to lower spending by existing clients in Europe for the events marketing business and in a unit of the sports marketing business, partially offset by increased spending by existing clients in the public relations and branding businesses.

Revenue also decreased as a result of changes in foreign currency exchange rates, which mainly affected the results of the events marketing, public relations and sports marketing businesses. The decrease due to the net effect of acquisitions and divestitures of $2.5 was primarily related to the sale of two small businesses in 2005.

SEGMENT OPERATING INCOME

	For the Three				For the Six
	Months Ended				Months Ended
	June 30,				June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		(Restated)				(Restated)

Segment operating income	$12.4	$7.9	$4.5	57.0%	$16.6	$7.7	$8.9	115.6%

Operating margin	5.2%	3.5%			3.6%	1.8%

Three Months Ended

For the second quarter of 2006, CMG operating income increased by $4.5, or 57.0%, which was the result of an increase in revenue of $13.0, offset by an increase in office and general expenses of $5.8 and an increase in salaries and related expenses of $2.7.

The increase in segment operating income, excluding the impact of foreign currency and the net effect of acquisitions and divestitures, was primarily driven by increased operating income in the public relations businesses. The operating income increase in the public relations business was driven by revenue growth offset by higher salary and related expenses, primarily related to increased headcount to support revenue growth.

Six Months Ended

For the first half of 2006, CMG operating income increased by $8.9, or 115.6%, which was the result of an increase in revenue of $18.7, partially offset by an increase in salaries and related expenses of $9.7 and office and general expenses of $0.1.

The increase in segment operating income, excluding the impact of foreign currency and the net effect of acquisitions and divestitures, was primarily driven by increased operating income at the public relations and branding businesses partially offset by increased operating losses at the sports marketing business. The operating income increase at our public relations and branding businesses was driven by increased revenue. In the sports marketing business, operating losses increased due to revenue decline at one unit and increased salaries and related expenses at other units.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line within total segment operating income (loss) and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions, as shown in the table below. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the revenues of the operating unit. Amounts allocated also include specific charges for information technology related projects which are allocated based on utilization. The following expenses are included in Corporate and other:

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		(Restated)				(Restated)

Salaries and related expenses	$43.9	$42.9	$1.0	2.3%	$94.2	$92.1	$2.1	2.3%
Professional fees	22.7	32.1	(9.4)	(29.3)%	83.4	84.7	(1.3)	(1.5)%
Rent, depreciation and amortization	16.8	11.2	5.6	50.0%	32.1	23.2	8.9	38.4%
Corporate insurance	5.2	6.5	(1.3)	(20.0)%	10.1	13.6	(3.5)	(25.7)%
Other	6.1	0.1	6.0	6000.0%	12.4	7.4	5.0	67.6%
Expenses allocated to operating divisions	(46.0)	(43.5)	(2.5)	5.7%	(92.8)	(80.4)	(12.4)	15.4%

Total Corporate and other	$48.7	$49.3	$(0.6)	(1.2)%	$139.4	$140.6	$(1.2)	(0.9)%

For the second quarter of 2006, Corporate and other expenses decreased by $0.6, or 1.2% as compared to the same period in the prior year. The decrease is primarily related to lower professional fees due to accounting-related services performed in the prior year. Offsetting the decrease is an increase in rent, depreciation and amortization due to higher software-related costs from our ongoing initiatives to consolidate and upgrade our financial systems, as well as to further develop our shared services.

For the first half of 2006, Corporate and other expenses decreased by $1.2, or 0.9% as compared to the same period in the prior year. The decrease is primarily related to increased amounts allocated to operating divisions, due to the timing of charges in 2006 as compared to 2005. Offsetting the decrease is an increase in rent, depreciation and amortization due to higher software related costs from our ongoing initiatives to consolidate and upgrade our financial systems, as well as to further develop our shared services.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Operating cash flow

Our operating activities utilized cash of $511.4 for the six months ended June 30, 2006, compared to cash utilized of $231.6 for the six months ended June 30, 2005. As a result, the total amount of our cash and cash equivalents and marketable securities decreased from $2,191.5 at December 31, 2005 to $1,578.3 at June 30, 2006. The increase in cash used by operating activities for the six months ended June 30, 2006 was primarily attributable to the year-over-year changes in receivables and liabilities. During the second quarter we made payments in the amount of approximately $60.0 to the IRS and state and local taxing authorities. Of this payment, $52.7 is a result of the disallowance of loss claimed in the 2002 tax return. In spite of making these tax payments of $60.0, as well as certain payments related to vendor discounts, billing disputes and credits of $44.7, our operating activities provided cash of $16.7 during the second quarter of 2006.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

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

We aggregate our net domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our balance sheet reflects cash net of overdrafts for each pooling arrangement. At June 30, 2006 and December 31, 2005, a gross amount of $830.3 and $842.6, respectively, in cash was netted against an equal gross amount of overdrafts under pooling arrangements.

Funding Requirements

Our most significant funding requirements include: non-cancelable operating lease obligations, capital expenditures, payments related to vendor discounts and credits, interest payments, preferred stock dividends and taxes. Our non-cancelable lease commitments primarily relate to office premises and equipment. These commitments are partially offset by sublease rental income we receive under non-cancelable subleases. Our capital expenditures are primarily to upgrade computer and telecommunications systems and to modernize offices. Our capital expenditures were $40.5 for the first half of 2006.

We are required from time to time to post letters of credit, primarily to support our commitments, or those of our subsidiaries, to purchase media placements, mostly in locations outside the United States, or to satisfy other obligations. These letters of credit are generally backed by letters of credit issued under our committed credit agreement described under Credit Arrangements below. As of June 30, 2006, the aggregate amount of outstanding letters of credit issued for our account under our committed credit agreement was $217.4. As of December 31, 2005, the aggregate outstanding amount of letters of credit issued under our previous committed credit agreement was $162.4. These letters of credit have not been drawn upon in recent years.

Historically, deferred payments related to past acquisitions have been a significant funding requirement for us, although these payments have decreased significantly in recent years as we have made fewer acquisitions. Under the contractual terms of certain of our past acquisitions we have long-term obligations to pay additional consideration or to purchase additional equity interests in certain consolidated or unconsolidated subsidiaries if specified conditions, mostly relating to operating performance, are met. Some of the consideration under these arrangements is in shares of our common stock, but most is in cash. For the six months ended June 30, 2006 and 2005, we made cash payments related to past acquisitions of $12.9 and $54.9, respectively. Future acquisitions would impose additional funding requirements on us.

During the second quarter of 2006, we remitted approximately $60.0, including interest, to the IRS and state and local tax authorities related to income tax audit matters, and expect to pay an additional $15.0 in future years. In addition, during the second half of 2006, we expect to receive net refunds of approximately

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

$20.0 from the IRS and state and local taxing authorities in connection with deductions recognized in the final settlement of the 1994-1996 audit years. This refund results primarily from the timing of an IRS adjustment. We expect that this deduction will not be available in a future period which will cause us to make an additional cash payment in a later year.

Sources of funds

At June 30, 2006 our total of cash and cash equivalents plus short-term marketable securities was $1,578.3 compared to $2,191.5 at December 31, 2005. Substantially all of our operating cash flow is generated by our agencies. Our liquid assets are held primarily at Corporate, but also at our larger subsidiaries.

We have obtained financing through the capital markets by issuing debt securities, convertible preferred stock and common stock. We have a committed credit agreement and uncommitted credit facilities, which are described under Credit Arrangements below. We use our committed credit agreement primarily for the issuance of letters of credit and have not drawn on our committed credit agreement or our previous committed credit agreement since late 2003. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States. If we lose access to these credit lines, we would have to provide funding directly to some overseas operations.

Liquidity Outlook

We expect our operating cash flow and cash on hand to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We have no significant scheduled amounts of long-term debt due until July 2008, when our $250.0 Floating Rate Senior Unsecured Notes mature. In addition, holders of our $800.0 4.50% Convertible Senior Notes may require us to repurchase the 4.50% Notes for cash at par in March 2008.

We believe that a conservative approach to liquidity is appropriate for our company, in view of the cash requirements resulting from, among other things, high professional fees, liabilities to our customers for vendor discounts and credits, any potential penalties or fines that may have to be paid in connection with the ongoing SEC investigation, the normal cash variability inherent in our operations and other unanticipated requirements. As a result of our 2005 Restatement review, we continue to estimate that we will pay approximately $190.0 related to vendor discounts or credits, internal investigations and international compensation agreements over the next 15 months.

In addition, until our margins improve in connection with our turnaround, we anticipate that our cash flow generation will continue to be challenged. Our liquidity in future periods will be reduced as a result of the above items, which could require us to seek new or additional sources of liquidity to fund our working capital needs. We regularly evaluate market conditions and a wide range of financing alternatives for opportunities to raise additional financing or otherwise improve our liquidity profile and enhance our financial flexibility. There can be no guarantee that we will be able to access new sources of liquidity on commercially reasonable terms, or at all.

FINANCING

Credit Arrangements

Our primary credit agreement is a $750.0 Three-Year Credit Agreement, dated as of June 13, 2006 (the “Credit Agreement”). We entered into the Credit Agreement as part of a transaction we refer to as the “ELF

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Financing”. Under the Credit Agreement, a special-purpose entity called ELF Special Financing Ltd. (“ELF”) acts as the lender and letter of credit issuer. ELF is obligated at our request to make cash advances to us and to issue letters of credit for our account, in an aggregate amount not to exceed $750.0 outstanding at any time. The aggregate face amount of letters of credit may not exceed $600.0 at any time. The Credit Agreement is a revolving facility, under which amounts borrowed may be repaid and borrowed again, and the aggregate available amount of letters of credit may decrease or increase, subject to the overall limit of $750.0 and the $600.0 limit on letters of credit. We are not subject to any financial or other material restrictive covenants under the Credit Agreement. In conjunction with the ELF Financing we paid $40.6 of issuance costs, with the offset recorded in other assets in our unaudited Consolidated Balance Sheet. The $40.6 of issuance costs consists of approximately $25.0 of underwriting commissions, legal and accounting fees, printing costs and other fees or expenses, with the balance in a fee to one of the initial purchasers for its services as structuring agent for the offering. These costs will be amortized through the exercise date of the warrants on a straight-line basis as a component of interest expense. For additional information, see Note 10 to the unaudited Consolidated Financial Statements.

In connection with entering into the Credit Agreement, we terminated our previous committed credit agreement, the Amended and Restated Three-Year Credit Agreement, dated as of May 10, 2004, amended and restated as of September 27, 2005.

In addition to the Credit Agreement, we have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. There were borrowings under the uncommitted facilities made by several of our subsidiaries outside the United States totaling $52.9 and $53.7 at June 30, 2006 and December 31, 2005, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities at June 30, 2006 and December 31, 2005 was approximately 4.6% and 4.3%, respectively.

Warrants

As part of the ELF Financing, we issued 67.9 warrants, consisting of 29.1 capped warrants (“Capped Warrants”) and 38.8 uncapped warrants (“Uncapped Warrants”). In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 00-19”), we recorded $63.4 of deferred warrant cost in other assets in our unaudited Consolidated Balance Sheet, with the offset recorded to additional paid-in capital within stockholders’ equity. This amount is a significant non-cash transaction and represents the fair value of the warrants at the transaction close date estimated using the Black-Scholes option-pricing model, which requires reliance on variables including the price volatility of the underlying stock. The deferred warrant cost will be amortized through the exercise date of the warrants as issuance costs on a straight-line basis as a non-cash element of interest expense.

The stated exercise date of the warrants is June 15, 2009. Following the exercise of the warrants each warrant will entitle the warrant holder to receive an amount in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our option. The amount will be based, subject to customary adjustments, on the difference between the market price of one share of our common stock (calculated as the average share price over 30 trading days following expiration) and the stated exercise price of the warrant. For the Uncapped Warrants, the exercise price is $11.91 per warrant. For the Capped Warrants, the exercise price is $9.89 per warrant and the amount deliverable upon exercise is capped so a holder will not benefit from appreciation of the common stock above $12.36 per share.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Concurrently with the issuance of the warrants described above, we entered into call spread transactions with four different counterparties to reduce the potential dilution or cash cost upon exercise of the Uncapped Warrants. Each transaction gives us the right to receive, upon expiration of the options thereunder, an amount in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our option. The amount will be based, subject to customary adjustments, on the difference between the market price of one share of our common stock (calculated as the average share price over 30 trading days following expiration) and $11.91 per share, the exercise price of the Uncapped Warrants. The amount deliverable to us under the call spread transactions, however, is capped so we will not receive any amount relating to appreciation of our common stock above $14.38 per share, and we will incur dilution or cash costs upon exercise of the Uncapped Warrants to the extent our share price exceeds $14.38 per share at that time. The four transactions cover an aggregate notional amount of 38.8 shares, equivalent to the full number of the Uncapped Warrants, and had an aggregate purchase price of $29.2. In accordance with EITF No. 00-19 the cost of the four transactions has been recorded as a reduction to additional paid-in capital within stockholders’ equity in our unaudited Consolidated Balance Sheet.

Credit Agency Ratings

Our long-term debt credit ratings as of June 30, 2006 were Ba3 with negative outlook, B CreditWatch negative and B with negative outlook, as reported by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. A downgrade in our credit ratings could adversely affect our ability to access capital and could result in more stringent covenants and higher interest rates under the terms of any new indebtedness.

Convertible Securities

We have three series of convertible securities outstanding: our 4.50% Convertible Senior Notes and our two series of preferred stock. At the election of a holder, each of our 4.50% Convertible Senior Notes is currently convertible into 80.5153 shares of our common stock, each share of our Series A Preferred Stock is currently convertible into 3.0358 shares of our common stock, and each share of our Series B Preferred Stock is currently convertible into 73.1904 shares of our common stock. On December 15, 2006, each share of our Series A Preferred Stock will automatically convert, subject to certain adjustments, into between 3.0358 and 3.7037 shares of common stock, depending on the then-current market price of our common stock. On or after October 15, 2010, each share of the Series B Preferred Stock may be converted, at our option, if the closing price of our common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference of $1,000 per share for 20 trading days during any consecutive 30 trading day period. For a detailed discussion of our convertible securities, please see Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources, in our 2005 Annual Report on Form 10-K.

Payment of Dividends

We have not paid any dividends on our common stock since December of 2002. The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been, or contemporaneously are, declared and paid, or provision for the payment thereof has been made. Our Series A Preferred Stock provides for a quarterly dividend of $0.671875 per share, and our Series B Preferred Stock provides for a quarterly dividend of $13.125 per share. Our Board of Directors has declared, and we have paid, each quarterly dividend on both of our outstanding series of preferred stock since their respective dates of issuance.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

INTERNAL CONTROL OVER FINANCIAL REPORTING

We have identified numerous material weaknesses in our internal control over financial reporting, as set forth in greater detail in Item 8, Management’s Assessment on Internal Control Over Financial Reporting and Item 9A, Controls and Procedures, of our 2005 Annual Report on Form 10-K. Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result, we have determined that our internal control over financial reporting was not effective as of December 31, 2005.

We are in the process of implementing remedial measures to address the material weaknesses in our internal control over financial reporting. However, because of our decentralized structure and our many disparate accounting systems of varying quality and sophistication, we have extensive work remaining to remedy these material weaknesses. We have developed a comprehensive plan to remedy our material weaknesses, which was presented to the Audit Committee in July of 2006. The plan provides for remediation of all the identified material weaknesses by December 31, 2007, but there can be no assurance that we will be able to meet this deadline. Until our remediation is completed, we will continue to incur the expenses and management burdens associated with the manual procedures and additional resources required to prepare our Consolidated Financial Statements. There will also continue to be a risk that we will be unable to file our periodic reports with the SEC in a timely manner. We discuss these risks in Item 1A, Risk Factors, in our 2005 Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K. As summarized in Item 7 of our 2005 Annual Report on Form 10-K, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. We base our estimates on historical experience and on other factors that we consider reasonable under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2005. Actual results may differ from these estimates under different assumptions or conditions.

On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). See Note 3 to the unaudited Consolidated Financial Statements for further information regarding our stock-based compensation.

RECENT ACCOUNTING STANDARDS

Please refer to Note 15 to our unaudited Consolidated Financial Statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting standards that have been adopted during 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2006. For discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our 2005 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. We continue to have numerous material weaknesses in our internal control over financial reporting as noted in Management’s Assessment on Internal Control over Financial Reporting located in Item 8, Financial Statements and Supplementary Data, of our 2005 Annual Report on Form 10-K. Material weaknesses in internal controls may also constitute deficiencies in our disclosure controls and procedures. Based on an evaluation of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. However, based on work performed to date, management believes that there are no material inaccuracies or omissions of material fact in this report. Management, to the best of its knowledge, believes that the financial statements contained in this report are fairly presented in all material respects.

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

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are or have been involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition except as described below.

SEC Investigation

The SEC opened a formal investigation in response to the restatement we first announced in August 2002, and as previously disclosed, the investigation has expanded to encompass the restatement set forth in our 2004 Annual Report on Form 10-K filed in September 2005 (the “2005 Restatement”). In particular, since we filed our 2004 Annual Report on Form 10-K, we have received subpoenas from the SEC relating to matters addressed in our 2005 Restatement. We have also responded to inquiries from the SEC staff concerning the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but because the investigation is ongoing, in particular with respect to the 2005 Restatement, we cannot reasonably estimate either the amount, range of amounts or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

Item 1A.	Risk Factors

In the second quarter of 2006, there have been no material changes from risk factors as previously disclosed. See Item 1A in our 2005 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) The information provided below describes various transactions occurring during the second quarter of 2006 in which we issued shares of our common stock, par value $.10 per share, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

1. On April 6, 2006, we issued 375,781 shares of our common stock to the former shareholder of a company as a final deferred payment in respect of 65% of the company acquired in the second quarter of 2002. The shares were valued at $3,821,698 as of the date of issuance and were issued without registration in an “offshore transaction” and solely to “non-US persons” in reliance on Regulation S under the Securities Act.

2. On May 5, 2006, we issued 120,197 shares of our common stock to one former shareholder of a foreign company that one of our subsidiaries acquired in the third quarter of 2000 as a deferred payment of purchase price. The shares were valued at $1,135,623 as of the date of issuance and were issued without registration in an “offshore transaction” and solely to “non-U.S. persons” in reliance on Regulation S under the Securities Act.

(c) The following table provides information regarding our purchases of our equity securities during the period from April 1, 2006 to June 30, 2006:

				Maximum
				Number (or
				Approximate
				Dollar Value) of
			Total Number of Shares	Shares (or Units)
			(or Units) Purchased as	That May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
	Purchased	(or Unit)(2)	or Programs	Programs

April 1-30	115,082 shares	$9.51	—	—
May 1-31	13,346 shares	$9.78	—	—
June 1-30	82,828 shares	$8.65	—	—

Total(1)	211,256 shares	$9.19	—	—

(1)	Consists of restricted shares of our common stock withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the second quarter of 2006 (the “Withheld Shares”).

(2)	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of common stock withheld each month.

(d) The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made.

Item 4.	Submission of Matters to a Vote of Security Holders

This item is answered in respect of the Annual Meeting of Stockholders held on May 25, 2006. At the meeting, the following number of votes were cast with respect to each proposal:

Proposal to approve management’s nominees for director as follows:

			Broker
Nominee	For	Against	Nonvotes

Frank J. Borelli	372,454,856	13,303,392	0
Reginald K. Brack	372,946,270	12,811,978	0
Jill M. Considine	374,393,885	11,364,363	0
Richard A. Goldstein	377,818,249	7,939,999	0
H. John Greeniaus	371,286,599	14,471,649	0
Michael I. Roth	375,413,483	10,344,765	0
J. Phillip Samper	373,067,599	12,690,649	0
David M. Thomas	377,888,201	7,870,047	0

Proposal to approve The Interpublic Group of Companies, Inc. 2006 Performance Incentive Plan:

			Broker
For	Against	Abstain	Nonvotes

267,740,639	86,093,772	2,988,459	28,935,378

Proposal to approve confirmation of the appointment of PricewaterhouseCoopers LLP as independent registered accounting firm for fiscal year 2006:

			Broker
For	Against	Abstain	Nonvotes

377,180,205	6,303,817	2,274,226	0

Shareholder proposal for the separation of the positions of Chairman and CEO of Interpublic:

			Broker
For	Against	Abstain	Nonvotes

25,297,779	328,442,437	3,082,588	28,935,444

Shareholder proposal for the recoupment of unearned management bonuses in the event of a restatement of financial results:

			Broker
For	Against	Abstain	Nonvotes

13,633,136	338,531,951	4,657,717	28,935,444

Item 5.	Other Information

(a) On May 25, 2006, the shareholders of Interpublic approved The Interpublic Group of Companies, Inc. 2006 Performance Incentive Plan, a description of which is set forth as the second proposal of, and a complete copy of which is included as Appendix A to, Interpublic’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 27, 2006.

Item 6.	Exhibits

Exhibit No.	Description

4	Warrant Agreement, dated as of June 13, 2006, between The Interpublic Group of Companies, Inc. (‘‘Interpublic”) and LaSalle Bank National Association, as Warrant Agent, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the ‘‘SEC”) on June 19, 2006.
10(i) (A)	3-Year Credit Agreement, dated as of June 13, 2006, among Interpublic, as Borrower, ELF Special Financing Ltd., as Initial Lender and L/C Issuer, and Morgan Stanley Capital Services, Inc., as Administrative Agent and L/C Administrator, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 19, 2006.
10(i) (B)	Letter of Credit Agreement, dated as of June 13, 2006, between Interpublic and Citibank, N.A., is incorporated by reference to Exhibit 10.3 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 19, 2006.
10(i) (C)	L/C Issuance Agreement, dated as of June 13, 2006, between Interpublic, as Account Party, and Morgan Stanley Capital Services, Inc., as L/C Issuer, is incorporated by reference to Exhibit 10.4 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 19, 2006.
10(i) (D)	Termination Agreement, dated as of June 13, 2006, among Interpublic, the banks, financial institutions and other institutional lenders parties to the 3-Year Credit Agreement, dated as of May 10, 2004, as amended and restated as of September 27, 2005, as further amended as of September 30, 2005, October 17, 2005 and December 31, 2005 (the ‘‘Credit Agreement”) and Citibank, N.A., as agent for the Lenders and as Issuing Bank under the Credit Agreement.
10(i) (E)	Call Option Agreement, dated as of June 6, 2006, between Interpublic and Citibank, N.A., is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 12, 2006.
10(i) (F)	Call Option Agreement, dated as of June 6, 2006, between Interpublic and JP Morgan Chase Bank, National Association, London Branch, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 12, 2006.
10(i) (G)	Call Option Agreement, dated as of June 6, 2006, between Interpublic and Morgan Stanley & Co. International Limited, is incorporated by reference to Exhibit 10.3 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 12, 2006.
10(i) (H)	Call Option Agreement, dated as of June 6, 2006, between Interpublic and UBS AG, London Branch, is incorporated by reference to Exhibit 10.4 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 12, 2006.
10(iii)(A)	The Interpublic Group of Companies, Inc. 2006 Performance Incentive Plan (the ‘‘2006 PIP”) — Form of Instrument of Performance Shares, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 21, 2006.
10(iii)(B)	2006 PIP — Form of Instrument of Performance Units is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 21, 2006.
10(iii)(C)	2006 PIP — Form of Instrument of Restricted Stock, is incorporated by reference to Exhibit 10.3 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 21, 2006.
10(iii)(D)	2006 PIP — Form of Instrument of Restricted Stock Units, is incorporated by reference to Exhibit 10.4 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 21, 2006.
10(iii)(E)	2006 PIP — Form of Instrument of Nonstatutory Stock Options, is incorporated by reference to Exhibit 10.5 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 21, 2006.
10(iii)(F)	2006 PIP is incorporated by reference to Appendix A to Interpublic’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006.

Exhibit No.	Description

10(iii)(G)	Employment Agreement, made as of April 1, 2006, by and between Interpublic and Christopher F. Carroll, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on April 6, 2006.
10(iii)(H)	Executive Severance Agreement, dated April 1, 2006, by and between Interpublic and Christopher F. Carroll, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K filed with the SEC on April 6, 2006.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934,as amended.

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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in our control environment;

•	potential adverse effects to our financial condition, results of operations or prospects as a result of our restatements of financial statements;

•	our ability to satisfy certain reporting covenants under our indentures;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

•	potential adverse developments in connection with the ongoing Securities and Exchange Commission (“SEC”) investigation;

•	potential downgrades in the credit ratings of our securities;

•	risks associated with the effects of global, national and regional economic and political conditions, including fluctuations in interest rates and currency exchange rates; and

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.

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

Date: August 9, 2006

By	/s/ Frank Mergenthaler
Frank Mergenthaler
Executive Vice President
and Chief Financial Officer

Date: August 9, 2006

INDEX TO EXHIBITS

Exhibit No.	Description

4	Warrant Agreement, dated as of June 13, 2006, between The Interpublic Group of Companies, Inc. (“Interpublic”) and LaSalle Bank National Association, as Warrant Agent, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 19, 2006.

10(i)(A)	3-Year Credit Agreement, dated as of June 13, 2006, among Interpublic, as Borrower, ELF Special Financing Ltd., as Initial Lender and L/C Issuer, and Morgan Stanley Capital Services, Inc., as Administrative Agent and L/C Administrator, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(B)	Letter of Credit Agreement, dated as of June 13, 2006, between Interpublic and Citibank, N.A., is incorporated by reference to Exhibit 10.3 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(C)	L/C Issuance Agreement, dated as of June 13, 2006, between Interpublic, as Account Party, and Morgan Stanley Capital Services, Inc., as L/C Issuer, is incorporated by reference to Exhibit 10.4 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(D)	Termination Agreement, dated as of June 13, 2006, among Interpublic, the banks, financial institutions and other institutional lenders parties to the 3-Year Credit Agreement, dated as of May 10, 2004, as amended and restated as of September 27, 2005, as further amended as of September 30, 2005, October 17, 2005 and December 31, 2005 (the “Credit Agreement”) and Citibank, N.A., as agent for the Lenders and as Issuing Bank under the Credit Agreement.

10(i)(E)	Call Option Agreement, dated as of June 6, 2006, between Interpublic and Citibank, N.A., is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(F)	Call Option Agreement, dated as of June 6, 2006, between Interpublic and JP Morgan Chase Bank, National Association, London Branch, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(G)	Call Option Agreement, dated as of June 6, 2006, between Interpublic and Morgan Stanley & Co. International Limited, is incorporated by reference to Exhibit 10.3 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(H)	Call Option Agreement, dated as of June 6, 2006, between Interpublic and UBS AG, London Branch, is incorporated by reference to Exhibit 10.4 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(iii)(A)	The Interpublic Group of Companies, Inc. 2006 Performance Incentive Plan (the “2006 PIP”) — Form of Instrument of Performance Shares, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 21, 2006.

10(iii)(B)	2006 PIP — Form of Instrument of Performance Units is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 21, 2006.

10(iii)(C)	2006 PIP — Form of Instrument of Restricted Stock, is incorporated by reference to Exhibit 10.3 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 21, 2006.

10(iii)(D)	2006 PIP — Form of Instrument of Restricted Stock Units, is incorporated by reference to Exhibit 10.4 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 21, 2006.

10(iii)(E)	2006 PIP — Form of Instrument of Nonstatutory Stock Options, is incorporated by reference to Exhibit 10.5 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 21, 2006.

10(iii)(F)	2006 PIP is incorporated by reference to Appendix A to Interpublic’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006.

Exhibit No.	Description

10(iii)(G)	Employment Agreement, made as of April 1, 2006, by and between Interpublic and Christopher F. Carroll, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on April 6, 2006.

10(iii)(H)	Executive Severance Agreement, dated April 1, 2006, by and between Interpublic and Christopher F. Carroll, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K filed with the SEC on April 6, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.