Form 10-Q
period 2006-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2006-11-08
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

The number of shares of the registrant’s common stock outstanding as of October 31, 2006 was 441,182,731.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

REVENUE	$1,453.8	$1,439.7	$4,313.7	$4,378.6

OPERATING EXPENSES:
Salaries and related expenses	960.7	962.8	2,856.5	2,891.6
Office and general expenses	465.8	578.5	1,506.1	1,651.0
Restructuring and other reorganization related charges (reversals)	6.2	0.1	12.9	(8.7)
Long-lived asset impairment and other charges	—	6.5	—	6.5

Total operating expenses	1,432.7	1,547.9	4,375.5	4,540.4

OPERATING INCOME (LOSS)	21.1	(108.2)	(61.8)	(161.8)

EXPENSES AND OTHER INCOME:
Interest expense	(57.0)	(46.7)	(155.1)	(135.8)
Interest income	25.1	21.8	77.4	53.2
Other income (expense)	22.4	(2.2)	47.5	13.2

Total (expenses) and other income	(9.5)	(27.1)	(30.2)	(69.4)

Income (loss) from continuing operations before provision (benefit) for income taxes	11.6	(135.3)	(92.0)	(231.2)
Provision (benefit) for income taxes	8.4	(34.8)	1.4	4.5

Income (loss) from continuing operations of consolidated companies	3.2	(100.5)	(93.4)	(235.7)
Income applicable to minority interests, net of tax	(3.8)	(4.6)	(9.8)	(9.5)
Equity in net income of unconsolidated affiliates, net of tax	1.4	2.3	2.7	5.2

Income (loss) from continuing operations	0.8	(102.8)	(100.5)	(240.0)
Income from discontinued operations, net of tax	5.0	—	5.0	—

NET INCOME (LOSS)	5.8	(102.8)	(95.5)	(240.0)
Dividends on preferred stock	11.9	5.0	35.7	15.0

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(6.1)	$(107.8)	$(131.2)	$(255.0)

Earnings (loss) per share of common stock — basic and diluted Continuing operations	$(0.03)	$(0.25)	$(0.32)	$(0.60)
Discontinued operations	0.01	—	0.01	—

Total*	$(0.01)	$(0.25)	$(0.31)	$(0.60)

Weighted-average number of common shares outstanding —
basic and diluted	427.2	425.3	426.6	424.7

*	Does not add due to rounding

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS:
Cash and cash equivalents	$1,263.5	$2,075.9
Marketable securities	205.6	115.6
Accounts receivable, net of allowance of $96.6 and $105.5	3,430.6	4,015.7
Expenditures billable to clients	1,068.7	917.6
Deferred income taxes	184.3	184.3
Prepaid expenses and other current assets	194.2	188.3

Total current assets	6,346.9	7,497.4
Land, buildings and equipment, net	608.0	650.0
Deferred income taxes	389.4	297.3
Investments	136.9	170.6
Goodwill	3,081.9	3,030.9
Other assets	368.4	299.0

TOTAL ASSETS	$10,931.5	$11,945.2

LIABILITIES:
Accounts payable	$3,560.3	$4,245.4
Accrued liabilities	2,246.9	2,554.3
Short-term debt	63.7	56.8

Total current liabilities	5,870.9	6,856.5
Long-term debt	2,183.8	2,183.0
Deferred compensation and employee benefits	591.0	592.1
Other non-current liabilities	375.8	319.0
Minority interests in consolidated subsidiaries	38.0	49.3

TOTAL LIABILITIES	9,059.5	9,999.9

Commitments and contingencies (Note 11)
TOTAL STOCKHOLDERS’ EQUITY	1,872.0	1,945.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,931.5	$11,945.2

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95.5)	$(240.0)
Income from discontinued operations, net of tax	(5.0)	—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	127.0	121.3
Amortization of restricted stock awards and other non-cash compensation	37.1	29.2
Amortization of bond discounts and deferred financing costs	22.2	8.8
Provision for bad debt	9.0	24.3
Deferred income taxes	(81.9)	(37.8)
Gain on sale of investments	(40.4)	(13.9)
Other	22.4	16.9
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	690.8	310.1
Expenditures billable to clients	(134.2)	(242.2)
Prepaid expenses and other current assets	(6.7)	3.7
Accounts payable	(814.2)	(257.5)
Accrued liabilities	(316.5)	(165.5)
Other non-current assets and liabilities	—	72.8
Net change in assets and liabilities related to discontinued operations	5.0	—

Net cash used in operating activities	(580.9)	(369.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments	(13.9)	(81.7)
Capital expenditures	(69.8)	(97.0)
Proceeds from sales of businesses and fixed assets	5.6	10.8
Proceeds from sales of investments	83.0	63.7
Purchases of investments	(34.1)	(34.3)
Maturities of short-term marketable securities	749.7	689.5
Purchases of short-term marketable securities	(841.2)	(271.3)

Net cash (used in) provided by investing activities	(120.7)	279.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term bank borrowings	14.3	(25.6)
Payments of long-term debt	(3.3)	(257.1)
Proceeds from long-term debt	0.8	252.3
Issuance costs and consent fees	(41.8)	(17.6)
Call spread transaction costs	(29.2)	—
Issuance of common stock	—	0.2
Distributions to minority interests	(21.1)	(18.7)
Preferred stock dividends	(35.1)	(15.0)

Net cash used in financing activities	(115.4)	(81.5)

Effect of exchange rates on cash and cash equivalents	4.6	(27.0)

Decrease in cash and cash equivalents	(812.4)	(198.6)
Cash and cash equivalents at beginning of year	2,075.9	1,550.4

Cash and cash equivalents at end of period	$1,263.5	$1,351.8

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Net Income (Loss)	$5.8	$(102.8)	$(95.5)	$(240.0)
Foreign currency translation adjustment	(7.1)	15.4	9.2	(44.3)
Reclassification of investment gain to net earnings (See Note 5)	(17.0)	—	(17.0)	—
Minimum pension liability adjustment, net of tax	(0.1)	(0.1)	0.1	(0.1)
Unrealized holding gains (losses) on securities, net of tax
Unrealized holding gain	2.3	0.3	8.8	18.0
Unrealized holding loss	—	—	(8.1)	—
Reclassification of gain to net earnings	—	(0.2)	(8.7)	(0.4)

Net unrealized holding gains (losses) on securities	2.3	0.1	(8.0)	17.6

Total Comprehensive Loss	$(16.1)	$(87.4)	$(111.2)	$(266.8)

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 1:	Basis of Presentation

The unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2005 and the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 in this report are presented as restated. For information on the restatement and the impact of the restatement on our financial statements for the first three quarters of 2005, we refer you to Item 8., Financial Statements and Supplementary Data, Note 23, Results by Quarter (Unaudited), in our 2005 Annual Report on Form 10-K and to Note 13, Quarterly Restatement, in this Quarterly Report on Form 10-Q.

The Company initially applied the provisions of Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as a cumulative effect adjustment effective January 1, 2006, in connection with our review of our stock option practices. The impact of the cumulative effect adjustment was a $26.4 charge to accumulated deficit, a $23.3 credit to additional paid-in capital and a $3.1 credit to other non-current liabilities. See Notes 12 and 14 for further detail.

The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. (together with its subsidiaries, the “Company”, “Interpublic”, “we”, “us”, or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Loss for each period presented. Certain classification revisions have been made to conform to the current period presentation. The consolidated results for interim periods are not necessarily indicative of results for the full year. These financial results should be read in conjunction with our 2005 Annual Report on Form 10-K.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 2:	Earnings (Loss) Per Share

Earnings (loss) per basic common share equals net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. The following sets forth basic and diluted earnings (loss) per common share applicable to common stock:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Basic and Diluted
Income (loss) from continuing operations	$0.8	$(102.8)	$(100.5)	$(240.0)
Less: preferred stock dividends	11.9	5.0	35.7	15.0

	$(11.1)	$(107.8)	$(136.2)	$(255.0)
Income from discontinued operations, net of tax	5.0	—	5.0	—

Net loss applicable to common stockholders	$(6.1)	$(107.8)	$(131.2)	$(255.0)

Weighted-average number of common shares outstanding — basic and diluted	427.2	425.3	426.6	424.7
Loss per share from continuing operations	$(0.03)	$(0.25)	$(0.32)	$(0.60)
Earnings per share from discontinued operations	0.01	—	0.01	—

Earnings (loss) per share — basic and diluted*	$(0.01)	$(0.25)	$(0.31)	$(0.60)

*	Does not add due to rounding

Basic and diluted shares outstanding and earnings (loss) per share are equal for the three and nine months ended September 30, 2006 and 2005 because our potentially dilutive securities are anti-dilutive as a result of the net loss applicable to common stockholders in each period. Our participating securities have no impact on our net loss applicable to common stockholders for the three and nine months ended September 30, 2006 and 2005 as there are no earnings distributable to common stockholders after deducting preferred stock dividends.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the potential shares excluded from diluted earnings (loss) per share because the effect of including these potential shares would be anti-dilutive:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Stock Options and Nonvested Restricted Stock Awards	5.5	5.4	4.7	4.9
4.50% Convertible Senior Notes	64.4	64.4	64.4	64.4
Series A Mandatory Convertible Preferred Stock	27.7	27.7	27.7	27.7
Series B Cumulative Convertible Perpetual Preferred Stock	38.4	—	38.4	—

Total	136.0	97.5	135.2	97.0

Securities excluded from diluted earnings (loss) per share calculation because the exercise price was greater than the average market price:
Stock options	32.7	36.0	31.8	33.3
Warrants	67.9	—	27.1	—

The potential dilutive impact of the warrants would be based upon the difference between the market price of one share of our common stock and the stated exercise prices of the warrants. See Note 8 for additional information.

Note 3:	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).

Effective January 1, 2006, we implemented SFAS No. 123R using the modified prospective transition method. Under this transition method, the compensation expense recognized beginning January 1, 2006 includes compensation expense for (i) all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all stock-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense is generally recognized ratably over the requisite service period.

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly, did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant. However, see Note 14 for detail of our review of our stock option practices. In addition, our Employee Stock Purchase Plan (“ESPP”) was not considered compensatory under APB No. 25 and, therefore, no expense was required to be recognized. Compensation expense was previously recognized for restricted stock, restricted stock units, performance-based stock and share appreciation performance-based units. The effect of forfeitures on restricted stock, restricted stock units and performance-based stock was recognized when such forfeitures occurred.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table summarizes the net incremental stock-based compensation expense included in salaries and related expenses recognized in the unaudited Consolidated Statements of Operations as a result of the adoption of SFAS No. 123R:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Income (loss) from continuing operations before provision (benefit) for income taxes	$0.9	$3.4
Net income (loss)	$0.6	$2.3
Net loss applicable to common stockholders	$0.6	$2.3

The impact on basic and diluted earnings (loss) per share was less than one cent for the three months ended September 30, 2006 and one cent for the nine months ended September 30, 2006. On January 1, 2006, we recorded a benefit from the cumulative effect of the change in accounting principle due to the initial adoption of SFAS No. 123R of $3.6 ($2.3, net of tax) in salaries and related expenses in the unaudited Consolidated Statements of Operations.

The following table summarizes stock-based compensation expense included in salaries and related expenses recognized in the unaudited Consolidated Statements of Operations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Stock-based compensation expense	$21.8	$13.9	$45.2	$34.1
Tax benefit	$7.1	$4.6	$14.7	$11.2

In addition, stock-based compensation expense of $0.3 and $1.7 is included in restructuring and other reorganization related charges for the three and nine months ended September 30, 2006, respectively. See Note 4 for further explanation.

Certain stock-based compensation awards expected to be settled in cash have been classified as liabilities in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following pro forma information presents our pro forma net loss applicable to common stockholders and loss per share if stock-based compensation expense, net of forfeitures, for our stock option plans and ESPP had been determined based on the fair value at the grant dates as defined by SFAS No. 123 and amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(Restated)	(Restated)

As reported, net loss	$(102.8)	$(240.0)
Dividends on preferred stock	5.0	15.0

Net loss applicable to common stockholders	$(107.8)	$(255.0)
Add back:
Stock-based employee compensation expense included in net loss applicable to common stockholders, net of tax	9.3	22.8
Less:
Total fair value of stock-based employee compensation expense, net of tax	(14.3)	(38.7)

Pro forma net loss applicable to common stockholders	$(112.8)	$(270.9)

Loss per share — basic and diluted
As reported	$(0.25)	$(0.60)
Pro forma	$(0.27)	$(0.64)

The 15% discount received by employees on the date that common stock was purchased under our former ESPP had a weighted-average fair value of $1.97 per share for the nine months ended September 30, 2005 and is included in the total fair value of stock-based employee compensation expense. The ESPP expired effective June 30, 2005.

We issue stock and cash based incentive awards to our employees under a plan established by the Compensation Committee of the Board of Directors and approved by our shareholders. In May 2006, our shareholders approved the 2006 Performance Incentive Plan (the “2006 PIP”). Under the 2006 PIP, up to 6.0 shares of common stock may be used for granting stock options and stock appreciation rights and up to 33.0 shares of common stock may be used for granting performance-based awards and other stock-based awards. Subject to the terms of the 2006 PIP, additional awards may be granted from shares available for issuance under previous plans and in other limited circumstances. Only a certain number of shares are available for each type of award under the 2006 PIP, and there are similar limits on the number of shares that may be awarded to any one participant. The vesting period of awards granted is generally commensurate with the requisite service period. We generally issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards. During the second quarter of 2006 the Compensation Committee began to grant new awards under the 2006 PIP.

Stock Options

Stock options are granted at the fair market value of our common stock on the grant date and are generally exercisable between two and five years from the grant date and expire ten years from the grant date.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables are a summary of stock option activity during the nine months ended September 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value

Stock options outstanding as of January 1, 2006	36.3	$25.06
Granted	3.2	8.72
Cancelled/expired	(5.5)	22.87
Forfeited	(0.1)	11.02

Stock options outstanding as of September 30, 2006	33.9	23.92	5.2	$4.7
Stock options vested and expected to vest as of September 30, 2006	32.8	24.37	5.1	$4.5
Stock options exercisable at September 30, 2006	27.5	27.06	4.3	$0.9

Nonvested stock option activity:

		Weighted-	Weighted-
		Average	Average
		Grant Date	Remaining	Aggregate
		Fair Value	Contractual Term	Intrinsic
Nonvested Stock Options	Options	(per option)	(in years)	Value

Nonvested as of January 1, 2006	3.4	$5.65
Granted	3.2	3.91
Vested	(0.1)	6.30
Forfeited	(0.1)	4.85

Nonvested as of September 30, 2006	6.4	4.79	9.2	$3.8

There were no stock options exercised during the nine months ended September 30, 2006 and accordingly, there was no impact on cash flows from operations and financing activities. The intrinsic value of stock options exercised for the nine months ended September 30, 2005 was $0.4. As of September 30, 2006 there was $22.5 of total unrecognized compensation expense related to nonvested stock options granted, which is expected to be recognized over a weighted-average period of 3.2 years.

We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and our results of operations could be materially impacted.

During the third quarter of 2005, we revised our assumptions for expected volatility and expected term. Prior to the third quarter of 2005, we estimated (i) expected volatility based on historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options and (ii) expected term based on the historical patterns of exercises.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Our assumptions used for the three and nine months ended September 30, 2006 and the three months ended September 30, 2005 were as follows:

Expected Volatility:  The expected volatility factor used to estimate the fair value of stock options awarded is based on a blend of: (i) historical volatility of our common stock for periods equal to the expected term of our stock options and (ii) implied volatility of tradable forward put and call options to purchase and sell shares of our common stock.

Expected Term:  Our estimate of expected term is based on the average of (i) an assumption that all outstanding options are exercised upon achieving their full vesting date and (ii) an assumption that all outstanding options will be exercised at the midpoint between the current date, (i.e., the date awards have ratably vested through), and their full contractual term. In determining the estimate, we considered several factors, including the historical option exercise behavior of our employees and the terms and vesting periods of the options.

Expected Dividend Yield:  No dividend yield was assumed because we currently do not pay cash dividends on our common stock and have no current plans to reinstate a dividend.

Risk Free Interest Rate:  The risk free rate is determined using the implied yield currently available for zero-coupon U.S. government issuers with a remaining term equal to the expected term of the options.

The fair value of each option grant has been estimated with the following weighted-average assumptions:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Expected volatility	38.9%	38.6%	38.9%	41.0%
Expected term (years)	5.9	5.7	5.9	5.8
Risk free interest rate	5.1%	4.2%	5.1%	4.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Option grant price	$9.67	$12.19	$8.72	$12.43
Option grant-date fair value	$4.44	$5.27	$3.91	$5.63

Restricted Stock

Restricted stock is granted to certain key employees and is subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The vesting period is generally two to five years. No monetary consideration is paid by a recipient for a restricted stock award, and the fair value of the shares on the grant date is amortized over the vesting period.

During the nine months ended September 30, 2006 and 2005, we awarded 5.2 and 3.9 shares of restricted stock with a weighted-average grant-date fair value of $8.71 and $12.16 per award, respectively. The total fair value of restricted stock distributed to participants during the nine months ended September 30, 2006 and 2005 was $10.1 and $12.7, respectively.

Restricted Stock Units

Restricted stock units are granted to certain key employees and generally vest over three years. Upon completion of the vesting period, the grantee is entitled, at the Compensation Committee’s discretion, to receive a payment in cash or in shares of common stock based on the fair market value of the corresponding number of shares of common stock. The holder of restricted stock units has no ownership interest in the

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

underlying shares of common stock until the restricted stock units vest and the shares of common stock are issued. No monetary consideration is paid by a recipient for a restricted stock unit award. The fair value of restricted stock unit awards is adjusted at the end of each quarter based on our share price. We amortize stock-based compensation expense related to these awards over the vesting period based upon the quarterly-adjusted fair value.

During the nine months ended September 30, 2006 and 2005, we awarded 2.1 and 1.7 restricted stock units with a weighted-average grant-date fair value of $8.69 and $12.19 per award, respectively. The total fair value of restricted stock units distributed to participants during the nine months ended September 30, 2006 was $0.1, and fewer than 0.1 units were distributed. No restricted stock units vested during the nine months ended September 30, 2005.

Performance-Based Stock

Performance-based stock awards have been granted to certain key employees subject to certain restrictions and vesting requirements as determined by the Compensation Committee. Performance-based stock awards are a form of stock award in which the number of shares ultimately received by the participant depends on performance against specific performance targets. The awards generally vest over a three-year period related to the employees’ continuing employment and the achievement of certain performance objectives. The final number of shares that could ultimately be received by a participant ranges from 0% to 200% of the amount of shares originally granted. The holder of an award of performance-based stock has no ownership interest in the underlying shares of common stock until the award vests and the shares of common stock are issued. We amortize stock-based compensation expense for the estimated number of performance-based stock awards that we expect to vest over the vesting period generally using the grant-date fair value of the shares. No monetary consideration is paid by a participant for a performance-based stock award.

During the nine months ended September 30, 2006 and 2005, we awarded 9.8 and 2.1 shares of performance-based stock with a weighted-average grant-date fair value of $9.69 and $12.24 per award, respectively. The total fair value of performance-based stock distributed to participants during the nine months ended September 30, 2006 was less than $0.1, and fewer than 0.1 shares were distributed. No performance-based stock awards vested during the nine months ended September 30, 2005.

A summary of the activity of our nonvested restricted stock, restricted stock units, and performance-based stock as of September 30, 2006 and changes during the nine months then ended is presented below:

	Restricted Stock		Restricted Stock Units		Performance-Based Stock
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
		Fair Value		Fair Value		Fair Value
	Awards	(per award)	Awards	(per award)	Awards	(per award)

Nonvested as of January 1, 2006	9.5	$15.35	2.3	$12.54	2.8	$12.34
Granted	5.2	8.71	2.1	8.69	9.8	9.69
Vested	(1.1)	22.71	—	12.43	—	12.15
Forfeited	(0.7)	13.67	(0.3)	12.42	(0.7)	11.30

Nonvested as of September 30, 2006	12.9	$12.17	4.1	$10.58	11.9	$10.21
Total unrecognized compensation expense remaining	$77.2		$27.6		$41.4
Weighted-average years expected to be recognized over	1.8 years		2.1 years		2.5 years

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Share Appreciation Performance-Based Units

In August 2005, we granted Michael Roth, Chairman of the Board and Chief Executive Officer, 0.3 share appreciation performance-based units (“SAPUs”) based on a weighted-average grant-date stock price of $12.17. At the Compensation Committee’s discretion, the grantee is entitled to receive a payment in cash or shares of common stock upon completion of a four-year vesting period. The holder of the SAPUs has no ownership interest in the underlying shares of common stock until the SAPUs vest and the shares of common stock are issued. The fair value of the SAPUs is estimated using the Black-Scholes valuation model, using assumptions similar to those used for stock options. For the three and nine months ended September 30, 2006, we recorded stock-based compensation expense for SAPUs of $0.1 and $0.3, respectively. As of September 30, 2006, there was $0.7 of total unrecognized compensation expense related to nonvested SAPUs that is expected to be recognized over a weighted-average period of 2.8 years. We amortize stock-based compensation expense related to these awards over the vesting period based upon the quarterly-adjusted fair value.

Employee Stock Purchase Plans

In November 2005, our stockholders approved the establishment of an Interpublic Group of Companies Employee Stock Purchase Plan (2006) (the “2006 Plan”) to replace the previously existing ESPP. Under the 2006 Plan, employees may purchase our common stock through payroll deductions not exceeding 10% of their compensation. The price an employee pays for a share of stock under the 2006 Plan is 90% of the lesser of the average market price of a share on the offering date or the average market price of a share on the last business day of the offering period. An aggregate of 15.0 shares are reserved for issuance under the 2006 Plan. During the second quarter of 2006, we filed a registration statement with the SEC to register the shares that may be purchased under the 2006 Plan. This plan is not yet active.

Note 4:	Restructuring and Other Reorganization Related Charges (Reversals)

The components of restructuring and other reorganization related charges (reversals) consist of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Restructuring charges (reversals)	$1.3	$0.1	$1.7	$(8.7)
Other reorganization related charges	4.9	—	11.2	—

Total	$6.2	$0.1	$12.9	$(8.7)

Restructuring Charges (Reversals)

We record charges and (reversals) related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs. Included in the net charges and (reversals) for the three and nine months ended September 30, 2006 and 2005 are adjustments resulting from changes in management’s estimates as described below. The 2003 program was initiated in response to softness in demand for advertising and marketing services. The 2001 program was initiated following the acquisition of True North Communications Inc. and was designed to integrate the acquisition and improve productivity. Since their inception, total net charges for the 2003 and 2001 programs were $222.4 and $644.5, respectively. Substantially all activities under the 2003 and 2001 programs have been completed. A summary of the net

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

charges and (reversals), classified by our Integrated Agency Network (“IAN”) and Constituency Management Group (“CMG”) segments and our Corporate group, is as follows:

	Three Months Ended September 30,
	Lease Termination and		Severance and
	Other Exit Costs		Termination Costs
	2003	2001	2003
	Program	Program	Program	Total

2006 Net Charges (Reversals)
IAN	$0.1	$0.3	$0.1	$0.5
CMG	(2.0)	2.8	—	0.8

Total	$(1.9)	$3.1	$0.1	$1.3

2005 Net (Reversals) Charges (Restated)
IAN	$(1.3)	$0.9	$(0.1)	$(0.5)
CMG	0.2	0.7	(0.3)	0.6

Total	$(1.1)	$1.6	$(0.4)	$0.1

	Nine Months Ended September 30,
	Lease Termination and		Severance and
	Other Exit Costs		Termination Costs
	2003	2001	2003
	Program	Program	Program	Total

2006 Net Charges (Reversals)
IAN	$(0.3)	$0.7	$0.1	$0.5
CMG	(1.6)	2.8	—	1.2

Total	$(1.9)	$3.5	$0.1	$1.7

2005 Net Charges (Reversals) (Restated)
IAN	$(5.7)	$0.2	$(0.3)	$(5.8)
CMG	(0.8)	(1.0)	(0.5)	(2.3)
Corporate	(0.1)	(0.5)	—	(0.6)

Total	$(6.6)	$(1.3)	$(0.8)	$(8.7)

During the three and nine months ended September 30, 2006 and 2005, charges were recorded for the amortization of the discounted liability related to lease terminations for the 2003 program, which is being amortized over the expected remaining term of the related leases. Given the remaining life of the vacated leased properties under the 2003 and 2001 programs, cash payments are expected to be made through 2015 and 2024, respectively. These charges were offset by adjustments to management’s estimates as a result of our negotiation of terms upon the exit of leased properties, changes in sublease rental income and utilization of previously vacated properties by certain of our agencies due to improved economic conditions in certain markets.

During the three months ended September 30, 2006, we recorded net charges to lease termination and other exit costs of $1.2, comprised of charges of $0.3 and adjustments to management’s estimates of $0.9. For the three months ended September 30, 2005 we recorded net charges of $0.5, comprised of charges of $0.3 and adjustments to management’s estimates of $0.2. For the nine months ended September 30, 2006, we

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

recorded net charges $1.6, comprised of charges of $0.7 and adjustments to management’s estimates of $0.9. For the nine months ended September 30, 2005, we recorded a net reversal of ($7.9), comprised of charges of $2.1, offset by adjustments to management’s estimates of ($10.0).

Net charges (reversals) related to severance and termination costs recorded in the three and nine months ended September 30, 2006 and 2005 resulted from the impact of adjustments to management’s estimates as a result of the change in amounts paid to terminated employees and related payroll taxes.

A summary of the remaining liability for the 2003 and 2001 restructuring programs is as follows:

	December 31,	Charges and			September 30,
	2005	Adjustments	Payments	Other(1)	2006

2003 Program
Lease termination and other exit costs	$23.6	$(1.9)	$(7.8)	$(1.0)	$12.9
Severance and termination costs	2.4	0.1	(0.6)	0.2	2.1

Total	$26.0	$(1.8)	$(8.4)	$(0.8)	$15.0

2001 Program
Lease termination and other exit costs	$22.5	$3.5	$(5.3)	$0.6	$21.3
Severance and termination costs	0.5	—	—	—	0.5

Total	$23.0	$3.5	$(5.3)	$0.6	$21.8

Total restructuring	$49.0	$1.7	$(13.7)	$(0.2)	$36.8

(1)	Amounts represent adjustments to the liability primarily for changes in foreign currency exchange rates.

Other Reorganization Related Charges

Other reorganization related charges primarily represent severance charges directly associated with two significant strategic business decisions: the merger of Draft Worldwide and Foote, Cone and Belding Worldwide to create a global integrated marketing organization called Draft FCB Group; and our realignment of our media business to meet evolving client needs. These charges were separated from salaries and related expenses within the unaudited Consolidated Statement of Operations as they did not result from charges that occurred in the normal course of business.

Note 5:	Supplementary Data

Land, Buildings and Equipment

	September 30,	December 31,
	2006	2005

Land and buildings	$102.2	$97.0
Furniture and equipment	952.4	954.3
Leasehold improvements	573.1	549.6

	1,627.7	1,600.9
Less: accumulated depreciation	(1,019.7)	(950.9)

Total	$608.0	$650.0

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Accrued Liabilities

	September 30,	December 31,
	2006	2005

Media and production expenses	$1,518.6	$1,517.6
Salaries, benefits and related expenses	344.6	447.2
Vendor discounts and credits	121.1	195.1
Office and related expenses	92.8	93.6
Professional fees	39.2	70.4
Restructuring and other reorganization related	39.6	49.0
Interest	25.4	35.2
Taxes	7.9	46.7
Other	57.7	99.5

Total	$2,246.9	$2,554.3

As part of the restatement set forth in our 2004 Annual Report on Form 10-K, we recognized liabilities related to vendor discounts and credits, internal investigations and international compensation arrangements. For the nine months ended September 30, 2006, we satisfied $55.3 of these liabilities through cash payments of $50.4 and reductions of certain client receivables of $4.9. A portion of these liabilities is included in the accrued balance noted above. A summary of the liabilities related to these matters is as follows:

	September 30,	December 31,
	2006	2005

Vendor discounts and credits	$232.8	$284.8
Internal investigations (includes asset reserves)	19.3	24.7
International compensation arrangements	36.7	36.2

Total	$288.8	$345.7

Included in:
Accounts payable	$114.7	$104.4
Accrued liabilities	174.1	241.3

Total	$288.8	$345.7

Other Income (Expense)

For the three months ended September 30, 2006, we sold our interest in a German advertising agency and accordingly recognized the related remaining cumulative translation adjustment balance. This resulted in a non-cash benefit of $17.0.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 6:	Effective Income Tax Rate

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Income (loss) from continuing operations before provision (benefit) for income taxes	$11.6	$(135.3)	$(92.0)	$(231.2)

Provision (benefit) for income taxes — continuing operations	$8.4	$(34.8)	$1.4	$4.5
Provision (benefit) for income taxes — discontinued operations	(5.0)	—	(5.0)	—

Total provision (benefit) for income taxes	$3.4	$(34.8)	$(3.6)	$4.5

For the three and nine months ended September 30, 2006 the difference between the effective tax rate and the statutory rate of 35% is due primarily to state and local taxes, losses incurred in non-U.S. jurisdictions and U.S. capital losses that receive no benefit, currency translation income not subject to tax, and the favorable resolution of UK tax issues. For the nine months ended September 30, 2006, the difference between the effective tax rate and the statutory rate was also affected by the reversal of previously established valuation allowances in foreign jurisdictions, the resolution of IRS and various state and local income tax audits, and the reversal of previously claimed foreign tax credits.

In connection with the disposition of our NFO World Group Inc. (“NFO”) operations in the fourth quarter of 2003, we established a reserve for certain income tax contingencies with respect to the determination of our tax basis in NFO for income tax purposes. During the third quarter of 2006 we received a final study of the tax basis of our investment, and it was determined that the remaining reserve should be reversed as the related contingency is no longer considered probable.

As required by SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), we evaluate the realizability of our deferred tax assets on a quarterly basis. SFAS No. 109 requires a valuation allowance to be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In circumstances where there is “sufficient negative evidence,” establishment of a valuation allowance must be considered. A cumulative loss in the most recent three-year period represents sufficient negative evidence to consider a valuation allowance under the provisions of SFAS No. 109. As a result, we have determined that certain of our deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance has been established relate primarily to foreign net operating losses, U.S. capital losses and foreign tax credit carryforwards.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28, (“FIN 18”), we have determined the U.S. component of the income tax provision for the nine months ended September 30, 2006 on a discrete basis, since we could not reliably estimate our 2006 annual effective tax rate because minor changes in our estimated pre-tax results could have a significant impact on our annualized effective tax rate. Accordingly, the tax rate used for the U.S. component of the income tax provision for the nine months ended September 30, 2006 has been based on the actual effective tax rate for the period.

The IRS has recently completed their field audit of the years 1997 through 2002 and has proposed additions to our taxable income. We have appealed a number of these proposed additions. During the second quarter of 2006, the IRS commenced the audit of the 2003 and 2004 income tax returns. We believe that our income tax reserves, including interest, are adequate for all open years.

Note 7:	Debt

Cash Poolings

We aggregate our net domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our balance sheet reflects cash net of overdrafts for each pooling arrangement. At September 30, 2006 and December 31, 2005, a gross amount of $943.9 and $842.6, respectively, in cash was netted against an equal gross amount of overdrafts under pooling arrangements.

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

We pay commitment fees on the undrawn amount under the Credit Agreement at 0.78% per annum. In addition, we pay an additional facility fee equal to 0.15% per annum on the full size of the facility. If we draw under the facility, interest is payable on any outstanding advances under the Credit Agreement at 3-month LIBOR plus 0.78% per annum. The Credit Agreement will expire on June 15, 2009.

We entered into the Credit Agreement during the second quarter of 2006 as part of a transaction we refer to as the “ELF Financing.” ELF is a special-purpose entity incorporated in the Cayman Islands, in which we have no equity or other interest and which we do not consolidate for financial reporting purposes. In the ELF Financing, institutional investors purchased from ELF debt securities issued by ELF (the “ELF Notes”) and warrants issued by us (refer to Note 8). ELF received $750.0 in proceeds from these sales, which it used to purchase AAA-rated liquid assets. It will hold the liquid assets pending any request for borrowing from us or

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

any drawing on any letters of credit issued for our account under the Credit Agreement, which ELF will fund by selling liquid assets. We are not the issuer of the ELF Notes and are not party to the indenture governing the ELF Notes. For the nine months ended September 30, 2006, in conjunction with the ELF Financing we paid $41.2 of issuance costs, with the offset recorded in other assets in the unaudited Condensed Consolidated Balance Sheet. The issuance costs consist of approximately $25.0 of underwriting commissions, legal and accounting fees, printing costs and other fees or expenses, with the balance in a fee to one of the initial purchasers for its services as structuring agent for the offering. These costs will be amortized through the exercise date of the warrants on a straight-line basis as a component of interest expense.

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

Note 8:	Warrants

As part of the ELF Financing completed during the second quarter of 2006, we issued 67.9 warrants, consisting of 29.1 capped warrants (“Capped Warrants”) and 38.8 uncapped warrants (“Uncapped Warrants”). In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 00-19”), we recorded $63.4 of deferred warrant cost in other assets in the unaudited Condensed Consolidated Balance Sheet, with the offset recorded to additional paid-in capital within stockholders’ equity. This amount is a non-cash transaction and represents the fair value of the warrants at the transaction close date estimated using the Black-Scholes option-pricing model, which requires reliance on variables including the price volatility of the underlying stock. The deferred warrant cost will be amortized through the exercise date of the warrants as issuance costs on a straight-line basis as a non-cash element of interest expense.

The stated exercise date of the warrants is June 15, 2009. Following the exercise of the warrants each warrant will entitle the warrant holder to receive an amount in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our option. The amount will be based, subject to customary adjustments, on the difference between the market price of one share of our common stock (calculated as the average share price over 30 trading days following expiration) and the stated exercise price of the warrant. For the Uncapped Warrants, the exercise price is $11.91 per warrant. For the Capped Warrants, the exercise price is $9.89 per warrant but the amount deliverable upon exercise is capped so a holder will not benefit from appreciation of the common stock above $12.36 per share.

Concurrently with the issuance of the warrants described above, we entered into call spread transactions with four different counterparties to reduce the potential dilution or cash cost upon exercise of the Uncapped Warrants. Each transaction gives us the right to receive, upon expiration of the options thereunder, an amount in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our option. The amount will be based, subject to customary adjustments, on the difference between the market price of

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

one share of our common stock (calculated as the average share price over 30 trading days following expiration) and $11.91 per share, the exercise price of the Uncapped Warrants. The amount deliverable to us under the call spread transactions, however, is capped so we will not receive any amount relating to appreciation of our common stock above $14.38 per share, and we will incur dilution or cash costs upon exercise of the Uncapped Warrants to the extent our share price exceeds $14.38 per share at that time. The four transactions cover an aggregate notional amount of 38.8 shares, equivalent to the full number of the Uncapped Warrants, and had an aggregate purchase price of $29.2. In accordance with EITF No. 00-19 the cost of the four transactions has been recorded as a reduction to additional paid-in capital within stockholders’ equity in the unaudited Condensed Consolidated Balance Sheet.

In accordance with EITF Issue No. 03-6, Participating Securities and the Two — Class Method Under Statement No. 128, the warrants are not considered securities with participation rights in earnings available to common stockholders due to the contingent nature of the exercise feature of these securities.

Note 9:	Employee Benefits

The components of net periodic cost for the domestic pension plans, the principal foreign pension plans and the postretirement benefit plans are as follows:

	Domestic		Foreign		Postretirement
	Pension Plans		Pension Plans		Benefit Plans
Three Months Ended September 30,	2006	2005	2006	2005	2006	2005

Service cost	$0.2	$0.2	$4.0	$3.9	$0.1	$0.1
Interest cost	2.2	2.1	5.8	5.2	0.6	0.9
Expected return on plan assets	(2.5)	(2.4)	(4.6)	(3.6)	—	—
Amortization of:
Transition obligation	—	—	0.1	0.1	—	0.1
Prior service cost	0.1	—	0.1	—	—	—
Unrecognized actuarial losses	1.9	1.6	1.7	1.7	—	0.2

Net periodic cost	$1.9	$1.5	$7.1	$7.3	$0.7	$1.3

	Domestic		Foreign		Postretirement
	Pension Plans		Pension Plans		Benefits
Nine Months Ended September 30,	2006	2005	2006	2005	2006	2005

Service cost	$0.6	$0.6	$12.4	$11.9	$0.4	$0.3
Interest cost	6.6	6.5	16.7	15.1	2.6	2.7
Expected return on plan assets	(7.0)	(7.2)	(13.3)	(10.4)	—	—
Amortization of:
Transition obligation	—	—	0.2	0.1	0.1	0.1
Prior service cost	0.1	(0.2)	0.1	0.1	(0.1)	—
Unrecognized actuarial losses	5.0	4.8	4.8	5.1	0.5	0.6

Net periodic cost	$5.3	$4.5	$20.9	$21.9	$3.5	$3.7

During the three months ended September 30, 2006, we made contributions of $17.0 and $5.6 to our domestic and foreign pension plans, respectively. During the nine months ended September 30, 2006, we made contributions of $17.9 and $17.3 to our domestic and foreign pension plans, respectively. For the remainder of 2006, we do not anticipate making additional contributions to our domestic pension plans. We expect to contribute an additional $7.1 to our foreign pension plans.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 10:	Segment Information

We have two reportable segments: IAN, which is comprised of McCann, Draft FCB Group, Lowe, Initiative and our leading stand-alone agencies, and CMG. We also report results for the Corporate group. As of December 31, 2005, we had an additional segment, Motorsports operations (“Motorsports”), which was sold during 2004 and had immaterial residual operating results in 2005.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Revenue:
IAN	$1,226.6	$1,213.1	$3,630.5	$3,713.0
CMG	227.2	226.3	683.2	663.6
Motorsports	—	0.3	—	2.0

Total	$1,453.8	$1,439.7	$4,313.7	$4,378.6

Segment operating income (loss):
IAN	$75.3	$(40.5)	$121.8	$28.7
CMG	10.8	14.5	27.4	22.2
Motorsports	—	(0.3)	—	1.0
Corporate and other	(58.8)	(75.3)	(198.1)	(215.9)

Total	27.3	(101.6)	(48.9)	(164.0)

Restructuring and other reorganization related (charges) reversals	(6.2)	(0.1)	(12.9)	8.7
Long-lived asset impairment and other charges	—	(6.5)	—	(6.5)
Interest expense	(57.0)	(46.7)	(155.1)	(135.8)
Interest income	25.1	21.8	77.4	53.2
Other income (expense)	22.4	(2.2)	47.5	13.2

Income (loss) from continuing operations before provision (benefit) of income taxes:	$11.6	$(135.3)	$(92.0)	$(231.2)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$30.5	$31.1	$92.2	$93.6
CMG	4.3	4.6	14.0	14.0
Corporate and other	7.1	4.7	20.8	13.7

Total	$41.9	$40.4	$127.0	$121.3

Capital expenditures:
IAN	$18.3	$17.0	$47.4	$56.0
CMG	2.8	7.4	6.9	13.0
Corporate and other	8.2	8.6	15.5	28.0

Total	$29.3	$33.0	$69.8	$97.0

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following expenses are included in Corporate and other:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Salaries and related expenses	$57.3	$38.5	$151.5	$130.7
Professional fees	19.7	61.5	103.1	146.2
Rent, depreciation and amortization	16.4	13.0	48.5	36.2
Corporate insurance	6.2	6.3	16.3	19.8
Other	7.1	4.9	19.4	12.2
Expenses allocated to operating divisions	(47.9)	(48.9)	(140.7)	(129.2)

Total	$58.8	$75.3	$198.1	$215.9

Note 11:	Commitments and Contingencies

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

Guarantees

As discussed in our 2005 Annual Report on Form 10-K, we have contingent obligations under guarantees of certain obligations of our subsidiaries relating principally to credit facilities, guarantees of certain media payables and operating leases of certain subsidiaries. As of September 30, 2006 there have been no material changes to these guarantees.

Note 12:	Recent Accounting Standards

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108, which provides interpretive guidance on how registrants should quantify financial-statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB No. 108,

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

registrants will be required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. Registrants will need to revisit their prior materiality assessments and consider them using both the rollover and iron curtain methods. We currently use the “iron curtain” method for quantifying identified financial statement misstatements. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. Registrants may begin to apply the guidance in SAB No. 108 in interim periods beginning September 30, 2006. In connection with our review of the Company’s stock option practices we initially applied the provisions of SAB No. 108 as a cumulative effect adjustment effective January 1, 2006. See also Note 14.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. The funded status is defined as the difference between the fair value of plan assets and the benefit obligation. Actuarial gains and losses, prior service costs or credits and any remaining transition assets or obligations that have not been recognized under SFAS No. 87 and SFAS No. 106 must be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective for our 2006 year-end. Based on the underfunded status of our various pension and other postretirement benefit plans as of December 31, 2005, the adoption of SFAS No. 158 is expected to result in an increase in pension and postretirement benefit liabilities of approximately $70.0 as of December 31, 2006, which would result in a decrease to stockholders’ equity of approximately $57.0, net of taxes of approximately $13.0. The discount rates in effect at December 31, 2006, the actual rate of return on plan assets for 2006 and certain tax effects could have a significant impact on the amounts ultimately recorded. We do not expect the adoption of SFAS No. 158 to have a material impact on our results from operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This interpretation prescribes financial statement recognition and measurement requirements for a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings effective January 1, 2007. We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements.

In June 2006, the FASB ratified the consensus reached in EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF Issue No. 06-3 is effective for periods beginning after December 15, 2006. We are currently evaluating the impact of EITF Issue No. 06-3 on our Consolidated Financial Statements.

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

In November 2005, the FASB issued FSP No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). FSP 123R-3 provides an elective alternative simplified method to calculate the windfall tax pool (the “APIC pool”). Under this FSP, a company may calculate the beginning balance of the APIC pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123R. We are currently evaluating this alternative transition method and have until December 31, 2006 to make our one-time election. We do not expect the adoption of FSP 123R-3 to have a material impact on our Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The adoption of the following accounting pronouncements during 2006 did not have a material impact on our Consolidated Financial Statements:

•	SFAS No. 154, Accounting Changes and Error Corrections; and

•	FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

Note 13:	Quarterly Restatement

On March 22, 2006, we restated our previously published financial statements for the first three quarters of 2005. The restatement is set forth in our 2005 Annual Report on Form 10-K. The unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2005 and the unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 in this report are presented as restated. The quarterly restatement adjustments relate primarily to revenue recognition and a number of miscellaneous items including accounting for leases and international compensation arrangements. The tables below summarize, for the three and nine months ended September 30, 2005, the impact of each category of adjustment on previously reported revenue, operating loss, loss before provision (benefit) of income taxes, net loss and loss per share. Below is a description of the restatement adjustments.

Goodwill Impairment:  Adjustments were made to properly record goodwill impairment at a reporting unit within our sports and marketing business.

Revenue Recognition related to Customer Contracts:  Adjustments were recorded to properly state the revenue in accordance with the terms of customer contracts and our policies. In certain transactions with our clients the persuasive evidence of the customer arrangement was not always adequate to support revenue recognition, or the timing of revenue recognition did not appropriately follow the specific contract terms.

Other Adjustments:  We identified other items that did not conform to GAAP and recorded adjustments to the unaudited Consolidated Financial Statements which related to previously reported periods.

	Impact of adjustments for the:
	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
			Loss Before			Loss Before
		Operating	Provision (Benefit)		Operating	Provision (Benefit)
	Revenue	Loss	for Income Taxes	Revenue	Loss	for Income Taxes

As previously reported	$1,442.2	$(97.3)	$(124.3)	$4,388.7	$(137.7)	$(206.9)

Revenue recognition	(3.5)	(2.8)	(2.8)	(9.3)	(7.8)	(7.8)
Goodwill	—	(5.8)	(5.8)	—	(5.8)	(6.3)
Other adjustments	1.0	(2.3)	(2.4)	(0.8)	(10.5)	(10.2)

Total restatement adjustments	(2.5)	(10.9)	(11.0)	(10.1)	(24.1)	(24.3)

As restated	$1,439.7	$(108.2)	$(135.3)	$4,378.6	$(161.8)	$(231.2)

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Impact of Adjustments for the:
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss as previously reported	$(96.6)	$(225.9)

Restatement adjustments (pre-tax):
Revenue recognition	(2.8)	(7.8)
Goodwill	(5.8)	(6.3)
Other adjustments	(2.4)	(10.2)

Total restatement adjustments (pre-tax)	(11.0)	(24.3)
Tax adjustments	(4.8)	(10.2)

Total net restatement adjustments	(6.2)	(14.1)

Net loss as restated	$(102.8)	$(240.0)

Loss per share of common stock:
Basic
As previously reported	$(0.24)	$(0.57)
Effect of restatement	(0.01)	(0.03)

As restated	$(0.25)	$(0.60)

Weighted-average shares	425.3	424.7
Diluted
As previously reported	$(0.24)	$(0.57)
Effect of restatement	(0.01)	(0.03)

As restated	$(0.25)	$(0.60)

Weighted-average shares	425.3	424.7

Note 14:	Review of Stock Option Practices

As a result of the significant number of companies identifying issues with their stock option practices, we decided to conduct a review of our practices for stock option grants. At our recommendation, on September 8, 2006, our Audit Committee retained independent counsel to review our stock option practices related to the Company’s current and prior senior officers for a 10-year period beginning in 1996. This review is substantially complete. We also performed a comprehensive accounting review that supplemented the review done by independent counsel, which is complete. Preliminary findings of these reviews were presented to the Audit Committee on October 26, 2006 and November 7, 2006.

The reviews determined, among other things, the following:

•	There was no systematic pattern of selecting an exercise price based on the lowest stock price over the period preceding the grant.

•	All grants made after 2002 were accounted for correctly.

•	There were certain deficiencies in the process of granting, documenting and accounting for stock options.

•	The date used to determine the exercise price for certain stock option grants made between 1996 and 2002 preceded the finalization of the approval process of those grants for accounting purposes. (Discussed in more detail below.)

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

•	Certain stock options were granted at prices inconsistent with the related stock option plans.

The most significant deficiencies the reviews identified were as follows:

•	In certain situations from 1996 through 2002, in connection with our broad based annual option grants, an exercise price for such options was set as of a specified date in the future. This date, however, preceded the final determination of the number of shares individual employees were to receive, which resulted in some grants being issued in-the-money, and some grants being issued out-of-the-money, as of the measurement date.

•	For certain annual grants, as well as numerous individual grants from 1996 through 2002, the date used for the exercise price was a date from an earlier period. In many cases, that earlier date was at or about the date of a prior meeting of the compensation committee or a management committee authorized by the compensation committee.

•	In addition, the review identified many grants from 1996 through 2005 for which not all of the relevant documentation could be located and, in some cases, no authorizing documentation could be located. However, in most of these instances, there was no indication, using all available relevant information, that the grants were not appropriately accounted for.

Under applicable accounting standards prior to January 1, 2006 (APB No. 25), compensation expense should reflect the difference, if any, between an option’s exercise price and the market price of the Company’s stock at the measurement date, the point at which the terms and the recipients of the option grant are determined with finality. In some instances, we incorrectly determined the measurement date for accounting purposes to be the date as of which the exercise price was set rather than the date the grants were finalized. As a result, compensation expense in the pretax amount of $40.6 should have been recorded over the years 1996 through 2003.

In accordance with SAB No. 108, the materiality of these newly-identified errors was assessed against prior periods using the Company’s pre-SAB No. 108 policy (“iron-curtain” method) for quantifying materiality. After considering all of the quantitative and qualitative factors these errors were not considered to be material to prior periods. Given that the effect of correcting these errors during 2006 would cause our 2006 financial statements to be materially misstated, the Company concluded that the cumulative effect adjustment method of initially applying the guidance in SAB No. 108 was appropriate. The impact of the cumulative effect adjustment was a $26.4 charge to accumulated deficit, a $23.3 credit to additional paid-in capital and a $3.1 credit to other non-current liabilities to reflect certain taxes payable effective January 1, 2006. The following reflects the impacts on the previously reported accounts as of December 31, 2005 adjusted effective January 1, 2006 as follows:

	December 31,	January 1,
	2005	2006

Other non-current liabilities	$319.0	$322.1
Additional paid-in capital	2,224.1	2,247.4
Accumulated deficit	(841.1)	(867.5)
Total stockholders’ equity	1,945.3	1,942.2

As part of our overall Sarbanes-Oxley compliance remediation efforts, we are in the process of improving controls over all of our processes, including payroll related liabilities. As a result of the reviews discussed above, we have identified and are in the process of implementing enhanced controls and process improvements in connection with the issuance of equity awards.

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

EXECUTIVE SUMMARY provides an overview of our results of operations and liquidity for the periods presented.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows and financing activities.

INTERNAL CONTROL OVER FINANCIAL REPORTING provides a description of the status of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and our review of our stock option practices.

CRITICAL ACCOUNTING ESTIMATES, by reference to our 2005 Annual Report on Form 10-K, provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENT ACCOUNTING STANDARDS, by reference to Note 12 to the unaudited Consolidated Financial Statements, provides a description of the accounting standards we are not yet required to adopt which may be applicable to our operations as well as those significant accounting standards which have been adopted during 2006.

EXECUTIVE SUMMARY

Our 2005 Annual Report on Form 10-K summarizes key elements of our business strategy under “Overview” in Item 7. Our strategy is focused on improving organic revenue growth and operating margin, and we are working to achieve a level of organic revenue growth comparable to industry peers and double-digit operating margin by 2008. Our revenue is directly dependent upon the advertising, marketing and corporate communications requirements of our clients. For 2006, our revenues will continue to be negatively affected by the client losses and dispositions that occurred in 2005, and our operating margin will continue to be negatively affected by high expenses for professional fees, albeit on a declining basis. As previously disclosed, we expect that client losses during 2005 will continue to affect consolidated revenue results in 2006, and we expect that full-year 2006 organic revenue growth will be approximately flat. However, the impact of net client losses in 2005 and 2006 on revenue was not as significant for the third quarter of 2006 as for the first two quarters. We believe we are in the early stages of a turnaround and our results for the three and nine months ended September 30, 2006 reflect the challenges we face improving revenues and operating margins.

Our revenue is also impacted by production expenses. These are client pass-through expenses related to arrangements for which we record revenue and expenses on a gross basis because we act as principal, and accordingly changes in expenses are offset by corresponding changes in revenue. Whether we act as agent or principal is contract-dependent, and the mix varies from agency to agency and from period to period. While our profitability is not impacted, it may affect organic revenue growth and office and general expense patterns in future periods.

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

Our reported results are affected by variations in the foreign currencies our international businesses are conducted in, principally the Brazilian Real, Canadian Dollar, Euro, Pound Sterling and Japanese Yen. In the second and third quarters of 2006, the U.S. Dollar was weaker against these currencies as compared to the second and third quarters of 2005, but for the first quarter of 2006 the U.S. Dollar was significantly stronger than in the first quarter of 2005. As a result, the net effect of foreign currency changes from comparable prior year periods was to increase revenues and operating expenses in the third quarter of 2006, but to slightly decrease revenues and operating expenses for the first nine months of 2006.

As discussed in more detail in this MD&A:

Third quarter of 2006 compared to 2005

•	Total revenue increased 1.0%.

•	Organic revenue increase was 2.7% primarily due to higher revenue from existing clients.

•	Operating margin improved to 1.5%. Excluding restructuring and other reorganization related charges (reversals) and long-lived asset impairments, operating margin improved to 1.9%.

•	Operating expenses decreased 7.4%. The decrease was the same excluding restructuring and other reorganization related charges (reversals) and long-lived asset impairments.

•	Total salaries and related expenses decreased slightly mainly due to net divestitures and lower severance charges partly offset by higher annual bonus accruals and incentive compensation. The organic increase was 1.3%.

•	Total office and general expenses decreased 19.5% primarily because of lower professional fees and production expenses. The organic decrease was 15.8%.

•	Other income increased due to the recognition of the cumulative translation adjustment in connection with the sale of our interest in an international investment.

•	The difference between the effective tax rate and the statutory rate of 35% is due primarily to state and local taxes, losses incurred in non-U.S. jurisdictions and U.S. capital losses that receive no benefit, currency translation income not subject to tax and the favorable resolution of U.K. tax issues.

The first nine months of 2006 compared to 2005

•	Total revenue declined by 1.5%.

•	Organic revenue increase was 1.2% primarily due to the organic revenue increase in the third quarter as mentioned above.

•	Operating margin improved to (1.4%). Excluding restructuring and other reorganization related charges (reversals) and long-lived asset impairments, operating margin improved to (1.1%).

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

•	Operating expenses decreased 3.6%. Excluding restructuring and other reorganization related charges (reversals) and long-lived asset impairments, operating expenses decreased 4.0%.

•	Total salaries and related expenses decreased 1.2% mainly due to net divestitures and lower severance charges partly offset by higher incentive compensation and annual bonus accruals. The organic increase was 1.1%.

•	Total office and general expenses decreased 8.8% mainly due to lower professional fees and lower production expenses as well as the effect of net divestitures. The organic decrease was 4.5%.

•	The effective tax rate was affected by factors similar to those described above for the third quarter. Additionally impacting the effective tax rate were the reversal of previously established valuation allowances in foreign jurisdictions, the resolution of IRS and various state and local income tax audits, and the reversal of previously claimed foreign tax credits.

•	In the first nine months of 2006, cash and cash equivalents and marketable securities decreased $722.4 primarily due to working capital usage, as well as costs associated with the ELF financing transaction and capital expenditures.

RESULTS OF OPERATIONS

Consolidated Results of Operations — Three and Nine Months Ended September 30, 2006 Performance compared to Three and Nine Months Ended September 30, 2005

REVENUE

The components of the change in consolidated revenue for the third quarter of 2006 were as follows:

	Total		Domestic			International
	$	% Change	$	% Change	% of Total	$	% Change	% of Total

September 30, 2005 (Restated)	$1,439.7		$815.4		56.6%	$624.3		43.4%

Foreign currency changes	8.5	0.6%	—	—		8.5	1.4%
Net acquisitions/divestitures	(33.6)	(2.3)%	(9.4)	(1.2)%		(24.2)	(3.9)%
Organic	39.2	2.7%	26.1	3.2%		13.1	2.1%

Total change	14.1	1.0%	16.7	2.0%		(2.6)	(0.4)%
September 30, 2006	$1,453.8		$832.1		57.2%	$621.7		42.8%

Revenue growth was primarily a result of our organic revenue increase and changes in foreign currency exchange rates. Domestic organic growth was driven by higher revenue from existing clients, partially offset by net client losses at the Integrated Agency Networks (“IAN”) segment, and by growth in the public relations businesses at the Constituency Management Group (“CMG”) segment. The international organic increase was also driven by higher revenue from existing clients at IAN partly offset by a decline in the events marketing businesses at CMG. As compared with the same period of 2005, revenue for the third quarter of 2006 was favorably impacted by the recognition of deferred revenue, although to a lesser extent than in prior quarters.

Net divestitures primarily impacted IAN, largely from Draft FCB Group and McCann during 2005. We divested a number of businesses that were either considered non-strategic, non-profitable or for which we could not establish a strong control environment to comply with the standards of the Sarbanes-Oxley Act at a reasonable cost. These businesses were predominantly outside the United States.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The components of the change in consolidated revenue for the first nine months of 2006 were as follows:

	Total		Domestic			International
	$	% Change	$	% Change	% of Total	$	% Change	% of Total

September 30, 2005 (Restated)	$4,378.6		$2,477.5		56.6%	$1,901.1		43.4%

Foreign currency changes	(1.2)	(0.0)%	—	—		(1.2)	(0.1)%
Net acquisitions/divestitures	(117.3)	(2.7)%	(35.7)	(1.4)%		(81.6)	(4.3)%
Organic	53.6	1.2%	33.2	1.3%		20.4	1.1%

Total change	(64.9)	(1.5)%	(2.5)	(0.1)%		(62.4)	(3.3)%
September 30, 2006	$4,313.7		$2,475.0		57.4%	$1,838.7		42.6%

Revenue decreased due to net divestitures partially offset by an organic revenue increase. Net divestitures primarily relates to IAN for reasons similar to those described above for the third quarter. The domestic organic increase was primarily driven by growth in the public relations, branding and sports marketing businesses at CMG. The international organic increase was driven by increased revenue from existing clients partially offset by net client losses at IAN as well as decreases in the events marketing businesses at CMG. As compared to the same period in 2005, revenue for the first nine months of 2006 included additional revenue primarily for services performed in prior quarters but not recognized in those quarters due to lack of persuasive evidence of an arrangement. Our revenue recognition policies govern the timing of when revenue is recognized, but have no impact on cash flow. If work is performed in a given quarter but there is lack of persuasive evidence of an arrangement, the related revenue is deferred to a future quarter when sufficient evidence is obtained. These effects are likely to be more significant over a given quarter than over a full year.

Refer to the segment discussion later in this MD&A for more detailed information on changes in revenue by segment.

OPERATING EXPENSES

Salaries and Related Expenses

Salaries and related expenses is the largest component of operating expenses and consists primarily of salaries, related benefits and performance incentives. The components of the 2006 change were as follows:

	Three Months Ended			Nine Months Ended
	Total		% of	Total		% of
	$	% Change	Revenue	$	% Change	Revenue

September 30, 2005 (Restated)	$962.8		66.9%	$2,891.6		66.0%

Foreign currency changes	5.7	0.6%		(1.9)	(0.1)%
Net acquisitions/divestitures	(20.3)	(2.1)%		(64.4)	(2.2)%
Organic	12.5	1.3%		31.2	1.1%

Total change	(2.1)	(0.2)%		(35.1)	(1.2)%
September 30, 2006	$960.7		66.1%	$2,856.5		66.2%

The decrease in salaries and related expenses during the third quarter of 2006 was primarily due to the sale of several businesses at IAN during 2005 partially offset by an organic expense increase and changes in foreign currency exchange rates, primarily at IAN. Higher annual bonus awards and incentive compensation contributed to the organic increase during the third quarter of 2006. Annual bonus accruals are higher in 2006

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

due to performance and the timing of the finalization of bonus targets. The increase in incentive compensation was primarily due to higher long-term employee incentive awards. Increases attributable to our stock-based compensation plans were $7.9. The third quarter of 2006 includes a full quarter impact of awards granted in August 2005 and the awards granted in June 2006. Changes in levels of short and long-term compensation awards may impact trends between various periods in the future. See Note 3 to the unaudited Consolidated Financial Statements for further information regarding our stock-based compensation. Offsetting these increases were reductions in severance expense of $19.4, primarily at international locations within IAN.

Salaries and related expenses during the first nine months of 2006 decreased primarily due to the sale of several businesses at IAN during 2005, partially offset by an organic increase, particularly at CMG and Corporate. This was primarily the result of an increase in salary costs of $32.4 to upgrade our talent and to support revenue initiatives and technology related projects. This was partially offset by a decrease in severance expense of $25.6. The first nine months of 2006 were also impacted by higher incentive and annual bonus awards for reasons similar to those described above for the third quarter. Increases to our stock-based compensation plans were $11.1, of which $3.4 relates to the adoption of SFAS No. 123R.

Office and General Expenses

Office and general expenses primarily consists of rent, office and equipment, depreciation, professional fees, other overhead expenses and certain production expenses related to our revenue. The components of the 2006 change were as follows:

	Three Months Ended			Nine Months Ended
	Total		% of	Total		% of
	$	% Change	Revenue	$	% Change	Revenue

September 30, 2005 (Restated)	$578.5		40.2%	$1,651.0		37.7%

Foreign currency changes	2.5	0.4%		(2.2)	(0.1)%
Net acquisitions/divestitures	(23.8)	(4.1)%		(69.0)	(4.2)%
Organic	(91.4)	(15.8)%		(73.7)	(4.5)%

Total change	(112.7)	(19.5)%		(144.9)	(8.8)%
September 30, 2006	$465.8		32.0%	$1,506.1		34.9%

Office and general expenses for the third quarter of 2006 declined as a result of an organic decrease and the sale of several businesses at IAN during 2005. The organic decline was driven by a decrease in professional fees of $60.1, primarily at Corporate and IAN, which were higher in 2005 primarily due to the impact of accounting projects, including those related to our restatement activities. Also contributing to the decline were decreases in production expenses of $17.3, primarily as a result of reduced project based activity, and lower bad debt expense.

Office and general expenses for the first nine months of 2006 declined as a result of an organic decrease and the sale of several businesses at IAN during 2005. The organic decline was primarily due to decreases in professional fees of $61.3 and production expenses of $15.7 for reasons similar to those described above for the third quarter. In addition, the decrease for the first nine months of 2006 was partially offset by reduced foreign exchange gains on certain balance sheet items.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Restructuring and Other Reorganization Related Charges (Reversals)

The components of restructuring and other reorganization related charges (reversals) were as follows:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)
				(Restated)

Restructuring charges (reversals)	$1.3	$0.1	$1.7	$(8.7)
Other reorganization related charges	4.9	—	11.2	—

Total	$6.2	$0.1	$12.9	$(8.7)

Restructuring Charges (Reversals)

A summary of the net charges and (reversals) related to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs is as follows:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Lease Termination and Other Exit Costs	$1.2	$0.5	$1.6	$(7.9)
Severance and Termination Costs	0.1	(0.4)	0.1	(0.8)

Total	$1.3	$0.1	$1.7	$(8.7)

For the third quarter and first nine months of 2006, the net charges primarily consisted of the amortization of the discounted liability related to lease terminations offset by adjustments to management’s estimates primarily relating to our lease termination costs. For the third quarter and first nine months of 2005, the net reversals primarily consisted of adjustments to management’s estimates primarily relating to our lease termination costs. For additional information, see Note 4 to the unaudited Consolidated Financial Statements.

Other Reorganization Related Charges

Other reorganization related charges primarily represents severance charges directly associated with two significant strategic business decisions: the merger of Draft Worldwide and Foote, Cone and Belding Worldwide to create a global integrated marketing organization called Draft FCB Group; and our realignment of our media business to meet evolving client needs. These charges were separated from salaries and related expenses within the unaudited Consolidated Statement of Operations as they did not result from charges that occurred in the normal course of business. We expect charges relating to these business decisions to be complete during the remaining months of 2006 and the early part of 2007.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

EXPENSE AND OTHER INCOME

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$	% Change	2006	2005	$	% Change
		(Restated)				(Restated)

Interest expense	$(57.0)	$(46.7)	$(10.3)	22.1%	$(155.1)	$(135.8)	$(19.3)	14.2%
Interest income	25.1	21.8	3.3	15.1%	77.4	53.2	24.2	45.5%
Other income (expense)	22.4	(2.2)	24.6	(1118.2)%	47.5	13.2	34.3	259.8%

Total	$(9.5)	$(27.1)	$17.6	(64.9)%	$(30.2)	$(69.4)	$39.2	(56.5)%

Interest Expense

The increase in interest expense during the third quarter and first nine months of 2006 was primarily non-cash related and caused by the amortization of costs associated with our new Credit Agreement and amortization of deferred warrant costs incurred as a result of the ELF Financing transaction completed in the second quarter of 2006. Further impacting the increase during the first nine months of 2006 were the amortization of the remaining costs associated with our previous committed credit agreement, recorded in the second quarter of 2006, and the benefit from the amortization of gains on terminated interest rate swaps recorded in the prior year. These were offset by waiver and consent fees incurred in 2005 for the amendment of our debt agreements and credit facility in the prior year.

Interest Income

The increase in interest income during the first nine months of 2006 was primarily due to an increase in interest rates and higher average cash balances when compared to the prior year.

Other Income (Expense)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Net gains on sales of businesses and investments	$15.9	$1.0	$36.0	$18.2
Investment impairments	—	(1.5)	(0.3)	(5.1)
Other income (expense)	6.5	(1.7)	11.8	0.1

Total	$22.4	$(2.2)	$47.5	$13.2

During the third quarter of 2006, we sold our interest in a German advertising agency and accordingly recognized the related remaining cumulative translation adjustment balance. This resulted in a non-cash benefit of $17.0. During the first nine months of 2006, we sold an investment located in Asia Pacific for a gain of $18.4 and sold our remaining ownership interest in an agency within The Lowe Group, for a gain of $2.5. During the first nine months of 2005, we sold several small businesses and investments, the largest of which was our remaining ownership interest in an agency within Draft FCB Group, which resulted in a gain of approximately $8.3.

We are in the process of settling our liabilities related to vendor discounts and credits established as part of the restatement of previously issued financial statements that we presented in our 2004 Annual Report on Form 10-K. Any favorable or unfavorable concessions in connection with these settlements are recorded in

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

other income (expense) in the unaudited Consolidated Statement of Operations. For the first nine months of 2006, the net favorable amount recorded for concessions in other income (expense) was $9.4.

INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Income (loss) from continuing operations before provision (benefit) for income taxes	$11.6	$(135.3)	$(92.0)	$(231.2)

Provision (benefit) for income taxes — continuing operations	$8.4	$(34.8)	$1.4	$4.5
Provision (benefit) for income taxes — discontinued operations	(5.0)	—	(5.0)	—

Total provision (benefit) for income taxes	$3.4	$(34.8)	$(3.6)	$4.5

For the third quarter and first nine months of 2006 the difference between the effective tax rate and the statutory rate of 35% is due primarily to state and local taxes, losses incurred in non-U.S. jurisdictions and U.S. capital losses that receive no benefit, currency translation income not subject to tax, and the favorable resolution of U.K. tax issues. For the first nine months of 2006, the difference between the effective tax rate and the statutory rate was also affected by the reversal of previously established valuation allowances in foreign jurisdictions, the resolution of IRS and various state and local income tax audits, and the reversal of previously claimed foreign tax credits. In connection with the disposition of our NFO World Group Inc. (“NFO”) operations in the fourth quarter of 2003, we established a reserve for certain income tax contingencies with respect to the determination of our tax basis in NFO for income tax purposes. During the third quarter of 2006 we received a final study of the tax basis of our investment, and it was determined that the remaining reserve should be reversed as the related contingency is no longer considered probable. For additional information, see Note 6 to the unaudited Consolidated Financial Statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment Results of Operations — Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have two reportable segments as of September 30, 2006: IAN and CMG.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$	% Change	2006	2005	$	% Change
		(Restated)				(Restated)

Revenue:
IAN	$1,226.6	$1,213.1	$13.5	1.1%	$3,630.5	$3,713.0	$(82.5)	(2.2)%
CMG	227.2	226.3	0.9	0.4%	683.2	663.6	19.6	3.0%
Motorsports	—	0.3	(0.3)	(100.0)%	—	2.0	(2.0)	(100.0)%

Total	$1,453.8	$1,439.7	$14.1	1.0%	$4,313.7	$4,378.6	$(64.9)	(1.5)%

Segment operating income (loss):
IAN	$75.3	$(40.5)	$115.8	(285.9)%	$121.8	$28.7	$93.1	324.4%
CMG	10.8	14.5	(3.7)	(25.5)%	27.4	22.2	5.2	23.4%
Motorsports	—	(0.3)	0.3	(100.0)%	—	1.0	(1.0)	(100.0)%
Corporate and other	(58.8)	(75.3)	16.5	(21.9)%	(198.1)	(215.9)	17.8	(8.2%)

INTEGRATED AGENCY NETWORKS (“IAN”)

REVENUE

	Three Months Ended		Nine Months Ended
	$	% Change	$	% Change

September 30, 2005 (Restated)	$1,213.1		$3,713.0

Foreign currency changes	7.1	0.6%	0.8	0.0%
Net acquisitions/divestitures	(33.0)	(2.7)%	(112.5)	(3.0)%
Organic	39.4	3.2%	29.2	0.8%

Total change	13.5	1.1%	(82.5)	(2.2)%
September 30, 2006	$1,226.6		$3,630.5

For the third quarter of 2006, revenue growth primarily resulted from organic growth and changes in foreign currency exchange rates, partly offset by the impact of selling several businesses at McCann and Draft FCB Group in 2005. The organic increase was driven primarily by growth at McCann and Draft FCB Group, partially offset by decreases at The Works, one of our independent agencies, and Lowe. The McCann increase was the result of higher revenue from existing clients and the timing of revenue recognition as there were fewer revenue deferrals as compared to the same period in 2005. Partly offsetting this was a decline in the healthcare business in North America. The increase at Draft FCB Group was driven by higher spending from existing clients in North America, partially offset by the impact of net client losses and higher revenue deferrals due to lack of persuasive evidence of client arrangements in 2006. The decrease at The Works, a dedicated General Motors resource, was primarily due to the loss of General Motors media business in 2005. Revenue at Lowe decreased primarily due to net client losses and reduced spending by existing clients

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

domestically. We expect that the results for Lowe and The Works will continue to be negatively affected in the remaining months of 2006 by client losses that occurred in 2005.

For the first nine months of 2006, the revenue decline was primarily a result of the sale of several businesses at Draft FCB Group and McCann in 2005, partially offset by an organic increase. This organic increase was driven primarily by McCann and Draft FCB Group, partially offset by decreases at Lowe, The Works and Initiative. The McCann and Draft FCB Group increase was largely due to factors similar to those mentioned above for the third quarter. The increase was partially offset by the impact of 2005 net client losses that primarily affected the first six months of 2006. Revenue at Lowe decreased primarily due to reduced spending by existing clients and net client losses. The decrease at The Works was due to factors similar to those mentioned above for the third quarter. The decrease at Initiative was primarily due to net client losses.

SEGMENT OPERATING INCOME

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$	% Change	2006	2005	$	% Change
		(Restated)				(Restated)

Segment operating income	$75.3	$(40.5)	$115.8	(285.9)%	$121.8	$28.7	$93.1	324.4%

Operating margin	6.1%	(3.3)%			3.4%	0.8%

Operating income increased during the third quarter of 2006 due to a decrease in office and general expenses of $70.3, a decrease in salaries and related expenses of $32.0 and an increase in revenue of $13.5. The organic segment operating income increase was driven primarily by McCann and Draft FCB Group. The McCann increase was the result of higher revenue and reduced office and general expenses primarily relating to lower production expenses, lower bad debt expense and reduced professional fees in connection with accounting projects, such as those related to our restatement activities. The Draft FCB Group increase was driven by higher revenue and decreases in office and general expenses, partially offset by increases in salaries and related expenses. Office and general expenses declined due to a reduction in professional fees for reasons similar to those mentioned for McCann. Salaries and related expenses increased to support revenue growth primarily in North America and Asia Pacific.

For the first nine months of 2006, operating income increased as a result of a decrease in office and general expenses of $99.1 and a decrease in salaries and related expenses of $76.5, partially offset by a decrease in revenue of $82.5. The organic segment operating income increase was driven primarily by increases at McCann, partially offset by net decreases at our independent agencies. Operating income at McCann increased due to higher revenue and reduced office and general expenses for reasons similar to those described above for the third quarter. The net decline at our independent agencies was driven by decreased revenue, primarily at The Works, for the reasons mentioned above in the revenue section.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CONSTITUENCY MANAGEMENT GROUP (“CMG”)

REVENUE

	Three Months Ended		Nine Months Ended
	$	% Change	$	% Change

September 30, 2005 (Restated)	$226.3		$663.6

Foreign currency changes	1.4	0.6%	(2.0)	(0.3)%
Net acquisitions/divestitures	(0.3)	(0.1)%	(2.8)	(0.4)%
Organic	(0.2)	(0.1)%	24.4	3.7%

Total change	0.9	0.4%	19.6	3.0%
September 30, 2006	$227.2		$683.2

Revenue increased slightly during the third quarter of 2006 largely due to the effect of foreign currency exchange rates. The slight organic revenue decline related to decreases internationally in the events marketing businesses from lower spending by existing clients, the timing of completion of significant projects and the mix of gross versus net revenue contracts in 2006 when compared to 2005. The decrease was mostly offset by growth in the public relations and sports marketing businesses domestically due to higher revenue from existing clients.

For the first nine months of 2006, revenue growth was a result of an organic revenue increase in the public relations, branding and sports marketing businesses domestically, which was due to higher revenue from existing clients. The increase was partially offset by declines internationally in the events marketing business as described above for the third quarter. Partially offsetting this increase were the sale of two small businesses in 2005 and the negative effect of foreign currency exchange rates.

SEGMENT OPERATING INCOME

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$	% Change	2006	2005	$	% Change
		(Restated)				(Restated)

Segment operating income	$10.8	$14.5	$(3.7)	(25.5)%	$27.4	$22.2	$5.2	23.4%

Operating margin	4.8%	6.4%			4.0%	3.3%

Operating income decreased during the third quarter of 2006, primarily as a result of an increase in salaries and related expenses of $11.2, partially offset by a decrease in office and general expenses of $6.6. The organic segment operating income decline was in part a result of a decline in the events marketing businesses, partially offset by increases in the sports marketing and public relations businesses. The events marketing businesses decline was due to lower revenue for reasons similar to those discussed in the revenue section above, partially offset by decreased office and general expenses. The increase in the sports marketing business was driven by decreases in office and general expenses due to lower production expenses in 2006. The increase in the public relations business was driven by revenue growth in excess of higher salary and related expenses, primarily related to increased headcount to support revenue growth.

For the first nine months of 2006, operating income increased due to revenue growth of $19.6 and a decrease in office and general expenses of $6.5, partially offset by an increase in salaries and related expenses of $20.9. The organic segment operating income increase was driven primarily by increases at the public

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

relations and branding businesses, partially offset by decreases at other CMG agencies. The growth at the public relations businesses was driven by increased revenue, partially offset by increased salaries and related expenses for reasons similar to those described above for the third quarter. The growth at the branding business was driven primarily by higher revenue from existing clients. At other CMG agencies, decreases were primarily due to revenue declines.

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line within total segment operating income (loss) and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions, as shown in the table below. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the revenues of the operating unit. Amounts allocated also include specific charges for information technology related projects, which are allocated based on utilization. The following expenses are included in Corporate and other:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$	% Change	2006	2005	$	% Change
		(Restated)				(Restated)

Salaries and related expenses	$57.3	$38.5	$18.8	48.8%	$151.5	$130.7	$20.8	15.9%
Professional fees	19.7	61.5	(41.8)	(68.0)%	103.1	146.2	(43.1)	(29.5)%
Rent, depreciation and amortization	16.4	13.0	3.4	26.2%	48.5	36.2	12.3	34.0%
Corporate insurance	6.2	6.3	(0.1)	(1.6)%	16.3	19.8	(3.5)	(17.7)%
Other	7.1	4.9	2.2	44.9%	19.4	12.2	7.2	59.0%
Expenses allocated to operating divisions	(47.9)	(48.9)	1.0	(2.0)%	(140.7)	(129.2)	(11.5)	8.9%

Total	$58.8	$75.3	$(16.5)	(21.9)%	$198.1	$215.9	$(17.8)	(8.2)%

For the third quarter of 2006, Corporate and other expenses decreased primarily due to lower professional fees for accounting projects, which included those related to our restatement activities. Partially offsetting the decrease was an increase in salaries and related expenses primarily due to higher incentive compensation and annual bonus award accruals for reasons similar to those discussed above in the salaries and related expenses section.

For the first nine months of 2006, Corporate and other expenses decreased primarily due to lower professional fees for reasons similar to those described above for the third quarter. This was offset by higher rent, depreciation and amortization due to software related costs from our ongoing initiatives to consolidate and upgrade our financial systems, as well as to further develop our shared services. Salaries and related expenses increased due to increased headcount and for reasons similar to those described above for the third quarter. Additionally, Corporate and other expenses were unfavorably affected by reduced foreign exchange gains on certain balance sheet items.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Cash, cash equivalents and marketable securities decreased by $722.4 to $1,469.1 for the first nine months of 2006 primarily due to working capital usage, as well as costs associated with the ELF financing transaction and capital expenditures. Of this change, marketable securities increased by $90.0. A summary of our cash flow activities is as follows:

	Nine Months Ended
	September 30,	September 30,
	2006	2005

Net Cash used in Operating Activities	(580.9)	(369.8)
Net Cash (used in) provided by Investing Activities	(120.7)	279.7
Net Cash used in Financing Activities	(115.4)	(81.5)

Operating Activities

Cash used in operating activities during the first nine months of 2006 was primarily due to working capital usage of $580.8. Changes in working capital usage include accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. Media buying on behalf of our clients affects our working capital and operating cash flow. In most of our businesses, we collect funds from our clients which we use, on their behalf, to pay production costs and media costs. The amounts involved substantially exceed our revenues, and the current assets and current liabilities on our balance sheet reflect these pass-through arrangements. Our assets include both cash received and accounts receivable from clients for these pass-through arrangements, while our liabilities include amounts owed on behalf of clients to media and production suppliers. Generally, we pay production and media charges after we have received funds from our clients, and our risk from client nonpayment has historically not been significant. During the first nine months of 2006, cash used in accounts payable of $814.2 was partially offset by cash collected from accounts receivable of $690.8. Cash used in accrued liabilities of $316.5 was mainly due to payments of 2005 bonus awards, severance and professional fees. Working capital changes for the first nine months of 2005 were also primarily due to changes in liabilities.

Prepaid expenses and other current assets included net refunds of approximately $17.4 received during the third quarter of 2006 from the IRS in connection with deductions recognized in the final settlement of the 1994 through 1996 audit years. This refund resulted primarily from the timing of an IRS adjustment, which may not be available in a future year. Also during the second quarter of 2006, we remitted approximately $60.0, including interest, to the IRS and state and local tax authorities related to income tax audit matters. Other changes in other noncurrent assets and liabilities were primarily due to increased accrued taxes.

The net loss of $95.5 during the first nine months of 2006 included non-cash items that are not expected to generate cash or require the use of cash. Total non-cash items of $95.4 primarily included the add-back of depreciation of fixed assets and the amortization of intangible assets, restricted stock awards and non-cash compensation, bond discounts and deferred financing costs, partly offset by deferred income taxes.

Investing Activities

Cash used in investing activities during the first nine months of 2006 primarily reflects capital expenditures, acquisitions and divestitures, purchases and sales of investments, and our purchases and maturities of short-term marketable securities. Net purchases of short-term marketable securities of $91.5

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

represent investment of a portion of our cash in highly liquid securities with maturities exceeding three months. The cash flows attributable to these investments vary from one period to another because of changes in the maturity profile of our treasury investments. Cash used in investing activities was also impacted by capital expenditures of $69.8.

Financing Activities

Cash used in financing activities during the first nine months of 2006 included fees of $41.8 and call spread transaction costs of $29.2 that we incurred in connection with entering into a new credit agreement in the second quarter of 2006 (see Sources of Funds for a description of this credit agreement). Cash used in financing also included dividend payments of $35.1 on our Series A Preferred Stock and Series B Preferred Stock.

LIQUIDITY OUTLOOK

We expect our operating cash flow, cash and cash equivalents, as well as our marketable securities to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months.

We believe that a conservative approach to liquidity is appropriate for our company, in view of the cash requirements resulting from, among other things, high professional fees, liabilities to our clients for vendor discounts and credits, any potential penalties or fines that may have to be paid in connection with the ongoing SEC investigation, the normal cash variability inherent in our operations and other unanticipated requirements.

In addition, until our margins improve in connection with our turnaround, we anticipate that cash generation from operations will continue to be challenged. A reduction in our liquidity in future periods as a result of the above items could require us to seek new or additional sources of liquidity to fund our working capital needs. We regularly evaluate market conditions and a wide range of financing alternatives for opportunities to raise additional financing or otherwise improve our liquidity profile and enhance our financial flexibility. There can be no guarantee that we will be able to access new sources of liquidity on commercially reasonable terms, or at all.

Funding Requirements

Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, capital expenditures, payments related to vendor discounts and credits, debt service, preferred stock dividends, contributions to pension and postretirement plans, acquisitions and dispositions and taxes.

Our non-cancelable lease commitments primarily relate to office premises and equipment. These commitments are partially offset by sublease rental income we receive under non-cancelable subleases.

Capital expenditures are primarily to upgrade computer and telecommunications systems and to modernize offices.

Of the liabilities recognized as part of the restatement set forth in our 2004 Annual Report on Form 10-K, we estimate that we will pay approximately $160.0 related to vendor discounts and credits, internal investigations and international compensation arrangements over the next 12 months. For the first nine months of 2006, we satisfied $55.3 of these liabilities through cash payments of $50.4 and reductions of certain client receivables of $4.9.

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

We are required from time to time to post letters of credit, primarily to support our commitments, or those of our subsidiaries, to purchase media placements, mostly in locations outside the United States, or to satisfy other obligations. These letters of credit are generally backed by letters of credit issued under our committed credit agreement. As of September 30, 2006, the aggregate amount of outstanding letters of credit issued for our account under our committed credit agreement was $219.9. These letters of credit have not been drawn upon historically.

We have not paid dividends on our common stock since December of 2002. The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been, or contemporaneously are, declared and paid, or provision for the payment thereof has been made. Our Series A Preferred Stock provides for a quarterly dividend of $0.671875 per share, or $5.0, and our Series B Preferred Stock provides for a quarterly dividend of $13.125 per share, or $6.9. Our Board of Directors has declared, and we have paid, each quarterly dividend on both of our outstanding series of preferred stock since their respective dates of issuance.

On December 15, 2006 each share of the Series A Preferred Stock will convert, subject to certain adjustments, into between 3.0358 and 3.7037 shares of our common stock, depending on the then-current market price of our common stock. As a result, we currently expect to issue 27.6 shares of our common stock. As a result of this conversion, future preferred stock dividend requirements will be lower.

We make contributions to our pension and postretirement benefit plans throughout the year, as determined using actuarial methods and assumptions. In the first nine months of 2006, we made contributions of $35.2 to our domestic and foreign pension plans. For the remainder of 2006, we do not anticipate making additional contributions to our domestic pension plans. We expect to contribute an additional $7.1 to our foreign pension plans.

We purchase and sell agencies, which affects our liquidity and will continue to do so in the future. Historically, deferred payments related to past acquisitions have been a significant funding requirement for us, although these payments have decreased significantly in recent years as we have made fewer acquisitions. Under the contractual terms of certain of our past acquisitions we have long-term obligations to pay additional consideration or to purchase additional equity interests in certain consolidated or unconsolidated subsidiaries if specified conditions, mostly relating to operating performance, are met. Some of the consideration under these arrangements is in shares of our common stock, but most is in cash. For the first nine months of 2006 and 2005, we made cash payments related to past acquisitions of $20.4 and $86.4, respectively. Of these amounts $6.5 and $4.7 were recorded as compensation expense for the first nine months of 2006 and 2005, respectively. Future acquisitions would impose additional funding requirements on us.

We have various tax years under examination in various countries in which we have significant business operations. We do not know whether these examinations will, in the aggregate, result in our paying additional income taxes, which we believe are adequately reserved for. We do not expect to make significant payments or receive significant refunds in the fourth quarter of 2006.

Sources of Funds

As of September 30, 2006 our cash and cash equivalents plus short-term marketable securities was $1,469.1 compared to $2,191.5 as of December 31, 2005. We aggregate our net domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

amounts the other agencies owe the bank, and the bank provides overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our balance sheet reflects cash net of overdrafts for each pooling arrangement. At September 30, 2006 and December 31, 2005, a gross amount of $943.9 and $842.6, respectively, in cash was netted against an equal gross amount of overdrafts under pooling arrangements.

Substantially all of our operating cash flow is generated by our agencies. Our liquid assets are held primarily at the holding company level, but also at our larger subsidiaries.

We have obtained financing through the capital markets by issuing debt securities, convertible preferred stock and common stock. During the second quarter of 2006 we entered into a $750.0 Three-Year Credit Agreement (the “Credit Agreement”) as part of a transaction we refer to as the “ELF Financing”. Under the Credit Agreement, a special-purpose entity called ELF Special Financing Ltd. (“ELF”) acts as the lender and letter of credit issuer. ELF is obligated at our request to make cash advances to us and to issue letters of credit for our account, in an aggregate amount not to exceed $750.0 outstanding at any time. The aggregate face amount of letters of credit may not exceed $600.0 at any time. The Credit Agreement is a revolving facility, under which amounts borrowed may be repaid and borrowed again, and the aggregate available amount of letters of credit may decrease or increase, subject to the overall limit of $750.0 and the $600.0 limit on letters of credit. We have not drawn on the Credit Agreement or our previous committed credit agreements since late 2003. We are not subject to any financial or other material restrictive covenants under the Credit Agreement. For additional information, see Notes 7 and 8 to the unaudited Consolidated Financial Statements.

In addition to the Credit Agreement, we have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States. There were borrowings under the uncommitted facilities made by several of our subsidiaries outside the United States totaling $61.1 and $53.7 at September 30, 2006 and December 31, 2005, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some overseas operations. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities at September 30, 2006 and December 31, 2005 was 4.9% and 4.3%, respectively.

CREDIT AGENCY RATINGS

Our long-term debt credit ratings as of September 30, 2006 were Ba3 with negative outlook, B CreditWatch negative and B with negative outlook, as reported by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. A downgrade in our credit ratings could adversely affect our ability to access capital and could result in more stringent covenants and higher interest rates under the terms of any new indebtedness.

INTERNAL CONTROL OVER FINANCIAL REPORTING

REVIEW OF STOCK OPTION PRACTICES

As discussed in more detail in Note 14 to the unaudited Consolidated Financial Statements, we decided to conduct a review of our practices for stock option grants. A review conducted by independent counsel retained by the Audit Committee, which is substantially complete, as well as a comprehensive accounting review performed by the Company, identified, among other things, deficiencies in the process of granting, documenting and accounting for stock options. Based on these reviews, additional compensation expense of $40.6 (pretax) should have been recorded over the years 1996 through 2003. In connection with the Company’s adoption of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, this incremental compensation expense, net of tax, was recorded as a cumulative effect adjustment effective January 1, 2006. The impact of this

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

adjustment was a charge of $26.4 to accumulated deficit, a $23.3 credit to additional paid-in capital and a $3.1 credit to other non-current liabilities.

As part of our overall Sarbanes-Oxley compliance remediation efforts, we are in the process of improving controls over all of our processes, including payroll related liabilities. As a result of the reviews discussed above, we have identified and are in the process of implementing enhanced controls and process improvements in connection with the issuance of equity awards.

MATERIAL WEAKNESSES

We have identified numerous material weaknesses in our internal control over financial reporting, as set forth in greater detail in Item 8., Management’s Assessment on Internal Control Over Financial Reporting, and Item 9A., Controls and Procedures, of our 2005 Annual Report on Form 10-K. Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result, we have determined that our internal control over financial reporting was not effective as of December 31, 2005.

We are in the process of implementing remedial measures to address the material weaknesses in our internal control over financial reporting. However, because of our decentralized structure and our many disparate accounting systems of varying quality and sophistication, we have extensive work remaining to remedy these material weaknesses. We have developed a comprehensive plan to remedy our material weaknesses, which was presented to the Audit Committee in July of 2006 and is in the process of being implemented. The plan provides for remediation of all the identified material weaknesses by December 31, 2007, but there can be no assurance that we will be able to meet this deadline. Until our remediation is completed, we will continue to incur the expenses and management burdens associated with the manual procedures and additional resources required to prepare our Consolidated Financial Statements. See Item 1A., Risk Factors, in our 2005 Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K. As summarized in Item 7. of our 2005 Annual Report on Form 10-K, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. We base our estimates on historical experience and on other factors that we consider reasonable under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2005. Actual results may differ from these estimates under different assumptions or conditions.

On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). See Note 3 to the unaudited Consolidated Financial Statements for further information regarding our stock-based compensation.

RECENT ACCOUNTING STANDARDS

Please refer to Note 12 to the unaudited Consolidated Financial Statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting standards that have been adopted during 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2006. For discussion of our exposure to market risk, refer to Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk, included in our 2005 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Review of Stock Option Practices

As discussed in more detail in Note 14 to the unaudited Consolidated Financial Statements, we decided to conduct a review of our practices for stock option grants. At our recommendation, our Audit Committee retained independent counsel to review our stock option practices related to the Company’s current and prior senior officers for a 10-year period beginning in 1996. We also performed a comprehensive accounting review that supplemented the review done by independent counsel. The reviews identified, among other things, that there were deficiencies in the process of granting, documenting and accounting for stock options. As a result of these deficiencies we failed to record approximately $40.6 (pretax) of compensation expense for the years 1996 through 2003. We are in the process of implementing enhanced controls and process improvements in connection with the issuance of equity awards.

Disclosure Controls and Procedures

We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. We continue to have numerous material weaknesses in our internal control over financial reporting as noted in Management’s Assessment on Internal Control over Financial Reporting located in Item 8., Financial Statements and Supplementary Data, of our 2005 Annual Report on Form 10-K. Material weaknesses in internal controls may also constitute deficiencies in our disclosure controls and procedures. Based on an evaluation of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the third quarter of 2006, there have been no material changes from risk factors as previously disclosed. See Item 1A. in our 2005 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) The information provided below describes various transactions occurring during the third quarter of 2006 in which we issued shares of our common stock, par value $.10 per share, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

1. On July 18, 2006, we issued 236,916 shares of our common stock as part of a deferred payment of purchase price to two former shareholders of a company that one of our subsidiaries had acquired in the fourth quarter of 2000. The shares were valued at $1,970,204.80 as of the date of issuance and were issued without registration in reliance on Section 4(2) of the Securities Act, based on the sophistication of the former shareholders of the acquired company. The former shareholders had access to all the documents filed by us with the SEC.

2. On September 7, 2006, we issued 451,798 shares of our common stock as part of a deferred payment of purchase price to nineteen former shareholders of a company that one of our subsidiaries had acquired in the second quarter of 1999. The shares were valued at $4,006,100 as of the date of issuance and were issued without registration in reliance on Section 4(2) of the Securities Act, based on the status of fourteen of the former shareholders of the acquired company as accredited investors and based on the sophistication of five of the former shareholders of the acquired company. The former shareholders had access to all the documents filed by us with the SEC.

(c) The following table provides information regarding our purchases of our equity securities during the period from July 1, 2006 to September 30, 2006:

				Maximum
				Number (or
				Approximate
				Dollar Value) of
			Total Number of Shares	Shares (or Units)
			(or Units) Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
	Purchased	(or Unit)(2)	or Programs	Programs

July 1-31	1,886 shares	$8.23	—	—
August 1-31	90,975 shares	$8.79	—	—
September 1-30	24,354 shares	$9.64	—	—

Total(1)	117,215 shares	$8.95	—	—

(1)	Consists of restricted shares of our common stock withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the third quarter of 2006 (the “Withheld Shares”).

(2)	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of common stock withheld each month.

(d) The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made.

Item 6.	Exhibits

Exhibit No.	Description

10(iii)(A)	Letter, dated July 24, 2006, from Richard Goldstein to The Interpublic Group of Companies, Inc. (“Interpublic”).
10(iii)(B)	Letter, dated November 2, 2006, from Jill M. Considine to Interpublic.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in our 2005 Annual Report on Form 10-K under Item 1A., Risk Factors. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail in our 2005 Annual Report on Form 10-K under Item 1A., Risk Factors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth
Chairman and Chief Executive Officer

Date: November 8, 2006

By	/s/ Frank Mergenthaler
Frank Mergenthaler
Executive Vice President and
Chief Financial Officer

Date: November 8, 2006

INDEX TO EXHIBITS

Exhibit No.	Description

10(iii)(A)	Letter, dated July 24, 2006, from Richard Goldstein to The Interpublic Group of Companies, Inc. (“Interpublic”).
10(iii)(B)	Letter, dated November 2, 2006, from Jill M. Considine to Interpublic.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.