Form 10-K
period 2006-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2007-02-28
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of June 30, 2006, the aggregate market value of the shares of registrant’s common stock held by non-affiliates was $3,678,790,921. The number of shares of the registrant’s common stock outstanding as of February 16, 2007 was 468,710,972.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2007 are incorporated by reference in Part III: “Election of Directors,” “Corporate Governance Practices and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Outstanding Shares,” “Related Party Transactions” and “Appointment of Independent Registered Public Accountants.”

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This annual report on Form 10-K contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this report under Item 1A., Risk Factors. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in our control environment;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

•	potential adverse developments in connection with the ongoing Securities and Exchange Commission (“SEC”) investigation;

•	potential downgrades in the credit ratings of our securities;

•	risks associated with the effects of global, national and regional economic and political conditions, including fluctuations in economic growth rates, interest rates and currency exchange rates; and

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.

Investors should carefully consider these factors and the additional risk factors outlined in more detail in Item 1A., Risk Factors, in this report.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at our website at http://www.interpublic.com, as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. Any document that we file with the SEC may also be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available to the public from the SEC’s website at http://www.sec.gov, and at the offices of the New York Stock Exchange (“NYSE”). For further information on obtaining copies of our public filings at the NYSE, please call (212) 656-5060.

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

About Us

The Interpublic Group of Companies, Inc., together with its subsidiaries (the “Company,” “Interpublic,” “we,” “us” or “our”), is one of the world’s largest advertising and marketing services companies, comprised of communication agencies around the world that deliver custom marketing solutions on behalf of our clients. These agencies cover the spectrum of marketing disciplines and specialties, from traditional services such as consumer advertising and direct marketing, to emerging services such as mobile and search engine marketing. With hundreds of offices in over 100 countries and approximately 42,000 employees, our agencies develop marketing programs that build brands, influence consumer behavior and sell products.

To meet the challenge of an increasingly complex consumer culture, we create customized marketing solutions for each of our clients. These solutions vary from project-based work between one agency and its client to long-term, fully-integrated campaigns involving several of our companies working on behalf of a client. Furthermore, our agencies cover all major markets geographically and can operate in a single region or align work globally across many markets.

The role of the holding company is to provide resources and support to ensure that our agencies can best meet our clients’ needs. Based in New York City, Interpublic sets company-wide financial objectives and corporate strategy, directs collaborative inter-agency programs, establishes financial management and operational controls, guides personnel policy, conducts investor relations and initiates, manages and approves mergers and acquisitions. In addition, we provide limited centralized functional services that offer our companies operational efficiencies, including accounting and finance, marketing information retrieval and analysis, legal services, real estate expertise, travel services, recruitment aid, employee benefits and executive compensation management.

Our Strategy

We compete in a fast-changing industry. To keep pace with the trends transforming the media landscape, including new technologies, a proliferation of media channels and changes in consumer habits, we believe a marketing communications group must have a broad spectrum of innovative agency brands to help clients navigate a fragmented market.

To keep our company well-positioned, we support our agencies’ initiatives to expand their high-growth capabilities and build their offerings in key developing markets. When appropriate, we also develop relationships with companies that are building leading-edge marketing tools that complement our agencies and the programs they are developing for clients. In addition, we look for opportunities within our company to modernize operations through mergers, strategic alliances and the development of internal programs that encourage intra-company collaboration.

In 2006, we took a number of steps to lead our company forward strategically. These initiatives include merging two of our companies to form Draftfcb, a modern, integrated global agency; a realignment of our media assets with our two largest global advertising networks to create a closer working relationship between the two disciplines; a newly focused Lowe with hubs in eight key markets; and strategic digital investments both internally and externally.

To manage the broadest range of clients, we continue to maintain separate agency brands in competing disciplines. Having distinct agencies allows us to create custom solutions best suited to specific clients, as well as avoid potential conflicts of interest among clients in the same industry.

Our Brands

Within Interpublic, we have some of the world’s best known and most innovative communication specialists.

Globally, we offer three distinct options for clients seeking large-scale, integrated capabilities across all our disciplines. These include Draftfcb, Lowe Worldwide and McCann Worldgroup.

Launched in 2006, Draftfcb is a modern agency model for clients seeking creative and accountable marketing programs. With more than 130 years of combined expertise, the newly formed company has its roots in both consumer advertising and behavioral, data-driven direct marketing. The agency is the first global, behavior-based, highly creative and accountable marketing communications organization to operate with a single income statement.

Lowe Worldwide is a premier creative agency that operates in the world’s largest advertising markets. Lowe is focused on delivering and sustaining high-value ideas for some of the world’s largest clients. The quality of the agency’s product is evident in its global creative rankings and its standing in major markets, including the United Kingdom, United States, India, Sweden and much of Latin America. By partnering with Interpublic’s marketing services companies, Lowe generates and executes ideas that are frequently recognized for effectiveness, amplified by smart communication channel planning.

McCann Worldgroup, one of the world’s leading marketing communications companies, offers best-in-class communications tools and resources to many of the world’s top companies and most famous brands. As more and more marketers seek additional ways to reach consumers, McCann Worldgroup is exceptionally qualified to meet their demands, in all regions of the world and in all marketing disciplines, through its operating units: McCann Erickson Advertising, with operations in over 100 countries; MRM Worldwide for relationship marketing and digital expertise; Momentum Worldwide for experiential marketing; and McCann Healthcare Worldwide for healthcare communications.

Within our group, we also have a unique roster of strong full-service domestic agency brands, including Campbell-Ewald, Campbell Mithun, Deutsch, Hill Holliday, The Martin Agency and Mullen. The integrated marketing programs created by this group have helped build some of the most powerful brands in the U.S., across all sectors and industries.

Interpublic also has two leading media specialists, Initiative and Universal McCann. To develop creative ideas that resonate with consumers, brand-building agencies must work closely with media agencies. Initiative and Universal McCann operate independently but were aligned with Draftfcb and McCann Erickson, respectively, in late 2006. This approach is intended to improve cross-media communications and our ability to deliver integrated marketing programs. Our “aligned model” with respect to media differentiates us from our principal competitors.

Interpublic also has exceptional specialist firms across the full range of marketing services. These include FutureBrand (corporate branding), Jack Morton (experiential marketing), Octagon (sports marketing), Regan Campbell Ward (healthcare communications), and WeberShandwick (public relations), all of which report into our Constituency Management Group (“CMG”). We also have best-in-class digital agencies, led by R/GA. To further strengthen our emerging-media offering, in late 2006 we formed the Futures Marketing Group, which houses existing high-growth media offerings such as the Interpublic Emerging Media Lab and fosters new media investments and alliances. Many more of our marketing specialists can be found using the “Company Finder” tool on our website, www.interpublic.com.

To help clients target fast-growth demographic segments in the U.S. market, Interpublic owns a stake in several multicultural agencies, including abecé (Hispanic), Accent Marketing (Hispanic), The Axis Agency (African American), Casanova Pendrill (Hispanic), IW Group (Asian-Pacific American) and SiboneyUSA (Hispanic).

Our Financial Reporting Segments

For financial reporting purposes, we have two reportable segments: Integrated Agency Network (“IAN”), which is comprised of Draftfcb, Lowe, McCann, our media agencies and our leading stand-alone agencies, and CMG, which is comprised of the bulk of our specialist marketing service offerings. We also report results for the “Corporate and other” group. Until December 31, 2005, we had an additional segment, Motorsports operations (“Motorsports”), which was sold during 2004 and had immaterial residual operating results in 2005. See Note 15 to the Consolidated Financial Statements for further discussion.

Principal Markets

Our agencies are located in over 100 countries, including every significant world market. We provide services for clients whose businesses are broadly international in scope, as well as for clients whose businesses are limited to a single country or a small number of countries. The United States (“U.S.”), Europe (excluding the United Kingdom (“U.K.”)), the U.K., Asia Pacific and Latin America represented 55.6%, 16.8%, 9.1%, 8.3% and 4.9% of our total revenue, respectively, in 2006. For further discussion concerning revenues and long-lived assets on a geographical basis for each of the last three years, see Note 15 to the Consolidated Financial Statements.

Sources of Revenue

Our revenues are primarily derived from the planning and execution of advertising programs in various media and the planning and execution of other marketing and communications programs. Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the basis on which we earn commissions and fees vary significantly. Our client contracts are complex arrangements that may include provisions for incentive compensation and govern vendor rebates and credits. Our largest clients are multinational entities and, as such, we often provide services to these clients out of multiple offices and across various agencies. In arranging for such services to be provided, we may enter into global, regional and local agreements.

Revenues for creation, planning and placement of advertising are determined primarily on a negotiated fee basis and, to a lesser extent, on a commission basis. Fees are usually calculated to reflect hourly rates plus proportional overhead and a mark-up. Many clients include an incentive compensation component in their total compensation package. This provides added revenue based on achieving mutually agreed-upon qualitative and/or quantitative metrics within specified time periods. Commissions are earned based on services provided, and are usually derived from a percentage or fee over the total cost to complete the assignment. Commissions can also be derived when clients pay us the gross rate billed by media and we pay for media at a lower net rate; the difference is the commission that we earn, which is either retained in total or shared with the client depending on the nature of the services agreement.

We pay the media charges with respect to contracts for advertising time or space that we place on behalf of our clients. To reduce our risk from a client’s non-payment, we typically pay media charges only after we have received funds from our clients. Generally, we act as the client’s agent rather than the primary obligor. In some instances we agree with the media provider that we will only be liable to pay the media after the client has paid us for the media charges.

We also generate revenue in negotiated fees from our public relations, sales promotion, event marketing, sports and entertainment marketing and corporate and brand identity services.

Our revenue is directly dependent upon the advertising, marketing and corporate communications requirements of our clients and tends to be higher in the second half of the calendar year as a result of the holiday season and lower in the first half as a result of the post-holiday slow-down in client activity. Depending on the terms of the client contract, fees for services performed can be primarily recognized three ways: proportional performance, straight-line (or monthly basis) or completed contract. Fee revenue recognized on a completed contract basis also contributes to the higher seasonal revenues experienced in the fourth quarter because the majority of our contracts end at December 31. As is customary in the industry, our contracts generally provide for termination by either party on relatively short notice, usually 90 days. See Note 1 to the Consolidated Financial Statements for further discussion of our revenue recognition accounting policies.

Clients

In the aggregate, our top ten clients based on revenue accounted for approximately 25% of revenue in 2006 and 2005. Based on revenue for the year ended December 31, 2006, our largest clients were General Motors Corporation, Johnson & Johnson, Microsoft, Unilever and Verizon. While the loss of the entire business of any one of our largest clients might have a material adverse effect upon our business, we believe that it is unlikely that the entire business of any of these clients would be lost at the same time. This is because we represent several different brands or divisions of each of these clients in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency systems. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to a competing agency, and a client may reduce its marketing budget at any time.

Personnel

As of December 31, 2006, we employed approximately 42,000 persons, of whom approximately 18,000 were employed in the U.S. Because of the service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. There is keen competition for qualified employees.

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

•	We have numerous material weaknesses in our internal control over financial reporting and extensive work remaining to remediate these weaknesses.

We have identified numerous material weaknesses in our internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2006. For a detailed description of these material weaknesses, see Item 8, Management’s Assessment of Internal Control Over Financial Reporting, in this report. Each of our material weaknesses results in more than a remote likelihood that a material misstatement will not be prevented or detected. Given the extensive material weaknesses identified, there is a risk of errors not being prevented or detected, which could require us to restate our financial statements in the future. Any such restatements could result in or contribute to regulatory actions or civil litigation, ratings downgrades, negative publicity or difficulties in attracting or retaining key clients, employees and management personnel.

We incurred significant professional fees and other expenses in 2006 to prepare our consolidated financial statements and to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in particular as a result of the extent of the deficiencies in our internal control over financial reporting and the extensive additional work and resources required to obtain reasonable assurance regarding the reliability of our financial statements. The cost of this work will continue to be significant in 2007 and beyond.

Because of our decentralized structure and our many disparate accounting systems of varying quality and sophistication, we have extensive work remaining to remediate our material weaknesses in internal control over financial reporting. We have developed a work plan with the goal of remediating all of the identified material weaknesses by the time we file our Annual Report on Form 10-K for the year ending December 31, 2007. There can be no assurance, however, as to when the remediation plan will be fully implemented and all the material weaknesses remediated. Until our remediation is completed, there will also continue to be a risk that we will be unable to file future periodic reports with the SEC in a timely manner and that a default could result under the indentures governing our debt securities, under any of our credit facilities or under any credit facilities of our subsidiaries.

•	Ongoing SEC investigations regarding our accounting restatements could adversely affect us.

The SEC opened a formal investigation in response to the restatement we first announced in August 2002 and the investigation expanded to encompass the restatement we presented in our Annual Report on Form 10-K for the year ended December 31, 2004 that we filed in September 2005 (the “2005 Restatement”). In particular, since we filed our 2004 Annual Report on Form 10-K, we have received subpoenas from the SEC relating to matters addressed in our 2005 Restatement. We have also responded to inquiries from the SEC staff concerning the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but because the investigation is ongoing, in particular with respect to the 2005 Restatement, we cannot reasonably estimate the amount, range of amounts or timing of a resolution. Accordingly, we have not yet established any accounting provision relating to these matters. Adverse developments in connection with the investigation, including any expansion of the scope of the investigation, could also negatively impact us and could divert the efforts and attention of our management team from our ordinary business operations.

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

Employees, including creative, research, media, account and practice group specialists, and their skills and relationships with clients, are among our most important assets. An important aspect of our competitiveness is our ability to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award, and could be adversely affected by our recent financial or market performance.

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

Our long-term debt is currently rated Ba3 with negative outlook by Moody’s, B CreditWatch negative by Standard and Poor’s, and B with negative outlook by Fitch. It is possible that our credit ratings will be reduced further. Ratings downgrades or comparatively weak ratings can adversely affect us, because ratings are an important factor influencing our ability to access capital. Our clients and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have a significant adverse effect on our liquidity.

•	Our liquidity profile could be adversely affected.

In previous years, we have experienced operating losses and weak operating cash flow. Until our margins consistently improve in connection with our turnaround, cash generation from operations could be challenged in certain periods. This could have a negative impact on our liquidity in future years and could lead us to seek new or additional sources of liquidity to fund our working capital needs. There can be no guarantee that we would be able to access any new sources of liquidity on commercially reasonable terms or at all. If we were unable to do so, our liquidity position could be adversely affected.

•	If some of our clients experience financial distress, their weakened financial position could negatively affect our own financial position and results.

We have a large and diverse client base, and at any given time, one or more of our clients may experience financial distress, file for bankruptcy protection or go out of business. If any client with whom we have a substantial amount of business experiences financial difficulty, it could delay or jeopardize the collection of accounts receivable, may result in significant reductions in services provided by us and may have a material adverse effect on our financial position, results of operations and liquidity. For a description of our client base, see Item 1, Business — Clients.

•	International business risks could adversely affect our operations.

International revenues represent a significant portion of our revenues, approximately 44% in 2006. Our international operations are exposed to risks that affect foreign operations of all kinds, including local legislation, monetary devaluation, exchange control restrictions and unstable political conditions. These risks may limit our ability to grow our business and effectively manage our operations in those countries. In addition, because a significant portion of our business is denominated in currencies other than the U.S. dollar, such as the Euro, Pound Sterling, Canadian Dollar, Brazilian Real, Japanese Yen and South African Rand, fluctuations in exchange rates between the U.S. dollar and such currencies may materially affect our financial results.

•	In 2006 and prior years, we recognized impairment charges and increased our deferred tax valuation allowances, and we may be required to record additional charges in the future related to these matters.

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

As of December 31, 2006, we have substantial amounts of long-lived assets, investments and deferred tax assets on our Consolidated Balance Sheet. Future events, including our financial performance and strategic decisions, could cause us to conclude that further impairment indicators exist and that the asset values associated with long-lived assets, investments and deferred tax assets may have become impaired. Any resulting impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized.

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

Substantially all of our office space is leased from third parties. Several of our leases will be expiring within the next few months, while the remainder will be expiring within the next 18 years. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See Note 18 to the Consolidated Financial Statements for a discussion of our lease commitments.

Item 3.	Legal Proceedings

We are or have been involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition except as described below.

SEC Investigation

The SEC opened a formal investigation in response to the restatement we first announced in August 2002 and the investigation expanded to encompass our 2005 Restatement. In particular, since we filed our 2004 Annual Report on Form 10-K, we have received subpoenas from the SEC relating to matters addressed in our 2005 Restatement. We have also responded to inquiries from the SEC staff concerning the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but because the investigation is ongoing, in particular with respect to the 2005 Restatement, we cannot reasonably estimate the amount, range of amounts or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of Interpublic

Name	Age	Office

Michael Roth [1]	61	Chairman of the Board and Chief Executive Officer
Nicholas J. Camera	60	Senior Vice President, General Counsel and Secretary
Christopher Carroll	40	Senior Vice President, Controller and Chief Accounting Officer
Thomas A. Dowling	55	Senior Vice President, Chief Risk Officer
Philippe Krakowsky	44	Executive Vice President, Strategy and Corporate Relations
Frank Mergenthaler	46	Executive Vice President and Chief Financial Officer
Timothy Sompolski	54	Executive Vice President, Chief Human Resources Officer

[1]	Also a Director

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

Mr. Carroll was named Senior Vice President, Controller and Chief Accounting Officer in April 2006. Prior to joining us, Mr. Carroll served as Senior Vice President and Controller of McCann WorldGroup from November 2005 to March 2006. Mr. Carroll served as Chief Accounting Officer and Controller at Eyetech Pharmaceuticals from June 2004 to October 2005. Prior to that time, Mr. Carroll served as Chief Accounting Officer and Controller at MIM Corporation from January 2003 to June 2004 and served as a Financial Vice President at Lucent Technologies, Inc. from July 2001 to January 2003.

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

Price Range of Common Stock

Our common stock is listed and traded on the NYSE under the symbol “IPG.” The following table provides the high and low closing sales prices per share for the periods shown below as reported on the NYSE. As of February 16, 2007, there were 25,018 registered holders of our common stock.

	NYSE Sale Price
Period	High	Low

2006:
Fourth Quarter	$12.35	$9.79
Third Quarter	$9.98	$7.86
Second Quarter	$10.04	$8.35
First Quarter	$10.56	$9.51
2005:
Fourth Quarter	$11.75	$9.14
Third Quarter	$12.67	$11.04
Second Quarter	$13.28	$12.11
First Quarter	$13.68	$11.50

Dividend Policy

No dividend was paid on our common stock during 2003, 2004, 2005 or 2006. Our future dividend policy will be determined on a quarter-by-quarter basis and will depend on earnings, financial condition, capital requirements and other factors. Our future dividend policy may also be influenced by the terms of certain of our outstanding securities. The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends have been or contemporaneously are declared and paid or provision for the payment thereof has been made. In the event we pay dividends on our common stock, holders of our 4.50% Convertible Senior Notes will be entitled to additional interest and the conversion terms of our 4.25% Convertible Senior Notes and our Series B Convertible Preferred Stock, and the exercise prices of our outstanding warrants, will be adjusted (see Notes 10, 11 and 12 to the Consolidated Financial Statements).

Transfer Agent and Registrar for Common Stock

The transfer agent and registrar for our common stock is:

Mellon Investor Services LLC
480 Washington Boulevard
29th Floor
Jersey City, NJ 07310
Tel: (877) 363-6398

Sales of Unregistered Securities

Not applicable

Repurchase of Equity Securities

The following tables provide information regarding our purchases of equity securities during the fourth quarter of 2006:

(i) Repurchase of Common Equity Securities

				Maximum
				Number
				of Shares
		Average	Total Number of Shares	that May Yet Be
	Total Number	Price	Purchased as Part of	Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans
	Purchased	Share [2]	Plans or Programs	or Programs

October 1-31	13,546	$10.04	—	—
November 1-30	10,218	$11.65	—	—
December 1-31	506	$12.06	—	—

Total [1]	24,270	$10.76	—	—

[1]	Consists of restricted shares of our common stock withheld under the terms of grants under employee stock compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the fourth quarter of 2006 (the “Withheld Shares”).

[2]	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of our common stock withheld each month.

(ii) Automatic Conversion of 5 3/8% Series A Mandatory Convertible Preferred Stock

Maximum
Number
			Total Number of	of Preferred Shares
		Average	Preferred Shares	that May Yet Be
	Total Number	Price	Purchased as Part of	Purchased
	of Preferred Shares	Paid per	Publicly Announced	Under the Plans
	Purchased	Preferred Share [1]	Plans or Programs	or Programs

October 1-31	—	—	—	—
November 1-30	—	—	—	—
December 1-31	7,475,000	—	—	—
Total [1]	7,475,000	—	—	—

[1]	Pursuant to the terms of our Series A Preferred Stock, all outstanding shares of the Series A Preferred Stock were automatically converted on December 15, 2006, into shares of our common stock at a conversion rate of 3.7037 shares of common stock per share of Series A Preferred Stock.

Item 6.	Selected Financial Data

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

SUMMARY SELECTED FINANCIAL DATA
(Amounts in Millions, Except Per Share Amounts and Ratios)
(Unaudited)

	Years ended December 31,
	2006	2005	2004	2003	2002

Revenue	$6,190.8	$6,274.3	$6,387.0	$6,161.7	$6,059.1

Salaries and related expenses	3,944.1	3,999.1	3,733.0	3,501.4	3,397.1
Office and general expenses	2,079.0	2,288.1	2,250.4	2,225.3	2,248.3
Restructuring and other reorganization-related charges (reversals)	34.5	(7.3)	62.2	172.9	7.9
Long-lived asset impairment and other charges	27.2	98.6	322.2	294.0	130.0
Motorsports contract termination costs	—	—	113.6	—	—

Operating income (loss)	106.0	(104.2)	(94.4)	(31.9)	275.8

Total (expenses) and other income	(111.0)	(82.4)	(172.6)	(340.9)	(160.0)

Provision for income taxes	18.7	81.9	262.2	242.7	106.4

Loss from continuing operations	(36.7)	(271.9)	(544.9)	(640.1)	(14.8)

Income from discontinued operations, net of tax	5.0	9.0	6.5	101.0	31.5

Net (loss) income applicable to common stockholders	$(79.3)	$(289.2)	$(558.2)	$(539.1)	$16.7

Earnings (loss) per share of common stock:
Basic and diluted
Continuing operations	$(0.20)	$(0.70)	$(1.36)	$(1.66)	$(0.04)
Discontinued operations	0.01	0.02	0.02	0.26	0.08

Total	$(0.19)	$(0.68)	$(1.34)	$(1.40)	$0.04

Weighted average shares:
Basic and diluted	428.1	424.8	415.3	385.5	376.1

OTHER DATA
Cash dividends per share of common stock	$—	$—	$—	$—	$0.38
Cash dividends per share of preferred stock	$55.19	$14.50	$2.69	$—	$—

As of December 31,

Cash and cash equivalents and marketable securities	$1,957.1	$2,191.5	$1,970.4	$2,067.0	$983.9
Total assets	11,864.1	11,945.2	12,253.7	12,467.9	11,907.8
Long-term debt	2,248.6	2,183.0	1,936.0	2,198.7	1,822.2
Total liabilities	9,923.5	9,999.9	10,535.4	10,349.1	10,185.2
Preferred stock — Series A	—	373.7	373.7	373.7	—
Preferred stock — Series B	525.0	525.0	—	—	—
Total stockholders’ equity	1,940.6	1,945.3	1,718.3	2,118.8	1,722.6

Ratios of earnings to fixed charges [1]	N/A	N/A	N/A	N/A	1.3

[1]	We had a less than 1:1 ratio of earnings to fixed charges due to our losses in the years ended December 31, 2006, 2005, 2004 and 2003. To provide a 1:1 coverage ratio for the deficient periods, results as reported would have required additional earnings of $5.0, $186.6, $267.0 and $372.8 in 2006, 2005, 2004 and 2003, respectively.

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

EXECUTIVE SUMMARY provides an overview of our results of operations and liquidity.

CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2006 compared to 2005 and 2005 compared to 2004.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing, contractual obligations and derivatives and hedging activities.

OUT-OF-PERIOD AMOUNTS provides a summary of the impact of out-of-period amounts for 2006 and 2005.

INTERNAL CONTROL OVER FINANCIAL REPORTING describes the status of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and related rules. For more detail, see Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures.

OTHER MATTERS provides a discussion of other significant items which impact our financial statements, such as the SEC investigation as well as the review of our stock option practices.

RECENT ACCOUNTING STANDARDS by reference to Note 19 to the Consolidated Financial Statements, provides a description of accounting standards which we have not yet been required to implement and may be applicable to our future operations, as well as those significant accounting standards which were adopted during 2006.

EXECUTIVE SUMMARY

We are one of the world’s largest advertising and marketing services companies, comprised of communication agencies around the world that deliver custom marketing solutions on behalf of our clients. These agencies cover the spectrum of marketing disciplines and specialties, from traditional services such as consumer advertising and direct marketing, to emerging services such as mobile and search engine marketing. To meet the challenge of an increasingly complex consumer culture, we create customized marketing solutions for each of our clients. These solutions vary from project-based work between one agency and its client to long-term, fully-integrated campaigns involving several of our companies working on behalf of a client. Furthermore, our agencies cover all major markets geographically and can operate in a single region or align work globally across many markets.

Our strategy is focused on improving organic revenue growth and our operating income, and we are working to achieve a level of organic revenue growth comparable to industry peers and double-digit operating margins by 2008. We analyze period-to-period changes in our operating performance by determining the portion of the change that is attributable to foreign currency rates and the change attributable to the net effect of acquisitions and divestitures, and the remainder is considered the organic change. For purposes of analyzing this change, acquisitions and divestitures are treated as if they occurred on the first day of the quarter during which the transaction occurred.

Revenue is directly dependent upon the advertising, marketing and corporate communications requirements of our clients. For 2006, our revenues were negatively affected primarily by the client losses and dispositions that occurred in 2005, and we expect our operating margin will continue to be negatively affected, as compared to our peers, by high expenses for professional fees, although to a decreasing extent. It is typical in our industry to lose or resign from client accounts and assignments for many reasons, including conflicts with recent client wins. We

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

believe we are continuing our turnaround and our results for 2006 reflect the challenges we face improving revenues and operating margins. However, we have achieved some notable success in new client wins as well as fewer client losses in 2006, which supports our efforts in our turnaround.

Our reported results are affected by fluctuations in the exchange rates of the foreign currencies of our international businesses, principally the Brazilian Real, Canadian Dollar, Japanese Yen, Pound Sterling, South African Rand and Euro. In 2006, the U.S. Dollar was weaker against most of these currencies compared to 2005. In 2005, the U.S. Dollar was weaker against most of these currencies compared to 2004. As a result, the net effect of foreign currency changes from comparable prior year periods was to increase revenues and operating expenses in 2006 and 2005.

As discussed in more detail in this MD&A, for 2006 compared to 2005:

•	Total revenue declined by 1.3%.
•	Organic revenue increase was 1.0% primarily due to higher revenue from existing clients.
•	Operating margin was 1.7% in 2006, compared to (1.7%) in 2005. Operating margin was negatively impacted by restructuring and other reorganization-related charges and long-lived asset impairment and other charges by 1.0% and 1.5% in 2006 and 2005, respectively. Excluding the impact of these items, operating margin improved to 2.7% in 2006 from (0.2%) in 2005.
•	Operating expenses were $6,084.8 in 2006, compared to $6,378.5 in 2005, a decrease of 4.6%. Operating expenses were negatively impacted by restructuring and other reorganization-related charges and long-lived asset impairment and other charges of $61.7 and $91.3, in 2006 and 2005, respectively. Excluding the impact of these items, operating expenses decreased by $264.1, or 4.2%, in 2006.
•	Total salaries and related expenses decreased 1.4% mainly due to net divestitures and lower severance charges, partly offset by higher incentive compensation. The organic increase was 0.5%.
•	Total office and general expenses decreased 9.1% mainly due to the effect of net divestitures and lower professional fees. The organic decrease was 5.2%.
•	As of December 31, 2006, cash and cash equivalents and marketable securities decreased $234.4 primarily due to working capital usage, as well as costs associated with capital markets activity and capital expenditures, partially offset by improved operating results.
•	We made substantial progress in remediating previous material weaknesses.

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

Revenue Recognition

Our revenues are primarily derived from the planning and execution of advertising programs in various media and the planning and execution of other marketing and communications programs. Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the basis on which we earn commissions and fees vary significantly. Our client contracts are complex arrangements that may include provisions for incentive compensation and govern vendor rebates and credits. Our largest clients are multinational entities and, as such, we often provide services to these clients out of multiple offices and across

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

various agencies. In arranging for such services to be provided, it is possible for a global, regional and local agreement to be initiated. Multiple agreements of this nature are reviewed by legal counsel to determine the governing terms to be followed by the offices and agencies involved. Critical judgments and estimates are involved in determining both the amount and timing of revenue recognition under these arrangements.

Revenue for our services is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) services have been performed. Depending on the terms of a client contract, fees for services performed can be primarily recognized in one of three ways: proportional performance, straight-line (or monthly basis) or completed contract. See Note 1 to the Consolidated Financial Statements for further information.

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

Substantially all of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses such as production and media costs. In compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we assess whether our agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we operate broadly as an advertising agency based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses (primarily sales promotion, event, sports and entertainment marketing and corporate and brand identity services) where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue and the related costs incurred as operating expenses. Revenue is reported net of taxes assessed by governmental authorities that are directly imposed on our revenue producing transactions.

The determination as to whether revenue in a particular line of business should be recognized net or gross involves difficult judgments. If we make these judgments differently, it could significantly affect our financial performance. If it were determined that we must recognize a significant portion of revenues on a gross basis rather than a net basis, it would positively impact revenues, but have no impact on our operating income and an adverse impact on operating margin. Conversely, if it were determined that we must recognize a significant portion of revenues on a net basis rather than a gross basis, it would negatively impact revenues, but have no impact on our operating income and a positive impact on operation margin.

We receive credits from our vendors and media outlets for transactions entered into on behalf of our clients that, based on the terms of our contracts and local law, are either remitted to our clients or retained by us. If amounts are to be passed through to clients they are recorded as liabilities until settlement or, if retained by us, are recorded as revenue when earned.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Negotiations with a client at the close of a current engagement could result in either payments to the client in excess of the contractual liability or in payments less than the contractual liability. These items, referred to as concessions, relate directly to the operations of the period and are recorded as operating expense or income.

Concession income or expense may also be realized in connection with settling vendor discount or credit liabilities that were established as part of the 2005 Restatement. In these situations, and given the historical nature of these liabilities, we have recorded such items as other income or expense in order to prevent distortion of current operating results. See also Notes 1 and 4 to the Consolidated Financial Statements.

  Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. We implemented SFAS No. 123R using the modified prospective transition method. Under this transition method, the compensation expense recognized beginning January 1, 2006 includes compensation expense for (i) all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all stock-based awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is generally recognized ratably over the requisite service period, net of estimated forfeitures.

We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and our results of operations could be materially impacted. The expected volatility factor is based on a blend of historical volatility of our common stock and implied volatility of our tradable forward put and call options to purchase and sell shares of our common stock. The expected term is based on the average of an assumption that outstanding options are exercised upon achieving their full vesting date and will be exercised at the midpoint between the current date (i.e., the date awards have been ratably vested through) and their full contractual term. Additionally, we calculate an estimated forfeiture rate which impacts our recorded expense. See Note 14 to the Consolidated Financial Statements for further information.

  Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. Changes to enacted tax rates would result in either increases or decreases in the provision for income taxes in the period of changes. We evaluate the realizability of our deferred tax assets and recognize a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The realization of our deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results may require that we record additional valuation allowances against our deferred tax assets. Once a valuation allowance has been established, it will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized. A pattern of sustained profitability will generally be considered as sufficient positive evidence to reverse a valuation allowance. If the allowance is reversed in a future period, our income tax provision will be correspondingly reduced. Accordingly, the increase and decrease of valuation allowances has had and could have a significant negative or positive impact on our future earnings. See Note 9 to the Consolidated Financial Statements for further information.

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

We review goodwill and other intangible assets with indefinite lives not subject to amortization during the fourth quarter or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We identified 14 reporting units for the 2006 annual impairment testing that are either the entities at the operating segment level or one level below the operating segment level. We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Intangible assets with definite lives subject to amortization are amortized on a straight-line basis with estimated useful lives of up to 15 years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, or a significant adverse change in business climate or regulations.

SFAS No. 142, Goodwill and Other Intangible Assets, specifies a two-step process for goodwill impairment testing and measuring the magnitude of any impairment. The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value, including goodwill. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired, and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the impairment test is failed and the magnitude of any goodwill impairment is determined under the second step. The second step is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.

The fair value of a reporting unit is estimated using traditional valuation techniques such as the income approach, which incorporates the use of the discounted cash flow method and the market approach, which incorporates the use of earning and revenue multiples. These techniques use projections which require the use of significant estimates and assumptions as to matters such as future revenue growth, profit margins, capital expenditures, assumed tax rates and discount rates. We believe that the estimates and assumptions made are reasonable but they are susceptible to change from period to period. For example, our strategic decisions or changes in market valuation multiples could lead to impairment charges. Actual results of operations, cash flows and other factors used in a discounted cash flow valuation will likely differ from the estimates used and it is possible that differences and changes could be material.

Our annual impairment reviews as of October 1st, 2006 resulted in an impairment charge of $27.2 at one of our domestic advertising reporting units. See Note 8 to the Consolidated Financial Statements for further information. The excess of the fair value over the carrying value at the low end of the valuation range for each of the non-impaired reporting units ranged from $0.2 to $1,990.2 and $2.4 to $1,501.9 in 2006 and 2005, respectively. For 2006, this excess ranged from $2.4 to $2,400.2 at the high end of the valuation range. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. For 2006, this would result in the total carrying value being less than the total fair value at the low end of the range by $46.8, which would have triggered additional step two tests. For 2005, this hypothetical 10% decrease would result in the total carrying value being less than the total fair value at the low end of the range by $38.2, which would have triggered additional step two tests.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

  Pension and Postretirement Benefits

We use various actuarial assumptions in determining our net pension and postretirement benefit costs and obligations. These assumptions include discount rates and expected returns on plan assets and are updated annually or more frequently with the occurrence of significant events. Changes in the related pension and postretirement benefit costs may occur in the future due to changes in the assumptions.

The discount rate is one of the significant assumptions that impacts our net pension and postretirement costs and obligations. The discount rates are determined at the beginning of the year based on prevailing interest rates as of the measurement date and are adjusted to match the duration of the underlying obligation. For 2007, we plan to use weighted average discount rates of 5.68%, 4.82% and 5.75% for the domestic pension plans, foreign plans and the postretirement plan, respectively. Changes in the discount rates are generally due to increases or decreases in long-term interest rates. A higher discount rate will decrease our pension cost. A 25 basis point increase or decrease in the discount rate would have decreased or increased the 2006 net pension and postretirement cost by $2.3 and $0.1, respectively. In addition, a 25 basis point increase or decrease in the discount rate would have decreased or increased the December 31, 2006 benefit obligation by $31.4.

The expected rate of return on pension plan assets is another significant assumption that impacts our net pension cost and is determined at the beginning of the year. Changes in the rates are due to lower or higher expected future returns based on the mix of assets held and studies performed by our external investment advisors. For 2007, we plan to use weighted average expected rates of return of 8.16% and 7.57% for the domestic and foreign pension plans, respectively. A lower expected rate of return will increase our net pension cost. A 25 basis point increase or decrease in the expected return on plan assets would have decreased or increased the 2006 net pension cost by $1.1. See Note 13 to the Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

Consolidated Results of Operations

  REVENUE

  2006 Compared to 2005

		Components of change during 2006				Change
			Net				Net
		Foreign	acquisitions/			Foreign	acquisitions/
	2005	currency	(divestitures)	Organic	2006	currency	(divestitures)	Organic	Total

Total	$6,274.3	20.6	(165.4)	61.3	$6,190.8	0.3%	(2.6)%	1.0%	(1.3)%
Domestic	3,461.1	—	(38.3)	18.4	3,441.2	—	(1.1)%	0.5%	(0.6)%
International	2,813.2	20.6	(127.1)	42.9	2,749.6	0.7%	(4.5)%	1.5%	(2.3)%

Revenue decreased due to net divestitures partially offset by organic revenue increases and changes in foreign currency exchange rates. Net divestitures primarily impacted the Integrated Agency Networks (“IAN”) segment, largely from Draftfcb and McCann during 2005. There were net organic revenue increases in both our international and domestic locations. The international organic increase was driven by higher revenue from existing clients primarily in the Asia Pacific and Latin America regions partially offset by net client losses, primarily in 2005, at IAN as well as decreases in the events marketing businesses at the Constituency Management Group (“CMG”) in the United Kingdom region. The domestic organic increase was primarily driven by growth in the public relations and branding businesses at CMG as well as higher revenue from existing clients, partially offset by net client losses and decreased client spending at IAN.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

  2005 Compared to 2004

		Components of change during 2005				Change
			Net				Net
		Foreign	acquisitions/			Foreign	acquisitions/
	2004	currency	(divestitures)	Organic	2005	currency	(divestitures)	Organic	Total

Total	$6,387.0	40.4	(107.4)	(45.7)	$6,274.3	0.6%	(1.7)%	(0.7)%	(1.8)%
Domestic	3,509.2	—	(28.9)	(19.2)	3,461.1	—	(0.8)%	(0.5)%	(1.4)%
International	2,877.8	40.4	(78.5)	(26.5)	2,813.2	1.4%	(2.7)%	(0.9)%	(2.2)%

Revenue decreased during 2005 due to net divestitures and organic revenue decreases, partially offset by changes in foreign currency exchange rates. The revenue decline from net divestitures was largely due to dispositions at McCann during 2005 primarily in the Europe and United States regions and the sale of the Motorsports business during 2004. The organic revenue decrease was driven by IAN, partially offset by an increase at CMG. The decrease at IAN was a result of client losses and a reduction in revenue from existing clients primarily in our European offices. The increase at CMG was primarily driven by growth in public relations businesses internationally and the sports marketing businesses domestically as a result of increased spending from existing clients and client wins.

OPERATING EXPENSES

	Years ended December 31,
	2006		2005		2004
	$	% of Revenue	$	% of Revenue	$	% of Revenue

Salaries and related expenses	$3,944.1	63.7%	$3,999.1	63.7%	$3,733.0	58.4%
Office and general expenses	2,079.0	33.6%	2,288.1	36.5%	2,250.4	35.2%
Restructuring and other reorganization-related charges (reversals)	34.5		(7.3)		62.2
Long-lived asset impairment and other charges	27.2		98.6		322.2
Motorsports contract termination costs	—		—		113.6

Total operating expenses	$6,084.8		$6,378.5		$6,481.4

Salaries and Related Expenses

Salaries and related expenses are the largest component of operating expenses and consist of payroll costs, employee performance incentives, including short and long-term incentive awards, and other benefits associated with client service professional staff and administrative staff. Salaries and related expenses do not vary significantly with short-term changes in revenue levels. However, salaries may fluctuate due to the timing of hiring freelance contractors who are utilized to support business development, changes in the funding levels of short and long-term incentive awards and changes in foreign currency exchange rates. Our financial performance over the past few years has lagged behind our peers, primarily due to lower revenue growth. As a result, salaries and related expenses reflect significant severance charges, primarily incurred in previous years, and investments in hiring creative talent to realign the business for revenue growth and improved operating margins. Also, salaries and related expenses reflect the hiring of additional finance professionals and information technology staff to upgrade system infrastructure and to address weaknesses in our accounting and control environment, as well as to develop shared services.

		Components of change during the year				Change
			Net				Net
	Prior year	Foreign	acquisitions/		Reported	Foreign	acquisitions/
	amount	currency	(divestitures)	Organic	amount	currency	(divestitures)	Organic	Total

2006	$3,999.1	11.7	(85.0)	18.3	$3,944.1	0.3%	(2.1)%	0.5%	(1.4)%
2005	3,733.0	19.3	(46.6)	293.4	3,999.1	0.5%	(1.2)%	7.9%	7.1%

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

2006 Compared to 2005

Salaries and related expenses decreased during 2006 due to net divestitures, primarily from the sale of several businesses at IAN during 2005, partially offset by changes in foreign currency exchange rates and a slight organic increase. Total salaries and related expenses as a percentage of revenue remained flat as a result of the decline in revenue. Key factors behind the change in salaries and related expenses from the prior year were a significant reduction in severance expense of $63.7, offset by an increase in long-term incentive awards and bonus awards of $67.2. Expenses related to incentive awards increased in 2006 due to long-term equity based awards granted in June 2006 and the full year impact of awards granted in August 2005, while expenses related to bonus awards increased primarily due to performance. The slight organic increase reflected in CMG and Corporate was offset by a decrease at IAN and was primarily the result of higher salary costs to upgrade our talent and to support revenue initiatives and technology-related projects, increased incentive awards and bonus awards. This was partially offset by a decrease in severance expense, primarily at international locations within IAN, which we incurred in 2005 due to client losses.

2005 Compared to 2004

Salaries and related expenses increased primarily due to an organic increase and changes in foreign currency exchange rates, partially offset by net divestitures, primarily at McCann during 2005 and the sale of the Motorsports business during 2004. The organic increase was primarily the result of higher severance expense, largely recorded in the fourth quarter of 2005 for international headcount reductions within IAN as a result of client losses, the hiring of additional creative talent to enable future revenue growth, additional staff to address weaknesses in our accounting and control environment, and to develop shared services at certain locations.

Office and General Expenses

Office and general expenses include rent expense, professional fees, expenses attributable to the support of client service professional staff, depreciation and amortization costs, bad debt expense relating to accounts receivable, the costs associated with the development of a shared services center and implementation costs associated with upgrading our information technology infrastructure. Office and general expenses also include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel for client service professional staff, production costs and other direct costs that are rebilled to our clients.

		Components of change during the year				Change
			Net				Net
	Prior year	Foreign	acquisitions/		Reported	Foreign	acquisitions/
	amount	currency	(divestitures)	Organic	amount	currency	(divestitures)	Organic	Total

2006	$2,288.1	6.5	(95.8)	(119.8)	$2,079.0	0.3%	(4.2)%	(5.2)%	(9.1)%
2005	2,250.4	13.9	(88.6)	112.4	2,288.1	0.6%	(3.9)%	5.0%	1.7%

2006 Compared to 2005

Office and general expenses for 2006 declined as a result of significant reductions in professional fees, which decreased by $93.7, primarily for projects related to our restatement activities and internal control compliance that occurred in 2005, lower production expenses, lower bad debt expenses and net divestitures, primarily due to the sale of several businesses at IAN during 2005. The decline in office and general expenses occurred in both segments as well as Corporate. Partially offsetting this decrease were higher rent expense and reduced foreign exchange gains on certain balance sheet items. The above items resulted in an organic decline which was primarily reflected at Corporate and IAN.

2005 Compared to 2004

Office and general expenses for 2005 increased as a result of an organic increase and changes in foreign currency exchange rates, partially offset by net divestitures, primarily at McCann during 2005 and the sale of the Motorsports business during 2004. The organic increase was primarily the result of higher professional fees,

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

primarily at IAN and our Corporate group, driven by our ongoing efforts in internal control compliance, the 2005 Restatement process and the preliminary development, application and maintenance of information technology systems and processes related to our shared services initiatives.

Restructuring and Other Reorganization-Related Charges (Reversals)

The components of restructuring and other reorganization-related charges (reversals) were as follows:

	Years ended December 31,
	2006	2005	2004

Other reorganization-related charges	$33.0	$—	$—
Restructuring charges (reversals)	1.5	(7.3)	62.2

Total	$34.5	$(7.3)	$62.2

Other Reorganization-Related Charges

Other reorganization-related charges primarily represent severance charges directly associated with two significant strategic business decisions: the merger of Draft Worldwide and Foote, Cone and Belding Worldwide to create a global integrated marketing organization called Draftfcb; and our realignment of our media business to meet evolving client needs. In addition, we have recorded lease termination charges in relation to the exit of certain properties for these strategic business decisions. These charges were separated from salaries and related expenses and office and general expenses as they did not result from charges that occurred in the normal course of business. We expect charges relating to these business decisions to be complete during the first half of 2007.

Restructuring Charges (Reversals)

We record charges and (reversals) primarily related to changes in assumptions in connection with lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs. The 2003 program was initiated in response to softness in demand for advertising and marketing services. The 2001 program was initiated following the acquisition of True North Communications Inc. and was designed to integrate the acquisition and improve productivity. A summary of the net charges and (reversals) for the 2003 and 2001 restructuring program is as follows:

	Years ended December 31,
	2006	2005	2004

Lease termination and other exit costs	$1.5	$(5.9)	$47.8
Severance and termination costs	—	(1.4)	14.4

Total	$1.5	$(7.3)	$62.2

During the years ended December 31, 2006 and 2005 net lease termination and other exit costs were primarily related to adjustments to management’s estimates to decrease the restructuring reserves as a result of changes in sublease rental income assumptions and utilization of previously vacated properties relating to the 2003 program by certain of our agencies due to improved economic conditions in certain markets.

During the year ended December 31, 2004 net lease termination and other exit costs were recorded primarily for the 2003 restructuring program for the vacating of 43 offices located primarily in the U.S. and Europe. Charges were recorded at net present value and were net of estimated sublease rental income. These charges were partially offset primarily by management’s adjustments to estimates as a result of our negotiation of terms upon the exit of leased properties and for other reasons similar to those mentioned above for 2006 and 2005. Severance and termination costs were recorded for a worldwide workforce reduction of approximately 400 employees. The restructuring program affected employee groups across all levels and functions, including executive, regional and account management and administrative, creative and media production personnel. These charges were partially

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

offset by adjustments to management’s estimates to reduce the prior restructuring reserves primarily as a result of decreases in the number of terminated employees, change in amounts paid to terminated employees and change in estimates of related restricted stock payments and payroll taxes.

Long-Lived Asset Impairment and Other Charges

Long-lived assets include land, buildings, equipment, goodwill and other intangible assets. Buildings, equipment and other intangible assets with finite lives are generally depreciated or amortized on a straight-line basis over their respective estimated useful lives. When necessary, we record an impairment charge for the amount by which the carrying value of the asset exceeds the implied fair value. See Note 1 to the Consolidated Financial Statements for fair value determination and impairment testing methodologies.

The following table summarizes long-lived asset impairment and other charges:

	Years ended December 31,
	2006	2005			2004
	IAN	IAN	CMG	Total	IAN	CMG	Motorsports	Total

Goodwill impairment	$27.2	$97.0	$—	$97.0	$220.2	$91.7	$—	$311.9
Other	—	1.5	0.1	1.6	6.9	0.4	3.0	10.3

Total	$27.2	$98.5	$0.1	$98.6	$227.1	$92.1	$3.0	$322.2

2006

IAN — Our long-term projections, which were updated in the fourth quarter of 2006, showed previously unanticipated declines in discounted future operating cash flows due primarily to recent client losses at one of our domestic advertising reporting units. These discounted future operating cash flow projections indicated that the implied fair value of goodwill at this reporting unit was less than its book value, resulting in a goodwill impairment charge of $27.2.

2005

IAN — A triggering event occurred subsequent to our 2005 annual impairment test when a major client was lost by Lowe’s London agency and the possibility of losing other clients was considered a higher risk due to recent management defections and changes in the competitive landscape. This caused projected revenue growth to decline. As a result of these changes, our long-term projections showed declines in discounted future operating cash flows. These revised cash flows indicated that the implied fair value of Lowe’s goodwill was less than the related book value resulting in a goodwill impairment charge of $91.0 at our Lowe reporting unit.

IAN — During the third quarter of 2005, we recorded a goodwill impairment charge of $5.8 at a reporting unit within our sports and entertainment marketing business. The long-term projections showed previously unanticipated declines in discounted future operating cash flows and, as a result, these discounted future operating cash flows indicated that the implied fair value of goodwill was less than the related book value.

2004

IAN — During the third quarter of 2004, we recorded goodwill impairment charges of $220.2 at The Partnership reporting unit, which was comprised of Lowe Worldwide, Draft Worldwide, Mullen, Dailey & Associates and Berenter Greenhouse & Webster (“BGW”). Our long-term projections showed previously unanticipated declines in discounted future operating cash flows due to recent client losses, reduced client spending, and declining industry valuation metrics. These discounted future operating cash flow projections indicated that the implied fair value of goodwill was less than the related book value. The Partnership was subsequently disbanded in the fourth quarter of 2004 and the remaining goodwill was allocated to the agencies within the Partnership based on the relative fair value of its component agencies at the time of disbandment.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

CMG — As a result of the annual impairment review, a goodwill impairment charge of $91.7 was recorded at our CMG reporting unit, which was comprised of Weber Shandwick, GolinHarris, DeVries, MWW Group and FutureBrand. The fair value of CMG was adversely affected by declining industry market valuation metrics, specifically, a decrease in the EBITDA multiples used in the underlying valuation calculations. The impact of the lower EBITDA multiples indicated that the implied fair value of goodwill was less than the related book value.

Motorsports Contract Termination Costs

We recorded a pre-tax charge of $113.6 during 2004 terminating a series of agreements with the British Racing Drivers Club and Formula One Administration Limited, which released us from certain guarantees and lease obligations in the United Kingdom.

EXPENSE AND OTHER INCOME

	Years ended December 31,
	2006	2005	2004

Interest expense	$(218.7)	$(181.9)	$(172.0)
Interest income	113.3	80.0	50.8
Other (expense) income	(5.6)	19.5	(51.4)

Total	$(111.0)	$(82.4)	$(172.6)

Interest Expense

The increase in interest expense during 2006 was primarily due to increases in non-cash amortization of approximately $27.0. This included the amortization of fees and deferred warrant costs incurred as a result of the ELF Financing transaction, prior year benefit from the amortization of gains on terminated swaps and the amortization of the remaining costs associated with our previous committed credit agreement. Additionally, the increase was due to one-time fees associated with the exchange of our Floating Rate Notes in 2006. The 2006 year-over-year comparison benefited from the fact that we did not incur waiver and consent fees similar to those incurred in 2005 for the amendment of the indentures governing our debt securities and our credit facility.

The increase in interest expense during 2005 was primarily due to waiver and consent fees incurred for the amendment of our existing debt agreements in 2005 and higher average interest rates on newly issued debt when compared to extinguished debt.

Interest Income

The increase in interest income during 2006 was primarily due to an increase in interest rates and higher average cash balances compared to the prior year.

The increase in interest income during 2005 was primarily due to an increase in average interest rates as well an increase in cash and cash equivalents primarily resulting from our Series B Cumulative Convertible Perpetual Preferred Stock offering.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Other Income (Expense)

	Years ended December 31,
	2006	2005	2004

Loss on early extinguishment of debt	$(80.8)	$—	$—
Gains (losses) on sales of businesses	8.1	10.1	(18.2)
Vendor discount and credit adjustments	28.2	2.6	—
Gains on sales of available-for-sale securities and miscellaneous investment income	36.1	16.3	5.4
Investment impairments	(0.3)	(12.2)	(63.4)
Litigation reversals	—	—	32.5
Other income (expense)	3.1	2.7	(7.7)

Total	$(5.6)	$19.5	$(51.4)

Loss on early extinguishment of debt — In November 2006, we exchanged $400.0 of our 4.50% Convertible Senior Notes due 2023 (the “4.50% Notes”) for $400.0 aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (the “4.25% Notes”). In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, this exchange is treated as an extinguishment of the 4.50% Notes and an issuance of 4.25% Notes for accounting purposes because the present value of the remaining cash flows plus the fair value of the embedded conversion option under the terms of the original instrument differ substantially from the new instrument. As a result, we recorded a non-cash charge at issuance of $77.0, reflecting the difference between the fair value of the new debt and the carrying value of the old debt. The difference between fair value and carrying value will be amortized to interest expense through March 15, 2012, which is the first date holders may require us to repurchase the 4.25% Notes. This results in a reduction of reported interest expense of $14.4 per year in future annual periods. We also recorded a non-cash charge of $3.8 for the extinguishment of unamortized debt issuance costs related to the exchanged 4.50% Notes.

Gains (losses) on sales of businesses — In connection with the 2005 sale of a European FCB agency, we released $11.1 into income in the fourth quarter of 2006. This primarily related to certain contingent liabilities that we retained subsequent to the sale, which were resolved in the fourth quarter of 2006. During the fourth quarter of 2005, we had net gains related to the sale of a McCann agency of $18.6, offset partially by a loss of $13.0 from the sale of a European FCB agency. In 2004, we had net losses related to the sale of 19 agencies. The losses related primarily to the sale of a U.S.-based promotions agency, which resulted in a loss of $8.6, and a $6.2 loss for the final liquidation of the Motorsports investment.

We have evaluated each asset held for sale and disposed entity on an individual and an aggregate basis to determine if they should be classified as a component of discontinued operations in our consolidated financial statements. We believe that the impact of these dispositions and assets held for sale are not material to our consolidated financial statements. These dispositions and assets held for sale, in the aggregate, provided income to continuing operations of $2.5 for the year ended December 31, 2006.

Vendor discount and credit adjustments — These adjustments reflect the reversal of certain liabilities, primarily established during the 2005 Restatement, where the statute of limitations has lapsed or where negotiations with clients have resulted in concessions. We may have similar reversals in the future, although to a lesser extent than in 2006. We believe that presenting amounts realized due to lapses in the statute of limitations or concession settlements as other income or expense prevents the trend of operating results from being distorted. For further information on vendor discounts and credits see Notes 1 and 4 to the Consolidated Financial Statements.

Gains on sales of available-for-sale securities and miscellaneous investment income — In the second quarter of 2006, we had net gains of $20.9 related to the sale of an investment located in Asia Pacific and the sale of our remaining ownership interest in an agency within The Lowe Group. In addition, during the third quarter of 2006, we sold our interest in a German advertising agency and recognized the related remaining cumulative translation adjustment balance, which resulted in a non-cash benefit of $17.0. In 2005, we had net gains of $8.3 related to the

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

sale of our remaining equity ownership interest in an agency within FCB, and net gains on sales of available-for-sale securities of $7.9, of which $3.8 related to appreciation of Rabbi Trust investments restricted for the purpose of paying our deferred compensation and deferred benefit arrangement liabilities.

Investment Impairments — We recorded charges of $12.2 during 2005, primarily related to a $7.1 adjustment of the carrying amount of our remaining unconsolidated investment in Latin America to fair value as a result of our intent to sell and $3.7 related to a decline in value of certain available-for-sale investments that were determined to be other than temporary.

We recorded investment impairment charges of $63.4 during 2004, primarily related to a $50.9 charge for an unconsolidated investment in a German advertising agency as a result of a decrease in projected operating results. Additionally, we recorded impairment charges of $4.7 related to unconsolidated affiliates primarily in Israel, Brazil, Japan and India, and $7.8 related to several other available-for-sale investments.

Litigation Reversals — During 2004 the settlement of thirteen class actions under the federal securities laws became final and we agreed to pay $115.0, comprised of $20.0 in cash and $95.0 in shares of our common stock valued at $14.50 per share. We received insurance proceeds of $20.0, which we recorded as a reduction in litigation charges. We also recorded a reduction of $12.5 relating to a decrease in the share price between the tentative settlement date and the final settlement date.

INCOME TAXES

	Years ended December 31,			Change
	2006	2005	2004	’06 vs. ’05	’05 vs. ’04

Loss from continuing operations before provision for income taxes	$(5.0)	$(186.6)	$(267.0)	(97.3)%	(30.1)%

Provision for income taxes — continuing operations	$18.7	$81.9	$262.2	(77.2)%	(68.8)%
(Benefit) provision for income taxes — discontinued operations	(5.0)	(9.0)	3.5	(44.4)%	—

Total provision for income taxes	$13.7	$72.9	$265.7	(81.2)%	(72.6)%

The tax provision for 2006 was primarily impacted by domestic losses, foreign profits subject to tax at different rates and losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances. Other factors included state and local taxes, the write-off of deferred tax assets from restricted stock, the release of valuation allowances, non-deductible financing costs and the reversal of previously claimed foreign tax credits.

The tax provision for 2005 was primarily impacted by an increase in valuation allowances, a non-deductible asset impairment, state and local taxes and the resolution of various income tax audits and issues.

Valuation Allowance

Under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we are required to evaluate the realizability of our deferred tax assets. SFAS No. 109 requires that a valuation allowance be recognized when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is significant negative evidence, establishment of valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent significant negative evidence under the provisions of SFAS No. 109 and, as a result, we recognized a valuation allowance for certain deferred tax assets. The deferred tax assets for which an allowance was recognized relate primarily to tax credit carryforwards, foreign tax loss and U.S. capital loss carryforwards, which may not be realized in the future.

During 2006 and 2005, valuation allowances of $63.6 and $69.9, respectively, were recorded in continuing operations on existing deferred tax assets, each year’s loss and temporary differences. The total valuation allowance as of December 31, 2006 and 2005 was $504.0 and $501.0, respectively.

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

For additional information, see Note 9 to the Consolidated Financial Statements.

Segment Results of Operations

As discussed in Note 15 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2006: IAN and CMG. We also report results for the Corporate and other group. As of December 31, 2005, we had an additional segment, Motorsports operations (“Motorsports”), which was sold during 2004 and had immaterial residual operating results in 2005.

On June 1, 2006, we announced we would merge two units included in our IAN segment, Draft Worldwide (“Draft”) and Foote, Cone & Belding Worldwide (“FCB”), to create a global integrated marketing organization. The new merged entity, Draftfcb, remains within the IAN segment.

INTEGRATED AGENCY NETWORKS (‘‘IAN”)

REVENUE

2006 Compared to 2005

		Components of change during 2006				Change
			Net				Net
		Foreign	acquisitions/			Foreign	acquisitions/
	2005	currency	(divestitures)	Organic	2006	currency	(divestitures)	Organic	Total

Total	$5,327.8	19.7	(151.9)	35.0	$5,230.6	0.4%	(2.9)%	0.7%	(1.8)%
Domestic	2,904.6	—	(37.8)	(26.8)	2,840.0	—	(1.3)%	(0.9)%	(2.2)%
International	2,423.2	19.7	(114.1)	61.8	2,390.6	0.8%	(4.7)%	2.6%	(1.3)%

The revenue decline in 2006 was a result of net divestitures, primarily from the sale of several businesses at Draftfcb and McCann in 2005, partially offset by an organic increase and changes in foreign currency exchange rates. The organic increase was driven primarily by McCann and Draftfcb, partially offset by decreases at Lowe and The Works, one of our independent agencies. The organic increase at McCann was the result of higher revenue from existing clients across domestic and international regions, primarily Asia Pacific and Latin America. McCann’s increase was primarily driven by digital, direct and event marketing services. The increase at Draftfcb was primarily the result of increased spending from existing clients partially offset by net client losses, primarily in 2005, across domestic and most international regions, primarily Europe, Asia Pacific and Latin America. The decrease at Lowe was primarily due to reduced spending by existing clients and net client losses, primarily in domestic locations in 2005. The revenue decrease at The Works, a dedicated General Motors resource, was primarily due to the loss of the General Motors U.S. media buying business in 2005.

2005 Compared to 2004

		Components of change during 2005				Change
			Net				Net
		Foreign	acquisitions/			Foreign	acquisitions/
	2004	currency	(divestitures)	Organic	2005	currency	(divestitures)	Organic	Total

Total	$5,399.2	39.5	(46.0)	(64.9)	$5,327.8	0.7%	(0.9)%	(1.2)%	(1.3)%
Domestic	2,933.3	—	(23.1)	(5.6)	2,904.6	—	(0.8)%	(0.2)%	(1.0)%
International	2,465.9	39.5	(22.9)	(59.3)	2,423.2	1.6%	(0.9)%	(2.4)%	(1.7)%

The revenue decline in 2005 primarily resulted from organic revenue decreases and net divestitures, partially offset by changes in foreign currency exchange rates. The organic revenue decrease was primarily driven by declines at Deutsch and Lowe, partially offset by increases at Draftfcb and Mullen. The decline at Deutsch was due to client losses and reduced spending from existing clients domestically, partially offset by client wins. The decline

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

at Lowe was primarily driven by client losses and reduced spending from existing clients in their European offices, as well as reduced spending domestically. Draftfcb experienced growth mainly domestically due to client wins and increased spending from existing clients. Although McCann is a significant part of the business, they did not contribute considerably to the organic change in revenue year over year. The decrease due to net divestitures primarily related to the sale of small businesses at McCann and Draftfcb.

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2006	2005	2004	’06 vs. ’05	’05 vs. ’04

Segment operating income	$391.4	$249.7	$577.1	56.7%	(56.7)%

Operating margin	7.5%	4.7%	10.7%

2006 Compared to 2005

Operating income increased during 2006 due to a decrease in office and general expenses of $139.7, a decrease in salaries and related expenses of $99.2, partially offset by a decrease in revenue of $97.2. The primary drivers for our reduced office and general expenses related to lower production expenses of $46.4, reduced professional fees of $26.3 and lower bad debt expense of $22.2. The primary drivers for our reduced salaries and related expenses related to lower severance expense of $63.1 and decreased salaries of $42.0.

The organic segment operating income increase was driven primarily by increases at McCann, partially offset by net decreases at our independent agencies. The increase at McCann was due to higher revenue as discussed above in the revenue section and reduced office and general expenses and salaries and related expenses. Office and general expenses decreased due to lower production expenses, reduced professional fees in connection with accounting projects, such as those related to our restatement activities, and lower bad debt expenses. Salaries and related expenses decreased primarily due to reduced severance expense for headcount reductions that occurred in international locations in 2005 and reduced pension costs, partially offset by higher incentive and bonus awards due to improved performance. The net decline at our independent agencies was driven by decreased revenue, primarily at The Works, for the reasons mentioned above in the revenue section.

2005 Compared to 2004

A decrease in revenues of $71.4, an increase in salaries and related expenses of $202.3 and an increase in office and general expenses of $53.7 were the primary drivers that contributed to the decrease in operating income during 2005. IAN’s organic operating income decrease was primarily driven by McCann, Draftfcb, Lowe and Deutsch. The decrease at McCann was primarily caused by increased severance, temporary staffing costs, salary and related benefits and professional fees. Higher severance expense was the result of international headcount reductions. Temporary staffing and salary and related benefits were impacted by additional staffing necessary to address weaknesses in our accounting and control environment. Professional fees increased as a result of costs associated with the 2005 Restatement process and internal control compliance. The decrease at Draftfcb was due to higher salaries and freelance costs as additional staff were hired to service new clients and additional business from existing clients as well as increased severance costs reflecting headcount reductions at our international agencies. At Lowe, the decrease was primarily due to organic revenue decreases as compared to the prior year. Deutsch experienced organic revenue decreases as compared to the prior year, partially offset by lower salaries, related benefits and freelance costs due to client losses and reduced incentive compensation expense as a result of a reduction in operating performance. Also, operating income of most units was negatively impacted by higher professional fees to support the 2005 Restatement process and internal control compliance.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

CONSTITUENCY MANAGEMENT GROUP (“CMG”)

REVENUE

2006 Compared to 2005

		Components of change during 2006				Change
			Net				Net
		Foreign	acquisitions/			Foreign	acquisitions/
	2005	currency	(divestitures)	Organic	2006	currency	(divestitures)	Organic	Total

Total	$944.2	0.9	(11.2)	26.3	$960.2	0.1%	(1.2)%	2.8%	1.7%
Domestic	556.5	—	(0.5)	45.2	601.2	—	(0.1)%	8.1%	8.0%
International	387.7	0.9	(10.7)	(18.9)	359.0	0.2%	(2.8)%	(4.9)%	(7.4)%

Revenue growth was a result of organic revenue increases in the public relations and branding businesses domestically, which was due to higher revenue from existing clients. Additionally, there were organic revenue increases domestically in the sports marketing and events marketing businesses due to higher revenue from existing clients and client wins. The domestic increase was partially offset by declines at some CMG agencies that lost clients. Internationally, the decline related primarily to a decrease in the events marketing and sports marketing businesses caused by client losses. The international decrease was partially offset by increases in the public relations and branding businesses due to higher revenue from existing clients.

2005 Compared to 2004

		Components of change during 2005				Change
			Net				Net
		Foreign	acquisitions/			Foreign	acquisitions/
	2004	currency	(divestitures)	Organic	2005	currency	(divestitures)	Organic	Total

Total	$935.8	1.2	(12.1)	19.3	$944.2	0.1%	(1.3)%	2.1%	0.9%
Domestic	576.0	—	(5.9)	(13.6)	556.5	—	(1.0)%	(2.4)%	(3.4)%
International	359.8	1.2	(6.2)	32.9	387.7	0.3%	(1.7)%	9.1%	7.8%

Revenue growth was a result of an organic revenue increase in the public relations businesses internationally and the sports marketing businesses domestically as a result of increased spending from existing clients and client wins. Domestically, the increase in the sports marketing businesses was offset by a decline in the events marketing businesses. Although revenue from the events marketing businesses declined domestically, they had an overall positive impact on our organic revenue increase due to international client wins. Partially offsetting this increase were the dispositions of two businesses in 2005 and three businesses in 2004.

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2006	2005	2004	’06 vs. ’05	’05 vs. ’04

Segment operating income	$51.6	$53.0	$83.7	(2.6)%	(36.7)%

Operating margin	5.4%	5.6%	8.9%

2006 Compared to 2005

Operating income decreased slightly, primarily as a result of an increase in salaries and related expenses of $32.0, partially offset by a decrease in office and general expenses of $14.6 and an increase in revenue of $16.0. The primary driver for our increase in salaries and related expenses was higher base salaries expense of $22.3 and the primary driver for our decrease in office and general expenses was lower production expenses of $19.8. The slight organic segment operating income decrease was due to decreases in the sports marketing businesses and other CMG agencies, offset by growth at the public relations and branding businesses. The decline in the sports marketing

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

businesses was due to revenue decreases due to client losses and increases in salaries and related expenses due to higher bonus awards related to improved domestic performance. The decrease in other CMG agencies was due to decreased revenue for the reasons described in the revenue section. Growth at the public relations businesses was driven by increased revenue, partially offset by higher salaries and related expenses from increased headcount to support the growth in the business. The increase at the branding businesses was driven primarily by higher revenue from existing clients.

2005 Compared to 2004

Operating income decreased due to an increase of $23.3 in salary and related expenses and an increase in office and general expenses of $15.8, partially offset by an increase in revenue of $8.4. The organic operating income decrease was primarily driven by increases in salary expense across all businesses due to increased headcount to address weaknesses in our accounting and control environment. The decrease was also attributable to increases in salary expenses in the public relations businesses to support revenue growth.

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line within total segment operating income (loss) and include corporate office expenses and shared services center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions, as shown in the table below. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the revenues of the operating unit. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization. See Note 15 to the Consolidated Financial Statements for further discussion of corporate and other charges. The following expenses are included in corporate and other:

	Years ended December 31,			Change
	2006	2005	2004	’06 vs. ’05	’05 vs. ’04

Salaries and related expenses	$214.1	$201.3	$151.2	6.4%	33.1%
Professional fees	139.7	199.3	145.3	(29.9)%	37.2%
Rent, depreciation and amortization	65.4	45.3	38.4	44.4%	18.0%
Corporate insurance	21.7	26.0	29.7	(16.5)%	(12.5)%
Other	25.3	15.2	16.8	66.4%	(9.5)%
Expenses allocated to operating divisions	(190.9)	(170.8)	(138.2)	11.8%	23.6%

Total	$275.3	$316.3	$243.2	(13.0)%	30.1%

2006 Compared to 2005

Corporate and other expenses decreased primarily due to reduced professional fees and higher amounts allocated to operating divisions, partially offset by higher rent, depreciation and amortization and increased salaries and related expenses. We incurred lower professional fees for accounting projects, which included those related to our prior-year restatement activities. Higher rent, depreciation and amortization were due to software-related costs from our ongoing initiatives to consolidate and upgrade our financial systems, as well as to further develop our shared services. Salaries and related expenses increased due to higher headcount, primarily related to our technology initiatives, and for larger incentive compensation and bonus awards related to performance. Amounts allocated to operating divisions increased primarily due to the implementation of new information technology-related projects, the consolidation of information technology support staff, and the allocation of audit fees, which are now being allocated back to operating divisions.

2005 Compared to 2004

Corporate and other expenses increased primarily due to higher salaries and related expenses and professional fees. Salary expenses increased from additional staffing to address weaknesses in our accounting and control

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

environment and to develop shared services. Professional fees increased due to costs associated with internal control compliance, costs associated with the 2005 Restatement process, and related audit costs. Amounts allocated to operating divisions increased primarily due to the implementation of new information technology-related projects and the consolidation of information technology support staff, the costs of which were not being allocated back to operating divisions in 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Cash, cash equivalents and marketable securities decreased by $234.4 to $1,957.1 during 2006 primarily due to fees associated with capital market activity, capital expenditures and working capital usage, partially offset by improved operating results and proceeds from sales of investments. Of this change, marketable securities decreased by $114.2. A summary of our cash flow activities is as follows:

	Years ended December 31,
	2006	2005	2004

Net cash provided by (used in) operating activities	$9.0	$(20.2)	$464.8
Net cash provided by (used in) investing activities	11.6	166.4	(544.6)
Net cash (used in) provided by financing activities	(129.7)	410.1	(259.5)

Operating Activities

Cash provided by operating activities was primarily due to improved operating results during 2006, partially offset by working capital usage of $250.6. Working capital usages reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. Media buying on behalf of our clients affects our working capital and operating cash flow. In most of our businesses, we collect funds from our clients which we use, on their behalf, to pay production costs and media costs. The amounts involved substantially exceed our revenues, and primarily impact the level of accounts receivable, expenditures billable to clients, accounts payable and accrued media and production liabilities in any given period for these pass-through arrangements. Our assets include both cash received and accounts receivable from clients for these pass-through arrangements, while our liabilities include amounts owed on behalf of clients to media and production suppliers. Generally, we pay production and media charges after we have received funds from our clients, and our risk from client nonpayment has historically not been significant.

During 2006, a reduction in accounts payable of $370.0 was partially offset by a reduction in accounts receivable of $235.4. The change in accounts payable includes a reduction of our vendor discount and credit liabilities established as part of the 2005 Restatement of $73.6, of which $53.1 was satisfied through cash payments. Cash used by changes in accrued liabilities of $21.4 was primarily the result of higher accrued media liabilities, offset by payments for professional fees primarily related to our prior year restatement activities. Accrued liabilities are also affected by the timing of certain payments. For example, while employee incentive awards are accrued throughout the year, they are generally paid during the first quarter of the subsequent year.

The net loss of $31.7 during 2006 includes non-cash items that are not expected to generate cash or require the use of cash. Net non-cash expense items of $294.4 primarily include the loss on early extinguishment of debt, long lived asset impairment and other charges, add-back of depreciation of fixed assets and the amortization of intangible assets, restricted stock awards and non-cash compensation, bond discounts and deferred financing costs.

Investing Activities

Cash provided by investing activities during 2006 primarily reflects net maturities of short-term marketable securities, capital expenditures, acquisitions and divestitures and purchases and sales of investments. The cash flows attributable to short-term marketable securities vary from one period to another because of changes in the

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

maturity profile of our treasury investments. The net amount of these securities was $193.8 lower as of December 31, 2006 compared to December 31, 2005. Cash provided by investing activities was also impacted by capital expenditures of $127.8, primarily related to computer hardware and leasehold improvements.

Financing Activities

Cash used in financing activities during 2006 reflects fees and costs of $90.1 that we incurred in connection with our financing transactions. This includes fees of $41.8 and call spread costs of $29.2 for our new credit agreement and related transactions in the second quarter. We incurred fees of $19.1 in the fourth quarter when we exchanged $400.0 of our 4.50% Convertible Senior Notes due 2023 for the same aggregate principal amount of our 4.25% Convertible Senior Notes due 2023 and when we exchanged all of our $250.0 Floating Rate Notes due 2008 for the same aggregate principal amount of Floating Rate Notes due 2010. These costs are being amortized in interest expense. In addition, $3.5 of fees, incurred as part of the Floating Rate Note exchange, were recorded in interest expense and will not be amortized.

Cash used in financing activities also included dividend payments of $47.0 on our Series A and Series B Preferred Stock.

LIQUIDITY OUTLOOK

We expect our operating cash flow, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months.

We believe that a conservative approach to liquidity is appropriate for our Company, in view of the cash requirements resulting from, among other things, high professional fees, liabilities to our clients for vendor discounts and credits, any potential penalties or fines that may have to be paid in connection with the ongoing SEC investigation, the normal cash variability inherent in our operations and other unanticipated requirements. In addition, until our margins consistently improve in connection with our turnaround, cash generation from operations could be challenged in certain periods.

A reduction in our liquidity in future periods as a result of the above items or other business objectives could lead us to seek new or additional sources of liquidity to fund our working capital needs. From time to time we evaluate market conditions and financing alternatives for opportunities to raise additional financing or otherwise improve our liquidity profile and enhance our financial flexibility. There can be no guarantee that we would be able to access new sources of liquidity on commercially reasonable terms, or at all.

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

Of the liabilities recognized as part of the 2005 Restatement, we estimate that we will pay approximately $100.0 related to vendor discounts and credits, internal investigations and international compensation arrangements over the next 12 months.

We have no significant scheduled amounts of long-term debt due until March 2008, when holders of our $400.0 4.50% Convertible Senior Notes may require us to repurchase the Notes for cash at par.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

We pay annual dividends on each share of Series B Preferred Stock in the amount of $52.50 per share, or $27.6. Dividends on each share of Series B Preferred Stock are payable quarterly in cash or, if certain conditions are met, in common stock, at our option. See Note 12 to the Consolidated Financial Statements for further information.

We have not paid any dividends on our common stock since December of 2002. The terms of our Series B Preferred Stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our Series B Preferred Stock have been, or contemporaneously are, declared and paid, or provision for the payment thereof has been made.

We make contributions to our pension and postretirement benefit plans throughout the year, as determined using actuarial methods and assumptions. For the years ended December 31, 2006 and 2005, we made contributions of $42.7 and $34.1, respectively, to our domestic and foreign pension plans. For 2007, we do not anticipate making additional contributions to our domestic pension plans. We expect to contribute an additional $20.6 to our foreign pension plans.

Our capital requirements are affected by purchases and sales of agencies. From time to time we contemplate acquisitions that may require payment in cash or stock. In past years, deferred payments related to past acquisitions were a significant funding requirement for us, although these payments have decreased significantly in recent years as we have made fewer acquisitions. Under the contractual terms of certain of our past acquisitions we have long-term obligations to pay additional consideration or to purchase additional equity interests in certain consolidated or unconsolidated subsidiaries if specified conditions, mostly relating to operating performance, are met. Some of the consideration under these arrangements is in shares of our common stock, but most is in cash. For the years ended December 31, 2006, 2005 and 2004, we made cash payments related to past acquisitions of $22.9, $97.0 and $161.7, respectively. In relation to our contingent acquisition obligations, $7.8, $5.3 and $20.1 were recorded as compensation expense for the years ended December 31, 2006, 2005 and 2004, respectively.

We have various tax years under examination in various countries in which we have significant business operations. We do not know whether these examinations will, in the aggregate, result in our paying additional income taxes, which we believe are adequately reserved for.

FINANCING AND SOURCES OF FUNDS

Substantially all of our operating cash flow is generated by our agencies. Our liquid assets are held primarily at the holding company level, and to a lesser extent at our largest subsidiaries.

In recent years, we have obtained long-term financing in the capital markets by issuing debt securities, convertible debt securities and convertible preferred stock. We have also used bank borrowing facilities to provide us with liquidity for working capital needs. Our outstanding long-term debt, including convertible debt, is detailed in Note 10 to the Consolidated Financial Statements, and our convertible preferred stock is detailed in Note 12 to the Consolidated Financial Statements. We also have two series of equity warrants outstanding. We have entered into call spread transactions in connection with one of the series of equity warrants. See Note 11 to the Consolidated Financial Statements.

In 2006, we engaged in several transactions to improve our liquidity and debt maturity profile:

•	In June 2006, we replaced our existing $500.0 Three-Year Revolving Credit Facility, which would have expired in May 2007, with a new $750.0 Three-Year Credit Agreement (the “Credit Agreement”) as part of a capital markets transaction that we refer to as the “ELF Financing.”
•	In November 2006, we exchanged $400.0 of our 4.50% Convertible Senior Notes due 2023 for the same aggregate principal amount of our 4.25% Convertible Senior Notes due 2023. This transaction extended the first date on which holders can require us to repurchase this portion of our debt for cash from 2008 to 2012. It also extended the second date on which holders can require us to repurchase this portion of our debt for cash, stock or a combination at our option from 2013 to 2015.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

•	In December 2006, we exchanged all of our $250.0 Floating Rate Notes due 2008 for the same aggregate principal amount of Floating Rate Notes due 2010. The new Floating Rate Notes bear interest at a per annum rate equal to three-month LIBOR plus 200 basis points, 125 basis points less than the interest rate on the old Floating Rate Notes.

Also in December 2006, each share of our Series A Preferred Stock converted into 3.7037 shares of our common stock. We issued a total of 27.7 shares of common stock to holders of the Series A Preferred Stock. As a result of this conversion, future preferred stock dividend requirements will be lower.

ELF Financing

Under the Credit Agreement, a special-purpose entity called ELF Special Financing Ltd. (“ELF”) acts as the lender and letter of credit issuer. ELF is obligated at our request to make cash advances to us and to issue letters of credit for our account, in an aggregate amount not to exceed $750.0 outstanding at any time. The aggregate face amount of letters of credit may not exceed $600.0 at any time. The Credit Agreement is a revolving facility, under which amounts borrowed may be repaid and borrowed again, and the aggregate available amount of letters of credit may decrease or increase, subject to the overall limit of $750.0 and the $600.0 limit on letters of credit. We have not drawn on the Credit Agreement or our previous committed credit agreements since late 2003. We are not subject to any financial or other material restrictive covenants under the Credit Agreement. For additional information, see Notes 10 and 11 to the Consolidated Financial Statements.

Other Credit Facilities

In addition to the Credit Agreement, we have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States. There were borrowings under the uncommitted facilities made by several of our subsidiaries outside the United States totaling $80.3 and $53.7 as of December 31, 2006 and 2005, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some overseas operations. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities as of December 31, 2006 and 2005 was approximately 5% in each year.

Letters of Credit

We are required from time to time to post letters of credit, primarily to support our commitments, or those of our subsidiaries, to purchase media placements, mostly in locations outside the United States, or to satisfy other obligations. These letters of credit are generally backed by letters of credit issued under the Credit Agreement. The aggregate amount of outstanding letters of credit issued for our account under the Credit Agreement and our previous committed credit agreement was $219.9 and $162.4 as of December 31, 2006 and 2005, respectively. These letters of credit have historically not been drawn upon.

Cash Pooling

We aggregate our net domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash net of overdrafts for each pooling arrangement. As of December 31, 2006 and 2005 a gross amount of $1,052.5 and $842.6, respectively, in cash was netted against an equal gross amount of overdrafts under pooling arrangements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

CREDIT AGENCY RATINGS

Our long-term debt credit ratings as of February 16, 2007 were Ba3 with negative outlook, B CreditWatch negative and B with negative outlook, as reported by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. A downgrade in our credit ratings could adversely affect our ability to access capital and could result in more stringent covenants and higher interest rates under the terms of any new indebtedness.

CONTRACTUAL OBLIGATIONS

The following summarizes our estimated contractual obligations at December 31, 2006, and their effect on our liquidity and cash flow in future periods:

	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt [1]	$2.6	$2.8	$257.0	$240.9	$500.0	$1,247.9	$2,251.2
Interest payments	122.0	116.1	107.1	93.6	75.1	74.1	588.0
Non-cancelable operating lease obligations	292.3	265.2	237.4	207.9	181.9	861.2	2,045.9
Contingent acquisition payments [2]	47.2	34.2	20.8	2.5	2.0	3.1	109.8

[1]	Holders of our $400.0 4.50% Notes may require us to repurchase their Notes for cash at par in March 2008. These Notes will mature in 2023 if not converted or repurchased.

[2]	We have structured certain acquisitions with additional contingent purchase price obligations in order to reduce the potential risk associated with negative future performance of the acquired entity. All payments are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress. See Note 18 to the Consolidated Financial Statements for further information.

We have not included obligations under our pension and postretirement benefit plans in the contractual obligations table. Our funding policy regarding our funded pension plan is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as are determined to be appropriate to improve the plans’ funded status. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, level of market interest rates and levels of voluntary contributions to the plans. Declines in long-term interest rates have had a negative impact on the funded status of the plans. For 2007, we do not expect to contribute to our domestic pension plans, and expect to contribute $20.6 to our foreign pension plans.

We have not included our deferred tax obligations in the contractual obligations table as the timing of any future payments in relation to these obligations is uncertain.

DERIVATIVES AND HEDGING ACTIVITIES

We periodically enter into interest rate swap agreements and forward contracts to manage exposure to interest rate fluctuations and to mitigate foreign exchange volatility. In May of 2005, we terminated all of our long-term interest rate swap agreements covering the $350.0 6.25% Senior Unsecured Notes and $150.0 of the $500.0 7.25% Senior Unsecured Notes. In connection with the interest rate swap termination, our net cash receipts were $1.1, which is recorded as an offset to interest expense over the remaining life of the related debt.

We have entered into foreign currency transactions in which various foreign currencies are bought or sold forward. These contracts were entered into to meet currency requirements arising from specific transactions. The changes in value of these forward contracts have been recorded in other income or expense. As of December 31, 2006 and 2005, we had contracts covering $0.2 and $6.2, respectively, of notional amount of currency and the fair value of the forward contracts was negligible.

The terms of the 4.50% Notes include two embedded derivative instruments and the terms of our 4.25% Notes and our Series B Preferred Stock each include one embedded derivative instrument. The fair value of these derivatives on December 31, 2006 was negligible.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

OUT-OF-PERIOD AMOUNTS

Year Ended December 31, 2006

During 2006, we recorded adjustments to certain vendor discounts and credits, contractual liabilities, foreign exchange, tax and other miscellaneous items which related to prior periods. For the year ended December 31, 2006, these adjustments resulted in a net favorable impact to revenue of $9.1, a net favorable impact to salaries and related expenses of $5.1, a net unfavorable impact to office and general expenses of $6.6 and a net favorable impact to net loss of $6.9. The operating income impact of these adjustments primarily affected our IAN segment. Because these changes are not material to our financial statements for the periods prior to 2006, for the quarters of 2006 or for 2006 as a whole, we recorded these out-of-period amounts in their respective quarters of 2006. See also Note 21 to the Consolidated Financial Statements for additional information.

Three Months Ended December 31, 2005

In the fourth quarter of 2005, we recorded adjustments to certain vendor discounts and credits, tax, and other miscellaneous items which related to prior periods. Because these adjustments were not material to our financial statements for the periods prior to 2005 or for 2005 as a whole, we have recorded them in the fourth quarter of 2005.

The following table details the impact these out-of-period amounts have on the results for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 on a consolidated and segment basis.

					Favorable/
	For the three months ended December 31,				(unfavorable)
	(as reported)				out-of-period
	2005	2004	$ change	% change	amounts

Consolidated results of operations
Revenue	$1,895.7	$1,965.7	$(70.0)	(3.6)%	$(17.3)
Salaries and related expenses	1,107.5	1,021.9	85.6	8.4%	(3.2)
Office and general expenses	637.1	630.3	6.8	1.1%	(6.1)

Segment results of operations
IAN
Revenue	$1,614.8	$1,700.0	$(85.2)	(5.0)%	$(17.8)
Operating income	221.2	359.2	(138.0)	(38.4)%	(22.1)
CMG
Revenue	$280.6	$261.0	$19.6	7.5%	$0.5
Operating income	30.7	29.7	1.0	3.4%	(3.5)

INTERNAL CONTROL OVER FINANCIAL REPORTING

We have identified numerous material weaknesses in our internal control over financial reporting, as set forth in greater detail in Item 8, Management’s Assessment of Internal Control Over Financial Reporting and Item 9A, Controls and Procedures, in this report. Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result, we have determined that our internal control over financial reporting was not effective as of December 31, 2006.

We are in the process of implementing remedial measures to address the material weaknesses in our internal control over financial reporting. We continue to have extensive work remaining to remediate our remaining material weaknesses. The magnitude of the work is attributable partly to our decentralized structure and the number of disparate accounting systems of varying quality and sophistication. We have developed a work plan with the goal of remediating all of the identified material weaknesses by the time we file our Annual Report on Form 10-K for the year ending December 31, 2007. There can be no assurance, however, as to when the remediation plan will be fully implemented and all the material weaknesses remediated. There also can be no assurance that new problems will not

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

be found in the future. Until our remediation is completed, we will continue to incur the expenses and management burdens associated with the manual procedures and additional resources required to prepare our Consolidated Financial Statements.

OTHER MATTERS

SEC Investigation

The SEC opened a formal investigation in response to the restatement we first announced in August 2002 and the investigation expanded to encompass the 2005 Restatement set forth in our 2004 Annual Report on Form 10-K filed in September 2005. In particular, since we filed our 2004 Annual Report on Form 10-K, we have received subpoenas from the SEC relating to matters addressed in our 2005 Restatement. We have also responded to inquiries from the SEC staff concerning the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but because the investigation is ongoing, in particular with respect to the 2005 Restatement, we cannot reasonably estimate the amount, range of amounts or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

Review of Stock Option Practices

During the third quarter of 2006, at our recommendation, our Audit Committee retained independent counsel to review our stock option practices related to our current and prior senior officers for a 10-year period beginning in 1996. We also performed a comprehensive accounting review that supplemented the review done by independent counsel. These reviews were completed during the fourth quarter of 2006. Based on these reviews, in the third quarter of 2006 we recorded a charge of $26.4 to accumulated deficit, a $23.3 credit to additional paid-in capital and a $3.1 credit to other non-current liabilities. See Note 20 to the Consolidated Financial Statements for further discussion.

RECENT ACCOUNTING STANDARDS

See Note 19 to the Consolidated Financial Statements for a complete description of recent accounting pronouncements that have affected us or may affect us.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of December 31, 2006 and 2005, 85.1% and 86.0% of our debt obligations bore interest at fixed interest rates. Accordingly, assuming the fixed-rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. However, there would be an impact on the fair market value of the debt, as the fair market value of debt is sensitive to changes in interest rates. For 2006, the fair market value of the debt obligations would decrease by $28.8 if market rates were to increase by 10% and would increase by $29.5 if market rates were to decrease by 10%. For 2005, the fair market value of the debt obligations would have decreased by $27.7 if market rates increased by 10% and would have increased by $28.0 if market rates decreased by 10%. For that portion of the debt that bore interest at variable rates, based on outstanding amounts and rates at December 31, 2006, interest expense and cash out-flow would increase or decrease by $2.3 if market rates were to increase or decrease by 10%, respectively. For that portion of the debt that bore interest at variable rates, based on outstanding amounts and rates at December 31, 2005, interest expense and cash out-flow would have increased or decreased by $2.1 if market rates increased or decreased by 10%, respectively. Interest rate swaps have been used to manage the mix of our fixed and floating rate debt obligations. In May 2005, we terminated all our existing long-term interest rate swap agreements, and currently have none outstanding.

Foreign Currencies

We face translation and transaction risks related to changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of our Consolidated Balance Sheet. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. Dollar, mitigating transaction risk. Since the functional currency of our foreign operations is generally the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders’ equity and does not impact operating results. Since we report revenues and expenses in U.S. Dollars changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations and were not significant in the years ended December 31, 2006 and 2005. We have not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006.

1.	The Company did not maintain an effective control environment. Specifically, the Company did not maintain a sufficient complement of personnel throughout its worldwide offices with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. In addition, the Company did not maintain effective controls over the monitoring of its existing internal control activities over financial reporting and, instead, placed heavy reliance on manual procedures without sufficient review. Further, controls were not effective at ensuring employees’ acknowledgement of the Company’s Code of Conduct.

The material weakness described above has had a pervasive impact on the Company’s control environment and has contributed to the material weaknesses described below.

2.	The Company did not maintain effective controls over accuracy, presentation and disclosure in recording revenue. Specifically, controls were not designed and in place to ensure that customer contracts were authorized, that customer contracts were analyzed to select the appropriate method of revenue recognition and to identify contracts with client or vendor incentives and rebates, that amounts recorded were compared to amounts billed to clients, and that billable job costs were compared to client cost estimates to ensure that no amounts were owed to clients. In addition, controls were not designed and in place to ensure that revenue transactions were analyzed for appropriate presentation and disclosure of billable client pass-through expenses or for recognition of revenue on a gross or net basis.

3.	The Company did not maintain effective controls to ensure that certain financial statement transactions and journal entries, both recurring and non-recurring, were appropriately initiated, authorized, processed, documented, accurately recorded, and reviewed. This was evident in the following specific areas:

i.    accounts receivable transactions, expenditures and fees billable to clients;
ii.   fixed asset purchases, disposals and depreciable lives;
iii.  accounts payable and accrued liabilities;
iv.   employee and executive compensation and benefits;
v.    derivative instruments;
vi.   cash and cash equivalents, wire transfers, and foreign currency transactions;
vii.  equity investments in unconsolidated entities; and
viii. debt and equity transactions.

4.	The Company did not maintain effective controls over (1) the accounting for income taxes to ensure amounts are accurately recorded in accordance with GAAP, and (2) the reporting of income tax in the statutory accounts or income tax returns for operations outside of the United States. Specifically, the Company did not have controls designed and in place to:

i.	analyze the income tax provision on the statement of operations, and deferred taxes on the balance sheet, to determine appropriate account balances for GAAP reporting;
ii.	reconcile income tax returns to the appropriate period income tax calculations;
iii.	identify income tax exposures and contingencies, including interest and penalties, in a timely manner; and
iv.	for non-U.S. operations only, maintain an accurate and current legal entity listing, and adhere to policy and procedures regarding compliance with local laws and regulations.

This deficiency resulted in audit adjustments to the 2006 annual consolidated financial statements, which impacted deferred income taxes, the provision for income taxes and other comprehensive loss.

5.	The Company did not maintain effective controls relating to the completeness and accuracy of local payroll and compensation-related liabilities in certain operations. Specifically, the Company did not have controls designed and in place to:

i.	identify instances where local reporting regulations and payroll tax withholding requirements were not met, or to identify compensation practices which were either not supportable under local law or were not fully in accordance with the Company’s policies and procedures; and
ii.	ensure that the underlying records support liabilities related to employee compensation, including an inventory of employee benefit plans, the calculation of pension liabilities and changes made to benefit plans which impact the Company’s compliance with certain employment and tax regulations.

6.	The Company did not maintain effective controls over the safeguarding of assets. Controls were not designed and in place to segregate responsibility and authority between initiating, processing and recording of transactions.

7.	The Company did not maintain effective controls over access and changes to the Company’s financial applications and data, and controls over spreadsheets used in the Company’s financial reporting process. Specifically, controls were not designed and in place to ensure that access to certain financial applications, data and spreadsheets at certain locations was adequately restricted to authorized personnel, and that changes to financial applications were documented and tested. Also, controls were not designed and in place to ensure that unauthorized modification of the data or formulas within spreadsheets would be prevented.

The control deficiencies described above could result in misstatements of account balances or disclosures that would be material to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that each of the control deficiencies noted above constitutes a material weakness and that our internal control over financial reporting was not effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm. PwC’s report is included in this Item 8.

REMEDIATION OF CERTAIN MATERIAL WEAKNESSES IN
INTERNAL CONTROL OVER FINANCIAL REPORTING DISCLOSED IN OUR
2005 ANNUAL REPORT ON FORM 10-K

During the fourth quarter of 2006, there were changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Also, in relation to these changes in internal controls, during the fourth quarter of 2006, management completed its testing to validate the effectiveness of its remedial measures, and concluded that controls related to the remediation of certain of the material weaknesses previously disclosed in the 2005 Annual Report on Form 10-K were designed, in place and operating effectively for a sufficient period of time for management to determine that the material weaknesses were remediated as of December 31, 2006. Material weaknesses in the following areas were remediated:

•	the accounting for purchase business combinations and the completeness, accuracy and valuation of assets and liabilities recorded for compensatory earn-out and put arrangements and derivatives embedded within acquisition transactions;
•	the complete and accurate recording of leases in accordance with GAAP;
•	the accuracy and completeness of the processing and monitoring of intercompany transactions;
•	the reconciliation of financial statement accounts;
•	the analysis of certain financial statement accounts to value and record them in a timely, accurate and complete manner;
•	the period-end financial reporting process;
•	the documentation, testing and evaluation of controls at independent service providers, including those to which we outsource certain payroll processing services in North America; and
•	the communication of policies and procedures.

The changes to our internal control over financial reporting for each of the remediated material weaknesses were as follows:

•	For purchase business combinations, we have (i) implemented controls to ensure that our acquisition database, which is used to track all pending and completed acquisitions, properly reflects all information relevant to an acquisition, including the review sign-offs by appropriate personnel, (ii) developed new procedures to ensure the term sheet and acquisition agreements are circulated to and reviewed by the appropriate personnel in the Controllers, Corporate Development, Treasury and Legal departments, and (iii) instituted monthly meetings between the Corporate Controllers and Corporate Development departments to review the status of current and potential acquisitions. For compensatory earn-out and put arrangements or derivatives embedded within acquisition transactions, we implemented controls to require approval from our operating management, as well as members of our Corporate Controllers, Corporate Development and Tax departments, prior to the execution of the related agreement.
•	For leases, we centralized the review, recording and monitoring of lease accounting and reporting at one of our shared service centers. Also, we now require that our Accounting Policy group review the accounting for significant new or amended leases, the early termination of leases, and the exit of facilities under lease.
•	For intercompany transactions, we established a standard set of accounts, implemented standard processes around intercompany settlements and dispute resolution, and rolled out a company-wide intercompany matching tool designed to facilitate the identification and resolution of intercompany differences. Controls have been established to facilitate the timely review, resolution and elimination of intercompany balances and activity.
•	For account reconciliations, we implemented a web-based reconciliation and monitoring tool for certain accounts based on the risk, size and level of activity in accounts. Additionally, we performed extensive, mandatory training throughout the Company to ensure that personnel understood and adhered to the revised policies and procedures related to account reconciliations.
•	For account analyses, we implemented ongoing review procedures at the local, regional and consolidated reporting levels as part of the monthly closing process. We also performed extensive, mandatory training throughout the Company to ensure that personnel understood and adhered to the policies and procedures related to account analyses.
•	For the period-end financial reporting process, we hired personnel in the Corporate Controllers department possessing GAAP and SEC reporting knowledge and experience, and implemented procedures and controls, including closing schedules, checklists and revised reporting package schedules, to allow for the timely and accurate presentation and review of financial statement accounts and disclosures.
•	For independent service providers, we performed an inventory of outsourced processes and controls, and developed a standard set of user controls, assessment forms, and guidelines for determining whether outsourced work requires a service auditor’s report in accordance with Statement on Auditing Standards No. 70, Service Organizations.
•	For the communication of and adherence to Company policies and procedures, our Chief Risk Officer distributed a summary of new or modified policies and procedures that have been posted to the Company’s Policy and Procedure website each quarter. Updated policies and procedures were prepared and communicated, and training provided, in relation to all of the above material weaknesses remediated in the fourth quarter of 2006.

ONGOING REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2006

Management initiated a comprehensive remediation program, aimed at remediating the material weaknesses disclosed in our 2005 Annual Report on Form 10-K by December 31, 2007. Cross-functional teams were established to focus on the material weaknesses. Each team, led by the Corporate Controller, went through a comprehensive process to identify and assess the problems relating to the material weaknesses, outline and assess potential solutions, finalize recommended solutions, and create an implementation plan to improve financial controls and remediate the material weaknesses. During 2006, we combined multiple agency controller organizations by region, except in North America, into a central unit. Each region operates using a consistent methods and procedures manual, which is intended to provide uniform monitoring control of our agencies around the world. We also developed tools and documentation to apply uniform monitoring control standards throughout the organization. The regional teams also conduct site visits to various agencies to review results and perform monitoring procedures to ensure that the appropriate processes are followed. As discussed in the previous section, these actions and specific changes in internal control over financial reporting resulted in the remediation of certain material weaknesses during the fourth quarter of 2006.

We continue to have extensive work remaining to remediate our remaining material weaknesses. The magnitude of the work is attributable partly to our decentralized structure and the number of disparate accounting systems of varying quality and sophistication that we utilize across the Company. We have developed a work plan with the goal of remediating all of the identified material weaknesses by the time we file our Annual Report on Form 10-K for the year ending December 31, 2007. There can be no assurance, however, as to when the remediation plan will be fully implemented and all the material weaknesses remediated. There also can be no assurance that new problems will not be found in the future.

Common actions we have taken and continue to take, and which were instrumental in remediating certain material weaknesses during the fourth quarter of 2006, include:

•	new or enhanced policies, and methods and procedure guides;
•	revised work processes;
•	enhanced monitoring and communications;
•	new or enhanced templates and analytic tools;
•	training and skills development;
•	clarified accountabilities and structure; and
•	updated control procedures and test plans to reflect new policies, processes and procedures and evidenced implementation.

In addition, the following ongoing remedial actions continue to be implemented across our operating units:

•	Meetings with management of our financial and operating units to ensure their understanding of the procedures to be followed and requirements to be met prior to executing required internal management certification letters to accompany the financial statements they submit.
•	Continuing to formalize direct Corporate oversight of all financial personnel company-wide with accounting and control-related responsibilities.
•	Continuing a focused effort to establish controls to deter and detect fraud with significant oversight and input by our Board of Directors and Audit Committee, including, but not limited to, ensuring proper follow-up and resolution of whistleblowers’ assertions. We have communicated to our locations that an anonymous alert line is in place and is there to use if employees do not feel comfortable with communicating with their local management.
•	Establishing standard global documentation and testing requirements of internal controls over financial reporting to ensure consistency in the overall evaluation of internal controls within our operating units and to enable focused future remediation efforts related to our control deficiencies.
•	Implementing a new enterprise-wide resource-planning software system with continuing rollouts through early 2007. This implementation will allow for enhanced reporting of our results internally across the Company, and will also allow for numerous controls to be automated within the system.

•	Continuing the development of a shared services organization to consolidate various financial transactional functions to attain efficiencies and improve controls surrounding these activities.
•	Continuing to assess the accounting and finance personnel at our agencies. In some cases, we have already either replaced personnel or hired additional resources.
•	Updating and continuing to enhance accounting and finance-related policies and procedures.
•	Establishing revised quarterly reporting for tax accounts, updating and enhancing tax-related policies and procedures, and increasing tax training at regional and local levels. We also hired a team of professionals solely to ensure that the tax reporting information is being provided timely and accurately.
•	Engaging outside professional tax advisors to review the local income tax returns of each subsidiary outside of the U.S. prior to filing in order to ensure they are filed on a timely basis and are prepared in accordance with local law and regulations.
•	Requiring written approval of a corporate committee consisting of senior representatives of the human resources, tax, legal and accounting functions for any non-traditional employment arrangement or payroll practice. In addition, all existing non-traditional employment arrangements must be reviewed by senior agency financial executives and a formal plan proposed to eliminate those arrangements which are not supportable under local law and practice, as well as our policies and procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.

We have completed integrated audits of The Interpublic Group of Companies, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of cash flows, of stockholders equity and comprehensive loss present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans in 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Assessment of Internal Control Over Financial Reporting appearing under Item 8, that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, because the Company did not maintain: (1) an effective control environment; (2) effective controls over accuracy, presentation and disclosure in recording revenue; (3) effective controls to ensure that certain financial statement transactions and journal entries, both recurring and non-recurring, were appropriately initiated, authorized, processed, documented, accurately recorded, and reviewed; (4) effective controls over the accounting for income taxes to ensure amounts are accurately recorded in accordance with GAAP, and the reporting of income tax in the statutory accounts or income tax returns for operations outside of the United States; (5) effective controls relating to the completeness and accuracy of local payroll and compensation-related liabilities in certain operations; (6) effective controls over the safeguarding of assets; and (7) effective controls over access and changes to the Company’s financial applications and data, and controls over spreadsheets used in the Company’s financial reporting process, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

1.	The Company did not maintain an effective control environment. Specifically, the Company did not maintain a sufficient complement of personnel throughout its worldwide offices with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. In addition, the Company did not maintain effective controls over the monitoring of its existing internal control activities over financial reporting and, instead, placed heavy reliance on manual procedures without sufficient review. Further, controls were not effective at ensuring employees’ acknowledgement of the Company’s Code of Conduct.

The material weakness described above has had a pervasive impact on the Company’s control environment and has contributed to the material weaknesses described below.

2.	The Company did not maintain effective controls over accuracy, presentation and disclosure in recording revenue. Specifically, controls were not designed and in place to ensure that customer contracts were authorized, that customer contracts were analyzed to select the appropriate method of revenue recognition and to identify contracts with client or vendor incentives and rebates, that amounts recorded were compared to amounts billed to clients, and that billable job costs were compared to client cost estimates to ensure that no amounts were owed to clients. In addition, controls were not designed and in place to ensure that revenue transactions were analyzed for appropriate presentation and disclosure of billable client pass-through expenses or for recognition of revenue on a gross or net basis.

3.	The Company did not maintain effective controls to ensure that certain financial statement transactions and journal entries, both recurring and non-recurring, were appropriately initiated, authorized, processed, documented, accurately recorded, and reviewed. This was evident in the following specific areas:

i.	accounts receivable transactions, expenditures and fees billable to clients;
ii.	fixed asset purchases, disposals and depreciable lives;
iii.	accounts payable and accrued liabilities;
iv.	employee and executive compensation and benefits;
v.	derivative instruments;
vi.	cash and cash equivalents, wire transfers, and foreign currency transactions;
vii.	equity investments in unconsolidated entities; and
viii.	debt and equity transactions.

4.	The Company did not maintain effective controls over (1) the accounting for income taxes to ensure amounts are accurately recorded in accordance with GAAP, and (2) the reporting of income tax in the statutory accounts or income tax returns for operations outside of the United States. Specifically, the Company did not have controls designed and in place to:

i.	analyze the income tax provision on the statement of operations, and deferred taxes on the balance sheet, to determine appropriate account balances for GAAP reporting;
ii.	reconcile income tax returns to the appropriate period income tax calculations;
iii.	identify income tax exposures and contingencies, including interest and penalties, in a timely manner; and

iv.	for non-U.S. operations only, maintain an accurate and current legal entity listing, and adhere to policy and procedures regarding compliance with local laws and regulations.

This deficiency resulted in audit adjustments to the 2006 annual consolidated financial statements, which impacted deferred income taxes, the provision for income taxes and other comprehensive loss.

5.	The Company did not maintain effective controls relating to the completeness and accuracy of local payroll and compensation-related liabilities in certain operations. Specifically, the Company did not have controls designed and in place to:

i.	identify instances where local reporting regulations and payroll tax withholding requirements were not met, or to identify compensation practices which were either not supportable under local law or were not fully in accordance with the Company’s policies and procedures; and
ii.	ensure that the underlying records support liabilities related to employee compensation, including an inventory of employee benefit plans, the calculation of pension liabilities and changes made to benefit plans which impact the Company’s compliance with certain employment and tax regulations.

6.	The Company did not maintain effective controls over the safeguarding of assets. Controls were not designed and in place to segregate responsibility and authority between initiating, processing and recording of transactions.

7.	The Company did not maintain effective controls over access and changes to the Company’s financial applications and data, and controls over spreadsheets used in the Company’s financial reporting process. Specifically, controls were not designed and in place to ensure that access to certain financial applications, data and spreadsheets at certain locations was adequately restricted to authorized personnel, and that changes to financial applications were documented and tested. Also, controls were not designed and in place to ensure that unauthorized modification of the data or formulas within spreadsheets would be prevented.

The control deficiencies described above could result in misstatements of account balances or disclosures that would be material to the annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/  PricewaterhouseCoopers LLP
New York, New York
February 28, 2007

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2006	2005	2004

REVENUE	$6,190.8	$6,274.3	$6,387.0

OPERATING EXPENSES:
Salaries and related expenses	3,944.1	3,999.1	3,733.0
Office and general expenses	2,079.0	2,288.1	2,250.4
Restructuring and other reorganization-related charges (reversals)	34.5	(7.3)	62.2
Long-lived asset impairment and other charges	27.2	98.6	322.2
Motorsports contract termination costs	—	—	113.6

Total operating expenses	6,084.8	6,378.5	6,481.4

OPERATING INCOME (LOSS)	106.0	(104.2)	(94.4)

EXPENSES AND OTHER INCOME:
Interest expense	(218.7)	(181.9)	(172.0)
Interest income	113.3	80.0	50.8
Other (expense) income	(5.6)	19.5	(51.4)

Total (expenses) and other income	(111.0)	(82.4)	(172.6)

Loss from continuing operations before provision for income taxes	(5.0)	(186.6)	(267.0)
Provision for income taxes	18.7	81.9	262.2

Loss from continuing operations of consolidated companies	(23.7)	(268.5)	(529.2)
Income applicable to minority interests, net of tax	(20.0)	(16.7)	(21.5)
Equity in net income of unconsolidated affiliates, net of tax	7.0	13.3	5.8

Loss from continuing operations	(36.7)	(271.9)	(544.9)
Income from discontinued operations, net of tax	5.0	9.0	6.5

NET LOSS	(31.7)	(262.9)	(538.4)
Dividends on preferred stock	47.6	26.3	19.8

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(79.3)	$(289.2)	$(558.2)

Loss per share of common stock — basic and diluted
Continuing operations	$(0.20)	$(0.70)	$(1.36)
Discontinued operations	0.01	0.02	0.02

Total	$(0.19)	$(0.68)	$(1.34)

Weighted-average number of common shares outstanding — basic and diluted	428.1	424.8	415.3

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31,
	2006	2005

ASSETS:
Cash and cash equivalents	$1,955.7	$2,075.9
Marketable securities	1.4	115.6
Accounts receivable, net of allowance of $81.3 and $105.5	3,934.9	4,015.7
Expenditures billable to clients	1,021.4	917.6
Deferred income taxes	70.9	184.3
Prepaid expenses and other current assets	224.5	188.3

Total current assets	7,208.8	7,497.4
Land, buildings and equipment, net	624.0	650.0
Deferred income taxes	476.5	297.3
Investments	128.1	170.6
Goodwill	3,067.8	3,030.9
Other assets	358.9	299.0

TOTAL ASSETS	$11,864.1	$11,945.2

LIABILITIES:
Accounts payable	$4,124.1	$4,438.6
Accrued liabilities	2,456.0	2,361.1
Short-term debt	82.9	56.8

Total current liabilities	6,663.0	6,856.5
Long-term debt	2,248.6	2,183.0
Deferred compensation and employee benefits	606.3	592.1
Other non-current liabilities	359.1	319.0
Minority interests in consolidated subsidiaries	46.5	49.3

TOTAL LIABILITIES	9,923.5	9,999.9

Commitments and contingencies (Note 18)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0
Series A shares issued and outstanding: 2005 — 7.5	—	373.7
Series B shares issued and outstanding: 0.5	525.0	525.0

Common stock, $0.10 par value, shares authorized: 800.0
shares issued: 2006 — 469.0; 2005 — 430.3
shares outstanding: 2006 — 468.6; 2005 — 429.9	45.6	43.0
Additional paid-in capital	2,586.2	2,224.1
Accumulated deficit	(899.2)	(841.1)
Accumulated other comprehensive loss, net of tax	(303.0)	(276.0)

	1,954.6	2,048.7

Less:
Treasury stock, at cost: 0.4 shares	(14.0)	(14.0)
Unamortized deferred compensation	—	(89.4)

TOTAL STOCKHOLDERS’ EQUITY	1,940.6	1,945.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,864.1	$11,945.2

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31.7)	$(262.9)	$(538.4)
Income from discontinued operations, net of tax	(5.0)	(9.0)	(6.5)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and intangible assets	173.6	168.8	185.1
Provision for bad debt	1.2	16.9	36.7
Amortization of restricted stock and other non-cash compensation	55.1	42.3	31.4
Amortization of bond discounts and deferred financing costs	31.8	9.1	22.9
Deferred income tax (benefit) provision	(57.9)	44.6	128.2
Long-lived asset impairment and other charges	27.2	98.6	322.2
Investment impairments	0.3	12.2	63.4
Loss on early extinguishment of debt	80.8	—	—
Gain on sales of investments	(36.1)	(16.3)	(5.4)
Income applicable to minority interests, net of tax	20.0	16.7	21.5
Other	(1.6)	(7.8)	9.3
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	235.4	39.6	(38.4)
Expenditures billable to clients	(87.7)	(54.3)	(34.4)
Prepaid expenses and other current assets	(6.9)	(6.6)	50.6
Accounts payable	(370.0)	(163.5)	55.1
Accrued liabilities	(21.4)	11.1	147.3
Other non-current assets and liabilities	(3.1)	40.3	14.2
Net change in assets and liabilities related to discontinued operations	5.0	—	—

Net cash provided by (used in) operating activities	9.0	(20.2)	464.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(15.1)	(91.7)	(175.4)
Capital expenditures	(127.8)	(140.7)	(194.0)
Maturities of short-term marketable securities	951.8	690.5	1,148.4
Purchases of short-term marketable securities	(839.1)	(384.0)	(1,372.7)
Proceeds from sales of businesses and fixed assets, net of cash sold	(15.6)	61.8	30.4
Proceeds from sales of investments	93.8	70.4	43.0
Purchases of investments	(36.4)	(39.9)	(34.3)
Proceeds from the sale of discontinued operations, net of cash sold	—	—	10.0

Net cash provided by (used in) investing activities	11.6	166.4	(544.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term bank borrowings	34.3	(35.9)	7.0
Payments of long-term debt	(5.2)	(257.1)	(843.0)
Proceeds from long-term debt	1.8	252.4	602.3
Issuance costs and consent fees	(50.6)	(17.9)	(8.0)
Issuance of preferred stock, net of issuance costs	—	508.0	—
Issuance of common stock, net of issuance costs	0.9	3.2	25.6
Early participation payment on exchange of $250.0 Floating Rate Notes	(10.3)	—	—
Call spread transactions in connection with ELF Financing	(29.2)	—	—
Distributions to minority interests, net	(24.4)	(22.6)	(23.6)
Preferred stock dividends	(47.0)	(20.0)	(19.8)

Net cash (used in) provided by financing activities	(129.7)	410.1	(259.5)

Effect of exchange rates on cash and cash equivalents	(11.1)	(30.8)	17.8

Increase (decrease) in cash and cash equivalents	(120.2)	525.5	(321.5)
Cash and cash equivalents at beginning of year	2,075.9	1,550.4	1,871.9

Cash and cash equivalents at end of year	$1,955.7	$2,075.9	$1,550.4

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$185.7	$180.2	$162.8
Cash paid for income taxes, net of $41.4, $34.1 and $47.3 of refunds in 2006, 2005 and 2004, respectively	$111.0	$94.9	$66.2

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Amounts in Millions)

	Years ended December 31,
	2006	2005	2004

COMMON STOCK
Balance at beginning of year	$43.0	$42.5	$41.8
Series A conversion to common stock	2.8	—	—
Reclassification upon adoption of SFAS No. 123R	(1.0)	—	—
Other	0.8	0.5	0.7

Balance at end of year	45.6	43.0	42.5

PREFERRED STOCK
Balance at beginning of year, Series A	373.7	373.7	373.7
Conversion to common stock	(373.7)	—	—

Balance at end of year, Series A	—	373.7	373.7

Balance at beginning of year, Series B	525.0	—	—
Issuance of preferred stock	—	525.0	—

Balance at end of year, Series B	525.0	525.0	—

ADDITIONAL PAID IN CAPITAL
Balance at beginning of year	2,224.1	2,208.9	2,076.0
Cumulative effect of the adoption of SAB No. 108	23.3	—	—
Stock-based compensation	60.0	—	—
Reclassification upon adoption of SFAS No. 123R	(88.4)	—	—
Restricted stock grants, net of forfeitures and amortization	—	42.7	26.4
Series A conversion to common stock	370.9	—	—
Issuance of shares for acquisitions	11.3	12.9	33.9
Issuance of preferred stock	—	(17.4)	—
Preferred stock dividends	(47.6)	(26.3)	(19.8)
Call spread transactions in connection with ELF Financing	(29.2)	—	—
Issuance of common stock — litigation settlement	(0.6)	—	72.6
Warrants issued to investors	63.4	—	—
Other	(1.0)	3.3	19.8

Balance at end of year	2,586.2	2,224.1	2,208.9

ACCUMULATED DEFICIT
Balance at beginning of year	(841.1)	(578.2)	(39.8)
Cumulative effect of the adoption of SAB No. 108	(26.4)	—	—
Net loss	(31.7)	(262.9)	(538.4)

Balance at end of year	(899.2)	(841.1)	(578.2)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	(276.0)	(248.6)	(259.1)
Adjustment for minimum pension liability (net of tax of ($1.7), ($1.0) and ($5.4) in 2006, 2005 and 2004, respectively)	39.7	1.4	(47.6)
Changes in market value of securities available-for-sale, net of tax of ($2.7) and ($7.8) in 2006 and 2005, respectively	(9.0)	14.6	3.4
Foreign currency translation adjustment	(23.3)	(43.0)	51.5
Reclassification of investment gain to net earnings	17.0	—	—
Recognition of previously unrealized (gain) loss on securities available-for-sale, net of tax	(8.8)	(0.4)	3.2

Net other comprehensive loss adjustments	15.6	(27.4)	10.5
Adoption of SFAS No. 158	(42.6)	—	—

Balance at end of year	(303.0)	(276.0)	(248.6)

TREASURY STOCK
Balance at beginning of year	(14.0)	(14.0)	(11.3)
Issuance of shares for acquisitions	—	—	(2.7)

Balance at end of year	(14.0)	(14.0)	(14.0)

UNAMORTIZED DEFERRED COMPENSATION
Balance at beginning of year	(89.4)	(66.0)	(62.5)
Reclassification upon adoption of SFAS No. 123R	89.4	—	—
Restricted stock, net of forfeitures and amortization	—	(23.4)	(3.5)

Balance at end of year	—	(89.4)	(66.0)

TOTAL STOCKHOLDERS’ EQUITY	$1,940.6	$1,945.3	$1,718.3

COMPREHENSIVE LOSS
Net loss applicable to common stockholders	$(79.3)	$(289.2)	$(558.2)
Preferred stock dividends	47.6	26.3	19.8
Net other comprehensive income (loss) adjustments	15.6	(27.4)	10.5

Total comprehensive loss	$(16.1)	$(290.3)	$(527.9)

NUMBER OF COMMON SHARES
Balance at beginning of year	430.3	424.9	418.4
Restricted stock, net of forfeitures	4.3	4.1	2.7
Series A conversion to common stock	27.7	—	—
Other	6.7	1.3	3.8

Balance at end of year	469.0	430.3	424.9

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Millions, Except Per Share Amounts)

Note 1:	Summary of Significant Accounting Policies

Business Description

The Interpublic Group of Companies, Inc. and subsidiaries (the “Company”, “Interpublic”, “we”, “us” or “our”) is one of the world’s largest advertising and marketing services companies, comprised of communication agencies around the world that deliver custom marketing solutions on behalf of our clients. Our agencies cover the spectrum of marketing disciplines and specialties, from traditional services such as consumer advertising and direct marketing, to emerging services such as mobile and search engine marketing. With hundreds of offices in over 100 countries and approximately 42,000 employees, our agencies develop marketing programs that build brands, influence consumer behavior and sell products.

Restatements

In our 2005 Annual Report on Form 10-K, we restated our previously reported financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. In our 2004 Annual Report on Form 10-K, we restated our previously reported financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, and for the first three quarters of 2004 and all four quarters of 2003 (the “2005 Restatement”).

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, most of which are wholly owned. Investments in companies over which we do not have control, but the ability to exercise significant influence, are accounted for using the equity method of accounting. Investments in companies over which we have neither control nor the ability to exercise significant influence are accounted for under the cost method. All intercompany accounts and transactions have been eliminated in consolidation.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, along with certain revisions, we have consolidated certain entities meeting the definition of variable interest entities. The inclusion of these entities does not have a material impact on our Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Our revenues are primarily derived from the planning and execution of advertising programs in various media and the planning and execution of other marketing and communications programs. Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the bases on which we earn commissions and fees vary significantly. Our client contracts are complex arrangements that may include provisions for incentive compensation and govern vendor rebates and credits. Our largest clients are multinational entities and, as such, we often provide services to these clients out of multiple offices and across various agencies. In arranging for such services to be provided, it is possible for a global, regional and local agreement to be initiated. Multiple agreements of this nature are reviewed by legal counsel to determine the governing terms to be followed by the offices and agencies involved.

Revenue for our services is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

(iv) services have been performed. Depending on the terms of a client contract, fees for services performed can be primarily recognized in one of three ways: proportional performance, straight-line (or monthly basis) or completed contract.

•	Fees are generally recognized as earned based on the proportional performance method of revenue recognition in situations where our fee is reconcilable to the actual hours incurred to service the client as detailed in a contractual staffing plan or where the fee is earned on a per hour basis, with the amount of revenue recognized in both situations limited to the amount realizable under the client contract. We believe an input based measure (the ’hour’) is appropriate in situations where the client arrangement essentially functions as a time and out-of-pocket expense contract and the client receives the benefit of the services provided throughout the contract term.
•	Fees are recognized on a straight-line or monthly basis when service is provided essentially on a pro rata basis and the terms of the contract support monthly basis accounting.
•	Certain fees (such as for major marketing events) are deferred until contract completion as the final act is so significant in relation to the service transaction taken as a whole. Fees are also recognized on a completed contract basis when the terms of the contract call for the delivery of discrete projects (’milestone’ arrangements), if any of the criteria of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, were not satisfied prior to job completion or the terms of the contract do not otherwise qualify for proportional performance or monthly basis recognition.

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

Substantially all of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses such as production and media costs. In compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we assess whether our agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we operate broadly as an advertising agency based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses (primarily sales promotion, event, sports and entertainment marketing and corporate and brand identity services) where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue and the related costs incurred as operating expenses. Revenue is reported net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.

As we provide services as part of our core operations, we generally incur incidental expenses, which, in practice, are commonly referred to as “out-of-pocket” expenses. These expenses often include expenses related to airfare, mileage, hotel stays, out of town meals and telecommunication charges. In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, we record the reimbursements received for incidental expenses as revenue with a corresponding offset to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

We receive credits from our vendors and media outlets for transactions entered into on behalf of our clients that, based on the terms of our contracts and local law, are either remitted to our clients or retained by us. If amounts are to be passed through to clients they are recorded as liabilities until settlement or, if retained by us, are recorded as revenue when earned.

Negotiations with a client at the close of a current engagement could result in either payments to the client in excess of the contractual liability or in payments less than the contractual liability. These items, referred to as concessions, relate directly to the operations of the period and are recorded as operating expense or income.

Concession income or expense may also be realized in connection with settling vendor discount or credit liabilities that were established as part of the 2005 Restatement. In these situations, and given the historical nature of these liabilities, we have recorded such items as other income or expense in order to prevent distortion of current operating results.

For certain of these credit liabilities where the statute of limitations has lapsed, we release such liabilities unless the liabilities are associated with customers with whom we are in the process of settling such liabilities. These amounts are reported in other income (expense).

Cash Equivalents

Cash equivalents are highly liquid investments, including certificates of deposit, government securities, commercial paper and time deposits with original maturities of three months or less at the time of purchase and are stated at estimated fair value, which approximates cost. Cash is maintained at high-credit quality financial institutions.

As of December 31, 2006 and 2005, we held restricted cash of $44.0 and $34.2, respectively, included in prepaid expenses and other current assets. Restricted cash primarily represents cash equivalents that are maintained on behalf of our clients and are legally restricted for a specified business purpose.

Short-Term Marketable Securities

We classify short-term marketable debt and equity securities as available-for-sale. Available-for sale securities are carried at fair value with the corresponding unrealized gains and losses reported as a separate component of comprehensive loss. The cost of securities sold is determined based upon the average cost of the securities sold.

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

Expenditures Billable to Clients

Expenditures billable to clients are primarily comprised of production and media costs that have been incurred but have not yet been billed to clients, as well as internal labor and overhead amounts and other accrued receivables which have not yet been billed to clients. Unbilled amounts are presented in expenditures billable to clients regardless of whether they relate to our fees or production and media costs. A provision is made for unrecoverable costs as deemed appropriate.

Investments

Publicly traded investments in companies over which we do not exert a significant influence are classified as available-for-sale and reported at fair value with net unrealized gains and losses reported as a component of other comprehensive loss. Non-publicly traded investments and all other publicly traded investments are accounted for on the equity basis or cost basis, including investments to fund certain deferred compensation and retirement obligations. We regularly review our equity and cost method investments to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. In the event a decline in fair value of an investment occurs, we determine if the decline has been other than

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

temporary. We consider our investments strategic and long-term in nature, so we determine if the fair value decline is recoverable within a reasonable period. For investments accounted for using the equity basis or cost basis, we evaluate fair value based on specific information (valuation methodologies, estimates of appraisals, financial statements, etc.) in addition to quoted market price, if available. In the absence of other evidence, cost is presumed to equal fair value for our cost and equity method investments. Factors indicative of an other than temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing with pricing that is below the cost basis of the investment. This list is not all-inclusive; we consider all known quantitative and qualitative factors in determining if an other than temporary decline in value of an investment has occurred. Our assessments of fair value represent our best estimates at the time of impairment review. See Note 4 for further information.

Land, Buildings and Equipment

Land, buildings and equipment are stated at cost, net of accumulated depreciation. Buildings and equipment are depreciated generally using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years for furniture, equipment and computer software costs, 10 to 35 years for buildings and the shorter of the useful life or the remaining lease term for leasehold improvements. The total depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $167.4, $167.3 and $178.3, respectively.

Goodwill and Other Intangible Assets

We perform an annual impairment review of goodwill as of October 1st of each year or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We identified 14 reporting units for the 2006 annual impairment testing that are either the entities at the operating segment level or one level below the operating segment level. We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, or a significant adverse change in business climate or regulations. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, specifies a two-step process for goodwill impairment testing and measuring the magnitude of any impairment. The fair value of a reporting unit is estimated using traditional valuation techniques such as the income approach, which incorporates the use of the discounted cash flow method and the market approach, which incorporates the use of earning and revenue multiples. See Note 7 for further discussion.

Foreign Currencies

The financial statements of our foreign operations, when the local currency is the functional currency, are translated into U.S. Dollars at the exchange rates in effect at each year end for assets and liabilities and average exchange rates during each year for the results of operations. The related unrealized gains or losses from translation are reported as a separate component of comprehensive loss. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within office and general expenses.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term marketable securities, accounts receivable, expenditures billable to clients, interest rate instruments and foreign exchange contracts. We invest our excess cash in investment-grade, short-term securities with financial institutions and limit the amount of credit exposure to any one counterparty. Concentrations of credit risk with accounts receivable are limited due to our large number of clients and their dispersion across different industries and geographical areas. We perform ongoing credit evaluations of our clients and maintain an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. We are exposed to credit loss in the event of nonperformance by the counterparties of foreign currency contracts. We limit our exposure to any one financial institution and do not anticipate nonperformance by these counterparties.

A downgrade in our credit ratings could adversely affect our ability to access capital and could result in more stringent covenants and higher interest rates under the terms of any new indebtedness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note 9 for further explanation.

Earnings (Loss) Per Share

In periods when we generate income, we calculate basic Earnings Per Share (“EPS”) using the two-class method, pursuant to EITF Issue No. 03-6, Participating Securities and the Two-Class Method under SFAS Statement No. 128 (“EITF 03-6”). The two-class method is required as our 4.50% Convertible Senior Notes and Series A Mandatory Convertible Preferred Stock (“Series A Preferred Stock”) qualify as participating securities, each having the right to receive dividends or dividend equivalents should dividends be declared on common stock. Under this method, earnings for the period (after deduction for contractual preferred stock dividends) are allocated on a pro-rata basis to the common shareholders and to the holders of participating securities based on their right to receive dividends. The weighted-average number of shares outstanding is increased to reflect the number of common shares into which the participating securities could convert. In periods when we generate a loss, basic loss per share is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares and contingently issuable shares outstanding for the period. We do not use the two-class method in periods when we generate a loss as the 4.50% Convertible Notes and Series A Preferred Stock do not participate in losses.

Diluted earnings (loss) per share reflects the potential dilution that would occur if certain potentially dilutive securities or debt obligations were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance of the potentially dilutive instrument, if later), and the incremental shares are included using the treasury stock or “if-converted” methods. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise and, as it relates to stock-based compensation, the amount of compensation cost attributed to future service not yet recognized and any tax benefits credited to additional paid-in-capital related to the exercise. These proceeds are then assumed to be used by us to purchase common stock at the average market price during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.

Pension and Postretirement Benefits

We have pension and postretirement benefit plans covering certain domestic and international employees. We use various actuarial methods and assumptions in determining our pension and postretirement benefit costs and obligations, including the discount rate used to determine the present value of future benefits, expected long-term rate of return on plan assets and healthcare cost trend rates. On December 31, 2006 we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires, among other things, balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. See Note 13 for further discussion.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. We implemented SFAS No. 123R using the modified prospective transition method. Under this transition method, the compensation expense recognized beginning January 1, 2006 includes compensation expense for (i) all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all stock-based payments granted subsequent to December 31, 2005 based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense is generally recognized ratably over the requisite service period, net of estimated forfeitures.

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of stock options with an exercise price equal or greater than the market price at the date of grant. However, see Note 20 for detail of our review of our stock option practices. In addition, our previous Employee Stock Purchase Plan (’ESPP’) was not considered compensatory under APB No. 25 and, therefore, no expense was required to be recognized. Compensation expense was previously recognized for restricted stock, restricted stock units, performance-based stock and share appreciation performance-based units. The effect of forfeitures on restricted stock, restricted stock units and performance-based stock was recognized when such forfeitures occurred. See Note 14 for further discussion.

Note 2:	Restructuring and Other Reorganization-Related Charges (Reversals)

The components of restructuring and other reorganization-related charges (reversals) consist of the following:

	Years ended December 31,
	2006	2005	2004

Other reorganization-related charges	$33.0	$—	$—
Restructuring charges (reversals)	1.5	(7.3)	62.2

Total	$34.5	$(7.3)	$62.2

Other Reorganization-Related Charges

Other reorganization-related charges primarily represent severance charges directly associated with two significant strategic business decisions: the merger of Draft Worldwide and Foote, Cone and Belding Worldwide to create a global integrated marketing organization called Draftfcb; and our realignment of our media business to meet evolving client needs. In addition, we have recorded lease termination charges in relation to the exit of certain properties for these strategic business decisions. These charges were separated from salaries and related expenses and office and general expenses as they did not result from charges that occurred in the normal course of business.

Restructuring Charges (Reversals)

We record charges and (reversals) primarily related to changes in assumptions in connection with lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs. Included in net charges and (reversals) for the years ended December 31, 2006, 2005 and 2004 are adjustments resulting from changes in management’s estimates. Severance amounts incurred outside the parameters of our restructuring programs are recorded in the financial statements when they become both probable and estimable. With the exception of medical and dental benefits paid to employees who are on long-term disability, we do not establish liabilities associated with ongoing post-employment benefits that may vest or accumulate as the employee provides service as we cannot reasonably predict what our future experience will be. See Note 13 for further discussion.

The 2003 program was initiated in response to softness in demand for advertising and marketing services. The 2001 program was initiated following the acquisition of True North Communications Inc. and was designed to integrate the acquisition and improve productivity. Since their inception, total net charges for the 2003 and 2001 programs were $221.9 and $644.8, respectively. Substantially all activities under the 2003 and 2001 programs have been completed. In addition to amounts recorded as restructuring charges, we recorded charges of $11.1 during 2004 related to the accelerated amortization of leasehold improvements on properties included in the 2003 program. These charges were included in office and general expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

A summary of the net charges and (reversals), classified by our Integrated Agency Network (“IAN”) and Constituency Management Group (“CMG”) segments and our Corporate group, is as follows:

	Lease Termination		Severance and
	and Other Exit Costs		Termination Costs
	2003	2001	2003	2001
Years ended December 31,	Program	Program	Program	Program	Total

2006
IAN	$(1.0)	$1.0	$—	$—	$—
CMG	(1.3)	2.8	—	—	1.5

Total	$(2.3)	$3.8	$—	$—	$1.5

2005
IAN	$(6.3)	$(0.3)	$(0.4)	$—	$(7.0)
CMG	1.1	0.2	(0.7)	—	0.6
Corporate	(0.2)	(0.4)	(0.3)	—	(0.9)

Total	$(5.4)	$(0.5)	$(1.4)	$—	$(7.3)

2004
IAN	$40.3	$(7.3)	$14.1	$(4.3)	$42.8
CMG	8.1	4.0	5.1	(0.7)	16.5
Corporate	3.7	(1.0)	0.3	(0.1)	2.9

Total	$52.1	$(4.3)	$19.5	$(5.1)	$62.2

During the years ended December 31, 2006 and 2005 net lease termination and other exit costs were primarily related to adjustments to management’s estimates to decrease the restructuring reserves as a result of changes in sublease rental income assumptions and utilization of previously vacated properties by certain of our agencies due to improved economic conditions in certain markets.

During the year ended December 31, 2004 net lease termination and other exit costs were recorded for the vacating of 43 offices located primarily in the U.S. and Europe. Charges were recorded at net present value and were net of estimated sublease rental income. These charges were partially offset primarily by management’s adjustments to estimates as a result of our negotiation of terms upon the exit of leased properties and for reasons similar to those mentioned above for 2006 and 2005. Severance and termination costs were recorded for a worldwide workforce reduction of approximately 400 employees. The restructuring program affected employee groups across all levels and functions, including executive, regional and account management and administrative, creative and media production personnel. These charges were partially offset by adjustments to management’s estimates to reduce the prior restructuring reserves primarily as a result of decreases in the number of terminated employees, change in amounts paid to terminated employees and change in estimates of related restricted stock payments and payroll taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

A summary of the remaining liability for the 2003 and 2001 restructuring programs is as follows:

		Charges	Payments		Charges	Payments
	December 31,	and	and	December 31,	and	and	December 31,
	2004	Adjustments	Other [1]	2005	Adjustments	Other [1]	2006

2003 Program
Lease termination and other exit costs	$51.0	$(5.4)	$(22.0)	$23.6	$(2.3)	$(10.3)	$11.0
Severance and termination costs	7.2	(1.4)	(3.4)	2.4	—	(0.8)	1.6

Total	$58.2	$(6.8)	$(25.4)	$26.0	$(2.3)	$(11.1)	$12.6

2001 Program
Lease termination and other exit costs	$37.2	$(0.5)	$(14.2)	$22.5	$3.8	$(7.6)	$18.7
Severance and termination costs	1.6	—	(1.1)	0.5	—	—	0.5

Total	$38.8	$(0.5)	$(15.3)	$23.0	$3.8	$(7.6)	$19.2

Total Restructuring	$97.0	$(7.3)	$(40.7)	$49.0	$1.5	$(18.7)	$31.8

[1]	Includes amounts representing adjustments to the liability for changes in foreign currency exchange rates.

Note 3:	Acquisitions and Dispositions

Acquisitions

The majority of our acquisitions include an initial payment at the time of closing and provide for additional contingent purchase price payments over a specified time. The initial purchase price of an acquisition is allocated to identifiable assets acquired and liabilities assumed based on estimated fair values with any excess being recorded as goodwill and other intangible assets. These contingent payments, which are also known as “earn-outs” and “put options,” are calculated based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors. Earn-outs and put options are recorded within the financial statements as an increase to goodwill and other intangible assets once the terms and conditions of the contingent acquisition obligations have been met and the consideration is determinable and distributable, or expensed as compensation in our Consolidated Statements of Operations based on the acquisition agreement and the terms and conditions of employment for the former owners of the acquired businesses.

Cash paid and stock issued for acquisitions are comprised of: (i) contingent payments as described above; (ii) further investments in companies in which we already have an ownership interest; and (iii) other payments related to loan notes and guaranteed deferred payments that have been previously recognized on the balance sheet.

We did not complete any acquisitions during 2006 and 2005. We completed two acquisitions during 2004, which were not significant on an individual basis. The results of operations of these acquired companies were included in our consolidated results from the date of close of the transaction. Cash paid and stock issued in 2006 were primarily recorded as an increase to goodwill and other intangible assets and related primarily to acquisitions that were completed prior to December 31, 2000. We made stock payments related to acquisitions initiated in prior years of $11.3, $12.9 and $23.8 during 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Details of cash paid for acquisitions are as follows:

	Years ended December 31,
	2006	2005	2004

Cash paid for current year acquisitions	$—	$—	$14.6
Cash paid for prior acquisitions:
Cost of investment	15.1	91.7	141.6
Compensation expense-related payments	7.8	5.3	20.1
Less: cash acquired	—	—	(0.9)

Net cash paid for acquisitions	$22.9	$97.0	$175.4

Dispositions

Motorsports — On January 12, 2004, we completed the sale of a business comprising the four Motorsports circuits, including Brands Hatch, Oulton Park, Cadwell Park and Snetterton (the “four owned circuits”), owned by our Brands Hatch subsidiaries, to MotorSport Vision Limited. The consideration for the sale was approximately $26.0.

On April 19, 2004, we reached an agreement with the Formula One Administration Limited (“FOA”) to terminate and release our respective guarantee and promoter obligations relating to the British Grand Prix held at the Silverstone racetrack in the United Kingdom (“U.K.”). Under this agreement, we were released from our obligations following the British Grand Prix in July 2004. In exchange for the early termination of the obligations and liabilities, we paid a total of $93.0 to the FOA in two installments of $46.5 each on April 19, 2004 and May 24, 2004. A pre-tax charge of $80.0 was recorded in Motorsports contract termination costs related to this transaction during the second quarter of 2004.

On July 1, 2004, the British Racing Drivers Club (“BRDC”) agreed to vary the terms of the lease agreement relating to the Silverstone race track and we entered into a series of agreements regarding the potential termination of our remaining Motorsports obligations in the U.K. These agreements gave us the right to terminate our lease obligations at the Silverstone race track and related agreements, which we exercised on November 1, 2004. In connection with these agreements, we paid the BRDC approximately $49.0 in three installments during 2004. As a result of these agreements, we recorded a pre-tax charge in the third quarter of 2004 of $33.6 in Motorsports contract termination costs. The payments also include $5.5 in office and general expenses reflecting the amount of lease expense associated with our continued use of the leased property through the third and fourth quarters of 2004. We have exited this business and do not anticipate any additional material charges. Total Motorsports charges consist of long-lived asset impairment and other charges of $3.0 and contract termination costs of $113.6 for the year ended December 31, 2004.

NFO — In July 2004, we received $10.0 from Taylor Nelson Sofres plc (“TNS”) as a final payment with respect to the sale of NFO, which resulted in a $6.5 gain, net of tax. We established reserves for certain income tax contingencies with respect to the determination of our tax basis in NFO for income tax purposes at the time of the disposition of NFO. During the fourth quarter of 2005, $9.0 of these reserves were reversed, as the related income tax contingencies were no longer considered probable based on our preliminary review of our tax basis. The results of NFO are classified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, and, accordingly, the results of operations and cash flows have been removed from our results of continuing operations and cash flows for prior periods.

In connection with the disposition of our NFO World Group Inc. (“NFO”) operations in the fourth quarter of 2003, we established a reserve for certain income tax contingencies with respect to the determination of our tax basis in NFO for income tax purposes. During the third quarter of 2006 we received a final study of the tax basis of our investment, and we determined that the remaining reserve of $5.0 should be reversed as the related contingency is no longer considered probable. The amount was reversed through income from discontinued operations for the year ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Note 4:	Supplementary Data

Valuation and Qualifying Accounts — Allowance for uncollectible accounts receivable

	Years ended December 31,
	2006	2005	2004

Balance at beginning of period	$105.5	$136.1	$134.1
Charged to costs and expenses	1.2	16.9	36.7
Charged to other accounts	0.2	(2.7)	6.0
Deductions:
Dispositions	(5.3)	(3.3)	(3.0)
Uncollectible accounts written off	(25.4)	(32.9)	(45.6)
Foreign currency translation adjustment	5.1	(8.6)	7.9

Balance at end of period	$81.3	$105.5	$136.1

Land, Buildings and Equipment

	December 31,
	2006	2005

Land and buildings	$104.1	$97.0
Furniture and equipment	952.0	954.3
Leasehold improvements	584.9	549.6

	1,641.0	1,600.9
Less: accumulated depreciation	(1,017.0)	(950.9)

Total	$624.0	$650.0

Accrued Liabilities

	December 31,
	2006	2005

Media and production expenses	$1,690.7	$1,517.6
Salaries, benefits and related expenses	460.6	447.2
Office and related expenses	99.2	93.6
Professional fees	46.1	70.4
Restructuring and other reorganization-related	47.3	49.0
Interest	30.0	35.2
Taxes	7.3	46.7
Other	74.8	101.4

Total	$2,456.0	$2,361.1

2005 Restatement Liabilities

As part of the 2005 Restatement, we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are primarily achieved through settlements with clients and vendors but also may occur if a statute of limitations in a jurisdiction has lapsed. For the year ended December 31, 2006, we satisfied $59.1 of these liabilities through cash payments of $53.1 and reductions of certain client receivables of $6.0. The remaining decline was primarily through the release of liabilities due to the lapse of the respective statutes of limitations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Also as part of the 2005 Restatement, we recognized liabilities related to internal investigations and international compensation arrangements. A summary of these and the vendor discounts and credits liabilities is as follows:

	December 31,
	2006	2005

Vendor discounts and credits	$211.2	$284.8
Internal investigations (includes asset reserves)	19.5	24.7
International compensation arrangements	32.3	36.2

Total	$263.0	$345.7

Other Income (Expense)

	Years ended December 31,
	2006	2005	2004

Loss on early extinguishment of debt	$(80.8)	$—	$—
Gains (losses) on sales of businesses	8.1	10.1	(18.2)
Vendor discount and credit adjustments	28.2	2.6	—
Gains on sales of available-for-sale securities and miscellaneous investment income	36.1	16.3	5.4
Investment impairments	(0.3)	(12.2)	(63.4)
Litigation reversals	—	—	32.5
Other income (expense)	3.1	2.7	(7.7)

Total	$(5.6)	$19.5	$(51.4)

Loss on early extinguishment of debt — In November 2006, we retired $400.0 of our 4.50% Convertible Senior Notes due 2023 in connection with the issuance of $400.0 aggregate principal amount of 4.25% Convertible Senior Notes due 2023 and as a result we recorded non-cash charges of $80.8. See Note 10 for further discussion.

Gains (losses) on sales of businesses — In connection with the 2005 sale of a European FCB agency, we released $11.1 into income in the fourth quarter of 2006. This primarily related to certain contingent liabilities that we retained subsequent to the sale, which were resolved in the fourth quarter of 2006. During the fourth quarter of 2005, we had net gains related to the sale of a McCann agency of $18.6, offset partially by a loss of $13.0 from the sale of a European FCB agency. In 2004, we had net losses related to the sale of 19 agencies. The losses related primarily to the sale of a U.S.-based promotions agency, which resulted in a loss of $8.6, and a $6.2 loss for the final liquidation of the Motorsports investment.

Vendor discount and credit adjustments — These adjustments reflect the reversal of certain liabilities, primarily established during the 2005 Restatement, where the statute of limitations has lapsed or where negotiations with clients have resulted in concessions. We believe that presenting amounts realized due to lapses in the statute of limitations or concession settlements as other income or expense prevents the trend of operating results from being distorted.

Gains on sales of available-for-sale securities and miscellaneous investment income — In the second quarter of 2006, we had net gains of $20.9 related to the sale of an investment located in Asia Pacific and the sale of our remaining ownership interest in an agency within The Lowe Group. In addition, during the third quarter of 2006, we sold our interest in a German advertising agency and recognized the related remaining cumulative translation adjustment balance, which resulted in a non-cash benefit of $17.0. In 2005, we had net gains of $8.3 related to the sale of our remaining equity ownership interest in an agency within FCB, and net gains on sales of available-for-sale securities of $7.9, of which $3.8 related to appreciation of Rabbi Trust investments restricted for the purpose of paying our deferred compensation and deferred benefit arrangement liabilities.

Investment Impairments — We recorded investment impairment charges of $12.2 during 2005, primarily related to a $7.1 adjustment of the carrying amount of our remaining unconsolidated investment in Latin America to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

fair value as a result of our intent to sell and $3.7 related to a decline in value of certain available-for-sale investments that were determined to be other than temporary.

We recorded investment impairment charges of $63.4 during 2004, primarily related to a $50.9 charge for an unconsolidated investment in a German advertising agency as a result of a decrease in projected operating results. Additionally, we recorded impairment charges of $4.7 related to unconsolidated affiliates primarily in Israel, Brazil, Japan and India, and $7.8 related to several other available-for-sale investments.

Litigation Reversals — During 2004 the settlement of thirteen class actions under the federal securities laws became final and we agreed to pay $115.0, comprised of $20.0 in cash and $95.0 in shares of our common stock valued at $14.50 per share. We received insurance proceeds of $20.0, which we recorded as a reduction in litigation charges. We also recorded a reduction of $12.5 relating to a decrease in the share price between the tentative settlement date and the final settlement date.

Equity Investments in Unconsolidated Affiliates

Summarized financial information for our equity-basis investments in unconsolidated affiliates, in the aggregate, is as follows:

December 31,
2006

Consolidated Balance Sheet:
Total current assets	$141.6
Total non-current assets	30.5
Total current liabilities	84.3
Total non-current liabilities	3.5

Year ended
December 31,
2006

Consolidated Statement of Operations:
Revenue	$186.2
Operating income	22.8
Net income	16.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Note 5:	Loss Per Share

Earnings (loss) per basic common share equals net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share equals net loss applicable to common stockholders adjusted to exclude preferred stock dividends, allocation to participating securities and interest expense related to potentially dilutive securities divided by the weighted average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued. The following sets forth basic and diluted earnings (loss) per common share applicable to common stock:

	Years ended December 31,
	2006	2005	2004

Basic and Diluted
Loss from continuing operations	$(36.7)	$(271.9)	$(544.9)
Less: preferred stock dividends	47.6	26.3	19.8

	(84.3)	(298.2)	(564.7)

Income from discontinued operations, net of tax	5.0	9.0	6.5

Net loss applicable to common stockholders	$(79.3)	$(289.2)	$(558.2)

Weighted-average number of common shares outstanding — basic and diluted	428.1	424.8	415.3
Loss per share from continuing operations	$(0.20)	$(0.70)	$(1.36)
Earnings per share from discontinued operations	0.01	0.02	0.02

Loss per share — basic and diluted	$(0.19)	$(0.68)	$(1.34)

Basic and diluted shares outstanding and loss per share are equal for all periods presented because our potentially dilutive securities are antidilutive as a result of the net loss applicable to common stockholders. Our participating securities have no impact on our net loss applicable to common stockholders for all full year periods since these securities do not participate in our net loss.

The following table presents the potential shares excluded from diluted earnings (loss) per share because the effect of including these potential shares would be antidilutive:

	Years ended December 31,
	2006	2005	2004

Stock Options and Non-vested Restricted Stock Awards	5.5	4.8	4.0
Contingently Issuable Shares	—	—	1.2
1.80% Convertible Notes	—	—	0.4
1.87% Convertible Notes	—	—	6.1
4.50% Convertible Notes	60.3	64.4	64.4
4.25% Convertible Notes	4.1	—	—
Series A Mandatory Convertible Preferred Stock [1]	26.5	27.7	26.3
Series B Cumulative Convertible Perpetual Preferred Stock	38.4	7.3	—

Total	134.8	104.2	102.4

Securities excluded from diluted earnings (loss) per share calculation because the exercise price was greater than the average market price:
Stock Options [2]	26.3	32.4	35.4
Warrants [3]	37.4	—	—

[1]	The Series A Mandatory Convertible Preferred Stock was no longer outstanding on December 31, 2006 due to the conversion to common stock on December 15, 2006.

[2]	These options represent what is outstanding at the end of the respective year. At the point that the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury stock method would reduce this amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

[3]	The potential dilutive impact of the warrants would be based upon the difference between the market price of one share of our common stock and the stated exercise prices of the warrants. See Note 11 for further discussion.

There were an additional 6.2, 3.3 and 3.0 outstanding options to purchase common shares as of December 31, 2006, 2005 and 2004, respectively, with exercise prices less than the average market price for the respective year. However, these options are not included in the table above presenting the potential shares excluded from diluted earnings (loss) per share due to the application of the treasury stock method and the rules related to stock-based compensation arrangements.

Note 6:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Years ended December 31,
	2006	2005

Foreign currency translation adjustment	$(195.1)	$(188.8)
Unrealized holding gains on securities, net	6.4	24.2
Adjustment for minimum pension liability, net [1]	—	(111.4)
Unrecognized losses, transition obligation and prior service cost, net [2]	(114.3)	—

Accumulated other comprehensive loss, net of tax	$(303.0)	$(276.0)

[1]	The minimum pension liability was eliminated upon the adoption of SFAS No. 158.

[2]	In connection with the adoption of SFAS No. 158 on December 31, 2006, previously unrecognized prior service costs and credits and unrecognized actuarial gains and losses were recognized as an adjustment to accumulated other comprehensive income (loss), net of tax. Such amounts will be adjusted as they are subsequently recognized as components of net periodic benefit cost or income according to current recognition and amortization provisions. See Note 13 for further discussion.

Note 7:	Goodwill and Other Intangible Assets

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

The changes in the carrying value of goodwill by segment for the years ended December 31, 2006 and 2005 are as follows:

	IAN	CMG	Total

Balance as of December 31, 2004	$2,753.5	$388.1	$3,141.6
Goodwill allocated to business dispositions	(24.2)	(1.7)	(25.9)
Goodwill from prior acquisitions	45.4	37.8	83.2
Impairment charges (see Note 8)	(97.0)	—	(97.0)
Other (primarily currency translation)	(65.0)	(6.0)	(71.0)

Balance as of December 31, 2005	$2,612.7	$418.2	$3,030.9

Goodwill allocated to business dispositions	(9.1)	(2.7)	(11.8)
Goodwill from prior acquisitions	11.1	13.2	24.3
Impairment charges (see Note 8)	(27.2)	—	(27.2)
Other (primarily currency translation)	45.0	6.6	51.6

Balance as of December 31, 2006	$2,632.5	$435.3	$3,067.8

Other Intangible Assets

Included in other intangible assets are assets with indefinite lives not subject to amortization and assets with definite lives subject to amortization. Other intangible assets include non-compete agreements, license costs, trade names and customer lists. Intangible assets with definitive lives subject to amortization are amortized on a straight-line basis with estimated useful lives of up to 15 years. The total amortization expense for the years ended December 31, 2006, 2005 and 2004 was $6.2, $1.5 and $6.8, respectively. The following table provides a summary of other intangible assets, which are included in Other Assets:

	Years ended December 31,
	2006	2005

Other intangible assets	$63.4	$64.4
Less: accumulated amortization	(34.4)	(29.4)

Other intangible assets, net	$29.0	$35.0

Note 8:	Long-Lived Asset Impairment and Other Charges

Long-lived assets include land, buildings, equipment, goodwill and other intangible assets. Buildings, equipment and other intangible assets with finite lives are depreciated or amortized on a straight-line basis over their respective estimated useful lives. When necessary, we record an impairment charge for the amount that the carrying value of the asset exceeds the implied fair value.

The following table summarizes the long-lived asset impairment and other charges:

	Years ended December 31,
	2006	2005			2004
							Motor-
	IAN	IAN	CMG	Total	IAN	CMG	sports	Total

Goodwill impairment	$27.2	$97.0	$—	$97.0	$220.2	$91.7	$—	$311.9
Other	—	1.5	0.1	1.6	6.9	0.4	3.0	10.3

Total	$27.2	$98.5	$0.1	$98.6	$227.1	$92.1	$3.0	$322.2

2006

IAN — Our long-term projections, which were updated in the fourth quarter of 2006, showed previously unanticipated declines in discounted future operating cash flows due primarily to recent client losses at one of our domestic advertising reporting units. These discounted future operating cash flow projections indicated that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

implied fair value of the goodwill at this reporting unit was less than its book value resulting in a goodwill impairment charge of $27.2.

2005

IAN — A triggering event occurred subsequent to our 2005 annual impairment test when a major client was lost by Lowe’s London agency and the possibility of losing other clients was considered a higher risk due to recent management defections and changes in the competitive landscape. This caused projected revenue growth to decline. As a result of these changes, our long-term projections showed declines in discounted future operating cash flows. These revised cash flows indicated that the implied fair value of Lowe’s goodwill was less than the related book value resulting in a goodwill impairment charge of $91.0 at our Lowe reporting unit.

IAN — During the third quarter of 2005, we recorded a goodwill impairment charge of $5.8 at a reporting unit within our sports and entertainment marketing business. The long-term projections showed previously unanticipated declines in discounted future operating cash flows and, as a result, these discounted future operating cash flows indicated that the implied fair value of goodwill was less than the related book value.

2004

IAN — During the third quarter of 2004, we recorded goodwill impairment charges of $220.2 at The Partnership reporting unit, which was comprised of Lowe Worldwide, Draft Worldwide, Mullen, Dailey & Associates and Berenter Greenhouse & Webster (“BGW”). Our long-term projections showed previously unanticipated declines in discounted future operating cash flows due to recent client losses, reduced client spending and declining industry valuation metrics. These discounted future operating cash flow projections indicated that the implied fair value of goodwill was less than the related book value. The Partnership was subsequently disbanded in the fourth quarter of 2004 and the remaining goodwill was allocated to the agencies within the Partnership based on the relative fair value of the agencies at the time of disbandment.

CMG — As a result of the annual impairment review, a goodwill impairment charge of $91.7 was recorded at our CMG reporting unit, which was comprised of Weber Shandwick, GolinHarris, DeVries, MWW Group and FutureBrand. The fair value of CMG was adversely affected by declining industry market valuation metrics, specifically, a decrease in the EBITDA multiples used in the underlying valuation calculations. The impact of the lower EBITDA multiples indicated that the implied fair value of goodwill was less than the related book value.

Note 9:	Provision for Income Taxes

The components of income (loss) from continuing operations before provision for (benefit of) income taxes, equity earnings, and minority interest expense are as follows:

	Years ended December 31,
	2006	2005	2004

Domestic	$(103.5)	$54.4	$(72.4)
Foreign	98.5	(241.0)	(194.6)

Total	$(5.0)	$(186.6)	$(267.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

The provision for (benefit of) income taxes on continuing operations consists of:

	Years ended December 31,
	2006	2005	2004

Federal income taxes (including foreign withholding taxes):
Current	$(0.7)	$20.8	$37.2
Deferred	(14.8)	16.0	18.2

	(15.5)	36.8	55.4

State and local income taxes:
Current	14.8	12.2	12.8
Deferred	(24.8)	4.6	(22.6)

	(10.0)	16.8	(9.8)

Foreign income taxes:
Current	62.5	4.3	84.0
Deferred	(18.3)	24.0	132.6

	44.2	28.3	216.6

Total	$18.7	$81.9	$262.2

Effective Tax Rate Reconciliation on Continuing Operations

A reconciliation of the effective income tax rate on continuing operations before equity earnings and minority interest expense as reflected in the Consolidated Statements of Operations to the U.S. federal statutory income tax rate is as follows:

	Years ended December 31,
	2006	2005	2004

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Federal income tax benefit at statutory rate	$(1.8)	$(65.3)	$(93.5)

State and local income taxes, net of federal income tax benefit	(6.5)	3.6	13.7
Impact of foreign operations, including withholding taxes	(5.3)	44.4	77.6
Change in valuation allowance	63.6	69.9	236.0
Goodwill and other long-lived asset impairment charges	3.8	19.8	26.3
Liquidation of Motorsports	—	—	(19.7)
Capitalized expenses	—	10.0	—
Restricted stock	5.3	—	—
Capital gains (losses)	(34.8)	2.2	1.2
Other	(5.6)	(2.7)	20.6

Provision for income taxes	$18.7	$81.9	$262.2

Effective tax rate on operations	(374.0)%	(43.9)%	(98.2)%

Our effective tax rate was negatively impacted by foreign profits subject to tax at different rates and losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances. The difference between the effective tax rate and the statutory federal rate of 35% is also due to state and local taxes, the write-off of deferred tax assets from restricted stock, the release of valuation allowances, non-deductible financing costs and the reversal of previously claimed foreign tax credits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

The components of deferred tax assets consist of the following items:

	Years ended December 31,
	2006	2005

Postretirement/post-employment benefits	$32.4	$36.4
Deferred compensation	187.2	162.7
Pension costs	37.6	36.1
Basis differences in fixed assets	66.2	59.8
Rent	19.8	19.8
Interest	(3.4)	(13.7)
Accruals and reserves	63.7	239.3
Allowance for doubtful accounts	16.3	23.0
Basis differences in intangible assets	(93.1)	(35.4)
Investments in equity securities	3.2	(6.8)
Tax loss/tax credit carry forwards	646.9	447.3
Restructuring and other merger-related costs	11.9	16.9
Other	62.7	(2.8)

Total deferred tax assets, net	1,051.4	982.6
Valuation allowance	(504.0)	(501.0)

Net deferred tax assets	$547.4	$481.6

Valuation and Qualifying Accounts — Valuation Allowance

As required by SFAS No. 109, Accounting for Income Tax (“SFAS No. 109”), we evaluate on a quarterly basis the realizability of our deferred tax assets. SFAS No. 109 requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent sufficient negative evidence under the provisions of SFAS No. 109, and as a result, we determined that certain of our deferred tax assets required the establishment of a valuation allowance. The deferred tax assets for which an allowance was recognized relate primarily to tax credit carryforwards, foreign tax loss and U.S. capital loss carryforwards.

	Years ended December 31,
	2006	2005	2004

Balance at beginning of period	$501.0	$488.6	$252.6
Charged to costs and expenses	63.6	69.9	236.0
Charged to gross tax assets and other accounts	(60.6)	(57.5)	—

Balance at end of period	$504.0	$501.0	$488.6

The valuation allowance is $504.0 and $501.0 at December 31, 2006 and 2005, respectively. The change during 2006 in the deferred tax valuation allowance relates to uncertainties regarding future utilization of tax loss carryforwards, offset primarily by reversals of $45.0 of valuation allowances in two European countries where we believe that it is now more likely than not that those tax loss carryforwards will be utilized. In addition, we believe that it is more likely than not that approximately $29.0 of U.S. capital loss carryforwards and $17.0 of foreign tax credits will not be utilized. We also wrote off previously reserved for deferred tax assets that were deemed to be permanently unrealizable due to the expiration of tax loss carryforwards and sales of certain businesses.

At December 31, 2006, there are $68.6 of tax credit carryforwards with expiration periods beginning in 2009 and ending in 2013. There are also $1,521.8 of loss carryforwards, of which $571.9 are U.S. capital and tax loss carryforwards that expire in the years 2007 through 2024. The remaining $949.9 are non-U.S. tax loss carryforwards of which $718.6 have unlimited carry forward periods and $231.3 have expiration periods from 2007 through 2022

As of December 31, 2006 and December 31, 2005, we had approximately $991.8 and $825.9 of undistributed earnings attributable to foreign subsidiaries, respectively. It is our intention to reinvest undistributed earnings of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

foreign subsidiaries and thereby postpone their remittance. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are permanently reinvested outside the United States. It is not practicable to determine the amount of unrecognized deferred tax liability associated with these temporary differences.

In 2006 we finalized the 1994-1996 IRS audit cycle. We agreed to an IRS adjustment to move a tax deduction into later years. The deferral of this deduction has not impacted our tax provision in 2006.

In addition, in 2006 the IRS completed their field audit of the years 1997 through 2002 and has proposed additions to our taxable income. We have appealed a number of these proposed additions. Further, during the second quarter of 2006, the IRS commenced the audit of the 2003 and 2004 income tax returns.

In 2006, we presented the IRS with an adjustment to our taxable loss for 2004 to claim a deduction for a worthlessness loss of an acquired business which we originally claimed on our 2002 tax return but which the IRS disallowed. We had previously received a refund of approximately $45.0 from the carryback of the 2002 loss to a previous year. In 2006, we paid $52.7, including interest, as a result of the disallowance of this loss deduction for 2002. This loss claim is currently being reviewed by the IRS in conjunction with their audit of the 2003-2004 income tax return.

Also in 2006, a decision was reached to carryback our loss generated in 2005 to 2003. The taxable income in 2003 would be reduced, with the corollary effect of previously claimed foreign tax credits being displaced. The displaced foreign tax credits will become part of our foreign tax credit carryforward, on which a full valuation allowance has been recorded. Accordingly, we have recorded a charge to tax expense in 2006 for this item.

We have various tax years under examination by tax authorities in various countries, such as the United Kingdom, and in various states, such as New York, in which we have significant business operations. It is not yet known whether these examinations will, in the aggregate, result in our paying additional taxes. We have established tax reserves that we believe to be adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and adjust our reserves as additional information or events require. See Note 19 for further information.

Note 10:	Debt

Long-Term Debt

A summary of the carrying amounts and fair values of our long-term debt is as follows:

		Years ended December 31,
	Effective	2006		2005
	Interest	Book	Fair	Book	Fair
	Rate [1]	Value	Value	Value	Value

Floating Rate Senior Unsecured Notes due 2008	—	$—	$—	$250.0	$250.6
5.40% Senior Unsecured Notes due 2009 (less unamortized discount of $0.2)	5.43%	249.8	245.0	249.7	225.0
Floating Rate Senior Unsecured Notes due 2010 (less unamortized discount of $10.1)	8.65%	239.9	253.8	—	—
7.25% Senior Unsecured Notes due 2011	7.25%	499.3	500.0	499.2	465.0
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.8)	6.29%	350.2	322.0	350.3	297.5
4.50% Convertible Senior Notes due 2023	4.50%	400.0	467.2	800.0	834.0
4.25% Convertible Senior Notes due 2023 (plus unamortized premium of $75.2)	0.58%	475.2	487.2	—	—
Other notes payable and capitalized leases — at interest rates from 1.2% to 19.5%		36.8		36.9

Total long-term debt		2,251.2		2,186.1
Less: current portion		2.6		3.1

Long-term debt, excluding current portion		$2,248.6		$2,183.0

[1]	Excludes the effect of related gains/losses on interest rate swaps, as applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Annual maturities as of December 31, 2006 are scheduled as follows:

2007	$2.6
2008 [1]	2.8
2009	257.0
2010	240.9
2011	500.0
Thereafter	1,247.9

Total long-term debt	$2,251.2

[1]	In addition, holders of our $400.0 4.50% Notes may require us to repurchase their 4.50% Notes for cash at par in March 2008. These Notes will mature in 2023 if not converted or repurchased.

Redemption of Long-Term Debt

In August 2005, we redeemed the remainder of our 7.875% Senior Unsecured Notes with an aggregate principal amount of $250.0 at maturity for a total cost of $258.6, which included the principal amount of the Notes, accrued interest to the redemption date, and a prepayment penalty of $1.4. To redeem these Notes we used the proceeds from the sale and issuance in July 2005 of $250.0 Floating Rate Senior Unsecured Notes due 2008.

Floating Rate Senior Unsecured Notes

In December 2006, we exchanged all of our $250.0 Floating Rate Notes due 2008 for $250.0 aggregate principal amount Floating Rate Notes due 2010. The new Floating Rate Notes mature on November 15, 2010 and bear interest at a per annum rate equal to three-month LIBOR plus 200 basis points, 125 basis points less than the interest rate on the old Floating Rate Notes. In connection with the exchange, we made an early participation payment of $41.25 (actual amount) in cash per $1,000 (actual amount) principal amount of old Floating Rate Notes for a total payment of $10.3.

In accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), this transaction is treated as an exchange of debt for accounting purposes because the present value of the remaining cash flows under the terms of the original instrument are not substantially different from those of the new instrument. The new Floating Rate Notes are reflected on our Consolidated Balance Sheet net of the $10.3 early participation payment, which is amortized over the life of the new Floating Rate Notes as a discount, using an effective interest method, and recorded in interest expense. Direct fees associated with the exchange of $3.5 were reflected in interest expense.

4.25% and 4.50% Convertible Senior Notes

In November 2006, we exchanged $400.0 of our 4.50% Convertible Senior Notes due 2023 (the “4.50% Notes”) for $400.0 aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (the “4.25% Notes”). As required by EITF 96-19, this exchange is treated as an extinguishment of the 4.50% Notes and an issuance of 4.25% Notes for accounting purposes because the present value of the remaining cash flows plus the fair value of the embedded conversion option under the terms of the original instrument are substantially different from those of the new instrument. As a result, the 4.25% Notes are reflected on our Consolidated Balance Sheet at their fair value at issuance, or $477.0. We recorded a non-cash charge in the fourth quarter of 2006 of $77.0 reflecting the difference between the fair value of the new debt and the carrying value of the old debt. The difference between fair value and carrying value will be amortized through March 15, 2012, which is the first date holders may require us to repurchase the 4.25% Notes, resulting in a reduction of reported interest expense in future periods. We also recorded a non-cash charge of $3.8 for the extinguishment of unamortized debt issuance costs related to the exchanged 4.50% Notes.

Our 4.25% Notes are convertible into our common stock at a conversion price of $12.42 per share, subject to adjustment in specified circumstances including any payment of cash dividends on our common stock. The conversion rate of the new notes is also subject to adjustment for certain events arising from stock splits and combinations, stock dividends, certain cash dividends and certain other actions by us that modify our capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

structure. The 4.25% Notes are convertible at any time if the average price of our common stock for 20 trading days immediately preceding the conversion date is greater than or equal to a specified percentage of the conversion price, beginning at 118.5% in 2006 and declining 0.5% each year until it reaches 110% at maturity. They are also convertible, regardless of the price of our common stock, if: (i) we call the 4.25% Notes for redemption; (ii) we make specified distributions to shareholders; (iii) we become a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities); or (iv) the credit ratings assigned to the 4.25% Notes by any two of Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are lower than Ba2, BB and BB, respectively, or the 4.25% Notes are no longer rated by at least two of these ratings services. Because of our current credit ratings, the 4.25% Notes are currently convertible. The 4.25% Notes are also convertible, whether or not the above conditions are met, from February 15 to March 15, 2023.

Holders of the 4.25% Notes may require us to repurchase the 4.25% Notes on March 15, 2012 for cash and on March 15, 2015 and March 15, 2018, for cash or our common stock or a combination of cash and common stock, at our election. Additionally, investors may require us to repurchase the 4.25% Notes in the event of certain change of control events that occur prior to March 15, 2012, for cash or our common stock or a combination of cash and common stock, at our election. At our option, we may redeem the 4.25% Notes on or after March 15, 2012 for cash. The redemption price in each of these instances will be 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest, if any. The 4.25% Notes also provide for an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.

In accordance with EITF 03-6, the 4.25% Notes are not considered securities with participation rights in earnings available to common stockholders as there are no features attached to this security that allow holders to participate in our undistributed earnings.

Our 4.50% Notes are convertible into our common stock at a conversion price of $12.42 per share, subject to adjustment in specified circumstances. They are convertible at any time if the average price of our common stock for 20 trading days immediately preceding the conversion date is greater than or equal to a specified percentage, beginning at 120% in 2003 and declining 0.5% each year until it reaches 110% at maturity, of the conversion price. They are also convertible, regardless of the price of our common stock, if: (i) we call the 4.50% Notes for redemption; (ii) we make specified distributions to shareholders; (iii) we become a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities) or (iv) the credit ratings assigned to the 4.50% Notes by any two of Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are lower than Ba2, BB and BB, respectively, or the 4.50% Notes are no longer rated by at least two of these ratings services. Because of our current credit ratings, the 4.50% Notes are currently convertible.

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

In accordance with EITF 03-6, the 4.50% Notes are considered securities with participation rights in earnings available to common stockholders due to the feature of these securities that allows investors to participate in cash dividends paid on our common stock. For periods in which we experience net income, the impact of these securities’ participation rights is included in the calculation of earnings per share. For periods in which we experience a net loss, the 4.50% Notes have no impact on the calculation of earnings per share due to the fact that the holders of these securities do not participate in our losses.

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

Credit Arrangements

We have a committed credit agreement and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2006 and 2005, there were no borrowings under our committed credit facilities. However, there were borrowings under the uncommitted facilities made by several of our subsidiaries outside the United States. We have guaranteed the repayment of some of these borrowings by our subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities as of December 31, 2006 and 2005 was approximately 5% in each year. A summary of our credit facilities is as follows:

	Years ended December 31,
	2006				2005
	Total	Amount	Letters	Total	Total	Amount	Letters	Total
	Facility	Outstanding	of Credit	Available	Facility	Outstanding	of Credit	Available

Committed
Credit Agreement	$750.0	—	$219.9	$530.1	$—	$—	$—	$—
Three-Year Revolving Credit Facility	—	—	—	—	500.0	—	162.4	337.6
Other Facilities	—	—	—	—	0.7	—	—	0.7

	$750.0	$—	$219.9	$530.1	$500.7	$—	$162.4	$338.3
Uncommitted
Non-U.S.	$518.9	$80.3	$1.1	$437.5	$516.2	$53.7	$—	$462.5

Our primary credit agreement is a $750.0 Three-Year Credit Agreement, dated as of June 13, 2006 (the “Credit Agreement”). Under the Credit Agreement, a special-purpose entity called ELF Special Financing Ltd. (“ELF”) acts as the lender and letter of credit issuer. In connection with entering into the Credit Agreement, we terminated our previous committed credit agreement, the Amended and Restated Three-Year Credit Agreement, dated as of May 10, 2004, as amended. ELF is obligated at our request to make cash advances to us and to issue letters of credit for our account, in an aggregate amount not to exceed $750.0 outstanding at any time. The aggregate face amount of letters of credit may not exceed $600.0 at any time. Our obligations under the Credit Agreement are unsecured. The Credit Agreement is a revolving facility, under which amounts borrowed may be repaid and borrowed again, and the aggregate available amount of letters of credit may decrease or increase, subject to the overall limit of $750.0 and the $600.0 limit on letters of credit. We are not subject to any financial or other material restrictive covenants under the Credit Agreement.

We pay commitment fees on the undrawn amount, less the letters of credit, under the Credit Agreement and commissions on the amounts available to be drawn under the letters of credit at 0.78% per annum. In addition, we pay a facility fee equal to 0.15% per annum on the undrawn amount, including letters of credit, under the facility. If we draw under the facility, interest is payable on any outstanding advances under the Credit Agreement at 3-month LIBOR plus 0.78% per annum. The Credit Agreement will expire on June 15, 2009.

We entered into the Credit Agreement during the second quarter of 2006 as part of a transaction we refer to as the “ELF Financing.” ELF is a special-purpose entity incorporated in the Cayman Islands, in which we have no equity or other interest and which we do not consolidate for financial reporting purposes. In the ELF Financing, institutional investors purchased from ELF debt securities issued by ELF (the “ELF Notes”) and warrants issued by us (refer to Note 11). ELF received $750.0 in proceeds from these sales, which it used to purchase AAA-rated liquid assets. It will hold the liquid assets pending any request for borrowing from us or any drawing on any letters of credit issued for our account under the Credit Agreement, which ELF will fund by selling liquid assets. We are not the issuer of the ELF Notes and are not party to the indenture governing the ELF Notes. In conjunction with the ELF Financing we paid $41.2 of issuance costs, with the offset recorded in other assets. The issuance costs consist of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

approximately $25.0 of underwriting commissions, legal and accounting fees, printing costs and other fees or expenses, with the balance in a fee to one of the initial purchasers for its services as structuring agent for the offering. These costs will be amortized through the exercise date of the warrants on a straight-line basis as a component of interest expense.

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

Cash Poolings

We aggregate our net domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash net of overdrafts for each pooling arrangement. As of December 31, 2006 and 2005, a gross amount of $1,052.5 and $842.6, respectively, in cash was netted against an equal gross amount of overdrafts under pooling arrangements.

Note 11:	Warrants

As part of the ELF Financing completed during the second quarter of 2006, we issued 67.9 warrants, consisting of 29.1 capped warrants (“Capped Warrants”) and 38.8 uncapped warrants (“Uncapped Warrants”). In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), we recorded $63.4 of deferred warrant cost in other assets, with the offset recorded to additional paid-in capital within stockholders’ equity. This amount is a non-cash transaction and represents the fair value of the warrants at the transaction close date estimated using the Black-Scholes option-pricing model, which requires reliance on variables including the price volatility of the underlying stock. The deferred warrant cost will be amortized through the exercise date of the warrants as issuance costs on a straight-line basis as a non-cash element of interest expense. As of December 31, 2006, $11.4 has been recognized as interest expense.

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

Concurrently with the issuance of the warrants described above, we entered into call spread transactions with four different counterparties to reduce the potential dilution or cash cost upon exercise of the Uncapped Warrants. Each transaction gives us the right to receive, upon expiration of the options thereunder, an amount in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our option. The amount will be based, subject to customary adjustments, on the difference between the market price of one share of our common stock (calculated as the average share price over 30 trading days following expiration) and $11.91 per share, the exercise price of the Uncapped Warrants. The amount deliverable to us under the call spread transactions, however,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

is capped so we will not receive any amount relating to appreciation of our common stock above $14.38 per share, and we will incur dilution or cash costs upon exercise of the Uncapped Warrants to the extent our share price exceeds $14.38 per share at that time. The four transactions cover an aggregate notional amount of 38.8 shares, equivalent to the full number of the Uncapped Warrants, and had an aggregate purchase price of $29.2. In accordance with EITF 00-19 the cost of the four transactions has been recorded as a reduction to additional paid-in capital within stockholders’ equity.

In accordance with EITF 03-6, the warrants are not considered securities with participation rights in earnings available to common stockholders due to the contingent nature of the exercise feature of these securities.

Note 12:	Convertible Preferred Stock

Series A Preferred Stock

On December 15, 2006, each share of our 5.375% Series A Mandatory Convertible Preferred Stock (“Series A Preferred Stock”) converted into 3.7037 shares of our common stock. We had 7.475 shares of Series A Preferred Stock outstanding which resulted in an issuance of 27.7 shares of our common stock. We paid dividends of $20.1, or $2.6875 per share, on our Series A Preferred Stock during 2006 and 2005, respectively.

Series B Preferred Stock

On October 24, 2005, we completed a private offering of 0.525 shares of our 5.25% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) at an aggregate offering price of $525.0. The net proceeds from the sale were $507.3 after deducting discounts to the initial purchasers and the expenses of the offering.

Each share of our Series B Preferred Stock has a liquidation preference of $1,000 per share and is convertible at the option of the holder at any time into 73.1904 shares of our common stock, subject to adjustment upon the occurrence of certain events, which represents a conversion price of $13.66, representing a conversion premium of approximately 30% over our closing stock price on October 18, 2005 of $10.51 per share. On or after October 15, 2010, each share of the Series B Preferred Stock may be converted at our option if the closing price of our common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference of $1,000 per share for 20 trading days during any consecutive 30 trading day period. Holders of the Series B Preferred Stock will be entitled to an adjustment to the conversion rate if they convert their shares in connection with a fundamental change meeting certain specified conditions.

The Series B Preferred Stock is junior to all of our existing and future debt obligations and senior to our common stock, with respect to payments of dividends and rights upon liquidation, winding up or dissolution, to the extent of the liquidation preference of $1,000 per share. There are no registration rights with respect to the Series B Preferred Stock, shares of our common stock issuable upon conversion thereof or any shares of our common stock that may be delivered in connection with a dividend payment.

In accordance with EITF 03-6, the Series B Preferred Stock is not considered a security with participation rights in earnings available to common stockholders due to the contingent nature of the conversion feature of these securities.

Payment of Dividends

The terms of our Series B Preferred Stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on the Series B Preferred Stock have been or contemporaneously are declared and paid, or provision for the payment thereof has been made.

We paid dividends of $26.9, or $51.1875 per share, on our Series B Preferred Stock during 2006. The initial dividend on our Series B Preferred Stock was $6.2, or $11.8125 per share, and was declared on December 19, 2005 and paid in cash on January 17, 2006. Regular quarterly dividends, if declared, are $6.9, or $13.125 per share. Dividends on each share of Series B Preferred Stock are payable quarterly in cash or, if certain conditions are met, in common stock, at our option, on January 15, April 15, July 15 and October 15 of each year. The dividend rate of the Series B Preferred Stock will be increased by 1.0% if we do not pay dividends on the Series B Preferred Stock for six

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

quarterly periods (whether consecutive or not). The dividend rate will revert back to the original rate once all unpaid dividends are paid in full. The dividend rate of the Series B Preferred Stock will also be increased by 1.0% if we do not file our periodic reports with the SEC within 15 days after the required filing date during the first two-year period following the closing of the offering.

Dividends on our Series B Preferred Stock are cumulative from the date of issuance and are payable on each payment date to the extent that we have assets that are legally available to pay dividends and our Board of Directors or an authorized committee of our Board declares a dividend payable. Pursuant to the terms of the Series B Preferred Stock, if we do not pay dividends on any series of our preferred stock for six quarterly periods (whether consecutive or not), then holders of all series of our preferred stock then outstanding will have the right to elect two additional directors to the Board. These additional directors will remain on the Board until all accumulated and unpaid dividends on our cumulative preferred stock have been paid in full, or to the extent any series of non-cumulative preferred stock is outstanding, until non-cumulative dividends have been paid regularly for at least one year.

Note 13:	Employee Benefits

Pension Plans

We have a defined benefit pension plan (“Domestic Plan”) which covers substantially all regular domestic employees employed through March 31, 1998. This plan features a traditional career pay benefit as well as a cash balance benefit, which was added in 1992. Post-1992 participants are eligible for the cash balance benefit only. For pre-1992 participants, the benefit is the greater of the cash balance benefit or the career pay benefit formula. Participants are eligible to receive their benefit in the form of a lump sum payment or an annuity. Effective April 1, 1998, plan participation and benefit accruals for the Domestic Plan were frozen and participants with less than five years of service became fully vested. As of December 31, 2006, there were approximately 4,700 participants in the Domestic Plan. Participants with five or more years of participation in the Domestic Plan as of March 31, 1998 retained their vested balances in the Domestic Plan and also became eligible for payments under a compensation arrangement, the “Supplemental Compensation Plan” (described below). Some of our agencies have additional domestic plans covering a total of approximately 300 employees. These plans are also closed to new participants.

We also have numerous plans outside the United States, some of which are funded, while others provide payments at the time of retirement or termination under applicable labor laws or agreements. The Interpublic Pension Plan in the U.K. (“U.K. Pension Plan”) is the most material foreign pension plan in terms of the benefit obligation and plan assets. This plan is a defined benefit plan offering plan participants a final average pay benefit. Effective November 1, 2002, the U.K. Pension Plan was closed to new entrants, but existing participants continue to earn benefits under the plan. New employees after November 1, 2002 may be eligible to join the industry wide plan that operates on a defined contribution basis. As of December 31, 2006, there were approximately 1,700 participants in the U.K. Pension Plan.

We included certain additional foreign pension plans’ information in our 2006 disclosure that was not included in our 2005 disclosure. We have included the net periodic cost, as well as the benefit obligations and assets related to these plans as of and for the years ended December 31, 2006 and 2005. The benefit obligations and assets for these plans are classified as “other” adjustments within the Pension and Postretirement Benefit Obligation table below. These plans do not have a material impact on our Consolidated Balance Sheets or Statements of Operations in 2006 or 2005.

Postretirement Benefit Plans

Some of our subsidiaries provide postretirement health benefits to eligible employees and their dependents and postretirement life insurance to eligible employees. For domestic employees to be eligible for postretirement health benefits, an employee had to be hired prior to January 1, 1988 (June 22, 2001 for domestic employees of the former True North Communications companies). To be eligible for life insurance, an employee had to be hired prior to December 1, 1961 (June 22, 2001 for domestic employees of the former True North Communications companies). Benefits are provided to retirees before and after eligibility for Medicare, and our cost is based on each participant’s retirement date and pre- and post-Medicare eligibility. As of December 31, 2006, there were approximately 3,500 participants in these plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Our postretirement health benefits plans are unfunded, and we pay claims as presented by the plans’ administrator. The postretirement life insurance plan is insured and we pay premiums to the plan administrator.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of postretirement health benefits plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. The prescription drug benefit provided to certain participants in the postretirement medical plan is at least actuarially equivalent to the Medicare Part D benefit, and, accordingly, we are entitled to a subsidy. Our application for the subsidy for our retirees was accepted by the Department of Health and Human Services, with the exception of certain participants of the True North postretirement benefit plan, whose benefits we believe are not actuarially equivalent to the Medicare Part D benefit and therefore not eligible for the Medicare Part D subsidy. We elected to prospectively recognize the effect of the Act during the third quarter of 2004. The expected subsidy reduced the accumulated postretirement benefit obligation by $5.0 at adoption, and the net periodic cost by $1.0, $1.0 and $0.3 for 2006, 2005 and 2004, respectively, compared to the amount calculated without considering the effects of the subsidy.

Adoption of SFAS No. 158

On September 29, 2006, the FASB issued SFAS No. 158. SFAS No. 158 requires an employer to recognize an asset or liability for the overfunded or underfunded status of their pension and other postretirement benefit plans. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. SFAS No. 158 requires employers to recognize all unrecognized transition obligations and assets, prior service costs and credits and actuarial gains and losses in accumulated other comprehensive income (loss), net of tax. Such amounts are adjusted as they subsequently recognize the components of net periodic benefit cost or income pursuant to the current recognition and amortization provisions. The following table summarizes the effect of required changes in the additional minimum liability (AML) as of December 31, 2006 prior to the adoption of SFAS No. 158 as well as the impact of the initial adoption of SFAS No. 158 for domestic plans, the principal foreign pension plans and the postretirement benefit plan.

	December 31, 2006
	Prior to		December 31, 2006
	SFAS No. 158		Post SFAS No. 158
	Adjustments	Adjustments	Adjustments

Pension assets	$6.9	$(0.7)	$6.2
Other assets	0.7	(0.7)	—
Pension liabilities	187.6	37.6	225.2
Postretirement liabilities	49.1	20.8	69.9
Accumulated other comprehensive loss	(71.7)	(42.6)	(114.3)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

	Domestic	Foreign
	Pension	Pension	Postretirement
	Plans	Plans	Benefit Plans	Total

Actuarial gain	$4.9	$3.2	$1.1	$9.2
Prior service cost (credit)	—	0.5	(0.1)	0.4
Transition obligation	—	0.1	0.1	0.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Pension and Postretirement Net Periodic Cost

The following table identifies the components of net periodic cost for the domestic pension plans, the principal foreign pension plans, and the postretirement benefit plans.

							Postretirement
	Domestic Pension Plans			Foreign Pension Plans			Benefit Plans
Years ended December 31,	2006	2005	2004	2006	2005	2004	2006	2005	2004

Service cost	$0.8	$0.7	$0.7	$17.5	$17.2	$17.1	$0.5	$0.7	$0.4
Interest cost	8.9	8.6	8.7	22.8	21.7	18.1	3.5	3.8	3.9
Expected return on plan assets	(9.3)	(9.4)	(9.9)	(19.8)	(14.9)	(11.6)	—	—	—
Curtailment gains	(0.1)	—	—	(2.3)	(2.2)	—	—	—	—
Settlement losses	—	—	—	0.5	1.4	—	—	—	—
Special termination benefits	—	—	—	—	4.9	—	—	—	—
Amortization of:
Transition obligation	—	—	—	0.2	1.4	—	0.1	0.1	0.2
Prior service cost (credit)	0.1	(0.2)	(0.1)	0.2	0.1	—	(0.1)	(0.1)	—
Unrecognized actuarial losses	7.0	6.3	4.1	6.5	6.7	4.9	0.7	0.9	0.4
Other	—	—	—	(0.2)	0.8	—	—	—	—

Net periodic cost	$7.4	$6.0	$3.5	$25.4	$37.1	$28.5	$4.7	$5.4	$4.9

The weighted-average assumptions used to determine the net periodic cost are as follows:

							Postretirement
	Domestic Pension Plans			Foreign Pension Plans			Benefit Plans
Years ended December 31,	2006	2005	2004	2006	2005	2004	2006	2005	2004

Discount rate	5.41%	5.45%	6.15%	4.38%	4.81%	5.20%	5.50%	5.50%	6.25%
Rate of compensation increase	N/A	N/A	N/A	3.29%	3.26%	3.50%	N/A	N/A	N/A
Expected return on plan assets	8.17%	8.63%	8.65%	6.52%	6.28%	6.35%	N/A	N/A	N/A

Pension and Postretirement Benefit Obligation

Significant foreign pension plan settlements occurred during 2006, primarily related to the Netherlands pension plans’ conversion to defined contribution plans. Previously unrecognized actuarial gains were recognized as the obligations related to those plans were settled.

The change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the domestic pension plans, the principal foreign pension plans, and the postretirement benefit plans are as follows:

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
Years ended December 31,	2006	2005	2006	2005	2006	2005

Change in projected benefit obligation
Projected benefit obligation at January 1	$169.0	$167.6	$497.1	$447.5	$73.2	$72.2
Service cost	0.8	0.7	17.5	17.2	0.5	0.7
Interest cost	9.0	8.6	22.7	21.7	3.5	3.8
Benefits paid	(17.4)	(13.4)	(24.1)	(25.3)	(7.5)	(6.4)
Plan participant contributions	—	—	2.2	2.9	1.5	1.4
Plan amendments	—	—	1.4	—	—	(1.2)
Actuarial losses (gains)	—	5.5	(25.8)	49.7	(1.3)	2.7
Curtailments	(5.8)	—	(3.1)	(2.4)	—	—
Settlements	—	—	(34.8)	(5.3)	—	—
Special termination benefits	—	—	—	4.9	—	—
Foreign currency effect	—	—	49.3	(49.3)	—	—
Other	0.8	—	6.0	35.5	—	—

Projected benefit obligation at December 31	$156.4	$169.0	$508.4	$497.1	$69.9	$73.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
Years ended December 31,	2006	2005	2006	2005	2006	2005

Change in fair value of plan assets
Fair value of plan assets at January 1	$116.3	$119.2	$275.3	$213.6	$—	$—
Actual return on plan assets	15.5	9.4	30.2	48.0	—	—
Employer contributions	17.9	1.1	24.8	33.0	6.0	5.0
Plan participant contributions	—	—	2.2	2.9	1.5	1.4
Benefits paid	(17.4)	(13.4)	(24.2)	(25.3)	(7.5)	(6.4)
Settlements	—	—	(35.6)	(5.3)	—	—
Foreign currency effect	—	—	30.4	(24.6)	—	—
Other	0.8	—	9.6	33.0	—	—

Fair value of plan assets at December 31	$133.1	$116.3	$312.7	$275.3	$—	$—

Reconciliation of funded status to total amount recognized
Funded status of the plans	$(23.3)	$(52.7)	$(195.7)	$(221.8)	$(69.9)	$(73.2)
Unrecognized net actuarial losses	—	77.5	—	111.9	—	22.8
Unrecognized prior service cost (credit)	—	0.6	—	0.2	—	(1.1)
Unrecognized transition cost	—	—	—	1.4	—	1.1

Net asset (liability) recognized	$(23.3)	$25.4	$(195.7)	$(108.3)	$(69.9)	$(50.4)

Amounts recognized in consolidated balance sheet
Non-current asset	$1.8	$—	$4.4	$—	$—	$—
Current liability	—	—	(7.0)	—	(5.9)	—
Non-current liability	(25.1)	—	(193.1)	—	(64.0)	—
Accrued benefit liability	—	(47.4)	—	(182.0)	—	(50.4)
Intangible asset	—	0.6	—	1.1	—	—
Accumulated other comprehensive loss	—	72.2	—	72.6	—	—

Net asset (liability) recognized	$(23.3)	$25.4	$(195.7)	$(108.3)	$(69.9)	$(50.4)

Accumulated benefit obligation	$156.4	$163.7	$462.2	$454.6

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$59.0		$76.4		$20.8
Prior service cost (credit)	0.2		1.5		(0.9)
Transition obligation	—		0.9		0.9

Total amount recognized	$59.2		$78.8		$20.8

	Domestic Pension Plans		Foreign Pension Plans
Years ended December 31,	2006	2005	2006	2005

Plans with underfunded or unfunded accumulated benefit obligation
Aggregate projected benefit obligation	$142.9	$169.0	$496.3	$493.7
Aggregate accumulated benefit obligation	142.9	163.7	455.0	452.5
Aggregate fair value of plan assets	117.7	116.3	296.3	271.9

Differences between the aggregate balance sheet amounts listed above and the totals reported in our Consolidated Balance Sheets and our Consolidated Statements of Stockholders’ Equity and Comprehensive Loss relate to the non-material foreign plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

The weighted-average assumptions used in determining the actuarial present value of our benefit obligations are as follows:

	Domestic		Foreign		Postretirement
	Pension Plans		Pension Plans		Benefit Plans
Years ended December 31,	2006	2005	2006	2005	2006	2005

Discount rate	5.68%	5.41%	4.82%	4.34%	5.75%	5.50%
Rate of compensation increase			3.66%	3.28%
Healthcare cost trend rate assumed for next year Initial rate (weighted-average)					9.50%	10.00%
Year ultimate rate is reached					2015	2015
Ultimate rate					5.50%	5.50%

Determination of Discount Rates

For the domestic pension and postretirement benefit plans, we determine our discount rate based on the estimated rate at which annuity contracts could be purchased to effectively settle the respective benefit obligations. In determining the discount rate, we utilize a yield curve based on Moody Aa-rated corporate non-callable bonds. Each plan’s projected cash flow is matched to this yield curve and a present value is developed, which is then used to develop a single equivalent discount rate. The average duration of our domestic pension and postretirement health care obligations was 10 years as of December 31, 2006.

For the foreign pension plans, we determine a discount rate by referencing market yields on high quality corporate bonds in the local markets with the appropriate term at December 31, 2006.

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

Approximately 90% of the foreign plan assets are part of the U.K. Pension Plan. The U.K. Pension Plan’s statement of investment principles specifies benchmark allocations by asset category for each investment manager employed, with specified ranges around the central benchmark allocation. For the U.K. Pension Plan, we determine the expected rate of return by utilizing a weighted average approach based on the current long-term expected rates of return for each asset category. The long-term expected rate of return for the equity category is based on the current long-term rates of return available on government bonds and applying suitable risk premiums that consider historical market returns and current market expectations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

As of December 31, 2006 our domestic and foreign (primarily the U.K.) pension plans’ target asset allocations for 2007, as well as the actual asset allocations at December 31, 2006 and 2005, are as follows:

			Plan Assets at December 31,
	2007 Target Allocation		Domestic		Foreign
Asset category	Domestic	Foreign	2006	2005	2006	2005

Equity securities	50%	66%	52%	49%	66%	64%
Fixed income securities	25%	22%	22%	23%	22%	28%
Real estate	10%	5%	7%	9%	5%	3%
Other	15%	7%	19%	19%	7%	5%

Total	100%	100%	100%	100%	100%	100%

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

Healthcare Cost Trend

Assumed healthcare cost trend rates have a moderate effect on the amounts reported for the postretirement benefit plans. We develop our healthcare cost trend rate assumptions based on data collected on recent trends and forecasts. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect of a one percentage point change in assumed healthcare cost trend
— on total service and interest cost components	$0.1	$(0.1)
— on postretirement benefit obligation	1.5	(1.5)

Cash Flows

Contributions — For 2007, we do not expect to contribute to our domestic pension plans, and we expect to contribute $20.6 to our foreign pension plans. During 2006, we contributed $17.9 to our domestic pension plans and $24.8 to our foreign pension plans.

Estimated Future Payments — The following estimated future payments, which reflect future service, as appropriate, are expected to be paid in the years indicated:

	Domestic	Foreign	Postretirement
Years	Pension Plans	Pension Plans	Benefit Plans

2007	$13.2	$20.4	$6.3
2008	12.9	19.9	6.1
2009	12.6	26.2	6.1
2010	11.9	21.3	6.0
2011	11.7	22.5	5.9
2012-2016	55.3	139.2	26.9

The estimated future payments for our postretirement benefit plans are before any estimated federal subsidies expected to be received under the Act. Federal subsidies are estimated to range from $0.4 in 2007, to $0.5 in 2011 and are estimated to be $2.4 for the period 2012-2016.

Supplemental Compensation Plan

As discussed above, participants with five or more years of participation in the Domestic Plan as of March 31, 1998 became eligible for payments under the Supplemental Compensation Plan. Under this plan, each participant is eligible for an annual allocation, which approximates the projected discontinued pension benefit accrual (formerly made under the cash balance formula in the Domestic Plan) plus interest, while they continue to work for us. Payments began in 2003 and are scheduled to end in 2008. As of December 31, 2006 and 2005, the Supplemental Compensation Plan liability recorded was $5.4 and $7.3, respectively. Amounts expensed for the Supplemental Compensation Plan in 2006, 2005 and 2004 were $0.6, $1.0 and $5.4, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Savings Plans

We sponsor a defined contribution plan (“Savings Plan”) that covers substantially all domestic employees. The Savings Plan permits participants to make contributions on a pre-tax and/or after-tax basis. The Savings Plan allows participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. We contributed $31.2, $29.9 and $28.0 to the Savings Plan in 2006, 2005 and 2004, respectively. We also expect to contribute $8.9 to the Savings Plan for the performance-based discretionary match for 2006. In addition, we maintain defined contribution plans in various countries and contributed $11.8, $5.3 and $3.9 to these plans in 2006, 2005 and 2004, respectively.

Deferred Compensation and Benefit Arrangements

We have deferred compensation arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation, or (ii) result in us contributing an amount to the participant’s account. The arrangements typically provide that the participant will receive the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service or upon retirement or termination. As of December 31, 2006 and 2005, the deferred compensation liability balance recorded was $143.9 and $141.3, respectively. Amounts expensed for deferred compensation arrangements in 2006, 2005 and 2004 were $10.3, $10.2 and $8.8, respectively.

We have deferred benefit arrangements with certain key officers and employees which provide participants with an annual payment, payable when the participant attains a certain age and after the participant’s employment has terminated. The deferred benefit liability recorded on as of December 31, 2006 and 2005 was $157.9 and $151.5, respectively. Amounts expensed for deferred benefit arrangements in 2006, 2005 and 2004 were $13.7, $30.9 and $17.1, respectively.

A significant assumption used to estimate certain deferred benefit liabilities is a participant’s retirement age. For one of our more significant deferred benefit arrangements, during the fourth quarter of 2005, based on an analysis of recent trends, we determined most eligible participants were retiring and beginning to collect their deferred benefits at age 60. This compares to previous periods which used an assumed retirement of age 65 within the related deferred benefit liability calculation. This change in estimate, recorded during the fourth quarter of 2005, resulted in a $14.8 charge to salaries and related expenses, with a corresponding increase to the deferred benefit liability.

We have purchased life insurance policies on participants’ lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2006 and 2005, the cash surrender value of these policies was $117.0 and $132.8, respectively. In addition to the life insurance policies, certain investments are held for the purpose of paying the deferred compensation and deferred benefit liabilities. These investments, along with the life insurance policies, are held in a separate trust and are restricted for the purpose of paying the deferred compensation and the deferred benefit arrangement liabilities. As of December 31, 2006 and 2005, the value of such investments in the trust was $88.5 and $86.1, respectively. The short-term investments, long-term investments and cash surrender value of the policies in the trust are included in cash and cash equivalents, investments and other assets, respectively.

Long-term Disability Plan

We have a Long-term Disability (“LTD”) plan which provides income replacement benefits to eligible participants who are unable to perform their job duties during the first 24 months of disability. Benefits are continued thereafter if the participant is unable to perform any job related to his or her education, training or experience, provided the participants receive disability benefits from Social Security. As all income replacement benefits are fully insured, no related obligation is required at December 31, 2006 and 2005. In addition to income replacement benefits, all LTD participants continue to receive medical, dental and life insurance benefits up to age 65 (subject to minimum periods depending on the participants’ age at time of disability). We have recorded an obligation of $6.9 and $9.3 as of December 31, 2006 and 2005, respectively, related to medical, dental benefits and life insurance benefits for LTD participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Note 14:	Stock-Based Compensation

2006 Performance Incentive Plan

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

Adoption of SFAS No. 123R

The following table summarizes the net incremental stock-based compensation expense included in salaries and related expenses as a result of the adoption of SFAS No. 123R:

Year ended
December 31,
2006

Loss from continuing operations before provision for income taxes	$1.9
Net loss	$0.7
Net loss applicable to common stockholders	$0.7

The impact on basic and diluted loss per share was less than one cent for the year ended December 31, 2006. On January 1, 2006, we recorded a benefit from the cumulative effect of the change in accounting principle due to the initial adoption of SFAS No. 123R of $3.6 ($2.3, net of tax) in salaries and related expenses.

The following table summarizes stock-based compensation expense included in salaries and related expenses:

	Years ended December 31,
	2006	2005	2004

Stock-based compensation expense	$72.3	$46.1	$34.1
Tax benefit	$24.4	$15.9	$11.6

In addition, stock-based compensation expense of $4.9 is included in other reorganization-related charges for the year ended December 31, 2006. See Note 2 for further explanation.

In accordance with FSP No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, we elected an alternative simplified method to calculate the windfall tax pool (the “APIC pool”). Under this FSP, a company may use a simplified method to calculate the beginning balance of the APIC pool related to employee compensation and to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123R. As a result of this change in accounting principle, SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3, requires us to record the impact of this election retrospectively to all prior periods affected. See Note 22 for further information describing the impact.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

The following table illustrates the pro forma effect on net loss applicable to common stockholders and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123 to all stock-based employee compensation, net of forfeitures for our stock option and ESPP plans for the year ended December 31, 2005 and 2004.

	Years ended December 31,
	2005	2004

As reported, net loss	$(262.9)	$(538.4)
Dividends on preferred stock	26.3	19.8

Net loss applicable to common stockholders	$(289.2)	$(558.2)
Add back:
Stock-based employee compensation expense included in net loss applicable to common stockholders, net of tax	30.2	22.5
Less:
Total fair value of stock-based employee compensation expense, net of tax	(62.6)	(51.3)

Pro forma net loss applicable to common stockholders	$(321.6)	$(587.0)

Loss per share — basic and diluted
As reported	$(0.68)	$(1.34)
Pro forma	$(0.76)	$(1.41)

Employee Stock Purchase Plans

In November 2005, our stockholders approved the establishment of an Interpublic Group of Companies Employee Stock Purchase Plan (2006) (the “2006 Plan”) to replace the previously existing ESPP. Under the 2006 Plan, employees may purchase our common stock through payroll deductions not exceeding 10% of their compensation. The price an employee pays for a share of stock under the 2006 Plan is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 15.0 shares are reserved for issuance under the 2006 Plan. During the second quarter of 2006, we filed a registration statement with the SEC to register the shares that may be purchased under the 2006 Plan. This plan is not yet active.

Under the former ESPP, employees could purchase our common stock through payroll deductions not exceeding 10% of their compensation. The price an employee paid for a share of stock under the ESPP was 85% of the average market price on the last business day of each month. The 15% discount received by employees on the date that common stock was purchased under our former ESPP had a weighted-average fair value of $1.97 and $2.03 per share for 2005 and 2004, respectively, and is included in the total fair value of stock-based employee compensation expense in the pro forma table above. In 2005 and 2004, we issued 0.1 shares and 0.7 shares, respectively, purchased by employees under the ESPP. Shares issued to employees under the former ESPP had no impact on our Consolidated Statements of Operations. The ESPP expired effective June 30, 2005.

Stock Options

Stock options are granted at the fair market value of our common stock on the grant date and are generally exercisable between two and five years from the grant date and expire ten years from the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables are a summary of stock option activity during 2006:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Options	Price	(in years)	Value

Stock options outstanding as of January 1, 2006	36.3	$25.06
Granted	3.2	8.73
Exercised	(0.1)	9.64
Cancelled/expired	(6.6)	23.56
Forfeited	(0.2)	10.38

Stock options outstanding as of December 31, 2006	32.6	23.94	5.0	$19.7
Stock options vested and expected to vest as of December 31, 2006	31.5	24.40	4.9	$18.3
Stock options exercisable at December 31, 2006	26.3	27.16	4.1	$8.6

		Weighted-Average	Weighted-Average
		Grant Date	Remaining	Aggregate
		Fair Value	Contractual Term	Intrinsic
	Options	(per option)	(in years)	Value

Non-vested as of January 1, 2006	3.4	$5.65
Granted	3.2	3.91
Vested	(0.1)	6.30
Forfeited	(0.2)	4.58

Non-vested as of December 31, 2006	6.3	4.80	8.9	$11.1

There were 0.1, 0.2 and 0.7 stock options exercised during 2006, 2005 and 2004, respectively. The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was $0.2, $0.4, and $2.3, respectively. Accordingly, the related excess tax benefit classified as a financing inflow for 2006 was $0.1. The cash received from the stock options exercised in 2006 was $0.9. As of December 31, 2006 there was $18.9 of total unrecognized compensation expense related to non-vested stock options granted, which is expected to be recognized over a weighted-average period of 3.0 years.

We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and our results of operations could be materially impacted.

The fair value of each option grant has been estimated with the following weighted-average assumptions:

	Years ended December 31,
	2006	2005	2004

Expected volatility [1]	38.9%	41.0%	44.7%
Expected term (years) [2]	5.9	5.8	6.0
Risk free interest rate [3]	5.1%	4.0%	4.0%
Expected dividend yield [4]	0.0%	0.0%	0.0%
Option grant price	$8.73	$12.39	$14.19
Option grant-date fair value	$3.91	$5.62	$6.90

[1]	The expected volatility for the second half of 2005 and the twelve months ended December 31, 2006 used to estimate the fair value of stock options awarded is based on a blend of: (i) historical volatility of our common stock for periods equal to the expected term of our stock options and (ii) implied volatility of tradable forward put and call options to purchase and sell shares of our common stock. For the twelve months ended December 31, 2004 and the first half of 2005, the expected volatility factor was based on historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options.

[2]	The estimate of our expected term for the second half of 2005 and the twelve months ended December 31, 2006 is based on the average of (i) an assumption that all outstanding options are exercised upon achieving their full vesting date and (ii) an assumption that all outstanding options will be exercised at the midpoint between the current date, (i.e., the date awards have ratably vested through), and their full contractual term. In determining the estimate, we considered several factors, including the historical option exercise behavior of our employees and the terms and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

vesting periods of the options. For the twelve months ended December 31, 2004 and the first half of 2005, our estimate of expected term was based on the historical patterns of exercises.

[3]	The risk free rate is determined using the implied yield currently available for zero-coupon U.S. government issuers with a remaining term equal to the expected term of the options.

[4]	No dividend yield was assumed because we currently do not pay cash dividends on our common stock and have no current plans to reinstate a dividend.

On December 20, 2005, the Compensation Committee approved the immediate acceleration of vesting of all of our “out-of-the-money” outstanding and unvested stock options previously awarded to our employees under equity compensation plans, excluding unvested options (1) granted during the 2005 calendar year, (2) held by our CEO or CFO or (3) held by non-management directors. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged. The accelerated vesting of these stock options reduced the non-cash compensation expense recorded in our Consolidated Statements of Operations when we adopted SFAS No. 123R.

Restricted Stock

Restricted stock is granted to certain key employees and is subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The vesting period is generally three years. No monetary consideration is paid by a recipient for a restricted stock award, and the fair value of the shares on the grant date is amortized over the vesting period.

During 2006, 2005 and 2004, we awarded 5.3, 4.6 and 4.1 shares of restricted stock with a weighted-average grant-date fair value of $8.77, $11.98 and $13.72 per award, respectively. The total fair value of vested restricted stock that was distributed to participants during 2006, 2005 and 2004 was $11.0, $19.8 and $23.7, respectively.

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

During 2006, 2005 and 2004, we awarded 2.2, 1.6 and 1.0 restricted stock units with a weighted-average grant-date fair value of $8.88, $12.09 and $13.41 per award, respectively. The total fair value of cash in respect of restricted stock units distributed to participants during 2006 and 2005 was $0.2 and $0.1, respectively. No restricted stock units vested during 2004.

Performance-Based Stock

Performance-based stock awards have been granted to certain key employees subject to certain restrictions and vesting requirements as determined by the Compensation Committee. Performance-based stock awards are a form of stock award in which the number of shares ultimately received by the participant depends on performance against specific performance targets. The awards generally vest over a three-year period related to the employees’ continuing employment and the achievement of certain performance objectives. The final number of shares that could ultimately be received by a participant ranges from 0% to 200% of the target amount of shares originally granted. The holder of an award of performance-based stock has no ownership interest in the underlying shares of common stock until the award vests and the shares of common stock are issued. We amortize stock-based compensation expense for the estimated number of performance-based stock awards that we expect to vest over the vesting period generally using the grant-date fair value of the shares. No monetary consideration is paid by a participant for a performance-based stock award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

During 2006 and 2005 we awarded 9.9 and 2.9 shares of performance-based stock, at target, with a weighted-average grant-date fair value of $9.68 and $12.35 per award, respectively. No performance-based stock was granted during 2004. The total fair value of performance-based stock distributed to participants during 2006 was $0.1. No performance-based stock awards were distributed during 2005.

Certain stock-based compensation awards expected to be settled in cash have been classified as liabilities in the Consolidated Balance Sheets as of December 31, 2006 and 2005.

A summary of the activity of our non-vested restricted stock, restricted stock units, and performance-based stock during 2006 is presented below (performance-based stock awards are shown at 100% of the shares originally granted):

	Restricted Stock		Restricted Stock Units		Performance-Based Stock
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant-Date Fair		Grant-Date Fair		Grant-Date Fair
	Awards	Value (per award)	Awards	Value (per award)	Awards	Value (per award)

Non-vested as of January 1, 2006	9.5	$15.35	2.3	$12.54	2.8	$12.34
Granted	5.3	8.77	2.2	8.88	9.9	9.68
Vested	(1.2)	22.07	—	12.37	—	12.15
Forfeited	(1.0)	12.89	(0.4)	12.11	(0.9)	11.16

Non-vested as of December 31, 2006	12.6	$12.16	4.1	$10.61	11.8	$10.21
Total unrecognized compensation expense remaining	$64.2		$30.4		$45.6
Weighted-average years expected to be recognized over	1.6		1.8		2.2

Share Appreciation Performance-Based Units

In August 2005, we granted Michael Roth, Chairman of the Board and Chief Executive Officer, 0.3 share appreciation performance-based units (“SAPUs”) based on a weighted-average grant-date stock price of $12.17. At the Compensation Committee’s discretion, Mr. Roth is entitled to receive a payment in cash or shares of common stock upon completion of a four-year vesting period. Mr. Roth has no ownership interest in the underlying shares of common stock until the SAPUs vest and the shares of common stock are issued. The fair value of the SAPUs is estimated using the Black-Scholes valuation model, using assumptions similar to those used for stock options. For 2006, we recorded stock-based compensation expense for SAPUs of $0.6. There was no compensation expense recorded in 2005 for SAPUs, as the exercise price exceeded the market price. As of December 31, 2006, there was $0.9 of total unrecognized compensation expense related to non-vested SAPUs that is expected to be recognized over a weighted-average period of 2.6 years. We amortize stock-based compensation expense related to these awards over the vesting period based upon the quarterly-adjusted fair value.

Note 15:	Segment Information

As of December 31, 2006, we are organized into five global operating divisions and a group of leading stand-alone agencies that are grouped into two reportable segments, IAN and CMG. We also report results for the Corporate group. As of December 31, 2005, we had an additional segment, Motorsports operations (“Motorsports”), which was sold during 2004 and had immaterial residual operating results in 2005. Future changes to our organizational structure may result in changes to the reportable segment disclosure.

Within the IAN segment, McCann Worldgroup, Draftfcb, Lowe Worldwide, Initiative and our stand-alone agencies provide a comprehensive array of global communications and marketing services, each offering a distinctive range of solutions for our clients. Our stand-alone agencies, including Campbell-Ewald, Hill Holliday, Deutsch and Mullen, provide a full range of advertising, marketing communications services and/or marketing services and partner with our global operating divisions as needed. Each of IAN’s operating divisions share similar economic characteristics and are similar in other areas, specifically related to the nature of their respective services, the manner in which the services are provided and the similarity of their respective customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

CMG, which includes Weber Shandwick, MWW Group, FutureBrand, DeVries, GolinHarris, Jack Morton, and Octagon Worldwide, provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity and strategic marketing consulting. CMG shares some similarities to other service lines offered by IAN, however, CMG’s businesses, on an aggregate basis, have a higher proportion of arrangements for which it acts as principal, a different distribution model than IAN and different margins.

During 2004, we exited our Motorsports business, which owned and operated venue-based motorsports businesses. Other than the recording of long-lived asset impairment and contract termination costs during 2004, the operating results of Motorsports during 2005 and 2004 were not material, and are therefore not discussed in detail.

The profitability measure employed by our chief operating decision makers for allocating resources to operating divisions and assessing operating division performance is operating income (loss), excluding the impact of restructuring and other reorganization-related charges (reversals), long-lived asset impairment charges and Motorsports contract termination costs. With the exception of excluding these amounts from reportable segment operating income (loss), all segments follow the same accounting policies as those described in Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Summarized financial information concerning our reportable segments is shown in the following table:

	Years ended December 31,
	2006	2005	2004

Revenue:
IAN	$5,230.6	$5,327.8	$5,399.2
CMG	960.2	944.2	935.8
Motorsports	—	2.3	52.0

Total	$6,190.8	$6,274.3	$6,387.0

Segment operating income (loss):
IAN	$391.4	$249.7	$577.1
CMG	51.6	53.0	83.7
Motorsports	—	0.7	(14.0)
Corporate and other	(275.3)	(316.3)	(243.2)

Total	167.7	(12.9)	403.6

Restructuring and other reorganization-related charges (reversals)	(34.5)	7.3	(62.2)
Long-lived asset impairment and other charges	(27.2)	(98.6)	(322.2)
Motorsports contract termination costs	—	—	(113.6)
Interest expense	(218.7)	(181.9)	(172.0)
Interest income	113.3	80.0	50.8
Other (expense) income	(5.6)	19.5	(51.4)

Loss from continuing operations before provision for income taxes	$(5.0)	$(186.6)	$(267.0)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$126.1	$135.3	$146.5
CMG	19.2	18.3	22.1
Corporate and other	28.3	15.2	16.5

Total	$173.6	$168.8	$185.1

Capital expenditures:
IAN	$92.8	$89.7	$133.7
CMG	11.4	14.8	27.1
Corporate and other	23.6	36.2	33.2

Total	$127.8	$140.7	$194.0

	December 31,
Total assets:	2006	2005

IAN	$9,359.5	$9,217.1
CMG	908.3	965.9
Corporate and other	1,596.3	1,762.2

Total	$11,864.1	$11,945.2

Corporate and other charges includes corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses which are not fully allocated to operating divisions, as shown in the table below. Salaries and related expenses include salaries, pension, bonus and medical and dental insurance expenses for corporate office employees. Professional fees include costs related to the internal control compliance, cost of 2005 Restatement efforts, financial statement audits, legal, information technology and other consulting fees, which are engaged and managed through the corporate office. Professional fees also include the cost of temporary financial professionals associated with work on our 2005 Restatement activities. Rent, depreciation and amortization includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Corporate insurance expense includes the cost for fire, liability and automobile premiums. The amounts allocated to operating divisions are calculated monthly based on a formula that uses the revenues of the operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

unit. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization. The following expenses are included in Corporate and Other:

	Years ended December 31,
	2006	2005	2004

Salaries and related expenses	$214.1	$201.3	$151.2
Professional fees	139.7	199.3	145.3
Rent, depreciation and amortization	65.4	45.3	38.4
Corporate insurance	21.7	26.0	29.7
Other	25.3	15.2	16.8
Expenses allocated to operating divisions	(190.9)	(170.8)	(138.2)

Total	$275.3	$316.3	$243.2

Revenue and long-lived assets are presented below by major geographic area:

	Revenue			Long-Lived Assets
	Years ended December 31,			December 31,
	2006	2005	2004	2006	2005

U.S.	$3,441.2	$3,461.1	$3,509.2	$2,818.2	$2,733.6

International:
U.K.	565.6	619.9	657.6	306.8	306.9
All Other Europe	1,043.0	1,135.5	1,225.9	606.0	615.2
Asia Pacific	512.0	473.5	477.3	122.4	119.1
Latin America	303.4	259.7	242.1	109.4	144.9
Other	325.6	324.6	274.9	216.0	230.8

Total international	2,749.6	2,813.2	2,877.8	1,360.6	1,416.9

Total consolidated	$6,190.8	$6,274.3	$6,387.0	$4,178.8	$4,150.5

Revenue is attributed to geographic areas based on where the services are performed. Property and equipment is allocated based upon physical location. Intangible assets, other assets and investments are allocated based on the location of the related operations.

Note 16:	Financial Instruments

The following table presents the carrying amounts and fair values of our financial instruments as of December 31, 2006 and 2005. The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated their respective fair values as of December 31, 2006 and 2005.

	Years ended December 31,
	2006		2005
	Book Value	Fair Value	Book Value	Fair Value

Investment securities:
Short-term marketable securities	$1.4	$1.4	$115.6	$115.6
Long-term investments	73.0	91.2	120.7	120.7
Equity method investments	55.1	55.1	49.9	49.9
Long-term debt	(2,214.4)	(2,275.2)	(2,149.2)	(2,072.1)
Financial commitments:
Other forward contracts	(13.7)	(13.7)	(11.5)	(11.5)

Investment Securities

Short-term marketable securities consist primarily of available-for-sale debt and equity securities that are publicly traded. Long-term investments consisted primarily of public and non-public available-for-sale equity securities. These are mostly equity interests of less than 20% that we have in various agencies and are accounted for under the cost method. Equity method investments consisted primarily of investments in unconsolidated affiliated companies accounted for under the equity method and have been carried at cost, which approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Dividends received from our investments in unconsolidated affiliated companies were $4.4, $5.9 and $9.3 in 2006, 2005 and 2004, respectively, and reduced the carrying values of the related investments.

Gross unrealized gains on our investments, which are reported as a component of other comprehensive loss, were $7.2, $22.6 and $3.6 for the years ended December 31, 2006, 2005 and 2004, respectively. Gross unrealized losses on our investments, were ($13.5), ($0.2) and ($0.1) for the years ended December 31, 2006, 2005 and 2004, respectively.

Gross realized gains on our investments, which are reported in other income (expense), were $19.2, $0.6 and $0.0 for the years ended December 31, 2006, 2005 and 2004, respectively. Gross realized losses on our investments, were $0.0, ($0.2) and ($3.2) for the years ended December 31, 2006, 2005 and 2004, respectively.

Long-Term Debt

Long-term debt includes variable and fixed rate debt. The fair value of our long-term debt instruments is based on market prices for debt instruments with similar terms and maturities.

Financial Commitments

Financial commitments include other forward contracts relating primarily to an obligation to repurchase 49% of the minority-owned equity shares of a consolidated subsidiary, valued pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity. Fair value measurement of the obligation was based upon the amount payable as if the forward contract was settled at December 31, 2006 and 2005. Changes in the fair value of the obligation have been recorded as interest expense or income in the Consolidated Statement of Operations.

Note 17:	Derivative and Hedging Instruments

We periodically enter into interest rate swap agreements and forward contracts to manage exposure to interest rate fluctuations and to mitigate foreign exchange volatility. Derivative instruments, including those that are embedded in other contracts, are recorded at fair value in the balance sheet as either an asset or a liability. Changes in the fair value of the derivatives are recorded each period in our Consolidated Statement of Operations unless specific hedge accounting criteria are met. We do not enter into derivative financial instruments for speculative purposes and do not have a material portfolio of derivative financial instruments.

Interest Rate Swaps

In January 2005, we executed an interest rate swap which synthetically converted $150.0 of fixed rate debt to floating rate debt. The interest rate swap effectively converted $150.0 of the $500.0 7.25% Senior Unsecured Notes due August 2011 to floating rate debt and matures on the same day the debt is due. Under the terms of the interest rate swap agreement we paid a floating interest rate, based on one-month LIBOR plus a spread of 297.0 basis points, and received the fixed interest rate of the underlying bond being hedged.

In May 2005, we terminated all of our long-term interest rate swap agreements covering the $350.0 6.25% Notes due November 2014 and $150.0 of the $500.0 7.25% Notes due August 2011. In connection with the interest rate swap termination, our net cash receipts were $1.1, which will be recorded as an offset to interest expense over the remaining life of the related debt.

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

Forward Contracts

We have entered into foreign currency transactions in which various foreign currencies are bought or sold forward. These contracts were entered into to meet currency requirements arising from specific transactions. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

changes in value of these forward contracts have been recorded as other income or expense in our Consolidated Statement of Operations. As of December 31, 2006 and 2005, we had contracts covering $0.2 and $6.2, respectively, of notional amount of currency and the fair value of the forward contracts was negligible.

Other

The terms of the 4.50% Notes include two embedded derivative instruments and the terms of our 4.25% Notes and our Series B Preferred Stock each include one embedded derivative instrument. The fair value of these derivatives on December 31, 2006 was negligible.

Note 18:	Commitments and Contingencies

Leases

We lease office premises and equipment. Where leases contain escalation clauses or concessions, such as rent holidays and landlord/tenant incentives or allowances, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period. Certain leases provide for renewal options and require the payment of real estate taxes or other occupancy costs, which are also subject to escalation clauses. Rent expense was as follows:

	Years ended December 31,
	2006	2005	2004

Gross rent expense	$389.9	$404.4	$433.0
Third-party sublease rental income	(20.7)	(25.4)	(24.6)

Net rent expense	$369.2	$379.0	$408.4

Future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are as follows:

		Sublease
	Gross Rent	Rental	Net Rent
Period	Expense	Income	Expense

2007	$330.2	$(37.9)	$292.3
2008	296.5	(31.3)	265.2
2009	265.3	(27.9)	237.4
2010	230.0	(22.1)	207.9
2011	200.2	(18.3)	181.9
2012 and thereafter	905.8	(44.6)	861.2

Total	$2,228.0	$(182.1)	$2,045.9

Guarantees

We have contingent obligations under guarantees of certain obligations of our subsidiaries (“parent company guarantees”) relating principally to credit facilities, guarantees of certain media payables and operating leases of certain subsidiaries. The amount of such parent company guarantees was $327.9 and $306.8 at December 31, 2006 and 2005, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2006, there are no material assets pledged as security for such parent company guarantees.

Contingent Acquisition Obligations

We have structured certain acquisitions with additional contingent purchase price obligations in order to reduce the potential risk associated with negative future performance of the acquired entity. In addition, we have entered into agreements that may require us to purchase additional equity interests in certain consolidated and unconsolidated subsidiaries. The amounts relating to these transactions are based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors. We have not recorded a liability for these items since the definitive amounts payable are not determinable or distributable. When the contingent acquisition obligations have been met and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

consideration is determinable and distributable, we record the fair value of this consideration as an additional cost of the acquired entity. However, we recognize deferred payments and purchases of additional interests after the effective date of purchase that are contingent upon the future employment of owners as compensation expense. Compensation expense is determined based on the terms and conditions of the respective acquisition agreements and employment terms of the former owners of the acquired businesses. This future expense will not be allocated to the assets and liabilities acquired and is amortized over the required employment terms of the former owners.

The following table details the estimated liability with respect to our contingent acquisition obligations and the estimated amount that would be paid under the options, in the event of exercise at the earliest exercise date. All payments are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress. The following contingent acquisition obligations include compensation expense, except as noted below. As of December 31, 2006, our estimated future contingent acquisition obligations are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total

Deferred acquisition payments
Cash	$9.1	$0.9	$13.5	$—	$—	$—	$23.5
Stock	0.4	—	—	—	—	—	0.4
Put options with consolidated affiliates [1]
Cash	35.1	22.5	2.9	0.2	2.0	3.1	65.8
Stock	—	0.9	—	—	—	—	0.9
Put options with unconsolidated affiliates [1]
Cash	0.3	8.8	3.9	0.1	—	—	13.1
Stock	0.3	0.7	0.5	0.1	—	—	1.6
Call options with consolidated affiliates [1]
Cash	2.0	0.3	—	2.1	—	—	4.4
Stock	—	0.1	—	—	—	—	0.1

Subtotal — Cash	46.5	32.5	20.3	2.4	2.0	3.1	106.8
Subtotal — Stock	0.7	1.7	0.5	0.1	—	—	3.0

Total contingent acquisition payments	$47.2	$34.2	$20.8	$2.5	$2.0	$3.1	$109.8

As of December 31, 2006 our compensation expense associated with our estimated contingent acquisition payments is as follows:

	2007	2008	2009	2010	2011	Thereafter	Total

Cash	$2.5	$1.8	$1.1	$0.4	$—	$—	$5.8

Total contingent acquisition payments, net of compensation expense	$44.7	$32.4	$19.7	$2.1	$2.0	$3.1	$104.0

[1]	We have entered into certain acquisitions that contain both put and call options with similar terms and conditions. In such instances, we have included the related estimated contingent acquisition obligations with put options.

We maintain certain put options with consolidated affiliates that are exercisable at the discretion of the minority owners as of December 31, 2006. These put options are assumed to be exercised in the earliest possible period subsequent to December 31, 2006. Therefore, the related estimated acquisition payments of $33.8 have been included within the total payments expected to be made in 2007 in the table above. These payments, if not made in 2007, will continue to carry-forward into 2008 or beyond until they are exercised or expire.

Legal Matters

SEC Investigation — The SEC opened a formal investigation in response to the restatement we first announced in August 2002 and the investigation expanded to encompass our 2005 Restatement. In particular, since we filed our 2004 Annual Report on Form 10-K, we have received subpoenas from the SEC relating to matters addressed in our 2005 Restatement. We have also responded to inquiries from the SEC staff concerning the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but because the investigation is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

ongoing, in particular with respect to the 2005 Restatement, we cannot reasonably estimate the amount, range of amounts or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

Other Legal Matters — We are involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition, results of operations or our cash flows.

Note 19:	Recent Accounting Standards

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108, which provides interpretive guidance on how registrants should quantify financial-statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). In connection with our review of the Company’s stock option practices we initially applied the provisions of SAB No. 108 as a cumulative effect adjustment effective January 1, 2006. See also Note 20. Under SAB No. 108, we are required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. Prior to the adoption of SAB No. 108 we used the “iron curtain” method for quantifying identified financial statement misstatements.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings effective January 1, 2007. We are currently assessing the potential impact on retained earnings upon adoption. We do not expect the increase to accumulated deficit as of January 1, 2007 to be material.

In June 2006, the FASB ratified the consensus reached in EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF Issue No. 06-3 is effective for periods beginning after December 15, 2006. Taxes subject to this issue are reported net in our Consolidated Statements of Operations. We do not expect the adoption of EITF No. 06-3 to have a material impact on our Consolidated Financial Statements.

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

The adoption of the following accounting pronouncements during 2006 did not have a material impact on our Consolidated Financial Statements:

•	SFAS No. 154, Accounting Changes and Error Corrections; and

•	FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

•	EITF Issue No. 05-1, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option

•	EITF Issue No. 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments

•	EITF Issue No. 06-7, Issuers Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”

•	FSP No. FIN 46R-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46R

•	FSP EITF No. 00-19-2, Accounting for Registration Payment Arrangements

•	FSP No. FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1

•	FSP No. FAS 123(R)-6, Technical Corrections of FASB Statement No. 123(R)

Note 20:	Review of Stock Option Practices

As a result of the significant number of companies identifying issues with their stock option practices, during the third quarter of 2006 we decided to conduct a review of our practices for stock option grants. At our recommendation, on September 8, 2006, our Audit Committee retained independent counsel to review our stock option practices related to the Company’s current and prior senior officers for a 10-year period beginning in 1996. We also performed a comprehensive accounting review that supplemented the review done by independent counsel. Preliminary findings of these reviews were presented to the Audit Committee on October 26, 2006 and November 7, 2006. These reviews are both complete and did not result in any changes to the preliminary findings.

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

In accordance with SAB No. 108, the materiality of these newly-identified errors was assessed against prior periods using the Company’s pre-SAB No. 108 policy (“iron-curtain” method) for quantifying materiality. After considering all of the quantitative and qualitative factors these errors were not considered to be material to prior periods. Given that the effect of correcting these errors during 2006 would cause our 2006 financial statements to be materially misstated, the Company concluded that the cumulative effect adjustment method of initially applying the guidance in SAB No. 108 was appropriate. The impact of the cumulative effect adjustment was a $26.4 charge to accumulated deficit, a $23.3 credit to additional paid-in capital and a $3.1 credit to other non-current liabilities to reflect certain taxes payable effective January 1, 2006. The following table shows the impact on the previously reported accounts as of December 31, 2005 adjusted effective January 1, 2006:

	December 31, 2005	January 1, 2006

Other non-current liabilities	$319.0	$322.1
Additional paid-in capital	2,224.1	2,247.4
Accumulated deficit	(841.1)	(867.5)
Total stockholders’ equity	1,945.3	1,942.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Note 21:	Out-of-Period Adjustments

During 2006, we recorded adjustments to certain vendor discounts and credits, contractual liabilities, foreign exchange, tax and other miscellaneous items which related to prior periods. Because these changes are not material to our financial statements for the periods prior to 2006, for the quarters of 2006 or for 2006 as a whole, we recorded these out-of-period amounts in their respective quarters of 2006.

	For the year ended December 31, 2006
			Loss from
			continuing
			operations
			before	Loss from
		Operating	provision for	continuing
	Revenue	income	income taxes	operations

As reported	$6,190.8	$106.0	$(5.0)	$(36.7)

Favorable/(unfavorable) adjustments:
Vendor discounts and credits	6.3	6.3	1.2	1.2
Contractual liabilities	—	4.4	4.4	4.4
Foreign exchange adjustments	—	—	4.8	4.8
Other adjustments	2.8	(2.9)	(7.4)	(7.4)

Total pre-tax adjustments	9.1	7.8	3.0	3.0

Tax adjustments				3.9

Total net adjustments				$6.9

Loss per share of common stock — basic and diluted:
As reported				$(0.20)

Effect of adjustments				$0.02

Weighted-average shares				428.1

Description of Out-of-Period Adjustments:

Vendor Discounts and Credits — In connection with our 2005 Restatement certain liabilities were recorded that were determined at that time to be a contractual obligation to clients. The revenue adjustment primarily relates to obtaining certain evidence in the fourth quarter of 2006 indicating that no actual contractual obligation existed in regard to those clients. The loss from continuing operations adjustment also includes a concession payment to a certain client.

Contractual Liabilities — As part of our remediation efforts for accounting for purchase business combinations we mandated a procedure whereby compensatory earn-out liabilities should be evaluated quarterly to ensure that the amount being accrued is still appropriate. As a result, we identified an instance where the earn-out liability was overstated and should have been adjusted in prior periods based on the future financial performance projections for that respective acquired entity.

Foreign Exchange Adjustments — We recorded adjustments related to the cumulative translation adjustment balances that remained on our books and records subsequent to the sale of certain agencies. In accordance with SFAS No. 52, Foreign Currency Translation, these amounts should have been reported as part of the gain or loss on sale or liquidation of the respective agency during the period in which that transaction occurred.

Other Adjustments — Primarily relates to an adjustment to one of our cost investments of $4.1 which had been inappropriately marked to market.

Tax Adjustments — Includes the tax effect of the adjustments noted above and the correction of certain deferred tax assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Note 22:	Results by Quarter (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,			Three Months Ended September 30,		Three Months Ended December 31, [3]
	2006	2005	2006		2005	2006	2005	2006	2005

Revenue	$1,327.0	$1,328.2	$1,532.9		$1,610.7	$1,453.8	$1,439.7	$1,877.1	$1,895.7

Salaries and related expenses	950.7	975.1	945.1	[2]	953.7	960.7	962.8	1,087.6	1,107.5
Office and general expenses	535.5	529.1	504.6		543.4	466.0	578.5	572.9	637.1
Restructuring and other reorganization-related charges (reversals)	0.4	(6.9)	6.3	[2]	(1.9)	6.2	0.1	21.6	1.4
Long-lived asset impairment and other charges	—	—	—		—	—	6.5	27.2	92.1

Operating income (loss)	(159.6)	(169.1)	76.9		115.5	20.9	(108.2)	167.8	57.6

Other income (expense)	0.6	14.7	24.3		0.7	22.6	(2.2)	(53.1)	6.3

Total (expenses) and other income	(19.6)	(17.3)	(1.3)		(25.0)	(9.3)	(27.1)	(80.8)	(13.0)

Provision (benefit) for income taxes	(8.8)	(40.6)	5.0	[1]	79.9	10.5 [1]	(34.8)	12.0	77.4

Income (loss) from continuing operations	(170.2)	(146.4)	65.7	[1]	9.2	(1.3)[1]	(102.8)	69.1	(31.9)

Net income (loss)	(170.2)	(146.4)	65.7		9.2	3.7	(102.8)	69.1	(22.9)

Net income (loss) applicable to common stockholders	$(182.1)	$(151.4)	$43.7		$3.5	$(8.2)	$(107.8)	$49.1	$(34.2)

Earnings (loss) per share of common stock:
Basic:
Continuing operations	$(0.43)	$(0.36)	$0.10		$0.01	$(0.03)	$(0.25)	$0.11	$(0.10)
Discontinued operations	—	—	—		—	0.01	—	—	0.02

Total	$(0.43)	$(0.36)	$0.10		$0.01	$(0.02)	$(0.25)	$0.11	$(0.08)

Diluted:
Continuing operations	$(0.43)	$(0.36)	$0.09		$0.01	$(0.03)	$(0.25)	$0.11	$(0.10)
Discontinued operations	—	—	—		—	0.01	—	—	0.02

Total	$(0.43)	$(0.36)	$0.09		$0.01	$(0.02)	$(0.25)	$0.11	$(0.08)

[1]	As discussed in Note 14, as a result of our election to select an alternative simplified method to calculate our windfall tax pool we have retrospectively recorded the impact of this election on all affected prior periods. There was no impact for the three months ended March 31, 2006. The following table details the impact of the change for the applicable periods:

	Three Months Ended		Three Months Ended
	June 30, 2006		September 30, 2006
	As Previously		As Previously
	Reported	As Adjusted	Reported	As Adjusted

Consolidated Balance Sheets:
Total stockholders’ equity	$1,883.5	$1,886.7	$1,872.0	$1,874.1

Consolidated Statements of Operations:
Provision for income taxes	1.8	5.0	8.4	10.5
Income (loss) from continuing operations	68.9	65.7	0.8	(1.3)

[2]	As discussed in Note 2, as a result of two strategic business decisions we separated certain costs from salaries and related expenses of $6.3 and retrospectively recorded the impact of this change for the three months ended June 30, 2006.

[3]	As discussed in Note 21, we recorded adjustments to certain vendor discounts and credits, contractual liabilities, foreign exchange, tax and other miscellaneous items which related to prior periods. For the fourth quarter of 2006, these adjustments resulted in a net favorable impact to revenue of $8.3, net favorable impact to salaries and related expenses of $4.2, net unfavorable impact to office and general expenses of $2.8 and a net favorable impact to net income of $11.9. For the fourth quarter of 2005, these adjustments resulted in a net unfavorable impact to revenue, salaries and related expenses and office and general expenses of $17.3, $3.2 and $6.1, respectively, and a net favorable impact to provision for income taxes and net loss of $19.5 and $2.7, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm located in Item 8 are incorporated by reference herein.

Disclosure controls and procedures

We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Our evaluation has disclosed numerous material weaknesses in our internal control over financial reporting as noted in Management’s Assessment of Internal Control over Financial Reporting located in Item 8. Based on an evaluation of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of December 31, 2006, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

As described in “Remediation of Certain Material Weaknesses in Internal Control Over Financial Reporting Disclosed in our 2005 Annual Report on Form 10-K,” which is located in Item 8 and is incorporated by reference herein, there were changes in internal control during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of Interpublic

The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Corporate Governance Practices and Board Matters” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement, except for the description of the Company’s Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of Interpublic.”

NYSE Certification

In 2006, our CEO provided the Annual CEO Certification to the NYSE, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the “Compensation of Executive Officers” section, the “Non-Management Director Compensation” section, the “Compensation Discussion and Analysis” section and the “Report of the Compensation Committee of the Board of Directors” section of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the “Outstanding Shares” section of the Proxy Statement, except for information regarding the shares of Common Stock to be issued or which may be issued under our equity compensation plans, which is provided in the following table:

Equity Compensation Plan Information

Number of Securities Remaining
	Number of Shares of		Available for Future
	Common Stock to be	Weighted Average	Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Stock	(Excluding Securities
	Warrants and Rights	Options	Reflected in Column (a))
Plan Category	(a)(1)(2)	(b)	(c)(3)

Equity Compensation Plans Approved by Security Holders	47,101,910	$23.86	40,226,669
Equity Compensation Plans Not Approved by Security Holders(4)	744,075	$27.53	—

(1)	Includes a total of 10,287,077 performance-based share awards made under the 2004 and 2006 Performance Incentive Plan representing the target number of shares to be issued to employees following the completion of the 2005-2007 performance period (the “2007 LTIP Share Awards”) and the 2006-2008 performance period (the “2008 LTIP Share Awards”), respectively. The computation of the weighted average exercise price in column (b) of this table does not take the 2007 LTIP Share Awards or the 2008 LTIP Share Awards into account.

(2)	Includes a total of 5,007,356 restricted share unit and performance-based awards (“Share Unit Awards”) which may be settled in shares or cash. The computation of the weighted average exercise price in column (b) of this table does not take the Share Unit Awards into account. Each Share Unit Award actually settled in cash will increase the number of shares of Common Stock available for issuance shown in column (c).

(3)	Includes 15,000,000 shares of our common stock available for issuance under the Employee Stock Purchase Plan (2006) (the “2006 Stock Purchase Plan”) as of December 31, 2006.

(4)	Consists of special stock option grants awarded to certain True North executives following our acquisition of True North (the “True North Options”). The True North Options have an exercise price equal to the fair market value of Interpublic’s common stock on the date of the grant. The terms and conditions of these stock option awards are governed by Interpublic’s 1997 Performance Incentive Plan. Generally, the options become exercisable between two and five years after the date of the grant and expire ten years from the grant date.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the “Related Party Transactions” section of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the “Appointment of Independent Registered Public Accountants” section of the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Listed below are all financial statements, financial statement schedules and exhibits filed as part of this Report on Form 10-K.

1.	Financial Statements:

The Interpublic Group of Companies, Inc. and Subsidiaries Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

All financial statement schedules are omitted because they are either not applicable or the required information is otherwise provided.

3. Exhibits:

(Numbers used are the numbers assigned in Item 601 of Regulation S-K and the EDGAR Filer Manual. An additional copy of this exhibit index immediately precedes the exhibits filed with this Report on Form 10-K and the exhibits transmitted to the SEC as part of the electronic filing of this Report.)

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of the Registrant, as amended through October 24, 2005, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 9, 2005.

3(ii)	By-Laws of the Registrant, as amended and restated through March 23, 2006, are incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2006.

4(iii)(A)	Certificate of Designations of 5.25% Series B Cumulative Convertible Perpetual Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on October 24, 2005 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2005.

4(iii)(B)	Senior Debt Indenture, dated as of October 20, 2000 (the ‘‘2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.

4(iii)(C)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.

4(iii)(D)	Second Supplemental Indenture, dated as of December 14, 2001, to the 2000 Indenture, with respect to the Zero-Coupon Convertible Senior Notes due 2021 is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 5, 2002.

4(iii)(E)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.

4(iii)(F)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(G)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(H)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.

4(iii)(I)	Senior Debt Indenture dated as of November 12, 2004 (the ‘‘2004 Indenture”), between the Registrant and Suntrust Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.

4(iii)(J)	First Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 5.40% Notes due 2009 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.

4(iii)(K)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.

4(iii)(L)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(M)	Fourth Supplemental Indenture, dated as of March 29, 2005, to the 2004 Indenture, as modified by the First Supplemental Indenture, dated as of November 18, 2004, with respect to the 5.40% Senior Unsecured Notes due 2009 is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(N)	Sixth Supplemental Indenture, dated as of December 8, 2006, to the 2004 Indenture, with respect to the Floating Rate Notes due 2010 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2006.

4(iii)(O)	Senior Debt Indenture, dated as of November 15, 2006 (the ‘‘2006 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(P)	First Supplemental Indenture, dated as of November 15, 2006, to the 2006 Indenture, with respect to the 4.25% Convertible Senior Notes Due 2023 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(Q)	Warrant Agreement, dated as of June 13, 2006, between the Registrant and LaSalle Bank National Association, as Warrant Agent, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(A)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and UBS AG, London Branch, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(B)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and Morgan Stanley & Co. International Limited, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(C)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and JP Morgan Chase Bank, National Association, London Branch, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(D)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and Citibank, N.A., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(E)	L/C Issuance Agreement, dated as of June 13, 2006, between the Registrant, as Account Party, and Morgan Stanley Capital Services, Inc., as L/C Issuer, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(F)	Letter of Credit Agreement, dated as of June 13, 2006, between the Registrant and Citibank, N.A., is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(G)	3-Year Credit Agreement, dated as of June 13, 2006, among the Registrant, as Borrower, ELF Special Financing Ltd., as Initial Lender and L/C Issuer, and Morgan Stanley Capital Services, Inc., as Administrative Agent and L/C Administrator, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(H)	Registration Rights Agreement, dated as of November 15, 2006, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

10(i)(I)	Registration Rights Agreement, dated as of December 8, 2006 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2006.

(i) Michael Roth

10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. *

10(iii)(A)(2)	Executive Severance Agreement, dated July 13, 2004 and executed as of July 27, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. *

10(iii)(A)(3)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005. *

10(iii)(A)(4)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2005. *

(ii) Nicholas J. Camera

10(iii)(A)(5)	Executive Special Benefit Agreement, dated as of January 1, 1995, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(6)	Executive Severance Agreement, dated as of January 1, 1998, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(vi)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10(iii)(A)(7)	Employment Agreement, dated as of November 14, 2002, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(8)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 23, 2003 to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

10(iii)(A)(9)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

(iii) Christopher F. Carroll

10(iii)(A)(10)	Employment Agreement, made as of April 1, 2006, by and between the Registrant and Christopher F. Carroll, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2006. *

10(iii)(A)(11)	Executive Severance Agreement, dated April 1, 2006, by and between the Registrant and Christopher F. Carroll, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2006. *

(iv) Thomas Dowling

10(iii)(A)(12)	Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. *

10(iii)(A)(13)	Executive Special Benefit Agreement, dated as of February 1, 2000, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10(iii)(A)(14)	Executive Special Benefit Agreement, dated as of February 1, 2001, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10(iii)(A)(15)	Supplemental Agreement, dated as of October 1, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(16)	Supplemental Agreement, dated as of November 14, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(17)	Executive Severance Agreement, dated November 14, 2002, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(iii)(A)(vii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. *

(v) Philippe Krakowsky

10(iii)(A)(18)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. *

10(iii)(A)(19)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. *

10(iii)(A)(20)	Executive Severance Agreement, dated September 13, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. *

10(iii)(A)(21)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. *

10(iii)(A)(22)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

10(iii)(A)(23)	Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2006. *

(vi) Frank Mergenthaler

10(iii)(A)(24)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005. *

10(iii)(A)(25)	Executive Severance Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005. *

(vii) Timothy A. Sompolski

10(iii)(A)(26)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. *

10(iii)(A)(27)	Executive Severance Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. *

10(iii)(A)(28)	The Interpublic Capital Accumulation Plan Participation Agreement, effective July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. *

(viii) John J. Dooner, Jr.

10(iii)(A)(29)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(30)	Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(h) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(31)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(32)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(33)	Supplemental Agreement, dated as of August 10, 1992, to an Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(p) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(34)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(35)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(36)	Executive Severance Agreement, dated January 1, 1998, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. *

10(iii)(A)(37)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. *

10(iii)(A)(38)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(39)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(40)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(41)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 17, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

10(iii)(A)(42)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

10(iii)(A)(43)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003. *

(ix) Stephen Gatfield

10(iii)(A)(44)	Employment Agreement, made as of February 2, 2004, by and between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. *

10(iii)(A)(45)	Participation Agreement under The Interpublic Senior Executive Retirement Income Plan, dated as of January 30, 2004, between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. *

10(iii)(A)(46)	Executive Severance Agreement, made as of April 1, 2004, by and between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. *

10(iii)(A)(47)	Supplemental Agreement, dated as of February 24, 2006, between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on March 3, 2006. *

10(iii)(A)(48)	Letter Agreement, dated March 15, 2006, by and between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. *

(x) Jill M. Considine

10(iii)(A)(49)	Deferred Compensation Agreement, dated as of April 1, 2002, between the Registrant and Jill M. Considine, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. *

10(iii)(A)(50)	Letter, dated November 2, 2006, from Jill M. Considine to the Registrant, is incorporated by reference to Exhibit 10(iii)(B) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. *

(xi) Richard A. Goldstein

10(iii)(A)(51)	Deferred Compensation Agreement, dated as of June 1, 2001, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. *

10(iii)(A)(52)	Letter, dated July 24, 2006, from Richard A. Goldstein to the Registrant, is incorporated by reference to Exhibit 10(iii)(A) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. *

(xii) David A. Bell

10(iii)(A)(53)	Executive Special Benefit Agreement, made as of April 1, 2003, by and between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

10(iii)(A)(54)	Employment Agreement, dated as of January 18, 2005, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005. *

10(iii)(A)(55)	Amendment, dated March 16, 2006, to an Employment Agreement, made as of January 18, 2005, by and between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2006. *

Compensation Plans and Arrangements:

10(iii)(A)(56)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. *

10(iii)(A)(57)	The Stock Option Plan (1988) and the Achievement Stock Award Plan of the Registrant are incorporated by reference to Appendices C and D of the Prospectus, dated May 4, 1989, forming part of its Registration Statement on Form S-8 (No. 33-28143). *

10(iii)(A)(58)	The Management Incentive Compensation Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995. *

10(iii)(A)(59)	The 1986 Stock Incentive Plan of the Registrant is incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. *

10(iii)(A)(60)	The 1986 United Kingdom Stock Option Plan of the Registrant is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. *

10(iii)(A)(61)	The Long-Term Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A of the Prospectus dated December 12, 1988 forming part of its Registration Statement on Form S-8 (No. 33-25555). *

10(iii)(A)(62)	Resolution of the Board of Directors adopted on February 16, 1993, amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. *

10(iii)(A)(63)	Resolution of the Board of Directors adopted on May 16, 1989 amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989. *

10(iii)(A)(64)	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. *

10(iii)(A)(65)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. *

10(iii)(A)(66)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254). *

10(iii)(A)(67)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254). *

10(iii)(A)(68)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(69)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(70)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002. *

10(iii)(A)(71)	The Interpublic Registrant Senior Executive Retirement Income Plan is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. *

10(iii)(A)(72)	The Interpublic Capital Accumulation Plan is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. *

10(iii)(A)(73)	The Interpublic Outside Directors Stock Incentive Plan of the Registrant, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. *

10(iii)(A)(74)	The Interpublic 2004 Performance Incentive Plan (the ‘‘2004 PIP”) is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004. *

10(iii)(A)(75)	The Interpublic Non-Management Directors’ Stock Incentive Plan (the ‘‘Non-Management Directors’ Plan”) is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004. *

10(iii)(A)(76)	2004 PIP — Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(77)	2004 PIP — Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(78)	2004 PIP — Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(79)	Non-Management Directors’ Plan — Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(80)	Non-Management Directors’ Plan — Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(81)	Non-Management Directors’ Plan — Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(82)	The Interpublic Senior Executive Retirement Income Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(83)	The Interpublic Capital Accumulation Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(84)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on October 21, 2005. *

10(iii)(A)(85)	The Interpublic 2006 Performance Incentive Plan (the “2006 PIP”) is incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006. *

10(iii)(A)(86)	2006 PIP — Form of Instrument of Performance Shares, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(87)	2006 PIP — Form of Instrument of Performance Units is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(88)	2006 PIP — Form of Instrument of Restricted Stock, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(89)	2006 PIP — Form of Instrument of Restricted Stock Units, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(90)	2006 PIP — Form of Instrument of Nonstatutory Stock Options, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(91)	Description of the Change in Compensation for Non-Management Directors.

(12)	Supplemental Calculation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of PricewaterhouseCoopers LLP.

(24)	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

(32)	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By:	/s/ Michael I. Roth
Michael I. Roth
Chairman of the Board
and Chief Executive Officer

February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael I. Roth Michael I. Roth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ Frank Mergenthaler Frank Mergenthaler	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ Christopher F. Carroll Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

/s/ Frank J. Borelli Frank J. Borelli	Director	February 28, 2007

/s/ Reginald K. Brack Reginald K. Brack	Director	February 28, 2007

/s/ Jill M. Considine Jill M. Considine	Director	February 28, 2007

/s/ Richard A. Goldstein Richard A. Goldstein	Director	February 28, 2007

/s/ H. John Greeniaus H. John Greeniaus	Director	February 28, 2007

/s/ William T. Kerr William T. Kerr	Director	February 28, 2007

/s/ J. Phillip Samper J. Phillip Samper	Director	February 28, 2007

/s/ David M. Thomas David M. Thomas	Director	February 28, 2007

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of the Registrant, as amended through October 24, 2005, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 9, 2005.

3(ii)	By-Laws of the Registrant, as amended and restated through March 23, 2006, are incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2006.

4(iii)(A)	Certificate of Designations of 5.25% Series B Cumulative Convertible Perpetual Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on October 24, 2005 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2005.

4(iii)(B)	Senior Debt Indenture, dated as of October 20, 2000 (the ‘‘2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.

4(iii)(C)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.

4(iii)(D)	Second Supplemental Indenture, dated as of December 14, 2001, to the 2000 Indenture, with respect to the Zero-Coupon Convertible Senior Notes due 2021 is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 5, 2002.

4(iii)(E)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.

4(iii)(F)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(G)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(H)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.

4(iii)(I)	Senior Debt Indenture dated as of November 12, 2004 (the ‘‘2004 Indenture”), between the Registrant and Suntrust Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.

4(iii)(J)	First Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 5.40% Notes due 2009 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.

4(iii)(K)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.

4(iii)(L)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(M)	Fourth Supplemental Indenture, dated as of March 29, 2005, to the 2004 Indenture, as modified by the First Supplemental Indenture, dated as of November 18, 2004, with respect to the 5.40% Senior Unsecured Notes due 2009 is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(N)	Sixth Supplemental Indenture, dated as of December 8, 2006, to the 2004 Indenture, with respect to the Floating Rate Notes due 2010 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2006.

4(iii)(O)	Senior Debt Indenture, dated as of November 15, 2006 (the ‘‘2006 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(P)	First Supplemental Indenture, dated as of November 15, 2006, to the 2006 Indenture, with respect to the 4.25% Convertible Senior Notes Due 2023 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(Q)	Warrant Agreement, dated as of June 13, 2006, between the Registrant and LaSalle Bank National Association, as Warrant Agent, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(A)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and UBS AG, London Branch, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(B)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and Morgan Stanley & Co. International Limited, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(C)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and JP Morgan Chase Bank, National Association, London Branch, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(D)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and Citibank, N.A., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(E)	L/C Issuance Agreement, dated as of June 13, 2006, between the Registrant, as Account Party, and Morgan Stanley Capital Services, Inc., as L/C Issuer, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(F)	Letter of Credit Agreement, dated as of June 13, 2006, between the Registrant and Citibank, N.A., is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(G)	3-Year Credit Agreement, dated as of June 13, 2006, among the Registrant, as Borrower, ELF Special Financing Ltd., as Initial Lender and L/C Issuer, and Morgan Stanley Capital Services, Inc., as Administrative Agent and L/C Administrator, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(H)	Registration Rights Agreement, dated as of November 15, 2006, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

10(i)(I)	Registration Rights Agreement, dated as of December 8, 2006 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2006.

(i) Michael Roth

10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. *

10(iii)(A)(2)	Executive Severance Agreement, dated July 13, 2004 and executed as of July 27, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. *

10(iii)(A)(3)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005. *

10(iii)(A)(4)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2005. *

(ii) Nicholas J. Camera

10(iii)(A)(5)	Executive Special Benefit Agreement, dated as of January 1, 1995, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(6)	Executive Severance Agreement, dated as of January 1, 1998, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(vi)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10(iii)(A)(7)	Employment Agreement, dated as of November 14, 2002, between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(b)(v)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(8)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 23, 2003 to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

10(iii)(A)(9)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and Nicholas J. Camera, is incorporated by reference to Exhibit 10(iii)(A)(iii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

(iii) Christopher F. Carroll

10(iii)(A)(10)	Employment Agreement, made as of April 1, 2006, by and between the Registrant and Christopher F. Carroll, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2006. *

10(iii)(A)(11)	Executive Severance Agreement, dated April 1, 2006, by and between the Registrant and Christopher F. Carroll, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2006. *

(iv) Thomas Dowling

10(iii)(A)(12)	Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. *

10(iii)(A)(13)	Executive Special Benefit Agreement, dated as of February 1, 2000, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10(iii)(A)(14)	Executive Special Benefit Agreement, dated as of February 1, 2001, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(viii)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. *

10(iii)(A)(15)	Supplemental Agreement, dated as of October 1, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(16)	Supplemental Agreement, dated as of November 14, 2002, to an Employment Agreement, dated as of November 1999, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(b)(vii)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(17)	Executive Severance Agreement, dated November 14, 2002, between the Registrant and Thomas Dowling, is incorporated by reference to Exhibit 10(iii)(A)(vii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. *

(v) Philippe Krakowsky

10(iii)(A)(18)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. *

10(iii)(A)(19)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. *

10(iii)(A)(20)	Executive Severance Agreement, dated September 13, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. *

10(iii)(A)(21)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. *

10(iii)(A)(22)	Supplemental Agreement, made as of June 16, 2003, to an Executive Severance Agreement, made as of November 14, 2002, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(viii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

10(iii)(A)(23)	Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2006. *

(vi) Frank Mergenthaler

10(iii)(A)(24)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005. *

10(iii)(A)(25)	Executive Severance Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005. *

(vii) Timothy A. Sompolski

10(iii)(A)(26)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. *

10(iii)(A)(27)	Executive Severance Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. *

10(iii)(A)(28)	The Interpublic Capital Accumulation Plan Participation Agreement, effective July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. *

(viii) John J. Dooner, Jr.

10(iii)(A)(29)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(30)	Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(h) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(31)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(32)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(33)	Supplemental Agreement, dated as of August 10, 1992, to an Executive Severance Agreement, dated as of August 10, 1987, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(p) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(34)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(35)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(36)	Executive Severance Agreement, dated January 1, 1998, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. *

10(iii)(A)(37)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. *

10(iii)(A)(38)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(39)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(40)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(41)	Supplemental Agreement, made as of January 1, 2003 and executed as of June 17, 2003, to an Executive Severance Agreement, made as of January 1, 1998, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

10(iii)(A)(42)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

10(iii)(A)(43)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003. *

(ix) Stephen Gatfield

10(iii)(A)(44)	Employment Agreement, made as of February 2, 2004, by and between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. *

10(iii)(A)(45)	Participation Agreement under The Interpublic Senior Executive Retirement Income Plan, dated as of January 30, 2004, between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. *

10(iii)(A)(46)	Executive Severance Agreement, made as of April 1, 2004, by and between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. *

10(iii)(A)(47)	Supplemental Agreement, dated as of February 24, 2006, between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on March 3, 2006. *

10(iii)(A)(48)	Letter Agreement, dated March 15, 2006, by and between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. *

(x) Jill M. Considine

10(iii)(A)(49)	Deferred Compensation Agreement, dated as of April 1, 2002, between the Registrant and Jill M. Considine, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. *

10(iii)(A)(50)	Letter, dated November 2, 2006, from Jill M. Considine to the Registrant, is incorporated by reference to Exhibit 10(iii)(B) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. *

(xi) Richard A. Goldstein

10(iii)(A)(51)	Deferred Compensation Agreement, dated as of June 1, 2001, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. *

10(iii)(A)(52)	Letter, dated July 24, 2006, from Richard A. Goldstein to the Registrant, is incorporated by reference to Exhibit 10(iii)(A) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. *

(xii) David A. Bell

10(iii)(A)(53)	Executive Special Benefit Agreement, made as of April 1, 2003, by and between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10(iii)(A)(i)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

10(iii)(A)(54)	Employment Agreement, dated as of January 18, 2005, between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005. *

10(iii)(A)(55)	Amendment, dated March 16, 2006, to an Employment Agreement, made as of January 18, 2005, by and between the Registrant and David A. Bell, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2006. *

Compensation Plans and Arrangements:

10(iii)(A)(56)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. *

10(iii)(A)(57)	The Stock Option Plan (1988) and the Achievement Stock Award Plan of the Registrant are incorporated by reference to Appendices C and D of the Prospectus, dated May 4, 1989, forming part of its Registration Statement on Form S-8 (No. 33-28143). *

10(iii)(A)(58)	The Management Incentive Compensation Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995. *

10(iii)(A)(59)	The 1986 Stock Incentive Plan of the Registrant is incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. *

10(iii)(A)(60)	The 1986 United Kingdom Stock Option Plan of the Registrant is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. *

10(iii)(A)(61)	The Long-Term Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A of the Prospectus dated December 12, 1988 forming part of its Registration Statement on Form S-8 (No. 33-25555). *

10(iii)(A)(62)	Resolution of the Board of Directors adopted on February 16, 1993, amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. *

10(iii)(A)(63)	Resolution of the Board of Directors adopted on May 16, 1989 amending the Long-Term Performance Incentive Plan is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989. *

10(iii)(A)(64)	The 1996 Stock Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. *

10(iii)(A)(65)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. *

10(iii)(A)(66)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254). *

10(iii)(A)(67)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254). *

10(iii)(A)(68)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(69)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit (c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(70)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002. *

10(iii)(A)(71)	The Interpublic Registrant Senior Executive Retirement Income Plan is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. *

10(iii)(A)(72)	The Interpublic Capital Accumulation Plan is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. *

10(iii)(A)(73)	The Interpublic Outside Directors Stock Incentive Plan of the Registrant, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. *

10(iii)(A)(74)	The Interpublic 2004 Performance Incentive Plan (the “2004 PIP”) is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004. *

10(iii)(A)(75)	The Interpublic Non-Management Directors’ Stock Incentive Plan (the ‘‘Non-Management Directors’ Plan”) is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004. *

10(iii)(A)(76)	2004 PIP — Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(77)	2004 PIP — Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(78)	2004 PIP — Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(79)	Non-Management Directors’ Plan — Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(80)	Non-Management Directors’ Plan — Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(81)	Non-Management Directors’ Plan — Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(82)	The Interpublic Senior Executive Retirement Income Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(83)	The Interpublic Capital Accumulation Plan — Form of Participation Agreement is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(84)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on October 21, 2005. *

10(iii)(A)(85)	The Interpublic 2006 Performance Incentive Plan (the “2006 PIP”) is incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006. *

10(iii)(A)(86)	2006 PIP — Form of Instrument of Performance Shares, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(87)	2006 PIP — Form of Instrument of Performance Units is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(88)	2006 PIP — Form of Instrument of Restricted Stock, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(89)	2006 PIP — Form of Instrument of Restricted Stock Units, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(90)	2006 PIP — Form of Instrument of Nonstatutory Stock Options, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(91)	Description of the Change in Compensation for Non-Management Directors.

(12)	Supplemental Calculation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of PricewaterhouseCoopers LLP.

(24)	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

(32)	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contracts and compensation plans and arrangements.