Form 10-Q
period 2007-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2007-05-10
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

The number of shares of the registrant’s common stock outstanding as of April 30, 2007 was 468,887,871.

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in our 2006 Annual Report on Form 10-K under Item 1A, Risk Factors. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail in our 2006 Annual Report on Form 10-K under Item 1A, Risk Factors.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

REVENUE	$1,359.1	$1,327.0

OPERATING EXPENSES:
Salaries and related expenses	988.8	950.7
Office and general expenses	495.1	535.5
Restructuring and other reorganization-related (reversals) charges	(0.6)	0.4

Total operating expenses	1,483.3	1,486.6

OPERATING LOSS	(124.2)	(159.6)

EXPENSES AND OTHER INCOME:
Interest expense	(55.0)	(46.1)
Interest income	28.5	25.9
Other (expense) income	(1.5)	0.6

Total (expenses) and other income	(28.0)	(19.6)

Loss before benefit of income taxes	(152.2)	(179.2)
Benefit of income taxes	(25.7)	(8.8)

Loss of consolidated companies	(126.5)	(170.4)
Loss applicable to minority interests, net of tax	0.4	0.2
Equity in net income of unconsolidated affiliates, net of tax	0.2	—

NET LOSS	(125.9)	(170.2)
Dividends on preferred stock	6.9	11.9

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(132.8)	$(182.1)

Loss per share of common stock — basic and diluted	$(0.29)	$(0.43)

Weighted-average number of common shares outstanding — basic and diluted	456.0	426.0

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS:
Cash and cash equivalents	$1,466.9	$1,955.7
Marketable securities	51.5	1.4
Accounts receivable, net of allowance of $79.5 and $81.3	3,459.7	3,934.9
Expenditures billable to clients	1,118.2	1,021.4
Deferred income taxes	70.9	70.9
Prepaid expenses and other current assets	246.4	224.5

Total current assets	6,413.6	7,208.8
Land, buildings and equipment, net of accumulated depreciation of $1,032.6 and $1,017.0	605.6	624.0
Deferred income taxes	522.2	476.5
Investments	127.9	128.1
Goodwill	3,077.1	3,067.8
Other assets	348.2	358.9

TOTAL ASSETS	$11,094.6	$11,864.1

LIABILITIES:
Accounts payable	$3,801.0	$4,124.1
Accrued liabilities	2,127.9	2,426.7
Short-term debt	464.2	82.9

Total current liabilities	6,393.1	6,633.7
Long-term debt	1,846.1	2,248.6
Deferred compensation and employee benefits	599.9	606.3
Other non-current liabilities	384.9	388.4
Minority interests in consolidated subsidiaries	41.6	46.5

TOTAL LIABILITIES	9,265.6	9,923.5

Commitments and contingencies (Note 9)
TOTAL STOCKHOLDERS’ EQUITY	1,829.0	1,940.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,094.6	$11,864.1

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125.9)	$(170.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	43.0	42.9
Provision for bad debt	3.8	4.2
Amortization of restricted stock and other non-cash compensation	19.6	9.3
Amortization of bond discounts and deferred financing costs	7.8	3.2
Deferred income tax benefit	(48.5)	(32.4)
Gain on sales of investments	(0.8)	(4.5)
Loss applicable to minority interests, net of tax	(0.4)	(0.2)
Other	7.3	4.6
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	489.6	450.2
Expenditures billable to clients	(91.9)	(23.9)
Prepaid expenses and other current assets	(22.4)	(38.0)
Accounts payable	(347.4)	(494.3)
Accrued liabilities	(311.2)	(287.0)
Other non-current assets and liabilities	(5.1)	8.0

Net cash used in operating activities	(382.5)	(528.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(13.5)	(1.7)
Capital expenditures	(28.0)	(18.7)
Maturities of short-term marketable securities	238.4	77.4
Purchases of short-term marketable securities	(288.4)	(381.7)
Proceeds from sales of businesses and fixed assets, net of cash sold	3.9	0.9
Proceeds from sales of investments	13.1	6.5
Purchases of investments	(9.6)	(4.7)

Net cash used in investing activities	(84.1)	(322.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term bank borrowings	(20.0)	(8.9)
Payments of long-term debt	(1.2)	(0.2)
Proceeds from long-term debt	0.6	0.1
Consent fees	—	(0.7)
Issuance of common stock, net of issuance costs	1.4	—
Distributions to minority interests, net	(4.6)	(6.3)
Preferred stock dividends	(6.9)	(11.2)

Net cash used in financing activities	(30.7)	(27.2)

Effect of exchange rate changes on cash and cash equivalents	8.5	8.4

Net decrease in cash and cash equivalents	(488.8)	(868.9)
Cash and cash equivalents at beginning of year	1,955.7	2,075.9

Cash and cash equivalents at end of period	$1,466.9	$1,207.0

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net Loss	$(125.9)	$(170.2)
Foreign currency translation adjustment	13.7	12.8
Adjustments to pension and other postretirement plans, net of tax	(0.2)	—
Unrealized holding (losses) gains on securities, net of tax
Unrealized holding gain	—	6.5
Reclassification of gain to net earnings	(0.7)	(0.8)

Net unrealized holding (losses) gains on securities, net of tax	(0.7)	5.7

Total Comprehensive Loss	$(113.1)	$(151.7)

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 1:	Basis of Presentation

The unaudited consolidated financial statements have been prepared by The Interpublic Group of Companies, Inc. (together with its subsidiaries, the “Company”, “Interpublic”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Loss for each period presented. Certain reclassifications have been made to prior periods to conform to the current period presentation. The consolidated results for interim periods are not necessarily indicative of results for the full year, as historically our consolidated revenue is lower in the first half of the fiscal year than in the second half. These financial results should be read in conjunction with our 2006 Annual Report on Form 10-K.

As of March 31, 2007 we have included our $400.0 4.50% Convertible Senior Notes due 2023 in short-term debt because holders of this debt may require us to repurchase these Notes on March 15, 2008 for cash at par.

Note 2:	Restructuring and Other Reorganization-Related (Reversals) Charges

The components of restructuring and other reorganization-related (reversals) charges were as follows:

	Three Months Ended
	March 31,
	2007	2006

Other reorganization-related reversals	$(0.2)	$—
Restructuring (reversals) charges
Lease termination and other exit costs	0.1	0.4
Severance and termination costs	(0.5)	—

	(0.4)	0.4

Total	$(0.6)	$0.4

Restructuring (reversals) charges relate to lease termination and other exit costs and severance and termination costs for the 2003 and 2001 restructuring programs. For the first quarter of 2007, net reversals primarily consisted of adjustments to estimates primarily relating to our severance and lease termination costs offset by the amortization of the discounted liability related to lease terminations. Net restructuring reversals was comprised of net reversals of $(0.6) at Constituency Management Group (“CMG”) partially offset by net charges of $0.2 at Integrated Agency Networks (“IAN”).

A rollforward of the remaining liability for the 2003 and 2001 restructuring program is as follows:

	2003	2001
	Program	Program	Total

Liability at December 31, 2006	$12.6	$19.2	$31.8
Charges and adjustments	(0.6)	0.2	(0.4)
Payments and other	(0.5)	(1.5)	(2.0)

Liability at March 31, 2007	$11.5	$17.9	$29.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 3:	Supplementary Data

Accrued Liabilities

	March 31,	December 31,
	2007	2006

Media and production expenses	$1,563.4	$1,690.7
Salaries, benefits and related expenses	323.7	460.6
Office and related expenses	79.0	99.2
Professional fees	37.2	46.1
Restructuring and other reorganization-related	15.5	18.0
Interest	24.6	30.0
Taxes	6.2	7.3
Other	78.3	74.8

Total	$2,127.9	$2,426.7

2005 Restatement Liabilities

As part of the restatement set forth in the 2004 Annual Report on Form 10-K filed in September 2005 (the “2005 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are primarily achieved through settlements with clients and vendors but also may occur if the applicable statute of limitations has lapsed. For the three months ended March 31, 2007, we satisfied $13.2 of these liabilities through cash payments of $3.8 and reductions of certain client receivables of $9.4. Also, as part of the 2005 Restatement, we recognized liabilities related to internal investigations and international compensation arrangements. A summary of these and the vendor discounts and credits liabilities, which are primarily included in accounts payable, is as follows:

	March 31,	December 31,
	2007	2006

Vendor discounts and credits	$199.8	$211.2
Internal investigations (includes asset reserves)	19.5	19.5
International compensation arrangements	28.1	32.3

Total	$247.4	$263.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4:	Loss Per Share

Loss per basic common share equals net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the applicable period. The following sets forth basic and diluted loss per common share applicable to common stock:

	Three Months Ended
	March 31,
	2007	2006

Basic and Diluted
Net loss	$(125.9)	$(170.2)
Less: preferred stock dividends	6.9	11.9

Net loss applicable to common stockholders	$(132.8)	$(182.1)

Weighted-average number of common shares outstanding — basic and diluted	456.0	426.0
Loss per share — basic and diluted	$(0.29)	$(0.43)

Basic and diluted shares outstanding and loss per share are equal for the three months ended March 31, 2007 and 2006 because our potentially dilutive securities are antidilutive as a result of the net loss applicable to common stockholders in each period. Our participating securities have no impact on our net loss applicable to common stockholders for the three months ended March 31, 2007 and 2006 as there are no earnings distributable to common stockholders after deducting preferred stock dividends.

The following table presents the potential shares excluded from diluted loss per share because the effect of including these potential shares would be antidilutive:

	Three Months Ended
	March 31,
	2007	2006

Stock Options and Non-vested Restricted Stock Awards	8.6	5.4
Capped Warrants	5.6	—
Uncapped Warrants	2.7	—
4.25% Convertible Senior Notes	32.2	—
4.50% Convertible Senior Notes	32.2	64.4
Series A Mandatory Convertible Preferred Stock	—	27.7
Series B Cumulative Convertible Perpetual Preferred Stock	38.4	38.4

Total	119.7	135.9

Securities excluded from the loss per share calculation because the exercise price was greater than the average market price:
Stock Options(1)	19.3	30.6

(1)	These options represent what is outstanding at the end of the respective period. At the point that the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury stock method would reduce this amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

There were an additional 8.2 and 3.0 outstanding stock options to purchase common shares as of March 31, 2007 and 2006, respectively, with exercise prices less than the average market price for the respective period. However, these options are not included in the table above presenting the potential shares excluded from diluted loss per share due to the application of the treasury stock method and the rules related to stock-based compensation arrangements.

Note 5:	Taxes

For the three months ended March 31, 2007 the difference between the effective tax rate and the statutory rate of 35% is due primarily to state and local taxes, losses incurred in non-U.S. jurisdictions that receive no benefit and the write-off of deferred tax assets for restricted stock. The improvement in the effective tax rate, as compared to the first quarter of 2006, was primarily attributable to a reduction in the losses incurred in non-U.S. jurisdictions that receive no benefit and a reduction in the amount of U.S. taxation of non-U.S. income without offsetting U.S. foreign tax credits.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $9.5 increase in the net liability for unrecognized tax positions, which was recorded as an adjustment to retained earnings effective January 1, 2007. The total amount of unrecognized tax benefits at January 1, 2007 was $253.8, including $213.7 of tax benefits that, if recognized, would impact the effective tax rate and $40.1 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. The total amount of accrued interest and penalties at January 1, 2007 was $30.2. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in the statement of operations. We have not elected to change this classification with the adoption of FIN 48.

In 2006, the IRS completed the field audit of the years 1997 through 2002 and has proposed additions to our taxable income. We have appealed a number of these proposed additions and discussions are ongoing.

At March 31, 2007, the IRS field audit of our 2003 and 2004 income tax returns remained ongoing. On May 1, 2007, the IRS completed its examination of these years and proposed a number of adjustments to our taxable income. We intend to appeal a number of these items. In addition, we have various tax years under examination by tax authorities in various countries, such as the United Kingdom, and in various states, such as New York, in which we have significant business operations. It is not yet known whether these examinations will, in the aggregate, result in our paying additional taxes. We have established tax reserves that we believe to be adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and adjust our reserves as additional information or events require.

With respect to all tax years open to examination by U.S. Federal, various state, local, and non-U.S. tax authorities, we currently anticipate that approximately $80.0 of previously unrecognized tax benefits related to various items of income and expense, including certain worthless securities deductions and transfer pricing adjustments, will be recognized in the next twelve months primarily as a result of the completion of tax examinations in the second quarter of 2007 and the lapsing of statutes of limitation.

With limited exceptions, we are no longer subject to U.S. income tax audits for years prior to 1997, state and local income tax audits for years prior to 1999, or non-U.S. income tax audits for years prior to 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 6:	Employee Benefits

The components of net periodic cost for the domestic pension plans, the principal foreign pension plans and the postretirement benefit plans are as follows:

	Domestic		Foreign		Postretirement
	Pension Plans		Pension Plans		Benefit Plans
Three Months Ended March 31,	2007	2006	2007	2006	2007	2006

Service cost	$—	$0.2	$3.5	$4.1	$0.1	$0.1
Interest cost	2.1	2.2	6.1	5.4	0.9	1.0
Expected return on plan assets	(2.5)	(2.2)	(5.9)	(4.3)	—	—
Amortization of:
Transition obligation	—	—	—	0.1	—	—
Prior service cost	—	—	0.1	—	—	—
Unrecognized actuarial losses	1.2	1.5	0.8	1.5	0.3	0.3

Net periodic cost	$0.8	$1.7	$4.6	$6.8	$1.3	$1.4

During the three months ended March 31, 2007, we made contributions of $5.3 to our foreign pension plans. For the remainder of 2007, we do not anticipate making contributions to our domestic pension plans. We expect to contribute an additional $21.2 to our foreign pension plans.

Note 7:	Employee Stock Purchase Plan

The Interpublic Group of Companies Employee Stock Purchase Plan (2006) (the “2006 Plan”) became active beginning April 1, 2007. Under the 2006 Plan, employees may purchase our common stock through payroll deductions not exceeding 10% of their compensation. The price an employee pays for a share of stock under the 2006 Plan is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 15.0 shares are reserved for issuance under the 2006 Plan. We filed a registration statement with the SEC to register the shares that may be purchased under the 2006 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 8:	Segment Information

We have two reportable segments: IAN, which is comprised of Draftfcb, Lowe, McCann, our media services and our leading stand-alone agencies, and CMG, which is comprised of the bulk of our specialist marketing service offerings. We also report results for the Corporate and other group. Segment information is presented consistently with the basis described in our 2006 Annual Report on Form 10-K. Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended
	March 31,
	2007	2006

Revenue:
IAN	$1,131.2	$1,108.8
CMG	227.9	218.2

Total	$1,359.1	$1,327.0

Segment operating income (loss):
IAN	$(64.8)	$(72.9)
CMG	(1.4)	4.2
Corporate and other	(58.6)	(90.5)

Total	(124.8)	(159.2)

Restructuring and other reorganization-related reversals (charges)	0.6	(0.4)
Interest expense	(55.0)	(46.1)
Interest income	28.5	25.9
Other (expense) income	(1.5)	0.6

Loss before benefit of income taxes	$(152.2)	$(179.2)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$31.2	$31.1
CMG	4.7	5.0
Corporate and other	7.1	6.8

Total	$43.0	$42.9

Capital expenditures:
IAN	$19.7	$13.5
CMG	2.0	1.7
Corporate and other	6.3	3.5

Total	$28.0	$18.7

	March 31,	December 31,
Total assets:	2007	2006

IAN	$9,043.3	$9,359.5
CMG	928.7	908.3
Corporate and other	1,122.6	1,596.3

Total	$11,094.6	$11,864.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following expenses are included in Corporate and other:

	Three Months Ended
	March 31,
	2007	2006

Salaries and related expenses	$58.0	$50.3
Professional fees	25.4	60.8
Rent, depreciation and amortization	17.3	15.3
Corporate insurance	6.0	4.9
Other	7.7	6.0
Expenses allocated to operating divisions	(55.8)	(46.8)

Total	$58.6	$90.5

Note 9:	Commitments and Contingencies

SEC Investigation

The SEC opened a formal investigation in response to the restatement we first announced in August 2002 and the investigation expanded to encompass the 2005 Restatement. In particular, since we filed our 2004 Annual Report on Form 10-K, we have received subpoenas from the SEC relating to matters addressed in our 2005 Restatement. We have also responded to inquiries from the SEC staff concerning the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but because the investigation is ongoing, in particular with respect to the 2005 Restatement, we cannot reasonably estimate the amount, range of amounts or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

Other Legal Matters

We are or have been involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition.

Guarantees

As discussed in our 2006 Annual Report on Form 10-K, we have contingent obligations under guarantees of certain obligations of our subsidiaries relating principally to credit facilities, guarantees of certain media payables and operating leases of certain subsidiaries. As of March 31, 2007 there have been no material changes to these guarantees.

Note 10:	Recent Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our Consolidated Financial Statements.

In January 2007 we adopted FIN 48. See Note 5 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 157 on our Consolidated Financial Statements.

The adoption of the following accounting pronouncements during 2007 did not have a material impact on our Consolidated Financial Statements:

•	SFAS No. 155, Accounting for Certain Hybrid Financial Instruments

•	EITF Issue No. 05-1, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option

•	EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)

•	EITF Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance

•	EITF Issue No. 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments

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

INTERNAL CONTROL OVER FINANCIAL REPORTING, by reference to our 2006 Annual Report on Form 10-K, provides a description of the status of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

CRITICAL ACCOUNTING ESTIMATES provides an updated discussion of our accounting policies that require critical judgment, assumptions and estimates that were incorporated in our 2006 Annual Report on Form 10-K.

RECENT ACCOUNTING STANDARDS, by reference to Note 10 to the unaudited Consolidated Financial Statements, provides a discussion of accounting standards that we have not yet been required to implement, but which may affect us in the future, as well as those accounting standards that have been adopted during 2007.

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

Our strategy is focused on improving our organic revenue growth and operating income, and we are working to achieve a level of organic revenue growth comparable to industry peers and double-digit operating margins by 2008. We analyze period-to-period changes in our operating performance by determining the portion of the change that is attributable to foreign currency rates and the change attributable to the net effect of acquisitions and divestitures, and the remainder is considered the organic change. For purposes of analyzing this change, acquisitions and divestitures are treated as if they occurred on the first day of the quarter during which the transaction occurred.

Although the U.S. Dollar is our functional currency for reporting purposes, a substantial portion of our revenues is generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies our international businesses are conducted in, principally the Euro and Pound Sterling. In the first quarter of 2007, the U.S. Dollar was weaker against both of these currencies as compared to the first quarter

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

of 2006. As a result, the net effect of foreign currency changes from the comparable prior year period was an increase in revenues and operating expenses in the first quarter of 2007.

As discussed in more detail in this MD&A, for the first quarter of 2007 compared to 2006:

•	Total revenue increased 2.4%.

•	Organic revenue increase was 1.6% primarily due to higher revenue from existing clients.

•	Operating margin was (9.1%) in 2007, compared to (12.0%) in 2006.

•	Operating expenses decreased slightly to $1,483.3 in 2007, compared to $1,486.6 in 2006.

•	Total salaries and related expenses increased 4.0%. The organic increase was 2.8%.

•	Total office and general expenses decreased 7.5% primarily due to lower professional fees. The organic decrease was 7.9%.

RESULTS OF OPERATIONS

Consolidated Results of Operations — Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

REVENUE

	Three Months	Components of Change			Three Months
	Ended		Net		Ended
	March 31,	Foreign	Acquisitions/		March 31,	Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Total	$1,327.0	31.6	(20.3)	20.8	$1,359.1	1.6%	2.4%
Domestic	775.4	—	(1.7)	32.3	806.0	4.2%	3.9%
International	551.6	31.6	(18.6)	(11.5)	553.1	(2.1)%	0.3%

Revenue increased due to changes in foreign currency exchange rates and organic revenue increases at both the Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”) segments. The domestic organic increase was primarily driven by increased client spending and net client wins in the traditional advertising sector, public relations and sports marketing disciplines. The international organic decrease was driven by lower revenue from existing clients primarily in the Latin America region at IAN and in the Asia Pacific region in the events marketing businesses at CMG as well as changes in the timing of client spending relative to a year ago. Europe slightly declined as a result of weakness in traditional advertising and marketing services, partially offset by higher client spending in the events marketing businesses.

Refer to the segment discussion later in this MD&A for more detailed information on changes in revenue by segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

OPERATING EXPENSES

	Three Months Ended March 31,
	2007		2006
		% of		% of
	$	Revenue	$	Revenue

Salaries and related expenses	$988.8	72.8%	$950.7	71.6%
Office and general expenses	495.1	36.4%	535.5	40.4%
Restructuring and other reorganization-related (reversals) charges	(0.6)		0.4

Total operating expenses	$1,483.3		$1,486.6

Salaries and Related Expenses

		Components of Change
			Net
		Foreign	Acquisitions/			Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Three months ended March 31,	$950.7	24.4	(12.8)	26.5	$988.8	2.8%	4.0%

Salaries and related expenses increased $38.1 during the first quarter of 2007 due to higher base salaries and benefits, stock compensation expense and accruals for bonus awards. Salaries and related expenses were also affected by foreign currency exchange rate variances and net divestitures. Salaries and benefits grew by $27.6 primarily to support growth in certain of our businesses. Long-term incentive stock compensation expense and bonus accruals increased a combined $17.4. Long-term incentive stock expense increased due to the effect of equity-based awards granted in June 2006 and a one-time performance equity-based award granted in 2006 to a limited number of operating and corporate executives. Cash bonus awards increased primarily due to higher accruals in the first quarter of 2007 compared to the first quarter of 2006. Changes can occur in both short and long-term compensation awards based on projected results and could impact trends between various periods in the future.

Office and General Expenses

		Components of Change
			Net
		Foreign	Acquisitions/			Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Three months ended March 31,	$535.5	13.2	(11.4)	(42.2)	$495.1	(7.9)%	(7.5)%

Office and general expenses for the first quarter of 2007 decreased primarily due to continued reductions in professional fees, mainly from reduced costs associated with finance related projects, including internal control compliance and certain accounting projects. The decrease primarily occurred at Corporate. We expect professional fees to continue to decrease throughout 2007.

Restructuring and Other Reorganization-Related (Reversals) Charges

The net reversals during the first quarter of 2007 primarily consisted of adjustments to estimates primarily relating to our severance and lease termination costs, partially offset by the amortization of the discounted liability related to lease terminations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

EXPENSE AND OTHER INCOME

	Three Months Ended
	March 31,
	2007	2006

Interest expense	$(55.0)	$(46.1)
Interest income	28.5	25.9
Other (expense) income	(1.5)	0.6

Total	$(28.0)	$(19.6)

The increase in net interest expense during the first quarter is largely attributable to non-cash items related to the amortization of issuance costs and deferred warrant costs incurred as result of the ELF Financing transaction completed in the second quarter of 2006.

INCOME TAXES

	Three Months Ended
	March 31,
	2007	2006

Loss before benefit of income taxes	$(152.2)	$(179.2)
Benefit of income taxes	(25.7)	(8.8)

For the three months ended March 31, 2007 the difference between the effective tax rate and the statutory rate of 35% is due primarily to state and local taxes, losses incurred in non-U.S. jurisdictions that receive no benefit and the write-off of deferred tax assets for restricted stock. The improvement in the effective tax rate was primarily attributable to a reduction in the losses incurred in non-U.S. jurisdictions that receive no benefit and a reduction in the amount of U.S. taxation of non-U.S. income without offsetting U.S. foreign tax credits.

Segment Results of Operations — Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

As discussed in Note 8 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2007: IAN and CMG. We also report results for the Corporate and other group.

INTEGRATED AGENCY NETWORKS (“IAN”)

REVENUE

	Three Months	Components of Change			Three Months
	Ended		Net		Ended
	March 31,	Foreign	Acquisitions/		March 31,	Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Total	$1,108.8	25.3	(14.0)	11.1	$1,131.2	1.0%	2.0%
Domestic	635.7	—	(1.7)	22.7	656.7	3.6%	3.3%
International	473.1	25.3	(12.3)	(11.6)	474.5	(2.5)%	0.3%

The revenue increase in the first quarter of 2007 was a result of changes in foreign currency exchange rates and organic increases, partially offset by net divestitures primarily from the sale of several businesses at Draftfcb in 2006. The domestic increase was mostly organic as a result of higher revenue from existing clients and net client wins, primarily at McCann Worldgroup, and a performance incentive award earned in the first quarter of 2007 for work on projects started in 2006 at one of our independent agencies. International revenues were consistent period over period; however, the first quarter of 2007 benefited from the favorable effect of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

changes in foreign currency exchange rates. This was offset by net divestitures of businesses primarily at Draftfcb and an organic revenue decline, primarily at Draftfcb and Lowe, related to lower spending by existing clients mainly in Europe.

SEGMENT OPERATING LOSS

	Three Months Ended
	March 31,
	2007	2006	Change

Segment operating loss	$(64.8)	$(72.9)	(11.1)%

Operating margin	(5.7)%	(6.6)%

Operating loss improved during the first quarter of 2007 due to an increase in revenue of $22.4 and a decrease in office and general expenses of $5.5, partially offset by an increase in salaries and related expenses of $19.8. Higher salaries and related expenses were primarily due to the impact of changes in foreign currency exchange rates, increased base salaries to support growth, larger cash bonus awards primarily due to higher accruals in the first quarter of 2007 compared to the first quarter of 2006, and an increased amount of long-term incentive awards, partially offset by net divestitures. On an organic basis, the revenue increase was greater than the operating expense increase, which contributed to IAN’s operating loss improvement.

CONSTITUENCY MANAGEMENT GROUP (“CMG”)

REVENUE

	Three Months	Components of Change			Three Months
	Ended		Net		Ended
	March 31,	Foreign	Acquisitions/		March 31,	Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Total	$218.2	6.3	(6.3)	9.7	$227.9	4.4%	4.4%
Domestic	139.7	—	—	9.6	149.3	6.9%	6.9%
International	78.5	6.3	(6.3)	0.1	78.6	0.1%	0.1%

Revenue growth was primarily a result of higher revenue in the public relations and sports marketing businesses. The domestic increase was primarily due to higher revenue from existing clients and net client wins in public relations and sports marketing, partially offset by declines in the events marketing businesses due to net client losses. International revenues were consistent period over period primarily due to increased client spending in the events marketing businesses in Europe offset by project-based events that did not recur in the first quarter of 2007 in the Asia Pacific region and a decline in the sports marketing business in Europe due to net client losses.

SEGMENT OPERATING (LOSS) INCOME

	Three Months Ended
	March 31,
	2007	2006	Change

Segment operating (loss) income	$(1.4)	$4.2	(133.3)%

Operating margin	(0.6)%	1.9%

Operating income decreased to a loss primarily as a result of an increase in salaries and related expenses of $10.6 and an increase in office and general expenses of $4.7, partially offset by the increase in revenue of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

$9.7. Higher salaries and related expenses primarily related to the hiring of additional staff in the public relations and sports marketing businesses to support their revenue growth. Office and general expenses increased primarily due to higher Corporate charges allocated to the segment related to the implementation of new information technology-related projects. On an organic basis, the operating expense increase was greater than the revenue increase, which contributed to the operating loss at CMG.

CORPORATE AND OTHER

	Three Months Ended
	March 31,
	2007	2006	Change

Salaries and related expenses	$58.0	$50.3	15.3%
Professional fees	25.4	60.8	(58.2)%
Rent, depreciation and amortization	17.3	15.3	13.1%
Corporate insurance	6.0	4.9	22.4%
Other	7.7	6.0	28.3%
Expenses allocated to operating divisions	(55.8)	(46.8)	19.2%

Total	$58.6	$90.5	(35.2)%

Corporate and other expenses decreased primarily due to reduced professional fees and higher amounts allocated to operating divisions, partially offset by increased salaries and related expenses. Lower professional fees were primarily from reduced costs associated with finance related projects, including internal control compliance, certain accounting projects and legal consultation. Amounts allocated to operating divisions increased primarily due to the implementation of new information technology-related projects and the charging of shared service and technology expenses. Salaries and related expenses primarily increased due to a one-time performance equity-based award granted in 2006 to a limited number of operating and corporate executives. Additionally, salaries and related expenses increased due to higher headcount at our shared service center, which is used to support our technology initiatives.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Cash, cash equivalents and marketable securities decreased by $438.7 to $1,518.4 during the first quarter of 2007 primarily due to working capital usage. Of this change, marketable securities increased by $50.1, primarily as a result of our net purchases of auction rate securities in the quarter. A summary of our cash flow activities is as follows:

	Three Months Ended March 31,
	2007	2006

Net cash used in operating activities	$(382.5)	$(528.1)
Net cash used in investing activities	(84.1)	(322.0)
Net cash used in financing activities	(30.7)	(27.2)

Operating Activities

During the first quarter of 2007, we used working capital of $283.3. Working capital reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. During the three months ended March 31, 2007, a reduction in accounts

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

payable of $347.4 and in accrued media and production expenses of $127.3, included in accrued liabilities, was more than offset by a reduction in accounts receivable of $489.6. Accrued liabilities also decreased as a result of payments related to cash incentive awards earned during 2006. Accrued liabilities are affected by the timing of certain payments. For example, while employee incentive awards are accrued throughout the year, they are paid during the first quarter of the subsequent year.

The timing of media buying on behalf of our clients affects our working capital and operating cash flow. In most of our businesses, we collect funds from our clients which we use, on their behalf, to pay production costs and media costs. The amounts involved substantially exceed our revenues, and primarily affect the level of accounts receivable, expenditures billable to clients, accounts payable and accrued media and production liabilities. Our assets include both cash received and accounts receivable from clients for these pass-through arrangements, while our liabilities include amounts owed on behalf of clients to media and production suppliers. Generally, we pay production and media charges after we have received funds from our clients, and our risk from client nonpayment has historically not been significant.

The net loss of $125.9 during the three months ended March 31, 2007 includes non-cash items that are not expected to generate cash or require the use of cash. Net non-cash expense items of $31.8 primarily include the add-back of the deferred income tax benefit, depreciation of fixed assets and the amortization of intangible assets, restricted stock awards and non-cash compensation.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2007 primarily reflects net purchases of short-term marketable securities, capital expenditures and acquisitions. Net purchases of marketable securities were from purchases of auction rate securities which are classified as short-term marketable securities based upon our evaluation of the maturity dates associated with the underlying bonds. The cash flows attributable to short-term marketable securities vary from one period to another because of changes in the maturity profile of our treasury investments. Capital expenditures of $28.0 primarily related to computer hardware and leasehold improvements. Payments for acquisitions related to the purchase of an agency in Latin America and deferred payments on prior acquisitions.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2007 primarily reflects repayments of short-term borrowings and dividend payments of $6.9 on our Series B Preferred Stock.

LIQUIDITY OUTLOOK

We expect our cash and cash equivalents and marketable securities to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months.

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

Funding Requirements

Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, capital expenditures, payments related to vendor discounts and credits, debt service, preferred stock dividends, contributions to pension and postretirement plans, acquisitions and taxes.

On March 15, 2008 holders of our $400.0 4.50% Convertible Senior Notes due 2023 may require us to repurchase these Notes for cash at par. The remainder of our debt profile is primarily long-term, with maturities scheduled from 2009 to 2023.

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

We are currently evaluating strategic opportunities to grow the business and increase our ownership interests in current investments, particularly to develop the digital and marketing services components of our business and to expand our presence in key markets, including Brazil, Russia, India and China.

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

In recent years, we have obtained long-term financing in the capital markets by issuing debt securities, convertible debt securities and convertible preferred stock. We have also used borrowing facilities to provide us with liquidity for working capital needs. In connection with the ELF Financing, we also have two series of equity warrants outstanding and have entered into call spread transactions in connection with one of the series of equity warrants.

Credit Facilities

Our principal credit facility is our $750.0 Three-Year Credit Agreement (the “Credit Agreement”), which we can utilize for cash advances and for letters of credit up to $600.0. This is a revolving facility under which amounts borrowed may be repaid and borrowed again, and the aggregate available amount of letters of credit may decrease or increase, subject to the overall limit of $750.0 and a $600.0 limit on letters of credit. We have not drawn on the Credit Agreement or our previous committed credit agreements since late 2003.

In addition to the Credit Agreement, we have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States and the amount outstanding as of March 31, 2007 was $61.8. If we

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

lose access to these credit lines we would have to provide funding directly to some overseas operations. The weighted-average interest rate on this outstanding balance was approximately 5%.

Letters of Credit

We are required from time to time to post letters of credit, primarily to support our commitments, or those of our subsidiaries, to purchase media placements, mostly in locations outside the United States, or to satisfy other obligations. These letters of credit are generally backed by letters of credit issued under the Credit Agreement. As of March 31, 2007, the aggregate amount of outstanding letters of credit issued for our account under the Credit Agreement was $222.9. These letters of credit have historically not been drawn upon.

Cash Pooling

We aggregate our net domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our consolidated balance sheets reflect cash net of overdrafts for each pooling arrangement. As of March 31, 2007 a gross amount of approximately $1,053.0 in cash was netted against an equal gross amount of overdrafts under pooling arrangements.

CREDIT AGENCY RATINGS

Our long-term debt credit ratings as of March 31, 2007 were Ba3 with stable outlook, B with positive outlook and B with negative outlook, as reported by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. A downgrade in our credit ratings could adversely affect our ability to access capital and could result in more stringent covenants and higher interest rates under the terms of any new indebtedness.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our internal control over financial reporting is described in detail in Item 8, Management’s Assessment of Internal Control Over Financial Reporting, and Item 9A, Controls and Procedures, in our 2006 Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2006 included in our 2006 Annual Report on Form 10-K. As summarized in Item 7 of our 2006 Annual Report on Form 10-K, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. We base our estimates on historical experience and on other factors that we consider reasonable under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2006 except as noted below in regards to income taxes. Actual results may differ from these estimates under different assumptions or conditions.

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The assessment of recognition and measurement requires critical estimates and the use of complex judgments. We evaluate our tax positions using a “more likely than not” recognition threshold and then we apply a measurement assessment to those positions that meet the recognition threshold.

RECENT ACCOUNTING STANDARDS

Please refer to Note 10 to our unaudited Consolidated Financial Statements for a discussion of recent accounting standards that we have not yet been required to implement, but which may affect us in the future, as well as those accounting standards that have been adopted during 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2007. For a discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2006 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. We continue to have numerous material weaknesses in our internal control over financial reporting as noted in Management’s Assessment of Internal Control over Financial Reporting located in Item 8, Financial Statements and Supplementary Data, in our 2006 Annual Report on Form 10-K. Based on an evaluation of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our legal proceedings is set forth in Note 9 to the unaudited consolidated financial statements included in this report.

Item 1A.  Risk Factors

In the first quarter of 2007, there have been no material changes from risk factors as previously disclosed. See Item 1A in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the first quarter of 2007, we engaged in one transaction, which is described below, in which we issued shares of our common stock, par value $.10 per share, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

1. On January 4, 2007, we issued 8,159 shares of our common stock as part of a deferred payment of purchase price to three former shareholders of a company, 48% of the outstanding shares of which one of our subsidiaries had acquired in the first quarter of 2001. The shares were valued at $97,170 as of the date of issuance and were issued without registration in an “offshore transaction” and solely to “non-U.S. persons” in reliance on Regulation S under the Securities Act.

(c) The following table provides information regarding our purchases of our equity securities during the period from January 1, 2007 to March 31, 2007:

				Maximum
				Number (or
				Approximate
				Dollar Value) of
			Total Number of Shares	Shares (or Units)
			(or Units) Purchased as	that May Yet be
	Total Number of	Average Price	Part of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
	Purchased	(or Unit)(2)	or Programs	Programs

January 1-31	175,345 shares	$12.25	—	—
February 1-28	31,365 shares	$12.81	—	—
March 1-31	57,838 shares	$12.33	—	—

Total(1)	264,548 shares	$12.34	—	—

(1)	Consists of restricted shares of our common stock withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the first quarter of 2007 (the “Withheld Shares”).

(2)	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of common stock withheld each month.

(d) The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made.

Item 6.	Exhibits

Exhibit No.	Description

10(iii)(A)	Description of Performance Objectives To Be Used To Determine 2007 Management Incentive Compensation Awards Payable in 2008 to the Named Executive Officers of The Interpublic Group of Companies, Inc. (“Interpublic”) under Interpublic’s 2006 Performance Incentive Plan.
12.1	Supplemental Computation of Ratios of Earnings to Fixed Charges.
12.2	Supplemental Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth
Chairman and Chief Executive Officer

Date: May 10, 2007

By	/s/ Frank Mergenthaler
Frank Mergenthaler
Executive Vice President and
Chief Financial Officer

Date: May 10, 2007

INDEX TO EXHIBITS

Exhibit No.	Description

10(iii)(A)	Description of Performance Objectives To Be Used To Determine 2007 Management Incentive Compensation Awards Payable in 2008 to the Named Executive Officers of The Interpublic Group of Companies, Inc. (“Interpublic”) under Interpublic’s 2006 Performance Incentive Plan.
12.1	Supplemental Computation of Ratios of Earnings to Fixed Charges.
12.2	Supplemental Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.