Form 10-Q
period 2007-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2007-08-07
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

The number of shares of the registrant’s common stock outstanding as of July 31, 2007 was 471,463,748.

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our 2006 Annual Report on Form 10-K and in this report. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2006 Annual Report on Form 10-K and in this report.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUE	$1,652.7	$1,532.9	$3,011.8	$2,859.9

OPERATING EXPENSES:
Salaries and related expenses	1,009.7	945.1	1,998.5	1,895.8
Office and general expenses	502.6	504.6	997.7	1,040.1
Restructuring and other reorganization-related (reversals) charges	(5.2)	6.3	(5.8)	6.7

Total operating expenses	1,507.1	1,456.0	2,990.4	2,942.6

OPERATING INCOME (LOSS)	145.6	76.9	21.4	(82.7)

EXPENSES AND OTHER INCOME:
Interest expense	(56.9)	(52.0)	(111.9)	(98.1)
Interest income	28.1	26.4	56.6	52.3
Other income	8.0	24.3	6.5	24.9

Total (expenses) and other income	(20.8)	(1.3)	(48.8)	(20.9)

Income (loss) before income taxes	124.8	75.6	(27.4)	(103.6)
(Benefit of) provision for income taxes	(11.4)	5.0	(37.1)	(3.8)

Income (loss) of consolidated companies	136.2	70.6	9.7	(99.8)
Income applicable to minority interests, net of tax	(2.4)	(6.2)	(2.0)	(6.0)
Equity in net income of unconsolidated affiliates, net of tax	3.2	1.3	3.4	1.3

NET INCOME (LOSS)	137.0	65.7	11.1	(104.5)
Dividends on preferred stock	6.9	11.9	13.8	23.8
Allocation to participating securities	8.6	9.6	—	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$121.5	$44.2	$(2.7)	$(128.3)

Earnings (loss) per share of common stock:
Basic	$0.27	$0.10	$(0.01)	$(0.30)
Diluted	$0.24	$0.10	$(0.01)	$(0.30)
Weighted-average number of common shares outstanding:
Basic	457.3	426.6	456.7	426.3
Diluted	541.3	429.9	456.7	426.3

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Amounts in Millions)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS:
Cash and cash equivalents	$1,220.5	$1,955.7
Marketable securities	260.2	1.4
Accounts receivable, net of allowance of $79.7 and $81.3	3,881.2	3,934.9
Expenditures billable to clients	1,103.5	1,021.4
Other current assets	339.6	295.4

Total current assets	6,805.0	7,208.8
Land, buildings and equipment, net of accumulated depreciation of $1,072.0 and $1,017.0	618.8	624.0
Deferred income taxes	534.5	476.5
Goodwill	3,140.6	3,067.8
Other assets	467.2	487.0

TOTAL ASSETS	$11,566.1	$11,864.1

LIABILITIES:
Accounts payable	$4,010.4	$4,124.1
Accrued liabilities	2,220.8	2,426.7
Short-term debt	490.3	82.9

Total current liabilities	6,721.5	6,633.7
Long-term debt	1,843.0	2,248.6
Deferred compensation and employee benefits	605.6	606.3
Other non-current liabilities	400.2	434.9

TOTAL LIABILITIES	9,570.3	9,923.5

Commitments and contingencies (Note 10)
TOTAL STOCKHOLDERS’ EQUITY	1,995.8	1,940.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,566.1	$11,864.1

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11.1	$(104.5)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	83.9	85.1
Provision for bad debt	5.2	6.0
Amortization of restricted stock and other non-cash compensation	32.7	20.7
Amortization of bond discounts and deferred financing costs	15.6	10.9
Deferred income tax benefit	(65.7)	(68.8)
Gain on sales of investments	(1.8)	(23.4)
Income applicable to minority interests, net of tax	2.0	6.0
Other	2.3	9.2
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	147.8	405.4
Expenditures billable to clients	(38.9)	(129.5)
Prepaid expenses and other current assets	(16.0)	(30.5)
Accounts payable	(214.1)	(439.9)
Accrued liabilities	(294.4)	(303.3)
Other non-current assets and liabilities	(8.4)	45.2

Net cash used in operating activities	(338.7)	(511.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(80.3)	(10.2)
Capital expenditures	(66.5)	(40.5)
Maturities of short-term marketable securities	317.5	361.8
Purchases of short-term marketable securities	(575.8)	(690.4)
Proceeds from sales of businesses and fixed assets, net of cash sold	5.1	4.5
Proceeds from sales of investments	22.8	67.8
Purchases of investments	(15.6)	(23.7)
Other investing activities	3.7	—

Net cash used in investing activities	(389.1)	(330.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term bank borrowings	7.1	1.8
Consent fees	—	(40.9)
Call spread transactions in connection with ELF Financing	—	(29.2)
Distributions to minority interests	(10.4)	(15.2)
Preferred stock dividends	(13.8)	(23.1)
Other financing activities	0.6	(2.3)

Net cash used in financing activities	(16.5)	(108.9)

Effect of exchange rate changes on cash and cash equivalents	9.1	10.7

Net decrease in cash and cash equivalents	(735.2)	(940.3)
Cash and cash equivalents at beginning of year	1,955.7	2,075.9

Cash and cash equivalents at end of period	$1,220.5	$1,135.6

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in Millions)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

NET INCOME (LOSS)	$137.0	$65.7	$11.1	$(104.5)
Foreign currency translation adjustment	25.0	3.5	38.7	16.3
Adjustments to pension and other postretirement plans, net of tax	1.4	—	1.2	—
Net adjustment for minimum pension liability	—	0.2	—	0.2
Unrealized holding gains (losses) on securities, net of tax:
Unrealized holding gain	2.2	—	2.2	6.5
Unrealized holding loss	—	(8.1)	—	(8.1)
Reclassification of gain to net earnings	(0.6)	(7.9)	(1.3)	(8.7)

Net unrealized holding gains (losses) on securities, net of tax	1.6	(16.0)	0.9	(10.3)

TOTAL COMPREHENSIVE INCOME (LOSS)	$165.0	$53.4	$51.9	$(98.3)

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 1:	Basis of Presentation

The unaudited consolidated financial statements have been prepared by The Interpublic Group of Companies, Inc. (together with its subsidiaries, the “Company”, “Interpublic”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”) and, in the opinion of management, include all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss) for each period presented. Certain reclassifications have been made to prior periods to conform to the current period presentation. The consolidated results for interim periods are not necessarily indicative of results for the full year, as historically our consolidated revenue is lower in the first half of the year than in the second half. These financial results should be read in conjunction with our 2006 Annual Report on Form 10-K.

Starting with the first quarter of 2007 we have included our $400.0 4.50% Convertible Senior Notes due 2023 in short-term debt because holders of this debt may require us to repurchase these Notes on March 15, 2008 for cash at par.

Note 2:	Restructuring and Other Reorganization-Related (Reversals) Charges

The components of restructuring and other reorganization-related (reversals) charges are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Other reorganization-related charges (reversals)	$—	$6.3	$(0.2)	$6.3
Restructuring (reversals) charges:
Lease termination and other exit costs	(5.1)	—	(5.0)	0.4
Severance and termination costs	(0.1)	—	(0.6)	—

	(5.2)	—	(5.6)	0.4

Total	$(5.2)	$6.3	$(5.8)	$6.7

Restructuring (reversals) charges relate to the 2003 and 2001 restructuring programs. For the three and six months ended June 30, 2007, net reversals primarily consist of reversals due to the utilization of previously vacated property by an agency at Draftfcb and adjustments to estimates primarily relating to our severance and lease termination costs. Net restructuring reversals for the three months ended June 30, 2007 was comprised of net reversals of $5.1 at Integrated Agency Networks (“IAN”) and $0.1 at Constituency Management Group (“CMG”). For the six months ended June 30, 2007, net restructuring reversals was comprised of $4.9 at IAN and $0.7 at CMG.

A rollforward of the remaining liability for the 2003 and 2001 restructuring program is as follows:

	2003	2001
	Program	Program	Total

Liability at December 31, 2006	$12.6	$19.2	$31.8
Net reversals and adjustments	(0.8)	(4.8)	(5.6)
Payments and other	(1.6)	(2.8)	(4.4)

Liability at June 30, 2007	$10.2	$11.6	$21.8

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 3:	Acquisitions

During the six months ended June 30, 2007, we made three acquisitions: a) a full-service advertising agency in Latin America, b) Reprise Media, which is a full-service search engine marketing firm in North America, and c) the remaining interests in a full-service advertising agency in India in which we previously held a 49% interest. Total cash consideration for these acquisitions was $80.2. There is a contingent purchase obligation for the remaining equity interests in Reprise Media, which is based on future financial performance. If the contingent obligation is met and consideration for these interests is determinable and distributable, we will record the fair value of this consideration as additional goodwill.

For companies acquired during the first half of 2007, we made estimates of the fair values of the assets and liabilities for consolidation. The purchase price in excess of the estimated fair value of the tangible net assets acquired was allocated to goodwill and identifiable intangible assets. These acquisitions do not have significant amounts of tangible assets, therefore a substantial portion of the total consideration has been allocated to goodwill and identifiable intangible assets (approximately $65.0). We are in the process of obtaining final third-party valuations for the intangible assets acquired in India, and adjustments could be made to the preliminary values assigned to the assets and liabilities acquired that would primarily be offset by a change in goodwill. All acquisitions during the first half of 2007 are included in the IAN operating segment. Pro forma information, as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, related to these acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not significant.

During the three months ended June 30, 2007 and 2006, we made payments in the form of our common stock related to acquisitions initiated in prior years of $0.3 and $5.0, respectively. During the six months ended June 30, 2007 and 2006, we made payments in the form of our common stock related to acquisitions initiated in prior years of $0.3 and $5.1, respectively.

Details of cash paid for current and prior years’ acquisitions are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cash paid for current year acquisitions	$74.3	$—	$80.2	$—
Cash paid for prior year acquisitions:
Cost of investment	4.3	8.5	11.9	10.2
Compensation expense — related payments	1.4	2.6	1.4	2.7
Less: cash acquired	(11.8)	—	(11.8)	—

Total cash paid for acquisitions	$68.2	$11.1	$81.7	$12.9

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4:	Supplementary Data

Accrued Liabilities

	June 30,	December 31,
	2007	2006

Media and production expenses	$1,667.9	$1,690.7
Salaries, benefits and related expenses	324.5	460.6
Office and related expenses	74.9	99.2
Professional fees	23.2	46.1
Restructuring and other reorganization-related	13.7	18.0
Interest	34.7	30.0
Taxes	6.1	7.3
Other	75.8	74.8

Total	$2,220.8	$2,426.7

2004 Restatement Liabilities

As part of the restatement set forth in the 2004 Annual Report on Form 10-K filed in September 2005 (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are primarily achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations has lapsed. For the six months ended June 30, 2007, we satisfied $16.9 of these liabilities through cash payments of $5.3 and reductions of certain client receivables of $11.6. Also, as part of the 2004 Restatement, we recognized liabilities related to internal investigations and international compensation arrangements. A summary of these and the vendor discounts and credits liabilities, which are primarily included in accounts payable, is as follows:

	June 30,	December 31,
	2007	2006

Vendor discounts and credits	$189.6	$211.2
Internal investigations (includes asset reserves)	16.5	19.5
International compensation arrangements	26.3	32.3

Total	$232.4	$263.0

Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

(Losses) gains on sales of businesses and investments	$(7.3)	$19.8	$(8.3)	$20.1
Vendor discounts and credit adjustments	9.8	3.8	8.0	3.8
Other income	5.5	0.7	6.8	1.0

Total	$8.0	$24.3	$6.5	$24.9

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Sale of businesses and investments — During the three months ended June 30, 2007, we sold several businesses within Draftfcb and Lowe Worldwide for a loss of approximately $10.0, partially offset by the sale of our remaining ownership interests in two agencies for a gain of $2.8.

During the three months ended June 30, 2006, we sold an investment located in Asia Pacific for a gain of $18.4. In addition, during the six months ended June 30, 2006 we sold our remaining ownership interest in an agency within Lowe Worldwide, for a gain of $2.5.

Vendor discounts and credit adjustments — We are in the process of settling our liabilities related to vendor discounts and credits primarily established as part of the 2004 Restatement. These adjustments reflect the reversal of certain liabilities as a result of settlements with clients and vendors or where the statute of limitations has lapsed.

Note 5:	Earnings (Loss) Per Share

Earnings (loss) per basic common share equals net income (loss) applicable to common stockholders divided by the weighted average number of common shares outstanding for the applicable period. Earnings (loss) per diluted common share reflects the assumed conversion of all dilutive securities.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following sets forth basic and diluted earnings (loss) per common share applicable to common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$137.0	$65.7	$11.1	$(104.5)
Preferred stock dividends	6.9	11.9	13.8	23.8
Allocation to participating securities(a)	8.6	9.6	—	—

Net income (loss) applicable to common stockholders	$121.5	$44.2	$(2.7)	$(128.3)

Weighted-average number of common shares outstanding — basic	457.3	426.6	456.7	426.3

Earnings (loss) per share — basic	$0.27	$0.10	$(0.01)	$(0.30)

Net income (loss) applicable to common stockholders	$121.5	$44.2	$(2.7)	$(128.3)
Effect of dilutive securities:
Interest on 4.25% Convertible Senior Notes	0.3	—	—	—
Series B Preferred Stock Dividends	6.9	—	—	—

Diluted net income (loss) applicable to common stockholders	$128.7	$44.2	$(2.7)	$(128.3)

Weighted-average number of common shares outstanding — basic	457.3	426.6	456.7	426.3
Effect of dilutive securities:
Restricted stock and stock options	7.5	3.3	—	—
4.25% Convertible Senior Notes	32.2	—	—	—
Capped Warrants	5.3	—	—	—
Uncapped Warrants	0.6	—	—	—
Series B Preferred Stock	38.4	—	—	—

Weighted-average number of common shares outstanding — diluted	541.3	429.9	456.7	426.3

Earnings (loss) per share — diluted	$0.24	$0.10	$(0.01)	$(0.30)

(a)	Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128 (“EITF 03-6”), net income for purposes of calculating basic earnings per share is adjusted based on an earnings allocation formula that attributes earnings to participating securities and common stock according to dividends declared and participation rights in undistributed earnings. For 2007, participating securities consist of the 4.50% Convertible Senior Notes and for 2006 participating securities consist of the 4.50% Convertible Senior Notes and the Series A Mandatory Convertible Preferred Stock. Our participating securities have no impact on our net loss applicable to common stockholders for the six months ended June 30, 2007 and 2006 as there are no earnings distributable to common stockholders after deducting preferred stock dividends.

Basic and diluted shares outstanding and loss per share are equal for the six months ended June 30, 2007 and 2006 because our potentially dilutive securities are antidilutive as a result of the net loss applicable to common stockholders in each period.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following table presents the potential shares excluded from diluted earnings (loss) per share because the effect of including these potential shares would be antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Stock Options and Non-vested Restricted Stock Awards	—	—	7.3	2.8
Capped Warrants	—	—	5.8	—
Uncapped Warrants	—	—	1.6	—
4.25% Convertible Senior Notes	—	—	32.2	—
4.50% Convertible Senior Notes	32.2	64.4	32.2	64.4
Series A Mandatory Convertible Preferred Stock	—	27.7	—	27.7
Series B Cumulative Convertible Perpetual Preferred Stock	—	38.4	38.4	38.4

Total	32.2	130.5	117.5	133.3

Securities excluded from the diluted earnings (loss) per share calculation because the exercise price was greater than the average market price:
Stock Options(1)	20.9	34.4	18.3	34.4
Warrants(2)	—	12.8	—	6.4

(1)	These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury stock method would reduce this amount.

(2)	The potential dilutive impact of the warrants is based upon the difference between the market price of one share of our common stock and the stated exercise prices of the warrants.

There were an additional 8.1 and 10.6 of outstanding stock options to purchase common shares for the three and six months ended June 30, 2007, respectively, with exercise prices less than the average market price for the respective period. However, these options are not included in the table above presenting the potential shares excluded from diluted earnings (loss) per share due to the application of the treasury stock method and the rules related to stock-based compensation arrangements.

Note 6:	Taxes

For the three and six months ended June 30, 2007, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes, losses incurred in non-U.S. jurisdictions that receive no corresponding tax benefit and the recognition of previously unrecognized tax benefits. The improvement in the effective tax rate as compared to the six months ended June 30, 2006 is primarily attributable to the recognition of previously unrecognized tax benefits and a reduction in the losses incurred in non-U.S. jurisdictions that receive no benefit.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $9.5 increase in the net liability for unrecognized tax positions, which was recorded as an adjustment to retained earnings effective January 1, 2007. The total amount of

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

unrecognized tax benefits at January 1, 2007 was $271.8, including $242.6 of tax benefits that, if recognized, would impact the effective tax rate and $29.2 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. The total amount of accrued interest and penalties at January 1, 2007 was $30.2. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in the statement of operations. We have not elected to change this classification with the adoption of FIN 48.

The total unrecognized tax benefits at June 30, 2007 were $185.4, including $145.0 of tax benefits that, if recognized, would impact the effective tax rate. The gross amount of increases in unrecognized tax benefits during the three and six months ended June 30, 2007 was $5.0 and $18.2, respectively, primarily attributable to current-period international tax exposures. The gross amount of decreases in unrecognized tax benefits during the three and six months ended June 30, 2007 was $102.6 and $104.6, respectively, primarily attributable to settlements of prior-year tax examinations.

With respect to all tax years open to examination by U.S. federal and various state, local, and non-U.S. tax authorities, we currently anticipate that the total unrecognized tax benefits will decrease by an amount between $80.0 and $90.0 in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitation. This net decrease is related to various items of income and expense, including transfer pricing adjustments, restatement adjustments and thin capitalization adjustments. In 2006, the IRS completed its field audit of the years 1997 through 2002 and has proposed additions to our taxable income. We have appealed a number of these proposed additions and expect to complete our discussions with the IRS in the next twelve months.

On May 1, 2007, the IRS completed its examination of our 2003 and 2004 income tax returns and proposed a number of adjustments to our taxable income. We have appealed a number of these items. In addition, during the second quarter of 2007, there were net reversals of tax reserves, primarily related to previously unrecognized tax benefits related to various items of income and expense, including approximately $80.0 for certain worthless securities deductions associated with investments in consolidated subsidiaries, which was a result of the completion of a tax examination.

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

The components of net periodic cost for the domestic pension plans, the principal foreign pension plans and the postretirement benefit plans are as follows:

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
Three Months Ended June 30,	2007	2006	2007	2006	2007	2006

Service cost	$—	$0.2	$4.6	$4.3	$0.2	$0.2
Interest cost	2.0	2.2	5.9	5.5	0.9	1.0
Expected return on plan assets	(2.6)	(2.3)	(6.1)	(4.4)	—	—
Amortization of:
Transition obligation	—	—	—	—	—	0.1
Prior service cost (credit)	—	—	0.2	—	—	(0.1)
Unrecognized actuarial losses	2.2	1.6	0.8	1.6	0.1	0.2

Net periodic cost	$1.6	$1.7	$5.4	$7.0	$1.2	$1.4

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
Six Months Ended June 30,	2007	2006	2007	2006	2007	2006

Service cost	$—	$0.4	$8.1	$8.4	$0.3	$0.3
Interest cost	4.1	4.4	12.0	10.9	1.8	2.0
Expected return on plan assets	(5.1)	(4.5)	(12.0)	(8.7)	—	—
Amortization of:
Transition obligation	—	—	—	0.1	—	0.1
Prior service cost (credit)	—	—	0.3	—	—	(0.1)
Unrecognized actuarial losses	3.4	3.1	1.6	3.1	0.4	0.5

Net periodic cost	$2.4	$3.4	$10.0	$13.8	$2.5	$2.8

During the three and six months ended June 30, 2007, we made contributions of $11.3 and $16.6, respectively, to our foreign pension plans. For the remainder of 2007, we expect to contribute an additional $12.0 to our foreign pension plans. We do not anticipate making contributions to our domestic pension plans.

Note 8:	Stock-Based Compensation

During the six months ended June 30, 2007 we granted the following stock-based compensation awards under our 2006 performance incentive plan:

	Six Months Ended
	June 30, 2007
		Weighted-Average
		Grant-Date Fair
	Awards	Value (per award)

Stock Options	2.5	$4.90
Stock-Settled Awards	4.6	$11.82
Cash-Settled Awards	0.8	$11.70
Performance-Based Awards	2.9	$11.71

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Stock-settled awards include restricted stock and restricted stock units (“RSUs”) expected to be settled in stock. Cash-settled awards include RSUs expected to be settled in cash. As of December 31, 2006, all of our RSUs granted were expected to be settled in cash. During the six months ended June 30, 2007, we granted RSUs that we expect to settle in stock in addition to RSUs that we expect to settle in cash. We adjust our fair value measurement for RSUs that are expected to be settled in cash quarterly based on our share price and we amortize stock-based compensation expense related to these awards over the vesting period based upon the quarterly-adjusted fair value. RSUs that are expected to be settled in stock and restricted stock are amortized over the vesting period based on the grant date fair value of the awards.

See Note 14 to the consolidated financial statements in our 2006 Annual Report on Form 10-K for additional information regarding general terms and methods of valuation for stock options, restricted stock awards, performance-based awards, and restricted stock units.

The Interpublic Group of Companies Employee Stock Purchase Plan (2006) (the “2006 Plan”) became active April 1, 2007. Under the 2006 Plan, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their base compensation or 900 (actual amount) shares each offering period. The price an employee pays for a share of common stock under the 2006 Plan is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 15.0 shares are reserved for issuance under the 2006 Plan, of which 0.1 shares were issued for the three months ended June 30, 2007. Total compensation expense associated with the issued shares was $0.2 for the three months ended June 30, 2007.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:
IAN	$1,379.4	$1,295.1	$2,510.6	$2,403.9
CMG	273.3	237.8	501.2	456.0

Total	$1,652.7	$1,532.9	$3,011.8	$2,859.9

Segment operating income (loss):
IAN	$168.3	$119.5	$103.5	$46.8
CMG	18.6	12.4	17.2	16.6
Corporate and other	(46.5)	(48.7)	(105.1)	(139.4)

Total	140.4	83.2	15.6	(76.0)

Restructuring and other reorganization-related reversals (charges)	5.2	(6.3)	5.8	(6.7)
Interest expense	(56.9)	(52.0)	(111.9)	(98.1)
Interest income	28.1	26.4	56.6	52.3
Other income	8.0	24.3	6.5	24.9

Income (loss) before income taxes	$124.8	$75.6	$(27.4)	$(103.6)

Depreciation and amortization of fixed assets and tangible assets:
IAN	$29.9	$30.6	$61.1	$61.7
CMG	4.5	4.7	9.2	9.7
Corporate and other	6.5	6.9	13.6	13.7

Total	$40.9	$42.2	$83.9	$85.1

Capital expenditures:
IAN	$33.9	$15.7	$53.6	$29.1
CMG	1.8	2.3	3.8	4.1
Corporate and other	2.8	3.8	9.1	7.3

Total	$38.5	$21.8	$66.5	$40.5

	June 30,	December 31,
Total assets:	2007	2006
IAN	$9,499.8	$9,359.5
CMG	949.8	908.3
Corporate and other	1,116.5	1,596.3

Total	$11,566.1	$11,864.1

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following expenses are included in Corporate and other:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Salaries and related expenses	$56.8	$43.9	$114.8	$94.2
Professional fees	11.6	22.7	37.0	83.4
Rent, depreciation and amortization	17.0	16.8	34.3	32.1
Corporate insurance	4.7	5.2	10.7	10.1
Other	11.9	6.1	19.6	12.4
Expenses allocated to operating divisions	(55.5)	(46.0)	(111.3)	(92.8)

Total	$46.5	$48.7	$105.1	$139.4

Note 10:	Commitments and Contingencies

SEC Investigation

The SEC opened a formal investigation in response to the restatement we first announced in August 2002, and the investigation expanded to encompass the 2004 Restatement. We have also responded to inquiries from the SEC staff concerning the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but as settlement discussions have not yet commenced, we cannot reasonably estimate the amount, range of amounts or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

The SEC staff has informed us that it intends to seek approval from the Commission to enter into settlement discussions with us and, failing a settlement, to commence an action charging the Company with various violations of the federal securities laws. In that connection, and as previously disclosed by the Company in a current report on Form 8-K filed June 14, 2007, the staff has sent the Company a “Wells notice,” which invites us to make a responsive submission before the staff makes a final determination concerning its recommendation to the Commission. We expect to discuss settlement with the staff once the Commission authorizes the staff to engage in such discussions. We cannot at this time predict what the Commission will authorize or the outcome of any settlement negotiations.

Other Legal Matters

We are or have been involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition.

Guarantees

As discussed in our 2006 Annual Report on Form 10-K, we have contingent obligations under guarantees of certain obligations of our subsidiaries relating principally to credit facilities, guarantees of certain media payables and operating leases of certain subsidiaries. As of June 30, 2007 there have been no material changes to these guarantees.

Note 11:	Recent Accounting Standards

In June 2007, the EITF ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). Under EITF 06-11 a realized tax benefit from dividends or

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

dividend equivalents that are charged to retained earnings and paid to employees for equity classified non-vested equity shares, non-vested equity share units, and outstanding share options should be recognized as an increase to additional paid-in-capital. EITF 06-11 is effective, prospectively, for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 06-11 to have a material impact on our Consolidated Financial Statements.

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

In January 2007 we adopted FIN 48. See Note 6 for further information.

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

CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion of our accounting policies that require critical judgment, assumptions and estimates in our 2006 Annual Report on Form 10-K.

RECENT ACCOUNTING STANDARDS, by reference to Note 11 to the unaudited Consolidated Financial Statements, provides a discussion of accounting standards that we have not yet been required to implement, but which may affect us in the future, as well as those accounting standards that have been adopted during 2007.

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

Our strategy is focused on improving our organic revenue growth and operating income. We are working to achieve a level of organic revenue growth comparable to industry peers and double-digit operating margins by 2008. We analyze period-to-period changes in our operating performance by determining the portion of the change that is attributable to foreign currency rates and the change attributable to the net effect of acquisitions and divestitures, with the remainder considered the organic change. For purposes of analyzing this change, acquisitions and divestitures are treated as if they occurred on the first day of the quarter during which the transaction occurred.

Although the U.S. Dollar is our functional currency for reporting purposes, a substantial portion of our revenues is generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies our international businesses are conducted in, principally the Euro and Pound Sterling. During the three and six months ended June 30, 2007, the U.S. Dollar was weaker against both of these currencies as

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

compared to the respective periods in 2006. As a result, the net effect of foreign currency changes from the comparable prior-year periods was an increase in revenues and operating expenses in 2007.

As discussed in more detail in this MD&A:

•	Total revenue increased 7.8% and 5.3% for the three and six months ended June 30, 2007, respectively.

•	Organic revenue increase was 6.6% and 4.3% for the three and six months ended June 30, 2007, respectively, due to higher revenue from existing clients and net client wins.

•	Operating margin was 8.8% and 0.7% for the three and six months ended June 30, 2007, compared to 5.0% and (2.9%) for the three and six months ended June 30, 2006. Salaries and related expenses as a percentage of revenue was 61.1% and 66.4% for the three and six months ended June 30, 2007, compared with 61.7% and 66.3% for the three and six months ended June 30, 2006. Office and general expenses as a percentage of revenue was 30.4% and 33.1% for the three and six months ended June 30, 2007, compared with 32.9% and 36.4% for the three and six months ended June 30, 2006.

•	Operating expenses increased by $51.1 and $47.8 for the three and six months ended June 30, 2007, primarily due to higher salaries and related expenses.

•	Total salaries and related expenses increased 6.8% and 5.4% for the three and six months ended June 30, 2007. The organic increase was 5.5% and 4.2% for the three and six months ended June 30, 2007.

•	Total office and general expenses decreased 0.4% and 4.1% for the three and six months ended June 30, 2007. The organic decrease was 0.7% and 4.4% for the three and six months ended June 30, 2007.

•	During the second quarter of 2007, there were net reversals of tax reserves, primarily related to previously unrecognized tax benefits related to various items of income and expense, including approximately $80.0 for certain worthless securities deductions, which was a result of the completion of a tax examination.

RESULTS OF OPERATIONS

Consolidated Results of Operations — Three and Six Months Ended June 30, 2007 compared to Three and Six Months Ended June 30, 2006

REVENUE

The components of the change in consolidated revenue for the second quarter of 2007 were as follows:

		Components of Change
	Three Months		Net		Three Months
	Ended	Foreign	Acquisitions/		Ended	Change
	June 30, 2006	Currency	(Divestitures)	Organic	June 30, 2007	Organic	Total

Consolidated	$1,532.9	40.6	(22.7)	101.9	$1,652.7	6.6%	7.8%
Domestic	867.4	—	(3.4)	92.8	956.8	10.7%	10.3%
International	665.5	40.6	(19.3)	9.1	695.9	1.4%	4.6%
United Kingdom	138.5	12.6	(9.2)	1.0	142.9	0.7%	3.2%
Continental Europe	258.3	20.5	(5.5)	(10.1)	263.2	(3.9)%	1.9%
Latin America	70.8	3.6	(1.7)	0.9	73.6	1.3%	4.0%
Asia Pacific	120.5	4.4	(2.0)	16.4	139.3	13.6%	15.6%
Other	77.4	(0.5)	(0.9)	0.9	76.9	1.2%	(0.6)%

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

During the second quarter of 2007, revenue increased $119.8, or $101.9 on an organic basis, due to domestic organic revenue growth and changes in foreign currency exchange rates at both the Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”) segments. Domestic organic growth was primarily driven by expanding business with existing clients, winning new business in advertising, public relations and sports marketing disciplines, and the completion of several projects within the events marketing business. The international organic increase was driven by higher revenue from existing clients, primarily in the Asia Pacific region at IAN and CMG, partially offset by decreased spending from existing clients in Continental Europe.

The components of the change in consolidated revenue for the first half of 2007 were as follows:

		Components of Change
	Six Months		Net		Six Months
	Ended	Foreign	Acquisitions/		Ended	Change
	June 30, 2006	Currency	(Divestitures)	Organic	June 30, 2007	Organic	Total

Consolidated	$2,859.9	72.3	(43.4)	123.0	$3,011.8	4.3%	5.3%
Domestic	1,642.9	—	(5.3)	125.2	1,762.8	7.6%	7.3%
International	1,217.0	72.3	(38.1)	(2.2)	1,249.0	(0.2)%	2.6%
United Kingdom	264.3	27.3	(20.4)	6.2	277.4	2.3%	5.0%
Continental Europe	465.0	37.6	(11.1)	(21.8)	469.7	(4.7)%	1.0%
Latin America	126.3	4.6	(1.8)	0.5	129.6	0.4%	2.6%
Asia Pacific	220.3	6.6	(3.5)	11.6	235.0	5.3%	6.7%
Other	141.1	(3.8)	(1.3)	1.3	137.3	0.9%	(2.7)%

During the first half of 2007, revenue increased $151.9, or $123.0 on an organic basis, due to domestic organic revenue growth and changes in foreign currency exchange rates at both IAN and CMG, partially offset by net divestitures, primarily at IAN. Domestic organic growth was driven by factors similar to those noted above for the second quarter of 2007. The international organic decrease was driven by lower revenue from existing clients, primarily in the Continental Europe region at IAN and CMG, partially offset by increases primarily related to higher revenue from existing clients in the Asia Pacific region at IAN.

Refer to the segment discussion later in this MD&A for more detailed information on changes in revenue by segment.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

OPERATING EXPENSES

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	$	Revenue

Salaries and related expenses	$1,009.7	61.1%	$945.1	61.7%	$1,998.5	66.4%	$1,895.8	66.3%
Office and general expenses	502.6	30.4%	504.6	32.9%	997.7	33.1%	1,040.1	36.4%
Restructuring and other reorganization-related (reversals) charges	(5.2)		6.3		(5.8)		6.7

Total operating expenses	$1,507.1		$1,456.0		$2,990.4		$2,942.6

Salaries and Related Expenses

		Components of Change
			Net
		Foreign	Acquisitions/			Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Three months ended June 30,	$945.1	25.3	(13.1)	52.4	$1,009.7	5.5%	6.8%
Six months ended June 30,	1,895.8	49.7	(25.8)	78.8	1,998.5	4.2%	5.4%

During the second quarter of 2007, salaries and related expenses increased $64.6, or $52.4 on an organic basis, primarily due to an increase in base salaries, benefits and temporary help of $44.8 and an increase in cash bonus accruals and long-term incentive stock compensation expense of $8.5. Changes in foreign currency rates impact our base salaries and benefits since a large portion of our workforce is located outside of the United States. Excluding the effect of foreign currency and net divestitures, base salaries, benefits and temporary help grew on an organic basis by approximately $34.0 primarily to support growth in certain of our businesses and because of normal annual merit increases. Cash bonus accruals and long-term incentive stock compensation expense increased primarily due to improved operating performance in 2007 compared to 2006. Changes can occur in both short-term and long-term compensation awards based on projected results and could impact trends between various periods in the future.

During the first half of 2007, salaries and related expenses increased $102.7, or $78.8 on an organic basis, mostly for the same reasons as noted above for the second quarter. Base salaries, benefits and temporary help increased by $72.4 and cash bonus accruals and long-term incentive stock compensation expense increased by $25.8. Excluding the effect of foreign currency and net divestitures, base salaries, benefits and temporary help grew on an organic basis by approximately $52.0. Long-term stock compensation incentive expense also increased due to the effect of equity-based awards granted in June 2006 and an accrual related to a one-time performance-based equity award granted in 2006 to certain executives that primarily affected the first quarter of 2007. This award is tied to our financial performance for the 2006-2008 period and the performance targets required for this award are significantly higher than for other grants under our current performance incentive plan.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Office and General Expenses

		Components of Change
			Net
		Foreign	Acquisitions/			Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Three months ended June 30,	$504.6	14.1	(12.8)	(3.3)	$502.6	(0.7)%	(0.4)%
Six months ended June 30,	1,040.1	27.3	(24.4)	(45.3)	997.7	(4.4)%	(4.1)%

Office and general expenses for the second quarter of 2007 decreased slightly primarily due to net divestitures and continued reductions in professional fees, partially offset by an increase in production expenses and the net effect of foreign currency changes. The decrease in professional fees was mainly attributable to reduced costs associated with projects related to financial and compliance matters, including internal control compliance, legal consultation and certain accounting projects, primarily at Corporate. The increase in production expenses primarily related to the pass-through costs involved in the completion of several projects at CMG.

Office and general expenses for the first half of 2007 decreased for reasons similar to those noted above for the second quarter. We expect professional fees to continue to decrease in 2007 compared to 2006.

Restructuring and Other Reorganization-Related (Reversals) Charges

For the three and six months ended June 30, 2007, net reversals primarily consist of reversals due to the utilization of previously vacated property by an agency at Draftfcb and adjustments to estimates primarily relating to our severance and lease termination costs.

EXPENSES AND OTHER INCOME

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest expense	$(56.9)	$(52.0)	$(111.9)	$(98.1)
Interest income	28.1	26.4	56.6	52.3
Other income	8.0	24.3	6.5	24.9

Total	$(20.8)	$(1.3)	$(48.8)	$(20.9)

The increase in net interest expense during the second quarter of 2007 is largely due to a rise in interest rates and an increase in short term debt balances at some of our operations outside the U.S. The increase in net interest expense in the first half of 2007 is due to both cash and non-cash items. The cash portion of the increase was largely due to a rise in interest rates and increased short term debt balances at some of our operations outside the U.S., partially offset by increased interest income. The non-cash portion is largely attributable to amortization of issuance costs and deferred warrant costs incurred as a result of the ELF Financing transaction completed in June 2006 partially offset by reductions in interest expense associated with our long-term debt as a result of our debt exchanges that took place in the fourth quarter of 2006.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Income

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

(Losses) gains on sales of businesses and investments	$(7.3)	$19.8	$(8.3)	$20.1
Vendor discounts and credit adjustments	9.8	3.8	8.0	3.8
Other income	5.5	0.7	6.8	1.0

Total	$8.0	$24.3	$6.5	$24.9

Sale of businesses and investments — During the three months ended June 30, 2007, we sold several businesses within Draftfcb and Lowe for a loss of approximately $10.0, partially offset by the sale of our remaining ownership interests in two agencies for a gain of $2.8.

During the three months ended June 30, 2006, we sold an investment located in Asia Pacific for a gain of $18.4. In addition, during the six months ended June 30, 2006 we sold our remaining ownership interest in an agency within Lowe Worldwide, for a gain of $2.5.

Vendor discounts and credit adjustments — We are in the process of settling our liabilities related to vendor discounts and credits primarily established as part of the 2004 Restatement. These adjustments reflect the reversal of certain liabilities as a result of settlements with clients and vendors or where the statute of limitations has lapsed.

INCOME TAXES

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income (loss) before income taxes	$124.8	$75.6	$(27.4)	$(103.6)
(Benefit of) provision for income taxes	(11.4)	5.0	(37.1)	(3.8)

For the three and six months ended June 30, 2007, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes, losses incurred in non-U.S. jurisdictions that receive no corresponding tax benefit and the recognition of previously unrecognized tax benefits. During the second quarter of 2007, there were net reversals of tax reserves, primarily related to previously unrecognized tax benefits, including approximately $80.0 for certain worthless securities deductions associated with investments in consolidated subsidiaries, which was a result of the completion of a tax examination. The improvement in the effective tax rate as compared to the six months ended June 30, 2006 is primarily attributable to the recognition of previously unrecognized tax benefits and a reduction in the losses incurred in non-U.S. jurisdictions that receive no benefit.

Segment Results of Operations — Three and Six Months Ended June 30, 2007 compared to Three and Six Months Ended June 30, 2006

As discussed in Note 9 to the unaudited Consolidated Financial Statements, we have two reportable segments as of June 30, 2007: IAN and CMG. We also report results for the Corporate and other group.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

IAN

REVENUE

		Components of Change
	Three Months		Net		Three Months
	Ended	Foreign	Acquisitions/		Ended	Change
	June 30, 2006	Currency	(Divestitures)	Organic	June 30, 2007	Organic	Total

Consolidated	$1,295.1	34.5	(17.1)	66.9	$1,379.4	5.2%	6.5%
Domestic	715.4	—	(3.4)	59.5	771.5	8.3%	7.8%
International	579.7	34.5	(13.7)	7.4	607.9	1.3%	4.9%

The revenue increase in the second quarter of 2007 was a result of organic increases and changes in foreign currency exchange rates, partially offset by net divestitures, primarily from the sale of several businesses at Draftfcb in the current and prior year. The domestic increase was a result of higher revenue from existing clients and net client wins, primarily at McCann Worldgroup and Draftfcb, and at two of our independent agencies, Hill Holliday and Deutsch. International revenues increased as the second quarter of 2007 benefited from the favorable effect of changes in foreign currency exchange rates and an organic increase due to higher revenue from existing clients at Lowe Worldwide in the Asia Pacific region and at Draftfcb in the Latin America region. This increase was partially offset by net divestitures of businesses, primarily at Draftfcb, and a decrease in spending by existing clients in Europe, primarily at McCann Worldgroup.

		Components of Change
	Six Months		Net		Six Months
	Ended	Foreign	Acquisitions/		Ended	Change
	June 30, 2006	Currency	(Divestitures)	Organic	June 30, 2007	Organic	Total

Consolidated	$2,403.9	59.9	(31.5)	78.3	$2,510.6	3.3%	4.4%
Domestic	1,351.1	—	(5.3)	82.4	1,428.2	6.1%	5.7%
International	1,052.8	59.9	(26.2)	(4.1)	1,082.4	(0.4)%	2.8%

The revenue increase in the first half of 2007 was a result of organic increases and changes in foreign currency exchange rates, partially offset by net divestitures, primarily from the sale of several businesses at Draftfcb in current and prior year. The domestic increase was mostly organic as a result of higher revenue from existing clients and net client wins, primarily at McCann Worldgroup and Hill Holliday, one of our independent agencies. International revenues increased as the first half of 2007 benefited from the favorable effect of changes in foreign currency exchange rates. This was partially offset by a decrease at Draftfcb related to net divestitures of businesses and lower client spending in Europe and at McCann Worldgroup related to lower client spending in Latin America.

SEGMENT OPERATING INCOME

	Three Months			Six Months
	Ended			Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Segment operating income	$168.3	$119.5	40.8%	$103.5	$46.8	121.2%

Operating margin	12.2%	9.2%		4.1%	1.9%

Operating income increased during the second quarter of 2007 due to an increase in revenue of $84.3 and a slight decrease in office and general expenses, partially offset by an increase in salaries and related

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

expenses. Higher salaries and related expenses were primarily due to the impact of changes in foreign currency exchange rates, increased base salaries to support growth and higher cash bonus accruals in the second quarter of 2007 compared to the second quarter of 2006, partially offset by net divestitures.

Operating income increased during the first half of 2007 due to an increase in revenue of $106.7 and a decrease in office and general expenses, partially offset by an increase in salaries and related expenses. Salaries and related expenses increased due to factors similar to those noted above for the second quarter.

CMG

REVENUE

		Components of Change
	Three Months		Net		Three Months
	Ended	Foreign	Acquisitions/		Ended	Change
	June 30, 2006	Currency	(Divestitures)	Organic	June 30, 2007	Organic	Total

Consolidated	$237.8	6.1	(5.6)	35.0	$273.3	14.7%	14.9%
Domestic	152.0	—	—	33.3	185.3	21.9%	21.9%
International	85.8	6.1	(5.6)	1.7	88.0	2.0%	2.6%

Revenue growth in the second quarter of 2007 was primarily a result of higher domestic revenue in the events marketing, public relations and sports marketing businesses. The domestic organic revenue increase was primarily due to the events marketing business completing several long-term projects during the quarter, and expanding business with existing clients in the public relations and sports marketing businesses. Revenues in the events marketing business can fluctuate due to the timing of completing long-term projects, as revenue is typically recognized when the project is complete. Furthermore, we generally act as principal for these projects and as such record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses. International revenues increased slightly primarily due to changes in foreign exchange rates and increased client spending across all disciplines in the Asia Pacific region, partially offset in Europe primarily due to project-based events that did not recur in the second quarter of 2007 and lower client spending. International revenues also declined due to a divestiture of a sports marketing business in 2006.

		Components of Change
	Six Months		Net		Six Months
	Ended	Foreign	Acquisitions/		Ended	Change
	June 30, 2006	Currency	(Divestitures)	Organic	June 30, 2007	Organic	Total

Consolidated	$456.0	12.4	(11.9)	44.7	$501.2	9.8%	9.9%
Domestic	291.8	—	—	42.8	334.6	14.7%	14.7%
International	164.2	12.4	(11.9)	1.9	166.6	1.2%	1.5%

Revenue growth in the first half of 2007 was primarily a result of higher domestic revenue in the events marketing, public relations and sports marketing businesses. The domestic organic revenue increase was driven by factors similar to those noted above for the second quarter. International revenues increased slightly primarily due to changes in foreign exchange rates and increased revenue from existing clients in public relations in Europe, partially offset by project-based events that did not recur in the first half of 2007, primarily in Europe and Asia. International revenues were also negatively impacted by a divestiture of a sports marketing business in 2006.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

SEGMENT OPERATING INCOME

	Three Months			Six Months
	Ended			Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Segment operating income	$18.6	$12.4	50.0%	$17.2	$16.6	3.6%

Operating margin	6.8%	5.2%		3.4%	3.6%

Operating income for the second quarter of 2007 increased primarily as a result of an increase in revenues of $35.5, partially offset by increases in office and general expenses and salaries and related expenses. Higher salaries and related expenses primarily related to the hiring of additional staff in the public relations businesses to support their revenue growth. Office and general expenses increased primarily due to production expenses related to the completion of several projects in the events marketing business.

Operating income for the first half of 2007 increased slightly primarily as a result of an increase in revenues of $45.2, partially offset by increases in salaries and related expenses and office and general expenses. Salaries and related expenses and office and general expenses increased due to factors similar to those noted above for the second quarter.

CORPORATE AND OTHER

	Three Months			Six Months
	Ended			Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Salaries and related expenses	$56.8	$43.9	29.4%	$114.8	$94.2	21.9%
Professional fees	11.6	22.7	(48.9)%	37.0	83.4	(55.6)%
Rent, depreciation and amortization	17.0	16.8	1.2%	34.3	32.1	6.9%
Corporate insurance	4.7	5.2	(9.6)%	10.7	10.1	5.9%
Other	11.9	6.1	95.1%	19.6	12.4	58.1%
Expenses allocated to operating divisions	(55.5)	(46.0)	20.7%	(111.3)	(92.8)	19.9%

Total	$46.5	$48.7	(4.5)%	$105.1	$139.4	(24.6)%

Corporate and other expenses for the second quarter of 2007 decreased compared to prior year primarily due to reduced professional fees and higher amounts allocated to operating divisions, partially offset by increased salaries and related expenses. Lower professional fees were primarily attributable to reduced costs associated with projects related to financial and compliance matters, including internal control compliance, legal consultation and certain accounting projects. Amounts allocated to operating divisions increased primarily due to the implementation of new information technology-related projects and the charging of shared service and technology expenses. Salaries and related expenses increased due to higher accruals for long-term incentive compensation and cash bonus awards and higher headcount due to the transfer of employees from the agency level to support our technology and regional corporate initiatives.

Corporate and other expenses for the first half of 2007 decreased compared to prior year for the same reasons as noted above for the second quarter. In addition, salaries and related expenses increased due to a one-time performance-based equity award granted in 2006 to a limited number of senior executives.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Cash, cash equivalents and marketable securities decreased by $476.4 to $1,480.7 during the first half of 2007 primarily due to working capital usage, which is seasonally typical. Of this change, marketable securities increased by $258.8, primarily as a result of our net purchases of auction rate securities in the first half of 2007. A summary of our cash flow activities is as follows:

	Six Months
	Ended June 30,
	2007	2006

Net cash used in operating activities	$(338.7)	$(511.4)
Net cash used in investing activities	(389.1)	(330.7)
Net cash used in financing activities	(16.5)	(108.9)

Operating Activities

During the first half of 2007, we used working capital of $415.6. Working capital reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. During the first half of 2007, reductions in accounts payable of $214.1 and accrued liabilities of $294.4 were partially offset by a reduction in accounts receivable of $147.8. The reduction in accrued liabilities was primarily related to payment of cash incentive awards earned during 2006. While employee incentive awards are accrued throughout the year, they are paid during the first quarter of the subsequent year.

The timing of media buying on behalf of our clients affects our working capital and operating cash flow. In most of our businesses, we collect funds from our clients that we use, on their behalf, to pay production costs and media costs. The amounts involved substantially exceed our revenues, and primarily affect the level of accounts receivable, expenditures billable to clients, accounts payable and accrued media and production liabilities. Our assets include both cash received and accounts receivable from clients for these pass-through arrangements, while our liabilities include amounts owed on behalf of clients to media and production suppliers. Generally, we pay production and media charges after we have received funds from our clients, and our risk from client nonpayment has historically not been significant.

The net income of $11.1 during the first half of 2007 includes non-cash items that are not expected to generate cash or require the use of cash. Net non-cash expense items of $74.2 primarily include the deferred income tax benefit, depreciation of fixed assets and the amortization of intangible assets, restricted stock awards and non-cash compensation.

Investing Activities

Cash used in investing activities during the first half of 2007 primarily reflects net purchases of short-term marketable securities, acquisitions and capital expenditures. Net purchases of marketable securities were from purchases of auction rate securities, which are classified as short-term marketable securities based upon our evaluation of the maturity dates associated with the underlying bonds. The cash flows attributable to short-term marketable securities vary from one period to another because of changes in the maturity profile of our treasury investments.

Payments for acquisitions relate to purchases of agencies and deferred payments on prior acquisitions. During the six months ended June 30, 2007, we made three acquisitions: a) a full-service advertising agency in Latin America, b) Reprise Media, which is a full-service search engine marketing firm in North America,

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

and c) the remaining interests in a full-service advertising agency in India in which we previously held a 49% interest. Total cash consideration for these acquisitions was $80.2. Subsequent to June 30, 2007, we acquired the remaining interests in another one of our businesses in India.

Capital expenditures of $66.5 primarily related to leasehold improvements and computer hardware.

Financing Activities

Cash used in financing activities during the first half of 2007 primarily reflects dividend payments of $13.8 on our Series B Preferred Stock and distributions to minority interests, partially offset by short-term borrowings.

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

Of the liabilities recognized as part of the 2004 Restatement, we estimate that we will pay approximately $100.0 related to vendor discounts and credits, internal investigations and international compensation arrangements over the next 12 months.

Our Series B Preferred Stock provides for a quarterly dividend of $13.125 per share, or $6.9. We have not paid any dividends on our common stock since December of 2002.

We continue to evaluate strategic opportunities to grow the business and increase our ownership interests in current investments, particularly to develop the digital and marketing services components of our business and to expand our presence in key markets, including Brazil, Russia, India and China.

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

In recent years, we have obtained long-term financing in the capital markets by issuing debt securities, convertible debt securities and convertible preferred stock. We have also used borrowing facilities to provide us with liquidity for working capital needs. In connection with the ELF Financing, we have two series of equity warrants outstanding and have entered into call spread transactions in connection with one of the series of equity warrants.

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

In addition to the Credit Agreement, we have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States and the amount outstanding as of June 30, 2007 was $90.0. If we lose access to these credit lines we would have to provide funding directly to some overseas operations. The weighted-average interest rate on this outstanding balance was approximately 6%.

Letters of Credit

We are required from time to time to post letters of credit, primarily to support our commitments, or those of our subsidiaries, to purchase media placements, mostly in locations outside the United States, or to satisfy other obligations. These letters of credit are generally backed by letters of credit issued under the Credit Agreement. As of June 30, 2007, the aggregate amount of outstanding letters of credit issued for our account under the Credit Agreement was $222.9. These letters of credit have historically not been drawn upon.

Cash Pooling

We aggregate our net domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our consolidated balance sheets reflect cash net of overdrafts for each pooling arrangement. As of June 30, 2007 a gross amount of approximately $1,039.2 in cash was netted against an equal gross amount of overdrafts under pooling arrangements.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CREDIT AGENCY RATINGS

Our long-term debt credit ratings as of June 30, 2007 were Ba3 with stable outlook, B with positive outlook and BB- with stable outlook, as reported by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. A downgrade in our credit ratings could adversely affect our ability to access capital and could result in more stringent covenants and higher interest rates under the terms of any new indebtedness.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our internal control over financial reporting is described in detail in Management’s Assessment of Internal Control Over Financial Reporting located in Item 8, Financial Statements and Supplementary Data, and in Item 9A, Controls and Procedures, in our 2006 Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2006 included in our 2006 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2006 Annual Report on Form 10-K, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. We base our estimates on historical experience and on other factors that we consider reasonable under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2006 except as noted below in regards to income taxes. Actual results may differ from these estimates under different assumptions or conditions.

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The assessment of recognition and measurement requires critical estimates and the use of complex judgments. We evaluate our tax positions using a “more likely than not” recognition threshold and then we apply a measurement assessment to those positions that meet the recognition threshold.

RECENT ACCOUNTING STANDARDS

Please refer to Note 11 to our unaudited Consolidated Financial Statements for a discussion of recent accounting standards that we have not yet been required to implement, but which may affect us in the future, as well as those accounting standards that have been adopted during 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2007. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2006 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. We continue to have numerous material weaknesses in our internal control over financial reporting as noted in Management’s Assessment of Internal Control over Financial Reporting located in Item 8, Financial Statements and Supplementary Data, in our 2006 Annual Report on Form 10-K. Based on an evaluation of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to implement the remedial actions outlined in Ongoing Remediation of Material Weaknesses in Internal Control over Financial Reporting as of December 31, 2006 located in Item 8, Financial Statements and Supplementary Data, in our 2006 Annual Report on Form 10-K.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our legal proceedings is set forth in Note 10 to the unaudited consolidated financial statements included in this report.

Item 1A.	Risk Factors

In the second quarter of 2007, there have been no material changes in the risk factors we have previously disclosed. See Item 1A, Risk Factors, in our 2006 Annual Report on Form 10-K. The following risk factor has been updated to reflect recent communications with the SEC, as previously disclosed by the Company in a current report on Form 8-K filed June 14, 2007.

•	The ongoing SEC investigation regarding our accounting restatements could adversely affect us.

The SEC opened a formal investigation in response to the restatement we first announced in August 2002, and the investigation expanded to encompass the 2004 Restatement. We have also responded to inquiries from the SEC staff concerning the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but as settlement discussions have not yet commenced, we cannot reasonably estimate the amount, range of amounts or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

The SEC staff has informed us that it intends to seek approval from the Commission to enter into settlement discussions with us and, failing a settlement, to commence an action charging the Company with various violations of the federal securities laws. In that connection, the staff has sent the Company a “Wells notice,” which invites us to make a responsive submission before the staff makes a final determination concerning its recommendation to the Commission. We expect to discuss settlement with the staff once the Commission authorizes the staff to engage in such discussions. We cannot at this time predict what the Commission will authorize or the outcome of any settlement negotiations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the second quarter of 2007, we engaged in one transaction, which is described below, in which we issued shares of our common stock, par value $.10 per share, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

1. On June 6, 2007, we issued 24,639 shares of our common stock as part of a deferred payment of purchase price to five former shareholders of a company that one of our subsidiaries had acquired in the third quarter of 2001. The shares were valued at $288,472 as of the date of issuance and were issued without registration in reliance on Section 4(2) of the Securities Act, based on the sophistication of the former shareholders of the acquired company. The former shareholders had access to all the documents filed by us with the SEC.

(c) The following table provides information regarding our purchases of our equity securities during the period from April 1, 2007 to June 30, 2007:

				Maximum
				Number (or
				Approximate
				Dollar Value) of
			Total Number of Shares	Shares (or Units)
			(or Units) Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
	Purchased	(or Unit)(2)	or Programs	Programs

April 1-30	3,158 shares	$12.32	—	—
May 1-31	536,063 shares	$11.68	—	—
June 1-30	31,876 shares	$11.56	—	—

Total(1)	571,097 shares	$11.67	—	—

(1)	Consists of restricted shares of our common stock withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the second quarter of 2007 (the “Withheld Shares”).

(2)	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of common stock withheld each month.

(d) The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made.

Item 4.	Submission of Matters to a Vote of Security Holders

This item is answered in respect of the Annual Meeting of Stockholders held on May 24, 2007. At the meeting, the following number of votes were cast with respect to each proposal:

Proposal to approve management’s nominees for director as follows:

			BROKER
NOMINEE	FOR	AGAINST	NONVOTES

Frank J. Borelli	393,442,059	15,361,469	0
Reginald K. Brack	357,812,663	50,990,865	0
Jill M. Considine	395,902,233	12,901,295	0
Richard A. Goldstein	380,917,319	27,886,209	0
H. John Greeniaus	371,894,043	36,909,485	0
William T. Kerr	376,773,486	32,030,042	0
Michael I. Roth	381,463,257	27,340,271	0
J. Phillip Samper	358,283,391	50,520,137	0
David M. Thomas	402,142,292	6,661,236	0

Proposal to approve confirmation of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for fiscal year 2007:

			BROKER
FOR	AGAINST	ABSTAIN	NONVOTES

385,305,317	21,072,822	2,425,389	0

Shareholder proposal for separation of the positions of Chairman and CEO of Interpublic:

			BROKER
FOR	AGAINST	ABSTAIN	NONVOTES

43,978,918	330,800,972	3,018,639	31,004,999

Shareholder proposal for special shareholder meetings:

			BROKER
FOR	AGAINST	ABSTAIN	NONVOTES

162,413,153	212,300,955	3,084,421	31,004,999

Item 6.	Exhibits

Exhibit No.	Description

10(iii)(A)(1)	Interpublic Executive Severance Plan.
12.1	Computation of Ratios of Earnings to Fixed Charges.
12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth
Chairman and Chief Executive Officer

Date: August 7, 2007

By	/s/ Christopher F. Carroll
Christopher F. Carroll
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2007

INDEX TO EXHIBITS

Exhibit No.	Description

10(iii)(A)(1)	Interpublic Executive Severance Plan.
12.1	Computation of Ratios of Earnings to Fixed Charges.
12.2	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.