Form 10-Q
period 2007-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2007-11-01
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

The number of shares of the registrant’s common stock outstanding as of October 15, 2007 was 471,380,833.

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	2
	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	4
	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2007 and 2006	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6.	Exhibits	34
SIGNATURES		35
INDEX TO EXHIBITS		36
EX-10.III.A.1: SERIP PLAN
EX-10.III.A.2: FORM OF SERIP RESTATED PARTICIPATION AGREEMENT
EX-10.III.A.3: FORM OF SERIP PARTICIPATION AGREEMENT
EX-10.III.A.4: AMENDED AND RESTATED CAP PLAN
EX-10.III.A.5: FORM OF RESTATED PARTICIPATION AGREEMENT
EX-10.III.A.6: FORM OF CAP PARTICIPATION AGREEMENT
EX-10.III.A.7: AMENDED EMPLOYMENT AGREEMENT
EX-10.III.A.8: EXECUTIVE CHANGE OF CONTROL AGREEMENT
EX-10.III.A.9: AMENDED EMPLOYMENT AGREEMENT
EX-10.III.A.10: EXECUTIVE CHANGE IN CONTROL AGREEMENT
EX-10.III.A.11: EXECUTIVE CHANGE OF CONTROL AGREEMENT
EX-10.III.A.12: EXECUTIVE CHANGE OF CONTROL AGREEMENT
EX-10.III.A.13: AMENDED EMPLOYMENT AGREEMENT
EX-10.III.A.14: EXECUTIVE CHANGE OF CONTROL AGREEMENT
EX-10.III.A.15: AMENDED EXECUTIVE SPECIAL BENEFIT AGREEMENT
EX-10.III.A.16: AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.III.A.17: EXECUTIVE CHANGE OF CONTROL AGREEMENT
EX-12.1: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K, and any updated risk factors we include in our quarterly reports on Form 10-Q and other filings with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2006 Annual Report on Form 10-K and other filings with the SEC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUE	$1,559.9	$1,453.8	$4,571.7	$4,313.7

OPERATING EXPENSES:
Salaries and related expenses	1,034.7	960.7	3,033.2	2,856.5
Office and general expenses	468.9	466.0	1,466.6	1,506.1
Restructuring and other reorganization-related charges (reversals)	5.2	6.2	(0.6)	12.9

Total operating expenses	1,508.8	1,432.9	4,499.2	4,375.5

OPERATING INCOME (LOSS)	51.1	20.9	72.5	(61.8)

EXPENSES AND OTHER INCOME:
Interest expense	(60.1)	(57.0)	(172.0)	(155.1)
Interest income	30.2	25.1	86.8	77.4
Other (expense) income	(4.8)	22.6	1.7	47.5

Total (expenses) and other income	(34.7)	(9.3)	(83.5)	(30.2)

Income (loss) from continuing operations before income taxes	16.4	11.6	(11.0)	(92.0)
Provision for (benefit of) income taxes	35.8	10.5	(1.3)	6.7

(Loss) income from continuing operations of consolidated companies	(19.4)	1.1	(9.7)	(98.7)
Income applicable to minority interests, net of tax	(3.7)	(3.8)	(5.7)	(9.8)
Equity in net income of unconsolidated affiliates, net of tax	1.2	1.4	4.6	2.7

Loss from continuing operations	(21.9)	(1.3)	(10.8)	(105.8)
Income from discontinued operations, net of tax	—	5.0	—	5.0

NET (LOSS) INCOME	(21.9)	3.7	(10.8)	(100.8)
Dividends on preferred stock	6.9	11.9	20.7	35.7

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(28.8)	$(8.2)	$(31.5)	$(136.5)

Loss per share of common stock — basic and diluted
Continuing operations	$(0.06)	$(0.03)	$(0.07)	$(0.33)
Discontinued operations	—	0.01	—	0.01

Total	$(0.06)	$(0.02)	$(0.07)	$(0.32)

Weighted-average number of common shares outstanding — basic and diluted	458.6	427.2	457.3	426.6

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in Millions)
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS:
Cash and cash equivalents	$1,430.1	$1,955.7
Marketable securities	103.8	1.4
Accounts receivable, net of allowance of $80.6 and $81.3	3,679.8	3,934.9
Expenditures billable to clients	1,325.1	1,021.4
Other current assets	331.2	295.4

Total current assets	6,870.0	7,208.8
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,106.7 and $1,017.0	615.6	624.0
Deferred income taxes	508.7	476.5
Goodwill	3,196.0	3,067.8
Other assets	475.4	487.0

TOTAL ASSETS	$11,665.7	$11,864.1

LIABILITIES:
Accounts payable	$3,866.6	$4,124.1
Accrued liabilities	2,431.8	2,426.7
Short-term debt	475.4	82.9

Total current liabilities	6,773.8	6,633.7
Long-term debt	1,841.2	2,248.6
Deferred compensation and employee benefits	598.1	606.3
Other non-current liabilities	398.3	434.9

TOTAL LIABILITIES	9,611.4	9,923.5

Commitments and contingencies (Note 10)
TOTAL STOCKHOLDERS’ EQUITY	2,054.3	1,940.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,665.7	$11,864.1

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10.8)	$(100.8)
Income from discontinued operations, net of tax	—	(5.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	127.6	127.0
Provision for bad debt	7.1	9.0
Amortization of restricted stock and other non-cash compensation	55.3	37.1
Amortization of bond discounts and deferred financing costs	23.4	22.2
Deferred income tax benefit	(36.7)	(81.9)
Losses (gains) on sales of businesses and investments	15.4	(35.5)
Income applicable to minority interests, net of tax	5.7	9.8
Other	(8.6)	13.0
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	409.3	690.8
Expenditures billable to clients	(242.7)	(134.2)
Prepaid expenses and other current assets	4.6	(6.7)
Accounts payable	(424.3)	(886.3)
Accrued liabilities	(140.7)	(244.4)
Other non-current assets and liabilities	(4.4)	—
Net change in assets and liabilities related to discontinued operations	—	5.0

Net cash used in operating activities	(219.8)	(580.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(122.5)	(13.9)
Capital expenditures	(96.4)	(69.8)
Maturities of short-term marketable securities	622.1	749.7
Purchases of short-term marketable securities	(715.6)	(841.2)
Proceeds from sales of businesses and investments, net of cash sold	28.6	87.6
Purchases of investments	(16.9)	(34.1)
Other investing activities	4.3	1.0

Net cash used in investing activities	(296.4)	(120.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term bank borrowings	(9.3)	14.3
Issuance costs and consent fees	—	(41.8)
Call spread transactions in connection with ELF Financing	—	(29.2)
Distributions to minority interests	(14.2)	(21.1)
Preferred stock dividends	(20.7)	(35.1)
Other financing activities	1.3	(2.5)

Net cash used in financing activities	(42.9)	(115.4)

Effect of exchange rate changes on cash and cash equivalents	33.5	4.6

Net decrease in cash and cash equivalents	(525.6)	(812.4)
Cash and cash equivalents at beginning of year	1,955.7	2,075.9

Cash and cash equivalents at end of period	$1,430.1	$1,263.5

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NET (LOSS) INCOME	$(21.9)	$3.7	$(10.8)	$(100.8)
Foreign currency translation adjustment	54.8	(7.1)	93.5	9.2
Reclassification of investment gain to net earnings	—	(17.0)	—	(17.0)
Adjustments to pension and other postretirement plans, net of tax	7.8	—	9.0	—
Net adjustment for minimum pension liability	—	(0.1)	—	0.1
Unrealized holding gains (losses) on securities, net of tax:
Unrealized holding gains	0.8	2.3	3.0	8.8
Unrealized holding losses	—	—	—	(8.1)
Reclassification of gain to net earnings	(0.5)	—	(1.8)	(8.7)

Net unrealized holding gains (losses) on securities, net of tax	0.3	2.3	1.2	(8.0)

TOTAL COMPREHENSIVE INCOME (LOSS)	$41.0	$(18.2)	$92.9	$(116.5)

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 1:	Basis of Presentation

The unaudited consolidated financial statements have been prepared by The Interpublic Group of Companies, Inc. (together with its subsidiaries, the “Company”, “Interpublic”, “we”, “us” or “our”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”) and, in the opinion of management, include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior periods to conform to the current period presentation. The consolidated results for interim periods are not necessarily indicative of results for the full year, as historically our consolidated revenue is higher in the second half of the year than in the first half. These financial results should be read in conjunction with our 2006 Annual Report on Form 10-K.

Starting with the first quarter of 2007 we have included our $400.0 4.50% Convertible Senior Notes due 2023 in short-term debt because holders of this debt may require us to repurchase these Notes on March 15, 2008 for cash at par.

Note 2:	Restructuring and Other Reorganization-Related Charges (Reversals)

The components of restructuring and other reorganization-related charges (reversals) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Restructuring charges (reversals):
Lease termination and other exit costs	$(0.3)	$1.2	$(5.3)	$1.6
Severance and termination costs	4.8	0.1	4.2	0.1

	4.5	1.3	(1.1)	1.7
Other reorganization-related charges	0.7	4.9	0.5	11.2

Total	$5.2	$6.2	$(0.6)	$12.9

Restructuring Charges (Reversals)

Restructuring charges (reversals) relate to the 2003 and 2001 restructuring programs and a restructuring program entered into at Lowe Worldwide (“Lowe”) during the third quarter of 2007. Due to changes in the business environment that have occurred during the year, we committed to and began implementing a restructuring program to realign resources with our strategic business objectives within Lowe. This plan includes reducing and restructuring Lowe’s workforce both domestically and internationally, and terminating certain lease agreements. We recognized expenses related to severance and termination costs of $4.8 during the third quarter of 2007 and expect to incur additional charges related to severance and termination costs of approximately $6.0 and lease termination and other exit costs of approximately $7.0 over the next two to three quarters. Cash payments are expected to be made through December 31, 2008.

In addition, included in the restructuring reversals for the nine months ended September 30, 2007 are net reversals for the 2003 and 2001 restructuring programs primarily consisting of reversals due to the utilization of previously vacated property by an agency at Draftfcb and adjustments to estimates primarily relating to our severance and lease termination costs.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Net restructuring charges for the three months ended September 30, 2007 was comprised of net charges of $5.1 at Integrated Agency Networks (“IAN”) partially offset by net reversals of $0.6 at Constituency Management Group (“CMG”). For the nine months ended September 30, 2007, net restructuring reversals was comprised of net reversals of $1.3 at CMG partially offset by net charges of $0.2 at IAN.

A rollforward of the remaining liability for the restructuring programs is as follows:

	2007	2003	2001
	Program	Program	Program	Total

Liability at December 31, 2006	$—	$12.6	$19.2	$31.8
Net charges (reversals) and adjustments	4.8	(0.6)	(5.3)	(1.1)
Payments and other	(1.6)	(1.9)	(4.2)	(7.7)

Liability at September 30, 2007	$3.2	$10.1	$9.7	$23.0

As of September 30, 2007 the current portion of the restructuring liability is $15.3.

Other Reorganization-Related Charges

Other reorganization-related charges primarily represent severance charges directly associated with two significant strategic business decisions in 2006 that are substantially complete: the merger of Draft Worldwide and Foote, Cone and Belding Worldwide to create a global integrated marketing organization called Draftfcb; and our realignment of our media business, involving our two global media operations.

Note 3:	Acquisitions

During the nine months ended September 30, 2007, we made six acquisitions, of which the most significant were: a) a full-service advertising agency in Latin America, b) Reprise Media, which is a full-service search engine marketing firm in North America, and c) the remaining interests in two full-service advertising agencies in India in which we previously held 49% and 51% interests. Total cash consideration for the six acquisitions was $112.8. There is a contingent purchase obligation for the remaining equity interest in Reprise Media, which is based on future financial performance. If the contingent obligation is met and consideration for this interest is determinable and distributable, we will record the fair value of this consideration as additional goodwill.

For companies acquired during the first nine months of 2007, we made estimates of the fair values of the assets and liabilities for consolidation. The purchase price in excess of the estimated fair value of the tangible net assets acquired was allocated to goodwill and identifiable intangible assets. These acquisitions do not have significant amounts of tangible assets, therefore a substantial portion of the total consideration has been allocated to goodwill and identifiable intangible assets (approximately $99.0). The purchase price allocations for our acquisitions are substantially complete, however certain of these allocations are based on estimates and assumptions and are subject to change. All acquisitions during the first nine months of 2007 are included in the IAN operating segment. Pro forma information related to these acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not significant.

During the three months ended September 30, 2006, we made payments in the form of our common stock related to acquisitions initiated in prior years of $6.0. During the nine months ended September 30, 2007 and 2006, we made payments in the form of our common stock related to acquisitions initiated in prior years of $0.3 and $11.0, respectively.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Details of cash paid for current and prior years’ acquisitions are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cash paid for current year acquisitions	$32.5	$—	$112.8	$—
Cash paid for prior year acquisitions:
Cost of investment	1.6	3.7	13.5	13.9
Compensation expense — related payments	—	0.4	1.4	6.4
Less: cash acquired	(0.1)	—	(3.8)	—

Total cash paid for acquisitions	$34.0	$4.1	$123.9	$20.3

In addition, for the nine months ended September 30, 2007, we acquired $8.1 of marketable securities held by one of our current year acquisitions.

Note 4:	Supplementary Data

Accrued Liabilities

	September 30,	December 31,
	2007	2006

Media and production expenses	$1,801.1	$1,690.7
Salaries, benefits and related expenses	392.1	460.6
Office and related expenses	81.6	99.2
Professional fees	28.7	46.1
Restructuring and other reorganization-related	15.3	18.0
Interest	26.1	30.0
Taxes	6.6	7.3
Other	80.3	74.8

Total	$2,431.8	$2,426.7

2004 Restatement Liabilities

As part of the restatement set forth in our 2004 Annual Report on Form 10-K filed in September 2005 (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are primarily achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations has lapsed. For the nine months ended September 30, 2007, we satisfied $19.6 of these liabilities through cash payments of $7.8 and reductions of certain client receivables of $11.8. Also, as part of the 2004 Restatement, we recognized liabilities related to internal investigations and international compensation arrangements. Liabilities related to international compensation arrangements primarily decreased during the third quarter as a result of changes in the tax codes in certain jurisdictions. A summary of these

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

and the vendor discounts and credits liabilities, which are primarily included in accounts payable, is as follows:

	September 30,	December 31,
	2007	2006

Vendor discounts and credits	$188.7	$211.2
Internal investigations (includes asset reserves)	15.8	19.5
International compensation arrangements	21.6	32.3

Total	$226.1	$263.0

Other (Expense) Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

(Losses) gains on sales of businesses and investments	$(7.1)	$15.2	$(15.4)	$35.5
Vendor discounts and credit adjustments	3.5	5.4	11.5	9.3
Other income	(1.2)	2.0	5.6	2.7

Total	$(4.8)	$22.6	$1.7	$47.5

Sale of businesses and investments — During the three months ended September 30, 2007, included in the loss of $7.1, we had charges of $8.1 as a result of the realization of cumulative translation adjustment balances from the liquidation of several businesses, as well as charges from the partial disposition of a business in South Africa at Lowe. In addition to the third quarter charges, during the first nine months of 2007, we sold several businesses within Draftfcb and Lowe for a loss of approximately $10.0, partially offset by the sale of our remaining ownership interests in two agencies for a gain of $2.8.

During the three months ended September 30, 2006, we sold our interest in a German advertising agency and accordingly recognized the related remaining cumulative translation adjustment balance. This resulted in a non-cash benefit of $17.0. In addition, during the first nine months of 2006, we sold an investment located in Asia Pacific for a gain of $18.4 and sold our remaining ownership interest in an agency within Lowe for a gain of $2.5.

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

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following sets forth basic and diluted loss per common share applicable to common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Loss from continuing operations	$(21.9)	$(1.3)	$(10.8)	$(105.8)
Preferred stock dividends	6.9	11.9	20.7	35.7

	(28.8)	(13.2)	(31.5)	(141.5)
Income from discontinued operations, net of tax	—	5.0	—	5.0

Net loss applicable to common stockholders	$(28.8)	$(8.2)	$(31.5)	$(136.5)

Weighted-average number of common shares outstanding — basic and diluted	458.6	427.2	457.3	426.6
Loss per share from continuing operations	$(0.06)	$(0.03)	$(0.07)	$(0.33)
Earnings per share from discontinued operations	—	0.01	—	0.01

Loss per share — basic and diluted	$(0.06)	$(0.02)	$(0.07)	$(0.32)

Basic and diluted shares outstanding and loss per share are equal for the three and nine months ended September 30, 2007 and 2006 because our potentially dilutive securities are antidilutive as a result of the net loss applicable to common stockholders in each period presented.

The following table presents the potential shares excluded from diluted loss per share because the effect of including these potential shares would be antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Stock Options and Non-vested Restricted Stock Awards	7.0	5.5	6.6	4.7
Capped Warrants	2.5	—	4.9	—
4.25% Convertible Senior Notes	32.2	—	32.2	—
4.50% Convertible Senior Notes	32.2	64.4	32.2	64.4
Series A Mandatory Convertible Preferred Stock	—	27.7	—	27.7
Series B Cumulative Convertible Perpetual Preferred Stock	38.4	38.4	38.4	38.4

Total	112.3	136.0	114.3	135.2

Securities excluded from the diluted loss per share calculation because the exercise price was greater than the average market price:
Stock Options(1)	23.0	32.7	20.4	31.8
Warrants(2)	38.8	67.9	38.8	27.1

(1)	These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury stock method would reduce this amount.

(2)	The potential dilutive impact of the warrants is based upon the difference between the market price of one share of our common stock and the stated exercise prices of the warrants.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

There were an additional 5.7 and 8.1 of outstanding stock options to purchase common shares for the three and nine months ended September 30, 2007, respectively, with exercise prices less than the average market price for the respective period. However, these options are not included in the table above presenting the potential shares excluded from diluted loss per share due to the application of the treasury stock method and the rules related to stock-based compensation arrangements.

Note 6:	Taxes

For the three and nine months ended September 30, 2007, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes, losses incurred in non-U.S. jurisdictions that receive no corresponding tax benefit, the revaluation of deferred tax assets due to tax law changes and other adjustments. During the third quarter of 2007, there were tax law changes enacted in the United Kingdom, Germany and the state of Michigan. The impact of these changes to the deferred tax assets was a reduction of $9.1. In addition, for the nine months ended September 30, 2007, the difference between the effective tax rate and the statutory rate of 35% is also due to the recognition of previously unrecognized tax benefits, which is the primary reason for the improvement in the effective tax rate as compared to the nine months ended September 30, 2006.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $9.5 increase in the net liability for unrecognized tax positions, which was recorded as an adjustment to retained earnings effective January 1, 2007. The total amount of unrecognized tax benefits at January 1, 2007 was $271.8, including $242.6 of tax benefits that, if recognized, would impact the effective tax rate and $29.2 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. The total amount of accrued interest and penalties at January 1, 2007 was $30.2. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in the statement of operations. We have not elected to change this classification with the adoption of FIN 48.

The total unrecognized tax benefits at September 30, 2007 were $190.6, including $143.0 of tax benefits that, if recognized, would impact the effective tax rate. The gross amount of increases in unrecognized tax benefits during the three and nine months ended September 30, 2007 was $21.2 and $39.4, respectively. The gross amount of decreases in unrecognized tax benefits during the three and nine months ended September 30, 2007 was $16.0 and $120.6, respectively.

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

The components of net periodic cost for the domestic pension plans, the principal foreign pension plans and the postretirement benefit plans are as follows:

	Domestic		Foreign		Postretirement
	Pension Plans		Pension Plans		Benefit Plans
Three Months Ended September 30,	2007	2006	2007	2006	2007	2006

Service cost	$—	$0.2	$4.0	$4.0	$0.1	$0.1
Interest cost	2.0	2.2	6.4	5.8	0.9	0.6
Expected return on plan assets	(2.6)	(2.5)	(6.2)	(4.6)	—	—
Amortization of:
Transition obligation	—	—	0.1	0.1	0.1	—
Prior service cost (credit)	—	0.1	0.1	0.1	(0.1)	—
Unrecognized actuarial losses	1.7	1.9	0.8	1.7	0.2	—

Net periodic cost	$1.1	$1.9	$5.2	$7.1	$1.2	$0.7

	Domestic		Foreign		Postretirement
	Pension Plans		Pension Plans		Benefit Plans
Nine Months Ended September 30,	2007	2006	2007	2006	2007	2006

Service cost	$—	$0.6	$12.1	$12.4	$0.4	$0.4
Interest cost	6.1	6.6	18.4	16.7	2.7	2.6
Expected return on plan assets	(7.7)	(7.0)	(18.2)	(13.3)	—	—
Amortization of:
Transition obligation	—	—	0.1	0.2	0.1	0.1
Prior service cost (credit)	—	0.1	0.4	0.1	(0.1)	(0.1)
Unrecognized actuarial losses	5.1	5.0	2.4	4.8	0.6	0.5

Net periodic cost	$3.5	$5.3	$15.2	$20.9	$3.7	$3.5

During the three and nine months ended September 30, 2007, we made contributions of $4.7 and $21.3, respectively, to our foreign pension plans. During the fourth quarter of 2007, we expect to contribute approximately $8.0 to our foreign pension plans. We do not anticipate making contributions to our domestic pension plans.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 8:	Stock-Based Compensation

During the nine months ended September 30, 2007 we granted the following stock-based compensation awards under our 2006 performance incentive plan:

	Nine Months Ended
	September 30, 2007
		Weighted-Average
		Grant-Date Fair
	Awards	Value (Per Award)

Stock Options	2.5	$4.90
Stock-Settled Awards	4.8	$11.78
Cash-Settled Awards	0.9	$11.61
Performance-Based Awards	2.9	$11.71

Stock-settled awards include restricted stock and restricted stock units (“RSUs”) expected to be settled in stock. Cash-settled awards include RSUs expected to be settled in cash. As of December 31, 2006, all of our RSUs granted were expected to be settled in cash. During the nine months ended September 30, 2007, we granted RSUs that we expect to settle in stock in addition to RSUs that we expect to settle in cash. We adjust our fair value measurement for RSUs that are expected to be settled in cash quarterly based on our share price and we amortize stock-based compensation expense related to these awards over the vesting period based upon the quarterly-adjusted fair value. RSUs that are expected to be settled in stock and restricted stock are amortized over the vesting period based on the grant date fair value of the awards.

See Note 14 to the consolidated financial statements in our 2006 Annual Report on Form 10-K for additional information regarding general terms and methods of valuation for stock options, restricted stock awards, performance-based awards, and restricted stock units.

The Interpublic Group of Companies Employee Stock Purchase Plan (2006) (the “2006 Plan”) became active April 1, 2007. Under the 2006 Plan, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their base compensation or 900 (actual number) shares each offering period. The price an employee pays for a share of common stock under the 2006 Plan is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 15.0 shares are reserved for issuance under the 2006 Plan, of which 0.2 shares were issued for the nine months ended September 30, 2007. Total compensation expense associated with the issued shares was $0.4 for the nine months ended September 30, 2007.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 9:	Segment Information

We have two reportable segments: IAN, which is comprised of Draftfcb, Lowe, McCann Worldgroup, our media services and our fully integrated independent agencies, and CMG, which is comprised of the bulk of our specialist marketing service offerings. We also report results for the Corporate and other group. Segment information is presented consistently with the basis described in our 2006 Annual Report on Form 10-K. Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
IAN	$1,311.7	$1,226.6	$3,822.3	$3,630.5
CMG	248.2	227.2	749.4	683.2

Total	$1,559.9	$1,453.8	$4,571.7	$4,313.7

Segment operating income (loss):
IAN	$97.4	$75.1	$200.9	$121.8
CMG	12.6	10.8	29.8	27.4
Corporate and other	(53.7)	(58.8)	(158.8)	(198.1)

Total	56.3	27.1	71.9	(48.9)

Restructuring and other reorganization-related (charges) reversals	(5.2)	(6.2)	0.6	(12.9)
Interest expense	(60.1)	(57.0)	(172.0)	(155.1)
Interest income	30.2	25.1	86.8	77.4
Other (expense) income	(4.8)	22.6	1.7	47.5

Income (loss) from continuing operations before income taxes	$16.4	$11.6	$(11.0)	$(92.0)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$32.6	$30.5	$93.7	$92.2
CMG	4.4	4.3	13.6	14.0
Corporate and other	6.7	7.1	20.3	20.8

Total	$43.7	$41.9	$127.6	$127.0

Capital expenditures:
IAN	$25.6	$18.3	$79.2	$47.4
CMG	2.4	2.8	6.2	6.9
Corporate and other	1.9	8.2	11.0	15.5

Total	$29.9	$29.3	$96.4	$69.8

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006

Total assets:
IAN	$9,716.9	$9,359.5
CMG	945.2	908.3
Corporate and other	1,003.6	1,596.3

Total	$11,665.7	$11,864.1

Note 10:	Commitments and Contingencies

SEC Investigation

Since January 2003, the SEC has been conducting a formal investigation in response to the restatement we first announced in August 2002, and in 2005 the investigation expanded to encompass the 2004 Restatement. We have also responded to inquiries from the SEC staff (the “Staff”) concerning the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but as settlement discussions have not yet commenced, we cannot reasonably estimate the amount, range of amounts or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

The Staff has informed us that it intends to seek approval from the Commission to enter into settlement discussions with us and, failing a settlement, to commence an action charging the Company with various violations of the federal securities laws. In that connection, and as previously disclosed by the Company in a current report on Form 8-K filed June 14, 2007, the Staff has sent the Company a “Wells notice,” which invites us to make a responsive submission before the Staff makes a final determination concerning its recommendation to the Commission. We expect to discuss settlement with the Staff once the Commission authorizes the Staff to engage in such discussions. We cannot at this time predict what the Commission will authorize or the outcome of any settlement negotiations.

Other Legal Matters

We are or have been involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition.

Guarantees

As discussed in our 2006 Annual Report on Form 10-K, we have contingent obligations under guarantees of certain obligations of our subsidiaries relating principally to credit facilities, guarantees of certain media payables and operating leases of certain subsidiaries. As of September 30, 2007 there have been no material changes to these guarantees.

Note 11:	Recent Accounting Standards

In June 2007, the EITF ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). Under EITF 06-11 a realized tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity classified non-vested equity shares, non-vested equity share units, and outstanding share options should be recognized as an increase to additional paid-in-capital. EITF 06-11 is effective, prospectively, for fiscal years beginning after

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

December 15, 2007. We do not expect the adoption of EITF 06-11 to have a material impact on our Consolidated Financial Statements.

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

EXECUTIVE SUMMARY provides an overview of our results of operations.

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

EXECUTIVE SUMMARY

We are one of the world’s largest advertising and marketing services companies, comprised of communication agencies around the world that deliver custom marketing solutions on behalf of our clients. Major global brands include Draftfcb, FutureBrand, GolinHarris International, Initiative, Jack Morton Worldwide, Lowe Worldwide, MAGNA Global, McCann Erickson, Momentum, MRM, Octagon, Universal McCann and Weber Shandwick. Leading domestic brands include Campbell-Ewald, Carmichael Lynch, Deutsch, Hill Holliday, Mullen, The Martin Agency and R/GA. These agencies cover the spectrum of marketing disciplines and specialties, from traditional services such as consumer advertising and direct marketing, to emerging services such as mobile and search engine marketing. To meet the challenge of an increasingly complex consumer culture, we create customized marketing solutions for each of our clients. These solutions vary from project-based work between one agency and its client to long-term, fully-integrated campaigns involving several of our companies working on behalf of a client. Furthermore, our agencies cover all major markets geographically and can operate in a single region or align work globally across many markets.

Our strategy is focused on improving our organic revenue growth and operating income. We are working to achieve significant improvements in our organic revenue growth and operating margins, with our ultimate objective to be fully competitive with our industry peer group on both measures. We analyze period-to-period changes in our operating performance by determining the portion of the change that is attributable to foreign currency rates and the change attributable to the net effect of acquisitions and divestitures, with the remainder considered the organic change. For purposes of analyzing this change, acquisitions and divestitures are treated as if they occurred on the first day of the quarter during which the transaction occurred.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

We have strategically realigned a number of our capabilities to promote revenue growth. For example, we have combined accountable marketing and consumer advertising and implemented a differentiated approach to media. We continue to develop our capacity in strategically critical areas, notably digital, marketing services and media, that we expect will drive future revenue growth. The digital component of our business is evolving and, in order to grow with our clients, we have accelerated professional and technological development in this area. The resulting costs have been partially offset by headcount reductions in slower growth areas.

To further improve our operating margin we focus on the following areas:

•	Actively managing staff costs in non-revenue supporting roles.

•	Improving financial systems and back-office processing.

•	Reducing organizational complexity and rationalizing our portfolio by divesting non-core and underperforming businesses.

•	Improving our real estate utilization.

Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues is generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. During the three and nine months ended September 30, 2007, the U.S. Dollar was generally weaker against the Euro and Pound Sterling as compared to the respective periods in 2006. The third quarter impact was also due to the strength of the Canadian Dollar and Brazilian Real as compared to the respective period in 2006. As a result, the net effect of foreign currency changes from the comparable prior-year periods was an increase in revenues and operating expenses in 2007.

As discussed in more detail in this MD&A:

•	Total revenue increased 7.3% and 6.0% for the three and nine months ended September 30, 2007, respectively.

•	Organic revenue increase was 5.7% and 4.8% for the three and nine months ended September 30, 2007, respectively.

•	Operating margin was 3.3% and 1.6% for the three and nine months ended September 30, 2007, compared to 1.4% and (1.4%) for the three and nine months ended September 30, 2006. Salaries and related expenses as a percentage of revenue was 66.3% for the three and nine months ended September 30, 2007, compared with 66.1% and 66.2% for the three and nine months ended September 30, 2006. Office and general expenses as a percentage of revenue was 30.1% and 32.1% for the three and nine months ended September 30, 2007, compared with 32.1% and 34.9% for the three and nine months ended September 30, 2006.

•	Operating expenses increased by $75.9 and $123.7 for the three and nine months ended September 30, 2007.

•	Total salaries and related expenses increased 7.7% and 6.2% for the three and nine months ended September 30, 2007. The organic increase was 5.5% and 4.6% for the three and nine months ended September 30, 2007.

•	Total office and general expenses increased 0.6% and decreased (2.6%) for the three and nine months ended September 30, 2007. The organic increase was 0.1% and the organic decrease was (2.9%) for the three and nine months ended September 30, 2007.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS

Consolidated Results of Operations — Three and Nine Months Ended September 30, 2007 compared to Three and Nine Months Ended September 30, 2006

REVENUE

The components of the change in consolidated revenue for the third quarter of 2007 were as follows:

	Three Months	Components of Change			Three Months
	Ended		Net		Ended
	September 30,	Foreign	Acquisitions/		September 30,	Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Consolidated	$1,453.8	43.4	(19.8)	82.5	$1,559.9	5.7%	7.3%
Domestic	832.1	—	(2.7)	56.9	886.3	6.8%	6.5%
International	621.7	43.4	(17.1)	25.6	673.6	4.1%	8.3%
United Kingdom	139.5	11.1	(11.6)	(6.7)	132.3	(4.8)%	(5.2)%
Continental Europe	215.3	16.6	(4.7)	(2.8)	224.4	(1.3)%	4.2%
Latin America	74.4	5.3	(4.9)	9.4	84.2	12.6%	13.2%
Asia Pacific	126.9	7.5	5.0	8.3	147.7	6.5%	16.4%
Other	65.6	2.9	(0.9)	17.4	85.0	26.5%	29.6%

During the third quarter of 2007, revenue increased $106.1, or $82.5 on an organic basis, due to domestic organic revenue growth and changes in foreign currency exchange rates at both the Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”) segments and international organic revenue growth at IAN. Domestic organic growth was primarily driven by expanding business with existing clients, winning new business in advertising and public relations, and the completion of several projects within the events marketing business. The international organic increase at IAN was primarily driven by higher revenue from existing clients, predominantly in Latin America. The increase in other international revenue was primarily due to higher revenues in South Africa and the Middle East.

The components of the change in consolidated revenue for the first nine months of 2007 were as follows:

	Nine Months	Components of Change			Nine Months
	Ended		Net		Ended
	September 30,	Foreign	Acquisitions/		September 30,	Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Consolidated	$4,313.7	115.7	(62.8)	205.1	$4,571.7	4.8%	6.0%
Domestic	2,475.0	—	(7.9)	182.0	2,649.1	7.4%	7.0%
International	1,838.7	115.7	(54.9)	23.1	1,922.6	1.3%	4.6%
United Kingdom	403.8	38.4	(32.0)	(0.6)	409.6	(0.1)%	1.4%
Continental Europe	680.3	54.3	(15.5)	(25.0)	694.1	(3.7)%	2.0%
Latin America	200.7	9.9	(6.7)	9.8	213.7	4.9%	6.5%
Asia Pacific	347.2	14.2	1.5	19.9	382.8	5.7%	10.3%
Other	206.7	(1.1)	(2.2)	19.0	222.4	9.2%	7.6%

During the first nine months of 2007, revenue increased $258.0, or $205.1 on an organic basis, due to domestic organic revenue growth and changes in foreign currency exchange rates at both IAN and CMG, partially offset by net divestitures, primarily at IAN. Domestic organic growth was driven by factors similar to those noted above for the third quarter of 2007. The international organic increase was driven by greater

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

revenue from existing clients, primarily in the Asia Pacific region at IAN and CMG, partially offset by decreases primarily related to lower revenue from existing clients in Continental Europe at IAN, primarily France, and CMG. Other international revenue increased due to factors similar to those noted above for the third quarter of 2007.

Refer to the segment discussion later in this MD&A for more detailed information on changes in revenue by segment.

OPERATING EXPENSES

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	$	Revenue

Salaries and related expenses	$1,034.7	66.3%	$960.7	66.1%	$3,033.2	66.3%	$2,856.5	66.2%
Office and general expenses	468.9	30.1%	466.0	32.1%	1,466.6	32.1%	1,506.1	34.9%
Restructuring and other reorganization-related charges (reversals)	5.2		6.2		(0.6)		12.9

Total operating expenses	$1,508.8		$1,432.9		$4,499.2		$4,375.5

Salaries and Related Expenses

		Components of Change
			Net
		Foreign	Acquisitions/			Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Three months ended September 30,	$960.7	27.0	(6.0)	53.0	$1,034.7	5.5%	7.7%
Nine months ended September 30,	2,856.5	76.7	(31.5)	131.5	3,033.2	4.6%	6.2%

The following table details our salary and related expenses as a percentage of consolidated revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Base salaries, benefits and tax	54.5%	54.9%	55.3%	55.9%
Incentive expense	4.5%	3.6%	3.6%	2.8%
Severance expense	1.3%	0.7%	1.0%	0.9%
Temporary help	3.6%	3.8%	3.7%	3.7%
All other salaries and related expenses	2.4%	3.1%	2.7%	2.9%

During the third quarter of 2007, salaries and related expenses increased $74.0, or $53.0 on an organic basis, primarily due to an increase in base salaries, benefits and temporary help of $52.3, cash bonus accruals and long-term incentive stock compensation expense of $17.8 and severance expense of $10.4. Changes in foreign currency rates affect our base salaries and benefits since a large portion of our workforce is located outside of the United States. Excluding the effect of foreign currency and net divestitures, base salaries, benefits and temporary help grew on an organic basis by $33.9 primarily to support growth in certain of our businesses, predominantly at McCann Worldgroup. Cash bonus accruals and long-term incentive stock expense increased primarily due to improved operating performance versus financial targets at certain operating units

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

in 2007 and timing as compared to 2006. Long-term incentive awards are tied to our financial performance generally for three year periods beginning with the grant year with the achievement of performance targets required for these awards. Changes can occur in both short-term and long-term compensation awards based on projected results and could affect trends between various periods in the future. Severance expense increased mainly due to reductions in staff, including overhead positions and those related to lost business and shifting of business to other agencies.

During the first nine months of 2007, salaries and related expenses increased $176.7, or $131.5 on an organic basis, mostly for the same reasons as noted above for the third quarter. Base salaries, benefits and temporary help increased by $124.8 and cash bonus accruals and long-term incentive stock compensation expense increased by $43.6. Excluding the effect of foreign currency and net divestitures, base salaries, benefits and temporary help grew on an organic basis by $85.8. Long-term stock compensation incentive expense also increased due to the effect of equity-based awards granted in June 2006 and a higher accrual related to a one-time performance-based equity award granted in 2006 to certain executives.

Office and General Expenses

		Components of Change
			Net
		Foreign	Acquisitions/			Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Three months ended September 30,	$466.0	15.1	(12.7)	0.5	$468.9	0.1%	0.6%
Nine months ended September 30,	1,506.1	42.4	(37.9)	(44.0)	1,466.6	(2.9)%	(2.6%)

The following table details our office and general expenses as a percentage of consolidated revenue. All other office and general expenses includes production expenses, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Professional fees	2.0%	2.6%	2.6%	4.1%
Occupancy expense (excluding depreciation and amortization)	8.4%	8.7%	8.5%	9.0%
Travel & entertainment, office supplies and telecom	4.6%	4.8%	4.8%	5.0%
All other office and general expenses	15.1%	16.0%	16.2%	16.8%

Office and general expenses for the third quarter of 2007 increased slightly primarily due to the net effect of foreign currency changes and an increase in production expenses, partially offset by net divestitures and continued reductions in professional fees. The increase in production expenses primarily related to the pass-through costs involved in the completion of several projects at IAN and CMG. The decrease in professional fees was mainly attributable to reduced costs associated with projects related to internal control compliance, primarily at Corporate.

Office and general expenses for the first nine months of 2007 decreased primarily due to continued reductions in professional fees and net divestitures, partially offset by the net effect of foreign currency changes and an increase in production expenses primarily due to the events marketing business at CMG completing several projects during the quarter. We expect professional fees to continue to decrease in 2008.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Restructuring and Other Reorganization-Related Charges (Reversals)

Restructuring charges (reversals) relate to the 2003 and 2001 restructuring programs and a restructuring program entered into at Lowe Worldwide (“Lowe”) during the third quarter of 2007. Due to changes in the business environment that have occurred during the year, we committed to and began implementing a restructuring program to realign resources with our strategic business objectives within Lowe. This plan includes reducing and restructuring Lowe’s workforce both domestically and internationally, and terminating certain lease agreements. We recognized expenses related to severance and termination costs of $4.8 during the third quarter of 2007 and expect to incur additional charges related to severance and termination costs of approximately $6.0 and lease termination and other exit costs of approximately $7.0 over the next two to three quarters. Cash payments are expected to be made through December 31, 2008.

In addition, included in the restructuring reversals for the nine months ended September 30, 2007 are net reversals for the 2003 and 2001 restructuring programs primarily consisting of reversals due to the utilization of previously vacated property by an agency at Draftfcb and adjustments to estimates primarily relating to our severance and lease termination costs.

EXPENSES AND OTHER INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest expense	$(60.1)	$(57.0)	$(172.0)	$(155.1)
Interest income	30.2	25.1	86.8	77.4

Net interest expense	(29.9)	(31.9)	(85.2)	(77.7)
Other (expense) income	(4.8)	22.6	1.7	47.5

Total	$(34.7)	$(9.3)	$(83.5)	$(30.2)

The decrease in net interest expense during the third quarter of 2007 is largely due to higher interest income. The increase in net interest expense during the first nine months of 2007 is primarily attributable to higher interest expense on increased short-term debt, partially offset by interest income on higher cash balances. Additionally, the change in non-cash interest expense from prior year was minimal due to higher amortization of issuance costs and deferred warrants costs from the ELF Financing transaction, impacting the first six months of 2007, offset by the amortization of the loss on extinguishment of $400.0 of our 4.50% Convertible Senior Notes.

Other (Expense) Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

(Losses) gains on sales of businesses and investments	$(7.1)	$15.2	$(15.4)	$35.5
Vendor discounts and credit adjustments	3.5	5.4	11.5	9.3
Other income	(1.2)	2.0	5.6	2.7

Total	$(4.8)	$22.6	$1.7	$47.5

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Sale of businesses and investments — During the three months ended September 30, 2007, included in the loss of $7.1, we had charges of $8.1 as a result of the realization of cumulative translation adjustment balances from the liquidation of several businesses, as well as charges from the partial disposition of a business in South Africa at Lowe. In addition to the third quarter charges, during the first nine months of 2007, we sold several businesses within Draftfcb and Lowe for a loss of approximately $10.0, partially offset by the sale of our remaining ownership interests in two agencies for a gain of $2.8.

During the three months ended September 30, 2006, we sold our interest in a German advertising agency and accordingly recognized the related remaining cumulative translation adjustment balance. This resulted in a non-cash benefit of $17.0. In addition, during the first nine months of 2006, we sold an investment located in Asia Pacific for a gain of $18.4 and sold our remaining ownership interest in an agency within Lowe for a gain of $2.5.

Vendor discounts and credit adjustments — We are in the process of settling our liabilities related to vendor discounts and credits primarily established as part of the 2004 Restatement. These adjustments reflect the reversal of certain liabilities as a result of settlements with clients and vendors or where the statute of limitations has lapsed. In addition to these adjustments, for the nine months ended September 30, 2007, we satisfied approximately $20.0 of these liabilities through cash payments of approximately $8.0 and reductions of certain client receivables of approximately $12.0.

INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income (loss) from continuing operations before income taxes	$16.4	$11.6	$(11.0)	$(92.0)

Provision for (benefit of) income taxes — continuing operations	35.8	10.5	(1.3)	6.7
Benefit of income taxes — discontinued operations	—	(5.0)	—	(5.0)

Total provision for (benefit of) income taxes	$35.8	$5.5	$(1.3)	$1.7

For the three and nine months ended September 30, 2007, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes, losses incurred in non-U.S. jurisdictions that receive no corresponding tax benefit, the revaluation of deferred tax assets due to tax law changes in certain U.S. states and non-U.S. jurisdictions and other adjustments. The impact of these changes to the deferred tax assets was a reduction of $9.1. In addition, for the nine months ended September 30, 2007, the difference between the effective tax rate and the statutory rate of 35% is also due to the recognition of previously unrecognized tax benefits of approximately $80.0, which is the primary reason for the improvement in the effective tax rate as compared to the nine months ended September 30, 2006.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment Results of Operations — Three and Nine Months Ended September 30, 2007 compared to Three and Nine Months Ended September 30, 2006

As discussed in Note 9 to the unaudited Consolidated Financial Statements, we have two reportable segments as of September 30, 2007: IAN and CMG. We also report results for the Corporate and other group.

IAN

REVENUE

	Three Months	Components of Change			Three Months
	Ended		Net		Ended
	September 30,	Foreign	Acquisitions/		September 30,	Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Consolidated	$1,226.6	37.2	(11.9)	59.8	$1,311.7	4.9%	6.9%
Domestic	692.1	—	(2.7)	33.2	722.6	4.8%	4.4%
International	534.5	37.2	(9.2)	26.6	589.1	5.0%	10.2%

The revenue increase in the third quarter of 2007 was a result of organic increases and net changes in foreign currency exchange rates, partially offset by net divestitures, primarily from the sale of several non-strategic businesses at Draftfcb and Lowe in the current and prior year. The domestic increase was a result of higher revenue from existing clients and net client wins, primarily at McCann Worldgroup, Draftfcb, Initiative and Hill Holliday, one of our independent agencies, partially offset by net client losses and decreased revenue from existing clients at Lowe. International revenues increased as the third quarter of 2007 primarily benefited from the favorable effect of changes in foreign currency exchange rates and an organic increase due to higher revenue from existing clients and net client wins at McCann Worldgroup across most international regions. This increase was partially offset by net divestitures of non-strategic businesses, primarily at Draftfcb and Lowe, and decreases at Lowe due to net client losses and decreased spending by existing clients in the Asia Pacific region and in Continental Europe.

	Nine Months	Components of Change			Nine Months
	Ended		Net		Ended
	September 30,	Foreign	Acquisitions/		September 30,	Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Consolidated	$3,630.5	97.1	(43.0)	137.7	$3,822.3	3.8%	5.3%
Domestic	2,043.2	—	(7.9)	115.6	2,150.9	5.7%	5.3%
International	1,587.3	97.1	(35.1)	22.1	1,671.4	1.4%	5.3%

The revenue increase in the first nine months of 2007 was a result of organic increases and changes in foreign currency exchange rates, partially offset by net divestitures, primarily from the sale of several non-strategic businesses at Draftfcb and Lowe in the current and prior year. The domestic increase was driven by factors similar to those noted above for the third quarter of 2007. International revenues increased as the first nine months of 2007 primarily benefited from the favorable effect of changes in foreign currency exchange rates and increased spending from existing clients in the Asia Pacific region and Continental Europe at McCann Worldgroup. This was partially offset by net divestitures of non-strategic businesses at Draftfcb and Lowe as well as lower client spending at Lowe, primarily in Continental Europe.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

SEGMENT OPERATING INCOME

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Segment operating income	$97.4	$75.1	29.7%	$200.9	$121.8	64.9%
Operating margin	7.4%	6.1%		5.3%	3.4%

Operating income increased during the third quarter of 2007 due to an increase in revenue of $85.1, partially offset by increases in salaries and related expenses and office and general expenses. Higher salaries and related expenses were primarily due to the impact of changes in foreign currency exchange rates, increased base salaries, benefits and temporary help to support growth, increases in cash bonus awards due to improved operating performance in 2007 compared to 2006, and increased severance expense mainly due to reductions in staff, including overhead positions and those related to lost business and shifting of business to other agencies. This was partially offset by net divestitures primarily from the sale of several non-strategic businesses at Draftfcb and Lowe in the current and prior year.

Operating income increased during the first nine months of 2007 due to an increase in revenue of $191.8 and a decrease in office and general expenses, partially offset by an increase in salaries and related expenses. Salaries and related expenses increased due to factors similar to those noted above for the third quarter.

CMG

REVENUE

	Three Months	Components of Change			Three Months
	Ended		Net		Ended
	September 30,	Foreign	Acquisitions/		September 30,	Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Consolidated	$227.2	6.2	(7.9)	22.7	$248.2	10.0%	9.2%
Domestic	140.0	—	—	23.7	163.7	16.9%	16.9%
International	87.2	6.2	(7.9)	(1.0)	84.5	(1.1)%	(3.1%)

Revenue growth in the third quarter of 2007 was primarily a result of higher domestic revenue in the events marketing and public relations businesses. The domestic organic revenue increase was primarily due to the events marketing business completing several projects with existing clients during the quarter, and client wins in the public relations business. Revenues in the events marketing business can fluctuate due to the timing of completing projects, as revenue is typically recognized when the project is complete. Furthermore, we generally act as principal for these projects and as such record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses. International revenues decreased primarily due to a divestiture of a sports marketing business in 2006 and a decrease in client spending in Europe primarily due to project-based events in 2006 that did not recur in the third quarter of 2007. This was partially offset by increased client spending in the Asia Pacific region, primarily in the events marketing and the public relations businesses, and favorable changes in foreign currency exchange rates.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Nine Months	Components of Change			Nine Months
	Ended		Net		Ended
	September 30,	Foreign	Acquisitions/		September 30,	Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Consolidated	$683.2	18.6	(19.8)	67.4	$749.4	9.9%	9.7%
Domestic	431.8	—	—	66.4	498.2	15.4%	15.4%
International	251.4	18.6	(19.8)	1.0	251.2	0.4%	(0.1%)

Revenue growth in the first nine months of 2007 was primarily a result of higher domestic revenue in the public relations, events marketing and sports marketing businesses. The domestic organic revenue increase was driven by factors similar to those noted above for the third quarter as well as expanding business with existing clients in the public relations and sports marketing businesses. International revenues decreased slightly primarily due to a divestiture of a sports marketing business in 2006 and a decrease in client spending due to project-based events in 2006 that did not recur in the first nine months of 2007. This was partially offset by favorable foreign currency exchange rate changes and increased revenue from existing clients in the public relations businesses in Europe and the Asia Pacific region.

SEGMENT OPERATING INCOME

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Segment operating income	$12.6	$10.8	16.7%	$29.8	$27.4	8.8%
Operating margin	5.1%	4.8%		4.0%	4.0%

Operating income for the third quarter of 2007 increased as a result of an increase in revenues of $21.0, partially offset by increases in office and general expenses and salaries and related expenses. Higher salaries and related expenses primarily related to the hiring of additional staff in the public relations businesses to support their revenue growth. Office and general expenses increased primarily due to production expenses related to the completion of several projects in the events marketing and sports marketing businesses.

Operating income for the first nine months of 2007 increased as a result of an increase in revenues of $66.2, partially offset by increases in office and general expenses and salaries and related expenses. Salaries and related expenses and office and general expenses increased due to factors similar to those noted above for the third quarter.

CORPORATE AND OTHER

Corporate and other expenses includes corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, pension, bonus and medical and dental insurance expenses for corporate office employees. Office and general expenses primarily includes professional fees related to internal control compliance, financial statement audits, legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses also includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. We allocate amounts to operating divisions based on a formula that uses the revenues of the operating unit. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Corporate and other expenses decreased by $5.1 and $39.3 to $53.7 and $158.8 for the three and nine months ended September 30, 2007, respectively. Expenses for the third quarter of 2007 decreased compared to the prior year primarily due to reduced professional fees attributable to reduced costs associated with projects related to internal control compliance and external audit fees. Expenses for the first nine months of 2007 decreased compared to the prior year primarily due to reduced professional fees of $51.7 attributable to reduced costs associated with projects related to financial and compliance matters, including internal control compliance, legal consultation and certain accounting projects.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Cash, cash equivalents and marketable securities decreased by $423.2 to $1,533.9 during the first nine months of 2007 primarily due to working capital usage and acquisitions. Of this change, marketable securities increased by $102.4, primarily as a result of our net purchases of auction rate securities in the first nine months of 2007. A summary of our cash flow activities is as follows:

	Nine Months
	Ended
	September 30,
	2007	2006

Net cash used in operating activities	$(219.8)	$(580.9)
Net cash used in investing activities	(296.4)	(120.7)
Net cash used in financing activities	(42.9)	(115.4)

Operating Activities

During the first nine months of 2007, we used working capital of $393.8, a significant improvement compared to working capital usage of $580.8 in the prior year period. Working capital reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. During the first nine months of 2007, reductions in accounts payable of $424.3 and increases in expenditures billable to clients of $242.7 were partially offset by a reduction in accounts receivable of $409.3. Accounts payable decreased primarily due to the timing of vendor payments and expenditures billable to clients increased due to higher pass-through costs, primarily as a result of new client wins, and unbilled fees to clients. Accounts receivable decreased primarily due to higher cash collections.

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

The net loss of $10.8 during the first nine months of 2007 includes non-cash items that are not expected to generate cash or require the use of cash. Net non-cash expense items of $189.2 primarily include depreciation of fixed assets, amortization of intangible assets, restricted stock awards, non-cash compensation, bond discounts and deferred financing costs and the deferred income tax benefit.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Investing Activities

Cash used in investing activities during the first nine months of 2007 primarily reflects net purchases of short-term marketable securities, acquisitions and capital expenditures. Net purchases of marketable securities were from purchases of auction rate securities, which are classified as short-term marketable securities based upon our evaluation of the maturity dates associated with the underlying bonds. The cash flows attributable to short-term marketable securities vary from one period to another because of changes in the maturity profile of our treasury investments.

Payments for acquisitions relate to purchases of agencies and deferred payments on prior acquisitions. During the nine months ended September 30, 2007, we made six acquisitions, of which the most significant were: a) a full-service advertising agency in Latin America, b) Reprise Media, which is a full-service search engine marketing firm in North America, and c) the remaining interests in two full-service advertising agencies in India in which we previously held 49% and 51% interests. Total cash consideration for the six acquisitions was $112.8. Subsequent to September 30, 2007, we acquired a professional healthcare services business in the United Kingdom and a branded entertainment business in the United States for total cash consideration of approximately $28.0.

Capital expenditures of $96.4 primarily related to leasehold improvements and computer hardware.

Financing Activities

Cash used in financing activities during the first nine months of 2007 primarily reflects dividend payments of $20.7 on our Series B Preferred Stock, distributions to minority interests and a decrease in short-term borrowings.

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

Of the liabilities recognized as part of the 2004 Restatement, we estimate that we will pay approximately $75.0 related to vendor discounts and credits, internal investigations and international compensation arrangements over the next 12 months.

We continue to evaluate strategic opportunities to grow the business and increase our ownership interests in current investments, particularly to develop the digital and marketing services components of our business and to expand our presence in faster growing markets, including Brazil, Russia, India and China.

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

In recent years, we have obtained long-term financing in the capital markets by issuing debt securities, convertible debt securities and convertible preferred stock. In connection with the ELF Financing, we issued two series of equity warrants and have entered into call spread transactions in connection with one of the series of equity warrants.

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

In addition to the Credit Agreement, we have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States and the amount outstanding as of September 30, 2007 was $72.8. If we lose access to these credit lines we would have to provide funding directly to some overseas operations. The weighted-average interest rate on this outstanding balance was approximately 6%.

Letters of Credit

We are required from time to time to post letters of credit, primarily to support our commitments, or those of our subsidiaries, to purchase media placements, mostly in locations outside the United States, or to satisfy other obligations. These letters of credit are generally backed by letters of credit issued under the Credit Agreement. As of September 30, 2007, the aggregate amount of outstanding letters of credit issued for our account under the Credit Agreement was $222.9. These letters of credit have historically not been drawn upon.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Cash Pooling

We aggregate our net domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our consolidated balance sheets reflect cash net of overdrafts for each pooling arrangement. As of September 30, 2007 a gross amount of $1,162.9 in cash was netted against an equal gross amount of overdrafts under pooling arrangements.

CREDIT AGENCY RATINGS

Our long-term debt credit ratings as of September 30, 2007 were Ba3 with stable outlook, B with positive outlook and BB− with stable outlook, as reported by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. A downgrade in our credit ratings could adversely affect our ability to access capital and could result in more stringent covenants and higher interest rates under the terms of any new indebtedness.

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

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2007. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2006 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. We continue to have numerous material weaknesses in our internal control over financial reporting as noted in Management’s Assessment of Internal Control over Financial Reporting located in Item 8, Financial Statements and Supplementary Data, in our 2006 Annual Report on Form 10-K. Based on an evaluation of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to implement the remedial actions outlined in Ongoing Remediation of Material Weaknesses in Internal Control over Financial Reporting as of December 31, 2006 located in Item 8, Financial Statements and Supplementary Data, in our 2006 Annual Report on Form 10-K.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our legal proceedings is set forth in Note 10 to the unaudited consolidated financial statements included in this report.

Item 1A.  Risk Factors

In the third quarter of 2007, there have been no material changes in the risk factors we have previously disclosed. See Item 1A, Risk Factors, in our 2006 Annual Report on Form 10-K and Item 1A, Risk Factors, in Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information regarding our purchases of our equity securities during the period from July 1, 2007 to September 30, 2007:

				Maximum
				Number (or
				Approximate
				Dollar Value) of
			Total Number of Shares	Shares (or Units)
			(or Units) Purchased as	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
	Purchased	(or Unit)(2)	or Programs	Programs

July 1-31	6,543 shares	$11.42	—	—
August 1-31	19,239 shares	$10.51	—	—
September 1-30	16,528 shares	$10.57	—	—

Total(1)	42,310 shares	$10.67	—	—

(1)	Consists of restricted shares of our common stock, par value $.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the third quarter of 2007 (the “Withheld Shares”).

(2)	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of common stock withheld each month.

(d) The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made.

Item 6.	Exhibits

Exhibit No.	Description

10(iii)(A)(1)	The Interpublic Senior Executive Retirement Income Plan (“SERIP”), Amended and Restated, Effective January 1, 2007.
10(iii)(A)(2)	Form of The Interpublic SERIP Restated Participation Agreement.
10(iii)(A)(3)	Form of The Interpublic SERIP Participation Agreement (Form For New Participants).
10(iii)(A)(4)	The Interpublic Capital Accumulation Plan (“CAP”), Amended and Restated, Effective January 1, 2007.
10(iii)(A)(5)	Form of The Interpublic CAP Restated Participation Agreement.
10(iii)(A)(6)	Form of The Interpublic CAP Participation Agreement (Form For New Participants).
10(iii)(A)(7)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2004, between The Interpublic Group of Companies, Inc. (“Interpublic”) and Michael Roth.
10(iii)(A)(8)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Interpublic and Michael Roth.
10(iii)(A)(9)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 18, 2005, between Interpublic and Frank Mergenthaler.
10(iii)(A)(10)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Interpublic and Frank Mergenthaler.
10(iii)(A)(11)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Interpublic and John J. Dooner.
10(iii)(A)(12)	Executive Change of Control Agreement, dated as of September 30, 2007, by and between Interpublic and Steve Gatfield.
10(iii)(A)(13)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of January 1, 2006, between Interpublic and Philippe Krakowsky.
10(iii)(A)(14)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Interpublic and Philippe Krakowsky.
10(iii)(A)(15)	Amendment, dated September 12, 2007, to an Executive Special Benefit Agreement, dated February 1, 2002, between Interpublic and Philippe Krakowsky.
10(iii)(A)(16)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 6, 2004, between Interpublic and Timothy A. Sompolski.
10(iii)(A)(17)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Interpublic and Timothy A. Sompolski.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth
Chairman and Chief Executive Officer

Date: November 1, 2007

By	/s/ Christopher F. Carroll
Christopher F. Carroll
Senior Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 1, 2007

INDEX TO EXHIBITS

Exhibit No.	Description

10(iii)(A)(1)	The Interpublic Senior Executive Retirement Income Plan (“SERIP”), Amended and Restated, Effective January 1, 2007.
10(iii)(A)(2)	Form of The Interpublic SERIP Restated Participation Agreement.
10(iii)(A)(3)	Form of The Interpublic SERIP Participation Agreement (Form For New Participants).
10(iii)(A)(4)	The Interpublic Capital Accumulation Plan (“CAP”), Amended and Restated, Effective January 1, 2007.
10(iii)(A)(5)	Form of The Interpublic CAP Restated Participation Agreement.
10(iii)(A)(6)	Form of The Interpublic CAP Participation Agreement (Form For New Participants).
10(iii)(A)(7)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2004, between The Interpublic Group of Companies, Inc. (“Interpublic”) and Michael Roth.
10(iii)(A)(8)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Interpublic and Michael Roth.
10(iii)(A)(9)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 18, 2005, between Interpublic and Frank Mergenthaler.
10(iii)(A)(10)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Interpublic and Frank Mergenthaler.
10(iii)(A)(11)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Interpublic and John J. Dooner.
10(iii)(A)(12)	Executive Change of Control Agreement, dated as of September 30, 2007, by and between Interpublic and Steve Gatfield.
10(iii)(A)(13)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of January 1, 2006, between Interpublic and Philippe Krakowsky.
10(iii)(A)(14)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Interpublic and Philippe Krakowsky.
10(iii)(A)(15)	Amendment, dated September 12, 2007, to an Executive Special Benefit Agreement, dated February 1, 2002, between Interpublic and Philippe Krakowsky.
10(iii)(A)(16)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 6, 2004, between Interpublic and Timothy A. Sompolski.
10(iii)(A)(17)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Interpublic and Timothy A. Sompolski.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.