Form 10-K
period 2007-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2008-02-29
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐ Smaller reporting company ☐
                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the shares of registrant’s common stock held by non-affiliates was $5,372,567,216. The number of shares of the registrant’s common stock outstanding as of February 15, 2008 was 471,152,044.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2008 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Principal Committees of the Board of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Outstanding Shares,” “Review and Approval of Transactions with Related Persons,” “Director Independence” and “Appointment of Independent Registered Public Accounting Firm.”

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

About Us

We are one of the world’s premier advertising and marketing services companies. Our agency brands deliver custom marketing solutions to many of the world’s largest marketers. Our companies cover the spectrum of marketing disciplines and specialties, from consumer advertising and direct marketing to mobile and search engine marketing.

The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity involving one agency and its client to long-term, fully-integrated campaigns created by a group of our companies working together on behalf of a client. With offices in over 100 countries, we can operate in a single region or align work globally across all major world markets.

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

Market Strategy

We have taken several strategic steps in recent years to position our agencies as leaders in the global advertising and communications market. We operate in a media landscape that has vastly changed over the last few years. Media markets continue to fragment and clients face an increasingly complex consumer culture.

To stay ahead of these challenges and to achieve our objectives, we have invested in creative talent in high-growth areas and have realigned a number of our capabilities to meet market demand. At our McCann Worldgroup unit, we have continued to invest in talent and in upgrading the group’s integrated marketing services offering at MRM, Momentum and McCann Healthcare. We combined accountable marketing and consumer advertising agencies to form the unique global offering Draftfcb. And at our marketing services group, Constituency Management Group (“CMG”), we continue to strengthen our public relations and events marketing specialists.

We have also taken a unique approach to our media offering by aligning our largest media assets with global brand agencies. This approach ensures that the ideas we develop for clients work across new media as well as traditional channels. In 2007, this differentiated media strategy gained significant traction in the marketplace.

The digital component of our business continues to evolve and is increasingly vital to all of our agencies. In order to grow with our clients, we have accelerated our investment in talent, professional training and technology throughout the organization. This reflects our strongly held belief that digital marketing is not a silo. Instead, digital capabilities must reside in all of our assets. For example, our public relations companies increasingly use blogs and social networking sites to influence consumer opinion, while our special events companies use digital kiosks and website surveys to gauge audience response. Recruiting and developing digitally conversant talent at all our agencies and in all marketing disciplines is therefore a priority and an area where we must be willing to invest. Strong, multi-channel talent is vital if we are to continue building long-term relationships with our clients.

Where necessary, we have acquired or built specialty digital assets, such as Reprise Media (search engine marketing), The Interpublic Emerging Media Lab, and Ansible (mobile marketing), to meet the changing needs of our clients. R/GA, a stand-alone digital agency, is an industry leader in the development of award-winning interactive campaigns for global clients. All of these specialty assets have unique capabilities and serve as key digital partners to many of our agencies within the group.

Likewise, we continue to look for strategic investments that give us a leadership position in emerging markets. Recent investments in India, where we operate three leading agency networks, and Brazil give our clients a strong foot-hold in these high-growth developing markets. Our partner in Russia is the acknowledged advertising leader in the country. In China, we continue to invest in our existing companies in the market, building on our decades-long commercial history.

We believe that our market strategy and offerings can improve our organic revenue growth and operating income margin, with our ultimate objective to be fully competitive with our industry peer group on both measures. To further improve our operating margin we continue to focus on actively managing staff costs in non-revenue supporting roles; improving financial systems and back-office processing; reducing organizational complexity and rationalizing our portfolio by divesting non-core and underperforming businesses; and improving our real estate utilization.

Our Offering

Interpublic is home to some of the world’s best known and most innovative communications specialists. We have three global brands that provide integrated, large-scale solutions for clients: McCann Worldgroup (“McCann”), Draftfcb, and Lowe Worldwide (“Lowe”), as well as our domestic integrated agencies and media agencies.

•	McCann offers best-in-class communications tools and resources to many of the world’s top companies and most famous brands. We believe McCann is exceptionally qualified to meet client demands, in all regions of the world and in all marketing disciplines, through its operating units: McCann Erickson Advertising, with operations in over 100 countries; MRM Worldwide for relationship marketing and digital expertise; Momentum Worldwide for experiential marketing; and McCann Healthcare Worldwide for healthcare communications.

•	Launched in 2006, Draftfcb is a modern agency model for clients seeking creative and accountable marketing programs. With more than 130 years of expertise, the company has its roots in both consumer advertising and behavioral, data-driven direct marketing. We believe the agency is the first global, behavior-based, creative and accountable marketing communications organization operating as a financially and structurally integrated business unit.

•	Lowe is a premier creative agency that operates in the world’s largest advertising markets. Lowe is focused on delivering and sustaining high-value ideas for some of the world’s largest clients. The quality of the agency’s product is evident in its global creative rankings and its standing in major markets. By partnering with Interpublic’s marketing services companies, Lowe generates and executes ideas that are frequently recognized for effectiveness, amplified by smart communication channel planning.

•	Our domestic independent agencies include some of the larger full-service agency brands, Campbell-Ewald, Campbell Mithun, Deutsch, Hill Holliday, The Martin Agency and Mullen. The integrated marketing programs created by this group have helped build some of the most powerful brands in the U.S., across all sectors and industries.

•	We have exceptional marketing specialists across a range of channels. These include FutureBrand (corporate branding), Jack Morton (experiential marketing), Octagon (sports marketing), public relations specialists like WeberShandwick and Golin Harris, and best-in-class digital agencies, led by R/GA. Our healthcare communications specialists reside within our three global brands, McCann, Draftfcb and Lowe.

•	We also have two global media agencies, Initiative and Universal McCann, which provide specialized services in media planning and buying, market intelligence and return-on-marketing investment analysis for clients. Initiative and Universal McCann operate independently but work alongside Draftfcb and McCann Erickson, respectively. Aligning the efforts of our major media and our integrated communications networks improves cross-media communications and our ability to deliver integrated marketing programs.

Interpublic lists approximately 90 companies on our website’s “Company Finder” tool, with descriptions and office locations for each. To learn more about our broad range of capabilities, visit www.interpublic.com. Information on our website is not part of this report.

Financial Reporting Segments

We have two reportable segments: Integrated Agency Network (“IAN”), which is comprised of McCann, Draftfcb and Lowe, our media agencies and our leading stand-alone agencies, and CMG, which is comprised of the bulk of our specialist marketing service offerings. We also report results for the “Corporate and other” group. See Note 15 to the Consolidated Financial Statements for further discussion.

Principal Markets

Our agencies are located in over 100 countries, including every significant world market. We provide services for clients whose businesses are broadly international in scope, as well as for clients whose businesses are limited to a single country or a small number of countries. The U.S., Europe (excluding the U.K.), the U.K., Asia Pacific and Latin America represented 55.7%, 16.5%, 9.0%, 8.9% and 4.8% of our total revenue, respectively, in 2007. For further discussion concerning revenues and long-lived assets on a geographical basis for each of the last three years, see Note 15 to the Consolidated Financial Statements.

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

	Consolidated Revenues for the Three Months Ended
	2007		2006		2005

March 31	$1,359.1	20.7%	$1,327.0	21.4%	$1,328.2	21.2%
June 30	1,652.7	25.2%	1,532.9	24.8%	1,610.7	25.7%
September 30	1,559.9	23.8%	1,453.8	23.5%	1,439.7	22.9%
December 31	1,982.5	30.3%	1,877.1	30.3%	1,895.7	30.2%

	$6,554.2		$6,190.8		$6,274.3

Depending on the terms of the client contract, fees for services performed can be recognized in three principal ways: proportional performance, straight-line (or monthly basis) or completed contract. Fee revenue recognized on a completed contract basis also contributes to the higher seasonal revenues experienced in the fourth quarter because the majority of our contracts end at December 31. As is customary in the industry, our contracts generally provide for termination by either party on relatively short notice, usually 90 days. See Note 1 to the Consolidated Financial Statements for further discussion of our revenue recognition accounting policies.

Clients

One of the benefits of the holding company structure is that our agencies can work with a variety of clients from competing sectors. In the aggregate, our top ten clients based on revenue accounted for approximately 26% of revenue in 2007 and 2006. Based on revenue for the year ended December 31, 2007, our largest clients were General Motors Corporation, Microsoft, Johnson & Johnson, Unilever and Verizon. While the loss of the entire business of any one of our largest clients might have a material adverse effect upon our business, we believe that it is unlikely that the entire business of any of these clients would be lost at the same time. This is because we represent several different brands or divisions of each of these clients in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency systems. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to a competing agency, and a client may reduce its marketing budget at any time.

Personnel

As of December 31, 2007, we employed approximately 43,000 persons, of whom approximately 19,000 were employed in the U.S. Because of the service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. There is keen competition for qualified employees.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at our website at http://www.interpublic.com, as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.

Our Corporate Governance Guidelines, Code of Conduct and the charters for each of the Audit Committee, Compensation Committee and the Corporate Governance Committee are available free of charge on our website at http://www.interpublic.com, or by writing to The Interpublic Group of Companies, Inc., 1114 Avenue of the Americas, New York, New York 10036, Attention: Secretary. Information on our website is not part of this report.

Item 1A.	Risk Factors

We are subject to a variety of possible risks that could adversely impact our revenues, results of operations or financial condition. Some of these risks relate to the industry in which we operate, while others are more specific to us. The following factors set out potential risks we have identified that could adversely affect us. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, could also impair our business operations or financial condition. See also Statement Regarding Forward-Looking Disclosure.

•	Ongoing SEC investigations regarding our accounting restatements could adversely affect us.

Since January 2003 the SEC has been conducting a formal investigation in response to the restatement we first announced in August 2002, and in 2005 the investigation expanded to encompass the restatement we presented in our Annual Report on Form 10-K for the year ended December 31, 2004 that we filed in September 2005. We have also responded to inquiries from the SEC staff concerning the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but as settlement discussions have not yet commenced, we cannot reasonably estimate the amount, range of amounts or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

The SEC staff has informed us that it intends to seek approval from the Commission to enter into settlement discussions with us or, failing a settlement, to litigate an action charging the Company with various violations of the federal securities laws. In that connection, and as previously disclosed in our current report on Form 8-K filed June 14, 2007, the staff sent us a “Wells notice,” which invited us to make a responsive submission before the staff makes a final determination concerning its recommendation to the Commission. We expect to discuss settlement with the staff once the Commission authorizes the staff to engage in such discussions. We cannot at this time predict what the Commission will authorize or the outcome of any settlement negotiations.

•	We operate in a highly competitive industry.

The marketing communications business is highly competitive. Our agencies and media services must compete with other agencies, and with other providers of creative or media services, in order to maintain existing client relationships and to win new clients. Our competitors include not only other large multinational advertising and marketing communications companies, but also smaller entities that operate in local or regional markets. New market participants include systems integrators, database marketing and modeling companies, telemarketers and internet companies.

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

Many companies put their advertising and marketing communications business up for competitive review from time to time. We have won and lost client accounts in the past as a result of such periodic competitions. In the aggregate, our top ten clients based on revenue accounted for approximately 26% of revenue in 2007. While we believe it unlikely that we would lose the entire business of any one of our largest clients at the same time, a substantial decline in such a client’s advertising and marketing spending, or the loss of its entire business, could have a material adverse effect upon our business and results of operations.

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

Our long-term debt is currently rated Ba3 with stable outlook by Moody’s, B with positive outlook by Standard and Poor’s, and BB- with stable outlook by Fitch. Any ratings downgrades or comparatively weak ratings can adversely affect us, because ratings are an important factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates. Our clients and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have an adverse effect on our liquidity.

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

International revenues represent a significant portion of our revenues, approximately 44% in 2007. Our international operations are exposed to risks that affect foreign operations of all kinds, including local legislation, monetary devaluation, exchange control restrictions and unstable political conditions. These risks may limit our ability to grow our business and effectively manage our operations in those countries. In addition, because a significant portion of our business is denominated in currencies other than the U.S. dollar, such as the Euro, Pound Sterling, Canadian Dollar, Brazilian Real, Japanese Yen and South African Rand, fluctuations in exchange rates between the U.S. dollar and such currencies may materially affect our financial results.

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

As of December 31, 2007, we have substantial amounts of long-lived assets, investments and deferred tax assets on our Consolidated Balance Sheet. Future events, including our financial performance and strategic decisions, could cause us to conclude that further impairment indicators exist and that the asset values associated with long-lived assets, investments and deferred tax assets may have become impaired. Any resulting impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized.

•	We may not be able to meet our performance targets and milestones.

From time to time, we communicate to the public certain targets and milestones for our financial and operating performance including, but not limited to, the areas of revenue and operating margin growth. These targets and milestones are intended to provide metrics against which to evaluate our performance, but they should not be understood as predictions or guidance about our expected performance. Our ability to meet any target or milestone is subject to inherent risks and uncertainties, and we caution investors against placing undue reliance on them. See “Statement Regarding Forward-Looking Disclosure.”

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

Substantially all of our office space is leased from third parties. Several of our leases will be expiring within the next few months, while the remainder will be expiring within the next 17 years. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See Note 17 to the Consolidated Financial Statements for a discussion of our lease commitments.

Item 3.	Legal Proceedings

Information about our legal proceedings is set forth in Note 17 to the Consolidated Financial Statements included in this report.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of Interpublic

Name	Age	Office

Michael I. Roth(1)	62	Chairman of the Board and Chief Executive Officer
Nicholas J. Camera	61	Senior Vice President, General Counsel and Secretary
Christopher F. Carroll	41	Senior Vice President, Controller and Chief Accounting Officer
John J. Dooner, Jr.	59	Chairman and CEO of McCann Worldgroup
Thomas A. Dowling	56	Senior Vice President, Chief Risk Officer
Philippe Krakowsky	45	Executive Vice President, Strategy and Corporate Relations
Frank Mergenthaler	47	Executive Vice President and Chief Financial Officer
Timothy A. Sompolski	55	Executive Vice President, Chief Human Resources Officer

(1)	Also a Director

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

Mr. Dooner became Chairman and Chief Executive Officer of the McCann Worldgroup, effective February 27, 2003. Prior to that time, Mr. Dooner served as Chairman of the Board, President and Chief

Executive Officer of Interpublic, from December 2000 to February 2003, and as President and Chief Operating Officer of Interpublic from April 2000 to December 14, 2000.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IPG.” The following table provides the high and low closing sales prices per share for the periods shown below as reported on the NYSE. At February 15, 2008, there were 24,025 registered holders of our common stock.

	NYSE Sale Price
Period	High	Low

2007:
Fourth Quarter	$10.55	$8.10
Third Quarter	$11.61	$9.75
Second Quarter	$12.97	$11.31
First Quarter	$13.81	$12.17
2006:
Fourth Quarter	$12.35	$9.79
Third Quarter	$9.98	$7.86
Second Quarter	$10.04	$8.35
First Quarter	$10.56	$9.51

Dividend Policy

No dividend has been paid on our common stock since the fourth quarter of 2002. Our future dividend policy will be determined on a quarter-by-quarter basis and will depend on earnings, financial condition, capital requirements and other factors. Our future dividend policy may also be influenced by the terms of certain of our outstanding securities. The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends have been or contemporaneously are declared and paid or provision for the payment thereof has been made. In the event we pay dividends on our common stock, holders of our 4.50% Convertible Senior Notes will be entitled to additional interest and the conversion terms of our 4.75% Convertible Senior Notes, 4.25% Convertible Senior Notes and our Series B Convertible Preferred Stock, and the exercise prices of our outstanding warrants, will be adjusted (see Notes 10, 11 and 12 to the Consolidated Financial Statements).

Transfer Agent and Registrar for Common Stock

The transfer agent and registrar for our common stock is:

BNY Mellon Shareowner Services, Inc.
480 Washington Boulevard
29th Floor
Jersey City, NJ 07310
Tel: (877) 363-6398

Sales of Unregistered Securities

Not applicable

Repurchase of Equity Securities

The following table provides information regarding our purchases of equity securities during the fourth quarter of 2007:

				Maximum
				Number
				of Shares
		Average	Total Number of Shares	that May Yet Be
	Total Number	Price	Purchased as Part of	Purchased
	of Shares	Paid per	Publicly Announced	Under the Plans
	Purchased	Share(2)	Plans or Programs	or Programs

October 1-31	34,750	$10.08	—	—
November 1-30	38,075	$9.35	—	—
December 1-31	29,293	$8.79	—	—

Total(1)	102,118	$9.44	—	—

(1)	Consists of restricted shares of our common stock withheld under the terms of grants under employee stock compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the fourth quarter of 2007 (the “Withheld Shares”).

(2)	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of our common stock withheld each month.

Item 6.	Selected Financial Data

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Selected Financial Data
(Amounts in Millions, Except Per Share Amounts and Ratios)
(Unaudited)

	Years Ended December 31,
	2007	2006	2005	2004	2003

Revenue	$6,554.2	$6,190.8	$6,274.3	$6,387.0	$6,161.7
Salaries and related expenses	4,139.2	3,944.1	3,999.1	3,733.0	3,501.4
Office and general expenses	2,044.8	2,079.0	2,288.1	2,250.4	2,225.3
Restructuring and other reorganization-related charges (reversals)	25.9	34.5	(7.3)	62.2	172.9
Long-lived asset impairment and other charges	—	27.2	98.6	322.2	294.0
Motorsports contract termination costs	—	—	—	113.6	—
Operating income (loss)	344.3	106.0	(104.2)	(94.4)	(31.9)
Total (expenses) and other income	(108.6)	(111.0)	(82.4)	(172.6)	(340.9)
Provision for income taxes	58.9	18.7	81.9	262.2	242.7
Income (loss) from continuing operations	167.6	(36.7)	(271.9)	(544.9)	(640.1)
Income from discontinued operations, net of tax	—	5.0	9.0	6.5	101.0
Net income (loss) applicable to common stockholders	$131.3	$(79.3)	$(289.2)	$(558.2)	$(539.1)
Earnings (loss) per share of common stock
Basic:
Continuing operations	$0.29	$(0.20)	$(0.70)	$(1.36)	$(1.66)
Discontinued operations	—	0.01	0.02	0.02	0.26

Total	$0.29	$(0.19)	$(0.68)	$(1.34)	$(1.40)

Diluted:
Continuing operations	$0.26	$(0.20)	$(0.70)	$(1.36)	$(1.66)
Discontinued operations	—	0.01	0.02	0.02	0.26

Total	$0.26	$(0.19)	$(0.68)	$(1.34)	$(1.40)

Weighted average shares:
Basic	457.7	428.1	424.8	415.3	385.5
Diluted	503.1	428.1	424.8	415.3	385.5
OTHER DATA
As of December 31,
Cash and cash equivalents and marketable securities	$2,037.4	$1,957.1	$2,191.5	$1,970.4	$2,067.0
Total assets	12,458.1	11,864.1	11,945.2	12,253.7	12,467.9
Long-term debt	2,044.1	2,248.6	2,183.0	1,936.0	2,198.7
Total liabilities	10,125.9	9,923.5	9,999.9	10,535.4	10,349.1
Preferred stock — Series A	—	—	373.7	373.7	373.7
Preferred stock — Series B	525.0	525.0	525.0	—	—
Total stockholders’ equity	2,332.2	1,940.6	1,945.3	1,718.3	2,118.8
Ratios of earnings to fixed charges(1)	1.6	N/A	N/A	N/A	N/A

(1)	We had a less than 1:1 ratio of earnings to fixed charges due to our losses in the years ended December 31, 2006, 2005, 2004 and 2003. To provide a 1:1 coverage ratio for the deficient periods, results as reported would have required additional earnings of $5.0, $186.6, $267.0 and $372.8 in 2006, 2005, 2004 and 2003, respectively.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company”, “Interpublic”, “we”, “us” or “our”). MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes. Our MD&A includes the following sections:

EXECUTIVE SUMMARY provides an overview of our results of operations and liquidity.

CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2007 compared to 2006 and 2006 compared to 2005.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds.

OTHER MATTERS provides a discussion of other significant items which may impact our financial statements.

RECENT ACCOUNTING STANDARDS, by reference to Note 18 to the Consolidated Financial Statements, provides a description of accounting standards which we have not yet been required to implement and may be applicable to our future operations.

EXECUTIVE SUMMARY

We are one of the world’s premier advertising and marketing services companies. Our agency brands deliver custom marketing solutions to many of the world’s largest marketers. Our companies cover the spectrum of marketing disciplines and specialties, from consumer advertising and direct marketing to mobile and search engine marketing. Major global brands include Draftfcb, FutureBrand, GolinHarris International, Initiative, Jack Morton Worldwide, Lowe Worldwide (“Lowe”), MAGNA Global, McCann Erickson, Momentum, MRM, Octagon, Universal McCann and Weber Shandwick. Leading domestic brands include Campbell-Ewald, Carmichael Lynch, Deutsch, Hill Holliday, Mullen and The Martin Agency.

The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity involving one agency and its client to long-term, fully-integrated campaigns created by a group of our companies working together on behalf of a client. With offices in over 100 countries, we can operate in a single region or align work globally across all major world markets. Our revenue is directly dependent upon the advertising, marketing and corporate communications requirements of our clients and tends to be higher in the second half of the calendar year as a result of the holiday season and lower in the first half as a result of the post-holiday slow-down in client activity.

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

We have strategically realigned a number of our capabilities to promote revenue growth. For example, we have combined accountable marketing and consumer advertising to form the global offering Draftfcb and

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

implemented a differentiated approach to media by aligning our largest media assets with our global brand agencies. We continue to develop our capacity in strategically critical areas, notably digital, marketing services and media, that we expect will drive future revenue growth. The digital component of our business continues to evolve and is increasingly vital to all of our agencies. In order to grow with our clients, we have accelerated our investment in talent, professional development and technology throughout the organization.

To further improve our operating margin we continue to focus on the following areas:

•	Actively managing staff costs in non-revenue supporting roles;

•	Improving financial systems and back-office processing;

•	Reducing organizational complexity and divesting non-core and underperforming businesses; and

•	Improving our real estate utilization.

Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues is generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. The weakening of the U.S. Dollar against the currencies of many countries in which we operate contributed to higher revenues and operating expenses. In particular, during 2007 and 2006, the U.S. Dollar was weaker against the Euro, Pound Sterling, Brazilian Real and Canadian Dollar compared to 2006 and 2005, respectively. The 2007 impact was also due to the strength of the Australian Dollar compared to 2006. The average value of the Euro and Pound Sterling, currencies in which the majority of our international operations are conducted, each strengthened approximately 9% against the U.S. Dollar during 2007. Foreign currency variations resulted in increases of approximately 3% in revenues, salaries and related expenses and office and general expenses in 2007 compared to 2006.

As discussed in more detail in this MD&A, for 2007 compared to 2006:

•	Total revenue increased by 5.9%.

•	Organic revenue increase was 3.8%, primarily due to higher revenue from existing clients.

•	Operating margin was 5.3% in 2007, compared to 1.7% in 2006. Salaries and related expenses as a percentage of revenue was 63.2% in 2007 compared to 63.7% in 2006. Office and general expenses as a percentage of revenue was 31.2% in 2007, compared to 33.6% in 2006.

•	Operating expenses increased $125.1.

•	Total salaries and related expenses increased 4.9%, primarily to support the growth of our business. The organic increase was 2.7%.

•	Total office and general expenses decreased 1.6% mainly due to improvements in our financial systems, back-office processes and internal controls, which resulted in lower professional fees. The organic decrease was 2.7%.

•	Restructuring and other reorganization-related charges reduced operating income by $25.9 in 2007 and $34.5 in 2006. The majority of charges in 2007 related to a restructuring plan at Lowe and the reorganization of our media businesses.

•	As of December 31, 2007, cash and cash equivalents and marketable securities increased $80.3 primarily due to improved operating results and proceeds from the sale of businesses and investments, partially offset by working capital usage, acquisitions, including deferred payments, and capital expenditures.

•	We have successfully completed our 18-month plan to remediate the remainder of our previous material weaknesses as of December 31, 2007. See Item 9A, Controls and Procedures, for further discussion.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America. Preparation of the Consolidated Financial Statements and related disclosures requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed in the accompanying financial statements and notes. We believe that of our significant accounting policies, the following critical accounting estimates involve management’s most difficult, subjective or complex judgments. We consider these accounting estimates to be critical because changes in the underlying assumptions or estimates have the potential to materially impact our financial statements. Management has discussed with our Audit Committee the development, selection, application and disclosure of these critical accounting estimates. We regularly evaluate our judgments, assumptions and estimates based on historical experience and various other factors that we believe to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue for our services is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) services have been performed. Depending on the terms of a client contract, fees for services performed can be recognized in three principal ways: proportional performance, straight-line (or monthly basis) or completed contract. See Note 1 to the Consolidated Financial Statements for further discussion.

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

Substantially all of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses such as production and media costs. In compliance with Emerging Issues Task Force (“EITF”) Issue

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we assess whether our agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we operate broadly as an advertising agency, based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses (primarily sales promotion, event, sports and entertainment marketing and corporate and brand identity services) where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue and the related costs incurred as office and general expenses. Revenue is reported net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.

The determination as to whether revenue in a particular line of business should be recognized net or gross involves complex judgments. If we make these judgments differently, it could significantly affect our financial performance. If it were determined that we must recognize a significant portion of revenues on a gross basis rather than a net basis, it would positively impact revenues, have no impact on our operating income and have an adverse impact on operating margin.

We receive credits from our vendors and media outlets for transactions entered into on behalf of our clients that, based on the terms of our contracts and local law, are either remitted to our clients or retained by us. If amounts are to be passed through to clients they are recorded as liabilities until settlement or, if retained by us, are recorded as revenue when earned. Negotiations with a client at the close of a current engagement could result in either payments to the client in excess of the contractual liability or in payments less than the contractual liability. These items, referred to as concessions, relate directly to the operations of the period and are recorded as operating expense or income. Concession income or expense may also be realized in connection with settling vendor discount or credit liabilities that were established as part of the restatement we presented in our Annual Report on Form 10-K for the year ended December 31, 2004 that we filed in September 2005 (the “2004 Restatement”). In these situations, and given the historical nature of these liabilities, we have recorded such items as other income or expense in order to prevent distortion of current operating results. See Notes 1 and 4 to the Consolidated Financial Statements for further discussion.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Compensation cost is generally recognized ratably over the requisite service period, net of estimated forfeitures.

We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and our results of operations could be materially impacted. The expected volatility factor is based on a blend of historical volatility of our common stock and implied volatility of our tradable forward put and call options to purchase and sell shares of our common stock. The expected term is based on the average of an assumption that outstanding options are exercised upon achieving their full vesting date and will be exercised at the midpoint between the current date (i.e., the date awards have been ratably vested through) and their full contractual term. Additionally, we calculate an estimated forfeiture rate which impacts our recorded expense. See Note 14 to the Consolidated Financial Statements for further discussion.

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

Under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), we are required to evaluate the realizability of our deferred tax assets. The realization of our deferred tax assets is primarily dependent on future earnings. SFAS 109 requires that a valuation allowance be recognized when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is significant negative evidence, establishment of valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent significant negative evidence under the provisions of SFAS 109. A pattern of sustained profitability is considered significant positive evidence to reverse a valuation allowance. Accordingly, the increase and decrease of valuation allowances has had and could have a significant negative or positive impact on our future earnings.

On January 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The assessment of recognition and measurement requires critical estimates and the use of complex judgments. We evaluate our tax positions using a “more likely than not” recognition threshold and then we apply a measurement assessment to those positions that meet the recognition threshold. We have established tax reserves that we believe to be adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and adjust our reserves as additional information or events require. See Note 9 to the Consolidated Financial Statements for further information.

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

We review goodwill and other intangible assets with indefinite lives not subject to amortization during the fourth quarter of each year or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 15 reporting units subject to the 2007 annual impairment testing that are either the entities at the operating segment level or one level below the operating segment level. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we did not test certain reporting units in 2007 as we determined we could carry forward the fair value of the reporting unit from the previous year.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Intangible assets with definite lives subject to amortization are amortized on a straight-line basis with estimated useful lives generally between 7 and 15 years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, or a significant adverse change in business climate or regulations.

SFAS 142 specifies a two-step process for goodwill impairment testing and measuring the magnitude of any impairment. The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value, including goodwill. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired, and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the impairment test is failed and the magnitude of any goodwill impairment is determined under the second step. The second step is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.

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

Our annual impairment reviews as of October 1, 2007 did not result in an impairment charge at any of our reporting units. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit at the low end of the valuation range. The following tables show the number of reporting units we tested in our 2007 and 2006 annual impairment reviews, together with the range of values we obtained for the excess of fair value over carrying value of each non-impaired reporting unit determined by using fair values for each unit (a) at the low end of our valuation range, (b) at the high end of our valuation range and (c) 10% below the low end of our valuation range.

	Units	Excess of Fair Value Over Carrying Value (Lowest - Highest)
	Tested	Low End	High End	90% of Low End

2007	9	$5.3 – $250.6	$13.4 – $380.6	$(42.7) – $124.6
2006	13	$0.2 – $1,990.2	$2.4 – $2,400.2	$(46.8) – $1,330.2

Applying the hypothetical 10% decrease in 2007 to the fair values would result in 3 reporting units failing step one of the goodwill impairment test.

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
(Amounts in Millions, Except Per Share Amounts)

The discount rate is one of the significant assumptions that impact our net pension and postretirement costs and obligations. Changes in the discount rates are generally due to increases or decreases in long-term interest rates. A higher discount rate will decrease our pension cost. The discount rates are determined at the beginning of the year based on prevailing interest rates as of the measurement date and are adjusted to match the duration of the underlying obligation. For 2008, we plan to use weighted average discount rates of 5.89%, 5.33% and 6.00% for the domestic pension plans, foreign plans and the postretirement plan, respectively. A 25 basis point increase or decrease in the discount rate would have decreased or increased the 2007 net pension and postretirement cost by $2.4 and $2.5, respectively. In addition, a 25 basis point increase or decrease in the discount rate would have decreased or increased the December 31, 2007 benefit obligation by $22.5 and $23.8, respectively.

The expected rate of return on pension plan assets is another significant assumption that impacts our net pension cost and is determined at the beginning of the year. Changes in the rates are due to lower or higher expected future returns based on the mix of assets held. For 2008, we plan to use weighted average expected rates of return of 8.15% and 7.02% for the domestic and foreign pension plans, respectively. A lower expected rate of return will increase our net pension cost. A 25 basis point increase or decrease in the expected return on plan assets would have decreased or increased the 2007 net pension cost by $1.0. See Note 13 to the Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS

Consolidated Results of Operations

REVENUE

2007 Compared to 2006

		Components of Change
	Year Ended		Net		Year Ended
	December 31,	Foreign	Acquisitions/		December 31,	Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Consolidated	$6,190.8	197.5	(70.7)	236.6	$6,554.2	3.8%	5.9%
Domestic	3,441.2	—	(9.3)	218.1	3,650.0	6.3%	6.1%
International	2,749.6	197.5	(61.4)	18.5	2,904.2	0.7%	5.6%
United Kingdom	565.6	50.3	(35.5)	8.7	589.1	1.5%	4.2%
Continental Europe	1,043.0	95.1	(24.0)	(29.4)	1,084.7	(2.8)%	4.0%
Latin America	303.4	18.4	(10.6)	2.9	314.1	1.0%	3.5%
Asia Pacific	512.0	25.7	12.5	31.1	581.3	6.1%	13.5%
Other	325.6	8.0	(3.8)	5.2	335.0	1.6%	2.9%

Our revenue increased by $363.4, which consisted of a favorable foreign currency rate impact of $197.5, net divestitures of $70.7 and organic revenue growth of $236.6. The change in revenues was negatively affected by net divestitures of non-strategic businesses, primarily at Draftfcb and Lowe, and a sports marketing business at the Constituency Management Group (“CMG”). This was partially offset by businesses acquired during 2007, primarily in the U.S. and India. The organic revenue growth was primarily driven by domestic markets through expanding business with existing clients, winning new clients in advertising and public relations and completing several projects within the events marketing business. The international organic revenue increase was primarily driven by increases in spending by existing clients in the Asia Pacific region, partially offset by net client losses in Continental Europe, primarily in France at the Integrated Agency Network (“IAN”).

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

2006 Compared to 2005

		Components of Change
	Year Ended		Net		Year Ended
	December 31,	Foreign	Acquisitions/		December 31,	Change
	2005	Currency	(Divestitures)	Organic	2006	Organic	Total

Consolidated	$6,274.3	20.6	(165.4)	61.3	$6,190.8	1.0%	(1.3)%
Domestic	3,461.1	—	(38.3)	18.4	3,441.2	0.5%	(0.6)%
International	2,813.2	20.6	(127.1)	42.9	2,749.6	1.5%	(2.3)%
United Kingdom	619.9	3.8	(18.4)	(39.7)	565.6	(6.4)%	(8.8)%
Continental Europe	1,135.5	2.4	(110.1)	15.2	1,043.0	1.3%	(8.1)%
Latin America	259.7	11.6	1.6	30.5	303.4	11.7%	16.8%
Asia Pacific	473.5	(3.6)	(2.8)	44.9	512.0	9.5%	8.1%
Other	324.6	6.4	2.6	(8.0)	325.6	(2.5)%	0.3%

Revenue decreased due to net divestitures, partially offset by organic revenue increases and changes in foreign currency exchange rates. Net divestitures primarily impacted IAN, largely from Draftfcb and McCann Worldgroup (“McCann”) during 2005. There were net organic revenue increases in both our international and domestic locations. The international organic increase was driven by higher revenue from existing clients, primarily in the Asia Pacific and Latin America regions, partially offset by net client losses, primarily in 2005, at IAN as well as decreases in the events marketing businesses at CMG in the U.K. The domestic organic increase was primarily driven by growth in the public relations and branding businesses at CMG as well as higher revenue from existing clients, partially offset by net client losses and decreased client spending at IAN.

OPERATING EXPENSES

	Years Ended December 31,
	2007		2006		2005
		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue

Salaries and related expenses	$4,139.2	63.2%	$3,944.1	63.7%	$3,999.1	63.7%
Office and general expenses	2,044.8	31.2%	2,079.0	33.6%	2,288.1	36.5%
Restructuring and other reorganization- related charges (reversals)	25.9		34.5		(7.3)
Long-lived asset impairment and other charges	—		27.2		98.6

Total operating expenses	$6,209.9		$6,084.8		$6,378.5

Operating income (loss)	$344.3	5.3%	$106.0	1.7%	$(104.2)	(1.7)%

Salaries and Related Expenses

Salaries and related expenses is the largest component of operating expenses and consist of payroll costs, employee performance incentives, including cash bonus and long-term incentive stock awards, and other benefits associated with client service professional staff and administrative staff. Salaries and related expenses do not vary significantly with short-term changes in revenue levels. However, salaries may fluctuate due to the timing of hiring freelance contractors who are utilized to support business development, changes in the funding levels of employee performance incentives, changes in foreign currency exchange rates and acquisitions and dispositions of businesses. Changes can occur in employee performance incentives based on

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

projected results and could affect trends between various periods in the future. In addition, long-term incentive stock awards may fluctuate as they are tied to our financial performance, generally for three-year periods beginning with the grant year, with the achievement of performance targets required for these awards. Our financial performance over the past few years has lagged behind that of our peers, primarily due to lower revenue and operating margin growth. As a result, salaries and related expenses reflect significant severance charges and investments in hiring creative talent to realign the business for revenue growth and improved operating margins. Also, salaries and related expenses reflect the hiring of additional finance professionals and information technology staff to upgrade system infrastructure and to address weaknesses in our accounting and control environment, as well as to develop shared services.

		Components of Change During the Year
			Net
	Prior Year	Foreign	Acquisitions/		Reported	Change
	Amount	Currency	(Divestitures)	Organic	Amount	Organic	Total

2007	$3,944.1	122.2	(32.5)	105.4	$4,139.2	2.7%	4.9%
2006	3,999.1	11.7	(85.0)	18.3	3,944.1	0.5%	(1.4)%

The following table details our salary and related expenses as a percentage of consolidated revenue.

	Years Ended December 31,
	2007	2006	2005

Base salaries, benefits and tax	51.9%	52.3%	51.8%
Incentive expense	3.6%	3.3%	2.2%
Severance expense	1.2%	1.6%	2.6%
Temporary help	3.5%	3.6%	3.7%
All other salaries and related expenses	3.0%	2.9%	3.4%

2007 Compared to 2006

Salaries and related expenses increased by $195.1, which consisted of a negative foreign currency rate impact of $122.2, net divestitures of $32.5 and an organic salary increase of $105.4. Net divestitures related primarily to the disposition of non-strategic businesses offset in part by acquisitions of businesses, primarily in the U.S. and India. The organic increase was primarily due to the following:

•	Base salaries, benefits and temporary help grew by $99.1, primarily to support business growth in IAN, predominantly at our largest network, McCann, and to support growth in the public relations businesses in CMG.

•	Cash bonus accruals and long-term incentive stock expense increased by $31.7, primarily due to improved operating performance versus financial targets at certain operating units, higher long-term incentive stock expense due to the effect of equity awards granted in June 2006 and a one-time performance-based equity award granted in 2006 to a limited number of senior executives across the Company.

These increases were offset by a decrease in severance expense of $22.4 during 2007, primarily in IAN.

2006 Compared to 2005

Salaries and related expenses decreased during 2006 due to net divestitures, primarily from the sale of several businesses at IAN during 2005, partially offset by changes in foreign currency exchange rates and an organic increase. Total salaries and related expenses as a percentage of revenue remained flat as a result of the decline in revenue. Key factors behind the organic increase in salaries and related expenses from the prior year

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

were an increase in long-term incentive awards and bonus awards of $67.6 offset by a significant reduction in severance expense of $63.6. Expenses related to incentive awards increased in 2006 due to long-term equity based awards granted in June 2006 and the full year impact of awards granted in August 2005, while expenses related to bonus awards increased primarily due to performance.

Office and General Expenses

Office and general expenses primarily include rent expense, professional fees, expenses attributable to the support of client service professional staff, depreciation and amortization costs, bad debt expense relating to accounts receivable, the costs associated with the development of a shared services center and implementation costs associated with upgrading our information technology infrastructure. Office and general expenses also include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel for client service professional staff, production costs and other direct costs that are rebilled to our clients.

		Components of Change During the Year
			Net
		Foreign	Acquisitions/		Reported	Change
	Prior Year Amount	Currency	(Divestitures)	Organic	Amount	Organic	Total

2007	$2,079.0	66.0	(43.8)	(56.4)	$2,044.8	(2.7)%	(1.6)%
2006	2,288.1	6.5	(95.8)	(119.8)	2,079.0	(5.2)%	(9.1)%

The following table details our office and general expenses as a percentage of consolidated revenue. All other office and general expenses includes production expenses, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Years Ended December 31,
	2007	2006	2005

Professional fees	2.5%	3.9%	5.3%
Occupancy expense (excluding depreciation and amortization)	8.1%	8.6%	8.4%
Travel & entertainment, office supplies and telecom	4.7%	4.8%	5.0%
All other office and general expenses	15.9%	16.3%	17.8%

2007 Compared to 2006

Office and general expenses decreased by $34.2, which consisted of a negative foreign currency rate impact of $66.0, net divestitures of $43.8 and an organic decrease of $56.4. Net divestitures related primarily to the disposition of non-strategic businesses offset in part by acquisitions of businesses, primarily in the U.S. and India. The organic decrease was primarily due to the following:

•	Improvements in our financial systems, back-office processes and internal controls resulted in a reduction in professional fees of $75.8. We expect professional fees to continue to decline in 2008.

•	Occupancy costs, including depreciation and amortization, declined by $13.6.

These decreases were partially offset by an increase in production expenses of $34.2, primarily related to increased business at the events marketing business at CMG.

2006 Compared to 2005

Office and general expenses for 2006 declined as a result of significant reductions in professional fees, which decreased by $93.7, primarily for projects related to our restatement activities and internal control compliance that occurred in 2005, lower production expenses, lower bad debt expenses and net divestitures, primarily due to the sale of several businesses at IAN during 2005. Partially offsetting this decrease were

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

higher rent expense and a reduction in foreign exchange gains on certain balance sheet items. The above items resulted in an organic decline which was primarily reflected at Corporate and IAN.

Restructuring and Other Reorganization-Related Charges (Reversals)

The components of restructuring and other reorganization-related charges (reversals) were as follows:

	Years Ended December 31,
	2007	2006	2005

Restructuring charges (reversals):
Lease termination and other exit costs	$(0.4)	$1.5	$(5.9)
Severance and termination costs	13.8	—	(1.4)

	13.4	1.5	(7.3)
Other reorganization-related charges	12.5	33.0	—

Total	$25.9	$34.5	$(7.3)

Restructuring Charges (Reversals)

Restructuring charges (reversals) related to the 2003 and 2001 restructuring programs and a restructuring program entered into at Lowe during the third quarter of 2007. Due to changes in the business environment that have occurred during the year, we committed to and began implementing a restructuring program to realign resources with our strategic business objectives within Lowe. This plan includes reducing and restructuring Lowe’s workforce both domestically and internationally, and terminating certain lease agreements. For this plan, we recognized charges related to severance and termination costs of $14.5 and expense related to lease termination and other exit costs of $4.6 during the year ended December 31, 2007. We expect to incur additional charges related to this program of approximately $4.0 in the first half of 2008. Cash payments are expected to be made through December 31, 2009.

Offsetting the severance and termination costs incurred at Lowe were adjustments to estimates relating to our prior severance and termination related actions. Offsetting the lease termination and other exit costs incurred at Lowe were reversals related to the utilization of previously vacated property by a Draftfcb agency and adjustments to estimates relating to our prior year plans.

During the years ended December 31, 2006 and 2005 net lease termination and other exit costs were primarily related to adjustments to management’s estimates as a result of changes in sublease rental income assumptions and utilization of previously vacated properties relating to the 2003 program by certain of our agencies due to improved economic conditions in certain markets.

Other Reorganization-Related Charges

Other reorganization-related charges relate to strategic business decisions made during 2007 and 2006: our realignment of our media businesses and the 2006 merger of Draft Worldwide and Foote, Cone and Belding Worldwide to create Draftfcb. Charges in 2007 and 2006 primarily related to severance and terminations costs and lease termination and other exit costs. We expect charges associated with the realignment of our media businesses in 2007 to be completed during 2008. Charges related to the creation of Draftfcb in 2006 are complete. The charges were separated from our operating expenses within the Consolidated Statements of Operations as they did not result from charges that occurred in the normal course of business.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Long-Lived Asset Impairment and Other Charges

Long-lived assets include furniture, equipment, leasehold improvements, goodwill and other intangible assets. Long-lived assets with finite lives are generally depreciated or amortized on a straight-line basis over their respective estimated useful lives. When necessary, we record an impairment charge for the amount by which the carrying value of the asset exceeds the implied fair value. No impairment charges were recorded for 2007.

The following table summarizes long-lived asset impairment and other charges in previous years:

	Years Ended December 31,
	2006	2005
	IAN	IAN	CMG	Total

Goodwill impairment	$27.2	$97.0	$—	$97.0
Other	—	1.5	0.1	1.6

Total	$27.2	$98.5	$0.1	$98.6

2006

Our long-term projections, which were updated in the fourth quarter of 2006, showed previously unanticipated declines in discounted future operating cash flows due primarily to client losses at one of our domestic advertising reporting units. These discounted future operating cash flow projections indicated that the implied fair value of goodwill at this reporting unit was less than its book value, resulting in a goodwill impairment charge of $27.2.

2005

A triggering event occurred subsequent to our 2005 annual impairment test when a major client was lost by Lowe’s London agency and the possibility of losing other clients was considered a higher risk due to management defections and changes in the competitive landscape. This caused projected revenue growth to decline. As a result of these changes, our long-term projections showed declines in discounted future operating cash flows. These revised cash flows indicated that the implied fair value of Lowe’s goodwill was less than the related book value resulting in a goodwill impairment charge of $91.0 at our Lowe reporting unit.

During our annual impairment test in the third quarter of 2005, we recorded a goodwill impairment charge of $5.8 at a reporting unit within our sports and entertainment marketing business. The long-term projections showed previously unanticipated declines in discounted future operating cash flows and, as a result, these discounted future operating cash flows indicated that the implied fair value of goodwill was less than the related book value.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

EXPENSES AND OTHER INCOME

	Years Ended December 31,
	2007	2006	2005

Cash interest on debt obligations	$(205.9)	$(186.8)	$(177.3)
Non-cash amortization	(30.8)	(31.9)	(4.6)

Interest expense	(236.7)	(218.7)	(181.9)
Interest income	119.6	113.3	80.0

Net interest expense	(117.1)	(105.4)	(101.9)
Other income (expense)	8.5	(5.6)	19.5

Total	$(108.6)	$(111.0)	$(82.4)

Net Interest Expense

The increase in net interest expense during 2007 is primarily attributable to higher cash interest expense on increased short-term debt, partially offset by increased interest income due to higher average cash balances and higher interest rates at some of our international agencies. The change in non-cash amortization from the prior year was minimal. Non-cash amortization primarily consists of amortization of debt issuance costs and deferred warrant costs from a transaction in 2006, which we refer to as the “ELF Financing,” in connection with entering into our current committed credit agreement, partially offset by reduced expense related to the amortization of the loss on extinguishment of $400.0 of our 4.50% Convertible Senior Notes. For additional information, see Note 10 to the Consolidated Financial Statements.

The increase in net interest expense during 2006 was primarily due to increases in non-cash amortization of $27.3, offset by interest income due to an increase in interest rates and higher average cash balances compared to the prior year. Non-cash amortization was primarily from the amortization of fees and deferred warrant costs incurred as a result of the ELF Financing transaction, prior year benefit from the amortization of gains on terminated swaps and the amortization of the remaining costs associated with our previous committed credit agreement. Additionally, the increase was due to one-time fees associated with the exchange of our Floating Rate Notes in 2006. The 2006 year-over-year comparison benefited from the fact that we did not incur waiver and consent fees similar to those incurred in 2005 for the amendment of the indentures governing our debt securities and our prior credit facility.

Other Income (Expense)

	Years Ended December 31,
	2007	2006	2005

Loss on early extinguishment of debt	$(12.5)	$(80.8)	$—
Net (losses) gains on sales of businesses	(16.7)	8.1	10.1
Vendor discount and credit adjustments	24.3	28.2	2.6
Net gains on sales of available-for-sale securities and miscellaneous investment income	7.3	36.1	16.3
Investment impairments	(6.2)	(0.3)	(12.2)
Other income	12.3	3.1	2.7

Total	$8.5	$(5.6)	$19.5

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Loss on Early Extinguishment of Debt

•	2007 — In November, we retired $200.0 of our 4.50% Convertible Senior Notes due 2023 in connection with the issuance of $200.0 aggregate principal amount of 4.75% Convertible Senior Notes due 2023 and as a result we recorded non-cash charges relating to the debt extinguishment.

•	2006 — In November, we retired $400.0 of our 4.50% Convertible Senior Notes due 2023 in connection with the issuance of $400.0 aggregate principal amount of 4.25% Convertible Senior Notes due 2023 and as a result we recorded non-cash charges relating to the debt extinguishment.

For additional information, see Note 10 to the Consolidated Financial Statements.

Net (Losses) Gains on Sales of Businesses

•	2007 — In the second quarter we sold several businesses within Draftfcb for a loss of $9.3 and in the third quarter incurred charges at Lowe of $7.8 as a result of the realization of cumulative translation adjustment balances from the liquidation of several businesses, as well as charges from the partial disposition of a business in South Africa.

•	2006 — In connection with the 2005 sale of a European FCB agency, we released $11.1 into income primarily related to certain contingent liabilities that we retained subsequent to the sale, which were resolved in the fourth quarter of 2006.

•	2005 — We had net gains related to the sale of a McCann agency of $18.6, partially offset by a loss of $13.0 from the sale of a European FCB agency.

Vendor Discount and Credit Adjustments

•	We are in the process of settling our liabilities related to vendor discounts and credits primarily established during the 2004 Restatement. Amounts included in other income (expense) reflect the reversal of certain liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed. For further information on vendor discounts and credits see Note 4 to the Consolidated Financial Statements and the Liquidity and Capital Resources section.

Net Gains on Sales of Available-for-Sale Securities and Miscellaneous Investment Income

•	2007 — In the fourth quarter we realized a gain of $3.0 related to the sale of certain available-for-sale securities.

•	2006 — In the second quarter, we had net gains of $20.9 related to the sale of an investment located in Asia Pacific and the sale of our remaining ownership interest in an agency within Lowe. In addition, during the third quarter, we sold our interest in a German advertising agency and recognized its remaining cumulative translation adjustment balance, which resulted in a non-cash benefit of $17.0.

•	2005 — We had net gains of $8.3 related to the sale of our remaining equity ownership interest in an agency within FCB, and net gains on sales of certain available-for-sale securities of $7.9.

Investment Impairments

•	2007 — During the fourth quarter we realized an other-than-temporary charge of $5.8 relating to a $12.5 investment in auction rate securities, representing our total investment in auction rate securities.

•	2005 — We recorded charges of $12.2, primarily related to a $7.1 adjustment of the carrying amount of our remaining unconsolidated investment in Latin America to fair value as a result of our intent to sell

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

and $3.7 related to a decline in value of certain available-for-sale investments that were determined to be other-than-temporary.

For additional information, see Note 16 to the Consolidated Financial Statements.

Other Income

•	2007 — Primarily includes dividend income from our cost investments.

INCOME TAXES

	Years Ended December 31,
	2007	2006	2005

Income (loss) from continuing operations before provision for income taxes	$235.7	$(5.0)	$(186.6)

Provision for income taxes — continuing operations	$58.9	$18.7	$81.9
Benefit of income taxes — discontinued operations	—	(5.0)	(9.0)

Total provision for income taxes	$58.9	$13.7	$72.9

In 2007, our effective tax rate was negatively impacted by foreign profits subject to tax at different rates and by losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances. Our effective tax rate was positively impacted in 2007 by the release of tax reserves resulting from the effective settlement of the IRS examination for 2003-2004 and by the net reversal of valuation allowances. Certain tax law changes also impacted the effective tax rate, which resulted in the write-down of net deferred tax assets of $16.2, primarily in certain non-U.S. jurisdictions and, to a lesser extent, certain U.S. states.

The effective settlement of the IRS examination referred to above resulted in the realization of previously unrecognized tax benefits, of which approximately $80.0 was attributable to certain worthless securities deductions. The favorable impact of this item and other net reserve releases are primary reasons for the change in the effective tax rate compared to 2006.

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

During 2007, we had a net reversal of valuation allowances of $49.0, of which $30.5 relates to the write-down of deferred tax assets due to tax law changes in jurisdictions with existing valuation allowances and $18.5 relates to reversals of valuation allowances in various countries where we believe that it is now more likely than not that the corresponding tax loss carryforwards will be utilized. During 2006 and 2005, we had net provisions for valuation allowances of $63.6 and $69.9, respectively, recorded in continuing operations on existing deferred tax assets, current year tax losses and temporary differences. The total valuation allowance as of December 31, 2007, 2006 and 2005 was $481.6, $504.0 and $501.0, respectively.

For additional information, see Note 9 to the Consolidated Financial Statements.

Segment Results of Operations

As discussed in Note 15 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2007: IAN and CMG. We also report results for the Corporate and other group. As of

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

December 31, 2005, we had an additional segment, Motorsports, which was sold during 2004 and had immaterial residual operating results in 2005.

INTEGRATED AGENCY NETWORKS (“IAN”)

REVENUE

2007 Compared to 2006

		Components of Change
	Year Ended		Net		Year Ended
	December 31,	Foreign	Acquisitions/		December 31,	Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Consolidated	$5,230.6	170.3	(45.5)	150.3	$5,505.7	2.9%	5.3%
Domestic	2,840.0	—	(9.3)	140.1	2,970.8	4.9%	4.6%
International	2,390.6	170.3	(36.2)	10.2	2,534.9	0.4%	6.0%

The revenue increase in 2007 was a result of net changes in foreign currency exchange rates and organic revenue increases, partially offset by net divestitures. The domestic organic increase was a result of higher revenue from existing clients and net client wins, primarily at McCann and Hill Holliday. Partially offsetting this domestic organic increase was decreased revenue from existing clients at Lowe and net client losses at Draftfcb. The international organic increase was due to increases in client spending at McCann in the U.K. and Asia Pacific, partially offset by net client losses at Draftfcb and Lowe across most international regions. Net divestitures negatively affected revenue, due to the sale of non-strategic businesses in 2007 and 2006, primarily at Draftfcb and Lowe, partially offset by businesses acquired, primarily at Lowe.

2006 Compared to 2005

	Year Ended	Components of Change			Year Ended
	December 31,	Foreign	Net Acquisitions/		December 31,	Change
	2005	Currency	(Divestitures)	Organic	2006	Organic	Total

Consolidated	$5,327.8	19.7	(151.9)	35.0	$5,230.6	0.7%	(1.8)%
Domestic	2,904.6	—	(37.8)	(26.8)	2,840.0	(0.9)%	(2.2)%
International	2,423.2	19.7	(114.1)	61.8	2,390.6	2.6%	(1.3)%

The revenue decline in 2006 was a result of net divestitures, primarily from the sale of several businesses at Draftfcb and McCann in 2005, partially offset by an organic increase and changes in foreign currency exchange rates. The organic increase was driven primarily by McCann and Draftfcb, partially offset by decreases at Lowe and The Works, one of our independent agencies. The organic increase at McCann was the result of higher revenue from existing clients across domestic and international regions, primarily Asia Pacific and Latin America. McCann’s increase was primarily driven by digital, direct and event marketing services. The increase at Draftfcb was primarily the result of increased spending from existing clients, partially offset by net client losses, primarily in 2005, across domestic and most international regions, primarily Europe, Asia Pacific and Latin America. The decrease at Lowe was primarily due to reduced spending by existing clients and net client losses, primarily in domestic locations in 2005. The revenue decrease at The Works, a dedicated General Motors resource, was primarily due to the loss of the General Motors U.S. media buying business in 2005.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

SEGMENT OPERATING INCOME

	Years Ended December 31,			Change
	2007	2006	2005	’07 vs ’06	’06 vs ’05

Segment operating income	$528.2	$391.4	$249.7	35.0%	56.7%
Operating margin	9.6%	7.5%	4.7%

2007 Compared to 2006

Operating income increased due to an increase in revenue of $275.1, partially offset by increases in salaries and related expenses of $122.9 and office and general expenses of $15.4. Higher salaries and related expenses were primarily due to an increase in base salaries, benefits and temporary help of $131.2 to support growth, primarily at McCann. The increase in office and general expenses was due to shared service expenses which were not allocated in prior years and the increased allocation of technology expenses from Corporate, partially offset by lower occupancy costs, primarily due to lease termination and other exit costs related to facilities exited in 2006.

2006 Compared to 2005

Operating income increased during 2006 due to a decrease in office and general expenses of $139.7, a decrease in salaries and related expenses of $99.2, partially offset by a decrease in revenue of $97.2. The reduction in office and general expenses primarily related to a decrease in production expenses of $46.4, a reduction in professional fees of $26.3 in connection with accounting projects, such as those related to our restatement activities, and a decrease in bad debt expense of $22.2. The reduction in salaries and related expenses primarily related to a reduction in severance expense of $63.1 for headcount reductions that occurred in international locations in 2005 and a decrease in salaries of $42.0.

CONSTITUENCY MANAGEMENT GROUP (“CMG”)

REVENUE

2007 Compared to 2006

	Year Ended	Components of Change			Year Ended
	December 31,	Foreign	Net Acquisitions/		December 31,	Change
	2006	Currency	(Divestitures)	Organic	2007	Organic	Total

Consolidated	$960.2	27.2	(25.2)	86.3	$1,048.5	9.0%	9.2%
Domestic	601.2	—	—	78.0	679.2	13.0%	13.0%
International	359.0	27.2	(25.2)	8.3	369.3	2.3%	2.9%

Revenue growth was a result of organic increases and net changes in foreign currency exchange rates, partially offset by net divestitures. The domestic organic revenue increase was primarily due to client wins and expanding business with existing clients in the public relations business, the completion of several projects with existing clients in the events marketing business and expanding business with existing clients in the sports marketing business. Revenues in the events marketing business can fluctuate due to timing of completed projects, as revenue is typically recognized when the project is complete. Furthermore, we generally act as principal for these projects and as such record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses. The international organic revenue increase was primarily from existing clients in the public relations business in Europe and the Asia Pacific Region. The international revenue increase was partially offset by decreased revenues from existing clients in Europe primarily due to project-based events in 2006 that did not recur in 2007 related to the sports marketing business. Net divestitures primarily relate to a sports marketing business sold in 2006.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

2006 Compared to 2005

		Components of Change
	Year Ended		Net		Year Ended
	December 31,	Foreign	Acquisitions/		December 31,	Change
	2005	Currency	(Divestitures)	Organic	2006	Organic	Total

Consolidated	$944.2	0.9	(11.2)	26.3	$960.2	2.8%	1.7%
Domestic	556.5	—	(0.5)	45.2	601.2	8.1%	8.0%
International	387.7	0.9	(10.7)	(18.9)	359.0	(4.9)%	(7.4)%

Revenue growth was a result of domestic organic revenue increases in the public relations and branding businesses, which was due to higher revenue from existing clients. Additionally, there were organic revenue increases domestically in the sports marketing and events marketing businesses due to higher revenue from existing clients and client wins. The domestic increase was partially offset by declines at some CMG agencies due to client losses. Internationally, the decline related primarily to a decrease in the events marketing and sports marketing businesses caused by client losses. The international decrease was partially offset by increases in the public relations and branding businesses due to higher revenue from existing clients.

SEGMENT OPERATING INCOME

	Years Ended December 31,			Change
	2007	2006	2005	’07 vs ’06	’06 vs ’05

Segment operating income	$57.9	$51.6	$53.0	12.2%	(2.6)%
Operating margin	5.5%	5.4%	5.6%

2007 Compared to 2006

Operating income increased primarily due to an increase in revenue of $88.3, partially offset by increases in office and general expenses of $46.1 and salaries and related expenses of $35.9. Salaries and related expenses increased primarily due to an increase in salaries of $28.4 related to the hiring of additional staff in the public relations business to support revenue growth. Office and general expenses increased primarily due to higher production expenses of $32.0 related to the completion of several projects in the events marketing business and higher occupancy costs, primarily due to lease termination charges and accelerated depreciation and amortization related to certain leasehold improvements in facilities exited in 2007.

2006 Compared to 2005

Operating income decreased slightly, primarily as a result of an increase in salaries and related expenses of $32.0, partially offset by a decrease in office and general expenses of $14.6 and an increase in revenue of $16.0. The increase in salaries and related expenses primarily related to an increase in base salaries expense of $22.3 and the decrease in office and general expenses primarily related to a decrease in production expenses of $19.8.

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line item within total segment operating income (loss) and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, bonus, and other miscellaneous benefits for corporate office employees. Office and general expenses primarily includes professional fees related to internal control compliance, financial statement audits, legal, information technology and other consulting services, which are

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

engaged and managed through the corporate office. In addition, office and general expenses also includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Offsetting these expenses are amounts we allocate to operating divisions based on a formula that uses the revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

2007 Compared to 2006

Corporate and other expenses decreased by $59.4 to $215.9 for the year ended December 31, 2007. This was primarily driven by improvements in our financial systems, back-office processes and internal controls, which resulted in a reduction in professional fees. Partially offsetting this reduction were higher salaries and related expenses, primarily related to long-term incentive award accruals for a one-time performance-based equity award granted in 2006 to a limited number of senior executives across the Company and the transfer of resources into a global finance organization as part of a regional monitoring program. In addition, amounts allocated to operating divisions increased primarily due to the charging of shared services expenses that were not previously allocated as well as for costs relating to the consolidation of certain global processes into our shared service center.

2006 Compared to 2005

Corporate and other expenses decreased by $41.0 to $275.3 for the year ended December 31, 2006. Expenses decreased primarily due to reduced professional fees and higher amounts allocated to operating divisions, partially offset by higher rent, depreciation and amortization and increased salaries and related expenses. We incurred lower professional fees for accounting projects, which included those related to our prior-year restatement activities. Amounts allocated to operating divisions increased primarily due to the implementation of new information technology-related projects, the consolidation of information technology support staff, and the allocation of audit fees, which are now being allocated back to operating divisions. Higher rent, depreciation and amortization were due to software-related costs from our ongoing initiatives to consolidate and upgrade our financial systems, as well as to further develop our shared services. Salaries and related expenses increased due to higher headcount, primarily related to our technology initiatives, and for larger incentive compensation and bonus awards related to performance.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

	Years Ended December 31,
	2007	2006	2005

Net cash provided by (used in) operating activities	$298.1	$9.0	$(20.2)
Net cash (used in) provided by investing activities	(267.8)	11.6	166.4
Net cash (used in) provided by financing activities	(37.3)	(129.7)	410.1

Working capital usage (included in operating activities)	$(171.0)	$(250.6)	$(173.7)

	December 31,
	2007	2006

Cash, cash equivalents and marketable securities	$2,037.4	$1,957.1

Cash, cash equivalents and marketable securities increased by $80.3 during 2007, primarily due to improved operating results and proceeds from the sale of businesses and investments, partially offset by

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

working capital usage, acquisitions, including deferred payments, and capital expenditures. Of this change, marketable securities increased by $21.1.

Operating Activities

Cash provided by operating activities of $298.1 reflects a significant improvement compared to both 2006 and 2005. The increase was primarily due to net income of $167.6, which includes net non-cash expense items of $316.1, partially offset by working capital usage of $171.0. Net non-cash expense items primarily include depreciation of fixed assets, the amortization of intangible assets, restricted stock awards, non-cash compensation, bond discounts and deferred financing costs, and deferred taxes.

During 2007 working capital improved to a use of working capital of $171.0 compared to the use of working capital of $250.6 during 2006. Working capital usage reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. The working capital usage was impacted by the timing of certain vendor payments and cash collections from clients, the reversal, payment or settlement of various prior period liabilities that were established during the 2004 Restatement and the resolution of various tax matters. As we continue to strengthen our business operations we anticipate that working capital will improve.

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

In addition to the timing of accrued media and production, accrued liabilities are also affected by the timing of certain payments. For example, while cash incentive awards are accrued throughout the year, they are generally paid during the first quarter of the subsequent year.

Investing Activities

Cash used in investing activities during 2007 primarily reflects acquisitions and capital expenditures, partially offset by proceeds from sales of investments. Payments for acquisitions relate to purchases of agencies and deferred payments on prior acquisitions. During 2007, we made a number of acquisitions for total cash consideration of $140.4. Under the contractual terms of certain of our prior acquisitions we made cash payments of $17.5 for the year ended December 31, 2007. For additional information, see Note 3 to the Consolidated Financial Statements. Capital expenditures of $147.6 primarily related to costs associated with leasehold improvements and computer hardware.

Financing Activities

Cash used in financing activities during 2007 primarily reflects dividend payments of $27.6 on our Series B Preferred Stock and distributions to our minority interests.

LIQUIDITY OUTLOOK

We expect our operating cash flow, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We believe that a conservative approach to liquidity is appropriate for our Company, in view of the cash requirements resulting from, among other things,

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

liabilities to our clients for vendor discounts and credits, any potential penalties or fines that may have to be paid in connection with the ongoing SEC investigation, the normal cash variability inherent in our operations, other unanticipated requirements and our funding requirements noted below. In addition, until our margins consistently improve in connection with our turnaround, cash generation from operations could be challenged in certain periods.

A reduction in our liquidity in future periods could lead us to seek new or additional sources of liquidity to fund our working capital needs. From time to time we evaluate market conditions and financing alternatives for opportunities to raise additional financing or otherwise improve our liquidity profile and enhance our financial flexibility. There can be no guarantee that we would be able to access new sources of liquidity on commercially reasonable terms, or at all.

Funding Requirements

Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, acquisitions, capital expenditures, payments related to vendor discounts and credits, debt service, preferred stock dividends, contributions to pension and postretirement plans, and taxes.

•	Acquisitions — We continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly to develop the digital and marketing services components of our business and to expand our presence in high-growth markets, including Brazil, Russia, India and China.

•	Payments related to vendor discounts and credits — Of the liabilities recognized as part of the 2004 Restatement, we estimate that we will pay approximately $65.0 related to vendor discounts and credits, internal investigations and international compensation arrangements over the next 12 months. As of December 31, 2007 our liability balance was $184.6.

•	Debt Service — On March 15, 2008 holders of our $200.0 4.50% Convertible Senior Notes due 2023 may require us to repurchase these Notes for cash at par. Based on current market conditions, we believe that most or all holders will require us to repurchase their Notes. The remainder of our debt profile is primarily long-term, with maturities scheduled from 2009 to 2023.

Contractual Obligations

The following summarizes our estimated contractual obligations as of December 31, 2007, and their effect on our liquidity and cash flow in future periods:

	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt(1)	$9.2	$252.3	$244.1	$500.6	$0.7	$1,246.4	$2,253.3
Interest payments	128.0	122.0	96.8	93.6	57.4	416.5	914.3
Non-cancelable operating lease obligations	283.0	263.4	236.7	208.0	177.7	837.9	2,006.7
Contingent acquisition payments(2)	60.4	26.4	49.8	17.1	10.0	3.5	167.2
Uncertain tax positions	31.5	24.1	21.1	2.1	13.4	28.9	121.1

	$512.1	$688.2	$648.5	$821.4	$259.2	$2,533.2	$5,462.6

(1)	Holders of our $200.0 4.50% Notes may require us to repurchase their Notes for cash at par in March 2008 and as such, starting with the first quarter of 2007, we have included these Notes in short-term debt on our Consolidated Balance Sheets. These Notes will mature in 2023 if not converted or repurchased.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Holders of our $400.0 4.25% Notes may require us to repurchase their 4.25% Notes for cash at par in March 2012. These Notes will mature in 2023 if not converted or repurchased.

(2)	We have structured certain acquisitions with additional contingent purchase price obligations in order to reduce the potential risk associated with negative future performance of the acquired entity. All payments are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress. See Note 17 to the Consolidated Financial Statements for further information.

Regular quarterly dividends on our Series B Preferred Stock are $6.9, or $27.6 annually. For additional information, see Note 12 to the Consolidated Financial Statements.

We have not included obligations under our pension and postretirement benefit plans in the contractual obligations table. Our funding policy regarding our funded pension plan is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as are determined to be appropriate to improve the plans’ funded status. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, level of market interest rates and levels of voluntary contributions to the plans. For the year ended December 31, 2007, we made contributions of $30.1 to our foreign pension plans, but did not contribute to our domestic pension plans. For 2008, we do not expect to contribute to our domestic pension plans, and expect to contribute $24.7 to our foreign pension plans.

FINANCING AND SOURCES OF FUNDS

Substantially all of our operating cash flow is generated by our agencies. Our liquid assets are held primarily at the holding company level, and to a lesser extent at our largest subsidiaries.

Since 2006, we have engaged in several transactions to improve our liquidity and debt maturity profile:

•	In November 2007, we exchanged $200.0 of our 4.50% Convertible Senior Notes due 2023 for the same aggregate principal amount of our 4.75% Convertible Senior Notes due 2023. This transaction extended the first date on which holders can require us to repurchase this portion of our debt from 2008 to 2013. It also extended the first date on which we can redeem this portion of our debt from 2009 to 2013.

•	In December 2006, we exchanged all of our $250.0 Floating Rate Notes due 2008 for the same aggregate principal amount of Floating Rate Notes due 2010. The new Floating Rate Notes bear interest at a per annum rate equal to three-month LIBOR plus 200 basis points, 125 basis points less than the interest rate on the old Floating Rate Notes.

•	In November 2006, we exchanged $400.0 of our 4.50% Convertible Senior Notes due 2023 for the same aggregate principal amount of our 4.25% Convertible Senior Notes due 2023. This transaction extended the first date on which holders can require us to repurchase this portion of our debt from 2008 to 2012 and extended the second date on which holders can require us to repurchase this portion of our debt from 2013 to 2015. It also extended the first date on which we can redeem this portion of our debt from 2009 to 2012.

•	In June 2006, we replaced our existing $500.0 Three-Year Revolving Credit Facility, which would have expired in May 2007, with a new $750.0 Three-Year Credit Agreement (the “Credit Agreement”) as part of a capital markets transaction.

Credit Facilities

Under our principal credit facility, the Credit Agreement, a special-purpose entity called ELF Special Financing Ltd. (“ELF”) acts as the lender and letter of credit issuer. ELF is obligated at our request to make

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

cash advances to us and to issue letters of credit for our account, in an aggregate amount not to exceed $750.0 outstanding at any time. The aggregate face amount of letters of credit may not exceed $600.0 at any time. Our obligations under the Credit Agreement are unsecured. The Credit Agreement is a revolving facility, under which amounts borrowed may be repaid and borrowed again, and the aggregate available amount of letters of credit may decrease or increase, subject to the overall limit of $750.0 and the $600.0 limit on letters of credit. We have not drawn on this facility to date or on our previous committed credit agreements since late 2003. We are not subject to any financial or other material restrictive covenants under this facility. For additional information, see Note 10 to the Consolidated Financial Statements.

In addition to the Credit Agreement, we have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the U.S. There were borrowings under the uncommitted facilities made by several of our subsidiaries outside the U.S. totaling $95.9 and $80.3 as of December 31, 2007 and 2006, respectively. We have guaranteed the repayment of some of these borrowings by our subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some overseas operations. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities as of December 31, 2007 and 2006 was approximately 5%.

Letters of Credit

We are required from time to time to post letters of credit, primarily to support our commitments, or those of our subsidiaries, to purchase media placements, mostly in locations outside the U.S., or to satisfy other obligations. These letters of credit are generally backed by letters of credit issued under the Credit Agreement. The aggregate amount of outstanding letters of credit issued for our account under the Credit Agreement was $222.9 and $219.9 as of December 31, 2007 and 2006, respectively. These letters of credit have historically not been drawn upon.

Cash Pooling

We aggregate our net domestic cash position on a daily basis. Outside the U.S., we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash net of overdrafts for each pooling arrangement. As of December 31, 2007 and 2006 a gross amount of $1,295.7 and $1,052.5, respectively, in cash was netted against an equal gross amount of overdrafts under pooling arrangements.

DEBT RATINGS

Our long-term debt credit ratings as of February 15, 2008 were Ba3 with stable outlook, B with positive outlook and BB- with stable outlook, as reported by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations — (Continued)
(Amounts in Millions, Except Per Share Amounts)

OTHER MATTERS

SEC Investigation

Since January 2003 the SEC has been conducting a formal investigation in response to the restatement we first announced in August 2002, and in 2005 the investigation expanded to encompass the 2004 Restatement. We have also responded to inquiries from the SEC staff (the “Staff”) concerning the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but as settlement discussions have not yet commenced, we cannot reasonably estimate the amount, range of amounts or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

The Staff has informed us that it intends to seek approval from the Commission to enter into settlement discussions with us or, failing a settlement, to litigate an action charging the Company with various violations of the federal securities laws. In that connection, and as previously disclosed by the Company in a current report on Form 8-K filed June 14, 2007, the Staff sent the Company a “Wells notice,” which invited us to make a responsive submission before the Staff makes a final determination concerning its recommendation to the Commission. We expect to discuss settlement with the Staff once the Commission authorizes the Staff to engage in such discussions. We cannot at this time predict what the Commission will authorize or the outcome of any settlement negotiations.

2006 Out-of-Period Amounts

During 2006, we recorded adjustments to certain vendor discounts and credits, contractual liabilities, foreign exchange, tax and other miscellaneous items which related to prior periods. For the year ended December 31, 2006, these adjustments resulted in a net favorable impact to revenue of $6.1, a net favorable impact to salaries and related expenses of $5.6, a net unfavorable impact to office and general expenses of $6.5 and a net favorable impact to net loss of $4.5. The operating income impact of these adjustments primarily affected our IAN segment. Because these changes are not material to our financial statements for the periods prior to 2006, for the quarters of 2006 or for 2006 as a whole, we recorded these out-of-period amounts in their respective quarters of 2006. See also Note 19 to the Consolidated Financial Statements for additional information.

RECENT ACCOUNTING STANDARDS

See Note 18 to the Consolidated Financial Statements for a complete description of recent accounting pronouncements that have affected us or may affect us.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of December 31, 2007 and 2006, approximately 85% of our debt obligations bore interest at fixed interest rates. Accordingly, assuming the fixed-rate debt is not refinanced, there would be no impact on interest expense or cash flow from either a 10% increase or decrease in market rates of interest. However, there would be an impact on the fair market value of the debt, as the fair market value of debt is sensitive to changes in interest rates. For 2007, the fair market value of the debt obligations would decrease by $18.4 if market rates were to increase by 10% and would increase by $19.4 if market rates were to decrease by 10%. For 2006, the fair market value of the debt obligations would decrease by $28.8 if market rates were to increase by 10% and would increase by $29.5 if market rates were to decrease by 10%. For that portion of the debt that bore interest at variable rates, based on outstanding amounts and rates as of December 31, 2007 and 2006, net interest expense and cash out-flow would increase or decrease by approximately $2.0 in each year if market rates were to increase or decrease by 10%. Interest rate swaps have been used to manage the mix of our fixed and floating rate debt obligations. However, we currently have none outstanding.

Foreign Currencies

We face translation and transaction risks related to changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. Dollar, mitigating transaction risk. Since the functional currency of our foreign operations is generally the local currency, foreign currency translation of the balance sheet is reflected as a component of stockholders’ equity and does not impact operating results. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in results of operations and were not significant in the years ended December 31, 2007 and 2006. We have not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Derivatives

The terms of the 4.50% Notes include two embedded derivative instruments and the terms of our 4.75% Notes, 4.25% Notes and our Series B Preferred Stock each include one embedded derivative instrument. The fair value of these derivatives on December 31, 2007 was negligible. In addition, we have entered into operating leases in a foreign country with payments that are payable in the U.S. dollar or its equivalent dollar value in that country’s currency and future rent increases are based on the U.S. inflation rate according to the Consumer Price Index. As such, these leases contain an embedded foreign currency derivative and we have recorded a long-term asset on our Consolidated Balance Sheets. The changes in value of this asset, which are negligible, have been recorded as other income or expense in our Consolidated Statements of Operations.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which appears in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
New York, New York
February 29, 2008

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in Millions, Except Per Share Amounts)

	Years Ended December 31,
	2007	2006	2005

REVENUE	$6,554.2	$6,190.8	$6,274.3

OPERATING EXPENSES:
Salaries and related expenses	4,139.2	3,944.1	3,999.1
Office and general expenses	2,044.8	2,079.0	2,288.1
Restructuring and other reorganization-related charges (reversals)	25.9	34.5	(7.3)
Long-lived asset impairment and other charges	—	27.2	98.6

Total operating expenses	6,209.9	6,084.8	6,378.5

OPERATING INCOME (LOSS)	344.3	106.0	(104.2)

EXPENSES AND OTHER INCOME:
Interest expense	(236.7)	(218.7)	(181.9)
Interest income	119.6	113.3	80.0
Other income (expense)	8.5	(5.6)	19.5

Total (expenses) and other income	(108.6)	(111.0)	(82.4)

Income (loss) from continuing operations before income taxes	235.7	(5.0)	(186.6)
Provision for income taxes	58.9	18.7	81.9

Income (loss) from continuing operations of consolidated companies	176.8	(23.7)	(268.5)
Income applicable to minority interests, net of tax	(16.7)	(20.0)	(16.7)
Equity in net income of unconsolidated affiliates, net of tax	7.5	7.0	13.3

Income (loss) from continuing operations	167.6	(36.7)	(271.9)
Income from discontinued operations, net of tax	—	5.0	9.0

NET INCOME (LOSS)	167.6	(31.7)	(262.9)
Dividends on preferred stock	27.6	47.6	26.3
Allocation to participating securities	8.7	—	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$131.3	$(79.3)	$(289.2)

Earnings (loss) per share of common stock
Basic:
Continuing operations	$0.29	$(0.20)	$(0.70)
Discontinued operations	—	0.01	0.02

Total	$0.29	$(0.19)	$(0.68)

Diluted:
Continuing operations	$0.26	$(0.20)	$(0.70)
Discontinued operations	—	0.01	0.02

Total	$0.26	$(0.19)	$(0.68)

Weighted-average number of common shares outstanding -
Basic	457.7	428.1	424.8
Diluted	503.1	428.1	424.8

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Amounts in Millions)

	December 31,
	2007	2006

ASSETS:
Cash and cash equivalents	$2,014.9	$1,955.7
Marketable securities	22.5	1.4
Accounts receivable, net of allowance of $61.8 and $81.3	4,132.7	3,934.9
Expenditures billable to clients	1,210.6	1,021.4
Other current assets	305.1	295.4

Total current assets	7,685.8	7,208.8
Furniture, equipment and leasehold improvements, net	620.0	624.0
Deferred income taxes	479.9	476.5
Goodwill	3,231.6	3,067.8
Other assets	440.8	487.0

TOTAL ASSETS	$12,458.1	$11,864.1

LIABILITIES:
Accounts payable	$4,124.3	$4,124.1
Accrued liabilities	2,691.2	2,426.7
Short-term debt	305.1	82.9

Total current liabilities	7,120.6	6,633.7
Long-term debt	2,044.1	2,248.6
Deferred compensation and employee benefits	553.5	606.3
Other non-current liabilities	407.7	434.9

TOTAL LIABILITIES	10,125.9	9,923.5

Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0
Series B shares issued and outstanding: 0.5	525.0	525.0
Common stock, $0.10 par value, shares authorized: 800.0
shares issued: 2007 — 471.7; 2006 — 469.0
shares outstanding: 2007 — 471.2; 2006 — 468.6	45.9	45.6
Additional paid-in capital	2,635.0	2,586.2
Accumulated deficit	(741.1)	(899.2)
Accumulated other comprehensive loss, net of tax	(118.6)	(303.0)

	2,346.2	1,954.6
Less:
Treasury stock, at cost: 0.4 shares	(14.0)	(14.0)

TOTAL STOCKHOLDERS’ EQUITY	2,332.2	1,940.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,458.1	$11,864.1

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in Millions)

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$167.6	$(31.7)	$(262.9)
Income from discontinued operations, net of tax	—	(5.0)	(9.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and intangible assets	177.2	173.6	168.8
(Reversal) provision for bad debt	(3.6)	1.2	16.9
Amortization of restricted stock and other non-cash compensation	79.7	55.1	42.3
Amortization of bond discounts and deferred financing costs	30.8	31.8	9.1
Deferred income tax (benefit) provision	(22.4)	(57.9)	44.6
Long-lived asset impairment and other charges	—	27.2	98.6
Loss on early extinguishment of debt	12.5	80.8	—
Losses (gains) on sales of businesses and investments	9.4	(44.2)	(26.4)
Income applicable to minority interests, net of tax	16.7	20.0	16.7
Other	15.8	6.8	14.5
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	43.5	235.4	39.6
Expenditures billable to clients	(124.5)	(87.7)	(54.3)
Prepaid expenses and other current assets	9.7	(6.9)	(6.6)
Accounts payable	(221.5)	(370.0)	(163.5)
Accrued liabilities	121.8	(21.4)	11.1
Other non-current assets and liabilities	(14.6)	(3.1)	40.3
Net change in assets and liabilities related to discontinued operations	—	5.0	—

Net cash provided by (used in) operating activities	298.1	9.0	(20.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(151.4)	(15.1)	(91.7)
Capital expenditures	(147.6)	(127.8)	(140.7)
Sales and maturities of short-term marketable securities	702.7	951.8	690.5
Purchases of short-term marketable securities	(720.8)	(839.1)	(384.0)
Proceeds from sales of businesses and investments, net of cash sold	69.6	76.4	129.4
Purchases of investments	(25.0)	(36.4)	(39.9)
Other investing activities	4.7	1.8	2.8

Net cash (used in) provided by investing activities	(267.8)	11.6	166.4

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term bank borrowings	10.0	34.3	(35.9)
Payments of long-term debt	(6.7)	(5.2)	(257.1)
Proceeds from long-term debt	2.5	1.8	252.4
Issuance costs and consent fees	(3.5)	(50.6)	(17.9)
Issuance of preferred stock, net of issuance costs	—	—	508.0
Call spread transactions in connection with ELF Financing	—	(29.2)	—
Distributions to minority interests	(18.1)	(24.4)	(22.6)
Preferred stock dividends	(27.6)	(47.0)	(20.0)
Other financing activities	6.1	(9.4)	3.2

Net cash (used in) provided by financing activities	(37.3)	(129.7)	410.1

Effect of exchange rate changes on cash and cash equivalents	66.2	(11.1)	(30.8)

Net increase (decrease) in cash and cash equivalents	59.2	(120.2)	525.5
Cash and cash equivalents at beginning of year	1,955.7	2,075.9	1,550.4

Cash and cash equivalents at end of period	$2,014.9	$1,955.7	$2,075.9

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$205.9	$186.8	$177.3
Cash paid for income taxes, net of $31.1, $41.4 and $34.1 of refunds in 2007, 2006 and 2005 respectively	$88.3	$111.0	$94.9

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(Amounts in Millions, Except Per Share Amounts)

	Years Ended December 31,
	2007	2006	2005

COMMON STOCK
Balance at beginning of year	$45.6	$43.0	$42.5
Series A conversion to common stock	—	2.8	—
Reclassification upon adoption of SFAS No. 123R	—	(1.0)	—
Other	0.3	0.8	0.5

Balance at end of year	45.9	45.6	43.0

PREFERRED STOCK
Balance at beginning of year, Series A	—	373.7	373.7
Conversion to common stock	—	(373.7)	—

Balance at end of year, Series A	—	—	373.7

Balance at beginning of year, Series B	525.0	525.0	—
Issuance of preferred stock	—	—	525.0

Balance at end of year, Series B	525.0	525.0	525.0

ADDITIONAL PAID IN CAPITAL
Balance at beginning of year	2,586.2	2,224.1	2,208.9
Cumulative effect of the adoption of SAB No. 108	—	23.3	—
Stock-based compensation	81.8	60.0	—
Reclassification upon adoption of SFAS No. 123R	—	(88.4)	—
Restricted stock grants, net of forfeitures and amortization	—	—	42.7
Series A conversion to common stock	—	370.9	—
Issuance of shares for acquisitions and investments	0.4	11.3	12.9
Issuance of preferred stock	—	—	(17.4)
Preferred stock dividends	(27.6)	(47.6)	(26.3)
Call spread transactions in connection with ELF Financing	—	(29.2)	—
Warrants issued to investors	—	63.4	—
Other	(5.8)	(1.6)	3.3

Balance at end of year	2,635.0	2,586.2	2,224.1

ACCUMULATED DEFICIT
Balance at beginning of year	(899.2)	(841.1)	(578.2)
Cumulative effect of the adoption of SAB No. 108	—	(26.4)	—
Cumulative effect of the adoption of FIN No. 48	(9.5)	—	—
Net income (loss)	167.6	(31.7)	(262.9)

Balance at end of year	(741.1)	(899.2)	(841.1)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	(303.0)	(276.0)	(248.6)
Adjustment for minimum pension liability (net of tax of ($1.7) and ($1.0) in 2006 and 2005, respectively)	—	39.7	1.4
Unrecognized losses, transition obligation and prior service cost (net of tax of $9.8 in 2007)	46.5	—	—
Changes in market value of securities available-for-sale (net of tax of ($1.2), ($2.7) and ($7.8) in 2007, 2006 and 2005, respectively)	(5.2)	(9.0)	14.6
Foreign currency translation adjustment	142.1	(23.3)	(43.0)
Reclassification of investment gain to net earnings	—	17.0	—
Recognition of previously unrealized (gain) loss on securities available-for-sale, net of tax	1.0	(8.8)	(0.4)

Net other comprehensive income (loss) adjustments	184.4	15.6	(27.4)
Adoption of SFAS No. 158	—	(42.6)	—

Balance at end of year	(118.6)	(303.0)	(276.0)

TREASURY STOCK
Balance at beginning and end of year	(14.0)	(14.0)	(14.0)

UNAMORTIZED DEFERRED COMPENSATION
Balance at beginning of year	—	(89.4)	(66.0)
Reclassification upon adoption of SFAS No. 123R	—	89.4	—
Restricted stock, net of forfeitures and amortization	—	—	(23.4)

Balance at end of year	—	—	(89.4)

TOTAL STOCKHOLDERS’ EQUITY	$2,332.2	$1,940.6	$1,945.3

COMPREHENSIVE INCOME (LOSS)
Net income (loss) applicable to common stockholders	$131.3	$(79.3)	$(289.2)
Preferred stock dividends	27.6	47.6	26.3
Allocation to participating securities	8.7	—	—
Net other comprehensive income (loss) adjustments	184.4	15.6	(27.4)

Total comprehensive income (loss)	$352.0	$(16.1)	$(290.3)

NUMBER OF COMMON SHARES
Balance at beginning of year	469.0	430.3	424.9
Restricted stock, net of forfeitures	3.1	4.3	4.1
Series A conversion to common stock	—	27.7	—
Other	(0.4)	6.7	1.3

Balance at end of year	471.7	469.0	430.3

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 1:	Summary of Significant Accounting Policies

Business Description

The Interpublic Group of Companies, Inc. and subsidiaries (the “Company”, “Interpublic”, “we”, “us” or “our”) is one of the world’s premier advertising and marketing services companies. Our agency brands deliver custom marketing solutions to many of the world’s largest marketers. Our companies cover the spectrum of marketing disciplines and specialties, from consumer advertising and direct marketing to mobile and search engine marketing and develop marketing programs that build brands, influence consumer behavior and sell products.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003), an Interpretation of ARB No. 51, along with certain revisions, we have consolidated certain entities meeting the definition of variable interest entities. The inclusion of these entities does not have a material impact on our Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Revenue for our services is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) services have been performed. Depending on the terms of a client contract, fees for services performed can be recognized in three principal ways: proportional performance, straight-line (or monthly basis) or completed contract.

•	Fees are generally recognized as earned based on the proportional performance method of revenue recognition in situations where our fee is reconcilable to the actual hours incurred to service the client as detailed in a contractual staffing plan or where the fee is earned on a per hour basis, with the amount of revenue recognized in both situations limited to the amount realizable under the client contract. We believe an input based measure (the ‘hour’) is appropriate in situations where the client arrangement essentially functions as a time and out-of-pocket expense contract and the client receives the benefit of the services provided throughout the contract term.

•	Fees are recognized on a straight-line or monthly basis when service is provided essentially on a pro rata basis and the terms of the contract support monthly basis accounting.

•	Certain fees (such as for major marketing events) are deferred until contract completion as the final act is so significant in relation to the service transaction taken as a whole. Fees are also recognized on a milestone basis if the terms of the contract call for the delivery of discrete projects, or on the completed contract basis if any of the criteria of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, were not satisfied prior to job completion or if the terms of the contract do not otherwise qualify for proportional performance or monthly basis recognition.

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

Substantially all of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses such as production and media costs. In compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we assess whether our agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we operate broadly as an advertising agency, based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses (primarily sales promotion, event, sports and entertainment marketing and corporate and brand identity services) where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue and the related costs incurred as office and general expenses. Revenue is reported net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

As we provide services as part of our core operations, we generally incur incidental expenses, which, in practice, are commonly referred to as “out-of-pocket” expenses. These expenses often include expenses related to airfare, mileage, hotel stays, out of town meals and telecommunication charges. In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, we record the reimbursements received for incidental expenses as revenue with a corresponding offset to office and general expense.

We receive credits from our vendors and media outlets for transactions entered into on behalf of our clients that, based on the terms of our contracts and local law, are either remitted to our clients or retained by us. If amounts are to be passed through to clients they are recorded as liabilities until settlement or, if retained by us, are recorded as revenue when earned. Negotiations with a client at the close of a current engagement could result in either payments to the client in excess of the contractual liability or in payments less than the contractual liability. These items, referred to as concessions, relate directly to the operations of the period and are recorded as operating expense or income. Concession income or expense may also be realized in connection with settling vendor discount or credit liabilities that were established as part of the restatement we presented in our Annual Report on Form 10-K for the year ended December 31, 2004 that we filed in September 2005 (the “2004 Restatement”). In these situations, and given the historical nature of these liabilities, we have recorded such items as other income or expense in order to prevent distortion of current operating results. We release certain of these credit liabilities when the statute of limitations has lapsed, unless the liabilities are associated with customers with whom we are in the process of settling such liabilities. These amounts are reported in other income (expense).

Cash Equivalents

Cash equivalents are highly liquid investments, including certificates of deposit, government securities, commercial paper and time deposits with original maturities of three months or less at the time of purchase and are stated at estimated fair value, which approximates cost. Cash is maintained at high-credit quality financial institutions.

As of December 31, 2007 and 2006, we held restricted cash of $45.8 and $44.0, respectively, included in other current assets. Restricted cash primarily represents cash equivalents that are maintained on behalf of our clients and are legally restricted for a specified business purpose.

Short-Term Marketable Securities

We classify short-term marketable debt and equity securities as available-for-sale, which are carried at fair value with the corresponding unrealized gains and losses reported as a separate component of other comprehensive income (loss), which is a component of stockholders’ equity. The cost of securities sold is determined based upon the average cost of the securities sold.

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

Investments

Publicly traded investments in companies over which we do not exert a significant influence are classified as available-for-sale and reported at fair value with net unrealized gains and losses reported as a component of other comprehensive income (loss). Non-publicly traded investments and all other publicly traded investments are accounted for on the equity basis or cost basis, including investments to fund certain deferred compensation and retirement obligations. We regularly review our equity and cost method investments to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. In the event a decline in fair value of an investment occurs, we determine if the decline has been other-than-temporary. We consider our investments strategic and long-term in nature, so we determine if the fair value decline is recoverable within a reasonable period. For investments accounted for using the equity basis or cost basis, we evaluate fair value based on specific information (valuation methodologies, estimates of appraisals, financial statements, etc.) in addition to quoted market price, if available. In the absence of other evidence, cost is presumed to equal fair value for our cost and equity method investments. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing with pricing that is below the cost basis of the investment. This list is not all-inclusive; we consider all known quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred. Our assessments of fair value represent our best estimates at the time of impairment review.

Dividends received from our investments in unconsolidated affiliated companies were $3.1, $4.4 and $5.9 in 2007, 2006 and 2005, respectively, and reduced the carrying values of the related investments.

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Furniture and equipment are depreciated generally using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years for furniture, equipment and computer software costs, 10 to 35 years for buildings and the shorter of the useful life or the remaining lease term for leasehold improvements. The total depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $168.7, $167.4 and $167.3, respectively.

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

We perform an annual impairment review of goodwill as of October 1st of each year or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 15 reporting units subject to the 2007 annual impairment testing that are either the entities at the operating segment level or one level below the operating segment level. For 2007, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142,

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Goodwill and Other Intangible Assets (“SFAS 142”), we did not test certain reporting units in 2007 as we determined we could carry forward the fair value of the reporting unit from the previous year.

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

SFAS 142 specifies a two-step process for goodwill impairment testing and measuring the magnitude of any impairment. The fair value of a reporting unit is estimated using traditional valuation techniques such as the income approach, which incorporates the use of the discounted cash flow method and the market approach, which incorporates the use of earning and revenue multiples.

Foreign Currencies

The financial statements of our foreign operations, when the local currency is the functional currency, are translated into U.S. Dollars at the exchange rates in effect at each year end for assets and liabilities and average exchange rates during each year for the results of operations. The related unrealized gains or losses from translation are reported as a separate component of other comprehensive income (loss). Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within office and general expenses.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term marketable securities, accounts receivable, expenditures billable to clients and foreign exchange contracts. We invest our excess cash in investment-grade, short-term securities with financial institutions and limit the amount of credit exposure to any one counterparty. Concentrations of credit risk with accounts receivable are limited due to our large number of clients and their dispersion across different industries and geographical areas. We perform ongoing credit evaluations of our clients and maintain an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. We are exposed to credit loss in the event of nonperformance by the counterparties of foreign currency contracts. We limit our exposure to any one financial institution and do not anticipate nonperformance by these counterparties.

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

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Earnings (Loss) Per Share

In periods when we generate income, we calculate basic Earnings Per Share (“EPS”) using the two-class method, pursuant to EITF Issue No. 03-6, Participating Securities and the Two-Class Method under SFAS Statement No. 128 (“EITF 03-6”). The two-class method is required as our 4.50% Convertible Senior Notes qualify as participating securities, having the right to receive dividends or dividend equivalents should dividends be declared on common stock. Under this method, earnings for the period (after deduction for contractual preferred stock dividends) are allocated on a pro-rata basis to the common stockholders and to the holders of participating securities based on their right to receive dividends. The weighted-average number of shares outstanding is increased to reflect the number of common shares into which the participating securities could convert. In periods when we generate a loss, basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common shares and contingently issuable shares outstanding for the period, if applicable. We do not use the two-class method in periods when we generate a loss as the 4.50% Convertible Notes do not participate in losses.

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

Pension and Postretirement Benefits

We have pension and postretirement benefit plans covering certain domestic and international employees. We use various actuarial methods and assumptions in determining our pension and postretirement benefit costs and obligations, including the discount rate used to determine the present value of future benefits, expected long-term rate of return on plan assets and healthcare cost trend rates. On December 31, 2006 we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires, among other things, balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. See Note 13 for further discussion.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. We implemented SFAS 123R as of January 1, 2006 using the modified prospective transition method. Under this transition method, the compensation expense recognized beginning January 1, 2006 includes compensation expense for (i) all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (ii) all stock-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense is generally recognized ratably over the requisite service period, net of estimated forfeitures.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by SFAS 123, and accordingly did not recognize compensation expense for the issuance of stock options with an exercise price equal or greater than the market price at the date of grant. In addition, our previous Employee Stock Purchase Plan (‘ESPP’) was not considered compensatory under APB 25 and, therefore, no expense was required to be recognized. Compensation expense was previously recognized for restricted stock, restricted stock units, performance-based stock and share appreciation performance-based units. The effect of forfeitures on restricted stock, restricted stock units and performance-based stock was recognized when such forfeitures occurred. See Note 14 for further discussion.

Note 2:	Restructuring and Other Reorganization-Related Charges (Reversals)

The components of restructuring and other reorganization-related charges (reversals) consist of the following:

	Years Ended December 31,
	2007	2006	2005

Restructuring charges (reversals):
Lease termination and other exit costs	$(0.4)	$1.5	$(5.9)
Severance and termination costs	13.8	—	(1.4)

	13.4	1.5	(7.3)
Other reorganization-related charges	12.5	33.0	—

Total	$25.9	$34.5	$(7.3)

Restructuring Charges (Reversals)

Restructuring charges (reversals) relate to the 2003 and 2001 restructuring programs and a restructuring program entered into at Lowe Worldwide (“Lowe”) during the third quarter of 2007. Included in net charges and (reversals) for the years ended December 31, 2007, 2006 and 2005 are adjustments resulting from changes in management’s estimates. With the exception of medical and dental benefits paid to employees who are on long-term disability, we do not establish liabilities associated with ongoing post-employment benefits that may vest or accumulate as the employee provides service as we cannot reasonably predict what our future experience will be. See Note 13 for further discussion.

Due to changes in the business environment that have occurred during the year, we committed to and began implementing a restructuring program to realign resources with our strategic business objectives within Lowe. This plan includes reducing and restructuring Lowe’s workforce both domestically and internationally, and terminating certain lease agreements. For this plan, we recognized charges related to severance and termination costs of $14.5 and expense related to lease termination and other exit costs of $4.6 during the year ended December 31, 2007. We expect to incur additional charges related to this program of approximately $4.0 in the first half of 2008. Cash payments are expected to be made through December 31, 2009.

The 2003 program was initiated in response to softness in demand for advertising and marketing services. The 2001 program was initiated following the acquisition of True North Communications Inc. and was designed to integrate the acquisition and improve productivity. Since their inception, total net charges for the 2007, 2003 and 2001 programs were $19.1, $221.4 and $639.6, respectively. Substantially all activities under the 2003 and 2001 programs have been completed.

Offsetting the severance and termination costs incurred at Lowe were adjustments to estimates relating to our prior severance and termination related actions. Offsetting the lease termination and other exit costs

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

incurred at Lowe were reversals related to the utilization of previously vacated property by a Draftfcb agency and adjustments to estimates relating to our prior year plans.

During the years ended December 31, 2006 and 2005 net lease termination and other exit costs were primarily related to adjustments to management’s estimates as a result of changes in sublease rental income assumptions and utilization of previously vacated properties relating to the 2003 program by certain of our agencies due to improved economic conditions in certain markets.

Net restructuring charges for the year ended December 31, 2007 was comprised of net charges of $14.5 at Integrated Agency Networks (“IAN”), partially offset by net reversals of $1.1 at Constituency Management Group (“CMG”). For the year ended December 31, 2006 net restructuring charges consisted of net charges of $1.5 at CMG. In addition, for the year ended December 31, 2005, net restructuring reversals was comprised of net reversals at IAN and Corporate, partially offset by net charges at CMG.

A summary of the remaining liability for the 2007, 2003 and 2001 restructuring programs is as follows:

	2007	2003	2001
	Program	Program	Program	Total

Liability at December 31, 2005	$—	$26.0	$23.0	$49.0
Net (reversals) charges and adjustments	—	(2.3)	3.8	1.5
Payments and other(1)	—	(11.1)	(7.6)	(18.7)

Liability at December 31, 2006	$—	$12.6	$19.2	$31.8

Net charges (reversals) and adjustments	19.1	(0.5)	(5.2)	13.4
Payments and other(1)	(7.2)	(3.1)	(5.3)	(15.6)

Liability at December 31, 2007	$11.9	$9.0	$8.7	$29.6

(1)	Includes amounts representing adjustments to the liability for changes in foreign currency exchange rates.

Other Reorganization-Related Charges

Other reorganization-related charges relate to strategic business decisions made during 2007 and 2006: our realignment of our media businesses and the 2006 merger of Draft Worldwide and Foote, Cone and Belding Worldwide to create Draftfcb. Charges in 2007 and 2006 primarily related to severance and terminations costs and lease termination and other exit costs. We expect charges associated with the realignment of our media businesses in 2007 to be completed during 2008. Charges related to the creation of Draftfcb in 2006 are complete. The charges were separated from our operating expenses within the Consolidated Statements of Operations as they did not result from charges that occurred in the normal course of business.

Note 3:	Acquisitions and Dispositions

Acquisitions

During 2007, we made eight acquisitions, of which the most significant were: a) a full-service advertising agency in Latin America, b) Reprise Media, which is a full-service search engine marketing firm in North America, c) the remaining interests in two full-service advertising agencies in India in which we previously held 49% and 51% interests, d) a professional healthcare services business in the U.K., and e) a branded entertainment business in the U.S. Total cash consideration for our 2007 acquisitions was $140.4. The acquired businesses do not have significant amounts of tangible assets, therefore a substantial portion of the total consideration has been allocated to goodwill and identifiable intangible assets (approximately $122.0). The purchase price allocations for our acquisitions are substantially complete, however certain of these allocations

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

are based on estimates and assumptions and are subject to change. The final determination of the estimated fair value of the acquired net assets will be completed as soon as possible, but no later than one year from the acquisition date. All acquisitions during 2007 are included within our IAN segment. Pro forma information related to these acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not significant. We did not complete any acquisitions during 2006 and 2005.

The majority of our acquisitions include an initial payment at the time of closing and provide for additional contingent purchase price payments over a specified time. The initial purchase price of an acquisition is allocated to tangible net assets acquired and liabilities assumed based on estimated fair values with any excess being recorded as goodwill and other intangible assets. Contingent purchase price payments are recorded within the financial statements as an increase to goodwill and other intangible assets once the terms and conditions of the contingent acquisition obligations have been met and the consideration is determinable and distributable, or expensed as compensation in our Consolidated Statements of Operations based on the acquisition agreement and the terms and conditions of employment for the former owners of the acquired businesses. See Note 17 for further discussion.

Cash paid and stock issued for acquisitions are comprised of: (i) initial acquisition payments; (ii) contingent payments as described above; (iii) further investments in companies in which we already have an ownership interest; and (iv) other payments related to loan notes and guaranteed deferred payments that have been previously recognized on the Consolidated Balance Sheets.

The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We made stock payments related to acquisitions initiated in prior years of $0.3, $11.3 and $12.9 during 2007, 2006 and 2005, respectively. Details of cash paid for current and prior years’ acquisitions are as follows:

	Years Ended December 31,
	2007	2006	2005

Cash paid for current year acquisitions:
Cost of investment	$139.7	$—	$—
Compensation expense — related payments	0.7	—	—
Cash paid for prior year acquisitions:
Cost of investment	16.1	15.1	91.7
Compensation expense — related payments	1.4	7.8	5.3
Less: cash acquired	(4.4)	—	—

Total cash paid for acquisitions	$153.5	$22.9	$97.0

In addition, for 2007, we acquired $8.1 of marketable securities held by one of our current year acquisitions.

Dispositions

In connection with the sale of our NFO World Group Inc. (“NFO”) operations in the fourth quarter of 2003, we established reserves for certain income tax contingencies with respect to the determination of our tax basis in NFO for income tax purposes at the time of the disposition of NFO. During the fourth quarter of 2005, $9.0 of these reserves were reversed, as the related income tax contingencies were no longer considered probable based on our preliminary review of our tax basis. During the third quarter of 2006 we finalized the tax basis of our investment and we determined that the remaining reserve of $5.0 should be reversed as the related contingency was no longer considered probable. The 2006 and 2005 amounts were reversed through income from discontinued operations for the year ended December 31, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Note 4:	Supplementary Data

Valuation and Qualifying Accounts — Allowance for uncollectible accounts receivable

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of period	$81.3	$105.5	$136.1
(Reversals) charges to costs and expenses	(3.6)	1.2	16.9
Charges to other accounts(1)	3.9	0.2	(2.7)
Deductions:
Dispositions	(0.5)	(5.3)	(3.3)
Uncollectible accounts written off	(24.3)	(25.4)	(32.9)
Foreign currency translation adjustment	5.0	5.1	(8.6)

Balance at end of period	$61.8	$81.3	$105.5

(1)	Amounts relate to allowance for doubtful accounts of acquired and newly consolidated companies, miscellaneous other amounts and reclassifications.

Furniture, Equipment and Leasehold Improvements

	December 31,
	2007	2006

Furniture and equipment	$983.2	$952.0
Leasehold improvements	599.7	584.9
Land and buildings	126.1	104.1

	1,709.0	1,641.0
Less: accumulated depreciation	(1,089.0)	(1,017.0)

	$620.0	$624.0

Accrued Liabilities

	December 31,
	2007	2006

Media and production expenses	$1,943.5	$1,690.7
Salaries, benefits and related expenses	471.9	460.6
Office and related expenses	90.9	99.2
Professional fees	27.7	46.1
Restructuring and other reorganization-related	30.1	18.0
Interest	33.8	30.0
Other	93.3	82.1

Total	$2,691.2	$2,426.7

2004 Restatement Liabilities

As part of the 2004 Restatement, we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are primarily achieved through settlements with clients and vendors but also may occur if a statute of limitations in a jurisdiction has lapsed. For the year ended December 31, 2007, we satisfied $27.6 of these

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

liabilities through cash payments of $14.6 and reductions of certain client receivables of $13.0. The remaining decline was primarily the result of favorable settlements with clients and the release of liabilities due to the lapse of the respective statutes of limitations, offset by foreign currency effects.

Also as part of the 2004 Restatement, we recognized liabilities related to internal investigations and international compensation arrangements. A summary of these and the vendor discounts and credits liabilities is as follows:

	December 31,
	2007	2006

Vendor discounts and credits	$165.5	$211.2
Internal investigations (includes asset reserves)	8.2	19.5
International compensation arrangements	10.9	32.3

Total	$184.6	$263.0

Other Income (Expense)

	Years Ended December 31,
	2007	2006	2005

Loss on early extinguishment of debt	$(12.5)	$(80.8)	$—
Net (losses) gains on sales of businesses	(16.7)	8.1	10.1
Vendor discount and credit adjustments	24.3	28.2	2.6
Net gains on sales of available-for-sale securities and miscellaneous investment income	7.3	36.1	16.3
Investment impairments	(6.2)	(0.3)	(12.2)
Other income	12.3	3.1	2.7

Total	$8.5	$(5.6)	$19.5

The following analysis details the primary drivers of the captions within other income (expense).

Loss on Early Extinguishment of Debt

•	2007 — In November, we retired $200.0 of our 4.50% Convertible Senior Notes due 2023 in connection with the issuance of $200.0 aggregate principal amount of 4.75% Convertible Senior Notes due 2023 and as a result we recorded non-cash charges relating to the debt extinguishment.

•	2006 — In November, we retired $400.0 of our 4.50% Convertible Senior Notes due 2023 in connection with the issuance of $400.0 aggregate principal amount of 4.25% Convertible Senior Notes due 2023 and as a result we recorded non-cash charges relating to the debt extinguishment.

See Note 10 for further discussion on our debt transactions.

Net (Losses) Gains on Sales of Businesses

•	2007 — In the second quarter we sold several businesses within Draftfcb for a loss of $9.3 and in the third quarter incurred charges at Lowe of $7.8 as a result of the realization of cumulative translation adjustment balances from the liquidation of several businesses, as well as charges from the partial disposition of a business in South Africa.

•	2006 — In connection with the 2005 sale of a European FCB agency, we released $11.1 into income, primarily related to certain contingent liabilities that we retained subsequent to the sale, which were resolved in the fourth quarter of 2006.

•	2005 — We had net gains related to the sale of a McCann agency of $18.6, partially offset by a loss of $13.0 from the sale of a European FCB agency.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Vendor Discount and Credit Adjustments

•	We are in the process of settling our liabilities related to vendor discounts and credits primarily established during the 2004 Restatement. The amounts included in other income (expense) reflect the reversal of certain liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.

Net Gains on Sales of Available-for-Sale Securities and Miscellaneous Investment Income

•	2007 — In the fourth quarter we realized a gain of $3.0 related to the sale of certain available-for-sale securities.

•	2006 — In the second quarter, we had net gains of $20.9 related to the sale of an investment located in Asia Pacific and the sale of our remaining ownership interest in an agency within Lowe. In addition, during the third quarter, we sold our interest in a German advertising agency and recognized its remaining cumulative translation adjustment balance, which resulted in a non-cash benefit of $17.0.

•	2005 — We had net gains of $8.3 related to the sale of our remaining equity ownership interest in an agency within FCB, and net gains on sales of certain available-for-sale securities of $7.9.

Investment Impairments

•	2007 — During the fourth quarter we realized an other-than-temporary charge of $5.8 relating to a $12.5 investment in auction rate securities, representing our total investment in auction rate securities.

•	2005 — We recorded charges of $12.2, primarily related to a $7.1 adjustment of the carrying amount of our remaining unconsolidated investment in Latin America to fair value as a result of our intent to sell and $3.7 related to a decline in value of certain available-for-sale investments that were determined to be other-than-temporary.

See Note 16 for further discussion on our financial instruments.

Other Income

•	2007 — Primarily includes dividend income from our cost investments.

Equity Investments in Unconsolidated Affiliates

Based on our loss from continuing operations before income taxes for 2006, summarized financial information for our equity-basis investments in unconsolidated affiliates, in the aggregate, is as follows:

December 31,
2006

Consolidated Balance Sheet
Total current assets	$141.6
Total non-current assets	30.5
Total current liabilities	84.3
Total non-current liabilities	3.5

Year Ended
December 31,
2006

Consolidated Statement of Operations
Revenue	$186.2
Operating income	22.8
Net income	16.5

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Note 5:	Earnings (Loss) Per Share

Earnings (loss) per basic common share equals net income (loss) applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share equals net income (loss) applicable to common stockholders adjusted to exclude, if dilutive, preferred stock dividends, allocation to participating securities and interest expense related to potentially dilutive securities divided by the weighted average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued. The following sets forth basic and diluted earnings (loss) per common share applicable to common stock:

	Years Ended December 31,
	2007	2006	2005

Income (loss) from continuing operations	$167.6	$(36.7)	$(271.9)
Less: Preferred stock dividends	27.6	47.6	26.3
Allocation to participating securities(1)	8.7	—	—

Continuing income (loss) applicable to common stockholders — basic	131.3	(84.3)	(298.2)
Add: Effect of dilutive securities
Interest on 4.25% Convertible Senior Notes	1.4	—	—
Interest on 4.75% Convertible Senior Notes	0.5	—	—

Continuing income (loss) applicable to common stockholders — diluted	$133.2	$(84.3)	$(298.2)

Income from discontinued operations, net of tax	—	5.0	9.0
Net income (loss) applicable to common stockholders — basic	$131.3	$(79.3)	$(289.2)
Net income (loss) applicable to common stockholders — diluted	$133.2	$(79.3)	$(289.2)

Weighted-average number of common shares outstanding — basic	457.7	428.1	424.8
Effect of dilutive securities:
Restricted stock and stock options	7.7	—	—
ELF Warrants — Capped (See Note 11)	3.5	—	—
4.25% Convertible Senior Notes	32.2	—	—
4.75% Convertible Senior Notes	2.0	—	—

Weighted-average number of common shares outstanding — diluted	503.1	428.1	424.8

Earnings (loss) per share from continuing operations	$0.29	$(0.20)	$(0.70)
Earnings per share from discontinued operations	—	0.01	0.02

Earnings (loss) per share — basic	$0.29	$(0.19)	$(0.68)

Earnings (loss) per share from continuing operations	$0.26	$(0.20)	$(0.70)
Earnings per share from discontinued operations	—	0.01	0.02

Earnings (loss) per share — diluted	$0.26	$(0.19)	$(0.68)

(1)	Pursuant to EITF 03-6, net income for purposes of calculating basic earnings per share is adjusted based on an earnings allocation formula that attributes earnings to participating securities and common stock according to dividends declared and participation rights in undistributed earnings. For 2007, participating

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

securities consist of the 4.50% Convertible Senior Notes. Our participating securities have no impact on our net loss applicable to common stockholders for 2006 and 2005 since these securities do not participate in our net loss.

Basic and diluted shares outstanding and loss per share are equal for the years ended December 31, 2006 and 2005 because our potentially dilutive securities are antidilutive as a result of the net loss applicable to common stockholders.

The following table presents the potential shares excluded from diluted earnings (loss) per share because the effect of including these potential shares would be antidilutive:

	Years Ended December 31,
	2007	2006	2005

Stock Options and Non-vested Restricted Stock Awards	—	5.5	4.8
4.25% Convertible Senior Notes	—	4.1	—
4.50% Convertible Senior Notes	30.2	60.3	64.4
Series A Mandatory Convertible Preferred Stock	—	26.5	27.7
Series B Cumulative Convertible Perpetual Preferred Stock	38.4	38.4	7.3

Total	68.6	134.8	104.2

Securities excluded from the diluted earnings (loss) per share calculation because the exercise price was greater than the average market price:
Stock Options (1)	22.4	26.3	32.4
Warrants (2)	38.8	37.4	—

(1)	These options represent what is outstanding at the end of the respective year. At the point that the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury stock method would reduce this amount.

(2)	The potential dilutive impact of the warrants would be based upon the difference between the market price of one share of our common stock and the stated exercise prices of the warrants. See Note 11 for further discussion.

There were an additional 5.7, 6.2 and 3.3 outstanding options to purchase common shares as of December 31, 2007, 2006 and 2005, respectively, with exercise prices less than the average market price for the respective year. However, these options are not included in the table above presenting the potential shares excluded from diluted earnings (loss) per share due to the application of the treasury stock method and the rules related to stock-based compensation arrangements.

Note 6:	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is reflected in the Consolidated Balance Sheets as follows:

	Years Ended December 31,
	2007	2006

Foreign currency translation adjustment	$(53.0)	$(195.1)
Unrealized holding gains on securities, net	2.2	6.4
Unrecognized losses, transition obligation and prior service cost, net	(67.8)	(114.3)

Accumulated other comprehensive loss, net of tax	$(118.6)	$(303.0)

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Note 7:	Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill by segment for the years ended December 31, 2007 and 2006 are as follows:

	IAN	CMG	Total

Balance as of December 31, 2005	$2,612.7	$418.2	$3,030.9
Contingent and deferred payments for prior acquisitions	11.1	13.2	24.3
Amounts allocated to business dispositions	(9.1)	(2.7)	(11.8)
Impairment charges (see Note 8)	(27.2)	—	(27.2)
Other (primarily currency translation)	45.0	6.6	51.6

Balance as of December 31, 2006	2,632.5	435.3	3,067.8

Current year acquisitions	86.0	—	86.0
Contingent and deferred payments for prior acquisitions	4.7	3.7	8.4
Amounts allocated to business dispositions	(5.7)	—	(5.7)
Other (primarily currency translation)	72.2	2.9	75.1

Balance as of December 31, 2007	$2,789.7	$441.9	$3,231.6

Other Intangible Assets

Included in other intangible assets are assets with indefinite lives not subject to amortization and assets with definite lives subject to amortization. Other intangible assets include non-compete agreements, license costs, trade names and customer lists. Intangible assets with definitive lives subject to amortization are amortized on a straight-line basis with estimated useful lives generally between 7 and 15 years. Amortization expense for other intangible assets for the years ended December 31, 2007, 2006 and 2005 was $8.5, $6.2 and $1.5, respectively. Expected annual amortization expense of other intangible assets for the next five years is as follows: $9.8 in 2008, $8.5 in 2009, $6.8 in 2010, $6.1 in 2011 and $5.2 in 2012. The following table provides a summary of other intangible assets, which are included in other assets on our Consolidated Balance Sheets:

	December 31,
	2007			2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
	amount	amortization	amount	amount	amortization	amount

Customer list	$66.2	$(27.9)	$38.3	$36.7	$(21.7)	$15.0
Trade names	23.3	(3.8)	19.5	7.1	(2.9)	4.2
Other	23.7	(11.5)	12.2	19.6	(9.8)	9.8

Note 8:	Long-Lived Asset Impairment and Other Charges

Long-lived assets include furniture, equipment, leasehold improvements, goodwill and other intangible assets. Long-lived assets with finite lives are depreciated or amortized on a straight-line basis over their respective estimated useful lives. When necessary, we record an impairment charge for the amount that the carrying value of the asset exceeds the implied fair value. No impairment charges were recorded for 2007.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

The following table summarizes the long-lived asset impairment and other charges in previous years:

	Years Ended December 31,
	2006	2005
	IAN	IAN	CMG	Total

Goodwill impairment	$27.2	$97.0	$—	$97.0
Other	—	1.5	0.1	1.6

Total	$27.2	$98.5	$0.1	$98.6

2006

Our long-term projections, which were updated in the fourth quarter of 2006, showed previously unanticipated declines in discounted future operating cash flows due primarily to client losses at one of our domestic advertising reporting units. These discounted future operating cash flow projections indicated that the implied fair value of the goodwill at this reporting unit was less than its book value resulting in a goodwill impairment charge of $27.2.

2005

A triggering event occurred subsequent to our 2005 annual impairment test when a major client was lost by Lowe’s London agency and the possibility of losing other clients was considered a higher risk due to management defections and changes in the competitive landscape. This caused projected revenue growth to decline. As a result of these changes, our long-term projections showed declines in discounted future operating cash flows. These revised cash flows indicated that the implied fair value of Lowe’s goodwill was less than the related book value resulting in a goodwill impairment charge of $91.0 at our Lowe reporting unit.

During our annual impairment test in the third quarter of 2005, we recorded a goodwill impairment charge of $5.8 at a reporting unit within our sports and entertainment marketing business. The long-term projections showed previously unanticipated declines in discounted future operating cash flows and, as a result, these discounted future operating cash flows indicated that the implied fair value of goodwill was less than the related book value.

Note 9:	Provision for Income Taxes

The components of income (loss) from continuing operations before provision for income taxes, equity earnings, and minority interest expense are as follows:

	Years Ended December 31,
	2007	2006	2005

Domestic	$112.6	$(103.5)	$54.4
Foreign	123.1	98.5	(241.0)

Total	$235.7	$(5.0)	$(186.6)

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

The provision for income taxes on continuing operations consists of:

	Years Ended December 31,
	2007	2006	2005

Federal income taxes (including foreign withholding taxes):
Current	$13.8	$(0.7)	$20.8
Deferred	(42.0)	(14.8)	16.0

	(28.2)	(15.5)	36.8

State and local income taxes:
Current	15.1	14.8	12.2
Deferred	11.3	(24.8)	4.6

	26.4	(10.0)	16.8

Foreign income taxes:
Current	52.4	62.5	4.3
Deferred	8.3	(18.3)	24.0

	60.7	44.2	28.3

Total	$58.9	$18.7	$81.9

A reconciliation of the effective income tax rate on continuing operations before equity earnings and minority interest expense as reflected in the Consolidated Statements of Operations to the U.S. federal statutory income tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Federal income tax provision (benefit) at statutory rate	$82.5	$(1.8)	$(65.3)
State and local income taxes, net of federal income tax benefit	17.2	(6.5)	3.6
Impact of foreign operations, including withholding taxes	46.9	(5.3)	44.4
Change in valuation allowance	(18.5)	63.6	69.9
Goodwill and other long-lived asset impairment charges	(0.3)	3.8	19.8
(Decreases) increases in unrecognized tax benefits, net	(73.6)	(9.7)	19.8
Capitalized expenses	—	—	10.0
Restricted stock	6.7	5.3	—
Capital gains (losses)	(2.5)	(34.8)	2.2
Other	0.5	4.1	(22.5)

Provision for income taxes	$58.9	$18.7	$81.9

Effective tax rate on operations	25.0%	(374.0)%	(43.9%)

In 2007, our effective tax rate was negatively impacted by foreign profits subject to tax at different rates and by losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances. Our effective tax rate was positively impacted in 2007 by the release of tax reserves resulting from the effective settlement of the IRS examination for 2003-2004 and by the net reversal of valuation allowances. Certain tax law changes also impacted the effective tax rate, which resulted in the write-down of net deferred tax assets of $16.2, primarily in certain non-U.S. jurisdictions and, to a lesser extent, certain U.S. states.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

The components of deferred tax assets consist of the following items:

	December 31,
	2007	2006

Postretirement/post-employment benefits	$38.8	$32.4
Deferred compensation	184.2	187.2
Pension costs	27.4	37.6
Basis differences in fixed assets	68.6	66.2
Rent	19.6	19.8
Interest	44.6	(3.4)
Accruals and reserves	78.4	63.7
Allowance for doubtful accounts	13.1	16.3
Basis differences in intangible assets	(153.6)	(93.1)
Investments in equity securities	14.0	3.2
Tax loss/tax credit carry forwards	649.1	646.9
Restructuring and other merger-related costs	6.7	11.9
Other	47.7	62.7

Total deferred tax assets, net	1,038.6	1,051.4
Valuation allowance	(481.6)	(504.0)

Net deferred tax assets	$557.0	$547.4

As required by SFAS No. 109, Accounting for Income Tax (“SFAS 109”), we evaluate on a quarterly basis the realizability of our deferred tax assets. SFAS 109 requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent significant negative evidence under the provisions of SFAS 109, and as a result, we determined that certain of our deferred tax assets required the establishment of a valuation allowance. The realization of our deferred tax assets is primarily dependent on future earnings. The amount of the deferred tax assets considered realizable could be reduced in the near future if estimates of future taxable income are lower than anticipated. The deferred tax assets for which an allowance was recognized relate primarily to tax credit carryforwards, foreign tax loss carryforwards and U.S. capital loss carryforwards. The change in the valuation allowance during the period is as follows:

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of period	$504.0	$501.0	$488.6
(Reversed) charged to costs and expenses	(49.0)	63.6	69.9
Charged (reversed) to gross tax assets and other accounts	26.6	(60.6)	(57.5)

Balance at end of period	$481.6	$504.0	$501.0

Amounts reversed to costs and expenses primarily relate to a reversal of $30.5 from the write-down of deferred tax assets in certain jurisdictions with existing valuation allowances due to tax law changes. The remainder relates to reversals of valuation allowances in various countries where we believe that it is now more likely than not that tax loss carryforwards will be utilized. Amounts charged to gross tax assets and other accounts relate primarily to the effect of foreign currency translation.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

The change during 2006 in the deferred tax valuation allowance relates to uncertainties regarding future utilization of tax loss carryforwards, offset primarily by reversals of $45.0 of valuation allowances in two European countries where we believed that it was more likely than not that the corresponding tax loss carryforwards will be utilized. In addition, we believed that it was more likely than not that approximately $29.0 of U.S. capital loss carryforwards and $17.0 of foreign tax credits would not be utilized. We also wrote off previously reserved for deferred tax assets that were deemed to be permanently unrealizable due to the expiration of tax loss carryforwards and sales of certain businesses.

As of December 31, 2007, there are $68.1 of tax credit carryforwards with expiration periods beginning in 2009 and ending in 2013. There are also $1,793.2 of loss carryforwards, of which $681.2 are U.S. capital and tax loss carryforwards that expire in the years 2008 through 2026. The remaining $1,112.0 are non-U.S. tax loss carryforwards of which $835.2 have unlimited carry forward periods and $276.8 have expiration periods from 2008 through 2023.

As of December 31, 2007 and December 31, 2006, we had approximately $1,228.0 and $991.8, respectively, of undistributed earnings attributable to foreign subsidiaries. It is our intention to permanently reinvest undistributed earnings of our foreign subsidiaries. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are permanently reinvested outside the U.S. It is not practicable to determine the amount of unrecognized deferred tax liability associated with these temporary differences.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $9.5 increase in the net liability for unrecognized tax positions, which was recorded as an adjustment to retained earnings effective January 1, 2007.

The following table summarizes the activity related to our unrecognized tax benefits:

2007

Balance at January 1, 2007	$254.0
Increases as a result of tax positions taken during a prior year	7.9
Decreases as a result of tax positions taken during a prior year	(153.8)
Settlements with taxing authorities	(1.0)
Lapse of statutes of limitation	(2.4)
Increases as a result of tax positions taken during the current year	16.4

Balance at December 31, 2007	$121.1

Included in the total amount of unrecognized tax benefits of $121.1 as of December 31, 2007, is $103.5 of tax benefits that, if recognized, would impact the effective tax rate and $17.6 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. The total amount of accrued interest and penalties as of December 31, 2007 is $33.6, of which $9.2 is included in the current year’s Consolidated Statement of Operations. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in the Consolidated Statements of Operations. We have not elected to change this classification with the adoption of FIN 48.

With respect to all tax years open to examination by U.S. federal and various state, local, and non-U.S. tax authorities, we currently anticipate that the total unrecognized tax benefits will decrease by an amount between $40.0 and $50.0 in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitation. This net decrease is related to various items of income and expense, including transfer pricing adjustments and restatement adjustments. For this purpose, we expect to complete our discussions with the IRS appeals division regarding the years 1997 through 2004 within the next twelve months.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

On May 1, 2007, the IRS completed its examination of our 2003 and 2004 income tax returns and proposed a number of adjustments to our taxable income. We have appealed a number of these items. In addition, during the second quarter of 2007, there were net reversals of tax reserves, primarily related to previously unrecognized tax benefits related to various items of income and expense, including approximately $80.0 for certain worthless securities deductions associated with investments in consolidated subsidiaries, which was a result of the completion of the tax examination.

In December 2007, the IRS commenced its examination for the 2005 and 2006 tax years. In addition, we have various tax years under examination by tax authorities in various countries, such as the U.K., and in various states, such as New York, in which we have significant business operations. It is not yet known whether these examinations will, in the aggregate, result in our paying additional taxes. We have established tax reserves that we believe to be adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and adjust our reserves as additional information or events require.

With limited exceptions, we are no longer subject to U.S. income tax audits for years prior to 1997, state and local income tax audits for years prior to 1999, or non-U.S. income tax audits for years prior to 2000.

Note 10:	Debt and Credit Arrangements

Long-Term Debt

A summary of the carrying amounts and fair values of our long-term debt is as follows:

		December 31,
		2007		2006
	Effective
	Interest	Book	Fair	Book	Fair
	Rate (1)	Value	Value	Value	Value

5.40% Senior Unsecured Notes due 2009 (less unamortized discount of $0.1)	5.43%	$249.9	$238.8	$249.8	$245.0
Floating Rate Senior Unsecured Notes due 2010 (less unamortized discount of $7.5)	8.65%	242.5	235.0	239.9	253.8
7.25% Senior Unsecured Notes due 2011	7.25%	499.5	475.0	499.3	500.0
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.7)	6.29%	350.2	290.5	350.2	322.0
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $11.7)	3.50%	211.7	204.2	—	—
4.50% Convertible Senior Notes due 2023	4.50%	200.0	202.2	400.0	467.2
4.25% Convertible Senior Notes due 2023 (plus unamortized premium of $60.7)	0.58%	460.7	404.8	475.2	487.2
Other notes payable and capitalized leases — at interest rates from 1.2% to 19.5%		38.8		36.8

Total long-term debt		2,253.3		2,251.2
Less: current portion(2)		209.2		2.6

Long-term debt, excluding current portion		$2,044.1		$2,248.6

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Annual maturities as of December 31, 2007 are scheduled as follows:

2008(2)	$9.2
2009	252.3
2010	244.1
2011	500.6
2012(3)	0.7
Thereafter	1,246.4

Total long-term debt	$2,253.3

(1)	Excludes the effect of related gains/losses on interest rate swaps on our 5.40% and 6.25% Senior Unsecured Notes that were terminated in May 2005. The net cash receipts of the swap terminations of $1.1 will be recorded as an offset to interest expense over the remaining life of the related debt.

(2)	Holders of our $200.0 4.50% Notes may require us to repurchase their 4.50% Notes for cash at par in March 2008 and as such, starting with the first quarter of 2007, we have included these Notes in short-term debt on our Consolidated Balance Sheets.

(3)	Holders of our $400.0 4.25% Notes may require us to repurchase their 4.25% Notes for cash at par in March 2012.

Debt Transactions

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

In accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), this transaction was treated as an exchange of debt for accounting purposes because the present value of the remaining cash flows under the terms of the original instrument were not substantially different from those of the new instrument. The new Floating Rate Notes were reflected on our 2006 Consolidated Balance Sheet net of the $10.3 early participation payment on exchange, which is amortized over the life of the new Floating Rate Notes as a discount, using an effective interest method and recorded in interest expense. We amortized $2.6 and $0.2 of the discount in interest expense during 2007 and 2006, respectively. Direct fees associated with the exchange of $3.5 were reflected in interest expense in the 2006 Consolidated Statement of Operations.

Convertible Senior Notes

In November 2007, we exchanged $200.0 of our 4.50% Convertible Senior Notes due 2023 (the “4.50% Notes”) for $200.0 aggregate principal amount of 4.75% Convertible Senior Notes due 2023 (the “4.75% Notes”). In accordance with EITF 96-19 and EITF Issue No. 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments (“EITF 06-6”), this exchange was treated as an extinguishment of the 4.50% Notes and an issuance of 4.75% Notes for accounting purposes because the fair value of the embedded conversion option under the terms of the original instrument was substantially different from that of the new instrument. As a result, the 4.75% Notes were reflected on our 2007 Consolidated Balance Sheet at their fair value at issuance, or $212.0. We recorded a non-cash charge in the fourth quarter of

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

2007 of $12.0 reflecting the difference between the fair value of the new debt and the carrying value of the 4.50% Notes exchanged. The difference between the fair value and carrying value will be amortized through March 15, 2013, which is the first date holders may require us to repurchase the 4.75% Notes, resulting in a reduction of interest expense in future periods.

In November 2006, we exchanged $400.0 of our 4.50% Notes for $400.0 aggregate principal amount of 4.25% Convertible Senior Notes due 2023 (the “4.25% Notes”). In accordance with EITF 96-19, this exchange was treated as an extinguishment of the 4.50% Notes and an issuance of 4.25% Notes for accounting purposes because the present value of the remaining cash flows plus the fair value of the embedded conversion option under the terms of the original instrument were substantially different from those of the new instrument. As a result, the 4.25% Notes were reflected on our 2006 Consolidated Balance Sheet at their fair value at issuance, or $477.0. We recorded a non-cash charge in the fourth quarter of 2006 of $77.0 reflecting the difference between the fair value of the new debt and the carrying value of the old debt. The difference between the fair value and carrying value will be amortized through March 15, 2012, which is the first date holders may require us to repurchase the 4.25% Notes, resulting in a reduction of interest expense in future periods. We amortized $14.4 and $1.8 of the premium in interest expense during 2007 and 2006, respectively.

Convertible Senior Note Terms

Conversion Features

Our 4.25%, 4.50% and 4.75% Notes (“Convertible Notes”) are convertible into our common stock at a conversion price of $12.42 per share, subject to adjustment in specified circumstances including, for the 4.25% and 4.75% Notes, any payment of cash dividends on our common stock. The conversion rates of our Convertible Notes are also subject to adjustment for certain events arising from stock splits and combinations, stock dividends and certain other actions by us that modify our capital structure. The Convertible Notes provide for an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.

Our Convertible Notes are convertible at any time if the average price of our common stock for 20 trading days immediately preceding the conversion date is greater than or equal to a specified percentage of the conversion price; this percentage was equal to 118.0% in 2007 and declines 0.5% each year until it reaches 110% at maturity. Each series of our Convertible Notes is also convertible, regardless of the price of our common stock, if: (i) we call that series of Convertible Notes for redemption; (ii) we make specified distributions to shareholders; (iii) we become a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities); or (iv) the credit ratings assigned to that series of Convertible Notes by any two of Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are lower than Ba2, BB and BB, respectively, or that series of Convertible Notes is no longer rated by at least two of these ratings services. Because of our current credit ratings, all of our Convertible Notes are currently convertible. Our 4.25% and 4.75% Notes are also convertible, whether or not the above conditions are met, from February 15 to March 15, 2023.

Repurchase / Redemption Options

Holders of our Convertible Notes may require us to repurchase the Notes on certain dates for cash only, and on other dates for cash or our common stock or a combination of cash and common stock, at our election. Additionally, investors may require us to repurchase our Convertible Notes in the event of certain change of control events that occur prior to certain dates, for cash or our common stock or a combination of cash and common stock, at our election. At our option, we may redeem our Convertible Notes on or at any time after certain dates for cash. The redemption price in each of these instances will be 100% of the principal amount

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

of the Convertible Notes being redeemed, plus accrued and unpaid interest, if any. The following table details when the repurchase and redemption options occur for each of our Convertible Notes:

	4.25% Notes	4.50% Notes	4.75% Notes

Repurchase options
For cash	3/15/2012	3/15/2008
For cash, common stock or combination	1) 3/15/2015	1) 3/15/2013	1) 3/15/2013
	2) 3/15/2018	2) 3/15/2018	2) 3/15/2018
Change of control events occuring prior to:	3/15/2012	3/15/2008	3/15/2013
Redemption options
For cash	3/15/2012	9/15/2009	3/15/2013

Participating Security Features

With respect to the 4.50% Notes, if at any time on or after March 13, 2003 we pay cash dividends on our common stock, we will pay contingent interest in an amount equal to 100% of the per share cash dividend paid on the common stock multiplied by the number of shares of common stock issuable upon conversion of the 4.50% Notes.

In accordance with EITF 03-6, the 4.25% Notes and 4.75% Notes are not considered securities with participation rights in earnings available to common stockholders as there are no features attached to these securities that allow holders to participate in our undistributed earnings. The 4.50% Notes are considered securities with participation rights in earnings available to common stockholders due to the feature of these securities that allows investors to participate in cash dividends paid on our common stock. For periods in which we generate net income, the impact of these securities’ participation rights is included in the calculation of earnings per share. For periods in which we incur a net loss, the 4.50% Notes have no impact on the calculation of earnings per share due to the fact that the holders of these securities do not participate in our losses.

Embedded Derivatives

The terms of the 4.50% Notes include two embedded derivative instruments and the terms of our 4.75% Notes and 4.25% Notes each include one embedded derivative instrument. The fair value of these derivatives on December 31, 2007 and 2006 was negligible.

Credit Arrangements

We have a committed credit agreement and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2007 and 2006, there were no borrowings under our committed credit facility. However, there were borrowings under the uncommitted facilities made by several of our subsidiaries outside the U.S. We have guaranteed the repayment of some of these borrowings by our subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted short-term

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

facilities as of December 31, 2007 and 2006 was approximately 5% in each year. A summary of our credit facilities is as follows:

	December 31,
	2007				2006
	Total	Amount	Letters	Total	Total	Amount	Letters	Total
	Facility	Outstanding	of Credit	Available	Facility	Outstanding	of Credit	Available

Committed
Credit Agreement	$750.0	$—	$222.9	$527.1	$750.0	$—	$219.9	$530.1
Uncommitted
Non-U.S	$537.4	$95.9	$1.1	$440.4	$518.9	$80.3	$1.1	$437.5

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

We pay commitment fees on the undrawn amount, less the letters of credit, under the Credit Agreement at 0.78% per annum, and we pay commissions of 0.78% per annum on the amounts available to be drawn under the letters of credit. In addition, we pay a facility fee equal to 0.15% per annum on the undrawn amount, including letters of credit, under the facility. If we draw under the facility, interest is payable on any outstanding advances under the Credit Agreement at 3-month LIBOR plus 0.78% per annum. The Credit Agreement will expire on June 15, 2009.

We entered into the Credit Agreement during the second quarter of 2006 as part of a transaction we refer to as the “ELF Financing.” ELF is a special-purpose entity incorporated in the Cayman Islands, in which we have no equity or other interest and which we do not consolidate for financial reporting purposes. In the ELF Financing, institutional investors purchased from ELF debt securities issued by ELF (the “ELF Notes”) and warrants issued by us (refer to Note 11). ELF received $750.0 in proceeds from these sales, which it used to purchase AAA-rated liquid assets. It will hold the liquid assets pending any request for borrowing from us or any drawing on any letters of credit issued for our account under the Credit Agreement, which ELF will fund by selling liquid assets. We are not the issuer of the ELF Notes and are not party to the indenture governing the ELF Notes. In conjunction with the ELF Financing we paid $41.2 of issuance costs, with the offset recorded in other assets. The issuance costs consist of approximately $25.0 of underwriting commissions, legal and accounting fees, printing costs and other fees or expenses, with the balance in a fee to one of the initial purchasers for its services as structuring agent for the offering. These costs will be amortized through the exercise date of the warrants on a straight-line basis as a component of interest expense. During 2007, we amortized $13.7 of issuance costs.

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

Cash Poolings

We aggregate our net domestic cash position on a daily basis. Outside the U.S., we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash net of overdrafts for each pooling arrangement. As of December 31, 2007 and 2006, a gross amount of $1,295.7 and $1,052.5, respectively, in cash was netted against an equal gross amount of overdrafts under pooling arrangements.

Note 11:	Warrants

As part of the ELF Financing completed during the second quarter of 2006, we issued 67.9 warrants, consisting of 29.1 capped warrants (“Capped Warrants”) and 38.8 uncapped warrants (“Uncapped Warrants”). In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), we recorded $63.4 of deferred warrant cost in other assets, with the offset recorded to additional paid-in capital within stockholders’ equity. This amount is a non-cash transaction and represents the fair value of the warrants at the transaction close date estimated using the Black-Scholes option-pricing model, which requires reliance on variables including the price volatility of the underlying stock. The deferred warrant cost will be amortized through the exercise date of the warrants as issuance costs on a straight-line basis as a non-cash element of interest expense. During 2007 and 2006, we amortized $21.1 and $11.4, respectively, in interest expense in the Consolidated Statements of Operations.

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

Each share of our 5.25% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) has a liquidation preference of $1,000 per share and is convertible at the option of the holder at any time into 73.1904 shares of our common stock, subject to adjustment upon the occurrence of certain events, which represents a conversion price of $13.66. On or after October 15, 2010, each share of the Series B Preferred Stock may be converted at our option if the closing price of our common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference of $1,000 per share for 20 trading days during any consecutive 30 trading day period. Holders of the Series B Preferred Stock will be entitled to an adjustment to the conversion rate if they convert their shares in connection with a fundamental change meeting certain specified conditions. The Series B Preferred Stock is junior to all of our existing and future debt obligations and senior to our common stock, with respect to payments of dividends and rights upon liquidation, winding up or dissolution, to the extent of the liquidation preference of $1,000 per share.

The terms of the Series B Preferred Stock include an embedded derivative instrument, the fair value of which as of December 31, 2007 and 2006 was negligible.

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

We paid dividends of $27.6, or $52.50 per share, on our Series B Preferred Stock during 2007. Regular quarterly dividends, if declared, are $6.9, or $13.125 per share. Dividends on each share of Series B Preferred Stock are payable quarterly in cash or, if certain conditions are met, in common stock, at our option, on January 15, April 15, July 15 and October 15 of each year. The dividend rate of the Series B Preferred Stock will be increased by one percentage point if we do not pay dividends on the Series B Preferred Stock for six quarterly periods (whether consecutive or not). The dividend rate will revert back to the original rate once all unpaid dividends are paid in full.

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

Pension Plans

We have a defined benefit pension plan (“Domestic Plan”) which covers substantially all regular domestic employees employed through March 31, 1998. This plan features a traditional career pay benefit as well as a cash balance benefit, which was added in 1992. Post-1992 participants are eligible for the cash balance benefit only. For pre-1992 participants, the benefit is the greater of the cash balance benefit or the career pay benefit formula. Participants are eligible to receive their benefit in the form of a lump sum payment or an annuity. Effective April 1, 1998, plan participation and benefit accruals for the Domestic Plan were frozen and participants with less than five years of service became fully vested. As of December 31, 2007, there were approximately 4,500 participants in the Domestic Plan. Participants with five or more years of participation in the Domestic Plan as of March 31, 1998 retained their vested balances in the Domestic Plan and also became eligible for payments under a compensation arrangement, the “Supplemental Compensation Plan” (described below). Some of our agencies have additional domestic plans covering a total of approximately 300 employees. These plans are also closed to new participants.

We also have numerous plans outside the U.S., some of which are funded, while others provide payments at the time of retirement or termination under applicable labor laws or agreements. The Interpublic Pension Plan in the U.K. (“U.K. Pension Plan”) is the most material foreign pension plan in terms of the benefit obligation and plan assets. This plan is a defined benefit plan offering plan participants a final average pay benefit. Effective November 1, 2002, the U.K. Pension Plan was closed to new entrants, but existing participants may continue to earn benefits under the plan. New employees after November 1, 2002 may be eligible to join the industry wide plan that operates on a defined contribution basis. Effective July 1, 2007, certain remaining participants of the U.K. Pension Plan chose to join a defined contribution plan for future service. Benefits accrued through July 1, 2007 will continue to be linked to a final average pay benefit.

Postretirement Benefit Plans

Some of our domestic subsidiaries provide postretirement health benefits to eligible employees and their dependents and postretirement life insurance to eligible employees. For domestic employees to be eligible for postretirement health benefits, an employee had to be hired prior to January 1, 1988 (June 22, 2001 for domestic employees of the former True North Communications companies). To be eligible for life insurance, an employee had to be hired prior to December 1, 1961 (June 22, 2001 for domestic employees of the former True North Communications companies). Benefits are provided to retirees before and after eligibility for Medicare, and our cost is based on each participant’s retirement date and pre- and post-Medicare eligibility. As of December 31, 2007, there were approximately 3,600 participants in these plans.

Our postretirement health benefits plans are unfunded, and we pay claims as presented by the plans’ administrator. The postretirement life insurance plan is insured and we pay premiums to the plan administrator.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of postretirement health benefits plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. The prescription drug benefit provided to certain participants in the postretirement medical plan is at least actuarially equivalent to the Medicare Part D benefit, and, accordingly, we are entitled to a subsidy. Our application for the subsidy for 2007 was accepted by the Department of Health and Human Services. We elected to prospectively recognize the effect of the Act during the third quarter of 2004. The expected subsidy reduced the accumulated postretirement benefit obligation by $5.0 at adoption, and the net periodic cost by $1.0 for 2007, 2006 and 2005 compared to the amount calculated without considering the effects of the subsidy.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Certain of our foreign subsidiaries provide postretirement health benefits to eligible employees and their dependents. Eligibility requirements and benefit provisions vary in each country. As of December 31, 2007, the benefit obligation of these plans was $1.5 and there were approximately 100 participants in these plans. The expense recognized during 2007 was $0.1.

Adoption of SFAS 158

On September 29, 2006, the FASB issued SFAS 158. SFAS 158 requires an employer to recognize an asset or liability for the overfunded or underfunded status of their pension and other postretirement benefit plans. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. SFAS 158 requires employers to recognize all unrecognized transition obligations and assets, prior service costs and credits and actuarial gains and losses in accumulated other comprehensive loss, net of tax. Such amounts are adjusted as they are subsequently recognized through the components of net periodic benefit cost or income pursuant to the amortization provisions.

The following table summarizes the effect of required changes in the additional minimum liability (AML) as of December 31, 2006 prior to the adoption of SFAS 158 as well as the impact of the initial adoption of SFAS 158 for domestic plans, the principal foreign pension plans and the postretirement benefit plan.

			December 31,
	December 31, 2006		2006
	Prior to SFAS No.		Post SFAS No. 158
	158 Adjustments	Adjustments	Adjustments

Pension assets	$6.9	$(0.7)	$6.2
Other assets	0.7	(0.7)	—
Pension liabilities	187.6	37.6	225.2
Postretirement liabilities	49.1	20.8	69.9
Accumulated other comprehensive loss	(71.7)	(42.6)	(114.3)

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

The following table summarizes the components and related tax effects of accumulated other comprehensive loss for 2007 subsequent to the adoption of SFAS 158.

	Domestic	Foreign	Postretirement	Total Before	Tax (Expense)	Net After Tax
	Pension Plans	Pension Plans	Benefit Plans	Tax Amount	Benefit	Amount

Curtailments	$—	$0.7	$—	$0.7	$—	$0.7
Settlements	—	(0.2)	—	(0.2)	—	(0.2)
Current year actuarial gain	11.4	30.1	6.0	47.5	(7.3)	40.2
Amortization of actuarial loss	6.8	2.8	0.9	10.5	(3.2)	7.3
Current year prior service cost	—	(1.7)	—	(1.7)	—	(1.7)
Amortization of prior service cost (credit)	—	0.2	(0.1)	0.1	—	0.1
Amortization of transition obligation	—	0.1	0.2	0.3	(0.1)	0.2
Other	—	(0.9)	—	(0.9)	0.8	(0.1)

Total recognized in accumulated other comprehensive loss	$18.2	$31.1	$7.0	$56.3	$(9.8)	$46.5

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

	Domestic Pension	Foreign Pension	Postretirement
	Plans	Plans	Benefit Plans	Total

Actuarial loss	$4.9	$0.6	$0.7	$6.2
Prior service cost (credit)	—	0.4	(0.1)	0.3
Transition obligation	—	0.1	0.1	0.2

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Pension and Postretirement Net Periodic Cost

The following table identifies the components of net periodic cost for the domestic pension plans, the principal foreign pension plans, and the postretirement benefit plans.

	Domestic Pension Plans			Foreign Pension Plans(1)			Postretirement Benefit Plans
Years Ended December 31,	2007	2006	2005	2007	2006	2005	2007	2006	2005

Service cost	$—	$0.8	$0.7	$15.1	$17.5	$17.2	$0.5	$0.5	$0.7
Interest cost	8.2	8.9	8.6	26.1	22.8	21.7	3.5	3.5	3.8
Expected return on plan assets	(10.3)	(9.3)	(9.4)	(24.0)	(19.8)	(14.9)	—	—	—
Curtailment gains	—	(0.1)	—	(0.1)	(2.3)	(2.2)	—	—	—
Settlement (gains) losses	—	—	—	(0.9)	0.5	1.4	—	—	—
Special termination benefits	—	—	—	—	—	4.9	—	—	—
Amortization of:
Transition obligation	—	—	—	0.1	0.2	1.4	0.2	0.1	0.1
Prior service cost (credit)	—	0.1	(0.2)	0.2	0.2	0.1	(0.1)	(0.1)	(0.1)
Unrecognized actuarial losses	6.8	7.0	6.3	2.8	6.5	6.7	0.9	0.7	0.9
Other	—	—	—	—	(0.2)	0.8	—	—	—

Net periodic cost	$4.7	$7.4	$6.0	$19.3	$25.4	$37.1	$5.0	$4.7	$5.4

The weighted-average assumptions used to determine the net periodic cost are as follows:

							Postretirement Benefit
	Domestic Pension Plans			Foreign Pension Plans(1)			Plans
Years Ended December 31,	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rate	5.68%	5.41%	5.45%	4.64%	4.38%	4.81%	5.75%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A	3.50%	3.29%	3.26%	N/A	N/A	N/A
Expected return on plan assets	8.16%	8.17%	8.63%	6.83%	6.52%	6.28%	N/A	N/A	N/A

(1)	We have excluded certain immaterial foreign plans and presented only the principal foreign plans.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Pension and Postretirement Benefit Obligation

The change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the domestic pension plans, the principal foreign pension plans, and the postretirement benefit plans are as follows:

					Postretirement
	Domestic Pension Plans		Foreign Pension Plans(1)		Benefit Plans
December 31,	2007	2006	2007	2006	2007	2006

Change in projected benefit obligation
Projected benefit obligation at January 1	$156.4	$169.0	$508.4	$497.1	$69.9	$73.2
Service cost	—	0.8	15.1	17.5	0.5	0.5
Interest cost	8.2	9.0	26.1	22.7	3.5	3.5
Benefits paid	(13.6)	(17.4)	(23.1)	(24.1)	(6.0)	(7.5)
Plan participant contributions	—	—	1.9	2.2	1.7	1.5
Plan amendments	—	—	1.7	1.4	—	—
Actuarial gains	(7.2)	—	(30.2)	(25.8)	(6.0)	(1.3)
Curtailments	—	(5.8)	(0.7)	(3.1)	—	—
Settlements	—	—	(4.9)	(34.8)	—	—
Business acquisitions and divestitures	—	—	1.6	—	—	—
Foreign currency effect	—	—	20.4	49.3	—	—
Other	—	0.8	19.1	6.0	—	—

Projected benefit obligation at December 31	$143.8	$156.4	$535.4	$508.4	$63.6	$69.9

Change in fair value of plan assets
Fair value of plan assets at January 1	$133.1	$116.3	$312.7	$275.3	$—	$—
Actual return on plan assets	14.5	15.5	23.9	30.2	—	—
Employer contributions	—	17.9	30.1	24.8	4.3	6.0
Plan participant contributions	—	—	1.9	2.2	1.7	1.5
Benefits paid	(13.6)	(17.4)	(23.1)	(24.2)	(6.0)	(7.5)
Settlements	—	—	(4.5)	(35.6)	—	—
Foreign currency effect	—	—	7.9	30.4	—	—
Business acquisitions and divestitures	—	—	1.6	—	—	—
Other	—	0.8	13.2	9.6	—	—

Fair value of plan assets at December 31	$134.0	$133.1	$363.7	$312.7	$—	$—

Funded status of the plans	$(9.8)	$(23.3)	$(171.7)	$(195.7)	$(63.6)	$(69.9)

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

					Postretirement
	Domestic Pension Plans		Foreign Pension Plans(1)		Benefit Plans
December 31,	2007	2006	2007	2006	2007	2006

Amounts recognized in consolidated balance sheet
Non-current asset	$3.5	$1.8	$6.5	$4.4	$—	$—
Current liability	—	—	(7.2)	(7.0)	(5.7)	(5.9)
Non-current liability	(13.3)	(25.1)	(171.0)	(193.1)	(57.9)	(64.0)

Net liability recognized	$(9.8)	$(23.3)	$(171.7)	$(195.7)	$(63.6)	$(69.9)

Accumulated benefit obligation	$143.8	$156.4	$493.0	$462.2

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$40.8	$59.0	$44.1	$76.4	$13.8	$20.8
Prior service cost (credit)	0.2	0.2	3.7	1.5	(0.8)	(0.9)
Transition obligation	—	—	0.9	0.9	0.8	0.9

Total amount recognized	$41.0	$59.2	$48.7	$78.8	$13.8	$20.8

	Domestic Pension Plans		Foreign Pension Plans(1)
December 31,	2007	2006	2007	2006

Plans with underfunded or unfunded accumulated benefit obligation
Aggregate projected benefit obligation	$129.9	$142.9	$520.1	$496.3
Aggregate accumulated benefit obligation	129.9	142.9	480.4	455.0
Aggregate fair value of plan assets	116.6	117.7	342.1	296.3

(1)	We have excluded certain immaterial foreign plans and presented only the principal foreign plans.

Differences between the aggregate balance sheet amounts listed above and the totals reported in our Consolidated Balance Sheets and our Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) relate to the non-material foreign plans.

The weighted-average assumptions used in determining the actuarial present value of our benefit obligations are as follows:

	Domestic		Foreign		Postretirement
	Pension Plans		Pension Plans(1)		Benefit Plans
December 31,	2007	2006	2007	2006	2007	2006

Discount rate	5.89%	5.68%	5.33%	4.82%	6.00%	5.75%
Rate of compensation increase			3.81%	3.66%
Healthcare cost trend rate assumed for next year Initial rate (weighted-average)					9.00%	9.50%
Year ultimate rate is reached					2015	2015
Ultimate rate					5.50%	5.50%

(1)	We have excluded certain immaterial foreign plans and presented only the principal foreign plans.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Determination of Discount Rates

For the domestic pension and postretirement benefit plans, we determine our discount rate based on the estimated rate at which annuity contracts could be purchased to effectively settle the respective benefit obligations. In determining the discount rate, we utilize a yield curve based on Moody’s Aa-rated corporate non-callable bonds. Each plan’s projected cash flow is matched to this yield curve and a present value is developed, which is then used to develop a single equivalent discount rate. The average duration of our domestic pension and postretirement health care obligations was 10 years as of December 31, 2007.

For the foreign pension plans, we determine a discount rate by referencing market yields on high quality corporate bonds in the local markets with the appropriate term as of December 31, 2007.

Determination of the Expected Return on Assets

For the Domestic Plan, we develop the long-term expected rate of return assumptions which we use to model and determine overall asset allocations. Our rate of return analyses factor in historical trends, current market conditions, risk premiums associated with asset classes and long-term inflation rates. We determine both a short-term (5-7 year) and long-term (30 year) view and then attempt to select a long-term rate of return assumption that matches the duration of our liabilities. Factors included in the analysis of returns include historical trends of asset class index returns over various market cycles and economic conditions.

The U.K. Pension Plan makes up 86% of the foreign plan assets. The U.K. Pension Plan’s statement of investment principles specifies benchmark allocations by asset category for each investment manager employed, with specified ranges around the central benchmark allocation. For the U.K. Pension Plan, we determine the expected rate of return by utilizing a weighted average approach based on the current long-term expected rates of return for each asset category. The long-term expected rate of return for the equity category is based on the current long-term rates of return available on government bonds and applying suitable risk premiums that consider historical market returns and current market expectations.

Asset Allocation

The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best meet this objective.

As of December 31, 2007 our domestic and foreign (primarily the U.K.) pension plans’ target asset allocations for 2008, as well as the actual asset allocations as of December 31, 2007 and 2006, are as follows:

			Plan Assets at December 31,
	2008 Target Allocation		Domestic		Foreign
Asset category	Domestic	Foreign	2007	2006	2007	2006

Equity securities	50%	65%	49%	52%	65%	66%
Fixed income securities	25%	23%	26%	22%	23%	22%
Real estate	10%	3%	8%	7%	3%	5%
Other	15%	9%	17%	19%	9%	7%

Total	100%	100%	100%	100%	100%	100%

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

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Healthcare Cost Trend

Assumed healthcare cost trend rates have a moderate effect on the amounts reported for the postretirement benefit plans. We develop our healthcare cost trend rate assumptions based on data collected on recent trends and forecasts. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect of a one percentage point change in assumed healthcare cost trend
— on total service and interest cost components	$0.1	$(0.1)
— on postretirement benefit obligation	1.4	(1.2)

Cash Flows

Contributions — For 2008, we do not expect to contribute to our domestic pension plans, and we expect to contribute $24.7 to our foreign pension plans. During 2007, we did not contribute to our domestic pension plans and we contributed $30.1 to our foreign pension plans.

Estimated Future Payments — The following estimated future payments, which reflect future service, as appropriate, are expected to be paid in the years indicated:

	Domestic	Foreign	Postretirement
Years	Pension Plans	Pension Plans	Benefit Plans

2008	$13.0	$23.1	$6.3
2009	12.6	22.8	6.4
2010	11.8	21.1	6.5
2011	11.4	22.5	6.5
2012	11.7	25.8	6.5
2013 - 2017	52.9	145.6	30.2

The estimated future payments for our postretirement benefit plans are before any estimated federal subsidies expected to be received under the Act. Federal subsidies are estimated to range from $0.6 in 2008 to $0.9 in 2012 and are estimated to be $5.0 for the period 2013-2017.

Supplemental Compensation Plan

As discussed above, participants with five or more years of participation in the Domestic Plan as of March 31, 1998 became eligible for payments under the Supplemental Compensation Plan. Under this plan, each participant is eligible for an annual allocation, which approximates the projected discontinued pension benefit accrual (formerly made under the cash balance formula in the Domestic Plan) plus interest, while they continue to work for us. Payments began in 2003 and are scheduled to end in 2008. As of December 31, 2007 and 2006, the Supplemental Compensation Plan liability recorded was $3.0 and $5.4, respectively. Amounts (reversed) expensed for the Supplemental Compensation Plan in 2007, 2006 and 2005 were $(0.1), $0.6 and $1.0, respectively.

Savings Plans

We sponsor a defined contribution plan (“Savings Plan”) that covers substantially all domestic employees. The Savings Plan permits participants to make contributions on a pre-tax and/or after-tax basis. The Savings Plan allows participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. We contributed $32.5, $31.2 and $29.9 to the Savings Plan in 2007, 2006 and 2005, respectively. During 2007, we used approximately $6.0 of participant forfeitures to

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

offset our Savings Plan contributions. We contributed $8.1 to the Savings Plan during 2007 for the performance-based discretionary match for 2006 and during 2008, we expect to contribute $4.9 for 2007. In addition, we maintain defined contribution plans in various foreign countries and contributed $26.7, $11.8 and $5.3 to these plans in 2007, 2006 and 2005, respectively.

Deferred Compensation and Benefit Arrangements

We have deferred compensation arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation, or (ii) require us to contribute an amount to the participant’s account. The arrangements typically provide that the participant will receive the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service or upon retirement or termination. As of December 31, 2007 and 2006, the deferred compensation liability balance was $137.6 and $143.9, respectively. Amounts expensed for deferred compensation arrangements in 2007, 2006 and 2005 were $11.9, $10.3 and $10.2, respectively.

We have deferred benefit arrangements with certain key officers and employees which provide participants with an annual payment, payable when the participant attains a certain age and after the participant’s employment has terminated. The deferred benefit liability was $164.5 and $157.9 as of December 31, 2007 and 2006, respectively. Amounts expensed for deferred benefit arrangements in 2007, 2006 and 2005 were $15.5, $13.7 and $30.9, respectively.

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

We have purchased life insurance policies on participants’ lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2007 and 2006, the cash surrender value of these policies was $109.7 and $117.0, respectively. In addition to the life insurance policies, certain investments are held for the purpose of paying the deferred compensation and deferred benefit liabilities. These investments, along with the life insurance policies, are held in a separate revocable trust for the purpose of paying the deferred compensation and the deferred benefit arrangement liabilities. As of December 31, 2007 and 2006, the value of such investments in the trust was $93.5 and $88.5, respectively. The short-term investments, long-term investments and cash surrender value of the policies in the trust are included in cash and cash equivalents, investments and other assets, respectively.

Long-term Disability Plan

We have a Long-term Disability (“LTD”) plan which provides income replacement benefits to eligible participants who are unable to perform their job duties during the first 24 months of disability. Benefits are continued thereafter if the participant is unable to perform any job related to his or her education, training or experience, provided the participants receive disability benefits from Social Security. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2007 and 2006. In addition to income replacement benefits, LTD participants may remain covered for certain health and life insurance benefits up to age 65 (subject to minimum periods depending on the participants’ age at time of disability). We have recorded an obligation of $7.1 and $6.9 as of December 31, 2007 and 2006, respectively, related to medical, dental benefits and life insurance benefits for LTD participants.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Note 14:	Stock-Based Compensation

2006 Performance Incentive Plan

We issue stock and cash based incentive awards to our employees under a plan established by the Compensation Committee of the Board of Directors and approved by our shareholders. In May 2006, our shareholders approved the 2006 Performance Incentive Plan (the “2006 PIP”). Under the 2006 PIP, up to 6.0 shares of common stock may be used for granting stock options and stock appreciation rights and up to 33.0 shares of common stock may be used for granting performance-based awards and other stock-based awards. Subject to the terms of the 2006 PIP, additional awards may be granted from shares available for issuance under previous plans and in other limited circumstances. Only a certain number of shares are available for each type of award under the 2006 PIP, and there are limits on the number of shares that may be awarded to any one participant. The vesting period of awards granted is generally commensurate with the requisite service period. We generally issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards. We granted awards under the 2006 PIP for 2007 and 2006.

The following table summarizes stock-based compensation expense included in salaries and related expenses:

	Years Ended December 31,
	2007	2006	2005

Stock-based compensation expense	$85.9	$72.3	$46.1
Tax benefit	33.1	24.4	15.9

In addition, stock-based compensation expense of $4.9 is included in other reorganization-related charges for the year ended December 31, 2006. Stock-based compensation expense included in other reorganization-related charges was negligible for the year ended December 31, 2007.

The following table illustrates the pro forma effect on net loss applicable to common stockholders and loss per share if we had applied the fair value recognition provisions of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB No. 123 to all stock-based employee compensation, net of forfeitures for our stock option and ESPP plans for the year ended December 31, 2005:

As reported, net loss	$(262.9)
Dividends on preferred stock	26.3

Net loss applicable to common stockholders	$(289.2)
Add back:
Stock-based employee compensation expense included in net loss applicable to common stockholders, net of tax	30.2
Less:
Total fair value of stock-based employee compensation expense, net of tax	(62.6)

Pro forma net loss applicable to common stockholders	$(321.6)

Loss per share — basic and diluted
As reported	$(0.68)
Pro forma	$(0.76)

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Employee Stock Purchase Plans

The Interpublic Group of Companies Employee Stock Purchase Plan (2006) (the “2006 Plan”) became active April 1, 2007. Under the 2006 Plan, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period. The price an employee pays for a share of common stock under the 2006 Plan is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 15.0 shares are reserved for issuance under the 2006 Plan, of which 0.3 shares were issued for the year ended December 31, 2007. Total compensation expense associated with the issued shares was $0.6 for the year ended December 31, 2007.

Stock Options

Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date, are generally exercisable between two and four years from the grant date and expire ten years from the grant date (or earlier in the case of certain terminations of employment).

The following tables are a summary of stock option activity during 2007:

			Weighted-
			Average
			Remaining
		Weighted-Average	Contractual Term
	Options	Exercise Price	(in years)

Stock options outstanding as of January 1, 2007	32.6	$23.94
Granted	2.6	11.68
Exercised	(0.3)	9.66
Cancelled/expired	(6.5)	29.76
Forfeited	(0.1)	10.83

Stock options outstanding as of December 31, 2007	28.3	21.73	5.0
Stock options vested and expected to vest as of December 31, 2007	26.8	22.37	4.8
Stock options exercisable at December 31, 2007	20.5	25.92	3.2

			Weighted-
		Weighted-Average	Average
		Grant Date	Remaining
		Fair Value	Contractual Term
	Options	(per option)	(in years)

Non-vested as of January 1, 2007	6.3	$4.80
Granted	2.6	4.89
Vested	(1.0)	5.62
Forfeited	(0.1)	4.79

Non-vested as of December 31, 2007	7.8	4.73	8.5

There were 0.3, 0.1 and 0.2 stock options exercised during 2007, 2006 and 2005, respectively. The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was $0.9, $0.2, and $0.4, respectively. Accordingly, the related excess tax benefit classified as an inflow on the Consolidated Statements of Cash Flows was $0.3 and $0.1 in 2007 and 2006, respectively. The cash received from the stock options exercised

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

in 2007, 2006 and 2005 was $3.0, $0.9 and $0.2, respectively. As of December 31, 2007 there was $23.4 of total unrecognized compensation expense related to non-vested stock options granted, which is expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2007, the aggregate intrinsic value for stock options outstanding, vested and expected to vest, exercisable and non-vested is zero.

We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and our results of operations could be materially impacted.

The fair value of each option grant has been estimated with the following weighted-average assumptions:

	Years Ended December 31,
	2007	2006	2005

Expected volatility(1)	34.6%	38.9%	41.0%
Expected term (years)(2)	6.0	5.9	5.8
Risk free interest rate(3)	4.8%	5.1%	4.0%
Expected dividend yield(4)	0.0%	0.0%	0.0%
Option grant price	$11.68	$8.73	$12.39
Option grant-date fair value	$4.89	$3.91	$5.62

(1)	The expected volatility for the second half of 2005 and the twelve months ended December 31, 2007 and 2006 used to estimate the fair value of stock options awarded is based on a blend of: (i) historical volatility of our common stock for periods equal to the expected term of our stock options and (ii) implied volatility of tradable forward put and call options to purchase and sell shares of our common stock. For the first half of 2005, the expected volatility factor was based on historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options.

(2)	The estimate of our expected term for the second half of 2005 and the twelve months ended December 31, 2007 and 2006 is based on the average of (i) an assumption that all outstanding options are exercised upon achieving their full vesting date and (ii) an assumption that all outstanding options will be exercised at the midpoint between the current date (i.e., the date awards have ratably vested through) and their full contractual term. In determining the estimate, we considered several factors, including the historical option exercise behavior of our employees and the terms and vesting periods of the options. For the first half of 2005, our estimate of expected term was based on the historical patterns of exercises.

(3)	The risk free rate is determined using the implied yield currently available for zero-coupon U.S. government issuers with a remaining term equal to the expected term of the options.

(4)	No dividend yield was assumed because we currently do not pay cash dividends on our common stock and have no current plans to reinstate a dividend.

Stock-Settled Awards

Stock-settled awards include restricted stock and restricted stock units expected to be settled in stock. They are granted to certain key employees and are subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The vesting period is generally three years. No monetary consideration is paid by a recipient for a stock-settled award, and the fair value of the shares on the grant date is amortized over the vesting period.

During 2007, 2006 and 2005, we awarded 5.0, 5.3 and 4.6 shares of stock-settled awards with a weighted-average grant-date fair value of $11.68, $8.77 and $11.98 per award, respectively. The total fair value of vested stock-settled awards that were distributed to participants during 2007, 2006 and 2005 was $41.5, $11.0 and $19.8, respectively.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Cash-Settled Awards

Cash-settled awards include restricted stock units expected to be settled in cash. These awards are granted to certain key employees and generally vest over three years. Upon completion of the vesting period, the grantee is entitled, at the Compensation Committee’s discretion, to receive a payment in cash or in shares of common stock based on the fair market value of the corresponding number of shares of common stock. The holder of the cash-settled awards has no ownership interest in the underlying shares of common stock until the awards vest and the shares of common stock are issued. No monetary consideration is paid by a recipient for a cash-settled award. The fair value of cash-settled awards is adjusted at the end of each quarter based on our share price. We amortize stock-based compensation expense related to these awards over the vesting period based upon the quarterly-adjusted fair value.

During 2007, 2006 and 2005, we awarded 0.9, 2.2 and 1.6 cash-settled awards with a weighted-average grant-date fair value of $11.44, $8.88 and $12.09 per award, respectively. The total fair value of cash in respect of cash-settled awards distributed to participants during 2007, 2006 and 2005 was $6.7, $0.2 and $0.1, respectively.

Performance-Based Awards

Performance-based awards have been granted to certain key employees subject to certain restrictions and vesting requirements as determined by the Compensation Committee. Performance-based awards are a form of stock-based compensation in which the number of shares or units ultimately received by the participant depends on Company and/or individual performance against specific performance targets and can be settled in cash or shares. The awards generally vest over a three-year period subject to the participant’s continuing employment and the achievement of certain performance objectives. The final number of shares or units that could ultimately be received by a participant ranges from 0% to 200% of the target amount of shares originally granted. The holder of a performance-based award has no ownership interest in the underlying shares of common stock until the award vests and shares of common stock are issued. We amortize stock-based compensation expense for the estimated number of performance-based awards that we expect to vest over the vesting period using the grant-date fair value of the shares. No monetary consideration is paid by a participant for a performance-based award.

During 2007, 2006 and 2005 we awarded 2.9, 9.9 and 2.9 shares of performance-based stock, at target, with a weighted-average grant-date fair value of $11.69, $9.68 and $12.35 per award, respectively. The total fair value of performance-based awards distributed to participants during 2007 and 2006 was $1.4 and $0.1, respectively. No performance-based stock awards were distributed during 2005.

Certain stock-based compensation awards expected to be settled in cash have been classified as liabilities in the Consolidated Balance Sheets as of December 31, 2007 and 2006.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

A summary of the activity of our non-vested stock-settled awards, cash-settled awards, and performance-based awards during 2007 is presented below (performance-based awards are shown at 100% of the shares originally granted):

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant-Date Fair		Grant-Date Fair		Grant-Date Fair
		Value		Value		Value
	Awards	(per award)	Awards	(per award)	Awards	(per award)

Non-vested as of January 1, 2007	12.6	$12.16	4.1	$10.61	11.8	$10.21
Granted	5.0	11.68	0.9	11.44	2.9	11.69
Vested	(3.7)	16.83	(0.6)	13.13	(0.1)	9.19
Forfeited	(1.3)	10.99	(0.7)	10.84	(1.3)	10.76

Non-vested as of December 31, 2007	12.6	$10.73	3.7	$10.33	13.3	$10.49
Total unrecognized compensation expense remaining	$68.7		$14.6		$57.7
Weighted-average years expected to be recognized over	1.6		1.5		1.7

Share Appreciation Performance-Based Units

In August 2005, we granted Michael I. Roth, Chairman of the Board and Chief Executive Officer, 0.3 share appreciation performance-based units (“SAPUs”) based on a weighted-average grant-date stock price of $12.17. At the Compensation Committee’s discretion, Mr. Roth is entitled to receive a payment in cash or shares of common stock upon completion of a four-year vesting period. Mr. Roth has no ownership interest in the underlying shares of common stock until the SAPUs vest and the shares of common stock are issued. The fair value of the SAPUs is estimated using the Black-Scholes valuation model, using assumptions similar to those used for stock options. For 2007, we recorded a credit to stock-based compensation expense for SAPUs of $(0.4). The compensation expense recorded in 2006 for SAPUs was $0.6. There was no compensation expense recorded in 2005 for SAPUs, as the exercise price exceeded the market price. As of December 31, 2007, there was $0.1 of total unrecognized compensation expense related to non-vested SAPUs that is expected to be recognized over a weighted-average period of 1.6 years. We amortize stock-based compensation expense related to these awards over the vesting period based upon the quarterly-adjusted fair value.

Note 15:	Segment Information

As of December 31, 2007, we have two reportable segments: IAN, which is comprised of Draftfcb, Lowe, McCann Worldgroup, our media agencies and our leading stand-alone agencies, and CMG, which is comprised of the bulk of our specialist marketing service offerings. We also report for the “Corporate and other” group. As of December 31, 2005, we had an additional segment, Motorsports, which was sold during 2004 and had immaterial residual operating results in 2005. Future changes to our organizational structure may result in changes to the reportable segment disclosure.

Within IAN, our agencies provide a comprehensive array of global communications and marketing services, each offering a distinctive range of solutions for our clients. In addition, our stand-alone agencies, including Campbell-Ewald, Hill Holliday, Deutsch and Mullen, provide a full range of advertising, marketing

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

communications services and/or marketing services and partner with our global operating divisions as needed. IAN’s operating divisions share similar economic characteristics and are similar in other areas, specifically related to the nature of their services, the manner in which the services are provided and the similarity of their respective customers.

CMG, which includes Weber Shandwick, MWW Group, FutureBrand, DeVries, GolinHarris, Jack Morton, and Octagon Worldwide, provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity and strategic marketing consulting. CMG shares some similarities with service lines offered by IAN, however, CMG’s businesses, on an aggregate basis, have a higher proportion of arrangements for which they act as principal, a different distribution model than IAN and different margin structure.

The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income (loss), excluding the impact of restructuring and other reorganization-related charges (reversals) and long-lived asset impairment charges. With the exception of excluding these amounts from reportable segment operating income (loss), all segments follow the same accounting policies as those described in Note 1.

Certain Corporate and other charges are reported as a separate line item within total segment operating income (loss) and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, bonus, and other miscellaneous benefits for corporate office employees. In addition, salaries and related expenses include long-term incentive award accruals for a one-time performance-based equity award granted in 2006 to a limited number of senior executives across the Company. Office and general expenses primarily includes professional fees related to internal control compliance, financial statement audits, legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses also includes rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. Offsetting these expenses are amounts we allocate to operating divisions based on a formula that uses the revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Summarized financial information concerning our reportable segments is shown in the following table:

	Years Ended December 31,
	2007	2006	2005

Revenue:
IAN	$5,505.7	$5,230.6	$5,327.8
CMG	1,048.5	960.2	944.2
Motorsports	—	—	2.3

Total	$6,554.2	$6,190.8	$6,274.3

Segment operating income (loss):
IAN	$528.2	$391.4	$249.7
CMG	57.9	51.6	53.0
Motorsports	—	—	0.7
Corporate and other	(215.9)	(275.3)	(316.3)

Total	370.2	167.7	(12.9)

Restructuring and other reorganization-related (charges) reversals	(25.9)	(34.5)	7.3
Long-lived asset impairment and other charges	—	(27.2)	(98.6)
Interest expense	(236.7)	(218.7)	(181.9)
Interest income	119.6	113.3	80.0
Other income (expense)	8.5	(5.6)	19.5

Income (loss) from continuing operations before income taxes	$235.7	$(5.0)	$(186.6)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$127.4	$126.1	$135.3
CMG	22.9	19.2	18.3
Corporate and other	26.9	28.3	15.2

Total	$177.2	$173.6	$168.8

Capital expenditures:
IAN	$119.9	$92.8	$89.7
CMG	12.4	11.4	14.8
Corporate and other	15.3	23.6	36.2

Total	$147.6	$127.8	$140.7

	December 31,
Total assets:	2007	2006

IAN	$10,211.9	$9,359.5
CMG	961.2	908.3
Corporate and other	1,285.0	1,596.3

Total	$12,458.1	$11,864.1

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Revenue and long-lived assets are presented below by major geographic area:

	Revenue			Long-Lived Assets
	Years Ended December 31,			December 31,
	2007	2006	2005	2007	2006

U.S	$3,650.0	$3,441.2	$3,461.1	$2,797.1	$2,818.2

International:
United Kingdom	589.1	565.6	619.9	295.3	306.8
Continental Europe	1,084.7	1,043.0	1,135.5	609.2	606.0
Latin America	314.1	303.4	259.7	130.6	109.4
Asia Pacific	581.3	512.0	473.5	203.6	122.4
Other	335.0	325.6	324.6	256.7	216.0

Total international	2,904.2	2,749.6	2,813.2	1,495.4	1,360.6

Total consolidated	$6,554.2	$6,190.8	$6,274.3	$4,292.5	$4,178.8

Revenue is attributed to geographic areas based on where the services are performed. Furniture, equipment and leasehold improvements are allocated based upon physical location. Intangible assets, other assets and investments are allocated based on the location of the related operations.

Note 16:	Financial Instruments

	December 31,
	2007		2006
	Book Value	Fair Value	Book Value	Fair Value

Investment securities:
Short-term marketable securities	$22.5	$22.5	$1.4	$1.4
Long-term investments	40.4	64.1	73.0	91.2
Long-term debt	(2,214.5)	(2,050.5)	(2,214.4)	(2,275.2)
Financial commitments:
Other forward contracts	(18.8)	(18.8)	(13.7)	(13.7)

The carrying amounts reflected in our Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximated their respective fair values as of December 31, 2007 and 2006.

Investment Securities

Short-term marketable securities consist primarily of available-for-sale debt and equity securities that are publicly traded. Long-term investments consist primarily of public and non-public available-for-sale equity securities. These are mostly equity interests of less than 20% that we have in various agencies and are accounted for under the cost method.

Gross unrealized gains on our investments were $2.0, $7.2 and $22.6 for the years ended December 31, 2007, 2006 and 2005, respectively. Gross unrealized losses on our investments were $6.0, $13.5 and $0.2 for the years ended December 31, 2007, 2006 and 2005, respectively. Unrealized gains and losses are reported as a component of other comprehensive income (loss).

Gross realized gains on our investments were $4.8, $19.2 and $0.6 for the years ended December 31, 2007, 2006 and 2005, respectively. Gross realized losses on our investments were $5.8, $0.0 and $0.2 for the

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

years ended December 31, 2007, 2006 and 2005, respectively. Realized gains and losses are reported in other income (expense).

In July 2007, we purchased $12.5 of asset-backed, AAA-rated auction rate securities, representing our total investment in auction rate securities. These securities are purchased and sold through an auction process that allows us to either roll over our holdings, whereby we would continue to own our respective interest in the auction rate security, or sell our interests at par to gain immediate liquidity.

Our auction rate securities have failed to trade at recent auctions due to insufficient bids from buyers. Furthermore, based on recent market conditions we believe that it is uncertain that auctions will be successful and the market will recover in the foreseeable future. As such, we have determined that there has been an other-than-temporary decline in the fair value of these securities and have recognized an impairment charge of $5.8 to other income (expense). If future auctions are unsuccessful and the market continues to deteriorate, we may be required to further adjust the carrying value of these securities and realize an additional impairment charge for an other-than-temporary decline in fair value.

Long-Term Debt

Long-term debt includes variable and fixed rate debt. The fair value of our long-term debt instruments is based on market prices for debt instruments with similar terms and maturities.

Financial Commitments

Financial commitments include other forward contracts relating primarily to an obligation to repurchase 49% of the minority-owned equity shares of a consolidated subsidiary, valued pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity. Fair value measurement of the obligation was based upon the amount payable as if the forward contract was settled as of December 31, 2007 and 2006. Changes in the fair value of the obligation have been recorded as interest expense or income in the Consolidated Statements of Operations.

Note 17:	Commitments and Contingencies

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

	Years Ended December 31,
	2007	2006	2005

Gross rent expense	$389.9	$389.9	$404.4
Third-party sublease rental income	(23.5)	(20.7)	(25.4)

Net rent expense	$366.4	$369.2	$379.0

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are as follows:

		Sublease
		Rental
Period	Rent Obligations	Income	Net Rent

2008	$323.9	$(40.9)	$283.0
2009	300.9	(37.5)	263.4
2010	267.7	(31.0)	236.7
2011	233.7	(25.7)	208.0
2012	197.9	(20.2)	177.7
2013 and thereafter	871.0	(33.1)	837.9

Total	$2,195.1	$(188.4)	$2,006.7

Guarantees

We have certain contingent obligations under guarantees of certain of our subsidiaries (“parent company guarantees”) relating principally to credit facilities, guarantees of certain media payables and operating leases. The amount of such parent company guarantees was $327.1 and $327.9 as of December 31, 2007 and 2006, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2007, there are no material assets pledged as security for such parent company guarantees.

Contingent Acquisition Obligations

We have structured certain acquisitions with additional contingent purchase price obligations in order to reduce the potential risk associated with negative future performance of the acquired entity. In addition, we have entered into agreements that may require us to purchase additional equity interests in certain consolidated and unconsolidated subsidiaries. The amounts relating to these transactions are based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors. We have not recorded a liability for these items since the definitive amounts payable are not determinable or distributable. When the contingent acquisition obligations have been met and consideration is determinable and distributable, we record the fair value of this consideration as an additional cost of the acquired entity. However, we recognize deferred payments and purchases of additional interests after the effective date of purchase that are contingent upon the future employment of owners as compensation expense. Compensation expense is determined based on the terms and conditions of the respective acquisition agreements and employment terms of the former owners of the acquired businesses. This future expense will not be allocated to the assets and liabilities acquired and is amortized over the required employment terms of the former owners.

The following table details the estimated liability with respect to our contingent acquisition obligations and the estimated amount that would be paid under the options, in the event of exercise at the earliest exercise date. All payments are contingent upon achieving projected operating performance targets and satisfying other

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

conditions specified in the related agreements and are subject to revisions as the earn-out periods progress. As of December 31, 2007, our estimated future contingent acquisition obligations payable in cash are as follows:

	2008	2009	2010	2011	2012	Thereafter	Total

Deferred acquisition payments	$6.7	$15.2	$8.2	$3.5	$3.5	$—	$37.1
Put options with consolidated affiliates(1)	44.8	8.5	36.9	13.6	6.5	3.5	113.8
Put options with unconsolidated affiliates	8.0	2.7	2.6	—	—	—	13.3
Call options with consolidated affiliates	0.9	—	2.1	—	—	—	3.0

Total contingent acquisition payments	60.4(2)	26.4	49.8	17.1	10.0	3.5	167.2
Less cash compensation expense included above	1.9	1.2	0.7	0.2	0.2	0.2	4.4

Total	$58.5	$25.2	$49.1	$16.9	$9.8	$3.3	$162.8

(1)	We have entered into certain acquisitions that contain both put and call options with similar terms and conditions. In such instances, we have included the related estimated contingent acquisition obligations with put options.

(2)	In addition, we have an obligation for a put option with a consolidated affiliate payable in stock at $0.9.

We maintain certain put options with consolidated affiliates that are exercisable at the discretion of the minority owners as of December 31, 2007. These put options are assumed to be exercised in the earliest possible period subsequent to December 31, 2007. Therefore, the related estimated acquisition payments of $43.5 have been included within the total payments expected to be made in 2008 in the table above. These payments, if not made in 2008, will continue to carry-forward into 2009 or beyond until they are exercised or expire.

Legal Matters

SEC Investigation — Since January 2003 the SEC has been conducting a formal investigation in response to the restatement we first announced in August 2002, and in 2005 the investigation expanded to encompass the 2004 Restatement. We have also responded to inquiries from the SEC staff (the “Staff”) concerning the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K. We continue to cooperate with the investigation. We expect that the investigation will result in monetary liability, but as settlement discussions have not yet commenced, we cannot reasonably estimate the amount, range of amounts or timing of a resolution. Accordingly, we have not yet established any provision relating to these matters.

The Staff has informed us that it intends to seek approval from the Commission to enter into settlement discussions with us or, failing a settlement, to litigate an action charging the Company with various violations of the federal securities laws. In that connection, and as previously disclosed by the Company in a current report on Form 8-K filed June 14, 2007, the Staff sent the Company a “Wells notice,” which invited us to make a responsive submission before the Staff makes a final determination concerning its recommendation to the Commission. We expect to discuss settlement with the Staff once the Commission authorizes the Staff to engage in such discussions. We cannot at this time predict what the Commission will authorize or the outcome of any settlement negotiations.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Other Legal Matters — We are or have been involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition.

Note 18:	Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. Under the standard, an acquiring entity is required to record assets acquired and liabilities assumed in a business combination at fair value on the date of acquisition. Earn-out payments and other forms of contingent consideration will also be recorded at fair value on the acquisition date. The standard also requires fair value measurements to be used when recording non-controlling interests and contingent liabilities. In addition, the standard requires all costs associated with the business combination, including restructuring costs, to be expensed as incurred. For the Company, SFAS 141R is effective prospectively for business combinations having an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to January 1, 2009 would also apply the provisions of SFAS 141R. We are currently evaluating the potential impact of SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which amends ARB No. 51, Consolidated Financial Statements. This standard requires a noncontrolling interest in a subsidiary to be reported in equity on the consolidated financial statements separate from the parent’s equity. The standard also requires transactions that do not impact a parent’s controlling ownership and do not result in the deconsolidation of the subsidiary to be recorded as equity transactions, while those transactions that do result in a change in ownership and a deconsolidation of the subsidiary to be recorded in net income (loss) with the gain or loss measured at fair value. For the Company, SFAS 160 is effective January 1, 2009 and should be applied prospectively with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We are currently evaluating the potential impact of SFAS 160 on our Consolidated Financial Statements.

In June 2007, the EITF ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). Under EITF 06-11 a realized tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity classified non-vested equity shares, non-vested equity share units, and outstanding share options should be recognized as an increase to additional paid-in-capital. For the Company, EITF 06-11 is effective, prospectively, as of January 1, 2008. We do not expect the adoption of EITF 06-11 to have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. For the Company, SFAS 159 is effective as of January 1, 2008, but we do not intend to measure any additional financial instruments at fair value as a result of this statement. Therefore, we do not expect the adoption of SFAS 159 to have an impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity operates. The standard clarifies the principle that fair value should be based on the

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. For the Company, SFAS 157 is effective as of January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We do not expect the adoption of SFAS 157 to have a material impact on our Consolidated Financial Statements.

Note 19:	Out-of-Period Adjustments

During 2006, we recorded adjustments to certain vendor discounts and credits, contractual liabilities, foreign exchange, tax and other miscellaneous items which related to prior periods. Because these changes are not material to our consolidated financial statements for the periods prior to 2006, for the quarters of 2006 or for 2006 as a whole, we recorded these out-of-period amounts in their respective quarters of 2006.

	For The Year Ended December 31, 2006
			Loss from
			continuing
			operations
			before	Loss from
		Operating	provision for	continuing
	Revenue	income	income taxes	operations

As reported	$6,190.8	$106.0	$(5.0)	$(36.7)
Favorable/(unfavorable) adjustments:
Vendor discounts and credits	4.5	4.5	(0.6)	(0.6)
Contractual liabilities	—	4.4	4.4	4.4
Foreign exchange adjustments	—	—	4.8	4.8
Other adjustments	1.6	(3.5)	(6.5)	(7.2)

Total pre-tax adjustments	6.1	5.4	2.1	1.4

Tax adjustments				3.1

Total net adjustments				$4.5

Loss per share of common stock — basic and diluted:
As reported				$(0.20)

Effect of adjustments				$0.01

Weighted-average shares				428.1

Description of Out-of-Period Adjustments:

Vendor Discounts and Credits — In connection with our 2004 Restatement certain liabilities were recorded that were determined at that time to be a contractual obligation to clients. The revenue adjustment primarily relates to obtaining certain evidence in the fourth quarter of 2006 indicating that no actual contractual obligation existed in regard to those clients. The loss from continuing operations adjustment also includes a concession payment to a certain client.

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

Other Adjustments — Primarily relates to an adjustment to one of our cost investments of $3.2 which had been inappropriately marked to market.

Tax Adjustments — Includes the tax effect of the adjustments noted above and the correction of certain deferred tax assets and liabilities.

Note 20:	2006 Review of Stock Option Practices

In 2006 we reviewed our practices for stock option grants. Under applicable accounting standards prior to January 1, 2006 (APB No. 25), compensation expense should reflect the difference, if any, between an option’s exercise price and the market price of the Company’s stock at the measurement date, the point at which the terms and the recipients of the option grant are determined with finality. In some instances, we incorrectly determined the measurement date for accounting purposes to be the date as of which the exercise price was set rather than the date the grants were finalized. As a result, compensation expense in the pretax amount of $40.6 should have been recorded over the years 1996 through 2003.

In accordance with SAB No. 108, the materiality of these newly-identified errors was assessed against prior periods using the Company’s pre-SAB No. 108 policy (“iron-curtain” method) for quantifying materiality. After considering all of the quantitative and qualitative factors, these errors were not considered to be material to prior periods. Given that the effect of correcting these errors during 2006 would have caused our 2006 financial statements to be materially misstated, the Company concluded that the cumulative effect adjustment method of initially applying the guidance in SAB No. 108 was appropriate. The impact of the cumulative effect adjustment was a $26.4 charge to accumulated deficit, a $23.3 credit to additional paid-in capital and a $3.1 credit to other non-current liabilities to reflect certain taxes payable effective January 1, 2006.

Notes to Consolidated Financial Statements — (Continued)
(Amounts in Millions, Except Per Share Amounts)

Note 21:	Results by Quarter (Unaudited)

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		June 30,		September 30,		December 31, (1)
	2007	2006	2007	2006	2007	2006	2007	2006

Revenue	$1,359.1	$1,327.0	$1,652.7	$1,532.9	$1,559.9	$1,453.8	$1,982.5	$1,877.1
Salaries and related expenses	988.8	950.7	1,009.7	945.1	1,034.7	960.7	1,106.0	1,087.6
Office and general expenses	495.1	535.5	502.6	504.6	468.9	466.0	578.2	572.9
Restructuring and other reorganization-related (reversals) charges	(0.6)	0.4	(5.2)	6.3	5.2	6.2	26.5	21.6
Long-lived asset impairment and other charges	—	—	—	—	—	—	—	27.2
Operating (loss) income	(124.2)	(159.6)	145.6	76.9	51.1	20.9	271.8	167.8
Other (expense) income	(1.5)	0.6	8.0	24.3	(4.8)	22.6	6.8	(53.1)
Total (expenses) and other income	(28.0)	(19.6)	(20.8)	(1.3)	(34.7)	(9.3)	(25.1)	(80.8)
(Benefit of) provision for income taxes	(25.7)	(8.8)	(11.4)	5.0	35.8	10.5	60.2	12.0
(Loss) income from continuing operations	(125.9)	(170.2)	137.0	65.7	(21.9)	(1.3)	178.4	69.1
Net (loss) income	(125.9)	(170.2)	137.0	65.7	(21.9)	3.7	178.4	69.1
Net (loss) income applicable to common stockholders	$(132.8)	$(182.1)	$121.5	$44.2	$(28.8)	$(8.2)	$162.7	$49.1

(Loss) earnings per share of common stock
Basic:
Continuing operations	$(0.29)	$(0.43)	$0.27	$0.10	$(0.06)	$(0.03)	$0.35	$0.11
Discontinued operations	—	—	—	—	—	0.01	—	—

Total	$(0.29)	$(0.43)	$0.27	$0.10	$(0.06)	$(0.02)	$0.35	$0.11

Diluted:
Continuing operations	$(0.29)	$(0.43)	$0.24	$0.10	$(0.06)	$(0.03)	$0.31	$0.11
Discontinued operations	—	—	—	—	—	0.01	—	—

Total	$(0.29)	$(0.43)	$0.24	$0.10	$(0.06)	$(0.02)	$0.31	$0.11

(1)	As discussed in Note 19, during 2006 we recorded adjustments to certain vendor discounts and credits, contractual liabilities, foreign exchange, tax and other miscellaneous items which related to prior periods. For the fourth quarter of 2006, these adjustments resulted in a net favorable impact to revenue of $8.3, net favorable impact to salaries and related expenses of $4.2, net unfavorable impact to office and general expenses of $2.8 and a net favorable impact to net income of $11.9.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting located in Item 8 is incorporated by reference herein.

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2007 we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Remediation of Previously Disclosed Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, we identified material weaknesses in our internal control over financial reporting as of December 31, 2006. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The seven material weaknesses we reported as of December 31, 2006 are summarized as follows:

1.	Control Environment — The Company did not maintain an effective control environment. Specifically, the Company did not maintain a sufficient complement of personnel throughout its worldwide offices with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. In addition, the Company did not maintain effective controls over the monitoring of its existing internal control activities over financial reporting and, instead, placed heavy reliance on manual procedures without sufficient review.

2.	Revenue Recognition — The Company did not maintain effective controls over the accuracy, presentation and disclosure in recording revenue.

3.	Financial Statement Transactions and Journal Entries — The Company did not maintain effective controls to ensure that certain financial statement transactions and journal entries, both recurring and non-recurring, were appropriately initiated, authorized, processed, documented, accurately recorded and reviewed.

4.	Income Taxes — The Company did not maintain effective controls over (1) the accounting for income taxes to ensure amounts were accurately recorded in accordance with GAAP and (2) the reporting of income tax in the statutory accounts or income tax returns for operations outside of the U.S.

5.	Payroll and Compensation-Related Liabilities — The Company did not maintain effective controls relating to the completeness and accuracy of local payroll and compensation-related liabilities in certain operations.

6.	Safeguarding of Assets — The Company did not maintain effective controls over the safeguarding of assets. Controls were not designed and in place to segregate responsibility and authority between initiating, processing and recording transactions.

7.	Financial Applications and Data — The Company did not maintain effective controls over access and changes to the Company’s financial applications and data, and controls over spreadsheets used in the Company’s financial reporting process.

We made improvements in our internal control over financial reporting throughout 2006 and 2007, and in the fourth quarter of 2007 management concluded that the improved controls had been operating for a sufficient period of time to allow the effectiveness of the remediation measures to be validated. After reviewing the results of its testing in the fourth quarter of 2007, management concluded that controls related to the remediation of the material weaknesses previously disclosed in the 2006 Annual Report on Form 10-K were designed, in place and operating effectively for a sufficient period of time for management to determine that each of the material weaknesses was remediated as of December 31, 2007. The key changes in internal control and remedial actions taken related to these previously reported material weaknesses are discussed below.

1. Control Environment

•	Assessed and trained the accounting and finance personnel Company-wide and where appropriate either replaced personnel or hired additional, more competent resources.

•	Formalized reporting relationships of all financial personnel Company-wide with accounting and control-related responsibilities to the Corporate Controller.

•	Standardized and formalized a set of worldwide key controls and processes that comprise the Company’s internal control over financial reporting, including how each control is executed, evidenced, monitored and tested.

•	Created new standard global documentation and testing requirements of internal controls over financial reporting to ensure consistency in the overall evaluation of the design and operating effectiveness of internal controls within our operating units.

•	Held regularly scheduled meetings with management of our financial and operating units to ensure their understanding of the required procedures prior to executing internal management certification letters to accompany the financial statements they submit.

•	Ensured all employees with responsibility for the Company’s financial reporting, as well as other key personnel across the Company, completed a Code of Conduct course by the end of the fourth quarter of 2007 detailing the standards of conduct that are expected of all our employees in their day-to-day activities and in their relationships with our business partners and confirmed the employees’ understanding and commitment to adhere to these standards via a Company-wide certification process.

•	Created financial teams organized by region, reporting directly to the Corporate Controller, through which financial data and the corresponding control infrastructure at each entity is monitored and reviewed regularly. These teams execute formalized agency review programs and provide accounting advice and oversight of control-related procedures directly to agency financial personnel.

•	Reviewed, updated and communicated enhanced policies and procedures in several areas.

2. Revenue Recognition

•	Reviewed, updated and communicated an enhanced revenue recognition policy, which more clearly identifies the factors most relevant in determining the appropriate revenue recognition method to be used.

•	Implemented a global web-based revenue recognition platform that:

o	Documents the existence of persuasive evidence of the arrangement, whether the price is fixed or determinable and how collectibility is determined.

o	Documents the responses to a formalized series of questions focused on the significant terms and conditions of the contract to guide the determination of the appropriate revenue recognition method and timing on a consistent worldwide basis.

o	Requires varying levels of contract review and approval based on the contract value.

o	Facilitates the reconciliation between the revenue calculated using the data within the revenue recognition platform and the revenue recognized as reflected in the general ledger.

•	Established a central electronic repository for all documentation supporting significant client arrangements.

•	Developed and provided an intensive worldwide training program on revenue recognition principles and the use of the revenue recognition platform.

3. Financial Statement Transactions and Journal Entries

•	Continued the development and implementation of a shared services model to further consolidate various financial functions to attain efficiencies and to improve controls surrounding these activities.

•	Implemented a new global consolidation system. This system allows for improved financial reporting across the Company and provides enhanced control features related to the accumulation and reporting of financial data submitted by the Company’s operating units, as well as required approvals and system security.

•	In the fourth quarter of 2007, implemented improved policies and procedures combined with a comprehensive training program emphasizing the importance of transaction-related controls.

•	Increased focus on monitoring and detective controls, particularly with the creation of the regional finance teams.

•	Established procedures, reporting and appropriate monitoring to identify, evaluate and properly address potential issues around segregation of incompatible financial duties.

4. Income Taxes

•	Implemented revised periodic reporting for tax accounts, updated and enhanced related policies and procedures and increased tax training at regional and local levels.

•	Hired additional personnel to ensure that tax reporting information is being provided timely and accurately.

•	Centralized and implemented many income tax internal controls at the Corporate level and, in the fourth quarter of 2007, executed those controls for the first time.

•	Engaged outside professional tax advisors to review the local income tax returns of non-U.S. subsidiaries prior to filing to ensure that the tax returns are filed on a timely basis and are prepared in accordance with local law and regulations.

•	Implemented a global tax compliance tool to track non-U.S. tax return compliance.

5. Payroll and Compensation-Related Liabilities

•	Formed a corporate compensation committee and process whereby written approval is required for any non-traditional employment arrangement or compensation practice. This committee consists of senior representatives of the accounting, human resources, legal, tax and treasury departments. Determinations are made for all such arrangements with due consideration of local law and practice as well as Company policies and procedures.

6. Safeguarding of Assets

•	In the fourth quarter of 2007, established a standard set of requirements and implemented a standard process across the Company to identify, evaluate and address potential issues around segregation of incompatible financial duties.

•	The regional financial teams conduct regular site reviews, of which a component is devoted to assessing appropriate segregation of duties. The frequency of the site reviews is based on, among other things, the sufficiency of each site’s segregation of duties.

•	Established controls to deter and detect fraud with significant oversight and input by our Board of Directors and Audit Committee, including, but not limited to, ensuring proper follow-up and resolution of whistleblowers’ assertions. We have communicated to all our locations that an anonymous alert line is in place for use by employees who do not feel comfortable communicating with local management.

•	Provided training on business ethics and whistleblowing to ensure that employees apply proper protocol as defined by our policies.

•	Increased focus on monitoring and detective controls, particularly with the creation of the regional finance teams.

7. Financial Applications and Data

•	Developed and implemented standard information security policies and procedures across the Company to support appropriate user access controls over financial systems.

•	Improved awareness of the importance of information security and communication across the Company, including training information technology groups and members of the financial organization to ensure the effectiveness of user access controls over financial systems.

•	Developed and implemented standard system development and program change controls to ensure that changes to significant financial systems are properly requested, authorized and tested prior to implementing the changes in the live production environment.

•	Implemented a standard policy and procedures to ensure the effectiveness of controls over key spreadsheets utilized in the Company’s financial reporting process.

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as follows:

•	Centralized and implemented income tax internal controls at the Corporate level.

•	Established a standard set of requirements and implemented a standard process across the Company to identify, evaluate and address potential issues around segregation of incompatible financial duties.

•	Implemented improved policies and procedures combined with a comprehensive training program emphasizing the importance of transaction-related controls.

•	Enhanced certain aspects of the controls around proportional performance revenue arrangements.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the “Principal Committees of the Board of Directors” section, the “Audit Committee” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement, except for the description of the Company’s Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of Interpublic.”

NYSE Certification

In 2007, our CEO provided the Annual CEO Certification to the NYSE, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the “Compensation of Executive Officers” section, the “Non-Management Director Compensation” section, the “Compensation Discussion and Analysis” section and the “Compensation Committee Report” section of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the “Outstanding Shares” section of the Proxy Statement, except for information regarding the shares of Common Stock to be issued or which may be issued under our equity compensation plans, which is provided in the following table:

Equity Compensation Plan Information

			Number of Securities Remaining
	Number of Shares of		Available for Future
	Common Stock to be	Weighted-Average	Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Stock	(Excluding Securities
	Warrants and Rights	Options	Reflected in Column (a))
Plan Category	(a)(1)(2)	(b)	(c)(3)

Equity Compensation Plans Approved by Security Holders	44,246,508	$21.59	39,246,111
Equity Compensation Plans Not Approved by Security Holders(4)	656,500	$27.53	—

Total	44,903,008	$21.68	39,246,111

(1)	Includes a total of 11,873,104 performance-based share awards made under the 2004 and 2006 Performance Incentive Plan representing the target number of shares to be issued to employees following the completion of the 2005-2007 performance period (the “2007 LTIP Share Awards”), the 2006-2008 performance period (the “2008 LTIP Share Awards”) and the 2007-2009 performance period (the “2009 LTIP Share Awards”), respectively. The computation of the weighted-average exercise price in column (b) of this table does not take the 2007 LTIP Share Awards, the 2008 LTIP Share Awards or the 2009 LTIP Share Awards into account.

(2)	Includes a total of 4,690,322 restricted share unit and performance-based awards (“Share Unit Awards”) which may be settled in shares or cash. The computation of the weighted-average exercise price in column (b) of this table does not take the Share Unit Awards into account. Each Share Unit Award actually settled in cash will increase the number of shares of Common Stock available for issuance shown in column (c).

(3)	Includes 14,688,597 shares of our common stock available for issuance under the Employee Stock Purchase Plan (2006) (the “2006 Stock Purchase Plan”) as of December 31, 2007.

(4)	Consists of special stock option grants awarded to certain True North executives following our acquisition of True North (the “True North Options”). The True North Options have an exercise price equal to the fair market value of Interpublic’s common stock on the date of the grant. The terms and conditions of these stock option awards are governed by Interpublic’s 1997 Performance Incentive Plan. Generally, the options become exercisable between two and five years after the date of the grant and expire ten years from the grant date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the “Review and Approval of Transactions with Related Persons” section and the “Director Independence” section of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the “Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Listed below are all financial statements, financial statement schedules and exhibits filed as part of this Report on Form 10-K.

1. Financial Statements:

The Interpublic Group of Companies, Inc. and Subsidiaries Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005

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

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of the Registrant, as amended through October 24, 2005, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 9, 2005.
3(ii)	By-Laws of the Registrant, as amended and restated through March 23, 2006, are incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2006.
4(iii)(A)	Certificate of Designations of 5.25% Series B Cumulative Convertible Perpetual Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on October 24, 2005 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2005.
4(iii)(B)	Senior Debt Indenture, dated as of October 20, 2000 (the “2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.
4(iii)(C)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.
4(iii)(D)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.

Exhibit No.	Description

4(iii)(E)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(F)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(G)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.
4(iii)(H)	Senior Debt Indenture dated as of November 12, 2004 (the “2004 Indenture”), between the Registrant and Suntrust Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.
4(iii)(I)	First Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 5.40% Notes due 2009 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(J)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(K)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(L)	Fourth Supplemental Indenture, dated as of March 29, 2005, to the 2004 Indenture, as modified by the First Supplemental Indenture, dated as of November 18, 2004, with respect to the 5.40% Senior Unsecured Notes due 2009 is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(M)	Sixth Supplemental Indenture, dated as of December 8, 2006, to the 2004 Indenture, with respect to the Floating Rate Notes due 2010 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2006.
4(iii)(N)	Senior Debt Indenture, dated as of November 15, 2006 (the “2006 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.
4(iii)(O)	First Supplemental Indenture, dated as of November 15, 2006, to the 2006 Indenture, with respect to the 4.25% Convertible Senior Notes Due 2023 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.
4(iii)(P)	Second Supplemental Indenture, dated as of November 20, 2007, to the 2006 Indenture, with respect to the 4.75% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.
4(iii)(Q)	Warrant Agreement, dated as of June 13, 2006, between the Registrant and LaSalle Bank National Association, as Warrant Agent, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

Exhibit No.	Description

10(i)(A)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and UBS AG, London Branch, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.
10(i)(B)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and Morgan Stanley & Co. International Limited, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.
10(i)(C)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and JP Morgan Chase Bank, National Association, London Branch, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.
10(i)(D)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and Citibank, N.A., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.
10(i)(E)	L/C Issuance Agreement, dated as of June 13, 2006, between the Registrant, as Account Party, and Morgan Stanley Capital Services, Inc., as L/C Issuer, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.
10(i)(F)	Letter of Credit Agreement, dated as of June 13, 2006, between the Registrant and Citibank, N.A., is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.
10(i)(G)	3-Year Credit Agreement, dated as of June 13, 2006, among the Registrant, as Borrower, ELF Special Financing Ltd., as Initial Lender and L/C Issuer, and Morgan Stanley Capital Services, Inc., as Administrative Agent and L/C Administrator, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.
10(i)(H)	Registration Rights Agreement, dated as of November 15, 2006, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.
10(i)(I)	Registration Rights Agreement, dated as of November 20, 2007 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.
(i) Michael I. Roth
10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*
10(iii)(A)(2)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.*
10(iii)(A)(3)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2005.*
10(iii)(A)(4)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(5)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

Exhibit No.	Description

(ii) Philippe Krakowsky
10(iii)(A)(6)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*
10(iii)(A)(7)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*
10(iii)(A)(8)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*
10(iii)(A)(9)	Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2006.*
10(iii)(A)(10)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(11)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(14) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(12)	Amendment, dated September 12, 2007, to an Executive Special Benefit Agreement, dated February 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(15) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
(iii) Frank Mergenthaler
10(iii)(A)(13)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005.*
10(iii)(A)(14)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(15)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

Exhibit No.	Description

(iv) Timothy A. Sompolski
10(iii)(A)(16)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*
10(iii)(A)(17)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 6, 2004, between Interpublic and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(16) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(18)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(17) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
(v) John J. Dooner, Jr.
10(iii)(A)(19)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10(iii)(A)(20)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10(iii)(A)(21)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10(iii)(A)(22)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10(iii)(A)(23)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10(iii)(A)(24)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*
10(iii)(A)(25)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10(iii)(A)(26)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10(iii)(A)(27)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10(iii)(A)(28)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

Exhibit No.	Description

10(iii)(A)(29)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10(iii)(A)(30)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and John J. Dooner, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
(vi) Stephen Gatfield
10(iii)(A)(31)	Employment Agreement, made as of February 2, 2004, by and between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*
10(iii)(A)(32)	Participation Agreement under The Interpublic Senior Executive Retirement Income Plan, dated as of January 30, 2004, between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*
10(iii)(A)(33)	Supplemental Agreement, dated as of February 24, 2006, between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on March 3, 2006.*
10(iii)(A)(34)	Letter Agreement, dated March 15, 2006, by and between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.*
10(iii)(A)(35)	Executive Change of Control Agreement, dated as of September 30, 2007, by and between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
(x) Jill M. Considine
10(iii)(A)(36)	Deferred Compensation Agreement, dated as of April 1, 2002, between the Registrant and Jill M. Considine, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*
10(iii)(A)(37)	Letter, dated November 2, 2006, from Jill M. Considine to the Registrant, is incorporated by reference to Exhibit 10(iii)(B) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
(xi) Richard A. Goldstein
10(iii)(A)(38)	Deferred Compensation Agreement, dated as of June 1, 2001, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10(iii)(A)(39)	Letter, dated July 24, 2006, from Richard A. Goldstein to the Registrant, is incorporated by reference to Exhibit 10(iii)(A) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
Compensation Plans and Arrangements:
10(iii)(A)(40)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.*
10(iii)(A)(41)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.*

Exhibit No.	Description

10(iii)(A)(42)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).*
10(iii)(A)(43)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).*
10(iii)(A)(44)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10(iii)(A)(45)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10(iii)(A)(46)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002.*
10(iii)(A)(47)	The Interpublic Senior Executive Retirement Income Plan (the “SERIP”) is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*
10(iii)(A)(48)	The Interpublic Capital Accumulation Plan (the “CAP”) is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*
10(iii)(A)(49)	The Interpublic Outside Directors Stock Incentive Plan of the Registrant, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*
10(iii)(A)(50)	The Interpublic 2004 Performance Incentive Plan (the “2004 PIP”) is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*
10(iii)(A)(51)	The Interpublic Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*
10(iii)(A)(52)	2004 PIP — Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(53)	2004 PIP — Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(54)	2004 PIP — Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(55)	Non-Management Directors’ Plan — Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(56)	Non-Management Directors’ Plan — Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(57)	Non-Management Directors’ Plan — Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

Exhibit No.	Description

10(iii)(A)(58)	The SERIP — Form of Participation Agreement is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(59)	The CAP — Form of Participation Agreement is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(60)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on October 21, 2005.*
10(iii)(A)(61)	The Interpublic 2006 Performance Incentive Plan (the ”2006 PIP”) is incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006.*
10(iii)(A)(62)	2006 PIP — Form of Instrument of Performance Shares, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*
10(iii)(A)(63)	2006 PIP — Form of Instrument of Performance Units is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*
10(iii)(A)(64)	2006 PIP — Form of Instrument of Restricted Stock, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*
10(iii)(A)(65)	2006 PIP — Form of Instrument of Restricted Stock Units, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*
10(iii)(A)(66)	2006 PIP — Form of Instrument of Nonstatutory Stock Options, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*
10(iii)(A)(67)	Interpublic Executive Severance Plan, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*
10(iii)(A)(68)	The SERIP, Amended and Restated (the “Restated SERIP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(69)	The CAP, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(70)	Restated SERIP — Form of Restated Participation Agreement, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(71)	Restated SERIP — Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(72)	Restated CAP — Form of Restated Participation Agreement, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(73)	Restated CAP — Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

Exhibit No.	Description

10(iii)(A)(74)	Description of the Change in Compensation for Non-Management Directors, is incorporated by reference to Exhibit 10(iii)(A)(91) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.*
12	Supplemental Calculation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By:	/s/ Michael I. Roth
Michael I. Roth
Chairman of the Board
and Chief Executive Officer

February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael I. Roth Michael I. Roth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ Frank Mergenthaler Frank Mergenthaler	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ Christopher F. Carroll Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

/s/ Frank J. Borelli Frank J. Borelli	Director	February 29, 2008

/s/ Reginald K. Brack Reginald K. Brack	Director	February 29, 2008

/s/ Jocelyn Carter-Miller Jocelyn Carter-Miller	Director	February 29, 2008

/s/ Jill M. Considine Jill M. Considine	Director	February 29, 2008

/s/ Richard A Goldstein Richard A. Goldstein	Director	February 29, 2008

/s/ H. John Greeniaus H. John Greeniaus	Director	February 29, 2008

Name	Title	Date

/s/ Mary J. Steele Guilfoile Mary J. Steele Guilfoile	Director	February 29, 2008

/s/ William T. Kerr William T. Kerr	Director	February 29, 2008

/s/ J. Phillip Samper J. Phillip Samper	Director	February 29, 2008

/s/ David M. Thomas David M. Thomas	Director	February 29, 2008

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of the Registrant, as amended through October 24, 2005, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 9, 2005.
3(ii)	By-Laws of the Registrant, as amended and restated through March 23, 2006, are incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2006.
4(iii)(A)	Certificate of Designations of 5.25% Series B Cumulative Convertible Perpetual Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on October 24, 2005 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2005.
4(iii)(B)	Senior Debt Indenture, dated as of October 20, 2000 (the “2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.
4(iii)(C)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.
4(iii)(D)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.
4(iii)(E)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(F)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(G)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.
4(iii)(H)	Senior Debt Indenture dated as of November 12, 2004 (the “2004 Indenture”), between the Registrant and Suntrust Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.
4(iii)(I)	First Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 5.40% Notes due 2009 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(J)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.
4(iii)(K)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

Exhibit No.	Description

4(iii)(L)	Fourth Supplemental Indenture, dated as of March 29, 2005, to the 2004 Indenture, as modified by the First Supplemental Indenture, dated as of November 18, 2004, with respect to the 5.40% Senior Unsecured Notes due 2009 is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.
4(iii)(M)	Sixth Supplemental Indenture, dated as of December 8, 2006, to the 2004 Indenture, with respect to the Floating Rate Notes due 2010 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2006.
4(iii)(N)	Senior Debt Indenture, dated as of November 15, 2006 (the “2006 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.
4(iii)(O)	First Supplemental Indenture, dated as of November 15, 2006, to the 2006 Indenture, with respect to the 4.25% Convertible Senior Notes Due 2023 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.
4(iii)(P)	Second Supplemental Indenture, dated as of November 20, 2007, to the 2006 Indenture, with respect to the 4.75% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.
4(iii)(Q)	Warrant Agreement, dated as of June 13, 2006, between the Registrant and LaSalle Bank National Association, as Warrant Agent, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.
10(i)(A)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and UBS AG, London Branch, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.
10(i)(B)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and Morgan Stanley & Co. International Limited, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.
10(i)(C)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and JP Morgan Chase Bank, National Association, London Branch, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.
10(i)(D)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and Citibank, N.A., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.
10(i)(E)	L/C Issuance Agreement, dated as of June 13, 2006, between the Registrant, as Account Party, and Morgan Stanley Capital Services, Inc., as L/C Issuer, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.
10(i)(F)	Letter of Credit Agreement, dated as of June 13, 2006, between the Registrant and Citibank, N.A., is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.
10(i)(G)	3-Year Credit Agreement, dated as of June 13, 2006, among the Registrant, as Borrower, ELF Special Financing Ltd., as Initial Lender and L/C Issuer, and Morgan Stanley Capital Services, Inc., as Administrative Agent and L/C Administrator, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

Exhibit No.	Description

10(i)(H)	Registration Rights Agreement, dated as of November 15, 2006, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.
10(i)(I)	Registration Rights Agreement, dated as of November 20, 2007 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.
(i) Michael I. Roth
10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*
10(iii)(A)(2)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.*
10(iii)(A)(3)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2005.*
10(iii)(A)(4)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(5)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
(ii) Philippe Krakowsky
10(iii)(A)(6)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*
10(iii)(A)(7)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*
10(iii)(A)(8)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*
10(iii)(A)(9)	Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2006.*
10(iii)(A)(10)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

Exhibit No.	Description

10(iii)(A)(11)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(14) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(12)	Amendment, dated September 12, 2007, to an Executive Special Benefit Agreement, dated February 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(15) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
(iii) Frank Mergenthaler
10(iii)(A)(13)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005.*
10(iii)(A)(14)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(15)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
(iv) Timothy A. Sompolski
10(iii)(A)(16)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*
10(iii)(A)(17)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 6, 2004, between Interpublic and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(16) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(18)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(17) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
(v) John J. Dooner, Jr.
10(iii)(A)(19)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10(iii)(A)(20)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10(iii)(A)(21)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10(iii)(A)(22)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10(iii)(A)(23)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

Exhibit No.	Description

10(iii)(A)(24)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*
10(iii)(A)(25)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10(iii)(A)(26)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10(iii)(A)(27)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10(iii)(A)(28)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*
10(iii)(A)(29)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10(iii)(A)(30)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and John J. Dooner, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
(vi) Stephen Gatfield
10(iii)(A)(31)	Employment Agreement, made as of February 2, 2004, by and between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*
10(iii)(A)(32)	Participation Agreement under The Interpublic Senior Executive Retirement Income Plan, dated as of January 30, 2004, between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*
10(iii)(A)(33)	Supplemental Agreement, dated as of February 24, 2006, between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on March 3, 2006.*
10(iii)(A)(34)	Letter Agreement, dated March 15, 2006, by and between the Registrant and Stephen Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.*
10(iii)(A)(35)	Executive Change of Control Agreement, dated as of September 30, 2007, by and between the Registrant and Steve Gatfield, is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

Exhibit No.	Description

(x) Jill M. Considine
10(iii)(A)(36)	Deferred Compensation Agreement, dated as of April 1, 2002, between the Registrant and Jill M. Considine, is incorporated by reference to Exhibit 10(iii)(A)(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*
10(iii)(A)(37)	Letter, dated November 2, 2006, from Jill M. Considine to the Registrant, is incorporated by reference to Exhibit 10(iii)(B) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
(xi) Richard A. Goldstein
10(iii)(A)(38)	Deferred Compensation Agreement, dated as of June 1, 2001, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10(iii)(A)(39)	Letter, dated July 24, 2006, from Richard A. Goldstein to the Registrant, is incorporated by reference to Exhibit 10(iii)(A) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*
Compensation Plans and Arrangements:
10(iii)(A)(40)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.*
10(iii)(A)(41)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.*
10(iii)(A)(42)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).*
10(iii)(A)(43)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).*
10(iii)(A)(44)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10(iii)(A)(45)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10(iii)(A)(46)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002.*
10(iii)(A)(47)	The Interpublic Senior Executive Retirement Income Plan (the “SERIP”) is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*
10(iii)(A)(48)	The Interpublic Capital Accumulation Plan (the “CAP”) is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*
10(iii)(A)(49)	The Interpublic Outside Directors Stock Incentive Plan of the Registrant, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*
10(iii)(A)(50)	The Interpublic 2004 Performance Incentive Plan (the “2004 PIP”) is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

Exhibit No.	Description

10(iii)(A)(51)	The Interpublic Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*
10(iii)(A)(52)	2004 PIP — Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(53)	2004 PIP — Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(54)	2004 PIP — Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(55)	Non-Management Directors’ Plan — Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(56)	Non-Management Directors’ Plan — Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(57)	Non-Management Directors’ Plan — Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(58)	The SERIP — Form of Participation Agreement is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(59)	The CAP — Form of Participation Agreement is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(60)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on October 21, 2005.*
10(iii)(A)(61)	The Interpublic 2006 Performance Incentive Plan (the “2006 PIP”) is incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006.*
10(iii)(A)(62)	2006 PIP — Form of Instrument of Performance Shares, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*
10(iii)(A)(63)	2006 PIP — Form of Instrument of Performance Units is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*
10(iii)(A)(64)	2006 PIP — Form of Instrument of Restricted Stock, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*
10(iii)(A)(65)	2006 PIP — Form of Instrument of Restricted Stock Units, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*
10(iii)(A)(66)	2006 PIP — Form of Instrument of Nonstatutory Stock Options, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

Exhibit No.	Description

10(iii)(A)(67)	Interpublic Executive Severance Plan, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*
10(iii)(A)(68)	The SERIP, Amended and Restated (the “Restated SERIP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(69)	The CAP, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(70)	Restated SERIP — Form of Restated Participation Agreement, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(71)	Restated SERIP — Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(72)	Restated CAP — Form of Restated Participation Agreement, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(73)	Restated CAP — Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*
10(iii)(A)(74)	Description of the Change in Compensation for Non-Management Directors, is incorporated by reference to Exhibit 10(iii)(A)(91) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.*
12	Supplemental Calculation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contracts and compensation plans and arrangements.