Form 10-Q
period 2008-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2008-04-30
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer (Do not check if a smaller reporting company) ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of April 18, 2008 was 471,945,755.

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2007 Annual Report on Form 10-K.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2008	2007
REVENUE	$1,485.2	$1,359.1

OPERATING EXPENSES:
Salaries and related expenses	1,064.8	988.8
Office and general expenses	475.0	495.1
Restructuring and other reorganization-related charges (reversals)	3.2	(0.6)

Total operating expenses	1,543.0	1,483.3

OPERATING LOSS	(57.8)	(124.2)

EXPENSES AND OTHER INCOME:
Interest expense	(57.7)	(55.0)
Interest income	28.7	28.5
Other expense	(1.4)	(1.5)

Total (expenses) and other income	(30.4)	(28.0)

Loss before income taxes	(88.2)	(152.2)
Benefit of income taxes	(23.7)	(25.7)

Loss of consolidated companies	(64.5)	(126.5)
Loss applicable to minority interests, net of tax	0.6	0.4
Equity in net income of unconsolidated affiliates, net of tax	1.1	0.2

NET LOSS	(62.8)	(125.9)
Dividends on preferred stock	6.9	6.9

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(69.7)	$(132.8)

Loss per share of common stock — basic and diluted	$(0.15)	$(0.29)

Weighted-average number of common shares outstanding — basic and diluted	459.2	456.0

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

(Unaudited)

	March 31, 2008	December 31, 2007

ASSETS:
Cash and cash equivalents	$1,491.2	$2,014.9
Marketable securities	21.1	22.5
Accounts receivable, net of allowance of $54.7 and $61.8	3,752.7	4,132.7
Expenditures billable to clients	1,320.0	1,210.6
Other current assets	357.5	305.1

Total current assets	6,942.5	7,685.8
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,113.9 and $1,089.0	616.8	620.0
Deferred income taxes	535.0	479.9
Goodwill	3,265.4	3,231.6
Other assets	424.1	440.8

TOTAL ASSETS	$11,783.8	$12,458.1

LIABILITIES:
Accounts payable	$3,978.9	$4,124.3
Accrued liabilities	2,356.1	2,691.2
Short-term debt	103.3	305.1

Total current liabilities	6,438.3	7,120.6
Long-term debt	2,050.3	2,044.1
Deferred compensation and employee benefits	555.7	553.5
Other non-current liabilities	412.1	407.7

TOTAL LIABILITIES	9,456.4	10,125.9

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock	525.0	525.0
Common stock	46.0	45.9
Additional paid-in capital	2,649.2	2,635.0
Accumulated deficit	(803.9)	(741.1)
Accumulated other comprehensive loss, net of tax	(74.9)	(118.6)

	2,341.4	2,346.2
Less: Treasury stock	(14.0)	(14.0)

TOTAL STOCKHOLDERS’ EQUITY	2,327.4	2,332.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,783.8	$12,458.1

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Three months ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62.8)	$(125.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	43.1	43.0
(Reversal of) provision for bad debt	(1.3)	3.8
Amortization of restricted stock and other non-cash compensation	19.8	19.6
Amortization of bond discounts and deferred financing costs	7.0	7.8
Deferred income tax benefit	(53.5)	(48.5)
(Gains) losses on sales of businesses and investments	(0.9)	0.8
Loss applicable to minority interests, net of tax	(0.6)	(0.4)
Other	2.2	5.7
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	499.1	489.6
Expenditures billable to clients	(88.3)	(91.9)
Prepaid expenses and other current assets	(31.7)	(22.4)
Accounts payable	(256.0)	(347.4)
Accrued liabilities	(363.7)	(311.2)
Other non-current assets and liabilities	(0.4)	(5.1)

Net cash used in operating activities	(288.0)	(382.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(17.1)	(13.5)
Capital expenditures	(31.9)	(28.0)
Sales and maturities of short-term marketable securities	2.2	238.4
Purchases of short-term marketable securities	(1.7)	(288.4)
Proceeds from sales of businesses and investments, net of cash sold	3.1	16.8
Purchases of investments	(2.0)	(9.6)
Other investing activities	0.4	0.2

Net cash used in investing activities	(47.0)	(84.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 4.50% Convertible Senior Notes	(190.8)	—
Net decrease in short-term bank borrowings	(5.3)	(20.0)
Distributions to minority interests	(3.0)	(4.6)
Preferred stock dividends	(6.9)	(6.9)
Other financing activities	(1.1)	0.8

Net cash used in financing activities	(207.1)	(30.7)

Effect of exchange rate changes on cash and cash equivalents	18.4	8.5

Net decrease in cash and cash equivalents	(523.7)	(488.8)
Cash and cash equivalents at beginning of year	2,014.9	1,955.7

Cash and cash equivalents at end of period	$1,491.2	$1,466.9

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 1:  Basis of Presentation

The unaudited consolidated financial statements have been prepared by The Interpublic Group of Companies, Inc. (together with its subsidiaries, the “Company”, “Interpublic”, “we”, “us” or “our”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements.

In the opinion of management, these unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior periods to conform to the current period presentation. The consolidated results for interim periods are not necessarily indicative of results for the full year, as historically our consolidated revenue is higher in the second half of the year than in the first half. These financial results should be read in conjunction with our 2007 Annual Report on Form 10-K.

Note 2:  4.50% Convertible Senior Notes

In March 2008, holders of approximately $191.0 in aggregate principal amount of our 4.50% Convertible Senior Notes due 2023 (the “4.50% Notes”) exercised their put option that required us to repurchase their 4.50% Notes for cash, pursuant to the terms of the 4.50% Notes. The purchase price was 100% of the principal amount, which we paid from existing cash on hand. We can redeem the remaining 4.50% Notes (approximately $9.0 as of March 31, 2008) for cash on or after September 15, 2009.

Note 3:  Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The impact of adopting SFAS 157 as of January 1, 2008 was not material to our Consolidated Financial Statements.

FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS 157. FSP FAS 157-2, Effective Date of FASB Statement No. 157 deferred the effective date of SFAS 157 for the Company in relation to all nonfinancial assets and nonfinancial liabilities to January 1, 2009.

SFAS 157 establishes a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We primarily apply the market approach for recurring fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. We do not have any assets or liabilities measured at fair value on a recurring basis using Level 2 inputs as of March 31, 2008.

	Level 1	Level 3

Assets carried at fair value:
Cash equivalents	$523.0	$—
Short-term marketable securities	15.2	5.9
Long-term investments	14.3	—
Foreign currency derivatives	—	3.3

Liabilities carried at fair value:
Minority interest put obligation	$—	$(19.7)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

	Balance as of January 1, 2008	Realized gains (losses) included in net loss	Unrealized losses included in other comprehensive loss	Balance as of March 31, 2008

Assets carried at fair value:
Auction rate securities	$6.7	$—	$(0.8)	$5.9
Foreign currency derivatives	3.1	0.2	—	3.3

Liabilities carried at fair value:
Minority interest put obligation	$(18.8)	$(0.9)	$—	$(19.7)

We evaluate fair value of positions classified within the Level 3 category based on specific information in addition to quoted market prices, if available. Gains (losses) included in net loss for foreign currency derivatives and a minority interest put obligation are reported as a component of other expense and interest expense, respectively.

Note 4:  Supplementary Data

Accrued Liabilities

	March 31, 2008	December 31, 2007
Media and production expenses	$1,777.1	$1,943.5
Salaries, benefits and related expenses	330.3	471.9
Office and related expenses	84.1	90.9
Professional fees	25.6	27.7
Restructuring and other reorganization-related	18.7	30.1
Interest	25.4	33.8
Other	94.9	93.3

Total	$2,356.1	$2,691.2

2004 Restatement Liabilities

	March 31, 2008	December 31, 2007
Vendor discounts and credits	$165.9	$165.5
Internal investigations (includes asset reserves)	8.0	8.2
International compensation arrangements	10.9	10.9

Total	$184.8	$184.6

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

As part of the restatement set forth in our 2004 Annual Report on Form 10-K filed in September 2005 (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. For the three months ended March 31, 2008, we satisfied $0.5 of these liabilities through cash payments of $0.2 and reductions of certain client receivables of $0.3. Further reductions of these liabilities as a result of favorable settlements with clients and the release of liabilities due to the lapse of the respective statutes of limitations were offset by foreign currency effects. Also, as part of the 2004 Restatement, we recognized liabilities related to internal investigations and international compensation arrangements.

Restructuring and Other Reorganization-related Charges (Reversals)

Restructuring and other reorganization-related charges of $3.2 primarily relate to the restructuring program announced at Lowe Worldwide (“Lowe”) during the third quarter of 2007. These charges relate to accelerated leasehold amortization and severance adjustments for changes to management estimates due to an earlier-than-expected exit of certain employees. Payments during the quarter related to the 2007 program were approximately $9.0. The total liability balance as of March 31, 2008 for our restructuring programs is $21.5, of which $5.2, $8.4 and $7.9 relate to the 2007, 2003 and 2001 programs, respectively.

Other Expense

Other expense of $1.4 primarily relates to an estimate of our monetary liability arising from the previously disclosed SEC investigation of our past restatements of our financial statements of $12.0, partially offset by vendor discounts and credit adjustments of $7.1. These adjustments reflect the reversal of certain liabilities where the statute of limitations has lapsed. See Note 10 for further discussion relating to the SEC investigation.

Note 5:  Employee Benefits

We have a defined benefit plan which covers substantially all regular U.S. employees employed through March 31, 1998. In addition, some of our agencies have additional domestic plans. These plans are closed to new participants. We also have numerous plans outside of the U.S., some of which are funded, while others provide payments at the time of retirement or termination under applicable labor laws or agreements. Some of our domestic and foreign subsidiaries also provide postretirement health benefits to eligible employees and their dependents. Additionally, some of our domestic subsidiaries provide postretirement life insurance to eligible employees. The components of net periodic cost for our pension plans and postretirement benefit plans are as follows:

	Domestic pension plans		Foreign pension plans		Postretirement benefit plans
Three months ended March 31,	2008	2007	2008	2007	2008	2007
Service cost	$—	$—	$3.9	$3.5	$0.1	$0.1
Interest cost	2.0	2.1	7.0	6.1	0.9	0.9
Expected return on plan assets	(2.6)	(2.5)	(6.3)	(5.9)	—	—
Amortization of:
Prior service cost	—	—	0.1	0.1	—	—
Unrecognized actuarial losses	1.2	1.2	0.2	0.8	0.3	0.3

Net periodic cost	$0.6	$0.8	$4.9	$4.6	$1.3	$1.3

During the three months ended March 31, 2008, we made contributions of $7.6 to our foreign pension plans. For the remainder of 2008, we expect to contribute approximately $19.0 to our foreign pension plans. In anticipation of changes required by the Pension Protection Act of 2006, we expect to contribute $2.3 for our domestic pension plans during 2008. During the three months ended March 31, 2008, we did not make any contributions to our domestic pension plans.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 6:  Comprehensive Loss

	Three months ended March 31,
	2008	2007
Net Loss	$(62.8)	$(125.9)
Foreign currency translation adjustment	46.5	13.7
Adjustments to pension and other postretirement plans, net of tax	0.4	(0.2)
Net unrealized holding (losses) gains on securities, net of tax	(3.2)	(0.7)

Total	$(19.1)	$(113.1)

Note 7:  Loss Per Share

Loss per basic common share equals net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the applicable period. The following sets forth basic and diluted loss per common share applicable to common stock.

	Three months ended March 31,
	2008	2007
Net loss	$(62.8)	$(125.9)
Less: Preferred stock dividends	6.9	6.9

Net loss applicable to common stockholders	$(69.7)	$(132.8)

Weighted-average number of common shares outstanding — basic and diluted	459.2	456.0

Loss per share — basic and diluted	$(0.15)	$(0.29)

Basic and diluted shares outstanding and loss per share are equal for the three months ended March 31, 2008 and 2007 because our potentially dilutive securities are antidilutive as a result of the net loss applicable to common stockholders in each period presented.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The following table presents the potential shares excluded from diluted loss per share because the effect of including these potential shares would be antidilutive.

	Three months ended March 31,
	2008	2007
Stock options and non-vested restricted stock awards	9.2	8.6
Capped warrants	—	5.6
Uncapped warrants	—	2.7
4.75% Convertible Senior Notes	16.1	—
4.25% Convertible Senior Notes	32.2	32.2
4.50% Convertible Senior Notes	13.5	32.2
Series B Cumulative Convertible Perpetual Preferred Stock	38.4	38.4

Total	109.4	119.7

Securities excluded from the diluted loss per share calculation because the exercise price was greater than the average market price:
Stock options (1)	26.7	19.3
Warrants (2)	67.9	—

[1]

These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury stock method would reduce this amount.

[2]	The potential dilutive impact of the warrants is based upon the difference between the market price of one share of our common stock and the stated exercise prices of the warrants.

Note 8:  Taxes

For the three months ended March 31, 2008, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes and losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances.

With respect to all tax years open to examination by U.S. Federal and various state, local, and non-U.S. tax authorities, we currently anticipate that the total unrecognized tax benefits will decrease by an amount between $40.0 and $50.0 in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitation. This net decrease is related to various items of income and expense, including transfer pricing adjustments and adjustments related to the 2004 Restatement. For this purpose, we expect to complete our discussions with the IRS appeals division regarding the years 1997 through 2004 within the next twelve months.

In December 2007, the IRS commenced its examination for the years 2005 and 2006 tax years. In addition, we have various tax years under examination by tax authorities in various countries, such as the U.K., and in various states, such as New York, in which we have significant business operations. It is not yet known whether these examinations will, in the aggregate, result in our paying additional taxes. We believe our tax reserves are adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and, if necessary, adjust our reserves as additional information or events require.

With limited exceptions, we are no longer subject to U.S. income tax audits for the years prior to 1997, state and local income tax audits for the years prior to 1999, or non-U.S. income tax audits for the years prior to 2000.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 9:  Segment Information

We have two reportable segments: Integrated Agency Networks (“IAN”), which is comprised of Draftfcb, Lowe, McCann Worldgroup, our media services and our fully integrated independent agencies, and Constituency Management Group (“CMG”), which is comprised of the bulk of our specialist marketing service offerings. We also report results for the Corporate and other group. Segment information is presented consistently with the basis described in our 2007 Annual Report on Form 10-K. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended March 31,
	2008	2007
Revenue:
IAN	$1,241.1	$1,131.2
CMG	244.1	227.9

Total	$1,485.2	$1,359.1

Segment operating income (loss):
IAN	$(19.8)	$(64.8)
CMG	6.7	(1.4)
Corporate and other	(41.5)	(58.6)

Total	(54.6)	(124.8)

Restructuring and other reorganization-related (charges) reversals	(3.2)	0.6
Interest expense	(57.7)	(55.0)
Interest income	28.7	28.5
Other expense	(1.4)	(1.5)

Loss before income taxes	$(88.2)	$(152.2)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$32.4	$31.2
CMG	4.0	4.7
Corporate and other	6.7	7.1

Total	$43.1	$43.0

Capital expenditures:
IAN	$25.1	$19.7
CMG	4.4	2.0
Corporate and other	2.4	6.3

Total	$31.9	$28.0

	March 31, 2008	December 31, 2007
Total assets:
IAN	$10,009.9	$10,211.9
CMG	1,015.8	961.2
Corporate and other	758.1	1,285.0

Total	$11,783.8	$12,458.1

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 10:  Commitments and Contingencies

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

We continue to cooperate with the investigation and we are currently in advanced settlement discussions with the SEC staff. We expect that the investigation will result in monetary liability, and in the first quarter of 2008 we established a provision of $12.0 that is recorded in other expense in our Consolidated Financial Statements. We cannot at this time predict with certainty the outcome of the settlement negotiations.

Other Legal Matters

We are or have been involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition.

Guarantees

As discussed in our 2007 Annual Report on Form 10-K, we have contingent obligations under guarantees of certain obligations of our subsidiaries relating principally to credit facilities, guarantees of certain media payables and operating leases of certain subsidiaries. As of March 31, 2008 there have been no material changes to these guarantees.

Note 11:  Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. Under the standard, an acquiring entity is required to record assets acquired and liabilities assumed in a business combination at fair value on the date of acquisition. Earn-out payments and other forms of contingent consideration are also required to be recorded at fair value on the acquisition date. The standard also requires fair value measurements to be used when recording non-controlling interests and contingent liabilities. In addition, the standard requires all costs associated with the business combination, including restructuring costs, to be expensed as incurred. For the Company, SFAS 141R is effective prospectively for business combinations having an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to January 1, 2009 would also apply the provisions of SFAS 141R. We are currently evaluating the potential impact of SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which amends ARB No. 51, Consolidated Financial Statements. This standard requires a noncontrolling interest in a subsidiary to be reported as equity on the consolidated financial statements separate from the parent’s equity. The standard also requires transactions that do not impact a parent’s controlling ownership and do not result in the deconsolidation of the subsidiary to be recorded as equity transactions, while those transactions that do result in a change in ownership and a deconsolidation of the subsidiary to be recorded in net income (loss) with the gain or loss measured at fair value. For the Company, SFAS 160 is effective January 1, 2009 and should be applied prospectively with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We are currently evaluating the potential impact of SFAS 160 on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. For the Company, SFAS 159 is effective as of January 1, 2008, but we did not elect to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS 159 has not had an impact on our Consolidated Financial Statements.

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

CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion of our accounting policies that require critical judgment, assumptions and estimates in our 2007 Annual Report on Form 10-K.

RECENT ACCOUNTING STANDARDS, by reference to Note 11 to the unaudited Consolidated Financial Statements, provides a discussion of accounting standards that we have not yet been required to implement, but which may affect us in the future, as well as those accounting standards that have been adopted during 2008.

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

Our strategy is focused on improving our organic revenue growth and operating margins, with our ultimate objective to be fully competitive with our industry peer group on both measures.

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

Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues is generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this risk. As a result, both positive and negative

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

currency fluctuations against the U.S. Dollar will continue to affect our results of operations. The weakening of the U.S. Dollar against the currencies of many countries in which we operate contributed to higher revenues and operating expenses. During the first quarter of 2008, the U.S. Dollar was generally weaker against the Euro, Brazilian Real, Australian Dollar and Japanese Yen compared to the first quarter of 2007. The average value of the Euro, in which a considerable amount of our international operations are conducted, strengthened approximately 13% against the U.S. Dollar during the first quarter of 2008 compared to the first quarter of 2007. Foreign currency variations resulted in increases of approximately 4% in revenues, salaries and related expenses and office and general expenses in the first quarter of 2008 compared to the first quarter of 2007.

As discussed in more detail in this MD&A, for the first quarter of 2008 compared to the first quarter of 2007:

•	Total revenue increased by 9.3%. The organic revenue increase was 5.1%, primarily due to higher revenue from existing clients and net client wins.

•

Operating margin was (3.9%) in 2008, compared to (9.1%) in 2007. Salaries and related expenses as a percentage of revenue was 71.7% in 2008, compared to 72.8% in 2007. Office and general expenses as a percentage of revenue was 32.0% in 2008, compared to 36.4% in 2007.

•	Total salaries and related expenses increased 7.7%. The organic increase was 3.4%, primarily to support the growth of our business.

•	Total office and general expenses decreased 4.1% mainly due to lower professional fees. The organic decrease was 6.7%.

•

Cash, cash equivalents and marketable securities decreased $525.1 during the first quarter of 2008, primarily due to working capital usage and the repurchase of approximately $191.0 of our 4.50% Notes.

RESULTS OF OPERATIONS

Consolidated Results of Operations — Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

REVENUE

	Three months ended March 31, 2007	Components of change			Three months ended March 31, 2008	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Consolidated	$1,359.1	$51.9	$4.5	$69.7	$1,485.2	5.1%	9.3%
Domestic	806.0	—	0.7	42.2	848.9	5.2%	5.3%
International	553.1	51.9	3.8	27.5	636.3	5.0%	15.0%
United Kingdom	134.5	1.3	3.2	5.0	144.0	3.7%	7.1%
Continental Europe	206.6	28.3	(7.2)	7.4	235.1	3.6%	13.8%
Asia Pacific	95.7	9.4	10.5	11.5	127.1	12.0%	32.8%
Latin America	56.0	7.2	(2.1)	3.9	65.0	7.0%	16.1%
Other	60.3	5.7	(0.6)	(0.3)	65.1	(0.5%)	8.0%

Our revenue increased by $126.1, primarily consisting of organic revenue growth of $69.7 and a favorable foreign currency rate impact of $51.9. The domestic organic revenue growth was primarily driven by expanding business with existing clients and winning new clients in advertising and public relations. The international organic revenue increase was primarily driven by net client wins and increased client spending throughout Europe, and increases in spending by existing clients in the Asia Pacific region.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Our revenue is subject to fluctuations related to seasonal spending from our clients. Most of our expenses are recognized ratably throughout the year and are less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal holiday spending of our clients, incentives earned at year-end on various contracts and project work completed that is typically recognized during the fourth quarter.

Refer to the segment discussion later in this MD&A for more detailed information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended March 31,
	2008		2007
	$	% of Revenue	$	% of Revenue
Salaries and related expenses	$1,064.8	71.7%	$988.8	72.8%
Office and general expenses	475.0	32.0%	495.1	36.4%
Restructuring and other reorganization-related charges (reversals)	3.2		(0.6)

Total operating expenses	$1,543.0		$1,483.3

Operating loss	$(57.8)	(3.9%)	$(124.2)	(9.1%)

Salaries and Related Expenses

		Components of change				Change
	2007	Foreign currency	Net acquisitions/ (divestitures)	Organic	2008	Organic	Total
Three months ended March 31,	$988.8	38.0	4.0	34.0	$1,064.8	3.4%	7.7%

The following table details our salary and related expenses as a percentage of consolidated revenue.

	Three months ended March 31,
	2008	2007
Base salaries, benefits and tax	60.5%	61.5%
Incentive expense	3.8%	3.8%
Severance expense	0.9%	0.8%
Temporary help	3.6%	3.9%
All other salaries and related expenses	2.9%	2.8%

Salaries and related expenses increased by $76.0 compared to the first quarter of 2007, primarily consisting of an organic salary increase of $34.0 and an adverse foreign currency rate impact of $38.0. The organic increase was primarily due to higher base salaries and benefits of $27.7, primarily to support business growth, predominantly at our largest network, McCann. However, base salaries, benefits and tax as a percentage of revenue improved during the first quarter of 2008 when compared to 2007.

There was not a significant change in our trend of incentive expense during the first quarter of 2008 when compared to 2007. Changes in our incentive awards mix can impact future period expense as cash bonus awards are expensed during the year they are earned and long-term incentive stock awards are expensed over the performance period, generally three years. Additionally, changes can occur based on projected results and could impact trends between various periods in the future. Quarterly results in 2008 when compared to 2007 may fluctuate due to the changes in the mix of awards and expense patterns in 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Office and General Expenses

		Components of change				Change
	2007	Foreign currency	Net acquisitions/ (divestitures)	Organic	2008	Organic	Total
Three months ended March 31,	$495.1	19.1	(6.0)	(33.2)	$475.0	(6.7%)	(4.1%)

The following table details our office and general expenses as a percentage of consolidated revenue. All other office and general expenses includes production expenses, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Three months ended March 31,
	2008	2007
Professional fees	2.5%	4.0%
Occupancy expense (excluding depreciation and amortization)	8.8%	9.5%
Travel & entertainment, office supplies and telecom	4.9%	5.2%
All other office and general expenses	15.8%	17.7%

Office and general expenses decreased by $20.1 compared to the first quarter of 2007, primarily consisting of an organic decrease of $33.2, partially offset by a foreign currency rate impact of $19.1. The organic decrease was primarily due to improvements in our financial systems, back-office processes and internal controls we made throughout 2007 and reduced legal consultations, all of which resulted in lower professional fees of $18.1.

Production expenses can be a significant component of our office and general expenses and can vary significantly between periods depending upon the timing of completion of certain projects. There was no significant change in our trend of production expenses during the first quarter of 2008 when compared to 2007. The timing of production expenses could impact trends between various periods in the future.

Restructuring and Other Reorganization-Related Charges (Reversals)

Restructuring and other reorganization-related charges of $3.2 primarily relate to the restructuring program announced at Lowe during the third quarter of 2007. These charges relate to accelerated leasehold amortization and severance adjustments for changes to management estimates due to an earlier than expected exit of certain employees. The total liability balance as of March 31, 2008 for our restructuring programs is $21.5, of which $5.2, $8.4 and $7.9 relate to the 2007, 2003 and 2001 programs, respectively.

EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2008	2007
Cash interest on debt obligations	$(50.7)	$(47.8)
Non-cash amortization	(7.0)	(7.2)

Interest expense	(57.7)	(55.0)
Interest income	28.7	28.5

Net interest expense	(29.0)	(26.5)
Other expense	(1.4)	(1.5)

Total	$(30.4)	$(28.0)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Net Interest Expense

The increase in net interest expense during the first quarter of 2008 is primarily due to increased cash interest expense. Cash interest expense increased primarily due to higher average short-term debt balances at certain agencies outside the U.S.

Other Expense

Other expense of $1.4 primarily relates to an estimate of our monetary liability arising from the previously disclosed SEC investigation of our past restatements of our financial statements of $12.0, partially offset by vendor discounts and credit adjustments of $7.1. These adjustments reflect the reversal of certain liabilities where the statute of limitations has lapsed.

We continue to cooperate with the SEC investigation, and we are currently in advanced settlement discussions with the SEC staff, but we cannot at this time predict with certainty the outcome of the settlement negotiations. See Note 10 to the Consolidated Financial Statements for further discussion relating to the SEC investigation.

INCOME TAXES

	Three months ended March 31,
	2008	2007
Loss before income taxes	$(88.2)	$(152.2)

Benefit of income taxes	$(23.7)	$(25.7)

Our tax rates are affected by many factors, including our worldwide earnings from various countries, disposition activity, changes in legislation and tax characteristics of our income. Specifically, for the three months ended March 31, 2008, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes and losses incurred in certain non-U.S. jurisdictions that receive no corresponding tax benefit. The improvement in the effective tax rate was primarily attributable to a reduction in the losses incurred in non-U.S. jurisdictions that receive no benefit.

For the three months ended March 31, 2007 the difference between the effective tax rate and the statutory rate of 35% was due primarily to state and local taxes, losses incurred in certain non-U.S. jurisdictions that receive no benefit and the write-off of deferred tax assets for restricted stock.

LOSS PER SHARE

For the first quarter of 2008, net loss was $62.8 and net loss applicable to common shareholders was $69.7, or $(0.15) per basic and diluted share, compared to a $125.9 net loss and net loss applicable to common shareholders was $132.8, or $(0.29) per basic and diluted share a year earlier.

Segment Results of Operations — Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

As discussed in Note 9 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2008: IAN and CMG. We also report results for the Corporate and other group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

IAN

REVENUE

	Three months ended March 31, 2007	Components of change			Three months ended March 31, 2008	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Consolidated	$1,131.2	$46.9	$10.9	$52.1	$1,241.1	4.6%	9.7%
Domestic	656.7	—	0.7	34.6	692.0	5.3%	5.4%
International	474.5	46.9	10.2	17.5	549.1	3.7%	15.7%

The revenue increase in the first quarter of 2008 was primarily the result of organic revenue increases and net changes in foreign currency exchange rates. The domestic organic increase was a result of higher revenue from existing clients and net client wins, primarily at McCann, Hill Holliday and Deutsch. Partially offsetting this domestic organic increase was decreased revenue from one of our independent agencies that received a performance incentive award in the first quarter of 2007 that did not repeat in 2008. The international organic increase was due to increases in client spending at our media businesses, which consist of Initiative Media and Universal McCann, throughout Europe. Additionally, there was an increase in client spending at Lowe, primarily in the Asia Pacific region.

SEGMENT OPERATING LOSS

	Three months ended March 31,		Change
	2008	2007
Segment operating loss	$(19.8)	$(64.8)	(69.4%)
Operating margin	(1.6%)	(5.7%)

Operating loss improved during the first quarter of 2008 due to an increase in revenue of $109.9 and a decrease in office and general expenses of $5.7, partially offset by an increase in salaries and related expenses of $70.6. Higher salaries and related expenses were primarily due to an increase in base salaries, benefits, and temporary help of $64.1 to support growth, primarily at McCann.

CMG

REVENUE

	Three months ended March 31, 2007	Components of change			Three months ended March 31, 2008	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Consolidated	$227.9	$5.0	$(6.4)	$17.6	$244.1	7.7%	7.1%
Domestic	149.3	—	—	7.6	156.9	5.1%	5.1%
International	78.6	5.0	(6.4)	10.0	87.2	12.7%	10.9%

The revenue increase in the first quarter of 2008 was primarily a result of organic revenue increases. The domestic organic revenue increase was primarily due to expanding business with existing clients in the public relations business. The international organic revenue increase was largely related to the events marketing business due to client wins in the United Kingdom and the completion of several projects with existing clients during the quarter, primarily in the Asia Pacific region. Revenues in the events marketing business can fluctuate due to timing of completed projects, as revenue is typically recognized when the project is complete. Furthermore, we generally act as principal for these projects and as such record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

SEGMENT OPERATING INCOME (LOSS)

	Three months ended March 31,		Change
	2008	2007
Segment operating income (loss)	$6.7	$(1.4)	—
Operating margin	2.7%	(0.6%)

Operating income increased during the first quarter of 2008 due to an increase in revenue of $16.2 and a decrease in office and general expenses of $2.5, partially offset by an increase in salaries and related expenses of $10.6. Salaries and related expenses increased primarily due to an increase in base salaries and benefits of $7.5 related to the hiring of additional staff in the public relations business to support revenue growth.

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line item within total segment operating income (loss) and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, bonus, and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits, legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of these expenses are allocated to operating divisions based on a formula that uses the revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Corporate and other expenses decreased by $17.1 to $41.5 for the three months ended March 31, 2008. This was primarily driven by improvements in our financial systems, back-office processes and internal controls we made throughout 2007 and reduced legal consultations, all of which resulted in lower professional fees.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

	Three months ended March 31,
	2008	2007
Net cash used in operating activities	$(288.0)	$(382.5)
Net cash used in investing activities	(47.0)	(84.1)
Net cash used in financing activities	(207.1)	(30.7)

Working capital usage (included in operating activities)	$(240.6)	$(283.3)

	March 31, 2008	December 31, 2007	March 31, 2007
Cash, cash equivalents and marketable securities	$1,512.3	$2,037.4	$1,518.4

Cash, cash equivalents and marketable securities decreased by $525.1 during the first quarter of 2008, primarily due to working capital usage and the repurchase of the 4.50% Notes. We typically use cash in the first quarter due to the seasonality of both revenue and working capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Operating Activities

Cash used in operating activities during the first quarter of 2008 of $288.0 reflects an improvement compared to 2007. Net cash used in operating activities is primarily due a working capital usage of $240.6 and net loss of $62.8, which includes net non-cash expense items of $15.8. Net non-cash expense items primarily include depreciation of fixed assets, the amortization of intangible assets, restricted stock awards, non-cash compensation, bond discounts and deferred financing costs, and deferred taxes.

During the first quarter of 2008, we used working capital of $240.6 compared to a use of working capital of $283.3 during the first quarter of 2007. This represents an improvement of $42.7. Working capital usage reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. The working capital usage was impacted by the timing of certain vendor payments, cash collections from clients, payment of cash incentive awards and tax payments. Cash incentive awards are accrued throughout the year, but paid during the first quarter of the subsequent year. As we continue to strengthen our business operations we anticipate that working capital will improve.

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

Investing Activities

Cash used in investing activities during the first quarter of 2008 primarily reflects capital expenditures of $31.9 related to leasehold improvements, computer hardware and furniture and fixtures.

Financing Activities

In March 2008, holders of approximately $191.0 in aggregate principal amount of our 4.50% Notes due 2023 exercised their put option that required us to repurchase their 4.50% Notes. Payment for the purchased 4.50% Notes was made with available cash. In addition, cash used in financing activities during the first quarter of 2008 reflects dividend payments of $6.9 on our Series B Preferred Stock.

LIQUIDITY OUTLOOK

We expect our operating cash flow, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We believe that a conservative approach to liquidity is appropriate for our Company, in view of the cash requirements resulting from, among other things, liabilities to our clients for vendor discounts and credits, the normal cash variability inherent in our operations, other unanticipated requirements and our funding requirements noted below. In addition, until our margins consistently improve in connection with our turnaround, cash generation from operations could be challenged in certain periods.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Funding Requirements

Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, acquisitions, capital expenditures, payments related to vendor discounts and credits, debt service, preferred stock dividends, contributions to pension and postretirement plans, and taxes.

•

Acquisitions — We continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly to develop the digital and marketing services components of our business and to expand our presence in high-growth markets.

•

Payments related to vendor discounts and credits — Of the liabilities recognized as part of the 2004 Restatement, we estimate that we will pay approximately $65.0 related to vendor discounts and credits, internal investigations and international compensation arrangements over the next 12 months. As of March 31, 2008 our liability balance was $184.8.

•

Debt Service — Our debt profile is primarily long-term, with maturities scheduled from 2009 to 2023. Our next scheduled debt maturity is $249.9 of our 5.40% Senior Unsecured Notes in the fourth quarter of 2009.

FINANCING AND SOURCES OF FUNDS

Substantially all of our operating cash flow is generated by our agencies. Our liquid assets are held primarily at the holding company level, and to a lesser extent at our largest subsidiaries.

Our principal credit facility is our $750.0 Three-Year Credit Agreement (the “Credit Agreement”), which we can utilize for cash advances and for letters of credit in an aggregate amount not to exceed $750.0 outstanding at any time. The aggregate face amount of letters of credit may not exceed $600.0 at any time. As of March 31, 2008, the aggregate amount of outstanding letters of credit issued for our account under the Credit Agreement was $222.9. Our obligations under the Credit Agreement are unsecured. This facility expires in June of 2009. We have not drawn on the Credit Agreement or our previous committed credit agreements since late 2003. We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States, and the amount outstanding as of March 31, 2008 was $92.7. We have guaranteed the repayment of some of these borrowings by our subsidiaries. If we lose access to these credit lines we would have to provide funding directly to some overseas operations. The weighted-average interest rate on this outstanding balance was approximately 6%.

We aggregate our net domestic cash position on a daily basis. Outside the United States, we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our consolidated balance sheets reflect cash net of overdrafts for each pooling arrangement. As of March 31, 2008 a gross amount of $963.7 in cash was netted against an equal gross amount of overdrafts under pooling arrangements.

DEBT RATINGS

Our long-term debt credit ratings as of April 25, 2008 were Ba3 with stable outlook, B+ with positive outlook and BB+ with positive outlook, as reported by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. Our most recent upgrade to our credit ratings occurred on April 7, 2008 when Fitch Ratings upgraded our long-term debt to BB+ from BB- and our outlook to positive from stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2007 Annual Report on Form 10-K, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. We base our estimates on historical experience and on other factors that we consider reasonable under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2007. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING STANDARDS

Please refer to Note 11 to our unaudited Consolidated Financial Statements for a discussion of recent accounting standards that we have not yet been required to implement, but which may affect us in the future, as well as those accounting standards that have been adopted during 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2008. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedure can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our legal proceedings is set forth in Note 10 to the unaudited consolidated financial statements included in this report.

Item 1A.	Risk Factors

In the first quarter of 2008, there have been no material changes in the risk factors we have previously disclosed. See Item 1A, Risk Factors, in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from January 1, 2008 to March 31, 2008:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31	16,495 shares	$8.42	—	—
February 1-29	8,743 shares	$8.41	—	—
March 1-31	109,081 shares	$8.21	—	—

Total (1)	134,319 shares	$8.25	—	—

(1)

Consists of restricted shares of our common stock, par value $.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the first quarter of 2008 (the “Withheld Shares”).

(2)

The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of common stock withheld each month.

(d)	The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made.

Item 6.	Exhibits

Exhibit No.	Description
10(iii)(A)(1)	The Interpublic Senior Executive Retirement Income Plan Participation Agreement, dated March 31, 2008, between The Interpublic Group of Companies, Inc. and Michael Roth.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ MICHAEL I. ROTH
Michael I. Roth Chairman and Chief Executive Officer

Date: April 30, 2008

By	/S/ CHRISTOPHER F. CARROLL
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: April 30, 2008

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10(iii)(A)(1)	The Interpublic Senior Executive Retirement Income Plan Participation Agreement, dated March 31, 2008, between The Interpublic Group of Companies, Inc. and Michael Roth.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.