Form 10-Q
period 2008-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2008-07-30
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of July 18, 2008 was 476,471,942.

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements and when used in this discussion and the financial statements, the words “expect(s)”, “will”, “may”, “could”, and similar expressions are intended to identify forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
REVENUE	$1,835.7	$1,652.7	$3,320.9	$3,011.8

OPERATING EXPENSES:
Salaries and related expenses	1,103.2	1,009.7	2,168.0	1,998.5
Office and general expenses	527.8	502.6	1,002.8	997.7
Restructuring and other reorganization-related charges (reversals)	4.1	(5.2)	7.3	(5.8)

Total operating expenses	1,635.1	1,507.1	3,178.1	2,990.4

OPERATING INCOME	200.6	145.6	142.8	21.4

EXPENSES AND OTHER INCOME:
Interest expense	(53.0)	(56.9)	(110.7)	(111.9)
Interest income	23.0	28.1	51.7	56.6
Other income	6.3	8.0	4.9	6.5

Total (expenses) and other income	(23.7)	(20.8)	(54.1)	(48.8)

Income (loss) before income taxes	176.9	124.8	88.7	(27.4)
Provision for (benefit of) income taxes	79.1	(11.4)	55.4	(37.1)

Income of consolidated companies	97.8	136.2	33.3	9.7
Income applicable to minority interests, net of tax	(3.2)	(2.4)	(2.6)	(2.0)
Equity in net income of unconsolidated affiliates, net of tax	0.5	3.2	1.6	3.4

NET INCOME	95.1	137.0	32.3	11.1
Dividends on preferred stock	6.9	6.9	13.8	13.8
Allocation to participating securities	0.1	8.6	0.3	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$88.1	$121.5	$18.2	$(2.7)

Earnings (loss) per share of common stock:
Basic	$0.19	$0.27	$0.04	$(0.01)
Diluted	$0.17	$0.24	$0.04	$(0.01)

Weighted-average number of common shares outstanding:
Basic	460.5	457.3	459.9	456.7
Diluted	516.0	541.3	498.3	456.7

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS:
Cash and cash equivalents	$1,831.0	$2,014.9
Marketable securities	25.0	22.5
Accounts receivable, net of allowance of $54.6 and $61.8	3,899.3	4,132.7
Expenditures billable to clients	1,325.6	1,210.6
Other current assets	343.2	305.1

Total current assets	7,424.1	7,685.8
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,123.4 and $1,089.0	598.6	620.0
Deferred income taxes	491.8	479.9
Goodwill	3,272.6	3,231.6
Other assets	419.9	440.8

TOTAL ASSETS	$12,207.0	$12,458.1

LIABILITIES:
Accounts payable	$4,138.4	$4,124.3
Accrued liabilities	2,550.6	2,691.2
Short-term debt	91.8	305.1

Total current liabilities	6,780.8	7,120.6
Long-term debt	2,045.8	2,044.1
Deferred compensation and employee benefits	545.8	553.5
Other non-current liabilities	412.0	407.7

TOTAL LIABILITIES	9,784.4	10,125.9

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock	525.0	525.0
Common stock	46.3	45.9
Additional paid-in capital	2,656.5	2,635.0
Accumulated deficit	(708.8)	(741.1)
Accumulated other comprehensive loss, net of tax	(82.4)	(118.6)

	2,436.6	2,346.2
Less: Treasury stock	(14.0)	(14.0)

TOTAL STOCKHOLDERS’ EQUITY	2,422.6	2,332.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,207.0	$12,458.1

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32.3	$11.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and intangible assets	86.3	83.9
(Reversal of) provision for bad debt	(0.4)	5.2
Amortization of restricted stock and other non-cash compensation	43.0	32.7
Amortization of bond discounts and deferred financing costs	13.7	15.6
Deferred income tax benefit	(6.5)	(65.7)
(Gains) losses on sales of businesses and investments	(3.6)	8.3
Income applicable to minority interests, net of tax	2.6	2.0
Other	11.2	(7.8)
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	347.3	147.8
Expenditures billable to clients	(100.8)	(38.9)
Prepaid expenses and other current assets	(29.6)	(16.0)
Accounts payable	(98.5)	(214.1)
Accrued liabilities	(176.0)	(294.4)
Other non-current assets and liabilities	(9.1)	(8.4)

Net cash provided by (used in) operating activities	111.9	(338.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(26.3)	(80.3)
Capital expenditures	(58.8)	(66.5)
Sales and maturities of short-term marketable securities	2.3	317.5
Purchases of short-term marketable securities	(5.4)	(575.8)
Proceeds from sales of businesses and investments, net of cash sold	7.0	27.3
Purchases of investments	(4.3)	(15.6)
Other investing activities	0.8	4.3

Net cash used in investing activities	(84.7)	(389.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 4.50% Convertible Senior Notes	(190.8)	—
Net (decrease) increase in short-term bank borrowings	(18.4)	7.1
Distributions to minority interests	(7.9)	(10.4)
Preferred stock dividends	(13.8)	(13.8)
Other financing activities	(8.1)	0.6

Net cash used in financing activities	(239.0)	(16.5)

Effect of exchange rate changes on cash and cash equivalents	27.9	9.1

Net decrease in cash and cash equivalents	(183.9)	(735.2)
Cash and cash equivalents at beginning of year	2,014.9	1,955.7

Cash and cash equivalents at end of period	$1,831.0	$1,220.5

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

Note 2:  Financings and Related Transactions

Credit Agreement

In July 2008 we entered into a $335.0 Three-Year Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the 2008 Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $335.0 or the equivalent in other currencies, and the aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. The terms of the 2008 Credit Agreement allow us to increase the aggregate lending commitment to a maximum amount of $485.0 if lenders agree to the additional commitments. Our obligations under the Credit Agreement are unsecured. The 2008 Credit Agreement will expire on July 18, 2011.

We will pay interest on any outstanding advances under the 2008 Credit Agreement at (i) the base rate (as defined in the 2008 Credit Agreement) plus an applicable margin of 1.00% or (ii) the Eurocurrency rate (as defined in the 2008 Credit Agreement) plus an applicable margin of 2.00%. We will pay letter of credit fees on the average daily aggregate available amount of all letters of credit outstanding from time to time at an annual rate of 2.00% and fronting fees on the aggregate available amount of all letters of credit outstanding from time to time at an annual rate of 0.25%. We will also pay a facility fee at an annual rate of 1.00% on the aggregate lending commitment under the 2008 Credit Agreement. The interest rate on advances, the letter of credit fee and the facility fee are subject to a 0.25 percentage point reduction depending on our leverage ratio (as defined in the 2008 Credit Agreement).

The 2008 Credit Agreement includes covenants that, among other things, (i) limit our liens and the liens of our consolidated subsidiaries, (ii) restrict our payments for cash capital expenditures, acquisitions, common stock dividends, share repurchases and certain other purposes, and (iii) limit subsidiary debt. The 2008 Credit Agreement also contains financial covenants that require us to maintain, on a consolidated basis as of the end of each fiscal quarter beginning with the quarter ending September 30, 2008, (i) an interest coverage ratio (EBITDA to net interest expense plus cash dividends on convertible preferred stock) for the four quarters then ended of not less than 4.50 to 1, (ii) a leverage ratio (debt as of such date to EBITDA for the four quarters then ended) of not greater than 3.50 to 1 through December 31, 2008, 3.25 to 1 through December 31, 2009 and 3.00 to 1 thereafter, and (iii) minimum EBITDA for the four quarters then ended of not less than $600.0. The terms used in these ratios, including EBITDA, are subject to specific definitions set forth in the 2008 Credit Agreement. Under the definition in the 2008 Credit Agreement, EBITDA means operating income or loss plus depreciation expense, amortization expense, and other non-cash charges in an amount not to exceed $75.0 in any period of four fiscal quarters.

Interest Rate Swap

In June 2008 we entered into an interest rate swap agreement related to our 7.25% Senior Unsecured Notes due 2011 (the “7.25% Notes”). This swap agreement economically converts $125.0 notional amount of our $500.0 7.25% Notes from fixed rate to floating rate debt. The interest rate swap agreement is effective June 25, 2008 with a maturity of August 15, 2011, coinciding

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

with the maturity of the 7.25% Notes. We pay a variable interest rate based upon the 6-month U.S. LIBOR rate plus a fixed spread and receive a fixed interest rate of 7.25%. The variable interest rate reset dates and the interest payments occur semi-annually on August 15 and February 15. We account for the interest rate swap agreement as a fair value hedge, and changes in the value of the swap should offset changes in the value of the $125.0 fixed rate debt attributable to changes in the U.S. LIBOR rate.

4.50% Convertible Senior Notes

In March 2008, holders of approximately $191.0 in aggregate principal amount of our 4.50% Convertible Senior Notes due 2023 (the “4.50% Notes”) exercised their put option that required us to repurchase their 4.50% Notes for cash, pursuant to the terms of the 4.50% Notes. The purchase price was 100% of the principal amount, which we paid from existing cash on hand. We can redeem the remaining 4.50% Notes (approximately $9.0 as of June 30, 2008) for cash on or after September 15, 2009.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets
Cash equivalents	$965.8	$—	$—
Short-term marketable securities	18.3	—	6.7
Long-term investments	13.9	—	—
Foreign currency derivatives	—	—	3.1
Interest Rate Swap	—	0.4	—

Liabilities
Minority interest put obligation	$—	$—	$21.1

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

Three months ended June 30, 2008

	Balance as of March 31, 2008	Realized losses included in net income	Unrealized gains included in other comprehensive income	Balance as of June 30, 2008
Assets
Auction rate securities	$5.9	$—	$0.8	$6.7
Foreign currency derivatives	3.3	0.2	—	3.1

Liabilities
Minority interest put obligation	$19.7	$1.4	$—	$21.1

Six months ended June 30, 2008
	Balance as of January 1, 2008	Realized losses included in net income	Balance as of June 30, 2008
Assets
Auction rate securities	$6.7	$—	$6.7
Foreign currency derivatives	3.1	—	3.1

Liabilities
Minority interest put obligation	$18.8	$2.3	$21.1

Realized losses included in net income for foreign currency derivatives and a minority interest put obligation are reported as a component of other expense and interest expense, respectively.

Note 4:  Supplementary Data

Accrued Liabilities

	June 30, 2008	December 31, 2007
Media and production expenses	$1,965.0	$1,943.5
Salaries, benefits and related expenses	350.3	471.9
Office and related expenses	78.0	90.9
Professional fees	23.2	27.7
Restructuring and other reorganization-related	13.6	30.1
Interest	32.0	33.8
Other	88.5	93.3

Total	$2,550.6	$2,691.2

2004 Restatement Liabilities
	June 30, 2008	December 31, 2007
Vendor discounts and credits	$160.6	$165.5
Internal investigations (includes asset reserves)	7.4	8.2
International compensation arrangements	10.2	10.9

Total	$178.2	$184.6

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

As part of the restatement set forth in our 2004 Annual Report on Form 10-K filed in September 2005 (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. For the six months ended June 30, 2008, we satisfied $1.2 of these liabilities through cash payments and reductions of certain client receivables. Further reductions of these liabilities as a result of favorable settlements with clients and the release of liabilities due to the lapse of the respective statutes of limitations were partially offset by foreign currency effects. Also, as part of the 2004 Restatement, we recognized liabilities related to internal investigations and international compensation arrangements.

Restructuring and Other Reorganization-Related Charges (Reversals)

Restructuring and other reorganization-related charges of $4.1 and $7.3 for the three and six months ended June 30, 2008, respectively, primarily relate to the restructuring program announced at Lowe Worldwide (“Lowe”) during the third quarter of 2007. In addition, the charges for the three months ended June 30, 2008 relate to the realignment of our global media operations. See Note 11 for a discussion regarding the creation of our new management entity, Mediabrands. Net charges primarily consist of leasehold amortization and additional severance expense. Payments during the quarter related to the 2007 program were approximately $2.0. The total liability balance as of June 30, 2008 for our restructuring programs is $18.9, of which $3.4, $8.0 and $7.5 relate to the 2007, 2003 and 2001 programs, respectively.

Other Income

Results of operations for the three and six months ended June 30, 2008 and 2007 include certain items which are either non-recurring or are not directly associated with our revenue producing operations. These items are included in the other income line in the Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gains (losses) on sales of businesses and investments	$3.1	$(7.3)	$3.6	$(8.3)
Vendor discounts and credit adjustments	3.2	9.8	10.3	8.0
Litigation settlement	—	—	(12.0)	—
Other income	—	5.5	3.0	6.8

Total	$6.3	$8.0	$4.9	$6.5

Sale of businesses and investments — We recognized a gain of approximately $3.0 during the three months ended June 30, 2008, from the sale of businesses within Draftfcb, Mediabrands and Lowe.

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

Litigation settlement — During May 2008, the SEC concluded their investigation that began in 2002 into our financial reporting practices resulting in a settlement charge of $12.0. See Note 12 for additional information.

Note 5:  Acquisitions

The majority of our acquisitions include an initial payment at the time of closing and provide for additional contingent purchase price payments over a specified time. Contingent purchase price payments are recorded within the financial

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

statements as an increase to goodwill and other intangible assets once the terms and conditions of the contingent acquisition obligations have been met and the consideration is determinable and distributable, or expensed as compensation in our Consolidated Statements of Operations based on the acquisition agreement and the terms and conditions of employment for the former owners of the acquired businesses.

During the six months ended June 30, 2008, we completed five acquisitions, of which the most significant were: a) the remaining interests in an entertainment-marketing agency in North America in which we previously held a 40% interest, and b) a digital advertising and communications agency in the United Kingdom. Total cash paid for these acquisitions at closing was $15.2, and we have accrued an additional $5.5 for known deferred payments.

For companies acquired during the first half of 2008, we made estimates of the fair values of the assets and liabilities for consolidation. The purchase price in excess of the estimated fair value of the tangible net assets acquired was allocated to goodwill and identifiable intangible assets. These acquisitions do not have significant amounts of tangible assets, therefore a substantial portion of the total consideration has been allocated to goodwill and identifiable intangible assets (approximately $19.2). All acquisitions during the first half of 2008 are included in the IAN operating segment. Pro forma information, as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, related to these acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not significant.

Subsequent to June 30, 2008, we completed four acquisitions, of which the most significant were: a) a marketing services agency in France, b) a 51% interest in a digital marketing agency in North America, and c) an additional 31.1% interest in a full-service advertising agency in the Middle East in which we previously held a 19.9% interest. Total cash paid for these acquisitions at closing was approximately $86.0.

During the six months ended June 30, 2007, we completed three acquisitions: a) a full-service advertising agency in Latin America, b) Reprise Media, which is a full-service search engine marketing firm in North America, and c) the remaining interests in a full-service advertising agency in India in which we previously held a 49% interest. Total cash paid at closing for these acquisitions was $80.2.

Details of cash paid for current and prior years’ acquisitions are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cash paid for current year acquisitions	$8.7	$74.3	$15.2	$80.2
Cash paid for prior year acquisitions:
Cost of investment	1.4	4.3	12.0	11.9
Compensation expense — related payments	—	1.4	—	1.4
Less: cash acquired	(0.4)	(11.8)	(0.9)	(11.8)

Total cash paid for acquisitions	$9.7	$68.2	$26.3	$81.7

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

	Domestic pension plans		Foreign pension plans		Postretirement benefit plans
Three months ended June 30,	2008	2007	2008	2007	2008	2007
Service cost	$—	$—	$4.4	$4.6	$0.2	$0.2
Interest cost	2.2	2.0	7.1	5.9	0.9	0.9
Expected return on plan assets	(2.6)	(2.6)	(6.2)	(6.1)	—	—
Amortization of:
Transition obligation	—	—	—	—	0.1	—
Prior service cost (credit)	—	—	0.1	0.2	(0.1)	—
Unrecognized actuarial losses	1.7	2.2	0.1	0.8	0.2	0.1
Curtailment gain	—	—	(0.3)	—	—	—

Net periodic cost	$1.3	$1.6	$5.2	$5.4	$1.3	$1.2

	Domestic pension plans		Foreign pension plans		Postretirement benefit plans
Six months ended June 30,	2008	2007	2008	2007	2008	2007
Service cost	$—	$—	$8.3	$8.1	$0.3	$0.3
Interest cost	4.2	4.1	14.1	12.0	1.8	1.8
Expected return on plan assets	(5.2)	(5.1)	(12.5)	(12.0)	—	—
Amortization of:
Transition obligation	—	—	—	—	0.1	—
Prior service cost (credit)	—	—	0.2	0.3	(0.1)	—
Unrecognized actuarial losses	2.9	3.4	0.3	1.6	0.5	0.4
Curtailment gain	—	—	(0.3)	—	—	—

Net periodic cost	$1.9	$2.4	$10.1	$10.0	$2.6	$2.5

During the three and six months ended June 30, 2008, we made contributions of $8.6 and $16.2, respectively, to our foreign pension plans. For the remainder of 2008, we expect to contribute approximately $12.5 to our foreign pension plans. In anticipation of changes required by the Pension Protection Act of 2006, we expect to contribute up to $2.3 for our domestic pension plans during 2008. During the three and six months ended June 30, 2008, we did not make any contributions to our domestic pension plans.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 7:  Stock-Based Compensation

During the six months ended June 30, 2008 we granted the following stock-based compensation awards under our 2006 Performance Incentive Plan:

	Six months ended June 30, 2008
	Awards	Weighted-Average Grant-Date Fair Value (per award)
Stock Options	2.4	$3.92
Stock-Settled Awards	6.0	$9.67
Cash-Settled Awards	1.2	$9.83
Performance-Based Awards	3.3	$10.02

Total Stock-Based Compensation Awards	12.9

Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date, are generally exercisable between two and four years from the grant date and expire ten years from the grant date (or earlier in the case of certain terminations of employment).

Stock-settled awards include restricted stock and restricted stock units (“RSUs”) expected to be settled with our common stock and generally vest over three years. RSUs that are expected to be settled in stock and restricted stock are amortized over the vesting period based on the grant date fair value of awards.

Cash-settled awards include RSUs expected to be settled in cash and generally vest over three years. We adjust our fair value measurement for RSUs that are expected to be settled in cash quarterly based on our share price, and we amortize stock-based compensation expense over the vesting periods based upon the quarterly-adjusted fair value.

Performance-based awards are a form of stock-based compensation in which the number of shares or units ultimately received by the participant depends on Company and/or individual performance against specific performance targets and can be settled in cash or shares. The awards generally vest over a three-year period subject to the participant’s continuing employment and the achievement of certain performance objectives. We amortize stock-based compensation expense for the estimated number of performance-based awards that we expect to vest over the vesting period using the grant-date fair value of the shares, except for the cash-settled performance-based-awards, which we amortize using the quarterly-adjusted fair value.

See Note 14 to the consolidated financial statements in our 2007 Annual Report on Form 10-K for additional information regarding general terms and methods of valuation for stock options, stock-settled awards, cash-settled awards and performance-based awards.

Note 8:  Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Income	$95.1	$137.0	$32.3	$11.1
Foreign currency translation adjustment	(6.7)	25.0	39.8	38.7
Adjustments to pension and other postretirement plans, net of tax	(2.2)	1.4	(1.8)	1.2
Net unrealized holding gains (losses) on securities, net of tax	1.4	1.6	(1.8)	0.9

Total	$87.6	$165.0	$68.5	$51.9

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 9:  Earnings (Loss) Per Share

Earnings (loss) per basic common share equals net income (loss) applicable to common stockholders divided by the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share equals net income (loss) applicable to common stockholders adjusted to exclude, if dilutive, preferred stock dividends, allocation to participating securities and interest expense related to potentially dilutive securities divided by the weighted average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued. The following sets forth basic and diluted earnings (loss) per common share applicable to common stock.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Income	$95.1	$137.0	$32.3	$11.1
Less: Preferred stock dividends	6.9	6.9	13.8	13.8
Allocation to participating securities(1)	0.1	8.6	0.3	—

Net income (loss) applicable to common stockholders — basic	$88.1	$121.5	$18.2	$(2.7)
Add: Effect of dilutive securities
Interest on 4.25% Convertible Senior Notes	0.4	0.3	0.7	—
Interest on 4.75% Convertible Senior Notes	1.0	—	—	—
Series B Preferred Stock Dividends	—	6.9	—	—

Net income (loss) applicable to common stockholders — diluted	$89.5	$128.7	$18.9	$(2.7)

Weighted-average number of common shares outstanding — basic	460.5	457.3	459.9	456.7
Effect of dilutive securities:
Restricted stock and stock options	7.2	7.5	6.2	—
Capped warrants	—	5.3	—	—
Uncapped warrants	—	0.6	—	—
4.25% Convertible Senior Notes	32.2	32.2	32.2	—
4.75% Convertible Senior Notes	16.1	—	—	—
Series B Preferred Stock	—	38.4	—	—

Weighted-average number of common shares outstanding — diluted	516.0	541.3	498.3	456.7

Earnings (loss) per share — basic	$0.19	$0.27	$0.04	$(0.01)
Earnings (loss) per share — diluted	$0.17	$0.24	$0.04	$(0.01)

[1]

Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” (“EITF 03-6”), net income for purposes of calculating basic earnings per share is adjusted based on an earnings allocation formula that attributes earnings to participating securities and common stock according to dividends declared and participation rights in undistributed earnings. Our participating securities consist of the 4.50% Convertible Senior Notes. See Note 2 for information related to the repurchase of a portion of the 4.50% Convertible Senior Notes. Our participating securities have no impact on our net loss applicable to common stockholders for the six months ended June 30, 2007 since these securities do not participate in our net loss.

Basic and diluted shares outstanding and loss per share are equal for the six months ended June 30, 2007 because our potentially dilutive securities are antidilutive as a result of the net loss applicable to common stockholders in the period.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The following table presents the potential shares excluded from diluted earnings (loss) per share because the effect of including these potential shares would be antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock options and non-vested restricted stock awards	—	—	—	7.3
Capped warrants	—	—	—	5.8
Uncapped warrants	—	—	—	1.6
4.75% Convertible Senior Notes	—	—	16.1	—
4.25% Convertible Senior Notes	—	—	—	32.2
4.50% Convertible Senior Notes	0.7	32.2	7.1	32.2
Series B Cumulative Convertible Perpetual Preferred Stock	38.4	—	38.4	38.4

Total	39.1	32.2	61.6	117.5

Securities excluded from the diluted earnings (loss) per share calculation because the exercise price was greater than the average market price:
Stock options(1)	25.5	20.9	25.6	18.3
Warrants(2)	67.9	—	67.9	—

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

There were an additional 2.6 of outstanding stock options to purchase common shares for both the three and six months ended June 30, 2008 with exercise prices less than the average market price for the respective period. However, these options are not included in the table above presenting the potential shares excluded from diluted earnings (loss) per share due to the application of the treasury stock method and the rules related to stock-based compensation arrangements.

Note 10:  Taxes

For the three and six months ended June 30, 2008, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and, for six months ended June 30, 2008, the SEC settlement provision for which we receive no tax benefit. The difference was also due to the release of valuation allowances during the three months ended June 30, 2008, in jurisdictions where we believe it is now more likely than not that we will realize our deferred tax assets. In addition, 2007 was favorably impacted by net reversals of tax reserves, primarily related to previously unrecognized tax benefits related to various items of income and expense, including approximately $80.0 for certain worthless securities deductions associated with investments in consolidated subsidiaries, which was a result of the completion of the tax examination.

With respect to all tax years open to examination by U.S. Federal and various state, local, and non-U.S. tax authorities, we currently anticipate that the total unrecognized tax benefits will decrease by an amount between $35.0 and $45.0 in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitation. This net decrease is related to various items of income and expense, including transfer pricing adjustments and adjustments related to the 2004 Restatement. For this purpose, we expect to complete our discussions with the IRS appeals division regarding the years 1997 through 2004 within the next twelve months.

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

Note 11:  Segment Information

On July 9, 2008 we announced the creation of a management entity called Mediabrands to oversee our media assets that are included in our Integrated Agency Networks (“IAN”) segment. The new entity will provide oversight of operational efficiency and increased collaboration across our media units. Our global media networks, Initiative and Universal McCann, will continue to operate as independent entities, each aligned where appropriate with its respective full-service marketing network partner. The previously existing entities that comprise Mediabrands will remain in the IAN segment.

We have two reportable segments: IAN, which is comprised of Draftfcb, Lowe, McCann Worldgroup and Mediabrands, and Constituency Management Group (“CMG”), which is comprised of the bulk of our specialist marketing service offerings. We also report results for the Corporate and other group. Segment information is presented consistently with the basis described in our 2007 Annual Report on Form 10-K. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
IAN	$1,538.7	$1,379.4	$2,779.8	$2,510.6
CMG	297.0	273.3	541.1	501.2

Total	$1,835.7	$1,652.7	$3,320.9	$3,011.8

Segment operating income:
IAN	$220.6	$168.3	$200.8	$103.5
CMG	25.5	18.6	32.2	17.2
Corporate and other	(41.4)	(46.5)	(82.9)	(105.1)

Total	204.7	140.4	150.1	15.6

Restructuring and other reorganization-related (charges) reversals	(4.1)	5.2	(7.3)	5.8
Interest expense	(53.0)	(56.9)	(110.7)	(111.9)
Interest income	23.0	28.1	51.7	56.6
Other income	6.3	8.0	4.9	6.5

Income (loss) before income taxes	$176.9	$124.8	$88.7	$(27.4)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$32.3	$29.9	$64.7	$61.1
CMG	4.4	4.5	8.4	9.2
Corporate and other	6.5	6.5	13.2	13.6

Total	$43.2	$40.9	$86.3	$83.9

Capital expenditures:
IAN	$23.6	$33.9	$48.7	$53.6
CMG	2.0	1.8	6.4	3.8
Corporate and other	1.3	2.8	3.7	9.1

Total	$26.9	$38.5	$58.8	$66.5

	June 30, 2008	December 31, 2007
IAN	$10,126.9	$10,195.2
CMG	1,027.0	961.2
Corporate and other	1,053.1	1,301.7

Total	$12,207.0	$12,458.1

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 12:  Commitments and Contingencies

SEC Investigation

In May 2008, we reached a settlement with the SEC concluding the investigation that began in 2002 into our financial reporting practices. The SEC filed a complaint on May 1, 2008 in the United States District Court for the Southern District of New York charging Interpublic and our subsidiary McCann-Erickson Worldwide Inc., or McCann, with violations of the federal securities laws. The charges under the antifraud provisions of the federal securities laws relate to intercompany accounting practices at McCann that were addressed in our restatement of 1997 to 2002 results first announced in August 2002 and that were also the subject of a class action under the federal securities laws that we settled in 2004. The charges relating to violations of the disclosure, internal controls and books and records provisions of the federal securities laws also relate to the restatement we presented in our Annual Report on Form 10-K for the year ended December 31, 2004 and the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K, as well as the restatement we first announced in August 2002. Without admitting or denying the allegations, Interpublic and McCann agreed to an injunction against violating the applicable provisions of the federal securities laws, and McCann agreed to pay a $12.0 civil penalty and disgorgement of one dollar.

Other Legal Matters

We are or have been involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition.

Guarantees

As discussed in our 2007 Annual Report on Form 10-K, we have contingent obligations under guarantees of certain obligations of our subsidiaries relating principally to credit facilities, guarantees of certain media payables and operating leases of certain subsidiaries. As of June 30, 2008 there have been no material changes to these guarantees.

Note 13:  Recent Accounting Standards

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because our existing convertible debt instruments are settled only in stock upon maturity, this guidance will not apply, and as a result will not have an impact on our Consolidated Financial Statements.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and subsidiaries (the “Company”, “Interpublic”, “we”, “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and in the 2007 Annual Report on Form 10-K, as well as our reports on Form 8-K and other SEC filings. Our MD&A includes the following sections:

EXECUTIVE SUMMARY provides an overview of our results of operations.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, financing and sources of funds.

CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion of our accounting policies that require critical judgment, assumptions and estimates in our 2007 Annual Report on Form 10-K.

RECENT ACCOUNTING STANDARDS, by reference to Note 13 to the unaudited Consolidated Financial Statements, provides a discussion of accounting standards that we have not yet been required to implement, but which may affect us in the future.

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

We are in the third year of our turnaround plan. During the first two years of this plan we strengthened our leadership teams throughout the Company, strategically realigned certain key operating units, enhanced our liquidity and financial flexibility, remediated all of our material weaknesses within our internal control structure and significantly improved financial performance. In the third year of this plan, we continue to execute on our objective of improving our organic revenue growth and operating margins, with our ultimate objective to be competitive with our industry peer group on both measures. Key components of this strategy are our continued focus on talent and tools, cost control, utilization of resources and regular refinement of our professional offerings so that they can meet their clients’ needs and our commercial objectives.

For the remainder of 2008 and beyond, we expect to continue to make investments in talent and to expand in high-growth advertising and marketing disciplines, especially digital, and in high-growth markets around the world. Technology has accelerated the pace of change of consumer media habits, including the variety and capabilities of media in use. In this evolving environment, we are constantly taking advantage of opportunities to improve service to our clients. We are integrating advertising and marketing campaigns across multiple media platforms, increasing the accountability of client marketing programs and building digital expertise across all disciplines.

As part of our long-term business strategy and to strengthen our competitive position in the marketplace, we continue to evaluate strategic opportunities to grow through acquisition and investment. We select companies with quality management teams and outstanding capabilities that will enhance our service offerings to our existing clients, increase our presence in high-growth markets and/or enhance our ability to attract new clients. We are interested in companies that will complement the service of our existing agencies or allow us to provide new services to our clients.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

In the past, the growth of our businesses has been affected by economic conditions in the markets in which they operate. At mid-year, there is general concern about slowing in the U.S. economy and certain markets abroad. While the effects of the economic conditions in the future are not predictable, we believe our global presence, breadth and diversity of our service offerings and enhanced expense management capabilities position us well in a slower economic climate, but there can be no assurance of how an economic downturn will affect us.

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

On July 9, 2008 we announced the creation of a management entity called Mediabrands to oversee our media assets that are included in our Integrated Agency Networks (“IAN”) segment. The new entity will provide oversight to ensure operational efficiency and increased collaboration across our media units. Our global media networks, Initiative and Universal McCann, will continue to operate as independent entities, each aligned where appropriate with its respective full-service marketing network partner. Mediabrands will remain in the IAN segment. The financial results for these units are analyzed together in MD&A for the three and six months ended June 30, 2008 and 2007.

Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues is generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this risk. As a result, both positive and negative currency fluctuations against the U.S. Dollar will continue to affect our results of operations. Foreign currency variations resulted in increases of approximately 4.0% in revenues, salaries and related expenses and office and general expenses in both the three and six months ended June 30, 2008 compared to the respective prior-year periods. The weakening of the U.S. Dollar against the currencies of many countries in which we operate contributed to higher revenues and operating expenses. During the three and six months ended June 30, 2008, the U.S. Dollar was generally weaker against the Euro, Brazilian Real, Canadian Dollar and Japanese Yen compared to the respective prior-year periods. The average value of the Euro, in which a considerable amount of our international operations are conducted, strengthened approximately 16.0% and 15.0% against the U.S. Dollar during the three and six months ended June 30, 2008, respectively, compared to the similar prior-year periods.

Second Quarter and First Half of 2008 Highlights

•

Total revenue increased 11.1% and 10.3% for the three and six months ended June 30, 2008, respectively. The organic revenue increase was 6.3% and 5.8% for the three and six months ended June 30, 2008, respectively.

•

Operating margin was 10.9% and 4.3% for the three and six months ended June 30, 2008, compared to 8.8% and 0.7% for the three and six months ended June 30, 2007. Salaries and related expenses as a percentage of revenue was 60.1% and 65.3% for the three and six months ended June 30, 2008, compared with 61.1% and 66.4% for the three and six months ended June 30, 2007. Office and general expenses as a percentage of revenue was 28.8% and 30.2% for the three and six months ended June 30, 2008, compared with 30.4% and 33.1% for the three and six months ended June 30, 2007.

•

Total salaries and related expenses increased 9.3% and 8.5% for the three and six months ended June 30, 2008, respectively. The organic increase was 4.4% and 3.9% for the three and six months ended June 30, 2008, respectively.

•

Total office and general expenses increased 5.0% and 0.5% for the three and six months ended June 30, 2008, respectively. The organic increase was 1.3% for the three months ended June 30, 2008 and the organic decrease was 2.7% for the six months ended June 30, 2008.

•

Diluted earnings (loss) per share was $0.17 and $0.24 for the three months ended June 30, 2008 and 2007, respectively, and $0.04 and ($0.01) for the six months ended June 30, 2008 and 2007, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

•	Cash, cash equivalents and marketable securities decreased by $181.4 during the first half of 2008.

•

In May 2008, the Securities Exchange Commission (“SEC”) concluded its investigation that began in 2002 into our financial reporting practices, resulting in a settlement charge in other income of $12.0 for the six months ended June 30, 2008.

RESULTS OF OPERATIONS

Consolidated Results of Operations — Three and Six Months Ended June 30, 2008 compared to Three and Six Months Ended June 30, 2007

REVENUE

	Three months ended June 30, 2007	Components of change			Three months ended June 30, 2008	Change
		Foreign currency	Net acquisitions/ divestitures	Organic		Organic	Total
Consolidated	$1,652.7	$67.6	$10.6	$104.8	$1,835.7	6.3%	11.1%
Domestic	957.1	—	2.8	31.1	991.0	3.2%	3.5%
International	695.6	67.6	7.8	73.7	844.7	10.6%	21.4%
United Kingdom	142.9	(0.6)	2.6	16.5	161.4	11.5%	12.9%
Continental Europe	263.2	42.4	(3.6)	11.1	313.1	4.2%	19.0%
Asia Pacific	139.3	12.4	10.8	19.1	181.6	13.7%	30.4%
Latin America	73.6	9.4	(0.7)	11.1	93.4	15.1%	26.9%
Other	76.6	4.0	(1.3)	15.9	95.2	20.8%	24.3%

During the second quarter of 2008 our revenue increased by $183.0, primarily consisting of organic revenue growth of $104.8 and a favorable foreign currency rate impact of $67.6. The domestic organic revenue growth was primarily driven by expanding business with existing clients and winning new clients in advertising and public relations. The international organic revenue increase occurred throughout all regions, driven by net client wins and increased client spending. The increase in the United Kingdom is primarily due to net client wins in the events marketing businesses. The Asia Pacific region increase was primarily in China and Australia as a result of net client wins and higher spending from existing clients in our events marketing and media businesses. The increases in Continental Europe and Latin America were primarily due to higher spending from existing clients and net client wins. Other international revenue increased primarily due to higher revenue from clients where we act as a principal. When we act as a principal we record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses.

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

	Six months ended June 30, 2007	Components of change			Six months ended June 30, 2008	Change
		Foreign currency	Net acquisitions/ divestitures	Organic		Organic	Total
Consolidated	$3,011.8	$119.4	$15.1	$174.6	$3,320.9	5.8%	10.3%
Domestic	1,763.4	—	3.5	73.2	1,840.1	4.2%	4.3%
International	1,248.4	119.4	11.6	101.4	1,480.8	8.1%	18.6%
United Kingdom	277.4	0.8	5.8	21.4	305.4	7.7%	10.1%
Continental Europe	469.7	70.7	(10.8)	18.5	548.1	3.9%	16.7%
Asia Pacific	235.0	21.9	21.3	30.6	308.8	13.0%	31.4%
Latin America	129.6	16.5	(2.8)	15.1	158.4	11.7%	22.2%
Other	136.7	9.5	(1.9)	15.8	160.1	11.6%	17.1%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

During the first half of 2008 our revenue increased by $309.1, primarily consisting of organic revenue growth of $174.6 and a favorable foreign currency rate impact of $119.4. Domestic organic growth was driven by factors similar to those noted above for the second quarter of 2008. The international organic increase occurred throughout all regions, driven by higher revenue from existing clients in the Asia Pacific region, primarily in China and Australia, and increases in spending by existing clients in Continental Europe, primarily in Spain, Hungary and Turkey. Additionally, the organic increase for the United Kingdom and other international revenue was driven by factors similar to those noted above for the second quarter of 2008.

Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Salaries and related expenses	$1,103.2	60.1%	$1,009.7	61.1%	$2,168.0	65.3%	$1,998.5	66.4%
Office and general expenses	527.8	28.8%	502.6	30.4%	1,002.8	30.2%	997.7	33.1%
Restructuring and other reorganization- related charges (reversals)	4.1		(5.2)		7.3		(5.8)

Total operating expenses	$1,635.1		$1,507.1		$3,178.1		$2,990.4

Operating income	$200.6	10.9%	$145.6	8.8%	$142.8	4.3%	$21.4	0.7%

Total operating expenses decreased as a percentage of revenues, and operating income as a percentage of revenue increased in the second quarter and first half of 2008 from the comparable 2007 periods, to 10.9% from 8.8%, and to 4.3% from 0.7%, respectively. We consider the change in operating expenses as a percentage of revenue to be key performance metrics. As our revenue is typically seasonal over the course of the year, we believe that the year-over-year comparisons of operating expense leverage are the appropriate comparable metrics.

Our staff cost ratio, defined as salaries and related expenses as a percentage of revenue, declined to 60.1% from 61.1% in the second quarter, and to 65.3% from 66.4% in the first half of 2008, from the comparable prior-year periods. The improvement was driven by better utilization of base salaries, benefits and tax expenses. Our office and general expense ratio, defined as office and general expenses as a percentage of revenue, declined to 28.8% from 30.4% in the second quarter, and to 30.2% from 33.1% in the first half of 2008, from the comparable prior year periods. The improvement was primarily driven by key expense categories including occupancy, professional fees, travel and entertainment, office supplies and telecommunications.

Salaries and Related Expenses

		Components of change				Change
	2007	Foreign currency	Net acquisitions/ divestitures	Organic	2008	Organic	Total
Three months ended June 30,	$1,009.7	$41.3	$8.1	$44.1	$1,103.2	4.4%	9.3%
Six months ended June 30,	1,998.5	79.3	12.1	78.1	2,168.0	3.9%	8.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The following table details our salary and related expenses as a percentage of consolidated revenue.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Base salaries, benefits and tax	50.0%	51.0%	54.7%	55.8%
Incentive expense	3.9%	2.7%	3.9%	3.2%
Severance expense	0.6%	1.0%	0.7%	0.9%
Temporary help	3.2%	3.5%	3.4%	3.7%
All other salaries and related expenses	2.4%	2.9%	2.6%	2.8%

Salaries and related expenses in the second quarter of 2008 increased by $93.5 compared to the second quarter of 2007, primarily consisting of an organic increase of $44.1 and an adverse foreign currency rate impact of $41.3. The organic increase was primarily to support business growth resulting in higher base salaries, benefits and temporary help of $31.6, predominantly at our largest networks. The increase in incentives awards of $24.4 is attributable to both stock-based compensation awards and bonus awards. Stock-based compensation awards include stock options, stock-settled awards, cash-settled awards and performance-based awards. Expense for stock-based compensation awards increased due to changes in our assumptions, including higher actual forfeitures as compared to estimates associated with the vesting of certain stock awards in 2007 as compared to 2008. In addition, expense for bonus awards increased due to higher projected operating performance in 2008. Partially offsetting this increase was a reduction in severance expense.

Salaries and related expenses in the first half of 2008 increased by $169.5 compared to the first half of 2007, primarily consisting of an organic increase of $78.1 and an adverse foreign currency rate impact of $79.3. The organic increase was primarily due to higher base salaries, benefits and temporary help of $57.6 as well as higher incentive awards of $28.2 due to factors similar to those noted above for the second quarter of 2008.

Changes in our incentive awards mix can impact future period expense as bonus awards are expensed during the year they are earned and long-term incentive stock awards are expensed over the performance period, generally three years. Other factors impacting long-term incentive awards are the actual number of awards vesting and the change in our stock price. Additionally, changes can occur based on projected results and could impact trends between various periods in the future.

Office and General Expenses

		Components of change				Change
	2007	Foreign currency	Net acquisitions/ divestitures	Organic	2008	Organic	Total
Three months ended June 30,	$502.6	$18.8	$(0.3)	$6.7	$527.8	1.3%	5.0%
Six months ended June 30,	997.7	38.0	(6.3)	(26.6)	1,002.8	(2.7%)	0.5%

The following table details our office and general expenses as a percentage of consolidated revenue. All other office and general expenses includes production expenses, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Professional fees	1.7%	2.0%	2.1%	2.9%
Occupancy expense (excluding depreciation and amortization)	7.1%	7.9%	7.9%	8.6%
Travel & entertainment, office supplies and telecom	4.3%	4.7%	4.6%	4.9%
All other office and general expenses	15.7%	15.8%	15.6%	16.7%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Office and general expenses in the second quarter of 2008 increased by $25.2 compared to the second quarter of 2007, primarily consisting of an adverse foreign currency rate impact of $18.8 and an organic increase of $6.7. The organic increase was primarily due to higher production expenses for pass-through costs related to certain projects and increased business with clients where we act as a principal during the second quarter of 2008, partially offset by lower occupancy costs and professional fees.

Office and general expenses in the first half of 2008 increased slightly compared to the first half of 2007, primarily consisting of an adverse foreign currency rate impact of $38.0 partially offset by an organic decrease of $26.6. The organic decrease was due to lower professional fees, decreased occupancy costs and higher foreign exchange gains on certain balance sheet items. This was partially offset by higher production expenses for factors similar to those noted above for the second quarter of 2008.

The organic decrease in professional fees was $3.1 and $21.3 during the three and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007. Improvements in our financial systems, back-office processes and internal controls we made throughout 2007, and reduced legal consultations, primarily as a result of the SEC concluding its investigation into our financial reporting practices, contributed to our decline in professional fees.

Production expenses can be a significant component of our office and general expenses and can vary significantly between periods depending upon the timing of completion of certain projects where we act as principal. The timing of production expenses could impact trends between various periods in the future.

Restructuring and Other Reorganization-Related Charges (Reversals)

Restructuring and other reorganization-related charges of $4.1 and $7.3 for the three and six months ended June 30, 2008, respectively, primarily relate to the restructuring program announced at Lowe during the third quarter of 2007. In addition, the charges for three months ended June 30, 2008 relate to the realignment of our global media operations. See Note 11 in the unaudited Consolidated Financial Statements for the discussion regarding Mediabrands. Net charges primarily consist of leasehold amortization and additional severance expense. Payments during the quarter related to the 2007 program were approximately $2.0. The total liability balance as of June 30, 2008 for our restructuring programs is $18.9, of which $3.4, $8.0 and $7.5 relate to the 2007, 2003 and 2001 programs, respectively.

EXPENSES AND OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cash interest on debt obligations	$(46.3)	$(48.2)	$(97.0)	$(96.0)
Non-cash amortization	(6.7)	(8.7)	(13.7)	(15.9)

Interest expense	(53.0)	(56.9)	(110.7)	(111.9)
Interest income	23.0	28.1	51.7	56.6

Net interest expense	(30.0)	(28.8)	(59.0)	(55.3)
Other income	6.3	8.0	4.9	6.5

Total	$(23.7)	$(20.8)	$(54.1)	$(48.8)

Net Interest Expense

The increase in net interest expense during the second quarter of 2008 is primarily attributable to lower interest rates in the U.S., partially offset by reductions in interest expense associated with the repurchase of the majority of the 4.50% Convertible Senior Notes and a lower interest rate paid on the Floating Rate Notes. The increase in net interest expense in the first half of 2008 is primarily attributable to lower interest rates in the U.S. partially offset by an increase in interest income generated by some of our international agencies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Other Income

Results of operations for the three and six months ended June 30, 2008 and 2007 include certain items which are either non-recurring or are not directly associated with our revenue producing operations. These items are included in the other income line in the Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gains (losses) on sales of businesses and investments	$3.1	$(7.3)	$3.6	$(8.3)
Vendor discounts and credit adjustments	3.2	9.8	10.3	8.0
Litigation settlement	—	—	(12.0)	—
Other income	—	5.5	3.0	6.8

Total	$6.3	$8.0	$4.9	$6.5

Sale of businesses and investments — We recognized a gain of approximately $3.0 during the three months ended June 30, 2008, from the sale of businesses within Draftfcb, Mediabrands and Lowe.

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

Litigation settlement — During May 2008, the SEC concluded its investigation that began in 2002 into our financial reporting practices, resulting in a settlement charge of $12.0. See Note 12 to our unaudited Consolidated Financial Statements for additional information.

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Income (loss) before income taxes	$176.9	$124.8	$88.7	$(27.4)

Provision for (benefit of) income taxes — continuing operations	$79.1	$(11.4)	$55.4	$(37.1)

Our tax rates are affected by many factors, including our worldwide earnings from various countries, disposition activity, changes in legislation and tax characteristics of our income. Specifically, for the three and six months ended June 30, 2008, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes, losses incurred in certain non-U.S. jurisdictions that receive no corresponding tax benefit and, for the six months ended June 30, 2008, the SEC settlement provision for which we receive no tax benefit. The difference was also due to the release of valuation allowances during the three months ended June 30, 2008, in jurisdictions where we believe it is now more likely than not that we will realize our deferred tax assets.

For the three and six months ended June 30, 2007, the difference between the effective tax rate and the statutory rate of 35% was due primarily to state and local taxes and losses incurred in certain non-U.S. jurisdictions that receive no benefit. In addition, 2007 was favorably impacted by net reversals of tax reserves, primarily related to previously unrecognized tax benefits related to various items of income and expense, including approximately $80.0 for certain worthless securities deductions associated with investments in consolidated subsidiaries, which was a result of the completion of the tax examination.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

EARNINGS (LOSS) PER SHARE

For the second quarter of 2008, net income was $95.1 and net income applicable to common shareholders was $88.1, or $0.19 per basic share and $0.17 per diluted share, compared to $137.0 of net income and net income applicable to common shareholders of $121.5, or $0.27 per basic share and $0.24 per diluted share a year earlier.

For the first half of 2008, net income was $32.3 and net income applicable to common shareholders was $18.2, or $0.04 per basic and diluted share, compared to $11.1 of net income and net loss applicable to common shareholders of $(2.7), or $(0.01) per basic and diluted share a year earlier.

Segment Results of Operations — Three and Six Months Ended June 30, 2008 compared to Three and Six Months Ended June 30, 2007

As discussed in Note 11 to the unaudited Consolidated Financial Statements, we have two reportable segments as of June 30, 2008: IAN and CMG. We also report results for the Corporate and other group.

IAN

REVENUE

		Components of change				Change
	Three months ended June 30, 2007	Foreign currency	Net acquisitions/ divestitures	Organic	Three months ended June 30, 2008	Organic	Total
Consolidated	$1,379.4	$61.9	$13.1	$84.3	$1,538.7	6.1%	11.5%
Domestic	771.8	—	2.8	26.5	801.1	3.4%	3.8%
International	607.6	61.9	10.3	57.8	737.6	9.5%	21.4%

During the second quarter of 2008 our revenue increased by $159.3, primarily consisting of organic revenue growth of $84.3 and a favorable foreign currency rate impact of $61.9. The domestic organic increase was primarily a result of higher revenue from existing clients and net client wins. The international organic increase was primarily driven by an increase in revenue at Mediabrands, due to higher client spending and net client wins throughout Continental Europe and the Asia Pacific region, primarily Australia, where we recorded an incentive award in 2008, and at Draftfcb, due to higher spending from existing clients where we act as principal, partially offset by client losses and decreased client spending in a country in Continental Europe. Additionally, McCann’s revenue increased due to higher spending from existing clients throughout most international regions.

	Six months ended June 30, 2007	Components of change			Six months ended June 30, 2008	Change
		Foreign currency	Net acquisitions/ divestitures	Organic		Organic	Total
Consolidated	$2,510.6	$108.5	$24.0	$136.7	$2,779.8	5.4%	10.7%
Domestic	1,428.8	—	3.5	61.0	1,493.3	4.3%	4.5%
International	1,081.8	108.5	20.5	75.7	1,286.5	7.0%	18.9%

During the first half of 2008 our revenue increased by $269.2, primarily consisting of organic growth of $136.7 and a favorable foreign currency rate impact of $108.5. The domestic organic increase was primarily a result of higher revenue from existing clients and net client wins. The international organic increase was due to increases at Mediabrands and Draftfcb by factors similar to those noted above for the second quarter of 2008. Revenue at Draftfcb also increased due to client spending throughout Latin America and Asia Pacific regions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

SEGMENT OPERATING INCOME

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Segment operating income	$220.6	$168.3	31.1%	$200.8	$103.5	94.0%
Operating margin	14.3%	12.2%		7.2%	4.1%

Operating income increased during the second quarter of 2008 due to an increase in revenue of $159.3, partially offset by increases in salaries and related expenses of $84.9 and office and general expenses of $22.1. Higher salaries and related expenses were due to an increase in base salaries, benefits, and temporary help of $70.4 to support growth, primarily at McCann, as well as higher incentive-related expenses. Office and general expenses increased primarily due to higher production expenses, primarily at Draftfcb.

Operating income increased during the first half of 2008 due to an increase in revenue of $269.2, partially offset by increases in salaries and related expenses of $155.5 and office and general expenses of $16.4. Salaries and related expenses increased primarily due to factors similar to those noted above for the second quarter of 2008.

CMG

REVENUE

		Components of change				Change
	Three months ended June 30, 2007	Foreign currency	Net acquisitions/ divestitures	Organic	Three months ended June 30, 2008	Organic	Total
Consolidated	$273.3	$5.7	$(2.5)	$20.5	$297.0	7.5%	8.7%
Domestic	185.3	—	—	4.6	189.9	2.5%	2.5%
International	88.0	5.7	(2.5)	15.9	107.1	18.1%	21.7%

During the second quarter of 2008 our revenue increased by $23.7, primarily consisting of organic revenue growth of $20.5. The domestic organic revenue increase was primarily due to net client wins in the public relations business. The international organic revenue increase was largely related to the events marketing business due to net client wins in the United Kingdom and the completion of several projects with existing clients during the quarter where we act as principal throughout the Asia Pacific region, in particular Australia and China. Revenues in the events marketing business can fluctuate due to timing of completed projects, as revenue is typically recognized when the project is complete.

		Components of change				Change
	Six months ended June 30, 2007	Foreign currency	Net acquisitions/ divestitures	Organic	Six months ended June 30, 2008	Organic	Total
Consolidated	$501.2	$10.9	$(8.9)	$37.9	$541.1	7.6%	8.0%
Domestic	334.6	—	—	12.2	346.8	3.6%	3.6%
International	166.6	10.9	(8.9)	25.7	194.3	15.4%	16.6%

During the first half of 2008 our revenue increased by $39.9, primarily consisting of organic revenue growth of $37.9 and was driven by factors similar to those noted above for the second quarter of 2008. In addition, the domestic organic revenue increase was due to expanding business with existing clients in the public relations business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

SEGMENT OPERATING INCOME

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Segment operating income	$25.5	$18.6	37.1%	$32.2	$17.2	87.2%
Operating margin	8.6%	6.8%		6.0%	3.4%

Operating income increased during the second quarter of 2008 due to an increase in revenue of $23.7, partially offset by increases in salaries and related expenses of $9.9 and office and general expenses of $6.9. Salaries and related expenses increased primarily due to an increase in base salaries, benefits and temporary help of $8.0 related to the public relations business to support revenue growth. Office and general expenses increased primarily due to production expenses related to several projects with new and existing clients in the events marketing business.

Operating income increased during the first half of 2008 due to an increase in revenue of $39.9, partially offset by increases in salaries and related expenses of $20.5 and office and general expenses of $4.4. Salaries and related expenses increased primarily due to factors similar to those noted above for the second quarter of 2008.

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line item within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, bonus, and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits, legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of these expenses are allocated to operating divisions based on a formula that uses the revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Corporate and other expenses for the second quarter of 2008 decreased by $5.1 to $41.4, primarily due to reduced professional fees and salaries and related expenses, partially offset by lower amounts allocated to operating divisions. Lower professional fees were primarily due to reduced legal consultations associated with the resolution of our SEC investigation and other financial matters. The decrease in salaries and related expenses was due to reduced base salaries, benefits and temporary help related to lower headcount and reduced spending on temporary help related to the implementation of information technology-related projects. As a result, amounts allocated to operating divisions decreased. Partially offsetting the decrease in salaries and related expenses was an increase in incentive expense.

Corporate and other expenses for the first half of 2008 decreased by $22.2 to $82.9 compared to prior year for the same reasons as noted above for the second quarter of 2008. In addition, professional fees decreased due to improvements in our financial systems, back-office processes and internal controls we made throughout 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

	Six months ended June 30,
	2008	2007
Net cash provided by (used in) operating activities	$111.9	$(338.7)
Net cash used in investing activities	(84.7)	(389.1)
Net cash used in financing activities	(239.0)	(16.5)

Working capital usage (included in operating activities)	$(57.6)	$(415.6)

	June 30, 2008	December 31, 2007	June 30, 2007
Cash, cash equivalents and marketable securities	$1,856.0	$2,037.4	$1,480.7

Cash, cash equivalents and marketable securities decreased by $181.4 during the first half of 2008, primarily due to the repurchase of approximately $191.0 of our 4.50% Notes during March.

Operating Activities

Cash provided by operating activities reflects an improvement of $450.6 during the first half of 2008 as compared to the first half of 2007. The improvement is primarily due to a significant improvement in working capital of $358.0 and increased net income of $21.2.

Net cash provided by operating activities primarily consists of net income of $32.3, which includes net non-cash expense items of $146.3, partially offset by working capital usage of $57.6. Net non-cash expense items primarily include depreciation of fixed assets, the amortization of intangible assets, restricted stock awards, non-cash compensation, bond discounts and deferred financing costs, and deferred taxes.

Working capital reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. In the first half of 2008 we used working capital of $57.6 compared to a use of working capital of $415.6 in the first half of 2007. This improvement is primarily due to growth in our businesses and improved working capital management at certain of our operating units, primarily in the U.S. This was partially offset by the payment of cash incentive awards and tax payments. Cash incentive awards are accrued throughout the year, but paid during the first quarter of the subsequent year.

The timing of media buying on behalf of our clients affects our working capital and operating cash flow. In most of our businesses, we collect funds from our clients that we use, on their behalf, to pay production costs and media costs. The amounts involved substantially exceed our revenues, and primarily affect the level of accounts receivable, expenditures billable to clients, accounts payable and accrued media and production liabilities. Our assets include both cash received and accounts receivable from clients for these pass-through arrangements, while our liabilities include amounts owed on behalf of clients to media and production suppliers. Generally, we pay production and media charges after we have received funds from our clients, and our risk from client nonpayment has historically not been significant. The seasonality of our revenue and cash also affect our working capital. Assuming a stable business environment, as certain of our business operations continue to strengthen, we believe annual working capital should continue to show improvement.

Investing Activities

Cash used in investing activities during the first half of 2008 primarily reflects capital expenditures and payments for acquisitions. Capital expenditures of $58.8 related to leasehold improvements, computer hardware and furniture and fixtures. Payments for acquisitions of $26.3 relate to new acquisitions and deferred payments on prior acquisitions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Subsequent to June 30, 2008, we completed four acquisitions, of which the most significant were: a) a marketing services agency in France, b) a 51% interest in a digital marketing agency in North America, and c) an additional 31.1% interest in a full-service advertising agency in the Middle East in which we previously held a 19.9% interest. Total cash paid for these acquisitions at closing was approximately $86.0.

Financing Activities

In March 2008, holders of approximately $191.0 in aggregate principal amount of our 4.50% Notes due 2023 exercised their put option that required us to repurchase their 4.50% Notes. Payment for the purchased 4.50% Notes was made with available cash. In addition, cash used in financing activities during the first half of 2008 reflects dividend payments of $13.8 on our Series B Preferred Stock.

LIQUIDITY OUTLOOK

We expect our operating cash flow, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We believe that a conservative approach to liquidity is appropriate for our Company in view of the cash requirements resulting from, among other things, liabilities to our clients for vendor discounts and credits, the normal cash variability inherent in our operations, other unanticipated requirements and our funding requirements noted below. In addition, until our margins consistently improve in connection with our turnaround, cash generation from operations could be challenged in certain periods.

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

•

Acquisitions — We continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings and to expand our presence in high-growth markets.

•

Payments related to vendor discounts and credits — Of the liabilities recognized as part of the 2004 Restatement, we estimate that we will pay approximately $65.0 related to vendor discounts and credits, internal investigations and international compensation arrangements over the next 12 months. As of June 30, 2008 our liability balance was $178.2.

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

Our principal credit facility is our $750.0 Three-Year Credit Agreement we entered into in June 2006 (the “2006 Credit Agreement”), which we can utilize for cash advances and for letters of credit in an aggregate amount not to exceed $750.0 outstanding at any time. The aggregate face amount of letters of credit may not exceed $600.0 at any time. As of June 30, 2008, the aggregate amount of outstanding letters of credit issued for our account under the 2006 Credit Agreement was

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

$182.9. Our obligations under the 2006 Credit Agreement are unsecured. This facility expires in June of 2009. We have not drawn on the 2006 Credit Agreement or our previous committed credit agreements since late 2003.

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the U.S., and the amount outstanding as of June 30, 2008 was $87.7. We have guaranteed the repayment of some of these borrowings by our subsidiaries. If we lose access to these credit lines we would have to provide funding directly to some overseas operations. The weighted-average interest rate on this outstanding balance was approximately 5%.

In July 2008 we entered into a $335.0 Three-Year Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the 2008 Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $335.0 or the equivalent in other currencies, and the aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. The terms of the 2008 Credit Agreement allow us to increase the aggregate lending commitment to a maximum amount of $485.0 if lenders agree to the additional commitments. For further discussion of the terms of the 2008 Credit Agreement, including the covenants associated with it, please refer to Note 2 to our unaudited Consolidated Financial Statements.

We aggregate our net domestic cash position on a daily basis. Outside the U.S., we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Condensed Consolidated Balance Sheets reflect cash net of overdrafts for each pooling arrangement. As of June 30, 2008 a gross amount of $1,028.4 in cash was netted against an equal gross amount of overdrafts under pooling arrangements.

In June 2008 we entered into an interest rate swap agreement related to our 7.25% Senior Unsecured Notes due 2011 (the “7.25% Notes”). This swap agreement economically converts $125.0 notional amount of our $500.0 7.25% Notes from fixed rate to floating rate debt. Please refer to Note 2 to our unaudited Consolidated Financial Statements for additional information.

DEBT RATINGS

Our long-term debt credit ratings as of July 25, 2008 were Ba3 with positive outlook, B+ with positive outlook and BB+ with positive outlook, as reported by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. Our most recent upgrade to our credit ratings occurred on July 9, 2008 when Moody’s Investors Service upgraded our outlook to positive from stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2007 Annual Report on Form 10-K, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations and they require management’s most difficult, subjective or complex judgments, often as a result of the need to

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, stock-based compensation, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and on other factors that we consider reasonable under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2007. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING STANDARDS

Please refer to Note 13 to our unaudited Consolidated Financial Statements for a discussion of recent accounting standards that we have not yet been required to implement, but which may affect us in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2008. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In May 2008, we reached a settlement with the SEC concluding the investigation that began in 2002 into our financial reporting practices. The SEC filed a complaint on May 1, 2008 in the United States District Court for the Southern District of New York charging Interpublic and our subsidiary McCann-Erickson Worldwide Inc., or McCann, with violations of the federal securities laws. The charges under the antifraud provisions of the federal securities laws relate to intercompany accounting practices at McCann that were addressed in our restatement of 1997 to 2002 results first announced in August 2002 and that were also the subject of a class action under the federal securities laws that we settled in 2004. The charges relating to violations of the disclosure, internal controls and books and records provisions of the federal securities laws also relate to the restatement we presented in our Annual Report on Form 10-K for the year ended December 31, 2004 and the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K, as well as the restatement we first announced in August 2002. Without admitting or denying the allegations, Interpublic and McCann agreed to an injunction against violating the applicable provisions of the federal securities laws, and McCann agreed to pay a $12 million civil penalty and disgorgement of one dollar.

Information about our other current legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors

In the second quarter of 2008, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2007 Annual Report on Form 10-K, except that the SEC investigation referred to in the first risk factor in our 2007 Annual Report on Form 10-K has been settled. See, Item 1, Legal Proceedings in Part II of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from April 1, 2008 to June 30, 2008:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30	9,245 shares	$8.38	—	—
May 1-31	925,835 shares	$9.91	—	—
June 1-30	29,530 shares	$9.85	—	—

Total(1)	964,610 shares	$9.89	—	—

(1)

Consists of restricted shares of our common stock, par value $.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the second quarter of 2008 (the “Withheld Shares”).

(2)

The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of common stock withheld each month.

Working Capital Restrictions and Other Limitations on the Payment of Dividends

The 2008 Credit Agreement contains certain covenants that, among other things, and subject to certain exceptions, restrict us from making cash acquisitions, making capital expenditures, repurchasing our common stock and declaring or paying cash dividends on our common stock, in excess of an aggregate amount of $600.0 in any fiscal year. If we maintain a leverage ratio not greater than 2.75 to 1 at the end of any fiscal year, we may carry forward to the next fiscal year unused amounts of up to $200.0 of the $600.0. If our leverage ratio is greater than 2.75 to 1 at the end of any fiscal year, we may not carry forward unused amounts, and cash common stock dividends and net share repurchases not otherwise permitted will be restricted to $400.0 for the next fiscal year. In addition, the terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made.

Item 4.	Submission of Matters to a Vote of Security Holders

This item is answered in respect of the Annual Meeting of Stockholders held on May 22, 2008. At the meeting, the following number of votes were cast with respect to each proposal:

1. Proposal to approve management’s nominees for director as follows:

NOMINEE	FOR	AGAINST	BROKER NONVOTES
Frank J. Borelli	410,961,475	11,379,899	0
Reginald K. Brack	309,112,362	113,229,012	0
Jocelyn Carter-Miller	410,111,257	12,230,117	0
Jill M. Considine	329,080,105	93,261,269	0
Richard A. Goldstein	388,003,906	34,337,468	0
H. John Greeniaus	330,234,519	92,106,855	0
Mary J. Steele Guilfoile	414,249,603	8,091,771	0
William T. Kerr	330,242,321	92,099,053	0
Michael I. Roth	411,267,660	11,073,714	0
David M. Thomas	412,452,536	9,888,838	0

2. Proposal to approve confirmation of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for fiscal year 2008:

FOR	AGAINST	ABSTAIN	BROKER NONVOTES
416,493,822	1,811,136	4,036,416	0

3. Shareholder proposal for special shareholder meetings:

FOR	AGAINST	ABSTAIN	BROKER NONVOTES
190,379,998	200,719,849	4,245,779	26,995,748

4. Shareholder proposal for advisory vote on executive compensation:

FOR	AGAINST	ABSTAIN	BROKER NONVOTES
131,199,353	249,877,974	14,268,299	26,995,748

Item 5.	Other Information

On July 24, 2008, the Board of Directors of the Company amended Section 2.02 of our Bylaws to provide that a special meeting of stockholders shall be called upon receipt of a written request from holders of shares representing no less than 25 percent of the outstanding shares of all classes of capital stock entitled to vote thereat. This provision previously required that such a meeting be called upon the written request of the shareholders entitled to vote not less than a majority of the votes entitled to be cast at a shareholder meeting.

The Board of Directors also amended Section 2.06 of the Bylaws to provide for measures to assure an orderly and efficient administration of any process for shareholder action by written consent in lieu of a meeting.

The foregoing is a summary of the amendments to the Bylaws and is qualified in its entirety by the amended Bylaws, a copy of which is included as Exhibit 3(ii) to this Form 10-Q and is incorporated by reference into this Item 5 in its entirety.

Item 6.	Exhibits

Exhibit No.	Description
3(ii)	By-Laws of the Registrant, as amended and restated through July 24, 2008.

10.1	3-Year Credit Agreement, dated as of July 18, 2008, among The Interpublic Group of Companies, Inc. (“Interpublic”), the initial lenders named therein, Citibank, N.A., as administrative agent for the lenders, JP Morgan Chase Bank, N.A., as syndication agent, HSBC USA, National Association and ING Capital LLC, as co-documentation agents, and Citigroup Global Markets, Inc. and JP Morgan Securities Inc., as joint lead arrangers and joint bank managers, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2008.

10(iii)(A)(1)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 13, 2004, between Interpublic and Michael Roth.

10(iii)(A)(2)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 18, 2005, between Interpublic and Frank Mergenthaler

10(iii)(A)(3)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of January 1, 2006, between Interpublic and Philippe Krakowsky.

10(iii)(A)(4)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 6, 2004, between Interpublic and Timothy A. Sompolski.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ MICHAEL I. ROTH
Michael I. Roth Chairman and Chief Executive Officer

Date: July 30, 2008

By	/s/ CHRISTOPHER F. CARROLL
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: July 30, 2008

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3(ii)	By-Laws of the Registrant, as amended and restated through July 24, 2008.

10.1	3-Year Credit Agreement, dated as of July 18, 2008, among The Interpublic Group of Companies, Inc. (“Interpublic”), the initial lenders named therein, Citibank, N.A., as administrative agent for the lenders, JP Morgan Chase Bank, N.A., as syndication agent, HSBC USA, National Association and ING Capital LLC, as co-documentation agents, and Citigroup Global Markets, Inc. and JP Morgan Securities Inc., as joint lead arrangers and joint bank managers, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2008.

10(iii)(A)(1)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 13, 2004, between Interpublic and Michael Roth.

10(iii)(A)(2)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 18, 2005, between Interpublic and Frank Mergenthaler

10(iii)(A)(3)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of January 1, 2006, between Interpublic and Philippe Krakowsky.

10(iii)(A)(4)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 6, 2004, between Interpublic and Timothy A. Sompolski.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.