Form 10-Q
period 2008-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2008-10-28
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of October 17, 2008 was 476,540,074.

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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•

potential effects of a weakening economy could adversely affect our clients’ need for advertising and marketing services, or even their solvency, and as such, could have a negative impact on our business;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

•

risks associated with the effects of global, national and regional economic and political conditions, including counterparty risks and fluctuations in economic growth rates, interest rates and currency exchange rates; and

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
REVENUE	$1,740.0	$1,559.9	$5,060.9	$4,571.7

OPERATING EXPENSES:
Salaries and related expenses	1,093.5	1,034.7	3,261.5	3,033.2
Office and general expenses	526.3	468.9	1,529.1	1,466.6
Restructuring and other reorganization-related charges (reversals)	3.9	5.2	11.2	(0.6)

Total operating expenses	1,623.7	1,508.8	4,801.8	4,499.2

OPERATING INCOME	116.3	51.1	259.1	72.5

EXPENSES AND OTHER INCOME:
Interest expense	(53.2)	(60.1)	(163.9)	(172.0)
Interest income	23.3	30.2	75.0	86.8
Other (expense) income	(1.0)	(4.8)	3.9	1.7

Total (expenses) and other income	(30.9)	(34.7)	(85.0)	(83.5)

Income (loss) before income taxes	85.4	16.4	174.1	(11.0)
Provision for (benefit of) income taxes	35.5	35.8	90.9	(1.3)

Income (loss) of consolidated companies	49.9	(19.4)	83.2	(9.7)
Income applicable to minority interests, net of tax	(4.7)	(3.7)	(7.3)	(5.7)
Equity in net income of unconsolidated affiliates, net of tax	0.5	1.2	2.1	4.6

NET INCOME (LOSS)	45.7	(21.9)	78.0	(10.8)
Dividends on preferred stock	6.9	6.9	20.7	20.7
Allocation to participating securities	0.1	—	0.6	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$38.7	$(28.8)	$56.7	$(31.5)

Earnings (loss) per share of common stock — basic and diluted	$0.08	$(0.06)	$0.12	$(0.07)

Weighted-average number of common shares outstanding:
Basic	462.8	458.6	460.8	457.3
Diluted	519.4	458.6	499.9	457.3

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS:
Cash and cash equivalents	$1,689.8	$2,014.9
Marketable securities	17.8	22.5
Accounts receivable, net of allowance of $61.1 and $61.8	3,821.2	4,132.7
Expenditures billable to clients	1,411.3	1,210.6
Other current assets	301.5	305.1

Total current assets	7,241.6	7,685.8
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,111.3 and $1,089.0	571.8	620.0
Deferred income taxes	474.6	479.9
Goodwill	3,325.0	3,231.6
Other assets	484.3	440.8

TOTAL ASSETS	$12,097.3	$12,458.1

LIABILITIES:
Accounts payable	$3,979.3	$4,124.3
Accrued liabilities	2,623.6	2,691.2
Short-term debt	81.9	305.1

Total current liabilities	6,684.8	7,120.6
Long-term debt	2,043.1	2,044.1
Deferred compensation and employee benefits	521.9	553.5
Other non-current liabilities	436.4	407.7

TOTAL LIABILITIES	9,686.2	10,125.9

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock	525.0	525.0
Common stock	46.4	45.9
Additional paid-in capital	2,672.8	2,635.0
Accumulated deficit	(663.1)	(741.1)
Accumulated other comprehensive loss, net of tax	(156.0)	(118.6)

	2,425.1	2,346.2
Less: Treasury stock	(14.0)	(14.0)

TOTAL STOCKHOLDERS’ EQUITY	2,411.1	2,332.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,097.3	$12,458.1

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$78.0	$(10.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets and intangible assets	130.5	127.6
Provision for bad debt	6.3	7.1
Amortization of restricted stock and other non-cash compensation	64.4	55.3
Amortization of bond discounts and deferred financing costs	21.1	23.4
Deferred income tax provision (benefit)	3.9	(36.7)
(Gains) losses on sales of businesses and investments	(3.9)	15.4
Income applicable to minority interests, net of tax	7.3	5.7
Other	10.8	(8.6)
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	465.4	409.3
Expenditures billable to clients	(205.2)	(242.7)
Prepaid expenses and other current assets	(14.1)	4.6
Accounts payable	(325.2)	(424.3)
Accrued liabilities	(80.1)	(140.7)
Other non-current assets and liabilities	(13.1)	(4.4)

Net cash provided by (used in) operating activities	146.1	(219.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(101.0)	(122.5)
Capital expenditures	(82.8)	(96.4)
Sales and maturities of short-term marketable securities	6.0	622.1
Purchases of short-term marketable securities	(9.6)	(715.6)
Proceeds from sales of businesses and investments, net of cash sold	7.6	28.6
Purchases of investments	(20.1)	(16.9)
Other investing activities	1.6	4.3

Net cash used in investing activities	(198.3)	(296.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 4.50% Convertible Senior Notes	(190.8)	—
Net decrease in short-term bank borrowings	(23.3)	(9.3)
Distributions to minority interests	(10.3)	(14.2)
Preferred stock dividends	(20.7)	(20.7)
Other financing activities	(18.0)	1.3

Net cash used in financing activities	(263.1)	(42.9)

Effect of exchange rate changes on cash and cash equivalents	(9.8)	33.5

Net decrease in cash and cash equivalents	(325.1)	(525.6)
Cash and cash equivalents at beginning of year	2,014.9	1,955.7

Cash and cash equivalents at end of period	$1,689.8	$1,430.1

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 1:  Basis of Presentation

The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. (together with its subsidiaries, the “Company”, “Interpublic”, “we”, “us” or “our”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported and disclosed. Actual results could differ from those estimates. These financial results should be read in conjunction with our 2007 Annual Report on Form 10-K.

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

Note 2:  Financings and Related Transactions

Interest Rate Swap

In September 2008, we terminated our interest rate swap agreement executed in June 2008 related to $125.0 in notional amount of our 7.25% Senior Unsecured Notes due 2011 (the “7.25% Notes”). We will receive approximately $3.0 in cash in equal semi-annual installments over the life of the 7.25% Notes. Accordingly, a gain of $2.4 will be amortized as a reduction to interest expense over the remaining term of the 7.25% Notes, resulting in an effective interest rate of 7.1% per annum.

Credit Agreement

In July 2008 we entered into a $335.0 Three-Year Credit Agreement (the “2008 Credit Agreement”) with a syndicate of banks. The 2008 Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the 2008 Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $335.0 or the equivalent in other currencies, and the aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. The terms of the 2008 Credit Agreement allow us to increase the aggregate lending commitment to a maximum amount of $485.0 if lenders agree to the additional commitments. Our obligations under the Credit Agreement are unsecured. The 2008 Credit Agreement will expire on July 18, 2011.

4.50% Convertible Senior Notes

In March 2008, holders of approximately $191.0 in aggregate principal amount of our 4.50% Convertible Senior Notes due 2023 (the “4.50% Notes”) exercised their put option that required us to repurchase their 4.50% Notes for cash, pursuant to the terms of the 4.50% Notes. The purchase price was 100% of the principal amount, which we paid from existing cash on hand. We can redeem the remaining 4.50% Notes (approximately $9.0 as of September 30, 2008) for cash on or after September 15, 2009.

Note 3:  Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements. Under the standard, fair value refers to the price that would be received to sell an asset or

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The impact of adopting SFAS 157 as of January 1, 2008 was not material to our Consolidated Financial Statements.

FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS 157. FSP FAS 157-2, Effective Date of FASB Statement No. 157, deferred the effective date of SFAS 157 for the Company in relation to all nonfinancial assets and nonfinancial liabilities to January 1, 2009.

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

As of September 30, 2008, we held $12.5 in par value of asset backed auction rate securities. Since August 2007, auctions have failed due to insufficient bids from buyers, which required us to adjust the securities to a book value of $6.7 during the fourth quarter of 2007. We intend to hold our auction rate securities until we can recover the full principal and have classified the auction rate securities as long-term investments within other assets in our consolidated balance sheet as of September 30, 2008.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of SFAS 157 for illiquid financial instruments. FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. We believe that an income approach valuation technique to value our auction rate securities is more representative of fair value than a market approach valuation technique. Specifically, we used the discount rate adjustment technique with a discount rate of 10.84% derived from observed rates of return for comparable assets that are traded in the market. Based on our analysis, we have determined that the fair value of the auction rate securities adequately supports its book value.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Level 1	Level 3
Assets
Cash equivalents	$901.6	$—
Short-term marketable securities	17.8	—
Long-term investments	12.1	6.7
Foreign currency derivatives	—	1.8

Liabilities
Minority interest put obligation	$—	$20.2

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

Three months ended September 30, 2008

	Balance as of June 30, 2008	Realized gains (losses) included in net income	Balance as of September 30, 2008
Assets
Auction rate securities	$6.7	$—	$6.7
Foreign currency derivatives	3.1	(1.3)	1.8

Liabilities
Minority interest put obligation	$21.1	$0.9	$20.2

Nine months ended September 30, 2008
	Balance as of January 1, 2008	Realized losses included in net income	Balance as of September 30, 2008
Assets
Auction rate securities	$6.7	$—	$6.7
Foreign currency derivatives	3.1	(1.3)	1.8

Liabilities
Minority interest put obligation	$18.8	$(1.4)	$20.2

Realized gains (losses) included in net income for foreign currency derivatives and a minority interest put obligation are reported as a component of other expense and interest expense, respectively.

Note 4:  Supplementary Data

Accrued Liabilities

	September 30, 2008	December 31, 2007
Media and production expenses	$1,933.5	$1,943.5
Salaries, benefits and related expenses	401.0	471.9
Office and related expenses	63.2	90.9
Professional fees	21.5	27.7
Restructuring and other reorganization-related	10.6	30.1
Interest	25.9	33.8
Acquisition obligations	40.1	5.4
Other	127.8	87.9

Total	$2,623.6	$2,691.2

2004 Restatement Liabilities
	September 30, 2008	December 31, 2007
Vendor discounts and credits	$149.9	$165.5
Internal investigations (includes asset reserves)	7.4	8.2
International compensation arrangements	9.4	10.9

Total	$166.7	$184.6

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

As part of the restatement set forth in our 2004 Annual Report on Form 10-K filed in September 2005 (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. For the nine months ended September 30, 2008, we satisfied $1.4 of these liabilities through cash payments and reductions of certain client receivables. Further reductions of these liabilities were a result of favorable settlements with clients, the release of liabilities due to the lapse of the respective statutes of limitations and foreign currency effects. Also, as part of the 2004 Restatement, we recognized liabilities related to internal investigations and international compensation arrangements.

Restructuring and Other Reorganization-Related Charges (Reversals)

Restructuring and other reorganization-related charges of $3.9 and $11.2 for the three and nine months ended September 30, 2008, respectively, primarily relate to the realignment of our global media operations. See Note 11 for a discussion regarding the creation of our new management entity, Mediabrands, in the second quarter of 2008. In addition, the charges for the nine months ended September 30, 2008 relate to the restructuring program announced at Lowe Worldwide (“Lowe”) during the third quarter of 2007. Net charges primarily consist of leasehold amortization and additional severance expense. Payments during the quarter related to the 2007, 2003 and 2001 programs were approximately $3.0. The total liability balance as of September 30, 2008 for our restructuring programs is $15.7, of which $1.9, $6.9 and $6.9 relate to the 2007, 2003 and 2001 programs, respectively.

Other (Expense) Income

Results of operations for the three and nine months ended September 30, 2008 and 2007 include certain items which are either non-recurring or are not directly associated with our revenue producing operations. These items are included in the other income (expense) line in the Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
(Losses) gains on sales of businesses and investments	$(0.1)	$(7.1)	$3.9	$(15.4)
Vendor discounts and credit adjustments	2.4	3.5	12.6	11.5
Litigation settlement	—	(1.7)	(12.0)	(1.7)
Other (expense) income	(3.3)	0.5	(0.6)	7.3

Total	$(1.0)	$(4.8)	$3.9	$1.7

Sales of businesses and investments — Primarily includes realized gains and losses relating to the sales of businesses, cumulative translation adjustment balances from the liquidation of entities, sales of marketable securities and investments in publicly traded and privately held companies in our Rabbi Trusts, and charges related to declines in the values of investments that are deemed to be other than temporary.

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

During the nine months ended September 30, 2008, we completed nine acquisitions, of which the most significant were: a) the remaining interests in an entertainment-marketing agency in North America in which we previously held a 40% interest, b) a digital advertising and communications agency in the United Kingdom, c) a marketing services agency in France, d) a 51% interest in a digital marketing agency in North America, and e) an additional 31.1% interest in a full-service advertising agency in the Middle East which increases our total interest in that agency to 51%. Total cash paid for these acquisitions at closing was $100.8, and we have accrued an additional $51.7 for known deferred payments, primarily related to our acquisition in the Middle East.

For companies acquired during the first nine months of 2008, we made estimates of the fair values of the assets and liabilities for consolidation. The purchase price in excess of the estimated fair value of the tangible net assets acquired was allocated to goodwill and identifiable intangible assets. These acquisitions do not have significant amounts of tangible assets, therefore a substantial portion of the total consideration has been allocated to goodwill and identifiable intangible assets (approximately $183.0). The purchase price allocations for our acquisitions are substantially complete, however certain of these allocations are based on estimates and assumptions and are subject to change. The final determination of the estimated fair value of the acquired net assets will be completed as soon as possible, but no later than one year from the acquisition date. All acquisitions during the first nine months of 2008 are included in the IAN operating segment. Pro forma information, as required by SFAS No. 141, Business Combinations, related to these acquisitions is not presented because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not significant.

During the nine months ended September 30, 2007, we completed six acquisitions, of which the most significant were: a) a full-service advertising agency in Latin America, b) Reprise Media, which is a full-service search engine marketing firm in North America, and c) the remaining interests in two full-service advertising agencies in India in which we previously held 49% and 51% interests. Total cash paid during the first nine months of 2007 for these acquisitions was $112.8.

Details of cash paid for current and prior years’ acquisitions are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cash paid for current year acquisitions	$85.6	$32.5	$100.8	$112.8
Cash paid for prior year acquisitions:
Cost of investment	10.3	1.6	22.3	13.5
Compensation expense — related payments	—	—	—	1.4
Less: cash acquired	(21.2)	(0.1)	(22.1)	(3.8)

Total cash paid for acquisitions	$74.7	$34.0	$101.0	$123.9

In addition, for the nine months ended September 30, 2007, we acquired $8.1 of marketable securities held by one of our acquisitions.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 6:  Employee Benefits

We have a defined benefit plan which covers substantially all regular U.S. employees employed through March 31, 1998. In addition, some of our agencies have additional domestic plans. These plans are closed to new participants. We also have numerous plans outside of the U.S., some of which are funded, while others provide payments at the time of retirement or termination under applicable labor laws or agreements. Some of our domestic and foreign subsidiaries also provide postretirement health benefits to eligible employees and their dependents. Additionally, some of our domestic subsidiaries provide postretirement life insurance to eligible employees. Certain immaterial foreign pension plans have been excluded from the below tables. The components of net periodic cost for the domestic pension plans, the principal foreign pension plans and the postretirement benefit plans are as follows:

	Domestic pension plans		Foreign pension plans		Postretirement benefit plans
Three months ended September 30,	2008	2007	2008	2007	2008	2007
Service cost	$—	$—	$4.0	$4.0	$—	$0.1
Interest cost	2.1	2.0	6.8	6.4	0.6	0.9
Expected return on plan assets	(2.6)	(2.6)	(6.1)	(6.2)	—	—
Amortization of:
Transition obligation	—	—	0.1	0.1	—	0.1
Prior service cost (credit)	—	—	0.1	0.1	—	(0.1)
Unrecognized actuarial losses (gains)	1.4	1.7	0.2	0.8	(0.5)	0.2
Curtailment loss	—	—	0.1	—	—	—

Net periodic cost	$0.9	$1.1	$5.2	$5.2	$0.1	$1.2

	Domestic pension plans		Foreign pension plans		Postretirement benefit plans
Nine months ended September 30,	2008	2007	2008	2007	2008	2007
Service cost	$—	$—	$12.3	$12.1	$0.3	$0.4
Interest cost	6.3	6.1	20.9	18.4	2.4	2.7
Expected return on plan assets	(7.8)	(7.7)	(18.6)	(18.2)	—	—
Amortization of:
Transition obligation	—	—	0.1	0.1	0.1	0.1
Prior service cost (credit)	—	—	0.3	0.4	(0.1)	(0.1)
Unrecognized actuarial losses	4.3	5.1	0.5	2.4	—	0.6
Curtailment gain	—	—	(0.2)	—	—	—

Net periodic cost	$2.8	$3.5	$15.3	$15.2	$2.7	$3.7

During the three and nine months ended September 30, 2008, we made contributions of $5.7 and $21.9, respectively, to our foreign pension plans. For the remainder of 2008, we expect to contribute $6.2 to our foreign pension plans. In accordance with changes required by the Pension Protection Act of 2006, we contributed $2.3 to our domestic pension plans during the three and nine months ended September 30, 2008. For the remainder of 2008, we do not expect to make any additional contributions to our domestic pension plans.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 7:  Stock-Based Compensation

During the nine months ended September 30, 2008 we granted the following stock-based compensation awards under our 2006 Performance Incentive Plan:

	Awards	Weighted-Average Grant-Date Fair Value (per award)
Stock Options	2.4	$4.08
Stock-Settled Awards	6.2	$9.64
Cash-Settled Awards	1.2	$9.80
Performance-Based Awards	3.4	$9.99

Total Stock-Based Compensation Awards	13.2

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

Note 8:  Comprehensive (Loss) Income

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$45.7	$(21.9)	$78.0	$(10.8)
Foreign currency translation adjustment	(77.3)	54.8	(37.5)	93.5
Adjustments to pension and other postretirement plans, net of tax	4.8	7.8	3.0	9.0
Net unrealized holding (losses) gains on securities, net of tax	(1.1)	0.3	(2.9)	1.2

Total	$(27.9)	$41.0	$40.6	$92.9

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$45.7	$(21.9)	$78.0	$(10.8)
Less: Preferred stock dividends	6.9	6.9	20.7	20.7
Allocation to participating securities(1)	0.1	—	0.6	—

Net income (loss) applicable to common stockholders — basic	$38.7	$(28.8)	$56.7	$(31.5)
Add: Effect of dilutive securities
Interest on 4.25% Convertible Senior Notes	0.4	—	1.0	—
Interest on 4.75% Convertible Senior Notes	1.0	—	—	—

Net income (loss) applicable to common stockholders — diluted	$40.1	$(28.8)	$57.7	$(31.5)

Weighted-average number of common shares outstanding — basic	462.8	458.6	460.8	457.3
Effect of dilutive securities:
Restricted stock and stock options	8.3	—	6.9	—
4.25% Convertible Senior Notes	32.2	—	32.2	—
4.75% Convertible Senior Notes	16.1	—	—	—

Weighted-average number of common shares outstanding — diluted	519.4	458.6	499.9	457.3

Earnings (loss) per share — basic	$0.08	$(0.06)	$0.12	$(0.07)
Earnings (loss) per share — diluted	$0.08	$(0.06)	$0.12	$(0.07)

(1)

Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” (“EITF 03-6”), net income for purposes of calculating basic earnings per share is adjusted based on an earnings allocation formula that attributes earnings to participating securities and common stock according to dividends declared and participation rights in undistributed earnings. Our participating securities consist of the 4.50% Convertible Senior Notes. See Note 2 for information related to the repurchase of a portion of the 4.50% Convertible Senior Notes. Our participating securities have no impact on our net loss applicable to common stockholders for the three and nine months ended September 30, 2007 since these securities do not participate in our net loss.

Basic and diluted shares outstanding and loss per share are equal for the three and nine months ended September 30, 2007 because our potentially dilutive securities are antidilutive as a result of the net loss applicable to common stockholders in each period.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The following table presents the potential shares excluded from diluted earnings (loss) per share because the effect of including these potential shares would be antidilutive.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock options and non-vested restricted stock awards	—	7.0	—	6.6
Capped warrants	—	2.5	—	4.9
4.75% Convertible Senior Notes	—	—	16.1	—
4.25% Convertible Senior Notes	—	32.2	—	32.2
4.50% Convertible Senior Notes	0.7	32.2	5.0	32.2
Series B Preferred Stock	38.4	38.4	38.4	38.4

Total	39.1	112.3	59.5	114.3

Securities excluded from the diluted earnings (loss) per share calculation because the exercise price was greater than the average market price:
Stock options(1)	27.1	23.0	27.1	20.4
Warrants(2)	67.9	38.8	67.9	38.8

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

Note 10:  Taxes

The effective tax rates for the three and nine months ended September 30, 2008 were 41.6% and 52.2%, respectively. For the three and nine months ended September 30, 2008, the differences between the effective tax rates and the statutory rate of 35% is primarily due to state and local taxes, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and, for nine months ended September 30, 2008, the SEC settlement provision for which we receive no tax benefit and the release of valuation allowances in jurisdictions where we believe it is more likely than not that we will realize our deferred tax assets. The tax provision for the first nine months of 2007 was favorably impacted by net reversals of tax reserves, primarily related to previously unrecognized tax benefits related to various items of income and expense, including approximately $80.0 for certain worthless securities deductions associated with investments in consolidated subsidiaries, which was a result of the completion of a tax examination.

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

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “Act”) was enacted in the United States. The Act primarily contains provisions which address the U.S. banking and financial industry bailout. In addition, it contains various tax provisions. However, based on our review we do not anticipate any material impact to our financial position from the tax provisions contained in the Act.

Note 11:  Segment Information

On July 9, 2008 we announced the creation of a management entity called Mediabrands to oversee our media assets that are included in our Integrated Agency Networks (“IAN”) segment. The new entity provides oversight of operational efficiency and increased collaboration across our media units. Our global media networks, Initiative and Universal McCann, continue to operate as independent entities, each aligned where appropriate with its respective full-service marketing network partner. The previously existing entities that comprise Mediabrands remain in the IAN segment.

We have two reportable segments: IAN, which is comprised of Draftfcb, Lowe, McCann Worldgroup and Mediabrands, and Constituency Management Group (“CMG”), which is comprised of the bulk of our specialist marketing service offerings. We also report results for the Corporate and other group. The profitability measure employed by our chief operating decision maker for allocating resources to our operating divisions and assessing operating division performance is operating income (loss), excluding the impact of restructuring and other reorganization-related charges (reversals) and long-lived asset impairment and other charges. Segment information is presented consistently with the basis described in our 2007 Annual Report on Form 10-K. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
IAN	$1,450.1	$1,311.7	$4,229.7	$3,822.3
CMG	289.9	248.2	831.2	749.4

Total	$1,740.0	$1,559.9	$5,060.9	$4,571.7

Segment operating income:
IAN	$144.0	$97.4	$344.5	$200.9
CMG	23.8	12.6	56.2	29.8
Corporate and other	(47.6)	(53.7)	(130.4)	(158.8)

Total	120.2	56.3	270.3	71.9

Restructuring and other reorganization-related (charges) reversals	(3.9)	(5.2)	(11.2)	0.6
Interest expense	(53.2)	(60.1)	(163.9)	(172.0)
Interest income	23.3	30.2	75.0	86.8
Other (expense) income	(1.0)	(4.8)	3.9	1.7

Income (loss) before income taxes	$85.4	$16.4	$174.1	$(11.0)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$34.6	$32.6	$99.3	$93.7
CMG	3.7	4.4	12.1	13.6
Corporate and other	5.9	6.7	19.1	20.3

Total	$44.2	$43.7	$130.5	$127.6

Capital expenditures:
IAN	$20.4	$25.6	$69.1	$79.2
CMG	3.0	2.4	9.4	6.2
Corporate and other	0.6	1.9	4.3	11.0

Total	$24.0	$29.9	$82.8	$96.4

	September 30, 2008	December 31, 2007

Total assets:
IAN	$10,105.7	$10,195.2
CMG	993.1	961.2
Corporate and other	998.5	1,301.7

Total	$12,097.3	$12,458.1

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 12:  Commitments and Contingencies

Legal Matters

We are or have been involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition.

Guarantees

As discussed in our 2007 Annual Report on Form 10-K, we have contingent obligations under guarantees of certain obligations of our subsidiaries relating principally to credit facilities, guarantees of certain media payables and operating leases of certain subsidiaries. The amount of such parent company guarantees was $288.9 and $327.1 as of September 30, 2008 and December 31, 2007, respectively.

Note 13:  Recent Accounting Standards

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because our existing convertible debt instruments are settled only in stock upon conversion, this guidance will not apply, and as a result will not have an impact on our Consolidated Financial Statements.

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

EXECUTIVE SUMMARY

We are one of the world’s premier advertising and marketing services companies. We generate sales, earnings and cash flows from our agency brands delivering custom marketing solutions to many of the world’s largest marketers. Our companies cover the spectrum of marketing disciplines and specialties, from consumer advertising and direct marketing to mobile and search engine marketing. Major global brands include Draftfcb, FutureBrand, GolinHarris International, Initiative, Jack Morton Worldwide, Lowe Worldwide (“Lowe”), MAGNA Global, McCann Erickson, Momentum, MRM, Octagon, Universal McCann and Weber Shandwick. Leading domestic brands include Campbell-Ewald, Carmichael Lynch, Deutsch, Hill Holliday, Mullen and The Martin Agency.

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

The continuing uncertainty in the worldwide financial system has negatively impacted general business conditions. It is possible that a weakening economy could adversely affect our clients’ need for advertising and marketing services, or even their solvency, but we cannot predict whether or to what extent this will occur. We are not dependent on short-term funding, and the limited availability of credit in the market has not affected our credit facilities, including our ELF facility, or our liquidity or materially impacted our funding costs. As of September 30, 2008, approximately 85% of our debt obligations bore interest at fixed rates. We have diversified counterparties and clients, but we continue to monitor our counterparty and client risks closely. While the effects of the economic conditions in the future are not predictable, we believe our global presence, the breadth and diversity of our service offerings and our enhanced expense management capabilities position us well in a slower economic climate.

We analyze period-to-period changes in our operating performance by determining the portion of the change that is attributable to foreign currency rates and the change attributable to the net effect of acquisitions and divestitures, with the remainder considered to be the organic change. For purposes of analyzing this change, acquisitions and divestitures are treated as if they occurred on the first day of the quarter during which the transaction occurred.

On July 9, 2008 we announced the creation of a management entity called Mediabrands to oversee our media assets that are included in our Integrated Agency Networks (“IAN”) segment. The new entity provides oversight to ensure operational efficiency and increased collaboration across our media units. Our global media networks, Initiative and Universal McCann, continue to operate as independent entities, each aligned where appropriate with its respective full-service marketing network partner. The previous existing entities that comprise Mediabrands remain in the IAN segment. The financial results for these units are analyzed together in MD&A for the three and nine months ended September 30, 2008 and 2007.

Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues is generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. As a result, both positive and negative currency fluctuations against the U.S. Dollar will continue to affect our results of operations. Foreign currency variations resulted in increases of approximately 2% and 3% in revenues, salaries and related expenses and office and general expenses for the three and nine months ended September 30, 2008, respectively, compared to the respective prior-year periods. In recent months the U.S. Dollar has started to strengthen against several foreign currencies, and if this trend continues, it will have a negative impact on our consolidated results of operations.

Third Quarter and First Nine Months of 2008 and 2007 Highlights

	Three months ended September 30, 2008		Nine months ended September 30, 2008
% increase/(decrease)	Reported	Organic	Reported	Organic
Revenue	11.5%	7.6%	10.7%	6.4%
Salaries and related expenses	5.7%	1.7%	7.5%	3.1%
Office and general expenses	12.2%	9.2%	4.3%	1.1%

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating margin	6.7%	3.3%	5.1%	1.6%
Expenses as % of revenue
Salaries and related expenses	62.8%	66.3%	64.4%	66.3%
Office and general expenses	30.2%	30.1%	30.2%	32.1%
Diluted earnings (loss) per share	$0.08	$(0.06)	$0.12	$(0.07)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

RESULTS OF OPERATIONS

Consolidated Results of Operations — Three and Nine Months Ended September 30, 2008 compared to Three and Nine Months Ended September 30, 2007

REVENUE

	Three months ended September 30, 2007	Components of change			Three months ended September 30, 2008	Change
		Foreign currency	Net acquisitions/ divestitures	Organic		Organic	Total
Consolidated	$1,559.9	$36.0	$25.6	$118.5	$1,740.0	7.6%	11.5%
Domestic	886.7	—	7.0	70.1	963.8	7.9%	8.7%
International	673.2	36.0	18.6	48.4	776.2	7.2%	15.3%
United Kingdom	134.5	(7.0)	2.3	28.4	158.2	21.1%	17.6%
Continental Europe	222.1	25.6	(5.7)	15.1	257.1	6.8%	15.8%
Asia Pacific	147.8	6.4	—	2.8	157.0	1.9%	6.2%
Latin America	84.2	8.8	—	2.6	95.6	3.1%	13.5%
Other	84.6	2.2	22.0	(0.5)	108.3	(0.6%)	28.0%

During the third quarter of 2008 our revenue increased by $180.1, consisting of organic revenue growth of $118.5, primarily in the technology and telecommunications sector as well as the retail sector. The domestic organic growth was primarily driven by expanding business with existing clients and winning new clients in the media and events marketing businesses. The international organic revenue increase was primarily in the United Kingdom and Continental Europe regions. The increase in the United Kingdom was primarily due to the completion of several projects with existing clients in the events marketing business. The increases throughout Continental Europe were due to higher spending from existing clients and net client wins.

Our revenue is directly impacted by our ability to win new clients and the retention and spending levels of existing clients and is subject to fluctuations related to seasonal spending from our clients. Most of our expenses are recognized ratably throughout the year and are less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal holiday spending of our clients, incentives earned at year-end on various contracts and project work completed that is typically recognized during the fourth quarter. Additionally, revenues can fluctuate due to the timing of completed projects in the events marketing business, as revenue is typically recognized when the project is complete. Furthermore, we generally act as principal for these projects and as such record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses. For the three months ended September 30, 2008, approximately 1.8% of the organic revenue increase related to expenses for certain projects where we act as principal.

	Nine months ended September 30, 2007	Components of change			Nine months ended September 30, 2008	Change
		Foreign currency	Net acquisitions/ divestitures	Organic		Organic	Total
Consolidated	$4,571.7	$155.6	$40.7	$292.9	$5,060.9	6.4%	10.7%
Domestic	2,650.1	—	10.5	143.2	2,803.8	5.4%	5.8%
International	1,921.6	155.6	30.2	149.7	2,257.1	7.8%	17.5%
United Kingdom	417.3	(5.5)	8.1	49.2	469.1	11.8%	12.4%
Continental Europe	686.5	95.5	(16.5)	34.1	799.6	5.0%	16.5%
Asia Pacific	382.8	28.3	21.3	33.4	465.8	8.7%	21.7%
Latin America	213.7	25.4	(2.8)	17.7	254.0	8.3%	18.9%
Other	221.3	11.9	20.1	15.3	268.6	6.9%	21.4%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

During the first nine months of 2008 our revenue increased by $489.2, consisting of organic revenue growth of $292.9 and a favorable foreign currency rate impact of $155.6. The organic revenue growth was primarily in the technology and telecommunications sector, food and beverage sector and the retail sector. The domestic organic growth was primarily driven by the media, advertising and events marketing businesses. The international organic increase occurred throughout all regions, driven by increases in spending by existing clients and net client wins in Continental Europe region, primarily in Spain, Norway and Turkey, and the Asia Pacific region, primarily in China and Australia. The organic increase for the United Kingdom was driven by factors similar to those noted above for the third quarter of 2008.

Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Salaries and related expenses	$1,093.5	62.8%	$1,034.7	66.3%	$3,261.5	64.4%	$3,033.2	66.3%
Office and general expenses	526.3	30.2%	468.9	30.1%	1,529.1	30.2%	1,466.6	32.1%
Restructuring and other reorganization- related charges (reversals)	3.9		5.2		11.2		(0.6)

Total operating expenses	$1,623.7		$1,508.8		$4,801.8		$4,499.2

Operating income	$116.3	6.7%	$51.1	3.3%	$259.1	5.1%	$72.5	1.6%

Total operating expenses decreased as a percentage of revenue in the third quarter and the first nine months of 2008 from the comparable 2007 periods. Operating income as a percentage of revenue increased in the third quarter and the first nine months of 2008 from the comparable 2007 periods, to 6.7% from 3.3%, and to 5.1% from 1.6%, respectively. We consider the change in operating expenses as a percentage of revenue, which we refer to as operating expense leverage, to be a key performance metric. As our revenue is typically seasonal over the course of the year, we believe that the year-over-year comparisons of operating expense leverage is the appropriate comparable metric.

Our staff cost ratio, defined as salaries and related expenses as a percentage of revenue, declined to 62.8% from 66.3% in the third quarter, and to 64.4% from 66.3% in the first nine months of 2008, from the comparable prior-year periods. The improvement was driven by higher revenues and better utilization of base salaries and benefits expenses. Our office and general expense ratio, defined as office and general expenses as a percentage of revenue, remained virtually unchanged in the third quarter and decreased to 30.2% from 32.1% in the first nine months of 2008, from the comparable prior year periods. During the nine months ended September 30, 2008, the improvement in the office and general expense ratio was also driven by higher revenue as well as by a reduction in key expense categories including occupancy and professional fees.

Salaries and Related Expenses

		Components of change				Change
	2007	Foreign currency	Net acquisitions/ divestitures	Organic	2008	Organic	Total
Three months ended September 30,	$1,034.7	$21.5	$19.9	$17.4	$1,093.5	1.7%	5.7%
Nine months ended September 30,	3,033.2	100.8	32.0	95.5	3,261.5	3.1%	7.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The following table details our salary and related expenses as a percentage of consolidated revenue.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Base salaries, benefits and tax	52.7%	54.5%	54.0%	55.3%
Incentive expense	3.6%	4.5%	3.8%	3.7%
Severance expense	0.9%	1.3%	0.8%	1.0%
Temporary help	3.1%	3.6%	3.3%	3.7%
All other salaries and related expenses	2.5%	2.4%	2.5%	2.6%

Salaries and related expenses in the third quarter of 2008 increased by $58.8 compared to the third quarter of 2007, consisting of an organic increase of $17.4, an adverse foreign currency rate impact of $21.5 and net acquisitions of $19.9. The organic increase was primarily to support business growth (an organic revenue increase of $118.5) resulting in higher base salaries, benefits and temporary help of $30.1, predominantly at our largest networks. Partially offsetting the organic increase was a reduction in incentive awards of $11.7, primarily related to a true-up for bonus award accruals in 2007 based on achieving expected full-year financial targets.

Salaries and related expenses in the first nine months of 2008 increased by $228.3 compared to the first nine months of 2007, consisting of an organic increase of $95.5 and an adverse foreign currency rate impact of $100.8. The organic increase was primarily to support business growth (an organic revenue increase of $292.9) resulting in higher base salaries, benefits and temporary help of $87.7, predominantly at our largest networks. For the first nine months of 2008, incentive awards increased by $12.6, primarily attributable to stock-based compensation awards. Stock-based compensation awards include stock options, stock-settled awards, cash-settled awards and performance-based awards. The expense increased due to changes in assumptions, including the impact of forfeitures as compared to estimates associated with the vesting of certain stock awards in the respective periods. Bonus awards for the first nine months of 2008 were consistent with the amounts accrued for the first nine months of 2007.

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

Office and General Expenses

		Components of change				Change
	2007	Foreign currency	Net acquisitions/ divestitures	Organic	2008	Organic	Total
Three months ended September 30,	$468.9	$10.7	$3.4	$43.3	$526.3	9.2%	12.2%
Nine months ended September 30,	1,466.6	48.7	(2.9)	16.7	1,529.1	1.1%	4.3%

The following table details our office and general expenses as a percentage of consolidated revenue. All other office and general expenses includes production expenses, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Professional fees	1.9%	2.0%	2.0%	2.6%
Occupancy expense (excluding depreciation and amortization)	7.6%	8.4%	7.8%	8.5%
Travel & entertainment, office supplies and telecommunications	4.2%	4.6%	4.4%	4.8%
All other office and general expenses	16.5%	15.1%	16.0%	16.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Office and general expenses in the third quarter of 2008 increased by $57.4 compared to the third quarter of 2007, including an organic increase of $43.3. The organic increase was primarily due to higher production expenses related to pass-through costs for certain projects where we act as a principal during the third quarter of 2008, which contributed approximately 5.9% to the increase, and higher foreign exchange gains in 2007 on certain balance sheet items that did not recur in the current year.

Office and general expenses in the first nine months of 2008 increased by $62.5 compared to the first nine months of 2007, consisting of an organic increase of $16.7 and an adverse foreign currency rate impact of $48.7 The organic increase was due to higher production expenses partially offset by lower professional fees and occupancy costs.

Professional fees in the third quarter of 2008 were consistent with amounts for the third quarter of 2007. The organic decrease in professional fees was $22.3 during the nine months ended September 30, 2008 compared to the corresponding period of 2007. Improvements in our financial systems, back-office processes and internal controls we made throughout 2007, and reduced legal consultations, primarily as a result of the SEC concluding its investigation into our financial reporting practices, contributed to our decline in professional fees.

Production expenses can be a significant component of our office and general expenses and can vary significantly between periods depending upon the timing of completion of certain projects where we act as principal. The timing of production expenses could impact trends between various periods in the future.

Restructuring and Other Reorganization-Related Charges (Reversals)

Restructuring and other reorganization-related charges of $3.9 and $11.2 for the three and nine months ended September 30, 2008, respectively, primarily relate to the realignment of our global media operations. See Note 11 to the unaudited Consolidated Financial Statements for a discussion regarding the creation of our new management entity, Mediabrands, in the second quarter of 2008. In addition, the charges for the nine months ended September 30, 2008 relate to the restructuring program announced at Lowe during the third quarter of 2007. Net charges primarily consist of leasehold amortization and additional severance expense. Payments during the quarter related to the 2007, 2003 and 2001 programs were approximately $3.0. The total liability balance as of September 30, 2008 for our restructuring programs is $15.7, of which $1.9, $6.9 and $6.9 relate to the 2007, 2003 and 2001 programs, respectively.

EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cash interest on debt obligations	$(45.8)	$(52.3)	$(142.8)	$(148.3)
Non-cash amortization	(7.4)	(7.8)	(21.1)	(23.7)

Interest expense	(53.2)	(60.1)	(163.9)	(172.0)
Interest income	23.3	30.2	75.0	86.8

Net interest expense	(29.9)	(29.9)	(88.9)	(85.2)
Other (expense) income	(1.0)	(4.8)	3.9	1.7

Total	$(30.9)	$(34.7)	$(85.0)	$(83.5)

Net Interest Expense

For both the three and nine months ended September 30, 2008, interest income decreased due to more conservative investment strategies in the U.S. compared to the prior year and lower interest rates in the U.S., partially offset by an increase in interest income generated by some of our international agencies. Interest expense decreased due to the repurchase of the majority of the 4.50% Notes in the first quarter of 2008 and lower interest rates paid on the Floating Rate Notes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Other (Expense) Income

Results of operations for the three and nine months ended September 30, 2008 and 2007 include certain items which are either non-recurring or are not directly associated with our revenue producing operations. These items are included in the other income line in the Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
(Losses) gains on sales of businesses and investments	$(0.1)	$(7.1)	$3.9	$(15.4)
Vendor discounts and credit adjustments	2.4	3.5	12.6	11.5
Litigation settlement	—	(1.7)	(12.0)	(1.7)
Other (expense) income	(3.3)	0.5	(0.6)	7.3

Total	$(1.0)	$(4.8)	$3.9	$1.7

Sales of businesses and investments — Primarily includes realized gains and losses relating to the sales of businesses, cumulative translation adjustment balances from the liquidation of entities, sales of marketable securities and investments in publicly traded and privately held companies in our Rabbi Trusts, as well as charges related to declines in the values of these investments that are deemed to be other than temporary.

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

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Income (loss) before income taxes	$85.4	$16.4	$174.1	$(11.0)

Provision for (benefit of) income taxes	$35.5	$35.8	$90.9	$(1.3)

Our tax rates are affected by many factors, including our worldwide earnings from various countries, disposition activity, changes in legislation and tax characteristics of our income. Specifically, for the three and nine months ended September 30, 2008, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes, losses incurred in certain non-U.S. jurisdictions that receive no corresponding tax benefit and, for the nine months ended September 30, 2008, the SEC settlement provision for which we receive no tax benefit and the release of valuation allowances in jurisdictions where we believe it is more likely than not that we will realize our deferred tax assets.

For the three and nine months ended September 30, 2007, the difference between the effective tax rate and the statutory rate of 35% was due primarily to state and local taxes and losses incurred in certain non-U.S. jurisdictions that receive no benefit. The tax provision for the first nine months of 2007 was favorably impacted by net reversals of tax reserves, primarily related to previously unrecognized tax benefits related to various items of income and expense, including approximately $80.0 for certain worthless securities deductions associated with investments in consolidated subsidiaries, which was a result of the completion of a tax examination.

EARNINGS (LOSS) PER SHARE

For the third quarter of 2008, net income was $45.7 and net income applicable to common shareholders was $38.7, or $0.08 per basic and diluted share, compared to net loss of $21.9 and net loss applicable to common shareholders of $28.8, or $(0.06) per basic and diluted share a year earlier.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

For the first nine months of 2008, net income was $78.0 and net income applicable to common shareholders was $56.7, or $0.12 per basic and diluted share, compared to net loss of $10.8 and net loss applicable to common shareholders of $31.5, or $(0.07) per basic and diluted share a year earlier.

Segment Results of Operations — Three and Nine Months Ended September 30, 2008 compared to Three and Nine Months Ended September 30, 2007

As discussed in Note 11 to the unaudited Consolidated Financial Statements, we have two reportable segments as of September 30, 2008: IAN and CMG. We also report results for the Corporate and other group.

IAN

REVENUE

		Components of change				Change
	Three months ended September 30, 2007	Foreign currency	Net acquisitions/ divestitures	Organic	Three months ended September 30, 2008	Organic	Total
Consolidated	$1,311.7	$33.2	$32.0	$73.2	$1,450.1	5.6%	10.6%
Domestic	723.0	—	7.0	40.1	770.1	5.5%	6.5%
International	588.7	33.2	25.0	33.1	680.0	5.6%	15.5%

During the third quarter of 2008 our revenue increased by $138.4, consisting of organic revenue growth of $73.2, primarily in the technology and telecommunications sector as well as the retail sector. The domestic organic revenue increase was primarily a result of higher revenues with existing clients and net client wins at Mediabrands. The international organic revenue increase occurred primarily throughout the Continental Europe region, driven by higher client spending and net client wins at McCann and Lowe.

		Components of change				Change
	Nine months ended September 30, 2007	Foreign currency	Net acquisitions/ divestitures	Organic	Nine months ended September 30, 2008	Organic	Total
Consolidated	$3,822.3	$141.8	$56.0	$209.6	$4,229.7	5.5%	10.7%
Domestic	2,151.9	—	10.5	100.9	2,263.3	4.7%	5.2%
International	1,670.4	141.8	45.5	108.7	1,966.4	6.5%	17.7%

During the first nine months of 2008 our revenue increased by $407.4, consisting of organic growth of $209.6 and a favorable foreign currency rate impact of $141.8. The organic revenue growth was primarily in the technology and telecommunications sector, retail sector and the food and beverage sector. The domestic and international organic revenue increase was primarily a result of higher revenue from existing clients and net client wins from McCann and Mediabrands. The international organic revenue increase occurred primarily throughout the Continental Europe region and the Asia Pacific region, primarily China and Australia.

SEGMENT OPERATING INCOME

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Segment operating income	$144.0	$97.4	47.8%	$344.5	$200.9	71.5%
Operating margin	9.9%	7.4%		8.1%	5.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Operating income increased during the third quarter of 2008 due to an increase in revenue of $138.4, partially offset by increases in salaries and related expenses of $63.9 and office and general expenses of $27.9. Higher salaries and related expenses were due to an increase in base salaries, benefits, and temporary help of $62.0 to support growth, primarily at McCann. Higher office and general expenses were primarily due to costs directly attributable to client engagements.

Operating income increased during the first nine months of 2008 due to an increase in revenue of $407.4, partially offset by increases in salaries and related expenses of $219.6 and in office and general expenses of $44.2. Salaries and related expenses increased primarily due to factors similar to those noted above for the third quarter of 2008 as well as higher incentive-related expenses. Office and general expenses increased due to higher production expenses, primarily at Draftfcb, and increased occupancy costs.

CMG

REVENUE

		Components of change				Change
	Three months ended September 30, 2007	Foreign currency	Net acquisitions/ divestitures	Organic	Three months ended September 30, 2008	Organic	Total
Consolidated	$248.2	$2.8	$(6.4)	$45.3	$289.9	18.3%	16.8%
Domestic	163.7	—	—	30.0	193.7	18.3%	18.3%
International	84.5	2.8	(6.4)	15.3	96.2	18.1%	13.8%

During the third quarter of 2008 revenue increased by $41.7, due to organic revenue growth of $45.3, primarily in the technology and telecommunications sector. The domestic organic revenue increase was primarily due to increased spending from existing clients and net client wins in the events marketing and public relations business. The international organic revenue increase occurred primarily in the United Kingdom from the completion of several projects with existing clients related to the events marketing business. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete.

		Components of change				Change
	Nine months ended September 30, 2007	Foreign currency	Net acquisitions/ divestitures	Organic	Nine months ended September 30, 2008	Organic	Total
Consolidated	$749.4	$13.8	$(15.3)	$83.3	$831.2	11.1%	10.9%
Domestic	498.2	—	—	42.3	540.5	8.5%	8.5%
International	251.2	13.8	(15.3)	41.0	290.7	16.3%	15.7%

During the first nine months of 2008 our revenue increased by $81.8, due to organic revenue growth of $83.3 and was driven by factors similar to those noted above for the third quarter of 2008. In addition, net client wins in the events marketing business in the United Kingdom contributed to the international organic revenue increase.

SEGMENT OPERATING INCOME

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Segment operating income	$23.8	$12.6	88.9%	$56.2	$29.8	88.6%
Operating margin	8.2%	5.1%		6.8%	4.0%

Operating income increased during the third quarter of 2008 due to an increase in revenue of $41.7, partially offset by increases in salaries and related expenses of $8.9 and office and general expenses of $21.6. Salaries and related expenses

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

increased primarily due to an increase in base salaries, benefits and temporary help of $6.4 related to the events marketing and public relations businesses to support revenue growth. Office and general expenses increased primarily due to production expenses related to several projects with new and existing clients in the events marketing business.

Operating income increased during the first nine months of 2008 due to an increase in revenue of $81.8, partially offset by increases in salaries and related expenses of $29.3 and office and general expenses of $26.1. Salaries and related and office and general expenses increased primarily due to factors similar to those noted above for the third quarter of 2008.

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

Corporate and other expenses for the third quarter of 2008 decreased by $6.1 to $47.6, primarily due to lower salaries and related expenses and professional fees, partially offset by the impact of favorable foreign currency changes on certain balance sheet items in the third quarter of 2007 that did not recur in the current year.

Corporate and other expenses for the first nine months of 2008 decreased by $28.4 to $130.4 compared to prior year due to lower professional fees and decreased salaries and related expenses, partially offset by foreign currency changes and lower amounts allocated to operating divisions. Lower professional fees were primarily due to improvements in our financial systems, back office processes and internal controls as well as reduced legal consultations associated with the resolution of our SEC investigation and other financial matters. Base salaries, benefits, and temporary help decreased due to lower headcount and reduced spending on temporary help related to the implementation of information technology-related projects.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

	Nine months ended September 30,
	2008	2007
Net cash provided by (used in) operating activities	$146.1	$(219.8)
Net cash used in investing activities	(198.3)	(296.4)
Net cash used in financing activities	(263.1)	(42.9)

Working capital usage (included in operating activities)	$(159.2)	$(393.8)

	September 30, 2008	December 31, 2007	September 30, 2007
Cash, cash equivalents and marketable securities	$1,707.6	$2,037.4	$1,533.9

Cash, cash equivalents and marketable securities decreased by $329.8 during the first nine months of 2008, which included the repurchase of approximately $191.0 of our 4.50% Notes during March.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Operating Activities

Cash provided by operating activities reflects an improvement of $365.9 during the first nine months of 2008 as compared to the first nine months of 2007, primarily the result of significant improvement in working capital of $234.6 and increased net income of $88.8.

Net cash provided by operating activities primarily consists of net income of $78.0, which includes net non-cash expense items of $240.4, partially offset by working capital usage of $159.2. Net non-cash expense items primarily include depreciation of fixed assets, the amortization of intangible assets, restricted stock awards, non-cash compensation, and bond discounts and deferred financing costs.

Working capital reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. In the first nine months of 2008 we used working capital of $159.2 compared to a use of working capital of $393.8 in the first nine months of 2007. This improvement is primarily due to growth in our businesses and improved working capital management at certain of our operating units, primarily in the U.S.

The timing of media buying on behalf of our clients affects our working capital and operating cash flow. In most of our businesses, we collect funds from our clients that we use, on their behalf, to pay production costs and media costs. The amounts involved substantially exceed our revenues, and primarily affect the level of accounts receivable, expenditures billable to clients, accounts payable and accrued media and production liabilities. Our assets include both cash received and accounts receivable from clients for these pass-through arrangements, while our liabilities include amounts owed on behalf of clients to media and production suppliers. Generally, we pay production and media charges after we have received funds from our clients, and our risk from client nonpayment has historically not been significant. The seasonality of our revenue and cash flow and the timing of incentive payments also affect our working capital.

Investing Activities

Cash used in investing activities during the first nine months of 2008 primarily reflects payments for acquisitions and capital expenditures. Payments for acquisitions of $101.0 relate to new acquisitions and deferred payments on prior acquisitions. Capital expenditures of $82.8 relate to leasehold improvements, computer hardware and furniture and fixtures.

Financing Activities

In March 2008, holders of approximately $191.0 in aggregate principal amount of our 4.50% Notes due 2023 exercised their put option that required us to repurchase their 4.50% Notes. Payment for the purchased 4.50% Notes was made with available cash. In addition, cash used in financing activities during the first nine months of 2008 reflects dividend payments of $20.7 on our Series B Preferred Stock and debt issuance costs.

LIQUIDITY OUTLOOK

We expect our operating cash flow, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We believe that a conservative approach to liquidity is appropriate for our Company in view of the cash requirements resulting from, among other things, liabilities to our clients for vendor discounts and credits, the normal cash variability inherent in our operations, the current economic and financial environment, other unanticipated requirements and our funding requirements noted below. In addition, until our margins consistently improve in connection with our turnaround, cash generation from operations could be challenged in certain periods.

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

•

Payments related to vendor discounts and credits — Of the liabilities recognized as part of the 2004 Restatement, we estimate that we will pay approximately $60.0 related to vendor discounts and credits, internal investigations and international compensation arrangements over the next 12 months. As of September 30, 2008 our liability balance was $166.7.

•

Debt Service — Our debt profile is primarily long-term, with maturities scheduled from 2009 to 2023. Our next scheduled debt maturity is $250.0 of our 5.40% Senior Unsecured Notes in the fourth quarter of 2009.

FINANCING AND SOURCES OF FUNDS

Substantially all of our operating cash flow is generated by our agencies. Our liquid assets are held primarily at the holding company level, and to a lesser extent at our largest subsidiaries.

In June 2006 we entered into our $750.0 Three-Year Credit Agreement (the “2006 Credit Agreement”), which we can utilize for cash advances and for letters of credit in an aggregate amount not to exceed $750.0 outstanding at any time. The aggregate face amount of letters of credit may not exceed $600.0 at any time. As of September 30, 2008, the aggregate amount of outstanding letters of credit issued for our account under the 2006 Credit Agreement was $182.9. Our obligations under the 2006 Credit Agreement are unsecured. This facility expires in June of 2009. We have not drawn on the 2006 Credit Agreement or our previous committed credit agreements since late 2003.

In July 2008 we entered into a $335.0 Three-Year Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the 2008 Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $335.0 or the equivalent in other currencies, and the aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. The terms of the 2008 Credit Agreement allow us to increase the aggregate lending commitment to a maximum amount of $485.0 if lenders agree to the additional commitments. In addition, the 2008 Credit Agreement includes covenants that, among other things, (i) limit our liens and the liens of our consolidated subsidiaries, (ii) restrict our payments for cash capital expenditures, acquisitions, common stock dividends, share repurchases and certain other purposes, and (iii) limit subsidiary debt. The 2008 Credit Agreement also contains financial covenants that require us to maintain, on a consolidated basis as of the end of each fiscal quarter, (i) an interest coverage ratio, (ii) a leverage ratio, and (iii) minimum EBITDA for the four quarters then ended. As of September 30, 2008 we are in compliance with all applicable covenants.

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the U.S., and the amount outstanding as of September 30, 2008 was $77.4. We have guaranteed the repayment of some of these borrowings by our subsidiaries. If we lose access to these credit lines we would have to provide funding directly to some overseas operations. The weighted-average interest rate on this outstanding balance was approximately 6%.

We aggregate our net domestic cash position on a daily basis. Outside the U.S., we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

the other agencies owe the bank, and the bank provides overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Condensed Consolidated Balance Sheets reflect cash net of overdrafts for each pooling arrangement. As of September 30, 2008 a gross amount of $911.6 in cash was netted against an equal gross amount of overdrafts under pooling arrangements.

In September 2008, we terminated our interest rate swap agreement executed in June 2008 related to $125.0 in notional amount of our 7.25% Senior Unsecured Notes due 2011 (the “7.25% Notes”). We will receive approximately $3.0 in cash in equal semi-annual installments over the life of the 7.25% Notes. Accordingly, a gain of $2.4 will be amortized as a reduction to interest expense over the remaining term of the 7.25% Notes, resulting in an effective interest rate of 7.1% per annum.

DEBT RATINGS

Our long-term debt credit ratings as of October 17, 2008 were as follows:

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Ba3	B+	BB+
Outlook	Positive	Positive	Positive

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

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2008. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of September 30, 2008 and December 31, 2007, approximately 85% of our debt obligations bore interest at fixed interest rates. We have used interest rate swaps to manage the mix of our fixed and floating rate debt obligations. However, we currently have none outstanding. Furthermore, we are not dependent on short-term funding, and the uncertainty in the credit market has not materially impacted our funding costs. Our pension plan assets are also exposed to market risk. As a result of the market decline in 2008, our pension plan assets have declined, and, if unchanged, could result in higher pension expense and funding requirements in future periods. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In May 2008, we reached a settlement with the SEC concluding the investigation that began in 2002 into our financial reporting practices. See Item 1, Legal Proceedings, in Part II of our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2008.

Information about our other current legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors

In the third quarter of 2008, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2007 Annual Report on Form 10-K, except that the SEC investigation referred to in the first risk factor in our 2007 Annual Report on Form 10-K has been settled. See Item 1, Legal Proceedings, in Part II of our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On August 5, 2008, we issued 124,026 shares of our common stock, par value $.10 per share, and paid $8,576,012 to the two former shareholders of a company as payment for 20% of the shares of that company. The shares of our common stock were valued at $952,890 at the date of issuance. We previously acquired the other 80% of the company’s shares in transactions in 1999, 2002 and 2005.

We issued the shares without registration in an offshore transaction and solely to non U.S. persons in reliance on Rule 903(b)(3) of Regulation S under the Securities Act of 1933, amended.

(c)	The following table provides information regarding our purchases of our equity securities during the period from July 1, 2008 to September 30, 2008:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31	5,660 shares	$7.85	—	—
August 1-31	2,110 shares	$8.90	—	—
September 1-30	20,929 shares	$8.29	—	—

Total(1)	28,699 shares	$8.25	—	—

(1)

Consists of restricted shares of our common stock, par value $.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the third quarter of 2008 (the “Withheld Shares”).

(2)

The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of common stock withheld each month.

Working Capital Restrictions and Other Limitations on the Payment of Dividends

The 2008 Credit Agreement contains certain covenants that, among other things, and subject to certain exceptions, restrict us from making cash acquisitions, making capital expenditures, repurchasing our common stock and declaring or paying cash dividend on our common stock, in excess of an aggregate amount of $600.0 in any fiscal year. If we maintain a leverage ratio not greater than 2.75 to 1 at the end of any fiscal year, we may carry forward to the next fiscal year unused amounts of up to $200.0 of the $600.0. If our leverage ratio is greater than 2.75 to 1 at the end of any fiscal year, we may not carry forward unused amounts, and cash common stock dividends and net share repurchases not otherwise permitted will be restricted to $400.0 for the next fiscal year. In addition, the terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made.

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION
3(ii)	By-Laws of the Registrant, as amended and restated through July 24, 2008, are incorporated by reference to Exhibit 3(ii) to Interpublic’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 30, 2008.

10.1	3-Year Credit Agreement, dated as of July 18, 2008, among The Interpublic Group of Companies, Inc. (“Interpublic”), the initial lenders named therein, Citibank, N.A., as administrative agent for the lenders, JP Morgan Chase Bank, N.A., as syndication agent, HSBC USA, National Association and ING Capital LLC, as co-documentation agents, and Citigroup Global Markets, Inc. and JP Morgan Securities Inc., as joint lead arrangers and joint bank managers, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2008.

10(iii)(A)(1)	Amended and Restated Deferred Compensation Agreement, dated as of September 4, 2008, by and between Interpublic and Jill M. Considine.

10(iii)(A)(2)	Amendment, dated as of October 27, 2008 to Executive Special Benefit Agreements, dated as of July 1, 1986, as amended, July 1, 1992, as amended, June 1, 1994, as amended, March 1, 1997 and May 20, 2002, respectively, by and between Interpublic and John J. Dooner.

10(iii)(A)(3)	Amended and Restated Deferred Compensation Agreement, dated as of September 4, 2008, by and between Interpublic and Richard A. Goldstein.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ MICHAEL I. ROTH
Michael I. Roth Chairman and Chief Executive Officer

Date: October 28, 2008

By	/s/ CHRISTOPHER F. CARROLL
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: October 28, 2008

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3(ii)	By-Laws of the Registrant, as amended and restated through July 24, 2008, are incorporated by reference to Exhibit 3(ii) to Interpublic’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 30, 2008.

10.1	3-Year Credit Agreement, dated as of July 18, 2008, among The Interpublic Group of Companies, Inc. (“Interpublic”), the initial lenders named therein, Citibank, N.A., as administrative agent for the lenders, JP Morgan Chase Bank, N.A., as syndication agent, HSBC USA, National Association and ING Capital LLC, as co-documentation agents, and Citigroup Global Markets, Inc. and JP Morgan Securities Inc., as joint lead arrangers and joint bank managers, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2008.

10(iii)(A)(1)	Amended and Restated Deferred Compensation Agreement, dated as of September 4, 2008, by and between Interpublic and Jill M. Considine.

10(iii)(A)(2)	Amendment, dated as of October 27, 2008 to Executive Special Benefit Agreements, dated as of July 1, 1986, as amended, July 1, 1992, as amended, June 1, 1994, as amended, March 1, 1997 and May 20, 2002, respectively, by and between Interpublic and John J. Dooner.

10(iii)(A)(3)	Amended and Restated Deferred Compensation Agreement, dated as of September 4, 2008, by and between Interpublic and Richard A. Goldstein.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.