Form 10-K
period 2008-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2009-02-27
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of the shares of registrant’s common stock held by non-affiliates was $4,097,496,952. The number of shares of the registrant’s common stock outstanding as of February 17, 2009 was 476,421,138.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2009 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Principal Committees of the Board of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Outstanding Shares,” “Securities Authorized for Issuance under Equity Compensation Plans”, “Review and Approval of Transactions with Related Persons,” “Director Independence” and “Appointment of Independent Registered Public Accounting Firm.”

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This annual report on Form 10-K contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative, or other variations or comparable terminology are intended to identify forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in this report. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	potential effects of a weakening economy, for example, on the demand for our advertising and marketing services, on our clients’ financial condition and on our business or financial condition;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	risks associated with assumptions we make in connection with our critical accounting estimates, including changes in assumptions associated with any effects of a weakened economy;

•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

•

risks associated with the effects of global, national and regional economic and political conditions, including counterparty risks and fluctuations in economic growth rates, interest rates and currency exchange rates; and

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in this report.

PART I

Item 1.	Business

The Interpublic Group of Companies, Inc. (IPG) was incorporated in Delaware in September 1930 under the name of McCann-Erickson Incorporated as the successor to the advertising agency businesses founded in 1902 by A.W. Erickson and in 1911 by Harrison K. McCann. The Company has operated under the Interpublic name since January 1961.

About Us

We are one of the world’s premier advertising and marketing services companies. Our agency brands create marketing solutions on behalf of clients in every major world market. Our companies cover the spectrum of marketing disciplines and specialties, from traditional services such as consumer advertising and public relations to emerging services such as mobile and search engine marketing.

The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity involving one agency and its client to long-term, fully-integrated campaigns created by a group of our companies working together on behalf of a client. With offices in over 100 countries, we can operate in a single region or align work globally across all major world markets.

The role of our holding company is to provide resources and support to ensure that our agencies can best meet clients’ needs. Based in New York City, our holding company also sets company-wide financial objectives and corporate strategy, directs collaborative inter-agency programs, establishes financial management and operational controls, guides personnel policy, conducts investor relations and oversees mergers and acquisitions. In addition, we provide limited centralized functional services that offer our companies operational efficiencies, including accounting and finance, marketing information retrieval and analysis, legal services, real estate expertise, travel services, recruitment assistance, employee benefits and executive compensation management.

To keep our company well-positioned in an evolving industry, we support our agencies’ talent and operational initiatives to expand high-growth capabilities and build offerings in key developing markets. When appropriate, we also develop relationships with companies that are building leading-edge marketing tools that complement our agencies and the programs they are developing for clients. In addition, we look for opportunities within our company to modernize operations through mergers, strategic alliances and the development of internal programs that encourage intra-company collaboration.

Market Strategy

We have taken several major strategic steps in recent years to position our agencies as leaders in the global advertising and communications market.

We operate in a media landscape that has vastly changed since the start of the decade. Media markets continue to fragment and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have invested in creative and strategic talent in high-growth areas and have realigned a number of our capabilities to meet market demand. At our McCann Worldgroup unit, a premier global integrated network, we have continued to invest in talent so as to upgrade the group’s integrated marketing services offering at MRM, Momentum and McCann Healthcare. We combined accountable marketing and consumer advertising agencies to form the unique global offering of Draftfcb. We have taken significant actions to realign resources behind a more focused and strategic offering at Lowe in recent years. And at our marketing services group, Constituency Management Group (“CMG”), we continue to strengthen our public relations and events marketing specialists. We have also taken a unique approach to our media offering by installing a single management structure (Mediabrands) to oversee all media operations, while concurrently aligning our global media networks with our global brand agencies. This approach ensures that the ideas we develop for clients work across new and traditional media channels. Starting at the end of 2007 and continuing through 2008, this differentiated media strategy has begun to gain significant traction in the marketplace.

Strong, multi-channel talent is vital to our long-term success as a marketing partner to our clients. The aspects of our business addressing digital media continue to evolve rapidly. In order to grow with our clients, we have accelerated our investment in digital talent, professional training and technology throughout the organization. This reflects our belief that digital marketing should not be treated as a silo, but instead, should be incorporated within all of our assets. Recruiting and developing digitally conversant talent at all our agencies and in all marketing disciplines is therefore an area where we continue to invest.

To meet these changing needs of the marketplace, it is at times necessary to acquire or build specialty digital assets, such as Reprise Media (search engine marketing), The Interpublic Emerging Media Lab, HUGE (e-commerce solutions) or Ansible (mobile marketing). R/GA, a stand-alone digital agency, is an industry leader in the development of award-winning interactive campaigns for global clients. These specialty assets have unique capabilities and service their own client rosters, while also serving as key digital partners to many of the agencies within IPG.

Likewise, we continue to look for strategic investments that will position us to capitalize on emerging markets. In 2007, we made investments in India and Brazil, further strengthening our presence in these high-growth, developing markets. In 2008, we built on this strategy and completed an important transaction that increased our stake in the Middle East Communication Networks (MCN) to a majority position. Headquartered in Dubai, MCN is the region’s premier marketing services management company, with 60 offices across 14 countries. Our partner in Russia is the acknowledged advertising leader in that country. In China, where we operate with all of our global networks and across the full spectrum of marketing services, we continue to invest behind our companies.

In the latter part of 2008, the economy and financial markets throughout the world deteriorated rapidly, and are expected to remain weak for much of 2009. These conditions present potentially significant challenges to the revenue growth of our company and others in the advertising and marketing sector during the upcoming year. The demand for our services, as well as the financial condition of some of our clients, has been adversely affected. While it is unclear how long these conditions will persist, we believe that our broad range of service offerings, our diversified client base, our geographic diversification, our strong talent, our liquidity position and our enhanced expense management capabilities provide a measure of protection in a harsh economic climate.

Our Offering

Interpublic is home to some of the world’s best known and most innovative communications specialists. We have three global brands that provide integrated, large-scale solutions for clients, McCann Worldgroup (“McCann”), Draftfcb, and Lowe Worldwide (“Lowe”), as well as our premier domestic integrated agencies and global media networks.

•

McCann offers best-in-class communications tools and resources to many of the world’s top companies and most famous brands. We believe McCann is exceptionally qualified to meet client demands in all regions of the world and in all marketing disciplines through its operating units: McCann Erickson Advertising, with operations in over 100 countries; MRM Worldwide for relationship marketing and digital expertise; Momentum Worldwide for experiential marketing and promotions; and McCann Healthcare Worldwide for healthcare communications.

•

Launched in 2006, Draftfcb is a modern agency model for clients seeking creative and accountable marketing programs. With more than 130 years of combined expertise, the company has its roots in both consumer advertising and behavioral, data-driven direct marketing. We believe the agency is the first global, behavior-based, creative and accountable marketing communications organization operating as a financially and structurally integrated business unit.

•

Lowe is a premier creative agency that operates in the world’s largest advertising markets. Lowe is focused on delivering and sustaining high-value ideas for some of the world’s largest clients. The quality of the agency’s product is evident in its high global creative rankings and its standing in major markets. By partnering with Interpublic’s marketing services companies, Lowe amplifies the effectiveness of its creativity through smart communication channel planning.

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

•

We created a management entity called Mediabrands in 2008 to oversee our two global media networks, Initiative and Universal McCann, which provide specialized services in media planning and buying, market intelligence and return-on-marketing investment analysis for clients. Initiative and Universal McCann operate independently but often work closely with Draftfcb and McCann Erickson, respectively. Aligning the efforts of our major media and our integrated communications networks improves cross-media communications and our ability to deliver integrated marketing programs.

We list approximately 90 companies on our website’s “Company Finder” tool, with descriptions and office locations for each. To learn more about our broad range of capabilities, visit www.interpublic.com.

Financial Reporting Segments

We have two reportable segments: Integrated Agency Network (“IAN”), which is comprised of McCann, Draftfcb, Lowe, Mediabrands and our domestic integrated agencies; and Constituency Management Group (“CMG”), which is comprised of the bulk of our specialist marketing service offerings. We also report results for the “Corporate and other” group. See Note 14 to the Consolidated Financial Statements for further discussion.

Principal Markets

Our agencies are located in over 100 countries, including every significant world market. For 2008, our geographic revenue breakdown is as follows:

2008 % of Total Revenue
U.S.	54.4%
United Kingdom	8.8%
Continental Europe	16.5%
Asia Pacific	9.4%
Latin America	5.1%
Other	5.8%

For further information concerning revenues and long-lived assets on a geographical basis for each of the last three years, see Note 14 to the Consolidated Financial Statements.

Sources of Revenue

Our revenues are primarily derived from the planning and execution of advertising, marketing and communications programs in various media around the world. Most of our client contracts are individually negotiated and, accordingly, the terms of client engagements and the basis on which we earn commissions and fees vary significantly. Our client contracts are complex arrangements that may include provisions for incentive compensation and govern vendor rebates and credits. Our largest clients are multinational entities and, as such, we often provide services to these clients out of multiple offices and across many of our agencies. In arranging for such services to be provided, we may enter into global, regional and local agreements.

Revenues for the creation, planning and placement of advertising are determined primarily on a negotiated fee basis and, to a lesser extent, on a commission basis. Fees are usually calculated to reflect hourly rates plus proportional overhead and a mark-up. Many clients include an incentive compensation component in their total compensation package. This provides added revenue based on achieving mutually agreed-upon qualitative and/or quantitative metrics within specified time periods. Commissions are earned based on services provided and are usually derived from a percentage or fee over the total cost to complete the assignment. Commissions can also be derived when clients pay us the gross rate billed by media and we pay for media at a lower net rate; the difference is the commission that we earn, which is either retained in total or shared with the client depending on the nature of the services agreement.

We also generate revenue in negotiated fees from our public relations, sales promotion, event marketing, sports and entertainment marketing and corporate and brand identity services.

In most of our businesses, our agencies enter into commitments to pay production and media costs on behalf of clients. To the extent possible, we pay production and media charges after we have received funds from our clients. Generally, we act as the client’s agent rather than the primary obligor. In some instances we agree with the provider that we will only be liable to pay the production and media costs after the client has paid us for the charges.

Our revenue is directly dependent upon the advertising, marketing and corporate communications requirements of our clients. Our revenue tends to be higher in the second half of the calendar year as a result of the holiday season and lower in the first half as a result of the post-holiday slow-down in client activity.

(Amounts in Millions)	Consolidated Revenues for the Three Months Ended
	2008		2007		2006
March 31	$1,485.2	21.3%	$1,359.1	20.7%	$1,327.0	21.4%
June 30	1,835.7	26.4%	1,652.7	25.2%	1,532.9	24.8%
September 30	1,740.0	25.0%	1,559.9	23.8%	1,453.8	23.5%
December 31	1,901.8	27.3%	1,982.5	30.3%	1,877.1	30.3%

	$6,962.7		$6,554.2		$6,190.8

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

Clients

Our holding company structure allows us to work with clients within the same business sector through our different agencies, as well as maintain a diversified client base by sector. In the aggregate, our top ten clients based on revenue accounted for approximately 26% of revenue in 2008 and 2007. However, our largest client accounted for approximately 5% and 6% of revenue for 2008 and 2007, respectively. Based on revenue for the year ended December 31, 2008, our largest clients (in alphabetical order) were General Motors Corporation, Johnson & Johnson, Microsoft, Unilever and Verizon. We represent several different brands or divisions of each of these clients in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency systems. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may reduce its marketing budget at any time.

Personnel

As of December 31, 2008, we employed approximately 45,000 persons, of whom approximately 19,000 were employed in the U.S. Because of the service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. There is keen competition for qualified employees.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports will be made available free of charge on our website at http://www.interpublic.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.

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

We are subject to a variety of possible risks that could adversely impact our revenues, results of operations or financial condition. Some of these risks relate to general economic and financial conditions of the industry in which we operate, while others are more specific to us. The following factors set out potential risks we have identified that could adversely affect us. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, could also impair our business operations or financial condition. See also Statement Regarding Forward-Looking Disclosure.

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

Many companies put their advertising and marketing communications business up for competitive review from time to time. We have won and lost client accounts in the past as a result of such periodic competitions. In the aggregate, our top ten clients based on revenue accounted for approximately 26% of revenue in 2008. While we believe it unlikely that we would lose the entire business of any one of our largest clients at the same time due to competitive considerations, a substantial decline in a large client’s advertising and marketing spending, or the loss of its entire business, could have a material adverse effect upon our business and results of operations.

Our ability to attract new clients and to retain existing clients may also, in some cases, be limited by clients’ policies or perceptions about conflicts of interest. These policies can, in some cases, prevent one agency, or even different agencies under our ownership, from performing similar services for competing products or companies.

•	Deteriorating economic and financial conditions could adversely impact our financial condition and results.

Economic and financial conditions deteriorated sharply in the latter part of 2008, and the deterioration is persisting in 2009. The effects could adversely affect our financial condition and results of operations.

a)	As a marketing services company, our revenues are highly susceptible to declines as a result of unfavorable economic conditions.

Economic downturns could affect the marketing services industry more severely than other industries, and the recovery of the marketing services industry could lag that of the economy generally. In the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. A decrease in our revenue could pose a challenge to our cash generation from operations.

b)	If our clients experience financial distress, their weakened financial position could negatively affect our own financial position and results.

We have a large and diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. The current unfavorable economic and financial conditions that are impacting most sectors of the economy could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable and expenditures billable to clients, and if these effects were severe, the indirect impact could include impairments of goodwill, credit facility covenant violations or reduced liquidity. Our largest single client accounted for approximately 5% of revenue in 2008 and approximately 4% of accounts receivable at December 31, 2008. For a description of our client base, see Item 1, Business — Clients.

c)	Our financial condition could be adversely affected if our available liquidity is insufficient.

We maintain committed credit facilities to increase our financial flexibility. The $335 million credit facility we entered into in July 2008 includes commitments from a syndicate of financial institutions, and if any of them were unable to perform and no other bank assumed that institution’s commitment, the availability of credit under that agreement would be correspondingly reduced. Furthermore, that agreement contains financial covenants, and the current economic difficulties could adversely affect our ability to comply with them, for example, if we experience substantially lower revenues, a substantial increase in client defaults or sizable asset impairment charges. If we were to fail to comply with any of the financial covenants contained in that agreement, we could be required to seek an amendment or waiver, and our costs under the agreement could increase. If we were unable to obtain a necessary amendment or waiver, the agreement could be terminated. The $750 million credit facility we entered into in June 2006 expires in June 2009, and we do not plan on replacing the full amount of that facility. If credit under our credit facilities were unavailable or insufficient, our liquidity could be adversely affected.

If our business is significantly adversely affected by further deterioration in the economic environment or otherwise, it could lead us to seek new or additional sources of liquidity to fund our needs. Currently, for a non-investment-grade company such as ours, the capital markets are challenging, with limited available financing and at higher costs than in recent years. There can be no guarantee that we would be able to access any new sources of liquidity on commercially reasonable terms or at all. For further discussion of our liquidity profile and outlook, see “Liquidity and Capital Resources” in Part II, Item 7.

•	Our earnings would be adversely affected if we were required to recognize asset impairment charges or increase our deferred tax valuation allowances.

We evaluate all of our long-lived assets (including goodwill, other intangible assets and fixed assets), investments and deferred tax assets for possible impairment or realizability at least annually and whenever there is an indication of impairment or lack of realizability. If certain criteria are met, we are required to record an impairment charge or valuation allowance. In 2006 and prior years, we have recorded substantial amounts of goodwill, investment and other impairment charges, and have been required to establish substantial valuation allowances with respect to deferred tax assets and loss carry-forwards.

As of December 31, 2008, we have substantial amounts of long-lived assets, investments and deferred tax assets on our Consolidated Balance Sheet, including approximately $3.2 billion of goodwill. Future events, including our financial performance, market valuation of us or comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, investments and deferred tax assets may have become impaired. We discuss our policies related to goodwill and other intangible assets, and our sensitivity analysis of our valuation of these assets, below under “Critical Accounting Estimates” in Part II, Item 7. Any resulting impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized.

•	We may lose or fail to attract and retain key employees and management personnel.

Our employees, including creative, research, media and account specialists, and their skills and relationships with clients, are among our most important assets. An important aspect of our competitiveness is our ability to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award, and could be adversely affected by our financial or market performance.

•	Downgrades of our credit ratings could adversely affect us.

Our long-term debt is currently rated Ba3 with positive outlook by Moody’s, B+ with positive outlook by Standard and Poor’s, and BB+ with positive outlook by Fitch. Any ratings downgrades or ratings weaker than those of our competitors can adversely affect us, because ratings are an important factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates. Our clients and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have an adverse effect on our liquidity.

•	We may not be able to meet our performance targets and milestones.

From time to time, we communicate to the public certain targets and milestones for our financial and operating performance that are intended to provide metrics against which to evaluate our performance. They should not be understood as predictions or guidance about our expected performance. Our ability to meet any target or milestone is subject to inherent risks and uncertainties, and we caution investors against placing undue reliance on them. See “Statement Regarding Forward-Looking Disclosure.”

•	International business risks could adversely affect our operations.

International revenues represent a significant portion of our revenues, approximately 45% in 2008. Our international operations are exposed to risks that affect foreign operations of all kinds, including local legislation, monetary devaluation, exchange control restrictions and unstable political conditions. These risks may limit our ability to grow our business and effectively manage our operations in those countries. In addition, because a significant portion of our business is denominated in currencies other than the U.S. dollar, such as the Euro, Pound Sterling, Brazilian Real, Japanese Yen, Canadian Dollar and South African Rand, fluctuations in exchange rates between the U.S. dollar and such currencies may materially affect our financial results.

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

Substantially all of our office space is leased from third parties. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See Note 16 to the Consolidated Financial Statements for a discussion of our lease commitments.

Item 3.	Legal Proceedings

Information about our legal proceedings is set forth in Note 16 to the Consolidated Financial Statements included in this report.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of Interpublic

Name	Age	Office
Michael I. Roth[1]	63	Chairman of the Board and Chief Executive Officer
Nicholas J. Camera	62	Senior Vice President, General Counsel and Secretary
Christopher F. Carroll	42	Senior Vice President, Controller and Chief Accounting Officer
John J. Dooner, Jr.	60	Chairman and CEO of McCann Worldgroup
Thomas A. Dowling	57	Senior Vice President, Chief Risk Officer
Philippe Krakowsky	46	Executive Vice President, Strategy and Corporate Relations
Frank Mergenthaler	48	Executive Vice President and Chief Financial Officer
Timothy A. Sompolski	56	Executive Vice President, Chief Human Resources Officer

[1]	Also a Director

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

Mr. Dooner became Chairman and Chief Executive Officer of the McCann Worldgroup, effective February 27, 2003. Prior to that time, Mr. Dooner served as Chairman of the Board, President and Chief Executive Officer of Interpublic from December 2000 to February 2003, and as President and Chief Operating Officer of Interpublic from April 2000 to December 14, 2000.

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

Price Range of Common Stock

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IPG.” The following table provides the high and low closing sales prices per share for the periods shown below as reported on the NYSE. As of February 17, 2009, there were approximately 24,100 registered holders of our common stock.

	NYSE Sale Price
Period	High	Low
2008:
Fourth Quarter	$7.70	$2.61
Third Quarter	$9.57	$7.21
Second Quarter	$10.39	$7.90
First Quarter	$8.98	$7.40
2007:
Fourth Quarter	$10.55	$8.10
Third Quarter	$11.61	$9.75
Second Quarter	$12.97	$11.31
First Quarter	$13.81	$12.17

Dividend Policy

No dividend has been paid on our common stock since the fourth quarter of 2002. Our future dividend policy will be determined on a quarter-by-quarter basis and will depend on earnings, financial condition, capital requirements and other factors. Our future dividend policy may also be influenced by the terms of the 2008 Credit Agreement and certain of our outstanding securities. The 2008 Credit Agreement places certain limitations on the amount of common stock dividends that we may pay in any year. The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends have been or are contemporaneously declared and paid or provision for the payment thereof has been made. In the event we pay dividends on our common stock, holders of our 4.50% Convertible Senior Notes will be entitled to additional interest and the conversion terms of our 4.75% Convertible Senior Notes, 4.25% Convertible Senior Notes and our Series B Convertible Preferred Stock, and the exercise prices of our outstanding warrants, will be adjusted (see Notes 8, 9 and 10 to the Consolidated Financial Statements).

Transfer Agent and Registrar for Common Stock

The transfer agent and registrar for our common stock is:

BNY Mellon Shareowner Services, Inc.

480 Washington Boulevard

29th Floor

Jersey City, NJ 07310

Tel: (877) 363-6398

Sales of Unregistered Securities

Not applicable

Repurchase of Equity Securities

The following table provides information regarding our purchases of equity securities during the fourth quarter of 2008:

	Total Number of Shares Purchased	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31	29,704	$5.99	—	—
November 1-30	4,468	$3.24	—	—
December 1-31	12,850	$3.98	—	—

Total[1]	47,022	$5.18	—	—

[1]

Consists of restricted shares of our common stock withheld under the terms of grants under employee stock compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the fourth quarter of 2008 (the “Withheld Shares”).

[2]

The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of our common stock withheld each month.

Item 6.	Selected Financial Data

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Selected Financial Data

(Amounts in Millions, Except Per Share Amounts and Ratios)

(Unaudited)

	Years ended December 31,
	2008	2007	2006	2005	2004
Revenue	$6,962.7	$6,554.2	$6,190.8	$6,274.3	$6,387.0
Salaries and related expenses	4,342.6	4,139.2	3,944.1	3,999.1	3,733.0
Office and general expenses	2,013.3	2,044.8	2,079.0	2,288.1	2,250.4
Restructuring and other reorganization-related charges (reversals)	17.1	25.9	34.5	(7.3)	62.2
Long-lived asset impairment and other charges	—	—	27.2	98.6	322.2
Motorsports contract termination costs	—	—	—	—	113.6
Operating income (loss)	589.7	344.3	106.0	(104.2)	(94.4)
Total (expenses) and other income	(118.2)	(108.6)	(111.0)	(82.4)	(172.6)
Provision for income taxes	156.6	58.9	18.7	81.9	262.2
Income (loss) from continuing operations	295.0	167.6	(36.7)	(271.9)	(544.9)
Income from discontinued operations, net of tax	—	—	5.0	9.0	6.5
Net income (loss) applicable to common stockholders	$265.2	$131.3	$(79.3)	$(289.2)	$(558.2)
Earnings (loss) per share of common stock—
Basic:
Continuing operations	$0.57	$0.29	$(0.20)	$(0.70)	$(1.36)
Discontinued operations	—	—	0.01	0.02	0.02

Total	$0.57	$0.29	$(0.19)	$(0.68)	$(1.34)

Diluted:
Continuing operations	$0.52	$0.26	$(0.20)	$(0.70)	$(1.36)
Discontinued operations	—	—	0.01	0.02	0.02

Total	$0.52	$0.26	$(0.19)	$(0.68)	$(1.34)

Weighted average shares—
Basic	461.5	457.7	428.1	424.8	415.3
Diluted	518.3	503.1	428.1	424.8	415.3

OTHER DATA
As of December 31,
Cash and cash equivalents and marketable securities	$2,274.9	$2,037.4	$1,957.1	$2,191.5	$1,970.4
Total assets	12,125.2	12,458.1	11,864.1	11,945.2	12,253.7
Long-term debt	1,786.9	2,044.1	2,248.6	2,183.0	1,936.0
Total liabilities	9,649.6	10,125.9	9,923.5	9,999.9	10,535.4
Preferred stock—Series A	—	—	—	373.7	373.7
Preferred stock—Series B	525.0	525.0	525.0	525.0	—
Total stockholders’ equity	2,475.6	2,332.2	1,940.6	1,945.3	1,718.3

Ratios of earnings to fixed charges[1]	2.2	1.6	N/A	N/A	N/A

[1]

We had a less than 1:1 ratio of earnings to fixed charges due to our losses in the years ended December 31, 2006, 2005 and 2004. To provide a 1:1 coverage ratio for the deficient periods results as reported would have required additional earnings of $5.0, $186.6 and $267.0 in 2006, 2005 and 2004, respectively.

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

EXECUTIVE SUMMARY provides a description of our business strategy as well as an overview of our results of operations and liquidity.

CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2008 compared to 2007 and 2007 compared to 2006.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds.

RECENT ACCOUNTING STANDARDS, by reference to Note 17 to the Consolidated Financial Statements, provides a description of accounting standards which we have not yet been required to implement and may be applicable to our future operations.

EXECUTIVE SUMMARY

We are one of the world’s premier global advertising and marketing services companies. Our agencies create marketing programs for clients to improve business results for them and generate sales, earnings and cash flow for us. Our agencies deliver services across the full spectrum of marketing disciplines and specialties, including advertising, direct marketing, public relations, mobile marketing, internet and search engine marketing, social media marketing, and media buying and planning. Major global brands in our portfolio of companies include Draftfcb, FutureBrand, GolinHarris, Initiative, Jack Morton, Lowe, McCann Erickson, Momentum, MRM, Octagon, Universal McCann and Weber Shandwick. Leading domestic brands include Campbell-Ewald, Carmichael Lynch, Deutsch, Hill Holliday, The Martin Agency, Mullen and R/GA.

In early 2006, the senior management team of Interpublic announced a three-year strategic plan to return the company to competitive growth and significantly enhance profitability, while concurrently addressing a range of legacy issues stemming largely from previous under-investment in talent and shortcomings in our financial control environment. The first two years of this plan saw us invest to strengthen leadership and talent at the parent company and across our agencies, including programs to foster diversity and inclusion throughout our organization, and we strategically realigned and refocused certain key operating units. We also enhanced the company’s financial strength, liquidity and flexibility and succeeded in remediating the weaknesses in our internal control structure. Progress in all of these areas led to significantly improved financial performance. During 2008, the third year of our program, we continued to build on our momentum, achieving organic revenue growth that was fully competitive with that of our global peer group, and operating margins significantly higher than we reported in 2005, preceding the implementation of our strategic plan.

The global economic environment in which we operate deteriorated significantly over the course of 2008, at first relatively slowly, then accelerating in the latter part of the year. We believe that our performance in this challenging environment further reflects the success of our turnaround strategies. For 2009 and beyond, our strategic outlook is for a media landscape that continues to grow more complex, and that our high-quality,

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

comprehensive global services will remain critical to the competitiveness of our clients. Our objectives are to continue to build our talent across the full range of marketing competencies, while focusing our investment on the fastest growing markets and disciplines. Our financial objectives include furthering our margin progress to achieve peer-level operating margin over the long term. Accordingly, we remain focused on cost control and resource utilization, including the productivity of our employees, real estate and information technology.

We begin 2009 with the global economy in recession and widespread uncertainty in financial markets, which has made business conditions more challenging for nearly all companies. It is apparent that these conditions will adversely affect the demand for advertising and marketing services in 2009, and, as a result, present a challenge to the revenue and profit growth of our company and our sector. While we cannot predict the magnitude and duration of the economic downturn or its impact on the demand for our services, we believe that we will continue to derive benefits from our diversified client base, global presence and broad range of services. Recent improvements in our financial reporting and business information systems provide us with timely and actionable insights from our businesses around the world. Our extensive operating improvements over the past three years have greatly strengthened our cash flow generation, and our balance sheet and liquidity are important sources of financial flexibility. These should provide a measure of protection in a harsh business environment.

Highlights

	Years ended December 31,
	2008		2007
% increase/(decrease) vs. prior year	Total	Organic	Total	Organic
Revenue	6.2%	3.8%	5.9%	3.8%
Salaries and related expenses	4.9%	2.5%	4.9%	2.7%
Office and general expenses	(1.5%)	(2.6%)	(1.6%)	(2.7%)

	Years ended December 31,
	2008	2007	2006
Operating margin	8.5%	5.3%	1.7%
Expenses as % of revenue
Salaries and related expenses	62.4%	63.2%	63.7%
Office and general expenses	28.9%	31.2%	33.6%

Net income (loss) applicable to common stockholders	$265.2	$131.3	$(79.3)

Diluted earnings (loss) per share	$0.52	$0.26	$(0.19)

Operating Cash Flow	$865.3	$298.1	$9.0

We analyze period-to-period changes in our operating performance by determining the portion of the change that is attributable to foreign currency rates and the change attributable to the net effect of acquisitions and divestitures, and consider the remainder to be the organic change. For purposes of analyzing this change, acquisitions and divestitures are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years, we have acquired companies that we believe will enhance our offering and disposed of businesses that are not consistent with our strategic plan. For additional information on our acquisitions, see Note 4 to the Consolidated Financial Statements. An analysis of 2008 compared to 2007 shows net acquisitions increased revenue and operating expenses, while an analysis of 2007 compared to 2006 shows net divestitures decreased revenue and operating expenses. Additionally, in certain of our discussions we analyze revenue by business sector and geographic region. In our business sector analysis, we focused on our top 100 clients, which represent over 50% of our consolidated revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

On July 9, 2008 we announced the creation of a management entity called Mediabrands to oversee our media assets that are included in our Integrated Agency Networks (“IAN”) segment. The new entity provides oversight to ensure operational efficiency and increased collaboration across our media units. Our global media networks, Initiative and Universal McCann, continue to operate as independent entities, each aligned where appropriate with a full-service marketing network partner. The businesses that comprise Mediabrands remain in the IAN segment. The financial results for these units are analyzed together in the MD&A for 2008 compared to 2007 and 2007 compared to 2006.

Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues is generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. As a result, both positive and negative currency fluctuations against the U.S. Dollar will continue to affect our results of operations. Foreign currency fluctuations resulted in increases of approximately 1% in revenues and operating expenses which resulted in an increase of approximately 4% in operating income for 2008 as compared to 2007. In the second half of the year the U.S. Dollar strengthened against several foreign currencies, and if this trend continues, it could have a negative impact on our consolidated results of operations.

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

Revenue Recognition

Our revenues are primarily derived from the planning and execution of advertising, marketing and communications programs in various media around the world. Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the bases on which we earn commissions and fees vary significantly. Our client contracts are complex arrangements that may include provisions for incentive compensation and vendor rebates and credits. Our largest clients are multinational entities and, as such, we often provide services to these clients out of multiple offices and across many of our agencies. In arranging for such services, it is possible that we will enter into global, regional and local agreements. Multiple agreements of this nature are reviewed by legal counsel to determine the governing terms to be followed by the offices and agencies involved. Critical judgments and estimates are involved in determining both the amount and timing of revenue recognition under these arrangements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

Depending on the terms of the client contract, revenue is derived from diverse arrangements involving fees for services performed, commissions, performance incentive provisions and combinations of the three. Commissions are generally earned on the date of the broadcast or publication. Contractual arrangements with clients may also include performance incentive provisions designed to link a portion of our revenue to our performance relative to both qualitative and quantitative goals. Performance incentives are recognized as revenue for quantitative targets when the target has been achieved and for qualitative targets when confirmation of the incentive is received from the client. The classification of client arrangements to determine the appropriate revenue recognition involves judgments. If the judgments change there can be a material impact on our financial statements, and particularly on the allocation of revenues between periods. Incremental direct costs incurred related to contracts where revenue is accounted for on a completed contract basis are generally expensed as incurred. There are certain exceptions made for significant contracts or for certain agencies where the majority of the contracts are project-based and systems are in place to properly capture appropriate direct costs.

Substantially all of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses such as production and media costs. In compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we assess whether our agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we operate broadly as an advertising agency, based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we act as an agent on behalf of our clients in our primary lines of business. In those businesses (primarily sales promotion, event, sports and entertainment marketing) where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue and the related costs incurred as office and general expenses. Revenue is reported net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.

The determination as to whether revenue in a particular line of business should be recognized net or gross involves complex judgments. If we make these judgments differently it could significantly affect our financial performance. If it were determined that we must recognize a significant portion of revenues on a gross basis rather than a net basis it would positively impact revenues, have no impact on our operating income and have an adverse impact on operating margin.

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

Under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), we are required to evaluate the realizability of our deferred tax assets. The realization of our deferred tax assets is primarily dependent on future earnings. SFAS 109 requires that a valuation allowance be recognized when, based on available evidence, it is more likely than not that all or a portion of deferred tax assets will not be realized due to the inability to generate sufficient taxable income in future periods. In circumstances where there is significant negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent significant negative evidence under the provisions of SFAS 109. A pattern of sustained profitability is considered significant positive evidence when evaluating a decision to reverse a valuation allowance. Further, in those cases where a pattern of sustained profitability exists, projected future taxable income may also represent positive evidence, to the extent that such projections are determined to be reliable given the current economic environment. Accordingly, the increase and decrease of valuation allowances has had and could have a significant negative or positive impact on our current and future earnings. In 2008, 2007 and 2006 we recorded a net reversal of valuation allowances of $48.0, $22.3 and $29.6, respectively.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The assessment of recognition and measurement requires critical estimates and the use of complex judgments. We evaluate our tax positions using a “more likely than not” recognition threshold and then we apply a measurement assessment to those positions that meet the recognition threshold. We have established tax reserves that we believe to be adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and adjust our reserves as additional information or events require. See Note 7 to the Consolidated Financial Statements for further information.

Goodwill and Other Intangible Assets

We account for our business combinations using the purchase accounting method. The total costs of the acquisitions are allocated to the underlying net assets, based on their respective estimated fair values and the remainder allocated to goodwill and other intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including future cash inflows and outflows, discount rates, asset lives and market multiples. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible assets as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.

We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st of each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 16

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

reporting units subject to the 2008 annual impairment testing that are either entities at the operating segment level or one level below the operating segment level. Our annual impairment reviews as of October 1, 2008 did not result in an impairment charge at any of our reporting units. During 2008, we added a reporting unit due to a recent acquisition and changed the structure of certain reporting units due to the creation of Mediabrands. Besides the aforementioned changes, our reporting unit structure has not changed from 2007.

We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Intangible assets with definite lives are amortized on a straight-line basis with estimated useful lives generally between 7 and 15 years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations.

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), specifies a two-step process for goodwill impairment testing and measuring the magnitude of any impairment. The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value, including goodwill. The sum of the fair values of all our reporting units is reconciled to our current market capitalization plus an estimated control premium. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired, and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the impairment test is failed and the magnitude of any goodwill impairment is determined under the second step, which is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.

The fair value of a reporting unit for 2008 was estimated using the income approach, which incorporates the use of the discounted cash flow method. In prior years, we have used a combination of the income approach and the market approach, which incorporates the use of earnings and revenue multiples based on market data. However, due to the deterioration and extreme volatility of the credit markets in the latter part of 2008, we determined that the market approach was not appropriate. Therefore, we used only the income approach to determine the fair value of our reporting units in 2008. This approach uses projections which require the use of significant estimates and assumptions for each reporting unit as to matters such as revenue growth, profit margins, terminal value growth rates, capital expenditures, assumed tax rates and discount rates. These estimates and assumptions will vary between each reporting unit depending on the facts and circumstances specific to that unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. Our discount rates used for our reporting units for our 2008 annual impairment review were between 11% and 15.5%. We believe that the estimates and assumptions made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in a discounted cash flow valuation and it is possible that differences and changes could be material.

We have performed a sensitivity analysis to detail the impact that changes in assumptions may have on the outcome of the first step of the impairment test. Our sensitivity analysis provides a range of value for each reporting unit where the low end of the range reduces growth rates by 0.5% and increases discount rates by 0.5% and the high end of the range increases growth rates by 0.5% and decreases discount rates by 0.5%. For purposes of our comparison between carrying value and fair value for the first step of the impairment test we use the average of our range of values.

The following table shows the number of reporting units we tested in our 2008 and 2007 annual impairment reviews and the related goodwill value associated with the reporting units at the low end, average and high end of

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

the valuation range for a) fair values exceeding carrying values by less than 10%, b) fair values between 10% and 20% above carrying value, c) fair values more than 20% above carrying value and d) carrying values that exceed fair value.

2008 Impairment Test				2007 Impairment Test[2]
Low End				Low End
Fair value exceeds carrying value by:	# of reporting units	Total goodwill at the reporting units		Fair value exceeds carrying value by:	# of reporting units	Total goodwill at the reporting units
Less than 10%	3	$231.1		Less than 10%	3	$362.8
10% — 20%	3	759.9		10% — 20%	2	941.1
Greater than 20%	7	1,899.1		Greater than 20%	4	485.4
Carrying value exceeds fair value	3	330.8	[1]

Average				Average
Fair value exceeds carrying value by:	# of reporting units	Total goodwill at the reporting units		Fair value exceeds carrying value by:	# of reporting units	Total goodwill at the reporting units
Less than 10%	5	$541.9		Less than 10%	2	$321.9
10% — 20%	1	20.0		10% — 20%	3	982.0
Greater than 20%	10	2,659.0		Greater than 20%	4	485.4

High End				High End
Fair value exceeds carrying value by:	# of reporting units	Total goodwill at the reporting units		Fair value exceeds carrying value by:	# of reporting units	Total goodwill at the reporting units
Less than 10%	4	$535.7		Less than 10%	1	$139.9
10% — 20%	2	26.2		10% — 20%	3	1,014.1
Greater than 20%	10	2,659.0		Greater than 20%	5	635.3

[1]	For purposes of our comparison between carrying value and fair value for the first step of the impairment test we used the average of our range of values.

[2]

In accordance with SFAS 142, we did not test certain reporting units in 2007 because we determined we could carry forward the fair value of the reporting unit from the last test, as the fair value significantly exceeded the book value.

During the latter part of the fourth quarter of 2008 our stock price declined significantly after our annual impairment review date, and our market capitalization was less than our book value as of December 31, 2008. We considered whether there were any events or circumstances indicative of a triggering event and determined that the decline in our stock price during the fourth quarter was an event that would “more likely than not” reduce the fair value of our individual reporting units below their book value, requiring us to perform an interim impairment test for goodwill at the reporting unit level. Based on the interim impairment test conducted, we concluded that there was no impairment of our goodwill as of December 31, 2008. However, current economic conditions could continue or worsen in 2009 and could alter the assumptions we made with respect to our discounted cash flow models as of December 31, 2008. Therefore, we will continue to monitor our market capitalization and the fair values of our individual reporting units throughout 2009.

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

The discount rate is one of the significant assumptions that impacts our net pension and postretirement costs and obligations. For the domestic pension and postretirement benefit plans, we determine our discount rate based on the estimated rate at which annuity contracts could be purchased to effectively settle the respective benefit obligations. To assist in this we utilize a yield curve based on Moody’s Aa-rated corporate non-callable bonds. Each plan’s projected cash flow is matched to this yield curve and a present value is developed, which is then used to develop a single equivalent discount rate. For the foreign pension plans, we determine a discount rate by referencing market yields on high quality corporate bonds in the local markets with the appropriate term as of December 31, 2008. For 2009, we plan to use weighted average discount rates of 6.01%, 5.38% and 6.00% for the domestic pension plans, foreign plans and the postretirement plan, respectively. Changes in the discount rates are generally due to increases or decreases in long-term interest rates. A higher discount rate will decrease our pension cost. A 25 basis point increase or decrease in the discount rate would have decreased or increased the 2008 net pension and postretirement cost by $2.1 and $2.2, respectively. In addition, a 25 basis point increase or decrease in the discount rate would have decreased or increased the December 31, 2008 benefit obligation by $17.3 and $18.0, respectively.

The expected rate of return on pension plan assets is another significant assumption that impacts our net pension cost and is determined at the beginning of the year. For the domestic pension plans, our expected rate of return considers the historical trends of asset class index returns over various market cycles and economic conditions, current market conditions, risk premiums associated with asset classes and long-term inflation rates. We determine both a short-term and long-term view and then attempt to select a long-term rate of return assumption that matches the duration of our liabilities. For the foreign pension plans, primarily the U.K. Pension Plan, we determine the expected rate of return by utilizing a weighted average approach based on the current long-term expected rates of return for each asset category. The long-term expected rate of return for the equity category is based on the current long-term rates of return available on government bonds and applying suitable risk premiums that consider historical market returns and current market expectations. For 2009, we plan to use weighted average expected rates of return of 8.16% and 5.05% for the domestic and foreign pension plans, respectively. Changes in the rates are due to lower or higher expected future returns based on the mix of assets held. A lower expected rate of return will increase our net pension cost. A 25 basis point increase or decrease in the expected return on plan assets would have decreased or increased the 2008 net pension cost by $1.0.

RESULTS OF OPERATIONS

Consolidated Results of Operations

REVENUE

Our revenue is directly impacted by our ability to win new clients and retain existing ones, and spending levels of all our clients. Our revenue is also subject to fluctuations related to seasonal spending by our clients. Most of our expenses are recognized ratably throughout the year and are less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal holiday spending of our clients, incentives earned at year-end on various contracts and project work completed that is typically recognized during the fourth quarter. Additionally, revenues can fluctuate throughout the year due to the timing of completed projects in the events marketing business, as revenue is typically recognized when the

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

project is complete. Furthermore, we generally act as principal for these projects and as such record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses.

		Components of change				Change
	Year ended December 31, 2007	Foreign currency	Net acquisitions/ (divestitures)	Organic	Year ended December 31, 2008	Organic	Total
Consolidated	$6,554.2	71.5	87.6	249.4	$6,962.7	3.8%	6.2%
Domestic	3,651.3	—	18.8	116.2	3,786.3	3.2%	3.7%
International	2,902.9	71.5	68.8	133.2	3,176.4	4.6%	9.4%
United Kingdom	603.6	(41.9)	8.1	43.1	612.9	7.1%	1.5%
Continental Europe	1,070.2	81.4	(19.5)	18.3	1,150.4	1.7%	7.5%
Asia Pacific	581.3	22.3	21.3	32.4	657.3	5.6%	13.1%
Latin America	314.1	12.4	(2.8)	29.7	353.4	9.5%	12.5%
Other	333.7	(2.7)	61.7	9.7	402.4	2.9%	20.6%

During 2008 our revenue increased by $408.5, consisting of organic revenue growth of $249.4, led by the technology and telecommunications sector and the retail sector. The domestic organic growth was primarily driven by expanding business with existing clients and winning new clients in the advertising, media and public relations businesses. The international organic increase occurred throughout all regions. The increase in the United Kingdom was primarily due to the completion of several projects with existing clients and net client wins in the events marketing business and winning new clients in the advertising business. The international growth was also driven by increased client spending and net client wins primarily in Brazil, China and Spain.

The deteriorating economic conditions in the latter part of 2008 negatively impacted our revenue in the fourth quarter of 2008. Our revenue decreased by 4.1% in the fourth quarter of 2008 compared to the fourth quarter of 2007, which reflects an organic revenue decrease for the quarter of 2.2%. If weak global economic conditions persist in 2009, our revenues may remain under pressure across many of our service offerings and client sectors.

		Components of change				Change
	Year ended December 31, 2006	Foreign currency	Net acquisitions/ (divestitures)	Organic	Year ended December 31, 2007	Organic	Total
Consolidated	$6,190.8	197.5	(70.7)	236.6	$6,554.2	3.8%	5.9%
Domestic	3,443.4	—	(9.3)	217.2	3,651.3	6.3%	6.0%
International	2,747.4	197.5	(61.4)	19.4	2,902.9	0.7%	5.7%
United Kingdom	574.5	51.1	(35.5)	13.5	603.6	2.3%	5.1%
Continental Europe	1,034.1	94.4	(24.0)	(34.3)	1,070.2	(3.3%)	3.5%
Asia Pacific	512.0	25.7	12.5	31.1	581.3	6.1%	13.5%
Latin America	303.4	18.4	(10.6)	2.9	314.1	1.0%	3.5%
Other	323.4	7.9	(3.8)	6.2	333.7	1.9%	3.2%

During 2007 our revenue increased by $363.4, consisting of organic revenue growth of $236.6 and favorable foreign currency rate impact of $197.5. The domestic organic growth was primarily driven through expanding business with existing clients, winning new clients in advertising and public relations and completing several projects within the events marketing business. The international organic revenue increase was primarily driven by increases in spending by existing clients in the Asia Pacific region, partially offset by net client losses in Continental Europe, primarily in France.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Years ended December 31,
	2008		2007		2006
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Salaries and related expenses	$4,342.6	62.4%	$4,139.2	63.2%	$3,944.1	63.7%
Office and general expenses	2,013.3	28.9%	2,044.8	31.2%	2,079.0	33.6%
Restructuring and other reorganization- related charges	17.1		25.9		34.5
Long-lived asset impairment and other charges	—		—		27.2

Total operating expenses	$6,373.0		$6,209.9		$6,084.8

Total operating expenses decreased as a percentage of revenue in 2008 when compared to 2007. We consider the change in operating expenses as a percentage of revenue, which we refer to as operating expense leverage, to be a key performance metric.

Our staff cost ratio, defined as salaries and related expenses as a percentage of revenue, declined to 62.4% in 2008 from 63.2% in 2007. The improvement was driven by higher revenues and better utilization of base salaries and benefits expenses. Our office and general expense ratio, defined as office and general expenses as a percentage of revenue, declined to 28.9% in 2008 from 31.2% in 2007. This improvement was also driven by higher revenue and by a reduction in key expense categories, primarily professional fees.

Salaries and Related Expenses

Salaries and related expenses consist of payroll costs, employee performance incentives, including cash bonus and long-term incentive stock awards, and other benefits associated with client service professional staff and administrative staff. Salaries and related expenses do not vary significantly with short-term changes in revenue levels. However, salaries may fluctuate due to the timing of hiring freelance contractors who are utilized to support business development, changes in the performance levels and types of employee incentive awards, changes in foreign currency exchange rates and acquisitions and dispositions of businesses. Changes in our incentive awards mix can impact future period expense as bonus awards are expensed during the year they are earned and long-term incentive stock awards are expensed over the performance period, generally three years. Other factors impacting the expense associated with long-term incentive awards are the actual number of awards vesting and the change in our stock price. Additionally, changes can occur based on projected results and could impact trends between periods in the future.

		Components of change during the year				Change
	Prior year amount	Foreign currency	Net acquisitions/ (divestitures)	Organic	Total amount	Organic	Total
2008	$4,139.2	40.8	59.4	103.2	$4,342.6	2.5%	4.9%
2007	3,944.1	122.2	(32.5)	105.4	4,139.2	2.7%	4.9%

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

The following table details our salary and related expenses as a percentage of consolidated revenue.

	Years ended December 31,
	2008	2007	2006
Base salaries, benefits and tax	51.6%	51.9%	52.3%
Incentive expense	3.4%	3.7%	3.3%
Severance expense	1.3%	1.2%	1.6%
Temporary help	3.1%	3.5%	3.6%
All other salaries and related expenses	3.0%	2.9%	2.9%

Salaries and related expenses in 2008 increased by $203.4, compared to 2007, consisting of an organic salary increase of $103.2, net acquisitions of $59.4 and an adverse foreign currency rate impact of $40.8. The organic increase was primarily to support business growth (an organic revenue increase of $249.4) during 2008, resulting in higher base salaries, benefits and temporary help of $100.4, predominantly at our largest networks. There was no significant change in incentive award expense compared to the prior year as stock-based compensation expense was unchanged, and annual bonus award expense decreased by $15.1.

As economic conditions deteriorated in the latter part of 2008, we took measures to realign our businesses, resulting in severance charges of $48.4 in the fourth quarter, which was an increase of $16.4 over the comparable prior year period. These expenses were spread across multiple business units and geographic regions.

Salaries and related expenses in 2007 increased by $195.1, compared to 2006, consisting of an adverse foreign currency rate impact of $122.2 and an organic salary increase of $105.4. The organic increase was primarily to support business growth (an organic revenue increase of $236.6) resulting in higher base salaries, benefits and temporary help of $99.1, predominantly at our largest networks. Additionally, incentive awards increased by $31.7, primarily due to improved operating performance versus financial targets at certain operating units, higher stock-based compensation awards due to the effect of equity awards granted in June 2006 and a one-time performance-based equity award granted in 2006 to a limited number of senior executives across the Company. These increases were offset by a decrease in severance expense of $22.4.

Office and General Expenses

Office and general expenses primarily include rent expense, professional fees, certain expenses incurred by our staff in servicing our clients and depreciation and amortization costs. Office and general expenses also include costs directly attributable to client engagements, including production costs, out-of-pocket costs such as travel for client service staff, and other direct costs that are rebilled to our clients. Production expenses can vary significantly between periods depending upon the timing of completion of certain projects where we act as principal, which could impact trends between various periods in the future.

		Components of change during the year				Change
	Prior year amount	Foreign currency	Net acquisitions/ (divestitures)	Organic	Total amount	Organic	Total
2008	$2,044.8	16.5	5.7	(53.7)	$2,013.3	(2.6%)	(1.5%)
2007	2,079.0	66.0	(43.8)	(56.4)	2,044.8	(2.7%)	(1.6%)

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

The following table details our office and general expenses as a percentage of consolidated revenue. All other office and general expenses primarily include production expenses and to a smaller extent depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Years ended December 31,
	2008	2007	2006
Professional fees	2.0%	2.5%	3.9%
Occupancy expense (excluding depreciation and amortization)	7.6%	8.1%	8.6%
Travel & entertainment, office supplies and telecom	4.3%	4.7%	4.8%
All other office and general expenses	15.0%	15.9%	16.3%

Office and general expenses in 2008 decreased by $31.5 compared to 2007, including an organic decrease of $53.7. The organic improvement was primarily due to reductions in professional fees, occupancy costs, depreciation and amortization as well as a higher focus on managing discretionary expenses. The organic decrease in professional fees of $29.0 was primarily due to reduced legal consultations as a result of the resolution of the SEC investigation and further improvements in our financial systems, back office processes and internal controls. Occupancy costs and depreciation and amortization declined and there were favorable foreign currency changes on certain balance sheet items in 2008 when compared to 2007. These decreases were partially offset by an increase in production expenses of $33.6 related to higher pass-through costs for certain projects where we act as principal and an increase in bad debt expense related to collection concerns for certain clients.

Office and general expenses in 2007 decreased by $34.2 compared to 2006, consisting of an organic decrease of $56.4 and net divestitures of $43.8, partially offset by an adverse foreign currency rate impact of $66.0. The organic decrease was primarily due to improvements in our financial systems, back-office processes and internal controls we made throughout 2007 that resulted in a reduction in professional fees of $75.8. Additionally, occupancy costs, including depreciation and amortization, declined by $13.6. These decreases were partially offset by an increase in production expenses of $34.2 related to pass-through costs for certain projects where we acted as principal during 2007.

Restructuring and Other Reorganization-Related Charges

The components of restructuring and other reorganization-related charges were as follows:

	Years ended December 31,
	2008	2007	2006
Restructuring charges:
Lease termination and other exit costs	$5.2	$(0.4)	$1.5
Severance and termination costs	0.6	13.8	—

	5.8	13.4	1.5
Other reorganization-related charges	11.3	12.5	33.0

Total	$17.1	$25.9	$34.5

Restructuring charges relate to the 2003 and 2001 restructuring programs and a restructuring program entered into at Lowe Worldwide (“Lowe”) during the third quarter of 2007. Included in these net charges are adjustments primarily resulting from severance and termination costs and accelerated leasehold amortization for the 2007 program at Lowe and changes in management’s estimates relating to sublease rental income assumptions and prior severance and termination related actions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

Other reorganization-related charges relate to our realignment of our media businesses into a newly created management entity called Mediabrands and the 2006 merger of Draft Worldwide and Foote, Cone and Belding Worldwide to create Draftfcb. Charges relate to severance and terminations costs and lease termination and other exit costs. We expect charges associated with Mediabrands to be completed during the first half of 2009. Charges related to the creation of Draftfcb in 2006 are complete. The charges were separated from the rest of our operating expenses within the Consolidated Statements of Operations because they did not result from charges that occurred in the normal course of business.

Long-Lived Asset Impairment and Other Charges

During our annual impairment review as of October 1, 2006, our discounted future operating cash flow projections at one of our domestic advertising reporting units indicated that the implied fair value of the goodwill at this reporting unit was less than its book value, primarily due to client losses. As a result, we recorded a goodwill impairment charge of $27.2 in 2006 in our IAN segment.

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2008	2007	2006
Cash interest on debt obligations	$(183.2)	$(205.9)	$(186.9)
Non-cash amortization	(28.7)	(30.8)	(31.8)

Interest expense	(211.9)	(236.7)	(218.7)
Interest income	90.6	119.6	113.3

Net interest expense	(121.3)	(117.1)	(105.4)
Other income (expense)	3.1	8.5	(5.6)

Total	$(118.2)	$(108.6)	$(111.0)

Net Interest Expense

For 2008 as compared to 2007, cash interest expense decreased primarily due to the repurchase of the majority of the 4.50% Convertible Senior Notes in the first quarter of 2008, lower interest rates paid on the Floating Rate Senior Unsecured Notes, lower short-term debt balances and lower interest rates at our international agencies. Interest income decreased due to more conservative investment strategies in the U.S. compared to the prior year and lower interest rates in the U.S. For 2007 as compared to 2006, cash interest expense increased due to higher short-term debt balances, and interest income increased due to higher average cash balances and higher interest rates at some of our international agencies.

Non-cash amortization expense primarily consists of amortization of debt issuance costs and deferred warrant costs in connection with our 2006 committed credit agreement that expires in June 2009, and as a result, non-cash amortization expense is expected to decrease in 2009. Additionally, non-cash amortization is offset primarily by the amortization of the loss on extinguishment of $400.0 of our 4.50% Convertible Senior Notes in 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

Other Income (Expense)

	Years ended December 31,
	2008	2007	2006
Loss on early extinguishment of debt	$—	$(12.5)	$(80.8)
(Losses) gains on sales of businesses and investments	(3.1)	(9.4)	44.2
Vendor discount and credit adjustments	20.7	24.3	28.2
Litigation settlement	(12.0)	2.8	—
Investment impairments	(2.9)	(6.2)	(0.3)
Other income	0.4	9.5	3.1

Total	$3.1	$8.5	$(5.6)

Loss on Early Extinguishment of Debt — Non-cash charges related to the extinguishment of $200.0 of our 4.50% Convertible Senior Notes in 2007 and $400.0 of our 4.50% Convertible Senior Notes in 2006. For additional information, see Note 8 to the Consolidated Financial Statements.

Sale of Businesses and Investments — Primarily includes realized gains and losses relating to the sales of businesses, cumulative translation adjustment balances from the liquidation of entities, and sales of marketable securities and investments in publicly traded and privately held companies in our Rabbi Trusts. Losses in 2007 primarily related to the sale of several businesses within Draftfcb for a loss of $9.3 and charges at Lowe of $7.8 as a result of the realization of cumulative translation adjustment balances from the liquidation of several businesses. Gains in 2006 primarily related to a net gain of $20.9 from the sale of an investment located in Asia Pacific and the sale of our remaining ownership interest in an agency within Lowe. We also sold our interest in a German advertising agency and recognized its remaining cumulative translation adjustment balance, which resulted in a non-cash benefit of $17.0.

Vendor Discount and Credit Adjustments — We are in the process of settling our liabilities related to vendor discounts and credits established during the 2004 Restatement. Amounts included in other income (expense) reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed. For additional information see Note 5 to the Consolidated Financial Statements.

Litigation Settlement — During May 2008, the SEC concluded its investigation that began in 2002 into our financial reporting practices, resulting in a settlement charge of $12.0.

Investment Impairments — In 2007 we realized an other-than-temporary charge of $5.8 relating to a $12.5 investment in auction rate securities, representing our total investment in auction rate securities. For additional information, see Note 15 to the Consolidated Financial Statements.

INCOME TAXES

	Years ended December 31,
	2008	2007	2006
Income (loss) from continuing operations before provision for income taxes	$471.5	$235.7	$(5.0)

Provision for income taxes — continuing operations	$156.6	$58.9	$18.7
Benefit of income taxes — discontinued operations	—	—	(5.0)

Total provision for income taxes	$156.6	$58.9	$13.7

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

In 2008, our effective tax rate was negatively impacted by losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances, the non-deductible SEC settlement provision and additional net tax reserves for uncertain tax positions. Our effective tax rate was positively impacted in 2008 by the utilization of tax loss carryforwards against taxable profits and by the net reversal of certain valuation allowances in jurisdictions where entities have demonstrated a sustained period of profitability and future projections indicate that the trend will continue. Additionally, we recognized tax benefits from tax law and other changes in certain U.S. states, which impacted the effective tax rate.

During 2008, we recorded a net reversal of valuation allowances of $48.0 relating to deferred tax assets in jurisdictions where the available evidence was sufficiently positive for us to believe that it is now more likely than not that the corresponding tax loss carryforward will be utilized. We believe we have appropriately considered the current economic climate in relying on the level of projected taxable income. During 2007 and 2006, we had net reversals in our valuation allowances of $22.3 and $29.6, respectively, on existing deferred tax assets.

The tax provision for 2007 was primarily impacted by the effective settlement of the IRS examination for 2003 and 2004 which resulted in the realization of previously unrecognized tax benefits, of which approximately $80.0 was attributable to certain worthless securities deductions. The favorable impact of this item and other net reserve releases are primary reasons for the change in the effective tax rate compared to 2006. The tax provision for 2007 was also impacted by foreign profits subject to tax at different rates and losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances.

The tax provision for 2006 was primarily impacted by domestic losses, foreign profits subject to tax at different rates and losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances.

For additional information see Note 7 to the Consolidated Financial Statements.

Segment Results of Operations

As discussed in Note 14 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2008: Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”). We also report results for the Corporate and other group.

IAN

REVENUE

		Components of change				Change
	Year ended December 31, 2007	Foreign currency	Net acquisitions/ (divestitures)	Organic	Year ended December 31, 2008	Organic	Total
Consolidated	$5,505.7	70.8	109.4	184.8	$5,870.7	3.4%	6.6%
Domestic	2,972.1	—	18.8	84.5	3,075.4	2.8%	3.5%
International	2,533.6	70.8	90.6	100.3	2,795.3	4.0%	10.3%

During 2008 our revenue increased by $365.0, consisting of organic growth of $184.8, led by the technology and telecommunications sector as well as the retail sector. The domestic organic revenue increase was primarily a result of higher revenues with existing clients and net client wins, primarily at McCann and Mediabrands.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

Partially offsetting this domestic organic increase was decreased revenue from Lowe and certain independent agencies that are largely dependent on the automobile sector due to lower revenues with existing clients and net client losses. The international organic revenue increase occurred throughout all regions. McCann’s revenue increased due to higher revenue from existing clients in the Continental Europe region and net client wins and higher revenue from existing clients in the Asia Pacific region, primarily in China. Lowe’s revenue increase was primarily due to higher revenue from existing clients and net client wins predominantly in the Asia Pacific, the United Kingdom and Continental Europe regions, primarily in Spain and France. Mediabrands contributed to the revenue increase in the Continental Europe region, primarily in Spain. Draftfcb’s revenue increased in Latin America due to higher revenues with existing clients primarily in Brazil.

		Components of change				Change
	Year ended December 31, 2006	Foreign currency	Net acquisitions/ (divestitures)	Organic	Year ended December 31, 2007	Organic	Total
Consolidated	$5,230.6	170.3	(45.5)	150.3	$5,505.7	2.9%	5.3%
Domestic	2,842.2	—	(9.3)	139.2	2,972.1	4.9%	4.6%
International	2,388.4	170.3	(36.2)	11.1	2,533.6	0.5%	6.1%

During 2007 our revenue increased by $275.1, consisting of a favorable foreign currency impact of $170.3 and organic revenue growth of $150.3. The domestic organic revenue increase was a result of higher revenue from existing clients and net client wins, primarily at McCann and Hill Holliday. Partially offsetting this domestic organic increase was decreased revenue from existing clients at Lowe and net client losses at Draftfcb. The international organic revenue increase occurred primarily throughout the United Kingdom and Asia Pacific regions driven by increases in client spending at McCann, partially offset by net client losses at Draftfcb and Lowe across most international regions.

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2008	2007	2006	‘08 vs ‘07	‘07 vs ‘06
Segment operating income	$690.8	$528.2	$391.4	30.8%	35.0%
Operating margin	11.8%	9.6%	7.5%

Operating income increased during 2008 due to an increase in revenue of $365.0, and decreased office and general expenses of $15.1, partially offset by increases in salaries and related expenses of $217.5. The decrease in office and general expenses was due to lower internal expense allocations from corporate, favorable foreign currency changes on certain balance sheet items in 2008 and lower production expenses. The decrease in office and general expenses is partially offset by increased bad debt expense and higher amortization of intangibles primarily related to acquisitions made in 2008. Higher salaries and related expenses were primarily due to an increase in base salaries, benefits and temporary help of $183.1 to support growth in 2008, primarily at McCann and Mediabrands.

Operating income increased during 2007 due to an increase in revenue of $275.1, partially offset by increases in salaries and related expenses of $122.9 and office and general expenses of $15.4. Higher salaries and related expenses were due to an increase in base salaries, benefits and temporary help of $131.2 to support growth, primarily at McCann. Higher office and general expenses were due to increases in shared service expenses which were not allocated in prior years and the increased allocation of technology expenses from Corporate, partially offset by lower occupancy costs, primarily due to lease termination and other exit costs related to facilities exited in 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

CMG

REVENUE

		Components of change				Change
	Year ended December 31, 2007	Foreign currency	Net acquisitions/ (divestitures)	Organic	Year ended December 31, 2008	Organic	Total
Consolidated	$1,048.5	0.7	(21.8)	64.6	$1,092.0	6.2%	4.1%
Domestic	679.2	—	—	31.7	710.9	4.7%	4.7%
International	369.3	0.7	(21.8)	32.9	381.1	8.9%	3.2%

During 2008 revenue increased by $43.5 due to organic revenue growth of $64.6, led by public relations, which covers a broad range of services and client sectors. The domestic organic revenue increase was primarily due to net client wins and increased spending from existing clients in the public relations business. The international organic revenue increase was primarily from the completion of several projects with existing clients and net client wins in the events marketing business in the United Kingdom. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete.

		Components of change				Change
	Year ended December 31, 2006	Foreign currency	Net acquisitions/ (divestitures)	Organic	Year ended December 31, 2007	Organic	Total
Consolidated	$960.2	27.2	(25.2)	86.3	$1,048.5	9.0%	9.2%
Domestic	601.2	—	—	78.0	679.2	13.0%	13.0%
International	359.0	27.2	(25.2)	8.3	369.3	2.3%	2.9%

During 2007 revenue increased by $88.3, due to organic growth of $86.3. The domestic organic revenue increase was primarily due to client wins and expanding business with existing clients in the public relations business, the completion of several projects with existing clients in the events marketing business and expanding business with existing clients in the sports marketing business. The international organic revenue increase in the Europe and Asia Pacific regions was primarily from existing clients in the public relations business. The international revenue increase was partially offset by decreased revenues from existing clients in Europe primarily due to project-based events in 2006 that did not recur in 2007 related to the sports marketing business.

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2008	2007	2006	‘08 vs ‘07	‘07 vs ‘06
Segment operating income	$86.6	$57.9	$51.6	49.6%	12.2%
Operating margin	7.9%	5.5%	5.4%

Operating income increased during 2008 due to an increase in revenue of $43.5 and decreased office and general expenses of $9.1, partially offset by increased salaries and related expenses of $23.9. Office and general expenses decreased primarily due to lower occupancy costs, as a result of lease termination and other exit costs related to facilities exited in 2007 and due to favorable foreign currency changes on certain balance sheet items in 2008 when compared to 2007, partially offset by higher production expenses related to several projects with new and existing clients in the events marketing business. Salaries and related expenses increased primarily due to an

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

increase in base salaries, benefits and temporary help of $17.8 related to the events marketing and public relations businesses to support revenue growth.

Operating income increased during 2007 due to an increase in revenue of $88.3, partially offset by increases in office and general expenses of $46.1 and salaries and related expenses of $35.9. Salaries and related expenses increased primarily due to an increase in base salaries, benefits and temporary help of $28.4 to support revenue growth. Office and general expenses increased primarily due to higher production expenses of $32.0 related to the completion of several projects in the events marketing business and higher occupancy costs, primarily due to lease termination charges and accelerated depreciation and amortization related to certain leasehold improvements in facilities exited in 2007.

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line item within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, bonus, and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits, legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of these expenses are allocated to operating divisions based on a formula that uses the revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization. Allocation methodologies are consistent with prior years.

Corporate and other expenses decreased during 2008 by $45.3 to $170.6. This was primarily due to lower professional fees, partially offset by the impact of unfavorable foreign currency changes on certain balance sheet items when compared to 2007. Lower professional fees were primarily due to improvements in our financial systems, back office processes and internal controls as well as reduced legal consultations associated with the resolution of our SEC investigation and other financial matters. In addition, base salaries, benefits and temporary help decreased due to lower headcount and reduced technology projects. As a result, we had lower internal expenses allocated to our operating divisions.

Corporate and other expenses decreased during 2007 by $59.4 to $215.9. This was primarily driven by improvements in our financial systems, back-office processes and internal controls, which resulted in a reduction in professional fees. Partially offsetting this reduction were higher salaries and related expenses, primarily related to long-term incentive award accruals for a one-time performance-based equity award granted in 2006 to a limited number of senior executives across the Company and the transfer of resources into a global finance organization as part of a regional monitoring program. In addition, amounts allocated to operating divisions increased primarily due to the charging of shared services expenses that were not previously allocated as well as for costs relating to the consolidation of certain global processes into our shared service center.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital:

	Years ended December 31,
Cash Flow Data	2008	2007	2006
Net cash provided by operating activities	$865.3	$298.1	$9.0
Net cash (used in) provided by investing activities	(404.3)	(267.8)	11.6
Net cash used in financing activities	(275.8)	(37.3)	(129.7)

Working capital source (usage) (included in operating activities)	$193.5	$(171.0)	$(250.6)

	December 31,
Balance Sheet Data	2008	2007
Cash, cash equivalents and marketable securities	$2,274.9	$2,037.4

Short-term debt	$332.8	$305.1
Long-term debt	1,786.9	2,044.1

Total debt	$2,119.7	$2,349.2

Cash, cash equivalents and marketable securities increased by $237.5 during 2008, even after the repurchase of approximately $191.0 of our 4.50% Notes during March. A component of this change was an increase in marketable securities of $145.2, primarily due to the purchase of a time deposit with a maturity greater than ninety days.

Operating Activities

Cash provided by operating activities of $865.3 for 2008 reflects a significant improvement over 2007 and 2006. The improvement from 2007 to 2008 was driven by improvements in working capital of $364.5 and increased net income of $127.4.

Net cash provided by operating activities primarily consists of net income of $295.0, working capital cash generation of $193.5 and net non-cash expense items of $403.0. Net non-cash expense items primarily include depreciation and amortization of fixed assets, amortization of intangible assets, restricted stock awards, non-cash compensation, and bond discounts and deferred financing costs.

Cash from changes in working capital reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. In 2008 we generated cash from working capital of $193.5 compared to a use of $171.0 in 2007 and $250.6 in 2006. This improvement is primarily due to growth in our businesses and improved working capital management at certain of our operating units.

The timing of media buying on behalf of our clients affects our working capital and operating cash flow. In most of our businesses, our agencies enter into commitments to pay production costs and media costs on behalf of clients. To the extent possible we pay production and media charges after we have received funds from our clients. The amounts involved substantially exceed our revenues, and primarily affect the level of accounts receivable, expenditures billable to clients, accounts payable and accrued media and production liabilities. Our assets include both cash received and accounts receivable from clients for these pass-through arrangements, while our liabilities include amounts owed on behalf of clients to media and production suppliers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

Our accrued liabilities are also affected by the timing of certain other payments. For example, while cash incentive awards are accrued throughout the year, they are generally paid during the first quarter of the subsequent year.

Investing Activities

Cash used in investing activities during 2008 includes net purchases of short-term marketable securities and payments for capital expenditures and acquisitions. Net purchases of short-term marketable securities of $154.3 primarily relates to a time deposit with a maturity greater than ninety days. Capital expenditures of $138.4 relate to costs associated with leasehold improvements, computer hardware and furniture and fixtures. Payments for acquisitions of $106.0, primarily relate to new acquisitions and to a lesser extent deferred payments on prior acquisitions.

Financing Activities

In March 2008, holders of approximately $191.0 in aggregate principal amount of our 4.50% Notes due 2023 exercised their put option that required us to repurchase their 4.50% Notes. Payment for the purchased 4.50% Notes was made with available cash. In addition, cash used in financing activities during 2008 reflects dividend payments of $27.6 on our Series B Preferred Stock and decreases in short-term bank borrowings related to our international uncommitted credit facilities.

LIQUIDITY OUTLOOK

We generated significant cash from operations in 2008 and ended the year with $2,274.9 in cash, cash equivalents and marketable securities. Based on our cash flow forecasts we expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. In addition, we have back-up credit facilities available to support our operating needs. Our policy is to maintain a conservative approach to liquidity, which we believe is appropriate for our Company in view of the current conditions in the economy and financial markets. In 2008, our lowest month-end total cash and marketable securities balance was $1,512.3 on March 31st, and our highest month-end total cash and marketable securities balance was $2,274.9 on December 31st. In 2007, the lowest month-end total cash and marketable securities balance was $1,440.0 on July 31st, and the highest month-end total cash and marketable securities balance was $2,037.4 on December 31st.

Economic and financial conditions deteriorated sharply in the latter part of 2008 and the current economic conditions are expected to persist throughout 2009. Current market conditions may affect the financial condition of some of our clients which can cause a decrease in demand for advertising and marketing services. A decrease in revenue, should it occur, could pose a challenge to our level of cash generation from operations. Furthermore, we have accounts receivable related to revenues earned and for pass-through costs incurred on behalf of our clients as well as expenditures billable to clients related to costs incurred and fees earned that have not yet been billed. Although we have not experienced a material increase in client defaults, and as of December 31, 2008 our largest client, based on revenue, accounted for approximately 4% of our accounts receivable and expenditures billable to clients, current market conditions increase the likelihood that we could experience future losses.

We maintain committed credit facilities to increase our financial flexibility. We have not drawn on any of our corporate credit facilities since 2003, although we use them to obtain letters of credit to support commitments on behalf of certain clients. As discussed below under “ — Financing and Sources of Funds — Credit Facilities,” in July 2008 we entered into a $335.0 three-year credit agreement (the “2008 Credit Agreement”). This credit facility includes commitments from a syndicate of financial institutions. If any of the financial institutions in the syndicate were unable to perform and no other bank assumed that institution’s commitment, the total size of the

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

facility would be reduced by the size of that institution’s commitment. We also have a $750.0 three-year credit agreement (the “2006 Credit Agreement”) that matures in June 2009. We replaced a portion of this facility in July of 2008 with our 2008 Credit Agreement. We do not currently plan on replacing the full amount of the 2006 Credit Agreement.

If, however, our business is significantly impacted by further deterioration in the economic environment or otherwise, it could lead us to seek new or additional sources of liquidity to fund our working capital needs or enhance our financial flexibility. Our ability to access the capital markets depends on a number of factors, which include those specific to us, such as our credit rating, and those related to the capital markets, such as the amount of available credit. Currently, for a non-investment grade company such as ours, the capital markets are challenging, with limited available financing at higher costs than in recent years. There can be no guarantee that we would be able to access new sources of liquidity on commercially reasonable terms, or at all.

Funding Requirements

Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, acquisitions, capital expenditures, payments related to vendor discounts and credits, debt service, preferred stock dividends, contributions to pension and postretirement plans, and taxes. In any twelve month period, we maintain substantial flexibility over significant uses of cash, including our capital expenditures and cash used for new acquisitions.

•

Acquisitions — We continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings and to expand our presence in high-growth markets.

•

Payments related to vendor discounts and credits — Of the liabilities recognized as part of the 2004 Restatement, we estimate that we will pay approximately $20.0 primarily related to vendor discounts and credits over the next 12 months. As of December 31, 2008 our liability balance for these payments was $126.0.

•

Debt service — Our $250.0 5.40% Senior Unsecured Notes mature on November 15, 2009. The remainder of our debt is primarily long-term, with maturities scheduled from 2010 to 2023. See table below for the maturity schedule of our long-term debt.

•	Preferred stock dividends — We pay regular quarterly dividends on our Series B Preferred Stock of $6.9, or $27.6 annually.

•

Contributions to pension and postretirement plans — Our funding policy regarding our pension plan is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as determined to be appropriate to improve the plans’ funded status. For the year ended December 31, 2008, we made contributions of $28.3 to our foreign pension plans and $2.3 to our domestic pension plans. For 2009, we expect to contribute $19.3 to our foreign pension plans and $10.0 to our domestic pension plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2008, and their effect on our liquidity and cash flow in future periods:

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt[1]	$254.1	$252.2	$501.4	$0.8	$20.7	$958.9	$1,988.1
Interest payments on long-term debt	113.9	97.5	86.7	48.8	48.8	277.3	673.0
Non-cancelable operating lease obligations[2]	305.7	277.6	247.6	209.4	183.7	814.1	2,038.1
Contingent acquisition payments[3]	79.3	66.4	103.7	75.3	75.9	2.2	402.8
Uncertain tax positions	44.3	15.7	23.5	6.5	4.6	54.2	148.8

	$797.3	$709.4	$962.9	$340.8	$333.7	$2,106.7	$5,250.8

[1]

Amounts represent maturity at par. Holders of our 4.25% Notes may require us to repurchase their Notes for cash at par in March 2012 and holders of our 4.75% and 4.50% Notes may require us to repurchase their Notes for cash, stock or a combination, at our election, at par in March 2013. All of these Notes will mature in 2023 if not converted or repurchased.

[2]	Non-cancelable operating lease obligations are presented net of future receipts on contractual sublease arrangements.

[3]

We have structured certain acquisitions with additional contingent purchase price obligations in order to reduce the potential risk associated with negative future performance of the acquired entity. See Note 16 to the Consolidated Financial Statements for further information.

FINANCING AND SOURCES OF FUNDS

Substantially all of our operating cash flow is generated by our agencies. Our liquid assets are held primarily at the holding company level, and to a lesser extent at our largest subsidiaries. Below is a summary of sources of liquidity as of December 31, 2008:

	December 31, 2008
	Total Facility	Amount Outstanding	Letters of Credit		Total Available

Cash, cash equivalents and marketable securities					$2,274.9
Committed
2006 Credit Agreement	$750.0	$—	$128.1	[1]	$621.9
2008 Credit Agreement	$335.0	$—	$—		$335.0
Uncommitted
Non-U.S.	$386.3	$78.8	$1.1		$306.4

[1]

We are required from time to time to post letters of credit, primarily to support our commitments, or those of our subsidiaries, to purchase media placements, mostly in locations outside the U.S., or to satisfy other obligations. These letters of credit have historically not been drawn upon.

Debt Transactions

In March 2008, holders required us to repurchase approximately $191.0 of our 4.50% Convertible Senior Notes due 2023, pursuant to the terms of the Notes. We funded the repurchase from available cash. This reduced the outstanding amount of the 4.50% Notes to $8.7. The 4.50% Notes were initially issued in March 2003 in an aggregate principal amount of $800.0, but in November 2006 we exchanged $400.0 of 4.50% Notes for the same aggregate principal amount of our 4.25% Convertible Senior Notes due 2023, and in November 2007 we exchanged a further $200.0 for the same aggregate principal amount of our 4.75% Convertible Senior Notes due 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

In June 2008 we entered into an interest rate swap agreement related to $125.0 in notional amount of our 7.25% Senior Unsecured Notes due 2011 (the “7.25% Notes”), which we subsequently terminated in September 2008. For additional information, see Note 8 to the Consolidated Financial Statements.

Credit Facilities

In July 2008 we entered into the 2008 Credit Agreement. The 2008 Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the 2008 Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $335.0 or the equivalent in other currencies, and the aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the 2008 Credit Agreement are unsecured. The terms of the 2008 Credit Agreement allow us to increase the aggregate lending commitment to a maximum amount of $485.0 if lenders agree to the additional commitments. In addition, the 2008 Credit Agreement includes covenants that, among other things, (i) limit our liens and the liens of our consolidated subsidiaries, (ii) restrict our payments for cash capital expenditures, acquisitions, common stock dividends, share repurchases and certain other purposes, and (iii) limit subsidiary debt.

The 2008 Credit Agreement also contains financial covenants that require us to maintain, on a consolidated basis as of the end of each fiscal quarter, (i) an interest coverage ratio, (ii) a leverage ratio, and (iii) minimum EBITDA for the four quarters then ended. As of December 31, 2008, we were in compliance with all applicable covenants as seen in the table below.

Covenants	December 31, 2008
Interest Coverage Ratio (not less than)	4.50x
Actual Interest Coverage Ratio	6.63x

Leverage Ratio (not greater than)	3.50x
Actual Leverage Ratio	2.50x

EBITDA (not less than)	$600.0
Actual EBITDA	$847.2

EBITDA Reconciliation	December 31, 2008
Operating Income	$589.7

Add:
Depreciation and amortization	253.4
Non-cash charges	4.1

EBITDA	$847.2

If we believed we would not be able to comply with these financial covenants in the future, we would seek an amendment and/or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we do not comply with these financial covenants and are unable to obtain the necessary amendment or waiver, the 2008 Credit Agreement could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit with one of our lenders funds in an amount equal to any outstanding letters of credit. As of December 31, 2008 there was no outstanding principal or letters of credit. For additional information, see Note 8 to the Consolidated Financial Statements.

In June 2006 we entered into the 2006 Credit Agreement, which we can utilize for cash advances and for letters of credit in an aggregate amount not to exceed $750.0 outstanding at any time. The 2006 Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the 2006 Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $750.0 or the equivalent in other currencies. The aggregate face amount of letters of credit may not exceed $600.0 at any time. Our obligations under the 2006 Credit Agreement are unsecured, and we are not subject to any financial or other material restrictive covenants under this facility. This facility expires in June of 2009. We have not drawn

Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(Amounts in Millions, Except Per Share Amounts)

on it, and we plan to use the 2008 Credit Agreement to replace the letters of credit currently outstanding under the 2006 Credit Agreement. For additional information, see Note 8 to the Consolidated Financial Statements.

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the U.S., and the amount outstanding as of December 31, 2008 and 2007 was $78.8 and $95.9, respectively. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities as of December 31, 2008 and 2007 was approximately 3% and 5%, respectively.

Cash Pooling

We aggregate our net domestic cash position on a daily basis. Outside the U.S., we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash net of overdrafts under all of our pooling arrangements. As of December 31, 2008 and 2007 the amounts netted were $858.7 and $1,295.7, respectively.

Debt Ratings

Our long-term debt credit ratings as of February 13, 2009 were as follows:

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Ba3	B+	BB+
Outlook	Positive	Positive	Positive

The most recent change in our credit ratings occurred on July 9, 2008 when Moody’s Investors Service upgraded our outlook from stable to positive. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating.

RECENT ACCOUNTING STANDARDS

See Note 17 to the Consolidated Financial Statements for a complete description of recent accounting pronouncements that have affected us or may affect us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

(Amounts in millions)

In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain Balance Sheet items. From time to time, we use derivatives, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the fair market value of our debt obligations as the majority of our debt (approximately 84% as of December 31, 2008) bore interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates and for 2008 this fair market value would decrease by approximately $22.0 if interest rates were to increase by 10% and would increase by approximately $23.0 if interest rates were to decrease by 10%. For 2007, the fair market value of our debt would decrease by approximately $18.0 if interest rates were to increase by 10% and would increase by approximately $19.0 if interest rates were to decrease by 10%. We have used interest rate swaps to manage the mix of our fixed and variable rate debt obligations, but currently have none outstanding as we terminated our interest rate swap agreement on the 7.25% Senior Unsecured Notes in September 2008.

Foreign Currencies

We face translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. Based on 2008 exchange rates and operating results, if the U.S. dollar were to strengthen by 10%, we currently estimate operating income would decrease between 3% and 5%. This assumes that all currencies are impacted in the same manner and our international revenue and expenses remain constant from current levels. As the functional currency of our foreign operations is generally their respective local currency, our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date for assets and liabilities and average exchange rates during the period presented for revenues and expenses. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income or loss in the stockholders’ equity section of our Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in their functional currency, mitigating transaction risk. However, certain subsidiaries may enter into transactions in currencies other than their functional currency. Assets and liabilities denominated in currencies other than the functional currency are susceptible to movements in foreign currency until final settlement. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. We have not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Credit and Market Risks

Certain Balance Sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term marketable securities, accounts receivable and expenditures billable to clients. We invest our excess cash in investment-grade, short-term securities with financial institutions and limit the amount of credit exposure to any one counterparty. Concentrations of credit risk with accounts receivable are mitigated by our large number of clients and their dispersion across different industries and geographical areas. We perform ongoing credit evaluations of our clients and maintain an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

As of December 31, 2008, we held $12.5 in par value of asset-backed auction rate securities. With the liquidity issues experienced in the credit and capital markets worldwide, the auctions have failed due to insufficient bids from buyers and as a result we adjusted these securities to a new book value of $6.7 during 2007. We believe we have the ability and currently intend to hold our auction rate securities until we can recover the full principal. We do not believe that the lack of liquidity of these investments will affect our ability to operate our business. For additional information, see Note 15 to the Consolidated Financial Statements.

As a result of the market decline in 2008, the fair value of our pension plan assets have declined by approximately 12% (excluding foreign currency impacts), resulting in higher pension expense and funding requirements in 2009, and, if unchanged, could result in higher pension expense and funding requirements in periods beyond 2009.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, of cash Flows and of Stockholders’ Equity and Comprehensive Income (Loss) present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 27, 2009

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2008	2007	2006
REVENUE	$6,962.7	$6,554.2	$6,190.8

OPERATING EXPENSES:
Salaries and related expenses	4,342.6	4,139.2	3,944.1
Office and general expenses	2,013.3	2,044.8	2,079.0
Restructuring and other reorganization-related charges	17.1	25.9	34.5
Long-lived asset impairment and other charges	—	—	27.2

Total operating expenses	6,373.0	6,209.9	6,084.8

OPERATING INCOME	589.7	344.3	106.0

EXPENSES AND OTHER INCOME:
Interest expense	(211.9)	(236.7)	(218.7)
Interest income	90.6	119.6	113.3
Other income (expense)	3.1	8.5	(5.6)

Total (expenses) and other income	(118.2)	(108.6)	(111.0)

Income (loss) from continuing operations before income taxes	471.5	235.7	(5.0)
Provision for income taxes	156.6	58.9	18.7

Income (loss) from continuing operations of consolidated companies	314.9	176.8	(23.7)
Income applicable to minority interests, net of tax	(23.0)	(16.7)	(20.0)
Equity in net income of unconsolidated affiliates, net of tax	3.1	7.5	7.0

Income (loss) from continuing operations	295.0	167.6	(36.7)
Income from discontinued operations, net of tax	—	—	5.0

NET INCOME (LOSS)	295.0	167.6	(31.7)
Dividends on preferred stock	27.6	27.6	47.6
Allocation to participating securities	2.2	8.7	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$265.2	$131.3	$(79.3)

Earnings (loss) per share of common stock—
Basic:
Continuing operations	$0.57	$0.29	$(0.20)
Discontinued operations	—	—	0.01

Total	$0.57	$0.29	$(0.19)

Diluted:
Continuing operations	$0.52	$0.26	$(0.20)
Discontinued operations	—	—	0.01

Total	$0.52	$0.26	$(0.19)

Weighted-average number of common shares outstanding—
Basic	461.5	457.7	428.1
Diluted	518.3	503.1	428.1

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Millions, Except Par Value Amounts)

	December 31,
	2008	2007
ASSETS:
Cash and cash equivalents	$2,107.2	$2,014.9
Marketable securities	167.7	22.5
Accounts receivable, net of allowance of $63.9 and $61.8	3,746.5	4,132.7
Expenditures billable to clients	1,099.5	1,210.6
Other current assets	366.7	305.1

Total current assets	7,487.6	7,685.8
Furniture, equipment and leasehold improvements, net	561.5	620.0
Deferred income taxes	416.8	479.9
Goodwill	3,220.9	3,231.6
Other assets	438.4	440.8

TOTAL ASSETS	$12,125.2	$12,458.1

LIABILITIES:
Accounts payable	$4,022.6	$4,124.3
Accrued liabilities	2,521.6	2,691.2
Short-term debt	332.8	305.1

Total current liabilities	6,877.0	7,120.6
Long-term debt	1,786.9	2,044.1
Deferred compensation and employee benefits	549.8	553.5
Other non-current liabilities	435.9	407.7

TOTAL LIABILITIES	9,649.6	10,125.9

Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0
Series B shares issued and outstanding: 0.5	525.0	525.0
Common stock, $0.10 par value, shares authorized: 800.0
shares issued: 2008—477.1; 2007—471.7
shares outstanding: 2008—476.6; 2007—471.2	46.4	45.9
Additional paid-in capital	2,682.8	2,635.0
Accumulated deficit	(446.1)	(741.1)
Accumulated other comprehensive loss, net of tax	(318.5)	(118.6)

	2,489.6	2,346.2

Less:
Treasury stock, at cost: 0.4 shares	(14.0)	(14.0)

TOTAL STOCKHOLDERS’ EQUITY	2,475.6	2,332.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,125.2	$12,458.1

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Millions)

	Years ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$295.0	$167.6	$(31.7)
Income from discontinued operations, net of tax	—	—	(5.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	173.3	177.2	173.6
Provision for (recovery of) bad debt	17.0	(3.6)	1.2
Amortization of restricted stock and other non-cash compensation	80.1	79.7	55.1
Amortization of bond discounts and deferred financing costs	28.7	30.8	31.8
Deferred income tax provision (benefit)	51.9	(22.4)	(57.9)
Long-lived asset impairment and other charges	—	—	27.2
Loss on early extinguishment of debt	—	12.5	80.8
Losses (gains) on sales of businesses and investments	3.1	9.4	(44.2)
Income applicable to minority interests, net of tax	23.0	16.7	20.0
Other	25.9	15.8	6.8
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	283.9	43.5	235.4
Expenditures billable to clients	69.7	(124.5)	(87.7)
Prepaid expenses and other current assets	(19.2)	9.7	(6.9)
Accounts payable	6.8	(221.5)	(370.0)
Accrued liabilities	(147.7)	121.8	(21.4)
Other non-current assets and liabilities	(26.2)	(14.6)	(3.1)
Net change in assets and liabilities related to discontinued operations	—	—	5.0

Net cash provided by operating activities	865.3	298.1	9.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(106.0)	(151.4)	(15.1)
Capital expenditures	(138.4)	(147.6)	(127.8)
Sales and maturities of short-term marketable securities	5.6	702.7	951.8
Purchases of short-term marketable securities	(159.9)	(720.8)	(839.1)
Proceeds from sales of businesses and investments, net of cash sold	27.9	69.6	76.4
Purchases of investments	(35.6)	(25.0)	(36.4)
Other investing activities	2.1	4.7	1.8

Net cash (used in) provided by investing activities	(404.3)	(267.8)	11.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in short-term bank borrowings	(23.7)	10.0	34.3
Repayment of 4.50% Convertible Senior Notes	(190.8)	—	—
Net payments of long-term debt	(11.0)	(4.2)	(3.4)
Issuance costs and consent fees	(11.3)	(3.5)	(50.6)
Call spread transactions in connection with ELF Financing	—	—	(29.2)
Distributions to minority interests	(14.6)	(18.1)	(24.4)
Preferred stock dividends	(27.6)	(27.6)	(47.0)
Other financing activities	3.2	6.1	(9.4)

Net cash used in financing activities	(275.8)	(37.3)	(129.7)

Effect of exchange rate changes on cash and cash equivalents	(92.9)	66.2	(11.1)

Net increase (decrease) in cash and cash equivalents	92.3	59.2	(120.2)
Cash and cash equivalents at beginning of year	2,014.9	1,955.7	2,075.9

Cash and cash equivalents at end of period	$2,107.2	$2,014.9	$1,955.7

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$183.2	$205.9	$186.9
Cash paid for income taxes, net of $12.9, $31.1 and $41.4 of refunds in 2008, 2007 and 2006 respectively	$104.4	$88.3	$111.0

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2008	2007	2006
PREFERRED STOCK
Balance at beginning of year, Series A	$—	$—	$373.7
Conversion to common stock	—	—	(373.7)

Balance at end of year, Series A	—	—	—

Balance at beginning and end of year, Series B	525.0	525.0	525.0

COMMON STOCK
Balance at beginning of year	45.9	45.6	43.0
Series A conversion to common stock	—	—	2.8
Reclassification upon adoption of SFAS No. 123R	—	—	(1.0)
Other	0.5	0.3	0.8

Balance at end of year	46.4	45.9	45.6

ADDITIONAL PAID IN CAPITAL
Balance at beginning of year	2,635.0	2,586.2	2,224.1
Cumulative effect of the adoption of SAB No. 108	—	—	23.3
Stock-based compensation	82.1	81.8	60.0
Reclassification upon adoption of SFAS No. 123R	—	—	(88.4)
Series A conversion to common stock	—	—	370.9
Issuance of shares for acquisitions and investments	0.9	0.4	11.3
Preferred stock dividends	(27.6)	(27.6)	(47.6)
Call spread transactions in connection with ELF Financing	—	—	(29.2)
Warrants issued to investors	—	—	63.4
Other	(7.6)	(5.8)	(1.6)

Balance at end of year	2,682.8	2,635.0	2,586.2

ACCUMULATED DEFICIT
Balance at beginning of year	(741.1)	(899.2)	(841.1)
Cumulative effect of the adoption of SAB No. 108	—	—	(26.4)
Cumulative effect of the adoption of FIN No. 48	—	(9.5)	—
Net income (loss)	295.0	167.6	(31.7)

Balance at end of year	(446.1)	(741.1)	(899.2)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	(118.6)	(303.0)	(276.0)
Adjustment for minimum pension liability (net of tax of $1.7 in 2006)	—	—	39.7
Unrecognized (gains) losses, transition obligation and prior service cost (net of tax of $10.1 in 2008 and ($9.8) in 2007)	(36.0)	46.5	—
Changes in market value of securities available-for-sale (net of tax of $1.4, ($1.2) and ($2.7) in 2008, 2007 and 2006, respectively)	(5.7)	(5.2)	(9.0)
Foreign currency translation adjustment, net of tax	(161.2)	142.1	(23.3)
Reclassification of investment gain to net earnings	—	—	17.0
Recognition of previously unrealized (gain) loss on securities available-for-sale, net of tax	3.0	1.0	(8.8)

Net other comprehensive (loss) income adjustments	(199.9)	184.4	15.6
Adoption of SFAS No. 158	—	—	(42.6)

Balance at end of year	(318.5)	(118.6)	(303.0)

TREASURY STOCK
Balance at beginning and end of year	(14.0)	(14.0)	(14.0)

UNAMORTIZED DEFERRED COMPENSATION
Balance at beginning of year	—	—	(89.4)
Reclassification upon adoption of SFAS No.123R	—	—	89.4

Balance at end of year	—	—	—

TOTAL STOCKHOLDERS’ EQUITY	$2,475.6	$2,332.2	$1,940.6

COMPREHENSIVE INCOME (LOSS)
Net income (loss) applicable to common stockholders	$265.2	$131.3	$(79.3)
Preferred stock dividends	27.6	27.6	47.6
Allocation to participating securities	2.2	8.7	—
Net other comprehensive (loss) income adjustments	(199.9)	184.4	15.6

Total comprehensive income (loss)	$95.1	$352.0	$(16.1)

NUMBER OF COMMON SHARES
Balance at beginning of year	471.7	469.0	430.3
Restricted stock, net of forfeitures	6.0	3.1	4.3
Series A conversion to common stock	—	—	27.7
Other	(0.6)	(0.4)	6.7

Balance at end of year	477.1	471.7	469.0

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, most of which are wholly owned. Investments in companies over which we do not have control, but the ability to exercise significant influence, are accounted for using the equity method of accounting. Investments in companies over which we have neither control nor the ability to exercise significant influence are accounted for under the cost method. All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the reporting date and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts, asset impairments, depreciable lives of assets, useful lives of intangible assets, income tax valuation allowances, uncertain tax positions, net pension and postretirement benefit costs and obligations, and fair value of stock-based compensation. Actual results could differ from those estimates.

Revenue Recognition

Our revenues are primarily derived from the planning and execution of advertising, marketing and communications programs in various media around the world. Our revenue is directly dependent upon the advertising, marketing and corporate communications requirements of our clients. Our revenue tends to be higher in the second half of the calendar year as a result of the holiday season and lower in the first half as a result of the post-holiday slow-down in client activity.

Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the bases on which we earn commissions and fees vary significantly. Our client contracts are complex arrangements that may include provisions for incentive compensation and vendor rebates and credits. Our largest

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

clients are multinational entities and, as such, we often provide services to these clients out of multiple offices and across many of our agencies. In arranging for such services, it is possible that we will enter into global, regional and local agreements. Multiple agreements of this nature are reviewed by legal counsel to determine the governing terms to be followed by the offices and agencies involved.

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

•

Fees are generally recognized as earned based on the proportional performance method of revenue recognition in situations where our fee is reconcilable to the actual hours incurred to service the client as detailed in a contractual staffing plan, where the fee is earned on a per hour basis, or where actual hours incurred are provided to the client on a periodic basis (whether or not the fee is reconcilable), with the amount of revenue recognized in these situations limited to the amount realizable under the client contract. We believe an input based measure (the ‘hour’) is appropriate in situations where the client arrangement essentially functions as a time and out-of-pocket expense contract and the client receives the benefit of the services provided throughout the contract term.

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

Depending on the terms of the client contract, revenue is derived from diverse arrangements involving fees for services performed, commissions, performance incentive provisions and combinations of the three. Commissions are generally earned on the date of the broadcast or publication. Contractual arrangements with clients may also include performance incentive provisions designed to link a portion of our revenue to our performance relative to both qualitative and quantitative goals. Performance incentives are recognized as revenue for quantitative targets when the target has been achieved and for qualitative targets when confirmation of the incentive is received from the client. Incremental direct costs incurred related to contracts where revenue is accounted for on a completed contract basis are generally expensed as incurred. There are certain exceptions made for significant contracts or for certain agencies where the majority of the contracts are project-based and systems are in place to properly capture appropriate direct costs.

Substantially all of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses such as production and media costs. In compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we assess whether our agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we operate broadly as an advertising agency, based on our primary lines of business and given the industry practice to generally record revenue on a

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses (primarily sales promotion, event, sports and entertainment marketing) where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue and the related costs incurred as office and general expenses. Revenue is reported net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.

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

As of December 31, 2008 and 2007, we held restricted cash of $50.9 and $45.8, respectively, included in other current assets. Restricted cash primarily represents cash equivalents that are maintained on behalf of our clients and are legally restricted for a specified business purpose.

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

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

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

Expenditures Billable to Clients

Expenditures billable to clients are primarily comprised of production and media costs that have been incurred but have not yet been billed to clients, as well as fees that have been earned which have not yet been billed to clients. Unbilled amounts are presented in expenditures billable to clients regardless of whether they relate to our fees or production and media costs. A provision is made for unrecoverable costs as deemed appropriate.

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

Dividends received from our investments in unconsolidated affiliated companies were $5.4, $3.1 and $4.4 in 2008, 2007 and 2006, respectively, and reduced the carrying values of the related investments.

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Furniture and equipment are depreciated generally using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years for furniture, equipment and computer software costs, 10 to 35 years for buildings and the shorter of the useful life or the remaining lease term for leasehold improvements. The total depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $158.9, $168.7 and $167.4, respectively.

Goodwill and Other Intangible Assets

We account for our business combinations using the purchase accounting method. The total costs of the acquisitions are allocated to the underlying net assets, based on their respective estimated fair values and the remainder allocated to goodwill and other intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

future cash inflows and outflows, discount rates, asset lives and market multiples. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible assets as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.

We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 16 reporting units subject to the 2008 annual impairment testing that are either entities at the operating segment level or one level below the operating segment level.

We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Intangible assets with definite lives subject to amortization are amortized on a straight-line basis with estimated useful lives generally between 7 and 15 years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations.

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), specifies a two-step process for goodwill impairment testing and measuring the magnitude of any impairment. The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value, including goodwill. The sum of the fair values of all our reporting units is reconciled to our current market capitalization plus an estimated control premium. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired, and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the impairment test is failed and the magnitude of any goodwill impairment is determined under the second step, which is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.

The fair value of a reporting unit for 2008 is estimated using the income approach, which incorporates the use of the discounted cash flow method. In prior years, we have used a combination of the income approach and the market approach, which incorporates the use of earnings and revenue multiples based on market data. However, due to the deterioration and extreme volatility of the credit markets in the latter part of 2008, we determined the market approach was not appropriate. Therefore, we used only the income approach to determine the fair value of our reporting units in 2008.

Foreign Currencies

As the functional currency of our foreign operations is generally the local currency our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date for assets and liabilities and average exchange rates during the period presented for revenues and expenses. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss), which is a component of stockholders’ equity. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in office and general expenses.

Notes to Consolidated Financial Statements—(Continued)

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

Earnings (Loss) Per Share

In periods when we generate income, we calculate basic earnings per share (“EPS”) using the two-class method, pursuant to EITF Issue No. 03-6, Participating Securities and the Two-Class Method under SFAS Statement No. 128 (“EITF 03-6”). The two-class method is required as our 4.50% Convertible Senior Notes qualify as participating securities, having the right to receive dividends or dividend equivalents should dividends be declared on common stock. Under this method, earnings for the period (after deduction for contractual preferred stock dividends) are allocated on a pro-rata basis to the common stockholders and to the holders of participating securities based on their right to receive dividends. We do not use the two-class method in periods when we generate a loss as the holders of the 4.50% Convertible Notes do not participate in losses.

Diluted earnings (loss) per share reflect the potential dilution that would occur if certain potentially dilutive securities or debt obligations were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance of the potentially dilutive instrument, if later), and the incremental shares are included using the treasury stock or “if-converted” method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise and, as it relates to stock-based compensation, the amount of compensation cost attributed to future service not yet recognized and any tax benefits credited to additional paid-in-capital related to the exercise. These proceeds are then assumed to be used by us to purchase common stock at the average market price of our stock during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.

Pension and Postretirement Benefits

We have pension and postretirement benefit plans covering certain domestic and international employees. We use various actuarial methods and assumptions in determining our pension and postretirement benefit costs and obligations, including the discount rate used to determine the present value of future benefits, expected long-term rate of return on plan assets and healthcare cost trend rates. SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”) requires, among other things, balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Under SFAS 123R, the compensation expense recognized beginning January 1, 2006 includes compensation expense for (i) all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (ii) all stock-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense is generally recognized ratably over the requisite service period, net of estimated forfeitures.

Note 2:    Restructuring and Other Reorganization-Related Charges

The components of restructuring and other reorganization-related charges consist of the following:

	Years ended December 31,
	2008	2007	2006
Restructuring charges:
Lease termination and other exit costs	$5.2	$(0.4)	$1.5
Severance and termination costs	0.6	13.8	—

	5.8	13.4	1.5
Other reorganization-related charges	11.3	12.5	33.0

Total	$17.1	$25.9	$34.5

Restructuring Charges

Restructuring charges relate to the 2003 and 2001 restructuring programs and a restructuring program entered into at Lowe Worldwide (“Lowe”) during the third quarter of 2007. Included in these net charges are adjustments primarily resulting from severance and termination costs and accelerated leasehold amortization for the 2007 program at Lowe and changes in management’s estimates relating to sublease rental income assumptions and prior severance and termination related actions.

The 2007 program was initiated to realign resources with our strategic business objectives within Lowe as a result of changes in the business environment. The 2003 program was initiated in response to softness in demand for advertising and marketing services. The 2001 program was initiated following the acquisition of True North Communications Inc. and was designed to integrate the acquisition and improve productivity. Since their inception, total net charges for the 2007, 2003 and 2001 programs were $23.4, $222.2 and $640.3, respectively. Substantially all activities under the 2007, 2003 and 2001 programs have been completed.

Net restructuring charges for the year ended December 31, 2008 was comprised of net charges of $4.2 at Integrated Agency Networks (“IAN”) and $1.6 at Constituency Management Group (“CMG”). Net restructuring charges for the year ended December 31, 2007 was comprised of net charges of $14.5 at IAN, partially offset by net reversals of $1.1 at CMG. For the year ended December 31, 2006 net restructuring charges consisted of net charges of $1.5 at CMG.

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

A summary of the remaining liability for the 2007, 2003 and 2001 restructuring programs is as follows:

	2007 Program	2003 Program	2001 Program	Total
Liability at December 31, 2006	$—	$12.6	$19.2	$31.8
Net charges (reversals) and adjustments	19.1	(0.5)	(5.2)	13.4
Payments and other[1]	(7.2)	(3.1)	(5.3)	(15.6)

Liability at December 31, 2007	$11.9	$9.0	$8.7	$29.6

Net charges and adjustments	4.3	0.8	0.7	5.8
Payments and other[1]	(15.0)	(4.1)	(3.5)	(22.6)

Liability at December 31, 2008	$1.2	$5.7	$5.9	$12.8

[1]	Includes amounts representing adjustments to the liability for changes in foreign currency exchange rates.

Other Reorganization-Related Charges

Other reorganization-related charges relate to our realignment of our media businesses into a newly created management entity called Mediabrands and the 2006 merger of Draft Worldwide and Foote, Cone and Belding Worldwide to create Draftfcb. Charges related to severance and terminations costs and lease termination and other exit costs. We expect charges associated with Mediabrands to be completed during the first half of 2009. Charges related to the creation of Draftfcb in 2006 are complete. The charges were separated from the rest of our operating expenses within the Consolidated Statements of Operations because they did not result from charges that occurred in the normal course of business.

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Note 3:    Earnings (Loss) Per Share

Earnings (loss) per basic common share equals net income (loss) applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share equals net income (loss) applicable to common stockholders adjusted to exclude, if dilutive, preferred stock dividends, allocation to participating securities and interest expense related to potentially dilutive securities calculated using the effective interest rate, divided by the weighted average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued. The following sets forth basic and diluted earnings (loss) per common share applicable to common stock:

	Years ended December 31,
	2008	2007	2006
Income (loss) from continuing operations	$295.0	$167.6	$(36.7)
Less: Preferred stock dividends	27.6	27.6	47.6
Allocation to participating securities[1]	2.2	8.7	—

Continuing income (loss) applicable to common stockholders — basic	265.2	131.3	(84.3)
Add: Effect of dilutive securities
Interest on 4.25% Convertible Senior Notes	1.4	1.4	—
Interest on 4.75% Convertible Senior Notes	4.0	0.5	—

Continuing income (loss) applicable to common stockholders — diluted	$270.6	$133.2	$(84.3)

Income from discontinued operations, net of tax	—	—	5.0
Net income (loss) applicable to common stockholders — basic	$265.2	$131.3	$(79.3)
Net income (loss) applicable to common stockholders — diluted	$270.6	$133.2	$(79.3)

Weighted-average number of common shares outstanding — basic	461.5	457.7	428.1
Effect of dilutive securities:
Restricted stock and stock options	8.5	7.7	—
ELF Warrants — Capped (See Note 9)	—	3.5	—
4.25% Convertible Senior Notes	32.2	32.2	—
4.75% Convertible Senior Notes	16.1	2.0	—

Weighted-average number of common shares outstanding — diluted	518.3	503.1	428.1

Earnings (loss) per share from continuing operations	$0.57	$0.29	$(0.20)
Earnings per share from discontinued operations	—	—	0.01

Earnings (loss) per share — basic	$0.57	$0.29	$(0.19)

Earnings (loss) per share from continuing operations	$0.52	$0.26	$(0.20)
Earnings per share from discontinued operations	—	—	0.01

Earnings (loss) per share — diluted	$0.52	$0.26	$(0.19)

[1]

Pursuant to EITF 03-6, net income for purposes of calculating basic earnings per share is adjusted based on an earnings allocation formula that attributes earnings to participating securities and common stock according to dividends declared and participation rights in undistributed earnings. Our 4.50% Convertible Senior Notes are considered participating securities and for 2006 these securities have no impact on our net loss applicable to common stockholders since these securities do not participate in our losses.

Basic and diluted shares outstanding and loss per share are equal for the year ended December 31, 2006 because our potentially dilutive securities are antidilutive as a result of the net loss applicable to common stockholders.

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

The following table presents the potential shares excluded from diluted earnings (loss) per share because the effect of including these potential shares would be antidilutive:

	Years ended December 31,
	2008	2007	2006
Stock Options and Non-vested Restricted Stock Awards	—	—	5.5
4.25% Convertible Senior Notes	—	—	4.1
4.50% Convertible Senior Notes	3.9	30.2	60.3
Series A Mandatory Convertible Preferred Stock	—	—	26.5
Series B Cumulative Convertible Perpetual Preferred Stock	38.4	38.4	38.4

Total	42.3	68.6	134.8

Securities excluded from the diluted earnings (loss) per share calculation because the exercise price was greater than the average market price:
Stock Options[1]	24.7	22.4	26.3
Warrants [2]	67.9	38.8	37.4

[1]

These options are outstanding at the end of the respective year. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury stock method would reduce this amount.

[2]

The potential dilutive impact of the warrants is based upon the difference between the market price of one share of our common stock and the stated exercise prices of the warrants. See Note 9 for further discussion.

Note 4:    Acquisitions and Dispositions

Acquisitions

We continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings and to expand our presence in high-growth markets. The majority of our acquisitions include an initial payment at the time of closing and provide for additional contingent purchase price payments over a specified time. The contingent purchase price payments are recorded in the financial statements as an increase to goodwill and other intangible assets once the terms and conditions of the contingent acquisition obligations have been met and the consideration is determinable and distributable, or expensed as compensation in our Consolidated Statements of Operations based on the acquisition agreement and the terms and conditions of employment for the former owners of the acquired businesses. See Note 16 for further discussion.

During 2008, we completed ten acquisitions, of which the most significant were: a) the remaining interests in an entertainment-marketing agency in North America in which we previously held a 40% interest, b) a digital advertising and communications agency in the United Kingdom, c) a marketing services agency in France, d) a 51% interest in a digital marketing agency in North America, and e) an additional 31.1% interest in a full-service advertising agency in the Middle East which increases our total interest in that agency to 51%. Total cash paid for our 2008 acquisitions was $107.2, and we have accrued an additional $51.7 for known deferred payments, primarily related to our acquisition in the Middle East. Of our 2008 acquisitions, nine are included in the IAN operating segment and one is included in the CMG operating segment.

For companies acquired during 2008, we made estimates of the fair values of the assets and liabilities for consolidation. The purchase price in excess of the estimated fair value of the tangible net assets acquired was allocated to goodwill and identifiable intangible assets. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible assets, as the principal asset we typically acquire is creative talent. As a result, a substantial portion of

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

the purchase price of these acquisitions is allocated to goodwill and other identifiable intangible assets (approximately $168.0, which includes purchase price adjustments). The purchase price allocations for our acquisitions are substantially complete; certain of these allocations, however, are based on estimates and assumptions and are subject to change. The final determination of the estimated fair value of the acquired net assets will be completed as soon as possible, but no later than one year from the acquisition date.

During 2007, we made eight acquisitions, of which the most significant were: a) a full-service advertising agency in Latin America, b) Reprise Media, a full-service search engine marketing firm in North America, c) the remaining interests in two full-service advertising agencies in India in which we previously held 49% and 51% interests, d) a professional healthcare services business in the U.K., and e) a branded entertainment business in the U.S. Total cash paid for our 2007 acquisitions was $140.4 and a substantial portion of this consideration has been allocated to goodwill and identifiable intangible assets. All acquisitions during 2007 are included in the IAN operating segment.

Pro forma information, as required by SFAS No. 141, Business Combinations, related to our 2008 and 2007 acquisitions are not presented because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not significant. We did not complete any acquisitions during 2006.

Cash paid and stock issued for acquisitions are comprised of: (i) initial acquisition payments; (ii) contingent payments as described above; (iii) further investments in companies in which we already have an ownership interest; and (iv) other payments related to loan notes and guaranteed deferred payments that have been previously recognized on the Consolidated Balance Sheets.

The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We made stock payments related to acquisitions initiated in prior years of $1.0, $0.3 and $11.3 during 2008, 2007 and 2006, respectively. Details of cash paid for current and prior years’ acquisitions are as follows:

	Years ended December 31,
	2008	2007	2006
Cash paid for current year acquisitions:
Cost of investment	$104.2	$139.7	$—
Compensation expense — related payments	3.0	0.7	—
Cash paid for prior year acquisitions:
Cost of investment	23.9	16.1	15.1
Compensation expense — related payments	—	1.4	7.8
Less: cash acquired	(22.1)	(4.4)	—

Total cash paid for acquisitions	$109.0	$153.5	$22.9

In addition, in 2007, we acquired $8.1 of marketable securities held by one of our acquisitions.

Dispositions

In connection with the sale of our NFO World Group Inc. (“NFO”) operations in the fourth quarter of 2003, we established reserves for certain income tax contingencies with respect to the determination of our tax basis in NFO for income tax purposes at the time of the disposition of NFO. During the third quarter of 2006 we finalized the tax basis of our investment and we determined that the remaining reserve of $5.0 should be reversed as the related contingency is no longer considered probable. This was reversed through income from discontinued operations for the year ended December 31, 2006.

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Note 5:    Supplementary Data

Valuation and Qualifying Accounts — Allowance for uncollectible accounts receivable

	Years ended December 31,
	2008	2007	2006
Balance at beginning of period	$61.8	$81.3	$105.5
Charges (reversals) to costs and expenses	17.0	(3.6)	1.2
Charges to other accounts[1]	7.4	3.9	0.2
Deductions:
Dispositions	(0.2)	(0.5)	(5.3)
Uncollectible accounts written off	(17.1)	(24.3)	(25.4)
Foreign currency translation adjustment	(5.0)	5.0	5.1

Balance at end of period	$63.9	$61.8	$81.3

[1]	Amounts relate to allowance for doubtful accounts of acquired and newly consolidated companies, miscellaneous other amounts and reclassifications.

Furniture, Equipment and Leasehold Improvements

	December 31,
	2008	2007
Furniture and equipment	$915.7	$983.2
Leasehold improvements	590.9	599.7
Land and buildings	110.7	126.1

	1,617.3	1,709.0
Less: accumulated depreciation	(1,055.8)	(1,089.0)

	$561.5	$620.0

Accrued Liabilities

	December 31,
	2008	2007
Media and production expenses	$1,708.3	$1,943.5
Salaries, benefits and related expenses	466.5	471.9
Office and related expenses	69.6	90.9
Professional fees	24.7	27.7
Restructuring and other reorganization-related	10.0	30.1
Interest	30.6	33.8
Acquisition obligations	53.9	5.4
Other	158.0	87.9

Total	$2,521.6	$2,691.2

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

2004 Restatement Liabilities

As part of the 2004 Restatement, we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. A portion of the decline for 2008 is also attributable to favorable foreign currency effects. Also as part of the 2004 Restatement, we recognized liabilities related to internal investigations and international compensation arrangements. A summary of these liabilities and the vendor discounts and credits liabilities is as follows:

	December 31,
	2008	2007
Vendor discounts and credits	$126.0	$165.5
Internal investigations (includes asset reserves)	2.2	8.2
International compensation arrangements	5.8	10.9

Total	$134.0	$184.6

Other Income (Expense)

	Years ended December 31,
	2008	2007	2006
Loss on early extinguishment of debt	$—	$(12.5)	$(80.8)
(Losses) gains on sales of businesses and investments	(3.1)	(9.4)	44.2
Vendor discount and credit adjustments	20.7	24.3	28.2
Litigation settlement	(12.0)	2.8	—
Investment impairments	(2.9)	(6.2)	(0.3)
Other income	0.4	9.5	3.1

Total	$3.1	$8.5	$(5.6)

Loss on Early Extinguishment of Debt — Non-cash charges related to the extinguishment of $200.0 of our 4.50% Convertible Senior Notes in 2007 and $400.0 of our 4.50% Convertible Senior Notes in 2006. For additional information see Note 8.

Sale of Businesses and Investments — Primarily includes realized gains and losses relating to the sales of businesses, cumulative translation adjustment balances from the liquidation of entities, and sales of marketable securities and investments in publicly traded and privately held companies in our Rabbi Trusts. Losses in 2007 primarily related to the sale of several businesses within Draftfcb for a loss of $9.3 and charges at Lowe of $7.8 as a result of the realization of cumulative translation adjustment balances from the liquidation of several businesses. Gains in 2006 primarily related to a net gain of $20.9 from the sale of an investment located in Asia Pacific and the sale of our remaining ownership interest in an agency within Lowe. We also sold our interest in a German advertising agency and recognized its remaining cumulative translation adjustment balance, which resulted in a non-cash benefit of $17.0.

Vendor Discount and Credit Adjustments — We are in the process of settling our liabilities related to vendor discounts and credits established during the 2004 Restatement. Amounts included in other income (expense) reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Litigation Settlement — During May 2008, the SEC concluded its investigation that began in 2002 into our financial reporting practices, resulting in a settlement charge of $12.0.

Investment Impairments — In 2007 we realized an other-than-temporary charge of $5.8 relating to a $12.5 investment in auction rate securities, representing our total investment in auction rate securities. For additional information see Note 15.

Note 6:    Intangible Assets

Goodwill

Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill by segment for the years ended December 31, 2008 and 2007 are as follows:

	IAN	CMG	Total
Balance as of December 31, 2006	$2,632.5	$435.3	$3,067.8
Current year acquisitions	86.0	—	86.0
Contingent and deferred payments for prior acquisitions	4.7	3.7	8.4
Amounts allocated to business dispositions	(5.7)	—	(5.7)
Other (primarily foreign currency translation)	72.2	2.9	75.1

Balance as of December 31, 2007	2,789.7	441.9	3,231.6

Current year acquisitions	99.5	1.8	101.3
Contingent and deferred payments for prior acquisitions	28.9	1.1	30.0
Amounts allocated to business dispositions	(0.4)	—	(0.4)
Other (primarily foreign currency translation)	(127.7)	(13.9)	(141.6)

Balance as of December 31, 2008	$2,790.0	$430.9	$3,220.9

During the latter part of the fourth quarter of 2008 our stock price declined significantly after our annual impairment review as of October 1, 2008, and our market capitalization was less than our book value as of December 31, 2008. We considered whether there were any events or circumstances indicative of a triggering event and determined that the decline in stock price during the fourth quarter was an event that would “more likely than not” reduce the fair value of our individual reporting units below their book value, requiring us to perform an interim impairment test for goodwill at the reporting unit level. Based on the interim impairment test conducted, we concluded that there was no impairment of our goodwill as of December 31, 2008. We will continue to monitor our stock price as it relates to the reconciliation of our market capitalization and the fair values of our individual reporting units throughout 2009.

During our annual impairment reviews as of October 1, 2006 our discounted future operating cash flow projections at one of our domestic advertising reporting units indicated that the implied fair value of the goodwill at this reporting unit was less than its book value, primarily due to client losses, resulting in a goodwill impairment charge of $27.2 in 2006 in our IAN segment.

Other Intangible Assets

Included in other intangible assets are assets with indefinite lives not subject to amortization and assets with definite lives subject to amortization. Other intangible assets include non-compete agreements, license costs, trade names and customer lists. Intangible assets with definitive lives subject to amortization are amortized on a

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

straight-line basis with estimated useful lives generally between 7 and 15 years. Amortization expense for other intangible assets for the years ended December 31, 2008, 2007 and 2006 was $14.4, $8.5 and $6.2, respectively. Expected annual amortization expense of other intangible assets for the next five years is as follows: $18.2 in 2009, $16.6 in 2010, $15.0 in 2011, $13.7 in 2012 and $11.8 in 2013. The following table provides a summary of other intangible assets, which are included in other assets on our Consolidated Balance Sheets:

	December 31,
	2008			2007
	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Customer list	$122.5	$(41.0)	$81.5	$66.2	$(27.9)	$38.3
Trade names	33.2	(5.9)	27.3	23.3	(3.8)	19.5
Other	16.5	(3.2)	13.3	23.7	(11.5)	12.2

Note 7:    Provision for Income Taxes

The components of income (loss) from continuing operations before provision for income taxes, equity earnings, and minority interest expense are as follows:

	Years ended December 31,
	2008	2007	2006
Domestic	$241.3	$112.6	$(103.5)
Foreign	230.2	123.1	98.5

Total	$471.5	$235.7	$(5.0)

The provision for income taxes on continuing operations consists of:

	Years ended December 31,
	2008	2007	2006
Federal income taxes (including foreign withholding taxes):
Current	$19.7	$13.8	$(0.7)
Deferred	78.8	(42.0)	(14.8)

	98.5	(28.2)	(15.5)

State and local income taxes:
Current	17.8	15.1	14.8
Deferred	13.1	11.3	(24.8)

	30.9	26.4	(10.0)

Foreign income taxes:
Current	67.2	52.4	62.5
Deferred	(40.0)	8.3	(18.3)

	27.2	60.7	44.2

Total	$156.6	$58.9	$18.7

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

A reconciliation of the effective income tax rate on continuing operations before equity earnings and minority interest expense as reflected in the Consolidated Statements of Operations to the U.S. federal statutory income tax rate is as follows:

	Years ended December 31,
	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Federal income tax provision (benefit) at statutory rate	$165.0	$82.5	$(1.8)

State and local income taxes, net of federal income tax benefit	20.1	17.2	(6.5)
Impact of foreign operations, including withholding taxes	(0.9)	44.3	56.7
Change in net valuation allowance[1]	(48.0)	(22.3)	(29.6)
Goodwill and other long-lived asset impairment charges	0.4	(0.3)	3.8
Increases (decreases) in unrecognized tax benefits, net	11.8	(73.6)	(9.7)
Restricted stock	4.0	6.7	5.3
Capital (losses) gains	(1.5)	(5.5)	(5.6)
Other	5.7	9.9	6.1

Provision for income taxes	$156.6	$58.9	$18.7

Effective tax rate on operations	33.2%	25.0%	(374.0%)

[1]	Reflects changes in valuation allowance that impacted the effective tax rate for each year presented.

In 2008, our effective tax rate was negatively impacted by losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances, the non-deductible SEC settlement provision and additional net tax reserves for uncertain tax positions. Our effective tax rate was positively impacted in 2008 by the utilization of tax loss carryforwards against taxable profits and by the net reversal of certain valuation allowances in jurisdictions where entities have demonstrated a sustained period of profitability and future projections indicate that the trend will continue. Due to tax law and other changes in certain U.S. states, we recognized tax benefits of $9.3 which also impacted the effective tax rate.

The components of deferred tax assets consist of the following items:

	December 31,
	2008	2007
Postretirement/post-employment benefits	$35.1	$38.8
Deferred compensation	189.5	184.2
Pension costs	35.3	27.4
Basis differences in fixed assets	57.6	68.6
Rent	17.1	19.6
Interest	66.7	44.6
Accruals and reserves	74.1	78.4
Allowance for doubtful accounts	10.5	13.1
Basis differences in intangible assets	(204.9)	(153.6)
Investments in equity securities	15.5	14.0
Tax loss/tax credit carry forwards	532.1	649.1
Restructuring and other reorganization-related costs	5.9	6.7
Other	51.5	47.7

Total deferred tax assets, net	886.0	1,038.6
Valuation allowance	(379.5)	(481.6)

Net deferred tax assets	$506.5	$557.0

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

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

	Years ended December 31,
	2008	2007	2006
Balance at beginning of period	$481.6	$504.0	$501.0
(Reversed) charged to costs and expenses	(68.1)	(49.0)	63.6
(Reversed) charged to gross tax assets and other accounts	(34.0)	26.6	(60.6)

Balance at end of period	$379.5	$481.6	$504.0

In 2008, amounts reversed to costs and expenses primarily relate to the reversal of valuation allowances in the UK, Spain and Germany where we believe that it is more likely than not that the corresponding tax losses will be utilized, based on sufficient positive evidence in the form of sustained profitability and projected taxable income. We believe we have appropriately considered the current economic climate in relying on the level of projected taxable income. Amounts reversed to gross tax assets and other accounts relate primarily to the effect of foreign currency translation.

In 2007, amounts reversed to costs and expenses primarily relate to a reversal from the write-down of deferred tax assets in certain jurisdictions with existing valuation allowances due to tax law changes. The remainder relates to reversals of valuation allowances in various countries where we believe that it is now more likely than not that tax loss carryforwards will be utilized. Amounts charged to gross tax assets and other accounts relate primarily to the effect of foreign currency translation.

The change during 2006 in the deferred tax valuation allowance relates to uncertainties regarding future utilization of tax loss carryforwards, offset primarily by reversals of $45.0 of valuation allowances in two European countries where we believed that it was more likely than not that the corresponding tax loss carryforwards will be utilized. In addition, we believed that it was more likely than not that approximately $29.0 of U.S. capital loss carryforwards and $17.0 of foreign tax credits would not be utilized. We also wrote off previously reserved deferred tax assets that were deemed to be permanently unrealizable due to the expiration of tax loss carryforwards and sales of certain businesses.

As of December 31, 2008, there are $68.1 of tax credit carryforwards with expiration periods beginning in 2009 and ending in 2013. There are also $1,401.6 of loss carryforwards, of which $397.7 are U.S. capital and tax loss carryforwards that expire in the years 2009 through 2026. The remaining $1,003.9 are non-U.S. tax loss carryforwards of which $742.9 have unlimited carryforward periods and $261.0 have expiration periods from 2009 through 2028.

As of December 31, 2008 and December 31, 2007, we had $1,561.0 and $1,260.6, respectively, of undistributed earnings attributable to foreign subsidiaries. It is our intention to permanently reinvest undistributed earnings of our foreign subsidiaries. We have not provided deferred U.S. income taxes or foreign

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are permanently reinvested outside the U.S. It is not practicable to determine the amount of unrecognized deferred tax liability associated with these temporary differences.

Pursuant to the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the following table summarizes the activity related to our unrecognized tax benefits:

	2008	2007
Balance at beginning of period	$134.8	$266.9
Increases as a result of tax positions taken during a prior year	22.8	7.9
Decreases as a result of tax positions taken during a prior year	(21.3)	(156.3)
Settlements with taxing authorities	(4.5)	(1.0)
Lapse of statutes of limitation	(1.7)	(2.4)
Increases as a result of tax positions taken during the current year	18.7	19.7

Balance at end of period	$148.8	$134.8

Included in the total amount of unrecognized tax benefits of $148.8 as of December 31, 2008, is $131.8 of tax benefits that, if recognized, would impact the effective tax rate and $17.1 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. The total amount of accrued interest and penalties as of December 31, 2008 and 2007 is $33.5 and $33.6, of which $0.7 and $9.2 is included in the 2008 and 2007 Consolidated Statement of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in the Consolidated Statements of Operations. We have not elected to change this classification with the adoption of FIN 48.

With respect to all tax years open to examination by U.S. federal and various state, local, and non-U.S. tax authorities, we currently anticipate that the total unrecognized tax benefits will decrease by an amount between $45.0 and $55.0 in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitation. This net decrease is related to various items of income and expense, including transfer pricing adjustments and restatement adjustments. For this purpose, we expect to complete our discussions with the IRS appeals division regarding the years 1997 through 2004 within the next twelve months. We also expect to effectively settle, within the next twelve months, various uncertainties for 2005 and 2006.

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

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

We are effectively settled with respect to U.S. income tax audits for years prior to 2005. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 1999, or non-U.S. income tax audits for years prior to 2000.

On February 17th, the American Recovery and Reinvestment Act of 2009 was signed into law. We are currently reviewing its tax provisions to determine the potential impact. Based on our preliminary review, we do not anticipate that the act will have an adverse impact on our income tax accounts.

Note 8:    Debt and Credit Arrangements

Long-Term Debt

A summary of the carrying amounts and fair values of our long-term debt is as follows:

		December 31,
		2008		2007
	Effective Interest Rate[1]	Book Value	Fair Value	Book Value	Fair Value
5.40% Senior Unsecured Notes due 2009 (less unamortized discount of $0.1)	5.43%	$249.9	$230.0	$249.9	$238.8
Floating Rate Senior Unsecured Notes due 2010 (less unamortized discount of $4.9)	8.65%	245.1	225.0	242.5	235.0
7.25% Senior Unsecured Notes due 2011	7.25%	501.8	315.0	499.5	475.0
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.6)	6.29%	350.2	185.5	350.2	290.5
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $9.5)	3.50%	209.5	137.4	211.7	204.2
4.50% Convertible Senior Notes due 2023	4.50%	8.7	5.7	200.0	202.2
4.25% Convertible Senior Notes due 2023 (plus unamortized premium of $46.3)	0.58%	446.3	288.0	460.7	404.8
Other notes payable and capitalized leases		29.4		38.8

Total long-term debt		2,040.9		2,253.3
Less: current portion[2]		254.0		209.2

Long-term debt, excluding current portion		$1,786.9		$2,044.1

Annual maturities are scheduled as follows based on the book value as of December 31, 2008:

2009[2]	$254.0
2010	247.3
2011	503.2
2012[3]	0.8
2013[4]	20.7
Thereafter	1,014.9

Total long-term debt	$2,040.9

[1]	Excludes the effect of related gains/losses on interest rate swaps.

[2]	On November 15, 2009 our 5.40% Senior Unsecured Notes mature, so we have included these Notes in short-term debt on our 2008 Consolidated Balance Sheet.

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

[3]	Holders of our 4.25% Convertible Senior Notes may require us to repurchase their Notes for cash at par in March 2012.

[4]	Holders of our 4.75% and 4.50% Convertible Senior Notes may require us to repurchase their Notes for cash, stock or a combination, at our election, at par in March 2013.

For those Notes that have a premium or discount, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the Notes, if applicable. A premium would result in a decrease to interest expense and a discount would result in an increase to interest expense in future periods. We also have recorded debt issuance costs related to certain financing transactions in other assets of our Consolidated Balance Sheets, which are also amortized through interest expense. As of December 31, 2008, we had $32.8 of debt issuance costs.

Debt Transactions

Interest Rate Swap

In June 2008, we entered into an interest rate swap agreement related to $125.0 in notional amount of our 7.25% Senior Unsecured Notes due 2011 (the “7.25% Notes”), which we subsequently terminated in September 2008. We will receive a total of approximately $3.0 in cash to be paid in equal semi-annual installments and a gain of $2.4 will be amortized as a reduction to interest expense over the remaining term of the 7.25% Notes, resulting in an effective interest rate of 7.1% per annum.

Convertible Senior Notes

In March 2008, holders required us to repurchase approximately $191.0 of our 4.50% Convertible Senior Notes due 2023 (the “4.50% Notes”), pursuant to the terms of the 4.50% Notes. We funded the repurchase from available cash. We can redeem the remaining $8.7 of 4.50% Notes for cash on or after September 15, 2009. The 4.50% Notes were initially issued in March 2003 in an aggregate principal amount of $800.0, but in November 2006 we exchanged $400.0 of 4.50% Notes for the same aggregate principal amount of our 4.25% Convertible Senior Notes due 2023.

In November 2007, we exchanged a further $200.0 of our 4.50% Notes for $200.0 aggregate principal amount of 4.75% Convertible Senior Notes due 2023 (the “4.75% Notes”). In accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue No. 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, this exchange was treated as an extinguishment of the 4.50% Notes and an issuance of 4.75% Notes for accounting purposes because the fair value of the embedded conversion option under the terms of the original instrument was substantially different from that of the new instrument. As a result, the 4.75% Notes were reflected on our Consolidated Balance Sheet at their fair value at issuance, or $212.0. We recorded a non-cash charge in the fourth quarter of 2007 of $12.0 reflecting the difference between the fair value of the new debt and the carrying value of the 4.50% Notes exchanged. The difference between the fair value and carrying value will be amortized through March 15, 2013, which is the first date holders may require us to repurchase the 4.75% Notes.

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

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Our Convertible Notes are convertible at any time if the average price of our common stock for 20 trading days immediately preceding the conversion date is greater than or equal to a specified percentage of the conversion price; this percentage was equal to 117.5% in 2008 and declines 0.5% each year until it reaches 110% at maturity. Each series of our Convertible Notes is also convertible, regardless of the price of our common stock, if: (i) we call that series of Convertible Notes for redemption; (ii) we make specified distributions to shareholders; (iii) we become a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities); or (iv) the credit ratings assigned to that series of Convertible Notes by any two of Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are lower than Ba2, BB and BB, respectively, or that series of Convertible Notes is no longer rated by at least two of these ratings services. Because of our current credit ratings, all of our Convertible Notes are currently convertible. As a result of certain conversion features our Convertible Notes contain embedded derivatives whose fair values as of December 31, 2008 are negligible. Our 4.25% and 4.75% Notes are also convertible, whether or not the above conditions are met, from February 15 to March 15, 2023.

Repurchase / Redemption Options

Holders of our Convertible Notes may require us to repurchase the Convertible Notes on certain dates for cash only, and on other dates for cash or our common stock or a combination of cash and common stock, at our election. Additionally, investors may require us to repurchase our Convertible Notes in the event of certain change of control events that occur prior to certain dates, for cash or our common stock or a combination of cash and common stock, at our election. At our option, we may redeem our Convertible Notes on or at any time after certain dates for cash. The redemption price in each of these instances will be 100% of the principal amount of the Convertible Notes being redeemed, plus accrued and unpaid interest, if any. The following table details when the repurchase and redemption options occur for each of our Convertible Notes:

	4.25% Notes	4.50% Notes	4.75% Notes
Repurchase options
For cash	3/15/2012
For cash, common stock or combination	1) 3/15/2015	1) 3/15/2013	1) 3/15/2013
	2) 3/15/2018	2) 3/15/2018	2) 3/15/2018
Change of control events occurring prior to:	3/15/2012		3/15/2013
Redemption options
For cash	3/15/2012	9/15/2009	3/15/2013

Participating Security Features

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

Credit Arrangements

We have committed credit agreements and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2008 and 2007, there were no borrowings under our committed credit facilities. However, there were borrowings under the uncommitted facilities made by several of

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

our subsidiaries outside the U.S. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities as of December 31, 2008 and 2007 was approximately 3% and 5%, respectively. A summary of our credit facilities is as follows:

	December 31,
	2008				2007
	Total Facility	Amount Outstanding	Letters of Credit	Total Available	Total Facility	Amount Outstanding	Letters of Credit	Total Available
Committed
2006 Credit Agreement	$750.0	$—	$128.1	$621.9	$750.0	$—	$222.9	$527.1
2008 Credit Agreement	$335.0	$—	$—	$335.0	$—	$—	$—	$—

Uncommitted
Non-U.S.	$386.3	$78.8	$1.1	$306.4	$537.4	$95.9	$1.1	$440.4

We entered into a $750.0 Three-Year Credit Agreement, dated as of June 13, 2006 (the “2006 Credit Agreement”) as part of a transaction we refer to as the “ELF Financing.” Under the 2006 Credit Agreement, a special-purpose entity called ELF Special Financing Ltd. (“ELF”) acts as the lender and letter of credit issuer. ELF is obligated at our request to make cash advances to us and to issue letters of credit for our account, in an aggregate amount not to exceed $750.0 outstanding at any time. The aggregate face amount of letters of credit may not exceed $600.0 at any time. Our obligations under the 2006 Credit Agreement are unsecured. The 2006 Credit Agreement is a revolving facility expiring June 15, 2009, under which amounts borrowed may be repaid and borrowed again, and the aggregate available amount of letters of credit may decrease or increase, subject to the overall limit of $750.0 and the $600.0 limit on letters of credit. We are not subject to any financial or other material restrictive covenants under the 2006 Credit Agreement.

We pay commitment fees on the undrawn amount, less the letters of credit, under the 2006 Credit Agreement at 0.78% per annum, and we pay commissions of 0.78% per annum on the amounts available to be drawn under the letters of credit. In addition, we pay a facility fee equal to 0.15% per annum on the undrawn amount, including letters of credit, under the facility. If we draw under the facility, interest is payable on any outstanding advances at 3-month LIBOR plus 0.78% per annum.

ELF is a special-purpose entity incorporated in the Cayman Islands, in which we have no equity or other interest and which we do not consolidate for financial reporting purposes. In the ELF Financing, institutional investors purchased debt securities issued by ELF (the “ELF Notes”) and warrants issued by us (refer to Note 9). ELF received $750.0 in proceeds from these sales, which it used to purchase Aaa-rated liquid assets. It will hold the liquid assets pending any request for borrowing from us or any drawing on any letters of credit issued for our account under the 2006 Credit Agreement, which ELF will fund by selling liquid assets. We are not the issuer of the ELF Notes and are not party to the indenture governing the ELF Notes.

Under certain circumstances, including certain events of default involving us or occurring under the ELF Notes, the commitment to make advances and issue letters of credit under the 2006 Credit Agreement may be terminated by ELF, acting on instruction of the holders of the ELF Notes. We will be entitled, prior to any such termination, to make a borrowing of up to the entire available amount of the commitment under the 2006 Credit Agreement (regardless of whether our obligations under the 2006 Credit Agreement have been accelerated). Upon termination of the commitment, the holders of the ELF Notes will automatically receive interests in the outstanding loans in exchange for their ELF Notes. Thereafter we will not be able to borrow or reborrow

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

additional funds under the 2006 Credit Agreement, but the advances will remain outstanding as term loans maturing on June 15, 2009 (subject to the rights of the holders to accelerate the loans upon an event of default).

In July 2008 we entered into a $335.0 Three-Year Credit Agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement is a revolving facility expiring July 18, 2011, under which amounts borrowed by us or any of our subsidiaries designated under the 2008 Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $335.0 or the equivalent in other currencies, and the aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. The terms of the 2008 Credit Agreement allow us to increase the aggregate lending commitment to a maximum amount of $485.0 if lenders agree to the additional commitments. Our obligations under the 2008 Credit Agreement are unsecured.

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

The 2008 Credit Agreement includes covenants that, among other things, (i) limit our liens and the liens of our consolidated subsidiaries, (ii) restrict our payments for cash capital expenditures, acquisitions, common stock dividends, share repurchases and certain other purposes, and (iii) limit subsidiary debt. The 2008 Credit Agreement also contains financial covenants that require us to maintain, on a consolidated basis as of the end of each fiscal quarter beginning with the quarter ended September 30, 2008, (i) an interest coverage ratio (EBITDA to net interest expense plus cash dividends on convertible preferred stock) for the four quarters then ended of not less than 4.50 to 1, (ii) a leverage ratio (debt as of such date to EBITDA) for the four quarters then ended of not greater than 3.50 to 1 through December 31, 2008, 3.25 to 1 through December 31, 2009 and 3.00 to 1 thereafter, and (iii) minimum EBITDA for the four quarters then ended of not less than $600.0. The terms used in these ratios, including EBITDA, are subject to specific definitions set forth in the 2008 Credit Agreement. Under the definition in the 2008 Credit Agreement, EBITDA means operating income or loss plus depreciation expense, amortization expense, and other non-cash charges in an amount not to exceed $75.0 in any period of four fiscal quarters. As of December 31, 2008, we were in compliance with all applicable covenants.

Cash Poolings

We aggregate our net domestic cash position on a daily basis. Outside the U.S., we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash net of overdrafts under all of our pooling arrangements. As of December 31, 2008 and 2007 the amounts netted were $858.7 and $1,295.7, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Note 9:    Warrants

As part of the ELF Financing completed during the second quarter of 2006, we issued 67.9 warrants, consisting of 29.1 capped warrants (“Capped Warrants”) and 38.8 uncapped warrants (“Uncapped Warrants”). In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), we recorded $63.4 of deferred warrant cost in other assets, with the offset recorded to additional paid-in capital within stockholders’ equity. This amount is a non-cash transaction and represents the fair value of the warrants at the transaction close date estimated using the Black-Scholes option-pricing model, which requires reliance on variables including the price volatility of the underlying stock. The deferred warrant cost will be amortized through the exercise date of the warrants as issuance costs on a straight-line basis as a non-cash element of interest expense and $21.1 was amortized for both the 2008 and 2007 periods.

The stated exercise date of the warrants is June 15, 2009. Upon exercise of the warrants each warrant will entitle the warrant holder to receive an amount in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our option. The amount will be based, subject to customary adjustments, on the difference between the market price of one share of our common stock (calculated as the average share price over 30 trading days following expiration) and the stated exercise price of the warrant. For the Uncapped Warrants, the exercise price is $11.91 per warrant. For the Capped Warrants, the exercise price is $9.89 per warrant but the amount deliverable upon exercise is capped so a holder will not benefit from appreciation of the common stock above $12.36 per share. Concurrently with the issuance of the warrants described above, we entered into call spread transactions with four different counterparties to reduce the potential dilution or cash cost upon exercise of the Uncapped Warrants to the extent the market price for our common stock exceeds $11.91 per share. The four transactions cover an aggregate notional amount of 38.8 shares, equivalent to the full number of the Uncapped Warrants, and had an aggregate purchase price of $29.2. In accordance with EITF 00-19 the cost of the four transactions has been recorded as a reduction to additional paid-in capital within stockholders’ equity.

In accordance with EITF 03-6, the warrants are not considered securities with participation rights in earnings available to common stockholders due to the contingent nature of the exercise feature of these securities.

Note 10:    Convertible Preferred Stock

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

The terms of our Series B Preferred Stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on the Series B Preferred Stock have been or contemporaneously are declared and paid, or provision for the payment thereof has been made. We paid dividends of $27.6, or $52.50 per share, on our Series B Preferred Stock during 2008. Regular quarterly dividends, if declared, are $6.9, or $13.125 per

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

share. Dividends on each share of Series B Preferred Stock are payable quarterly in cash or, if certain conditions are met, in common stock, at our option, on January 15, April 15, July 15 and October 15 of each year. Dividends on our Series B Preferred Stock are cumulative from the date of issuance and are payable on each payment date to the extent that we have assets that are legally available to pay dividends and our Board of Directors or an authorized committee of our Board declares a dividend payable.

The terms of the Series B Preferred Stock include an embedded derivative instrument, the fair value of which as of December 31, 2008 and 2007 was negligible.

In accordance with EITF 03-6, the Series B Preferred Stock is not considered a security with participation rights in earnings available to common stockholders due to the contingent nature of the conversion feature of these securities.

Note 11:    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is reflected in the Consolidated Balance Sheets as follows:

	Years ended December 31,
	2008	2007
Foreign currency translation adjustment, net of tax	$(214.2)	$(53.0)
Unrealized holding (losses) gains on securities, net	(0.5)	2.2
Unrecognized losses, transition obligation and prior service cost, net	(103.8)	(67.8)

Accumulated other comprehensive loss, net of tax	$(318.5)	$(118.6)

Note 12:    Stock-Based Compensation

2006 Performance Incentive Plan

We issue stock and cash based incentive awards to our employees under a plan established by the Compensation Committee of the Board of Directors and approved by our shareholders. In May 2006, our shareholders approved the 2006 Performance Incentive Plan (the “2006 PIP”). Under the 2006 PIP, up to 6.0 shares of common stock may be used for granting stock options and stock appreciation rights and up to 33.0 shares of common stock may be used for granting performance-based awards and other stock-based awards. Subject to the terms of the 2006 PIP, additional awards may be granted from shares available for issuance under previous plans and in other limited circumstances. Only a certain number of shares are available for each type of award under the 2006 PIP, and there are limits on the number of shares that may be awarded to any one participant. The vesting period of awards granted is generally commensurate with the requisite service period. We generally issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards. We granted awards under the 2006 PIP for 2008, 2007 and 2006.

The following table summarizes stock-based compensation expense included in salaries and related expenses:

	Years ended December 31,
	2008	2007	2006
Stock-based compensation expense	$82.7	$85.9	$72.3
Tax benefit	32.0	33.1	24.4

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

In addition, stock-based compensation expense of $4.9 is included in other reorganization-related charges for the year ended December 31, 2006. Stock-based compensation expense included in other reorganization-related charges was negligible for the years ended December 31, 2008 and 2007.

Employee Stock Purchase Plans

The Interpublic Group of Companies Employee Stock Purchase Plan (2006) (the “2006 Plan”) became active April 1, 2007. Under the 2006 Plan, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period. The price an employee pays for a share of common stock under the 2006 Plan is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 15.0 shares are reserved for issuance under the 2006 Plan, of which 0.5 shares and 0.3 shares were issued during 2008 and 2007. Total compensation expense associated with the issued shares was $0.8 and $0.6 for the years ended December 31, 2008 and 2007, respectively.

Stock Options

Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date, are generally exercisable between two and four years from the grant date and expire ten years from the grant date (or earlier in the case of certain terminations of employment).

The following tables are a summary of stock option activity during 2008:

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)
Stock options outstanding as of January 1, 2008	28.3	$21.73
Granted	2.4	9.88
Exercised	—	—
Cancelled/expired	(5.4)	28.24
Forfeited	(0.5)	10.57

Stock options outstanding as of December 31, 2008	24.8	19.40	5.0
Stock options vested and expected to vest as of December 31, 2008	23.3	19.94	4.8
Stock options exercisable at December 31, 2008	17.3	23.29	3.6

	Options	Weighted- Average Grant Date Fair Value (per option)	Weighted- Average Remaining Contractual Term (in years)
Non-vested as of January 1, 2008	7.8	$4.73
Granted	2.4	4.07
Vested	(2.2)	4.92
Forfeited	(0.5)	4.71

Non-vested as of December 31, 2008	7.5	4.47	8.3

There were no stock options exercised in 2008, and there were 0.3 and 0.1 stock options exercised during 2007 and 2006, respectively. The total intrinsic value of stock options exercised during 2007 and 2006 was $0.9 and $0.2, respectively. Accordingly, the related excess tax benefit classified as an inflow on the Consolidated

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Statements of Cash Flows was $0.3 and $0.1 in 2007 and 2006, respectively. The cash received from the stock options exercised in 2007 and 2006 was $3.0 and $0.9, respectively. As of December 31, 2008 there was $24.3 of total unrecognized compensation expense related to non-vested stock options granted, which is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2008, the aggregate intrinsic value for stock options outstanding, vested and expected to vest, exercisable and non-vested is negligible.

We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and our results of operations could be materially impacted. The weighted-average option grant-date fair value during the years ended December 31, 2008, 2007 and 2006 was $4.07, $4.89, and $3.91, respectively.

The fair value of each option grant has been estimated with the following weighted-average assumptions:

	Years ended December 31,
	2008	2007	2006
Expected volatility[1]	36.6%	34.6%	38.9%
Expected term (years)[2]	6.1	6.0	5.9
Risk free interest rate[3]	3.5%	4.8%	5.1%
Expected dividend yield[4]	0.0%	0.0%	0.0%

[1]

The expected volatility for the years ended December 31, 2008, 2007 and 2006 used to estimate the fair value of stock options awarded is based on a blend of: (i) historical volatility of our common stock for periods equal to the expected term of our stock options and (ii) implied volatility of tradable forward put and call options to purchase and sell shares of our common stock.

[2]

The estimate of our expected term for the years ended December 31, 2008, 2007 and 2006 is based on the average of (i) an assumption that all outstanding options are exercised upon achieving their full vesting date and (ii) an assumption that all outstanding options will be exercised at the midpoint between the current date (i.e., the date awards have ratably vested through) and their full contractual term. In determining the estimate, we considered several factors, including the historical option exercise behavior of our employees and the terms and vesting periods of the options.

[3]	The risk free rate is determined using the implied yield currently available for zero-coupon U.S. government issuers with a remaining term equal to the expected term of the options.

[4]	No dividend yield was assumed because we currently do not pay cash dividends on our common stock and have no current plans to reinstate a dividend.

Incentive Awards

We grant other incentive awards such as stock-settled awards, cash-settled awards and performance-based awards (settled in cash or shares) to certain key employees. The number of shares or units received by an employee for performance-based awards depends on Company and/or individual performance against specific performance targets and could range from 0% to 200% of the target amount of shares originally granted. Incentive awards are subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The vesting period is generally three years. Upon completion of the vesting period for cash-settled awards, which include restricted stock units expected to be settled in cash, the grantee is entitled to receive a payment in cash or in shares of common stock based on the fair market value of the corresponding number of shares of common stock. No monetary consideration is paid by a recipient for any incentive award, and the fair value of the shares on the grant date is amortized over the vesting period, except for cash-settled awards where the quarterly-adjusted fair value based on our share price is amortized over the vesting period. The holders of cash-settled and performance-based awards have no ownership interest in the underlying shares of common stock until the awards vest and the shares of common stock are issued.

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Stock-based compensation awards expected to be settled in cash have been classified as liabilities in the Consolidated Balance Sheets as of December 31, 2008 and 2007.

	Years ended December 31,
	2008	2007	2006
Stock-Settled Awards:
Awards granted	6.4	5.0	5.3
Weighted-average grant-date fair value (per award)	$9.46	$11.68	$8.77
Total fair value of vested awards distributed	$31.1	$41.5	$11.0
Cash-Settled Awards:
Awards granted	1.3	0.9	2.2
Weighted-average grant-date fair value (per award)	$9.27	$11.44	$8.88
Total fair value of vested awards distributed	$9.2	$6.7	$0.2
Performance-Based Awards:
Awards granted	3.7	2.9	9.9
Weighted-average grant-date fair value (per award)	$9.49	$11.69	$9.68
Total fair value of vested awards distributed	$15.8	$1.4	$0.1

A summary of the activity of our non-vested stock-settled awards, cash-settled awards, and performance-based awards during 2008 is presented below (performance-based awards are shown at 100% of the shares originally granted):

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2008	12.6	$10.73	3.7	$10.33	13.3	$10.49
Granted	6.4	9.46	1.3	9.27	3.7	9.49
Vested	(3.3)	11.98	(0.9)	11.95	(1.6)	11.83
Forfeited	(1.1)	10.30	(0.5)	9.96	(1.5)	10.37

Non-vested as of December 31, 2008	14.6	$9.92	3.6	$9.59	13.9	$10.08
Total unrecognized compensation expense remaining	$72.3		$6.6		$26.8
Weighted-average years expected to be recognized over	1.6		1.4		1.7

Note 13:    Employee Benefits

Pension Plans

We have a defined benefit pension plan (“Domestic Plan”) that consists of approximately 4,300 participants and has been closed to new participants since March 31, 1998. Some of our agencies have additional domestic plans covering a total of approximately 300 employees and are also closed to new participants. We also have numerous plans outside the U.S., some of which are funded, while others provide payments at the time of retirement or termination under applicable labor laws or agreements. The Interpublic Pension Plan in the U.K. (“U.K. Pension Plan”) is a defined benefit plan and is the most material foreign pension plan in terms of the

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

benefit obligation and plan assets. Differences between the aggregate balance sheet amounts listed in the tables below and the totals reported in our Consolidated Balance Sheets and our Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) relate to the non-material foreign plans.

Postretirement Benefit Plans

Some of our domestic subsidiaries provide postretirement health benefits and postretirement life insurance to eligible employees and, in certain cases, their dependents. These plans consist of approximately 3,200 participants and are closed to new participants. Our postretirement health benefits plans are unfunded, and we pay claims as presented by the plans’ administrator. The postretirement life insurance plan is insured and we pay premiums to the plan administrator.

Net Periodic Cost

	Domestic Pension Plans			Foreign Pension Plans			Postretirement Benefit Plans
Years ended December 31,	2008	2007	2006	2008	2007	2006	2008	2007	2006
Service cost	$—	$—	$0.8	$13.3	$15.1	$17.5	$0.4	$0.5	$0.5
Interest cost	8.4	8.2	8.9	26.4	26.1	22.8	3.2	3.5	3.5
Expected return on plan assets	(10.4)	(10.3)	(9.3)	(23.9)	(24.0)	(19.8)	—	—	—
Curtailment gains	—	—	(0.1)	(0.4)	(0.1)	(2.3)	—	—	—
Settlement losses (gains)	0.1	—	—	(0.6)	(0.9)	0.5	—	—	—
Amortization of:
Transition obligation	—	—	—	—	0.1	0.2	0.2	0.2	0.1
Prior service cost (credit)	—	—	0.1	0.3	0.2	0.2	(0.1)	(0.1)	(0.1)
Unrecognized actuarial losses	5.7	6.8	7.0	0.7	2.8	6.5	—	0.9	0.7
Other	—	—	—	—	—	(0.2)	—	—	—

Net periodic cost	$3.8	$4.7	$7.4	$15.8	$19.3	$25.4	$3.7	$5.0	$4.7

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Pension and Postretirement Benefit Obligation

The change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the domestic pension plans, the principal foreign pension plans, and the postretirement benefit plans are as follows:

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
December 31,	2008	2007	2008	2007	2008	2007
Projected benefit obligation at January 1	$143.8	$156.4	$535.4	$508.4	$63.6	$69.9
Service cost	—	—	13.3	15.1	0.4	0.5
Interest cost	8.4	8.2	26.4	26.1	3.2	3.5
Benefits paid	(12.2)	(13.6)	(23.6)	(23.1)	(5.6)	(6.0)
Plan participant contributions	—	—	3.3	1.9	1.7	1.7
Plan amendments	—	—	—	1.7	—	—
Actuarial losses (gains)	1.3	(7.2)	(32.7)	(30.2)	(5.8)	(6.0)
Curtailments	—	—	(0.8)	(0.7)	—	—
Settlements	(0.8)	—	(5.7)	(4.9)	—	—
Business acquisitions and divestitures	—	—	—	1.6	—	—
Foreign currency effect	—	—	(97.3)	20.4	—	—
Other	—	—	(4.0)	19.1	—	—

Projected benefit obligation at December 31	$140.5	$143.8	$414.3	$535.4	$57.5	$63.6

Fair value of plan assets at January 1	$134.0	$133.1	$363.7	$312.7	$—	$—
Actual return on plan assets	(27.5)	14.5	(31.3)	23.9	—	—
Employer contributions	2.3	—	28.3	30.1	4.3	4.3
Plan participant contributions	—	—	3.3	1.9	1.7	1.7
Benefits paid	(12.2)	(13.6)	(23.6)	(23.1)	(6.0)	(6.0)
Settlements	(0.8)	—	(5.7)	(4.5)	—	—
Foreign currency effect	—	—	(82.3)	7.9	—	—
Business acquisitions and divestitures	—	—	0.5	1.6	—	—
Other	—	—	1.5	13.2	—	—

Fair value of plan assets at December 31	$95.8	$134.0	$254.4	$363.7	$—	$—

Funded status of the plans	$(44.7)	$(9.8)	$(159.9)	$(171.7)	$(57.5)	$(63.6)

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
December 31,	2008	2007	2008	2007	2008	2007
Amounts recognized in consolidated balance sheet
Non-current asset	$1.5	$3.5	$5.3	$6.5	$—	$—
Current liability	—	—	(7.4)	(7.2)	(5.2)	(5.7)
Non-current liability	(46.2)	(13.3)	(157.8)	(171.0)	(52.3)	(57.9)

Net liability recognized	$(44.7)	$(9.8)	$(159.9)	$(171.7)	$(57.5)	$(63.6)

Accumulated benefit obligation	$140.5	$143.8	$389.4	$493.0

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$74.3	$40.8	$53.4	$44.1	$8.1	$13.8
Prior service cost (credit)	0.2	0.2	2.6	3.7	(0.7)	(0.8)
Transition obligation	—	—	0.1	0.9	0.6	0.8

Total amount recognized	$74.5	$41.0	$56.1	$48.7	$8.0	$13.8

Plans with underfunded or unfunded accumulated benefit obligation
Aggregate projected benefit obligation	$130.4	$129.9	$401.5	$520.1
Aggregate accumulated benefit obligation	130.4	129.9	379.5	480.4
Aggregate fair value of plan assets	84.2	116.6	236.8	342.1

Assumptions

	Domestic Pension Plans			Foreign Pension Plans			Postretirement Benefit Plans
Years ended December 31,	2008	2007	2006	2008	2007	2006	2008	2007	2006
Net periodic cost
Discount rate	5.89%	5.68%	5.41%	5.31%	4.64%	4.38%	6.00%	5.75%	5.50%
Rate of compensation increase	N/A	N/A	N/A	3.79%	3.50%	3.29%	N/A	N/A	N/A
Expected return on plan assets	8.15%	8.16%	8.17%	6.95%	6.83%	6.52%	N/A	N/A	N/A
Benefit obligation
Discount rate	6.01%	5.89%		5.38%	5.33%		6.00%	6.00%
Rate of compensation increase				3.38%	3.81%
Healthcare cost trend rate assumed for next year
Initial rate (weighted-average)							8.50%	9.00%
Year ultimate rate is reached							2015	2015
Ultimate rate							5.50%	5.50%

Discount Rates — For the domestic pension and postretirement benefit plans, we determine our discount rate based on the estimated rate at which annuity contracts could be purchased to effectively settle the respective benefit obligations. To assist in this we utilize a yield curve based on Moody’s Aa-rated corporate non-callable bonds. Each plan’s projected cash flow is matched to this yield curve and a present value is developed, which is then used to develop a single equivalent discount rate. The average duration of our domestic pension obligations was 10 years as of December 31, 2008. The average duration of our postretirement healthcare obligation was 8 years as of December 31, 2008. For the foreign pension plans, we determine a discount rate by referencing market yields on high quality corporate bonds in the local markets with the appropriate term as of December 31, 2008.

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Expected Return on Assets — For the domestic pension plans, our expected rate of return considers the historical trends of asset class index returns over various market cycles and economic conditions, current market conditions, risk premiums associated with asset classes and long-term inflation rates. We determine both a short-term and long-term view and then attempt to select a long-term rate of return assumption that matches the duration of our liabilities. For the foreign pension plans, primarily the U.K. Pension Plan, we determine the expected rate of return by utilizing a weighted average approach based on the current long-term expected rates of return for each asset category. The long-term expected rate of return for the equity category is based on the current long-term rates of return available on government bonds and applying suitable risk premiums that consider historical market returns and current market expectations.

Asset Allocation

The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2008 target asset allocations for 2009 as well as actual asset allocations as of December 31, 2008 and 2007 are as follows:

			Plan Assets at December 31,
	2009 Target Allocation		Domestic		Foreign
Asset category	Domestic	Foreign	2008	2007	2008	2007
Equity securities	40%	23%	33%	49%	19%	65%
Fixed income securities	35%	42%	41%	26%	23%	23%
Real estate	10%	4%	10%	8%	0%	3%
Other	15%	31%	16%	17%	58%	9%

Total	100%	100%	100%	100%	100%	100%

Cash Flows

For 2009, we expect to contribute $10.0 and $19.3 to our domestic pension plans and foreign pension plans, respectively. During 2008 we contributed $2.3 and $28.3 to our domestic pension plans and foreign pension plans, respectively. The following estimated future benefit payments, which reflect future service, as appropriate, are expected to be paid in the years indicated:

Years	Domestic Pension Plans	Foreign Pension Plans	Postretirement Benefit Plans

2009	$12.2	$19.8	$5.8
2010	15.9	21.0	5.9
2011	11.6	18.4	5.8
2012	11.5	21.9	5.8
2013	11.2	22.0	5.7
2014 - 2018	51.2	133.7	26.5

The estimated future payments for our postretirement benefit plans are before any estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to range from $0.6 in 2009 to $0.8 in 2013 and are estimated to be $4.4 for the period 2014-2018.

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Savings Plans

We sponsor a defined contribution plan (“Savings Plan”) that covers substantially all domestic employees. The Savings Plan permits participants to make contributions on a pre-tax and/or after-tax basis. The Savings Plan allows participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. We contributed $33.4, $32.5 and $31.2 to the Savings Plan in 2008, 2007 and 2006, respectively. During 2008, we used approximately $7.8 of participant forfeitures to offset our Savings Plan contributions. We contributed $4.1 to the Savings Plan during 2008 for the performance-based discretionary match for 2007 and during 2009, we expect to contribute $4.0 for 2008. In addition, we maintain defined contribution plans in various foreign countries and contributed $20.9, $26.7 and $11.8 to these plans in 2008, 2007 and 2006, respectively.

Deferred Compensation and Benefit Arrangements

We have deferred compensation arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation, or (ii) require us to contribute an amount to the participant’s account. The arrangements typically provide that the participant will receive the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service or upon retirement or termination. As of December 31, 2008 and 2007, the deferred compensation liability balance was $107.6 and $137.6, respectively. Amounts expensed for deferred compensation arrangements in 2008, 2007 and 2006 were $5.7, $11.9 and $10.3, respectively.

We have deferred benefit arrangements with certain key officers and employees which provide participants with an annual payment, payable when the participant attains a certain age and after the participant’s employment has terminated. The deferred benefit liability was $182.1 and $164.5 as of December 31, 2008 and 2007, respectively. Amounts expensed for deferred benefit arrangements in 2008, 2007 and 2006 were $14.9, $15.5 and $13.7, respectively.

We have purchased life insurance policies on participants’ lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2008 and 2007, the cash surrender value of these policies was $100.2 and $109.7, respectively. In addition to the life insurance policies, certain investments are held for the purpose of paying the deferred compensation and deferred benefit liabilities. These investments, along with the life insurance policies, are held in a separate revocable trust for the purpose of paying the deferred compensation and the deferred benefit arrangement liabilities. As of December 31, 2008 and 2007, the value of such investments in the trust was $55.8 and $93.5, respectively. The short-term investments are included in cash and cash equivalents, and the long-term investments and cash surrender value of the policies are included in other assets.

Long-Term Disability Plan

We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties during the first 24 months of disability. Benefits are continued thereafter if the participant is unable to perform any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2008 and 2007. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to age 65 and as such, we have recorded an obligation of $6.6 and $7.1 as of December 31, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Note 14:    Segment Information

As of December 31, 2008, we have two reportable segments: IAN, which is comprised of Draftfcb, Lowe, McCann Worldgroup, Mediabrands and our domestic integrated agencies, and CMG, which is comprised of the bulk of our specialist marketing service offerings. We also report for the “Corporate and other” group. Changes to our organizational structure in the future may result in changes to the reportable segment disclosure.

Within IAN, our agencies provide a comprehensive array of global communications and marketing services, each offering a distinctive range of solutions for our clients. In addition, our domestic integrated agencies, including Campbell-Ewald, Hill Holliday, Deutsch and Mullen, provide a full range of advertising, marketing communications services and/or marketing services and partner with our global operating divisions as needed. IAN’s operating divisions share similar economic characteristics and are similar in other areas, specifically related to the nature of their services, the manner in which the services are provided and the similarity of their respective customers.

CMG, which includes Weber Shandwick, MWW Group, FutureBrand, DeVries, GolinHarris, Jack Morton, and Octagon Worldwide, provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity and strategic marketing consulting. CMG shares some similarities with service lines offered by IAN; CMG’s businesses, however, on an aggregate basis, have a higher proportion of arrangements for which they act as principal, a different distribution model than IAN and different margin structure.

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

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Summarized financial information concerning our reportable segments is shown in the following table:

	Years ended December 31,
	2008	2007	2006
Revenue:
IAN	$5,870.7	$5,505.7	$5,230.6
CMG	1,092.0	1,048.5	960.2

Total	$6,962.7	$6,554.2	$6,190.8

Segment operating income (loss):
IAN	$690.8	$528.2	$391.4
CMG	86.6	57.9	51.6
Corporate and other	(170.6)	(215.9)	(275.3)

Total	606.8	370.2	167.7

Restructuring and other reorganization-related charges	(17.1)	(25.9)	(34.5)
Long-lived asset impairment and other charges	—	—	(27.2)
Interest expense	(211.9)	(236.7)	(218.7)
Interest income	90.6	119.6	113.3
Other income (expense)	3.1	8.5	(5.6)

Income (loss) from continuing operations before income taxes	$471.5	$235.7	$(5.0)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$132.9	$127.4	$126.1
CMG	15.7	22.9	19.2
Corporate and other	24.7	26.9	28.3

Total	$173.3	$177.2	$173.6

Capital expenditures:
IAN	$112.5	$119.9	$92.8
CMG	13.5	12.4	11.4
Corporate and other	12.4	15.3	23.6

Total	$138.4	$147.6	$127.8

	December 31,
Total assets:	2008	2007
IAN	$9,712.2	$10,195.2
CMG	929.1	961.2
Corporate and other	1,483.9	1,301.7

Total	$12,125.2	$12,458.1

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Revenue and long-lived assets are presented below by major geographic area:

	Revenue			Long-Lived Assets
	Years ended December 31,			December 31,
	2008	2007	2006	2008	2007
U.S.	$3,786.3	$3,651.3	$3,443.4	$2,950.0	$2,797.3

International:
United Kingdom	612.9	603.6	574.5	$189.1	$298.4
Continental Europe	1,150.4	1,070.2	1,034.1	534.4	606.0
Asia Pacific	657.3	581.3	512.0	161.8	203.6
Latin America	353.4	314.1	303.4	104.8	130.6
Other	402.4	333.7	323.4	280.8	256.6

Total international	3,176.4	2,902.9	2,747.4	1,270.9	1,495.2

Total consolidated	$6,962.7	$6,554.2	$6,190.8	$4,220.9	$4,292.5

Revenue is attributed to geographic areas based on where the services are performed. Furniture, equipment and leasehold improvements are allocated based upon physical location. Intangible assets, other assets and investments are allocated based on the location of the related operations.

Note 15:    Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The impact of adopting SFAS 157 as of January 1, 2008 was not material to our Consolidated Financial Statements. FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, deferred the effective date of SFAS 157 for the Company in relation to all nonfinancial assets and nonfinancial liabilities to January 1, 2009. We do not expect the adoption of this FSP to have a material impact to our Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Level 1	Level 3
Assets
Cash equivalents	$1,013.7	$—
Short-term marketable securities	167.7	—
Long-term investments	15.0	6.7
Foreign currency derivatives	—	0.8

Liabilities
Minority interest put obligation[1]	$—	$21.6

[1]

Relates to an obligation to repurchase 49% of the minority-owned equity shares of a consolidated subsidiary, valued pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity. Fair value measurement of the obligation was based upon the amount payable as if the forward contract was settled as of December 31, 2008.

The fair value of our long-term debt instruments is based on market prices for debt instruments with similar terms and maturities. See Note 8 for specific fair values of our long-term debt instruments.

We hold $12.5 in par value of asset backed auction rate securities. Since August 2007, auctions have failed due to insufficient bids from buyers, which required us to adjust the securities to a book value of $6.7 during the fourth quarter of 2007. We intend to hold our auction rate securities until we can recover the full principal and have classified the auction rate securities as long-term investments within other assets in our Consolidated Balance Sheet as of December 31, 2008.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of SFAS 157 for illiquid financial instruments. The FSP clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. We believe that an income approach valuation technique to value our auction rate securities is more representative of fair value than a market approach valuation technique. Specifically, we used the discount rate adjustment technique derived from observed rates of return for comparable assets that are traded in the market. Based on our analysis, we have determined that the fair value of the auction rate securities adequately supports its book value.

Gross unrealized and realized gains and losses for our long-term investments are as follows:

	Years ended December 31,
	2008	2007	2006
Reported in other comprehensive income (loss)
Unrealized gains	0.3	2.0	7.2
Unrealized losses	7.4	6.0	13.5
Reported in other income (expense)
Realized gains	0.4	4.8	19.2
Realized losses	3.4	5.8	—

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

	Balance as of January 1, 2008	Net realized losses included in net income	Balance as of December 31, 2008
Assets
Auction rate securities	$6.7	$—	$6.7
Foreign currency derivatives	3.1	(2.3)	0.8

Liabilities
Minority interest put obligation	$18.8	$(2.8)	$21.6

Net realized losses included in net income for foreign currency derivatives and a minority interest put obligation are reported as a component of other expense and interest expense, respectively.

Note 16:    Commitments and Contingencies

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

	Years ended December 31,
	2008	2007	2006
Gross rent expense	$389.4	$389.9	$389.9
Third-party sublease rental income	(24.9)	(23.5)	(20.7)

Net rent expense	$364.5	$366.4	$369.2

Future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are as follows:

Period	Rent Obligations	Sublease Rental Income	Net Rent
2009	$350.2	$(44.5)	$305.7
2010	317.4	(39.8)	277.6
2011	283.1	(35.5)	247.6
2012	237.5	(28.1)	209.4
2013	208.8	(25.1)	183.7
2014 and thereafter	832.0	(17.9)	814.1

Total	$2,229.0	$(190.9)	$2,038.1

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Guarantees

We have certain contingent obligations under guarantees of certain of our subsidiaries (“parent company guarantees”) relating principally to credit facilities, guarantees of certain media payables and operating leases. The amount of such parent company guarantees was $255.7 and $327.1 as of December 31, 2008 and 2007, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2008, there are no material assets pledged as security for such parent company guarantees.

Contingent Acquisition Obligations

We have structured certain acquisitions with additional contingent purchase price obligations in order to reduce the potential risk associated with negative future performance of the acquired entity. In addition, we have entered into agreements that may require us to purchase additional equity interests in certain consolidated and unconsolidated subsidiaries. The amounts relating to these transactions are based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors. We have not recorded a liability for these items since the definitive amounts payable are not determinable or distributable. When the contingent acquisition obligations have been met and consideration is determinable and distributable, we record the fair value of this consideration as an additional cost of the acquired entity. However, certain acquisitions contain deferred payments that are fixed and determinable on the acquisition date. In such cases, we record a liability for the payment and record this consideration as an additional cost of the acquired entity on the acquisition date.

If deferred payments and purchases of additional interests after the effective date of purchase are contingent upon the future employment of the former owners then we recognize these payments as compensation expense. Compensation expense is determined based on the terms and conditions of the respective acquisition agreements and employment terms of the former owners of the acquired businesses. This future expense will not be allocated to the assets and liabilities acquired and is amortized over the required employment terms of the former owners.

The following table details the estimated liability with respect to our contingent acquisition obligations and the estimated amount that would be paid in the event of exercise at the earliest exercise date. We have certain put options that are exercisable at the discretion of the minority owners as of December 31, 2008. As such, these estimated acquisition payments of $5.5 have been included within the total payments expected to be made in 2009 in the table below and, if not made in 2009, will continue to carry forward into 2010 or beyond until they are exercised or expire. All payments are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress. As of December 31, 2008, our estimated future contingent acquisition obligations payable in cash are as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
Deferred acquisition payments	$67.5	$32.1	$30.1	$4.5	$5.7	$—	$139.9
Put and call options with affiliates[1]	11.8	34.3	73.6	70.8	70.2	2.2	262.9

Total contingent acquisition payments	79.3	66.4	103.7	75.3	75.9	2.2	402.8
Less cash compensation expense included above	2.6	1.3	0.7	0.7	0.3	—	5.6

Total	$76.7	$65.1	$103.0	$74.6	$75.6	$2.2	$397.2

[1]

We have entered into certain acquisitions that contain both put and call options with similar terms and conditions. In such instances, we have included the related estimated contingent acquisition obligation in the period when the earliest related option is exercisable. As a result of revisions made during 2008 to EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”),

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

effective January 1, 2009, we will be required to retrospectively reduce our stockholders’ equity by the estimated redemption value of our put options of $254.0 as of December 31, 2008 and establish a liability of an equal amount for redeemable securities. Application of this guidance will have no impact on our previously reported net income or earnings per share.

Legal Matters

In May 2008, we reached a settlement with the SEC concluding the investigation that began in 2002 into our financial reporting practices. The SEC filed a complaint on May 1, 2008 in the United States District Court for the Southern District of New York charging Interpublic and our subsidiary McCann-Erickson Worldwide Inc., or McCann, with violations of the federal securities laws. The charges under the antifraud provisions of the federal securities laws relate to intercompany accounting practices at McCann that were addressed in our restatement of results from 1997 to 2002 first announced in August 2002 and that were also the subject of a class action under the federal securities laws that we settled in 2004. The charges of violations of the disclosure, internal controls and books and records provisions of the federal securities laws also relate to the restatement we presented in our Annual Report on Form 10-K for the year ended December 31, 2004 and the restatement of the first three quarters of 2005 that we made in our 2005 Annual Report on Form 10-K, as well as the restatement we first announced in August 2002. Without admitting or denying the allegations, Interpublic and McCann agreed to an injunction against violating the applicable provisions of the federal securities laws, and McCann agreed to pay a $12.0 civil penalty and disgorgement of one dollar.

Other Legal Matters — We are or have been involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition.

Note 17:    Recent Accounting Standards

In December 2008, the FASB issued FSP FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for the Company January 1, 2010. The FSP provides guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan regarding investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. We are currently evaluating the disclosure requirements of this FSP.

In November 2008, the EITF issued Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), which is effective for the Company January 1, 2009. EITF 08-6 addresses the impact that SFAS 141R and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. We are currently evaluating the potential impact of EITF 08-6 on our Consolidated Financial Statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which is effective for the Company January 1, 2009. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because our existing convertible debt instruments are settled only in stock upon conversion, this guidance will not apply, and as a result will not have an impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. Under the standard, an acquiring entity is required to

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

record assets acquired and liabilities assumed in a business combination at fair value on the date of acquisition. Earn-out payments and other forms of contingent consideration are also required to be recorded at fair value on the acquisition date. The standard also requires fair value measurements to be used when recording non-controlling interests and contingent liabilities. In addition, the standard requires all costs associated with the business combination, including restructuring costs, to be expensed as incurred. For the Company, SFAS 141R is effective prospectively for business combinations having an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to January 1, 2009 would also apply the provisions of SFAS 141R. Upon adoption, SFAS 141R will not have a significant impact on our Consolidated Financial Statements, however, any business combination entered into after the adoption may impact our Consolidated Financial Statements when compared to business combinations accounted for under SFAS 141 and result in potential earnings volatility due to the changes described above.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which amends ARB No. 51, Consolidated Financial Statements. This standard requires a noncontrolling interest in a subsidiary to be reported as equity on the consolidated financial statements separate from the parent’s equity. The standard also requires transactions that do not impact a parent’s controlling ownership and do not result in the deconsolidation of the subsidiary to be recorded as equity transactions, while those transactions that do result in a change in ownership and a deconsolidation of the subsidiary to be recorded in net income (loss) with the gain or loss measured at fair value. For the Company, SFAS 160 is effective January 1, 2009 and should be applied prospectively with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. SFAS 160 will not have a material impact on our Consolidated Financial Statements.

Note 18:    Out-of-Period Adjustments

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

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Note 19:    Results by Quarter (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	$1,485.2	$1,359.1	$1,835.7	$1,652.7	$1,740.0	$1,559.9	$1,901.8	$1,982.5
Salaries and related expenses	1,064.8	988.8	1,103.2	1,009.7	1,093.5	1,034.7	1,081.1	1,106.0
Office and general expenses	475.0	495.1	527.8	502.6	526.3	468.9	484.2	578.2
Restructuring and other reorganization-related charges (reversals)	3.2	(0.6)	4.1	(5.2)	3.9	5.2	5.9	26.5
Operating (loss) income	(57.8)	(124.2)	200.6	145.6	116.3	51.1	330.6	271.8
Other (expense) income	(1.4)	(1.5)	6.3	8.0	(1.0)	(4.8)	(0.8)	6.8
Total (expenses) and other income	(30.4)	(28.0)	(23.7)	(20.8)	(30.9)	(34.7)	(33.2)	(25.1)
(Benefit of) provision for income taxes	(23.7)	(25.7)	79.1	(11.4)	35.5	35.8	65.7	60.2
Net (loss) income	(62.8)	(125.9)	95.1	137.0	45.7	(21.9)	217.0	178.4
Net (loss) income applicable to common stockholders	$(69.7)	$(132.8)	$88.1	$121.5	$38.7	$(28.8)	$209.8	$162.7

(Loss) earnings per share of common stock—
Basic	$(0.15)	$(0.29)	$0.19	$0.27	$0.08	$(0.06)	$0.45	$0.35
Diluted	$(0.15)	$(0.29)	$0.17	$0.24	$0.08	$(0.06)	$0.39	$0.31

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls	and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2008 we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report which appears in this annual report.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NYSE Certification

In 2008, our CEO provided the Annual CEO Certification to the NYSE, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

The information required by this Item is incorporated by reference to the “Outstanding Shares” section and the “Securities Authorized for Issuance under Equity Compensation Plans” section of the Proxy Statement.

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

1. Financial Statements:

The Interpublic Group of Companies, Inc. and Subsidiaries Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended

December 31, 2008, 2007 and 2006

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

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of the Registrant, as amended through October 24, 2005, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 9, 2005.

3(ii)	By-Laws of the Registrant, as amended and restated through July 24, 2008, are incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on July 30, 2008.

4(iii)(A)	Certificate of Designations of 5.25% Series B Cumulative Convertible Perpetual Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on October 24, 2005 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2005.

4(iii)(B)	Senior Debt Indenture, dated as of October 20, 2000 (the “2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.

4(iii)(C)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.

4(iii)(D)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.

Exhibit No.	Description

4(iii)(E)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(F)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(G)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.

4(iii)(H)	Senior Debt Indenture dated as of November 12, 2004 (the “2004 Indenture”), between the Registrant and Suntrust Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.

4(iii)(I)	First Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 5.40% Notes due 2009 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.

4(iii)(J)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.

4(iii)(K)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(L)	Fourth Supplemental Indenture, dated as of March 29, 2005, to the 2004 Indenture, as modified by the First Supplemental Indenture, dated as of November 18, 2004, with respect to the 5.40% Senior Unsecured Notes due 2009 is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(M)	Sixth Supplemental Indenture, dated as of December 8, 2006, to the 2004 Indenture, with respect to the Floating Rate Notes due 2010 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2006.

4(iii)(N)	Senior Debt Indenture, dated as of November 15, 2006 (the “2006 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(O)	First Supplemental Indenture, dated as of November 15, 2006, to the 2006 Indenture, with respect to the 4.25% Convertible Senior Notes Due 2023 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.
4(iii)(P)	Second Supplemental Indenture, dated as of November 20, 2007, to the 2006 Indenture, with respect to the 4.75% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.

Exhibit No.	Description

4(iii)(Q)	Warrant Agreement, dated as of June 13, 2006, between the Registrant and LaSalle Bank National Association, as Warrant Agent, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(A)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and UBS AG, London Branch, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(B)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and Morgan Stanley & Co. International Limited, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(C)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and JP Morgan Chase Bank, National Association, London Branch, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(D)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and Citibank, N.A., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(E)	L/C Issuance Agreement, dated as of June 13, 2006, between the Registrant, as Account Party, and Morgan Stanley Capital Services, Inc., as L/C Issuer, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(F)	Letter of Credit Agreement, dated as of June 13, 2006, between the Registrant and Citibank, N.A., is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(G)	3-Year Credit Agreement, dated as of June 13, 2006, among the Registrant, as Borrower, ELF Special Financing Ltd., as Initial Lender and L/C Issuer, and Morgan Stanley Capital Services, Inc., as Administrative Agent and L/C Administrator, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(H)	Registration Rights Agreement, dated as of November 15, 2006, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

10(i)(I)	Registration Rights Agreement, dated as of November 20, 2007 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.

10(i)(J)	3-Year Credit Agreement, dated as of July 18, 2008, among the Registrant, the initial lenders named therein, Citibank, N.A., as administrative agent for the lenders, JP Morgan Chase Bank, N.A., as syndication agent, HSBC USA, National Association and ING Capital LLC, as co-documentation agents, and Citigroup Global Markets, Inc. and JP Morgan Securities Inc., as joint lead arrangers and joint bank managers, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2008.

(i) Michael I. Roth

10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10(iii)(A)(2)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.*

Exhibit No.	Description

10(iii)(A)(3)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2005.*

10(iii)(A)(4)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(5)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(6)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(7)	The Interpublic Senior Executive Retirement Income Plan Participation Agreement, dated March 31, 2008, between The Interpublic Group of Companies, Inc. and Michael Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

(ii) Philippe Krakowsky

10(iii)(A)(8)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(9)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(10)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(11)	Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2006.*

10(iii)(A)(12)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(13)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(14) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(14)	Amendment, dated September 12, 2007, to an Executive Special Benefit Agreement, dated February 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(15) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

Exhibit No.	Description

10(iii)(A)(15)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(iii) Frank Mergenthaler

10(iii)(A)(16)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005.*

10(iii)(A)(17)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(18)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(19)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(iv) Timothy A. Sompolski

10(iii)(A)(20)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10(iii)(A)(21)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 6, 2004, between Interpublic and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(16) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(22)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(17) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(23)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 6, 2004, between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(v) John J. Dooner, Jr.

10(iii)(A)(24)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(25)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

Exhibit No.	Description

10(iii)(A)(26)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(27)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(28)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(29)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*

10(iii)(A)(30)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(31)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(32)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(33)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

10(iii)(A)(34)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10(iii)(A)(35)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and John J. Dooner, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(36)	Amendment, dated as of October 27, 2008 to Executive Special Benefit Agreements, dated as of July 1, 1986, as amended, July 1, 1992, as amended, June 1, 1994, as amended, March 1, 1997 and May 20, 2002, respectively, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

(x) Jill M. Considine

10(iii)(A)(37)	Amended and Restated Deferred Compensation Agreement, dated as of September 4, 2008, between the Registrant and Jill M. Considine, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

Exhibit No.	Description

10(iii)(A)(38)	Letter, dated November 2, 2006, from Jill M. Considine to the Registrant, is incorporated by reference to Exhibit 10(iii)(B) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

(xi) Richard A. Goldstein

10(iii)(A)(39)	Amended and Restated Deferred Compensation Agreement, dated as of September 30, 2008, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(iii)(A)(3) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

10(iii)(A)(40)	Letter, dated July 24, 2006, from Richard A. Goldstein to the Registrant, is incorporated by reference to Exhibit 10(iii)(A) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Compensation Plans and Arrangements:

10(iii)(A)(41)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.*

10(iii)(A)(42)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.*

10(iii)(A)(43)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).*

10(iii)(A)(44)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).*

10(iii)(A)(45)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(46)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(47)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002.*

10(iii)(A)(48)	The Interpublic Senior Executive Retirement Income Plan (the “SERIP”) is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*

10(iii)(A)(49)	The Interpublic Capital Accumulation Plan (the “CAP”) is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*

10(iii)(A)(50)	The Interpublic Outside Directors Stock Incentive Plan of the Registrant, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*

10(iii)(A)(51)	The Interpublic 2004 Performance Incentive Plan (the “2004 PIP”) is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

Exhibit No.	Description

10(iii)(A)(52)	The Interpublic Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

10(iii)(A)(53)	2004 PIP — Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(54)	2004 PIP — Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(55)	2004 PIP — Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(56)	Non-Management Directors’ Plan — Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*
10(iii)(A)(57)	Non-Management Directors’ Plan — Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(58)	Non-Management Directors’ Plan — Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(59)	The SERIP — Form of Participation Agreement is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(60)	The CAP — Form of Participation Agreement is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(61)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on October 21, 2005.*

10(iii)(A)(62)	The Interpublic 2006 Performance Incentive Plan (the “2006 PIP”) is incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006.*

10(iii)(A)(63)	2006 PIP — Form of Instrument of Performance Shares, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(64)	2006 PIP — Form of Instrument of Performance Units is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(65)	2006 PIP — Form of Instrument of Restricted Stock, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(66)	2006 PIP — Form of Instrument of Restricted Stock Units, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(67)	2006 PIP — Form of Instrument of Nonstatutory Stock Options, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

Exhibit No.	Description

10(iii)(A)(68)	Interpublic Executive Severance Plan, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10(iii)(A)(69)	The SERIP, Amended and Restated (the “Restated SERIP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(70)	The CAP, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(71)	Restated SERIP — Form of Restated Participation Agreement, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(72)	Restated SERIP — Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(73)	Restated CAP — Form of Restated Participation Agreement, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(74)	Restated CAP — Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(75)	Description of the Change in Compensation for Non-Management Directors, is incorporated by reference to Exhibit 10(iii)(A)(91) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.*

12	Supplemental Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC. (Registrant)

By:	/s/ Michael I. Roth
Michael I. Roth Chairman of the Board and Chief Executive Officer

February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael I. Roth Michael I. Roth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ Frank Mergenthaler Frank Mergenthaler	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ Christopher F. Carroll Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009

/s/ Frank J. Borelli Frank J. Borelli	Director	February 27, 2009

/s/ Reginald K. Brack Reginald K. Brack	Director	February 27, 2009

/s/ Jocelyn Carter-Miller Jocelyn Carter-Miller	Director	February 27, 2009

/s/ Jill M. Considine Jill M. Considine	Director	February 27, 2009

/s/ Richard A Goldstein Richard A. Goldstein	Director	February 27, 2009

Name	Title	Date

/s/ H. John Greeniaus H. John Greeniaus	Director	February 27, 2009

/s/ Mary J. Steele Guilfoile Mary J. Steele Guilfoile	Director	February 27, 2009

/s/ William T. Kerr William T. Kerr	Director	February 27, 2009

/s/ David M. Thomas David M. Thomas	Director	February 27, 2009

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation of the Registrant, as amended through October 24, 2005, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 9, 2005.

3(ii)	By-Laws of the Registrant, as amended and restated through July 24, 2008, are incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on July 30, 2008.

4(iii)(A)	Certificate of Designations of 5.25% Series B Cumulative Convertible Perpetual Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on October 24, 2005 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2005.

4(iii)(B)	Senior Debt Indenture, dated as of October 20, 2000 (the “2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.

4(iii)(C)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.

4(iii)(D)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.

4(iii)(E)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(F)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(G)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.

4(iii)(H)	Senior Debt Indenture dated as of November 12, 2004 (the “2004 Indenture”), between the Registrant and Suntrust Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.

4(iii)(I)	First Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 5.40% Notes due 2009 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.

4(iii)(J)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.

Exhibit No.	Description

4(iii)(K)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(L)	Fourth Supplemental Indenture, dated as of March 29, 2005, to the 2004 Indenture, as modified by the First Supplemental Indenture, dated as of November 18, 2004, with respect to the 5.40% Senior Unsecured Notes due 2009 is incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(M)	Sixth Supplemental Indenture, dated as of December 8, 2006, to the 2004 Indenture, with respect to the Floating Rate Notes due 2010 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2006.

4(iii)(N)	Senior Debt Indenture, dated as of November 15, 2006 (the “2006 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(O)	First Supplemental Indenture, dated as of November 15, 2006, to the 2006 Indenture, with respect to the 4.25% Convertible Senior Notes Due 2023 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(P)	Second Supplemental Indenture, dated as of November 20, 2007, to the 2006 Indenture, with respect to the 4.75% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.

4(iii)(Q)	Warrant Agreement, dated as of June 13, 2006, between the Registrant and LaSalle Bank National Association, as Warrant Agent, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(A)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and UBS AG, London Branch, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(B)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and Morgan Stanley & Co. International Limited, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(C)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and JP Morgan Chase Bank, National Association, London Branch, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(D)	Call Option Agreement, dated as of June 6, 2006, between the Registrant and Citibank, N.A., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2006.

10(i)(E)	L/C Issuance Agreement, dated as of June 13, 2006, between the Registrant, as Account Party, and Morgan Stanley Capital Services, Inc., as L/C Issuer, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(F)	Letter of Credit Agreement, dated as of June 13, 2006, between the Registrant and Citibank, N.A., is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

Exhibit No.	Description

10(i)(G)	3-Year Credit Agreement, dated as of June 13, 2006, among the Registrant, as Borrower, ELF Special Financing Ltd., as Initial Lender and L/C Issuer, and Morgan Stanley Capital Services, Inc., as Administrative Agent and L/C Administrator, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2006.

10(i)(H)	Registration Rights Agreement, dated as of November 15, 2006, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

10(i)(I)	Registration Rights Agreement, dated as of November 20, 2007 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.

10(i)(J)	3-Year Credit Agreement, dated as of July 18, 2008, among the Registrant, the initial lenders named therein, Citibank, N.A., as administrative agent for the lenders, JP Morgan Chase Bank, N.A., as syndication agent, HSBC USA, National Association and ING Capital LLC, as co-documentation agents, and Citigroup Global Markets, Inc. and JP Morgan Securities Inc., as joint lead arrangers and joint bank managers, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2008.

(i) Michael I. Roth

10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10(iii)(A)(2)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.*

10(iii)(A)(3)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2005.*

10(iii)(A)(4)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(5)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(6)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(7)	The Interpublic Senior Executive Retirement Income Plan Participation Agreement, dated March 31, 2008, between The Interpublic Group of Companies, Inc. and Michael Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

Exhibit No.	Description

(ii) Philippe Krakowsky

10(iii)(A)(8)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(9)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(10)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(11)	Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2006.*

10(iii)(A)(12)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(13)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(14) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(14)	Amendment, dated September 12, 2007, to an Executive Special Benefit Agreement, dated February 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(15) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(15)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(iii) Frank Mergenthaler

10(iii)(A)(16)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005.*

10(iii)(A)(17)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(18)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(19)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

Exhibit No.	Description

(iv) Timothy A. Sompolski

10(iii)(A)(20)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10(iii)(A)(21)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 6, 2004, between Interpublic and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(16) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(22)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(17) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(23)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 6, 2004, between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(v) John J. Dooner, Jr.

10(iii)(A)(24)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(25)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(26)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(27)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(28)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(29)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*

10(iii)(A)(30)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(31)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit No.	Description

10(iii)(A)(32)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(33)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

10(iii)(A)(34)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10(iii)(A)(35)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and John J. Dooner, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(36)	Amendment, dated as of October 27, 2008 to Executive Special Benefit Agreements, dated as of July 1, 1986, as amended, July 1, 1992, as amended, June 1, 1994, as amended, March 1, 1997 and May 20, 2002, respectively, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

(x) Jill M. Considine

10(iii)(A)(37)	Amended and Restated Deferred Compensation Agreement, dated as of September 4, 2008, between the Registrant and Jill M. Considine, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

10(iii)(A)(38)	Letter, dated November 2, 2006, from Jill M. Considine to the Registrant, is incorporated by reference to Exhibit 10(iii)(B) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

(xi) Richard A. Goldstein

10(iii)(A)(39)	Amended and Restated Deferred Compensation Agreement, dated as of September 30, 2008, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(iii)(A)(3) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

10(iii)(A)(40)	Letter, dated July 24, 2006, from Richard A. Goldstein to the Registrant, is incorporated by reference to Exhibit 10(iii)(A) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Compensation Plans and Arrangements:

10(iii)(A)(41)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.*

10(iii)(A)(42)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.*

Exhibit No.	Description

10(iii)(A)(43)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).*

10(iii)(A)(44)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).*

10(iii)(A)(45)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(46)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(47)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002.*

10(iii)(A)(48)	The Interpublic Senior Executive Retirement Income Plan (the “SERIP”) is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*

10(iii)(A)(49)	The Interpublic Capital Accumulation Plan (the “CAP”) is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*

10(iii)(A)(50)

The Interpublic Outside Directors Stock Incentive Plan of the Registrant, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Quarterly Report on Form

10-Q for the quarter ended September 30, 2003.*

10(iii)(A)(51)	The Interpublic 2004 Performance Incentive Plan (the “2004 PIP”) is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

10(iii)(A)(52)	The Interpublic Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

10(iii)(A)(53)	2004 PIP — Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(54)	2004 PIP — Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(55)	2004 PIP — Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(56)	Non-Management Directors’ Plan — Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(57)	Non-Management Directors’ Plan — Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

Exhibit No.	Description

10(iii)(A)(58)	Non-Management Directors’ Plan — Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(59)	The SERIP — Form of Participation Agreement is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(60)	The CAP — Form of Participation Agreement is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(61)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on October 21, 2005.*

10(iii)(A)(62)	The Interpublic 2006 Performance Incentive Plan (the “2006 PIP”) is incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006.*

10(iii)(A)(63)	2006 PIP — Form of Instrument of Performance Shares, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(64)	2006 PIP — Form of Instrument of Performance Units is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(65)	2006 PIP — Form of Instrument of Restricted Stock, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(66)	2006 PIP — Form of Instrument of Restricted Stock Units, is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(67)	2006 PIP — Form of Instrument of Nonstatutory Stock Options, is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(68)	Interpublic Executive Severance Plan, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10(iii)(A)(69)	The SERIP, Amended and Restated (the “Restated SERIP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(70)	The CAP, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(71)	Restated SERIP — Form of Restated Participation Agreement, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(72)	Restated SERIP — Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

Exhibit No.	Description

10(iii)(A)(73)	Restated CAP — Form of Restated Participation Agreement, is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(74)	Restated CAP — Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(75)	Description of the Change in Compensation for Non-Management Directors, is incorporated by reference to Exhibit 10(iii)(A)(91) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.*

12	Supplemental Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contracts and compensation plans and arrangements.