Form 10-Q
period 2009-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2009-04-28
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

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

Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of April 17, 2009 was 478,389,940.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2008 Annual Report on Form 10-K.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2009	2008
		As adjusted (Note 1)
REVENUE	$1,325.3	$1,485.2

OPERATING EXPENSES:
Salaries and related expenses	996.5	1,064.8
Office and general expenses	410.9	475.0
Restructuring and other reorganization-related (reversals) charges	(0.2)	3.2

Total operating expenses	1,407.2	1,543.0

OPERATING LOSS	(81.9)	(57.8)

EXPENSES AND OTHER INCOME:
Interest expense	(34.8)	(57.7)
Interest income	12.3	28.7
Other income (expense), net	4.9	(1.4)

Total (expenses) and other income	(17.6)	(30.4)

Loss before income taxes	(99.5)	(88.2)
Benefit of income taxes	(25.4)	(23.7)

Loss of consolidated companies	(74.1)	(64.5)
Equity in net income of unconsolidated affiliates	0.5	1.1

NET LOSS	(73.6)	(63.4)
Net loss attributable to noncontrolling interests	6.6	0.6

NET LOSS ATTRIBUTABLE TO IPG	(67.0)	(62.8)
Dividends on preferred stock	(6.9)	(6.9)

NET LOSS AVAILABLE TO IPG COMMON STOCKHOLDERS	$(73.9)	$(69.7)

Loss per share available to IPG common stockholders — basic and diluted	$(0.16)	$(0.15)

Weighted-average number of common shares outstanding — basic and diluted	464.0	459.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

(Unaudited)

	March 31, 2009	December 31, 2008
		As Adjusted (Note 1)
ASSETS:
Cash and cash equivalents	$1,642.0	$2,107.2
Marketable securities	16.5	167.7
Accounts receivable, net of allowance of $62.2 and $63.9	3,159.1	3,746.5
Expenditures billable to clients	1,072.5	1,099.5
Other current assets	379.2	366.7

Total current assets	6,269.3	7,487.6
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,073.4 and $1,055.8	529.5	561.5
Deferred income taxes	453.1	416.8
Goodwill	3,243.0	3,220.9
Other assets	434.8	438.4

TOTAL ASSETS	$10,929.7	$12,125.2

LIABILITIES:
Accounts payable	$3,350.7	$4,022.6
Accrued liabilities	2,111.2	2,521.6
Short-term debt	327.2	332.8

Total current liabilities	5,789.1	6,877.0
Long-term debt	1,781.9	1,786.9
Deferred compensation and employee benefits	536.7	549.8
Other non-current liabilities	395.0	378.9

TOTAL LIABILITIES	8,502.7	9,592.6

Redeemable noncontrolling interests (see Notes 1 and 2)	278.9	288.4

STOCKHOLDERS’ EQUITY:
IPG stockholders’ equity:
Preferred stock	525.0	525.0
Common stock	46.6	46.4
Additional paid-in capital	2,415.9	2,413.5
Accumulated deficit	(513.1)	(446.1)
Accumulated other comprehensive loss, net of tax	(343.0)	(318.5)

	2,131.4	2,220.3
Less: Treasury stock	(14.0)	(14.0)

Total IPG stockholders’ equity	2,117.4	2,206.3
Noncontrolling interests	30.7	37.9

TOTAL STOCKHOLDERS’ EQUITY	2,148.1	2,244.2

TOTAL LIABILITIES AND EQUITY	$10,929.7	$12,125.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Three months ended March 31,
	2009	2008
		As Adjusted (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73.6)	$(63.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	41.8	43.1
Provision for (reversal of) bad debt	3.9	(1.3)
Amortization of restricted stock and other non-cash compensation	9.3	19.8
Amortization of bond discounts and deferred financing costs	7.6	7.0
Deferred income tax benefit	(48.2)	(54.1)
Other	(7.3)	1.9
Change in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	520.9	499.1
Expenditures billable to clients	17.2	(88.3)
Prepaid expenses and other current assets	(22.0)	(31.7)
Accounts payable	(612.5)	(256.0)
Accrued liabilities	(388.6)	(363.7)
Other non-current assets and liabilities	(5.8)	(0.4)

Net cash used in operating activities	(557.3)	(288.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(13.6)	(17.1)
Capital expenditures	(11.7)	(31.9)
Net sales and maturities of short-term marketable securities	150.7	0.5
Other investing activities	0.4	1.5

Net cash provided by (used in) investing activities	125.8	(47.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 4.50% Convertible Senior Notes	—	(190.8)
Distributions to noncontrolling interests	(6.5)	(3.0)
Preferred stock dividends	(6.9)	(6.9)
Other financing activities	(2.5)	(6.4)

Net cash used in financing activities	(15.9)	(207.1)

Effect of exchange rate changes on cash and cash equivalents	(17.8)	18.4

Net decrease in cash and cash equivalents	(465.2)	(523.7)
Cash and cash equivalents at beginning of year	2,107.2	2,014.9

Cash and cash equivalents at end of period	$1,642.0	$1,491.2

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 1:  Basis of Presentation

The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. (together with its subsidiaries, the “Company”, “Interpublic”, “we”, “us” or “our”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported and disclosed. Actual results could differ from those estimates. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2008 Annual Report on Form 10-K.

In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior periods to conform to the current period presentation. Specifically, we have made adjustments as a result of the adoption of two recent accounting standards, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) and EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”). As a result of the adoption of SFAS 160, we have reclassified $57.0 of minority interest liability as of December 31, 2008 from other non-current liabilities to noncontrolling interests or redeemable noncontrolling interests within equity on our unaudited Condensed Consolidated Balance Sheets. We have also modified the format of the unaudited Consolidated Statements of Operations to conform to the disclosure requirements of the standard. In addition to the reclassification noted above, as a result of the adoption of EITF D-98, we have recorded $269.3 of redeemable noncontrolling interests with an offset to additional paid-in capital in our stockholders’ equity as of December 31, 2008. See Note 2 for further discussion on the adoption of these standards.

Note 2:  Noncontrolling Interests

In December 2007, the FASB issued SFAS 160, which amends ARB No. 51, Consolidated Financial Statements. This standard requires a noncontrolling interest in a subsidiary to be reported as equity on our unaudited Condensed Consolidated Balance Sheets separate from the parent’s equity. The standard also requires transactions that do not result in the deconsolidation of the subsidiary be recorded as equity transactions, while those transactions that do result in a change from noncontrolling to controlling ownership or a deconsolidation of the subsidiary be recorded in net income (loss) with the gain or loss measured at fair value. SFAS 160 is effective January 1, 2009 and should be applied prospectively with the exception of presentation and disclosure requirements which shall be applied retrospectively for all periods presented.

Changes in the noncontrolling interests balance are as follows:

Balance as of December 31, 2008	$37.9
Purchases of noncontrolling interests	(0.7)
Total comprehensive loss attributable to noncontrolling interests	(6.6)
Distributions to noncontrolling interests	(6.5)
Other	0.6
Reclassifications to redeemable noncontrolling interests	6.0

Balance as of March 31, 2009	$30.7

In March 2008, the EITF revised EITF D-98, which is effective for the Company as of January 1, 2009. This guidance clarifies the interaction between EITF D-98 and SFAS 160, because noncontrolling interests, which SFAS 160 classifies as equity, are also in the scope of EITF D-98. Many of our acquisitions include provisions under which the noncontrolling equity owners can require us to purchase additional interest in a subsidiary at their discretion. Payments for these redeemable

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

noncontrolling interests are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress. As a result of EITF D-98, we are required to reduce additional paid-in capital in our stockholders’ equity by the estimated redemption value of these redeemable noncontrolling interests and reflect these obligations as “mezzanine equity” in the unaudited Condensed Consolidated Balance Sheets. Retrospective application of this guidance has no impact on our previously reported net income available to IPG common stockholders or earnings per share.

In subsequent reporting periods, redeemable noncontrolling interests will continue to be reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value will also impact additional paid-in capital, but will not impact net income (loss). To the extent that the redemption value increases and exceeds the then current fair value of a redeemable noncontrolling interest, net income (loss) available to IPG common stockholders (used to calculate earnings (loss) per share) could be reduced by that increase, subject to certain limitations. The partial or full recovery of these reductions to net income (loss) available to IPG common stockholders (used to calculate earnings (loss) per share) is limited to cumulative prior period reductions. For the three months ended March 31, 2009, there has been no impact to net loss available to IPG common stockholders or our loss per share.

Changes in the additional paid-in capital balance are as follows:

Balance as of December 31, 2008	$2,413.5
Preferred stock dividends	(6.9)
Share-based compensation	9.3
Restricted stock grants, net of forfeitures	(5.2)
Adjustment of redeemable noncontrolling interests	4.3
Other	0.9

Balance as of March 31, 2009	$2,415.9

Note 3:  Loss Per Share

Loss per basic and diluted common share available to IPG common stockholders equals net loss available to IPG common stockholders divided by the weighted average number of common shares outstanding for the applicable period. The following sets forth loss per basic and diluted common share available to IPG common stockholders.

	Three months ended March 31,
	2009	2008
Net loss available to IPG common stockholders	$(73.9)	$(69.7)
Weighted-average number of common shares outstanding — basic and diluted	464.0	459.2
Loss per share available to IPG common stockholders — basic and diluted	$(0.16)	$(0.15)

Basic and diluted shares outstanding and loss per share are equal for the three months ended March 31, 2009 and 2008 because our potentially dilutive securities are antidilutive as a result of the net loss available to IPG common stockholders in each period presented.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The following table presents the potential shares excluded from diluted loss per share because the effect of including these potential shares would be antidilutive.

	Three months ended March 31,
	2009	2008
Stock options and non-vested restricted stock awards	9.9	9.2
4.75% Convertible Senior Notes	16.1	16.1
4.25% Convertible Senior Notes	32.2	32.2
4.50% Convertible Senior Notes	0.7	13.5
Series B Preferred Stock	38.4	38.4

Total	97.3	109.4

Securities excluded from the diluted loss per share calculation because the exercise price was greater than the average market price:
Stock options(1)	26.6	26.7
Warrants(2)	67.9	67.9

(1)

These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury stock method would reduce this amount.

(2)

The potential dilutive impact of the warrants is based upon the difference between the market price of one share of our common stock and the stated exercise prices of the warrants. These warrants will expire on June 15, 2009.

Note 4:  Supplementary Data

Accrued Liabilities

	March 31, 2009	December 31, 2008
Media and production expenses	$1,527.4	$1,708.3
Salaries, benefits and related expenses	313.2	466.5
Office and related expenses	56.3	69.6
Professional fees	20.0	24.7
Restructuring and other reorganization-related	6.0	10.0
Interest	23.2	30.6
Acquisition obligations	55.4	53.9
Other	109.7	158.0

Total	$2,111.2	$2,521.6

2004 Restatement Liabilities
	March 31, 2009	December 31, 2008
Vendor discounts and credits	$119.8	$126.0
Internal investigations (includes asset reserves)	2.2	2.2
International compensation arrangements	5.0	5.8

Total	$127.0	$134.0

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

Other income (expense), net

Results of operations for the three months ended March 31, 2009 and 2008 include certain items which are either non-recurring or are not directly associated with our revenue producing operations, such as sales of businesses and investments and vendor discounts and credit adjustments. These items are included in the other income (expense), net line in the unaudited Consolidated Statements of Operations. Included in other expense, net, of $1.4 for the three months ended March 31, 2008 is a settlement estimate of $12.0 for our previously disclosed SEC investigation of our past restatement of our financial statements, which we settled in May 2008. This expense is partially offset by vendor discounts and credit adjustments due to the reversal of certain liabilities where the statute of limitations has lapsed.

Note 5:  Income Taxes

For the three months ended March 31, 2009, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the write-off of deferred tax assets related to restricted stock.

With respect to all tax years open to examination by U.S. Federal and various state, local and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $50.0 and $60.0 in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statute of limitations. This net decrease is related to various items of income and expense, including transfer pricing adjustments and adjustments related to the 2004 Restatement. We expect to complete our discussions with the IRS appeals division regarding the years 1997 through 2004 by the end of the current year.

In December 2007, the IRS commenced its examination for the 2005 and 2006 tax years. We expect this examination to be completed by the end of the current year. In addition, we have various tax years under examination by tax authorities in various countries, such as the United Kingdom, and in various states, such as New York, in which we have significant business operations. It is not yet known whether these examinations will, in the aggregate, result in our paying additional taxes. We believe our tax reserves are adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and, if necessary, adjust our reserves as additional information or events require.

We are effectively settled with respect to U.S. income tax audits for years prior to 2005. With limited exceptions, we are no longer subject to state and local income tax audits for the years prior to 1999 or non-U.S. income tax audits for the years prior to 2000.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Act”) was signed into law. The principal purpose of the Act was to address the current economic challenges in the US. Based on our review of the tax provisions of the Act, we do not anticipate any material impact to our financial position from the tax provisions contained in the Act.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 6:  Comprehensive Loss

	Three months ended March 31,
	2009	2008
Net loss	$(73.6)	$(63.4)
Foreign currency translation adjustment, net of tax	(26.4)	46.5
Adjustments to pension and other postretirement plans, net of tax	2.2	0.4
Net unrealized holding losses on securities, net of tax	(0.3)	(3.2)

Total comprehensive loss	(98.1)	(19.7)
Comprehensive loss attributable to noncontrolling interests	(6.6)	(0.6)

Comprehensive loss attributable to IPG	$(91.5)	$(19.1)

Note 7:  Incentive Compensation Plans

Our two types of incentive compensation include cash awards and stock-based compensation awards.

Cash Awards

In March 2009 the Compensation Committee of the Board of Directors approved the Interpublic Restricted Cash Plan (the “Cash Plan”). Under the Cash Plan, the Board of Directors, the Compensation Committee or the Plan Administrator may grant cash awards to certain employees eligible to receive stock-settled and cash-settled awards. Cash awards are generally granted on an annual basis, have a service period vesting condition and generally will vest in three years. On March 31, 2009, the Compensation Committee granted awards under the Cash Plan with a total value of $26.7.

In March 2009 the Board of Directors approved two amendments to the 2006 Performance Incentive Plan (“2006 PIP”). The first amendment allows cash awards to be granted for a multiple year term, the effect of which permits targets to be based on future year performance. The second amendment allows deferral of 100% of an individual award until it vests. Once the amendments were approved, the Compensation Committee granted performance cash awards to certain employees who otherwise would have been eligible to receive performance-based stock awards. These awards have a service period vesting condition and a performance vesting condition. The amount of the performance cash award received by an employee with a performance vesting condition can range from 0% to 200% of the target amount of the original grant value. Performance cash awards generally vest in three years. A committee of the Board of Directors may grant performance cash awards to any eligible employee; however, no employee can receive more than $5.0 during a performance period. On March 31, 2009 the Compensation Committee granted new performance cash awards under the 2006 PIP with a total target value of $31.5.

We amortize the present value of the amount expected to vest for cash awards and performance cash awards over the vesting period using the straight line method, less an assumed forfeiture rate. Cash awards do not fall within the scope of SFAS No. 123R, Share-Based Payment, as they are not paid in equity and the value of the award is not correlated with our stock price. Due to the cash nature of the payouts and the vesting period, we account for these awards in accordance with APB Opinion No. 12, Deferred Compensation Contracts.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Stock-Based Compensation

We issued the following stock-based awards under the 2006 Performance Incentive Plan during the three months ended March 31, 2009:

	Awards	Weighted-average grant-date fair value (per award)
Stock options	3.8	$2.69
Stock-settled awards	7.3	$4.13
Cash-settled awards	1.2	$4.09
Performance-based awards	0.8	$4.02

Total stock-based compensation awards	13.1

Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date, are generally exercisable between two and four years from the grant date and expire ten years from the grant date (or earlier in the case of certain terminations of employment).

We grant other stock-based compensation awards such as stock-settled awards, cash-settled awards and performance-based awards (settled in cash or shares) to certain key employees. The number of shares or units received by an employee for performance-based awards depends on Company and/or individual performance against specific performance targets and could range from 0% to 200% of the target amount of shares originally granted. Incentive awards are subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The vesting period is generally three years. Upon completion of the vesting period for cash-settled awards, which include restricted stock units expected to be settled in cash, the grantee is entitled to receive a payment in cash or in shares of common stock based on the fair market value of the corresponding number of shares of common stock. No monetary consideration is paid by a recipient for any incentive award, and the fair value of the shares on the grant date is amortized over the vesting period, except for cash-settled awards where the quarterly-adjusted fair value based on our share price is amortized over the vesting period. The holders of cash-settled and performance-based awards have no ownership interest in the underlying shares of common stock until the awards vest and the shares of common stock are issued.

In conjunction with our annual grant of long-term incentive compensation awards we review our estimates and assumptions. This review in the first quarter of 2009 resulted in an increase to our estimated forfeiture rate, as our review of our actual forfeitures over the last ten years indicated a higher level of forfeitures than previously assumed.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 8:  Employee Benefits

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

	Domestic pension plans		Foreign pension plans		Postretirement benefit plans
Three months ended March 31,	2009	2008	2009	2008	2009	2008
Service cost	$—	$—	$2.6	$3.9	$0.1	$0.1
Interest cost	2.0	2.0	5.4	7.0	0.8	0.9
Expected return on plan assets	(1.9)	(2.6)	(3.2)	(6.3)	—	—
Amortization of:
Prior service cost	—	—	—	0.1	—	—
Unrecognized actuarial losses	2.5	1.2	0.6	0.2	—	0.3

Net periodic cost	$2.6	$0.6	$5.4	$4.9	$0.9	$1.3

During the three months ended March 31, 2009, we made contributions of $9.0 to our foreign pension plans and no contributions to our domestic pension plans. For the remainder of 2009, we expect to contribute approximately $16.0 to our foreign pension plans and approximately $10.0 to our domestic pension plans.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 9:  Segment Information

We have two reportable segments: Integrated Agency Networks (“IAN”), which is comprised of Draftfcb, Lowe, McCann Worldgroup and Mediabrands, and Constituency Management Group (“CMG”), which is comprised of a number of our specialist marketing service offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to our operating divisions and assessing operating division performance is operating income (loss), excluding the impact of restructuring and other reorganization-related (reversals) charges and long-lived asset impairment and other charges. Segment information is presented consistently with the basis described in our 2008 Annual Report on Form 10-K. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended March 31,
	2009	2008
Revenue:
IAN	$1,114.9	$1,241.1
CMG	210.4	244.1

Total	$1,325.3	$1,485.2

Segment operating (loss) income:
IAN	$(57.5)	$(19.8)
CMG	4.5	6.7
Corporate and other	(29.1)	(41.5)

Total	(82.1)	(54.6)

Restructuring and other reorganization-related reversals (charges)	0.2	(3.2)
Interest expense	(34.8)	(57.7)
Interest income	12.3	28.7
Other income (expense), net	4.9	(1.4)

Loss before income taxes	$(99.5)	$(88.2)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$32.6	$32.4
CMG	3.6	4.0
Corporate and other	5.6	6.7

Total	$41.8	$43.1

Capital expenditures:
IAN	$8.4	$25.1
CMG	0.9	4.4
Corporate and other	2.4	2.4

Total	$11.7	$31.9

	March 31, 2009	December 31, 2008
Total assets:
IAN	$8,919.5	$9,712.2
CMG	904.3	929.1
Corporate and other	1,105.9	1,483.9

Total	$10,929.7	$12,125.2

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 10:  Fair Value Measurements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) establishes a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We primarily apply the market approach for recurring fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Level 1	Level 3	Total
Assets
Cash equivalents	$967.5	$—	$967.5
Short-term marketable securities	16.5	—	16.5
Long-term investments(1)	15.3	6.7	22.0
Foreign currency derivatives	—	0.7	0.7

Total	$999.3	$7.4	$1,006.7

As a percentage of total assets	9.1%	0.1%	9.2%

Liabilities
Mandatorily redeemable noncontrolling interests(2)	$—	$33.5	$33.5

(1)

Level 3 investments relate to $12.5 in par value of asset backed auction rate securities. Since August 2007, auctions have failed due to insufficient bids from buyers, which required us to adjust the securities to a book value of $6.7 during the fourth quarter of 2007. We intend to hold our auction rate securities until we can recover the full principal and have classified the auction rate securities as long-term investments within other assets in our unaudited Condensed Consolidated Balance Sheet as of March 31, 2009.

(2)

Relates to obligations to purchase noncontrolling equity shares of consolidated subsidiaries, valued pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity. Fair value measurements of the obligation were based upon the amount payable as if the forward contracts were settled as of March 31, 2009.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

	Balance as of December 31, 2008	Level 3 additions	Realized gains (losses) included in net loss	Balance as of March 31, 2009
Assets
Auction rate securities	$6.7	$—	$—	$6.7
Foreign currency derivatives	0.8	—	(0.1)	0.7

Liabilities
Mandatorily redeemable noncontrolling interests	$21.6	$20.1	$8.2	$33.5

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Level 3 additions relate to an unconditional obligation to purchase an additional equity interest in an acquisition for cash and is considered to be a mandatorily redeemable financial instrument under SFAS 150. Realized gains (losses) included in net loss for foreign currency derivatives and mandatorily redeemable noncontrolling interests are reported as a component of other income (expense), net and interest expense, respectively.

Note 11:  Commitments and Contingencies

Legal Matters

We are or have been involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition.

Guarantees

As discussed in our 2008 Annual Report on Form 10-K, we have guarantees of certain obligations of our subsidiaries relating principally to credit facilities, certain media payables and operating leases of certain subsidiaries. The amount of such parent company guarantees was approximately $256.0 as of March 31, 2009 and December 31, 2008.

Note 12:  Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. Under the standard, an acquiring entity is required to record assets acquired and liabilities assumed in a business combination at fair value on the date of acquisition. Earn-out payments and other forms of contingent consideration are also required to be recorded at fair value on the acquisition date. The standard also requires fair value measurements to be used when recording noncontrolling interests and contingent liabilities. In addition, the standard requires all costs associated with the business combination, including restructuring costs, to be expensed as incurred. For the Company, SFAS 141R is effective prospectively for business combinations having an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to January 1, 2009 would also apply the provisions of SFAS 141R.

In March 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination (“FSP FAS 141(R)-1”), which amends the guidance in SFAS 141R, for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination. In addition, FSP FAS 141(R)-1 amends the existing guidance related to accounting for pre-existing contingent consideration assumed as part of the business combination. FSP FAS 141(R)-1 is effective for the Company January 1, 2009.

The adoption of SFAS 141R and FSP FAS 141(R)-1 did not have a significant impact on our unaudited Consolidated Financial Statements. However, any business combinations entered into in the future may impact our Consolidated Financial Statements as a result of the potential earnings volatility due to the changes described above.

In November 2008, the EITF issued Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), which is effective for the Company January 1, 2009. EITF 08-6 addresses the impact that SFAS 141R and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. The adoption of this guidance does not have an impact on our unaudited Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which is effective for the Company January 1, 2009. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between its liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This guidance does not apply to us since our existing convertible debt instruments are settled only in stock upon conversion, and as a result does not have an impact on our unaudited Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and subsidiaries (the “Company”, “Interpublic”, “we”, “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and in the 2008 Annual Report on Form 10-K, as well as our reports on Form 8-K and other SEC filings. Our Annual Report includes additional information about our significant accounting policies and practices as well as details about our most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:

EXECUTIVE SUMMARY provides an overview of our results of operations.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, financing and sources of funds.

CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion of our accounting policies that require critical judgment, assumptions and estimates in our 2008 Annual Report on Form 10-K.

RECENT ACCOUNTING STANDARDS, by reference to Note 1 and 12 to the unaudited Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2009.

EXECUTIVE SUMMARY

We are one of the world’s premier global advertising and marketing services companies. Our agencies create marketing programs for clients to achieve or improve their business results. This, in turn, generates sales, earnings and cash flow for us. Our agencies deliver services across the full spectrum of marketing disciplines and specialties, including advertising, direct marketing, public relations, mobile marketing, internet and search engine marketing, social media marketing, and media buying and planning. Major global brands in our portfolio of companies include Draftfcb, FutureBrand, GolinHarris, Initiative, Jack Morton, Lowe, McCann Erickson, Momentum, MRM, Octagon, Universal McCann and Weber Shandwick. Leading domestic brands include Campbell-Ewald, Carmichael Lynch, Deutsch, Hill Holliday, The Martin Agency, Mullen and R/GA.

Our strategic outlook for 2009 and beyond is for a media landscape that continues to grow more complex, such that our high-quality, comprehensive global services will remain critical to the competitiveness of our clients. Our objectives are to continue to strengthen our full range of marketing expertise, while focusing our investment on the fastest growing markets and disciplines. Over the long term, our financial objectives include maintaining our organic revenue growth at competitive levels and achieving further operating margin expansion, ultimately to the level of our global peer group. Accordingly, we remain focused on cost control and effective resource utilization, including the productivity of our employees, real estate, and information technology, and on reducing certain discretionary expenses.

We began 2009 with the global economy in recession and widespread uncertainty in financial markets, which has made business conditions extremely challenging for nearly all companies. These conditions adversely affected the demand for advertising and marketing services in the first quarter, and will present a challenge to the revenue and profit growth of our company and our sector as a whole for as long as they persist. While we cannot predict the magnitude and duration of the economic downturn or its impact on the demand for our services, we believe that we will continue to derive relative benefits from our diversified client base, global presence and broad range of services. Recent improvements in our financial reporting and business information systems provide us with timely and actionable insights from our businesses around the world. Our

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

extensive operating improvements over the past several years have strengthened our ability to effectively manage our expenses, and our balance sheet and liquidity are important sources of financial flexibility. These should also provide a measure of protection in a harsh business environment.

2009 First Quarter Highlights

	Three months ended March 31, 2009
% increase/(decrease)	Total	Organic
Revenue	(10.8%)	(5.6%)
Salaries and related expenses	(6.4%)	(1.8%)
Office and general expenses	(13.5%)	(8.4%)

	Three months ended March 31,
	2009	2008
Operating margin	(6.2%)	(3.9%)
Expenses as % of revenue
Salaries and related expenses	75.2%	71.7%
Office and general expenses	31.0%	32.0%

Net loss available to IPG common stockholders	$(73.9)	$(69.7)

Loss per share available to IPG common stockholders — basic and diluted	$(0.16)	$(0.15)

Operating cash flow	$(557.3)	$(288.0)

When we analyze period-to-period changes in our operating performance, we determine the portions of the change that are attributable to exchange rates and to the net effect of acquisitions and divestitures, and we consider that the remainder, which we call organic change, indicates how our underlying business performed. Our performance metrics that are used to analyze our results in the MD&A include the organic change in revenue, salaries and related expenses and office and general expenses, and the components of operating expenses, expressed as a percentage of revenue. Additionally, in certain of our discussions we analyze revenue by business sector and geographic region. In our business sector analysis, we focused on our top 100 clients, which represent over 50% of our consolidated revenue.

The change in our operating performance attributable to foreign currency rates is determined by converting the prior period results using the current period exchange rates and comparing the prior period adjusted amounts to the prior period results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues is generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. As a result, both positive and negative currency fluctuations against the U.S. Dollar will continue to affect our results of operations. Foreign currency fluctuations resulted in decreases of approximately 7% in revenues and salaries and related expenses and approximately 8% in office and general expenses, which contributed a net benefit of approximately 10% to operating loss for the three months ended March 31, 2009 compared to the prior-year period. During the second half of 2008 and the first three months of 2009 the U.S. Dollar strengthened against several foreign currencies, and if this trend continues, it could have a continuing negative impact on our consolidated results of operations.

For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years, we have acquired companies that we believe will enhance our offering and disposed of businesses that are not consistent with our strategic plan. For the three months ended March 31, 2009, the net effect of acquisitions and divestitures was to increase revenue and operating expenses compared to the respective prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

RESULTS OF OPERATIONS

Consolidated Results of Operations — Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

REVENUE

	Three months ended March 31, 2008	Components of change			Three months ended March 31, 2009	Change
		Foreign currency	Net acquisitions/ divestitures	Organic		Organic	Total
Consolidated	$1,485.2	$(107.9)	$31.6	$(83.6)	$1,325.3	(5.6%)	(10.8%)
Domestic	849.1	—	7.4	(75.1)	781.4	(8.8%)	(8.0%)
International	636.1	(107.9)	24.2	(8.5)	543.9	(1.3%)	(14.5%)
United Kingdom	146.5	(40.8)	—	5.8	111.5	4.0%	(23.9%)
Continental Europe	232.6	(32.6)	1.6	(7.6)	194.0	(3.3%)	(16.6%)
Asia Pacific	127.1	(10.6)	—	(8.7)	107.8	(6.8%)	(15.2%)
Latin America	65.0	(12.1)	—	2.2	55.1	3.4%	(15.2%)
Other	64.9	(11.8)	22.6	(0.2)	75.5	(0.3%)	16.3%

During the first quarter of 2009, our revenue decreased by $159.9, primarily consisting of an adverse foreign currency impact of $107.9 and an organic revenue decrease of $83.6, predominantly in the auto and transportation sector and to a lesser extent the financial services sector. Our remaining client sectors, in the aggregate, were relatively flat when compared to the prior-year period. The domestic organic decline was primarily driven by a pullback of existing client business in the advertising and events marketing businesses due to broader economic difficulties. The net international organic revenue decrease was primarily in the Asia Pacific region, mainly in Japan, where we have a significant presence, as well as throughout the Continental Europe region, due to lower spending from existing clients. The United Kingdom and Brazil had organic revenue increases due to increased spending from existing clients.

Our revenue is directly impacted by our ability to win new clients and the retention and spending levels of existing clients and is subject to fluctuations related to seasonal spending from our clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal holiday spending of our clients, incentives earned at year-end on various contracts and project work completed that is typically recognized during the fourth quarter. Additionally, revenues can fluctuate due to the timing of completed projects in the events marketing business, as revenue is typically recognized when the project is complete. Furthermore, we generally act as principal for these projects and as such record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses.

Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended March 31,
	2009	2008
Salaries and related expenses	$996.5	$1,064.8
Office and general expenses	410.9	475.0
Restructuring and other reorganization- related (reversals) charges	(0.2)	3.2

Total operating expenses	$1,407.2	$1,543.0

Operating loss	$(81.9)	$(57.8)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Salaries and Related Expenses

	2008	Components of change			2009	Change
		Foreign currency	Net acquisitions/ divestitures	Organic		Organic	Total
Three months ended March 31,	$1,064.8	$(74.8)	$25.7	$(19.2)	$996.5	(1.8%)	(6.4%)

Salaries and related expenses in the first quarter of 2009 decreased by $68.3 compared to the first quarter of 2008, consisting of a favorable foreign currency rate impact of $74.8 partially offset by the impact of net acquisitions of $25.7, resulting in an organic decrease of $19.2. The organic decrease was due to lower base salaries, benefits and temporary help of $19.5, primarily related to work force reductions we took in the fourth quarter of 2008 to prepare our businesses in response to the deteriorating economic outlook. In addition, we took further work force actions in the first quarter of 2009 resulting in an increase in severance charges of $28.5 when compared to the first quarter of 2008, as the challenging economic conditions continued in 2009. The severance charges in the first quarter of 2009 were primarily related to our advertising businesses in our Integrated Agency Network (“IAN”) segment and were spread across all geographic regions with the highest concentration in the U.S. and Continental Europe. The work force reduction that we initiated during the fourth quarter of 2008 and the first quarter of 2009 decreased headcount by approximately 2,800 employees. The reductions in the workforce will contribute to declines in base salaries and benefits through the remainder of the year. In addition, contributing to the organic decrease was a reduction in expected long-term incentive award expense, primarily related to higher actual forfeitures compared to estimates, which resulted in an increase to our forfeiture rate, and changes in our assumptions in achieving certain performance targets.

Changes in our incentive awards mix can impact future period expense as bonus awards are expensed during the year they are earned and long-term incentive awards are expensed over the performance period, generally three years. Factors impacting long-term incentive awards are the actual number of awards vesting and the change in our stock price. Additionally, changes can occur based on projected results and could impact trends between various periods in the future. See Note 7 to the unaudited Consolidated Financial Statements for further information on our incentive compensation plans.

The following table details our salary and related expenses as a percentage of consolidated revenue.

	Three months ended March 31,
	2009	2008
Salaries and related expenses	75.2%	71.7%
Base salaries, benefits and tax	64.3%	60.5%
Incentive expense	3.0%	3.8%
Severance expense	3.1%	0.9%
Temporary help	2.7%	3.6%
All other salaries and related expenses	2.1%	2.9%

Our staff cost ratio, defined as salaries and related expenses as a percentage of revenue, increased to 75.2% in the first quarter of 2009 from 71.7% in the first quarter of 2008, primarily driven by lower revenues and increased severance expense in the first quarter of 2009.

Office and General Expenses

	2008	Components of change			2009	Change
		Foreign currency	Net acquisitions/ divestitures	Organic		Organic	Total
Three months ended March 31,	$475.0	$(38.9)	$14.6	$(39.8)	$410.9	(8.4%)	(13.5%)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Office and general expenses in the first quarter of 2009 decreased by $64.1 compared to the first quarter of 2008, primarily consisting of an organic decrease of $39.8 and a favorable foreign currency rate impact of $38.9. The organic decrease was primarily due to lower discretionary spending as a result of cost containment efforts by the Company during the first quarter of 2009 and lower production expenses related to pass-through costs for certain projects where we act as a principal.

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

	Three months ended March 31,
	2009	2008
Office and general expenses	31.0%	32.0%
Professional fees	2.3%	2.5%
Occupancy expense (excluding depreciation and amortization)	9.6%	8.8%
Travel & entertainment, office supplies and telecommunications	4.0%	4.9%
All other office and general expenses	15.1%	15.8%

Our office and general expense ratio, defined as office and general expenses as a percentage of revenue, in the first quarter of 2009 decreased to 31.0% from 32.0% compared to the first quarter of 2008. The improvement in the office and general expense ratio was driven by a reduction in certain key expense categories, partly offset by lower revenue during the first quarter of 2009.

EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2009	2008
Cash interest on debt obligations	$(35.4)	$(50.7)
Non-cash interest	0.6	(7.0)

Interest expense	(34.8)	(57.7)
Interest income	12.3	28.7

Net interest expense	(22.5)	(29.0)
Other income (expense), net	4.9	(1.4)

Total	$(17.6)	$(30.4)

Net Interest Expense

For the three months ended March 31, 2009, cash interest expense and interest income decreased compared to the first quarter of 2008 primarily due to declining interest rates, mainly in the U.S. and the United Kingdom. Non-cash interest expense declined as a result of the reduction in value of an obligation to purchase noncontrolling equity shares of a consolidated subsidiary. See Note 10 to the unaudited Consolidated Financial Statements for further information.

Other Income (Expense), Net

Results of operations for the three months ended March 31, 2009 and 2008 include certain items which are either non-recurring or are not directly associated with our revenue producing operations such as sales of businesses and

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

investments and vendor discounts and credit adjustments. These items are included in the other income (expense), net line in the unaudited Consolidated Statements of Operations. Included in other expense, net, of $1.4 for the three months ended March 31, 2008 is a settlement estimate of $12.0 for our previously disclosed SEC investigation of our past restatement of our financial statements, which we settled in May 2008. This expense is partially offset by vendor discounts and credit adjustments due to the reversal of certain liabilities where the statute of limitations has lapsed.

INCOME TAXES

	Three months ended March 31,
	2009	2008
Loss before income taxes	$(99.5)	$(88.2)

Total benefit of income taxes	$(25.4)	$(23.7)

The effective tax rate for the first quarter of 2009 was 25.5%, compared to 26.9% for the same period a year ago. Our tax rates are affected by many factors, including our worldwide earnings from various countries, disposition activity, changes in legislation and tax characteristics of our income. Specifically, for the three months ended March 31, 2009, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the write-off of deferred tax assets related to restricted stock.

For the three months ended March 31, 2008, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes and losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances.

Segment Results of Operations — Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

As discussed in Note 9 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2009: IAN and CMG. We also report results for the Corporate and other group.

IAN

REVENUE

		Components of change				Change
	Three months ended March 31, 2008	Foreign currency	Net acquisitions/ divestitures	Organic	Three months ended March 31, 2009	Organic	Total
Consolidated	$1,241.1	$(91.4)	$31.6	$(66.4)	$1,114.9	(5.4%)	(10.2%)
Domestic	692.2	—	7.4	(58.1)	641.5	(8.4%)	(7.3%)
International	548.9	(91.4)	24.2	(8.3)	473.4	(1.5%)	(13.8%)

During the first quarter of 2009 our revenue decreased by $126.2, primarily consisting of an adverse foreign currency impact of $91.4 and an organic revenue decrease of $66.4, predominantly in the auto and transportation sector and to a lesser extent the financial services sector. The domestic organic revenue decrease was primarily driven by a pullback of existing client business throughout our advertising businesses. Partially offsetting this domestic organic decrease was a revenue increase at Draftfcb. The international organic revenue decrease occurred primarily in the Asia Pacific region, mainly in Japan, as well as throughout the Continental Europe region, due to lower spending from existing clients throughout our advertising businesses. The United Kingdom and Brazil had organic revenue increases due to increased client spending, primarily throughout our advertising businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

SEGMENT OPERATING LOSS

	Three months ended March 31,
	2009	2008	Change
Segment operating loss	$(57.5)	$(19.8)	190.4%
Operating margin	(5.2%)	(1.6%)

Operating loss increased during the first quarter of 2009 due to a decrease in revenue of $126.2, partially offset by decreases in office and general expenses of $48.0 and salaries and related expenses of $40.5. Lower office and general expenses were primarily due to lower production expenses and reduced discretionary expenses. The decrease in salaries and related expenses was due to lower base salaries, benefits and temporary help related to measures we have taken to realign our businesses because of the deteriorating economic conditions in the latter part of 2008 and into 2009. This was offset in part by higher severance charges in the first quarter of 2009, primarily related to McCann which were spread across all geographic regions. In addition, the decrease in salaries and related was due to a reduction in long-term incentive awards during the first quarter of 2009 consistent with explanations provided in the consolidated Salaries and Related Expenses section.

CMG

REVENUE

		Components of change				Change
	Three months ended March 31, 2008	Foreign currency	Net acquisitions/ divestitures	Organic	Three months ended March 31, 2009	Organic	Total
Consolidated	$244.1	$(16.5)	$—	$(17.2)	$210.4	(7.0%)	(13.8%)
Domestic	156.9	—	—	(17.0)	139.9	(10.8%)	(10.8%)
International	87.2	(16.5)	—	(0.2)	70.5	(0.2%)	(19.2%)

During the first quarter of 2009 revenue decreased by $33.7, consisting of an organic revenue decline of $17.2 and an adverse foreign currency impact of $16.5. The domestic organic revenue decrease was primarily due to the completion of several projects with existing clients in 2008 that did not recur in the first quarter of 2009 in our events marketing business and pullback of existing client business in certain of our public relations and branding businesses due to broader economic difficulties. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete.

SEGMENT OPERATING INCOME

	Three months ended March 31,
	2009	2008	Change
Segment operating income	$4.5	$6.7	(32.8%)
Operating margin	2.1%	2.7%

Operating income decreased during the first quarter of 2009 due to a decrease in revenue of $33.7, partially offset by a decrease in salaries and related expenses of $19.2 and office and general expenses of $12.3. Salaries and related expenses decreased primarily due to a decrease in base salaries, benefits and temporary help of $12.7 as a result of lower headcount resulting from lower revenues and from significant severance actions that occurred in the fourth quarter of 2008, primarily in the events marketing and branding businesses. Office and general expenses decreased due to lower production expenses in the events marketing business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line item within total segment operating loss and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, bonus, and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits, legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of these expenses are allocated to operating divisions based on a formula that uses the revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Corporate and other expenses for the first quarter of 2009 decreased by $12.4 to $29.1 primarily due to lower long-term incentive award expense and professional fees. The decrease in professional fees is primarily due to reduced external audit fees.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital:

	Three months ended March 31,
Cash Flow Data	2009	2008
Net cash used in operating activities	$(557.3)	$(288.0)
Net cash provided by (used in) investing activities	125.8	(47.0)
Net cash used in financing activities	(15.9)	(207.1)

Working capital usage (included in operating activities)	$(485.0)	$(240.6)

Balance Sheet Data	March 31, 2009	December 31, 2008	March 31, 2008
Cash, cash equivalents and marketable securities	$1,658.5	$2,274.9	$1,512.3

Short-term debt	$327.2	$332.8	$103.3
Long-term debt	1,781.9	1,786.9	2,050.3

Total debt	$2,109.1	$2,119.7	$2,153.6

Cash, cash equivalents and marketable securities decreased by $616.4 during the first three months of 2009. We typically use cash in the first quarter due to the seasonality of both revenue and working capital.

Operating Activities

Cash used in operating activities during the first three months of 2009 increased by $269.3 as compared to the first three months of 2008, primarily the result of an increased use of working capital of $244.4.

Net cash used in operating activities primarily reflects net loss of $73.6 and working capital usage of $485.0, partially offset by net non-cash expense items of $7.1. Cash generated or used by working capital reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. In the first three months of 2009 we used working capital of $485.0 compared to a use of working capital of

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

$240.6 in the first three months of 2008. The change is primarily due to the combined effect of strong growth in the latter part of 2008 at certain of our businesses and decreases due to economic conditions in the first quarter of 2009. Due to the seasonality of our business, we typically use cash in working capital in the first quarter and generate cash from working capital in the fourth quarter. Net non-cash expense items primarily include depreciation and amortization of fixed assets and intangible assets and deferred income tax benefits.

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

Investing Activities

Cash provided by investing activities during the first three months of 2009 includes net sales and maturities of short-term marketable securities partially offset by deferred payments on prior acquisitions and capital expenditures. Net sales and maturities of short-term marketable securities of $150.7 primarily relates to a redemption of a time deposit.

Financing Activities

Cash used in financing activities during the first three months of 2009 reflects dividend payments of $6.9 on our Series B Preferred Stock and distributions to noncontrolling interests of $6.5.

Exchange Rate Changes

The effect of exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a decrease of $17.8 during the three months ended March 31, 2009. This decrease primarily reflects the weakening of the Euro against the U.S. Dollar during this period.

LIQUIDITY OUTLOOK

Based on our cash flow forecasts we expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. In addition, we have back-up credit facilities available to support our operating needs. Our policy is to maintain a conservative approach to liquidity, which we believe is appropriate for our Company in view of the current conditions in the economy and financial markets. As a result, we are closely managing our spending and will defer or limit discretionary spending where possible, while continuing to position ourselves for growth in the future.

In the first quarter of 2009 the global economy was in recession, which is expected to persist at least through the first half of the year. Economic conditions have caused a decrease in demand for advertising and marketing services, which led to a decrease in our revenue during the first quarter. Should market conditions continue to adversely affect our clients, it could pose a challenge to our level of cash generation from operations. Furthermore, we have accounts receivable related to revenues earned and for pass-through costs incurred on behalf of our clients as well as expenditures billable to clients related to costs incurred and fees earned that have not yet been billed. Although we have not experienced a material increase in client defaults, current market conditions increase the likelihood that we could experience future losses. As of March 31, 2009 our largest client, based on 2008 revenue, accounted for approximately 3% of our accounts receivable and expenditures billable to clients.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

We maintain committed credit facilities to increase our financial flexibility. We have not drawn on any of our corporate credit facilities since 2003, although we use them to issue letters of credit to support commitments on behalf of certain clients. As discussed below, in July 2008 we entered into a $335.0 three-year credit agreement (the “2008 Credit Agreement”). This credit facility includes commitments from a syndicate of financial institutions. If any of the financial institutions in the syndicate were unable to perform and no other bank assumed that institution’s commitment, the total size of the facility would be reduced by the size of that institution’s commitment. We also have a $750.0 three-year credit agreement (the “2006 Credit Agreement”) that matures in June 2009. We replaced a portion of this facility in July of 2008 with our 2008 Credit Agreement. We do not plan on replacing the full amount of the 2006 Credit Agreement.

If, however, our business is adversely impacted by deterioration in the economic environment, it could lead us to seek new or additional sources of liquidity to fund our working capital needs or enhance our financial flexibility. Our ability to access the capital markets depends on a number of factors, which include those specific to us, such as our credit rating, and those related to the capital markets, such as the amount of available credit. Currently, for a non-investment grade company such as ours, the capital markets are challenging, with limited available financing at higher costs than in recent years. There can be no guarantee that we would be able to access new sources of liquidity on commercially reasonable terms.

Funding Requirements

Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, acquisitions, capital expenditures, payments related to vendor discounts and credits, debt service, preferred stock dividends, contributions to pension and postretirement plans, and taxes. In any twelve month period, we maintain substantial flexibility over significant uses of cash, including our capital expenditures and cash used for new acquisitions. Notable funding requirements include:

•	Debt service — Our $250.0 5.40% Senior Unsecured Notes mature on November 15, 2009. The remainder of our debt is primarily long-term, with maturities scheduled from 2010 to 2023.

•

Acquisitions — During the twelve months ended December 31, 2009, we estimate paying approximately $73.0 of deferred payments related to acquisitions completed in previous years. We also expect to continue to evaluate potential new strategic acquisitions.

•

Payments related to vendor discounts and credits — Of the liabilities recognized as part of the 2004 Restatement, we estimate that we will pay approximately $20.0 primarily related to vendor discounts and credits over the next 12 months. As of March 31, 2009 our liability balance for these payments was $119.8.

•

Contributions to pension and postretirement plans — Our funding policy regarding our pension plan is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as determined to be appropriate to improve the plans’ funded status. For the three months ended March 31, 2009, we contributed $9.0 to our foreign pension plans and had no contributions to our domestic pension plans. For the remainder of 2009 we expect to contribute approximately $16.0 to our foreign pension plans and approximately $10.0 to our domestic pension plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

FINANCING AND SOURCES OF FUNDS

Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous locations throughout the world, including amounts held outside of the U.S. Our liquid assets are held primarily at the holding company level, and to a lesser extent at our largest subsidiaries. Below is a summary of our sources of liquidity as of March 31, 2009:

	March 31, 2009
	Total Facility	Amount Outstanding	Letters of Credit		Total Available
Cash, cash equivalents and marketable securities					$1,658.5
Committed
2006 Credit Agreement	$750.0	$—	$128.1	(1)	$621.9
2008 Credit Agreement	$335.0	$—	$—		$335.0
Uncommitted
Non-U.S.	$383.3	$73.6	$1.0		$308.7

(1)

We are required from time to time to post letters of credit, primarily to support our commitments, or those of our subsidiaries, to purchase media placements, mostly in locations outside the U.S., or to satisfy other obligations. These letters of credit have historically not been drawn upon.

The 2008 Credit Agreement is a revolving facility, under which amounts borrowed by us or any of our subsidiaries designated under the 2008 Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $335.0 or the equivalent in other currencies, and the aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the 2008 Credit Agreement are unsecured. The 2008 Credit Agreement includes restrictive covenants and financial covenants and as of March 31, 2009, we were in compliance with all applicable financial covenants, as seen in the table below.

Covenants	Four Quarters Ending March 31, 2009
Interest Coverage Ratio (not less than)	4.50x
Actual Interest Coverage Ratio	6.25x

Leverage Ratio (not greater than)	3.25x
Actual Leverage Ratio	2.61x

EBITDA (not less than)	$600.0
Actual EBITDA	$809.2

EBITDA Reconciliation	Four Quarters Ending March 31, 2009
Operating Income	$565.6
Add:
Depreciation and amortization	241.5
Non-cash charges	2.1

EBITDA	$809.2

If we believed we would not be able to comply with these financial covenants in the future, we would seek an amendment and/or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we do not comply with these financial covenants and are unable to obtain the necessary amendment or waiver, the 2008 Credit Agreement could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit with one of our lenders funds in an amount equal to any outstanding letters of credit. As of March 31, 2009 there was no outstanding principal or letters of credit, but we plan to use the 2008 Credit Agreement in the second quarter for our letters of credit when the 2006 Credit Agreement expires.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The 2006 Credit Agreement can be utilized for cash advances and for letters of credit in an aggregate amount not to exceed $750.0 outstanding at any time. The aggregate face amount of letters of credit may not exceed $600.0 at any time. Our obligations under the 2006 Credit Agreement are unsecured, and we are not subject to any financial or other material restrictive covenants under this facility. This facility expires in June of 2009 and we have not drawn on it.

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the U.S., and the amount outstanding as of March 31, 2009 was $73.6. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of March 31, 2009 was approximately 2%.

We aggregate our net domestic cash position on a daily basis. Outside the U.S., we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Condensed Consolidated Balance Sheets reflect cash, net of overdrafts, under all of our pooling arrangements and as of March 31, 2009 the amount netted was $809.2.

DEBT RATINGS

Our long-term debt credit ratings as of April 17, 2009 were as follows:

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Ba3	B+	BB+
Outlook	Positive	Stable	Positive

The most recent change in our credit ratings occurred on March 5, 2009 when Standard and Poor’s changed our outlook from positive to stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2008 included in our 2008 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2008 Annual Report on Form 10-K, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and on other factors that we consider reasonable under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2008. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING STANDARDS

Please refer to Note 1 and Note 12 to our unaudited Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2009. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of March 31, 2009 and December 31, 2008, approximately 84% of our debt obligations bore interest at fixed interest rates. We have used interest rate swaps to manage the mix of our fixed and floating rate debt obligations. However, we currently have none outstanding. Furthermore, we are not dependent on short-term funding, and the uncertainty in the credit market has not materially impacted our funding costs. Our pension plan assets are also exposed to market risk. As a result of the market decline in 2008, the fair value of our pension plan assets have declined, and, if unchanged, could result in higher pension expense and funding requirements in future periods. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our other current legal proceedings is set forth in Note 11 to the unaudited Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors

In the first quarter of 2009, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from January 1, 2009 to March 31, 2009:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31	8,824 shares	$3.85	—	—
February 1-28	9,958 shares	$3.28	—	—
March 1-31	1,292,194 shares	$4.10	—	—

Total(1)	1,310,976 shares	$4.09	—	—

(1)

Consists of restricted shares of our common stock, par value $.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the first quarter of 2009 (the “Withheld Shares”).

(2)

The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of common stock withheld each month.

Working Capital Restrictions and Other Limitations on the Payment of Dividends

The 2008 Credit Agreement contains certain covenants that, among other things, and subject to certain exceptions, restrict us from making cash acquisitions, making capital expenditures, repurchasing our common stock and declaring or paying cash dividend on our common stock, in excess of an aggregate amount of $600.0 million in any fiscal year. If we maintain a leverage ratio not greater than 2.75 to 1 at the end of any fiscal year, we may carry forward to the next fiscal year unused amounts of up to $200.0 million of the $600.0 million. If our leverage ratio is greater than 2.75 to 1 at the end of any fiscal year, we may not carry forward unused amounts, and cash common stock dividends and net share repurchases not otherwise permitted will be restricted to $400.0 million for the next fiscal year. In addition, the terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made.

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION

10(iii)(A)(1)	Amendment to The Interpublic Group of Companies, Inc. 2006 Performance Incentive Plan.

10(iii)(A)(2)	Description of Changes to the Compensation of Board Committee Chairs and Presiding Director.

10(iii)(A)(3)	The Interpublic Restricted Cash Plan.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ MICHAEL I. ROTH
Michael I. Roth Chairman and Chief Executive Officer

Date: April 28, 2009

By	/s/ CHRISTOPHER F. CARROLL
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: April 28, 2009

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10(iii)(A)(1)	Amendment to The Interpublic Group of Companies, Inc. 2006 Performance Incentive Plan.

10(iii)(A)(2)	Description of Changes to the Compensation of Board Committee Chairs and Presiding Director.

10(iii)(A)(3)	The Interpublic Restricted Cash Plan.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.