Form 10-Q
period 2009-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2009-07-28
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of July 17, 2009 was 486,111,579.

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” ”anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	potential effects of a challenging economy, for example, on the demand for our advertising and marketing services, on our clients’ financial condition and on our business or financial condition;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	risks associated with assumptions we make in connection with our critical accounting estimates, including changes in assumptions associated with any effects of a weakened economy;

•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

•

risks associated with the effects of global, national and regional economic and political conditions, including counterparty risks and fluctuations in economic growth rates, interest rates and currency exchange rates; and

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our most recent annual report on Form 10-K.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUE	$1,474.4	$1,835.7	$2,799.7	$3,320.9

OPERATING EXPENSES:
Salaries and related expenses	968.4	1,103.2	1,964.9	2,168.0
Office and general expenses	409.1	527.8	820.0	1,002.8
Restructuring and other reorganization-related charges (reversals)	—	4.1	(0.2)	7.3

Total operating expenses	1,377.5	1,635.1	2,784.7	3,178.1

OPERATING INCOME	96.9	200.6	15.0	142.8

EXPENSES AND OTHER INCOME:
Interest expense	(45.1)	(53.0)	(79.9)	(110.7)
Interest income	8.1	23.0	20.4	51.7
Other (expense) income, net	(23.3)	6.3	(18.4)	4.9

Total (expenses) and other income	(60.3)	(23.7)	(77.9)	(54.1)

Income (loss) before income taxes	36.6	176.9	(62.9)	88.7
Provision for (benefit of) income taxes	3.7	79.1	(21.7)	55.4

Income (loss) of consolidated companies	32.9	97.8	(41.2)	33.3
Equity in net (loss) income of unconsolidated affiliates	(1.5)	0.5	(1.0)	1.6

NET INCOME (LOSS)	31.4	98.3	(42.2)	34.9
Net (income) loss attributable to noncontrolling interests	(3.6)	(3.2)	3.0	(2.6)

NET INCOME (LOSS) ATTRIBUTABLE TO IPG	27.8	95.1	(39.2)	32.3
Dividends on preferred stock	(6.9)	(6.9)	(13.8)	(13.8)
Allocation to participating securities	—	(0.1)	—	(0.3)

NET INCOME (LOSS) AVAILABLE TO IPG COMMON STOCKHOLDERS	$20.9	$88.1	$(53.0)	$18.2

Earnings (loss) per share available to IPG common stockholders:
Basic	$0.04	$0.19	$(0.11)	$0.04
Diluted	$0.04	$0.17	$(0.11)	$0.04

Weighted-average number of common shares outstanding:
Basic	467.1	460.5	465.6	459.9
Diluted	507.5	516.0	465.6	498.3

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS:
Cash and cash equivalents	$1,760.5	$2,107.2
Marketable securities	10.9	167.7
Accounts receivable, net of allowance of $63.8 and $63.9	3,205.4	3,746.5
Expenditures billable to clients	1,021.9	1,099.5
Other current assets	355.7	366.7

Total current assets	6,354.4	7,487.6
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,109.5 and $1,055.8	521.8	561.5
Deferred income taxes	447.3	416.8
Goodwill	3,298.0	3,220.9
Other assets	443.6	438.4

TOTAL ASSETS	$11,065.1	$12,125.2

LIABILITIES:
Accounts payable	$3,380.4	$4,022.6
Accrued liabilities	2,204.8	2,521.6
Short-term debt	137.3	332.8

Total current liabilities	5,722.5	6,877.0
Long-term debt	1,901.1	1,786.9
Deferred compensation and employee benefits	551.3	549.8
Other non-current liabilities	367.4	378.9

TOTAL LIABILITIES	8,542.3	9,592.6

Redeemable noncontrolling interests (see Note 4)	262.8	288.4

STOCKHOLDERS’ EQUITY:
Preferred stock	525.0	525.0
Common stock	47.0	46.4
Additional paid-in capital	2,416.8	2,413.5
Accumulated deficit	(485.3)	(446.1)
Accumulated other comprehensive loss, net of tax	(263.9)	(318.5)

	2,239.6	2,220.3
Less: Treasury stock	(14.0)	(14.0)

Total IPG stockholders’ equity	2,225.6	2,206.3
Noncontrolling interests	34.4	37.9

TOTAL STOCKHOLDERS’ EQUITY	2,260.0	2,244.2

TOTAL LIABILITIES AND EQUITY	$11,065.1	$12,125.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(42.2)	$34.9
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	84.5	86.3
Provision for (reversal of) bad debt	8.6	(0.4)
Amortization of restricted stock and other non-cash compensation	24.8	43.0
Amortization of bond discounts and deferred financing costs	13.8	13.7
Loss on early extinguishment of debt	24.6	—
Deferred income tax benefit	(27.1)	(5.6)
Other	6.8	6.7
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	602.3	347.3
Expenditures billable to clients	79.2	(100.8)
Prepaid expenses and other current assets	(7.2)	(29.6)
Accounts payable	(710.0)	(98.5)
Accrued liabilities	(337.5)	(176.0)
Other non-current assets and liabilities	(44.0)	(9.1)

Net cash (used in) provided by operating activities	(323.4)	111.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including deferred payments, net of cash acquired	(32.2)	(26.3)
Capital expenditures	(27.7)	(58.8)
Net sales and maturities (purchases) of short-term marketable securities	157.4	(3.1)
Other investing activities	(0.8)	3.5

Net cash provided by (used in) investing activities	96.7	(84.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 10.0% Senior Notes due 2017	587.7	—
Purchase of long-term debt	(698.3)	(190.8)
Issuance costs	(15.8)	(0.8)
Net increase (decrease) in short-term bank borrowings	13.8	(18.4)
Distributions to noncontrolling interests	(17.4)	(7.9)
Preferred stock dividends	(13.8)	(13.8)
Other financing activities	(6.2)	(7.3)

Net cash used in financing activities	(150.0)	(239.0)

Effect of exchange rate changes on cash and cash equivalents	30.0	27.9

Net decrease in cash and cash equivalents	(346.7)	(183.9)
Cash and cash equivalents at beginning of year	2,107.2	2,014.9

Cash and cash equivalents at end of period	$1,760.5	$1,831.0

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in Millions)

(Unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total IPG Stockholders’ Equity	NCI	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	477.1	$46.4	$525.0	$2,413.5	$(446.1)	$(318.5)	$(14.0)	$2,206.3	$37.9	$2,244.2
Comprehensive income:
Net loss					(39.2)			(39.2)	(3.0)	(42.2)
Foreign currency translation adjustment, net of tax						47.6		47.6	1.5	49.1
Changes in market value of securities available-for-sale, net of tax						1.1		1.1		1.1
Recognition of previously unrealized loss on securities available-for-sale, net of tax						(0.3)		(0.3)		(0.3)
Unrecognized losses, transition obligation and prior service cost, net of tax						6.2		6.2		6.2

Total comprehensive income								$15.4	$(1.5)	$13.9

Reclassifications to redeemable noncontrolling interests									15.6	15.6
Noncontrolling interest transactions				(4.1)				(4.1)	(0.9)	(5.0)
Distributions to noncontrolling interests									(17.4)	(17.4)
Change in redemption value of redeemable noncontrolling interests				10.0				10.0		10.0
Preferred stock dividends				(13.8)				(13.8)		(13.8)
Stock-based compensation				25.2				25.2		25.2
Restricted stock, net of forfeitures	9.1	0.6		(15.9)				(15.3)		(15.3)
Other	0.3			1.9				1.9	0.7	2.6

Balance at June 30, 2009	486.5	$47.0	$525.0	$2,416.8	$(485.3)	$(263.9)	$(14.0)	$2,225.6	$34.4	$2,260.0

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME – (CONTINUED)

(Amounts in Millions)

(Unaudited)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total IPG Stockholders’ Equity	NCI	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	471.7	$45.9	$525.0	$2,541.2	$(741.1)	$(118.6)	$(14.0)	$2,238.4	$36.7	$2,275.1
Comprehensive income:
Net income					32.3			32.3	2.6	34.9
Foreign currency translation adjustment, net of tax						39.8		39.8	—	39.8
Changes in market value of securities available-for-sale, net of tax						(1.3)		(1.3)		(1.3)
Recognition of previously unrealized loss on securities available-for-sale, net of tax						(0.5)		(0.5)		(0.5)
Unrecognized gains, transition obligation and prior service cost, net of tax						(1.8)		(1.8)		(1.8)

Total comprehensive income								$68.5	$2.6	$71.1

Reclassifications to redeemable noncontrolling interests									2.3	2.3
Noncontrolling interest transactions									(0.1)	(0.1)
Distributions to noncontrolling interests									(7.9)	(7.9)
Change in redemption value of redeemable noncontrolling interests				1.2				1.2		1.2
Preferred stock dividends				(13.8)				(13.8)		(13.8)
Stock-based compensation				43.5				43.5		43.5
Restricted stock, net of forfeitures	5.0	0.4		(10.5)				(10.1)		(10.1)
Other	0.2			2.3				2.3	(0.4)	1.9

Balance at June 30, 2008	476.9	$46.3	$525.0	$2,563.9	$(708.8)	$(82.4)	$(14.0)	$2,330.0	$33.2	$2,363.2

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 1:  Basis of Presentation

The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. (together with its subsidiaries, the “Company,” “Interpublic,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from those estimates. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2008 Annual Report on Form 10-K as filed on February 27, 2009 and the revisions made on Form 8-K dated as of June 8, 2009.

In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior periods to conform to the current period presentation.

Note 2:  Debt and Credit Arrangements

Long-Term Debt

A summary of the carrying amounts and fair values of our long-term debt is as follows.

	Effective Interest Rate	June 30, 2009		December 31, 2008
		Book Value	Fair Value [3]	Book Value	Fair Value [3]
5.40% Senior Unsecured Notes due 2009	5.43%	$36.0	$36.4	$249.9	$230.0
Floating Rate Senior Unsecured Notes due 2010 (less unamortized discount of $3.6)	8.65%	246.4	235.0	245.1	225.0
7.25% Senior Unsecured Notes due 2011	7.25%[1]	36.4	37.8	501.8	315.0
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.6)	6.29%[1]	350.2	301.0	350.2	185.5
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $12.2)	10.38%	587.8	609.0	—	—
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $8.3)	3.50%	208.3	189.7	209.5	137.4
4.50% Convertible Senior Notes due 2023	4.50%	8.7	7.9	8.7	5.7
4.25% Convertible Senior Notes due 2023 (plus unamortized premium of $39.1)	0.58%	439.1	380.7	446.3	288.0
Other notes payable and capitalized leases		27.6		29.4

Total long-term debt		1,940.5		2,040.9
Less: Current portion [2]		39.4		254.0

Long-term debt, excluding current portion		$1,901.1		$1,786.9

1	Excludes the effect of related gains/losses on interest rate swaps.
2	On November 15, 2009 our 5.40% Senior Unsecured Notes mature, so we have included these Notes in short-term debt on our June 30, 2009 and December 31, 2008 Consolidated Balance Sheets.
3	In accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, we have provided the fair value of our long-term debt. Fair values are derived from trading quotes by institutions making a market in the securities and estimations of value by those institutions using proprietary models.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Senior Notes due 2017

On June 15, 2009 we issued $600.0 in aggregate principal amount of 10.00% Senior Unsecured Notes due 2017 (the “2017 Notes”) at 97.958% of par through a private placement. As a result, the 2017 Notes were reflected on our unaudited Consolidated Balance Sheet at their fair value at issuance, or $587.7. The discount of $12.3 will be amortized through the maturity date, July 15, 2017, using the effective interest method. Interest is payable semi-annually in arrears on January 15th and July 15th of each year commencing on January 15, 2010. Capitalized direct fees of $15.7 related to the issuance of the 2017 Notes will be amortized in interest expense through the maturity date. Consistent with our other debt securities, the 2017 Notes include covenants that, among other things, limit our liens and the liens of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.

We used the proceeds of the 2017 Notes primarily to fund our tender offers to purchase outstanding 7.25% Notes due 2011 (the “2011 Notes”) and Floating Rate Notes due 2010 (the “2010 Notes”). Excess funds raised in the offering but not used in the tender offers can be used for the repayment, repurchase or redemption of other indebtedness, general corporate purposes and working capital.

At any time prior to July 15, 2013, we may, at our option, redeem all or some of the 2017 Notes at their principal amount plus a make-whole premium and accrued and unpaid interest. At any time on or after July 15, 2013, we may, at our option, redeem the 2017 Notes, in whole or in part, at the following redemption prices, expressed as a percentage of principal amount set forth below, plus accrued and unpaid interest, if redeemed during the twelve month period beginning on July 15th of the years indicated below.

Year	Percentage of Principal
2013	105.00%
2014	102.50%
2015 and thereafter	100.00%

If we have a change of control event, each holder of the 2017 Notes will have the right to require us to repurchase all or any part of that holder’s notes. We will offer payment in cash equal to 101.00% of the aggregate principal amount of the 2017 Notes repurchased plus accrued and unpaid interest to the date of repurchase.

Tender Offers

On June 8, 2009, we launched tender offers to purchase, for cash, (i) any and all of our $250.0 5.40% Notes due 2009 (the “2009 Notes”) and (ii) up to $500.0 in aggregate principal amount of our outstanding 2011 Notes and 2010 Notes with an early tender date of June 19, 2009 and an expiration date of July 6, 2009. We used the proceeds from the offering of the 2017 Notes first to purchase tendered 2011 Notes, and then to purchase on a pro-rated basis tendered 2010 Notes. We used cash on hand to purchase the tendered 2009 Notes. The tendered notes that were accepted for purchase received accrued and unpaid interest to, but not including, the settlement date. The purchase price for our tendered notes per $1,000 aggregate principal amount in whole dollars is listed below.

	Early Tender Price [1]	Tender Offer Price
2009 Notes	$1,010	$980
2011 Notes	$1,040	$1,010
2010 Notes	$1,000	$970

1	Includes an early tender premium of $30 per $1,000 principal amount of notes paid only to holders that validly tendered such notes during the early tender period that were accepted for purchase. Holders of notes tendered after the early tender period but before the end of the tender period did not receive the early tender premium.

On June 22, 2009, we settled early tenders of the 2009 Notes and the 2011 Notes. We purchased $213.9 aggregate principal amount of the 2009 Notes and $463.7 aggregate principal amount of the 2011 Notes. Cash paid to purchase the

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

2009 Notes and 2011 Notes that were tendered during the early tender period, including accrued and unpaid interest, was $711.4. The 2010 Notes tendered during the early tender period that were accepted for purchase received the early tender price; they were not, however, considered for purchase until the final settlement date. Holders who did not tender the 2009 Notes, 2011 Notes or 2010 Notes during the early tender period were able to tender their notes before the expiration of the tender period on July 6, 2009, but did not receive an early tender premium.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and APB Opinion No. 26, Early Extinguishment of Debt, the settlement of our tender offers were treated as a debt extinguishment because we were relieved of our debt obligation upon settlement. We compared the proportionate share of the net carrying amount, which includes the carrying amount due at maturity, adjusted for unamortized discounts, debt issuance costs and gains and losses on interest rate swaps, if applicable, to the reacquisition price for each of the tendered 2009 Notes and 2011 Notes. Since the reacquisition price was greater than the net carrying amount for the 2009 Notes and the 2011 Notes, we recorded a charge of $24.6 reflected in other (expense) income, net in the unaudited Consolidated Statement of Operations during the second quarter of 2009.

Subsequent to June 30, 2009

On July 7, 2009, we settled tenders for the 2009 Notes, 2011 Notes and 2010 Notes that had not been settled at the early settlement date. We purchased less than $0.1 aggregate principal amount of the 2009 Notes and 2011 Notes as well as $36.3 aggregate principal amount of the 2010 Notes. Cash paid to purchase the 2009 Notes, 2011 Notes and 2010 Notes that were purchased at the end of the final tender period, including accrued and unpaid interest, was $36.5. As a result of the final settlement of our tender offers, we will record a debt extinguishment charge of approximately $0.8 reflected in other (expense) income, net in the Consolidated Statement of Operations during the third quarter of 2009.

In July, we entered into a series of interest rate swap agreements related to our 6.25% Senior Unsecured Notes due 2014 (the “6.25% Notes”). These swap agreements economically convert $100.0 notional amount of our $350.0 6.25% Notes from fixed rate to floating rate debt. The interest rate swap agreements became effective July 16 and July 21, 2009 and have a maturity of November 15, 2014, coinciding with the maturity of the 6.25% Notes. We pay a variable interest rate based upon the three-month U.S. LIBOR rate plus a fixed spread and receive a fixed interest rate of 6.25%. The variable interest rate is reset and we make our interest payments quarterly on February 15th, May 15th, August 15th and November 15th. We receive fixed payments semi-annually on May 15th and November 15th. We account for the interest rate swap agreements as a fair value hedge, and changes in the value of the swap should offset changes in the value of the $100.0 fixed-rate debt attributable to the change in the three-month U.S. LIBOR rate. At inception, the interest rate swap agreements met the criteria for the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and thus will have no impact on our Consolidated Balance Sheet.

Credit Arrangements

A summary of our credit facilities is listed below.

	June 30, 2009				December 31, 2008
	Total Facility	Amount Outstanding	Letters of Credit	Total Available	Total Facility	Amount Outstanding	Letters of Credit	Total Available
Committed
2006 Credit Agreement	$—	$—	$—	$—	$750.0	$—	$128.1	$621.9
2008 Credit Agreement	$335.0	$—	$92.8	$242.2	$335.0	$—	$—	$335.0

Uncommitted
Non-U.S.	$400.0	$97.9	$0.8	$301.3	$386.3	$78.8	$1.1	$306.4

On June 15, 2009, our $750.0 Three-Year Credit Agreement, dated as of June 13, 2006 (the “2006 Credit Agreement”) expired. As of the expiration date, there was no outstanding principal and the outstanding letters of credit were replaced with

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

letters of credit issued under our $335.0 Three-Year Credit Agreement (the “2008 Credit Agreement”). In connection with the 2006 Credit Agreement we issued 67.9 warrants, consisting of 29.1 capped warrants (the “Capped Warrants”) and 38.8 uncapped warrants (the “Uncapped Warrants”) with a stated exercise date of June 15, 2009. We have elected that, should there be any settlement, each warrant holder will be paid in cash. The amount to be paid, if any, will be based on the difference between the stated exercise price of the warrant and the market price of one share of our common stock calculated over a 30-trading-day period between June 18, 2009 and July 29, 2009. For the Capped Warrants, the exercise price is $9.89 per warrant, but the amount deliverable upon exercise is capped so a holder will not benefit from appreciation of the common stock above $12.36 per share. For the Uncapped Warrants, the exercise price is $11.91 per warrant.

On May 13, 2009, we entered into Amendment No. 1 to the 2008 Credit Agreement to preserve our ability to use the 2008 Credit Agreement in the event of any bankruptcy or related event with respect to General Motors Corporation (“GM”) and/or any of its affiliates. Amendment No. 1 modifies the definition of EBITDA under the 2008 Credit Agreement to exclude from the determination of consolidated EBITDA any effects arising from any bankruptcy or other adverse event with respect to GM and/or any of its affiliates, limited to an aggregate amount of $150.0 of cash charges and an aggregate amount of $100.0 of non-cash charges. On June 1, 2009, GM and certain of its U.S. affiliates filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. We did not incur any cash or non-cash charges related to GM during the second quarter of 2009.

On June 5, 2009, we entered into Amendment No. 2 to the 2008 Credit Agreement to modify terms of the financial covenants. As of the end of each fiscal quarter, we will be required to maintain an (i) an interest coverage ratio (EBITDA to net interest expense plus cash dividends on convertible preferred stock) for the four quarters then ended of not less than 3.75 to 1, (ii) a leverage ratio (debt as of such date to EBITDA) for the four quarters then ended of not greater than 3.25 to 1, and (iii) minimum EBITDA for the four quarters then ended of not less than $550.0 through June 30, 2010 and $600.0 thereafter. As of June 30, 2009, we were in compliance with all applicable covenants.

As of June 30, 2009 and December 31, 2008, there were no borrowings under our committed credit facilities. However, there were borrowings under the uncommitted facilities made by several of our subsidiaries outside the U.S. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities as of June 30, 2009 and December 31, 2008 was approximately 1% and 3%, respectively.

Note 3:  Earnings (Loss) Per Share

Earnings (loss) per basic common share available to IPG common stockholders equals net income (loss) available to IPG common stockholders divided by the weighted average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share available to IPG common stockholders equals net income (loss) available to IPG common stockholders adjusted to exclude, if dilutive, preferred stock dividends, allocation to participating securities and interest expense related to potentially dilutive securities calculated using the effective interest rate, divided by the weighted average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued.

In periods when we generate income, we calculate basic earnings per share available to IPG common stockholders using the two-class method, pursuant to Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under SFAS Statement No. 128. The two-class method is required as our 4.50% Convertible Senior Notes qualify as participating securities, having the right to receive dividends or dividend equivalents should dividends be declared on common stock. Under this method, earnings for the period (after deduction for contractual preferred stock dividends) are allocated on a pro-rata basis to the common stockholders and to the holders of participating securities based on their right to receive dividends. We do not use the two-class method in periods when we generate a loss as the holders of the 4.50% Convertible Notes do not participate in losses.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The two-class method could also be required for our redeemable noncontrolling interests, which have been reflected as “mezzanine equity” in the unaudited Consolidated Balance Sheets as a result of our adoption of EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities (“EITF D-98”). Each reporting period, redeemable noncontrolling interests will be reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value will also impact additional paid-in capital, but will not impact net income (loss). To the extent that the redemption value increases and exceeds the then current fair value of a redeemable noncontrolling interest, net income (loss) available to IPG common stockholders (used to calculate earnings (loss) per share) could be reduced by that increase, subject to certain limitations. The partial or full recovery of these reductions to net income (loss) available to IPG common stockholders (used to calculate earnings (loss) per share) is limited to cumulative prior period reductions.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss) available to IPG common stockholders – basic	$20.9	$88.1	$(53.0)	$18.2
Add: Effect of dilutive securities
Interest on 4.25% Convertible Senior Notes	0.4	0.4	—	0.7
Interest on 4.75% Convertible Senior Notes	—	1.0	—	—

Net income (loss) available to IPG common stockholders – diluted	$21.3	$89.5	$(53.0)	$18.9

Weighted-average number of common shares outstanding – basic	467.1	460.5	465.6	459.9
Effect of dilutive securities:
Restricted stock and stock options	8.2	7.2	—	6.2
4.25% Convertible Senior Notes	32.2	32.2	—	32.2
4.75% Convertible Senior Notes	—	16.1	—	—

Weighted-average number of common shares outstanding – diluted	507.5	516.0	465.6	498.3

Earnings (loss) per share available to IPG common stockholders – basic	$0.04	$0.19	$(0.11)	$0.04
Earnings (loss) per share available to IPG common stockholders – diluted	$0.04	$0.17	$(0.11)	$0.04

Basic and diluted shares outstanding and loss per share are equal for the six months ended June 30, 2009 because our potentially dilutive securities are antidilutive as a result of the net loss available to IPG common stockholders. The following table presents the potential shares excluded from diluted earnings (loss) per share because the effect of including these potential shares would be antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock options and non-vested restricted stock awards	—	—	7.0	—
4.75% Convertible Senior Notes	16.1	—	16.1	16.1
4.25% Convertible Senior Notes	—	—	32.2	—
4.50% Convertible Senior Notes	0.7	0.7	0.7	7.1
Series B Preferred Stock	38.4	38.4	38.4	38.4

Total	55.2	39.1	94.4	61.6

Securities excluded from the diluted (loss) earnings per share calculation because the exercise price was greater than the average market price:
Stock options [1]	25.8	25.5	25.8	25.6
Warrants [2]	67.9	67.9	67.9	67.9

1	These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury stock method would reduce this amount.
2	The potential dilutive impact of the warrants is based upon the difference between the market price of one share of our common stock and the stated exercise prices of the warrants. See Note 2 for further discussion.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 4:  Supplementary Data

Accrued Liabilities

	June 30, 2009	December 31, 2008
Media and production expenses	$1,653.3	$1,708.3
Salaries, benefits and related expenses	310.2	466.5
Office and related expenses	55.7	69.6
Professional fees	19.3	24.7
Restructuring and other reorganization-related	4.9	10.0
Interest	17.7	30.6
Acquisition obligations	39.5	53.9
Other	104.2	158.0

Total accrued liabilities	$2,204.8	$2,521.6

2004 Restatement Liabilities

	June 30, 2009	December 31, 2008
Vendor discounts and credits	$124.4	$126.0
Internal investigations (includes asset reserves)	2.5	2.2
International compensation arrangements	4.6	5.8

Total 2004 restatement liabilities	$131.5	$134.0

As part of the 2004 Restatement, we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. Also as part of the 2004 Restatement, we recognized liabilities related to internal investigations and international compensation arrangements.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Redeemable Noncontrolling Interests

Many of our acquisitions include provisions under which the noncontrolling equity owners can require us to purchase additional interests in a subsidiary at their discretion. Payments for these redeemable noncontrolling interests are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress. As a result of revisions made to EITF D-98, which is effective for the Company January 1, 2009, we reflect these obligations for redeemable noncontrolling interests as “mezzanine equity” in the unaudited Consolidated Balance Sheets. The following table presents changes in redeemable noncontrolling interests presented in “mezzanine equity” in the unaudited Consolidated Balance Sheets.

Balance as of December 31, 2007	$101.2
Noncontrolling interest balance related to redeemable noncontrolling interests	11.7
Change in redemption value of redeemable noncontrolling interests:
Redeemable noncontrolling interests related to current year transactions	203.2
Redemptions	(17.1)
Redemption value adjustments [1]	(10.6)

Balance as of December 31, 2008	288.4

Noncontrolling interest balance related to redeemable noncontrolling interests	(15.6)
Change in redemption value of redeemable noncontrolling interests:
Redeemable noncontrolling interests related to current year transactions	2.8
Redemptions	(2.9)
Redemption value adjustments [1]	(9.9)

Balance as of June 30, 2009	$262.8

1	Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustment to the redemption value impacts additional paid-in capital.

Other (expense) income, net

Results of operations for the three and six months ended June 30, 2009 and 2008 include certain items which are either non-recurring or are not directly associated with our revenue producing operations.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Loss on early extinguishment of debt [1]	$(24.6)	$—	$(24.6)	$—
(Losses) gains on sales of businesses and investments	(2.8)	3.1	(2.8)	3.6
Vendor discounts and credit adjustments [2]	4.7	3.2	6.2	10.3
Litigation settlement [3]	—	—	—	(12.0)
Other (expense) income, net	(0.6)	—	2.8	3.0

Total other (expense) income, net	$(23.3)	$6.3	$(18.4)	$4.9

1	During the second quarter of 2009, we recorded a charge of $24.6 related to the settlement of our early tender offers for the 2009 Notes and 2011 Notes. See Note 2 for further information.
2	We are in the process of settling our liabilities related to vendor discounts and credits established during the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.
3	During May 2008, the SEC concluded its investigation that began in 2002 into our financial reporting practices, resulting in a settlement charge of $12.0, which was accrued in the first quarter of 2008.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 5:  Income Taxes

For the three and six months ended June 30, 2009, the difference between the effective tax rate and the statutory rate of 35% is primarily due to the recognition of previously unrecognized tax benefits, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the write-off of deferred tax assets related to restricted stock.

For the three months ended June 30, 2009, we recognized previously unrecognized tax benefits and related interest (net of federal benefit) of $23.4 related to the IRS appeals settlement regarding items of income and expense attributable to the 2004 Restatement. The $23.4 includes a decrease of $14.4 of gross unrecognized tax benefits resulting from tax positions taken in prior periods and a decrease of $15.1 of gross interest on unrecognized tax benefits.

In May 2009, we finalized our proceeding with the IRS appeals division for the 1997-2002 IRS audit cycle. As a result of this we received a cash refund of approximately $27.0 in July. We expect to complete our discussions with the IRS appeals division regarding the years 2003 and 2004 by the end of the current year.

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

With respect to all tax years open to examination by U.S. federal and various state, local and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $65.0 and $75.0 in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations. This net decrease is related to various items of income and expense, including transfer pricing adjustments and adjustments in various state and local jurisdictions.

We have effectively settled the U.S. federal income tax audits for years prior to 2005. With limited exceptions, we are no longer subject to state and local income tax audits for the years prior to 1999 or non-U.S. income tax audits for the years prior to 2000.

In April 2009, the Obama administration proposed new corporate income tax provisions as part of the administration’s 2010 budget outline. Included in those proposals are changes to U.S. federal income taxation of international operations of U.S.-based multinational corporations. As a U.S.-based multinational corporation, we could be impacted by a number of the tax proposals, if such proposals were to become law as currently proposed. While we have not yet determined the extent of the impact of any such proposals on our effective and cash tax rates, we expect that if such proposals were to become law, there would be a negative impact to our effective and cash tax rates.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 6:  Comprehensive Income

	Three months ended June 30,
	2009	2008
Net Income	$31.4	$98.3
Foreign currency translation adjustment, net of tax	74.0	(6.7)
Adjustments to pension and other postretirement plans, net of tax	4.0	(2.2)
Net unrealized holding gains on securities, net of tax	1.1	1.4

Total comprehensive income	110.5	90.8
Comprehensive income attributable to noncontrolling interests	5.1	3.2

Comprehensive income attributable to IPG	$105.4	$87.6

Comprehensive income for the six months ended June 30, 2009 and 2008 is displayed in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Note 7:  Incentive Compensation Plans

2009 Performance Incentive Plan

We issue stock and cash based incentive awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (“the “Compensation Committee”) and approved by our shareholders. In May 2009, our shareholders approved the 2009 Performance Incentive Plan (the “2009 PIP”), which replaced the 2006 Performance Incentive Plan (the “2006 PIP”) and previous incentive plans. The number of shares of common stock initially available for granting new stock options and stock appreciation rights under the 2009 PIP is 8.1. The number of shares of common stock initially available for performance-based awards and other stock-based awards under the 2009 PIP is 26.5. Subject to the terms of the 2009 PIP, there are limits on the number of shares that may be awarded to any one participant for each type of award. The vesting period of awards granted is generally commensurate with the requisite service period. We generally issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards. Additionally, we have the ability to issue performance cash awards. The performance cash awards are granted to certain employees who otherwise would have been eligible to receive performance-based stock awards. These awards have a service period vesting condition and a performance vesting condition. The amount of the performance cash award received by an employee with a performance vesting condition can range from 0% to 200% of the target amount of the original grant value. Performance cash awards generally vest in three years. A committee of the Board of Directors may grant performance cash awards to any eligible employee; however, no employee can receive more than $6.0 during a performance period.

Cash Awards

In March 2009 the Compensation Committee approved the Interpublic Restricted Cash Plan (the “Cash Plan”). Under the Cash Plan, the Board of Directors, the Compensation Committee or the Plan Administrator may grant cash awards to certain employees eligible to receive stock-settled and cash-settled awards. Cash awards are generally granted on an annual basis, have a service period vesting condition and generally vest in three years. During the six months ended June 30, 2009 the Compensation Committee granted awards under the Cash Plan with a total value of $26.8 and we recognized $1.4 in salaries and related expense in our unaudited Consolidated Statement of Operations.

The 2006 PIP was amended to grant performance cash awards in March 2009. During the six months ended June 30, 2009 the Compensation Committee granted new performance cash awards under the 2006 PIP and the 2009 PIP with a total target value of $31.6, and we recognized $1.6 in salaries and related expense in our unaudited Consolidated Statement of Operations.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

We amortize the present value of the amount expected to vest for cash awards and performance cash awards over the vesting period using the straight-line method, less an assumed forfeiture rate. Cash awards do not fall within the scope of SFAS No. 123R, Share-Based Payment, as they are not paid in equity and the value of the award is not correlated with our stock price. Due to the cash nature of the payouts and the vesting period, we account for these awards in accordance with APB Opinion No. 12, Deferred Compensation Contracts.

Stock-Based Compensation

We issued the following stock-based awards under the 2006 PIP and the 2009 PIP during the six months ended June 30, 2009.

	Awards	Weighted-average grant-date fair value (per award)
Stock options	3.8	$2.69
Stock-settled awards	7.5	$4.16
Cash-settled awards	1.2	$4.15
Performance-based awards	1.5	$6.25

Total stock-based compensation awards	14.0

Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date, are generally exercisable between two and four years from the grant date and expire ten years from the grant date (or earlier in the case of certain terminations of employment).

We grant other stock-based compensation awards such as stock-settled awards, cash-settled awards and performance-based awards (settled in cash or shares) to certain key employees. The number of shares or units received by an employee for performance-based awards depends on Company performance against specific performance targets and could range from 0% to 200% of the target amount of shares originally granted. Incentive awards are subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The vesting period is generally three years. Upon completion of the vesting period for cash-settled awards, which include restricted stock units expected to be settled in cash, the grantee is entitled to receive a payment in cash or in shares of common stock based on the fair market value of the corresponding number of shares of common stock. No monetary consideration is paid by a recipient for any incentive award, and the fair value of the shares on the grant date is amortized over the vesting period, except for cash-settled awards where the quarterly-adjusted fair value based on our share price is amortized over the vesting period. The holders of cash-settled and performance-based awards have no ownership interest in the underlying shares of common stock until the awards vest and the shares of common stock are issued.

In conjunction with our annual grant of long-term incentive compensation awards we reviewed our estimates and assumptions in the first quarter of 2009, which resulted in an increase to our estimated forfeiture rate, as our review of our actual forfeitures over the last ten years indicated a higher level of forfeitures than previously assumed.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 8:  Employee Benefits

We have a defined benefit plan which covers substantially all regular U.S. employees employed through March 31, 1998. In addition, some of our agencies have other domestic plans which are closed to new participants. We also have numerous plans outside of the U.S., some of which are funded, while others provide payments at the time of retirement or termination under applicable labor laws or agreements. Some of our domestic and foreign subsidiaries also provide postretirement health benefits to eligible employees and their dependents. Additionally, some of our domestic subsidiaries provide postretirement life insurance to eligible employees. Certain immaterial foreign pension plans have been excluded from the tables below. The components of net periodic cost for the domestic pension plans, the principal foreign pension plans and the postretirement benefit plans are listed below.

	Domestic pension plans		Foreign pension plans		Postretirement benefit plans
Three months ended June 30,	2009	2008	2009	2008	2009	2008
Service cost	$—	$—	$2.7	$4.4	$0.1	$0.2
Interest cost	2.1	2.2	5.6	7.1	0.8	0.9
Expected return on plan assets	(1.9)	(2.6)	(3.3)	(6.2)	—	—
Amortization of:
Transition obligation	—	—	—	—	0.1	0.1
Prior service cost (credit)	—	—	0.1	0.1	(0.1)	(0.1)
Unrecognized actuarial losses	2.7	1.7	0.6	0.1	—	0.2
Curtailment gain	—	—	—	(0.3)	—	—
Settlement loss	—	—	1.5	—	—	—

Net periodic cost	$2.9	$1.3	$7.2	$5.2	$0.9	$1.3

	Domestic pension plans		Foreign pension plans		Postretirement benefit plans
Six months ended June 30,	2009	2008	2009	2008	2009	2008
Service cost	$—	$—	$5.3	$8.3	$0.2	$0.3
Interest cost	4.1	4.2	11.0	14.1	1.6	1.8
Expected return on plan assets	(3.8)	(5.2)	(6.5)	(12.5)	—	—
Amortization of:
Transition obligation	—	—	—	—	0.1	0.1
Prior service cost (credit)	—	—	0.1	0.2	(0.1)	(0.1)
Unrecognized actuarial losses	5.2	2.9	1.2	0.3	—	0.5
Curtailment gain	—	—	—	(0.3)	—	—
Settlement loss	—	—	1.5	—	—	—

Net periodic cost	$5.5	$1.9	$12.6	$10.1	$1.8	$2.6

During the three and six months ended June 30, 2009, we made contributions of $5.1 and $14.1, respectively, to our foreign pension plans and no contributions to our domestic pension plans. For the remainder of 2009, we expect to contribute approximately $12.0 to our foreign pension plans and approximately $5.0 to our domestic pension plans.

Note 9:  Segment Information

We have two reportable segments: Integrated Agency Networks (“IAN”), which is comprised of Draftfcb, Lowe, McCann Worldgroup, Mediabrands and our domestic integrated agencies, and Constituency Management Group (“CMG”), which is comprised of a number of our specialist marketing service offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to our operating divisions and assessing operating division performance is operating income, excluding the impact of restructuring

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

and other reorganization-related charges (reversals) and long-lived asset impairment and other charges, if applicable. Segment information is presented consistently with the basis described in our 2008 Annual Report on Form 10-K as filed on February 27, 2009 and Form 8-K dated as of June 8, 2009. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
IAN	$1,248.2	$1,538.7	$2,363.1	$2,779.8
CMG	226.2	297.0	436.6	541.1

Total	$1,474.4	$1,835.7	$2,799.7	$3,320.9

Segment operating income:
IAN	$114.5	$220.6	$57.0	$200.8
CMG	20.8	25.5	25.3	32.2
Corporate and other	(38.4)	(41.4)	(67.5)	(82.9)

Total	96.9	204.7	14.8	150.1

Restructuring and other reorganization-related (charges) reversals	—	(4.1)	0.2	(7.3)
Interest expense	(45.1)	(53.0)	(79.9)	(110.7)
Interest income	8.1	23.0	20.4	51.7
Other (expense) income, net	(23.3)	6.3	(18.4)	4.9

Income (loss) before income taxes	$36.6	$176.9	$(62.9)	$88.7

Depreciation and amortization of fixed assets and intangible assets:
IAN	$33.5	$32.3	$66.1	$64.7
CMG	3.6	4.4	7.2	8.4
Corporate and other	5.6	6.5	11.2	13.2

Total	$42.7	$43.2	$84.5	$86.3

Capital expenditures:
IAN	$12.5	$23.6	$20.9	$48.7
CMG	1.3	2.0	2.2	6.4
Corporate and other	2.2	1.3	4.6	3.7

Total	$16.0	$26.9	$27.7	$58.8

	June 30, 2009	December 31, 2008
Total assets:
IAN	$9,030.0	$9,712.2
CMG	908.2	929.1
Corporate and other	1,126.9	1,483.9

Total	$11,065.1	$12,125.2

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 10:  Fair Value Measurements

SFAS No. 157, Fair Value Measurements, establishes a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We primarily apply the market approach for recurring fair value measurements. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Level 1	Level 3	Total
Assets
Cash equivalents	$1,068.7	$—	$1,068.7
Short-term marketable securities	10.9	—	10.9
Long-term investments [1]	18.5	6.7	25.2
Foreign currency derivatives	—	0.8	0.8

Total	$1,098.1	$7.5	$1,105.6

As a percentage of total assets	9.9%	0.1%	10.0%

Liabilities
Mandatorily redeemable noncontrolling interests [2]	$—	$37.2	$37.2

1	During the second quarter of 2009, we recorded a charge of $0.6 reflected in other (expense) income, net in the unaudited Consolidated Statement of Operations related to one of our Level 1 investments that had an other-than-temporary decline in value that reduced the carrying amount to $0.6. Level 3 investments relate to $12.5 in par value of asset backed auction rate securities. Since August 2007, auctions have failed due to insufficient bids from buyers, which required us to adjust the securities to a book value of $6.7 during the fourth quarter of 2007. We intend to hold our auction rate securities until we can recover the full principal and have classified the auction rate securities as long-term investments within other assets in our unaudited Consolidated Balance Sheets.
2	Relates to obligations to purchase noncontrolling equity shares of consolidated subsidiaries, valued pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity. Fair value measurements of the obligation were based upon the amount payable as if the forward contracts were settled as of June 30, 2009.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis utilizing Level 3 inputs.

Three months ended June 30, 2009

	Balance as of March 31, 2009	Level 3 additions	Realized gains (losses) included in net income	Balance as of June 30, 2009
Assets
Auction rate securities	$6.7	$—	$—	$6.7
Foreign currency derivatives	0.7	—	0.1	0.8

Liabilities
Mandatorily redeemable noncontrolling interests	$33.5	$—	$(3.7)	$37.2

Six months ended June 30, 2009

	Balance as of December 31, 2008	Level 3 additions	Realized gains (losses) included in net loss	Balance as of June 30, 2009
Assets
Auction rate securities	$6.7	$—	$—	$6.7
Foreign currency derivatives	0.8	—	—	0.8

Liabilities
Mandatorily redeemable noncontrolling interests	$21.6	$20.1	$4.5	$37.2

Level 3 additions relate to an unconditional obligation to purchase an additional equity interest in an acquisition for cash, which is considered to be a mandatorily redeemable financial instrument. Realized gains (losses) included in net income (loss) for foreign currency derivatives and mandatorily redeemable noncontrolling interests are reported as a component of other (expense) income, net and interest expense, respectively, in the unaudited Consolidated Statements of Operations.

Note 11:  Commitments and Contingencies

Legal Matters

We are or have been involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition, results of operations or cash flow.

Guarantees

As discussed in our 2008 Annual Report on Form 10-K, we have guarantees of certain obligations of our subsidiaries relating principally to credit facilities, certain media payables and operating leases of certain subsidiaries. The amount of such parent company guarantees was $268.7 and $255.7 as of June 30, 2009 and December 31, 2008, respectively.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 12:  Recent Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”), which is effective for the Company July 1, 2009. SFAS 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS 168 there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The adoption of SFAS 168 will not have any impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, (“SFAS 167”), which is effective for the Company January 1, 2010. SFAS 167 revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 also includes revised financial statement disclosures regarding the reporting entity’s involvement and risk exposure. We are currently evaluating the potential impact of SFAS 167 on the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”), which is effective for the Company June 30, 2009. SFAS 165 provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of SFAS 165 did not have a significant impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 to amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, which is effective for the Company June 30, 2009. The FSP requires a publicly traded company to include disclosures about fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, the guidance requires an entity to disclose either in the body or the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement No. 107. The adoption of this guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

In December 2007, the FASB issued SFAS 160, which requires a noncontrolling interest in a subsidiary to be reported as equity on our unaudited Consolidated Balance Sheets separate from the parent’s equity. The standard also requires transactions that do not result in the deconsolidation of the subsidiary be recorded as equity transactions, while those transactions that do result in a change from noncontrolling to controlling ownership or a deconsolidation of the subsidiary be recorded in net (loss) income with the gain or loss measured at fair value. SFAS 160 is effective January 1, 2009 and has been applied prospectively with the exception of presentation and disclosure requirements which have been applied retrospectively for all periods presented.

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

Note 13:  Subsequent Events

We have evaluated subsequent events through the filing of this Form 10-Q on July 28, 2009, and determined there have not been any events that have occurred that would require adjustments to our unaudited Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and subsidiaries (the “Company,” “Interpublic,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report, the 2008 Annual Report on Form 10-K as filed on February 27, 2009 and the revisions made on Form 8-K dated as of June 8, 2009, as well as our other reports on Form 8-K and other SEC filings. Our Annual Report includes additional information about our significant accounting policies and practices as well as details about our most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:

EXECUTIVE SUMMARY provides a discussion about our strategic outlook, factors influencing our business and an overview of our results of operations.

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

RECENT ACCOUNTING STANDARDS, by reference to Note 12 to the unaudited Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2009 and certain accounting standards which we have not yet been required to implement and may be applicable to our future operations.

EXECUTIVE SUMMARY

We are one of the world’s premier global advertising and marketing services companies. Our agencies create marketing programs for clients to achieve or improve their business results, which in turn, generates sales, earnings and cash flow for us. Our agencies deliver services across the full spectrum of marketing disciplines and specialties, including advertising, direct marketing, public relations, events marketing, mobile marketing, internet and search engine marketing, social media marketing and media buying and planning. Major global brands in our portfolio of companies include Draftfcb, FutureBrand, GolinHarris, Initiative, Jack Morton, Lowe, McCann Erickson, Momentum, MRM, R/GA, Octagon, Universal McCann and Weber Shandwick. Leading domestic brands include Campbell-Ewald, Carmichael Lynch, Deutsch, Hill Holliday, The Martin Agency and Mullen.

Our strategic outlook is that our high-quality, comprehensive global services will remain critical to the competitiveness of our clients for 2009 and beyond, in a media landscape that continues to grow more complex. Our business objectives are to continue to strengthen our full range of marketing expertise, while focusing our investment on the fastest growing markets and disciplines. Our long-term financial objectives include organic revenue growth at competitive levels while achieving further operating margin expansion, ultimately to the level of our global peer group. Accordingly, we remain focused on cost control, effective resource utilization, including the productivity of our employees, real estate, and information technology, and reduction of certain discretionary expenses.

The global economic recession has continued through the first half of 2009, which has made business conditions extremely challenging for nearly all companies. These conditions adversely affected the demand for advertising and marketing services in the first half of 2009, and will present a challenge to the revenue and profit growth of our Company and our sector as a whole for as long as they persist. These conditions, if they persist, could also require an interim evaluation of our assumptions with respect to the recoverability of our goodwill at certain reporting units, which could result in impairment charges. We initiated significant severance actions in the fourth quarter of 2008, which have continued through the first half of 2009. The benefits from these actions will continue to be recognized in future periods. While we cannot

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

predict the magnitude and duration of the economic downturn or its impact on the demand for our services, we believe that we will continue to derive benefits from our diversified client base, global presence and broad range of services.

Recent improvements in our financial reporting and business information systems provide us with timely and actionable insights from our businesses around the world, which allows us to more effectively manage our business. Our extensive internal reporting improvements over the past several years have strengthened our ability to effectively manage our expenses.

Our balance sheet and liquidity are important sources of financial flexibility. We have taken recent measures through July 7, 2009 to strengthen our debt maturity profile by issuing $600.0 in aggregate principal amount of notes due in 2017 and repurchasing $714.0 aggregate principal amount of notes maturing in 2009, 2010 and 2011.

One of our largest clients, General Motors Corporation (“GM”), and certain of its U.S. affiliates filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in June and completed their reorganization in July. We did not incur any charges related to outstanding amounts due from GM during the second quarter of 2009 as a result of the bankruptcy proceedings, and we are continuing to provide advertising services to GM.

Second Quarter and First Half of 2009 and 2008 Highlights

	Three months ended June 30, 2009		Six months ended June 30, 2009
	Total	Organic	Total	Organic
% decrease
Revenue	(19.7)%	(14.5)%	(15.7)%	(10.5)%
Salaries and related expenses	(12.2)%	(7.5)%	(9.4)%	(4.7)%
Office and general expenses	(22.5)%	(16.2)%	(18.2)%	(12.5)%

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating margin	6.6%	10.9%	0.5%	4.3%
Expenses as % of revenue
Salaries and related expenses	65.7%	60.1%	70.2%	65.3%
Office and general expenses	27.7%	28.8%	29.3%	30.2%

Net income (loss) available to IPG common stockholders	$20.9	$88.1	$(53.0)	$18.2

Earnings (loss) per share available to IPG common stockholders:
Basic	$0.04	$0.19	$(0.11)	$0.04
Diluted	$0.04	$0.17	$(0.11)	$0.04

When we analyze period-to-period changes in our operating performance we determine the portion of the change that is attributable to exchange rates and to the net effect of acquisitions and divestitures and the remainder, which we call organic change, indicates how our underlying business performed. The performance metrics that we use to analyze our results include the organic change in revenue, salaries and related expenses and office and general expenses, and the components of operating expenses, expressed as a percentage of revenue. These performance metrics are consistent with the information used by management to analyze our results. Additionally, in certain of our discussions we analyze revenue by business sector, where we focus on our top 100 clients, and geographic region.

The change in our operating performance attributable to foreign currency rates is determined by converting the prior period results using the current period exchange rates and comparing the prior period adjusted amounts to the prior period results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. As a result, both

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

positive and negative currency fluctuations against the U.S. Dollar will continue to affect our results of operations. Foreign currency fluctuations resulted in decreases of approximately 7% in revenues and salaries and related expenses and approximately 8% in office and general expenses, which contributed a net decrease of approximately 6% and 5% to operating income for the three and six months ended June 30, 2009, respectively, compared to the prior-year periods. During the second half of 2008 and the first half of 2009 the U.S. Dollar strengthened against several foreign currencies, and if this trend continues, it could have a continuing negative impact on our consolidated results of operations.

For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offering and disposed of businesses that are not consistent with our strategic plan. For the second quarter and first half of 2009, the net effect of acquisitions and divestitures increased revenue and operating expenses compared to the respective prior-year period.

RESULTS OF OPERATIONS

Consolidated Results of Operations – Three and Six Months Ended June 30, 2009 compared to Three and Six Months Ended June 30, 2008

REVENUE

	Three months ended June 30, 2008	Components of change			Three months ended June 30, 2009	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Consolidated	$1,835.7	$(130.3)	$35.1	$(266.1)	$1,474.4	(14.5)%	(19.7)%
Domestic	991.0	—	8.0	(151.9)	847.1	(15.3)%	(14.5)%
International	844.7	(130.3)	27.1	(114.2)	627.3	(13.5)%	(25.7)%
United Kingdom	164.5	(37.4)	—	(25.8)	101.3	(15.7)%	(38.4)%
Continental Europe	310.0	(47.3)	1.3	(43.8)	220.2	(14.1)%	(29.0)%
Asia Pacific	181.6	(15.0)	—	(26.1)	140.5	(14.4)%	(22.6)%
Latin America	93.4	(17.8)	—	2.3	77.9	2.5%	(16.6)%
Other	95.2	(12.8)	25.8	(20.8)	87.4	(21.8)%	(8.2)%

During the second quarter of 2009, our revenue decreased by $361.3 or 19.7% compared to the second quarter of 2008, primarily consisting of an organic revenue decrease of $266.1 or 14.5% and an adverse foreign currency impact of $130.3. The decrease is primarily attributable to the impact of global economic conditions on our business. Revenue from several of our top clients in the technology and telecom and the auto and transportation sectors decreased disproportionately in the quarter, resulting in a decrease of approximately 5%, excluding the foreign currency impact. In addition, nearly 2% of our organic revenue decrease was related to prior-year project assignments in our events marketing discipline, which, due to economic conditions, did not recur or were substantially curtailed.

Our revenue is directly impacted by our ability to win new clients and the retention and spending levels of existing clients. Revenue is also subject to fluctuations related to seasonal spending by our clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal holiday spending of our clients, incentives earned at year-end on various contracts and project work completed that is typically recognized during the fourth quarter. Additionally, revenues can fluctuate due to the timing of completed projects in the events marketing business, as revenue is typically recognized when the project is complete. We generally act as principal for these projects and as such record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Six months ended June 30, 2008	Components of change			Six months ended June 30, 2009	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Consolidated	$3,320.9	$(238.3)	$66.7	$(349.6)	$2,799.7	(10.5)%	(15.7)%
Domestic	1,840.1	—	15.4	(227.0)	1,628.5	(12.3)%	(11.5)%
International	1,480.8	(238.3)	51.3	(122.6)	1,171.2	(8.3)%	(20.9)%
United Kingdom	311.0	(78.1)	—	(20.0)	212.9	(6.4)%	(31.5)%
Continental Europe	542.5	(79.8)	2.9	(51.5)	414.1	(9.5)%	(23.7)%
Asia Pacific	308.8	(25.5)	—	(34.9)	248.4	(11.3)%	(19.6)%
Latin America	158.4	(29.9)	—	4.5	133.0	2.8%	(16.0)%
Other	160.1	(25.0)	48.4	(20.7)	162.8	(12.9)%	1.7%

During the first half of 2009, our revenue decreased by $521.2 or 15.7% compared to the first half of 2008, primarily consisting of an organic revenue decrease of $349.6 or 10.5% and an adverse foreign currency impact of $238.3. The organic decrease was driven by factors similar to those noted above for the second quarter of 2009.

Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Salaries and related expenses	$968.4	$1,103.2	$1,964.9	$2,168.0
Office and general expenses	409.1	527.8	820.0	1,002.8
Restructuring and other reorganization-related charges (reversals)	—	4.1	(0.2)	7.3

Total operating expenses	$1,377.5	$1,635.1	$2,784.7	$3,178.1

Operating income	$96.9	$200.6	$15.0	$142.8

Salaries and Related Expenses

	2008	Components of change			2009	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Three months ended June 30,	$1,103.2	$(75.2)	$23.6	$(83.2)	$968.4	(7.5)%	(12.2)%
Six months ended June 30,	2,168.0	(150.0)	49.3	(102.4)	1,964.9	(4.7)%	(9.4)%

Salaries and related expenses in the second quarter of 2009 decreased by $134.8 compared to the second quarter of 2008, primarily consisting of an organic decrease of $83.2 and a favorable foreign currency rate impact of $75.2. The organic decrease was due to lower base salaries, benefits and temporary help of $69.4, primarily related to work force reductions that were initiated in the fourth quarter of 2008 through the first half of 2009 to respond to the current economic conditions. We further reduced our work force in the second quarter of 2009 resulting in increased severance charges of $19.4 when compared to the second quarter of 2008. The largest components of our severance charges in the second quarter of 2009 were related to our advertising businesses in our Integrated Agency Network (“IAN”) segment and in Continental Europe and the U.S. regions. In total, the work force reductions we initiated since the fourth quarter of 2008 decreased headcount by approximately 4,100 employees, representing approximately 9% of our workforce. We expect additional workforce reductions in the third quarter, which will result in higher severance expense as compared to the prior-year period. We expect

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

that these workforce reductions will contribute to further declines in base salaries and benefits through the remainder of the year. Another factor contributing to the organic decrease was a reduction in incentive award expense as a result of lower expected awards to be earned in 2009 compared to the prior year as well as changes in our assumptions concerning the achievement of certain performance targets, resulting in lower-performance-based award accruals.

Salaries and related expenses in the first half of 2009 decreased by $203.1 compared to the first half of 2008, primarily consisting of a favorable foreign currency impact of $150.0 and an organic decrease of $102.4. We had an organic decrease for base salaries, benefits and temporary help of $88.9, partially offset by an organic increase of $47.9 for severance expense. The organic change was primarily due to factors similar to those noted above for the second quarter of 2009 as well as reductions in expected long-term incentive award expense, primarily related to higher actual forfeitures compared to estimates, which resulted in an increase to our forfeiture rate.

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

The following table details our salaries and related expenses as a percentage of consolidated revenue.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Salaries and related expenses	65.7%	60.1%	70.2%	65.3%
Base salaries, benefits and tax	55.6%	50.0%	59.7%	54.7%
Incentive expense	3.0%	3.9%	3.0%	3.9%
Severance expense	2.0%	0.6%	2.6%	0.7%
Temporary help	2.6%	3.2%	2.6%	3.4%
All other salaries and related expenses	2.5%	2.4%	2.3%	2.6%

Our staff cost ratio, defined as salaries and related expenses as a percentage of revenue, increased to 65.7% from 60.1% in the second quarter of 2009 and to 70.2% from 65.3% in the first half of 2009 from the comparable prior-year periods, primarily driven by lower revenues and increased severance expense.

Office and General Expenses

		Components of change				Change
	2008	Foreign currency	Net acquisitions/ (divestitures)	Organic	2009	Organic	Total
Three months ended June 30,	$527.8	$(42.5)	$9.2	$(85.4)	$409.1	(16.2)%	(22.5)%
Six months ended June 30,	1,002.8	(81.5)	23.8	(125.1)	820.0	(12.5)%	(18.2)%

Office and general expenses in the second quarter of 2009 decreased by $118.7 compared to the second quarter of 2008, primarily consisting of an organic decrease of $85.4 and a favorable foreign currency rate impact of $42.5. The organic decrease was due to our cost containment efforts which resulted in lower discretionary spending, primarily related to travel and entertainment. Additionally, we incurred lower production expenses related to pass-through costs for certain prior-year projects where we acted as principal that did not recur or decreased in size during the second quarter of 2009. Production expenses can vary significantly between periods depending upon the timing of completion of certain projects where we act as principal, which could impact trends between various periods in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Office and general expenses in the first half of 2009 decreased by $182.8 compared to the first half of 2008, primarily consisting of an organic decrease of $125.1 and a favorable foreign currency rate impact of $81.5. The organic decrease was due to factors similar to those noted above for the second quarter of 2009.

The following table details our office and general expenses as a percentage of consolidated revenue. All other office and general expenses includes production expenses, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Office and general expenses	27.7%	28.8%	29.3%	30.2%
Professional fees	1.7%	1.7%	2.0%	2.1%
Occupancy expense (excluding depreciation and amortization)	8.5%	7.1%	9.0%	7.9%
Travel & entertainment, office supplies and telecommunications	3.4%	4.3%	3.7%	4.6%
All other office and general expenses	14.1%	15.7%	14.6%	15.6%

Our office and general expense ratio, defined as office and general expenses as a percentage of revenue, decreased to 27.7% from 28.8% in the second quarter of 2009 and to 29.3% from 30.2% in the first half of 2009 from the comparable prior-year periods. The improvement in the office and general expense ratio was driven by a reduction in all key expense categories, partially offset by lower revenue.

EXPENSES AND OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cash interest on debt obligations	$(35.1)	$(46.3)	$(70.5)	$(97.0)
Non-cash interest	(10.0)	(6.7)	(9.4)	(13.7)

Interest expense	(45.1)	(53.0)	(79.9)	(110.7)
Interest income	8.1	23.0	20.4	51.7

Net interest expense	(37.0)	(30.0)	(59.5)	(59.0)
Other (expense) income, net	(23.3)	6.3	(18.4)	4.9

Total (expenses) and other income	$(60.3)	$(23.7)	$(77.9)	$(54.1)

Net Interest Expense

For the three and six months ended June 30, 2009, cash interest expense and interest income decreased when compared to the respective prior-year periods primarily due to declining interest rates, mainly in the U.S., United Kingdom and Continental Europe. The change in non-cash interest expense for the three and six months ended June 30, 2009 compared to the respective prior-year periods was a result of changes in the value of obligations to purchase noncontrolling equity shares of a consolidated subsidiary. See Note 10 to the unaudited Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Other (Expense) Income, net

Results of operations for the three and six months ended June 30, 2009 and 2008 include certain items which are either non-recurring or are not directly associated with our revenue producing operations.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Loss on early extinguishment of debt [1]	$(24.6)	$—	$(24.6)	$—
(Losses) gains on sales of businesses and investments	(2.8)	3.1	(2.8)	3.6
Vendor discounts and credit adjustments [2]	4.7	3.2	6.2	10.3
Litigation settlement [3]	—	—	—	(12.0)
Other (expense) income, net	(0.6)	—	2.8	3.0

Total other (expense) income, net	$(23.3)	$6.3	$(18.4)	$4.9

1	During the second quarter of 2009, we recorded a charge of $24.6 related to the early settlement of our tender offers for the 5.40% Notes due 2009 (the “2009 Notes”) and 7.25% Notes due 2011 (the “2011 Notes”). See Note 2 to the unaudited Consolidated Financial Statements for further information.
2	We are in the process of settling our liabilities related to vendor discounts and credits established during the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.
3	During May 2008, the SEC concluded its investigation that began in 2002 into our financial reporting practices, resulting in a settlement charge of $12.0.

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Income (loss) before income taxes	$36.6	$176.9	$(62.9)	$88.7

Provision for (benefit of) income taxes	$3.7	$79.1	$(21.7)	$55.4

The effective tax rate for the second quarter of 2009 is 10.1%, compared to 44.7% in the second quarter of 2008 and for the first half of 2009 is 34.5%, compared to 62.5% in the first half of 2008. Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. Specifically, for the three and six months ended June 30, 2009, the difference between the effective tax rate and the statutory rate of 35% is primarily due to the recognition of previously unrecognized tax benefits, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the write-off of deferred tax assets related to restricted stock.

For the three months ended June 30, 2009, we recognized previously unrecognized tax benefits and related interest (net of federal benefit) of $23.4 related to the IRS appeals settlement regarding items of income and expense attributable to the 2004 Restatement. The $23.4 includes a decrease of $14.4 of gross unrecognized tax benefits resulting from tax positions taken in prior periods and a decrease of $15.1 of gross interest on unrecognized tax benefits.

For the three and six months ended June 30, 2008, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and, for the six months ended June 30, 2008, the SEC settlement provision for which we received no tax benefit. The difference was also due to the release of valuation allowances during the three months ended June 30, 2008, in jurisdictions where we believed it was more likely than not that we will realize our deferred tax assets.

Segment Results of Operations – Three and Six Months Ended June 30, 2009 compared to Three and Six Months Ended June 30, 2008

As discussed in Note 9 to the unaudited Consolidated Financial Statements, we have two reportable segments as of June 30, 2009: IAN and Constituency Management Group (“CMG”). We also report results for the Corporate and other group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

IAN

REVENUE

		Components of change				Change
	Three months ended June 30, 2008	Foreign currency	Net acquisitions/ (divestitures)	Organic	Three months ended June 30, 2009	Organic	Total
Consolidated	$1,538.7	$(112.4)	$35.1	$(213.2)	$1,248.2	(13.9)%	(18.9)%
Domestic	801.1	—	8.0	(116.4)	692.7	(14.5)%	(13.5)%
International	737.6	(112.4)	27.1	(96.8)	555.5	(13.1)%	(24.7)%

During the second quarter of 2009, our revenue decreased by $290.5 compared to the second quarter of 2008, primarily consisting of an organic revenue decrease of $213.2 and an adverse foreign currency impact of $112.4. The domestic and international organic revenue decreases were primarily driven by a pullback of existing client business throughout all agencies within IAN, most predominantly in the technology and telecom and the auto and transportation sectors.

		Components of change				Change
	Six months ended June 30, 2008	Foreign currency	Net acquisitions/ (divestitures)	Organic	Six months ended June 30, 2009	Organic	Total
Consolidated	$2,779.8	$(204.1)	$66.7	$(279.3)	$2,363.1	(10.0)%	(15.0)%
Domestic	1,493.3	—	15.4	(174.4)	1,334.3	(11.7)%	(10.6)%
International	1,286.5	(204.1)	51.3	(104.9)	1,028.8	(8.2)%	(20.0)%

During the first half of 2009, our revenue decreased by $416.7 compared to the first half of 2008, primarily consisting of organic decrease of $279.3 and an adverse foreign currency impact of $204.1. The domestic and international organic decrease was driven by factors similar to those noted above for the second quarter of 2009.

SEGMENT OPERATING INCOME

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Segment operating income	$114.5	$220.6	(48.1)%	$57.0	$200.8	(71.6)%
Operating margin	9.2%	14.3%		2.4%	7.2%

Operating income decreased during the second quarter of 2009 when compared to the second quarter of 2008 due to a decrease in revenue of $290.5, partially offset by decreases in salaries and related expenses of $107.0 and office and general expenses of $77.4. The decrease in salaries and related expenses was due to lower base salaries, benefits and temporary help related to measures we have taken to realign our businesses because of the difficult economic conditions that began in the later part of 2008 and through second quarter of 2009. This was partially offset in part by higher severance charges in the second quarter of 2009, spread across all agencies and regions with the largest impact in the Continental Europe and U.S. regions, mainly at McCann. In addition, the decrease in salaries and related expenses was due to a reduction in incentive awards during the second quarter of 2009 consistent with explanations provided in the consolidated Salaries and Related Expenses section. Lower office and general expenses were primarily due to lower production expenses and reduced discretionary expenses, largely related to travel and entertainment.

Operating income decreased during the first half of 2009 when compared to the first half of 2008 due to a decrease in revenue of $416.7, partially offset by decreases in salaries and related expenses of $147.7 and office and general expenses of $125.2 and were driven by factors similar to those noted above for the second quarter of 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

CMG

REVENUE

		Components of change				Change
	Three months ended June 30, 2008	Foreign currency	Net acquisitions/ (divestitures)	Organic	Three months ended June 30, 2009	Organic	Total
Consolidated	$297.0	$(17.9)	$—	$(52.9)	$226.2	(17.8)%	(23.8)%
Domestic	189.9	—	—	(35.5)	154.4	(18.7)%	(18.7)%
International	107.1	(17.9)	—	(17.4)	71.8	(16.2)%	(33.0)%

During the second quarter of 2009, revenue decreased by $70.8 compared to the second quarter of 2008, consisting of an organic revenue decline of $52.9 and an adverse foreign currency impact of $17.9. The domestic and international organic revenue decreases were primarily due to the completion of several projects with existing clients in 2008 that did not recur or were substantially curtailed in the second quarter of 2009 in our events marketing business in addition to the pullback of existing client business in certain of our events marketing, public relations and branding businesses due to broader economic difficulties. The international organic decrease occurred throughout all regions of the world, primarily in the United Kingdom, China and Australia. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete.

		Components of change				Change
	Six months ended June 30, 2008	Foreign currency	Net acquisitions/ (divestitures)	Organic	Six months ended June 30, 2009	Organic	Total
Consolidated	$541.1	$(34.2)	$—	$(70.3)	$436.6	(13.0)%	(19.3)%
Domestic	346.8	—	—	(52.6)	294.2	(15.2)%	(15.2)%
International	194.3	(34.2)	—	(17.7)	142.4	(9.1)%	(26.7)%

During the first half of 2009, revenue decreased by $104.5 compared to the first half of 2008, consisting of an organic revenue decrease of $70.3 and an adverse foreign currency impact of $34.2 and was driven by factors similar to those noted above for the second quarter of 2009.

SEGMENT OPERATING INCOME

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Segment operating income	$20.8	$25.5	(18.4)%	$25.3	$32.2	(21.4)%
Operating margin	9.2%	8.6%		5.8%	6.0%

Operating income decreased during the second quarter of 2009 when compared to the second quarter of 2008 due to a decrease in revenue of $70.8, partially offset by a decrease in office and general expenses of $42.7 and salaries and related expenses of $23.4. Office and general expenses decreased due to lower production expenses in the events marketing business. Salaries and related expenses decreased primarily due to a decrease in base salaries, benefits and temporary help of $18.4 as a result of lower headcount from significant severance actions that occurred in the fourth quarter of 2008 due to a reduction in revenue, primarily in the events marketing and branding businesses.

Operating income decreased during the first half of 2009 when compared to the first half of 2008 due to a decrease in revenue of $104.5, partially offset by decreases in office and general expenses of $55.1 and salaries and related expenses of $42.5 and were driven by factors similar to those noted above for the second quarter of 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line item within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, bonus, and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits, legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of these expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Corporate and other expenses for the second quarter of 2009 decreased by $3.0 to $38.4 compared to the second quarter of 2008, primarily due to lower annual incentive award expense related to changes in our assumptions on achieving certain performance targets. For the first half of 2009, corporate and other expenses decreased by $15.4 to $67.5 compared to the first half of 2008, primarily due to lower annual incentive award expense as noted above for the second quarter of 2009 as well as reductions in expected long-term incentive award expense and reductions in professional fees. The decrease in professional fees is primarily due to reduced external audit and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Our key liquidity metrics are operating cash flow and changes in working capital. The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Six months ended June 30,
	2009	2008
Cash Flow Data
Net cash (used in) provided by operating activities	$(323.4)	$111.9
Net cash provided by (used in) investing activities	96.7	(84.7)
Net cash used in financing activities	(150.0)	(239.0)

Working capital usage (included in operating activities)	$(373.2)	$(57.6)

	June 30, 2009	December 31, 2008	June 30, 2008
Balance Sheet Data
Cash, cash equivalents and marketable securities	$1,771.4	$2,274.9	$1,856.0

Short-term debt	$137.3	$332.8	$91.8
Long-term debt	1,901.1	1,786.9	2,045.8

Total debt	$2,038.4	$2,119.7	$2,137.6

Cash, cash equivalents and marketable securities decreased by $503.5 during the first half of 2009.

Operating Activities

Cash used in operating activities during the first half of 2009 increased by $435.3 as compared to the first half of 2008, primarily the result of an increased use of working capital of $315.6. Net cash used in operating activities in the first half of 2009 primarily reflects net loss of $42.2 and working capital usage of $373.2, partially offset by net non-cash expense items

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

of $136.0. Cash generated or used by working capital reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. In the first half of 2009 we used working capital of $373.2 compared to a use of working capital of $57.6 in the first half of 2008. The change is primarily due to the combined effect of strong growth in the latter part of 2008 at certain of our businesses and decreases due to economic conditions in the first half of 2009, partially offset by improvements in working capital management at certain of our businesses. Net non-cash expense items primarily include depreciation and amortization of fixed assets and intangible assets, deferred income tax benefits, amortization of restricted stock and other non-cash compensation and the loss on early extinguishment of debt.

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

Investing Activities

Cash provided by investing activities during the first half of 2009 includes net sales and maturities of short-term marketable securities partially offset by deferred payments on prior acquisitions and capital expenditures. Net sales and maturities of short-term marketable securities of $157.4 primarily relates to a redemption of a time deposit.

Financing Activities

Cash used in financing activities during the first half of 2009 reflects proceeds, uses and fees related to our debt transactions. In the second quarter of 2009 we issued $600.0 in aggregate principal amount of our 2017 Notes at 97.958% of par and incurred related debt issuance costs. During the second quarter of 2009 we settled tenders of our 2009 Notes and 2011 Notes. As a result, we paid cash of $698.3, which includes early tender premiums, to purchase $213.9 aggregate principal amount of the 2009 Notes and $463.7 aggregate principal amount of the 2011 Notes. Total net cash used related to the second quarter of 2009 debt transactions, including issuance costs and discounts, was $126.4.

Additionally, cash used in financing activities reflects distributions to noncontrolling interests of $17.4 and dividend payments of $13.8 on our Series B Preferred Stock.

Exchange Rate Changes

The effect of exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in an increase of $30.0 during the six months ended June 30, 2009. This increase primarily reflects the strengthening of the Euro against the U.S. Dollar during this period, with the largest impact occurring in the second quarter of 2009.

LIQUIDITY OUTLOOK

Based on our cash flow forecasts we expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. In addition, we have a committed credit facility available to support our operating needs. Our policy is to maintain a conservative approach to liquidity, which

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

we believe is appropriate for our Company in view of the current conditions in the economy and financial markets. As a result, we are closely managing our spending and will defer or limit discretionary spending where possible, while continuing to position ourselves for growth in the future.

In the first half of 2009 the global economy was in a recession, which is expected to persist through the second half of the year. Economic conditions have caused a decrease in demand for advertising and marketing services, which led to a decrease in our revenue during the first half of 2009. Should market conditions continue to adversely affect our clients, it could continue to challenge our level of cash generation from operations. We have accounts receivable related to revenues earned and for pass-through costs incurred on behalf of our clients as well as expenditures billable to clients related to costs incurred and fees earned that have not yet been billed. Although we have not experienced a material increase in client defaults, current market conditions increase the likelihood that we could experience future losses. GM and certain of its U.S. affiliates filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on June 1, 2009, and completed their reorganization in July. We did not incur any charges related to outstanding amounts due from GM during the second quarter of 2009. Although GM’s bankruptcy proceedings have not been fully resolved, we do not expect to incur any material GM-related charges in the future.

We maintain a committed corporate credit facility to increase our financial flexibility. We have not drawn on any of our corporate credit facilities since 2003, although we use them to issue letters of credit to support commitments on behalf of certain clients. Our $750.0 three-year credit agreement (the “2006 Credit Agreement”) expired in June 2009. Prior to the expiration of our 2006 Credit Agreement, we replaced a portion of this facility in July of 2008 with our $335.0 Three-Year Credit Agreement (the “2008 Credit Agreement”), and we do not currently plan on replacing the full amount. The outstanding letters of credit under the 2006 Credit Agreement were replaced with letters of credit issued under the 2008 Credit Agreement in the second quarter of 2009. The 2008 Credit Agreement includes commitments from a syndicate of financial institutions, and if any of the financial institutions in the syndicate were unable to perform and no other bank assumed that institution’s commitment, the total size of the facility would be reduced by the size of that institution’s commitment. Additionally, during the second quarter of 2009 we amended the terms of our 2008 Credit Agreement to improve our financial flexibility.

We recently took measures to improve our debt profile. See “Financing and Sources of Funds” below and Note 2 to the unaudited Consolidated Financial Statements for further information. If, however, our business is adversely impacted by further deterioration in the economic environment, it could lead us to seek new or additional sources of liquidity to fund our working capital needs or enhance our financial flexibility. Our ability to access the capital markets depends on a number of factors, which include those specific to us, such as our credit rating, and those related to the capital markets, such as the amount of available credit. From time to time we evaluate market conditions and financing alternatives for opportunities to raise additional financing or otherwise improve our liquidity profile and enhance our financial flexibility. There can be no guarantee that we would be able to access new sources of liquidity on commercially reasonable terms.

Funding Requirements

Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, acquisitions, capital expenditures, payments related to vendor discounts and credits, debt service, preferred stock dividends, contributions to pension and postretirement plans, and taxes. Additionally, we may be required to make payments to minority owners if certain put options are exercised. In any twelve-month period, we maintain substantial flexibility over significant uses of cash, including our capital expenditures and cash used for new acquisitions. Notable funding requirements include:

•

Debt service – The remaining aggregate principal amount of $36.0 related to our 2009 Notes will be settled with available cash upon maturity on November 15, 2009. The remainder of our debt is primarily long-term, with maturities scheduled from 2010 to 2023.

•

Acquisitions – During the twelve months ended December 31, 2009, we estimate paying approximately $68.0 of deferred payments related to acquisitions completed in previous years, of which we paid approximately $25.0 in the first half of 2009. We also expect to continue to evaluate potential new strategic acquisitions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

•

Contributions to pension and postretirement plans – Our funding policy regarding our pension plan is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as determined to be appropriate to improve the plans’ funded status. For the three and six months ended June 30, 2009, we made contributions of $5.1 and $14.1, respectively, to our foreign pension plans and no contributions to our domestic pension plans. For the remainder of 2009, we expect to contribute approximately $12.0 to our foreign pension plans and approximately $5.0 to our domestic pension plans.

•

Payments related to vendor discounts and credits – Of the liabilities recognized as part of the 2004 Restatement, we estimate that we will pay approximately $20.0 primarily related to vendor discounts and credits over the next twelve months. As of June 30, 2009, our liability balance for these payments was $124.4.

FINANCING AND SOURCES OF FUNDS

Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous locations throughout the world primarily at the holding company level and at our largest subsidiaries. Below is a summary of our sources of liquidity.

	June 30, 2009
	Total Facility	Amount Outstanding	Letters of Credit		Total Available
Cash, cash equivalents and marketable securities					$1,771.4
Committed
2008 Credit Agreement	$335.0	$—	$92.8	[1]	$242.2
Uncommitted
Non-U.S.	$400.0	$97.9	$0.8		$301.3

1	We are required from time to time to post letters of credit, primarily to support our commitments, or those of our subsidiaries, to purchase media placements, mostly in locations outside the U.S., or to satisfy other obligations. These letters of credit have historically not been drawn upon.

The following are recent actions that have impacted our liquidity:

Long-Term Debt

•

On June 8, 2009, we launched tender offers to purchase, for cash, (i) any and all of our $250.0 2009 Notes and (ii) up to $500.0 in aggregate principal amount of our outstanding 2011 Notes and 2010 Notes. The $500.0 maximum aggregate principal amount was first applied towards the purchase of all of the tendered 2011 Notes and then towards the purchase of the 2010 Notes on a pro-rated basis.

•

On June 15, 2009, we issued $600.0 in aggregate principal amount of 2017 Notes at 97.958% of par through a private placement. The net proceeds were approximately $572.0 after deducting discounts, commissions and offering expenses. We used the proceeds of the 2017 Notes to fund our tender offer to purchase up to $500.0 aggregate principal amount of outstanding 2011 Notes and 2010 Notes.

•

On June 22, 2009, we settled our early tenders of the 2009 Notes and the 2011 Notes. We purchased $213.9 aggregate principal amount of the 2009 Notes using cash on hand and $463.7 aggregate principal amount of the 2011 Notes. Cash paid to purchase the early tendered 2009 Notes and 2011 Notes, including accrued and unpaid interest, was $711.4.

•

On July 7, 2009, we settled tenders for the 2009 Notes, 2011 Notes and 2010 Notes that had not been settled at the early settlement date. We purchased less than $0.1 additional aggregate principal amount of the 2009 Notes and 2011 Notes as well as $36.3 aggregate principal amount of the 2010 Notes. Cash paid to purchase the 2009 Notes and the 2011 Notes that were tendered during the final tender period and the 2010 Notes that were accepted for purchase, including accrued and unpaid interest, was $36.5.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

•

On July 16 and 21, 2009, our interest rate swap agreements related to our 6.25% Senior Unsecured Notes due 2014 (the “6.25% Notes”) became effective. These swap agreements economically convert $100.0 notional amount of our $350.0 6.25% Notes from fixed rate to floating rate debt. Please refer to Note 2 in our unaudited Consolidated Financial Statements for additional information.

Credit Facilities

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

•

On May 13, 2009, we entered into Amendment No. 1 to the 2008 Credit Agreement to preserve our ability to use the 2008 Credit Agreement in the event of any bankruptcy or related event with respect to GM and/or any of its affiliates. Amendment No. 1 modifies the definition of EBITDA under the 2008 Credit Agreement to exclude from the determination of consolidated EBITDA any effects arising from any bankruptcy or other adverse event with respect to GM and/or any of its affiliates, limited to an aggregate amount of $150.0 of cash charges and an aggregate amount of $100.0 of non-cash charges. We did not incur any cash or non-cash charges related to GM during the second quarter of 2009.

•

On June 5, 2009, we entered into Amendment No. 2 to the 2008 Credit Agreement to modify certain terms of the financial covenants. As of the end of each fiscal quarter, we will be required to maintain an (i) an interest coverage ratio (EBITDA to net interest expense plus cash dividends on convertible preferred stock) for the four quarters then ended of not less than 3.75 to 1, (ii) a leverage ratio (debt as of such date to EBITDA) for the four quarters then ended of not greater than 3.25 to 1, and (iii) minimum EBITDA for the four quarters then ended of not less than $550.0 through June 30, 2010 and $600.0 thereafter.

•

On June 15, 2009, our 2006 Credit Agreement expired and as of the expiration date, there was no outstanding principal. In connection with the 2006 Credit Agreement we issued 67.9 warrants, consisting of 29.1 capped warrants and 38.8 uncapped warrants with a stated exercise date of June 15, 2009. Based on the market price of our common stock and stated exercise prices of the warrants, we do not expect we will have to pay any cash to settle the warrants. See Note 2 to the unaudited Consolidated Financial Statements for further information.

The 2008 Credit Agreement includes restrictive covenants and financial covenants, and as of June 30, 2009, we were in compliance with all applicable covenants, as seen in the table below.

Covenants	Four Quarters Ended June 30, 2009	EBITDA Reconciliation	Four Quarters Ended June 30, 2009
Interest coverage ratio (not less than)	3.75x	Operating income	$461.8
Actual Interest Coverage Ratio	5.20x	Add:

		Depreciation and amortization	233.3
Leverage ratio (not greater than)	3.25x	Non-cash charges	0.2

Actual leverage ratio	2.93x	EBITDA	$695.3

EBITDA (not less than)	$550.0
Actual EBITDA	$695.3

If we believed we would not be able to comply with these financial covenants in the future, we would seek an amendment and/or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we do not comply with these financial covenants and are unable to obtain the necessary amendment or waiver, the 2008 Credit Agreement could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit. As of June 30, 2009, there was no outstanding principal and $92.8 in outstanding letters of credit.

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the U.S., and the amount outstanding as of June 30, 2009 was $97.9. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of June 30, 2009 was approximately 1%.

We aggregate our net domestic cash position on a daily basis. Outside the U.S. we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of overdrafts, under all of our pooling arrangements, and as of June 30, 2009, the amount netted was $939.3.

DEBT RATINGS

Our long-term debt credit ratings as of July 17, 2009 were as follows.

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

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2008 included in our 2008 Annual Report on Form 10-K as filed on February 27, 2009 and our Form 8-K dated as of June 8, 2009. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our annual report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and on other factors that we consider reasonable under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2008. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING STANDARDS

Please refer to Note 12 to the unaudited Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2009 and certain accounting standards which we have not yet been required to implement and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2009. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of June 30, 2009 and December 31, 2008, approximately 82% and 84%, respectively, of our debt obligations bore interest at fixed interest rates. We have used interest rate swaps to manage the mix of our fixed and floating rate debt obligations, but, as of June 30, 2009 we have none outstanding. Subsequently, in July, 2009, we entered into interest rate swap agreements that economically convert $100.0 million notional amount of our $350.0 million 6.25% Notes from fixed rate to floating rate debt. See Note 2 in the unaudited Consolidated Financial Statements for more information. We are not dependent on short-term funding, and the uncertainty in the credit market has not materially impacted our funding costs. Our pension plan assets are also exposed to market risk. As a result of the market decline in 2008, the fair value of our pension plan assets have declined, and, if unchanged, could result in higher pension expense and funding requirements in future periods. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2008 Annual Report on Form 10-K as filed on February 27, 2009. For further discussion regarding current economic conditions, see the Executive Summary and Liquidity and Capital Resources sections in Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our other current legal proceedings is set forth in Note 11 to the unaudited Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors

In the second quarter of 2009, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2008 Annual Report on Form 10-K as filed on February 27, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from April 1, 2009 to June 30, 2009:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30	0 shares	$0.00	—	—
May 1-31	2,074 shares	$5.10	—	—
June 1-30	1,900,212 shares	$5.71	—	—

Total [1]	1,902,286 shares	$5.71	—	—

1	Consists of restricted shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the second quarter of 2009 (the “Withheld Shares”).
2	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of common stock withheld each month.

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

This item is answered in respect of the Annual Meeting of Stockholders held on May 28, 2009. At the meeting, the following number of votes were cast with respect to each proposal:

1.	Proposal to approve management’s nominees for director as follows.

NOMINEE	FOR	AGAINST	ABSTAIN	BROKER NONVOTES
Frank J. Borelli	388,090,613	19,769,212	116,342	0
Reginald K. Brack	378,905,649	28,905,908	164,610	0
Jocelyn Carter-Miller	388,232,387	19,589,975	153,805	0
Jill M. Considine	385,179,589	22,698,748	97,830	0
Richard A. Goldstein	388,443,172	19,383,770	149,225	0
H. John Greeniaus	388,002,955	19,774,104	199,108	0
Mary J. Steele Guilfoile	399,704,051	8,128,292	143,824	0
William T. Kerr	375,564,137	32,267,644	144,386	0
Michael I. Roth	388,591,034	16,604,381	2,780,752	0
David M. Thomas	399,764,776	8,066,680	144,711	0

2.	Proposal to approve adoption of The Interpublic Group of Companies, Inc. 2009 Performance Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NONVOTES
231,522,634	153,759,086	272,477	22,421,970

3.	Proposal to approve adoption of the 2009 Non-Management Directors’ Stock Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NONVOTES
305,057,675	80,209,295	287,227	22,421,970

4.	Proposal to approve confirmation of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for fiscal year 2009.

FOR	AGAINST	ABSTAIN	BROKER NONVOTES
404,763,444	2,973,774	238,949	0

5.	Shareholder proposal for special shareholder meetings.

FOR	AGAINST	ABSTAIN	BROKER NONVOTES
191,276,894	193,478,370	800,752	22,420,151

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION
4(ii)	Seventh Supplemental Indenture, dated as of June 15, 2009, between The Interpublic Group of Companies, Inc. (“Interpublic”) and U.S. Bank National Association to the Senior Debt Indenture, dated as of November 12, 2004, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 16, 2009.

10(i)(A)	Amendment No. 1, dated as of May 13, 2009, to a 3-Year Credit Agreement, dated as of July 18, 2008, among Interpublic, the lenders named therein and Citibank, N.A., as administrative agent (the “3-Year Credit Agreement”) is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on May 18, 2009.

10(i)(B)	Amendment No. 2, dated as of June 5, 2009, to the 3-Year Credit Agreement, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 8, 2009.

10(i)(C)	Registration Rights Agreement, dated as of June 15, 2009, among Interpublic, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 16, 2009.

10(iii)(A)(1)	The Interpublic Group of Companies, Inc. 2009 Performance Incentive Plan, (the “2009 PIP”) is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K filed with the SEC on June 2, 2009.

10(iii)(A)(2)	2009 PIP Restricted Stock Award Agreement.

10(iii)(A)(3)	2009 PIP Restricted Stock Unit Award Agreement.

10(iii)(A)(4)	2009 PIP Performance Share Award Agreement.

10(iii)(A)(5)	2009 PIP Performance Unit Award Agreement.

10(iii)(A)(6)	2009 PIP Combined Restricted Stock and Performance Cash Award Agreement.

10(iii)(A)(7)	2009 PIP Combined Restricted Stock Unit and Performance Cash Award Agreement.

10(iii)(A)(8)	2009 PIP Non-Statutory Stock Option Award Agreement.

10(iii)(A)(9)	The 2009 Non-Management Directors’ Stock Incentive Plan (the “2009 NMD Plan”).

10(iii)(A)(10)	2009 NMD Plan Restricted Stock Award Agreement.

10(iii)(A)(11)	2009 NMD Plan Restricted Stock Unit Award Agreement.

10(iii)(A)(12)	2009 NMD Plan Non-Statutory Stock Option Award Agreement.

10(iii)(A)(13)	The Interpublic Restricted Cash Plan, as Amended and Restated as of May 18, 2009.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth
Chairman and Chief Executive Officer

Date: July 28, 2009

By	/s/ Christopher F. Carroll
Christopher F. Carroll
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: July 28, 2009

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
4(ii)	Seventh Supplemental Indenture, dated as of June 15, 2009, between The Interpublic Group of Companies, Inc. (“Interpublic”) and U.S. Bank National Association to the Senior Debt Indenture, dated as of November 12, 2004, is incorporated by reference to Exhibit 4.1 to Interpublic’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 16, 2009.

10(i)(A)	Amendment No. 1, dated as of May 13, 2009, to a 3-Year Credit Agreement, dated as of July 18, 2008, among Interpublic, the lenders named therein and Citibank, N.A., as administrative agent (the “3-Year Credit Agreement”) is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on May 18, 2009.

10(i)(B)	Amendment No. 2, dated as of June 5, 2009, to the 3-Year Credit Agreement, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 8, 2009.

10(i)(C)	Registration Rights Agreement, dated as of June 15, 2009, among Interpublic, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K filed with the SEC on June 16, 2009.

10(iii)(A)(1)	The Interpublic Group of Companies, Inc. 2009 Performance Incentive Plan, (the “2009 PIP”) is incorporated by reference to Exhibit 10.1 of Interpublic’s Current Report on Form 8-K filed with the SEC on June 2, 2009.

10(iii)(A)(2)	2009 PIP Restricted Stock Award Agreement.

10(iii)(A)(3)	2009 PIP Restricted Stock Unit Award Agreement.

10(iii)(A)(4)	2009 PIP Performance Share Award Agreement.

10(iii)(A)(5)	2009 PIP Performance Unit Award Agreement.

10(iii)(A)(6)	2009 PIP Combined Restricted Stock and Performance Cash Award Agreement.

10(iii)(A)(7)	2009 PIP Combined Restricted Stock Unit and Performance Cash Award Agreement.

10(iii)(A)(8)	2009 PIP Non-Statutory Stock Option Award Agreement.

10(iii)(A)(9)	The 2009 Non-Management Directors’ Stock Incentive Plan (the “2009 NMD Plan”).

10(iii)(A)(10)	2009 NMD Plan Restricted Stock Award Agreement.

10(iii)(A)(11)	2009 NMD Plan Restricted Stock Unit Award Agreement.

10(iii)(A)(12)	2009 NMD Plan Non-Statutory Stock Option Award Agreement.

10(iii)(A)(13)	The Interpublic Restricted Cash Plan, as Amended and Restated as of May 18, 2009.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.