Form 10-Q
period 2009-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2009-10-28
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of October 16, 2009 was 486,118,123.

INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUE	$1,426.7	$1,740.0	$4,226.4	$5,060.9

OPERATING EXPENSES:
Salaries and related expenses	943.5	1,093.5	2,908.4	3,261.5
Office and general expenses	425.4	526.3	1,245.4	1,529.1
Restructuring and other reorganization-related (reversals) charges	(0.5)	3.9	(0.7)	11.2

Total operating expenses	1,368.4	1,623.7	4,153.1	4,801.8

OPERATING INCOME	58.3	116.3	73.3	259.1

EXPENSES AND OTHER INCOME:
Interest expense	(37.8)	(53.2)	(117.7)	(163.9)
Interest income	7.6	23.3	28.0	75.0
Other income (expense), net	1.0	(1.0)	(17.4)	3.9

Total (expenses) and other income	(29.2)	(30.9)	(107.1)	(85.0)

Income (loss) before income taxes	29.1	85.4	(33.8)	174.1
Provision for (benefit of) income taxes	3.7	35.5	(18.0)	90.9

Income (loss) of consolidated companies	25.4	49.9	(15.8)	83.2
Equity in net income (loss) of unconsolidated affiliates	0.5	0.5	(0.5)	2.1

NET INCOME (LOSS)	25.9	50.4	(16.3)	85.3
Net (income) loss attributable to noncontrolling interests	(1.8)	(4.7)	1.2	(7.3)

NET INCOME (LOSS) ATTRIBUTABLE TO IPG	24.1	45.7	(15.1)	78.0
Dividends on preferred stock	(6.9)	(6.9)	(20.7)	(20.7)
Allocation to participating securities	—	(0.1)	—	(0.6)

NET INCOME (LOSS) AVAILABLE TO IPG COMMON STOCKHOLDERS	$17.2	$38.7	$(35.8)	$56.7

Earnings (loss) per share available to IPG common stockholders:
Basic	$0.04	$0.08	$(0.08)	$0.12
Diluted	$0.03	$0.08	$(0.08)	$0.12

Weighted-average number of common shares outstanding:
Basic	470.5	462.8	467.3	460.8
Diluted	513.8	519.4	467.3	499.9

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS:
Cash and cash equivalents	$1,761.5	$2,107.2
Marketable securities	10.6	167.7
Accounts receivable, net of allowance of $65.0 and $63.9	3,067.7	3,746.5
Expenditures billable to clients	1,135.1	1,099.5
Other current assets	307.3	366.7

Total current assets	6,282.2	7,487.6
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,145.3 and $1,055.8	503.2	561.5
Deferred income taxes	438.9	416.8
Goodwill	3,310.2	3,220.9
Other assets	443.8	438.4

TOTAL ASSETS	$10,978.3	$12,125.2

LIABILITIES:
Accounts payable	$3,283.5	$4,022.6
Accrued liabilities	2,230.8	2,521.6
Short-term debt	88.2	332.8

Total current liabilities	5,602.5	6,877.0
Long-term debt	1,866.9	1,786.9
Deferred compensation and employee benefits	559.4	549.8
Other non-current liabilities	333.7	378.9

TOTAL LIABILITIES	8,362.5	9,592.6

Redeemable noncontrolling interests (see Note 5)	262.4	288.4

STOCKHOLDERS’ EQUITY:
Preferred stock	525.0	525.0
Common stock	47.0	46.4
Additional paid-in capital	2,424.5	2,413.5
Accumulated deficit	(461.2)	(446.1)
Accumulated other comprehensive loss, net of tax	(199.4)	(318.5)

	2,335.9	2,220.3
Less: Treasury stock	(14.0)	(14.0)

Total IPG stockholders’ equity	2,321.9	2,206.3
Noncontrolling interests	31.5	37.9

TOTAL STOCKHOLDERS’ EQUITY	2,353.4	2,244.2

TOTAL LIABILITIES AND EQUITY	$10,978.3	$12,125.2

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16.3)	$85.3
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	126.5	130.5
Provision for bad debt	13.6	6.3
Amortization of restricted stock and other non-cash compensation	37.7	64.4
Amortization of bond discounts and deferred financing costs	13.0	21.1
Loss on early extinguishment of debt	25.8	—
Deferred income tax (benefit) provision	(9.4)	3.9
Other	9.8	6.9
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	812.9	465.4
Expenditures billable to clients	(18.8)	(205.2)
Prepaid expenses and other current assets	14.2	(14.1)
Accounts payable	(863.4)	(325.2)
Accrued liabilities	(272.1)	(80.1)
Other non-current assets and liabilities	(72.0)	(13.1)

Net cash (used in) provided by operating activities	(198.5)	146.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales and maturities (purchases) of short-term marketable securities	157.9	(3.6)
Acquisitions, including deferred payments, net of cash acquired	(71.2)	(101.0)
Capital expenditures	(43.7)	(82.8)
Other investing activities	4.3	(10.9)

Net cash provided by (used in) investing activities	47.3	(198.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of long-term debt	(770.7)	(190.8)
Proceeds from issuance of 10.0% Senior Notes due 2017	587.7	—
Issuance costs	(19.2)	(11.0)
Net decrease in short-term bank borrowings	(12.1)	(23.3)
Distributions to noncontrolling interests	(21.1)	(10.3)
Preferred stock dividends	(20.7)	(20.7)
Other financing activities	(6.5)	(7.0)

Net cash used in financing activities	(262.6)	(263.1)

Effect of foreign exchange rate changes on cash and cash equivalents	68.1	(9.8)

Net decrease in cash and cash equivalents	(345.7)	(325.1)
Cash and cash equivalents at beginning of period	2,107.2	2,014.9

Cash and cash equivalents at end of period	$1,761.5	$1,689.8

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in Millions)

(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2008	$525.0	477.1	$46.4	$2,413.5	$(446.1)	$(318.5)	$(14.0)	$2,206.3	$37.9	$2,244.2
Comprehensive income:
Net loss					(15.1)			(15.1)	(1.2)	(16.3)
Foreign currency translation adjustment, net of tax						109.0		109.0	2.7	111.7
Changes in market value of securities available-for-sale, net of tax						0.6		0.6		0.6
Recognition of previously unrealized loss on securities available-for-sale, net of tax						—		—		—
Unrecognized losses, transition obligation and prior service cost, net of tax						9.5		9.5		9.5

Total comprehensive income								$104.0	$1.5	$105.5

Reclassifications to redeemable noncontrolling interests									12.1	12.1
Noncontrolling interest transactions				(5.4)				(5.4)	0.3	(5.1)
Distributions to noncontrolling interests									(21.1)	(21.1)
Change in redemption value of redeemable noncontrolling interests				12.8				12.8		12.8
Preferred stock dividends				(20.7)				(20.7)		(20.7)
Stock-based compensation				38.4				38.4		38.4
Restricted stock, net of forfeitures		9.0	0.6	(17.4)				(16.8)		(16.8)
Other		0.4		3.3				3.3	0.8	4.1

Balance at September 30, 2009	$525.0	486.5	$47.0	$2,424.5	$(461.2)	$(199.4)	$(14.0)	$2,321.9	$31.5	$2,353.4

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME – (CONTINUED)

(Amounts in Millions)

(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2007	$525.0	471.7	$45.9	$2,541.2	$(741.1)	$(118.6)	$(14.0)	$2,238.4	$36.7	$2,275.1
Comprehensive income:
Net income					78.0			78.0	7.3	85.3
Foreign currency translation adjustment, net of tax						(37.5)		(37.5)	(0.9)	(38.4)
Changes in market value of securities available-for-sale, net of tax						(2.5)		(2.5)		(2.5)
Recognition of previously unrealized gains on securities available-for-sale, net of tax						(0.4)		(0.4)		(0.4)
Unrecognized losses, transition obligation and prior service cost, net of tax						3.0		3.0		3.0

Total comprehensive income								$40.6	$6.4	$47.0

Reclassifications to redeemable noncontrolling interests									(6.9)	(6.9)
Noncontrolling interest transactions									7.6	7.6
Distributions to noncontrolling interests									(10.3)	(10.3)
Change in redemption value of redeemable noncontrolling interests				(170.9)				(170.9)		(170.9)
Preferred stock dividends				(20.7)				(20.7)		(20.7)
Stock-based compensation				65.2				65.2		65.2
Restricted stock, net of forfeitures		5.0	0.4	(11.2)				(10.8)		(10.8)
Other		0.4	0.1	4.6				4.7	(0.4)	4.3

Balance at September 30, 2008	$525.0	477.1	$46.4	$2,408.2	$(663.1)	$(156.0)	$(14.0)	$2,146.5	$33.1	$2,179.6

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

In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. We have evaluated subsequent events through the filing of this Form 10-Q on October 28, 2009 with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Consolidated Financial Statements. Certain reclassifications have been made to prior periods to conform to the current period presentation.

Note 2:  Debt and Credit Arrangements

Long-Term Debt

A summary of the carrying amounts and fair values of our long-term debt is as follows.

			September 30, 2009		December 31, 2008
	Effective Interest Rate		Book Value	Fair Value [2]	Book Value	Fair Value [2]
5.40% Senior Unsecured Notes due 2009	5.43%		$—	$—	$249.9	$230.0
Floating Rate Senior Unsecured Notes due 2010 (less unamortized discount of $2.5)	8.65%		211.2	206.2	245.1	225.0
7.25% Senior Unsecured Notes due 2011	7.25	% [1]	36.4	36.5	501.8	315.0
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.5)	6.29	% [1]	354.9	329.0	350.2	185.5
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $12.0)	10.38%		588.0	645.0	—	—
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $7.8)	3.50%		207.8	214.1	209.5	137.4
4.50% Convertible Senior Notes due 2023	4.50%		8.7	8.6	8.7	5.7
4.25% Convertible Senior Notes due 2023 (plus unamortized premium of $35.5)	0.58%		435.5	418.1	446.3	288.0
Other notes payable and capitalized leases			27.6		29.4

Total long-term debt			1,870.1		2,040.9
Less: Current portion			3.2		254.0

Long-term debt, excluding current portion			$1,866.9		$1,786.9

1	Excludes the effect of related gains/losses on interest rate swaps.
2	Fair values are derived from trading quotes by institutions making a market in the securities and estimations of value by those institutions using proprietary models.

Senior Notes due 2017

On June 15, 2009 we issued $600.0 in aggregate principal amount of 10.00% Senior Unsecured Notes due 2017 (the “2017 Notes”) at 97.958% of par through a private placement. As a result, the 2017 Notes were reflected on our unaudited Consolidated Balance Sheet at their fair value at issuance, or $587.7. The discount of $12.3 will be amortized through the

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

maturity date, July 15, 2017, using the effective interest method. Interest is payable semi-annually in arrears on January 15th and July 15th of each year, commencing on January 15, 2010. Capitalized direct fees of $15.8 related to the issuance of the 2017 Notes will be amortized in interest expense through the maturity date. Consistent with our other debt securities, the 2017 Notes include covenants that, among other things, limit our liens and the liens of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.

We used the proceeds of the 2017 Notes primarily to fund our tender offers, described below, to purchase outstanding 7.25% Notes due 2011 (the “2011 Notes”) and Floating Rate Notes due 2010 (the “2010 Notes”).

At any time prior to July 15, 2013, we may, at our option, redeem all or some of the 2017 Notes at their principal amount plus a make-whole premium and accrued and unpaid interest. At any time on or after July 15, 2013, we may, at our option, redeem the 2017 Notes, in whole or in part, at the following redemption prices, expressed as a percentage of principal amount, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on July 15th of the years indicated below.

Year	Percentage of Principal
2013	105.00%
2014	102.50%
2015 and thereafter	100.00%

If we have a change of control event, each holder of the 2017 Notes will have the right to require us to repurchase all or any part of that holder’s notes for cash equal to 101.00% of the aggregate principal amount of the 2017 Notes repurchased plus accrued and unpaid interest to the date of repurchase.

On October 26, 2009, we exchanged $600.0 principal amount of the 2017 Notes for an equal amount of new 2017 Notes with substantially identical terms as the original notes, except the new notes have no transfer restrictions under the federal securities laws. Completion of the exchange offer will not affect any of the financial terms of the outstanding 2017 Notes.

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

On June 22, 2009, we settled early tenders of the 2009 Notes and the 2011 Notes. We purchased $213.9 aggregate principal amount of the 2009 Notes and $463.7 aggregate principal amount of the 2011 Notes. Cash paid to purchase the 2009 Notes and 2011 Notes that were tendered during the early tender period, including accrued and unpaid interest, was $711.4. The 2010 Notes tendered during the early tender period that were accepted for purchase received the early tender

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

price; they were not, however, considered for purchase until the final settlement date. Holders who did not tender the 2009 Notes, 2011 Notes or 2010 Notes during the early tender period were able to tender their notes before the expiration of the tender period on July 6, 2009, but did not receive an early tender premium.

In accordance with authoritative guidance regarding the extinguishment of liabilities and debt modifications and extinguishments, the settlement of our tender offers was treated as a debt extinguishment because we were relieved of our debt obligation upon settlement. We compared the proportionate share of the net carrying amount, which includes the carrying amount due at maturity, adjusted for unamortized discounts, debt issuance costs and gains and losses on interest rate swaps, if applicable, to the reacquisition price for each of the tendered 2009 Notes and 2011 Notes. Since the reacquisition price was greater than the net carrying amount for the 2009 Notes and the 2011 Notes, we recorded a charge of $24.6 reflected in other income (expense), net in the unaudited Consolidated Statement of Operations during the second quarter of 2009.

On July 7, 2009, we settled tenders for the 2009 Notes, 2011 Notes and 2010 Notes that had not been settled at the early settlement date. We purchased less than $0.1 aggregate principal amount of the 2009 Notes and 2011 Notes, as well as $36.3 aggregate principal amount of the 2010 Notes. Cash paid to purchase the 2009 Notes, 2011 Notes and 2010 Notes that were purchased at the end of the final tender period, including accrued and unpaid interest, was $36.5. As a result of the final settlement of our tender offers, we recorded a debt extinguishment charge of $0.9 reflected in other income (expense), net in the unaudited Consolidated Statement of Operations during the third quarter of 2009.

Redemption

On September 14, 2009, we redeemed all of our 2009 Notes that remained outstanding and that were scheduled to mature on November 15, 2009. Cash paid to redeem the $36.0 aggregate principal amount of the 2009 Notes, including accrued and unpaid interest, was $37.0. As a result of the redemption, we recorded a debt extinguishment charge of $0.3 reflected in other income (expense), net in the unaudited Consolidated Statement of Operations during the third quarter of 2009.

Interest Rate Swaps

In July and August of 2009, we entered into a series of interest rate swap agreements related to our 6.25% Senior Unsecured Notes due 2014 (the “6.25% Notes”) to convert $250.0 notional amount of our $350.0 6.25% Notes from fixed rate to floating rate debt. We enter into interest rate swaps for risk management purposes, and not for speculative purposes, to manage our exposure to changes in interest rates and to maintain an appropriate mix of fixed and floating rate debt. The interest rate swap agreements mature on November 15, 2014, coinciding with the maturity of the 6.25% Notes. We pay a variable interest rate based upon the three-month U.S. LIBOR rate plus a fixed spread and receive a fixed interest rate of 6.25%. The variable interest rate is reset quarterly, and we make our interest payments on February 15th, May 15th, August 15th and November 15th. We receive fixed payments semi-annually on May 15th and November 15th. The interest rate swap agreements have qualified for hedge accounting as a fair value hedge, and we will continue to evaluate these agreements for the appropriateness of hedge accounting throughout the hedge period. We recognize the changes in the fair value of the swap as well as the changes in the fair value of the underlying debt in interest expense. As of September 30, 2009, the financial statement impact of these swap agreements was negligible.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Credit Arrangements

A summary of our credit facilities is listed below.

	September 30, 2009				December 31, 2008
	Total Facility	Amount Outstanding	Letters of Credit	Total Available	Total Facility	Amount Outstanding	Letters of Credit	Total Available
Committed
2006 Credit Agreement	$—	$—	$—	$—	$750.0	$—	$128.1	$621.9
2008 Credit Agreement	$335.0	$—	$94.1	$240.9	$335.0	$—	$—	$335.0

Uncommitted	$400.3	$85.0	$0.8	$314.5	$386.3	$78.8	$1.1	$306.4

On June 15, 2009, our $750.0 Three-Year Credit Agreement, dated as of June 13, 2006 (the “2006 Credit Agreement”) expired. As of the expiration date, there was no outstanding principal, and the outstanding letters of credit were replaced with letters of credit issued under our $335.0 Three-Year Credit Agreement, dated as of July 18, 2008 (the “2008 Credit Agreement”). In connection with the 2006 Credit Agreement we issued 67.9 warrants, consisting of 29.1 capped warrants (the “Capped Warrants”) and 38.8 uncapped warrants (the “Uncapped Warrants”) with a stated exercise date of June 15, 2009. For the Capped Warrants, the exercise price was $9.89 per warrant, but the amount deliverable upon exercise was capped so a holder would not benefit from appreciation of the common stock above $12.36 per share. For the Uncapped Warrants, the exercise price was $11.91 per warrant. The stated exercise price of capped and uncapped warrants was greater than the market price of one share of our common stock calculated over a 30-trading-day period between June 18, 2009 and July 29, 2009, so we did not have to make any cash payments or issue any common stock to settle the capped or uncapped warrants.

On May 13, 2009, we entered into Amendment No. 1 to the 2008 Credit Agreement to preserve our ability to use the 2008 Credit Agreement in the event of any bankruptcy or related event with respect to General Motors Corporation (“GM”) and/or any of its affiliates. Amendment No. 1 modifies the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) under the 2008 Credit Agreement to exclude from the determination of consolidated EBITDA any effects arising from any bankruptcy or other adverse event with respect to GM and/or any of its affiliates, limited to an aggregate amount of $150.0 of cash charges and an aggregate amount of $100.0 of non-cash charges.

On June 5, 2009, we entered into Amendment No. 2 to the 2008 Credit Agreement to modify terms of the financial covenants. As of the end of each fiscal quarter, we will be required to maintain (i) an interest coverage ratio (EBITDA to net interest expense plus cash dividends on convertible preferred stock) for the four quarters then ended of not less than 3.75 to 1, (ii) a leverage ratio (debt as of such date to EBITDA) for the four quarters then ended of not greater than 3.25 to 1, and (iii) minimum EBITDA for the four quarters then ended of not less than $550.0 through June 30, 2010 and not less than $600.0 thereafter. As of September 30, 2009, we were in compliance with all applicable covenants.

As of September 30, 2009 and December 31, 2008, there were no borrowings under our committed credit facilities. However, there were borrowings under the uncommitted facilities made by several of our international subsidiaries. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted short-term facilities as of September 30, 2009 and December 31, 2008 was approximately 1% and 3%, respectively.

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

In periods when we generate income, we calculate basic earnings per share available to IPG common stockholders using the two-class method, pursuant to authoritative guidance for earnings per share. The two-class method is required as our 4.50% Convertible Senior Notes qualify as participating securities, having the right to receive dividends or dividend equivalents should dividends be declared on common stock. Under this method, earnings for the period (after deduction for contractual preferred stock dividends) are allocated on a pro-rata basis to the common stockholders and to the holders of participating securities based on their right to receive dividends. We do not use the two-class method in periods when we generate a loss as the holders of the 4.50% Convertible Senior Notes do not participate in losses.

The two-class method could also be required for our redeemable noncontrolling interests, which have been reflected as “mezzanine equity” in the unaudited Consolidated Balance Sheets as a result of our adoption of authoritative guidance for classification and measurement of redeemable securities. Each reporting period, redeemable noncontrolling interests will be reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value will also impact additional paid-in capital, but will not impact net income (loss). Adjustments as a result of currency translation will affect the redeemable noncontrolling interest balance, but not additional paid-in capital. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income (loss) available to IPG common stockholders (used to calculate earnings (loss) per share) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of these reductions to net income (loss) available to IPG common stockholders (used to calculate earnings (loss) per share) is limited to cumulative prior-period reductions.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss) available to IPG common stockholders – basic	$17.2	$38.7	$(35.8)	$56.7
Add: Effect of dilutive securities
Interest on 4.25% Convertible Senior Notes	0.3	0.4	—	1.0
Interest on 4.75% Convertible Senior Notes	—	1.0	—	—

Net income (loss) available to IPG common stockholders – diluted	$17.5	$40.1	$(35.8)	$57.7

Weighted-average number of common shares outstanding – basic	470.5	462.8	467.3	460.8
Effect of dilutive securities:
Restricted stock and stock options	11.1	8.3	—	6.9
4.25% Convertible Senior Notes	32.2	32.2	—	32.2
4.75% Convertible Senior Notes	—	16.1	—	—

Weighted-average number of common shares outstanding – diluted	513.8	519.4	467.3	499.9

Earnings (loss) per share available to IPG common stockholders – basic	$0.04	$0.08	$(0.08)	$0.12
Earnings (loss) per share available to IPG common stockholders – diluted	$0.03	$0.08	$(0.08)	$0.12

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Basic and diluted shares outstanding and loss per share are equal for the nine months ended September 30, 2009 because our potentially dilutive securities are antidilutive as a result of the net loss available to IPG common stockholders. The following table presents the potential shares excluded from diluted earnings (loss) per share because the effect of including these potential shares would be antidilutive.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock options and non-vested restricted stock awards	—	—	7.7	—
4.75% Convertible Senior Notes	16.1	—	16.1	16.1
4.25% Convertible Senior Notes	—	—	32.2	—
4.50% Convertible Senior Notes	0.7	0.7	0.7	5.0
Series B Preferred Stock	38.4	38.4	38.4	38.4

Total	55.2	39.1	95.1	59.5

Securities excluded from the diluted earnings (loss) per share calculation because the exercise price was greater than the average market price:

Stock options [1]	21.6	27.1	21.6	27.1

Warrants [2]	—	67.9	67.9	67.9

1	These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury stock method would reduce this amount.
2	The potential dilutive impact of the warrants is based upon the difference between the market price of one share of our common stock and the stated exercise prices of the warrants, adjusted to reflect the period during which the warrants were outstanding. See Note 2 for further discussion.

Note 4:  Goodwill and Other Intangible Assets

The deterioration of global economic conditions has adversely affected the demand for advertising and marketing services in 2009, which has presented a challenge in meeting the revenue and profit growth projections for certain of our reporting units. We determined that the projected decrease in profitability for 2009 of five of our reporting units was an event that “more likely than not” could reduce the fair value of each of these reporting units below its carrying value. We assessed the recoverability of goodwill at these five reporting units as of August 31, 2009 and determined in each case that the fair value was greater than the carrying value, and as such we did not have an impairment charge in the third quarter of 2009.

Note 5:  Supplementary Data

Accrued Liabilities

	September 30, 2009	December 31, 2008
Media and production expenses	$1,709.1	$1,708.3
Salaries, benefits and related expenses	321.7	466.5
Office and related expenses	53.4	69.6
Professional fees	17.7	24.7
Interest	30.0	30.6
Acquisition obligations	12.8	53.9
Other	86.1	168.0

Total accrued liabilities	$2,230.8	$2,521.6

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

2004 Restatement Liabilities

	September 30, 2009	December 31, 2008
Vendor discounts and credits	$121.0	$126.0
Internal investigations (includes asset reserves)	2.6	2.2
International compensation arrangements	4.0	5.8

Total 2004 restatement liabilities	$127.6	$134.0

As part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. Also, as part of the 2004 Restatement, we recognized liabilities related to internal investigations and international compensation arrangements.

Redeemable Noncontrolling Interests

Many of our acquisitions include provisions under which the noncontrolling equity owners can require us to purchase additional interests in a subsidiary at their discretion. Payments for these redeemable noncontrolling interests are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress. As a result of revisions made to the authoritative guidance for classification and measurement of redeemable securities, which are effective for the Company January 1, 2009, we reflect these obligations for redeemable noncontrolling interests as “mezzanine equity” in the unaudited Consolidated Balance Sheets. The following table presents changes in redeemable noncontrolling interests.

Balance as of December 31, 2007	$101.2
Noncontrolling interest balance related to redeemable noncontrolling interests	11.7
Changes in redemption value of redeemable noncontrolling interests:
Redeemable noncontrolling interests related to current year transactions	203.2
Redemptions	(17.1)
Redemption value adjustments [1]	(10.6)

Balance as of December 31, 2008	288.4

Noncontrolling interest balance related to redeemable noncontrolling interests	(12.1)
Changes in redemption value of redeemable noncontrolling interests:
Redeemable noncontrolling interests related to current year transactions	0.5
Redemptions	(5.3)
Redemption value adjustments [1]	(9.1)

Balance as of September 30, 2009	$262.4

1	Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustment to the redemption value impacts additional paid-in capital, except adjustments as a result of currency translation.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Other income (expense), net

Results of operations for the three and nine months ended September 30, 2009 and 2008 include certain items which are either non-recurring or are not directly associated with our revenue producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Loss on early extinguishment of debt [1]	$(1.2)	$—	$(25.8)	$—
Gains (losses) on sales of businesses and investments	0.7	(0.1)	(2.1)	3.9
Vendor discounts and credit adjustments [2]	1.5	2.4	7.7	12.6
Litigation settlement [3]	—	—	—	(12.0)
Other (expense) income, net	—	(3.3)	2.8	(0.6)

Total other income (expense), net	$1.0	$(1.0)	$(17.4)	$3.9

1	During the second quarter of 2009, we recorded a charge of $24.6 related to the settlement of our early tender offers for the 2009 Notes and 2011 Notes. During the third quarter of 2009, we recorded a charge of $0.9 related to the final settlement of our tender offers for the 2009 Notes, 2011 Notes and 2010 Notes, as well as a charge of $0.3 related to the redemption of all of our outstanding 2009 Notes. See Note 2 for further information.
2	We are in the process of settling our liabilities related to vendor discounts and credits established during the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.
3	During May 2008, the SEC concluded its investigation that began in 2002 into our financial reporting practices, resulting in a settlement charge of $12.0, which was accrued in the first quarter of 2008.

Note 6:  Income Taxes

For the three and nine months ended September 30, 2009, the difference between the effective tax rate and the statutory rate of 35% is primarily due to the recognition of previously unrecognized tax benefits, the recognition of tax benefits on partially worthless securities, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the establishment of valuation allowances in the Asia Pacific region. For the nine months ended September 30, 2009, the difference between the effective tax rate and the statutory tax rate is also due to the write-off of deferred tax assets related to restricted stock.

In August 2009, we finalized our proceeding with the IRS appeals division for the 2003-2004 audit cycle and our IRS examination for the 2005-2006 audit cycle. As a result, we recognized previously unrecognized tax benefits and related interest (net of federal benefit) of $26.8. The $26.8 includes a decrease of $23.3 in gross unrecognized tax benefits resulting from tax positions taken in prior periods and a decrease of $5.4 in gross interest on unrecognized tax benefits. Nearly offsetting this amount was the establishment of valuation allowances in the Asia Pacific region, where we determined it was more likely than not a deferred tax asset will not be realized.

In May 2009, we finalized our proceeding with the IRS appeals division for the 1997-2002 IRS audit cycle. As a result, we recognized previously unrecognized tax benefits and related interest (net of federal benefit) of $23.4 and received a cash refund of approximately $27.0 in July 2009.

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

With respect to all tax years open to examination by U.S. federal and various state, local and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $35.0 and $45.0 in the next

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations. This net decrease is related to various items of income and expense, including transfer pricing adjustments and adjustments in various state and local jurisdictions.

We have effectively settled the U.S. federal income tax audits for years prior to 2007. With limited exceptions, we are no longer subject to state and local income tax audits for the years prior to 1999 or non-U.S. income tax audits for the years prior to 2000.

In April 2009, the Obama administration proposed new corporate income tax provisions as part of the administration’s 2010 budget outline. Included in those proposals are changes to U.S. federal income taxation of international operations of U.S.-based multinational corporations. As a U.S.-based multinational corporation, we could be impacted by a number of the tax proposals if such proposals were to become law as currently proposed. While we have not yet determined the extent of the impact of any such proposals on our effective and cash tax rates, we expect that if such proposals were to become law there would be a negative impact to our effective and cash tax rates.

Note 7:  Comprehensive Income (Loss)

	Three months ended September 30,
	2009	2008
Net income	$25.9	$50.4
Foreign currency translation adjustment, net of tax	62.6	(78.2)
Adjustments to pension and other postretirement plans, net of tax	3.3	4.8
Net unrealized holding losses on securities, net of tax	(0.2)	(1.1)

Total comprehensive income (loss)	91.6	(24.1)
Comprehensive income attributable to noncontrolling interests	3.0	3.8

Comprehensive income (loss) attributable to IPG	$88.6	$(27.9)

Comprehensive income for the nine months ended September 30, 2009 and 2008 is displayed in the unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Note 8:  Incentive Compensation Plans

2009 Performance Incentive Plan

We issue stock and cash based incentive awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders. In May 2009, our shareholders approved the 2009 Performance Incentive Plan (the “2009 PIP”), which replaced the 2006 Performance Incentive Plan (the “2006 PIP”) and previous incentive plans. The number of shares of common stock initially available for granting new stock options and stock appreciation rights under the 2009 PIP is 8.1. The number of shares of common stock initially available for performance-based awards and other stock-based awards under the 2009 PIP is 26.5. Subject to the terms of the 2009 PIP, there are limits on the number of shares that may be awarded to any one participant for each type of award. The vesting period of awards granted is generally commensurate with the requisite service period. We generally issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards. Additionally, we have the ability to issue performance cash awards. The performance cash awards are granted to certain employees who otherwise would have been eligible to receive performance-based stock awards. These awards have a service period vesting condition and a performance vesting condition. The amount of the performance cash award received by an employee with a performance vesting condition can range from 0% to 200% of the target amount of the original grant value. Performance cash awards generally vest in three years. A committee of the Board of Directors may grant performance cash awards to any eligible employee; however, no employee can receive more than $6.0 during a performance period.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Cash Awards

In March 2009 the Compensation Committee approved the Interpublic Restricted Cash Plan (the “Cash Plan”). Under the Cash Plan, the Board of Directors, the Compensation Committee or the Plan Administrator may grant cash awards to certain employees eligible to receive stock-settled and cash-settled awards. Cash awards are generally granted on an annual basis, have a service period vesting condition and generally vest in three years. During the nine months ended September 30, 2009 the Compensation Committee granted awards under the Cash Plan with a total value of $28.4, and we recognized $2.8 in salaries and related expenses in our unaudited Consolidated Statement of Operations.

The 2006 PIP was amended to grant performance cash awards in March 2009. During the nine months ended September 30, 2009, the Compensation Committee granted new performance cash awards under the 2006 PIP and the 2009 PIP with a total target value of $31.7, and we recognized $2.7 in salaries and related expenses in our unaudited Consolidated Statement of Operations.

We amortize the present value of the amount expected to vest for cash awards and performance cash awards over the vesting period using the straight-line method, less an assumed forfeiture rate. Cash awards do not fall within the scope of the authoritative guidance for stock compensation as they are not paid in equity and the value of the award is not correlated with our stock price. Due to the cash nature of the payouts and the vesting period, we account for these awards in accordance with authoritative guidance for deferred compensation arrangements.

Stock-Based Compensation

We issued the following stock-based awards under the 2006 PIP and the 2009 PIP during the nine months ended September 30, 2009.

	Awards	Weighted-average grant-date fair value (per award)
Stock options	3.8	$2.69
Stock-settled awards	7.7	$4.19
Cash-settled awards	1.4	$4.36
Performance-based awards	1.7	$6.25

Total stock-based compensation awards	14.6

Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date, are generally exercisable between two and four years from the grant date and expire ten years from the grant date (or earlier in the case of certain terminations of employment).

We grant other stock-based compensation awards such as stock-settled awards, cash-settled awards and performance-based awards (settled in cash or shares) to certain key employees. The number of shares or units received by an employee for performance-based awards depends on Company performance against specific performance targets and could range from 0% to 200% of the target amount of shares originally granted. Incentive awards are subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The fair value of the shares on the grant date is amortized over the vesting period, which is generally three years. Upon completion of the vesting period for cash-settled awards, the grantee is entitled to receive a payment in cash based on the fair market value of the corresponding number of shares of common stock. No monetary consideration is paid by a recipient for any incentive award. The fair value of cash-settled awards is adjusted each quarter based on our share price and amortized over the vesting period. The holders of cash-settled and performance-based awards have no ownership interest in the underlying shares of common stock until the awards vest and the shares of common stock are issued.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

In conjunction with our annual grant of long-term incentive compensation awards we reviewed our estimates and assumptions in the first quarter of 2009, which resulted in an increase to our estimated forfeiture rate, as our review of our actual forfeitures indicated a higher level of forfeitures than previously assumed.

Note 9:  Employee Benefits

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

	Domestic pension plans		Foreign pension plans		Postretirement benefit plans
Three months ended September 30,	2009	2008	2009	2008	2009	2008
Service cost	$—	$—	$2.8	$4.0	$0.1	$—
Interest cost	1.9	2.1	6.0	6.8	0.7	0.6
Expected return on plan assets	(1.7)	(2.6)	(3.7)	(6.1)	—	—
Amortization of:
Transition obligation	—	—	—	0.1	—	—
Prior service cost	—	—	0.1	0.1	—	—
Unrecognized actuarial losses (gains)	2.1	1.4	0.6	0.2	—	(0.5)
Curtailment loss	—	—	—	0.1	—	—

Net periodic cost	$2.3	$0.9	$5.8	$5.2	$0.8	$0.1

	Domestic pension plans		Foreign pension plans		Postretirement benefit plans
Nine months ended September 30,	2009	2008	2009	2008	2009	2008
Service cost	$—	$—	$8.1	$12.3	$0.3	$0.3
Interest cost	6.0	6.3	17.0	20.9	2.3	2.4
Expected return on plan assets	(5.5)	(7.8)	(10.2)	(18.6)	—	—
Amortization of:
Transition obligation	—	—	—	0.1	0.1	0.1
Prior service cost (credit)	—	—	0.2	0.3	(0.1)	(0.1)
Unrecognized actuarial losses	7.3	4.3	1.8	0.5	—	—
Curtailment gain	—	—	—	(0.2)	—	—
Settlement loss	—	—	1.5	—	—	—

Net periodic cost	$7.8	$2.8	$18.4	$15.3	$2.6	$2.7

During the three and nine months ended September 30, 2009, we made contributions of $7.5 and $21.6, respectively, to our foreign pension plans and contributions to the domestic pension plans were negligible. For the remainder of 2009, we expect to contribute approximately $6.0 to our foreign pension plans and make no contributions to our domestic pension plans.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 10:  Segment Information

We have two reportable segments: Integrated Agency Networks (“IAN”), which is comprised of Draftfcb, Lowe, McCann Worldgroup, Mediabrands and our domestic integrated agencies, and Constituency Management Group (“CMG”), which is comprised of a number of our specialist marketing service offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to our operating divisions and assessing operating division performance is operating income, excluding the impact of restructuring and other reorganization-related (reversals) charges and long-lived asset impairment and other charges, if applicable. Segment information is presented consistently with the basis described in our 2008 Annual Report on Form 10-K as filed on February 27, 2009 and Form 8-K dated as of June 8, 2009. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
IAN	$1,191.9	$1,450.1	$3,555.0	$4,229.7
CMG	234.8	289.9	671.4	831.2

Total	$1,426.7	$1,740.0	$4,226.4	$5,060.9

Segment operating income:
IAN	$78.7	$144.0	$135.7	$344.5
CMG	18.2	23.8	43.5	56.2
Corporate and other	(39.1)	(47.6)	(106.6)	(130.4)

Total	57.8	120.2	72.6	270.3

Restructuring and other reorganization-related reversals (charges)	0.5	(3.9)	0.7	(11.2)
Interest expense	(37.8)	(53.2)	(117.7)	(163.9)
Interest income	7.6	23.3	28.0	75.0
Other income (expense), net	1.0	(1.0)	(17.4)	3.9

Income (loss) before income taxes	$29.1	$85.4	$(33.8)	$174.1

Depreciation and amortization of fixed assets and intangible assets:
IAN	$32.7	$34.6	$98.8	$99.3
CMG	3.6	3.7	10.8	12.1
Corporate and other	5.7	5.9	16.9	19.1

Total	$42.0	$44.2	$126.5	$130.5

Capital expenditures:
IAN	$9.5	$20.4	$30.4	$69.1
CMG	1.6	3.0	3.8	9.4
Corporate and other	4.9	0.6	9.5	4.3

Total	$16.0	$24.0	$43.7	$82.8

	September 30, 2009	December 31, 2008
Total assets:
IAN	$8,953.1	$9,712.2
CMG	892.4	929.1
Corporate and other	1,132.8	1,483.9

Total	$10,978.3	$12,125.2

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 11:  Fair Value Measurements

Authoritative guidance on fair value measurements and disclosures establishes a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We primarily apply the market approach for recurring fair value measurements. There are three levels of inputs that may be used to measure fair value:

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and indicates the level of input utilized to determine such fair value.

	Level 1	Level 3	Total
Assets
Cash equivalents	$1,106.0	$—	$1,106.0
Short-term marketable securities	10.6	—	10.6
Long-term investments [1]	15.7	6.7	22.4
Foreign currency derivatives	—	0.7	0.7

Total	$1,132.3	$7.4	$1,139.7

As a percentage of total assets	10.3%	0.1%	10.4%

Liabilities
Mandatorily redeemable noncontrolling interests [2]	$—	$42.3	$42.3

1	Level 3 investments relate to $12.5 in par value of asset-backed auction rate securities. Since August 2007, auctions have failed due to insufficient bids from buyers, which required us to adjust the securities to a book value of $6.7 during the fourth quarter of 2007. We intend to hold our auction rate securities until we can recover the full principal and have classified the auction rate securities as long-term investments within other assets in our unaudited Consolidated Balance Sheets.
2	Relates to obligations to purchase noncontrolling equity shares of consolidated subsidiaries, valued pursuant to authoritative guidance on mandatorily redeemable financial instruments. Fair value measurements of the obligation were based upon the amount payable as if the forward contracts were settled as of September 30, 2009.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis utilizing Level 3 inputs.

Three months ended September 30, 2009

	Balance as of June 30, 2009	Level 3 additions	Realized losses included in net income	Balance as of September 30, 2009
Assets
Long-term investments	$6.7	$—	$—	$6.7
Foreign currency derivatives	0.8	—	(0.1)	0.7

Liabilities
Mandatorily redeemable noncontrolling interests	$37.2	$2.4	$(2.7)	$42.3
Nine months ended September 30, 2009
	Balance as of December 31, 2008	Level 3 additions	Realized gains (losses) included in net loss	Balance as of September 30, 2009
Assets
Long-term investments	$6.7	$—	$—	$6.7
Foreign currency derivatives	0.8	—	(0.1)	0.7

Liabilities
Mandatorily redeemable noncontrolling interests	$21.6	$22.5	$1.8	$42.3

Level 3 additions relate to unconditional obligations to purchase additional equity interests in previous acquisitions for cash, which is considered to be a mandatorily redeemable financial instrument. Realized gains (losses) included in net income (loss) for foreign currency derivatives and mandatorily redeemable noncontrolling interests are reported as a component of other income (expense), net and interest expense, respectively, in the unaudited Consolidated Statements of Operations.

Note 12:  Commitments and Contingencies

Legal Matters

We are or have been involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition, results of operations or cash flow.

Guarantees

As discussed in our 2008 Annual Report on Form 10-K, we have guarantees of certain obligations of our subsidiaries relating principally to credit facilities, certain media payables and operating leases of certain subsidiaries. The amount of such parent company guarantees was $269.0 and $255.7 as of September 30, 2009 and December 31, 2008, respectively.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 13:  Recent Accounting Standards

In September 2009, the Emerging Issues Task Force reached a consensus related to revenue arrangements with multiple deliverables. The consensus will be issued by the Financial Accounting Standards Board (“FASB”) as an update to authoritative guidance for revenue recognition and will be effective for the Company January 1, 2011. The updated guidance will revise how the estimated selling price of each deliverable in a multiple element arrangement is determined when the deliverables do not have stand-alone value. In addition, the revised guidance will require additional disclosures about the methods and assumptions used to evaluate multiple element arrangements and to identify the significant deliverables within those arrangements. We are currently evaluating the potential impact of the amended guidance on our Consolidated Financial Statements.

In August 2009, the FASB amended authoritative guidance for determining the fair value of liabilities, which will be effective for the Company October 1, 2009. The amended guidance reiterates that the fair value measurement of a liability (1) should be based on the assumption that the liability was transferred to a market participant on the measurement date and (2) should include the risk of nonperformance. In addition, the guidance establishes a hierarchy for determining the fair value of liabilities. Specifically, an entity must first determine whether a quoted price, from an active market, is available for identical liabilities before utilizing an alternative valuation technique. We do not expect the adoption of this guidance to have a significant impact on our Consolidated Financial Statements.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “FASB Codification”), which is effective for the Company July 1, 2009. The FASB Codification does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under the FASB Codification there is a single source of authoritative U.S. GAAP for nongovernmental entities and this has superseded all other previously issued non-SEC accounting and reporting guidance. The adoption of the FASB Codification did not have any impact on our Consolidated Financial Statements.

In June 2009, the FASB issued amendments to authoritative guidance on consolidation of variable interest entities, which will be effective for the Company January 1, 2010. The amended guidance revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also includes revised financial statement disclosures regarding the reporting entity’s involvement and risk exposure. We are currently evaluating the potential impact of the amended guidance on our Consolidated Financial Statements.

In May 2009, the FASB issued authoritative guidance on subsequent events, which is effective for the Company June 30, 2009. This guidance addresses the disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of this guidance did not have a significant impact on our Consolidated Financial Statements.

In April 2009, the FASB amended authoritative guidance on disclosures about the fair value of financial instruments, which is effective for the Company June 30, 2009. The amended guidance requires a publicly traded company to include disclosures about fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, the guidance requires an entity to disclose either in the body or the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The adoption of this guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests which requires a noncontrolling interest in a subsidiary to be reported as equity on our unaudited Consolidated Balance Sheets separate from the parent’s equity. The guidance also requires transactions that do not result in the deconsolidation of the subsidiary be recorded as equity transactions, while those transactions that do result in a change from noncontrolling to controlling ownership or a

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

deconsolidation of the subsidiary be recorded in net income (loss) with the gain or loss measured at fair value. This guidance is effective January 1, 2009 and has been applied prospectively with the exception of presentation and disclosure requirements which have been applied retrospectively for all periods presented.

In December 2007, the FASB issued authoritative guidance on business combinations. Under the guidance, an acquiring entity is required to record assets acquired and liabilities assumed in a business combination at fair value on the date of acquisition. Earn-out payments and other forms of contingent consideration are also required to be recorded at fair value on the acquisition date. Fair value measurements are also required to be used when recording noncontrolling interests and contingent liabilities. In addition, all costs associated with the business combination, including restructuring costs, are required to be expensed as incurred. For the Company, this revised guidance is effective prospectively for business combinations having an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to January 1, 2009 would apply this revised guidance.

The FASB issued additional authoritative guidance on business combinations in March 2009, specifically, for the initial recognition and measurement, subsequent measurement, and disclosures of assets and liabilities arising from contingencies in a business combination as well as for pre-existing contingent consideration assumed as part of the business combination. This guidance is effective for the Company January 1, 2009.

The adoption of the authoritative guidance for business combinations did not have a significant impact on our unaudited Consolidated Financial Statements. However, any business combinations entered into in the future may impact our Consolidated Financial Statements as a result of the potential earnings volatility due to the changes described above.

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

RECENT ACCOUNTING STANDARDS, by reference to Note 13 to the unaudited Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2009 and certain accounting standards which we have not yet been required to implement and may be applicable to our future operations.

EXECUTIVE SUMMARY

We are one of the world’s premier global advertising and marketing services companies. Our agencies create marketing programs for clients to achieve or improve their business results, which in turn, generates sales, earnings and cash flow for us. Our agencies deliver services across the full spectrum of marketing disciplines and specialties, including advertising, direct marketing, public relations, events marketing, mobile marketing, internet and search engine marketing, social media marketing and media buying and planning. Major global brands in our portfolio of companies include Draftfcb, FutureBrand, GolinHarris, Initiative, Jack Morton, Lowe, McCann Erickson, Momentum, MRM, R/GA, Octagon, UM and Weber Shandwick. Leading domestic brands include Campbell-Ewald, Carmichael Lynch, Deutsch, Hill Holliday, The Martin Agency and Mullen.

Our strategic outlook is for our high-quality, comprehensive global services to remain critical to the competitiveness of our clients for the remainder of 2009 and beyond as they look to build brands and market share in an increasingly complex and fragmented media landscape. Our business objectives are to continue to strengthen our full range of marketing expertise, while focusing our investment on the fastest growing geographic regions and marketing channels. Our long-term financial objectives include organic revenue growth at competitive levels while achieving operating margin expansion, ultimately to the level of our global peer group. Accordingly, we remain focused on cost control, effective resource utilization, including the productivity of our employees, real estate, and information technology, and reduction of certain discretionary expenses.

The global economic recession has made business conditions extremely challenging for nearly all companies during 2009. These conditions adversely affect the demand for advertising and marketing services and present a challenge to the revenue and profit growth of our Company and our sector as a whole for as long as the difficult economic conditions persist. Due to general economic conditions and their effect on our revenue, we initiated significant severance actions in the fourth

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

quarter of 2008, which have continued through the first nine months of 2009. The expense benefits from these actions will continue to be recognized in future periods. While we cannot predict the continuing magnitude and duration of the economic downturn or its impact on the demand for our services, we believe that we will continue to derive benefits from our diversified client base, global presence and broad range of services. In addition, improvements in our financial reporting and business information systems provide us with timely and actionable insights from our businesses around the world, which allows us to more effectively manage our business. Our internal reporting improvements over the past several years have strengthened our ability to effectively manage our expenses.

Our balance sheet and liquidity are important sources of financial flexibility. We have taken recent measures to strengthen our debt maturity profile by issuing notes due in 2017 and repurchasing notes maturing in 2009, 2010 and 2011.

As a result of the challenging economic conditions and their impact on the projected profitability of certain reporting units, we performed an interim evaluation with respect to the recoverability of our goodwill at certain reporting units during the third quarter of 2009. Based on the interim analysis, we concluded that there was no impairment in the third quarter of 2009. Our annual impairment review of goodwill is as of October 1, 2009, and our review of our reporting units financial projections and assumptions in estimating fair value could result in an impairment charge in the fourth quarter of 2009. See the Critical Accounting Estimates section within this MD&A and Note 4 to the unaudited Consolidated Financial Statements for further information.

On October 15, 2009, we announced the alignment of Deutsch and Lowe in order to build on the complementary strengths of the two agencies to create a more powerful offering and accelerate our growth. We anticipate that Lowe will be strengthened by adding a dynamic U.S. agency to its strong global network, and that Deutsch will benefit from the multinational reach of Lowe. Deutsch will now be referred to as Deutsch, Inc., a Lowe & Partners Company. The combined entity will remain in the Integrated Agency Network (“IAN”) segment. We are formalizing our plans and expect to incur certain reorganization charges in the fourth quarter of 2009 and into 2010 as we implement those plans.

Third Quarter and First Nine Months of 2009 and 2008 Highlights

	Three months ended September 30, 2009		Nine months ended September 30, 2009
% decrease	Total	Organic	Total	Organic
Revenue	(18.0%)	(14.2%)	(16.5%)	(11.8%)
Salaries and related expenses	(13.7%)	(10.0%)	(10.8%)	(6.5%)
Office and general expenses	(19.2%)	(15.1%)	(18.6%)	(13.4%)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating margin	4.1%	6.7%	1.7%	5.1%
Expenses as % of revenue:
Salaries and related expenses	66.1%	62.8%	68.8%	64.4%
Office and general expenses	29.8%	30.2%	29.5%	30.2%

Net income (loss) available to IPG common stockholders	$17.2	$38.7	$(35.8)	$56.7

Earnings (loss) per share available to IPG common stockholders:
Basic	$0.04	$0.08	$(0.08)	$0.12
Diluted	$0.03	$0.08	$(0.08)	$0.12

When we analyze period-to-period changes in our operating performance we determine the portion of the change that is attributable to exchange rates and to the net effect of acquisitions and divestitures and the remainder, which we call organic

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

change, indicates how our underlying business performed. The performance metrics that we use to analyze our results include the organic change in revenue, salaries and related expenses and office and general expenses, and the components of operating expenses, expressed as a percentage of revenue. Additionally, in certain of our discussions we analyze revenue by business sector, where we focus on our top 100 clients, which typically constitute 50%-55% of our consolidated revenues, and geographic region.

The change in our operating performance attributable to foreign currency rates is determined by converting the prior-period results using the current period exchange rates and comparing the prior-period adjusted amounts to the prior-period results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. As a result, both positive and negative currency fluctuations against the U.S. Dollar will continue to affect our consolidated results of operations. For the three months ended September 30, 2009, foreign currency fluctuations resulted in decreases of approximately 4% in revenues, salaries and related expenses and office and general expenses, which contributed to a net decrease in operating income of approximately 4% compared to the prior-year period. For the nine months ended September 30, 2009, foreign currency fluctuations resulted in decreases of approximately 6% in revenues and salaries and related expenses and approximately 7% in office and general expenses, which contributed to a net decrease in operating income of approximately 4% compared to the prior-year period. Since the second half of 2008 the U.S. Dollar has strengthened against several foreign currencies, which had a negative impact on our consolidated results of operations. However, in recent months the U.S. Dollar has weakened against several foreign currencies, and if this trend continues, it could have a positive impact on our consolidated results of operations.

For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offering and disposed of businesses that are not consistent with our strategic plan. For the third quarter of 2009, the net effect of acquisitions and divestitures had a minimal impact on revenue and operating expenses compared to the prior-year period. For the first nine months of 2009, the net effect of acquisitions and divestitures increased revenue and operating expenses compared to the prior-year period.

RESULTS OF OPERATIONS

Consolidated Results of Operations – Three and Nine Months Ended September 30, 2009 compared to Three and Nine Months Ended September 30, 2008

REVENUE

	Three months ended September 30, 2008	Components of change			Three months ended September 30, 2009	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Consolidated	$1,740.0	$(67.9)	$1.6	$(247.0)	$1,426.7	(14.2%)	(18.0%)
Domestic	963.8	—	(0.3)	(129.4)	834.1	(13.4%)	(13.5%)
International	776.2	(67.9)	1.9	(117.6)	592.6	(15.2%)	(23.7%)
United Kingdom	158.2	(23.2)	—	(30.8)	104.2	(19.5%)	(34.1%)
Continental Europe	257.1	(22.0)	(1.0)	(43.2)	190.9	(16.8%)	(25.7%)
Asia Pacific	157.0	(3.7)	2.9	(15.3)	140.9	(9.7%)	(10.3%)
Latin America	95.6	(13.4)	—	(8.9)	73.3	(9.3%)	(23.3%)
Other	108.3	(5.6)	—	(19.4)	83.3	(17.9%)	(23.1%)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

During the third quarter of 2009, our revenue decreased by $313.3, or 18.0%, compared to the third quarter of 2008, primarily consisting of an organic revenue decrease of $247.0, or 14.2%, and an adverse foreign currency impact of $67.9. The decrease is primarily attributable to the impact of global economic conditions on nearly all sectors of our business. Of our organic decrease, more than one-third was attributable to declines from several of our largest clients in the technology and telecom and auto and transportation sectors, which had contributed to our increase in 2008, primarily in the IAN segment.

Our revenue is directly impacted by our ability to win new clients and the retention and spending levels of existing clients. Revenue is also subject to fluctuations related to seasonal spending by our clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal holiday spending of our clients, incentives earned at year-end on various contracts and project work completed that is typically recognized during the fourth quarter. Additionally, revenues can fluctuate due to the timing of completed projects in the events marketing business, as revenue is typically recognized when the project is complete. We generally act as principal for these projects and as such record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses. Approximately 2% of our organic revenue decrease was related to prior-year project assignments in our events marketing discipline that, due to economic conditions, did not recur or were substantially curtailed. These projects are reflected in various sectors and geographic regions.

		Components of change				Change
	Nine months ended September 30, 2008	Foreign currency	Net acquisitions/ (divestitures)	Organic	Nine months ended September 30, 2009	Organic	Total
Consolidated	$5,060.9	$(306.2)	$68.3	$(596.6)	$4,226.4	(11.8%)	(16.5%)
Domestic	2,803.8	—	15.1	(356.3)	2,462.6	(12.7%)	(12.2%)
International	2,257.1	(306.2)	53.2	(240.3)	1,763.8	(10.6%)	(21.9%)
United Kingdom	469.1	(101.4)	—	(50.7)	317.0	(10.8%)	(32.4%)
Continental Europe	799.6	(101.8)	1.9	(94.7)	605.0	(11.8%)	(24.3%)
Asia Pacific	465.8	(29.3)	2.9	(50.0)	389.4	(10.7%)	(16.4%)
Latin America	254.0	(43.3)	—	(4.4)	206.3	(1.7%)	(18.8%)
Other	268.6	(30.4)	48.4	(40.5)	246.1	(15.1%)	(8.4%)

During the first nine months of 2009, our revenue decreased by $834.5, or 16.5%, compared to the first nine months of 2008, primarily consisting of an organic revenue decrease of $596.6, or 11.8%, and an adverse foreign currency impact of $306.2. The organic decrease was driven by factors similar to those noted above for the third quarter of 2009.

Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Salaries and related expenses	$943.5	$1,093.5	$2,908.4	$3,261.5
Office and general expenses	425.4	526.3	1,245.4	1,529.1
Restructuring and other reorganization-related (reversals) charges	(0.5)	3.9	(0.7)	11.2

Total operating expenses	$1,368.4	$1,623.7	$4,153.1	$4,801.8

Operating income	$58.3	$116.3	$73.3	$259.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Salaries and Related Expenses

		Components of change				Change
	2008	Foreign currency	Net acquisitions/ (divestitures)	Organic	2009	Organic	Total
Three months ended September 30,	$1,093.5	$(40.2)	$(0.9)	$(108.9)	$943.5	(10.0%)	(13.7%)
Nine months ended September 30,	3,261.5	(190.3)	48.4	(211.2)	2,908.4	(6.5%)	(10.8%)

Salaries and related expenses in the third quarter of 2009 decreased by $150.0 compared to the third quarter of 2008, primarily consisting of an organic decrease of $108.9 and a favorable foreign currency rate impact of $40.2. The organic decrease was due to lower base salaries, benefits and temporary help of $88.1, primarily related to work force reductions that were initiated in the fourth quarter of 2008 through the first nine months of 2009 to respond to the difficult economic conditions. Our work force reductions resulted in an organic increase in severance charges of $9.0 in the third quarter of 2009 when compared to the prior year. The largest components of our severance charges in the third quarter of 2009 were related to our advertising and media businesses in the IAN segment, primarily in the U.S. and Continental Europe regions. We expect additional work force reductions in the fourth quarter of 2009, which will contribute to further declines in base salaries and benefits through the remainder of the year and into 2010. Also contributing to the organic decrease were a reduction in incentive award expense of $23.3, resulting from lower annual bonus award accruals in 2009 due to reduced operating results, and, to a lesser extent, lower headcount when compared to the prior year.

Salaries and related expenses in the first nine months of 2009 decreased by $353.1 compared to the first nine months of 2008, primarily consisting of an organic decrease of $211.2 and a favorable foreign currency impact of $190.3. We had an organic decrease in base salaries, benefits and temporary help of $177.0, primarily due to the reasons noted above for the third quarter of 2009. There was an organic increase in severance charges for the first nine months of 2009 of $56.9, primarily in our advertising businesses within our IAN segment. In total, the work force reductions we initiated since the fourth quarter of 2008 have decreased headcount by approximately 5,100 employees, representing approximately 11% of our work force. Our organic decline in incentive award expense of $63.6 is primarily due to lower accruals related to reduced operating results and reductions in expected long-term incentive award expense due to an increase to our forfeiture rate as a result of higher actual forfeitures compared to estimates.

Changes in our incentive awards mix can impact future-period expense, as bonus awards are expensed during the year they are earned and long-term incentive awards are expensed over the performance period, generally three years. Factors impacting long-term incentive awards are the actual number of awards vesting and the change in our stock price. Additionally, changes can occur based on projected results and could impact trends between various periods in the future. See Note 8 to the unaudited Consolidated Financial Statements for further information on our incentive compensation plans.

The following table details our salaries and related expenses as a percentage of consolidated revenue.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Salaries and related expenses	66.1%	62.8%	68.8%	64.4%
Base salaries, benefits and tax	56.3%	52.7%	58.6%	54.0%
Incentive expense	2.7%	3.6%	2.9%	3.8%
Severance expense	1.6%	0.9%	2.2%	0.8%
Temporary help	2.9%	3.1%	2.7%	3.3%
All other salaries and related expenses	2.6%	2.5%	2.4%	2.5%

Our staff cost ratio, defined as salaries and related expenses as a percentage of revenue, increased to 66.1% from 62.8% in the third quarter of 2009 and to 68.8% from 64.4% in the first nine months of 2009 from the comparable prior-year

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

periods, primarily driven by lower revenues and increased severance expense, partially offset by lower base salaries, benefits, temporary help and incentive award expense.

Office and General Expenses

		Components of change				Change
	2008	Foreign currency	Net acquisitions/ (divestitures)	Organic	2009	Organic	Total
Three months ended September 30,	$526.3	$(22.3)	$0.9	$(79.5)	$425.4	(15.1%)	(19.2%)
Nine months ended September 30,	1,529.1	(103.8)	24.7	(204.6)	1,245.4	(13.4%)	(18.6%)

Office and general expenses in the third quarter of 2009 decreased by $100.9 compared to the third quarter of 2008, primarily consisting of an organic decrease of $79.5 and a favorable foreign currency rate impact of $22.3. The organic decrease was largely due to our cost containment efforts, which resulted in lower discretionary spending, primarily related to travel and entertainment, office supplies and employment costs. Additionally, we incurred lower production expenses related to pass-through costs for certain prior-year projects where we acted as principal that did not recur or decreased in size during the third quarter of 2009. Production expenses can vary significantly between periods depending upon the timing of completion of certain projects where we act as principal, which could impact trends between various periods in the future.

Office and general expenses in the first nine months of 2009 decreased by $283.7 compared to the first nine months of 2008, primarily consisting of an organic decrease of $204.6 and a favorable foreign currency rate impact of $103.8. The organic decrease was due to factors similar to those noted above for the third quarter of 2009.

The following table details our office and general expenses as a percentage of consolidated revenue. All other office and general expenses includes production expenses, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Office and general expenses	29.8%	30.2%	29.5%	30.2%
Professional fees	1.9%	1.9%	2.0%	2.0%
Occupancy expense (excluding depreciation and amortization)	9.0%	7.6%	9.0%	7.8%
Travel & entertainment, office supplies and telecommunications	3.5%	4.2%	3.6%	4.4%
All other office and general expenses	15.4%	16.5%	14.9%	16.0%

Our office and general expense ratio, defined as office and general expenses as a percentage of revenue, decreased to 29.8% from 30.2% in the third quarter of 2009 and to 29.5% from 30.2% in the first nine months of 2009 from the comparable prior-year periods. The improvement in the office and general expense ratio was driven by reductions in the major expense categories listed in the table above, partially offset by lower revenue.

Restructuring and Other Reorganization-Related (Reversals) Charges

Restructuring and other reorganization-related charges of $3.9 and $11.2 for the three and nine months ended September 30, 2008, respectively, primarily relate to the realignment of our global media operations into a new management entity called Mediabrands in the second quarter of 2008. In addition, the charges for the nine months ended September 30, 2008 relate to the restructuring program announced at Lowe during the third quarter of 2007. Net charges primarily consist of leasehold amortization and additional severance expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cash interest on debt obligations	$(34.9)	$(45.8)	$(105.4)	$(142.8)
Non-cash interest	(2.9)	(7.4)	(12.3)	(21.1)

Interest expense	(37.8)	(53.2)	(117.7)	(163.9)
Interest income	7.6	23.3	28.0	75.0

Net interest expense	(30.2)	(29.9)	(89.7)	(88.9)
Other income (expense), net	1.0	(1.0)	(17.4)	3.9

Total (expenses) and other income	$(29.2)	$(30.9)	$(107.1)	$(85.0)

Net Interest Expense

For the three and nine months ended September 30, 2009, cash interest expense and interest income decreased when compared to the respective prior-year periods, primarily due to declining interest rates, mainly in the United Kingdom, Continental Europe and the U.S. The change in non-cash interest expense for the three and nine months ended September 30, 2009 compared to the respective prior-year periods was primarily due to a decline in amortization of deferred warrant costs and debt issuance costs in connection with the expiration of our $750.0 Three-Year Credit Agreement, dated as of June 13, 2006 (the “2006 Credit Agreement”) in June 2009. Additionally, for the three months ended September 30, 2009, the decrease in non-cash interest expense was partially offset by changes in the value of obligations to purchase noncontrolling equity shares of consolidated subsidiaries. See Note 11 to the unaudited Consolidated Financial Statements for further information.

Other Income (Expense), net

Results of operations for the three and nine months ended September 30, 2009 and 2008 include certain items which are either non-recurring or are not directly associated with our revenue producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Loss on early extinguishment of debt [1]	$(1.2)	$—	$(25.8)	$—
Gains (losses) on sales of businesses and investments	0.7	(0.1)	(2.1)	3.9
Vendor discounts and credit adjustments [2]	1.5	2.4	7.7	12.6
Litigation settlement [3]	—	—	—	(12.0)
Other (expense) income, net	—	(3.3)	2.8	(0.6)

Total other income (expense), net	$1.0	$(1.0)	$(17.4)	$3.9

1	During the second quarter of 2009, we recorded a charge of $24.6 related to the early settlement of our tender offers for the 5.40% Notes due 2009 (the “2009 Notes”) and 7.25% Notes due 2011 (the “2011 Notes”). During the third quarter of 2009, we recorded a charge of $0.9 related to the final settlement of our tender offers for the 2009 Notes, 2011 Notes and Floating Rate Notes due 2010 (the “2010 Notes”), as well as a charge of $0.3 related to the redemption of all of our outstanding 2009 Notes. See Note 2 to the unaudited Consolidated Financial Statements for further information.
2	We are in the process of settling our liabilities related to vendor discounts and credits established during the restatement we presented in our 2004 Annual Report on Form 10-K. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.
3	During May 2008, the SEC concluded its investigation that began in 2002 into our financial reporting practices, resulting in a settlement charge of $12.0.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Income (loss) before income taxes	$29.1	$85.4	$(33.8)	$174.1

Provision for (benefit of) income taxes	$3.7	$35.5	$(18.0)	$90.9

The effective tax rate for the third quarter of 2009 is 12.7%, compared to 41.6% in the third quarter of 2008, and for the first nine months of 2009 is 53.3%, compared to 52.2% in the first nine months of 2008. Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. Specifically, for the three and nine months ended September 30, 2009, the difference between the effective tax rate and the statutory rate of 35% is primarily due to the recognition of previously unrecognized tax benefits, the recognition of tax benefits on partially worthless securities, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the establishment of valuation allowances in the Asia Pacific region. For the nine months ended September 30, 2009, the difference between the effective tax rate and the statutory tax rate is also due to the write-off of deferred tax assets related to restricted stock. See Note 6 to the unaudited Consolidated Financial Statements for further information.

For the three and nine months ended September 30, 2008, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and, for the nine months ended September 30, 2008, the SEC settlement provision for which we received no tax benefit and the release of valuation allowances in jurisdictions where we believed it was more likely than not that we will realize our deferred tax assets.

Segment Results of Operations – Three and Nine Months Ended September 30, 2009 compared to Three and Nine Months Ended September 30, 2008

As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have two reportable segments as of September 30, 2009: IAN and Constituency Management Group (“CMG”). We also report results for the Corporate and other group.

IAN

REVENUE

		Components of change				Change
	Three months ended September 30, 2008	Foreign currency	Net acquisitions/ (divestitures)	Organic	Three months ended September 30, 2009	Organic	Total
Consolidated	$1,450.1	$(59.2)	$1.6	$(200.6)	$1,191.9	(13.8%)	(17.8%)
Domestic	770.1	—	(0.3)	(105.3)	664.5	(13.7%)	(13.7%)
International	680.0	(59.2)	1.9	(95.3)	527.4	(14.0%)	(22.4%)

During the third quarter of 2009, our revenue decreased by $258.2 compared to the third quarter of 2008, primarily consisting of an organic revenue decrease of $200.6 and an adverse foreign currency impact of $59.2. The organic revenue decrease was primarily driven by a pullback of existing client business throughout all agencies within IAN due to challenging economic conditions, most predominantly in the technology and telecom and auto and transportation sectors. The international organic decrease occurred throughout all regions, with the largest impact in Continental Europe and the United Kingdom.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

		Components of change				Change
	Nine months ended September 30, 2008	Foreign currency	Net acquisitions/ (divestitures)	Organic	Nine months ended September 30, 2009	Organic	Total
Consolidated	$4,229.7	$(263.0)	$68.3	$(480.0)	$3,555.0	(11.3%)	(16.0%)
Domestic	2,263.3	—	15.1	(279.9)	1,998.5	(12.4%)	(11.7%)
International	1,966.4	(263.0)	53.2	(200.1)	1,556.5	(10.2%)	(20.8%)

During the first nine months of 2009, our revenue decreased by $674.7 compared to the first nine months of 2008, primarily consisting of an organic revenue decrease of $480.0 and an adverse foreign currency impact of $263.0. The domestic and international organic decrease was driven by factors similar to those noted above for the third quarter of 2009.

SEGMENT OPERATING INCOME

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
Segment operating income	$78.7	$144.0	(45.3%)	$135.7	$344.5	(60.6%)
Operating margin	6.6%	9.9%		3.8%	8.1%

Operating income decreased during the third quarter of 2009 when compared to the third quarter of 2008 due to a decrease in revenue of $258.2, partially offset by decreases in salaries and related expenses of $122.5 and office and general expenses of $70.4. The decrease in salaries and related expenses was primarily due to lower base salaries, benefits and temporary help related to work force actions taken during the fourth quarter of 2008 and during 2009 in response to the difficult economic conditions that began in the latter part of 2008. Incentive award expense was lower during the third quarter of 2009 consistent with the explanations provided in the consolidated Salaries and Related Expenses section. These reductions were partially offset by higher severance charges incurred for work force actions taken in the third quarter of 2009, which affected all regions, with the largest impact in the U.S. and Continental Europe. Lower office and general expenses were primarily due to cost containment measures that reduced discretionary expenses, primarily related to travel and entertainment and employment costs, as well as lower production expenses associated with reduced project work where we acted as principal.

Operating income decreased during the first nine months of 2009 when compared to the first nine months of 2008 due to a decrease in revenue of $674.7, partially offset by decreases in salaries and related expenses of $270.2 and office and general expenses of $195.7, driven by factors similar to those noted above for the third quarter of 2009.

CMG

REVENUE

		Components of change				Change
	Three months ended September 30, 2008	Foreign currency	Net acquisitions/ (divestitures)	Organic	Three months ended September 30, 2009	Organic	Total
Consolidated	$289.9	$(8.8)	$—	$(46.3)	$234.8	(16.0%)	(19.0%)
Domestic	193.7	—	—	(23.9)	169.8	(12.3%)	(12.3%)
International	96.2	(8.8)	—	(22.4)	65.0	(23.3%)	(32.4%)

During the third quarter of 2009, revenue decreased by $55.1 compared to the third quarter of 2008, consisting of an organic revenue decline of $46.3 and an adverse foreign currency impact of $8.8. The domestic and international organic revenue decreases were primarily due to the completion of several projects with existing clients in 2008 that did not recur or

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

were substantially curtailed in the third quarter of 2009 in our events marketing business and the pullback of existing client business in certain of our public relations and branding businesses due to broader economic difficulties. The international organic decrease occurred primarily in the United Kingdom and the Asia Pacific region. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete.

		Components of change				Change
	Nine months ended September 30, 2008	Foreign currency	Net acquisitions/ (divestitures)	Organic	Nine months ended September 30, 2009	Organic	Total
Consolidated	$831.2	$(43.2)	$—	$(116.6)	$671.4	(14.0%)	(19.2%)
Domestic	540.5	—	—	(76.4)	464.1	(14.1%)	(14.1%)
International	290.7	(43.2)	—	(40.2)	207.3	(13.8%)	(28.7%)

During the first nine months of 2009, revenue decreased by $159.8 compared to the first nine months of 2008, consisting of an organic revenue decrease of $116.6 and an adverse foreign currency impact of $43.2, and was driven by factors similar to those noted above for the third quarter of 2009.

SEGMENT OPERATING INCOME

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
Segment operating income	$18.2	$23.8	(23.5%)	$43.5	$56.2	(22.6%)
Operating margin	7.8%	8.2%		6.5%	6.8%

Operating income decreased during the third quarter of 2009 when compared to the third quarter of 2008 due to a decrease in revenue of $55.1, partially offset by a decrease in office and general expenses of $27.6 and salaries and related expenses of $21.9. Office and general expenses decreased primarily due to lower production expenses in the events marketing business and, to a lesser extent, reductions in certain discretionary expenses. Salaries and related expenses decreased primarily due to a decrease in base salaries, benefits and temporary help of $18.3 as a result of lower headcount from severance actions.

Operating income decreased during the first nine months of 2009 when compared to the first nine months of 2008 due to a decrease in revenue of $159.8, partially offset by decreases in office and general expenses of $82.7 and salaries and related expenses of $64.4, and were driven by factors similar to those noted above for the third quarter of 2009.

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line item within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, bonus and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of these expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Corporate and other expenses for the third quarter of 2009 decreased by $8.5 to $39.1 compared to the third quarter of 2008, primarily due to lower long-term incentive award expense and the impact of unfavorable foreign currency changes on certain balance sheet items in the third quarter of 2008 that did not recur in the current year. The reduction in long-term incentive award expense primarily relates to changes in our assumptions on achieving certain performance targets. For the first nine months of 2009, corporate and other expenses decreased by $23.8 to $106.6 compared to the first nine months of 2008, primarily due to lower incentive award expense, the impact of foreign currency changes and reductions in professional fees. The changes in incentive award expense and foreign currency changes are similar to those noted above for the third quarter of 2009. The decline in professional fees is primarily due to reduced audit and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Our key liquidity metrics are operating cash flow and changes in working capital. The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Nine months ended September 30,
Cash Flow Data	2009	2008
Net cash (used in) provided by operating activities	$(198.5)	$146.1
Net cash provided by (used in) investing activities	47.3	(198.3)
Net cash used in financing activities	(262.6)	(263.1)

Working capital usage (included in operating activities)	$(327.2)	$(159.2)

Balance Sheet Data	September 30, 2009	December 31, 2008	September 30, 2008
Cash, cash equivalents and marketable securities	$1,772.1	$2,274.9	$1,707.6

Short-term debt	$88.2	$332.8	$81.9
Long-term debt	1,866.9	1,786.9	2,043.1

Total debt	$1,955.1	$2,119.7	$2,125.0

Cash, cash equivalents and marketable securities decreased by $502.8 during the first nine months of 2009.

Operating Activities

Cash used in operating activities during the first nine months of 2009 increased by $344.6 as compared to the first nine months of 2008, primarily the result of an increased use of working capital of $168.0. Net cash used in operating activities in the first nine months of 2009 primarily reflects net loss of $16.3 and working capital usage of $327.2, partially offset by net adjustments to reconcile net loss of $217.0. Net adjustments to reconcile net loss primarily include depreciation and amortization of fixed assets and intangible assets, deferred income tax benefits, amortization of restricted stock and other non-cash compensation and the loss on early extinguishment of debt. Cash generated or used by working capital reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. In the first nine months of 2009 we used working capital of $327.2 compared to a use of working capital of $159.2 in the first nine months of 2008. The increase in working capital usage is primarily due to the combined effect of strong growth in the latter part of 2008 at certain of our businesses and decreases in client spending due to economic conditions in the first nine months of 2009, partially offset by improvements in working capital management at certain of our businesses.

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

Investing Activities

Cash provided by investing activities during the first nine months of 2009 includes net sales and maturities of short-term marketable securities partially offset by deferred payments on prior acquisitions and capital expenditures. Net sales and maturities of short-term marketable securities of $157.9 primarily relates to a redemption of a time deposit.

Financing Activities

Cash used in financing activities during the first nine months of 2009 reflects proceeds, uses and fees related to our debt transactions. We issued $600.0 in aggregate principal amount of our 2017 Notes at 97.958% of par and incurred related debt issuance costs. We settled tenders of our 2009 Notes, 2011 Notes and 2010 Notes. As a result, we paid cash of $734.7, which includes early tender premiums, to purchase $214.0 aggregate principal amount of the 2009 Notes, $463.7 aggregate principal amount of the 2011 Notes and $36.3 aggregate principal amount of the 2010 Notes. Additionally, during the third quarter of 2009, we paid $36.0 of cash to redeem the remaining $36.0 aggregate principal amount of the 2009 Notes. Total net cash used related to these debt transactions, including issuance costs and discounts, was $202.2.

Additionally, cash used in financing activities reflects distributions to noncontrolling interests of $21.1 and dividend payments of $20.7 on our Series B Preferred Stock.

Foreign Exchange Rate Changes

The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in an increase of $68.1 during the nine months ended September 30, 2009. This increase primarily reflects the strengthening of the Euro against the U.S. Dollar during this period.

LIQUIDITY OUTLOOK

Based on our cash flow forecasts we expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. In addition, we have a committed credit facility available to support our operating needs. Our policy is to maintain a conservative approach to liquidity, which we believe is appropriate for our Company in view of the current conditions in the economy. As a result, we are closely managing our spending and will defer or limit discretionary spending where possible, while continuing to position ourselves for growth in the future.

The difficult global economic conditions have made business conditions extremely challenging for us during the first nine months of 2009, and should market conditions continue to adversely affect our clients, it could continue to challenge our level of cash generation from operations. Economic conditions have caused a decrease in demand for advertising and marketing services, which led to a decrease in our revenue during the first nine months of 2009. We have accounts receivable related to revenues earned and for pass-through costs incurred on behalf of our clients as well as expenditures billable to clients related to costs incurred and fees earned that have not yet been billed. Although we have not experienced a material increase in client defaults, current market conditions increase the likelihood that we could experience future losses. General

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Motors Corporation (“GM”) and certain of its U.S. affiliates filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on June 1, 2009, and completed their reorganization in July. We did not incur any charges related to outstanding amounts due from GM during the first nine months of 2009.

We maintain a committed corporate credit facility to increase our financial flexibility. We have not drawn on any of our corporate credit facilities since 2003, although we use them to issue letters of credit primarily to support commitments on behalf of certain clients. Our 2006 Credit Agreement expired in June 2009. Prior to the expiration of our 2006 Credit Agreement, we replaced a portion of this facility in July of 2008 with our $335.0 Three-Year Credit Agreement (the “2008 Credit Agreement”), and we do not currently plan on replacing the full amount. The outstanding letters of credit under the 2006 Credit Agreement were replaced with letters of credit issued under the 2008 Credit Agreement in the second quarter of 2009. The 2008 Credit Agreement includes commitments from a syndicate of financial institutions, and if any of the financial institutions in the syndicate were unable to perform and no other bank assumed that institution’s commitment, the total size of the facility would be reduced by the size of that institution’s commitment. Additionally, during the second quarter of 2009 we amended the terms of our 2008 Credit Agreement to improve our financial flexibility.

We recently took measures to improve our debt profile. See “Financing and Sources of Funds” below and Note 2 to the unaudited Consolidated Financial Statements for further information. If, however, our business is adversely impacted by further deterioration in the economic environment, it could lead us to seek new or additional sources of liquidity to fund our working capital needs or enhance our financial flexibility. Our ability to access the capital markets depends on a number of factors, which include those specific to us, such as our credit rating, and those related to the capital markets, such as the amount or terms of available credit. From time to time we evaluate market conditions and financing alternatives for opportunities to raise additional financing or otherwise improve our liquidity profile and enhance our financial flexibility. There can be no guarantee that we would be able to access new sources of liquidity on commercially reasonable terms.

Funding Requirements

Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, acquisitions, capital expenditures, payments related to vendor discounts and credits, debt service, preferred stock dividends, contributions to pension and postretirement plans and taxes. Additionally, we may be required to make payments to minority owners if certain put options related to prior acquisitions are exercised. In any twelve-month period, we maintain substantial flexibility over significant uses of cash, including our capital expenditures and cash used for new acquisitions. Notable funding requirements include:

•

Debt service – The remaining aggregate principal amount of $213.7 related to our 2010 Notes expect to be settled with available cash upon maturity on November 15, 2010. The remainder of our debt is primarily long-term, with maturities scheduled from 2011 to 2023.

•

Acquisitions – During the first nine months of 2009 we paid $64.2 of deferred payments related to acquisitions completed in previous years, and we expect to pay approximately $3.0 in the fourth quarter of 2009 and approximately $20.0 in 2010. We also expect to continue to evaluate potential new strategic acquisitions.

•

Contributions to pension and postretirement plans – Our funding policy regarding our pension plan is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as determined to be appropriate to improve the plans’ funded status. For the three and nine months ended September 30, 2009, we made contributions of $7.5 and $21.6, respectively, to our foreign pension plans and contributions to the domestic pension plans were negligible. For the remainder of 2009, we expect to contribute approximately $6.0 to our foreign pension plans and make no contributions to our domestic pension plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

FINANCING AND SOURCES OF FUNDS

Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous locations throughout the world, primarily at the holding company level and at our largest subsidiaries. Below is a summary of our sources of liquidity.

	September 30, 2009
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$1,772.1
Committed
2008 Credit Agreement	$335.0	$—	$94.1	$240.9

Uncommitted	$400.3	$85.0	$0.8	$314.5

1	We are required from time to time to post letters of credit, to support our commitments, or those of our subsidiaries, primarily to purchase media placements, mostly in locations outside the U.S., or to satisfy other obligations. These letters of credit have historically not been drawn upon.

The following are recent debt actions that have impacted our liquidity:

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

•

On June 15, 2009, we issued $600.0 in aggregate principal amount of 2017 Notes at 97.958% of par. The net proceeds were approximately $572.0 after deducting discounts, commissions and offering expenses. We used the proceeds of the 2017 Notes to fund our tender offer to purchase up to $500.0 aggregate principal amount of outstanding 2011 Notes and 2010 Notes.

•

On June 22, 2009, we settled our early tenders of the 2009 Notes and the 2011 Notes. We purchased $213.9 aggregate principal amount of the 2009 Notes using cash on hand and $463.7 aggregate principal amount of the 2011 Notes. Cash paid to purchase the early tendered 2009 Notes and 2011 Notes, including accrued and unpaid interest, was $711.4.

•

On July 7, 2009, we settled tenders for the 2009 Notes, 2011 Notes and 2010 Notes that had not been settled at the early settlement date. We purchased less than $0.1 additional aggregate principal amount of the 2009 Notes and 2011 Notes, as well as $36.3 aggregate principal amount of the 2010 Notes. Cash paid to purchase the 2009 Notes and the 2011 Notes that were tendered during the final tender period and the 2010 Notes that were accepted for purchase, including accrued and unpaid interest, was $36.5.

•

In July and August of 2009 we entered into a series of interest rate swap agreements related to our 6.25% Senior Unsecured Notes due 2014 (the “6.25% Notes”). These swap agreements convert $250.0 notional amount of our $350.0 6.25% Notes from fixed rate to floating rate debt. Please refer to Note 2 in our unaudited Consolidated Financial Statements for additional information.

•

On September 14, 2009, we redeemed all of our 2009 Notes that remained outstanding and that were scheduled to mature on November 15, 2009. Cash paid to redeem the $36.0 aggregate principal amount of the 2009 Notes, including accrued and unpaid interest, was $37.0.

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

•

On May 13, 2009, we entered into Amendment No. 1 to the 2008 Credit Agreement to preserve our ability to use the 2008 Credit Agreement in the event of any bankruptcy or related event with respect to GM and/or any of its affiliates. Amendment No. 1 modifies the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) under the 2008 Credit Agreement to exclude from the determination of consolidated EBITDA any effects arising from any bankruptcy or other adverse event with respect to GM and/or any of its affiliates, limited to an aggregate amount of $150.0 of cash charges and an aggregate amount of $100.0 of non-cash charges.

•

On June 5, 2009, we entered into Amendment No. 2 to the 2008 Credit Agreement to modify certain terms of the financial covenants. As of the end of each fiscal quarter, we will be required to maintain (i) an interest coverage ratio (EBITDA to net interest expense plus cash dividends on convertible preferred stock) for the four quarters then ended of not less than 3.75 to 1, (ii) a leverage ratio (debt as of such date to EBITDA) for the four quarters then ended of not greater than 3.25 to 1, and (iii) minimum EBITDA for the four quarters then ended of not less than $550.0 through June 30, 2010 and $600.0 thereafter.

•

On June 15, 2009, our 2006 Credit Agreement expired and as of the expiration date, there was no outstanding principal. In connection with the 2006 Credit Agreement we issued 67.9 warrants, consisting of 29.1 capped warrants and 38.8 uncapped warrants with a stated exercise date of June 15, 2009. Based on the market price of our common stock and stated exercise prices of the warrants, we did not have to make any cash payments or issue any common stock to settle the warrants. See Note 2 to the unaudited Consolidated Financial Statements for further information.

The 2008 Credit Agreement includes restrictive covenants and financial covenants, and as of September 30, 2009, we were in compliance with all applicable covenants, as seen in the table below.

Covenants	Four Quarters Ended September 30, 2009	EBITDA Reconciliation	Four Quarters Ended September 30, 2009
Interest coverage ratio (not less than)	3.75x	Operating income	$404.0
Actual interest coverage ratio	4.63x	Add:

		Depreciation and amortization	222.7
Leverage ratio (not greater than)	3.25x	Non-cash charges	0.2

Actual leverage ratio	3.12x	EBITDA	$626.9

EBITDA (not less than)	$550.0
Actual EBITDA	$626.9

If we believed we would not be able to comply with these financial covenants in the future, we would seek an amendment and/or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we do not comply with these financial covenants and are unable to obtain the necessary amendment or waiver, the 2008 Credit Agreement could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit. As of September 30, 2009, there was no outstanding principal and $94.1 in outstanding letters of credit.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the U.S., and the amount outstanding as of September 30, 2009 was $85.0. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of September 30, 2009 was approximately 1%.

We aggregate our net domestic cash position on a daily basis. Outside the U.S. we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of overdrafts, under all of our pooling arrangements, and as of September 30, 2009, the amount netted was $939.3.

DEBT RATINGS

Our long-term debt credit ratings as of October 16, 2009 is listed below.

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

Goodwill and Other Intangible Assets

We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. The deterioration of global economic conditions has adversely affected the demand for advertising and marketing services in 2009, which has presented a challenge in meeting the revenue and profit growth projections for certain of our reporting units. As a result of our review of updated projected operating results for 2009, we determined that the projected decrease in profitability for 2009 of five of our reporting units was an event that “more likely than not” could reduce the fair value of

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

each of these reporting units below its carrying value. As the fair value of these reporting units did not exceed their carrying value by a substantial margin during our last annual test as of October 1, 2008, we assessed the recoverability of goodwill at these reporting units as of August 31, 2009.

In determining the fair value of our tested reporting units, we used a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We have applied more weight to the income approach as the market approach is still affected by the challenging economic environment. For the income approach, we used projections, which require the use of significant estimates and assumptions for each reporting unit as to matters such as revenue growth, profit margins, terminal value growth rates, capital expenditures, assumed tax rates and discount rates. For the market approach, we used judgment in identifying the relevant comparable company market multiples. These estimates and assumptions vary between each reporting unit depending on the facts and circumstances specific to that unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The discount rates we used for our reporting units for the interim test were between 11.5% and 15.0%. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material.

We have performed a sensitivity analysis to detail the impact that changes in assumptions may have on the outcome of the first step of the impairment test. Our sensitivity analysis provides a range of fair value for each reporting unit, where the low end of the range reduces growth rates by 0.5% and increases discount rates by 0.5% and the high end of the range increases growth rates by 0.5% and decreases discount rates by 0.5%. For purposes of our comparison between carrying value and fair value for the first step of the impairment test, we use the average of our fair values.

Using the average fair value, the individual fair values of the five reporting units that were tested were greater than their carrying values and no impairment charge was necessary in the third quarter of 2009. The excess fair value, when compared to the respective carrying value, was not greater than 10% for each of our five tested reporting units. The related goodwill associated with these reporting units was approximately $570.0 as of the testing date.

We perform our annual impairment review as of October 1, 2009, in which we will review our financial projections and assumptions in estimating fair value at all of our reporting units, including the five reporting units tested during the third quarter. Additional deterioration in profitability and continued adverse market conditions could have a significant impact on the estimated fair value of our reporting units, which could result in an impairment charge in the fourth quarter of 2009.

RECENT ACCOUNTING STANDARDS

Please refer to Note 13 to the unaudited Consolidated Financial Statements for a discussion of certain accounting standards that have been adopted during 2009 and certain accounting standards which we have not yet been required to implement and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2009. Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of September 30, 2009 and December 31, 2008, approximately 84% of our debt obligations bore interest at fixed interest rates. We have used interest rate swaps to manage the mix of our fixed and floating rate debt obligations, and, in the third quarter of 2009, we entered into interest rate swap agreements that convert $250.0 million notional amount of our $350.0 million 6.25% Notes from fixed rate to floating rate debt. We enter into interest rate swaps for risk management purposes, and not for speculative purposes, to manage our exposure to changes in interest rates and to maintain an appropriate mix of fixed and floating rate debt. See Note 2 to the unaudited Consolidated Financial Statements for more information. We are not dependent on short-term funding, and the uncertainty in the credit market has not materially impacted our funding costs. Our pension plan assets are also exposed to market risk. The fair value of our pension plan assets may appreciate or depreciate during the year and can result in lower or higher pension expense and funding requirements in future periods. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2008 Annual Report on Form 10-K as filed on February 27, 2009. For further discussion regarding current economic conditions, see the Executive Summary and Liquidity and Capital Resources sections in Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our current legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report.

Item 1A.	Risk Factors

In the third quarter of 2009, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2008 Annual Report on Form 10-K as filed on February 27, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from July 1, 2009 to September 30, 2009:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31	6,627 shares	$4.76	—	—
August 1-31	50,715 shares	$5.55	—	—
September 1-30	41,045 shares	$6.97	—	—

Total [1]	98,387 shares	$6.09	—	—

1	Consists of restricted shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the third quarter of 2009 (the “Withheld Shares”).
2	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of common stock withheld each month.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer

Date: October 28, 2009

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: October 28, 2009

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.