Form 10-K
period 2009-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2010-02-26
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of June 30, 2009, the aggregate market value of the shares of registrant’s common stock held by non-affiliates was $2,454,652,460. The number of shares of the registrant’s common stock outstanding as of February 16, 2010 was 485,867,132.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2010 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Principal Committees of the Board of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Outstanding Shares,” “Review and Approval of Transactions with Related Persons,” “Director Independence” and “Appointment of Independent Registered Public Accounting Firm.”

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This annual report on Form 10-K contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in this report. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.

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

The Interpublic Group of Companies, Inc. (“IPG”) was incorporated in Delaware in September 1930 under the name of McCann-Erickson Incorporated as the successor to the advertising agency businesses founded in 1902 by A.W. Erickson and in 1911 by Harrison K. McCann. The company has operated under the Interpublic name since January 1961.

About Us

IPG is one of the world’s premier global advertising and marketing services companies. Our agencies create marketing programs for clients in every major world market. These companies deliver services across the full spectrum of marketing disciplines and specialties, including advertising, direct marketing, media buying and planning, public relations, events marketing, internet and search engine marketing, social media marketing and mobile marketing.

The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity involving one agency and its client to long-term, fully integrated campaigns created by a group of our companies working together on behalf of a client. With offices in over 100 countries, we can operate in a single region or align work globally across all major world markets.

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

Although we have seen some signs of economic stability in recent months, the global economic recession made business conditions in 2009 extremely challenging for all our companies, across all sectors. The weak conditions in the broader economy continue to affect the demand for advertising and marketing services and present a challenge to the revenue and profit growth of companies in our industry. During these challenging economic conditions, we have focused on meeting our clients’ needs while carefully managing our cost structure. We initiated significant severance actions in the fourth quarter of 2008, which have continued through 2009. We believe that our company is well positioned to capitalize on marketplace expansion once consumer confidence and client spending return.

We operate in a media landscape that has vastly changed over the past decade. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have invested in creative and strategic talent in high-growth areas and have realigned a number of our capabilities to meet market demand.

•

At our McCann Worldgroup (“McCann”) unit, a premier global integrated network, we have continued to invest in talent so as to upgrade the group’s integrated marketing services offering at MRM, Momentum and McCann Healthcare.

•	We combined accountable marketing and consumer advertising agencies to form the unique global offering of Draftfcb.

•

We have taken significant actions in recent years to create a more focused and strategic Lowe & Partners (“Lowe”) and this year we aligned Deutsch and Lowe to build on the complementary strengths of the two agencies.

•	At our marketing services group, Constituency Management Group (“CMG”), we continue to strengthen our best-in-class public relations and events marketing specialists.

•

We have also taken a unique approach to our media offering by installing a single management structure (“Mediabrands”) to oversee all media operations, while concurrently aligning our global media networks with our global brand agencies. This approach ensures that the ideas we develop for clients work across new and traditional media channels and this differentiated media strategy has shown significant traction in the marketplace.

The aspects of our business addressing digital media continue to evolve rapidly. As such, strong, multi-channel talent is vital to our long-term success as a marketing partner to our clients. In order to grow with our clients, we have therefore accelerated our investment in digital talent, professional training and technology throughout the organization in recent years. This reflects our belief that digital marketing should not be treated as a stand-alone function, but instead, should be incorporated within all of our companies. Recruiting and developing digitally conversant talent at all our agencies and in all marketing disciplines is therefore an area where we continue to invest.

To meet these changing needs of the marketplace, we have at times acquired or built specialty digital assets, such as Reprise Media (search engine marketing), The Interpublic Emerging Media Lab and HUGE (e-commerce solutions). We have also invested in existing digital assets such as R/GA, a stand-alone digital agency and industry leader in the development of award-winning interactive campaigns for global clients. These specialty assets have unique capabilities and service their own client rosters, while also serving as key digital partners to many of the agencies within IPG.

Likewise, we continue to look for strategic investments that will position us to capitalize on fast-growth geographic regions. In recent years, we have made investments in India and Brazil, further strengthening our leadership position in these high-growth, developing markets. In 2008, we built on this strategy and completed an important transaction that increased our stake in the Middle East Communication Networks (“MCN”) to a majority position. Headquartered in Dubai, we believe MCN is the region’s premier marketing services management company, with 60 offices across 14 countries. Our partner in Russia is an acknowledged advertising leader in that country. In China, where we operate with all of our global networks and across the full spectrum of marketing services, we continue to invest behind our companies.

Going forward, we will continue to derive benefits from our diversified client base, global footprint and broad range of services. The improvements we have made in our financial reporting and business information systems during recent years provide us with timely and actionable insights from our global operations, which enables us to manage our business more effectively. Our conservative approach to the balance sheet and liquidity, as well as recent measures to further improve our debt maturity profile, have given us a solid financial foundation and the flexibility required to successfully move forward as business conditions improve.

Despite economic challenges, clients continue to invest in marketing to protect market share and enhance brand value. In 2009, IPG units were recognized with many of the industry’s most coveted honors, across many advertising and marketing disciplines. Our agencies are invited to compete for most major new business opportunities and won a number of the year’s biggest and most competitive new business assignments. We believe that the competitiveness of our offering bodes well for us when a broader economic turnaround takes hold.

Our Offering

IPG is home to some of the world’s best-known and most innovative communications specialists. We have three global brands that provide integrated, large-scale solutions for clients, McCann, Draftfcb and Lowe, as well as our premier domestic integrated agencies and global media networks.

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

•

Launched in 2006, Draftfcb is a modern agency model for clients seeking creative and accountable marketing programs. With more than 130 years of combined expertise, the company has its roots in both consumer advertising and behavioral, data- driven direct marketing. We believe the agency is the first global, behavior-based, creative and accountable marketing communications organization operating as a financially and structurally integrated business unit.

•

Lowe is a premier creative agency that operates in the world’s largest advertising markets. Lowe is focused on delivering and sustaining high-value ideas for some of the world’s largest clients. The quality of the agency’s product is evident in its high global creative rankings and its standing in major markets. In the fourth quarter of 2009, we announced the alignment of Deutsch, one of our larger domestic full-service agency brands, and Lowe in order to build on the complementary strengths of the two agencies to create a more powerful offering and accelerate our growth. We anticipate that Lowe will be strengthened by adding a dynamic U.S. agency to its strong global network, and that Deutsch will benefit from the multinational reach of Lowe. Deutsch will now be referred to as Deutsch, Inc., a Lowe & Partners Company.

•

We created a management entity called Mediabrands in 2008 to oversee our two global media networks, Initiative and Universal McCann, which provide specialized services in media planning and buying, market intelligence and return-on-marketing investment analysis for clients. Initiative and Universal McCann operate independently but often work closely with Draftfcb and McCann, respectively. Aligning the efforts of our major media and our integrated communications networks improves cross-media communications and our ability to deliver integrated marketing programs.

•

Our domestic independent agencies include some of the larger full-service agency brands, Campbell-Ewald, Campbell Mithun, Hill Holliday, The Martin Agency and Mullen. The integrated marketing programs created by this group have helped build some of the most powerful brands in the U.S., across all sectors and industries.

•

We have exceptional marketing specialists across a range of disciplines. These include FutureBrand (corporate branding), Jack Morton (experiential marketing), Octagon (sports marketing), public relations specialists like Weber Shandwick and Golin Harris, and best-in-class digital agencies, led by R/GA. Our healthcare communications specialists reside within our three global brands, McCann, Draftfcb and Lowe.

We list approximately 90 companies on our website’s “Company Finder” tool, with descriptions and office locations for each. To learn more about our broad range of capabilities, visit our website at http://www.interpublic.com.

Financial Reporting Segments

We have two reportable segments: Integrated Agency Network (“IAN”), which is comprised of McCann, Draftfcb, Lowe, Mediabrands and our domestic integrated agencies; and CMG, which is comprised of the bulk of our specialist marketing services offerings. We also report results for the “Corporate and other” group. See Note 14 to the Consolidated Financial Statements for further information.

Principal Markets

Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

2009 % of Total Revenue
U.S.	55.9%
United Kingdom	7.6%
Continental Europe	15.3%
Asia Pacific	9.5%
Latin America	5.1%
Other	6.6%

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

(Amounts in Millions)	Consolidated Revenues for the Three Months Ended
	2009		2008		2007
March 31	$1,325.3	22.0%	$1,485.2	21.3%	$1,359.1	20.7%
June 30	1,474.4	24.5%	1,835.7	26.4%	1,652.7	25.2%
September 30	1,426.7	23.7%	1,740.0	25.0%	1,559.9	23.8%
December 31	1,801.2	29.8%	1,901.8	27.3%	1,982.5	30.3%

	$6,027.6		$6,962.7		$6,554.2

Depending on the terms of the client contract, fees for services performed can be recognized in three principal ways: proportional performance, straight-line (or monthly basis) or completed contract. Fee revenue recognized on a completed contract basis also contributes to the higher seasonal revenues experienced in the fourth quarter because the majority of our contracts end at December 31. As is customary in the industry, our contracts generally provide for termination by either party on relatively short notice, usually 90 days. See Note 1 to the Consolidated Financial Statements for further information on our revenue recognition accounting policies.

Clients

Our holding company structure allows us to work with clients within the same business sector through our different agencies, as well as maintain a diversified client base by sector. In the aggregate, our top ten clients based on revenue accounted for approximately 24% of revenue in both 2009 and 2008. However, our largest client accounted for approximately 4% and 5% of revenue for 2009 and 2008, respectively. Based on revenue for the year ended December 31, 2009, our largest clients (in alphabetical order) were General Motors Corporation, Johnson & Johnson, Microsoft, Unilever and Verizon. We represent several different brands or divisions of each of these clients in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency systems. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may reduce its marketing budget at any time.

Since we operate in a highly competitive advertising and marketing communications industry, our operating companies compete amongst other large multinational advertising and marketing communications companies as well as numerous independent and niche agencies in order to obtain new clients and maintain existing client relationships.

Personnel

As of December 31, 2009, we employed approximately 40,000 people, of whom approximately 17,000 were employed in the U.S. Because of the service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. There is keen competition for qualified employees.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge in the Investors section of our website at http://www.interpublic.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission.

Our Corporate Governance Guidelines, Interpublic Group Code of Conduct and the charters for each of the Audit Committee, Compensation Committee and the Corporate Governance Committee are available free of charge in the Corporate Citizenship section of our website at http://www.interpublic.com, or by writing to The Interpublic Group of Companies, Inc., 1114 Avenue of the Americas, New York, New York 10036, Attention: Secretary. Information on our website is not part of this report.

Item 1A.	Risk Factors

We are subject to a variety of possible risks that could adversely impact our revenues, results of operations or financial condition. Some of these risks relate to general economic and financial conditions, while others are more specific to us and the industry in which we operate. The following factors set out potential risks we have identified that could adversely affect us. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, could also impair our business operations or financial condition. See also “Statement Regarding Forward-Looking Disclosure.”

•	We operate in a highly competitive industry.

The marketing communications business is highly competitive. Our agencies and media services must compete with other agencies, and with other providers of creative or media services, in order to maintain existing client relationships and to win new clients. Our competitors include not only other large multinational advertising and marketing communications companies, but also smaller entities that operate in local or regional markets. New market participants include database marketing and modeling companies, telemarketers and internet companies.

The client’s perception of the quality of our agencies’ creative work, our reputation and our agencies’ reputations are important factors in determining our competitive position. An agency’s ability to serve clients, particularly large international clients, on a broad geographic basis is also an important competitive consideration. On the other hand, because an agency’s principal asset is its people, freedom of entry into the business is almost unlimited and a small agency is, on occasion, able to take all or some portion of a client’s account from a much larger competitor.

Many companies put their advertising and marketing communications business up for competitive review from time to time. We have won and lost client accounts in the past as a result of such periodic competitions. In the aggregate, our top ten clients based on revenue accounted for approximately 24% of revenue in 2009. While we believe it unlikely that we would lose the entire business of any one of our largest clients at the same time due to competitive considerations, a substantial decline in a large client’s advertising and marketing spending, or the loss of its entire business, could have a material adverse effect upon our business and results of operations.

Our ability to attract new clients and to retain existing clients may also, in some cases, be limited by clients’ policies or perceptions about conflicts of interest. These policies can, in some cases, prevent one agency, or even different agencies under our ownership, from performing similar services for competing products or companies.

•	Continuing difficult economic and financial conditions could adversely impact our financial condition and results.

The global economic recession made business conditions extremely challenging for us during 2009. The weak conditions in the broader economy continue to affect the demand for advertising and marketing services and present a challenge to the revenue and profit growth of our company.

a)	As a marketing services company, our revenues are highly susceptible to declines as a result of unfavorable economic conditions.

The economic downturn has severely affected the marketing services industry, and the recovery of the marketing services industry could lag that of the economy generally. Many clients have responded to weak economic and financial conditions with reductions to their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may continue or recur in the future. A decrease in our revenue could pose a challenge to our cash generation from operations.

b)	If our clients experience financial distress, their weakened financial position could negatively affect our own financial position and results.

We have a large and diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions like those that have impacted most sectors of the economy could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable and expenditures billable to clients, and if these effects were severe, the indirect impact could include impairments of intangible assets, credit facility covenant violations and reduced liquidity. For a description of our client base, see “Clients” in Item 1, Business.

c)	Our financial condition could be adversely affected if our available liquidity is insufficient.

We maintain a committed credit facility to increase our financial flexibility. The $335.0 million Three-Year Credit Agreement (the “2008 Credit Agreement”) we entered into in July 2008 includes commitments from a syndicate of financial institutions, and if any of them were unable to perform and no other bank assumed that institution’s commitment, the availability of credit under that agreement would be correspondingly reduced. Furthermore, the 2008 Credit Agreement contains financial covenants, and continued economic difficulties could adversely affect our ability to comply with them, for example, if we experience substantially lower revenues, a substantial increase in client defaults or sizable asset impairment charges. In 2009 and in January 2010, we obtained amendments to the 2008 Credit Agreement in order to retain our ability to comply with those covenants. If in the future we were to conclude that we would be unable to comply with any of the financial covenants contained in the 2008 Credit Agreement, we could be required to seek further amendments or waivers, and our costs under the 2008 Credit Agreement could increase. If we were unable to obtain a necessary amendment or waiver, the 2008 Credit Agreement could be terminated. If credit under our credit facilities were unavailable or insufficient, our liquidity could be adversely affected.

If our business is significantly adversely affected by the difficult economic environment or otherwise, it could lead us to seek new or additional sources of liquidity to fund our needs. Currently, for a non-investment-grade company like ours, the capital markets remain challenging. There can be no guarantee that we would be able to access any new sources of liquidity on commercially reasonable terms or at all. For further discussion of our liquidity profile and outlook, see “Liquidity and Capital Resources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Our earnings would be adversely affected if we were required to recognize asset impairment charges or increase our deferred tax valuation allowances.

We evaluate all of our long-lived assets (including goodwill, other intangible assets and fixed assets), investments and deferred tax assets for possible impairment or realizability annually or whenever there is an indication of impairment or lack of realizability. If certain criteria are met, we are required to record an impairment charge or valuation allowance. In prior years, we recorded substantial amounts of goodwill, investment and other impairment charges, and we have been required to establish substantial valuation allowances with respect to deferred tax assets.

As of December 31, 2009, we have substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $3.3 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, investments and deferred tax assets may have become impaired. For further discussion of goodwill and other intangible assets, and our sensitivity analysis of our valuation of these assets, see “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any resulting impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized.

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

As of February 16, 2010 our long-term debt is rated Ba3 with positive outlook by Moody’s Investor Service, B+ with stable outlook by Standard and Poor’s, and BB+ with positive outlook by Fitch Ratings. Any ratings downgrades or ratings weaker than those of our competitors can adversely affect us, because ratings are an important factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates. Our clients and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have an adverse effect on our liquidity.

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

International revenues represent a significant portion of our revenues, approximately 44% in 2009. Our international operations are exposed to risks that affect foreign operations of all kinds, including local legislation, monetary devaluation, exchange control restrictions and unstable political conditions. These risks may limit our ability to grow our business and effectively manage our operations in those countries. In addition, because a significant portion of our business is denominated in currencies other than the U.S. dollar, such as the Euro, Pound Sterling, Brazilian Real, Japanese Yen, Canadian Dollar and Chinese Yuan Renminbi, fluctuations in exchange rates between the U.S. dollar and such currencies may materially affect our financial results.

•	We are subject to regulations and other governmental scrutiny that could restrict our activities or negatively impact our revenues.

Our industry is subject to government regulation and other governmental action, both domestic and foreign. There has been an increasing tendency on the part of advertisers and consumer groups to challenge advertising through legislation, regulation, the courts or otherwise, for example on the grounds that the advertising is false and deceptive or injurious to public welfare. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to the advertising for certain products. Representatives within government bodies, both domestic and foreign, continue to initiate proposals to ban the advertising of specific products and to impose taxes on or deny deductions for advertising, which, if successful, may have an adverse effect on advertising expenditures and, consequently, our revenues.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Substantially all of our office space is leased from third parties. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See Note 15 to the Consolidated Financial Statements for further information on our lease commitments.

Item 3.	Legal Proceedings

We are involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of IPG

Name	Age	Office
Michael I. Roth [1]	64	Chairman of the Board and Chief Executive Officer
Nicholas J. Camera	63	Senior Vice President, General Counsel and Secretary
Christopher F. Carroll	43	Senior Vice President, Controller and Chief Accounting Officer
Julie M. Connors	38	Senior Vice President, Audit and Chief Risk Officer
John J. Dooner, Jr.	61	Chairman and Chief Executive Officer of McCann Worldgroup
Philippe Krakowsky	47	Executive Vice President, Strategy and Corporate Relations
Frank Mergenthaler	49	Executive Vice President and Chief Financial Officer
Timothy A. Sompolski	57	Executive Vice President, Chief Human Resources Officer

[1]	Also a Director

There is no family relationship among any of the executive officers.

Mr. Roth became our Chairman of the Board and Chief Executive Officer in January 2005. Prior to that time, Mr. Roth served as our Chairman of the Board from July 2004 to January 2005. Mr. Roth served as Chairman and Chief Executive Officer of The MONY Group Inc. from February 1994 to June 2004. Mr. Roth has been a member of the Board of Directors of IPG since February 2002. He is also a director of Pitney Bowes Inc. and Gaylord Entertainment Company.

Mr. Camera was hired in May 1993. He was elected Vice President, Assistant General Counsel and Assistant Secretary in June 1994, Vice President, General Counsel and Secretary in December 1995, and Senior Vice President, General Counsel and Secretary in February 2000.

Mr. Carroll was named Senior Vice President, Controller and Chief Accounting Officer in April 2006. Mr. Carroll served as Senior Vice President and Controller of McCann Worldgroup from November 2005 to March 2006. Prior to joining us, Mr. Carroll served as Chief Accounting Officer and Controller at Eyetech Pharmaceuticals from June 2004 to October 2005. Prior to that time, Mr. Carroll served as Chief Accounting Officer and Controller at MIM Corporation from January 2003 to June 2004 and served as a Financial Vice President at Lucent Technologies, Inc. from July 2001 to January 2003.

Ms. Connors was hired in February 2010 as Senior Vice President, Audit and Chief Risk Officer. Prior to joining us, she served as a partner at Deloitte & Touche, LLP from September 2003 to January 2010.

Mr. Dooner became Chairman and Chief Executive Officer of the McCann Worldgroup in February 2003. Prior to that time, Mr. Dooner served as Chairman of the Board, President and Chief Executive Officer of IPG from December 2000 to February 2003, and as President and Chief Operating Officer of IPG from April 2000 to December 2000. Nicholas Brien has been designated to succeed Mr. Dooner as Chief Executive Officer of McCann Worldgroup, effective April 2010. Mr. Dooner will continue as Chairman of McCann Worldgroup through 2010.

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

Mr. Mergenthaler was hired in August 2005 as Executive Vice President and Chief Financial Officer. Prior to joining us, he served as Executive Vice President and Chief Financial Officer for Columbia House Company from July 2002 to July 2005. Mr. Mergenthaler served as Senior Vice President and Deputy Chief Financial Officer for Vivendi Universal from December 2001 to March 2002. Prior to that time Mr. Mergenthaler was an executive at Seagram Company Ltd. from November 1996 to December 2001. Mr. Mergenthaler is a director of Express Scripts, Inc.

Mr. Sompolski was hired in July 2004 as Executive Vice President, Chief Human Resources Officer. Prior to joining us, he served as Senior Vice President of Human Resources and Administration for Altria Group from November 1996 to January 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IPG.” The following table provides the high and low closing sales prices per share for the periods shown below as reported on the NYSE. As of February 16, 2010, there were approximately 23,700 registered holders of our outstanding common stock.

	NYSE Sale Price
Period	High	Low
2009:
Fourth Quarter	$7.53	$5.89
Third Quarter	$7.59	$4.71
Second Quarter	$6.32	$4.45
First Quarter	$4.53	$3.20
2008:
Fourth Quarter	$7.70	$2.61
Third Quarter	$9.57	$7.21
Second Quarter	$10.39	$7.90
First Quarter	$8.98	$7.40

Dividend Policy

No dividend has been paid on our common stock since the fourth quarter of 2002. Our future dividend policy will be determined on a quarter-by-quarter basis and will depend on earnings, financial condition, capital requirements and other factors. Our future dividend policy may also be influenced by the terms of our $335.0 million Three-Year Credit Agreement, dated as of July 18, 2008 (the “2008 Credit Agreement”) and certain of our outstanding securities. The 2008 Credit Agreement places certain limitations on the amount of common stock dividends that we may pay in any year. The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends have been or are contemporaneously declared and paid or provision for the payment thereof has been made. In the event we pay dividends on our common stock, the conversion terms of our 4.75% Convertible Senior Notes due 2023, 4.25% Convertible Senior Notes due 2023 and our Series B Preferred Stock will be adjusted (see Note 2 and Note 9 to the Consolidated Financial Statements for further information).

Transfer Agent and Registrar for Common Stock

The transfer agent and registrar for our common stock is:

BNY Mellon Shareowner Services, Inc.

480 Washington Boulevard

29th Floor

Jersey City, New Jersey 07310

Telephone: (877) 363-6398

Sales of Unregistered Securities

Not applicable

Repurchase of Equity Securities

The following table provides information regarding our purchases of equity securities during the fourth quarter of 2009.

	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31	19,779	$6.46	—	—
November 1-30	9,133	$6.66	—	—
December 1-31	24,657	$7.45	—	—

Total [1]	53,569	$6.95	—	—

[1]

Consists of restricted shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares during each month of the fourth quarter of 2009 (the “Withheld Shares”).

[2]

The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of our common stock withheld each month.

Item 6.	Selected Financial Data

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Selected Financial Data

(Amounts in Millions, Except Per Share Amounts and Ratios)

(Unaudited)

Years ended December 31,	2009	2008	2007	2006	2005
Statement of Operations Data
Revenue	$6,027.6	$6,962.7	$6,554.2	$6,190.8	$6,274.3
Salaries and related expenses	3,961.2	4,342.6	4,139.2	3,944.1	3,999.1
Office and general expenses	1,720.5	2,013.3	2,044.8	2,079.0	2,288.1
Operating income (loss)	341.3	589.7	344.3	106.0	(104.2)
Provision for income taxes	90.1	156.6	58.9	18.7	81.9
Income (loss) from continuing operations	143.4	318.0	184.3	(16.7)	(255.2)
Income from discontinued operations, net of tax	—	—	—	5.0	9.0
Net income (loss) available to IPG common stockholders	93.6	265.2	131.3	(79.3)	(289.2)
Earnings (loss) per share available to IPG common stockholders:
Basic:
Continuing operations	$0.20	$0.57	$0.29	$(0.20)	$(0.70)
Discontinued operations	—	—	—	0.01	0.02

Total	$0.20	$0.57	$0.29	$(0.19)	$(0.68)

Diluted:
Continuing operations	$0.19	$0.52	$0.26	$(0.20)	$(0.70)
Discontinued operations	—	—	—	0.01	0.02

Total	$0.19	$0.52	$0.26	$(0.19)	$(0.68)

Weighted-average number of common shares outstanding:
Basic	468.2	461.5	457.7	428.1	424.8
Diluted	508.1	518.3	503.1	428.1	424.8

As of December 31,	2009	2008	2007	2006	2005
Balance Sheet Data
Cash and cash equivalents and marketable securities	$2,506.1	$2,274.9	$2,037.4	$1,957.1	$2,191.5
Total assets	12,263.1	12,125.2	12,458.1	11,864.1	11,945.2
Long-term debt	1,638.0	1,786.9	2,044.1	2,248.6	2,183.0
Total liabilities	9,449.0	9,592.6	10,081.8	9,877.0	9,950.6
Preferred stock – Series A	—	—	—	—	373.7
Preferred stock – Series B	525.0	525.0	525.0	525.0	525.0
Total stockholders’ equity	2,536.3	2,244.2	2,275.1	1,928.6	1,933.5
Other Financial Data
Ratios of earnings to fixed charges[1]	1.7	2.2	1.6	N/A	N/A

[1]

We had a less than 1:1 ratio of earnings to fixed charges due to our losses in the years ended December 31, 2006 and 2005. To provide a 1:1 coverage ratio for the deficient periods results as reported would have required additional earnings of $5.0 and $186.6 in the years ended December 31, 2006 and 2005, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in Millions, Except Per Share Amounts)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (“Interpublic,” “we,” “us” or “our”). MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included in this report. Our MD&A includes the following sections:

EXECUTIVE SUMMARY provides a discussion about our strategic outlook, factors influencing our business and an overview of our results of operations and liquidity.

CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2009 compared to 2008 and 2008 compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds and debt ratings.

RECENT ACCOUNTING STANDARDS, by reference to Note 16 to the Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2009 and certain accounting standards which we have not yet been required to implement and may be applicable to our future operations.

EXECUTIVE SUMMARY

Interpublic is one of the world’s premier global advertising and marketing services companies. Our agencies create marketing programs for clients to achieve or improve their business results, which in turn, generates revenue, earnings and cash flow for us. Comprehensive global services will remain critical to the competitiveness of our multinational clients in 2010 and beyond as they look to build brands and increase market share in an increasingly complex and fragmented media landscape. Our business objectives are to continue to strengthen our full range of marketing expertise, while focusing our investment on the fastest growing geographic regions and marketing channels. Our long-term financial objectives include maintaining organic revenue growth at competitive levels while expanding operating margins. Accordingly, we remain focused on cost control, including more efficient discretionary spending, and effective resource utilization, including the productivity of our employees, real estate and information technology.

Although we have seen some signs of economic stability in recent months, the global economic recession made business conditions in 2009 extremely challenging for all our companies, across all sectors. The weak conditions in the broader economy continue to affect the demand for advertising and marketing services and present a challenge to the revenue and profit growth of companies in our industry. During these challenging conditions, we have focused on meeting our clients’ needs while carefully managing our cost structure. We initiated significant severance actions in the fourth quarter of 2008, which have continued through 2009. In 2009, we recognized $165.5 of severance expense compared to $88.3 in 2008. The savings from these actions will continue to be realized in future periods. We believe we are well-positioned to capitalize on marketplace expansion once consumer confidence and client spending return. Going forward, we will continue to derive benefits from our diversified client base, global footprint and broad range of services. The improvements we have made in our financial reporting and business information systems during recent years provide us with timely and actionable insights from our global operations, which enables us to manage our business more effectively. Our conservative approach to the balance sheet and liquidity, as well as recent measures to further improve our debt maturity profile, have given us a solid financial foundation and the flexibility required to successfully move forward as business conditions improve.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Highlights

	Years ended December 31,
	2009		2008
% Increase/(Decrease)	Total	Organic	Total	Organic
Revenue	(13.4)%	(10.8)%	6.2%	3.8%
Salaries and related expenses	(8.8)%	(6.4)%	4.9%	2.5%
Office and general expenses	(14.5)%	(11.8)%	(1.5)%	(2.6)%

	Years ended December 31,
	2009	2008	2007
Operating margin	5.7%	8.5%	5.3%
Expenses as % of revenue:
Salaries and related expenses	65.7%	62.4%	63.2%
Office and general expenses	28.5%	28.9%	31.2%
Net income available to IPG common stockholders	$93.6	$265.2	$131.3
Operating cash flow	$540.8	$865.3	$298.1
Earnings per share available to IPG common stockholders:
Basic	$0.20	$0.57	$0.29
Diluted	$0.19	$0.52	$0.26

When we analyze period-to-period changes in our operating performance we determine the portion of the change that is attributable to foreign currency rates and the net effect of acquisitions and divestitures, and the remainder we call organic change, which indicates how our underlying business performed. The performance metrics that we use to analyze our results include the organic change in revenue, salaries and related expenses and office and general expenses, and the components of operating expenses, expressed as a percentage of total revenue. Additionally, in certain of our discussions we analyze revenue by business sector, where we focus on our top 100 clients, which typically constitute 50%-55% of our consolidated revenues. We also analyze revenue by geographic region.

The change in our operating performance attributable to foreign currency rates is determined by converting the prior-period reported results using the current period exchange rates and comparing the prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. As a result, both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations. The primary foreign currencies that impact our results include the Euro, Pound Sterling, Brazilian Real, Japanese Yen, Canadian Dollar and Chinese Yuan Renminbi. For 2008, foreign currency fluctuations resulted in increases of approximately 1% in revenues and operating expenses, which contributed to a net increase in operating income of approximately 4% compared to the prior-year period. For 2009, foreign currency fluctuations resulted in decreases of approximately 4% in revenues and operating expenses, which contributed to a net decrease in operating income of approximately 4% compared to the prior-year period. For most of 2009, the U.S. Dollar strengthened against several foreign currencies as compared to the prior-year period, which had a negative impact on our 2009 consolidated results of operations. This trend began to reverse during the latter part of 2009 as the U.S. Dollar has weakened against several foreign currencies, and if this trend continues, it could have a positive impact on our consolidated results of operations in 2010.

For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offering and disposed of businesses that are not consistent with our strategic plan. For additional information on our acquisitions, see Note 6 to the Consolidated Financial Statements. For 2009 and 2008, the net effect of acquisitions and divestitures increased revenue and operating expenses compared to the respective prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the Consolidated Financial Statements and related disclosures requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed in the accompanying financial statements and footnotes. We believe that of our significant accounting policies, the following critical accounting estimates involve management’s most difficult, subjective or complex judgments. We consider these accounting estimates to be critical because changes in the underlying assumptions or estimates have the potential to materially impact our Consolidated Financial Statements. Management has discussed with our Audit Committee the development, selection, application and disclosure of these critical accounting estimates. We regularly evaluate our judgments, assumptions and estimates based on historical experience and various other factors that we believe to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue for our services is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) services have been performed. Depending on the terms of a client contract, fees for services performed can be recognized in three principal ways: proportional performance, straight-line (or monthly basis) or completed contract. See Note 1 to the Consolidated Financial Statements for further information.

Depending on the terms of the client contract, revenue is derived from diverse arrangements involving fees for services performed, commissions, performance incentive provisions and combinations of the three. Commissions are generally earned on the date of the broadcast or publication. Contractual arrangements with clients may also include performance incentive provisions designed to link a portion of our revenue to our performance relative to both qualitative and quantitative goals. Performance incentives are recognized as revenue for quantitative targets when the target has been achieved, and for qualitative targets when confirmation of the incentive is received from the client. The classification of client arrangements to determine the appropriate revenue recognition involves judgments. If the judgments change there can be a material impact on our Consolidated Financial Statements, and particularly on the allocation of revenues between periods. Incremental direct costs incurred related to contracts where revenue is accounted for on a completed contract basis are generally expensed as incurred. There are certain exceptions made for significant contracts or for certain agencies where the majority of the contracts are project-based and systems are in place to properly capture appropriate direct costs.

Substantially all of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our Consolidated Financial Statements because of various pass-through expenses, such as production and media costs. In accordance with the authoritative guidance for revenue recognition, we assess whether our agency or the third-party supplier is the primary obligor and we evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we operate broadly as an advertising agency, based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

pass-through charges as we believe the key indicators of the business suggest we act as an agent on behalf of our clients in our primary lines of business. In those businesses (primarily sales promotion, event, sports and entertainment marketing) where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue and the related costs incurred as office and general expenses. Revenue is generally reported net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.

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

We receive credits from our vendors and media outlets for transactions entered into on behalf of our clients that, based on the terms of our contracts and local law, are either remitted to our clients or retained by us. If amounts are to be passed through to clients, they are recorded as liabilities until settlement or, if retained by us, are recorded as revenue when earned. Income or expense may also be realized in connection with settling vendor discount or credit liabilities that were established as part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”). In these situations, and given the historical nature of these liabilities, we have recorded such items as other income or expense as we do not consider these to be part of current operating results.

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

In accordance with the authoritative guidance for income taxes, we are required to evaluate the realizability of our deferred tax assets, which is primarily dependent on future earnings. A valuation allowance shall be recognized when, based on available evidence, it is “more likely than not” that all or a portion of the deferred tax assets will not be realized due to the inability to generate sufficient taxable income in future periods. In circumstances where there is significant negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent significant negative evidence when evaluating a decision to establish a valuation allowance. Conversely, a pattern of sustained profitability represents significant positive evidence when evaluating a decision to reverse a valuation allowance. Further, in those cases where a pattern of sustained profitability exists, projected future taxable income may also represent positive evidence, to the extent that such projections are determined to be reliable given the current economic environment. Accordingly, the increase and decrease of valuation allowances has had and could have a significant negative or positive impact on our current and future earnings. In 2009 we recorded a net charge of $12.4 for the establishment of valuation allowances. In 2008 and 2007 we recorded a net reversal of valuation allowances of $48.0 and $22.3, respectively.

The authoritative guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, guidance is provided for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The assessment of recognition and measurement requires critical estimates and the use of complex judgments. We evaluate our tax positions using a “more likely than not” recognition threshold and then apply a measurement assessment to those positions that meet the recognition threshold. We have established tax reserves that we believe to be adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and adjust our reserves as additional information or events require. See Note 7 to the Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Goodwill and Other Intangible Assets

As a result of changes in authoritative guidance, we account for our business combinations using the acquisition accounting method in 2009, while we utilized the purchase accounting method in prior years. Both accounting methods require us to determine the fair value of net assets acquired and the related goodwill and other intangible assets. See Note 1 to the Consolidated Financial Statements for further information. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible assets as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.

We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1 st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 15 reporting units that were subject to the 2009 annual impairment testing. Our reporting unit structure has not changed from 2008 except for the movement of one reporting unit into another reporting unit due to an operational decision by management during 2009. In addition, Deutsch and Lowe were tested as separate reporting units during 2009 but will be combined into one reporting unit in 2010 as a result of their alignment. Our annual impairment reviews as of October 1, 2009 did not result in an impairment charge at any of our reporting units.

We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to be generated by these assets. These assets are impaired when their carrying value exceeds their fair value. Impaired intangible assets with definite lives subject to amortization are written down to their fair value with a charge to expense in the period the impairment is identified. Intangible assets with definite lives are amortized on a straight-line basis with estimated useful lives generally between 7 and 15 years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations.

The authoritative guidance for goodwill specifies a two-step process for goodwill impairment testing and measuring the magnitude of any impairment. The first step of the impairment test is a comparison of the fair value of each reporting unit to its carrying value, including goodwill. The sum of the fair values of all our reporting units is reconciled to our current market capitalization plus an estimated control premium. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired, and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the impairment test is failed and the magnitude of any goodwill impairment is determined under the second step, which is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.

The fair value of a reporting unit for 2009 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. Historically, we have used a combination of the income and market approach for our analysis. However, the fair value of a reporting unit for 2008 was estimated using only the income approach as we determined that the market approach was not appropriate due to the deterioration and extreme volatility of the credit markets in the latter part of 2008. For 2009, we determined that the market approach was appropriate to use and we primarily applied an equal weighting to the income and market approach for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable company market multiples.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

These estimates and assumptions vary between each reporting unit depending on the facts and circumstances specific to that unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit and the discount rates we used for our reporting units were between 12.0% and 15.0%. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions and a slower or weaker economic recovery than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.

We have performed a sensitivity analysis to detail the impact that changes in assumptions may have on the outcome of the first step of the impairment test. Our sensitivity analysis provides a range of fair value for each reporting unit, where the low end of the range reduces growth rates by 0.5% and increases discount rates by 0.5% and the high end of the range increases growth rates by 0.5% and decreases discount rates by 0.5%. We use the average of our fair values for purposes of our comparison between carrying value and fair value for the first step of the impairment test.

The following table shows the number of reporting units we tested in our 2009 and 2008 annual impairment reviews and the related goodwill value associated with the reporting units at the low end, average and high end of the valuation range for a) fair values exceeding carrying values by less than 10%, b) fair values exceeding carrying values between 10% and 20%, c) fair values exceeding carrying values by more than 20% and d) carrying values that exceed fair value.

2009 Impairment Test [1]				2008 Impairment Test
Low End				Low End
Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units		Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units
Less than 10%	3	$715.0		Less than 10%	3	$231.1
10% – 20%	1	12.2		10% – 20%	3	759.9
Greater than 20%	4	1,493.7		Greater than 20%	7	1,899.1
Carrying value exceeds fair value	5	341.8	[2]	Carrying value exceeds fair value	3	330.8	[2]

Average				Average
Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units		Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units
Less than 10%	6	$615.3		Less than 10%	5	$541.9
10% – 20%	2	447.6		10% – 20%	1	20.0
Greater than 20%	4	1,493.7		Greater than 20%	10	2,659.0
Carrying value exceeds fair value	1	6.1	[2]

High End				High End
Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units		Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units
Less than 10%	5	$430.4		Less than 10%	4	$535.7
10% – 20%	4	638.6		10% – 20%	2	26.2
Greater than 20%	4	1,493.7		Greater than 20%	10	2,659.0

[1]

We did not test two reporting units in 2009 because we determined we could carry forward the fair value of the reporting unit from the last annual test, as the fair value significantly exceeded the book value.

[2]	We used the average fair value for purposes of our comparison between carrying value and fair value for the first step of the impairment test.

One reporting unit’s carrying value was greater than its average fair value during the first step of our goodwill impairment test and we were required to perform the second step of the impairment test. Total goodwill at this reporting unit was $6.1. Under the second step, the estimated fair value of the reporting unit was allocated among its assets and liabilities in

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

order to determine the implied fair value of goodwill. We did not record an impairment charge in the fourth quarter of 2009, as we determined that the implied fair value of goodwill was greater than the carrying value for this reporting unit. Additionally, no carrying value adjustment was made to the intangible assets for this reporting unit as the estimated cash flows were greater than the carrying value of these assets on an undiscounted basis.

Pension and Postretirement Benefits

We use various actuarial assumptions in determining our net pension and postretirement benefit costs and obligations. Management is required to make significant judgments about a number of actuarial assumptions, including discount rates and expected returns on plan assets, which are updated annually or more frequently with the occurrence of significant events.

The discount rate is one of the significant assumptions that impact our net pension and postretirement costs and obligations. For the domestic pension and postretirement benefit plans, we determine our discount rate based on the estimated rate at which annuity contracts could be purchased to effectively settle the respective benefit obligations. Each plan’s projected cash flow is matched to a yield curve based on Aa-rated corporate non-callable bonds and a present value is estimated, which is then used to develop a single equivalent discount rate. For the foreign pension plans, we either determine our discount rate using the same methodology as described for our domestic pension plan or based on a discount rate by referencing market yields on high quality corporate bonds in the local markets with the appropriate term as of December 31, 2009. For 2009, we used a weighted average discount rate of 6.01%, 5.54% and 6.00% for the domestic pension plans, foreign plans and the postretirement plan, respectively. For 2010, we plan to use weighted average discount rates of 5.53%, 5.51% and 5.50% for the domestic pension plans, foreign plans and the postretirement plan, respectively. Changes in the discount rates are generally due to increases or decreases in long-term interest rates. A higher discount rate will decrease our net pension cost. A 25 basis point increase or decrease in the discount rate would have decreased or increased the 2009 net pension and postretirement cost by approximately $2.0. In addition, a 25 basis point increase or decrease in the discount rate would have decreased or increased the December 31, 2009 benefit obligation by $18.7 and $19.8, respectively.

The expected rate of return on pension plan assets is another significant assumption that impacts our net pension cost and is determined at the beginning of the year. For the domestic pension plans, our expected rate of return considers the historical trends of asset class index returns over various market cycles and economic conditions, current market conditions, risk premiums associated with asset classes and long-term inflation rates. We determine both a short-term and long-term view and then attempt to select a long-term rate of return assumption that matches the duration of our liabilities. For the foreign pension plans, primarily the U.K. Pension Plan, we determine the expected rate of return by utilizing a weighted-average approach based on the current long-term expected rates of return for each asset category. The long-term expected rate of return for the equity category is based on the current long-term rates of return available on government bonds and applying suitable risk premiums that consider historical market returns and current market expectations. For 2009, we used weighted-average expected rates of return of 8.16% and 5.05% for the domestic and foreign pension plans, respectively. For 2010, we plan to use weighted-average expected rates of return of 7.46% and 5.87% for the domestic and foreign pension plans, respectively. Changes in the rates are due to lower or higher expected future returns based on the mix of assets held. A lower expected rate of return will increase our net pension cost. A 25 basis point increase or decrease in the expected return on plan assets would have decreased or increased the 2009 net pension cost by approximately $1.0.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

RESULTS OF OPERATIONS

Consolidated Results of Operations

REVENUE

Our revenue is directly impacted by our ability to win new clients and the retention and spending levels of existing clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year-end on various contracts and project work completed that is typically recognized during the fourth quarter. Additionally, revenues can fluctuate due to the timing of completed projects in the events marketing business, as revenue is typically recognized when the project is complete. We generally act as principal for these projects and as such record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses.

	Year ended December 31, 2008	Components of change			Year ended December 31, 2009	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Consolidated	$6,962.7	$(251.6)	$69.1	$(752.6)	$6,027.6	(10.8)%	(13.4)%
Domestic	3,786.3	—	14.2	(428.2)	3,372.3	(11.3)%	(10.9)%
International	3,176.4	(251.6)	54.9	(324.4)	2,655.3	(10.2)%	(16.4)%
United Kingdom	612.9	(96.9)	—	(57.5)	458.5	(9.4)%	(25.2)%
Continental Europe	1,150.4	(85.0)	2.3	(145.5)	922.2	(12.6)%	(19.8)%
Asia Pacific	657.3	(13.9)	4.2	(72.2)	575.4	(11.0)%	(12.5)%
Latin America	353.4	(34.6)	—	(11.5)	307.3	(3.3)%	(13.0)%
Other	402.4	(21.2)	48.4	(37.7)	391.9	(9.4)%	(2.6)%

During 2009, our revenue decreased by $935.1, or 13.4%, compared to 2008, primarily consisting of an organic revenue decrease of $752.6, or 10.8%, and an adverse foreign currency impact of $251.6. The decrease is primarily attributable to the negative impact of global economic conditions on nearly all sectors of our business throughout all geographic regions. Our organic decrease was primarily caused by spending declines and lost assignments from several of our largest clients in the sectors of technology and telecom, which is our largest sector, auto and transportation and financial services. Two other significant sectors, health and personal care and food and beverage, were relatively stable in 2009 as they only had slight organic revenue decreases. Additionally, a small percentage of our organic revenue decrease was related to prior-year project assignments in our events marketing discipline that, due to economic conditions, did not recur or were substantially curtailed. These projects are reflected in various sectors and geographic regions.

	Year ended December 31, 2007	Components of change			Year ended December 31, 2008	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Consolidated	$6,554.2	$71.5	$87.6	$249.4	$6,962.7	3.8%	6.2%
Domestic	3,651.3	—	18.8	116.2	3,786.3	3.2%	3.7%
International	2,902.9	71.5	68.8	133.2	3,176.4	4.6%	9.4%
United Kingdom	603.6	(41.9)	8.1	43.1	612.9	7.1%	1.5%
Continental Europe	1,070.2	81.4	(19.5)	18.3	1,150.4	1.7%	7.5%
Asia Pacific	581.3	22.3	21.3	32.4	657.3	5.6%	13.1%
Latin America	314.1	12.4	(2.8)	29.7	353.4	9.5%	12.5%
Other	333.7	(2.7)	61.7	9.7	402.4	2.9%	20.6%

During 2008, our revenue increased by $408.5, or 6.2%, compared to 2007, primarily consisting of organic revenue growth of $249.4, or 3.8%, led by the technology and telecom and retail sectors. The organic increase was driven by expanding business with existing clients and winning new clients throughout all geographic regions, predominantly at IAN and to a lesser extent at Constituency Management Group (“CMG”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

In the latter part of 2008 economic conditions deteriorated, and persisted throughout 2009, which negatively impacted our revenue in the fourth quarter of 2008. During the fourth quarter of 2008, our revenue decreased by 4.1% compared to the fourth quarter of 2007, which reflected an organic revenue decrease of 2.2%.

Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Years ended December 31,
	2009		2008		2007
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Salaries and related expenses	$3,961.2	65.7%	$4,342.6	62.4%	$4,139.2	63.2%
Office and general expenses	1,720.5	28.5%	2,013.3	28.9%	2,044.8	31.2%
Restructuring and other reorganization-related charges	4.6		17.1		25.9

Total operating expenses	$5,686.3		$6,373.0		$6,209.9

Operating income	$341.3		$589.7		$344.3

Salaries and Related Expenses

Salaries and related expenses consist of payroll costs, employee performance incentives, including annual bonus and long-term incentive stock awards, and other benefits associated with client service professional staff and administrative staff. Salaries and related expenses do not vary significantly with short-term changes in revenue levels. However, salaries may fluctuate due to the timing of hiring freelance contractors who are utilized to support business development and changes in the performance levels and types of employee incentive awards. Changes in our incentive awards mix can impact future-period expense, as annual bonus awards are expensed during the year they are earned and long-term incentive stock awards are expensed over the performance period, generally three years. Factors impacting long-term incentive awards are the actual number of awards vesting, the change in our stock price and changes to our projected results, which could impact the satisfaction of certain performance targets. See Note 11 to the Consolidated Financial Statements for further information on our incentive compensation plans.

	Prior year amount	Components of change during the year			Total amount	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
2008 – 2009	$4,342.6	$(150.0)	$47.8	$(279.2)	$3,961.2	(6.4)%	(8.8)%
2007 – 2008	4,139.2	40.8	59.4	103.2	4,342.6	2.5%	4.9%

Salaries and related expenses in 2009 decreased by $381.4 compared to 2008, primarily consisting of an organic decrease of $279.2 and a favorable foreign currency rate impact of $150.0. The organic improvement was due to lower base salaries, benefits and temporary help of $266.7, primarily related to work force reductions across all networks that were initiated in the fourth quarter of 2008 and continued throughout 2009 to respond to the difficult economic conditions. Our work force reductions resulted in an organic increase in severance charges of $79.9 in 2009 when compared to the prior year. Excluding incremental severance, the organic decrease in salaries and related expenses would have been 8.3% when compared to 2008. The largest components of our severance charges in 2009 were related to our advertising and media businesses in the IAN segment, primarily in the U.S. and Continental Europe regions. Since we started taking actions in the fourth quarter of 2008, work force reductions have decreased headcount by approximately 6,400 employees, representing approximately 14% of our work force. We expect that our more recent work force reductions will contribute to further declines in base salaries and benefits, and we currently do not anticipate significant additional work force reductions in 2010.

Also contributing to the organic decrease in 2009 was a reduction in incentive award expense of $55.9, resulting from lower annual bonus awards and long-term incentive award expense. There were lower annual bonus award accruals in 2009

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

due to lower operating results, and to a lesser extent, lower headcount when compared to the prior year. The reduction in expected long-term incentive award expense was attributable to an increase in our forfeiture rate as a result of higher actual forfeitures compared to estimates, changes in our assumptions on achieving certain performance targets, and, to a lesser extent, the vesting in the first quarter of 2009 of a one-time performance-based equity award granted in 2006 to a limited number of senior executives. These reductions were partially offset by higher expense due to increases in our stock price in 2009 as compared to 2008.

Salaries and related expenses in 2008 increased by $203.4 compared to 2007, consisting of an organic increase of $103.2, net acquisitions of $59.4 and an adverse foreign currency impact of $40.8. The organic increase was primarily to support business growth (an organic revenue increase of $249.4) during 2008, resulting in higher base salaries, benefits and temporary help of $100.4, predominantly at our largest networks. There was no significant change in incentive award expense compared to the prior year as long-term incentive award expense was unchanged, and annual bonus award expense decreased by $15.1. As economic conditions deteriorated in the latter part of 2008, we incurred an organic increase in severance charges of $17.4 in the fourth quarter.

The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Years ended December 31,
	2009	2008	2007
Salaries and related expenses	65.7%	62.4%	63.2%
Base salaries, benefits and tax	54.5%	51.6%	51.9%
Incentive expense	2.9%	3.4%	3.7%
Severance expense	2.7%	1.3%	1.2%
Temporary help	2.8%	3.1%	3.5%
All other salaries and related expenses	2.8%	3.0%	2.9%

Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased to 65.7% in 2009 from 62.4% in 2008, primarily driven by lower revenues and increased severance expense, partially offset by lower base salaries, benefits, temporary help and incentive award expenses. Our staff cost ratio declined to 62.4% in 2008 from 63.2% in 2007, primarily driven by higher revenues and better utilization of base salaries and benefits expenses.

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

		Components of change during the year				Change
	Prior year amount	Foreign currency	Net acquisitions/ (divestitures)	Organic	Total amount	Organic	Total
2008 – 2009	$2,013.3	$(79.2)	$24.9	$(238.5)	$1,720.5	(11.8)%	(14.5)%
2007 – 2008	2,044.8	16.5	5.7	(53.7)	2,013.3	(2.6)%	(1.5)%

Office and general expenses in 2009 decreased by $292.8 compared to 2008, primarily consisting of an organic decrease of $238.5 and a favorable foreign currency rate impact of $79.2. The organic improvement was largely due to our cost containment efforts, which resulted in lower discretionary spending, primarily related to travel and entertainment, office supplies and employment costs. Additionally, approximately one-third of the organic decline was from lower production expenses related to pass-through costs for certain projects where we acted as principal that did not recur or decreased in size during 2009. These reductions were partially offset by a benefit from favorable foreign currency changes in 2008 on certain balance sheet items that did not recur in 2009, and to a lesser extent, higher rent charges in 2009 due to lease terminations and other exit costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Office and general expenses in 2008 decreased by $31.5 compared to 2007, primarily consisting of an organic decrease of $53.7. The organic improvement was primarily due to reductions in professional fees, occupancy costs, depreciation and amortization as well as a higher focus on managing discretionary expenses. The organic decrease in professional fees of $29.0 was primarily due to reduced legal consultations as a result of the resolution of the SEC investigation and improvements in our financial systems, back office processes and internal controls. Occupancy costs and depreciation and amortization declined, and there were favorable foreign currency changes on certain balance sheet items in 2008 when compared to 2007. These decreases were partially offset by an increase in production expenses of $33.6 related to pass-through costs for certain projects where we acted as principal and an increase in bad debt expense related to collection concerns for certain clients.

The following table details our office and general expenses as a percentage of total consolidated revenue. All other office and general expenses primarily include production expenses, and to a smaller extent, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Years ended December 31,
	2009	2008	2007
Office and general expenses	28.5%	28.9%	31.2%
Professional fees	2.0%	2.0%	2.5%
Occupancy expense (excluding depreciation and amortization)	8.6%	7.6%	8.1%
Travel & entertainment, office supplies and telecommunications	3.6%	4.3%	4.7%
All other office and general expenses	14.3%	15.0%	15.9%

Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, declined to 28.5% in 2009 from 28.9% in 2008, driven by the major expense categories that had reductions listed above, partially offset by lower revenue. Our office and general expense ratio declined to 28.9% in 2008 from 31.2% in 2007, driven by higher revenue and reductions in key expense categories.

Restructuring and Other Reorganization-Related Charges

The components of restructuring and other reorganization-related charges is listed below.

	Years ended December 31,
	2009	2008	2007
Restructuring (reversals) charges:
Lease termination and other exit costs	$(0.1)	$5.2	$(0.4)
Severance and termination costs	(0.3)	0.6	13.8

	(0.4)	5.8	13.4
Other reorganization-related charges	5.0	11.3	12.5

Total	$4.6	$17.1	$25.9

Restructuring (reversals) charges relate to the 2003 and 2001 restructuring programs and a restructuring program entered into at Lowe during the third quarter of 2007. Included in these net (reversals) charges are adjustments primarily resulting from changes in management’s estimates relating to sublease rental income assumptions and prior severance and termination related actions. Additionally, in 2008 and 2007 net charges included adjustments resulting from severance and termination costs and accelerated leasehold amortization for the 2007 program at Lowe.

Other reorganization-related charges were separated from the rest of our operating expenses within the Consolidated Statements of Operations because they did not result from charges that occurred in the normal course of business. These charges primarily relate to the alignment of Deutsch and Lowe in 2009 and the realignment of our media businesses into a management entity called Mediabrands in 2008. Charges relate to severance and termination costs and lease termination and

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

other exit costs for these activities. We expect to incur additional charges of approximately $1.5 associated with the Deutsch and Lowe alignment in 2010 as we finish implementing our plans. The actions associated with Mediabrands are complete. See Note 8 to the Consolidated Financial Statements for further information.

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2009	2008	2007
Cash interest on debt obligations	$(138.6)	$(183.2)	$(205.9)
Non-cash interest	(17.0)	(28.7)	(30.8)

Interest expense	(155.6)	(211.9)	(236.7)
Interest income	35.0	90.6	119.6

Net interest expense	(120.6)	(121.3)	(117.1)
Other income, net	11.7	3.1	8.5

Total (expenses) and other income	$(108.9)	$(118.2)	$(108.6)

Net Interest Expense

For 2009 as compared to 2008, cash interest expense, largely related to our short-term obligations, and interest income both decreased primarily due to lower interest rates, mostly in the United Kingdom, Continental Europe, and to a lesser extent, the United States. The majority of the change in non-cash interest expense resulted from a decline in amortization of deferred warrant costs and debt issuance costs in connection with the expiration of our $750.0 Three-Year Credit Agreement, dated as of June 13, 2006 (the “2006 Credit Agreement”) in June 2009. The decrease in non-cash interest expense was partially offset by changes in the value of obligations to purchase noncontrolling equity shares of consolidated subsidiaries. The value of these obligations may fluctuate depending on projected future operating performance of these subsidiaries. See Note 12 to the Consolidated Financial Statements for further information.

For 2008 as compared to 2007, cash interest expense decreased primarily due to the repurchase of the majority of the 4.50% Convertible Senior Notes due 2023 (the “4.50% Notes”) in the first quarter of 2008, lower interest rates paid on the Floating Rate Senior Unsecured Notes due 2010 (the “2010 Notes”), lower short-term debt balances and lower interest rates at our international agencies. Interest income decreased due to more conservative investment strategies in the United States compared to the prior year and lower interest rates in the United States.

Other Income, net

Results of operations include certain items which are either discrete or are not directly associated with our revenue producing operations.

	Years ended December 31,
	2009	2008	2007
Net loss on early extinguishment of debt	$(25.1)	$—	$(12.5)
Gains (losses) on sales of businesses and investments	10.2	(3.1)	(9.4)
Vendor discounts and credit adjustments	24.4	20.7	24.3
Litigation settlement	—	(12.0)	2.8
Investment impairments	(2.7)	(2.9)	(6.2)
Other income, net	4.9	0.4	9.5

Total other income, net	$11.7	$3.1	$8.5

Net Loss on Early Extinguishment of Debt – During 2009, we recorded a net charge of $25.1 related to the settlement of our tender offers for the 5.40% Senior Unsecured Notes due 2009 (the “2009 Notes”), 7.25% Senior Unsecured Notes due 2011 (the “2011 Notes”) and the 2010 Notes, the redemption of all of our outstanding 2009 Notes and the retirement of our 4.50% Notes. During 2007, we recognized non-cash charges related to the extinguishment of $200.0 of our 4.50% Notes. See Note 2 to the Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Sales of Businesses and Investments – Primarily includes realized gains and losses relating to the sales of businesses, cumulative translation adjustment balances from the liquidation of entities and sales of marketable securities and investments in publicly traded and privately held companies in our Rabbi Trusts. During 2009, we realized a gain of $15.2 related to the sale of an investment in our Rabbi Trusts, which was partially offset by losses realized from the sale of various businesses. Losses in 2007 primarily related to the sale of several businesses within Draftfcb for a loss of $9.3 and charges at Lowe of $7.8 as a result of the realization of cumulative translation adjustment balances from the liquidation of several businesses.

Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established during the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”). These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed. See Note 4 to the Consolidated Financial Statements for further information.

Litigation Settlement – During May 2008, the SEC concluded its investigation that began in 2002 into our financial reporting practices, resulting in a settlement charge of $12.0.

Investment Impairments – In 2007 we realized an other-than-temporary charge of $5.8 relating to a $12.5 investment in auction rate securities, representing our total investment in auction rate securities. See Note 12 to the Consolidated Financial Statements for further information.

INCOME TAXES

	Years ended December 31,
	2009	2008	2007
Income before income taxes	$232.4	$471.5	$235.7

Provision for income taxes	$90.1	$156.6	$58.9

Our tax rate is affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. Our effective tax rate of 38.8% was positively impacted in 2009 by the recognition of previously unrecognized tax benefits, net, which includes the recognition of tax benefits on partially worthless securities of $10.7. Our effective tax rate was negatively impacted by losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances, the establishment of valuation allowances in the Asia Pacific region and the write-off of deferred tax assets related to restricted stock.

During 2009, we finalized our proceedings with the IRS appeals division for the 1997-2002 and 2003-2004 audit cycles. We also finalized our IRS examination for the 2005-2006 audit cycle. As a result, we recognized previously unrecognized tax benefits and related interest of $50.1 related to various items of income and expense, including transfer pricing adjustments and adjustments relating to the 2004 Restatement.

Also during 2009, we recorded a net establishment of a valuation allowance of $12.4 relating to deferred tax assets in jurisdictions where there was significant negative evidence causing us to believe that it is no longer “more likely than not” that the corresponding tax loss carryforward will be utilized. During 2008 and 2007, we had net reversals in our valuation allowances of $48.0 and $22.3, respectively, on existing deferred tax assets.

In 2008, our effective tax rate of 33.2% was negatively impacted by losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances, the non-deductible SEC settlement provision and additional net tax reserves for uncertain tax positions. Our effective tax rate was positively impacted in 2008 by the utilization of tax loss carryforwards against taxable profits and by the net reversal of certain valuation allowances in jurisdictions where entities have demonstrated a sustained period of profitability and future projections indicate that the trend will continue. Additionally, we recognized tax benefits from tax law and other changes in certain U.S. states, which impacted the effective tax rate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

In 2007, our effective tax rate of 25.0% was primarily impacted by the effective settlement of the IRS examination for 2003 and 2004 which resulted in the realization of previously unrecognized tax benefits, of which approximately $80.0 was attributable to certain worthless securities deductions. The tax provision for 2007 was also impacted by foreign profits subject to tax at different rates and losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances.

See Note 7 to the Consolidated Financial Statements for further information.

Segment Results of Operations

As discussed in Note 14 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2009: IAN and CMG. We also report results for the Corporate and other group.

IAN

REVENUE

		Components of change				Change
	Year ended December 31, 2008	Foreign currency	Net acquisitions/ (divestitures)	Organic	Year ended December 31, 2009	Organic	Total
Consolidated	$5,870.7	$(216.6)	$69.1	$(610.7)	$5,112.5	(10.4)%	(12.9)%
Domestic	3,075.4	—	14.2	(338.3)	2,751.3	(11.0)%	(10.5)%
International	2,795.3	(216.6)	54.9	(272.4)	2,361.2	(9.7)%	(15.5)%

During 2009, our revenue decreased by $758.2, compared to 2008, primarily consisting of organic revenue decrease of $610.7 and an adverse foreign currency impact of $216.6. The domestic and international organic revenue decrease was primarily driven by a pullback of existing client spending throughout all agencies within IAN, primarily due to challenging economic conditions. Additionally contributing to the organic revenue decrease was lost assignments from certain existing clients. The international organic decrease occurred throughout all regions, with the largest impacts in the Continental Europe region, primarily in Spain and France, the United Kingdom, and the Asia Pacific region, primarily in China and Japan. The decrease was most predominant in the technology and telecom, auto and transportation and financial service sectors. However, two other significant sectors, health and personal care and food and beverage, were relatively stable during 2009 as they only had slight decreases.

		Components of change				Change
	Year ended December 31, 2007	Foreign currency	Net acquisitions/ (divestitures)	Organic	Year ended December 31, 2008	Organic	Total
Consolidated	$5,505.7	$70.8	$109.4	$184.8	$5,870.7	3.4%	6.6%
Domestic	2,972.1	—	18.8	84.5	3,075.4	2.8%	3.5%
International	2,533.6	70.8	90.6	100.3	2,795.3	4.0%	10.3%

During 2008, our revenue increased by $365.0 compared to 2007, primarily consisting of organic revenue growth of $184.8 and net acquisitions of $109.4. The increase was predominantly in the technology and telecom sector, and to a lesser extent, in the retail and financial service sectors. The domestic organic revenue increase was primarily a result of higher revenues with existing clients and net client wins, primarily at McCann and Mediabrands. Partially offsetting this domestic organic increase was decreased revenue from Lowe and certain independent agencies that are largely dependent on the automobile sector and were impacted by lower revenues with existing clients and net client losses. The international organic revenue increase occurred throughout all regions due to net client wins and higher revenue from existing clients. The increase in the United Kingdom was primarily at Lowe and the increase in the Asia Pacific region occurred primarily in China at McCann. The increase in the Continental Europe region occurred primarily in Spain at Lowe and Mediabrands and the increase in the Latin America region primarily occurred in Brazil at Draftfcb.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2009	2008	2007	'09 vs '08	'08 vs '07
Segment operating income	$425.9	$690.8	$528.2	(38.3)%	30.8%
Operating margin	8.3%	11.8%	9.6%

Operating income decreased during 2009 when compared to 2008 due to a decrease in revenue of $758.2, partially offset by decreases in salaries and related expenses of $286.3 and office and general expenses of $207.0. The decrease in salaries and related expenses was primarily due to lower base salaries, benefits and temporary help related to work force actions taken during the fourth quarter of 2008 and throughout 2009, across all agencies within IAN, in response to the difficult economic conditions that began in the latter part of 2008. Incentive award expense was lower during 2009, primarily due to reduced annual bonus awards consistent with the explanations provided in the consolidated Salaries and Related Expenses section. These reductions were partially offset by higher severance charges resulting from the work force actions taken during 2009, which affected all regions, with the largest impact in the U.S. and Continental Europe. Office and general expenses were lower primarily attributable to cost containment measures that reduced discretionary expenses, mainly related to travel and entertainment, office supplies, employment costs, as well as, lower production expenses associated with reduced project work where we acted as principal. These reductions were partially offset by a benefit from favorable foreign currency changes in 2008 on certain balance sheet items that did not recur in 2009.

Operating income increased during 2008 when compared to 2007 due to an increase in revenue of $365.0 and a decrease in office and general expenses of $15.1, partially offset by increases in salaries and related expenses of $217.5. The decrease in office and general expenses was due to favorable foreign currency changes on certain balance sheet items in 2008 when compared to 2007 and lower production expenses. The decrease in office and general expenses is partially offset by increased bad debt expense and higher amortization of intangibles primarily related to acquisitions made in 2008. Higher salaries and related expenses were primarily due to an increase in base salaries, benefits and temporary help of $183.1 to support growth in 2008, primarily at McCann and Mediabrands.

CMG

REVENUE

		Components of change				Change
	Year ended December 31, 2008	Foreign currency	Net acquisitions/ (divestitures)	Organic	Year ended December 31, 2009	Organic	Total
Consolidated	$1,092.0	$(35.0)	$—	$(141.9)	$915.1	(13.0)%	(16.2)%
Domestic	710.9	—	—	(89.9)	621.0	(12.6)%	(12.6)%
International	381.1	(35.0)	—	(52.0)	294.1	(13.6)%	(22.8)%

During 2009, our revenue decreased by $176.9, compared to 2008, due to an organic revenue decline of $141.9 and an adverse foreign currency impact of $35.0. The domestic and international organic revenue decreases were primarily due to the completion of several projects with existing clients in 2008 that did not recur or were substantially curtailed in 2009 in our events marketing business and the pullback of existing client spending in certain of our public relations and branding businesses due to broader economic difficulties. The international organic decrease occurred primarily in the United Kingdom and the Asia Pacific region, primarily in China and Australia.

		Components of change				Change
	Year ended December 31, 2007	Foreign currency	Net acquisitions/ (divestitures)	Organic	Year ended December 31, 2008	Organic	Total
Consolidated	$1,048.5	$0.7	$(21.8)	$64.6	$1,092.0	6.2%	4.1%
Domestic	679.2	—	—	31.7	710.9	4.7%	4.7%
International	369.3	0.7	(21.8)	32.9	381.1	8.9%	3.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

During 2008, our revenue increased by $43.5 compared to 2007, primarily due to organic growth of $64.6, partially offset by net divestitures of $21.8. The domestic organic revenue increase was primarily due to net client wins and increased spending from existing clients in the public relations business, which covers a broad range of services and client sectors. The international organic revenue increase was primarily due to the completion of several projects with existing clients and net client wins in the events marketing business in the United Kingdom.

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2009	2008	2007	'09 vs '08	'08 vs '07
Segment operating income	$70.6	$86.6	$57.9	(18.5)%	49.6%
Operating margin	7.7%	7.9%	5.5%

Operating income decreased during 2009 when compared to 2008 due to a decrease in revenue of $176.9, partially offset by decreases in office and general expenses of $84.2 and salaries and related expenses of $76.7. Office and general expenses decreased primarily due to lower production expenses in the events marketing business and, to a lesser extent, reductions in certain discretionary expenses. These reductions were partially offset by a benefit from favorable foreign currency changes in 2008 on certain balance sheet items that did not recur in 2009. Salaries and related expenses decreased primarily due to a decrease in base salaries, benefits and temporary help of $59.1 as a result of lower headcount from severance actions. Additionally, incentive award expense was lower during 2009 driven by lower annual bonus awards due to reduced operating results.

Operating income increased during 2008 when compared to 2007 due to an increase in revenue of $43.5 and a decrease in office and general expenses of $9.1, partially offset by an increase in salaries and related expenses of $23.9. Office and general expenses decreased primarily due to lower occupancy costs, as a result of lease termination and other exit costs related to facilities exited in 2007 and due to favorable foreign currency changes on certain balance sheet items in 2008 when compared to 2007, partially offset by higher production expenses related to several projects with new and existing clients in the events marketing business. Salaries and related expenses increased primarily due to an increase in base salaries, benefits and temporary help of $17.8 related to the events marketing and public relations businesses to support revenue growth.

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

Corporate and other expenses decreased during 2009 by $20.0 to $150.6 compared to 2008, primarily due to lower long-term incentive award expense and reductions in professional fees. The reduction in long-term incentive award expense primarily relates to the vesting in the first quarter of 2009 of a one-time performance-based equity award granted in 2006 to a limited number of senior executives and to changes in our assumptions on achieving certain performance targets. The decline in professional fees is primarily due to reduced audit and legal fees.

Corporate and other expenses decreased during 2008 by $45.3 to $170.6 compared to 2007, primarily due to lower professional fees, partially offset by the impact of unfavorable foreign currency changes on certain balance sheet items when

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

compared to 2007. Lower professional fees were primarily due to improvements in our financial systems, back office processes and internal controls as well as reduced legal consultations associated with the resolution of our SEC investigation and other financial matters. In addition, base salaries, benefits and temporary help decreased due to lower headcount and reduced technology projects.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Our key liquidity metrics are operating cash flow and changes in working capital. The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2009	2008	2007
Net cash provided by operating activities	$540.8	$865.3	$298.1
Net cash provided by (used in) investing activities	29.4	(404.3)	(267.8)
Net cash used in financing activities	(267.0)	(275.8)	(37.3)

Working capital source (usage) (included in operating activities)	$98.9	$193.5	$(171.0)

	December 31,
Balance Sheet Data	2009	2008
Cash, cash equivalents and marketable securities	$2,506.1	$2,274.9

Short-term debt	$308.6	$332.8
Long-term debt	1,638.0	1,786.9

Total debt	$1,946.6	$2,119.7

Operating Activities

Net cash provided by operating activities during 2009 was $540.8, which is a decrease of $324.5 as compared to 2008, primarily the result of a decrease in net income of $174.6 and a reduction in working capital generation of $94.6. Net cash provided by operating activities primarily reflects net income of $143.4, working capital cash generation of $98.9 and net adjustments to reconcile net income of $378.5. Net adjustments to reconcile net income primarily include depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, deferred income tax benefits and the net loss on early extinguishment of debt. Cash generated or used by working capital reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. Due to the combined effect of decreases in client spending as a result of economic conditions during 2009 and strong growth in the latter part of 2008 at certain of our businesses, our generation of working capital decreased in 2009 compared to 2008; however, continued improvement in working capital management at certain businesses contributed to our ability to generate cash from working capital in 2009.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Investing Activities

Net cash provided by investing activities during 2009 includes sales and maturities of short-term marketable securities, partially offset by deferred payments on prior acquisitions and capital expenditures. Net sales and maturities of short-term marketable securities of $168.2 primarily relates to a redemption of a time deposit.

Financing Activities

Net cash used in financing activities during 2009 primarily reflects proceeds, uses and fees related to our debt transactions. We issued $600.0 in aggregate principal amount of 2017 Notes at 97.958% of par and incurred related debt issuance costs. We settled tenders of our 2009 Notes, 2011 Notes and 2010 Notes with a cash payment of $734.7. Additionally, during the third quarter of 2009, we paid $36.0 of cash to redeem the remaining $36.0 aggregate principal amount of the 2009 Notes, and during the fourth quarter of 2009, we paid $8.0 of cash to retire the remaining $8.7 aggregate principal amount of the 4.50% Notes. Amounts related to accrued and unpaid interest for these transactions are reflected in Operating Activities. Total net cash used related to these debt transactions, including issuance costs and discounts, was $210.2.

Additionally, net cash used in financing activities reflects dividend payments of $27.6 on our Series B Preferred Stock and distributions to noncontrolling interests of $22.2.

Foreign Exchange Rate Changes

The effect of foreign exchange rate changes on cash and cash equivalents included in the Consolidated Statements of Cash Flows resulted in an increase of $84.8 during 2009. This increase primarily reflects the strengthening of the Euro against the U.S. Dollar during this period.

LIQUIDITY OUTLOOK

We generated significant cash from operations in 2009 and ended the year with $2,506.1 in cash, cash equivalents and marketable securities. Based on our cash flow forecasts, we expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. In addition, we have a committed credit facility available to support our operating needs. Our policy is to maintain a conservative approach to liquidity, which we believe is appropriate for our company. We are closely managing our spending and will defer or limit discretionary spending where appropriate, while continuing to position ourselves for growth in the future.

Although we have seen some signs of economic stability in recent months, the difficult global economic conditions made business conditions extremely challenging for us during 2009, and should market conditions continue to adversely affect our clients, it could challenge our level of cash generation from operations. Economic conditions have caused a decrease in demand for advertising and marketing services, which led to a decrease in our revenue during 2009. Although we have not experienced and currently do not expect that we will experience a material increase in client defaults, a deterioration in market conditions increase the likelihood that we could experience a loss in the future. We have accounts receivable related to revenues earned and for pass-through costs incurred on behalf of our clients as well as expenditures billable to clients related to costs incurred and fees earned that have not yet been billed.

We maintain a committed corporate credit facility to increase our financial flexibility. We have not drawn on any of our corporate credit facilities since 2003, although we use them to issue letters of credit primarily to support commitments on behalf of certain clients. Our 2006 Credit Agreement expired in June 2009. Prior to the expiration of our 2006 Credit Agreement, we replaced a portion of this facility with our $335.0 Three-Year Credit Agreement, dated as of July 18, 2008 (the “2008 Credit Agreement”). The outstanding letters of credit under the 2006 Credit Agreement were replaced with letters of credit issued under the 2008 Credit Agreement in the second quarter of 2009. In December 2009, we entered into a letter of credit agreement (the “2009 LC Agreement”) in order to provide additional liquidity under the 2008 Credit Agreement by replacing a portion of the letters of credit outstanding under the 2008 Credit Agreement. As of December 31, 2009, no letters of credit had been issued under the 2009 LC Agreement. See “Financing and Sources of Funds” below and Note 2 to the Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

As discussed below, we took measures in 2009 to extend our debt maturities. From time to time we evaluate market conditions and financing alternatives for opportunities to raise additional financing or otherwise improve our liquidity profile and enhance our financial flexibility. Our ability to access the capital markets depends on a number of factors, which include those specific to us, such as our credit rating, and those related to the capital markets, such as the amount or terms of available credit. Should we access the capital markets, there can be no guarantee that we would be able to access new sources of liquidity on commercially reasonable terms.

Funding Requirements

Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, acquisitions, capital expenditures, debt service, preferred stock dividends, contributions to pension and postretirement plans and taxes. Additionally, we may be required to make payments to minority owners if put options related to prior acquisitions are exercised. In any twelve-month period, we maintain substantial flexibility over certain significant uses of cash, including our capital expenditures and cash used for new acquisitions. Notable funding requirements include:

•

Debt service – The remaining $213.7 aggregate principal amount of our 2010 Notes matures on November 15, 2010. We expect to use available cash to reduce our debt in 2010. The remainder of our debt is primarily long-term, with maturities scheduled from 2011 to 2023. See table below for the maturity schedule of our long-term debt.

•

Acquisitions – During 2009 we paid approximately $66.0 of deferred payments related to acquisitions completed in previous years. We expect to continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth markets.

•

Contributions to pension and postretirement plans – Our funding policy regarding our pension plan is to contribute amounts necessary to satisfy minimum pension funding requirements, plus such additional amounts as we consider appropriate to improve the plans’ funded status. During 2009, we contributed $31.9 to our foreign pension plans and contributions to the domestic pension plan were negligible. For 2010, we expect to contribute $25.2 to our foreign pension plans and $9.2 to our domestic pension plans. A significant portion of our contributions to the foreign pension plans relate to the Interpublic Pension Plan in the U.K. (“the U.K. Pension Plan”). Additionally, we are in the process of modifying the schedule of employer contributions for the U.K. Pension Plan and we expect to finalize this during 2010. As a result, we expect our contributions to our foreign pension plans to increase from current levels in 2010 and subsequent years.

•	Preferred stock dividends – We pay regular quarterly dividends on our Series B Preferred Stock of $6.9, or $27.6 annually.

The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2009 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt [1]	$217.1	$39.0	$2.2	$17.7	$350.1	$1,200.2	$1,826.3
Interest payments on long-term debt	126.6	112.7	108.4	108.4	108.4	405.3	969.8
Non-cancelable operating lease obligations [2]	285.6	259.0	221.0	190.8	158.5	663.3	1,778.2
Contingent acquisition payments [3]	64.9	82.7	41.7	37.4	5.4	0.3	232.4
Uncertain tax positions	54.8	28.2	7.5	6.5	27.4	10.0	134.4

Total	$749.0	$521.6	$380.8	$360.8	$649.8	$2,279.1	$4,941.1

[1]

Amounts represent maturity at par. Holders of our 4.25% Convertible Senior Notes due 2023 may require us to repurchase their Notes for cash at par in March 2012 and holders of our 4.75% Convertible Senior Notes due 2023 may require us to repurchase their Notes for cash, stock or a combination, at our election, at par in March 2013. All of these Notes will mature in 2023 if not converted or repurchased.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

[2]	Non-cancelable operating lease obligations are presented net of future receipts on contractual sublease arrangements.
[3]

We have structured certain acquisitions with additional contingent purchase price obligations in order to reduce the potential risk associated with negative future performance of the acquired entity. See Note 6 and Note 15 to the Consolidated Financial Statements for further information.

FINANCING AND SOURCES OF FUNDS

Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous locations throughout the world, primarily at the holding company level and at our largest subsidiaries. Below is a summary of our sources of liquidity.

	December 31, 2009
	Total Facility	Amount Outstanding	Letters of Credit [1]		Total Available
Cash, cash equivalents and marketable securities					$2,506.1
Committed
2008 Credit Agreement	$335.0	$—	$94.5	[2]	$240.5	[2]
Uncommitted	$413.2	$93.4	$0.1		$319.7

[1]

We are required from time to time to post letters of credit, primarily to support our commitments, or those of our subsidiaries, primarily to purchase media placements, mostly in locations outside the U.S., or to satisfy other obligations. These letters of credit have historically not been drawn upon.

[2]	In January 2010, we replaced the equivalent of $67.2 of the letters of credit outstanding under the 2008 Credit Agreement with letters of credit issued under the 2009 LC Agreement.

We entered into the following transactions that have impacted our liquidity:

Long-Term Debt

•

On June 8, 2009, we launched tender offers to purchase, for cash, (i) any and all of our $250.0 2009 Notes and (ii) up to $500.0 in aggregate principal amount of our outstanding 2011 Notes and 2010 Notes. As a result of our tender offers we purchased $214.0 aggregate principal amount of the 2009 Notes, $463.7 aggregate principal of the 2011 Notes and $36.3 aggregate principal of the 2010 Notes. Total cash paid for all of our tender offers, including accrued and unpaid interest, was $747.9.

•

On June 15, 2009, we issued $600.0 in aggregate principal amount of 2017 Notes at 97.958% of par. The net proceeds were approximately $572.0 after deducting discounts, commissions and offering expenses. We used the proceeds from the offering of the 2017 Notes in part to fund our tender offer to purchase up to $500.0 aggregate principal amount of outstanding 2011 Notes and 2010 Notes.

•

In the third quarter of 2009, we entered into a series of interest rate swap agreements related to our 6.25% Senior Unsecured Notes due 2014 (the “2014 Notes”). These swap agreements effectively converted $250.0 notional amount of our $350.0 2014 Notes from fixed rate to floating rate debt. In February 2010, we terminated all of these interest rate swap agreements and we received a total of $5.4 in cash relating to the gain which will be amortized as a reduction to interest expense over the remaining term of the 2014 Notes.

•

On September 14, 2009, we redeemed all of our 2009 Notes that remained outstanding, which were scheduled to mature on November 15, 2009. Total cash paid to redeem the $36.0 aggregate principal amount of the 2009 Notes, including accrued and unpaid interest, was $37.0.

•

In the fourth quarter of 2009, we retired the remaining outstanding 4.50% Notes. Total cash paid to retire the $8.7 aggregate principal amount of the 4.50% Notes, including accrued and unpaid interest, was $8.1.

See Note 2 to the Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Credit Facilities

The 2008 Credit Agreement is a revolving facility expiring July 18, 2011, under which amounts borrowed by us or any of our subsidiaries designated under the 2008 Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $335.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the 2008 Credit Agreement are unsecured.

•

On May 13, 2009, we entered into Amendment No. 1 to the 2008 Credit Agreement to exclude from the financial covenant calculations certain effects of any bankruptcy or related event with respect to General Motors Corporation (“GM”) and/or any of its affiliates. Amendment No. 1 modifies the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) under the 2008 Credit Agreement to exclude from the determination of consolidated EBITDA any effects arising from any bankruptcy or other adverse event with respect to GM and/or any of its affiliates, limited to an aggregate amount of $150.0 of cash charges and an aggregate amount of $100.0 of non-cash charges.

•

In June 2009 and January 2010, we entered into Amendment No. 2 and Amendment No. 3, respectively, to the 2008 Credit Agreement to modify certain terms of the financial covenants. As of the end of each fiscal quarter, the amendments require that we maintain (i) an interest coverage ratio (EBITDA to net interest expense plus cash dividends on convertible preferred stock) for the four quarters then ended of not less than 3.75 to 1, (ii) a leverage ratio (debt as of such date to EBITDA) for the four quarters then ended of not greater than 3.75 to 1 for December 31, 2009 and March 31, 2010, 3.50 to 1 for June 30, 2010 and 3.25 to 1 thereafter, and (iii) minimum EBITDA for the four quarters then ended of not less than $520.0 for December 31, 2009 and March 31, 2010, $550.0 for June 30, 2010 and $600.0 thereafter. If we had not entered into Amendment No. 3 to the 2008 Credit Agreement, we would have breached our leverage ratio as of December 31, 2009.

We are in compliance with all applicable restrictive and financial covenants in the 2008 Credit Agreement, as amended, as seen in the table below.

Financial Covenants	Four Quarters Ended December 31, 2009
Interest coverage ratio (not less than)	3.75x
Actual interest coverage ratio	4.20x
Leverage ratio (not greater than)	3.75x
Actual leverage ratio	3.47x
EBITDA (not less than)	$520.0
Actual EBITDA	$560.6

EBITDA Reconciliation	Four Quarters Ended December 31, 2009
Operating income	$341.3

Add:
Depreciation and amortization	219.3
Non-cash charges	—

EBITDA	$560.6

If we are unable to comply with these financial covenants in the future, we would seek an additional amendment and/or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we do not comply with these financial covenants and are unable to obtain the necessary amendment or waiver, the 2008 Credit Agreement could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit. As of December 31, 2009, there was no outstanding principal and $94.5 in outstanding letters of credit.

Under the 2009 LC Agreement, the face amount of letters of credit outstanding is subject to an aggregate limit at any one time of £45.0 (equivalent as of December 31, 2009 to $72.0). IPG has guaranteed any obligations of our subsidiary under this facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

(Amounts in Millions, Except Per Share Amounts)

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the U.S., and the amount outstanding as of December 31, 2009 and 2008 was $93.4 and $78.8, respectively. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of December 31, 2009 and 2008 was approximately 2% and 3%, respectively.

On June 15, 2009, our 2006 Credit Agreement expired and, as of the expiration date, there was no outstanding principal. In connection with the 2006 Credit Agreement, we had issued 67.9 warrants with a stated exercise date of June 15, 2009. Based on the market price of our common stock and stated exercise prices of the warrants, we did not have to make any cash payments or issue any common stock to settle the warrants. See Note 2 to the Consolidated Financial Statements for further information.

Cash Pooling

We aggregate our net domestic cash position on a daily basis. Outside the U.S. we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2009 and 2008 the amounts netted were $946.5 and $858.7, respectively.

DEBT RATINGS

Our long-term debt credit ratings as of February 16, 2010 are listed below.

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

RECENT ACCOUNTING STANDARDS

See Note 16 to the Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2009 and certain accounting standards which we have not yet been required to implement and may be applicable to our future operations.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the fair market value of our debt obligations as the majority of our debt (approximately 84% as of December 31, 2009 and 2008) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates and the impact of a change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
	10% Increase in Interest Rates	10% Decrease in Interest Rates
2009	$(36.0)	$33.0
2008	(22.0)	23.0

We enter into interest rate swaps for risk management purposes to manage our exposure to changes in interest rates and to maintain a mix of fixed and floating rate debt. Changes in interest rates could affect the amount recorded to our Consolidated Financial Statements related to interest rate swap agreements. In the third quarter of 2009, we entered into a series of interest rate swap agreements that effectively converted $250.0 notional amount of our $350.0 2014 Notes from fixed rate to floating rate debt. We recognize changes in fair value of the interest rate swap agreements as well as changes in fair value of the underlying debt within other income, net and as a result we recorded a net gain of $0.1 for the year ended December 31, 2009. In February 2010 we terminated all of our interest rate swaps. See Note 2 and Note 12 to the Consolidated Financial Statements for further information.

We have $2,506.1 of cash, cash equivalents and marketable securities as of December 31, 2009, which are subject to changes in interest rates, and we generally invest these assets in conservative, short-term investment-grade securities with financial institutions. The interest income we obtain from these investments are subject to both domestic and foreign interest rate movements. During 2009, due to significant declines in foreign interest rates, and to a lesser extent, domestic interest rates, our interest income decreased when compared to 2008. A 1% increase or decrease in interest rates would impact our interest income by approximately $25.0. This assumes that all cash, cash equivalents and marketable securities are impacted in the same manner and balances remain constant from year-end levels.

Foreign Currencies

We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The primary currency exchanges that we have exposure to in 2009 are the Euro, Pound Sterling, Brazilian Real, Japanese Yen, Canadian Dollar and Chinese Yuan Renminbi. Based on 2009 exchange rates and operating results, if the U.S. dollar were to strengthen by 10%, we currently estimate operating income would decrease between 1% and 3%. This assumes that all currencies are impacted in the same manner and our international revenue and expenses remain constant from current levels. The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in their functional currency, mitigating transaction risk. However, certain subsidiaries may enter into transactions in currencies other than their functional currency. Assets and liabilities denominated in currencies other than the functional currency are susceptible to movements in foreign currency until final settlement. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. We have not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates.

We monitor the currencies of countries in which we operate in order to determine if the country should be considered a highly inflationary environment. A currency is determined to be highly inflationary when there is cumulative inflation of approximately 100% or more over a three-year period. If this occurs the functional currency of that country would be changed to our reporting currency, the U.S. dollar, and foreign exchange gains or losses would be recognized on all monetary transactions, assets and liabilities denominated in currencies other than the U.S. dollar until the currency is no longer considered highly inflationary. Our Venezuela agencies will transition to inflationary accounting on January 1, 2010, and we will be recording a foreign exchange translation loss of approximately $5.0 in the first quarter of 2010 as a result of the significant devaluation that occurred to the official rate in January 2010. This will be recorded in income before income taxes within the Consolidated Statement of Operations. Going forward, we will be re-measuring our local non-monetary transactions, assets and liabilities using the exchange rate of 4.3 Venezuelan Bolivars Fuertes per U.S. dollar. Although this devaluation will result in a reduction in the U.S. dollar reported amount of local currency denominated revenues and expenses, we do not have significant operations in Venezuela and, subsequent to our foreign exchange translation loss on devaluation noted above, we do not expect this to have a material impact to our consolidated financial statements.

Credit and Market Risks

Certain balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term marketable securities, accounts receivable and expenditures billable to clients. We invest our excess cash in investment-grade, short-term securities with financial institutions and limit the amount of credit exposure to any one counterparty. Concentrations of credit risk with respect to accounts receivable are mitigated by our large number of clients and their dispersion across different industries and geographic areas. We perform ongoing credit evaluations of our clients and maintain an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, of Cash Flows, and of Stockholders’ Equity and Comprehensive Income present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc., and its subsidiaries, (“the Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for noncontrolling interests as of January 1, 2009.

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

/s/ PricewaterhouseCoopers, LLP

New York, New York

February 26, 2010

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2009	2008	2007
REVENUE	$6,027.6	$6,962.7	$6,554.2

OPERATING EXPENSES:
Salaries and related expenses	3,961.2	4,342.6	4,139.2
Office and general expenses	1,720.5	2,013.3	2,044.8
Restructuring and other reorganization-related charges	4.6	17.1	25.9

Total operating expenses	5,686.3	6,373.0	6,209.9

OPERATING INCOME	341.3	589.7	344.3

EXPENSES AND OTHER INCOME:
Interest expense	(155.6)	(211.9)	(236.7)
Interest income	35.0	90.6	119.6
Other income, net	11.7	3.1	8.5

Total (expenses) and other income	(108.9)	(118.2)	(108.6)

Income before income taxes	232.4	471.5	235.7
Provision for income taxes	90.1	156.6	58.9

Income of consolidated companies	142.3	314.9	176.8
Equity in net income of unconsolidated affiliates	1.1	3.1	7.5

NET INCOME	143.4	318.0	184.3
Net income attributable to noncontrolling interests	(22.1)	(23.0)	(16.7)

NET INCOME ATTRIBUTABLE TO IPG	121.3	295.0	167.6
Dividends on preferred stock	(27.6)	(27.6)	(27.6)
Allocation to participating securities	(0.1)	(2.2)	(8.7)

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$93.6	$265.2	$131.3

Earnings per share available to IPG common stockholders:
Basic	$0.20	$0.57	$0.29
Diluted	$0.19	$0.52	$0.26
Weighted-average number of common shares outstanding:
Basic	468.2	461.5	457.7
Diluted	508.1	518.3	503.1

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Millions, Except Per Share Amounts)

	December 31,
	2009	2008
ASSETS:
Cash and cash equivalents	$2,495.2	$2,107.2
Marketable securities	10.9	167.7
Accounts receivable, net of allowance of $66.0 and $63.9	3,756.5	3,746.5
Expenditures billable to clients	1,100.1	1,099.5
Other current assets	275.0	366.7

Total current assets	7,637.7	7,487.6
Furniture, equipment and leasehold improvements, net	490.1	561.5
Deferred income taxes	398.3	416.8
Goodwill	3,321.0	3,220.9
Other assets	416.0	438.4

TOTAL ASSETS	$12,263.1	$12,125.2

LIABILITIES:
Accounts payable	$4,003.9	$4,022.6
Accrued liabilities	2,593.1	2,521.6
Short-term debt	308.6	332.8

Total current liabilities	6,905.6	6,877.0
Long-term debt	1,638.0	1,786.9
Deferred compensation and employee benefits	565.0	549.8
Other non-current liabilities	340.4	378.9

TOTAL LIABILITIES	9,449.0	9,592.6

Commitments and contingencies (see Note 15)

Redeemable noncontrolling interests (see Note 6)	277.8	288.4

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0 Series B shares issued and outstanding: 0.5	525.0	525.0
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2009 – 486.5; 2008 – 477.1 shares outstanding: 2009 – 486.1; 2008 – 476.6	47.1	46.4
Additional paid-in capital	2,441.0	2,413.5
Accumulated deficit	(324.8)	(446.1)
Accumulated other comprehensive loss, net of tax	(176.6)	(318.5)

	2,511.7	2,220.3
Less: Treasury stock, at cost: 0.4 shares	(14.0)	(14.0)

Total IPG stockholders’ equity	2,497.7	2,206.3
Noncontrolling interests	38.6	37.9

TOTAL STOCKHOLDERS’ EQUITY	2,536.3	2,244.2

TOTAL LIABILITIES AND EQUITY	$12,263.1	$12,125.2

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Millions)

	Years ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143.4	$318.0	$184.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	169.9	173.3	177.2
Provision for (reversal of) bad debt	19.3	17.0	(3.6)
Amortization of restricted stock and other non-cash compensation	49.5	80.1	79.7
Amortization of bond discounts and deferred financing costs	12.1	28.7	30.8
Net loss on early extinguishment of debt	25.1	—	12.5
Deferred income tax provision (benefit)	89.2	51.9	(22.4)
Other	13.4	29.0	25.2
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	179.5	283.9	43.5
Expenditures billable to clients	19.7	69.7	(124.5)
Prepaid expenses and other current assets	33.1	(19.2)	9.7
Accounts payable	(173.0)	6.8	(221.5)
Accrued liabilities	39.6	(147.7)	121.8
Other non-current assets and liabilities	(80.0)	(26.2)	(14.6)

Net cash provided by operating activities	540.8	865.3	298.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of short-term marketable securities	168.2	5.6	702.7
Purchases of short-term marketable securities	(9.7)	(159.9)	(720.8)
Acquisitions, including deferred payments, net of cash acquired	(72.4)	(106.0)	(151.4)
Capital expenditures	(67.1)	(138.4)	(147.6)
Proceeds from sales of businesses and investments, net of cash sold	11.1	27.9	69.6
Purchases of investments	(1.9)	(35.6)	(25.0)
Other investing activities	1.2	2.1	4.7

Net cash provided by (used in) investing activities	29.4	(404.3)	(267.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of long-term debt	(778.7)	(190.8)	—
Proceeds from issuance of 10.0% Senior Notes due 2017	587.7	—	—
Issuance costs	(19.2)	(11.3)	(3.5)
Net (decrease) increase in short-term bank borrowings	—	(23.7)	10.0
Distributions to noncontrolling interests	(22.2)	(14.6)	(18.1)
Preferred stock dividends	(27.6)	(27.6)	(27.6)
Other financing activities	(7.0)	(7.8)	1.9

Net cash used in financing activities	(267.0)	(275.8)	(37.3)

Effect of foreign exchange rate changes on cash and cash equivalents	84.8	(92.9)	66.2

Net increase in cash and cash equivalents	388.0	92.3	59.2
Cash and cash equivalents at beginning of period	2,107.2	2,014.9	1,955.7

Cash and cash equivalents at end of period	$2,495.2	$2,107.2	$2,014.9

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$138.6	$183.2	$205.9
Cash paid for income taxes, net of $55.0, $12.9 and $31.1 of refunds in 2009, 2008 and 2007, respectively	$57.3	$104.4	$88.3

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Amounts in Millions)

	Preferred Stock	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2006	$525.0	469.0	$45.6	$2,536.1	$(899.2)	$(303.0)	$(14.0)	$1,890.5	$38.1	$1,928.6
Comprehensive income:
Net income					167.6			167.6	16.7	184.3
Foreign currency translation adjustment, net of tax						142.1		142.1	2.7	144.8
Changes in market value of securities available-for-sale, net of tax of ($1.2)						(5.2)		(5.2)		(5.2)
Recognition of previously unrealized losses on securities available-for-sale, net of tax						1.0		1.0		1.0
Unrecognized losses, transition obligation and prior service cost, net of tax of ($9.8)						46.5		46.5		46.5

Total comprehensive income								$352.0	$19.4	$371.4

Reclassifications related to redeemable noncontrolling interests									1.0	1.0
Noncontrolling interest transactions									(2.8)	(2.8)
Distributions to noncontrolling interests									(18.1)	(18.1)
Change in redemption value of redeemable noncontrolling interests				(43.7)				(43.7)		(43.7)
Preferred stock dividends				(27.6)				(27.6)		(27.6)
Stock-based compensation				81.8				81.8		81.8
Cumulative effect of adoption of uncertain tax positions					(9.5)			(9.5)		(9.5)
Restricted stock, net of forfeitures		2.1	0.3	(11.6)				(11.3)		(11.3)
Other		0.6		6.2				6.2	(0.9)	5.3

Balance at December 31, 2007	$525.0	471.7	$45.9	$2,541.2	$(741.1)	$(118.6)	$(14.0)	$2,238.4	$36.7	$2,275.1

Comprehensive income:
Net income					295.0			295.0	23.0	318.0
Foreign currency translation adjustment, net of tax						(161.2)		(161.2)	(3.1)	(164.3)
Changes in market value of securities available-for-sale, net of tax of $1.4						(5.7)		(5.7)		(5.7)
Recognition of previously unrealized losses on securities available-for-sale, net of tax						3.0		3.0		3.0
Unrecognized gains, transition obligation and prior service cost, net of tax of $10.1						(36.0)		(36.0)		(36.0)

Total comprehensive income								$95.1	$19.9	$115.0

Reclassifications related to redeemable noncontrolling interests									(11.7)	(11.7)
Noncontrolling interest transactions									7.7	7.7
Distributions to noncontrolling interests									(14.6)	(14.6)
Change in redemption value of redeemable noncontrolling interests				(175.5)				(175.5)		(175.5)
Preferred stock dividends				(27.6)				(27.6)		(27.6)
Stock-based compensation				82.1				82.1		82.1
Restricted stock, net of forfeitures		4.8	0.3	(11.5)				(11.2)		(11.2)
Other		0.6	0.2	4.8				5.0	(0.1)	4.9

Balance at December 31, 2008	$525.0	477.1	$46.4	$2,413.5	$(446.1)	$(318.5)	$(14.0)	$2,206.3	$37.9	$2,244.2

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income—(Continued)

(Amounts in Millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2008	$525.0	477.1	$46.4	$2,413.5	$(446.1)	$(318.5)	$(14.0)	$2,206.3	$37.9	$2,244.2
Comprehensive income:
Net income					121.3			121.3	22.1	143.4
Foreign currency translation adjustment, net of tax						128.9		128.9	2.3	131.2
Changes in market value of securities available-for-sale, net of tax of $0.1						0.5		0.5		0.5
Recognition of previously unrealized gains on securities available-for-sale, net of tax						(0.4)		(0.4)		(0.4)
Unrecognized losses, transition obligation and prior service cost, net of tax of ($4.4)						12.9		12.9		12.9

Total comprehensive income								$263.2	$24.4	$287.6

Reclassifications related to redeemable noncontrolling interests				10.5				10.5	(2.5)	8.0
Noncontrolling interest transactions				(5.4)				(5.4)	0.1	(5.3)
Distributions to noncontrolling interests									(22.2)	(22.2)
Change in redemption value of redeemable noncontrolling interests				12.0				12.0		12.0
Preferred stock dividends				(27.6)				(27.6)		(27.6)
Stock-based compensation				51.8				51.8		51.8
Restricted stock, net of forfeitures		8.9	0.7	(17.8)				(17.1)		(17.1)
Other		0.5		4.0				4.0	0.9	4.9

Balance at December 31, 2009	$525.0	486.5	$47.1	$2,441.0	$(324.8)	$(176.6)	$(14.0)	$2,497.7	$38.6	$2,536.3

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

(Amounts in Millions, Except Per Share Amounts)

Note 1:  Summary of Significant Accounting Policies

Business Description

The Interpublic Group of Companies, Inc. and subsidiaries (the “Company,” “Interpublic,” “we,” “us” or “our”) is one of the world’s premier global advertising and marketing services companies. Our agencies create marketing programs for clients in every major world market. These companies deliver services across the full spectrum of marketing disciplines and specialties, including advertising, direct marketing, media buying and planning, public relations, events marketing, internet and search engine marketing, social media marketing and mobile marketing.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, most of which are wholly owned. Investments in companies over which we do not have control, but the ability to exercise significant influence, are accounted for using the equity method of accounting. Investments in companies over which we have neither control nor have the ability to exercise significant influence are accounted for under the cost method. All intercompany accounts and transactions have been eliminated in consolidation.

We have consolidated certain entities meeting the definition of variable interest entities, and the inclusion of these entities does not have a material impact on our Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation. In addition, we have made revisions, which have previously been reflected and disclosed, based on authoritative guidance for noncontrolling interests and classification and measurement of redeemable securities, which are effective for the Company January 1, 2009. The revisions included reclassifying $57.0 of minority interest liability as of December 31, 2008 from other non-current liabilities to noncontrolling interests within equity or redeemable noncontrolling interests. We also modified the format of the Consolidated Statements of Operations to conform to the revised disclosure requirements. In addition to the reclassification noted above, we recorded $288.4 for redeemable noncontrolling interests as “mezzanine equity” in the Consolidated Balance Sheet as of December 31, 2008, of which $269.3 relates to the estimated redemption value of these interests and the remainder relates to associated noncontrolling interest balances. These redeemable noncontrolling interests were recorded through an adjustment to additional paid-in capital.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the reporting date and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts, asset impairments, depreciable lives of assets, useful lives of intangible assets, income tax valuation allowances, uncertain tax positions, net pension and postretirement benefit costs and obligations, legal contingencies, redeemable noncontrolling interests and fair value of stock-based compensation. Actual results could differ from these estimates and assumptions.

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

Revenue for our services is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) services have been performed. Depending on the terms of a client contract, fees for services performed can be recognized in three principal ways: proportional performance, straight-line (or monthly basis) or completed contract.

•

Fees are generally recognized as earned based on the proportional performance method of revenue recognition in situations where our fee is reconcilable to the actual hours incurred to service the client as detailed in a contractual staffing plan, where the fee is earned on a per hour basis or where actual hours incurred are provided to the client on a periodic basis (whether or not the fee is reconcilable), with the amount of revenue recognized in these situations limited to the amount realizable under the client contract. We believe an input-based measure (the ‘hour’) is appropriate in situations where the client arrangement essentially functions as a time and out-of-pocket expense contract and the client receives the benefit of the services provided throughout the contract term.

•	Fees are recognized on a straight-line or monthly basis when service is provided essentially on a pro-rata basis and the terms of the contract support monthly basis accounting.

•

Certain fees (such as for major marketing events) are deferred until contract completion as the final act is so significant in relation to the service transaction taken as a whole. Fees are also recognized on a milestone basis if the terms of the contract call for the delivery of discrete projects, or on the completed contract basis if any of the criteria in the authoritative guidance for revenue recognition were not satisfied prior to job completion or if the terms of the contract do not otherwise qualify for proportional performance or monthly basis recognition.

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

Substantially all of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our Consolidated Financial Statements because of various pass-through expenses, such as production and media costs. In accordance with the authoritative guidance for revenue recognition, we assess whether our agency or the third-party supplier is the primary obligor and we evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we operate broadly as an advertising agency, based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses (primarily sales promotion, event, sports and entertainment marketing) where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue and the related costs incurred as office and general expenses. Revenue is generally reported net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

As we provide services as part of our core operations, we generally incur incidental expenses, which, in practice, are commonly referred to as “out-of-pocket” expenses. These expenses often include expenses related to airfare, mileage, hotel stays, out of town meals and telecommunication charges. We record the reimbursements received for such incidental expenses as revenue with a corresponding offset to office and general expense.

We receive credits from our vendors and media outlets for transactions entered into on behalf of our clients that, based on the terms of our contracts and local law, are either remitted to our clients or retained by us. If amounts are to be passed through to clients, they are recorded as liabilities until settlement or, if retained by us, are recorded as revenue when earned. Income or expense may also be realized in connection with settling vendor discount or credit liabilities that were established as part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”). In these situations, and given the historical nature of these liabilities, we have recorded such items as other income or expense as we do not consider these to be part of current operating results. We release certain of these credit liabilities when the statute of limitations has lapsed, unless the liabilities are associated with customers with whom we are in the process of settling such liabilities. These amounts are reported in other income, net.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments, including certificates of deposit, government securities, commercial paper and time deposits with original maturities of three months or less at the time of purchase and are stated at estimated fair value, which approximates cost. Cash is maintained at multiple high-credit quality financial institutions.

As of December 31, 2009 and 2008, we held restricted cash of $44.2 and $50.9, respectively, included in other current assets. Restricted cash primarily represents cash equivalents that are maintained on behalf of our clients and are legally restricted for a specified business purpose.

Short-Term Marketable Securities

Short term marketable securities include investment-grade time deposits, commercial paper and government securities with maturities greater than three months but less than twelve months. These securities are classified as available-for-sale and are carried at fair value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss, which is a component of stockholders’ equity. The cost of securities sold is determined based upon the average cost of the securities sold.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on the aging of accounts receivable, reviews of client credit reports, industry trends and economic indicators, as well as reviews of recent payment history for specific customers. The estimate is based largely on a formula-driven calculation but is supplemented with economic indicators and knowledge of potential write-offs of specific client accounts.

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

Investments

Our investments in publicly traded companies over which we do not exert a significant influence are classified as available-for-sale. These investments are reported at fair value based on quoted market prices with net unrealized gains and

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

losses reported as a component of accumulated other comprehensive loss. Our non-publicly traded investments and all other publicly traded investments, including investments to fund certain deferred compensation and retirement obligations, are accounted for using the equity method or cost method. We regularly review our equity and cost method investments to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. In the event a decline in fair value of an investment occurs, we determine if the decline has been other-than-temporary. We consider our investments strategic and long-term in nature, so we determine if the fair value decline is recoverable within a reasonable period. For our investments, we evaluate fair value based on specific information (valuation methodologies, estimates of appraisals, financial statements, etc.) in addition to quoted market price, if available. We consider all known quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

Derivatives

We are exposed to market risk due to changes in interest rates related to certain of our long-term debt. We enter into interest rate swap agreements for risk management purposes, and not for speculative purposes, in order to maintain a mix of fixed and floating rate debt. We evaluate our interest rate swap agreements to determine if they qualify for hedge accounting at inception, and we continue to evaluate these agreements for the appropriateness of hedge accounting throughout the hedge period. Additionally, for interest rate swap agreements that qualify for hedge accounting they must maintain a specified level of effectiveness between the interest rate swap agreements and the underlying debt, both at inception and throughout the hedge period. Interest rate swap agreements can be recorded on the balance sheet at fair value as either assets or liabilities. We recognize the changes in fair value of the interest rate swap agreements as well as the changes in the fair value of the underlying debt in other income, net. See Note 2 and Note 12 for further information.

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

Goodwill and Other Intangible Assets

As a result of changes in authoritative guidance, we account for our business combinations using the acquisition accounting method in 2009, while we utilized the purchase accounting method in prior years. Both accounting methods require the fair value of each acquisition to be allocated to the underlying net assets based on their respective estimated fair values and the remainder allocated to goodwill and other intangible assets. The acquisition method requires the noncontrolling interests, if any, to be recorded at fair value and goodwill and other intangibles to be recorded as if we acquired the entire business, proportionately allocated between the controlling and noncontrolling owner. The purchase accounting method requires goodwill and other intangibles to be recorded based on our ownership interest in the business we acquired. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible assets as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.

We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 15 reporting units that were subject to the 2009 annual impairment testing. Our reporting unit structure has not changed from 2008 except for the movement of one reporting unit into another reporting unit due to an operational decision by management during 2009. In addition, Deutsch and Lowe & Partners (“Lowe”) were tested as separate reporting units during 2009 but will be combined into one reporting unit in 2010 as a result of their alignment. See Note 8 for further information.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

We review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to be generated by these assets. These assets are impaired when their carrying value exceeds their fair value. Impaired intangible assets with definite lives subject to amortization are written down to their fair value with a charge to expense in the period the impairment is identified. Intangible assets with definite lives are amortized on a straight-line basis with estimated useful lives generally between 7 and 15 years. Events or circumstances that might require impairment testing include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations.

The authoritative guidance for goodwill specifies a two-step process for goodwill impairment testing and measuring the magnitude of any impairment. The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value, including goodwill. The sum of the fair values of all of our reporting units is reconciled to our current market capitalization plus an estimated control premium. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired, and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the impairment test is failed and the magnitude of any goodwill impairment is determined under the second step, which is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.

The fair value of a reporting unit for 2009 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. Historically, we have used a combination of the income and market approach for our analysis. However, the fair value of a reporting unit for 2008 was estimated using only the income approach as we determined that the market approach was not appropriate due to the deterioration and extreme volatility of the credit markets in the latter part of 2008. For 2009, we determined that the market approach was appropriate to use and we primarily applied an equal weighting to the income and market approach for our analysis.

Foreign Currencies

The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, which is a component of stockholders’ equity. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in office and general expenses.

We monitor the currencies of countries in which we operate in order to determine if the country should be considered a highly inflationary environment. A currency is determined to be highly inflationary when there is cumulative inflation of approximately 100% or more over a three-year period. If this occurs the functional currency of that country would be changed to our reporting currency, the U.S. dollar, and foreign exchange gains or losses would be recognized on all monetary transactions, assets and liabilities denominated in currencies other than the U.S. dollar until the currency is no longer considered highly inflationary.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We evaluate our

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

tax positions using a “more likely than not” recognition threshold and then apply a measurement assessment to those positions that meet the recognition threshold. We have established tax reserves that we believe to be adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and adjust our reserves as additional information or events require.

Redeemable Noncontrolling Interests

Many of our acquisitions include provisions under which the noncontrolling equity owners can require us to purchase additional interests in a subsidiary at their discretion. Payments for these redeemable noncontrolling interests are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress. Each reporting period, redeemable noncontrolling interests will be reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value will also impact additional paid-in capital, but will not impact net income. Adjustments as a result of currency translation will affect the redeemable noncontrolling interest balance, but not additional paid-in capital.

Earnings Per Share

In periods when we generate income, we calculate basic earnings per share available to IPG common stockholders (“EPS”) using the two-class method, pursuant to authoritative guidance for earnings per share. The two-class method is required as our 4.50% Convertible Senior Notes due 2023 (the “4.50% Notes”) qualify as participating securities, having the right to receive dividends or dividend equivalents should dividends be declared on common stock. Under this method, earnings for the period (after deduction for contractual preferred stock dividends) are allocated on a pro-rata basis to the common stockholders and to the holders of participating securities based on their right to receive dividends. We do not use the two-class method in periods when we generate a loss as the holders of the 4.50% Notes do not participate in losses.

Diluted EPS reflect the potential dilution that would occur if certain potentially dilutive securities or debt obligations were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance of the potentially dilutive instrument, if later), and the incremental shares are included using the treasury stock or “if-converted” method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise and, as it relates to stock-based compensation, the amount of compensation cost attributed to future service not yet recognized and any tax benefits credited to additional paid-in-capital related to the exercise. These proceeds are then assumed to be used by us to purchase common stock at the average market price of our stock during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.

The two-class method could also be required for our redeemable noncontrolling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income available to IPG common stockholders (used to calculate earnings per share) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of these reductions to net income available to IPG common stockholders (used to calculate earnings per share) is limited to cumulative prior-period reductions.

Pension and Postretirement Benefits

We have pension and postretirement benefit plans covering certain domestic and international employees. We use various actuarial methods and assumptions in determining our net pension and postretirement benefit costs and obligations, including the discount rate used to determine the present value of future benefits, expected long-term rate of return on plan assets and healthcare cost trend rates. Authoritative guidance for retirement benefits requires, among other things, balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Stock-Based Compensation

Compensation costs related to share-based transactions, including employee stock options, are recognized in the Consolidated Financial Statements based on fair value. Stock-based compensation expense is generally recognized ratably over the requisite service period based on the estimated grant-date fair value, net of estimated forfeitures.

Subsequent Events

We have evaluated subsequent events through the filing of our Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) on February 26, 2010, and determined there have not been any events that occurred that would require adjustments to our Consolidated Financial Statements.

Note 2:    Debt and Credit Arrangements

Long-Term Debt

A summary of the carrying amounts and fair values of our long-term debt is as follows.

		December 31,
	Effective Interest Rate	2009		2008
		Book Value	Fair Value[2]	Book Value	Fair Value[2]
5.40% Senior Unsecured Notes due 2009	5.43%	$—	$—	$249.9	$230.0
Floating Rate Senior Unsecured Notes due 2010 (less unamortized discount of $2.0)	8.65%	211.7	210.5	245.1	225.0
7.25% Senior Unsecured Notes due 2011	7.25%[1]	36.3	36.2	501.8	315.0
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.5) [3]	6.29%[1]	351.5	332.5	350.2	185.5
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $11.7)	10.38%	588.3	666.0	—	—
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $7.2)	3.50%	207.2	213.3	209.5	137.4
4.50% Convertible Senior Notes due 2023	4.50%	—	—	8.7	5.7
4.25% Convertible Senior Notes due 2023 (plus unamortized premium of $31.9)	0.58%	431.9	416.4	446.3	288.0
Other notes payable and capitalized leases		26.3		29.4

Total long-term debt		1,853.2		2,040.9
Less: current portion [4]		215.2		254.0

Long-term debt, excluding current portion		$1,638.0		$1,786.9

[1]	Excludes the effect of related gains/losses on interest rate swaps.
[2]	Fair values are derived from trading quotes by institutions making a market in the securities and estimations of value by those institutions using proprietary models.
[3]	As of December 31, 2009 the book value includes an increase of $1.3, resulting from fair value adjustments to the hedged debt related to interest rate swap agreements we executed during 2009.
[4]

On November 15, 2010 our Floating Rate Senior Unsecured Notes due 2010 mature, therefore we included these Notes in short-term debt on our December 31, 2009 Consolidated Balance Sheet. On November 15, 2009 our 5.40% Senior Unsecured Notes were scheduled to mature, therefore we included these Notes in short-term debt on our December 31, 2008 Consolidated Balance Sheet.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Annual maturities are scheduled as follows based on the book value as of December 31, 2009.

2010	$215.2
2011	39.1
2012 [1]	2.2
2013 [2]	17.7
2014	351.6
Thereafter	1,227.4

Total long-term debt	$1,853.2

[1]	Holders of our 4.25% Convertible Senior Notes due 2023 may require us to repurchase their Notes for cash at par in March 2012.
[2]	Holders of our 4.75% Convertible Senior Notes due 2023 may require us to repurchase their Notes for cash, stock or a combination, at our election, at par in March 2013.

For those Notes that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the Notes, if applicable. A premium would result in a decrease in interest expense and a discount would result in an increase in interest expense in future periods. We also have recorded debt issuance costs related to certain financing transactions in other assets in our Consolidated Balance Sheets, which are also amortized through interest expense. As of December 31, 2009 and 2008, we had unamortized debt issuance costs of $30.3 and $32.8, respectively.

Debt Transactions

Senior Notes due 2017

On June 15, 2009 we issued $600.0 in aggregate principal amount of 10.00% Senior Unsecured Notes due 2017 (the “2017 Notes”) at 97.958% of par through a private placement. As a result, the 2017 Notes were reflected on our Consolidated Balance Sheet at their fair value at issuance, or $587.7. The discount of $12.3 is amortized through the maturity date, July 15, 2017, using the effective interest method. Interest is payable semi-annually in arrears on January 15th and July 15th of each year, commencing on January 15, 2010. Capitalized direct fees of $15.8 related to the issuance of the 2017 Notes are amortized in interest expense through the maturity date. Consistent with our other debt securities, the 2017 Notes include covenants that, among other things, limit our liens and the liens of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.

We used the proceeds of the 2017 Notes primarily to fund our tender offers, described below, to purchase outstanding 7.25% Senior Unsecured Notes due 2011 (the “2011 Notes”) and Floating Rate Senior Unsecured Notes due 2010 (the “2010 Notes”).

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

If we have a change of control event, each holder of the 2017 Notes will have the right to require us to repurchase all or any part of that holders’ notes for cash equal to 101.00% of the aggregate principal amount of the 2017 Notes repurchased plus accrued and unpaid interest to the date of repurchase.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

On October 26, 2009, we exchanged $600.0 principal amount of the 2017 Notes for an equal amount of new 2017 Notes with substantially identical terms as the original notes, except the new notes have no transfer restrictions under the federal securities laws. The completion of the exchange offer did not affect any of the financial terms of the outstanding 2017 Notes.

Tender Offers and Redemption

On June 8, 2009, we launched tender offers to purchase, for cash, (i) any and all of our $250.0 5.40% Senior Unsecured Notes due 2009 (the “2009 Notes”) and (ii) up to $500.0 in aggregate principal amount of our outstanding 2011 Notes and 2010 Notes with an early tender date of June 19, 2009 and an expiration date of July 6, 2009. We used the proceeds from the offering of the 2017 Notes first to purchase tendered 2011 Notes, and then to purchase on a pro-rated basis tendered 2010 Notes. We used cash on hand to purchase the tendered 2009 Notes. The tendered notes that were accepted for purchase received accrued and unpaid interest to, but not including, the settlement date. The purchase price for our tendered notes per $1,000 aggregate principal amount in whole dollars is listed below.

	Early Tender Price [1]	Tender Offer Price
2009 Notes	$1,010	$980
2011 Notes	1,040	1,010
2010 Notes	1,000	970

[1]

Includes an early tender premium of $30 per $1,000 principal amount of Notes paid only to holders that validly tendered such Notes during the early tender period that were accepted for purchase. Holders of Notes tendered after the early tender period but before the end of the tender period did not receive the early tender premium.

Following the tender offers, in September 2009, we redeemed all of our 2009 Notes that remained outstanding, which were scheduled to mature on November 15, 2009. Our cumulative purchases of the 2009 Notes, 2011 Notes and the 2010 Notes through the tender offers and the subsequent redemption are summarized below.

	Aggregate Principal Amount	Cash Payment [1]	Total Loss
Tender Offers
2009 Notes	$214.0	$217.3	$(3.0)
2011 Notes	463.7	494.2	(21.5)
2010 Notes	36.3	36.4	(0.9)

Redemption
2009 Notes	$36.0	$37.0	$(0.3)

[1]	Cash payment includes accrued and unpaid interest.

In accordance with authoritative guidance regarding the extinguishment of liabilities and debt modifications and extinguishments, the settlement of our tender offers and redemption were treated as a debt extinguishment because we were relieved of our debt obligation upon settlement. We compared the proportionate share of the net carrying amount, which includes the carrying amount due at maturity, adjusted for unamortized discounts, debt issuance costs and gains and losses on interest rate swaps, if applicable, to the reacquisition price. Charges as a result of our debt extinguishments are reflected in other income, net in the Consolidated Statements of Operations.

Interest Rate Swaps

In June 2008, we entered into an interest rate swap agreement related to $125.0 in notional amount of our 2011 Notes, which we subsequently terminated in September 2008. Over the remaining term of the 2011 Notes, we will receive a total of approximately $3.0 in cash, payable in equal semi-annual installments, and a gain of $2.4 that is being amortized as a reduction to interest expense, resulting in an annual effective interest rate of 7.1%.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

In the third quarter of 2009, we entered into a series of interest rate swap agreements related to our 6.25% Senior Unsecured Notes due 2014 (the “2014 Notes”) to effectively convert $250.0 notional amount of our $350.0 2014 Notes from fixed rate to floating rate debt. The interest rate swap agreements mature on November 15, 2014, coinciding with the maturity of the 2014 Notes. We pay a variable interest rate based upon the three-month U.S. LIBOR rate plus a fixed spread and receive a fixed interest rate of 6.25%. The variable interest rate is reset quarterly, and we make our interest payments on February 15th, May 15th, August 15th and November 15th. We receive fixed payments semi-annually on May 15th and November 15th. These interest rate swap agreements qualify for hedge accounting as a fair value hedge, and we evaluate the appropriateness of hedge accounting at inception and throughout the hedge period.

The following table presents the fair value of our interest rate swap agreements and related debt and the related gains/(losses) recognized in net income due to changes in fair value of our interest rate swap agreements and the underlying debt.

	Consolidated Balance Sheet
December 31, 2009	Caption	Fair value
Interest rate swap agreements	Other assets	$1.4
Hedged debt	Long-term debt	$1.3

	Consolidated Statement of Operations
Year Ended December 31, 2009	Caption	Gains/(losses) recognized in net income
Interest rate swap agreements	Other income, net	$1.4
Hedged debt	Other income, net	$(1.3)

In February 2010, we terminated all of the interest rate swaps related to the 2014 Notes and we received a total of $5.4 in cash. This gain will be amortized as a reduction to interest expense over the remaining term of the 2014 Notes, resulting in an annual effective interest rate of 5.9%.

Convertible Senior Notes

Repurchases

In March 2008, holders required us to repurchase approximately $191.0 of our 4.50% Notes, pursuant to the terms of the 4.50% Notes. We funded the repurchase from available cash. The 4.50% Notes were initially issued in March 2003 in an aggregate principal amount of $800.0. In November 2006, we exchanged $400.0 of 4.50% Notes for the same aggregate principal amount of our 4.25% Convertible Senior Notes due 2023 (the “4.25% Notes”), and in November 2007 we exchanged an additional $200.0 of 4.50% Notes for the same aggregate principal amount of our 4.75% Convertible Senior Notes due 2023 (the “4.75% Notes”).

In the fourth quarter of 2009, we retired the remaining outstanding $8.7 aggregate principal amount of the 4.50% Notes. Aggregate cash paid to retire the $8.7 aggregate principal amount of the 4.50% Notes, including accrued and unpaid interest, was $8.1. As a result, we recorded a debt extinguishment gain of $0.7 reflected in other income, net in the Consolidated Statement of Operations during the fourth quarter of 2009.

Conversion Features

Our 4.25%, 4.50% and 4.75% Notes (the “Convertible Notes”) are convertible into our common stock at a conversion price of $12.42 per share, subject to adjustment in specified circumstances including, for the 4.25% and 4.75% Notes, any payment of cash dividends on our common stock. The conversion rates of our Convertible Notes are also subject to adjustment for certain events arising from stock splits and combinations, stock dividends and certain other actions by us that modify our capital structure. The Convertible Notes provide for an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Our Convertible Notes are convertible at any time if the average price of our common stock for 20 trading days immediately preceding the conversion date is greater than or equal to a specified percentage of the conversion price; this percentage was equal to 117.0% in 2009 and declines 0.5% each year until it reaches 110% at maturity. Each series of our Convertible Notes is also convertible, regardless of the price of our common stock, if: (i) we call that series of Convertible Notes for redemption; (ii) we make specified distributions to shareholders; (iii) we become a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities); or (iv) the credit ratings assigned to that series of Convertible Notes by any two of Moody’s Investor Service, Standard and Poor’s and Fitch Ratings are lower than Ba2, BB and BB, respectively, or that series of Convertible Notes is no longer rated by at least two of these ratings services. Because of our current credit ratings, all of our Convertible Notes are currently convertible. As a result of certain conversion features our Convertible Notes contain embedded derivatives whose fair values as of December 31, 2009 are negligible. Our 4.25% and 4.75% Notes are also convertible, whether or not the above conditions are met, from February 15 to March 15, 2023. The 4.25% Notes and 4.75% Notes are not considered securities with participation rights in earnings available to IPG common stockholders as there are no features attached to these securities that allow holders to participate in our undistributed earnings.

Repurchase / Redemption Options

Holders of our Convertible Notes may require us to repurchase the Convertible Notes on certain dates for cash only, and on other dates for cash or our common stock or a combination of cash and common stock, at our election. Additionally, investors may require us to repurchase our Convertible Notes in the event of certain change of control events that occur prior to dates listed in the table below, for cash or our common stock or a combination of cash and common stock, at our election. At our option, we may redeem our Convertible Notes on or at any time after certain dates for cash. The redemption price in each of these instances will be 100% of the principal amount of the Convertible Notes being redeemed, plus accrued and unpaid interest, if any. The following table details when the repurchase and redemption options occur for our 4.25% and 4.75% Notes.

	4.25% Notes	4.75% Notes
Repurchase options
For cash	3/15/2012
For cash, common stock or combination	1) 3/15/2015	1) 3/15/2013
	2) 3/15/2018	2) 3/15/2018
Change of control events occurring prior to	3/15/2012	3/15/2013
Redemption options
For cash	3/15/2012	3/15/2013

Credit Arrangements

We have committed credit agreements and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2009 and 2008, there were no borrowings under our committed credit facilities. However, there were borrowings under the uncommitted facilities made by several of our international subsidiaries. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of December 31, 2009 and 2008 was approximately 2% and 3%, respectively. A summary of our credit facilities is listed below.

	December 31,
	2009				2008
	Total Facility	Amount Outstanding	Letters of Credit	Total Available	Total Facility	Amount Outstanding	Letters of Credit	Total Available
Committed
2006 Credit Agreement	$—	$—	$—	$—	$750.0	$—	$128.1	$621.9
2008 Credit Agreement	335.0	—	94.5	240.5	335.0	—	—	335.0

Uncommitted	$413.2	$93.4	$0.1	$319.7	$386.3	$78.8	$1.1	$306.4

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

On June 15, 2009, our $750.0 Three-Year Credit Agreement, dated as of June 13, 2006 (the “2006 Credit Agreement”) expired. As of the expiration date, there was no outstanding principal, and the outstanding letters of credit were replaced with letters of credit issued under our $335.0 Three-Year Credit Agreement, dated as of July 18, 2008 (the “2008 Credit Agreement”). In connection with entering into the 2006 Credit Agreement we issued 67.9 warrants with a stated exercise date of June 15, 2009. As a result, we recorded $63.4 of deferred warrant cost in other assets, with the offset recorded to additional paid-in capital within stockholders’ equity. This amount represented the fair value of the warrants at the transaction close date estimated using the Black-Scholes option-pricing model. The deferred warrant cost was amortized through the exercise date of the warrants as issuance costs on a straight-line basis as a non-cash element of interest expense, and we amortized $9.7 for 2009 and $21.1 for 2008 and 2007. The stated exercise price of the warrants was greater than the market price of one share of our common stock calculated over a 30-trading-day period between June 18, 2009 and July 29, 2009, so we did not have to make any cash payments or issue any common stock to settle the warrants. The warrants were not considered securities with participation rights in earnings available to IPG common stockholders due to the contingent nature of the exercise feature of these securities.

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

The 2008 Credit Agreement includes covenants that, among other things, (i) limit our liens and the liens of our consolidated subsidiaries, (ii) restrict our payments for cash capital expenditures, acquisitions, common stock dividends, share repurchases and certain other purposes, and (iii) limit subsidiary debt. The 2008 Credit Agreement also contains financial covenants.

On May 13, 2009, we entered into Amendment No. 1 to the 2008 Credit Agreement which modified the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to exclude any effects arising from any bankruptcy or other adverse event with respect to General Motors Corporation and/or any of its affiliates, limited to an aggregate amount of $150.0 of cash charges and an aggregate amount of $100.0 of non-cash charges. Under the definition in the 2008 Credit Agreement, EBITDA means operating income or loss plus depreciation expense, amortization expense, and other non-cash charges subject to restrictions in the credit agreement and applicable amendments.

On June 5, 2009, we entered into Amendment No. 2 to the 2008 Credit Agreement to modify terms of the financial covenants. As of the end of each fiscal quarter, Amendment No. 2 requires that we maintain (i) an interest coverage ratio (EBITDA to net interest expense plus cash dividends on convertible preferred stock) for the four quarters then ended of not less than 3.75 to 1, (ii) a leverage ratio (debt as of such date to EBITDA) for the four quarters then ended of not greater than 3.25 to 1, and (iii) minimum EBITDA for the four quarters then ended of not less than $550.0 through June 30, 2010 and not less than $600.0 thereafter. The terms used in these ratios, including EBITDA, are subject to specific definitions set forth in the 2008 Credit Agreement.

On January 22, 2010, we entered into Amendment No. 3 to the 2008 Credit Agreement to modify certain terms of the financial covenants. As of the end of each fiscal quarter, Amendment No. 3 requires that we maintain (i) a leverage ratio

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

(debt as of such date to EBITDA) for the four quarters then ended of not greater than 3.75 to 1 for December 31, 2009 and March 31, 2010, 3.50 to 1 for June 30, 2010 and 3.25 to 1 thereafter, and (ii) minimum EBITDA for the four quarters then ended of not less than $520.0 for December 31, 2009 and March 31, 2010, $550.0 for June 30, 2010 and $600.0 thereafter. The interest coverage ratio, as amended under Amendment No. 2, was not changed under Amendment No. 3. If we had not entered into Amendment No. 3 to the 2008 Credit Agreement, we would have breached our leverage ratio as of December 31, 2009. As of December 31, 2009, we were in compliance with all applicable covenants, as amended.

On December 18, 2009, an Interpublic subsidiary entered into a one-year letter of credit facility agreement to provide for the issuance of standby letters of credit denominated in Pounds Sterling. The face amount of letters of credit outstanding under this agreement is subject to an aggregate limit at any one time of £45.0 (equivalent as of December 31, 2009 to $72.0). We entered into this agreement in order to provide additional liquidity under the 2008 Credit Agreement by replacing a portion of the letters of credit previously issued under the 2008 Credit Agreement. As of December 31, 2009, there were not any letters of credit outstanding under the new letter of credit facility. In January 2010, we replaced the equivalent of $67.2 of the letters of credit outstanding under the 2008 Credit Agreement with letters of credit issued under the new facility. IPG has guaranteed any obligations of our subsidiary under this letter of credit facility.

Cash Poolings

We aggregate our net domestic cash position on a daily basis. Outside the U.S., we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several Interpublic agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements and as of December 31, 2009 and 2008 the amounts netted were $946.5 and $858.7, respectively.

Note 3:  Earnings Per Share

Earnings per basic common share available to IPG common stockholders equals net income available to IPG common stockholders divided by the weighted-average number of common shares outstanding for the applicable period. Diluted earnings per share available to IPG common stockholders equals net income available to IPG common stockholders adjusted to exclude, if dilutive, preferred stock dividends, allocation to participating securities and interest expense related to potentially dilutive securities calculated using the effective interest rate, divided by the weighted-average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued. The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2009	2008	2007
Net income available to IPG common stockholders – basic	$93.6	$265.2	$131.3
Add: Effect of dilutive securities
Interest on 4.25% Notes	1.4	1.4	1.4
Interest on 4.75% Notes	—	4.0	0.5

Net income available to IPG common stockholders – diluted	$95.0	$270.6	$133.2

Weighted-average number of common shares outstanding – basic	468.2	461.5	457.7
Add: Effect of dilutive securities
Restricted stock and stock options	7.7	8.5	7.7
4.25% Notes	32.2	32.2	32.2
4.75% Notes	—	16.1	2.0
ELF Warrants – Capped [1]	—	—	3.5

Weighted-average number of common shares outstanding – diluted	508.1	518.3	503.1

Earnings per share available to IPG common stockholders – basic	$0.20	$0.57	$0.29
Earnings per share available to IPG common stockholders – diluted	$0.19	$0.52	$0.26

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

[1]

In connection with the 2006 Credit Agreement, we issued 29.1 capped warrants (the “Capped Warrants”) and 38.8 uncapped warrants (the “Uncapped Warrants”). For the Capped Warrants, the exercise price was $9.89 per warrant, but the amount deliverable upon exercise was capped so a holder would not benefit from the appreciation of the common stock above $12.36 per share. For the Uncapped Warrants, the exercise price was $11.91 per warrant. See Note 2 for further information.

The following table presents the potential shares excluded from diluted earnings per share because the effect of including these potential shares would be antidilutive.

	Years ended December 31,
	2009	2008	2007
4.75% Notes	16.1	—	—
4.50% Notes	0.6	3.9	30.2
Series B Preferred Stock	38.4	38.4	38.4

Total	55.1	42.3	68.6

Securities excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price:
Stock options [1]	21.2	24.7	22.4
Warrants [2]	67.9	67.9	38.8

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

Note 4:  Supplementary Data

Valuation and Qualifying Accounts – Allowance for Uncollectible Accounts Receivable

	Years ended December 31,
	2009	2008	2007
Balance at beginning of period	$63.9	$61.8	$81.3
Charges (reversals) to costs and expenses	19.3	17.0	(3.6)
(Reversals) charges to other accounts [1]	(2.8)	7.4	3.9
Deductions:
Dispositions	(0.2)	(0.2)	(0.5)
Uncollectible accounts written off	(16.5)	(17.1)	(24.3)
Foreign currency translation adjustment	2.3	(5.0)	5.0

Balance at end of period	$66.0	$63.9	$61.8

1	Amounts primarily relate to allowance for doubtful accounts of acquired and newly consolidated companies.

Furniture, Equipment and Leasehold Improvements, net

	December 31,
	2009	2008
Furniture and equipment	$886.2	$915.7
Leasehold improvements	604.6	590.9
Land and buildings	118.4	110.7

	1,609.2	1,617.3
Less: accumulated depreciation	(1,119.1)	(1,055.8)

Total furniture, equipment and leasehold improvements, net	$490.1	$561.5

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

The total depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $150.6, $158.9 and $168.7, respectively.

Accrued Liabilities

	December 31,
	2009	2008
Media and production expenses	$1,936.1	$1,708.3
Salaries, benefits and related expenses	405.7	466.5
Office and related expenses	59.5	69.6
Professional fees	20.4	24.7
Interest	46.6	30.6
Acquisition obligations	16.6	53.9
Other	108.2	168.0

Total accrued liabilities	$2,593.1	$2,521.6

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

	December 31,
	2009	2008
Vendor discounts and credits	$106.4	$126.0
Internal investigations (includes asset reserves)	0.5	2.2
International compensation arrangements	2.3	5.8

Total 2004 Restatement liabilities	$109.2	$134.0

Other Income, net

Results of operations include certain items which are either discrete or are not directly associated with our revenue producing operations.

	Years ended December 31,
	2009	2008	2007
Net loss on early extinguishment of debt	$(25.1)	$—	$(12.5)
Gains (losses) on sales of businesses and investments	10.2	(3.1)	(9.4)
Vendor discounts and credit adjustments	24.4	20.7	24.3
Litigation settlement	—	(12.0)	2.8
Investment impairments	(2.7)	(2.9)	(6.2)
Other income, net	4.9	0.4	9.5

Total other income, net	$11.7	$3.1	$8.5

Net Loss on Early Extinguishment of Debt – During 2009, we recorded a net charge of $25.1 related to the settlement of our tender offers for the 2009 Notes, the 2011 Notes and the 2010 Notes, the redemption of all of our outstanding 2009 Notes and the retirement of our 4.50% Notes. During 2007, we recognized non-cash charges related to the extinguishment of $200.0 of our 4.50% Notes. See Note 2 for further information.

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

Sales of Businesses and Investments – Primarily includes realized gains and losses relating to the sales of businesses, cumulative translation adjustment balances from the liquidation of entities and sales of marketable securities and investments in publicly traded and privately held companies in our Rabbi Trusts. During 2009, we realized a gain of $15.2 related to the sale of an investment in our Rabbi Trusts, which was partially offset by losses realized from the sale of various businesses. Losses in 2007 primarily related to the sale of several businesses within Draftfcb for a loss of $9.3 and charges at Lowe of $7.8 as a result of the realization of cumulative translation adjustment balances from the liquidation of several businesses.

Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established during the restatement we presented in our 2004 Annual Report on Form 10-K. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.

Litigation Settlement – During May 2008, the SEC concluded its investigation that began in 2002 into our financial reporting practices, resulting in a settlement charge of $12.0.

Investment Impairments – In 2007 we realized an other-than-temporary charge of $5.8 relating to a $12.5 investment in auction rate securities, representing our total investment in auction rate securities. See Note 12 for further information.

Note 5:    Intangible Assets

Goodwill

Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill for our segments, Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”), for the years ended December 31, 2009 and 2008 are listed below.

	IAN	CMG	Total [1]
Balance as of December 31, 2007	$2,789.7	$441.9	$3,231.6
Current year acquisitions	99.5	1.8	101.3
Contingent and deferred payments for prior acquisitions	28.9	1.1	30.0
Other (primarily foreign currency translation)	(128.1)	(13.9)	(142.0)

Balance as of December 31, 2008	$2,790.0	$430.9	$3,220.9

Current year acquisitions [2]	5.2	—	5.2
Contingent and deferred payments for prior acquisitions	14.2	—	14.2
Other (primarily foreign currency translation)	76.2	4.5	80.7

Balance as of December 31, 2009	$2,885.6	$435.4	$3,321.0

[1]	For all periods presented we have not recorded a goodwill impairment charge.
[2]	For acquisitions completed after January 1, 2009, amount includes contingent and deferred payments, which are recorded at fair value on the acquisition date. See Note 6 for further information.

See Note 1 for further information regarding our annual impairment methodology.

Other Intangible Assets

Included in other intangible assets are assets with indefinite lives not subject to amortization and assets with definite lives subject to amortization. Other intangible assets primarily include customer lists and trade names. Intangible assets with definitive lives subject to amortization are amortized on a straight-line basis with estimated useful lives generally between 7 and 15 years. Amortization expense for other intangible assets for the years ended December 31, 2009, 2008 and 2007 was $19.3, $14.4 and $8.5, respectively. The following table provides a summary of other intangible assets, which are included in other assets on our Consolidated Balance Sheets.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

	December 31,
	2009			2008
	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Customer list	$131.0	$(56.4)	$74.6	$122.5	$(41.0)	$81.5
Trade names	39.2	(7.4)	31.8	33.2	(5.9)	27.3
Other	16.8	(6.4)	10.4	16.5	(3.2)	13.3

Total	$187.0	$(70.2)	$116.8	$172.2	$(50.1)	$122.1

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2009 is listed below.

Fiscal Year	Amount
2010	$22.0
2011	20.4
2012	19.7
2013	16.4
2014	10.3

Note 6:    Acquisitions

We continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings and to expand our presence in high-growth markets. The majority of our acquisitions include an initial payment at the time of closing and provide for additional contingent purchase price payments over a specified time in order to reduce the potential risk associated with negative future performance of the acquired entity. In addition, we have entered into agreements that may require us to purchase additional equity interests in certain consolidated and unconsolidated subsidiaries. The amounts relating to these transactions are based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors. For acquisitions completed prior to January 1, 2009 contingent acquisition obligations were not recorded on our Consolidated Balance Sheets until the obligation was satisfied and consideration was determinable and distributable. At that point, we recorded the fair value of this consideration as an additional cost of the acquired entity. Certain acquisitions contained deferred payments that were fixed and determinable on the acquisition date. In such cases, we recognized this consideration as an additional cost of the acquired entity on the acquisition date and recorded a liability for the future payment.

As a result of revisions made to authoritative guidance for classification and measurement of redeemable securities, we have reflected contingent acquisition obligations where the noncontrolling equity owner can require us to purchase additional interests in a subsidiary at their discretion, referred to as redeemable noncontrolling interests, related to acquisitions completed prior to January 1, 2009 as “mezzanine equity” in our Consolidated Balance Sheets. For acquisitions that were completed on or after January 1, 2009 we record deferred payment and redeemable noncontrolling interest amounts on our Consolidated Balance Sheets based on their acquisition date fair value. Deferred payments are adjusted quarterly based on their estimated fair value with any changes impacting net income. Redeemable noncontrolling interests are adjusted quarterly with any changes impacting additional paid-in capital. See Note 15 for further information on contingent acquisition obligations.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

The following table presents changes in redeemable noncontrolling interests.

	Years ended December 31,
	2009	2008	2007
Balance at beginning of period	$288.4	$101.2	$58.5
Noncontrolling interest balance related to redeemable noncontrolling interests	2.5	11.7	(1.0)
Changes in redemption value of redeemable noncontrolling interests:
Redeemable noncontrolling interests related to current year transactions	0.5	203.2	32.3
Redemptions	(5.3)	(17.1)	(9.3)
Redemption value adjustments [1]	(8.3)	(10.6)	20.7

Balance at end of period	$277.8	$288.4	$101.2

[1]

Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustment to the redemption value impacts additional paid-in capital, except adjustments as a result of currency translation.

During 2009, we completed four acquisitions, all of which are included in the IAN operating segment.

During 2008, we completed ten acquisitions, of which nine are included in the IAN operating segment and one is included in the CMG operating segment. The most significant were: a) the remaining interests in an entertainment-marketing agency in North America in which we previously held a 40% interest, b) a digital advertising and communications agency in the United Kingdom, c) a marketing services agency in France, d) a 51% interest in a digital marketing agency in North America, and e) an additional 31.1% interest in a full-service advertising agency in the Middle East which increases our total interest in that agency to 51%.

During 2007, we made eight acquisitions, all of which are included in the IAN operating segment. The most significant were: a) a full-service advertising agency in Latin America, b) Reprise Media, a full-service search engine marketing firm in North America, c) the remaining interests in two full-service advertising agencies in India in which we previously held 49% and 51% interests, d) a professional healthcare services business in the United Kingdom, and e) a branded entertainment business in the United States.

For companies acquired, we make estimates of the fair values of the assets and liabilities for consolidation. The purchase price in excess of the estimated fair value of the tangible net assets acquired was allocated to identifiable intangible assets and goodwill. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible assets, as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price of these acquisitions is allocated to identifiable intangible assets, primarily customer lists, trade names and goodwill.

Pro forma information related to our 2009, 2008 and 2007 acquisitions are not presented because the impact of these acquisitions, either individually or in the aggregate, on the Company’s consolidated results of operations is not significant.

For all of our acquisitions, if deferred payments and purchases of additional interests after the effective date of purchase are contingent upon the future employment of the former owners, then we recognize these payments as compensation expense. Compensation expense is determined based on the terms and conditions of the respective acquisition agreements and employment terms of the former owners of the acquired businesses. This future expense will not be allocated to the assets and liabilities acquired and is amortized over the required employment terms of the former owners.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We made stock payments related to acquisitions initiated in prior years of $1.0 and $0.3 during 2008 and 2007, respectively. We did not make any stock payments related to acquisitions in 2009. Details of cash paid for current and prior years’ acquisitions is listed below.

	Years ended December 31,
	2009		2008	2007 [2]
Cash paid for current year acquisitions:
Cost of investment	$6.2		$104.2	$139.7
Compensation expense	—		3.0	0.7
Cash paid for prior year acquisitions:
Cost of investment	72.2		23.9	16.1
Compensation expense	—		—	1.4
Less: cash acquired	(0.1)		(22.1)	(4.4)

Total cash paid for acquisitions	$78.3	[1]	$109.0	$153.5

[1]

Includes payments of $5.9 relating to transactions with consolidated subsidiaries where we have increased our ownership interests, which are classified within the financing section of the Consolidated Statements of Cash Flows, rather than the investing section.

[2]	In addition, we acquired $8.1 of marketable securities held by one of our acquisitions.

Note 7:  Income Taxes

The components of income before income taxes, equity earnings and the impact of noncontrolling interests are listed below.

	Years ended December 31,
	2009	2008	2007
Domestic	$141.9	$241.3	$112.6
Foreign	90.5	230.2	123.1

Total	$232.4	$471.5	$235.7

The provision for income taxes is listed below.

	Years ended December 31,
	2009	2008	2007
Federal income taxes (including foreign withholding taxes):
Current	$(48.4)	$19.7	$13.8
Deferred	38.7	78.8	(42.0)

	(9.7)	98.5	(28.2)

State and local income taxes:
Current	(6.1)	17.8	15.1
Deferred	40.1	13.1	11.3

	34.0	30.9	26.4

Foreign income taxes:
Current	55.4	67.2	52.4
Deferred	10.4	(40.0)	8.3

	65.8	27.2	60.7

Total	$90.1	$156.6	$58.9

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

A reconciliation of the effective income tax rate before equity earnings and the impact of noncontrolling interests as reflected in the Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Federal income tax provision at statutory rate	$81.3	$165.0	$82.5
State and local income taxes, net of federal income tax benefit	22.1	20.1	17.2
Impact of foreign operations, including withholding taxes	26.9	(0.9)	44.3
Change in net valuation allowance [1]	12.4	(48.0)	(22.3)
(Decreases) increases in unrecognized tax benefits, net	(57.9)	11.8	(73.6)
Restricted stock	16.4	4.0	6.7
Capital losses	(1.4)	(1.5)	(5.5)
Other	(9.7)	6.1	9.6

Provision for income taxes	$90.1	$156.6	$58.9

Effective tax rate on operations	38.8%	33.2%	25.0%

[1]	Reflects changes in valuation allowance that impacted the effective tax rate for each year presented.

In 2009, our effective tax rate was positively impacted by the recognition of previously unrecognized tax benefits, net which includes the recognition of tax benefits on partially worthless securities of $10.7. Our effective tax rate was negatively impacted by losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances, the establishment of valuation allowances in the Asia Pacific region and the write-off of deferred tax assets related to restricted stock.

The components of deferred tax assets are listed below.

	December 31,
	2009	2008
Postretirement/post-employment benefits	$31.7	$35.1
Deferred compensation	164.8	189.5
Pension costs	37.8	35.3
Basis differences in fixed assets	71.6	57.6
Rent	16.3	17.1
Interest	43.4	66.7
Accruals and reserves	51.2	74.1
Allowance for doubtful accounts	9.7	10.5
Basis differences in intangible assets	(241.1)	(204.9)
Investments in equity securities	5.8	15.5
Tax loss/tax credit carry forwards	605.5	532.1
Restructuring and other reorganization-related costs	5.4	5.9
Other	54.9	51.5

Total deferred tax assets, net	857.0	886.0
Valuation allowance	(425.5)	(379.5)

Net deferred tax assets	$431.5	$506.5

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

We evaluate the realizability of our deferred tax assets on a quarterly basis. A valuation allowance is to be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent significant negative evidence, and as a result, we determined that certain of our deferred tax assets required the establishment of a valuation allowance. The realization of our deferred tax assets is primarily dependent on future earnings. The amount of the deferred tax assets considered realizable could be reduced in the near future if estimates of future taxable income are lower than anticipated. The deferred tax assets for which an allowance was recognized relate primarily to tax credit carryforwards, foreign tax loss carryforwards and U.S. capital loss carryforwards. The change in the valuation allowance is listed below.

	Years ended December 31,
	2009	2008	2007
Balance at beginning of period	$379.5	$481.6	$504.0
Charged (reversed) to costs and expenses	24.7	(68.1)	(49.0)
Charged (reversed) to gross tax assets and other accounts	21.3	(34.0)	26.6

Balance at end of period	$425.5	$379.5	$481.6

In 2009, amounts charged to costs and expenses primarily relate to the establishment of valuation allowances in the Asia Pacific region, where we believe that it is no longer “more likely than not” that the corresponding tax losses will be utilized, based on significant negative evidence in the form of the deterioration of business operations and a short carryforward period in which tax losses must be utilized.

In 2008, amounts reversed to costs and expenses primarily relate to the reversal of valuation allowances in the United Kingdom, Spain and Germany where we believe that it is “more likely than not” that the corresponding tax losses will be utilized, based on sufficient positive evidence in the form of sustained profitability and projected taxable income. We believe we have appropriately considered the current economic climate in relying on the level of projected taxable income. Amounts reversed to gross tax assets and other accounts relate primarily to the effect of foreign currency translation.

In 2007, amounts reversed to costs and expenses primarily relate to a reversal from the write-down of deferred tax assets in certain jurisdictions with existing valuation allowances due to tax law changes. The remainder relates to reversals of valuation allowances in various countries where we believe that it is now “more likely than not” that tax loss carryforwards will be utilized. Amounts charged to gross tax assets and other accounts relate primarily to the effect of foreign currency translation.

As of December 31, 2009, there are $61.6 of tax credit carryforwards that expire in periods beginning in 2010 and ending in 2013. There are also $1,648.2 of loss carryforwards, of which $519.5 are U.S. capital and tax loss carryforwards that expire in the years 2010 through 2029. The remaining $1,128.7 are non-U.S. tax loss carryforwards of which $810.7 have unlimited carryforward periods and $318.0 have expiration periods from 2010 through 2029.

As of December 31, 2009 and December 31, 2008, we had $1,599.9 and $1,561.0, respectively, of undistributed earnings attributable to foreign subsidiaries. It is our intention to permanently reinvest undistributed earnings of our foreign subsidiaries. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are permanently reinvested outside the U.S. It is not practicable to determine the amount of unrecognized deferred tax liability associated with these temporary differences.

Notes to Consolidated Financial Statements—(Continued)

(Amounts in Millions, Except Per Share Amounts)

The table below summarizes the activity related to our unrecognized tax benefits.

	December 31,
	2009	2008	2007
Balance at beginning of period	$148.8	$134.8	$266.9
Increases as a result of tax positions taken during a prior year	7.8	22.8	7.9
Decreases as a result of tax positions taken during a prior year	(50.9)	(21.3)	(156.3)
Settlements with taxing authorities	—	(4.5)	(1.0)
Lapse of statutes of limitation	(5.0)	(1.7)	(2.4)
Increases as a result of tax positions taken during the current year	33.7	18.7	19.7

Balance at end of period	$134.4	$148.8	$134.8

Included in the total amount of unrecognized tax benefits of $134.4 as of December 31, 2009, is $112.2 of tax benefits that, if recognized, would impact the effective tax rate and $22.2 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. The total amount of accrued interest and penalties as of December 31, 2009 and 2008 is $16.9 and $33.5, respectively, of which ($16.4) and $0.7 is included in the 2009 and 2008 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in the Consolidated Statements of Operations.

In August 2009, we finalized our proceeding with the IRS appeals division for the 2003-2004 audit cycle and our IRS examination for the 2005-2006 audit cycle. As a result, we recognized previously unrecognized tax benefits and related interest (net of federal benefit) of $26.7. The $26.7 includes a decrease of $23.3 in gross unrecognized tax benefits resulting from tax positions taken in prior periods and a decrease of $5.4 in gross interest on unrecognized tax benefits.

In May 2009, we finalized our proceeding with the IRS appeals division for the 1997-2002 IRS audit cycle. As a result, we recognized previously unrecognized tax benefits and related interest (net of federal benefit) of $23.4 and received a cash refund of $27.5 in July 2009.

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

With respect to all tax years open to examination by U.S. federal and various state, local, and non-U.S. tax authorities, we currently anticipate that the total unrecognized tax benefits will decrease by an amount between $50.0 and $60.0 in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitation. This net decrease is related to various items of income and expense, including transfer pricing adjustments and adjustments in various state and local jurisdictions.

We are effectively settled with respect to U.S. income tax audits for years prior to 2007. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 1999, or non-U.S. income tax audits for years prior to 2000.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Note 8:  Restructuring and Other Reorganization-Related Charges

The components of restructuring and other reorganization-related charges are listed below.

	Years ended December 31,
	2009	2008	2007
Restructuring (reversals) charges:
Lease termination and other exit costs	$(0.1)	$5.2	$(0.4)
Severance and termination costs	(0.3)	0.6	13.8

	(0.4)	5.8	13.4
Other reorganization-related charges	5.0	11.3	12.5

Total	$4.6	$17.1	$25.9

Restructuring (Reversals) Charges

Restructuring (reversals) charges relate to the 2003 and 2001 restructuring programs and a restructuring program entered into at Lowe during the third quarter of 2007. Included in these net (reversals) charges are adjustments primarily resulting from changes in management’s estimates relating to sublease rental income assumptions and prior severance and termination related actions. Additionally, in 2008 and 2007 net charges included adjustments resulting from severance and termination costs and accelerated leasehold amortization for the 2007 program at Lowe.

The 2007 program was initiated to realign resources with our strategic business objectives within Lowe as a result of changes in the business environment. The 2003 program was initiated in response to softness in demand for advertising and marketing services. The 2001 program was initiated following the acquisition of True North Communications Inc. and was designed to integrate the acquisition and improve productivity. Since their inception, total net charges for the 2007, 2003 and 2001 programs were $23.1, $221.6 and $640.8, respectively. Substantially all activities under the 2007, 2003 and 2001 programs have been completed.

Net restructuring reversals for the year ended December 31, 2009 were comprised of net reversals of $1.0 at IAN, partially offset by net charges of $0.6 at CMG. Net restructuring charges for the year ended December 31, 2008 were comprised of net charges of $4.2 at IAN and $1.6 at CMG. Net restructuring charges for the year ended December 31, 2007 were comprised of net charges of $14.5 at IAN, partially offset by net reversals of $1.1 at CMG.

A summary of the remaining liability for the 2007, 2003 and 2001 restructuring programs is listed below.

	2007 Program	2003 Program	2001 Program	Total
Liability at December 31, 2007	$11.9	$9.0	$8.7	$29.6
Net charges and adjustments	4.3	0.8	0.7	5.8
Payments and other [1]	(15.0)	(4.1)	(3.5)	(22.6)

Liability at December 31, 2008	$1.2	$5.7	$5.9	$12.8

Net (reversals) charges and adjustments	(0.3)	(0.6)	0.5	(0.4)
Payments and other [1]	(0.9)	(1.8)	(0.9)	(3.6)

Liability at December 31, 2009	$—	$3.3	$5.5	$8.8

[1]	Includes amounts representing adjustments to the liability for changes in foreign currency exchange rates.

Other Reorganization-Related Charges

Other reorganization-related charges primarily relate to the alignment of Deutsch and Lowe in 2009 and the realignment of our media businesses into a management entity called Mediabrands in 2008. Charges relate to severance and terminations

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

costs and lease termination and other exit costs for these activities. On October 15, 2009, we announced the alignment of Deutsch and Lowe in order to build on the complementary strengths of the two agencies to create a more powerful offering and accelerate our growth. We anticipate that Lowe will be strengthened by adding a dynamic U.S. agency to its strong global network, and that Deutsch will benefit from the multinational reach of Lowe. Deutsch will now be referred to as Deutsch, Inc., a Lowe & Partners Company. The combined entity will remain in the IAN segment. We expect to incur additional charges of approximately $1.5 associated with the Deutsch and Lowe alignment in 2010 as we finish implementing our plans. The actions associated with Mediabrands are complete. The charges were separated from the rest of our operating expenses within the Consolidated Statements of Operations because they did not result from charges that occurred in the normal course of business.

Note 9:  Convertible Preferred Stock

Each share of our 5.25% Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) has a liquidation preference of $1,000 per share and is convertible at the option of the holder at any time into 73.1904 shares of our common stock, subject to adjustment upon the occurrence of certain events, which represents a conversion price of $13.66. On or after October 15, 2010, each share of the Series B Preferred Stock may be converted at our option if the closing price of our common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference of $1,000 per share for 20 trading days during any consecutive 30 trading day period. Holders of the Series B Preferred Stock will be entitled to an adjustment to the conversion rate if they convert their shares in connection with a fundamental change satisfying certain specified conditions. The Series B Preferred Stock is junior to all of our existing and future debt obligations and senior to our common stock, with respect to payments of dividends and rights upon liquidation, winding up or dissolution, to the extent of the liquidation preference of $1,000 per share.

The terms of our Series B Preferred Stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on the Series B Preferred Stock have been or contemporaneously are declared and paid, or provision for the payment thereof has been made. We paid dividends of $27.6, or $52.50 per share, on our Series B Preferred Stock during 2009, 2008 and 2007. Regular quarterly dividends, if declared, are $6.9, or $13.125 per share. Dividends on each share of Series B Preferred Stock are payable quarterly in cash or, if certain conditions are met, in common stock, at our option, on January 15, April 15, July 15 and October 15 of each year. Dividends on our Series B Preferred Stock are cumulative from the date of issuance and are payable on each payment date to the extent that we have assets that are legally available to pay dividends and our Board of Directors or an authorized committee of our Board declares a dividend payable.

The terms of the Series B Preferred Stock include an embedded derivative instrument, the fair value of which as of December 31, 2009 and 2008 was negligible. The Series B Preferred Stock is not considered a security with participation rights in earnings available to IPG common stockholders due to the contingent nature of the conversion feature of these securities.

Note 10:  Accumulated Other Comprehensive Loss, net of tax

Accumulated other comprehensive loss, net of tax, is reflected in the Consolidated Balance Sheets as listed below. All items are listed net of tax.

	Years ended December 31,
	2009	2008
Foreign currency translation adjustment	$(85.3)	$(214.2)
Unrealized holding losses on securities	(0.4)	(0.5)
Unrecognized losses, transition obligation and prior service cost	(90.9)	(103.8)

Accumulated other comprehensive loss, net of tax	$(176.6)	$(318.5)

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Note 11:  Incentive Compensation Plans

2009 Performance Incentive Plan

We issue stock and cash based incentive awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders. In May 2009, our shareholders approved the 2009 Performance Incentive Plan (the “2009 PIP”) which replaced the 2006 Performance Incentive Plan (the “2006 PIP”) and previous incentive plans. The number of shares of common stock initially available for granting new stock options and stock appreciation rights under the 2009 PIP was 8.1. The number of shares of common stock initially available for performance-based awards and other stock-based awards under the 2009 PIP was 26.5. Subject to the terms of the 2009 PIP, there are limits on the number of shares that may be awarded to any one participant for each type of award. The vesting period of awards granted is generally commensurate with the requisite service period. We generally issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards.

Additionally, under the amended 2006 PIP and the 2009 PIP, we are able to grant performance cash awards. The performance cash awards are granted to certain employees who otherwise would have been eligible to receive performance-based stock awards. These awards have a service period vesting condition and a performance vesting condition. The amount of the performance cash award received by an employee with a performance vesting condition can range from 0% to 200% of the target amount of the original grant value. Performance cash awards generally vest in three years. A committee of the Board of Directors may grant performance cash awards to any eligible employee; however, no employee can receive more than $6.0 during a performance period.

2009 Restricted Cash Plan

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

The amount of stock-based compensation expense included in salaries and related expenses is listed below.

	Years ended December 31,
	2009	2008	2007
Stock-based compensation expense	$62.3	$82.7	$85.9
Tax benefit	21.5	32.0	33.1

Stock Options

Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date. They are generally exercisable between two and four years from the grant date and expire ten years from the grant date (or earlier in the case of certain terminations of employment).

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

The following tables are a summary of stock option activity during 2009.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2009	24.8	$19.40
Granted	3.8	4.15
Exercised	—	—
Cancelled/expired	(3.2)	26.15
Forfeited	(0.4)	8.94

Stock options outstanding as of December 31, 2009	25.0	16.39	5.1	$12.0
Stock options vested and expected to vest as of December 31, 2009	23.4	16.96	4.8	$9.8
Stock options exercisable as of December 31, 2009	16.5	20.91	3.3	$—

	Options	Weighted- Average Grant Date Fair Value (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Non-vested as of January 1, 2009	7.5	$4.47
Granted	3.8	2.69
Vested	(2.4)	4.78
Forfeited	(0.4)	4.06

Non-vested as of December 31, 2009	8.5	3.60	8.0	$12.0

There were no stock options exercised in 2009 and 2008, and there were 0.3 stock options exercised during 2007. The total intrinsic value of stock options exercised during 2007 was $0.9. Accordingly, the related excess tax benefit classified as an inflow on the Consolidated Statements of Cash Flows was $0.3 in 2007. The cash received from the stock options exercised in 2007 was $3.0. As of December 31, 2009 there was $17.5 of total unrecognized compensation expense related to non-vested stock options granted, which is expected to be recognized over a weighted-average period of 2.3 years.

We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and our results of operations could be materially impacted. The weighted-average grant-date fair value per option during the years ended December 31, 2009, 2008 and 2007 was $2.69, $4.07, and $4.89, respectively.

The fair value of each option grant has been estimated with the following weighted-average assumptions.

	Years ended December 31,
	2009	2008	2007
Expected volatility [1]	68.3%	36.6%	34.6%
Expected term (years) [2]	6.8	6.1	6.0
Risk free interest rate [3]	2.5%	3.5%	4.8%
Expected dividend yield [4]	0.0%	0.0%	0.0%

[1]

The expected volatility for the years ended December 31, 2009, 2008 and 2007 used to estimate the fair value of stock options awarded is based on a blend of: (i) historical volatility of our common stock for periods equal to the expected term of our stock options and (ii) implied volatility of tradable forward put and call options to purchase and sell shares of our common stock.

[2]

The estimate of our expected term for the years ended December 31, 2009, 2008 and 2007 is based on the average of (i) an assumption that all outstanding options are exercised upon achieving their full vesting date and (ii) an assumption that all outstanding options will be exercised at the midpoint between the current date (i.e., the date awards have ratably vested through) and their full contractual term. In determining the estimate, we considered several factors, including the historical option exercise behavior of our employees and the terms and vesting periods of the options.

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

Stock-Based Compensation

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

Stock-based compensation awards expected to be settled in cash have been classified as liabilities in the Consolidated Balance Sheets as of December 31, 2009 and 2008.

	Years ended December 31,
	2009	2008	2007
Stock-Settled Awards:
Awards granted	7.8	6.4	5.0
Weighted-average grant-date fair value (per award)	$4.21	$9.46	$11.68
Total fair value of vested awards distributed	$23.8	$31.1	$41.5
Cash-Settled Awards:
Awards granted	1.4	1.3	0.9
Weighted-average grant-date fair value (per award)	$4.43	$9.27	$11.44
Total fair value of vested awards distributed	$7.5	$9.2	$6.7
Performance-Based Awards:
Awards granted	1.7	3.7	2.9
Weighted-average grant-date fair value (per award)	$6.25	$9.49	$11.69
Total fair value of vested awards distributed	$29.4	$15.8	$1.4

A summary of the activity of our non-vested stock-settled awards, cash-settled awards, and performance-based awards during 2009 is presented below (performance-based awards are shown at 100% of the shares originally granted).

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2009	14.6	$9.92	3.6	$9.59	13.9	$10.08
Granted	7.8	4.21	1.4	4.43	1.7	6.25
Vested	(4.2)	8.93	(1.3)	8.77	(6.1)	9.53
Forfeited	(1.3)	9.71	(0.5)	9.62	(2.7)	10.13

Non-vested as of December 31, 2009	16.9	7.55	3.2	7.62	6.8	9.62
Total unrecognized compensation expense remaining	$50.2		$12.6		$10.4
Weighted-average years expected to be recognized over	1.6		1.6		1.6

In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in the first quarter of 2009, which resulted in an increase to our estimated forfeiture rate, as our review of our actual forfeitures indicated a higher level of forfeitures than previously assumed.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Cash Awards

During the year ended December 31, 2009 the Compensation Committee granted awards under the Cash Plan with a total value of $28.4, and we recognized $4.5 in salaries and related expenses in our Consolidated Statement of Operations.

During the year ended December 31, 2009, the Compensation Committee granted new performance cash awards under the 2006 PIP and the 2009 PIP with a total target value of $31.7, and we recognized $3.9 in salaries and related expenses in our Consolidated Statement of Operations.

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

Employee Stock Purchase Plans

The Interpublic Group of Companies Employee Stock Purchase Plan (2006) (the “2006 Plan”) became active April 1, 2007. Under the 2006 Plan, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period. The price an employee pays for a share of common stock under the 2006 Plan is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 15.0 shares are reserved for issuance under the 2006 Plan, of which 1.3 shares were issued since 2007. Total compensation expense associated with the issued shares was $0.7, $0.8 and $0.6 for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 12:  Fair Value Measurements

Authoritative guidance for fair value measurements establishes a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We primarily apply the market approach for recurring fair value measurements. There are three levels of inputs that may be used to measure fair value:

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

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,678.2	$—	$—	$1,678.2
Short-term marketable securities	10.9	—	—	10.9
Long-term investments	1.3	13.8	—	15.1
Interest rate swap agreements [1]	—	1.4	—	1.4
Foreign currency derivatives [2]	—	—	0.6	0.6

Total	$1,690.4	$15.2	$0.6	$1,706.2

As a percentage of total assets	13.8%	0.1%	—	13.9%
Liabilities
Mandatorily redeemable noncontrolling interests [3]	$—	$—	$47.8	$47.8

	December 31, 2008
	Level 1	Level 3	Total
Assets
Cash equivalents	$1,013.7	$—	$1,013.7
Short-term marketable securities	167.7	—	167.7
Long-term investments [4]	15.0	6.7	21.7
Foreign currency derivatives [2]	—	0.8	0.8

Total	$1,196.4	$7.5	$1,203.9

As a percentage of total assets	9.9%	0.1%	9.9%
Liabilities
Mandatorily redeemable noncontrolling interests [3]	$—	$21.6	$21.6

[1]

Our interest rate swap agreements are fair value hedges whose fair value is derived from the present value of future cash flows using valuation models that are based on readily observable market data such as interest rates and yield curves.

[2]	Fair value is derived from changes in market value of obligations denominated in foreign currency based on an internal valuation model.
[3]

Relates to obligations to purchase noncontrolling equity shares of consolidated subsidiaries, valued pursuant to authoritative guidance on mandatorily redeemable financial instruments. Fair value measurement of the obligation was based upon the amount payable as if the forward contracts were settled as of year-end.

[4]

During the fourth quarter of 2009, we sold our entire position in asset-backed auction rate securities. These Level 3 assets had a par value of $12.5. Auctions had failed due to insufficient bids from buyers, which required us to adjust the securities to a book value of $6.7 during the fourth quarter of 2007.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

	Assets		Liabilities
	Long-term investments	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests
Balance as of January 1, 2008	$6.7	$3.1	$18.8
Realized losses included in net income	—	(2.3)	(2.8)

Balance as of December 31, 2008	$6.7	$0.8	$21.6

Level 3 additions / (reductions)	(6.3)	—	22.5
Realized losses included in net income	(0.4)	(0.2)	(3.7)

Balance as of December 31, 2009	$—	$0.6	$47.8

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Level 3 reductions in our long-term investments were attributable to the sale of our asset-backed auction rate securities. Level 3 additions relate to unconditional obligations to purchase additional equity interests in previous acquisitions for cash, which is considered to be a mandatorily redeemable financial instrument. Realized losses included in net income for long-term investments and foreign currency derivatives are reported as a component of other income, net in the Consolidated Statements of Operations. Realized losses included in net income for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the Consolidated Statements of Operations.

Gross unrealized and realized gains and losses for our long-term investments and short-term marketable securities are listed below.

	Years ended December 31,
	2009	2008	2007
Reported in comprehensive income
Unrealized gains	$0.9	$0.3	$2.0
Unrealized losses	0.5	7.4	6.0
Reported in other income, net
Realized gains	$1.0	$0.4	$4.8
Realized losses	0.6	3.4	5.8

Note 13:  Employee Benefits

Pension Plans

We have a defined benefit pension plan (the “Domestic Plan”) that consists of approximately 4,200 participants and has been closed to new participants since March 31, 1998. Some of our agencies have additional domestic plans covering a total of approximately 300 participants and are also closed to new participants. We also have numerous plans outside the U.S., some of which are funded, while others provide payments at the time of retirement or termination under applicable labor laws or agreements. The Interpublic Pension Plan in the U.K. (the “U.K. Pension Plan”) is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Differences between the aggregate balance sheet amounts listed in the tables below and the totals reported in our Consolidated Balance Sheets and our Consolidated Statements of Stockholders’ Equity and Comprehensive Income relate to the non-material foreign plans.

Postretirement Benefit Plans

Some of our domestic subsidiaries provide postretirement health benefits and postretirement life insurance to eligible employees and, in certain cases, their dependents. These plans consist of approximately 2,900 participants and are closed to new participants. Our postretirement health benefits plans are unfunded, and we pay claims as presented by the plans’ administrator. The postretirement life insurance plan is insured and we pay premiums to the plan administrator.

Net Periodic Cost

	Domestic Pension Plans			Foreign Pension Plans			Postretirement Benefit Plans
Years ended December 31,	2009	2008	2007	2009	2008	2007	2009	2008	2007
Service cost	$—	$—	$—	$11.7	$13.3	$15.1	$0.4	$0.4	$0.5
Interest cost	8.0	8.4	8.2	23.2	26.4	26.1	3.1	3.2	3.5
Expected return on plan assets	(7.4)	(10.4)	(10.3)	(13.7)	(23.9)	(24.0)	—	—	—
Curtailment gains	—	—	—	(0.4)	(0.4)	(0.1)	—	—	—
Settlement losses (gains)	—	0.1	—	2.9	(0.6)	(0.9)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	—	0.1	0.1	0.2	0.2
Prior service cost (credit)	0.1	—	—	0.2	0.3	0.2	(0.1)	(0.1)	(0.1)
Unrecognized actuarial losses	9.8	5.7	6.8	2.3	0.7	2.8	—	—	0.9

Net periodic cost	$10.5	$3.8	$4.7	$26.2	$15.8	$19.3	$3.5	$3.7	$5.0

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Pension and Postretirement Benefit Obligation

The change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the domestic pension plans, the principal foreign pension plans and the postretirement benefit plans are listed below.

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
December 31,	2009	2008	2009	2008	2009	2008
Projected benefit obligation as of January 1	$140.5	$143.8	$414.3	$535.4	$57.5	$63.6
Service cost	—	—	11.7	13.3	0.4	0.4
Interest cost	8.0	8.4	23.2	26.4	3.1	3.2
Benefits paid	(11.9)	(12.2)	(22.5)	(23.6)	(6.3)	(5.6)
Plan participant contributions	—	—	2.2	3.3	1.7	1.7
Actuarial losses (gains)	4.5	1.3	8.8	(32.7)	(1.4)	(5.8)
Curtailments	—	—	(0.4)	(0.8)	—	—
Settlements	(1.5)	(0.8)	(17.3)	(5.7)	—	—
Foreign currency effect	—	—	33.4	(97.3)	—	—
Other	—	—	10.6	(4.0)	0.1	—

Projected benefit obligation as of December 31	$139.6	$140.5	$464.0	$414.3	$55.1	$57.5

Fair value of plan assets as of January 1	$95.8	$134.0	$254.4	$363.7	$—	$—
Actual return on plan assets	8.6	(27.5)	24.6	(31.3)	—	—
Employer contributions	0.1	2.3	31.9	28.3	5.0	4.3
Plan participant contributions	—	—	2.2	3.3	1.7	1.7
Benefits paid	(11.9)	(12.2)	(22.5)	(23.6)	(6.7)	(6.0)
Settlements	(1.5)	(0.8)	(17.3)	(5.7)	—	—
Foreign currency effect	—	—	25.9	(82.3)	—	—
Other	—	—	1.0	2.0	—	—

Fair value of plan assets as of December 31	$91.1	$95.8	$300.2	$254.4	$—	$—

Funded status of the plans	$(48.5)	$(44.7)	$(163.8)	$(159.9)	$(55.1)	$(57.5)

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
December 31,	2009	2008	2009	2008	2009	2008
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$2.7	$1.5	$6.6	$5.3	$—	$—
Current liability	—	—	(10.3)	(7.4)	(5.3)	(5.2)
Non-current liability	(51.2)	(46.2)	(160.1)	(157.8)	(49.8)	(52.3)

Net liability recognized	$(48.5)	$(44.7)	$(163.8)	$(159.9)	$(55.1)	$(57.5)

Accumulated benefit obligation	$139.6	$140.5	$438.0	$389.4

Amounts recognized in accumulated other comprehensive loss, net
Net actuarial loss	$67.7	$74.3	$50.6	$53.4	$6.6	$8.1
Prior service cost (credit)	0.1	0.2	2.3	2.6	(0.5)	(0.7)
Transition obligation	—	—	0.1	0.1	0.5	0.6

Total amount recognized	$67.8	$74.5	$53.0	$56.1	$6.6	$8.0

Plans with underfunded or unfunded accumulated benefit obligation
Aggregate projected benefit obligation	$130.1	$130.4	$448.5	$401.5
Aggregate accumulated benefit obligation	130.1	130.4	427.2	379.5
Aggregate fair value of plan assets	78.9	84.2	278.5	236.8

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Assumptions

	Domestic Pension Plans			Foreign Pension Plans			Postretirement Benefit Plans
Years ended December 31,	2009	2008	2007	2009	2008	2007	2009	2008	2007
Net periodic cost
Discount rate	6.01%	5.89%	5.68%	5.54%	5.31%	4.64%	6.00%	6.00%	5.75%
Rate of compensation increase	N/A	N/A	N/A	4.41%	3.79%	3.50%	N/A	N/A	N/A
Expected return on plan assets	8.16%	8.15%	8.16%	5.05%	6.95%	6.83%	N/A	N/A	N/A
Benefit obligation
Discount rate	5.53%	6.01%		5.51%	5.38%		5.50%	6.00%
Rate of compensation increase				4.43%	3.38%
Healthcare cost trend rate assumed for next year
Initial rate (weighted-average)							8.00%	8.50%
Year ultimate rate is reached							2015	2015
Ultimate rate							5.50%	5.50%

Discount Rates – For the domestic pension and postretirement benefit plans, we determine our discount rate based on the estimated rate at which annuity contracts could be purchased to effectively settle the respective benefit obligations. To assist in this we utilize a yield curve based on Aa-rated corporate non-callable bonds. Each plan’s projected cash flow is matched to this yield curve and a present value is developed, which is then used to develop a single equivalent discount rate. The average duration of our domestic pension obligations was 10 years as of December 31, 2009. The average duration of our postretirement healthcare obligation was 8 years as of December 31, 2009. For the foreign pension plans, we either determine our discount rate using the same methodology as described for our domestic pension plan or we determine a discount rate by referencing market yields on high quality corporate bonds in the local markets with the appropriate term as of December 31, 2009.

Expected Return on Assets – For the domestic pension plans, our expected rate of return considers the historical trends of asset class index returns over various market cycles and economic conditions, current market conditions, risk premiums associated with asset classes and long-term inflation rates. We determine both a short-term and long-term view and then attempt to select a long-term rate of return assumption that matches the duration of our liabilities. For the foreign pension plans, primarily the U.K. Pension Plan, we determine the expected rate of return by utilizing a weighted average approach based on the current long-term expected rates of return for each asset category. The long-term expected rate of return for the equity category is based on the current long-term rates of return available on government bonds and applying suitable risk premiums that consider historical market returns and current market expectations.

Fair Value of Pension Plan Assets

The following table presents the fair value of our domestic and foreign pension plan assets as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 12 for a description of the fair value hierarchy.

	December 31, 2009
Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6.8	$—	$—	$6.8
Equity securities	2.0	—	—	2.0
Fixed income securities	6.1	—	—	6.1
Investment funds	22.3	279.0	38.6	339.9
Insurance contracts	—	31.3	—	31.3
Other	—	—	5.2	5.2

Total	$37.2	$310.3	$43.8	$391.3

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Cash and cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase. Equity securities include investments in common stock and are primarily valued using the recently reported sales prices. Common stock investments are diversified amongst various industries. Fixed income securities include government and investment-grade corporate bonds from diversified industries. Investment funds, which include mutual funds, include commingled assets that are invested in equity and fixed income securities. Mutual funds, which are publicly traded, are primarily valued using recently reported sales prices. Other investment funds not publicly traded are valued based on the net asset value of shares held by the plan at year end, which reflects the fair value of the underlying investments. Insurance contracts are valued based on cash surrender value of the contract. Other investments primarily include investments in limited partnerships whose value is determined by the partnerships financial statements which typically do not have observable market prices.

The following table presents additional information about domestic and foreign pension plan assets for which we utilize Level 3 inputs to determine fair value.

	Investment Funds	Other	Total
Balance as of January 1, 2009	$43.1	$5.3	$48.4
Actual return on assets:
Assets sold during the year	0.1	0.1	0.2
Assets still held at year end	0.1	0.7	0.8
Net purchases, sales and settlements	(4.7)	(0.9)	(5.6)

Balance as of December 31, 2009	$38.6	$5.2	$43.8

Asset Allocation

The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2009, target asset allocations for 2010 as well as actual asset allocations are listed below.

			December 31,
	2010 Target Allocation		Domestic		Foreign
Asset category	Domestic	Foreign	2009	2008	2009	2008
Equity securities	34%	24%	30%	33%	20%	19%
Fixed income securities	43%	41%	37%	41%	48%	23%
Real estate	8%	4%	6%	10%	1%	0%
Other	15%	31%	27%	16%	31%	58%

Total	100%	100%	100%	100%	100%	100%

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Cash Flows

For 2010, we expect to contribute $25.2 and $9.2 to our foreign pension plans and domestic pension plans, respectively. A significant portion of our contributions to the foreign pension plans relate to the U.K. Pension Plan. Additionally, we are in the process of modifying the schedule of employer contributions for the U.K. Pension Plan and we expect to finalize this during 2010. As a result, we expect our contributions to our foreign pension plans to increase from current levels in 2010 and subsequent years. During 2009, we contributed $31.9 to our foreign pension plans and contributions to the domestic pension plan were negligible. The following estimated future benefit payments, which reflect future service, as appropriate, are expected to be paid in the years indicated below.

Years	Domestic Pension Plans	Foreign Pension Plans	Postretirement Benefit Plans
2010	$17.2	$23.5	$5.8
2011	11.1	24.7	5.7
2012	10.8	26.4	5.7
2013	10.5	28.2	5.6
2014	10.5	32.4	5.5
2015 – 2019	48.5	175.3	24.8

The estimated future payments for our postretirement benefit plans are before any estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to range from $0.5 in 2010 to $0.6 in 2014 and are estimated to be $2.4 for the period 2015-2019.

Savings Plans

We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allows participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2009, 2008 and 2007 were $35.1, $29.6 and $31.4, respectively. Expense includes a discretionary Company contribution of $3.8, $4.0 and $4.9 offset by participant forfeitures of $2.7, $7.8, $6.0 in 2009, 2008 and 2007, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $25.0, $28.7 and $26.7 to these plans in 2009, 2008 and 2007, respectively.

Deferred Compensation and Benefit Arrangements

We have deferred compensation arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation, or (ii) require us to contribute an amount to the participant’s account. The arrangements typically provide that the participant will receive the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service or upon retirement or termination. As of December 31, 2009 and 2008, the deferred compensation liability balance was $100.3 and $107.6, respectively. Amounts expensed for deferred compensation arrangements in 2009, 2008 and 2007 were $11.6, $5.7 and $11.9, respectively.

We have deferred benefit arrangements with certain key officers and employees that provide participants with an annual payment, payable when the participant attains a certain age and after the participant’s employment has terminated. The deferred benefit liability was $178.2 and $182.1 as of December 31, 2009 and 2008, respectively. Amounts expensed for deferred benefit arrangements in 2009, 2008 and 2007 were $12.0, $14.9 and $15.5, respectively.

We have purchased life insurance policies on participants’ lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2009 and 2008, the cash surrender value of these policies was $119.4 and $100.2, respectively. In addition to the life insurance policies, certain investments are held for the purpose of paying the deferred compensation and deferred benefit liabilities. These investments, along with the life insurance policies, are held in a separate revocable trust for the purpose of paying the deferred compensation and the deferred benefit

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

arrangement liabilities. As of December 31, 2009 and 2008, the value of such investments in the trust was $34.8 and $55.8, respectively. The short-term investments are included in cash and cash equivalents, and the long-term investments and cash surrender value of the policies are included in other assets.

Long-Term Disability Plan

We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties during the first 24 months of disability. Benefits are continued thereafter if the participant is unable to perform any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2009 and 2008. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to age 65 and as such, we have recorded an obligation of $6.3 and $6.6 as of December 31, 2009 and 2008, respectively.

Note 14:  Segment Information

As of December 31, 2009, we have two reportable segments: IAN, which is comprised of Draftfcb, Lowe, McCann Worldgroup, Mediabrands and our domestic integrated agencies, and CMG, which is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group.

Within IAN, our agencies provide a comprehensive array of global communications and marketing services, each offering a distinctive range of solutions for our clients. In addition, our domestic integrated agencies, including Campbell-Ewald, Hill Holliday and Mullen, provide a full range of advertising, marketing communications services and/or marketing services and partner with our global operating divisions as needed. IAN’s operating divisions share similar economic characteristics and are similar in other areas, specifically related to the nature of their services, the manner in which the services are provided and the similarity of their respective customers.

CMG, which includes Weber Shandwick, MWW Group, FutureBrand, DeVries, GolinHarris, Jack Morton, and Octagon Worldwide, provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity and strategic marketing consulting. CMG shares some similarities with service lines offered by IAN; however, on an aggregate basis, CMG has a higher proportion of arrangements for which they act as principal, a different distribution model than IAN and different margin structure.

The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income, excluding the impact of restructuring and other reorganization-related charges and long-lived asset impairment and other charges, if applicable. With the exception of excluding these amounts from reportable segment operating income, all segments follow the same accounting policies as those described in Note 1.

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

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Summarized financial information concerning our reportable segments is shown in the table below.

	Years ended December 31,
	2009	2008	2007
Revenue:
IAN	$5,112.5	$5,870.7	$5,505.7
CMG	915.1	1,092.0	1,048.5

Total	$6,027.6	$6,962.7	$6,554.2

Segment operating income:
IAN	$425.9	$690.8	$528.2
CMG	70.6	86.6	57.9
Corporate and other	(150.6)	(170.6)	(215.9)

Total	345.9	606.8	370.2

Restructuring and other reorganization-related charges	(4.6)	(17.1)	(25.9)
Interest expense	(155.6)	(211.9)	(236.7)
Interest income	35.0	90.6	119.6
Other income, net	11.7	3.1	8.5

Income before income taxes	$232.4	$471.5	$235.7

Depreciation and amortization of fixed assets and intangible assets:
IAN	$132.3	$132.9	$127.4
CMG	14.3	15.7	22.9
Corporate and other	23.3	24.7	26.9

Total	$169.9	$173.3	$177.2

Capital expenditures:
IAN	$50.0	$112.5	$119.9
CMG	5.7	13.5	12.4
Corporate and other	11.4	12.4	15.3

Total	$67.1	$138.4	$147.6

	December 31,
Total assets:	2009	2008
IAN	$9,763.9	$9,712.2
CMG	897.8	929.1
Corporate and other	1,601.4	1,483.9

Total	$12,263.1	$12,125.2

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Revenue and long-lived assets, excluding intangible assets, are presented by major geographic area in the table below.

	Revenue			Long-Lived Assets
	Years ended December 31,			December 31,
	2009	2008	2007	2009	2008
U.S.	$3,372.3	$3,786.3	$3,651.3	$489.2	$569.9

International:
United Kingdom	458.5	612.9	603.6	49.6	54.3
Continental Europe	922.2	1,150.4	1,070.2	98.1	104.1
Asia Pacific	575.4	657.3	581.3	76.0	80.7
Latin America	307.3	353.4	314.1	36.8	29.4
Other	391.9	402.4	333.7	39.4	39.5

Total international	2,655.3	3,176.4	2,902.9	299.9	308.0

Total consolidated	$6,027.6	$6,962.7	$6,554.2	$789.1	$877.9

Revenue is attributed to geographic areas based on where the services are performed. Furniture, equipment and leasehold improvements are allocated based upon physical location. Other assets and investments are allocated based on the location of the related operations.

Note 15:  Commitments and Contingencies

Leases

We lease office premises and equipment. Where leases contain escalation clauses or concessions, such as rent holidays and landlord/tenant incentives or allowances, the impact of such adjustments is recognized on a straight-line basis over the minimum lease period. Certain leases provide for renewal options and require the payment of real estate taxes or other occupancy costs, which are also subject to escalation clauses. Net rent expense is listed in the table below.

	Years ended December 31,
	2009	2008	2007
Gross rent expense	$391.5	$389.4	$389.9
Third-party sublease rental income	(26.8)	(24.9)	(23.5)

Net rent expense	$364.7	$364.5	$366.4

Cash amounts for future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are listed in the table below.

Period	Rent Obligations	Sublease Rental Income	Net Rent
2010	$322.9	$(37.3)	$285.6
2011	292.3	(33.3)	259.0
2012	247.2	(26.2)	221.0
2013	214.4	(23.6)	190.8
2014	170.1	(11.6)	158.5
Thereafter	669.7	(6.4)	663.3

Total	$1,916.6	$(138.4)	$1,778.2

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

Guarantees

We have guarantees of certain obligations of our subsidiaries relating principally to credit facilities, certain media payables and operating leases of certain subsidiaries. The amount of such parent company guarantees was $769.3 and $706.7 as of December 31, 2009 and 2008, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2009, there are no material assets pledged as security for such parent company guarantees.

Contingent Acquisition Obligations

The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2009. The estimated amounts listed would be paid in the event of exercise at the earliest exercise date. See Note 6 for further information relating to the payment structure of our acquisitions. All payments are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress.

	2010	2011	2012	2013	2014	Thereafter	Total
Deferred acquisition payments	$20.5	$34.8	$1.2	$1.1	$2.1	$0.3	$60.0
Redeemable noncontrolling interests and call options with affiliates [1]	44.4	47.9	40.5	36.3	3.3	—	172.4

Total contingent acquisition payments	64.9	82.7	41.7	37.4	5.4	0.3	232.4
Less: cash compensation expense included above	1.0	1.0	1.0	0.5	—	—	3.5

Total	$63.9	$81.7	$40.7	$36.9	$5.4	$0.3	$228.9

[1]

We have entered into certain acquisitions that contain both redeemable noncontrolling interests and call options with similar terms and conditions. In such instances, we have included the related estimated contingent acquisition obligation in the period when the earliest related option is exercisable. We have certain redeemable noncontrolling interests that are exercisable at the discretion of the noncontrolling equity owners as of December 31, 2009. As such, these estimated acquisition payments of $20.5 have been included within the total payments expected to be made in 2010 in the table and, if not made in 2010, will continue to carry forward into 2011 or beyond until they are exercised or expire. Redeemable noncontrolling interests are included in the table at current exercise price payable in cash, not at applicable redemption value in accordance with the authoritative guidance for classification and measurement of redeemable securities.

Legal Matters

We are involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Note 16:  Recent Accounting Standards

In December 2009, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities. The guidance will be effective for the Company beginning January 1, 2010. The guidance eliminates the concept of a qualifying special-purpose entity and changes the criteria for derecognizing financial assets. In addition, the guidance will require additional disclosures related to a company’s continued involvement with financial assets that have been transferred. We do not expect the adoption of this amended guidance to have a significant impact on our Consolidated Financial Statements.

In December 2009, the FASB amended authoritative guidance for consolidating variable interest entities. The guidance will be effective for the Company beginning January 1, 2010. Specifically, the guidance revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also includes revised financial statement disclosures regarding the reporting entity’s involvement, including significant risk exposures as a result of that involvement, and the impact the relationship has on the reporting entity’s financial statements. We are currently evaluating the potential impact of the amended guidance on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

In September 2009, the Emerging Issues Task Force reached a consensus related to revenue arrangements with multiple deliverables. The consensus was issued by the FASB as an update to authoritative guidance for revenue recognition and will be effective for the Company January 1, 2011. The updated guidance revises how the estimated selling price of each deliverable in a multiple element arrangement is determined when the deliverables do not have stand-alone value. In addition, the guidance requires additional disclosures about the methods and assumptions used to evaluate multiple element arrangements and to identify the significant deliverables within those arrangements. We are currently evaluating the potential impact of the amended guidance on our Consolidated Financial Statements.

In August 2009, the FASB amended authoritative guidance for determining the fair value of liabilities, which is effective for the Company October 1, 2009. The guidance reiterates that the fair value measurement of a liability (1) should be based on the assumption that the liability was transferred to a market participant on the measurement date and (2) should include the risk of nonperformance. In addition, the guidance establishes a hierarchy for determining the fair value of liabilities. Specifically, an entity must first determine whether a quoted price, from an active market, is available for identical liabilities before utilizing an alternative valuation technique. The adoption of this guidance did not have a significant impact on our Consolidated Financial Statements.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “FASB Codification”), which is effective for the Company July 1, 2009. The FASB Codification does not alter current GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under the FASB Codification there is a single source of authoritative GAAP for nongovernmental entities and this has superseded all other previously issued non-SEC accounting and reporting guidance. The adoption of the FASB Codification did not have any impact on our Consolidated Financial Statements.

In May 2009, the FASB issued authoritative guidance on subsequent events, which is effective for the Company June 30, 2009. This guidance addresses the disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of this guidance did not have a significant impact on our Consolidated Financial Statements.

In April 2009, the FASB amended authoritative guidance on disclosures about the fair value of financial instruments, which is effective for the Company June 30, 2009. The guidance requires a publicly traded company to include disclosures about fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, the guidance requires an entity to disclose either in the body or the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The adoption of this guidance did not have a significant impact on our Consolidated Financial Statements.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests which requires a noncontrolling interest in a subsidiary to be reported as equity on the consolidated financial statements separate from the parent’s equity. The guidance also requires transactions that do not result in the deconsolidation of the subsidiary to be recorded as equity transactions, while those transactions that do result in a change from noncontrolling to controlling ownership or a deconsolidation of the subsidiary be recorded in net income with the gain or loss measured at fair value. This guidance is effective January 1, 2009 and has been applied prospectively with the exception of presentation and disclosure requirements which have been applied retrospectively for all periods presented.

In December 2007, the FASB issued authoritative guidance on business combinations. Under the guidance, an acquiring entity is required to record assets acquired and liabilities assumed in a business combination at fair value on the date of acquisition. Earn-out payments and other forms of contingent consideration are also required to be recorded at fair value on the acquisition date. Fair value measurements are also required to be used when recording non-controlling interests and contingent liabilities. In addition, all costs associated with the business combination, including restructuring costs, are required to be expensed as incurred. For the Company, this revised guidance is effective prospectively for business combinations having an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation

Notes to Consolidated Financial Statements – (Continued)

(Amounts in Millions, Except Per Share Amounts)

allowances on deferred taxes and acquired contingencies. Adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to January 1, 2009 would apply to this revised guidance.

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

The adoption of the authoritative guidance for business combinations did not have a significant impact on our Consolidated Financial Statements. However, any business combinations entered into in the future may impact our Consolidated Financial Statements as a result of the potential earnings volatility due to the changes described above.

Note 17:  Results by Quarter (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
Revenue	$1,325.3	$1,485.2	$1,474.4	$1,835.7	$1,426.7	$1,740.0	$1,801.2	$1,901.8
Salaries and related expenses	996.5	1,064.8	968.4	1,103.2	943.5	1,093.5	1,052.8	1,081.1
Office and general expenses	410.9	475.0	409.1	527.8	425.4	526.3	475.1	484.2
Restructuring and other reorganization-related (reversals) charges	(0.2)	3.2	—	4.1	(0.5)	3.9	5.3	5.9
Operating (loss) income	(81.9)	(57.8)	96.9	200.6	58.3	116.3	268.0	330.6
Other income (expense), net	4.9	(1.4)	(23.3)	6.3	1.0	(1.0)	29.1	(0.8)
Total (expenses) and other income	(17.6)	(30.4)	(60.3)	(23.7)	(29.2)	(30.9)	(1.8)	(33.2)
(Benefit of) provision for income taxes	(25.4)	(23.7)	3.7	79.1	3.7	35.5	108.1	65.7
Net (loss) income	(73.6)	(63.4)	31.4	98.3	25.9	50.4	159.7	232.7
Net (loss) income available to IPG common stockholders	$(73.9)	$(69.7)	$20.9	$88.1	$17.2	$38.7	$129.4	$209.8

(Loss) earnings per share available to IPG common stockholders:
Basic	$(0.16)	$(0.15)	$0.04	$0.19	$0.04	$0.08	$0.27	$0.45
Diluted	$(0.16)	$(0.15)	$0.04	$0.17	$0.03	$0.08	$0.24	$0.39

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2009, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Interpublic’s internal control over financial reporting was effective as of December 31, 2009. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Interpublic’s internal control over financial reporting as of December 31, 2009, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the “Principal Committees of the Board of Directors” section, the “Audit Committee” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2010 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”

New York Stock Exchange Certification

In 2009, our CEO provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

The information required by this Item is incorporated by reference to the “Outstanding Shares” section of the Proxy Statement, except for information regarding the shares of common stock to be issued or which may be issued under our equity compensation plans as of December 31, 2009, which is provided in the following table.

Equity Compensation Plan Information

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) [12]	Weighted-Average Exercise Price of Outstanding Stock Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a) (c) [3]
Equity Compensation Plans Approved by Security Holders	34,317,386	$16.11	52,359,299
Equity Compensation Plans Not Approved by Security Holders [4]	612,500	$27.53	—

Total	34,929,886	$16.31	52,359,299

[1]

Includes a total of 6,058,967 performance-based share awards made under the 2004, 2006 and 2009 Performance Incentive Plan representing the target number of shares to be issued to employees following the completion of the 2007-2009 performance period (the “2009 LTIP Share Awards”), the 2008-2010 performance period (the “2010 LTIP Share Awards”) and the 2009-2011 performance period (the “2011 LTIP Share Awards”) respectively. The computation of the weighted-average exercise price in column (b) of this table does not take the 2009 LTIP Share Awards, the 2010 LTIP Share Awards or the 2011 LTIP Share Awards into account.

[2]

Includes a total of 3,914,804 restricted share unit and performance-based awards (“Share Unit Awards”) which may be settled in shares or cash. The computation of the weighted-average exercise price in column (b) of this table does not take the Share Unit Awards into account. Each Share Unit Award actually settled in cash will increase the number of shares of common stock available for issuance shown in column (c).

[3]

Includes (i) 37,885,502 shares of common stock available for issuance under the 2009 Performance Incentive Plan, (ii) 13,660,306 shares of common stock available for issuance under the Employee Stock Purchase Plan (2006) and (iii) 813,491 shares of common stock available for issuance under the 2009 Non-Management Directors’ Stock Incentive Plan.

[4]

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

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

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

Exhibit No.	Description
3(i)	Restated Certificate of Incorporation of the Registrant, as amended through October 24, 2005, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 9, 2005.

3(ii)	By-Laws of the Registrant, as amended through December 17, 2009, are incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2009.

4(iii)(A)	Certificate of Designations of 5.25% Series B Cumulative Convertible Perpetual Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on October 24, 2005, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2005.

4(iii)(B)	Senior Debt Indenture, dated as of October 20, 2000 (the “2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.

4(iii)(C)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.

4(iii)(D)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.

4(iii)(E)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(F)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

Exhibit No.	Description
4(iii)(G)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.

4(iii)(H)	Senior Debt Indenture dated as of November 12, 2004 (the “2004 Indenture”), between the Registrant and SunTrust Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.

4(iii)(I)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.

4(iii)(J)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(K)	Sixth Supplemental Indenture, dated as of December 8, 2006, to the 2004 Indenture, with respect to the Floating Rate Notes due 2010 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2006.

4(iii)(L)	Seventh Supplemental Indenture, dated as of June 15, 2009, to the 2004 Indenture, creating a series of securities designated 10.0% Senior Notes due 2017, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.

4(iii)(M)	Senior Debt Indenture, dated as of November 15, 2006 (the “2006 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(N)	First Supplemental Indenture, dated as of November 15, 2006, to the 2006 Indenture, with respect to the 4.25% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(O)	Second Supplemental Indenture, dated as of November 20, 2007, to the 2006 Indenture, with respect to the 4.75% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.

10(i)(A)	Registration Rights Agreement, dated as of November 15, 2006, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

10(i)(B)	Registration Rights Agreement, dated as of November 20, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.

10(i)(C)	Registration Rights Agreement, dated as of June 15, 2009, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.

10(i)(D)	3-Year Credit Agreement, dated as of July 18, 2008, among the Registrant, the initial lenders named therein, Citibank, N.A., as administrative agent for the lenders, JP Morgan Chase Bank, N.A., as syndication agent, HSBC USA, National Association and ING Capital LLC, as co-documentation agents, and Citigroup Global Markets, Inc. and JP Morgan Securities Inc., as joint lead arrangers and joint bank managers, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2008.

10(i)(E)	Amendment No. 1 to the 3-Year Credit Agreement, dated as of May 13, 2009, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2009.

10(i)(F)	Amendment No. 2 to the 3-Year Credit Agreement, dated as of June 5, 2009, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2009.

10(i)(G)	Amendment No. 3 to the 3-Year Credit Agreement, dated as of January 22, 2010, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2010.

Exhibit No.	Description
(i) Michael I. Roth

10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10(iii)(A)(2)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.*

10(iii)(A)(3)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2005.*

10(iii)(A)(4)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(5)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(6)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(7)	The Interpublic Senior Executive Retirement Income Plan Participation Agreement, dated March 31, 2008, between the Registrant and Michael Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

(ii) Philippe Krakowsky

10(iii)(A)(8)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(9)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(10)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(11)	Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2006.*

10(iii)(A)(12)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(13)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(14) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(14)	Amendment, dated September 12, 2007, to an Executive Special Benefit Agreement, dated February 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(15) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(15)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

Exhibit No.	Description
(iii) Frank Mergenthaler

10(iii)(A)(16)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005.*

10(iii)(A)(17)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(18)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(19)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(iv) Timothy A. Sompolski

10(iii)(A)(20)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10(iii)(A)(21)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 6, 2004, between the Registrant and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(16) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(22)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(17) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(23)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 6, 2004, between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(v) John J. Dooner, Jr.

10(iii)(A)(24)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(25)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(26)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(27)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(28)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(29)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*

Exhibit No.	Description
10(iii)(A)(30)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(31)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(32)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(33)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

10(iii)(A)(34)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10(iii)(A)(35)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and John J. Dooner, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(36)	Amendment, dated as of October 27, 2008 to Executive Special Benefit Agreements, dated as of July 1, 1986, as amended, July 1, 1992, as amended, June 1, 1994, as amended, March 1, 1997 and May 20, 2002, respectively, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

(x) Jill M. Considine

10(iii)(A)(37)	Amended and Restated Deferred Compensation Agreement, dated as of September 4, 2008, between the Registrant and Jill M. Considine, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

10(iii)(A)(38)	Letter, dated November 2, 2006, from Jill M. Considine to the Registrant, is incorporated by reference to Exhibit 10(iii)(B) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

(xi) Richard A. Goldstein

10(iii)(A)(39)	Amended and Restated Deferred Compensation Agreement, dated as of September 30, 2008, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(iii)(A)(3) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

10(iii)(A)(40)	Letter, dated July 24, 2006, from Richard A. Goldstein to the Registrant, is incorporated by reference to Exhibit 10(iii)(A) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Compensation Plans and Arrangements:

10(iii)(A)(41)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.*

10(iii)(A)(42)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.*

Exhibit No.	Description
10(iii)(A)(43)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).*

10(iii)(A)(44)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).*

10(iii)(A)(45)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(46)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(47)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002.*

10(iii)(A)(48)	The Interpublic Outside Directors Stock Incentive Plan of the Registrant, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*

10(iii)(A)(49)	The Interpublic 2004 Performance Incentive Plan (the “2004 PIP”) is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

10(iii)(A)(50)	2004 PIP – Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(51)	2004 PIP – Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(52)	2004 PIP – Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(53)	The Interpublic Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

10(iii)(A)(54)	Non-Management Directors’ Plan – Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(55)	Non-Management Directors’ Plan – Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(56)	Non-Management Directors’ Plan – Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(57)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on October 21, 2005.*

10(iii)(A)(58)	The Interpublic 2006 Performance Incentive Plan (the “2006 PIP”) is incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006.*

10(iii)(A)(59)	Amendment to the 2006 PIP is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(60)	2006 PIP – Form of Instrument of Performance Shares is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

Exhibit No.	Description
10(iii)(A)(61)	2006 PIP – Form of Instrument of Performance Units is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(62)	2006 PIP – Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(63)	2006 PIP – Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(64)	2006 PIP – Form of Instrument of Nonstatutory Stock Options is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(65)	Interpublic Executive Severance Plan is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10(iii)(A)(66)	The Interpublic Senior Executive Retirement Income Plan, Amended and Restated (the “Restated SERIP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(67)	Restated SERIP – Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(68)	Restated SERIP – Form of Participation Agreement (Form For New Participants) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(69)	The Interpublic Capital Accumulation Plan, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(70)	Restated CAP – Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(71)	Restated CAP – Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(72)	Description of the Change in Compensation for Non-Management Directors is incorporated by reference to Exhibit 10(iii)(A)(91) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10(iii)(A)(73)	Description of Changes to the Compensation of Board Committee Chairs and Presiding Director is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(74)	The Interpublic Restricted Cash Plan (the “Restricted Cash Plan”) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(75)	The Restricted Cash Plan, as Amended and Restated as of May 18, 2009 is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(76)	The Interpublic 2009 Performance Incentive Plan (the “2009 PIP”) is incorporated by reference to Appendix A to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2009.*

10(iii)(A)(77)	2009 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

Exhibit No.	Description
10(iii)(A)(78)	2009 PIP Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(79)	2009 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(80)	2009 PIP Performance Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(81)	2009 PIP Combined Restricted Stock and Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(82)	2009 PIP Combined Restricted Stock Unit and Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(83)	2009 PIP Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(84)	The 2009 Non-Management Directors’ Stock Incentive Plan (the “2009 NMD Plan”) is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(85)	2009 NMD Plan Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(86)	2009 NMD Plan Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(87)	2009 NMD Plan Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(88)	Supplement to the 2006 PIP and 2009 PIP.*

12	Computation of Ratios of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC. (Registrant)

By:	/s/ Michael I. Roth
Michael I. Roth Chairman of the Board and Chief Executive Officer

February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael I. Roth Michael I. Roth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ Frank Mergenthaler Frank Mergenthaler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Christopher F. Carroll Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

/s/ Frank J. Borelli Frank J. Borelli	Director	February 26, 2010

/s/ Reginald K. Brack Reginald K. Brack	Director	February 26, 2010

/s/ Jocelyn Carter-Miller Jocelyn Carter-Miller	Director	February 26, 2010

/s/ Jill M. Considine Jill M. Considine	Director	February 26, 2010

/s/ Richard A Goldstein Richard A. Goldstein	Director	February 26, 2010

/s/ H. John Greeniaus H. John Greeniaus	Director	February 26, 2010

/s/ Mary J. Steele Guilfoile Mary J. Steele Guilfoile	Director	February 26, 2010

/s/ William T. Kerr William T. Kerr	Director	February 26, 2010

/s/ David M. Thomas David M. Thomas	Director	February 26, 2010

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Restated Certificate of Incorporation of the Registrant, as amended through October 24, 2005, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 9, 2005.

3(ii)	By-Laws of the Registrant, as amended through December 17, 2009, are incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2009.

4(iii)(A)	Certificate of Designations of 5.25% Series B Cumulative Convertible Perpetual Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on October 24, 2005, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2005.

4(iii)(B)	Senior Debt Indenture, dated as of October 20, 2000 (the “2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.

4(iii)(C)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.

4(iii)(D)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.

4(iii)(E)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(F)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(G)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.

4(iii)(H)	Senior Debt Indenture dated as of November 12, 2004 (the “2004 Indenture”), between the Registrant and SunTrust Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.

4(iii)(I)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.

4(iii)(J)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(K)	Sixth Supplemental Indenture, dated as of December 8, 2006, to the 2004 Indenture, with respect to the Floating Rate Notes due 2010 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2006.

4(iii)(L)	Seventh Supplemental Indenture, dated as of June 15, 2009, to the 2004 Indenture, creating a series of securities designated 10.0% Senior Notes due 2017, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.

Exhibit No.	Description
4(iii)(M)	Senior Debt Indenture, dated as of November 15, 2006 (the “2006 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(N)	First Supplemental Indenture, dated as of November 15, 2006, to the 2006 Indenture, with respect to the 4.25% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(O)	Second Supplemental Indenture, dated as of November 20, 2007, to the 2006 Indenture, with respect to the 4.75% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.

10(i)(A)	Registration Rights Agreement, dated as of November 15, 2006, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

10(i)(B)	Registration Rights Agreement, dated as of November 20, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.

10(i)(C)	Registration Rights Agreement, dated as of June 15, 2009, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.

10(i)(D)	3-Year Credit Agreement, dated as of July 18, 2008, among the Registrant, the initial lenders named therein, Citibank, N.A., as administrative agent for the lenders, JP Morgan Chase Bank, N.A., as syndication agent, HSBC USA, National Association and ING Capital LLC, as co-documentation agents, and Citigroup Global Markets, Inc. and JP Morgan Securities Inc., as joint lead arrangers and joint bank managers, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2008.

10(i)(E)	Amendment No. 1 to the 3-Year Credit Agreement, dated as of May 13, 2009, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2009.

10(i)(F)	Amendment No. 2 to the 3-Year Credit Agreement, dated as of June 5, 2009, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2009.

10(i)(G)	Amendment No. 3 to the 3-Year Credit Agreement, dated as of January 22, 2010, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2010.

(i) Michael I. Roth

10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

10(iii)(A)(2)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005.*

10(iii)(A)(3)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2005.*

10(iii)(A)(4)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(5)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(6)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

Exhibit No.	Description
10(iii)(A)(7)	The Interpublic Senior Executive Retirement Income Plan Participation Agreement, dated March 31, 2008, between the Registrant and Michael Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

(ii) Philippe Krakowsky

10(iii)(A)(8)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(9)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(10)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(11)	Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2006.*

10(iii)(A)(12)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(13)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(14) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(14)	Amendment, dated September 12, 2007, to an Executive Special Benefit Agreement, dated February 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(15) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(15)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(iii) Frank Mergenthaler

10(iii)(A)(16)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005.*

10(iii)(A)(17)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(18)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(19)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(iv) Timothy A. Sompolski

10(iii)(A)(20)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

Exhibit No.	Description
10(iii)(A)(21)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 6, 2004, between the Registrant and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(16) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(22)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(17) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(23)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 6, 2004, between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(v) John J. Dooner, Jr.

10(iii)(A)(24)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(25)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(26)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(27)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(28)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10(iii)(A)(29)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.*

10(iii)(A)(30)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(31)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(32)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(33)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

10(iii)(A)(34)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10(iii)(A)(35)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and John J. Dooner, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

Exhibit No.	Description
10(iii)(A)(36)	Amendment, dated as of October 27, 2008 to Executive Special Benefit Agreements, dated as of July 1, 1986, as amended, July 1, 1992, as amended, June 1, 1994, as amended, March 1, 1997 and May 20, 2002, respectively, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

(x) Jill M. Considine

10(iii)(A)(37)	Amended and Restated Deferred Compensation Agreement, dated as of September 4, 2008, between the Registrant and Jill M. Considine, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

10(iii)(A)(38)	Letter, dated November 2, 2006, from Jill M. Considine to the Registrant, is incorporated by reference to Exhibit 10(iii)(B) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

(xi) Richard A. Goldstein

10(iii)(A)(39)	Amended and Restated Deferred Compensation Agreement, dated as of September 30, 2008, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(iii)(A)(3) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

10(iii)(A)(40)	Letter, dated July 24, 2006, from Richard A. Goldstein to the Registrant, is incorporated by reference to Exhibit 10(iii)(A) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Compensation Plans and Arrangements:

10(iii)(A)(41)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.*

10(iii)(A)(42)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.*

10(iii)(A)(43)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).*

10(iii)(A)(44)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254).*

10(iii)(A)(45)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(46)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(47)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002.*

10(iii)(A)(48)	The Interpublic Outside Directors Stock Incentive Plan of the Registrant, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*

10(iii)(A)(49)	The Interpublic 2004 Performance Incentive Plan (the “2004 PIP”) is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

10(iii)(A)(50)	2004 PIP – Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

Exhibit No.	Description
10(iii)(A)(51)	2004 PIP – Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(52)	2004 PIP – Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(53)	The Interpublic Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

10(iii)(A)(54)	Non-Management Directors’ Plan –Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(55)	Non-Management Directors’ Plan –Form of Instrument of Restricted Shares is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(56)	Non-Management Directors’ Plan –Form of Instrument of Restricted Share Units is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(57)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on October 21, 2005.*

10(iii)(A)(58)	The Interpublic 2006 Performance Incentive Plan (the “2006 PIP”) is incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006.*

10(iii)(A)(59)	Amendment to the 2006 PIP is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(60)	2006 PIP – Form of Instrument of Performance Shares is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(61)	2006 PIP – Form of Instrument of Performance Units is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(62)	2006 PIP – Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(63)	2006 PIP – Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(64)	2006 PIP – Form of Instrument of Nonstatutory Stock Options is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(65)	Interpublic Executive Severance Plan is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10(iii)(A)(66)	The Interpublic Senior Executive Retirement Income Plan, Amended and Restated (the “Restated SERIP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(67)	Restated SERIP – Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(68)	Restated SERIP – Form of Participation Agreement (Form For New Participants) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(69)	The Interpublic Capital Accumulation Plan, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

Exhibit No.	Description
10(iii)(A)(70)	Restated CAP – Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(71)	Restated CAP – Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(72)	Description of the Change in Compensation for Non-Management Directors is incorporated by reference to Exhibit 10(iii)(A)(91) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10(iii)(A)(73)	Description of Changes to the Compensation of Board Committee Chairs and Presiding Director is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(74)	The Interpublic Restricted Cash Plan (the “Restricted Cash Plan”) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(75)	The Restricted Cash Plan, as Amended and Restated as of May 18, 2009 is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(76)	The Interpublic 2009 Performance Incentive Plan (the “2009 PIP”) is incorporated by reference to Appendix A to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2009.*

10(iii)(A)(77)	2009 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(78)	2009 PIP Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(79)	2009 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(80)	2009 PIP Performance Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(81)	2009 PIP Combined Restricted Stock and Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(82)	2009 PIP Combined Restricted Stock Unit and Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(83)	2009 PIP Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(84)	The 2009 Non-Management Directors’ Stock Incentive Plan (the “2009 NMD Plan”) is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(85)	2009 NMD Plan Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(86)	2009 NMD Plan Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

Exhibit No.	Description
10(iii)(A)(87)	2009 NMD Plan Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(88)	Supplement to the 2006 PIP and 2009 PIP.*

12	Computation of Ratios of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contracts and compensation plans and arrangements.