Form 10-Q
period 2010-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2010-04-29
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of April 16, 2010 was 489,316,940.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2010	2009
REVENUE	$1,341.3	$1,325.3

OPERATING EXPENSES:
Salaries and related expenses	979.3	996.5
Office and general expenses	421.1	410.9
Restructuring and other reorganization-related charges (reversals)	0.3	(0.2)

Total operating expenses	1,400.7	1,407.2

OPERATING LOSS	(59.4)	(81.9)

EXPENSES AND OTHER INCOME:
Interest expense	(32.6)	(34.8)
Interest income	6.5	12.3
Other income, net	0.5	4.9

Total (expenses) and other income	(25.6)	(17.6)

Loss before income taxes	(85.0)	(99.5)
Benefit of income taxes	(15.3)	(25.4)

Loss of consolidated companies	(69.7)	(74.1)
Equity in net (loss) income of unconsolidated affiliates	(0.6)	0.5

NET LOSS	(70.3)	(73.6)
Net loss attributable to noncontrolling interests	5.7	6.6

NET LOSS ATTRIBUTABLE TO IPG	(64.6)	(67.0)
Dividends on preferred stock	(6.9)	(6.9)

NET LOSS AVAILABLE TO IPG COMMON STOCKHOLDERS	$(71.5)	$(73.9)

Loss per share available to IPG common stockholders – basic and diluted	$(0.15)	$(0.16)

Weighted-average number of common shares outstanding – basic and diluted	471.3	464.0

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Millions)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS:
Cash and cash equivalents	$1,928.8	$2,495.2
Marketable securities	12.7	10.9
Accounts receivable, net of allowance of $63.5 and $66.0	3,411.5	3,756.5
Expenditures billable to clients	1,127.6	1,100.1
Other current assets	296.1	275.0

Total current assets	6,776.7	7,637.7
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,118.2 and $1,119.1	460.6	490.1
Deferred income taxes	428.1	398.3
Goodwill	3,306.1	3,321.0
Other assets	417.9	416.0

TOTAL ASSETS	$11,389.4	$12,263.1

LIABILITIES:
Accounts payable	$3,607.3	$4,003.9
Accrued liabilities	2,265.6	2,593.1
Short-term borrowings	86.3	93.4
Current portion of long-term debt	215.5	215.2

Total current liabilities	6,174.7	6,905.6
Long-term debt	1,634.5	1,638.0
Deferred compensation	485.5	503.2
Other non-current liabilities	375.1	402.2

TOTAL LIABILITIES	8,669.8	9,449.0

Redeemable noncontrolling interests (see Note 3)	255.1	277.8

STOCKHOLDERS’ EQUITY:
Preferred stock	525.0	525.0
Common stock	47.2	47.1
Additional paid-in capital	2,445.9	2,441.0
Accumulated deficit	(389.4)	(324.8)
Accumulated other comprehensive loss, net of tax	(190.7)	(176.6)

	2,438.0	2,511.7
Less: Treasury stock	(14.1)	(14.0)

Total IPG stockholders’ equity	2,423.9	2,497.7
Noncontrolling interests	40.6	38.6

TOTAL STOCKHOLDERS’ EQUITY	2,464.5	2,536.3

TOTAL LIABILITIES AND EQUITY	$11,389.4	$12,263.1

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Millions)

(Unaudited)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70.3)	$(73.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	37.4	41.8
Provision for uncollectible receivables	1.1	3.9
Amortization of restricted stock and other non-cash compensation	13.7	9.3
Amortization of bond discounts and deferred financing costs	(1.0)	7.6
Deferred income tax benefit	(38.7)	(48.2)
Other	10.9	(7.3)
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	271.6	520.9
Expenditures billable to clients	(39.1)	17.2
Prepaid expenses and other current assets	(26.5)	(22.0)
Accounts payable	(347.8)	(612.5)
Accrued liabilities	(340.7)	(388.6)
Other non-current assets and liabilities	(26.1)	(5.8)

Net cash used in operating activities	(555.5)	(557.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of businesses and investments, net of cash sold	30.1	—
Acquisitions, including deferred payments, net of cash acquired	(5.6)	(13.6)
Capital expenditures	(9.4)	(11.7)
Net (purchases) sales and maturities of short-term marketable securities	(1.6)	150.7
Other investing activities	(0.5)	0.4

Net cash provided by investing activities	13.0	125.8

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(4.5)	(6.5)
Preferred stock dividends	(6.9)	(6.9)
Other financing activities	(4.8)	(2.5)

Net cash used in financing activities	(16.2)	(15.9)

Effect of foreign exchange rate changes on cash and cash equivalents	(7.7)	(17.8)

Net decrease in cash and cash equivalents	(566.4)	(465.2)
Cash and cash equivalents at beginning of period	2,495.2	2,107.2

Cash and cash equivalents at end of period	$1,928.8	$1,642.0

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(Amounts in Millions)

(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2009	$525.0	486.5	$47.1	$2,441.0	$(324.8)	$(176.6)	$(14.0)	$2,497.7	$38.6	$2,536.3
Net loss					(64.6)			(64.6)	(5.7)	(70.3)
Foreign currency translation adjustment, net of tax						(15.2)		(15.2)	(0.1)	(15.3)
Changes in market value of securities available-for-sale, net of tax						0.1		0.1		0.1
Unrecognized losses, transition obligation and prior service cost, net of tax						1.0		1.0		1.0

Total comprehensive loss								$(78.7)	$(5.8)	$(84.5)

Reclassifications related to redeemable noncontrolling interests									12.8	12.8
Noncontrolling interest transactions				(0.2)				(0.2)	(0.1)	(0.3)
Distributions to noncontrolling interests									(4.5)	(4.5)
Change in redemption value of redeemable noncontrolling interests				(2.3)				(2.3)		(2.3)
Preferred stock dividends				(6.9)				(6.9)		(6.9)
Stock-based compensation				15.7				15.7		15.7
Restricted stock, net of forfeitures		(0.4)	0.1	(3.3)				(3.2)		(3.2)
Other		0.1	—	1.9			(0.1)	1.8	(0.4)	1.4

Balance at March 31, 2010	$525.0	486.2	$47.2	$2,445.9	$(389.4)	$(190.7)	$(14.1)	$2,423.9	$40.6	$2,464.5

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss—(Continued)

(Amounts in Millions)

(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2008	$525.0	477.1	$46.4	$2,413.5	$(446.1)	$(318.5)	$(14.0)	$2,206.3	$37.9	$2,244.2
Net loss					(67.0)			(67.0)	(6.6)	(73.6)
Foreign currency translation adjustment, net of tax						(26.4)		(26.4)	—	(26.4)
Changes in market value of securities available-for-sale, net of tax						(0.3)		(0.3)		(0.3)
Unrecognized losses, transition obligation and prior service cost, net of tax						2.2		2.2		2.2

Total comprehensive loss								$(91.5)	$(6.6)	$(98.1)

Reclassifications related to redeemable noncontrolling interests									6.0	6.0
Noncontrolling interest transactions				(1.5)				(1.5)	(0.7)	(2.2)
Distributions to noncontrolling interests									(6.5)	(6.5)
Change in redemption value of redeemable noncontrolling interests				4.3				4.3		4.3
Preferred stock dividends				(6.9)				(6.9)		(6.9)
Stock-based compensation				9.5				9.5		9.5
Restricted stock, net of forfeitures		1.7	0.3	(5.6)				(5.3)		(5.3)
Other		0.1	(0.1)	2.6				2.5	0.6	3.1

Balance at March 31, 2009	$525.0	478.9	$46.6	$2,415.9	$(513.1)	$(343.0)	$(14.0)	$2,117.4	$30.7	$2,148.1

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 1:   Basis of Presentation

The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and subsidiaries (the “IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2009 Annual Report on Form 10-K.

In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior periods to conform to the current period presentation.

Note 2:   Loss Per Share

Loss per basic and diluted common share available to IPG common stockholders equals net loss available to IPG common stockholders divided by the weighted-average number of common shares outstanding for the applicable period.

We may be required to calculate loss per basic share using the two-class method, pursuant to authoritative guidance for earnings per share, as a result of our redeemable noncontrolling interests. Each reporting period, redeemable noncontrolling interests are reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value will also impact additional paid-in capital, but will not impact net loss. Adjustments as a result of currency translation will affect the redeemable noncontrolling interest balance, but do not impact additional paid-in capital. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net loss available to IPG common stockholders (used to calculate loss per share) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of these reductions to net loss available to IPG common stockholders (used to calculate loss per share) is limited to cumulative prior-period reductions. The following sets forth basic and diluted loss per common share available to IPG common stockholders.

	Three months ended March 31,
	2010	2009
Net loss available to IPG common stockholders	$(71.5)	$(73.9)
Weighted-average number of common shares outstanding – basic and diluted	471.3	464.0
Loss per share available to IPG common stockholders – basic and diluted	$(0.15)	$(0.16)

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Basic and diluted shares outstanding and loss per share are equal for the three months ended March 31, 2010 and 2009 because our potentially dilutive securities are antidilutive as a result of the net loss available to IPG common stockholders in each period presented. The following table presents the potential shares excluded from diluted loss per share because the effect of including these potential shares would be antidilutive.

	Three months ended March 31,
	2010	2009
Stock options and non-vested restricted stock awards	10.8	9.9
4.75% Notes	16.1	16.1
4.25% Notes	32.2	32.2
4.50% Notes	—	0.7
Series B Preferred Stock	38.4	38.4

Total	97.5	97.3

Securities excluded from the diluted loss per share calculation because the exercise price was greater than the average market price:
Stock options [1]	20.7	26.6
Warrants [2]	—	67.9

[1]

These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury stock method would reduce this amount.

[2]

The potential dilutive impact of the warrants was based upon the difference between the market price of one share of our common stock and the stated exercise prices of the warrants, adjusted to reflect the period during which the warrants were outstanding. The warrants expired in June 2009.

Note 3:   Supplementary Data

Accrued Liabilities

	March 31, 2010	December 31, 2009
Media and production expenses	$1,724.7	$1,936.1
Salaries, benefits and related expenses	288.5	405.7
Office and related expenses	58.0	59.5
Professional fees	20.6	20.4
Interest	25.1	46.6
Acquisition obligations	51.9	16.6
Other	96.8	108.2

Total accrued liabilities	$2,265.6	$2,593.1

2004 Restatement Liabilities

As part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. Also, as part of the 2004 Restatement, we recognized liabilities related to internal investigations and international compensation arrangements. As of March 31, 2010 and December 31, 2009 we had total 2004 Restatement liabilities of $104.3 and $109.2, respectively, of which vendor discounts and credits represented $101.4 and $106.4, respectively.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Redeemable Noncontrolling Interests

Many of our acquisitions include provisions under which the noncontrolling equity owners can require us to purchase additional interests in a subsidiary at their discretion. Payments for these redeemable noncontrolling interests are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress. The following table presents changes in our redeemable noncontrolling interests.

	Three months ended March 31,
	2010	2009
Balance at beginning of period	$277.8	$288.4
Noncontrolling interest balance related to redeemable noncontrolling interests	(12.8)	(6.0)
Changes in redemption value of redeemable noncontrolling interests:
Redeemable noncontrolling interests related to current year transactions	2.4	2.1
Redemptions and reclassifications	(16.7)	(2.3)
Redemption value adjustments [1]	4.4	(3.3)

Balance at end of period	$255.1	$278.9

[1]

Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustment to the redemption value impacts additional paid-in capital, except adjustments as a result of currency translation.

Note 4:  Debt and Credit Arrangements

Long-Term Debt

A summary of the carrying amounts and fair values of our long-term debt is as follows.

			March 31, 2010		December 31, 2009
	Effective Interest Rate		Book Value	Fair Value [2]	Book Value	Fair Value [2]
Floating Rate Senior Unsecured Notes due 2010 (less unamortized discount of $1.4)	8.65%		$212.4	$211.0	$211.7	$210.5
7.25% Senior Unsecured Notes due 2011	7.25	% [1]	36.3	36.0	36.3	36.2
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.5) [3]	6.29	% [1]	353.9	350.9	351.5	332.5
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $11.4)	10.38%		588.6	681.0	588.3	666.0
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $6.6)	3.50%		206.6	215.4	207.2	213.3
4.25% Convertible Senior Notes due 2023 (plus unamortized premium of $28.3)	0.58%		428.3	419.4	431.9	416.4
Other notes payable and capitalized leases			23.9		26.3

Total long-term debt			1,850.0		1,853.2
Less: current portion			215.5		215.2

Long-term debt, excluding current portion			$1,634.5		$1,638.0

[1]	Excludes the effect of related gains/losses on interest rate swaps.
[2]	Fair values are derived from trading quotes by institutions making a market in the securities and estimations of value by those institutions using proprietary models.
[3]

As of December 31, 2009, the book value includes an increase of $1.3, resulting from fair value adjustments to the hedged debt related to interest rate swap agreements outstanding during 2009. In February 2010, we terminated all of these interest rate swaps agreements. See “Interest Rate Swaps” below for further information.

In April 2010, we repurchased $21.4 aggregate principal amount of our Floating Rate Senior Unsecured Notes due 2010 that were scheduled to mature in November 2010 for $21.5 in cash, which includes accrued and unpaid interest.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Interest Rate Swaps

In February 2010, we terminated all of the interest rate swaps related to our 6.25% Senior Unsecured Notes due 2014. We received a total of $5.4 in cash, which included accrued and unpaid interest. The related gain of $3.9 will be amortized as a reduction to interest expense over the remaining term of the notes, resulting in an annual effective interest rate of 6.0%.

Credit Facilities

On April 23, 2010 we amended and restated our credit agreement originally dated as of July 18, 2008, (the “Credit Agreement”), which increased commitments of the lenders to $650.0 from $335.0. The Credit Agreement is a revolving facility expiring July 18, 2013, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $650.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.

We were in compliance with all applicable restrictive and financial covenants in the Credit Agreement as of March 31, 2010, which was prior to the April 23, 2010 amendment and restatement. The revised financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter: (i) an interest coverage ratio (EBITDA to net interest expense plus cash dividends on convertible preferred stock) for the four quarters then ended of not less than 3.75 to 1 for the second and third quarters of 2010, 4.00 to 1 for the fourth quarter of 2010, 4.25 to 1 for the first quarter of 2011, and stepping up gradually until we reach 5.75 to 1 for the third quarter of 2012 and thereafter; (ii) a leverage ratio (debt as of such date to EBITDA) for the four quarters then ended of not greater than 3.75 to 1 for the second and third quarters of 2010, 3.25 to 1 for the fourth quarter of 2010 and the first two quarters of 2011 and stepping down gradually until we reach 2.50 to 1 for the second quarter of 2012 and thereafter; and (iii) minimum EBITDA for the four quarters then ended of not less than $550.0 through the third quarter of 2011 and $600.0 thereafter. For purposes of the leverage ratio and interest coverage ratio calculated for any date in 2010, we may exclude from our total debt up to $300.0 of any new senior notes we issue in 2010 with a minimum maturity of five years, less the amount of proceeds of such new indebtedness that are applied to reduce the principal amount of certain of our debt that is currently outstanding. Under certain circumstances, up to $85.0 in principal amount of such new senior notes may be permanently excluded from total debt for purposes of such covenant calculations.

Note 5:  Income Taxes

For the three months ended March 31, 2010, the difference between the effective tax rate and the statutory rate of 35% is primarily due to losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances, the establishment of valuation allowances in Europe and the loss from the devaluation of the Venezuelan currency, for which we received no tax benefit.

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

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

We are effectively settled with respect to U.S. federal income tax audits for years prior to 2007. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 1999, or non-U.S. income tax audits for years prior to 2000.

On March 18, 2010, the Hiring Incentives to Restore Employment (HIRE) Act was signed into law. This Act primarily provides employers with tax incentives to hire and retain new employees. There was no material impact on us in the first quarter of 2010. While we continue to assess the future impact of the Act on us, we do not expect a material impact to our effective or cash tax rates.

On March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law, amending the Patient Protection and Affordable Care Act, the comprehensive health care reform legislation that was enacted on March 23, 2010. These Acts include significant tax law changes, including a decrease in the deduction for retiree health care costs, the codification of the economic substance doctrine and a provision to increase tax information reporting. There was no material impact on us in the first quarter of 2010. While we continue to assess the future impact of these Acts on us, we do not expect a material impact to our effective or cash tax rates.

Note 6:  Incentive Compensation Plans

We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders.

Stock-Based Compensation

We issued the following stock-based awards under the 2009 Performance Incentive Plan (the “2009 PIP”) during the three months ended March 31, 2010.

	Awards	Weighted-average grant-date fair value (per award)
Stock options	0.5	$3.88
Stock-settled awards	3.4	$8.43
Cash-settled awards	0.6	$8.45

Total stock-based compensation awards	4.5

Cash Awards

During the three months ended March 31, 2010, the Compensation Committee granted cash awards under the Interpublic Restricted Cash Plan and performance cash awards under the 2009 PIP with a total target value of $28.1 and $18.1, respectively, which will be amortized over the vesting period. Additional performance cash awards of $19.0 were granted under the 2009 PIP and are expected to be settled in shares upon vesting and therefore fall within the scope of authoritative guidance for stock compensation.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 7:  Employee Benefits

We have a defined benefit plan which covers substantially all regular U.S. employees employed through March 31, 1998. Some of our agencies have additional domestic plans which are closed to new participants. We also have numerous plans outside of the U.S., some of which are funded, while others provide payments at the time of retirement or termination under applicable labor laws or agreements. Some of our domestic and foreign subsidiaries also provide postretirement health benefits to eligible employees and their dependents. Additionally, some of our domestic subsidiaries provide postretirement life insurance to eligible employees. Certain immaterial foreign pension plans have been excluded from the table below. The components of net periodic cost for the domestic pension plans, the principal foreign pension plans and the postretirement benefit plans are listed below.

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
Three months ended March 31,	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$3.2	$2.6	$0.1	$0.1
Interest cost	1.8	2.0	5.9	5.4	0.8	0.8
Expected return on plan assets	(1.6)	(1.9)	(4.4)	(3.2)	—	—
Settlement losses	—	—	0.4	—	—	—
Amortization of:
Prior service cost	—	—	0.1	—	—	—
Unrecognized actuarial losses	2.3	2.5	0.5	0.6	—	—

Net periodic cost	$2.5	$2.6	$5.7	$5.4	$0.9	$0.9

For the three months ended March 31, 2010, we contributed $6.5 to our foreign pension plans, while contributions to our domestic pension plans were $9.6. For the remainder of 2010, we expect to contribute approximately $17.0 to our foreign pension plans, while contributions to our domestic pension plans are expected to be negligible. A significant portion of our contributions to the foreign pension plans relates to the Interpublic Pension Plan in the U.K. (the “U.K. Pension Plan”). Additionally, we are in the process of modifying the schedule of employer contributions for the U.K. Pension Plan, which we expect to finalize in 2010. As a result, our contributions to our foreign pension plans may increase in 2010 and subsequent years.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 8:  Segment Information

We have two reportable segments: Integrated Agency Networks (“IAN”), which is comprised of Draftfcb, Lowe, McCann Worldgroup, Mediabrands and our domestic integrated agencies, and Constituency Management Group (“CMG”), which is comprised of a number of our specialist marketing service offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income (loss), excluding the impact of restructuring and other reorganization-related charges (reversals) and long-lived asset impairment and other charges, if applicable. Segment information is presented consistently with the basis described in our 2009 Annual Report on Form 10-K. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended March 31,
	2010	2009
Revenue:
IAN	$1,119.5	$1,114.9
CMG	221.8	210.4

Total	$1,341.3	$1,325.3

Segment operating loss:
IAN	$(34.1)	$(57.5)
CMG	8.5	4.5
Corporate and other	(33.5)	(29.1)

Total	(59.1)	(82.1)

Restructuring and other reorganization-related (charges) reversals	(0.3)	0.2
Interest expense	(32.6)	(34.8)
Interest income	6.5	12.3
Other income, net	0.5	4.9

Loss before income taxes	$(85.0)	$(99.5)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$28.9	$32.6
CMG	3.4	3.6
Corporate and other	5.1	5.6

Total	$37.4	$41.8

Capital expenditures:
IAN	$8.6	$8.4
CMG	0.3	0.9
Corporate and other	0.5	2.4

Total	$9.4	$11.7

	March 31, 2010	December 31, 2009
Total assets:
IAN	$9,235.6	$9,763.9
CMG	891.1	897.8
Corporate and other	1,262.7	1,601.4

Total	$11,389.4	$12,263.1

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

There were no changes to the our valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during the three months ended March 31, 2010. The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2010
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
Assets
Cash equivalents	$1,239.1	$—	$—	$1,239.1	Cash and cash equivalents
Short-term marketable securities	12.7	—	—	12.7	Marketable securities
Long-term investments	1.3	13.8	—	15.1	Other assets
Foreign currency derivatives [1]	—	—	0.6	0.6	Other assets

Total	$1,253.1	$13.8	$0.6	$1,267.5

As a percentage of total assets	11.0%	0.1%	—	11.1%

Liabilities
Mandatorily redeemable noncontrolling interests [2]	$—	$—	$63.5	$63.5	[3]

[1]	Fair value is derived from changes in market value of obligations denominated in foreign currency based on an internal valuation model.
[2]

Relates to obligations to purchase noncontrolling equity shares of consolidated subsidiaries, valued pursuant to authoritative guidance on mandatorily redeemable financial instruments. Fair value measurement of the obligation was based upon the amount payable as if the forward contracts were settled as of March 31, 2010.

[3]	The amount redeemable within the next twelve months is classified in accrued liabilities; any interests redeemable thereafter are classified in other non-current liabilities.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

	Assets	Liabilities
	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests
Balance as of December 31, 2009	$0.6	$47.8
Level 3 additions	—	15.8
Realized gains included in net loss	—	0.1

Balance as of March 31, 2010	$0.6	$63.5

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Level 3 additions relate to unconditional obligations to purchase additional equity interests in previous acquisitions for cash, which is considered to be a mandatorily redeemable financial instrument. Realized gains for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.

Note 10:  Commitments and Contingencies

Legal Matters

We are involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we do not believe that the outcome of such proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Guarantees

As discussed in our 2009 Annual Report on Form 10-K, we have guarantees of certain obligations of our subsidiaries relating principally to credit facilities, certain media payables and operating leases of certain subsidiaries. The amount of such parent company guarantees was approximately $769.0 as of March 31, 2010 and December 31, 2009.

Note 11:  Recent Accounting Standards

In March 2010, the Emerging Issues Task Force (“EITF”) reached a final consensus related to guidance when applying the milestone method of revenue recognition. The guidance will be effective for us beginning in January 1, 2011. The final consensus provides criteria for indentifying those deliverables in an arrangement that meet the definition of a milestone. In addition, the guidance includes enhanced quantitative and qualitative disclosure about the arrangements when an entity recognizes revenue using the milestone method. We do not expect the adoption of this guidance to have a significant impact on our Consolidated Financial Statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance for subsequent events, which is effective for us in February 2010. In accordance with the revised guidance, an SEC filer no longer will be required to disclose the date through which subsequent events have been evaluated in issued and revised financial statements. The adoption of the revised guidance did not have a material impact on our unaudited Consolidated Financial Statements.

In January 2010, the FASB issued amended guidance to enhance disclosure requirements related to fair value measurements. The amended guidance for Level 1 and Level 2 fair value measurements is effective for us January 1, 2010. The amended guidance for Level 3 fair value measurements will be effective for us January 1, 2011. The guidance requires disclosures of amounts and reasons for transfers in and out of Level 1 and Level 2 recurring fair value measurements as well as additional information related to activities in the reconciliation of Level 3 fair value measurements. The guidance expanded the disclosures related to the level of disaggregation of assets and liabilities and information about inputs and valuation techniques. The adoption of the guidance for Level 1 and Level 2 fair value measurements did not have a material impact on our unaudited Consolidated Financial Statements. We do not expect the adoption of the guidance related to Level 3 fair value measurements to have a significant impact on our Consolidated Financial Statements.

In January 2010, the FASB issued amended authoritative guidance related to consolidations when there is a decrease in ownership. The guidance is effective for us January 1, 2010. Specifically, the amendment clarifies the scope of the existing guidance and increases the disclosure requirements when a subsidiary is deconsolidated or when a group of assets is de-recognized. The adoption of the amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

In December 2009, the FASB amended authoritative guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities. The guidance is effective for us January 1, 2010. The guidance eliminates

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

the concept of a qualifying special-purpose entity and changes the criteria for derecognizing financial assets. In addition, the guidance requires additional disclosures related to a company’s continued involvement with financial assets that have been transferred. The adoption of this amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

In December 2009, the FASB amended authoritative guidance for consolidating variable interest entities. The guidance is effective for us January 1, 2010. Specifically, the guidance revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also includes revised financial statement disclosures regarding the reporting entity’s involvement, including significant risk exposures as a result of that involvement, and the impact the relationship has on the reporting entity’s financial statements. The adoption of this amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

In September 2009, the EITF reached a consensus related to revenue arrangements with multiple deliverables. The consensus was issued by the FASB as an update to authoritative guidance for revenue recognition and will be effective for us January 1, 2011. The updated guidance revises how the estimated selling price of each deliverable in a multiple element arrangement is determined when the deliverables do not have stand-alone value. In addition, the guidance requires additional disclosures about the methods and assumptions used to evaluate multiple element arrangements and to identify the significant deliverables within those arrangements. We are currently evaluating the potential impact of the amended guidance on our Consolidated Financial Statements.

Note 12:  Subsequent Events

On April 29, 2010, we launched a tender offer to purchase up to 370,000 shares (actual number) of our outstanding Series B Preferred Stock, with the price per share to be determined based on a formula taking into account the average trading price of our common shares over a reference period. We plan to use available cash to pay the aggregate purchase price of up to $400.0 (inclusive of accrued dividends) for the shares tendered.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (“IPG,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report, our 2009 Annual Report on Form 10-K, as well as our other reports on Form 8-K and other SEC filings. Our Annual Report includes additional information about our significant accounting policies and practices as well as details about our most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:

EXECUTIVE SUMMARY provides a discussion about our strategic outlook, factors influencing our business and an overview of our results of operations and liquidity.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, financing and sources of funds and debt ratings.

CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion of our accounting policies that require critical judgment, assumptions and estimates in our 2009 Annual Report on Form 10-K.

RECENT ACCOUNTING STANDARDS, by reference to Note 11 to the unaudited Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2010 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

EXECUTIVE SUMMARY

IPG is one of the world’s premier global advertising and marketing services companies. Our agencies create customized programs for clients across the full spectrum of marketing disciplines around the world. Comprehensive global services are critical to effectively serving our multinational clients, as well as our local clients in markets throughout the world, as they seek to build brands, increase sales of their products and services and gain market share in an increasingly complex and fragmented media landscape.

Our business objectives are to continue to strengthen our full range of marketing expertise and competitive positioning. We develop and invest in talent, tools and businesses that are highly relevant to the needs of our clients and offer us strong financial returns, including investment in the fastest growing geographic regions and marketing channels. Our long-term financial goals include maintaining organic revenue growth at competitive levels while expanding our operating margins. Accordingly, we remain focused on meeting the evolving needs of our clients while carefully managing our cost structure. We continually manage for more efficient discretionary spending and more effective resource utilization, including the productivity of our employees, real estate and information technology. The improvements we have made in our financial reporting and business information systems during recent years provide us with timely and actionable insights from our global operations. Our conservative approach to the balance sheet and liquidity provides us with a solid financial foundation and financial flexibility.

Beginning in the latter part of 2008 and continuing throughout 2009, the global economic recession had significant effects on the marketing budgets of our clients and on our revenue. We took considerable severance actions during this period which resulted in cost savings in both 2009 and the first quarter of 2010. In early 2010, the economic outlook in some of our key markets appears to be improving, although there remains a degree of caution on the part of marketers that continues to have an effect on the demand for advertising and marketing services. As the economic climate continues to improve, we believe we are well-positioned to benefit from a renewed focus on growth. We anticipate that different marketing disciplines, client sectors and geographic regions will exhibit varying levels of growth. As such, we continue to derive benefits from our diversified client base, global footprint and the broad range and strength of our professional offerings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

First Quarter 2010 and 2009 Highlights

	Three months ended March 31, 2010
	Total	Organic
% Increase/(Decrease)
Revenue	1.2%	(2.9%)
Salaries and related expenses	(1.7%)	(5.7%)
Office and general expenses	2.5%	(2.4%)

	Three months ended March 31,
	2010	2009
Operating margin	(4.4%)	(6.2%)
Expenses as % of revenue:
Salaries and related expenses	73.0%	75.2%
Office and general expenses	31.4%	31.0%
Net loss available to IPG common stockholders	$(71.5)	$(73.9)

Loss per share available to IPG common stockholders – basic and diluted	$(0.15)	$(0.16)

When we analyze period-to-period changes in our operating performance, we determine the portion of the change that is attributable to foreign currency rates and the net effect of acquisitions and divestitures, and the remainder we call organic change, which indicates how our underlying business performed. The performance metrics that we use to analyze our results include the organic change in revenue, salaries and related expenses and office and general expenses, and the components of operating expenses, expressed as a percentage of total consolidated revenue. Additionally, in certain of our discussions we analyze revenue by business sector, where we focus on our top 100 clients, which typically constitute 50%-55% of our annual consolidated revenues. We also analyze revenue by geographic region.

The change in our operating performance attributable to foreign currency rates is determined by converting the prior-period reported results using the current period exchange rates and comparing the prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. As a result, both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations. The primary foreign currencies that impacted our results for the first quarter of 2010 include the Euro, Pound Sterling, Brazilian Real and Australian Dollar. For the three months ended March 31, 2010, foreign currency fluctuations resulted in increases of approximately 4% in revenues and salaries and related expenses and approximately 5% in office and general expenses, which contributed to a net increase in our operating loss of approximately 6% compared to the prior-year period. During the first quarter of 2010, the U.S. Dollar was weaker against several foreign currencies compared to the prior-year period, and if this trend continues, it would increase our revenue and operating expenses, which would result in a net benefit to operating income or a net increase to operating loss in future periods.

For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offering and disposed of businesses that are not consistent with our strategic plan. For the three months ended March 31, 2010, the net effect of acquisitions and divestitures had a minimal impact on revenue and operating expenses compared to the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

RESULTS OF OPERATIONS

Consolidated Results of Operations – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

REVENUE

		Components of change				Change
	Three months ended March 31, 2009	Foreign currency	Net acquisitions/ (divestitures)	Organic	Three months ended March 31, 2010	Organic	Total
Consolidated	$1,325.3	$55.5	$(1.5)	$(38.0)	$1,341.3	(2.9%)	1.2%
Domestic	781.4	—	(1.8)	23.5	803.1	3.0%	2.8%
International	543.9	55.5	0.3	(61.5)	538.2	(11.3%)	(1.0%)
United Kingdom	111.5	10.3	—	(19.5)	102.3	(17.5%)	(8.3%)
Continental Europe	194.0	16.0	(0.8)	(30.2)	179.0	(15.6%)	(7.7%)
Asia Pacific	107.8	11.0	0.8	(7.0)	112.6	(6.5%)	4.5%
Latin America	55.1	8.3	0.3	5.5	69.2	10.0%	25.6%
Other	75.5	9.9	—	(10.3)	75.1	(13.6%)	(0.5%)

During the first quarter of 2010, our revenue increased by $16.0, or 1.2%, compared to the first quarter of 2009, primarily consisting of a favorable foreign currency impact of $55.5, partially offset by an organic revenue decrease of $38.0, or 2.9%. Our organic decrease was primarily attributable to spending declines and lost assignments from several of our largest clients in our largest sector, technology and telecom, which negatively impacted both domestic and international regions. We anticipate that this trend will continue to adversely impact our revenue during 2010. This decrease was partially offset by increases in nearly all other sectors, including the auto and transportation sector, primarily in the domestic region, due to net client wins and higher spending from existing clients. The organic declines in our international markets were primarily concentrated in Continental Europe and the United Kingdom.

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

Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended March 31,
	2010	2009
Salaries and related expenses	$979.3	$996.5
Office and general expenses	421.1	410.9
Restructuring and other reorganization-related charges (reversals)	0.3	(0.2)

Total operating expenses	$1,400.7	$1,407.2

Operating loss	$(59.4)	$(81.9)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Salaries and Related Expenses

		Components of change				Change
	2009	Foreign currency	Net acquisitions/ (divestitures)	Organic	2010	Organic	Total
Three months ended March 31,	$996.5	$40.3	$(1.0)	$(56.5)	$979.3	(5.7%)	(1.7%)

Salaries and related expenses in the first quarter of 2010 decreased by $17.2 compared to the first quarter of 2009, primarily consisting of an organic decrease of $56.5 partially offset by an adverse foreign currency rate impact of $40.3. The organic improvement was due to lower base salaries, benefits and temporary help of $45.4, primarily related to work force reductions across all networks to respond to difficult economic conditions during 2009. We expect to continue to recognize benefits from the severance actions taken during 2009 in base salaries and benefits throughout 2010. We did not incur the same level of severance in the first quarter of 2010 as compared to the first quarter of 2009, resulting in an organic decline of $33.6 in severance expense. The decrease was partially offset by higher incentive award expense of $12.4 primarily due to the impact of a favorable adjustment in the first quarter of 2009 to our forfeiture rate as a result of higher actual forfeitures compared to estimates.

We have evaluated the provisions of the recently enacted Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and believe they will not have a significant impact on us in the foreseeable future.

Changes in our incentive awards mix can impact future-period expense, as annual bonus awards are expensed during the year they are earned and long-term incentive awards are expensed over the performance period, generally three years. Factors impacting long-term incentive awards are the actual number of awards vesting, the change in our stock price and changes to our projected results, which could impact the achievement of certain performance targets. See Note 6 to the unaudited Consolidated Financial Statements for further information on our incentive compensation plans.

The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Three months ended March 31,
	2010	2009
Salaries and related expenses	73.0%	75.2%
Base salaries, benefits and tax	61.7%	64.3%
Incentive expense	4.0%	3.0%
Severance expense	0.8%	3.1%
Temporary help	3.6%	2.7%
All other salaries and related expenses	2.9%	2.1%

Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, decreased to 73.0% in the first quarter of 2010 from 75.2% in the first quarter of 2009, primarily driven by lower base salaries, benefits and tax and severance expense, partially offset by an increase in incentive award expense.

Office and General Expenses

		Components of change				Change
	2009	Foreign currency	Net acquisitions/ (divestitures)	Organic	2010	Organic	Total
Three months ended March 31,	$410.9	$20.1	$(0.2)	$(9.7)	$421.1	(2.4%)	2.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Office and general expenses in the first quarter of 2010 increased by $10.2 compared to the first quarter of 2009, primarily consisting of an adverse foreign currency rate impact of $20.1 partially offset by an organic decrease of $9.7. The organic improvement was primarily related to lower occupancy costs, which is partly due to lease terminations we initiated in 2009, and lower professional fees. This was partially offset by a foreign exchange loss related to our Venezuelan agencies transitioning to inflationary accounting as of January 1, 2010. As a result, we recorded a foreign currency exchange translation loss of approximately $5.0 in the first quarter of 2010 primarily due to the significant devaluation that occurred to the official rate in January 2010. We do not have significant operations in Venezuela, and therefore we do not expect this devaluation to have a material impact to our future operating results.

The following table details our office and general expenses as a percentage of total consolidated revenue. All other office and general expenses primarily include production expenses, and to a lesser extent, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Three months ended March 31,
	2010	2009

Office and general expenses	31.4%	31.0%
Professional fees	2.1%	2.3%
Occupancy expense (excluding depreciation and amortization)	9.3%	9.6%
Travel & entertainment, office supplies and telecommunications	4.1%	4.0%
All other office and general expenses	15.9%	15.1%

Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, increased slightly to 31.4% in the first quarter of 2010 from 31.0% in the first quarter of 2009, primarily driven by foreign currency losses related to Venezuela, partially offset by lower occupancy costs and professional fees.

EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2010	2009
Cash interest on debt obligations	$(33.5)	$(35.4)
Non-cash interest	0.9	0.6

Interest expense	(32.6)	(34.8)
Interest income	6.5	12.3

Net interest expense	(26.1)	(22.5)
Other income, net	0.5	4.9

Total (expenses) and other income	$(25.6)	$(17.6)

Net Interest Expense

For the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, cash interest expense, largely related to our short-term obligations, and interest income both decreased, primarily due to lower interest rates, mostly in the United Kingdom, Continental Europe and the United States. Non-cash interest expense was virtually unchanged compared to the prior year period due to a decrease of deferred warrant costs and amortization of debt issuance costs in connection with the expiration of our $750.0 Three-Year Credit Agreement, dated as of June 13, 2006, in June 2009, offset by changes in the value of obligations to purchase noncontrolling equity shares of consolidated subsidiaries. The value of these obligations may fluctuate depending on projected future operating performance of these subsidiaries. See Note 9 to the unaudited Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

INCOME TAXES

	Three months ended March 31,
	2010	2009
Loss before income taxes	$(85.0)	$(99.5)

Benefit of income taxes	$(15.3)	$(25.4)

The effective tax rate for the first quarter of 2010 was 18.0%, compared to 25.5% in the first quarter of 2009. Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. Specifically, for the three months ended March 31, 2010, the difference between the effective tax rate and the statutory rate of 35% is primarily due to losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances, the establishment of valuation allowances in Europe and the loss from the devaluation of the Venezuelan currency, for which we received no tax benefit.

For the three months ended March 31, 2009, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the write-off of deferred tax assets related to restricted stock.

Segment Results of Operations – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

As discussed in Note 8 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2010: Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”). We also report results for the Corporate and other group.

IAN

REVENUE

		Components of change				Change
	Three months ended March 31, 2009	Foreign currency	Net acquisitions/ (divestitures)	Organic	Three months ended March 31, 2010	Organic	Total
Consolidated	$1,114.9	$48.5	$(1.5)	$(42.4)	$1,119.5	(3.8%)	0.4%
Domestic	641.5	—	(1.8)	3.5	643.2	0.5%	0.3%
International	473.4	48.5	0.3	(45.9)	476.3	(9.7%)	0.6%

During the first quarter of 2010, IAN revenue increased by $4.6 compared to the first quarter of 2009, primarily consisting of a favorable foreign currency impact of $48.5 partially offset by an organic revenue decrease of $42.4. The organic revenue decrease was primarily driven by spending declines and lost assignments from several of our largest clients in our largest sector, technology and telecom. This decrease was partially offset by increases in nearly all other sectors, primarily in the domestic region, due to increased client spending and net client wins in certain of our advertising and media businesses. The international organic decrease was predominantly at our advertising businesses, with the largest impact in the Continental Europe region, primarily in Germany and France, and the Asia Pacific region, primarily in China.

SEGMENT OPERATING LOSS

	Three months ended March 31,
	2010	2009	Change
Segment operating loss	$(34.1)	$(57.5)	(40.7%)
Operating margin	(3.0%)	(5.2%)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Operating loss improved during the first quarter of 2010 when compared to the first quarter of 2009 due to decreases in salaries and related expenses of $21.2 and increases in revenue of $4.6, partially offset by increases in office and general expenses of $2.4. The decrease in salaries and related expenses was primarily due to lower base salaries, benefits and temporary help, as well as lower severance expense resulting from work force actions in 2009 across all agencies within IAN. These reductions were partially offset by an increase in incentive award expense during the first quarter of 2010 consistent with the explanations provided in the consolidated Salaries and Related Expenses section. In addition, the operating loss includes a foreign currency exchange translation loss of approximately $5.0 related to the significant devaluation to the currency of Venezuela.

CMG

REVENUE

		Components of change				Change
	Three months ended March 31, 2009	Foreign currency	Net acquisitions/ (divestitures)	Organic	Three months ended March 31, 2010	Organic	Total
Consolidated	$210.4	$7.0	$—	$4.4	$221.8	2.1%	5.4%
Domestic	139.9	—	—	20.0	159.9	14.3%	14.3%
International	70.5	7.0	—	(15.6)	61.9	(22.1%)	(12.2%)

During the first quarter of 2010, CMG revenue increased by $11.4, compared to the first quarter of 2009, due to a favorable foreign currency impact of $7.0 and an organic revenue increase of $4.4. The domestic organic revenue increase was primarily due to net client wins in our events and sports marketing businesses as well as our public relations businesses. The international organic decrease occurred primarily in the United Kingdom in our events marketing business due to the completion of several projects with existing clients in the first quarter of 2009 that did not recur in the first quarter of 2010. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete.

SEGMENT OPERATING INCOME

	Three months ended March 31,
	2010	2009	Change
Segment operating income	$8.5	$4.5	88.9%
Operating margin	3.8%	2.1%

Operating income increased during the first quarter of 2010 when compared to the first quarter of 2009 due to an increase in revenue of $11.4, partially offset by increases in office and general expenses of $4.5 and salaries and related expenses of $2.9. Office and general expenses increased primarily due to higher production expenses. Salaries and related expenses increased primarily due to an unfavorable foreign currency impact.

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line item within total segment operating loss and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, bonuses, and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses also include

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of these expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Corporate and other expenses increased during the first quarter of 2010 by $4.4 to $33.5 compared to the first quarter of 2009. Corporate and other expenses increased as a result of lower expense allocations to our operating units in the first quarter of 2010 when compared to the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Our key liquidity metrics are operating cash flow and changes in working capital. The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Three months ended March 31,
Cash Flow Data	2010	2009
Net cash used in operating activities	$(555.5)	$(557.3)
Net cash provided by investing activities	13.0	125.8
Net cash used in financing activities	(16.2)	(15.9)

Net working capital usage (included in operating activities)	$(482.5)	$(485.0)

Balance Sheet Data	March 31, 2010	December 31, 2009	March 31, 2009
Cash, cash equivalents and marketable securities	$1,941.5	$2,506.1	$1,658.5

Short-term borrowings	$86.3	$93.4	$73.6
Current portion of long-term debt	215.5	215.2	253.6
Long-term debt	1,634.5	1,638.0	1,781.9

Total debt	$1,936.3	$1,946.6	$2,109.1

Operating Activities

Net cash used in operating activities during the first three months of 2010 was $555.5, which is an improvement of $1.8 as compared to the first three months of 2009, primarily the result of an improvement in net loss of $3.3. Net cash used in operating activities primarily reflects net loss of $70.3, working capital cash usage of $482.5 and net adjustments to reconcile net loss of $23.4. Net adjustments to reconcile net loss primarily include depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation and deferred income tax benefits. Cash generated or used by working capital reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. Due to the seasonality of our business, we typically generate cash from working capital in the fourth quarter and use cash from working capital in the first quarter. The net working capital usage in the first three months of 2010 was primarily impacted by our media businesses.

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

Investing Activities

Net cash provided by investing activities during the first three months of 2010 includes net proceeds from the sales of investments, partially offset by capital expenditures and deferred payments on prior acquisitions.

Financing Activities

Net cash used in financing activities during the first three months of 2010 primarily reflects dividend payments of $6.9 on our Series B Preferred Stock and distributions to noncontrolling interests of $4.5.

Foreign Exchange Rate Changes

The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a decrease of $7.7 during the three months ended March 31, 2010. This decrease primarily reflects the weakening of the Euro against the U.S. Dollar during this period.

LIQUIDITY OUTLOOK

We expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We also have a committed corporate credit facility available to support our operating needs. Although we believe economic conditions are improving, the impact of the global economic recession continues to have a lagging effect on the demand for advertising and marketing services and could challenge our level of cash generation from operations. We continue to maintain a conservative approach to liquidity, which we believe is appropriate for us. We maintain substantial flexibility over significant uses of cash, including our capital expenditures and cash used for new acquisitions. We are closely managing our spending and will defer or limit discretionary spending where appropriate, while continuing to position ourselves for growth in the future.

From time to time we evaluate market conditions and financing alternatives for opportunities to raise additional financing or otherwise improve our liquidity profile and enhance our financial flexibility. Our ability to access the capital markets depends on a number of factors, which include those specific to us, such as our credit rating, and those related to the financial markets, such as the amount or terms of available credit. There can be no guarantee that we would be able to access new sources of liquidity on commercially reasonable terms.

Funding Requirements

Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, acquisitions, capital expenditures, debt service, preferred stock dividends, contributions to pension and postretirement plans and taxes. Additionally, we may be required to make payments to minority owners if certain put options related to prior acquisitions are exercised. Notable funding requirements include:

•

Debt service – Our Floating Rate Senior Unsecured Notes due 2010 (the “2010 Notes”) matures on November 15, 2010. As of March 31, 2010 we had $213.7 aggregate principal amount of the 2010 Notes outstanding, and in April 2010 we repurchased $21.4 aggregate principal amount of the 2010 Notes. We expect to use available cash to retire the remaining 2010 Notes. The remainder of our debt is primarily long-term, with maturities scheduled from August 2011 to 2023.

•

Acquisitions – In addition to cash expenditures for new acquisitions, for the remainder of 2010 we expect to pay approximately $34.0 related to acquisitions completed in previous years. We may also be required to pay

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

approximately $22.0 related to put options that are exercisable during 2010. We expect to continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth markets.

•

Contributions to pension and postretirement plans – Our funding policy regarding our pension plans is to contribute amounts necessary to satisfy minimum pension funding requirements, plus such additional amounts as we consider appropriate to improve the plans’ funded status. For the three months ended March 31, 2010, we contributed $6.5 to our foreign pension plans, while contributions to our domestic pension plans were $9.6. For the remainder of 2010, we expect to contribute approximately $17.0 to our foreign pension plans, while contributions to our domestic pension plans are expected to be negligible. A significant portion of our contributions to the foreign pension plans relates to the Interpublic Pension Plan in the U.K. (the “U.K. Pension Plan”). Additionally, we are in the process of modifying the schedule of employer contributions for the U.K. Pension Plan, which we expect to finalize in 2010. As a result, our contributions to our foreign pension plans may increase in 2010 and subsequent years.

•

Preferred stock – We pay regular quarterly dividends on our Series B Preferred Stock of $6.9, or $27.6 annually. On April 29, 2010, we launched a tender offer to purchase up to 370,000 shares (actual number) of our outstanding Series B Preferred Stock, with the price per share to be determined based on a formula taking into account the average trading price of our common shares over a reference period. We plan to use available cash to pay the aggregate purchase price of up to $400.0 (inclusive of accrued dividends) for the shares tendered.

FINANCING AND SOURCES OF FUNDS

Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, primarily at the holding company level and at our largest subsidiaries. Below is a summary of our sources of liquidity.

	March 31, 2010
	Total Facility		Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities					$1,941.5
Committed
Credit Agreement	$335.0	[2]	$—	$18.7	$316.3
Uncommitted	$414.6		$86.3	$0.1	$328.2

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.
[2]	On April 23, 2010, the size of this facility was increased from $335.0 to $650.0.

Credit Facilities

We maintain a committed corporate credit facility to increase our financial flexibility. On April 23, 2010 we amended and restated our credit agreement originally dated as of July 18, 2008 (the “Credit Agreement”), which increased commitments of the lenders to $650.0 from $335.0. We have not drawn on any of our corporate credit facilities since 2003, although we use them for letters of credit primarily to support obligations of our subsidiaries. The Credit Agreement is a revolving facility expiring July 18, 2013, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $650.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.

The revised financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter: (i) an interest coverage ratio (EBITDA to net interest expense plus cash dividends on convertible preferred stock) for the four

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

quarters then ended of not less than 3.75 to 1 for the second and third quarters of 2010, 4.00 to 1 for the fourth quarter of 2010, 4.25 to 1 for the first quarter of 2011, and stepping up gradually until we reach 5.75 to 1 for the third quarter of 2012 and thereafter; (ii) a leverage ratio (debt as of such date to EBITDA) for the four quarters then ended of not greater than 3.75 to 1 for the second and third quarters of 2010, 3.25 to 1 for the fourth quarter of 2010 and the first two quarters of 2011 and stepping down gradually until we reach 2.50 to 1 for the second quarter of 2012 and thereafter; and (iii) minimum EBITDA for the four quarters then ended of not less than $550.0 through the third quarter of 2011 and $600.0 thereafter. For purposes of the leverage ratio and interest coverage ratio calculated for any date in 2010, we may exclude from our total debt up to $300.0 of any new senior notes we issue in 2010 with a minimum maturity of five years, less the amount of proceeds of such new indebtedness that are applied to reduce the principal amount of certain of our debt that is currently outstanding. Under certain circumstances, up to $85.0 in principal amount of such new senior notes may be permanently excluded from total debt for purposes of such covenant calculations.

We were in compliance with all applicable restrictive and financial covenants in the Credit Agreement as of March 31, 2010, which was prior to the April 23, 2010 amendment and restatement that established the financial covenant levels described in the preceding paragraph. The table below shows the status of our compliance with the financial covenants as of March 31, 2010.

Financial Covenants	Four Quarters Ended March 31, 2010	EBITDA Reconciliation	Four Quarters Ended March 31, 2010
Interest coverage ratio (not less than)	3.75x	Operating income	$363.8
Actual interest coverage ratio	4.35x	Add:

		Depreciation and amortization	219.3
Leverage ratio (not greater than)	3.75x	Non-cash charges	0.7

Actual leverage ratio	3.32x	EBITDA	$583.8

EBITDA (not less than)	$520.0
Actual EBITDA	$583.8

If we are unable to comply with our financial covenants in the future, we would seek an additional amendment or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we do not comply with these financial covenants and are unable to obtain the necessary amendment or waiver, the Credit Agreement could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit under the Credit Agreement.

In December 2009, we entered into a letter of credit agreement (the “2009 LC Agreement”). This agreement provides additional letter of credit capacity and enabled us to replace a portion of the letters of credit that were previously outstanding under the Credit Agreement, which freed up additional borrowing capacity under the Credit Agreement. Under the 2009 LC Agreement, the face amount of letters of credit outstanding is subject to an aggregate limit at any one time of £45.0 (equivalent as of March 31, 2010 to $67.4). As of March 31, 2010, we have the equivalent of $62.9 of letters of credit outstanding under the 2009 LC Agreement. IPG has guaranteed any obligations of our subsidiaries under this facility.

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States, and the amount outstanding as of March 31, 2010 was $86.3. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of March 31, 2010 was approximately 1.0%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Cash Pooling

We aggregate our net domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of March 31, 2010, the amount netted was $958.1.

DEBT RATINGS

Our long-term debt credit ratings as of April 16, 2010 are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Ba2	B+	BB+
Outlook	Positive	Positive	Positive

The most recent changes in our credit ratings occurred in March 2010 when Moody’s Investor Service upgraded our rating from Ba3 to Ba2 and Standard and Poor’s upgraded our outlook from stable to positive. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2009. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING STANDARDS

See Note 11 to the unaudited Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2010 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the three months ended March 31, 2010. Our exposure to market risk for changes in interest rates primarily relates to the fair market value of our debt obligations. As of March 31, 2010 and December 31, 2009, approximately 84% of our debt obligations bore interest at fixed interest rates. We enter into interest rate swaps for risk management purposes to manage our exposure to changes in interest rates and to maintain a mix of fixed and floating rate debt. In February 2010, we terminated all of our interest rate swap agreements. See Note 4 to the unaudited Consolidated Financial Statements for more information. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our current legal proceedings is set forth in Note 10 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

In the first quarter of 2010, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2009 Annual Report on Form 10-K filed with the SEC on February 26, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from January 1, 2010 to March 31, 2010.

	Total Number of Shares (or Units) Purchased		Average Price per Share (or Unit) [3,4]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31	25,559	[1]	$6.56	—	—
February 1-28	26,804	[1]	$7.96	—	—
	15,325	[2]	$6.41
March 1-31	330,755	[1]	$8.45	—	—

Total [1]	398,443		$8.22	—	—

[1]

Consists of restricted shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the “Withheld Shares”).

[2]	Consists of 15,325 shares of our common stock that we received as consideration for the sale of our interest in a company that we previously had acquired (the “Acquisition Shares”).
[3]

The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of our common stock withheld in such month.

[4]

The price of the Acquisition Shares was determined using the closing price of $6.41 per share of our common stock on the New York Stock Exchange on February 4, 2010, the completion date of the sale of our interest in a previously acquired company.

Working Capital Restrictions and Other Limitations on the Payment of Dividends

The Credit Agreement contains certain covenants that, among other things, and subject to certain exceptions, restrict us from making cash acquisitions, making capital expenditures, repurchasing our common stock and declaring or paying cash dividends on our common stock, in excess of an aggregate basket of $600.0 million in any fiscal year, of which we may carry forward unused amounts of up to $200.0 million to the next fiscal year, provided that (a) if we have a leverage ratio of greater than 2.75 to 1 at the end of any fiscal year, we may not carry forward unused amounts, and cash common stock dividends and net share repurchases not otherwise permitted will be restricted to $400.0 million for the next fiscal year, and (b) if we have a leverage ratio of 2.75 to 1 or less at the end of any fiscal year, in the next fiscal year the aggregate basket will be $800.0 million and cash common stock dividends and net share repurchases not otherwise permitted may not exceed $600.0 million. In addition, the aggregate basket in any fiscal year, but not the amount for cash common stock and net share repurchases, may be increased, subject to certain limitations, by up to $100.0 million of net cash proceeds from dispositions made during such fiscal year.

In addition, the terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made.

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION
10(i)(A)	Amendment No. 3, dated as of January 22, 2010, to a 3-Year Credit Agreement, dated as of July 18, 2008, among The Interpublic Group of Companies, Inc. (“Interpublic”), the lenders named therein and Citibank, N.A., as administrative agent (“Citibank”), is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2010.

10(i)(B)	3-Year Credit Agreement, dated as of July 18, 2008, amended and restated as of April 23, 2010, among Interpublic, the lenders named therein and Citibank, as administrative agent.

10(iii)(A)(1)	Agreement Regarding Retirement, effective as of April 1, 2010, between Interpublic and John J. Dooner is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on March 11, 2010.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer

Date: April 29, 2010

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: April 29, 2010

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10(i)(A)	Amendment No. 3, dated as of January 22, 2010, to a 3-Year Credit Agreement, dated as of July 18, 2008, among The Interpublic Group of Companies, Inc. (“Interpublic”), the lenders named therein and Citibank, N.A., as administrative agent (“Citibank”), is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2010.

10(i)(B)	3-Year Credit Agreement, dated as of July 18, 2008, amended and restated as of April 23, 2010, among Interpublic, the lenders named therein and Citibank, as administrative agent.

10(iii)(A)(1)	Agreement Regarding Retirement, effective as of April 1, 2010, between Interpublic and John J. Dooner is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on March 11, 2010.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.