Form 10-Q
period 2010-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2010-07-29
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of July 16, 2010 was 488,820,779.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
REVENUE	$1,617.8	$1,474.4	$2,959.1	$2,799.7

OPERATING EXPENSES:
Salaries and related expenses	991.0	968.4	1,970.3	1,964.9
Office and general expenses	449.0	409.1	870.1	820.0
Restructuring and other reorganization-related charges (reversals)	0.6	0.0	0.9	(0.2)

Total operating expenses	1,440.6	1,377.5	2,841.3	2,784.7

OPERATING INCOME	177.2	96.9	117.8	15.0

EXPENSES AND OTHER INCOME:
Interest expense	(35.0)	(45.1)	(67.6)	(79.9)
Interest income	6.1	8.1	12.6	20.4
Other expense, net	(2.1)	(23.3)	(1.6)	(18.4)

Total (expenses) and other income	(31.0)	(60.3)	(56.6)	(77.9)

Income (loss) before income taxes	146.2	36.6	61.2	(62.9)
Provision for (benefit of) income taxes	63.3	3.7	48.0	(21.7)

Income (loss) of consolidated companies	82.9	32.9	13.2	(41.2)
Equity in net income (loss) of unconsolidated affiliates	0.2	(1.5)	(0.4)	(1.0)

NET INCOME (LOSS)	83.1	31.4	12.8	(42.2)
Net (income) loss attributable to noncontrolling interests	(0.6)	(3.6)	5.1	3.0

NET INCOME (LOSS) ATTRIBUTABLE TO IPG	82.5	27.8	17.9	(39.2)
Dividends on preferred stock	(2.9)	(6.9)	(9.8)	(13.8)
Benefit from preferred stock repurchased	25.7	0.0	25.7	0.0

NET INCOME (LOSS) AVAILABLE TO IPG COMMON STOCKHOLDERS	$105.3	$20.9	$33.8	$(53.0)

Earnings (loss) per share available to IPG common stockholders:
Basic	$0.22	$0.04	$0.07	$(0.11)
Diluted	$0.15	$0.04	$0.02	$(0.11)

Weighted-average number of common shares outstanding:
Basic	473.0	467.1	472.1	465.6
Diluted	544.9	507.5	531.6	465.6

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS:
Cash and cash equivalents	$1,929.9	$2,495.2
Marketable securities	12.5	10.9
Accounts receivable, net of allowance of $62.9 and $66.0	3,724.5	3,756.5
Expenditures billable to clients	1,231.5	1,100.1
Other current assets	282.4	275.0

Total current assets	7,180.8	7,637.7
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,110.5 and $1,119.1	440.4	490.1
Deferred income taxes	377.2	398.3
Goodwill	3,278.3	3,321.0
Other assets	427.9	416.0

TOTAL ASSETS	$11,704.6	$12,263.1

LIABILITIES:
Accounts payable	$4,004.8	$4,003.9
Accrued liabilities	2,445.0	2,593.1
Short-term borrowings	91.6	93.4
Current portion of long-term debt	194.3	215.2

Total current liabilities	6,735.7	6,905.6
Long-term debt	1,628.0	1,638.0
Deferred compensation	477.5	503.2
Other non-current liabilities	386.2	402.2

TOTAL LIABILITIES	9,227.4	9,449.0

Redeemable noncontrolling interests (see Note 5)	269.4	277.8

STOCKHOLDERS’ EQUITY:
Preferred stock	221.5	525.0
Common stock	47.4	47.1
Additional paid-in capital	2,462.6	2,441.0
Accumulated deficit	(306.9)	(324.8)
Accumulated other comprehensive loss, net of tax	(240.8)	(176.6)

	2,183.8	2,511.7
Less: Treasury stock	(14.1)	(14.0)

Total IPG stockholders’ equity	2,169.7	2,497.7
Noncontrolling interests	38.1	38.6

TOTAL STOCKHOLDERS’ EQUITY	2,207.8	2,536.3

TOTAL LIABILITIES AND EQUITY	$11,704.6	$12,263.1

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12.8	$(42.2)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	74.2	84.5
Provision for uncollectible receivables	6.7	8.6
Amortization of restricted stock and other non-cash compensation	26.5	24.8
Net amortization of bond discounts (premiums) and deferred financing costs	(1.8)	13.8
Loss on early extinguishment of debt	0.1	24.6
Deferred income tax provision (benefit)	4.4	(27.1)
Other	18.2	6.8
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	(144.7)	602.3
Expenditures billable to clients	(161.1)	79.2
Prepaid expenses and other current assets	(25.3)	(7.2)
Accounts payable	139.3	(710.0)
Accrued liabilities	(124.8)	(337.5)
Other non-current assets and liabilities	(26.7)	(44.0)

Net cash used in operating activities	(202.2)	(323.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of businesses and investments, net of cash sold	30.9	(0.2)
Acquisitions, including deferred payments, net of cash acquired	(9.0)	(32.2)
Capital expenditures	(28.3)	(27.7)
Net (purchases) sales and maturities of short-term marketable securities	(1.7)	157.4
Other investing activities	(1.2)	(0.6)

Net cash (used in) provided by investing activities	(9.3)	96.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of preferred stock	(265.9)	0.0
Proceeds from issuance of 10.0% Senior Notes due 2017	0.0	587.7
Purchase of long-term debt	(21.4)	(698.3)
Issuance costs and fees	(9.8)	(15.8)
Net increase in short-term bank borrowings	3.6	13.8
Distributions to noncontrolling interests	(12.1)	(17.4)
Preferred stock dividends	(13.8)	(13.8)
Other financing activities	3.5	(6.2)

Net cash used in financing activities	(315.9)	(150.0)

Effect of foreign exchange rate changes on cash and cash equivalents	(37.9)	30.0

Net decrease in cash and cash equivalents	(565.3)	(346.7)
Cash and cash equivalents at beginning of period	2,495.2	2,107.2

Cash and cash equivalents at end of period	$1,929.9	$1,760.5

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Amounts in Millions)

(Unaudited)

	Preferred Stock	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2009	$525.0	486.5	$47.1	$2,441.0	$(324.8)	$(176.6)	$(14.0)	$2,497.7	$38.6	$2,536.3
Net income (loss)					17.9			17.9	(5.1)	12.8
Foreign currency translation adjustment, net of tax						(67.8)		(67.8)	(0.1)	(67.9)
Changes in market value of securities available-for-sale, net of tax						0.1		0.1		0.1
Recognition of previously unrealized loss on securities available-for-sale, net of tax						0.0		0.0		0.0
Unrecognized losses, transition obligation and prior service cost, net of tax						3.5		3.5		3.5

Total comprehensive loss								$(46.3)	$(5.2)	$(51.5)

Reclassifications related to redeemable noncontrolling interests									16.9	16.9
Noncontrolling interest transactions				(18.8)				(18.8)	(0.1)	(18.9)
Distributions to noncontrolling interests									(12.1)	(12.1)
Change in redemption value of redeemable noncontrolling interests				(4.7)				(4.7)		(4.7)
Repurchase of preferred stock	(303.5)			35.9				(267.6)		(267.6)
Preferred stock dividends				(9.8)				(9.8)		(9.8)
Stock-based compensation				28.8				28.8		28.8
Restricted stock, net of forfeitures		2.2	0.3	(11.1)				(10.8)		(10.8)
Other		0.2	0.0	1.3			(0.1)	1.2		1.2

Balance at June 30, 2010	$221.5	488.9	$47.4	$2,462.6	$(306.9)	$(240.8)	$(14.1)	$2,169.7	$38.1	$2,207.8

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) – (continued)

(Amounts in Millions)

(Unaudited)

	Preferred Stock	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2008	$525.0	477.1	$46.4	$2,413.5	$(446.1)	$(318.5)	$(14.0)	$2,206.3	$37.9	$2,244.2
Net loss					(39.2)			(39.2)	(3.0)	(42.2)
Foreign currency translation adjustment, net of tax						47.6		47.6	1.5	49.1
Changes in market value of securities available-for-sale, net of tax						1.1		1.1		1.1
Recognition of previously unrealized gains on securities available-for-sale, net of tax						(0.3)		(0.3)		(0.3)
Unrecognized losses, transition obligation and prior service cost, net of tax						6.2		6.2		6.2

Total comprehensive income								$15.4	$(1.5)	$13.9

Reclassifications related to redeemable noncontrolling interests									15.6	15.6
Noncontrolling interest transactions				(4.1)				(4.1)	(0.9)	(5.0)
Distributions to noncontrolling interests									(17.4)	(17.4)
Change in redemption value of redeemable noncontrolling interests				10.0				10.0		10.0
Preferred stock dividends				(13.8)				(13.8)		(13.8)
Stock-based compensation				25.2				25.2		25.2
Restricted stock, net of forfeitures		9.1	0.6	(16.8)				(16.2)		(16.2)
Other		0.3	0.0	2.8				2.8	0.7	3.5

Balance at June 30, 2009	$525.0	486.5	$47.0	$2,416.8	$(485.3)	$(263.9)	$(14.0)	$2,225.6	$34.4	$2,260.0

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 1:  Basis of Presentation

The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and subsidiaries (“IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2009 Annual Report on Form 10-K.

In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior periods to conform to the current period presentation.

Note 2:  Convertible Preferred Stock

In April 2010, we launched a tender offer to purchase for cash up to 370,000 shares (actual number) of our outstanding 525,000 shares (actual number) 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”).

In May 2010, we purchased 303,526 shares (actual number) of our Series B Preferred Stock that were validly tendered for cash for an aggregate purchase price of $267.6. The aggregate purchase price was calculated as the number of shares tendered multiplied by the purchase price of $869.86 per share plus unpaid dividends of $1.9, which are prorated for the period the tendered shares were outstanding and transaction costs directly associated with the repurchase. The carrying value of the tendered shares was $293.3 and was determined based on the number of shares tendered multiplied by the $1,000 per share liquidation preference less $10.2, which is the pro-rata amount of issuance costs associated with the original issuance of the preferred stock. The benefit of $25.7 represents the excess carrying value of the tendered shares over consideration from the repurchase, which was recorded as an adjustment to additional paid-in capital. Additionally, we recorded an adjustment to additional paid-in capital of $10.2 for the pro-rata amount of issuance costs.

As of June 30, 2010, 221,474 shares (actual number) of our Series B Preferred Stock remain outstanding.

Note 3:  Earnings (Loss) Per Share

Earnings (loss) per basic common share available to IPG common stockholders equals net income (loss) available to IPG common stockholders divided by the weighted-average number of common shares outstanding for the applicable period. Diluted earnings (loss) per share available to IPG common stockholders equals net income (loss) available to IPG common stockholders adjusted to exclude, if dilutive, preferred stock dividends, allocation to participating securities, interest expense related to potentially dilutive securities calculated using the effective interest rate and benefit from preferred stock repurchased, divided by the weighted-average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued.

We may be required to calculate earnings (loss) per basic share using the two-class method, pursuant to authoritative guidance for earnings per share, as a result of our redeemable noncontrolling interests. Each reporting period, redeemable noncontrolling interests are reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value will also impact additional paid-in capital, but will not impact net income (loss). Adjustments as a result of currency translation will affect the redeemable noncontrolling interest balance, but do not impact additional paid-in capital. To the extent that the redemption value increases and exceeds the then-current fair value of a

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

redeemable noncontrolling interest, net income (loss) available to IPG common stockholders (used to calculate earnings (loss) per share) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of these reductions to net income (loss) available to IPG common stockholders (used to calculate earnings (loss) per share) is limited to cumulative prior-period reductions. The following sets forth basic and diluted earnings (loss) per common share available to IPG common stockholders.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss) available to IPG common stockholders – basic	$105.3	$20.9	$33.8	$(53.0)
Adjustments: Effect of dilutive securities
Interest on 4.25% Notes	0.4	0.4	0.7	0.0
Interest on 4.75% Notes	1.0	0.0	0.0	0.0
Benefit from preferred stock repurchased [1]	(25.7)	0.0	(21.7)	0.0

Net income (loss) available to IPG common stockholders – diluted	$81.0	$21.3	$12.8	$(53.0)

Weighted-average number of common shares outstanding – basic	473.0	467.1	472.1	465.6
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	9.8	8.2	9.3	0.0
4.25% Notes	32.2	32.2	32.2	0.0
4.75% Notes	16.1	0.0	0.0	0.0
Preferred stock repurchased	13.8	0.0	18.0	0.0

Weighted-average number of common shares outstanding – diluted	544.9	507.5	531.6	465.6

Earnings (loss) per share available to IPG common stockholders – basic	$0.22	$0.04	$0.07	$(0.11)
Earnings (loss) per share available to IPG common stockholders – diluted	$0.15	$0.04	$0.02	$(0.11)

1	For the three and six months ended June 30, 2010, the benefit from the preferred stock repurchased is excluded from net income available to IPG common stockholders for purposes of calculating diluted earnings per share since the associated common shares, if converted, were dilutive. In addition, for the six months ended June 30, 2010, the benefit is also net of $4.0 of preferred dividends that were declared during the first quarter of 2010 and associated with the preferred stock repurchased. See Note 2 for further information.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock options, non-vested restricted stock and other equity awards	0.0	0.0	0.0	7.0
4.75% Notes	0.0	16.1	16.1	16.1
4.25% Notes	0.0	0.0	0.0	32.2
4.50% Notes	0.0	0.7	0.0	0.7
Preferred stock outstanding	16.2	38.4	16.2	38.4

Total	16.2	55.2	32.3	94.4

Securities excluded from the diluted earnings (loss) per share calculation because the exercise price was greater than the average market price:
Stock options [1]	19.9	25.8	19.9	25.8
Warrants [2]	0.0	67.9	0.0	67.9

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

[1]

These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive, and application of the treasury stock method would reduce this amount.

[2]

The potential dilutive impact of the warrants was based upon the difference between the market price of one share of our common stock and the stated exercise prices of the warrants, adjusted to reflect the period during which the warrants were outstanding. The warrants expired in June 2009.

Note 4:  Debt and Credit Arrangements

Long-Term Debt

A summary of the carrying amounts and fair values of our long-term debt is as follows.

			June 30, 2010		December 31, 2009
	Effective Interest Rate		Book Value	Fair Value [2]	Book Value	Fair Value [2]
Floating Rate Senior Unsecured Notes due 2010 (less unamortized discount of $0.7)	8.65%		$191.6	$188.5	$211.7	$210.5
7.25% Senior Unsecured Notes due 2011	7.25	% [1]	36.3	35.6	36.3	36.2
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.4) [3]	6.29	% [1]	353.7	329.0	351.5	332.5
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $11.2)	10.38%		588.8	660.0	588.3	666.0
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $6.1)	3.50%		206.1	210.5	207.2	213.3
4.25% Convertible Senior Notes due 2023 (plus unamortized premium of $24.7)	0.58%		424.7	409.8	431.9	416.4
Other notes payable and capitalized leases			21.1		26.3

Total long-term debt			1,822.3		1,853.2

Less: current portion			194.3		215.2

Long-term debt, excluding current portion			$1,628.0		$1,638.0

[1]	Excludes the effect of related gains/losses on interest rate swaps.
[2]	Fair values are derived from trading quotes by institutions making a market in the securities and estimations of value by those institutions using proprietary models.
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

Credit Facilities

In April 2010, we amended and restated our credit agreement originally dated as of July 18, 2008, (the “Credit Agreement”), which increased commitments of the lenders to $650.0 from $335.0, added five new lenders and extended the Credit Agreement’s expiration. The Credit Agreement is a revolving facility expiring July 18, 2013, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $650.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

We were in compliance with all applicable restrictive and financial covenants in the Credit Agreement as of June 30, 2010. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter listed below, the following financial covenants, as defined, for the four quarters then ended.

	Q2 2010	Q3 2010	Q4 2010	Q1 2011	Q2 2011	Q3 2011	Q4 2011	Q1 2012	Q2 2012	Q3 2012 & thereafter
(i) Interest coverage ratio (not less than): [1]	3.75 to 1.0	3.75 to 1.0	4.00 to 1.0	4.25 to 1.0	4.50 to 1.0	5.00 to 1.0	5.00 to 1.0	5.50 to 1.0	5.50 to 1.0	5.75 to 1.0
(ii) Leverage ratio (not greater than): [2]	3.75 to 1.0	3.75 to 1.0	3.25 to 1.0	3.25 to 1.0	3.25 to 1.0	3.00 to 1.0	2.75 to 1.0	2.75 to 1.0	2.50 to 1.0	2.50 to 1.0
(iii) Minimum EBITDA (not less than):	$550.0	$550.0	$550.0	$550.0	$550.0	$550.0	$600.0	$600.0	$600.0	$600.0

[1]	An interest coverage ratio (EBITDA, as defined in the Credit Agreement, to net interest expense plus cash dividends on convertible preferred stock for the four quarters then ended).
[2]	A leverage ratio (debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended).

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

Note 5:   Supplementary Data

Accrued Liabilities

	June 30, 2010	December 31, 2009
Media and production expenses	$1,889.3	$1,936.1
Salaries, benefits and related expenses	297.7	405.7
Office and related expenses	57.8	59.5
Professional fees	19.2	20.4
Interest	41.7	46.6
Acquisition obligations	50.4	16.6
Other	88.9	108.2

Total accrued liabilities	$2,445.0	$2,593.1

2004 Restatement Liabilities

As part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. Also, as part of the 2004 Restatement, we recognized liabilities related to internal investigations and international compensation arrangements. As of June 30, 2010 and December 31, 2009 we had total 2004 Restatement liabilities of $95.8 and $109.2, respectively, of which vendor discounts and credits represented $92.8 and $106.4, respectively.

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

	Six months ended June 30,
	2010	2009
Balance at beginning of period	$277.8	$288.4
Noncontrolling interest balance related to redeemable noncontrolling interests	(16.9)	(15.6)
Changes in redemption value of redeemable noncontrolling interests:
Additions	21.0	2.8
Redemptions and reclassifications	(16.7)	(2.9)
Redemption value adjustments [1]	4.2	(9.9)

Balance at end of period	$269.4	$262.8

[1]

Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustment to the redemption value impacts additional paid-in capital, except adjustments as a result of currency translation.

Other Expense, net

Results of operations for the three and six months ended June 30, 2010 and 2009 include certain items which are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss on early extinguishment of debt	$(0.1)	$(24.6)	$(0.1)	$(24.6)
Loss on sales of businesses and investments	(3.3)	(2.8)	(3.1)	(2.8)
Vendor discounts and credit adjustments	2.2	4.7	2.0	6.2
Other (expense) income, net	(0.9)	(0.6)	(0.4)	2.8

Total other expense, net	$(2.1)	$(23.3)	$(1.6)	$(18.4)

Net Loss on Early Extinguishment of Debt – During the second quarter of 2009, we recorded a net charge of $24.6 related to the settlement of our early tender offers for our 5.40% Senior Unsecured Notes due 2009 and our 7.25% Senior Unsecured Notes due 2011.

Sales of Businesses and Investments – During the second quarter of 2010, we recognized a loss primarily related to the sale of one of our European businesses.

Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 6: Income Taxes

For the three and six months ended June 30, 2010, the difference between the effective tax rate and the statutory rate of 35% is primarily due to state and local taxes and the write-off of deferred tax assets related to restricted stock. For the six months ended June 30, 2010, the difference between the effective tax rate and the statutory rate of 35% was also due to losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the establishment of valuation allowances in Europe.

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

In May 2010, a new tax bill, The American Jobs and Closing Tax Loopholes Act of 2010, was passed by the House of Representatives. This proposed legislation contains various provisions which may impact us. We are currently evaluating the impact of this proposed legislation, if enacted.

Note 7:  Comprehensive Income

	Three months ended June 30,
	2010	2009
Net income	$83.1	$31.4
Foreign currency translation adjustment, net of tax	(52.6)	75.5
Adjustments to pension and other postretirement plans, net of tax	2.5	4.0
Net unrealized holding gains on securities, net of tax	0.0	1.1

Total comprehensive income	33.0	112.0

Comprehensive income attributable to noncontrolling interests	0.6	5.1

Comprehensive income attributable to IPG	$32.4	$106.9

Comprehensive income (loss) for the six months ended June 30, 2010 and 2009 is displayed in the unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).

Note 8:  Incentive Compensation Plans

We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Stock-Based Compensation

We issued the following stock-based awards under the 2009 Performance Incentive Plan (the “2009 PIP”) during the six months ended June 30, 2010.

	Awards	Weighted-average grant-date fair value (per award)
Stock options	0.5	$3.87
Stock-settled awards	3.6	$8.41
Cash-settled awards	0.6	$8.46
Performance-based awards	0.1	$11.01
Variable share awards settled in stock [1]	2.6

Total stock-based compensation awards	7.4

[1]

Additional performance cash awards of $19.0 were granted under the 2009 PIP in the first quarter of 2010 and will be settled in shares upon vesting, which is three years from the grant date. The number of shares with respect to these awards is calculated based on the performance cash award value divided by our stock price as of June 30, 2010.

Cash Awards

During the six months ended June 30, 2010, the Compensation Committee granted cash awards under the Interpublic Restricted Cash Plan and performance cash awards under the 2009 PIP with a total target value of $28.7 and $18.4, respectively, which will be amortized over the vesting period.

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

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
Three months ended June 30,	2010	2009	2010	2009	2010	2009
Service cost	$0.0	$0.0	$2.4	$2.7	$0.0	$0.1
Interest cost	1.8	2.1	5.7	5.6	0.6	0.8
Expected return on plan assets	(1.8)	(1.9)	(4.1)	(3.3)	0.0	0.0
Settlement losses	0.0	0.0	0.6	1.5	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.1	0.1
Prior service cost (credit)	0.0	0.0	0.0	0.1	0.0	(0.1)
Unrecognized actuarial losses	2.1	2.7	0.4	0.6	0.0	0.0

Net periodic cost	$2.1	$2.9	$5.0	$7.2	$0.7	$0.9

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
Six months ended June 30,	2010	2009	2010	2009	2010	2009
Service cost	$0.0	$0.0	$5.6	$5.3	$0.1	$0.2
Interest cost	3.6	4.1	11.6	11.0	1.4	1.6
Expected return on plan assets	(3.4)	(3.8)	(8.5)	(6.5)	0.0	0.0
Settlement losses	0.0	0.0	1.0	1.5	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.1	0.1
Prior service cost (credit)	0.0	0.0	0.1	0.1	0.0	(0.1)
Unrecognized actuarial losses	4.4	5.2	0.9	1.2	0.0	0.0

Net periodic cost	$4.6	$5.5	$10.7	$12.6	$1.6	$1.8

During the six months ended June 30, 2010, we contributed $13.5 to our foreign pension plans and $9.6 to our domestic pension plans. For the remainder of 2010, we expect to contribute approximately $14.0 to our foreign pension plans, while contributions to our domestic pension plans are expected to be negligible. A significant portion of our contributions to the foreign pension plans relates to the Interpublic Pension Plan in the U.K.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 10:  Segment Information

We have two reportable segments: Integrated Agency Networks (“IAN”), which is comprised of Draftfcb, Lowe, McCann Worldgroup, Mediabrands and our domestic integrated agencies, and Constituency Management Group (“CMG”), which is comprised of a number of our specialist marketing service offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income, excluding the impact of restructuring and other reorganization-related charges (reversals) and long-lived asset impairment and other charges, if applicable. Segment information is presented consistently with the basis described in our 2009 Annual Report on Form 10-K. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
IAN	$1,375.8	$1,248.2	$2,495.3	$2,363.1
CMG	242.0	226.2	463.8	436.6

Total	$1,617.8	$1,474.4	$2,959.1	$2,799.7

Segment operating income:
IAN	$190.6	$114.5	$156.5	$57.0
CMG	21.2	20.8	29.7	25.3
Corporate and other	(34.0)	(38.4)	(67.5)	(67.5)

Total	177.8	96.9	118.7	14.8

Restructuring and other reorganization-related (charges) reversals	(0.6)	0.0	(0.9)	0.2
Interest expense	(35.0)	(45.1)	(67.6)	(79.9)
Interest income	6.1	8.1	12.6	20.4
Other expense, net	(2.1)	(23.3)	(1.6)	(18.4)

Income (loss) before income taxes	$146.2	$36.6	$61.2	$(62.9)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$28.8	$33.5	$57.7	$66.1
CMG	3.2	3.6	6.6	7.2
Corporate and other	4.8	5.6	9.9	11.2

Total	$36.8	$42.7	$74.2	$84.5

Capital expenditures:
IAN	$15.7	$12.5	$24.3	$20.9
CMG	1.6	1.3	1.9	2.2
Corporate and other	1.6	2.2	2.1	4.6

Total	$18.9	$16.0	$28.3	$27.7

	June 30, 2010	December 31, 2009
Total assets:
IAN	$9,529.2	$9,763.9
CMG	914.1	897.8
Corporate and other	1,261.3	1,601.4

Total	$11,704.6	$12,263.1

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

There were no changes to our valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during the six months ended June 30, 2010. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2010
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
Assets
Cash equivalents	$1,264.7	$0.0	$0.0	$1,264.7	Cash and cash equivalents
Short-term marketable securities	12.5	0.0	0.0	12.5	Marketable securities
Long-term investments	1.2	13.8	0.0	15.0	Other assets
Foreign currency derivatives [1]	0.0	0.0	0.3	0.3	Other assets

Total	$1,278.4	$13.8	$0.3	$1,292.5

As a percentage of total assets	10.9%	0.1%	0.0%	11.0%

Liabilities
Mandatorily redeemable noncontrolling interests [2]	$0.0	$0.0	$61.8	$61.8

	June 30, 2009
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
Assets
Cash equivalents	$1,068.7	$0.0	$0.0	$1,068.7	Cash and cash equivalents
Short-term marketable securities	10.9	0.0	0.0	10.9	Marketable securities
Long-term investments [3]	18.5	0.0	6.7	25.2	Other assets
Foreign currency derivatives [1]	0.0	0.0	0.8	0.8	Other assets

Total	$1,098.1	$0.0	$7.5	$1,105.6

As a percentage of total assets	9.9%	0.0%	0.1%	10.0%

Liabilities
Mandatorily redeemable noncontrolling interests [2]	$0.0	$0.0	$37.2	$37.2

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

[1]	Fair value is derived from changes in market value of obligations denominated in foreign currency based on an internal valuation model.
[2]

Relates to obligations to purchase noncontrolling equity shares of consolidated subsidiaries, valued pursuant to authoritative guidance on mandatorily redeemable financial instruments. Fair value measurement of the obligation was based upon the amount payable as if the forward contracts were settled. The amount redeemable within the next twelve months is classified in accrued liabilities; any interests redeemable thereafter are classified in other non-current liabilities.

[3]	Fair value related to our level 3 investments was based on an internal valuation model. During the fourth quarter of 2009, we sold our entire position in asset-backed auction-rate securities.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

	Three months ended June 30, 2010		Three months ended June 30, 2009
	Assets	Liabilities	Assets		Liabilities
	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests	Auction-rate securities	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests
Balance at beginning of period	$0.6	$63.5	$6.7	$0.7	$33.5
Level 3 reductions	0.0	(2.6)	0.0	0.0	0.0
Realized gains (losses) included in net income	(0.3)	(0.9)	0.0	0.1	(3.7)

Balance at end of period	$0.3	$61.8	$6.7	$0.8	$37.2

	Six months ended June 30, 2010		Six months ended June 30, 2009
	Assets	Liabilities	Assets		Liabilities
	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests	Auction-rate securities	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests
Balance at beginning of period	$0.6	$47.8	$6.7	$0.8	$21.6
Level 3 additions	0.0	13.2	0.0	0.0	20.1
Realized gains (losses) included in net income (loss)	(0.3)	(0.8)	0.0	0.0	4.5

Balance at end of period	$0.3	$61.8	$6.7	$0.8	$37.2

Level 3 reductions relate to payments made related to unconditional obligations to purchase additional equity interests in previous acquisitions for cash, which were considered to be a mandatorily redeemable financial instrument. Level 3 additions relate to unconditional obligations to purchase additional equity interests in previous acquisitions for cash, which are considered to be a mandatorily redeemable financial instrument. Realized gains (losses) included in net income (loss) for foreign currency derivatives and mandatorily redeemable noncontrolling interests are reported as a component of other expense, net and interest expense, respectively, in the unaudited Consolidated Statements of Operations.

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

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Guarantees

As discussed in our 2009 Annual Report on Form 10-K, we have guarantees of certain obligations of our subsidiaries relating principally to credit facilities, certain media payables and operating leases of certain subsidiaries. The amount of such parent company guarantees was $778.8 and $769.3 as of June 30, 2010 and December 31, 2009, respectively.

Note 13:  Recent Accounting Standards

In March 2010, the Emerging Issues Task Force (“EITF”) reached a consensus related to guidance when applying the milestone method of revenue recognition. The consensus was issued by the Financial Accounting Standards Board (“FASB”) as an update to authoritative guidance for revenue recognition and will be effective for us beginning January 1, 2011. The amended guidance provides criteria for identifying those deliverables in an arrangement that meet the definition of a milestone. In addition, the amended guidance includes enhanced quantitative and qualitative disclosure about the arrangements when an entity recognizes revenue using the milestone method. We do not expect the adoption of this guidance to have a significant impact on our Consolidated Financial Statements.

In February 2010, the FASB issued amended guidance for subsequent events, which was effective for us in February 2010. In accordance with the revised guidance, an SEC filer no longer is required to disclose the date through which subsequent events have been evaluated in issued and revised financial statements. The adoption of the revised guidance did not have a material impact on our unaudited Consolidated Financial Statements.

In January 2010, the FASB issued amended guidance to enhance disclosure requirements related to fair value measurements. The amended guidance for Level 1 and Level 2 fair value measurements was effective for us January 1, 2010. The amended guidance for Level 3 fair value measurements will be effective for us January 1, 2011. The guidance requires disclosures of amounts and reasons for transfers in and out of Level 1 and Level 2 recurring fair value measurements as well as additional information related to activities in the reconciliation of Level 3 fair value measurements. The guidance expanded the disclosures related to the level of disaggregation of assets and liabilities and information about inputs and valuation techniques. The adoption of the guidance for Level 1 and Level 2 fair value measurements did not have a material impact on our unaudited Consolidated Financial Statements. We do not expect the adoption of the guidance related to Level 3 fair value measurements to have a significant impact on our Consolidated Financial Statements.

In January 2010, the FASB issued amended authoritative guidance related to consolidations when there is a decrease in ownership. The guidance was effective for us January 1, 2010. Specifically, the amendment clarifies the scope of the existing guidance and increases the disclosure requirements when a subsidiary is deconsolidated or when a group of assets is de-recognized. The adoption of the amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

In December 2009, the FASB amended authoritative guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities. The guidance was effective for us January 1, 2010. The guidance eliminates the concept of a qualifying special-purpose entity and changes the criteria for derecognizing financial assets. In addition, the guidance requires additional disclosures related to a company’s continued involvement with financial assets that have been transferred. The adoption of this amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

In December 2009, the FASB amended authoritative guidance for consolidating variable interest entities. The guidance was effective for us January 1, 2010. Specifically, the guidance revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also includes revised financial statement disclosures regarding the reporting entity’s involvement, including significant risk exposures as a result of that involvement, and the impact the relationship has on the reporting entity’s financial statements. The adoption of this amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

In September 2009, the EITF reached a consensus related to revenue arrangements with multiple deliverables. The consensus was issued by the FASB as an update to authoritative guidance for revenue recognition and will be effective for us January 1, 2011. The updated guidance revises how the estimated selling price of each deliverable in a multiple element arrangement is determined when the deliverables do not have stand-alone value. In addition, the guidance requires additional disclosures about the methods and assumptions used to evaluate multiple element arrangements and to identify the significant deliverables within those arrangements. We do not expect the amended guidance to have a significant impact on our Consolidated Financial Statements.

Note 14:  Subsequent Events

In July 2010 we purchased Delaney Lund Knox Warren, (“DLKW”) for approximately $40.0, including a minority investment from DLKW’s senior management team. DLKW is a premier full-service communications agency, based in London, that works with leading markets across the full-range of communications disciplines, from advertising and public relations, to promotions and digital marketing campaigns.

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

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, financing and sources of funds and debt credit ratings.

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

Our business objective is to continue to strengthen our full range of marketing expertise and competitive positioning. We develop and invest in a range of talent, tools and businesses that are highly relevant to the needs of our clients and offer us strong financial returns. These include investments in fast-growth marketing channels and geographic regions as well as key strategic world markets. Our long-term financial goals include maintaining organic revenue growth at competitive levels while expanding our operating margins. Accordingly, we remain focused on meeting the evolving needs of our clients while carefully managing our cost structure. We continually manage for more efficient discretionary spending and more effective resource utilization, including the productivity of our employees, real estate and information technology. The improvements we have made in our financial reporting and business information systems during recent years provide us with timely and actionable insights from our global operations. Our conservative approach to the balance sheet and liquidity provides us with a solid financial foundation and financial flexibility.

In the first half of 2010, the economic climate in some of our key markets improved and we benefited from an increase in spending from our clients. Additionally, our results have benefited from the cost saving actions taken throughout 2009. As a result, our operating income significantly improved compared to the same periods of 2009 because of our higher revenues and the increased leverage they provided on the affected operating expenses. While macroeconomic conditions remain uncertain, we have experienced levels of growth in certain of our marketing disciplines, client sectors and geographic regions, and we are continuing to invest where we see opportunity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Second Quarter and First Half of 2010 and 2009 Highlights

	Three months ended June 30, 2010		Six months ended June 30, 2010
% Increase/(Decrease)	Total	Organic	Total	Organic
Revenue	9.7%	8.5%	5.7%	3.1%
Salaries and related expenses	2.3%	1.6%	0.3%	(2.1)%
Office and general expenses	9.8%	8.4%	6.1%	3.0%

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating margin	11.0%	6.6%	4.0%	0.5%
Expenses as % of revenue:
Salaries and related expenses	61.3%	65.7%	66.6%	70.2%
Office and general expenses	27.8%	27.7%	29.4%	29.3%

Net income (loss) available to IPG common stockholders	$105.3	$20.9	$33.8	$(53.0)

Earnings (loss) per share available to IPG common stockholders:
Basic	$0.22	$0.04	$0.07	$(0.11)
Diluted	$0.15	$0.04	$0.02	$(0.11)

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

The change in our operating performance attributable to foreign currency rates is determined by converting the prior-period reported results using the current period exchange rates and comparing the prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. As a result, both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations. The primary foreign currencies that impacted our results during the first half of 2010 include the Australian Dollar, Brazilian Real, Canadian Dollar, Euro and Pound Sterling. For the three months ended June 30, 2010, foreign currency fluctuations resulted in increases of approximately 1% in revenues, salaries and related expenses and office and general expenses, which contributed on a net basis to an increase in operating income of approximately 6% compared to the prior-year period. For the six months ended June 30, 2010, foreign currency fluctuations resulted in increases of approximately 3% in revenues and office and general expenses and approximately 2% in salaries and related expenses, which contributed on a net basis to an increase in operating income of approximately 6% compared to the prior-year period. During the first half of 2010, the U.S. Dollar weakened against several foreign currencies compared to the prior-year periods which had a positive impact on our consolidated results of operations. However, in recent months this effect was partially offset by the strengthening of the U.S. Dollar against the Euro and Pound Sterling.

For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offering and disposed of businesses that are not consistent with our strategic plan. For the second quarter and first half of 2010, the net effect of acquisitions and divestitures had a minimal impact on revenue and operating expenses compared to the respective prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

RESULTS OF OPERATIONS

Consolidated Results of Operations – Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

REVENUE

		Components of change				Change
	Three months ended June 30, 2009	Foreign currency	Net acquisitions/ (divestitures)	Organic	Three months ended June 30, 2010	Organic	Total
Consolidated	$1,474.4	$17.0	$1.1	$125.3	$1,617.8	8.5%	9.7%
Domestic	847.1	0.0	(1.2)	115.1	961.0	13.6%	13.4%
International	627.3	17.0	2.3	10.2	656.8	1.6%	4.7%
United Kingdom	101.3	(3.0)	0.0	(7.7)	90.6	(7.6%)	(10.6%)
Continental Europe	220.2	(6.8)	(0.8)	(2.2)	210.4	(1.0%)	(4.5%)
Asia Pacific	140.5	11.4	2.4	6.6	160.9	4.7%	14.5%
Latin America	77.9	7.1	0.7	4.7	90.4	6.0%	16.0%
Other	87.4	8.3	0.0	8.8	104.5	10.1%	19.6%

During the second quarter of 2010, our revenue increased by $143.4, or 9.7%, compared to the second quarter of 2009, primarily consisting of an organic revenue increase of $125.3, or 8.5%, and a favorable foreign currency rate impact of $17.0. Our organic increase was primarily attributable to higher spending from existing clients and net client wins in nearly all sectors of our business and in most regions. The sectors that primarily contributed to the organic revenue increase were auto and transportation, financial services and retail. The largest organic increase was in the domestic market, while the Asia Pacific and Latin America regions also contributed to our growth. Our international organic revenue decline in the Continental Europe region includes the effect of a weaker economic climate in certain European economies and the decrease in the United Kingdom is primarily attributable to the technology and telecom sector.

Our revenue is directly impacted by our ability to win new clients and the retention and spending levels of existing clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year-end on various contracts and project work completed that is typically recognized during the fourth quarter. Additionally, revenues can fluctuate due to the timing of completed projects in the events marketing business, as revenue is typically recognized when the project is complete. We generally act as principal for these projects and as such record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses. For the second quarter of 2010, our organic revenue increase includes higher revenue attributable to certain projects where we act as principal.

		Components of change				Change
	Six months ended June 30, 2009	Foreign currency	Net acquisitions/ (divestitures)	Organic	Six months ended June 30, 2010	Organic	Total
Consolidated	$2,799.7	$72.5	$(0.4)	$87.3	$2,959.1	3.1%	5.7%
Domestic	1,628.5	0.0	(3.0)	138.6	1,764.1	8.5%	8.3%
International	1,171.2	72.5	2.6	(51.3)	1,195.0	(4.4%)	2.0%
United Kingdom	212.9	7.2	0.0	(27.2)	192.9	(12.8%)	(9.4%)
Continental Europe	414.1	9.3	(1.6)	(32.4)	389.4	(7.8%)	(6.0%)
Asia Pacific	248.4	22.3	3.2	(0.4)	273.5	(0.2%)	10.1%
Latin America	133.0	15.4	1.0	10.2	159.6	7.7%	20.0%
Other	162.8	18.3	0.0	(1.5)	179.6	(0.9%)	10.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

During the first half of 2010, our revenue increased by $159.4, or 5.7%, compared to the first half of 2009, primarily consisting of an organic revenue increase of $87.3, or 3.1%, and a favorable foreign currency rate impact of $72.5. The organic increase was driven by factors similar to those noted above for the second quarter of 2010.

Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Salaries and related expenses	$991.0	$968.4	$1,970.3	$1,964.9
Office and general expenses	449.0	409.1	870.1	820.0
Restructuring and other reorganization-related charges (reversals)	0.6	0.0	0.9	(0.2)

Total operating expenses	$1,440.6	$1,377.5	$2,841.3	$2,784.7

Operating income	$177.2	$96.9	$117.8	$15.0

Salaries and Related Expenses

		Components of change				Change
	2009	Foreign currency	Net acquisitions/ (divestitures)	Organic	2010	Organic	Total
Three months ended June 30,	$968.4	$7.2	$(0.1)	$15.5	$991.0	1.6%	2.3%
Six months ended June 30,	1,964.9	47.5	(1.1)	(41.0)	1,970.3	(2.1%)	0.3%

Salaries and related expenses in the second quarter of 2010 increased by $22.6 compared to the second quarter of 2009, primarily consisting of an organic increase of $15.5 and an adverse foreign currency rate impact of $7.2. The organic increase resulted from higher revenues (organic revenue increase of $125.3) from an improved economic environment. We incurred higher temporary help expenses to support our business growth, primarily in the domestic region. We did not incur the same level of severance in the second quarter of 2010 as compared to the second quarter of 2009, resulting in an organic decline of $12.5 in severance expense. Also contributing to the increase was higher incentive award expense primarily due to improved operating results as compared to the prior-year period. We continue, however, to realize lower salaries, benefits and temporary help in markets where we had organic revenue decreases, such as Continental Europe.

Salaries and related expenses in the first half of 2010 increased by $5.4 compared to the first half of 2009, primarily consisting of an adverse foreign currency rate impact of $47.5 partially offset by an organic decrease of $41.0. The organic improvement was due to lower base salaries, benefits and temporary help of $33.6, primarily related to work force reductions during 2009, partially offset by higher temporary help to support business growth, primarily in the domestic market. We did not incur the same level of severance in the first half of 2010 as compared to the first half of 2009, resulting in an organic decline of $46.1 in severance expense. The organic decline was partially offset by higher incentive award expense primarily due to improved operating results, as well as the impact of a favorable adjustment in the first quarter of 2009 to our forfeiture rate related to our long-term incentive awards as a result of higher actual forfeitures compared to estimates.

We expect to continue to recognize benefits from severance actions taken during 2009 in base salaries and benefits during 2010. However, if business continues to improve, we will need to add resources to support growth, which would result in an offsetting increase in salaries and related expenses.

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

The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Salaries and related expenses	61.3%	65.7%	66.6%	70.2%
Base salaries, benefits and tax	50.8%	55.6%	55.8%	59.7%
Incentive expense	3.4%	3.0%	3.7%	3.0%
Severance expense	1.1%	2.0%	0.9%	2.6%
Temporary help	3.4%	2.6%	3.5%	2.6%
All other salaries and related expenses	2.6%	2.5%	2.7%	2.3%

Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, decreased to 61.3% from 65.7% in the second quarter of 2010, and to 66.6% from 70.2% in the first half of 2010 from the comparable prior-year periods, primarily driven by higher revenues, and, to a lesser extent, lower severance expense.

Office and General Expenses

		Components of change				Change
	2009	Foreign currency	Net acquisitions/ (divestitures)	Organic	2010	Organic	Total
Three months ended June 30,	$409.1	$4.1	$1.6	$34.2	$449.0	8.4%	9.8%
Six months ended June 30,	820.0	24.2	1.4	24.5	870.1	3.0%	6.1%

Office and general expenses in the second quarter of 2010 increased by $39.9 compared to the second quarter of 2009, primarily consisting of an organic increase of $34.2 and an adverse foreign currency rate impact of $4.1. Approximately two-thirds of the organic increase was from higher production expenses related to pass-through costs for certain projects where we acted as a principal that increased in size or were new during the second quarter of 2010. To a lesser extent, the organic increase was due to higher discretionary spending to support business growth. Production expenses can vary significantly between periods depending on the timing of completion of certain projects where we act as principal, which could impact trends between various periods in the future.

Office and general expenses in the first half of 2010 increased by $50.1 compared to the first half of 2009, primarily consisting of an organic increase of $24.5 and an adverse foreign currency rate impact of $24.2. The organic increase was due to factors similar to those noted above for the second quarter of 2010, as well as a foreign currency exchange translation loss of approximately $5.0 in the first quarter of 2010 related to our Venezuela agencies transitioning to inflationary accounting as of January 1, 2010. The organic increase was partially offset by lower occupancy costs, which was partly due to lease terminations we initiated in 2009.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Office and general expenses	27.8%	27.7%	29.4%	29.3%
Professional fees	1.7%	1.7%	1.9%	2.0%
Occupancy expense (excluding depreciation and amortization)	7.4%	8.5%	8.3%	9.0%
Travel & entertainment, office supplies and telecommunications	3.6%	3.4%	3.8%	3.7%
All other office and general expenses	15.1%	14.1%	15.4%	14.6%

Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, increased slightly to 27.8% from 27.7% in the second quarter of 2010 and to 29.4% from 29.3% in the first half of 2010 from the comparable prior-year periods primarily due to higher production expenses, offset by higher revenues.

EXPENSES AND OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cash interest on debt obligations	$(35.1)	$(35.1)	$(68.7)	$(70.5)
Non-cash interest	0.1	(10.0)	1.1	(9.4)

Interest expense	(35.0)	(45.1)	(67.6)	(79.9)
Interest income	6.1	8.1	12.6	20.4

Net interest expense	(28.9)	(37.0)	(55.0)	(59.5)
Other expense, net	(2.1)	(23.3)	(1.6)	(18.4)

Total (expenses) and other income	$(31.0)	$(60.3)	$(56.6)	$(77.9)

Net Interest Expense

For the three and six months ended June 30, 2010, net interest expense decreased as compared to the respective prior-year periods, primarily due to a decrease in non-cash interest expense, partially offset by a decrease in interest income. The change in non-cash interest expense was due to a decrease of deferred warrant costs and amortization of debt issuance costs in connection with the expiration of our $750.0 Three-Year Credit Agreement in June 2009, as well as changes in the value of obligations to purchase noncontrolling equity shares of consolidated subsidiaries. The value of these obligations may fluctuate depending on projected future operating performance of these subsidiaries. See Note 11 to the unaudited Consolidated Financial Statements for further information. The decrease in interest income was primarily due to lower interest rates in various countries around the world, including the United States. Cash interest expense, largely related to our short-term obligations, remained virtually unchanged.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Other Expense, net

Results of operations for the three and six months ended June 30, 2010 and 2009 include certain items which are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss on early extinguishment of debt	$(0.1)	$(24.6)	$(0.1)	$(24.6)
Loss on sales of businesses and investments	(3.3)	(2.8)	(3.1)	(2.8)
Vendor discounts and credit adjustments	2.2	4.7	2.0	6.2
Other (expense) income, net	(0.9)	(0.6)	(0.4)	2.8

Total other expense, net	$(2.1)	$(23.3)	$(1.6)	$(18.4)

Net Loss on Early Extinguishment of Debt – During the second quarter of 2009, we recorded a net charge of $24.6 related to the settlement of our early tender offers for our 5.40% Senior Unsecured Notes due 2009 and our 7.25% Senior Unsecured Notes due 2011.

Sales of Businesses and Investments – During the second quarter of 2010, we recognized a loss primarily related to the sale of one of our European businesses.

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

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Income (loss) before income taxes	$146.2	$36.6	$61.2	$(62.9)

Provision for (benefit of) income taxes	$63.3	$3.7	$48.0	$(21.7)

Effective tax rate	43.3%	10.1%	78.4%	34.5%

Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. Specifically, for the three and six months ended June 30, 2010, the difference between the effective tax rate and the statutory rate of 35% was primarily due to state and local taxes and the write-off of deferred tax assets related to restricted stock. For the six months ended June 30, 2010, the difference between the effective tax rate and the statutory rate of 35% was also due to losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the establishment of valuation allowances in Europe.

In May 2010, a new tax bill, The American Jobs and Closing Tax Loopholes Act of 2010, was passed by the House of Representatives. This proposed legislation contains various provisions which may impact us. We are currently evaluating the impact of this proposed legislation, if enacted.

For the three and six months ended June 30, 2009, the difference between the effective tax rate and the statutory rate of 35% was primarily due to the recognition of previously unrecognized tax benefits, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the write-off of deferred tax assets related to restricted stock.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share available to common shareholders for the three and six months ended June 30, 2010 was $0.22 and $0.07, respectively, compared to $0.04 and ($0.11) for the three and six months ended June 30, 2009, respectively. Diluted earnings (loss) per share was $0.15 and $0.02 for the three and six months ended June 30, 2010, respectively, compared to $0.04 and ($0.11) for the three and six months ended June 30, 2009, respectively.

Basic earnings per share for the three and six months ended June 30, 2010, includes a benefit from the repurchase of a portion of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”). Going forward, we expect to pay regular quarterly dividends of $2.9 on our Series B Preferred Stock that remains outstanding. See Note 2 to the unaudited Consolidated Financial Statements for further information.

Segment Results of Operations – Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have two reportable segments as of June 30, 2010: Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”). We also report results for the Corporate and other group.

IAN

REVENUE

		Components of change				Change
	Three months ended June 30, 2009	Foreign currency	Net acquisitions/ (divestitures)	Organic	Three months ended June 30, 2010	Organic	Total
Consolidated	$1,248.2	$16.4	$1.1	$110.1	$1,375.8	8.8%	10.2%
Domestic	692.7	0.0	(1.2)	92.5	784.0	13.4%	13.2%
International	555.5	16.4	2.3	17.6	591.8	3.2%	6.5%

During the second quarter of 2010, IAN revenue increased by $127.6 compared to the second quarter of 2009, primarily consisting of an organic revenue increase of $110.1 and a favorable foreign currency impact of $16.4. The organic revenue increase was primarily attributable to higher spending from existing clients and net client wins in nearly all sectors of our business and in most regions, predominately in the domestic market, at certain of our advertising and media businesses. The sectors that primarily contributed to the organic increase were auto and transportation, financial services and retail, which more than exceeded the spending declines and lost assignments from several of our large clients in our technology and telecom sector. The international organic increase was throughout all regions, with the exception of Continental Europe.

		Components of change				Change
	Six months ended June 30, 2009	Foreign currency	Net acquisitions/ (divestitures)	Organic	Six months ended June 30, 2010	Organic	Total
Consolidated	$2,363.1	$64.9	$(0.4)	$67.7	$2,495.3	2.9%	5.6%
Domestic	1,334.3	0.0	(3.0)	95.9	1,427.2	7.2%	7.0%
International	1,028.8	64.9	2.6	(28.2)	1,068.1	(2.7)%	3.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

During the first half of 2010, IAN revenue increased by $132.2 compared to the first half of 2009, primarily consisting of an organic increase of $67.7 and a favorable foreign currency impact of $64.9. The domestic organic increase was driven by factors similar to those noted above for the second quarter of 2010. The international organic decrease was predominantly at our advertising businesses, which includes the effect of a weaker economic climate in certain economies in the Continental Europe region and driven by spending declines and lost assignments from the technology and telecom sector across several regions.

SEGMENT OPERATING INCOME

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Segment operating income	$190.6	$114.5	66.5%	$156.5	$57.0	174.6%
Operating margin	13.9%	9.2%		6.3%	2.4%

Operating income increased during the second quarter of 2010 when compared to the second quarter of 2009 due to an increase in revenue of $127.6, partially offset by increases in salaries and related expenses of $23.4 and increases in office and general expenses of $28.1. The increase in salaries and related expenses was primarily due to higher temporary help to support our increase in revenue, as well as an increase in incentive award expense due to improved operating results. These increases were partially offset by lower severance expense resulting from work force actions in 2009 across all agencies within IAN. Office and general expenses increased primarily due to higher production expenses.

Operating income increased during the first half of 2010 when compared to the first half of 2009 due to an increase in revenue of $132.2, partially offset by increases in office and general expenses of $30.5 and salaries and related expenses of $2.2, driven by factors similar to those noted above for the second quarter of 2010, as well as a foreign currency exchange translation loss of approximately $5.0 in the first quarter of 2010 related to our Venezuela agencies transitioning to inflationary accounting as of January 1, 2010.

CMG

REVENUE

		Components of change				Change
	Three months ended June 30, 2009	Foreign currency	Net acquisitions/ (divestitures)	Organic	Three months ended June 30, 2010	Organic	Total
Consolidated	$226.2	$0.6	$0.0	$15.2	$242.0	6.7%	7.0%
Domestic	154.4	0.0	0.0	22.6	177.0	14.6%	14.6%
International	71.8	0.6	0.0	(7.4)	65.0	(10.3)%	(9.5%)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

During the second quarter of 2010, CMG revenue increased by $15.8, compared to the second quarter of 2009, primarily due to an organic revenue increase of $15.2. The domestic organic revenue increase was due to an increase in client spending, primarily in our public relations businesses as well as net client wins in the events and sports marketing businesses. The international organic decrease was primarily due to the completion of several projects with existing clients in the second quarter of 2009 that did not recur in the second quarter of 2010 in our events marketing business, predominately in the United Kingdom, partially offset by growth in the Asia Pacific region. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete.

		Components of change				Change
	Six months ended June 30, 2009	Foreign currency	Net acquisitions/ (divestitures)	Organic	Six months ended June 30, 2010	Organic	Total
Consolidated	$436.6	$7.6	$0.0	$19.6	$463.8	4.5%	6.2%
Domestic	294.2	0.0	0.0	42.7	336.9	14.5%	14.5%
International	142.4	7.6	0.0	(23.1)	126.9	(16.2)%	(10.9)%

During the first half of 2010, CMG revenue increased by $27.2 compared to the first half of 2009, due to an organic revenue increase of $19.6 and a favorable foreign currency impact of $7.6, driven by factors similar to those noted above for the second quarter of 2010.

SEGMENT OPERATING INCOME

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Segment operating income	$21.2	$20.8	1.9%	$29.7	$25.3	17.4%
Operating margin	8.8%	9.2%		6.4%	5.8%

Operating income increased during the second quarter of 2010 when compared to the second quarter of 2009 due to an increase in revenue of $15.8, partially offset by increases in office and general expenses of $11.6 and salaries and related expenses of $3.8. Office and general expenses increased primarily due to higher production expenses and salaries and related expenses increased primarily due to an increase in incentive awards.

Operating income increased during the first half of 2010 when compared to the first half of 2009 due to an increase in revenue of $27.2, partially offset by increases in office and general expenses of $16.1, and salaries and related expenses of $6.7, driven by factors similar to those noted above for the second quarter of 2010.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Corporate and other expenses decreased during the second quarter of 2010 by $4.4 to $34.0 compared to the second quarter of 2009, and remained unchanged at $67.5 during the first half of 2010 when compared to the first half of 2009. The decrease in the second quarter of 2010 was primarily a result of lower base salaries, benefits and temporary help when compared to the respective prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Our key liquidity metrics are operating cash flow and changes in working capital. The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Six months ended June 30,
	2010	2009
Cash Flow Data
Net cash used in operating activities	$(202.2)	$(323.4)
Net cash (used in) provided by investing activities	(9.3)	96.7
Net cash used in financing activities	(315.9)	(150.0)

Net working capital usage (included in operating activities)	$(316.6)	$(373.2)

	June 30, 2010	December 31, 2009	June 30, 2009
Balance Sheet Data
Cash, cash equivalents and marketable securities	$1,942.4	$2,506.1	$1,771.4

Short-term borrowings	$91.6	$93.4	$137.3
Current portion of long-term debt	194.3	215.2	39.4
Long-term debt	1,628.0	1,638.0	1,861.7

Total debt	$1,913.9	$1,946.6	$2,038.4

Operating Activities

Net cash used in operating activities during the first half of 2010 was $202.2, which is an improvement of $121.2 as compared to the first half of 2009, primarily the result of an improvement in working capital usage of $56.6 and an increase in net income. Net cash used in operating activities primarily reflects working capital cash usage of $316.6, partially offset by net adjustments to reconcile net income of $128.3. Net adjustments to reconcile net income primarily include depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation and deferred income tax benefits. Cash generated or used by working capital reflects changes in accounts receivable, expenditures billable to clients, prepaid expenses and other current assets, accounts payable and accrued liabilities. Due to the seasonality of our business, we typically generate cash from working capital in the fourth quarter and use cash from working capital in the first quarter. The net working capital usage in the first half of 2010 was primarily attributable to certain of our advertising and marketing services businesses, partially offset by our media businesses.

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

Investing Activities

Net cash used in investing activities during the first half of 2010 includes capital expenditures, and, to a lesser extent, deferred payments on prior acquisitions, partially offset by net proceeds from the sales of investments.

Financing Activities

Net cash used in financing activities during the first half of 2010 primarily reflects the repurchase of a portion of our Series B Preferred Stock of $265.9 and our Floating Rate Senior Unsecured Notes due 2010 (the “2010 Notes”) of $21.4, dividend payments of $13.8 on our Series B Preferred Stock and distributions to noncontrolling interests of $12.1.

Foreign Exchange Rate Changes

The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a decrease of $37.9 during the first half of 2010. This decrease primarily reflects the weakening of the Euro against the U.S. Dollar during this period.

LIQUIDITY OUTLOOK

We expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We also have a committed corporate credit facility available to support our operating needs. Although we believe the economic outlook is improving in certain regions, we believe there are macroeconomic conditions that remain uncertain and could challenge our level of cash generation from operations. We continue to maintain a conservative approach to liquidity, which we believe is appropriate for us as it provides us with maximum flexibility over significant uses of cash, including our capital expenditures and cash used for new acquisitions. We are closely managing our spending and will defer or limit discretionary spending where appropriate, while continuing to position ourselves for growth in the future.

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

Funding Requirements

Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, acquisitions, capital expenditures, debt service, contributions to pension and postretirement plans, taxes and preferred stock dividends. Additionally, we may be required to make payments to minority owners if certain put options related to prior acquisitions are exercised. Notable funding requirements include:

•

Debt service – Our 2010 Notes mature on November 15, 2010. In April 2010 we repurchased $21.4 aggregate principal amount of the 2010 Notes. As of June 30, 2010 we had $192.3 aggregate principal amount of the 2010 Notes outstanding. We expect to use available cash to retire the remaining 2010 Notes. The remainder of our debt is primarily long-term, with maturities scheduled from August 2011 to 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

•

Acquisitions – We expect to continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets. In July 2010, we acquired Delaney Lund Knox Warren (“DLKW”), a premier full-service communications agency, for approximately $40.0, including a minority investment from DLKW’s senior management team. In addition to cash expenditures for new acquisitions, for the remainder of 2010 we expect to pay approximately $28.0 related to acquisitions completed in previous years. We may also be required to pay approximately $38.0 related to put options that are exercisable over the next twelve months.

•

Contributions to pension and postretirement plans – Our funding policy regarding our pension plans is to contribute amounts necessary to satisfy minimum pension funding requirements, plus such additional amounts as we consider appropriate to improve the plans’ funded status. For the six months ended June 30, 2010, we contributed $13.5 to our foreign pension plans and $9.6 to our domestic pension plans. For the remainder of 2010, we expect to contribute approximately $14.0 to our foreign pension plans, while contributions to our domestic pension plans are expected to be negligible. A significant portion of our contributions to the foreign pension plans relates to the Interpublic Pension Plan in the U.K.

•

Preferred stock – In May 2010, we purchased 303,526 shares (actual number) of our Series B Preferred Stock for cash for an aggregate purchase price of $267.6 including unpaid dividends and transaction costs directly associated with the repurchase. For the shares that remain outstanding we continue to pay regular quarterly dividends of $2.9, or $11.6 annually.

FINANCING AND SOURCES OF FUNDS

Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, primarily at the holding company level and at our largest subsidiaries. Below is a summary of our sources of liquidity.

	June 30, 2010
	Total Facility		Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities					$1,942.4
Committed Credit Agreement	$650.0	[2]	$0.0	$16.5	$633.5
Uncommitted Credit Arrangements	$413.1		$91.6	$0.1	$321.4

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.
[2]	On April 23, 2010, the size of this facility was increased from $335.0 to $650.0.

Credit Facilities

We maintain a committed corporate credit facility to increase our financial flexibility. In April 2010, we amended and restated our credit agreement originally dated as of July 18, 2008 (the “Credit Agreement”), which increased commitments of the lenders to $650.0 from $335.0, added five new lenders and extended the Credit Agreement’s expiration. We have not drawn on any of our corporate credit facilities since 2003, although we use them for letters of credit primarily to support obligations of our subsidiaries. The Credit Agreement is a revolving facility expiring July 18, 2013, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $650.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. See Note 4 to the unaudited Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

We were in compliance with all applicable restrictive and financial covenants in the Credit Agreement as of June 30, 2010, as seen in the table below.

Financial Covenants	Four Quarters Ended June 30, 2010	EBITDA Reconciliation	Four Quarters Ended June 30, 2010
Interest coverage ratio (not less than)	3.75x	Operating income	$444.1
Actual interest coverage ratio	5.08x	Add:

		Depreciation and amortization	210.7
Leverage ratio (not greater than)	3.75x	Non-cash charges	2.1

Actual leverage ratio	2.91x	EBITDA	$656.9

EBITDA (not less than)	$550.0
Actual EBITDA	$656.9

If we were unable to comply with our financial covenants in the future, we would seek an amendment or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we do not comply with these financial covenants and were unable to obtain the necessary amendment or waiver, the Credit Agreement could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit under the Credit Agreement.

In December 2009, we entered into a letter of credit agreement (the “2009 LC Agreement”). The face amount of letters of credit outstanding under the 2009 LC Agreement is subject to an aggregate limit at any one time of £45.0 (equivalent as of June 30, 2010 to $68.0). As of June 30, 2010, we have the equivalent of $63.4 of letters of credit outstanding under the 2009 LC Agreement. IPG has guaranteed any obligations of our subsidiaries under this facility.

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States, and the amount outstanding as of June 30, 2010 was $91.6. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we were to lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of June 30, 2010 was approximately 1.0%.

Cash Pooling

We aggregate our net domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of June 30, 2010, the amount netted was $892.6.

DEBT CREDIT RATINGS

Our long-term debt credit ratings as of July 16, 2010 are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Ba2	BB	BB+
Outlook	Positive	Stable	Positive

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The most recent changes in our credit ratings occurred in May 2010 when Standard and Poor’s upgraded our rating from B+ to BB and changed our outlook from positive to stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. Credit ratings could have an impact on liquidity, either adverse or favorable, including, among other things, because they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid. The rating of each credit rating agency should be evaluated independently of any other rating.

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

RECENT ACCOUNTING STANDARDS

See Note 13 to the unaudited Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2010 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the six months ended June 30, 2010. Our exposure to market risk for changes in interest rates primarily relates to the fair market value of our debt obligations. As of June 30, 2010 and December 31, 2009, approximately 84% of our debt obligations bore interest at fixed interest rates. We enter into interest rate swaps for risk management purposes to manage our exposure to changes in interest rates and to maintain a mix of fixed and floating rate debt, but currently have none outstanding. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our current legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

In the second quarter of 2010, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from April 1, 2010 to June 30, 2010.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30	3,429	$8.40	—	—
May 1-31	930,873	$8.08	—	—
June 1-30	6,698	$7.32	—	—

Total [1]	941,000	$8.07	—	—

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

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION
10(i)(A)	3-Year Credit Agreement, dated as of July 18, 2008, amended and restated as of April 23, 2010, among The Interpublic Group of Companies, Inc. (“Interpublic”), the lenders named therein and Citibank, N.A. as administrative agent, is incorporated by reference to Exhibit 10(i)(B) to the Quarterly Report on Form 10-Q of Interpublic, filed with the Securities and Exchange Commission (“SEC”) on April 29, 2010.

10(iii)(A)(1)	Agreement Regarding Retirement, effective as of April 1, 2010, between Interpublic and John J. Dooner is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on March 11, 2010.

10(iii)(A)(2)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between Interpublic and Michael I. Roth, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on May 27, 2010.

10(iii)(A)(3)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between Interpublic and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K, filed with the SEC on May 27, 2010.

10(iii)(A)(4)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between Interpublic and Philippe Krakowsky, is incorporated by reference to Exhibit 10.3 to Interpublic’s Current Report on Form 8-K, filed with the SEC on May 27, 2010.

10(iii)(A)(5)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between Interpublic and Timothy A. Sompolski, is incorporated by reference to Exhibit 10.4 to Interpublic’s Current Report on Form 8-K, filed with the SEC on May 27, 2010.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer

Date: July 29, 2010

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: July 29, 2010

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
10(i)(A)	3-Year Credit Agreement, dated as of July 18, 2008, amended and restated as of April 23, 2010, among The Interpublic Group of Companies, Inc. (“Interpublic”), the lenders named therein and Citibank, N.A. as administrative agent, is incorporated by reference to Exhibit 10(i)(B) to the Quarterly Report on Form 10-Q of Interpublic, filed with the Securities and Exchange Commission (“SEC”) on April 29, 2010.

10(iii)(A)(1)	Agreement Regarding Retirement, effective as of April 1, 2010, between Interpublic and John J. Dooner is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on March 11, 2010.

10(iii)(A)(2)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between Interpublic and Michael I. Roth, is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the SEC on May 27, 2010.

10(iii)(A)(3)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between Interpublic and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to Interpublic’s Current Report on Form 8-K, filed with the SEC on May 27, 2010.

10(iii)(A)(4)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between Interpublic and Philippe Krakowsky, is incorporated by reference to Exhibit 10.3 to Interpublic’s Current Report on Form 8-K, filed with the SEC on May 27, 2010.

10(iii)(A)(5)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between Interpublic and Timothy A. Sompolski, is incorporated by reference to Exhibit 10.4 to Interpublic’s Current Report on Form 8-K, filed with the SEC on May 27, 2010.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended June 30, 2010.