Form 10-Q
period 2010-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2010-10-29
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of October 15, 2010 was 488,735,381.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
REVENUE	$1,560.8	$1,426.7	$4,519.9	$4,226.4

OPERATING EXPENSES:
Salaries and related expenses	1,007.1	943.5	2,977.4	2,908.4
Office and general expenses	452.1	425.4	1,322.2	1,245.4
Restructuring and other reorganization-related charges (reversals), net	1.4	(0.5)	2.3	(0.7)

Total operating expenses	1,460.6	1,368.4	4,301.9	4,153.1

OPERATING INCOME	100.2	58.3	218.0	73.3

EXPENSES AND OTHER INCOME:
Interest expense	(34.7)	(37.8)	(102.3)	(117.7)
Interest income	6.8	7.6	19.4	28.0
Other (expense) income, net	(3.1)	1.0	(4.7)	(17.4)

Total (expenses) and other income	(31.0)	(29.2)	(87.6)	(107.1)

Income (loss) before income taxes	69.2	29.1	130.4	(33.8)
Provision for (benefit of) income taxes	24.4	3.7	72.4	(18.0)

Income (loss) of consolidated companies	44.8	25.4	58.0	(15.8)
Equity in net income (loss) of unconsolidated affiliates	0.8	0.5	0.4	(0.5)

NET INCOME (LOSS)	45.6	25.9	58.4	(16.3)
Net (income) loss attributable to noncontrolling interests	(0.3)	(1.8)	4.8	1.2

NET INCOME (LOSS) ATTRIBUTABLE TO IPG	45.3	24.1	63.2	(15.1)
Dividends on preferred stock	(2.9)	(6.9)	(12.7)	(20.7)
Benefit from preferred stock repurchased	0.0	0.0	25.7	0.0

NET INCOME (LOSS) AVAILABLE TO IPG COMMON STOCKHOLDERS	$42.4	$17.2	$76.2	$(35.8)

Earnings (loss) per share available to IPG common stockholders:
Basic	$0.09	$0.04	$0.16	$(0.08)
Diluted	$0.08	$0.03	$0.11	$(0.08)
Weighted-average number of common shares outstanding:
Basic	474.7	470.5	473.0	467.3
Diluted	533.6	513.8	526.4	467.3

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS:
Cash and cash equivalents	$1,927.7	$2,495.2
Marketable securities	11.3	10.9
Accounts receivable, net of allowance of $66.6 and $66.0	3,805.4	3,756.5
Expenditures billable to clients	1,329.4	1,100.1
Other current assets	242.0	275.0

Total current assets	7,315.8	7,637.7
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,167.5 and $1,119.1	441.1	490.1
Deferred income taxes	396.5	398.3
Goodwill	3,350.4	3,321.0
Other non-current assets	446.8	416.0

TOTAL ASSETS	$11,950.6	$12,263.1

LIABILITIES:
Accounts payable	$3,967.8	$4,003.9
Accrued liabilities	2,549.9	2,593.1
Short-term borrowings	124.3	93.4
Current portion of long-term debt	231.0	215.2

Total current liabilities	6,873.0	6,905.6
Long-term debt	1,588.9	1,638.0
Deferred compensation	498.4	503.2
Other non-current liabilities	389.3	402.2

TOTAL LIABILITIES	9,349.6	9,449.0

Redeemable noncontrolling interests (see Note 6)	269.5	277.8

STOCKHOLDERS’ EQUITY:
Preferred stock	221.5	525.0
Common stock	47.4	47.1
Additional paid-in capital	2,464.7	2,441.0
Accumulated deficit	(261.6)	(324.8)
Accumulated other comprehensive loss, net of tax	(161.8)	(176.6)

	2,310.2	2,511.7
Less: Treasury stock	(14.1)	(14.0)

Total IPG stockholders’ equity	2,296.1	2,497.7
Noncontrolling interests	35.4	38.6

TOTAL STOCKHOLDERS’ EQUITY	2,331.5	2,536.3

TOTAL LIABILITIES AND EQUITY	$11,950.6	$12,263.1

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$58.4	$(16.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	111.5	126.5
Provision for uncollectible receivables	8.6	13.6
Amortization of restricted stock and other non-cash compensation	38.5	37.7
Net amortization of bond (premiums) discounts and deferred financing costs	(3.0)	13.0
Loss on early extinguishment of debt	0.1	25.8
Deferred income tax benefit	(7.5)	(9.4)
Other	26.0	9.8
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	(82.7)	812.9
Expenditures billable to clients	(225.8)	(18.8)
Other current assets	(14.9)	14.2
Accounts payable	0.7	(863.4)
Accrued liabilities	(53.6)	(272.1)
Other non-current assets and liabilities	(18.1)	(72.0)

Net cash used in operating activities	(161.8)	(198.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of businesses and investments, net of cash sold	31.0	5.0
Acquisitions, including deferred payments, net of cash acquired	(63.0)	(71.2)
Capital expenditures	(49.7)	(43.7)
Net (purchases) sales and maturities of short-term marketable securities	(0.2)	157.9
Other investing activities	(1.7)	(0.7)

Net cash (used in) provided by investing activities	(83.6)	47.3

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of preferred stock	(265.9)	0.0
Proceeds from issuance of 10.00% Senior Notes due 2017	0.0	587.7
Purchase of long-term debt	(21.4)	(770.7)
Issuance costs and fees	(9.8)	(19.2)
Net increase (decrease) in short term bank borrowings	25.9	(12.1)
Distributions to noncontrolling interests	(18.2)	(21.1)
Preferred stock dividends	(16.7)	(20.7)
Other financing activities	(21.6)	(6.5)

Net cash used in financing activities	(327.7)	(262.6)

Effect of foreign exchange rate changes on cash and cash equivalents	5.6	68.1

Net decrease in cash and cash equivalents	(567.5)	(345.7)
Cash and cash equivalents at beginning of period	2,495.2	2,107.2

Cash and cash equivalents at end of period	$1,927.7	$1,761.5

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Amounts in Millions)

(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2009	$525.0	486.5	$47.1	$2,441.0	$(324.8)	$(176.6)	$(14.0)	$2,497.7	$38.6	$2,536.3

Net income (loss)					63.2			63.2	(4.8)	58.4
Foreign currency translation adjustments, net of tax						8.3		8.3	0.9	9.2
Changes in market value of securities available-for-sale, net of tax						0.2		0.2		0.2
Recognition of previously unrealized gain on securities available-for-sale, net of tax						(0.2)		(0.2)		(0.2)
Unrecognized losses, transition obligation and prior service cost, net of tax						6.5		6.5		6.5

Total comprehensive income (loss)								$78.0	$(3.9)	$74.1

Reclassifications related to redeemable noncontrolling interests									18.6	18.6
Noncontrolling interest transactions				(26.0)				(26.0)	1.1	(24.9)
Distributions to noncontrolling interests									(18.2)	(18.2)
Change in redemption value of redeemable noncontrolling interests				(5.6)				(5.6)		(5.6)
Repurchase of preferred stock	(303.5)			35.9				(267.6)		(267.6)
Preferred stock dividends				(12.7)				(12.7)		(12.7)
Stock-based compensation				41.2				41.2		41.2
Restricted stock, net of forfeitures		2.3	0.3	(11.4)				(11.1)		(11.1)
Other		0.3	0.0	2.3			(0.1)	2.2	(0.8)	1.4

Balance at September 30, 2010	$221.5	489.1	$47.4	$2,464.7	$(261.6)	$(161.8)	$(14.1)	$2,296.1	$35.4	$2,331.5

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) – (CONTINUED)

(Amounts in Millions)

(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2008	$525.0	477.1	$46.4	$2,413.5	$(446.1)	$(318.5)	$(14.0)	$2,206.3	$37.9	$2,244.2

Net loss					(15.1)			(15.1)	(1.2)	(16.3)
Foreign currency translation adjustments, net of tax						109.0		109.0	2.7	111.7
Changes in market value of securities available-for-sale, net of tax						0.6		0.6		0.6
Recognition of previously unrealized loss on securities available-for-sale, net of tax						0.0		0.0		0.0
Unrecognized losses, transition obligation and prior service cost, net of tax						9.5		9.5		9.5

Total comprehensive income								$104.0	$1.5	$105.5

Reclassifications related to redeemable noncontrolling interests									12.1	12.1
Noncontrolling interest transactions				(5.4)				(5.4)	0.3	(5.1)
Distributions to noncontrolling interests									(21.1)	(21.1)
Change in redemption value of redeemable noncontrolling interests				12.8				12.8		12.8
Preferred stock dividends				(20.7)				(20.7)		(20.7)
Stock-based compensation				38.4				38.4		38.4
Restricted stock, net of forfeitures		9.0	0.6	(17.4)				(16.8)		(16.8)
Other		0.4	0.0	3.3				3.3	0.8	4.1

Balance at September 30, 2009	$525.0	486.5	$47.0	$2,424.5	$(461.2)	$(199.4)	$(14.0)	$2,321.9	$31.5	$2,353.4

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 1:  Basis of Presentation

The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and subsidiaries (“IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2009 Annual Report on Form 10-K.

In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the information for each period contained therein. Certain reclassifications have been made to prior periods to conform to the current period presentation.

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

We may be required to calculate earnings (loss) per basic share using the two-class method, pursuant to authoritative guidance for earnings per share, as a result of our redeemable noncontrolling interests. Each reporting period, redeemable noncontrolling interests are reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value will also impact additional paid-in capital, but will not impact net income (loss). Adjustments as a result of currency translation will affect the redeemable noncontrolling interest balance, but do not impact additional paid-in capital. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income (loss) available to IPG common stockholders (used to calculate earnings (loss) per share) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of these reductions to net income (loss) available to IPG common stockholders (used to calculate earnings (loss) per share) is limited to cumulative prior-period reductions. For the three and nine months ended September 30, 2010 and 2009, there was no impact to earnings (loss) per share for adjustments related to our redeemable noncontrolling interests.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The following sets forth basic and diluted earnings (loss) per common share available to IPG common stockholders.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) available to IPG common stockholders – basic	$42.4	$17.2	$76.2	$(35.8)
Adjustments: Effect of dilutive securities
Interest on 4.25% Notes	0.3	0.3	1.0	0.0
Interest on 4.75% Notes	1.0	0.0	0.0	0.0
Benefit from preferred stock repurchased [1]	0.0	0.0	(21.7)	0.0

Net income (loss) available to IPG common stockholders – diluted	$43.7	$17.5	$55.5	$(35.8)

Weighted-average number of common shares outstanding – basic	474.7	470.5	473.0	467.3
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	10.6	11.1	9.3	0.0
4.25% Notes	32.2	32.2	32.2	0.0
4.75% Notes	16.1	0.0	0.0	0.0
Preferred stock repurchased	0.0	0.0	11.9	0.0

Weighted-average number of common shares outstanding – diluted	533.6	513.8	526.4	467.3

Earnings (loss) per share available to IPG common stockholders – basic	$0.09	$0.04	$0.16	$(0.08)
Earnings (loss) per share available to IPG common stockholders – diluted	$0.08	$0.03	$0.11	$(0.08)

1	For the nine months ended September 30, 2010, the benefit from the preferred stock repurchased is excluded from net income available to IPG common stockholders for purposes of calculating diluted earnings per share since the associated common shares, if converted, were dilutive. In addition, the benefit is also net of $4.0 of preferred dividends that were declared during the first quarter of 2010 and associated with the preferred stock repurchased. See Note 4 for further information.

Basic and diluted shares outstanding and loss per share are equal for the nine months ended September 30, 2009 because our potentially dilutive securities are antidilutive as a result of the net loss available to IPG common stockholders.

The following table presents the potential shares excluded from diluted earnings (loss) per share calculation because the effect of including these potential shares would be antidilutive.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Restricted stock, stock options and other equity awards	0.0	0.0	0.0	7.7
4.75% Notes	0.0	16.1	16.1	16.1
4.25% Notes	0.0	0.0	0.0	32.2
4.50% Notes	0.0	0.7	0.0	0.7
Preferred stock outstanding	16.2	38.4	16.2	38.4

Total	16.2	55.2	32.3	95.1

Securities excluded from the diluted earnings (loss) per share calculation because the exercise price was greater than the average market price:
Stock options [1]	16.6	21.6	19.5	21.6
Warrants [2]	0.0	0.0	0.0	67.9

1	These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive, and application of the treasury stock method would reduce this amount.
2	The potential dilutive impact of the warrants was based upon the difference between the market price of one share of our common stock and the stated exercise prices of the warrants, adjusted to reflect the period during which the warrants were outstanding. The warrants expired in June 2009.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 3:  Debt and Credit Arrangements

Long-Term Debt

A summary of the carrying amounts and fair values of our long-term debt is as follows.

	Effective Interest Rate		September 30, 2010		December 31, 2009
			Book Value	Fair Value [2]	Book Value	Fair Value [2]
Floating Rate Senior Unsecured Notes due 2010 (less unamortized discount of $0.4)	8.65%		$192.1	$192.3	$211.7	$210.5
7.25% Senior Unsecured Notes due 2011	7.25	% [1]	36.3	36.3	36.3	36.2
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.4)	6.29	% [1]	353.5	374.5	351.5	332.5
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $10.9)	10.38%		589.1	703.5	588.3	666.0
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $5.5)	3.50%		205.5	226.1	207.2	213.3
4.25% Convertible Senior Notes due 2023 (plus unamortized premium of $21.1)	0.58%		421.1	433.8	431.9	416.4
Other notes payable and capitalized leases			22.3		26.3

Total long-term debt			1,819.9		1,853.2

Less: current portion [3]			231.0		215.2

Long-term debt, excluding current portion			$1,588.9		$1,638.0

1	Excludes the effect of related gains/losses on interest rate swaps.
2	Fair values are derived from trading quotes by institutions making a market in the securities and estimations of value by those institutions using proprietary models.
3	On August 15, 2011 our 7.25% Senior Unsecured Notes due 2011 (the “2011 Notes”) mature. Therefore we included these Notes in current portion of long-term debt on our unaudited September 30, 2010 Consolidated Balance Sheet. On November 15, 2010 our Floating Rate Senior Unsecured Notes due 2010 (the “2010 Notes”) mature. Therefore we included these Notes in current portion of long-term debt on our unaudited September 30, 2010 and December 31, 2009 Consolidated Balance Sheets.

In April 2010, we repurchased $21.4 aggregate principal amount of our 2010 Notes that were scheduled to mature on November 15, 2010 for $21.5 in cash, which includes accrued and unpaid interest.

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

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

We were in compliance with all applicable restrictive and financial covenants in the Credit Agreement as of September 30, 2010. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter listed below, the following financial covenants, as defined, for the four quarters then ended.

	Q3 2010	Q4 2010	Q1 2011	Q2 2011	Q3 2011	Q4 2011	Q1 2012	Q2 2012	Q3 2012 & Thereafter
(i) Interest coverage ratio (not less than): [1]	3.75x	4.00x	4.25x	4.50x	5.00x	5.00x	5.50x	5.50x	5.75x
(ii) Leverage ratio (not greater than): [2]	3.75x	3.25x	3.25x	3.25x	3.00x	2.75x	2.75x	2.50x	2.50x
(iii) Minimum EBITDA (not less than):	$550.0	$550.0	$550.0	$550.0	$550.0	$600.0	$600.0	$600.0	$600.0

1	An interest coverage ratio (EBITDA, as defined in the Credit Agreement, to net interest expense plus cash dividends on convertible preferred stock for the four quarters then ended).
2	A leverage ratio (debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended).

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

Note 4:  Convertible Preferred Stock

In April 2010, we launched a tender offer to purchase for cash up to 370,000 shares (actual number) of our outstanding 525,000 shares (actual number) 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”).

In May 2010, we purchased 303,526 shares (actual number) of our Series B Preferred Stock that were validly tendered for cash for an aggregate purchase price of $267.6. The aggregate purchase price was calculated as the number of shares tendered multiplied by the purchase price of $869.86 per share plus unpaid dividends of $1.9, which were prorated for the period the tendered shares were outstanding and transaction costs directly associated with the repurchase. The carrying value of the tendered shares was $293.3 and was determined based on the number of shares tendered multiplied by the $1,000 per share liquidation preference less $10.2, which is the pro-rata amount of issuance costs associated with the original issuance of the preferred stock. The benefit of $25.7 represents the excess carrying value of the tendered shares over consideration from the repurchase, which was recorded as an adjustment to additional paid-in capital. Additionally, we recorded an adjustment to additional paid-in capital of $10.2 for the pro-rata amount of issuance costs.

As of September 30, 2010, 221,474 shares (actual number) of our Series B Preferred Stock remain outstanding.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 5:  Supplementary Data

Accrued Liabilities

	September 30, 2010	December 31, 2009
Media and production expenses	$1,986.6	$1,936.1
Salaries, benefits and related expenses	356.1	405.7
Office and related expenses	56.0	59.5
Acquisition obligations	27.8	16.6
Interest	25.2	46.6
Professional fees	20.4	20.4
Other	77.8	108.2

Total accrued liabilities	$2,549.9	$2,593.1

2004 Restatement Liabilities

As part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. As of September 30, 2010 and December 31, 2009, we had vendor discounts and credit liabilities of $96.4 and $106.4, respectively, related to the 2004 Restatement.

Other (Expense) Income, net

Results of operations for the three and nine months ended September 30, 2010 and 2009 include certain items which are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss on early extinguishment of debt	$0.0	$(1.2)	$(0.1)	$(25.8)
Gains (losses) on sales of businesses and investments	0.3	0.7	(2.8)	(2.1)
Vendor discounts and credit adjustments	0.3	1.5	2.4	7.7
Other (expense) income, net	(3.7)	0.0	(4.2)	2.8

Total other (expense) income, net	$(3.1)	$1.0	$(4.7)	$(17.4)

Net Loss on Early Extinguishment of Debt – During the first nine months of 2009, we recorded a net charge of $25.8 primarily related to the settlement of our tender offers for the 5.40% Senior Unsecured Notes due 2009, the 2011 Notes and the 2010 Notes.

Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.

Note 6:  Acquisitions

We continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets. Our acquisitions provide for an initial payment at the time of closing, and certain of these acquisitions include

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

additional contingent purchase payments based on the future performance of the acquired entity. Due to the characteristics of advertising, specialized marketing and communication services companies, our acquisitions typically do not have significant amounts of tangible assets, as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price of these acquisitions is allocated to identifiable intangible assets, primarily customer lists, trade names and goodwill.

In July 2010, we purchased Delaney Lund Knox Warren for a total payment of approximately $43.0 in cash. During the first nine months of 2010, we completed five additional acquisitions, including a new media and digital marketing service company in Brazil. During the first nine months of 2010, we recorded approximately $58.0 of goodwill and intangible assets related to our acquisitions. Of our six acquisitions, five are included in the Integrated Agency Networks (“IAN”) operating segment and one is included in the Constituency Management Group (“CMG”) operating segment. The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years’ acquisitions are listed below.

	Nine months ended September 30,
	2010	2009
Cash paid for current year acquisitions:
Cost of investment	$47.1	$3.8
Operating expense	3.3	0.0
Cash paid for prior-year acquisitions:
Cost of investment	40.0	73.3
Operating expense	3.0	0.0
Less: cash acquired	(3.1)	(0.1)

Total cash paid for acquisitions [1]	$90.3	$77.0

1	Includes payments of $21.0 and $5.8 for the nine months ended September 30, 2010 and 2009, respectively, relating to transactions with consolidated subsidiaries where we have increased our ownership interests, which are classified within the financing section of the unaudited Consolidated Statements of Cash Flows, rather than the investing section.

Many of our acquisitions also include provisions under which the noncontrolling equity owners can require us to purchase additional interests in a subsidiary at their discretion. The following table presents changes in our redeemable noncontrolling interests.

	Nine months ended September 30,
	2010	2009
Balance at beginning of period	$277.8	$288.4
Noncontrolling interest balance related to redeemable noncontrolling interests	(18.6)	(12.1)
Changes in redemption value of redeemable noncontrolling interests:
Additions	31.7	0.5
Redemptions and reclassifications	(28.5)	(5.3)
Redemption value adjustments [1]	7.1	(9.1)

Balance at end of period	$269.5	$262.4

1	Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustment to the redemption value impacts additional paid-in capital, except adjustments as a result of currency translation.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 7:  Income Taxes

For the three months ended September 30, 2010, the effective tax rate is comparable to the statutory rate of 35% primarily due to losses in certain foreign locations for which we receive no benefit due to 100% valuation allowances and an increase in unrecognized tax benefits offset by the reversal of valuation allowances in Europe and tax benefits from the exercise of stock options. For the nine months ended September 30, 2010, the difference between the effective tax rate and the statutory rate of 35% was primarily due to factors similar to those noted above as well as the impact of state and local taxes.

In September 2010, we effectively settled our New York State examination for the 1999-2001 tax years. The settlement resulted in a cash payment of $11.7 consisting of $5.4 of tax and $6.3 of interest, which was previously reserved.

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

With respect to all tax years open to examination by U.S. federal and various state, local and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $20.0 and $30.0 in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations. This net decrease is related to various items of income and expense, including transfer pricing adjustments and adjustments in various state and local jurisdictions.

We are effectively settled with respect to U.S. federal income tax audits for years prior to 2007. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 1999, or non-U.S. income tax audits for years prior to 2000.

On August 10, 2010, the Education Jobs and Medicaid Assistance Act was signed into law. The Act contains various provisions that could limit our ability to use foreign tax credits. There was no material impact on us in the third quarter of 2010. While we continue to assess the future impact of this Act on us, we do not expect a material impact to our effective or cash tax rates in the near future.

Note 8:  Comprehensive Income

	Three months ended September 30,
	2010	2009
Net income	$45.6	$25.9
Foreign currency translation adjustment, net of tax	77.1	62.6
Adjustments to pension and other postretirement plans, net of tax	3.0	3.3
Net unrealized holding losses on securities, net of tax	(0.1)	(0.2)

Total comprehensive income	125.6	91.6
Comprehensive income attributable to noncontrolling interests	1.3	3.0

Comprehensive income attributable to IPG	$124.3	$88.6

Comprehensive income (loss) for the nine months ended September 30, 2010 and 2009 is displayed in the unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 9:  Incentive Compensation Plans

We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders.

Stock-Based Compensation

We issued the following stock-based awards under the 2009 Performance Incentive Plan (the “2009 PIP”) during the nine months ended September 30, 2010.

	Awards	Weighted-average grant-date fair value (per award)
Stock options	0.5	$3.88
Stock-settled awards	3.7	$8.46
Cash-settled awards	0.6	$8.47
Performance-based awards	0.1	$11.01

Total stock-based compensation awards [1]	4.9

1	Additional performance cash awards of $19.0 were granted under the 2009 PIP in the first quarter of 2010 and will be settled in shares upon vesting, which is three years from the grant date. The number of shares to be settled on the vesting date will be calculated as the cash value adjusted for performance divided by our stock price on the vesting date.

Cash Awards

During the nine months ended September 30, 2010, the Compensation Committee granted cash awards under the Interpublic Restricted Cash Plan and performance cash awards under the 2009 PIP with a total target value of $30.9 and $18.5, respectively, which will be amortized over the vesting period, typically three years.

Note 10:  Employee Benefits

We have a defined benefit plan which covers substantially all regular U.S. employees employed through March 31, 1998. Some of our agencies have additional domestic plans, which are closed to new participants. We also have numerous plans outside of the U.S., some of which are funded, while others provide payments at the time of retirement or termination under applicable labor laws or agreements. Some of our domestic and foreign subsidiaries also provide postretirement health benefits to eligible employees and their dependents. Additionally, some of our domestic subsidiaries provide postretirement life insurance to eligible employees. Certain immaterial foreign pension plans have been excluded from the table below. The components of net periodic cost for the domestic pension plans, the principal foreign pension plans and the postretirement benefit plans are listed below.

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
Three months ended September 30,	2010	2009	2010	2009	2010	2009
Service cost	$0.0	$0.0	$3.2	$2.8	$0.1	$0.1
Interest cost	1.9	1.9	5.7	6.0	0.7	0.7
Expected return on plan assets	(1.8)	(1.7)	(4.3)	(3.7)	0.0	0.0
Amortization of:
Prior service cost (credit)	0.0	0.0	0.1	0.1	0.0	0.0
Unrecognized actuarial losses	2.1	2.1	0.5	0.6	0.0	0.0

Net periodic cost	$2.2	$2.3	$5.2	$5.8	$0.8	$0.8

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
Nine months ended September 30,	2010	2009	2010	2009	2010	2009
Service cost	$0.0	$0.0	$8.8	$8.1	$0.2	$0.3
Interest cost	5.5	6.0	17.3	17.0	2.1	2.3
Expected return on plan assets	(5.2)	(5.5)	(12.8)	(10.2)	0.0	0.0
Settlement losses	0.0	0.0	1.0	1.5	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.1	0.1
Prior service cost (credit)	0.0	0.0	0.2	0.2	0.0	(0.1)
Unrecognized actuarial losses	6.5	7.3	1.4	1.8	0.0	0.0

Net periodic cost	$6.8	$7.8	$15.9	$18.4	$2.4	$2.6

During the nine months ended September 30, 2010, we contributed $20.5 to our foreign pension plans and $9.6 to our domestic pension plans. In the fourth quarter of 2010, we expect to contribute approximately $8.0 to our foreign pension plans, and we do not expect to make any contributions to our domestic pension plans. A significant portion of our contributions to the foreign pension plans relates to the Interpublic Pension Plan in the U.K.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 11:  Segment Information

We have two reportable segments: IAN, which is comprised of McCann Worldgroup, Draftfcb, Mediabrands, Lowe and our domestic integrated agencies, and CMG, which is comprised of a number of our specialist marketing service offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income, excluding the impact of restructuring and other reorganization-related charges (reversals), net and long-lived asset impairment and other charges, if applicable. Segment information is presented consistently with the basis described in our 2009 Annual Report on Form 10-K. Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
IAN	$1,299.3	$1,191.9	$3,794.6	$3,555.0
CMG	261.5	234.8	725.3	671.4

Total	$1,560.8	$1,426.7	$4,519.9	$4,226.4

Segment operating income:
IAN	$113.6	$78.7	$270.1	$135.7
CMG	21.7	18.2	51.4	43.5
Corporate and other	(33.7)	(39.1)	(101.2)	(106.6)

Total	101.6	57.8	220.3	72.6

Restructuring and other reorganization-related (charges) reversals, net	(1.4)	0.5	(2.3)	0.7
Interest expense	(34.7)	(37.8)	(102.3)	(117.7)
Interest income	6.8	7.6	19.4	28.0
Other (expense) income, net	(3.1)	1.0	(4.7)	(17.4)

Income (loss) before income taxes	$69.2	$29.1	$130.4	$(33.8)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$29.5	$32.7	$87.3	$98.8
CMG	3.6	3.6	10.2	10.8
Corporate and other	4.2	5.7	14.0	16.9

Total	$37.3	$42.0	$111.5	$126.5

Capital expenditures:
IAN	$18.0	$9.5	$42.3	$30.4
CMG	1.8	1.6	3.7	3.8
Corporate and other	1.6	4.9	3.7	9.5

Total	$21.4	$16.0	$49.7	$43.7

	September 30, 2010	December 31, 2009
Total assets:
IAN	$9,931.0	$9,763.9
CMG	890.5	897.8
Corporate and other	1,129.1	1,601.4

Total	$11,950.6	$12,263.1

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

There were no changes to our valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during the nine months ended September 30, 2010. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2010				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,205.7	$0.0	$0.0	$1,205.7	Cash and cash equivalents
Short-term marketable securities	11.3	0.0	0.0	11.3	Marketable securities
Long-term investments	1.3	13.7	0.0	15.0	Other assets
Foreign currency derivatives [1]	0.0	0.0	0.2	0.2	Other assets

Total	$1,218.3	$13.7	$0.2	$1,232.2

As a percentage of total assets	10.2%	0.1%	0.0%	10.3%

Liabilities
Mandatorily redeemable noncontrolling interests [2]	$0.0	$0.0	$48.1	$48.1

	September 30, 2009				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,106.0	$0.0	$0.0	$1,106.0	Cash and cash equivalents
Short-term marketable securities	10.6	0.0	0.0	10.6	Marketable securities
Long-term investments [3]	15.7	0.0	6.7	22.4	Other assets
Foreign currency derivatives [1]	0.0	0.0	0.7	0.7	Other assets

Total	$1,132.3	$0.0	$7.4	$1,139.7

As a percentage of total assets	10.3%	0.0%	0.1%	10.4%

Liabilities
Mandatorily redeemable noncontrolling interests [2]	$0.0	$0.0	$42.3	$42.3

1	Fair value is derived from changes in market value of obligations denominated in foreign currency based on an internal valuation model.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

2	Relates to unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligation was based upon the amount payable as if the forward contracts were settled. The amount redeemable within the next twelve months is classified in accrued liabilities; any interests redeemable thereafter are classified in other non-current liabilities.
3	Fair value related to our Level 3 investments was based on an internal valuation model. During the fourth quarter of 2009, we sold our entire position in asset-backed auction-rate securities.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Assets	Liabilities	Assets		Liabilities
	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests	Auction-rate securities	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests
Balance at beginning of period	$0.3	$61.8	$6.7	$0.8	$37.2
Level 3 (reductions) additions	0.0	(14.0)	0.0	0.0	2.4
Realized losses included in net income	(0.1)	(0.3)	0.0	(0.1)	(2.7)

Balance at end of period	$0.2	$48.1	$6.7	$0.7	$42.3

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Assets	Liabilities	Assets		Liabilities
	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests	Auction-rate securities	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests
Balance at beginning of period	$0.6	$47.8	$6.7	$0.8	$21.6
Level 3 (reductions) additions	0.0	(0.8)	0.0	0.0	22.5
Realized (losses) gains included in net income (loss)	(0.4)	(1.1)	0.0	(0.1)	1.8

Balance at end of period	$0.2	$48.1	$6.7	$0.7	$42.3

Level 3 reductions relate to payments made related to unconditional obligations to purchase additional equity interests in previous acquisitions for cash. Level 3 additions relate to unconditional obligations to purchase additional equity interests in previous acquisitions for cash in future periods. Realized (losses) gains included in net income (loss) for foreign currency derivatives and mandatorily redeemable noncontrolling interests are reported as a component of other (expense) income, net and interest expense, respectively, in the unaudited Consolidated Statements of Operations.

Note 13:  Commitments and Contingencies

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

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Guarantees

As discussed in our 2009 Annual Report on Form 10-K, we have guarantees of certain obligations of our subsidiaries relating principally to credit facilities, certain media payables and operating leases of certain subsidiaries. The amount of such parent company guarantees was $798.5 and $769.3 as of September 30, 2010 and December 31, 2009, respectively.

Note 14:  Recent Accounting Standards

In March 2010, the Emerging Issues Task Force (“EITF”) reached a consensus related to guidance when applying the milestone method of revenue recognition. The consensus was issued by the Financial Accounting Standards Board (“FASB”) as an update to authoritative guidance for revenue recognition and will be effective for us beginning January 1, 2011. The amended guidance provides criteria for identifying those deliverables in an arrangement that meet the definition of a milestone. In addition, the amended guidance includes enhanced quantitative and qualitative disclosures about the arrangements when an entity recognizes revenue using the milestone method. We do not expect the adoption of this guidance to have a significant impact on our Consolidated Financial Statements.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (“IPG,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report, our 2009 Annual Report on Form 10-K, as well as our other reports on Form 8-K and other Securities and Exchange Commission (“SEC”) filings. Our Annual Report includes additional information about our significant accounting policies and practices as well as details about our most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:

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

RECENT ACCOUNTING STANDARDS, by reference to Note 14 to the unaudited Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2010 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

Our business objective is to continue to strengthen our full range of marketing expertise and competitive positioning. We develop and invest in a range of talent, tools and businesses that are highly relevant to the needs of our clients and offer us strong financial returns. These include investments in fast-growth marketing channels and geographic regions as well as key strategic world markets. Our long-term financial goals include maintaining organic revenue growth at competitive levels while expanding our operating margin. Accordingly, we remain focused on meeting the evolving needs of our clients while carefully managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate and information technology. The improvements we have made in our financial reporting and business information systems during recent years provide us with more timely and actionable insights from our global operations. Our conservative approach to our balance sheet and liquidity provide us with a solid financial foundation and financial flexibility.

During the first nine months of 2010, we have seen economic improvement in many of our key markets and an increase in spending from many of our clients across multiple business sectors. As a result, we have experienced growth across our marketing disciplines. We are continuing to invest to support growth and where we see strategic opportunity. We have achieved improved operating leverage in 2010 as a result of higher revenues and our ongoing cost discipline. There still remains a degree of caution on the part of marketers that continues to have an effect on the demand for advertising and marketing services, particularly in light of uncertainty about the prospects for continued improvements in the global economy. However, we continue to derive benefits from our diversified client base, global footprint and the broad range and strength of our professional offerings. As a result, we believe we are well-positioned to benefit from a renewed focus on growth.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Third Quarter and First Nine Months of 2010 and 2009 Highlights

	Three months ended September 30, 2010		Nine months ended September 30, 2010
% Increase	Total	Organic	Total	Organic
Revenue	9.4%	9.4%	6.9%	5.2%
Salaries and related expenses	6.7%	7.4%	2.4%	1.0%
Office and general expenses	6.3%	6.5%	6.2%	4.2%

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating margin	6.4%	4.1%	4.8%	1.7%
Expenses as % of revenue:
Salaries and related expenses	64.5%	66.1%	65.9%	68.8%
Office and general expenses	29.0%	29.8%	29.3%	29.5%

Net income (loss) available to IPG common stockholders	$42.4	$17.2	$76.2	$(35.8)

Earnings (loss) per share available to IPG common stockholders:
Basic	$0.09	$0.04	$0.16	$(0.08)
Diluted	$0.08	$0.03	$0.11	$(0.08)

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

The change in our operating performance attributable to foreign currency rates is determined by converting the prior-period reported results using the current period exchange rates and comparing the prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. As a result, both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first nine months of 2010 include the Australian Dollar, Brazilian Real, Canadian Dollar and Euro. For the third quarter of 2010, foreign currency fluctuations resulted in net decreases of approximately 1% in revenues, salaries and related expenses and office and general expenses, which contributed on a net basis to an increase in operating income of approximately 6% compared to the prior-year period. For the first nine months of 2010, foreign currency fluctuations resulted in net increases of approximately 2% in revenues and office and general expenses and approximately 1% in salaries and related expenses, which contributed on a net basis to an increase in operating income of approximately 6% compared to the prior-year period. During the first nine months of 2010, the U.S. Dollar weakened against several foreign currencies compared to the prior-year periods, which had a net positive impact on our consolidated results of operations. However, over the past several months, this effect was partially offset by the strengthening of the U.S. Dollar against the Euro and Pound Sterling.

For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offering and disposed of businesses

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

that are not consistent with our strategic plan. For the third quarter and first nine months of 2010, the net effect of acquisitions and divestitures was a slight increase to revenue and operating expenses compared to the respective prior-year period.

RESULTS OF OPERATIONS

Consolidated Results of Operations – Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

REVENUE

	Three months ended September 30, 2009	Components of change			Three months ended September 30, 2010	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Consolidated	$1,426.7	$(9.3)	$9.2	$134.2	$1,560.8	9.4%	9.4%
Domestic	834.1	0.0	(0.8)	83.4	916.7	10.0%	9.9%
International	592.6	(9.3)	10.0	50.8	644.1	8.6%	8.7%
United Kingdom	104.2	(6.8)	6.7	4.1	108.2	3.9%	3.8%
Continental Europe	190.9	(18.0)	(1.2)	(1.9)	169.8	(1.0)%	(11.1)%
Asia Pacific	140.9	8.7	0.0	4.9	154.5	3.5%	9.7%
Latin America	73.3	3.1	3.5	21.1	101.0	28.8%	37.8%
Other	83.3	3.7	1.0	22.6	110.6	27.1%	32.8%

During the third quarter of 2010, our revenue increased by $134.1, or 9.4%, compared to the third quarter of 2009, primarily consisting of an organic revenue increase of $134.2, or 9.4%. Our organic increase was primarily attributable to higher spending from existing clients and net client wins in most sectors of our business and in nearly all regions. The sectors that primarily contributed to the organic revenue increase were auto and transportation and financial services. Our technology and telecom sector also contributed to the organic increase in the third quarter of 2010 as the impact of certain lost assignments in this sector on prior-period comparisons has diminished. Regionally, the largest organic revenue increase was in our domestic market, primarily related to the factors noted above. In our international market, the organic revenue increase occurred in nearly all regions, most notably in the Latin America region, primarily in Brazil, and in our Other region, which included increases in South Africa. In Continental Europe, where the impact of a weakened economic climate continues to be felt, we had organic decreases in most countries which were partially offset by organic increases in certain other European countries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Our revenue is directly impacted by our ability to win new clients and the retention and spending levels of existing clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year end on various contracts and project work completed that is typically recognized during the fourth quarter. Additionally, revenues can fluctuate due to the timing of completed projects in the events marketing business, as revenue is typically recognized when the project is complete. We generally act as principal for these projects and as such record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses. For the third quarter of 2010, our organic revenue increase includes higher revenue attributable to certain projects where we act as principal.

	Nine months ended September 30, 2009	Components of change			Nine months ended September 30, 2010	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Consolidated	$4,226.4	$63.2	$8.8	$221.5	$4,519.9	5.2%	6.9%
Domestic	2,462.6	0.0	(3.8)	222.0	2,680.8	9.0%	8.9%
International	1,763.8	63.2	12.6	(0.5)	1,839.1	(0.0)%	4.3%
United Kingdom	317.0	0.5	6.7	(23.1)	301.1	(7.3)%	(5.0)%
Continental Europe	605.0	(8.7)	(2.8)	(34.3)	559.2	(5.7)%	(7.6)%
Asia Pacific	389.4	30.9	3.2	4.5	428.0	1.2%	9.9%
Latin America	206.3	18.5	4.5	31.3	260.6	15.2%	26.3%
Other	246.1	22.0	1.0	21.1	290.2	8.6%	17.9%

During the first nine months of 2010, our revenue increased by $293.5, or 6.9%, compared to the first nine months of 2009, primarily consisting of an organic revenue increase of $221.5, or 5.2%, and a favorable foreign currency rate impact of $63.2. Consistent with the third quarter, the organic increase was primarily attributable to higher spending from existing clients and net client wins in nearly all sectors of our business and in several regions, most notably the domestic market. The sectors that primarily contributed to the organic revenue increase were auto and transportation, financial services and retail. Our slight international organic revenue decline was due to the Continental Europe region, where the impact of a weakened economic climate continues to be felt in certain European countries, and the United Kingdom, which was primarily attributable to decreases in the technology and telecom sector, most notably in the first half of 2010. The decreases in these two regions were nearly offset by organic increases in the Latin America region, primarily in Brazil.

Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Salaries and related expenses	$1,007.1	$943.5	$2,977.4	$2,908.4
Office and general expenses	452.1	425.4	1,322.2	1,245.4
Restructuring and other reorganization-related charges (reversals), net	1.4	(0.5)	2.3	(0.7)

Total operating expenses	$1,460.6	$1,368.4	$4,301.9	$4,153.1

Operating income	$100.2	$58.3	$218.0	$73.3

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Salaries and Related Expenses

	2009	Components of change			2010	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Three months ended September 30,	$943.5	$(9.8)	$3.2	$70.2	$1,007.1	7.4%	6.7%
Nine months ended September 30,	2,908.4	37.7	2.1	29.2	2,977.4	1.0%	2.4%

Salaries and related expenses in the third quarter of 2010 increased by $63.6 compared to the third quarter of 2009, primarily consisting of an organic increase of $70.2, partially offset by a favorable foreign currency rate impact of $9.8. However, salaries and related expenses as a percentage of total consolidated revenue decreased in the third quarter of 2010 to 64.5% from 66.1% in the prior-year period. The organic increase was primarily due to higher base salaries and benefits of $31.3 and higher temporary help of $16.7 incurred to support revenue growth (organic revenue increase of $134.2), primarily in our domestic market and certain international regions. In regions where we had organic revenue decreases, such as various countries in the Continental Europe region, we continue to realize lower salaries, benefits and temporary help related to the work force reductions taken during 2009. In regions where we have revenue growth, we may need to continue to add resources to support this growth, which would result in additional increases in salaries and related expenses. Severance expense decreased by $6.5 compared to the prior-year period. Also contributing to the organic increase was higher incentive award expense of $28.1, primarily due to improved operating results in the current year. This is in contrast to the third quarter of 2009, where we had lower incentive award expense due to lower performance, primarily as a result of difficult economic conditions.

Salaries and related expenses in the first nine months of 2010 increased by $69.0 compared to the first nine months of 2009, primarily consisting of an adverse foreign currency rate impact of $37.7 and an organic increase of $29.2. However, salaries and related expenses as a percentage of total consolidated revenue decreased in the first nine months of 2010 to 65.9% from 68.8% in the prior-year period. The organic increase was primarily due to higher temporary help of $43.4 to support business growth, primarily in the domestic market, partially offset by lower base salaries and benefits of $29.0, primarily related to work force reductions during 2009. Severance expense decreased by $52.6 compared to the prior-year period. The organic increase also included higher incentive award expense of $50.3 due to factors similar to those noted above for the third quarter of 2010.

Changes in our incentive awards mix can impact future-period expense, as annual bonus awards are expensed during the year they are earned and long-term incentive awards are expensed over the performance period, generally three years. Factors impacting long-term incentive awards are the actual number of awards vesting, the change in our stock price and changes to our projected results, which could impact the achievement of certain performance targets. See Note 9 to the unaudited Consolidated Financial Statements for further information on our incentive compensation plans.

The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Salaries and related expenses	64.5%	66.1%	65.9%	68.8%
Base salaries, benefits and tax	53.1%	56.3%	54.8%	58.6%
Incentive expense	4.2%	2.7%	3.9%	2.9%
Severance expense	1.0%	1.6%	1.0%	2.2%
Temporary help	3.8%	2.9%	3.6%	2.7%
All other salaries and related expenses	2.4%	2.6%	2.6%	2.4%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, decreased in the third quarter of 2010 to 64.5% from 66.1%, and decreased in the first nine months of 2010 to 65.9% from 68.8% from the comparable prior-year periods, primarily driven by higher revenues, and, to a lesser extent, lower severance expense, partially offset by an increase in temporary help and incentive expense.

Office and General Expenses

	2009	Components of change			2010	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Three months ended September 30,	$425.4	$(3.1)	$2.0	$27.8	$452.1	6.5%	6.3%
Nine months ended September 30,	1,245.4	21.1	3.4	52.3	1,322.2	4.2%	6.2%

Office and general expenses in the third quarter of 2010 increased by $26.7 compared to the third quarter of 2009, primarily consisting of an organic increase of $27.8. Approximately eighty percent of the organic increase was attributable to higher production expenses related to pass-through costs for certain projects where we acted as a principal that increased in size or were new during the third quarter of 2010. The remainder of the organic increase is due to higher discretionary spending to support business growth. Production expenses can vary significantly between periods depending on the timing of completion of certain projects where we act as principal, which could impact trends between various periods in the future.

Office and general expenses in the first nine months of 2010 increased by $76.8 compared to the first nine months of 2009, primarily consisting of an organic increase of $52.3 and an adverse foreign currency rate impact of $21.1. The organic increase was due to factors similar to those noted above for the third quarter of 2010, as well as a foreign currency exchange translation loss of approximately $5.0 in the first quarter of 2010 related to our Venezuela agencies transitioning to inflationary accounting as of January 1, 2010. The organic increase was partially offset by lower occupancy costs, which was partly due to lease terminations we initiated in 2009.

The following table details our office and general expenses as a percentage of total consolidated revenue. All other office and general expenses primarily include production expenses, and to a lesser extent, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Office and general expenses	29.0%	29.8%	29.3%	29.5%
Professional fees	1.6%	1.9%	1.8%	2.0%
Occupancy expense (excluding depreciation and amortization)	8.0%	9.0%	8.2%	9.0%
Travel & entertainment, office supplies and telecommunications	3.7%	3.5%	3.8%	3.6%
All other office and general expenses	15.7%	15.4%	15.5%	14.9%

Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the third quarter of 2010 to 29.0% from 29.8%, and decreased in the first nine months of 2010 to 29.3% from 29.5%, in each case compared to the respective prior-year period, primarily driven by higher revenues and lower occupancy expenses, partially offset by higher production expenses.

Restructuring and Other Reorganization-Related Charges (Reversals), net

During the third quarter of 2010 we initiated plans to integrate our recent acquisition of Delaney Lund Knox Warren (“DLKW”) into our Lowe London operations. We expect to incur approximately $4.0 of other reorganization-related charges associated with this alignment as we finish implementing our plan through the remainder of 2010 and into 2011. As a result

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

of the alignment, Lowe will be strengthened by the addition of a premier full-service communications agency in its London operations, and DLKW will benefit from the multinational reach of Lowe. The agency will be called DLKW Lowe, and will serve as the United Kingdom hub for Lowe and Partners Worldwide. These charges relate to severance and termination costs and lease termination and other exit costs as we execute these plans. The charges will be separated from the rest of our operating expenses within the unaudited Consolidated Statements of Operations because they did not occur in the normal course of business.

EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cash interest on debt obligations	$(35.5)	$(34.9)	$(104.2)	$(105.4)
Non-cash interest	0.8	(2.9)	1.9	(12.3)

Interest expense	(34.7)	(37.8)	(102.3)	(117.7)
Interest income	6.8	7.6	19.4	28.0

Net interest expense	(27.9)	(30.2)	(82.9)	(89.7)
Other (expense) income, net	(3.1)	1.0	(4.7)	(17.4)

Total (expenses) and other income	$(31.0)	$(29.2)	$(87.6)	$(107.1)

Net Interest Expense

For the three and nine months ended September 30, 2010, net interest expense decreased by $2.3 and $6.8, respectively, as compared to the respective prior-year periods, primarily due to a decrease in non-cash interest expense, partially offset by a decrease in interest income. The change in non-cash interest expense for the three and nine months ended September 30, 2010 was due to changes in the value of obligations to purchase noncontrolling equity shares of consolidated subsidiaries. The value of these obligations may fluctuate depending on projected future operating performance of these subsidiaries. See Note 12 to the unaudited Consolidated Financial Statements for further information. Additionally, for the nine months ended September 30, 2010, the decrease in non-cash interest expense was due to a decrease in deferred warrant costs and amortization of debt issuance costs in connection with the expiration in June 2009 of our $750.0 Three-Year Credit Agreement dated as of June 13, 2006. The decrease in interest income for the nine months ended September 30, 2010 was primarily due to lower interest rates in various countries around the world, including the United States. Cash interest expense remained virtually unchanged for the three and nine months ended September 30, 2010.

Other (Expense) Income, net

Results of operations for the three and nine months ended September 30, 2010 and 2009 include certain items which are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss on early extinguishment of debt	$0.0	$(1.2)	$(0.1)	$(25.8)
Gains (losses) on sales of businesses and investments	0.3	0.7	(2.8)	(2.1)
Vendor discounts and credit adjustments	0.3	1.5	2.4	7.7
Other (expense) income, net	(3.7)	0.0	(4.2)	2.8

Total other (expense) income, net	$(3.1)	$1.0	$(4.7)	$(17.4)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Net Loss on Early Extinguishment of Debt – During the first nine months of 2009, we recorded a net charge of $25.8 primarily related to the settlement of our tender offers for our 5.40% Senior Unsecured Notes due 2009, our 7.25% Senior Unsecured Notes due 2011 (the “2011 Notes”) and our Floating Rate Senior Unsecured Notes due 2010 (the “2010 Notes”).

Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established during the restatement we presented in our 2004 Annual Report on Form 10-K. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Income (loss) before income taxes	$69.2	$29.1	$130.4	$(33.8)

Provision for (benefit of) income taxes	$24.4	$3.7	$72.4	$(18.0)

Effective tax rate	35.3%	12.7%	55.5%	53.3%

Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. Specifically, for the three months ended September 30, 2010, the effective tax rate is comparable to the statutory rate of 35% primarily due to losses in certain foreign locations for which we receive no benefit due to 100% valuation allowances and an increase in unrecognized tax benefits offset by the reversal of valuation allowances in Europe and tax benefits from the exercise of stock options. For the nine months ended September 30, 2010, the difference between the effective tax rate and the statutory rate of 35% was primarily due to factors similar to those noted above as well as the impact of state and local taxes.

On August 10, 2010, The Education Jobs and Medicaid Assistance Act was signed into law. The Act contains various provisions that could limit our ability to use foreign tax credits. There was no material impact on us in the third quarter of 2010. While we continue to assess the future impact of this Act on us, we do not expect a material impact to our effective or cash tax rates in the near future.

For the three and nine months ended September 30, 2009, the difference between the effective tax rate and the statutory rate of 35% was primarily due to the recognition of previously unrecognized tax benefits and the recognition of tax benefits on partially worthless securities, partially offset by losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the establishment of valuation allowances in the Asia Pacific region. For the nine months ended September 30, 2009, the difference between the effective tax rate and the statutory tax rate is also due to the write-off of deferred tax assets related to restricted stock.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share available to common stockholders for the three and nine months ended September 30, 2010 was $0.09 and $0.16, respectively, compared to $0.04 and ($0.08) for the three and nine months ended September 30, 2009, respectively. Diluted earnings (loss) per share was $0.08 and $0.11 for the three and nine months ended September 30, 2010, respectively, compared to $0.03 and ($0.08) for the three and nine months ended September 30, 2009, respectively.

Basic earnings per share for the nine months ended September 30, 2010, includes a benefit from the repurchase of a portion of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”). For the three months ended September 30, 2010, we paid quarterly dividends of $2.9 on our Series B Preferred Stock that remains outstanding. See Note 4 to the unaudited Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Segment Results of Operations – Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

As discussed in Note 11 to the unaudited Consolidated Financial Statements, we have two reportable segments as of September 30, 2010: Integrated Agency Networks (“IAN”) and Constituency Management Group (“CMG”). We also report results for the Corporate and other group.

IAN

REVENUE

	Three months ended September 30, 2009	Components of change			Three months ended September 30, 2010	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Consolidated	$1,191.9	$(7.1)	$9.1	$105.4	$1,299.3	8.8%	9.0%
Domestic	664.5	0.0	(0.8)	63.4	727.1	9.5%	9.4%
International	527.4	(7.1)	9.9	42.0	572.2	8.0%	8.5%

During the third quarter of 2010, IAN revenue increased by $107.4 compared to the third quarter of 2009, primarily consisting of an organic revenue increase of $105.4. The organic revenue increase was primarily attributable to higher spending from existing clients and net client wins in nearly all sectors of our business and in most regions, at various of our advertising and media businesses. The sectors that primarily contributed to the organic increase were auto and transportation and financial services. The largest increase was in the domestic market. The international organic increase occurred throughout most regions, most notably in the Latin America region, primarily in Brazil, as well as South Africa. The Continental Europe region had a slight organic decrease.

	Nine months ended September 30, 2009	Components of change			Nine months ended September 30, 2010	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Consolidated	$3,555.0	$57.8	$8.7	$173.1	$3,794.6	4.9%	6.7%
Domestic	1,998.5	0.0	(3.8)	159.6	2,154.3	8.0%	7.8%
International	1,556.5	57.8	12.5	13.5	1,640.3	0.9%	5.4%

During the first nine months of 2010, IAN revenue increased by $239.6 compared to the first nine months of 2009, primarily consisting of an organic increase of $173.1 and a favorable foreign currency impact of $57.8. The domestic organic increase was driven by factors similar to those noted above for the third quarter of 2010. The international organic increase was at various of our advertising and media businesses and primarily in the Latin America region, mostly in Brazil. The international organic increase was partially offset by organic decreases in the Continental Europe region, which includes the effect of a weakened economic climate, and impacted by spending declines and lost assignments, primarily in 2009, in the technology and telecom sector across several regions.

SEGMENT OPERATING INCOME

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2010	2009		2010	2009
Segment operating income	$113.6	$78.7	44.3%	$270.1	$135.7	99.0%
Operating margin	8.7%	6.6%		7.1%	3.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Operating income increased during the third quarter of 2010 when compared to the third quarter of 2009 due to an increase in revenue of $107.4, partially offset by increases in salaries and related expenses of $56.8 and increases in office and general expenses of $15.7. The increase in salaries and related expenses was primarily due to higher base salaries, benefits and temporary help to support our increase in revenue, as well as higher incentive award expense due to improved operating results. These increases were partially offset by lower severance expense resulting from work force reductions in 2009 across all agencies within IAN. Office and general expenses increased primarily due to higher production expenses and, to a lesser extent, higher discretionary spending to support business growth.

Operating income increased during the first nine months of 2010 when compared to the first nine months of 2009 due to an increase in revenue of $239.6, partially offset by increases in salaries and related expenses of $59.0 and office and general expenses of $46.2, driven by factors similar to those noted above for the third quarter of 2010, as well as a foreign currency exchange translation loss of approximately $5.0 in the first quarter of 2010 related to our Venezuela agencies transitioning to inflationary accounting as of January 1, 2010. Operating income was benefitted by lower occupancy costs, which were partly due to lease terminations we initiated in 2009.

CMG

REVENUE

	Three months ended September 30, 2009	Components of change			Three months ended September 30, 2010	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Consolidated	$234.8	$(2.2)	$0.1	$28.8	$261.5	12.3%	11.4%
Domestic	169.8	0.0	0.0	19.8	189.6	11.7%	11.7%
International	65.0	(2.2)	0.1	9.0	71.9	13.8%	10.6%

During the third quarter of 2010, CMG revenue increased by $26.7 compared to the third quarter of 2009, primarily due to an organic revenue increase of $28.8. The organic revenue increase was due to an increase in client spending and net client wins in all major disciplines. The organic revenue increase includes higher revenue attributable to certain projects where we act as principal. The international organic increase occurred in all regions, primarily in the United Kingdom and Asia Pacific regions. Revenues in the events marketing business can fluctuate due to the timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete.

	Nine months ended September 30, 2009	Components of change			Nine months ended September 30, 2010	Change
		Foreign currency	Net acquisitions/ (divestitures)	Organic		Organic	Total
Consolidated	$671.4	$5.4	$0.1	$48.4	$725.3	7.2%	8.0%
Domestic	464.1	0.0	0.0	62.4	526.5	13.4%	13.4%
International	207.3	5.4	0.1	(14.0)	198.8	(6.8)%	(4.1)%

During the first nine months of 2010, CMG revenue increased by $53.9 compared to the first nine months of 2009, due to an organic revenue increase of $48.4 and a favorable foreign currency rate impact of $5.4. The domestic organic increase was driven by factors similar to those noted above for the third quarter of 2010. The international organic decrease was primarily due to the completion of several projects with existing clients in the first nine months of 2009 that did not recur in the first nine months of 2010 in our events marketing business, predominantly in the United Kingdom, partially offset by growth in the Asia Pacific region.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

SEGMENT OPERATING INCOME

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2010	2009		2010	2009
Segment operating income	$21.7	$18.2	19.2%	$51.4	$43.5	18.2%
Operating margin	8.3%	7.8%		7.1%	6.5%

Operating income increased during the third quarter of 2010 when compared to the third quarter of 2009 due to an increase in revenue of $26.7 partially offset by increases in office and general expenses of $13.8 and salaries and related expenses of $9.4. Office and general expenses increased primarily due to higher production expenses and salaries and related expenses increased primarily due to higher base salaries, benefits and temporary help to support growth, as well as an increase in incentive awards.

Operating income increased during the first nine months of 2010 when compared to the first nine months of 2009 due to an increase in revenue of $53.9, partially offset by increases in office and general expenses of $29.9, and salaries and related expenses of $16.1, driven by factors similar to those noted above for the third quarter of 2010.

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line item within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of these expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Corporate and other expenses decreased during the third quarter of 2010 by $5.4 to $33.7 compared to the third quarter of 2009, and decreased by $5.4 to $101.2 during the first nine months of 2010 compared to the first nine months of 2009, primarily due to lower base salaries, benefits and temporary help and a decline in professional fees. During the first nine months of 2010, the decrease in corporate and other expenses was partially offset by an increase in incentive award expense. The decrease in base salaries, benefits and temporary help was primarily related to work force reductions in 2009. The increase in incentive award expense is primarily due to improved operating results.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

Our key liquidity metrics are operating cash flow and changes in working capital. The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Nine months ended September 30,
Cash Flow Data	2010	2009
Net cash used in operating activities	$(161.8)	$(198.5)
Net cash (used in) provided by investing activities	(83.6)	47.3
Net cash used in financing activities	(327.7)	(262.6)

Net working capital usage (included in operating activities)	$(376.3)	$(327.2)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Balance Sheet Data	September 30, 2010	December 31, 2009	September 30, 2009
Cash, cash equivalents and marketable securities	$1,939.0	$2,506.1	$1,772.1

Short-term borrowings	$124.3	$93.4	$85.0
Current portion of long-term debt	231.0	215.2	3.2
Long-term debt	1,588.9	1,638.0	1,866.9

Total debt	$1,944.2	$1,946.6	$1,955.1

Operating Activities

Net cash used in operating activities during the first nine months of 2010 was $161.8, which is an improvement of $36.7 as compared to the first nine months of 2009, primarily the result of an increase in net income $74.7 partially offset by higher working capital usage of $49.1. Net cash used in operating activities primarily reflects working capital cash usage of $376.3, partially offset by net adjustments to reconcile net income of $174.2. Net adjustments to reconcile net income primarily include depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation and deferred income tax benefits. Cash generated or used by working capital reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The net working capital usage in the first nine months of 2010 was primarily attributable to certain of our advertising and marketing services businesses, partially offset by our media businesses.

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

Investing Activities

Net cash used in investing activities during the first nine months of 2010 primarily reflects payments for acquisitions and capital expenditures, partially offset by net proceeds from the sales of investments. Payments for acquisitions of $63.0 relate to new acquisitions, primarily DLKW, as well as deferred payments on prior acquisitions. Capital expenditures of $49.7 relate to leasehold improvements, computer hardware and furniture and fixtures.

Financing Activities

Net cash used in financing activities during the first nine months of 2010 primarily reflects the repurchase of a portion of our Series B Preferred Stock of $265.9 and our 2010 Notes of $21.4, distributions to noncontrolling interests of $18.2 and dividend payments of $16.7 on our Series B Preferred Stock.

Foreign Exchange Rate Changes

The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in an increase of $5.6 during the first nine months of 2010. This increase primarily reflects the weakening of the U.S. Dollar against several foreign currencies during this period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

LIQUIDITY OUTLOOK

We expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We also have a committed corporate credit facility available to support our operating needs. While we believe the economic climate has improved in certain regions, we believe macroeconomic conditions remain uncertain and could challenge our level of cash generation from operations. We continue to maintain a conservative approach to liquidity, which provides us with maximum flexibility over significant uses of cash, including our capital expenditures and cash used for new acquisitions. We are closely managing our spending and will defer or limit discretionary spending where appropriate, while continuing to position ourselves for growth.

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

Funding Requirements

Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, capital expenditures, debt service, acquisitions, taxes and contributions to pension and postretirement plans. Additionally, we may be required to make payments to minority owners if they exercise put options related to prior acquisitions. Notable funding requirements include:

•

Debt service – Our $192.3 aggregate principal amount of 2010 Notes outstanding mature on November 15, 2010, and our $36.3 aggregate principal amount of 2011 Notes outstanding mature on August 15, 2011. We expect to use available cash to retire the outstanding 2010 Notes and the 2011 Notes. The remainder of our outstanding debt is primarily long-term, with maturities scheduled through 2023.

•

Acquisitions – We expect to continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets. In addition to cash expenditures for new acquisitions, we expect to pay approximately $1.0 in the fourth quarter of 2010 and approximately $47.0 in 2011 related to acquisitions we completed in previous periods. We may also be required to pay approximately $37.0 related to put options that are exercisable over the next twelve months.

•

Contributions to pension and postretirement plans – Our funding policy regarding our pension plans is to contribute amounts necessary to satisfy minimum pension funding requirements, plus such additional amounts as we consider appropriate to improve the plans’ funded status. For the nine months ended September 30, 2010, we contributed $20.5 to our foreign pension plans and $9.6 to our domestic pension plans. In the fourth quarter of 2010, we expect to contribute approximately $8.0 to our foreign pension plans, and we do not expect to make any contributions to our domestic pension plans. A significant portion of our contributions to the foreign pension plans relates to the Interpublic Pension Plan in the U.K.

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

	September 30, 2010
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$1,939.0

Committed credit agreement	$650.0	$0.0	$16.4	$633.6
Uncommitted credit arrangements	$450.5	$124.3	$0.1	$326.1

1	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.

Credit Facilities

We maintain a committed corporate credit facility to increase our financial flexibility. In April 2010, we amended and restated our credit agreement originally dated as of July 18, 2008 (the “Credit Agreement”), which increased commitments of the lenders to $650.0 from $335.0, added five new lenders and extended the Credit Agreement’s expiration. We have not drawn on any of our corporate credit facilities since 2003, although we use them for letters of credit primarily to support obligations of our subsidiaries. The Credit Agreement is a revolving facility expiring July 18, 2013, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $650.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. See Note 3 to the unaudited Consolidated Financial Statements for further information.

We were in compliance with all applicable restrictive and financial covenants in the Credit Agreement as of September 30, 2010, as seen in the table below.

Financial Covenants	Four Quarters Ended September 30, 2010	EBITDA Reconciliation	Four Quarters Ended September 30, 2010
Interest coverage ratio (not less than)	3.75x	Operating income	$485.9
Actual interest coverage ratio	5.47x	Add:

		Depreciation and amortization	205.3
Leverage ratio (not greater than)	3.75x	Non-cash charges	1.7

Actual leverage ratio	2.81x	EBITDA	$692.9

EBITDA (not less than)	$550.0
Actual EBITDA	$692.9

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

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

September 30, 2010 to $71.1). As of September 30, 2010, we have the equivalent of $66.4 of letters of credit outstanding under the 2009 LC Agreement. IPG has guaranteed any obligations of our subsidiaries under this facility.

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States, and the amount outstanding as of September 30, 2010 was $124.3. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we were to lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of September 30, 2010 was approximately 1.0%.

Cash Pooling

We aggregate our net domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of September 30, 2010, the amount netted was $908.4.

DEBT CREDIT RATINGS

Our long-term debt credit ratings as of October 15, 2010 are listed below.

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

RECENT ACCOUNTING STANDARDS

See Note 14 to the unaudited Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2010 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. There has been no significant change in our exposure to market risk during the nine months ended September 30, 2010. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our current legal proceedings is set forth in Note 13 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

In the third quarter of 2010, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from July 1, 2010 to September 30, 2010.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31	15,466	$8.99	—	—
August 1 – 31	2,470	$8.50	—	—
September 1 – 30	968	$10.06	—	—

Total [1]	18,904	$8.98	—	—

1	Consists of restricted shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the “Withheld Shares”).
2	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of our common stock withheld in such month.

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

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION
12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended September 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer

Date: October 29, 2010

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: October 29, 2010

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended September 30, 2010.