Form 10-K
period 2010-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2011-02-25
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes ☐    No ☒

As of June 30, 2010, the aggregate market value of the shares of registrant’s common stock held by non-affiliates was approximately $3.5 billion. The number of shares of the registrant’s common stock outstanding as of February 16, 2011 was 489,199,876.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2011 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Principal Committees of The Board of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Leadership Talent Committee Report,” “Outstanding Shares,” “Review and Approval of Transactions with Related Persons,” “Director Independence” and “Appointment of Independent Registered Public Accounting Firm.”

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

The Interpublic Group of Companies, Inc. (“Interpublic,” “IPG,” “we,” “us” or “our”) was incorporated in Delaware in September 1930 under the name of McCann-Erickson Incorporated as the successor to the advertising agency businesses founded in 1902 by A.W. Erickson and in 1911 by Harrison K. McCann. The company has operated under the Interpublic name since January 1961.

About Us

We are one of the world’s premier global advertising and marketing services companies. Through our 41,000 employees in all major world markets, our companies specialize in consumer advertising, digital marketing, media planning and buying, public relations and specialized communications disciplines. Our agencies create customized marketing programs for many of the world’s largest advertisers. Comprehensive global services are critical to effectively serving these multinational clients, as well as our local clients in markets throughout the world, as they seek to build brands, increase sales of their products and services and gain market share.

The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity involving one agency and its client to long-term, fully integrated campaigns created by a group of our companies working together on behalf of a client. With offices in over 100 countries, we can operate in a single region or align work globally across world markets.

The role of our holding company is to provide resources and support to ensure that our agencies can best meet clients’ needs. Based in New York City, our holding company sets company-wide financial objectives and corporate strategy, directs collaborative inter-agency programs, establishes financial management and operational controls, oversees agency’s compliance, guides personnel policy, conducts investor relations and oversees mergers and acquisitions. In addition, we provide limited centralized functional services that offer our companies operational efficiencies, including accounting and finance, marketing information retrieval and analysis, legal services, real estate expertise, travel services, recruitment assistance, employee benefits, internal audit and executive compensation management.

To keep our company well-positioned in an evolving industry, we support our agencies’ talent and operational initiatives to expand high-growth capabilities and build offerings in key strategic world markets. When appropriate, we also develop relationships with companies that are building leading-edge marketing tools that complement our agencies and the programs they are developing for clients. In addition, we look for opportunities within our company to modernize operations through mergers, strategic alliances and the development of internal programs that encourage intra-company collaboration.

Market Strategy

We operate in a media landscape that has vastly changed over the past decade. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have invested in creative and strategic talent in fast-growth marketing channels and geographic regions as well as key strategic world markets and have realigned a number of our capabilities to meet market demand.

We have taken several major strategic steps in recent years to position our agencies as leaders in the global advertising and communications market.

•	Our McCann Worldgroup (“McCann”) unit continues to further its offering of delivering preeminent integrated marketing communications solutions around the world.

•	We combined accountable marketing and consumer advertising agencies in the unique global offering of Draftfcb, which is now operational throughout all significant world markets.

•

We created a more strategic Lowe & Partners (“Lowe”) by aligning Deutsch and Lowe in North America to create a powerful offering in this key market, and by launching DLKW Lowe in London with our acquisition of Delaney Lund Knox Warren in 2010, which provides a dynamic hub in Western Europe for the network.

•

At our marketing services group, Constituency Management Group (“CMG”), we continue to strengthen our best-in-class public relations and events marketing specialists. In 2010 we built out significant social media practices across CMG agencies and expanded our operations in China.

•

We organized our media operations under a single management structure called Mediabrands, to reinvent how we plan, measure and buy media for clients. This media solution has shown significant traction in the marketplace and has delivered industry-leading performance and growth since its launch in 2008.

The market for our digital media services continue to evolve rapidly. As such, strong, multi-channel talent is vital to our long-term success as a marketing partner to our clients. In order to grow with our clients, we have focused our investment in digital talent, professional training and technology throughout the organization in recent years. This reflects our belief that digital marketing should not be treated as a stand-alone function, but instead, should be integrated within all of our companies. Recruiting and developing digitally conversant talent at all our agencies and in all marketing disciplines is an area where we continue to invest.

To meet these changing needs of the marketplace, we have at times also acquired or built specialty digital assets, such as Reprise Media (search engine marketing), HUGE (e-commerce solutions) and The Interpublic Emerging Media Lab. We have continued to invest in existing digital assets such as R/GA, a digital agency and industry leader in the development of award-winning interactive campaigns for global clients. These specialty assets have unique capabilities and service their own client rosters, while also serving as key digital partners to many of the agencies within IPG.

We continue to evaluate strategic opportunities to invest and grow in fast-growth geographic regions. For example, in 2010 we acquired CuboCC, a new media and digital marketing services company in Brazil. In recent years, we have made additional investments in India and Brazil, further strengthening our leadership position in these high-growth, developing markets. We also hold a majority stake in the Middle East Communication Networks (“MCN”), which we believe is the region's premier marketing services management company. MCN is headquartered in Dubai with 60 offices across 14 countries. Our partner in Russia is an acknowledged advertising leader in that country. In China, where we operate with all of our global networks and across the full spectrum of marketing services, we continue to invest behind our companies.

Our long-term financial goals include maintaining organic revenue growth at competitive levels while expanding our operating margin. Accordingly, we remain focused on meeting the evolving needs of our clients while carefully managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate and information technology. The improvements we have made in our financial reporting and business information systems during recent years provide us with more timely and actionable insights from our global operations, while our strong balance sheet and liquidity position provide us with a solid financial foundation and financial flexibility.

During 2010, we have seen our clients renew their focus on investing in marketing to protect market share and enhance brand value. We feel our network of companies delivers a high level of integrated, modern marketing solutions, which clients are looking for today. In 2010, IPG agencies were recognized with many of the industry’s most coveted honors, across many advertising and marketing disciplines. Our agencies are invited to compete for most major new business opportunities and won a number of the year’s biggest and most competitive new business assignments.

In summary, we believe that our strategy and execution position us to be fully competitive in key growth areas such as digital services and emerging markets, with the talent and creativity to thrive in a content-driven media world, and to meet our financial goals and deliver long-term shareholder value.

Our Offering

Interpublic is home to some of the world’s best-known and most innovative communications specialists. We have three global brands that provide integrated, large-scale advertising and marketing solutions for clients, McCann, Draftfcb and Lowe, as well as our premier domestic integrated agencies and global media networks. We also have a range of leading specialized communication assets.

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

•

Mediabrands delivers on the scale and breadth of our media capabilities, and also has a nimble, collaborative culture led by outstanding executives. The organization consistently delivers results in an increasingly complex and digital marketing landscape and has been recognized as Media Holding Company of the Year in 2009 and 2010 by MediaPost, a leading trade publication.

•

Our domestic independent agencies include some of the larger full-service agency brands, Campbell-Ewald, Campbell Mithun, Hill Holliday, The Martin Agency, Mullen and Gotham. The integrated marketing programs created by this group have helped build some of the most powerful brands in the U.S., across all sectors and industries.

•

We have exceptional marketing specialists across a range of disciplines. These include Jack Morton (experiential marketing), Octagon (sports marketing), public relations specialists like Weber Shandwick and GolinHarris, FutureBrand (corporate branding), and best-in-class digital agencies, led by R/GA and HUGE. Our healthcare communications specialists reside within our three global brands, McCann, Draftfcb and Lowe.

We list approximately 85 companies on our website’s “Company Finder” tool, with descriptions and office locations for each. To learn more about our broad range of capabilities, visit our website at http://www.interpublic.com.

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

Principal Markets

Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	% of Total Revenue
	2010	2009	2008
Domestic	56.8%	55.9%	54.4%
United Kingdom	7.2%	7.6%	8.8%
Continental Europe	13.2%	15.3%	16.5%
Asia Pacific	9.8%	9.5%	9.4%
Latin America	5.9%	5.1%	5.1%
Other	7.1%	6.6%	5.8%

For further information regarding revenues and long-lived assets on a geographical basis for each of the last three years, see Note 14 to the Consolidated Financial Statements.

Sources of Revenue

Our revenues are primarily derived from the planning and execution of advertising, marketing and communications programs in various media around the world. Our revenue is directly dependent upon our ability to win new clients and the advertising, marketing and corporate communications requirements of our existing clients. Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the bases on which we earn commissions and fees vary significantly. As is customary in the industry, our contracts generally provide for termination by either party on relatively short notice, usually 90 days.

Revenues for the creation, planning and placement of advertising are determined primarily on a negotiated fee basis and, to a lesser extent, on a commission basis. Fees are usually calculated to reflect hourly rates plus proportional overhead and a mark-up. Many clients include an incentive compensation component in their total compensation package. This provides added revenue based on achieving mutually agreed-upon qualitative or quantitative metrics within specified time periods. Commissions are earned based on services provided and are usually derived from a percentage or fee over the total cost to complete the assignment. Commissions can also be derived when clients pay us the gross rate billed by media and we pay for media at a lower net rate; the difference is the commission that we earn, which is either retained in total or shared with the client depending on the nature of the services agreement.

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

	Consolidated Revenues for the Three Months Ended
	2010		2009		2008
(Amounts in Millions)
March 31	$1,341.3	20.5%	$1,325.3	22.0%	$1,485.2	21.3%
June 30	1,617.8	24.8%	1,474.4	24.5%	1,835.7	26.4%
September 30	1,560.8	23.9%	1,426.7	23.7%	1,740.0	25.0%
December 31	2,012.0	30.8%	1,801.2	29.8%	1,901.8	27.3%

	$6,531.9		$6,027.6		$6,962.7

See Note 1 to the Consolidated Financial Statements for further information on our revenue recognition accounting policies.

Clients

Our large and diverse client base includes many of the leading companies and brands throughout the world. Our holding company structure allows us to work with clients within the same business sector through our different agencies, as well as maintain a diversified client base by sector. In the aggregate, our top ten clients based on revenue accounted for approximately 24% of revenue in 2010 and 2009. Our largest client accounted for approximately 5% and 4% of revenue for 2010 and 2009, respectively. Based on revenue for the year ended December 31, 2010, our largest clients (in alphabetical order) were General Motors, Johnson & Johnson, Microsoft, Unilever and Verizon. We represent several different brands or divisions of each of these clients in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency systems. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may reduce its marketing budget at any time.

We operate in a highly competitive advertising and marketing communications industry. Our operating companies compete against other large multinational advertising and marketing communications companies as well as numerous independent and niche agencies to win new clients and maintain existing client relationships.

Personnel

As of December 31, 2010, we employed approximately 41,000 people, of whom approximately 18,000 were employed in the U.S. Because of the service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. We conduct extensive employee training and development throughout our agencies, and benchmark our compensation programs against those of our industry for their competitiveness and effectiveness in recruitment and retention. There is keen competition for qualified employees.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge in the Investors section of our website at http://www.interpublic.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission.

Our Corporate Governance Guidelines, Interpublic Group Code of Conduct and the charters for each of the Audit Committee, Compensation Committee and the Corporate Governance Committee are available free of charge in the Corporate Governance subsection of the Corporate Citizenship section of our website at http://www.interpublic.com, or by writing to The Interpublic Group of Companies, Inc., 1114 Avenue of the Americas, New York, New York 10036, Attention: Secretary. Information on our website is not part of this report.

Item 1A.	Risk Factors

We are subject to a variety of possible risks that could adversely impact our revenues, results of operations or financial condition. Some of these risks relate to general economic and financial conditions, while others are more specific to us and the industry in which we operate. The following factors set out potential risks we have identified that could adversely affect us. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, could also have a negative impact on our business operations or financial condition. See also “Statement Regarding Forward-Looking Disclosure.”

•	We operate in a highly competitive industry.

The marketing communications business is highly competitive. Our agencies and media services compete with other agencies, and with other providers of creative, marketing or media services, to maintain existing client relationships and to win new business. Our competitors include not only other large multinational advertising and marketing communications companies, but also smaller entities that operate in local or regional markets. New market participants include database marketing and modeling companies, telemarketers and internet companies.

The client’s perception of the quality of our agencies’ creative work, our reputation and our agencies’ reputations are important factors that affect our competitive position. An agency’s ability to serve clients, particularly large international clients, on a broad geographic basis is also an important competitive consideration. On the other hand, because an agency’s principal asset is its people, freedom of entry into the business is almost unlimited and a small agency is, on occasion, able to take all or some portion of a client’s account from a much larger competitor.

Many companies put their advertising and marketing communications business up for competitive review from time to time. We have won and lost client accounts in the past as a result of such periodic competitions. In the aggregate, our top ten clients based on revenue accounted for approximately 24% of revenue in 2010. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.

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

While we have seen economic recovery in many of our key markets in 2010, areas of uncertainty about the prospects for continued improvements in the global economy and a degree of caution on the part of some marketers continue to have an effect on the demand for advertising and marketing services. The marketing services industry can be affected more severely than other sectors by an economic downtown and can recover more slowly than the economy generally. In the past, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future. A decrease in our revenue could pose a challenge to our cash generation from operations.

•	We may lose or fail to attract and retain key employees and management personnel.

Our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. An important aspect of our competitiveness is our ability to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award, and could be adversely affected by our financial or market performance. In addition, the advertising and marketing services industry is characterized by a high degree of employee mobility. If we were to fail to attract key personnel or lose them to competitors or clients, our business and results of operations could be adversely affected.

•	If our clients experience financial distress, their weakened financial position could negatively affect our own financial position and results.

We have a large and diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions could result in an increase in client financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable and expenditures billable to clients, and if these effects were severe, the indirect impact could include impairments of intangible assets, credit facility covenant violations and reduced liquidity. For a description of our client base, see “Clients” in Item 1, Business.

•	Our financial condition could be adversely affected if our available liquidity is insufficient.

We maintain a committed credit facility to increase our financial flexibility (as amended and restated as of April 23, 2010, the “Credit Agreement”). The Credit Agreement contains financial covenants, and events like a material economic downturn could adversely affect our ability to comply with them. For example, compliance with the financial covenants would be more difficult to achieve if we were to experience substantially lower revenues, a substantial increase in client defaults or sizable asset impairment charges. If we were unable to comply with any of the financial covenants contained in the Credit Agreement, we could be required to seek further amendments or waivers, and our costs under the Credit Agreement could increase. If we were unable to obtain a necessary amendment or waiver, the Credit Agreement could be terminated. Furthermore, the Credit Agreement includes commitments from a syndicate of financial institutions, and if any of them were unable to perform and no other bank assumed that institution’s commitment, the availability of credit under that agreement would be correspondingly reduced. If credit under the Credit Agreement were unavailable or insufficient, our liquidity could be adversely affected.

If our business is significantly adversely affected by difficult economic conditions, adverse conditions in the credit markets, unavailability of credit or otherwise, it could lead us to seek new or additional sources of liquidity to fund our needs. There can be no guarantee that we would be able to access any new sources of liquidity on commercially reasonable terms or at all. For further discussion of our liquidity profile and outlook, see “Liquidity and Capital Resources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	We may not be able to meet our performance targets and milestones.

From time to time, we communicate to the public certain targets and milestones for our financial and operating performance that are intended to provide metrics against which to evaluate our performance. They should not be understood as predictions or guidance about our expected performance. Our ability to meet any target or milestone is subject to inherent risks and uncertainties, and we caution investors against placing undue reliance on them. Similarly, we may not realize the intended advantages of past or future investments or acquisitions of businesses because we may incorrectly evaluate risks and benefits from these transactions, or have unforeseen difficulties integrating them into our organization. See “Statement Regarding Forward-Looking Disclosure.”

•	Our earnings would be adversely affected if we were required to recognize asset impairment charges or increase our deferred tax valuation allowances.

We evaluate all of our long-lived assets (including goodwill, other intangible assets and fixed assets), investments and deferred tax assets for possible impairment or realizability annually or whenever there is an indication that they are impaired or not realizable. If certain criteria are met, we are required to record an impairment charge or valuation allowance.

As of December 31, 2010, we have substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $3.4 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. For further discussion of goodwill and other intangible assets, and our sensitivity analysis of our valuation of these assets, see “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized.

•	International business risks could adversely affect our operations.

We are a global business. Operations outside the United States represent a significant portion of our revenues, approximately 43% in 2010. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions, and difficult local political or economic conditions. In developing countries or regions, we may face further risks, such as slower receipt of payments, nationalization, social and economic instability, currency repatriation restrictions and undeveloped or inconsistently enforced commercial laws. These risks may limit our ability to grow our business and effectively manage our operations in those countries. In addition, because a significant portion of our business is denominated in currencies other than the U.S. dollar, such as the Australian Dollar, Brazilian Real, Canadian Dollar, Chinese Yuan Renminbi, Euro, Japanese Yen and Pound Sterling, fluctuations in exchange rates between the U.S. dollar and such currencies may materially affect our financial results.

•	Downgrades of our credit ratings could adversely affect us.

We can be adversely affected if our credit ratings are downgraded or if they are significantly weaker than those of our competitors, because ratings are an important factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates. Our clients and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have an adverse effect on our liquidity.

•	We are subject to regulations and other legal or reputational risks that could restrict our activities or negatively impact our performance or our financial condition.

Our industry is subject to government regulation and other governmental action, both domestic and foreign. Advertisers and consumer groups may challenge advertising through legislation, regulation, judicial actions or otherwise, for example on the grounds that the advertising is false and deceptive or injurious to public welfare. Our business is also subject to specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements applicable to advertising for certain products. Legislators, agencies and other governmental units may continue to initiate proposals to ban the advertising of specific products, such as alcohol or tobacco, and to impose taxes on or deny deductions for advertising, which, if successful, may hinder our ability to accomplish our clients’ goals and have an adverse effect on advertising expenditures and, consequently, on our revenues. Furthermore, we could suffer reputational risk as a result of governmental or legal action or from undertaking controversial work that may be challenged by consumer groups.

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

We are involved in legal proceedings, and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of our business. While any litigation or such governmental proceeding contains an element of uncertainty, we do not believe that the outcome of such proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Executive Officers of IPG

Name	Age	Office
Michael I. Roth [1]	65	Chairman of the Board and Chief Executive Officer
Nicolas Brien	49	Chairman and Chief Executive Officer of McCann Worldgroup
Nicholas J. Camera	64	Senior Vice President, General Counsel and Secretary
Christopher F. Carroll	44	Senior Vice President, Controller and Chief Accounting Officer
Julie M. Connors	39	Senior Vice President, Audit and Chief Risk Officer
Philippe Krakowsky	48	Executive Vice President, Chief Strategy and Talent Officer
Frank Mergenthaler	50	Executive Vice President and Chief Financial Officer
Timothy A. Sompolski	58	Executive Vice President, Chief Human Resources Officer

1	Also a Director

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

Mr. Brien was named Chairman and Chief Executive Officer of the McCann Worldgroup in April 2010. Prior to that time, Mr. Brien served as President and Chief Executive Officer of Mediabrands from February 2008 to February 2010 and as President and Chief Operating Officer of Universal Media from August 2005 until February 2008.

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

Mr. Krakowsky was hired in January 2002 as Senior Vice President, Director of Corporate Communications. He was elected Executive Vice President, Strategy and Corporate Relations in December 2005 and in February 2011 was elected Executive Vice President, Chief Strategy and Talent Officer. Prior to joining us, he served as Senior Vice President, Communications Director for Young & Rubicam from August 1996 to December 2000. During 2001, Mr. Krakowsky was complying with the terms of a non-competition agreement entered into with Young & Rubicam.

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

Mr. Sompolski was hired in July 2004 as Executive Vice President, Chief Human Resources Officer. Prior to joining us, he served as Senior Vice President of Human Resources and Administration for Altria Group from November 1996 to January 2003. In February 2011 IPG announced Mr. Sompolski is retiring.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IPG.” The following table provides the high and low closing sales prices per share for the periods shown below as reported on the NYSE. As of February 16, 2011, there were approximately 23,100 registered holders of our outstanding common stock.

	NYSE Sale Price
Period	High	Low
2010:
Fourth Quarter	$11.11	$9.98
Third Quarter	$10.17	$6.93
Second Quarter	$9.87	$7.13
First Quarter	$8.79	$6.35
2009:
Fourth Quarter	$7.53	$5.89
Third Quarter	$7.59	$4.71
Second Quarter	$6.32	$4.45
First Quarter	$4.53	$3.20

Dividend Policy

On February 24, 2011 our Board of Directors (“Board”) declared a dividend of $0.06 per share on our common shares, payable on March 25, 2011 to holders of record at the close of business on March 11, 2011, and we intend to resume quarterly common stock dividend payments thereafter. We did not pay or declare dividends on our common stock from the fourth quarter of 2002 through the fourth quarter of 2010. The declaration of any future dividends will be determined by our Board on a quarterly basis and will depend on earnings, financial condition, capital requirements and other factors.

Our future dividend policy may also be influenced by the terms of our $650.0 million Three-Year Credit Agreement (as amended and restated as of April 23, 2010, the “Credit Agreement”) and certain of our outstanding securities. The Credit Agreement contains certain covenants that place limitations on the total amounts of “restricted payments,” including not only common stock cash dividends but also cash acquisitions, capital expenditures and common stock repurchases, that we may make in any given year. For a description of these limitations on restricted payments in the Credit Agreement, see “Liquidity and Capital Resources – Financing and Sources of Funds – Credit Facilities” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, the terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends have been or are contemporaneously declared and paid or provision for the payment thereof has been made. As of February 24, 2011, there were no accumulated and unpaid preferred stock dividends.

Equity Compensation Plans

See Item 12 for information about our equity compensation plans.

Transfer Agent and Registrar for Common Stock

The transfer agent and registrar for our common stock is:

BNY Mellon Shareowner Services, Inc.

480 Washington Boulevard

29th Floor

Jersey City, New Jersey 07310

Telephone: (877) 363-6398

Sales of Unregistered Securities

Not applicable.

Repurchase of Equity Securities

The following table provides information regarding our purchases of equity securities during the fourth quarter of 2010.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31	17,923	$10.33	0	0
November 1-30	8,113	$10.51	0	0
December 1-31	65,990	$10.62	0	0

Total	92,026	$10.55	0	0

1	Consists of restricted shares of our common stock withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that arose upon vesting and release of restricted shares during the fourth quarter of 2010 (the “Withheld Shares”).
2	The average price per month of the Withheld Shares was calculated by dividing the aggregate value of the tax withholding obligations for each month by the aggregate number of shares of our common stock withheld each month.

On February 24, 2011 our Board authorized a program to repurchase from time to time up to $300.0 million of our common stock. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. The timing and amount of repurchases under the authorization will depend on market conditions and our other funding requirements. The share repurchase program has no expiration date. We have not yet commenced purchases under the new program.

Item 6.	Selected Financial Data

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Selected Financial Data

(Amounts in Millions, Except Per Share Amounts and Ratios)

(Unaudited)

Years ended December 31,	2010	2009	2008	2007	2006
Statement of Operations Data
Revenue	$6,531.9	$6,027.6	$6,962.7	$6,554.2	$6,190.8
Salaries and related expenses	4,117.0	3,961.2	4,342.6	4,139.2	3,944.1
Office and general expenses	1,862.3	1,720.5	2,013.3	2,044.8	2,079.0
Operating income	548.7	341.3	589.7	344.3	106.0
Provision for income taxes	171.3	90.1	156.6	58.9	18.7
Income (loss) from continuing operations	281.2	143.4	318.0	184.3	(16.7)
Income from discontinued operations, net of tax	0.0	0.0	0.0	0.0	5.0
Net income (loss) available to IPG common stockholders	271.2	93.6	265.2	131.3	(79.3)

Earnings (loss) per share available to IPG common stockholders:
Basic:
Continuing operations	$0.57	$0.20	$0.57	$0.29	$(0.20)
Discontinued operations	0.00	0.00	0.00	0.00	0.01

Total	$0.57	$0.20	$0.57	$0.29	$(0.19)

Diluted:
Continuing operations	$0.47	$0.19	$0.52	$0.26	$(0.20)
Discontinued operations	0.00	0.00	0.00	0.00	0.01

Total	$0.47	$0.19	$0.52	$0.26	$(0.19)

Weighted-average number of common shares outstanding:
Basic	473.6	468.2	461.5	457.7	428.1
Diluted	542.1	508.1	518.3	503.1	428.1

Other Financial Data
Net cash provided by operating activities	$817.3	$540.8	$865.3	$298.1	$9.0
Ratios of earnings to fixed charges [1]	2.4	1.7	2.2	1.6	N/A

As of December 31,	2010	2009	2008	2007	2006
Balance Sheet Data
Cash and cash equivalents and marketable securities	$2,689.4	$2,506.1	$2,274.9	$2,037.4	$1,957.1
Total assets	13,070.8	12,263.1	12,125.2	12,458.1	11,864.1
Total debt	1,737.0	1,946.6	2,119.7	2,349.2	2,331.5
Total liabilities	10,212.7	9,449.0	9,592.6	10,081.8	9,877.0
Preferred stock – Series B	221.5	525.0	525.0	525.0	525.0
Total stockholders’ equity	2,566.9	2,536.3	2,244.2	2,275.1	1,928.6

1	We had a less than 1:1 ratio of earnings to fixed charges due to our loss in the year ended December 31, 2006. To provide a 1:1 coverage ratio for the deficient period results as reported would have required additional earnings of $5.0 in the year ended December 31, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in Millions, Except Per Share Amounts)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE SUMMARY provides a discussion about factors influencing our business and an overview of our results of operations and liquidity.

CRITICAL ACCOUNTING ESTIMATES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2010 compared to 2009 and 2009 compared to 2008.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds and debt ratings.

RECENT ACCOUNTING STANDARDS, by reference to Note 16 to the Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2010 and certain accounting standards which we have not yet been required to implement and may be applicable to our future operations.

EXECUTIVE SUMMARY

During 2010, we have seen economic recovery in various key markets and an increase in spending from many of our clients in multiple business sectors. As a result, we have experienced growth across our marketing disciplines. Where we see strategic opportunity, we are continuing to invest in talent to support growth. We have achieved improved operating leverage in 2010 as a result of higher revenues while maintaining our ongoing cost discipline. A degree of caution on the part of marketers continues to have an effect on the demand for advertising and marketing services, particularly in light of uncertainty about the prospects for continued improvements in the global economy. However, we continue to derive benefits from our diversified client base, global footprint and the broad range and strength of our professional offerings. As a result, we believe we are well-positioned to benefit from a renewed focus on growth. The following tables present a summary of financial performance for the year ended December 31, 2010 as compared with the same periods in 2009 and 2008.

	Years ended December 31,
	2010		2009
	Total	Organic	Total	Organic
% Increase/(Decrease)
Revenue	8.4%	7.0%	(13.4)%	(10.8)%
Salaries and related expenses	3.9%	2.9%	(8.8)%	(6.4)%
Office and general expenses	8.2%	6.7%	(14.5)%	(11.8)%

	Years ended December 31,
	2010	2009	2008
Operating margin	8.4%	5.7%	8.5%
Expenses as % of revenue:
Salaries and related expenses	63.0%	65.7%	62.4%
Office and general expenses	28.5%	28.5%	28.9%

Net income available to IPG common stockholders	$271.2	$93.6	$265.2

Earnings per share available to IPG common stockholders:
Basic	$0.57	$0.20	$0.57
Diluted	$0.47	$0.19	$0.52

Net cash provided by operating activities	$817.3	$540.8	$865.3

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

When we analyze period-to-period changes in our operating performance we determine the portion of the change that is attributable to foreign currency rates and the net effect of acquisitions and divestitures, and the remainder we call organic change, which indicates how our underlying business performed. The performance metrics that we use to analyze our results include the organic change in revenue, salaries and related expenses and office and general expenses, and the components of operating expenses, expressed as a percentage of total consolidated revenue. Additionally, in certain of our discussions we analyze revenue by business sector, where we focus on our top 100 clients, which typically constitutes approximately 55%-60% of our consolidated revenues. We also analyze revenue by geographic region.

The change in our operating performance attributable to foreign currency rates is determined by converting the prior-period reported results using the current period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. As a result, both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during 2010 include the Australian Dollar, Brazilian Real, Canadian Dollar and Euro. During 2010, the U.S. Dollar weakened against several foreign currencies as compared to the prior-year period, which had a net positive impact on our 2010 consolidated results of operations. This effect was partially offset as the U.S. Dollar strengthened against the Euro and Pound Sterling during 2010. For 2010, foreign currency fluctuations resulted in net increases of approximately 1% in revenues, salaries and related expenses and office and general expenses, which contributed on a net basis to an increase in operating income of approximately 3% compared to the prior-year period. For 2009, foreign currency fluctuations resulted in net decreases of approximately 4% in revenues and operating expenses, which contributed to a net decrease in operating income of approximately 4% compared to the prior-year period.

For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. For 2010 and 2009, the net effect of acquisitions and divestitures increased revenue and operating expenses compared to the respective prior-year period. For additional information on our acquisitions, see Note 5 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the Consolidated Financial Statements and related disclosures requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed in the accompanying financial statements and footnotes. Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements. We believe that of our significant accounting policies, the following critical accounting estimates involve management’s most difficult, subjective or complex judgments. We consider these accounting estimates to be critical because changes in the underlying assumptions or estimates have the potential to materially impact our Consolidated Financial Statements. Management has discussed with our Audit Committee the development, selection, application and disclosure of these critical accounting estimates. We regularly evaluate our judgments, assumptions and estimates based on historical experience and various other factors that we believe to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Our revenues are primarily derived from the planning and execution of advertising, marketing and communications programs in various media around the world. Most of our client contracts are individually negotiated and, accordingly, the terms of client engagements and the bases on which we earn commissions and fees vary significantly. Our client contracts

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

are complex arrangements that may include provisions for incentive compensation and vendor rebates and credits. Our largest clients are multinational entities and, as such, we often provide services to these clients out of multiple offices and across many of our agencies. In arranging for such services, it is possible that we will enter into global, regional and local agreements. Agreements of this nature are reviewed by legal counsel to determine the governing terms to be followed by the offices and agencies involved. Critical judgments and estimates are involved in determining both the amount and timing of revenue recognition under these arrangements.

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

Substantially all of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our Consolidated Financial Statements because of various pass-through expenses, such as production and media costs. We assess whether our agency or the third-party supplier is the primary obligor, and we evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we operate broadly as an advertising agency, based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we act as an agent on behalf of our clients in our primary lines of business. In those businesses (primarily sales promotion and event, sports and entertainment marketing) where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue and the related costs incurred as office and general expenses. Revenue is generally reported net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.

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

We are required to evaluate the realizability of our deferred tax assets, which is primarily dependent on future earnings. A valuation allowance shall be recognized when, based on available evidence, it is “more likely than not” that all or a portion of the deferred tax assets will not be realized due to the inability to generate sufficient taxable income in future periods. In circumstances where there is significant negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent significant negative evidence when evaluating a decision to establish a valuation allowance. Conversely, a pattern of sustained profitability represents significant positive evidence when evaluating a decision to reverse a valuation allowance. Further, in those cases where a pattern of sustained profitability exists, projected future taxable income may also represent positive evidence, to the extent that such projections are determined to be reliable given the current economic environment. Accordingly, the increase and decrease of valuation allowances has had and could have a significant negative or positive impact on our current and future earnings. In 2010 and 2008 we recorded a net reversal of valuation allowances of $2.4 and $48.0, respectively. In 2009 we recorded a net charge for the establishment of valuation allowances of $12.4.

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

Goodwill and Other Intangible Assets

We have accounted for our business combinations using the acquisition accounting method beginning in 2009, while we utilized the purchase accounting method in prior years. Both accounting methods require us to determine the fair value of net assets acquired and the related goodwill and other intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible assets, as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.

We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 11 reporting units that were subject to the 2010 annual impairment testing. Our reporting unit structure changed from 2009 due to the movement of four reporting units into other existing reporting units based on operational decisions by management during 2010. Our annual impairment reviews as of October 1, 2010 did not result in an impairment charge at any of our reporting units.

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

The fair value of a reporting unit for 2010 and 2009 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We primarily applied an equal weighting to the income and market approach for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.

These estimates and assumptions vary between each reporting unit depending on the facts and circumstances specific to that unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For 2010, the discount rates we used for our reporting units were between 11.5% and 13.0%. The terminal value growth rates for our reporting units were between 3.0% and 3.5%. The terminal value growth rates represent the expected long-term growth rate for the advertising and marketing services industry, incorporating the type of services the reporting unit provides, and the global economy. For 2010, the revenue growth rates for our reporting units used in our analysis were generally between 5.0% and 6.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.

We have performed a sensitivity analysis to detail the impact that changes in assumptions may have on the outcome of the first step of the impairment test. Our sensitivity analysis provides a range of fair value for each reporting unit, where the low end of the range reduces growth rates by 0.5% and increases discount rates by 0.5%, and the high end of the range increases growth rates by 0.5% and decreases discount rates by 0.5%. We use the average of our fair values for purposes of our comparison between carrying value and fair value for the first step of the impairment test.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

The following table shows the number of reporting units we tested in our 2010 and 2009 annual impairment reviews and the related goodwill value associated with the reporting units at the low end, average and high end of the valuation range for a) fair values exceeding carrying values by less than 10%, b) fair values exceeding carrying values between 10% and 20%, c) fair values exceeding carrying values by more than 20% and d) carrying values that exceed fair value.

2010 Impairment Test [1]			2009 Impairment Test [2]
Low End			Low End
Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units	Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units
Less than 10%	2	$589.2	Less than 10%	3	$715.0
10% – 20%	2	47.2	10% – 20%	1	12.2
Greater than 20%	2	426.5	Greater than 20%	4	1,493.7

Carrying value exceeds fair value	0	0.0	Carrying value exceeds fair value	5	341.8	[3]

Average			Average
Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units	Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units
Less than 10%	1	$150.0	Less than 10%	6	$615.3
10% – 20%	2	445.4	10% – 20%	2	447.6
Greater than 20%	3	467.5	Greater than 20%	4	1,493.7

Carrying value exceeds fair value	0	0.0	Carrying value exceeds fair value	1	6.1	[3]

High End			High End
Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units	Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units
Less than 10%	0	$0.0	Less than 10%	5	$430.4
10% – 20%	2	589.2	10% – 20%	4	638.6
Greater than 20%	4	473.7	Greater than 20%	4	1,493.7

1	We did not test five reporting units in 2010 because we determined we could carry forward the fair value of the reporting unit from previous annual tests, as the fair value significantly exceeded the book value.
2	We did not test two reporting units in 2009 because we determined we could carry forward the fair value of the reporting unit from the previous annual test, as the fair value significantly exceeded the book value.
3	We used the average fair value for purposes of our comparison between carrying value and fair value for the first step of the impairment test.

The table above displays the information related to our 2010 and 2009 annual impairment tests. We use the average of our fair values for purposes of our comparison between carrying value and fair value for the first step of the impairment test. In 2010, our results for the comparison between carrying value and fair value at the average fair value indicated that there were no reporting units whose carrying values exceeded their respective fair value. For 2010, using the average fair value there was one reporting unit whose fair value exceeded its carrying value by less than 10%, and there was $150.0 of goodwill associated with this reporting unit. Additionally, we performed a sensitivity analysis and reviewed the carrying values compared to the low and high end of the valuation range. Using the low end of the valuation range, there were no reporting units whose carrying values exceeded their respective fair values. There were two reporting units whose fair values exceeded their carrying values by less than 10%, and there was $589.2 of goodwill associated with these reporting units. Using the high end of the valuation range, there were no reporting units whose carrying values exceeded their respective fair values or whose fair values exceeded their carrying values by less than 10%.

In 2009, our results for the comparison between carrying value and fair value at the average fair value indicated that one reporting unit’s carrying value exceeded its fair value, and there was $6.1 of goodwill associated with that reporting unit. As

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

a result, we were required to perform the second step of the impairment test. Under the second step, the estimated fair value of the reporting unit was allocated among its assets and liabilities in order to determine the implied fair value of goodwill. We did not record an impairment charge in the fourth quarter of 2009, as we determined that the implied fair value of goodwill was greater than the carrying value for this reporting unit. Additionally, no carrying value adjustment was made to the intangible assets for this reporting unit as the estimated cash flows were greater than the carrying value of these assets on an undiscounted basis. For 2009, using the average fair value there were six reporting units whose fair value exceeded their carrying value by less than 10%, and there was $615.3 of goodwill associated with these reporting units. Using the low end of the valuation range, the carrying values for five reporting units exceeded their respective fair values, and there was $341.8 of goodwill associated with these reporting units that would be subject to the second step of a goodwill impairment review. There were three reporting units whose fair values exceeded their carrying values by less than 10%, and there was $715.0 of goodwill associated with these reporting units. Using the high end of the valuation range, there were no reporting units whose carrying values exceeded their respective fair values. There were five reporting units whose fair values exceeded their carrying values by less than 10%, and there was $430.4 of goodwill associated with these reporting units.

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

The discount rate is a significant assumption that impacts our net pension and postretirement benefit costs and obligations. At December 31, 2009, we determined our discount rates based on a bond-yield curve approach, which uses discount rate models that apply a consistent methodology to constructing a universe of high-quality AA-rated corporate bonds. Utilizing each country’s bond universe, AA spot rate yield curves are derived, and the plans’ cash flows are applied to those spot rate yield curves to calculate a discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate. Weighted-average discount rates of 5.51%, 5.50% and 5.50% were used in the calculation of 2010 net pension and postretirement benefit costs for the domestic pension plan, significant foreign pension plans and the postretirement plan, respectively. A lower discount rate would increase our net pension and postretirement benefit costs. A 25 basis point increase or decrease in the discount rate would have decreased or increased the 2010 net pension and postretirement cost by approximately $2.0 and $1.0, respectively.

On December 31, 2010 we changed from using a bond-yield curve approach, as described above, to a bond selection/settlement approach for our domestic pension and postretirement plans, as well as for our foreign pension plans located in the United Kingdom. We believe the new approach provides a better estimate of the discount rate because it reflects the approach the company would use if actually acquiring a portfolio of bonds to immunize or effectively settle our obligation. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of AA-rated corporate bonds appropriate to provide for the projected benefit payments. For our domestic plans, this change in our discount rate selection process resulted in a decrease in our pension and postretirement obligation of $8.6 and an increase in other comprehensive income of $5.0, net of tax. For our foreign plans, this change resulted in a decrease of $18.3 to our pension obligation and an increase in other comprehensive income of $18.3, net of tax. This change did not impact our pension and postretirement benefit costs for 2010. We do not expect that this change will have a significant impact to our consolidated results of operations in future years.

At December 31, 2010, we used a discount rate of 5.50% for the domestic pension and postretirement plans and a weighted-average discount rate of 5.45% for our significant foreign pension plans to measure our benefit obligations. A 25 basis point increase or decrease in the discount rate would have decreased or increased the December 31, 2010 benefit obligation by approximately $20.0 and $21.0, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

The expected rate of return on pension plan assets is another significant assumption that impacts our net pension cost and is determined at the beginning of the year. Our expected rate of return considers asset class index returns over various market and economic conditions, current and expected market conditions, risk premiums associated with asset classes and long-term inflation rates. We determine both a short-term and long-term view and then select a long-term rate of return assumption that matches the duration of our liabilities.

Net pension costs included in our 2010 consolidated results of operations were calculated using weighted-average expected rates of return of 7.49% and 5.84% for the domestic and foreign pension plans, respectively. For 2011, we plan to use an expected rate of return of 7.50% for the domestic pension plan and a weighted-average rate of return of 5.88% for the foreign pension plans. Changes in the rates are typically due to lower or higher expected future returns based on the mix of assets held. A lower expected rate of return would increase our net pension cost. A 25 basis point increase or decrease in the expected return on plan assets would have decreased or increased the 2010 net pension cost by approximately $1.0.

RESULTS OF OPERATIONS

Consolidated Results of Operations

REVENUE

Our revenue is directly dependent upon our ability to win new clients and the advertising, marketing and corporate communications requirements of our existing clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year end on various contracts and project work completed that is typically recognized during the fourth quarter. Additionally, revenues can fluctuate due to the timing of completed projects in the events marketing business, as revenue is typically recognized when the project is complete. We generally act as principal for these projects and as such record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses.

	Year ended December 31, 2009	Components of Change			Year ended December 31, 2010	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$6,027.6	$63.3	$17.0	$424.0	$6,531.9	7.0%	8.4%
Domestic	3,372.3	0.0	(3.8)	341.0	3,709.5	10.1%	10.0%
International	2,655.3	63.3	20.8	83.0	2,822.4	3.1%	6.3%
United Kingdom	458.5	(3.4)	13.9	0.6	469.6	0.1%	2.4%
Continental Europe	922.2	(25.9)	(5.1)	(28.0)	863.2	(3.0)%	(6.4)%
Asia Pacific	575.4	42.8	3.2	18.4	639.8	3.2%	11.2%
Latin America	307.3	22.2	7.3	51.5	388.3	16.8%	26.4%
Other	391.9	27.6	1.5	40.5	461.5	10.3%	17.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

During 2010, our revenue increased by $504.3, or 8.4%, compared to 2009, primarily consisting of an organic revenue increase of $424.0, or 7.0%, and a favorable foreign currency rate impact of $63.3. Our organic increase was primarily attributable to higher spending from existing clients and net client wins in nearly all sectors of our business and throughout most geographic regions. The sectors which contributed the most to the organic revenue increase were auto and transportation, financial services and health and personal care. The auto and transportation, financial services and technology and telecom sectors were the primary sectors that were negatively impacted by the global recession in 2009. Although our technology and telecom sector experienced a slight organic revenue decrease for the full year 2010, this sector had an organic revenue increase in the second half of 2010 as the impact of certain lost assignments in the prior year diminished. Regionally, the largest organic revenue increase was in our domestic market, primarily related to the factors noted above. Our international organic revenue increase was most notably in the Latin America region, primarily in Brazil, in our Other region, which includes South Africa, Canada and the Middle East, and in the Asia Pacific region, primarily in China and India. The United Kingdom was essentially flat as the organic revenue increase in the second half of the year offset declines in the first half of 2010. This organic revenue increase in the United Kingdom, as well as the increase in Brazil, was partially attributable to growth in the packaged goods sector. There was an organic revenue decrease in the Continental Europe region, primarily in Italy, Germany and Spain, which includes the impact of a continued weakened economic climate in certain European countries.

	Year ended December 31, 2008	Components of Change			Year ended December 31, 2009	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$6,962.7	$(251.6)	$69.1	$(752.6)	$6,027.6	(10.8)%	(13.4)%
Domestic	3,786.3	0.0	14.2	(428.2)	3,372.3	(11.3)%	(10.9)%
International	3,176.4	(251.6)	54.9	(324.4)	2,655.3	(10.2)%	(16.4)%
United Kingdom	612.9	(96.9)	0.0	(57.5)	458.5	(9.4)%	(25.2)%
Continental Europe	1,150.4	(85.0)	2.3	(145.5)	922.2	(12.6)%	(19.8)%
Asia Pacific	657.3	(13.9)	4.2	(72.2)	575.4	(11.0)%	(12.5)%
Latin America	353.4	(34.6)	0.0	(11.5)	307.3	(3.3)%	(13.0)%
Other	402.4	(21.2)	48.4	(37.7)	391.9	(9.4)%	(2.6)%

During 2009, our revenue decreased by $935.1, or 13.4%, compared to 2008, primarily consisting of an organic revenue decrease of $752.6, or 10.8%, and an adverse foreign currency rate impact of $251.6. Our organic decrease was primarily attributable to spending declines and lost assignments as a result of the negative impact of global economic conditions on nearly all sectors of our business throughout all geographic regions. The sectors that primarily contributed to the organic revenue decrease were technology and telecom, auto and transportation and financial services. Two other significant sectors, health and personal care and food and beverage, were relatively stable in 2009 as they only had slight organic revenue decreases. Additionally, a small percentage of our organic revenue decrease was related to prior-year project assignments in our events marketing discipline that, due to economic conditions, did not recur or were substantially curtailed. These projects are reflected in various sectors and geographic regions.

Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Years ended December 31,
	2010		2009		2008
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Salaries and related expenses	$4,117.0	63.0%	$3,961.2	65.7%	$4,342.6	62.4%
Office and general expenses	1,862.3	28.5%	1,720.5	28.5%	2,013.3	28.9%
Restructuring and other reorganization-related charges, net	3.9		4.6		17.1

Total operating expenses	$5,983.2		$5,686.3		$6,373.0

Operating income	$548.7	8.4%	$341.3	5.7%	$589.7	8.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

Salaries and Related Expenses

Salaries and related expenses consist of payroll costs, employee performance incentives, including annual bonus and long-term incentive awards, and other benefits associated with client service professional staff and administrative staff. Salaries and related expenses do not vary significantly with short-term changes in revenue levels. However, salaries may fluctuate due to the timing of the hiring of personnel to support revenue growth and changes in the performance levels and types of employee incentive awards. Additionally, we may take severance actions in areas where we have decreases in operating performance. Changes in our incentive awards mix can impact future-period expense, as annual bonus awards are expensed during the year they are earned and long-term incentive awards are expensed over the performance period, generally three years. Factors impacting long-term incentive awards are the actual number of awards vesting, the change in our stock price and changes to our projected results, which could impact the achievement of certain performance targets.

		Components of Change During the Year				Change
	Prior Year Amount	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Total Amount	Organic	Total
2009-2010	$3,961.2	$32.6	$7.0	$116.2	$4,117.0	2.9%	3.9%
2008-2009	4,342.6	(150.0)	47.8	(279.2)	3,961.2	(6.4)%	(8.8)%

Salaries and related expenses in 2010 increased by $155.8 compared to 2009, primarily consisting of an organic increase of $116.2 and an adverse foreign currency rate impact of $32.6. Salaries and related expenses as a percentage of total consolidated revenue decreased to 63.0% in 2010 from 65.7% in the prior year. The organic increase was due to higher temporary help of $54.8 incurred to support business growth (organic revenue increase of $424.0). We had higher incentive award expense of $67.7 and, to a lesser extent, other discretionary bonus awards, primarily due to improved operating results in 2010. This is in contrast to the prior year, where we had lower incentive award expense due to lower operating performance, primarily as a result of difficult economic conditions. The organic increase in salaries and related expenses was primarily in our domestic market and certain international regions with improved operating results. In locations where we had organic revenue decreases, such as various countries in the Continental Europe region, we had lower salaries and related expenses due to large workforce reductions taken in 2009 as well as additional actions taken in 2010. The increases in salaries and related expenses were partially offset by a decrease in severance expense of $67.6 compared to the prior year.

Salaries and related expenses in 2009 decreased by $381.4 compared to 2008, primarily consisting of an organic decrease of $279.2 and a favorable foreign currency rate impact of $150.0. Salaries and related expenses as a percentage of total consolidated revenue increased to 65.7% in 2009 from 62.4% in the prior year. The organic improvement was due to lower base salaries and benefits of $221.5 and lower temporary help of $45.2, primarily related to work force reductions across all networks during 2009 to respond to the difficult economic conditions. Our work force reductions resulted in an organic increase in severance charges of $79.9 in 2009 when compared to the prior year, primarily related to our advertising and media businesses in the Integrated Agency Networks (“IAN”) segment, predominantly in the U.S. and Continental Europe regions. Due to severance actions in the fourth quarter of 2008 through 2009, we reduced our workforce by approximately 14%. The organic decrease also included a reduction in incentive award expense of $55.9, resulting from lower annual bonus awards due to lower operating results and lower long-term incentive award expense attributable to an increase in our forfeiture rate and changes in our assumptions on achieving certain performance targets. These reductions were partially offset by higher expense due to increases in our stock price in 2009 as compared to 2008.

The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Years ended December 31,
	2010	2009	2008
Salaries and related expenses	63.0%	65.7%	62.4%
Base salaries, benefits and tax	51.1%	54.5%	51.6%
Incentive expense	3.7%	2.9%	3.4%
Severance expense	1.5%	2.7%	1.3%
Temporary help	3.4%	2.8%	3.1%
All other salaries and related expenses	3.3%	2.8%	3.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, decreased in 2010 to 63.0% from 65.7% in 2009, primarily driven by higher revenues and, to a lesser extent, lower severance expense, partially offset by an increase in incentive expense and temporary help. Our staff cost ratio increased in 2009 to 65.7% from 62.4% in 2008, primarily driven by lower revenues and increased severance expense, partially offset by lower base salaries, benefits, temporary help and incentive award expense.

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

		Components of Change During the Year				Change
	Prior Year Amount	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Total Amount	Organic	Total
2009-2010	$1,720.5	$20.9	$5.9	$115.0	$1,862.3	6.7%	8.2%
2008-2009	2,013.3	(79.2)	24.9	(238.5)	1,720.5	(11.8)%	(14.5)%

Office and general expenses in 2010 increased by $141.8 compared to 2009, primarily consisting of an organic increase of $115.0 and an adverse foreign currency rate impact of $20.9. The primary driver for the organic increase was higher production expenses related to pass-through costs for certain projects where we acted as a principal that increased in size or were new during 2010 as compared to the prior year. The remainder of the organic increase was due to higher discretionary spending to support business growth as well as a foreign currency exchange translation loss of approximately $5.0 related to our Venezuela agencies transitioning to inflationary accounting as of January 1, 2010. The organic increase was partially offset by lower occupancy costs, which was partly due to lease terminations we initiated in 2009.

Office and general expenses in 2009 decreased by $292.8 compared to 2008, primarily consisting of an organic decrease of $238.5 and a favorable foreign currency rate impact of $79.2. The organic improvement was largely due to our cost containment efforts, which resulted in lower discretionary spending. Additionally, approximately one-third of the organic decline was attributable to lower production expenses related to pass-through costs for certain projects where we acted as principal that did not recur or decreased in size during 2009. These reductions were partially offset by a benefit from favorable foreign currency changes in 2008 on certain balance sheet items that did not recur in 2009 and, to a lesser extent, higher rent charges in 2009 due to lease terminations and other exit costs.

The following table details our office and general expenses as a percentage of total consolidated revenue. All other office and general expenses primarily include production expenses and, to a lesser extent, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Years ended December 31,
	2010	2009	2008
Office and general expenses	28.5%	28.5%	28.9%
Professional fees	1.9%	2.0%	2.0%
Occupancy expense (excluding depreciation and amortization)	7.6%	8.6%	7.6%
Travel & entertainment, office supplies and telecommunications	3.7%	3.6%	4.3%
All other office and general expenses	15.3%	14.3%	15.0%

Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, remained unchanged in 2010 at 28.5% when compared to 2009. During 2010 our office and general expense ratio

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

was benefited by higher revenues offset by higher production expenses. Our office and general expense ratio decreased in 2009 to 28.5% from 28.9% in 2008, primarily driven by the major expense categories that had reductions listed above, partially offset by lower revenue.

Restructuring and Other Reorganization-Related Charges, net

The components of restructuring and other reorganization-related charges, net is listed below.

	Years ended December 31,
	2010	2009	2008
Restructuring charges (reversals), net:
Lease termination and other exit costs	$1.0	$(0.1)	$5.2
Severance and termination costs	(0.3)	(0.3)	0.6

	0.7	(0.4)	5.8
Other reorganization-related charges, net	3.2	5.0	11.3

Total restructuring and other reorganization-related charges, net	$3.9	$4.6	$17.1

Restructuring charges (reversals), net relate to the 2003 and 2001 restructuring programs and a restructuring program entered into at Lowe during the third quarter of 2007. Included in these net charges (reversals) are adjustments primarily resulting from changes in management’s estimates relating to sublease rental income assumptions, prior severance and termination related actions and accelerated leasehold amortization.

Other reorganization-related charges, net were separated from the rest of our operating expenses within the Consolidated Statements of Operations because they did not result from charges that occurred in the normal course of business. These charges primarily relate to the integration of our recent acquisition of Delaney Lund Knox Warren (“DLKW”) into our Lowe London operations in 2010, the alignment of Deutsch and Lowe in 2009 and the realignment of our media businesses into a management entity called Mediabrands in 2008. Charges relate to severance and termination costs and lease termination and other exit costs for these activities. The actions associated with the integration of DLKW, the alignment of Deutsch and Lowe, and the establishment of Mediabrands are complete. As a result of the alignment of DLKW into our Lowe London operations, we believe Lowe is strengthened by the addition of a premier full-service communications agency in its London operations, and DLKW benefits from the multinational reach of Lowe. The combined agencies, called DLKW Lowe, serve as the United Kingdom hub for Lowe and Partners Worldwide.

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2010	2009	2008
Cash interest on debt obligations	$(139.8)	$(138.6)	$(183.2)
Non-cash interest	0.1	(17.0)	(28.7)

Interest expense	(139.7)	(155.6)	(211.9)
Interest income	28.7	35.0	90.6

Net interest expense	(111.0)	(120.6)	(121.3)
Other income, net	12.9	11.7	3.1

Total (expenses) and other income	$(98.1)	$(108.9)	$(118.2)

Net Interest Expense

For 2010, net interest expense decreased by $9.6 as compared to 2009, primarily due to a decrease in non-cash interest expense, partially offset by a decrease in interest income. The reduction in non-cash interest expense was due to no longer

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

amortizing deferred warrant costs and debt issuance costs that were associated with our $750.0 Three-Year Credit Agreement, dated as of June 13, 2006 (the “2006 Credit Agreement”), which expired in June 2009. Interest income decreased in 2010 due to lower domestic interest rates compared to 2009.

For 2009, cash interest expense, largely related to our short-term obligations, and interest income both decreased as compared to 2008, primarily due to lower interest rates, mostly in the United Kingdom, Continental Europe and, to a lesser extent, the United States. The majority of the change in non-cash interest expense resulted from a decline in amortization of deferred warrant costs and debt issuance costs in connection with the expiration of our 2006 Credit Agreement. The decrease in non-cash interest expense was partially offset by changes in the value of obligations to purchase noncontrolling equity shares of consolidated subsidiaries. The value of these obligations may fluctuate depending on projected future operating performance of these subsidiaries.

Other Income, net

Results of operations include certain items which are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2010	2009	2008
Net loss on early extinguishment of debt	$(0.1)	$(25.1)	$0.0
Gains (losses) on sales of businesses and investments	4.3	10.2	(3.1)
Vendor discounts and credit adjustments	12.7	24.4	20.7
Litigation settlements	0.0	0.0	(12.0)
Other (expense) income, net	(4.0)	2.2	(2.5)

Total other income, net	$12.9	$11.7	$3.1

Net Loss on Early Extinguishment of Debt – During 2009, we recorded a net charge of $25.1 primarily related to the settlement of our tender offers for our 5.40% Senior Unsecured Notes due 2009 (the “2009 Notes”), our 7.25% Senior Unsecured Notes due 2011 (the “2011 Notes”) and our Floating Rate Senior Unsecured Notes due 2010 (the “2010 Notes”).

Sales of Businesses and Investments – This item primarily includes realized gains and losses relating to the sales of businesses, cumulative translation adjustment balances from the liquidation of entities and sales of marketable securities and investments in publicly traded and privately held companies in our Rabbi Trusts. During 2010, we recognized a gain relating to the sale of a business in the domestic market within our Constituency Management Group (“CMG”) segment, which was partially offset by a loss recognized relating to the sale of one our European businesses within our IAN segment. During 2009, we realized a gain of $15.2 related to the sale of an investment in our Rabbi Trusts, which was partially offset by losses realized from the sale of various businesses.

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

INCOME TAXES

	Years ended December 31,
	2010	2009	2008
Income before income taxes	$450.6	$232.4	$471.5

Provision for income taxes	$171.3	$90.1	$156.6

Effective tax rate	38.0%	38.8%	33.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. In 2010, our effective tax rate of 38.0% was positively impacted by reversals of valuation allowances in Canada and the United Kingdom. Our effective tax rate was negatively impacted by an increase in unrecognized tax benefits and the taxation of foreign operations, which included an income tax assessment in Latin America.

In December 2010, we effectively settled with the United Kingdom tax authorities for the 2007 and 2008 tax years. The settlement resulted in no cash payment. In September 2010, we effectively settled our New York State examination for the 1999-2001 tax years. The settlement resulted in a cash payment of $11.7 consisting of $5.4 of tax and $6.3 of interest, which was previously reserved.

In 2009, our effective tax rate of 38.8% was positively impacted by the recognition of previously unrecognized tax benefits, net, which includes the recognition of tax benefits on partially worthless securities of $10.7. Our effective tax rate was negatively impacted by losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances, the establishment of valuation allowances in the Asia Pacific region and the write-off of deferred tax assets related to restricted stock.

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

See Note 8 to the Consolidated Financial Statements for further information.

EARNINGS PER SHARE

Basic earnings per share available to common stockholders for the years ended December 31, 2010, 2009 and 2008 were $0.57 $0.20 and $0.57, respectively. Diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 were $0.47, $0.19 and $0.52, respectively.

Basic earnings per share for the year ended December 31, 2010, included a benefit from the repurchase of a portion of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”). We declared dividends of $15.6, $27.6 and $27.6 on our Series B Preferred Stock outstanding during 2010, 2009 and 2008, respectively. See Note 2 to the Consolidated Financial Statements for further information.

Segment Results of Operations

As discussed in Note 14 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2010: IAN and CMG. We also report results for the Corporate and other group.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

IAN

REVENUE

		Components of Change				Change
	Year ended December 31, 2009	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Year ended December 31, 2010	Organic	Total
Consolidated	$5,112.5	$58.4	$16.6	$330.5	$5,518.0	6.5%	7.9%
Domestic	2,751.3	0.0	(3.8)	256.2	3,003.7	9.3%	9.2%
International	2,361.2	58.4	20.4	74.3	2,514.3	3.1%	6.5%

During 2010, IAN revenue increased by $405.5 compared to 2009, primarily consisting of an organic revenue increase of $330.5 and a favorable foreign currency rate impact of $58.4. The IAN segment represents 84% of consolidated revenues and accounted for 78% of the organic increase in consolidated revenues. The reasons for the organic increase are similar to those described in the consolidated revenue section. The organic increase was primarily attributable to higher spending from existing clients and net client wins in most sectors of our business, primarily in the auto and transportation, financial services and health and personal care sectors, and in nearly all regions, across our advertising and media businesses. The international organic increase was primarily in the Latin America region, mostly in Brazil, and in our Other region, which includes South Africa, Canada and the Middle East. The international organic revenue increase was partially offset by organic decreases in the Continental Europe region, primarily in Italy, Germany and Spain, which includes the continued effect of a weakened economic climate in certain European countries.

		Components of Change				Change
	Year ended December 31, 2008	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Year ended December 31, 2009	Organic	Total
Consolidated	$5,870.7	$(216.6)	$69.1	$(610.7)	$5,112.5	(10.4)%	(12.9)%
Domestic	3,075.4	0.0	14.2	(338.3)	2,751.3	(11.0)%	(10.5)%
International	2,795.3	(216.6)	54.9	(272.4)	2,361.2	(9.7)%	(15.5)%

During 2009, IAN revenue decreased by $758.2 compared to 2008, primarily consisting of an organic revenue decrease of $610.7 and an adverse foreign currency rate impact of $216.6. The domestic and international organic revenue decrease was primarily driven by a pullback of existing client spending throughout all agencies within IAN, primarily due to challenging economic conditions and lost assignments from certain existing clients. The international organic decrease occurred throughout all regions, with the largest impacts in the Continental Europe region, primarily in Spain and France, the United Kingdom, and the Asia Pacific region, primarily in China and Japan. The decrease was most predominant in the technology and telecom, auto and transportation and financial service sectors.

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
Segment operating income	$619.3	$425.9	$690.8	45.4%	(38.3)%
Operating margin	11.2%	8.3%	11.8%

Operating income increased during 2010 when compared to 2009 due to an increase in revenue of $405.5 partially offset by increases in salaries and related expenses of $126.2 and in office and general expenses of $85.9. The increase in salaries and related expenses was primarily due to higher temporary help across most of the agencies within IAN to support their business growth, as well as higher incentive award expense attributable to improved operating results in 2010. These increases were partially offset by lower severance expense compared to the prior year. Office and general expenses increased primarily due to higher production expenses and, to a lesser extent, higher discretionary spending and employment costs to support business growth as well as a foreign currency exchange translation loss of approximately $5.0 related to our

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

Venezuela agencies transitioning to inflationary accounting as of January 1, 2010. The increase in office and general expenses was partially offset by lower occupancy costs, which were partly due to lease terminations we initiated in 2009.

Operating income decreased during 2009 when compared to 2008 due to a decrease in revenue of $758.2 partially offset by decreases in salaries and related expenses of $286.3 and office and general expenses of $207.0. The decrease in salaries and related expenses was primarily due to lower base salaries, benefits and temporary help related to work force reductions in 2009 across all agencies within IAN. Incentive award expense decreased during 2009, primarily due to reduced annual bonus awards consistent with the explanations provided in the consolidated Salaries and Related Expenses section. These reductions were partially offset by higher severance charges resulting from the work force actions taken during 2009, which affected all regions, with the largest impact in the U.S. and Continental Europe. Office and general expenses decreased primarily due to cost containment measures that reduced discretionary spending. These reductions were partially offset by a benefit from favorable foreign currency changes in 2008 on certain balance sheet items that did not recur in 2009.

CMG

REVENUE

		Components of Change				Change
	Year ended December 31, 2009	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Year ended December 31, 2010	Organic	Total
Consolidated	$915.1	$4.9	$0.4	$93.5	$1,013.9	10.2%	10.8%
Domestic	621.0	0.0	0.0	84.8	705.8	13.7%	13.7%
International	294.1	4.9	0.4	8.7	308.1	3.0%	4.8%

During 2010, CMG revenue increased by $98.8 compared to 2009, primarily due to an organic revenue increase of $93.5. The CMG segment represents 16% of consolidated revenues and accounted for 22% of the organic increase of consolidated revenues. The organic revenue increase was due to net client wins and increases in client spending in all major disciplines, primarily in our events marketing and public relations businesses, and predominantly in the domestic market. These increases include the impact of higher revenue related to certain projects where we act as principal, primarily in our events marketing business. The international organic increase occurred primarily in the Asia Pacific region, most notably in China and in our public relations and events marketing businesses.

		Components of Change				Change
	Year ended December 31, 2008	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Year ended December 31, 2009	Organic	Total
Consolidated	$1,092.0	$(35.0)	$0.0	$(141.9)	$915.1	(13.0)%	(16.2)%
Domestic	710.9	0.0	0.0	(89.9)	621.0	(12.6)%	(12.6)%
International	381.1	(35.0)	0.0	(52.0)	294.1	(13.6)%	(22.8)%

During 2009, CMG revenue decreased by $176.9 compared to 2008, primarily due to an organic revenue decline of $141.9 and an adverse foreign currency rate impact of $35.0. The domestic and international organic revenue decreases were primarily due to the completion of several projects with existing clients in 2008 that did not recur or were substantially curtailed in 2009 in our events marketing business and the pullback of existing client spending in certain of our public relations and branding businesses due to broader economic difficulties. The international organic decrease occurred primarily in the United Kingdom and the Asia Pacific region, primarily in China and Australia.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2010	2009	2008	2010 vs 2009	2009 vs 2008
Segment operating income	$78.6	$70.6	$86.6	11.3%	(18.5)%
Operating margin	7.8%	7.7%	7.9%

Operating income increased during 2010 when compared to 2009 due to an increase in revenue of $98.8, partially offset by increases in office and general expenses of $58.5 and salaries and related expenses of $32.3. Office and general expenses increased primarily due to higher production expenses. Increases in salaries and related expenses were primarily due to higher base salaries, benefits and temporary help in all major disciplines commensurate with regional growth and related increased headcount, as well as an increase in incentive award expense due to improved operating results.

Operating income decreased during 2009 when compared to 2008 due to a decrease in revenue of $176.9, partially offset by decreases in office and general expenses of $84.2 and salaries and related expenses of $76.7. Office and general expenses decreased primarily due to lower production expenses and, to a lesser extent, reductions in certain discretionary expenses. These decreases were partially offset by a benefit from favorable foreign currency changes in 2008 on certain balance sheet items that did not recur in 2009. Salaries and related expenses decreased primarily due to a decrease in base salaries, benefits and temporary help as a result of lower headcount from severance actions, as well as a decrease in incentive award expense driven by lower annual bonus awards due to reduced operating results.

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line item within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives awards, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of these expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization. Allocation methodologies in 2010 are consistent with prior years.

Corporate and other expenses decreased slightly during 2010 by $5.3 to $145.3 compared to 2009, primarily due to lower base salaries, benefits and temporary help as a result of work force reductions in 2009, and decreases in various other corporate expenses, which was partially offset by an increase in incentive award expense driven by improved consolidated operating results.

Corporate and other expenses decreased during 2009 by $20.0 to $150.6 compared to 2008, primarily due to lower long-term incentive award expense and reductions in professional fees. The reduction in long-term incentive award expense primarily related to the vesting in the first quarter of 2009 of a one-time performance-based equity award granted in 2006 to a limited number of senior executives and to changes in our assumptions on achieving certain performance targets. The decline in professional fees is primarily due to reduced audit and legal fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2010	2009	2008
Net income, adjusted to reconcile net income to net cash provided by operating activities [1]	$566.9	$521.9	$698.0
Net cash provided by working capital [2]	263.2	98.9	193.5
Changes in other non-current assets and liabilities using cash	(12.8)	(80.0)	(26.2)

Net cash provided by operating activities	817.3	540.8	865.3
Net cash (used in) provided by investing activities	(108.5)	29.4	(404.3)
Net cash used in financing activities	(547.7)	(267.0)	(275.8)

1	Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation and deferred income taxes.
2	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.

	December 31,
Balance Sheet Data	2010	2009
Cash, cash equivalents and marketable securities	$2,689.4	$2,506.1

Short-term borrowings	$114.8	$93.4
Current portion of long-term debt	38.9	215.2
Long-term debt	1,583.3	1,638.0

Total debt	$1,737.0	$1,946.6

Operating Activities

Net cash provided by operating activities during 2010 was $817.3, which is an improvement of $276.5 as compared to 2009, as a result of an increase in net income of $137.8 as well as an improvement in working capital of $164.3. An important component of net cash provided by operating activities consists of net cash provided by working capital of $263.2. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The increased generation of working capital in 2010 was primarily attributable to business growth, most notably at our media businesses.

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

Our accrued liabilities are also affected by the timing of certain other payments. For example, while annual cash incentive awards are accrued throughout the year, they are generally paid during the first quarter of the subsequent year.

Investing Activities

Net cash used in investing activities during 2010 primarily reflects payments for capital expenditures and acquisitions, partially offset by net proceeds from the sales of businesses and investments. Capital expenditures of $96.3 relate to

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

leasehold improvements, computer hardware and furniture and fixtures. Payments for acquisitions of $61.9 relate to new acquisitions, primarily DLKW, as well as deferred payments on prior acquisitions.

Net cash provided by investing activities during 2009 includes sales and maturities of short-term marketable securities, partially offset by deferred payments on prior acquisitions and capital expenditures. Net sales and maturities of short-term marketable securities of $158.5 primarily relates to the redemption of a time deposit.

Financing Activities

Net cash used in financing activities during 2010 includes the repurchase of a portion of our Series B Preferred Stock for $265.9 in cash, payments of long-term debt of $217.3, primarily as a result of the maturity of our 2010 Notes, distributions to noncontrolling interests of $21.5 and dividend payments of $19.6 on our Series B Preferred Stock. Additionally, we paid $22.8 for a capped call transaction related to our 4.75% Notes. See “Financing and Sources of Funds” below for further information.

Net cash used in financing activities during 2009 primarily reflects proceeds, uses and fees related to our debt transactions. We issued $600.0 in aggregate principal amount of our 10.00% Senior Unsecured Notes due 2017. We settled the tender offers of our 2009 Notes, 2011 Notes and 2010 Notes with a cash payment of $734.7. Additionally, we paid $36.0 in cash to redeem the remaining 2009 Notes, we paid $8.0 in cash to retire the remaining 4.50% Notes and we made certain other cash payments relating to long-term debt. Amounts related to accrued and unpaid interest for these transactions are reflected in Operating Activities. Cash used related to these debt transactions and other debt repayments, including issuance costs and discounts, was $214.9, net of cash proceeds from the new issuance.

Foreign Exchange Rate Changes

The effect of foreign exchange rate changes on cash and cash equivalents included in the Consolidated Statements of Cash Flows resulted in an increase of $19.4 during 2010. This increase primarily reflects the weakening of the U.S. Dollar against several foreign currencies, partially offset by the U.S. Dollar strengthening against the Euro during this period.

The effect of foreign exchange rate changes on cash and cash equivalents included in the Consolidated Statements of Cash Flows resulted in an increase of $84.8 during 2009. This increase primarily reflects the weakening of the U.S. dollar primarily against the Euro during this period.

LIQUIDITY OUTLOOK

We expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We also have a committed corporate credit facility available to support our operating needs. While we believe the economic climate has improved in many of our key markets, we believe macroeconomic conditions remain somewhat uncertain and if conditions deteriorated it could challenge our level of cash generation from operations. We continue to maintain a conservative approach to liquidity, with flexibility over significant uses of cash, including our capital expenditures and cash used for new acquisitions. We are maintaining our cost discipline as we continue to position ourselves for growth.

From time to time we evaluate market conditions and financing alternatives for opportunities to raise additional financing or otherwise improve our liquidity profile, enhance our financial flexibility and manage market risk. Our ability to access the capital markets depends on a number of factors, which include those specific to us, such as our credit rating, and those related to the financial markets, such as the amount or terms of available credit. There can be no guarantee that we would be able to access new sources of liquidity on commercially reasonable terms, or at all.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

Funding Requirements

Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, common share repurchases, dividends, taxes, debt service and contributions to pension and postretirement plans. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options arising from prior acquisitions to sell us their interests. Notable funding requirements include:

•

Acquisitions – We paid cash of $47.1 for acquisitions completed in 2010. In relation to acquisitions completed in previous years, we paid $20.9 of deferred payments as well as $24.7 of payments related to transactions with consolidated subsidiaries where we increased our ownership interests in 2010. We expect to continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets. In addition to cash expenditures for new acquisitions, we expect to pay approximately $62.7 in 2011 related to acquisitions we completed in 2010 and in previous years. We may also be required to pay approximately $46.8 related to put options that are exercisable over the next twelve months.

•

Common share repurchase program – On February 24, 2011 our Board of Directors (“Board”) authorized a program to repurchase from time to time up to $300.0 of our common stock. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. The timing and amount of repurchases under the authorization will depend on market conditions and our other funding requirements. The share repurchase program has no expiration date.

•

Dividends – On February 24, 2011 our Board declared a dividend of $0.06 per share on our common shares, payable on March 25, 2011 to holders of record at the close of business on March 11, 2011, and we intend to resume quarterly common stock dividend payments thereafter. As of February 16, 2011, we had 489.2 shares outstanding, which would correspond to an aggregate March 2011 dividend payment of approximately $29.4. We also pay regular quarterly dividends of $2.9, or $11.6 annually, on our Series B Preferred Stock.

•

Debt service – During 2010 we paid $213.7 in cash as our 2010 Notes matured. Our $36.3 aggregate principal amount of 2011 Notes outstanding mature on August 15, 2011 and we expect to use available cash to retire the outstanding notes. The remainder of our debt is primarily long-term, with maturities through 2023. See the table below for the maturity schedule of our long-term debt.

•

Contributions to pension plans – Our funding policy regarding our pension plan is to contribute amounts necessary to satisfy minimum pension funding requirements, plus such additional amounts as we consider appropriate to improve the plans’ funded status. During 2010, we contributed $9.6 and $28.1 to our domestic and foreign pension plans, respectively. For 2011, we expect to contribute $12.1 and $22.8 to our domestic and foreign pension plans, respectively.

The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2010 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2011	2012	2013	2014	2015
Long-term debt [1]	$38.9	$1.9	$16.1	$350.1	$0.1	$1,200.0	$1,607.1
Interest payments on long-term debt	116.3	113.3	111.0	108.4	86.5	318.8	854.3
Non-cancelable operating lease obligations [2]	287.9	242.2	206.8	168.9	142.5	507.5	1,555.8
Contingent acquisition payments [3]	115.9	68.2	32.3	10.2	0.7	5.3	232.6
Uncertain tax positions	25.0	8.2	7.4	52.7	5.5	47.9	146.7

Total	$584.0	$433.8	$373.6	$690.3	$235.3	$2,079.5	$4,396.5

1	Amounts represent maturity at par. Holders of our 4.25% Convertible Senior Notes due 2023 may require us to repurchase their notes for cash at par in March 2012 and holders of our 4.75% Convertible Senior Notes due 2023 may require us to repurchase their notes for cash, stock or a combination, at our election, at par in March 2013. All of these notes will mature in 2023 if not converted or repurchased.
2	Non-cancelable operating lease obligations are presented net of future receipts on contractual sublease arrangements.
3	We have structured certain acquisitions with additional contingent purchase price obligations based on the future performance of the acquired entity. See Note 5 and Note 15 to the Consolidated Financial Statements for further information.

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

	December 31, 2010
	Total Facility	Amount Outstanding	Letters of Credit[1]	Total Available[2]

Cash, cash equivalents and marketable securities				$2,689.4
Committed credit agreement	$650.0	$0.0	$16.2	$633.8

1	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.
2	We also maintain uncommitted credit facilities with various banks throughout the world. As of December 31, 2010, our aggregate borrowing capacity under these uncommitted facilities was $455.2. At that date $114.8 in borrowings under these facilities was outstanding and letters of credit in the amount of $0.1 were issued.

Credit Facilities

We maintain a committed corporate credit facility to increase our financial flexibility. In April 2010, we amended and restated our credit agreement originally dated as of July 18, 2008 (as amended and restated as of April 23, 2010, the “Credit Agreement”). The amendments increased commitments of the lenders to $650.0 from $335.0, added five new lenders and extended the Credit Agreement’s expiration to July 18, 2013. The Credit Agreement is a revolving facility under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $650.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. We have not drawn on any of our corporate credit facilities since 2003, although we use them for letters of credit primarily to support obligations of our subsidiaries.

The Credit Agreement includes covenants that, among other things, limit our liens and the liens of our consolidated subsidiaries and limit subsidiary debt. The Credit Agreement also contains covenants, that subject to certain exceptions, restrict us from making cash acquisitions, making capital expenditures, repurchasing our common stock and declaring or paying cash dividends on our common stock, in excess of an aggregate basket of $600.0 in any fiscal year, of which we may carry forward unused amounts of up to $200.0 to the next fiscal year, provided that (a) if we have a leverage ratio of greater than 2.75 to 1 at the end of any fiscal year, we may not carry forward unused amounts, and cash common stock dividends and net share repurchases not otherwise permitted will be restricted to $400.0 for the next fiscal year, and (b) if we have a leverage ratio of 2.75 to 1 or less at the end of any fiscal year, in the next fiscal year the aggregate basket will be $800.0 and cash common stock dividends and net share repurchases not otherwise permitted may not exceed $600.0. In addition, the aggregate basket in any fiscal year, but not the amount for cash common stock dividends and net share repurchases, may be increased, subject to certain limitations, by up to $100.0 of net cash proceeds from dispositions made during such fiscal year.

We were in compliance with all applicable restrictive and financial covenants in the Credit Agreement as of December 31, 2010. The table below sets forth the financial covenants applicable as of December 31, 2010.

Financial Covenants	Four Quarters Ended December 31, 2010	EBITDA Reconciliation	Four Quarters Ended December 31, 2010
Interest coverage ratio (not less than)	4.00x	Operating income	$548.7
Actual interest coverage ratio	6.12x	Add:
		Depreciation and amortization	198.5
Leverage ratio (not greater than)	3.25x	Other non-cash amounts	(0.1)

Actual leverage ratio	2.33x	EBITDA	$747.1

EBITDA (not less than)	$550.0
Actual EBITDA	$747.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

If we were unable to comply with these financial covenants in the future, we would seek an amendment or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we do not comply with these financial covenants and were unable to obtain the necessary amendment or waiver, the Credit Agreement could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit under the Credit Agreement.

In December 2009, we entered into a letter of credit agreement (the “2009 LC Agreement”) to provide for the issuance of standby letters of credit denominated in Pound Sterling. The face amount of letters of credit outstanding under the 2009 LC Agreement is subject to an aggregate limit at any one time of £45.0 (equivalent as of December 31, 2010 to $69.2). In January 2010, we transferred letters of credit outstanding under the Credit Agreement to this facility to provide additional liquidity under the Credit Agreement. As of December 31, 2010 we did not have any letters of credit outstanding under the 2009 LC Agreement. We terminated the 2009 LC Agreement as of December 31, 2010 as we were no longer required to issue letters of credit associated with various projects in the United Kingdom.

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States, and the amount outstanding as of December 31, 2010 and 2009 was $114.8 and $93.4, respectively. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of December 31, 2010 and 2009 was approximately 5.0% and 4.0%, respectively.

Capped Call

We purchased capped call options in November 2010 to hedge the risk of price appreciation on the 16.1 shares of our common stock into which our 4.75% Notes are convertible. The options give us the right to purchase up to 16.1 shares of our common stock at a strike price of $12.42 per share (subject to adjustments upon certain events with respect to us or our common stock), except that the economic value of the net proceeds of exercising the options will not exceed the difference between the strike price and a cap price of $18.26 per share. Subject to certain limitations, we may elect settlement of the options to occur in cash or in shares. The options will expire on April 2, 2013. Our capped call transaction meets the definition of an off-balance sheet arrangement per Regulation S-K Item 303(a)(4).

Investments

From time to time, we make investments in privately held companies that we believe may be of interest to the advertising and marketing sectors. These investments are recorded on our Consolidated Balance Sheets at cost. Certain of these investments, the most significant of which is Facebook, have significantly appreciated compared to their cost, but there can be no assurance as to the terms on which we would be able to dispose of any such investments.

Cash Pooling

We aggregate our net domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2010 and 2009 the amounts netted were $916.1 and $946.5, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

DEBT RATINGS

Our long-term debt credit ratings as of February 16, 2011 are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Ba2	BB	BBB
Outlook	Positive	Positive	Stable

The most recent changes in our credit ratings occurred in November 2010 when Standard and Poor’s changed our outlook from stable to positive. Additionally, in October 2010 Fitch Ratings upgraded our rating from BB+ to BBB, which is an investment grade rating, and changed our outlook from positive to stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, including, among other things, because they could affect funding costs in the capital markets or otherwise. For example, our Credit Agreement fees and borrowing rates are based on a credit ratings grid.

RECENT ACCOUNTING STANDARDS

See Note 16 to the Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2010 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
(Amounts	in millions)

In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. From time to time, we use derivative instruments, pursuant to established guidelines and policies, to manage some portion of these risks. Derivative instruments utilized in our hedging activities are viewed as risk management tools and are not used for trading or speculative purposes.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the fair market value of our debt obligations, because the majority of our debt (approximately 93% and 84% as of December 31, 2010 and 2009, respectively) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
	10% Increase in Interest Rates	10% Decrease in Interest Rates
2010	$(14.4)	$14.0
2009	(36.0)	33.0

We have used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates and to maintain a mix of fixed and floating rate debt. We terminated our interest rate swaps related to our 6.25% Senior Unsecured Notes due 2014 (the “2014 Notes”) in February 2010 and do not have any outstanding as of December 31, 2010.

We had $2,689.4 of cash, cash equivalents and marketable securities as of December 31, 2010 that we generally invest in conservative, short-term investment-grade securities. The interest income generated from these investments is subject to both domestic and foreign interest rate movements. During 2010 and 2009, we had interest income of $28.7 and $35.0, respectively. Based on our 2010 results, a 1% increase or decrease in interest rates would affect our interest income by approximately $27.0, assuming that all cash, cash equivalents and marketable securities were affected in the same manner and balances remain constant from year-end 2010 levels.

Foreign Currency Rates

We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The primary foreign currencies that impacted our results during 2010 were the Australian Dollar, Brazilian Real, Canadian Dollar and Euro. Based on 2010 exchange rates and operating results, if the U.S. dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase between 3% and 5%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2010 current levels.

The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the stockholders’ equity section of our Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in their functional currency, mitigating transaction risk. However, certain subsidiaries may enter into transactions in currencies other than their functional currency. Assets and liabilities denominated in currencies other than the functional currency are susceptible to movements in foreign currency until final settlement. Currency transaction gains or losses primarily arising from transactions in currencies other than the functional currency are included in office and general expenses. We have not entered into a material amount of foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates.

We monitor the currencies of countries in which we operate in order to determine if the country should be considered a highly inflationary environment. A currency is determined to be highly inflationary when there is cumulative inflation of approximately 100% or more over a three-year period. If this occurs the functional currency of that country would be changed to our reporting currency, the U.S. dollar, and foreign exchange gains or losses would be recognized on all monetary transactions, assets and liabilities denominated in currencies other than the U.S. dollar until the currency is no longer considered highly inflationary. Our Venezuela agencies transitioned to inflationary accounting on January 1, 2010, and as a result, we recorded a foreign exchange translation loss of approximately $5.0 in the first quarter of 2010. This charge was recorded in office and general expenses within the Consolidated Statement of Operations. We have re-measured our local non-monetary transactions, assets and liabilities using the exchange rate of 4.3 Venezuelan Bolivares Fuertes per U.S. dollar. Subsequent to the currency re-measurement, this devaluation did not have a material impact to our Consolidated Financial Statements as we do not have significant operations in Venezuela.

Credit and Market Risks

Balance sheet items that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term marketable securities, accounts receivable and expenditures billable to clients. We invest our excess cash in investment-grade, short-term securities and limit the amount of credit exposure to any one counterparty. Concentrations of credit risk with respect to accounts receivable are mitigated by our large number of clients and their dispersion across different industries and geographic areas. We perform ongoing credit evaluations of our clients and maintain an allowance for doubtful accounts based upon the expected collectability of all accounts receivable.

Our pension plan assets are also exposed to market risk. The fair value of our pension plan assets may appreciate or depreciate during the year, which can result in lower or higher pension expense and funding requirements in future periods.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, of Cash Flows, and of Stockholders' Equity and Comprehensive Income present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc., and its subsidiaries, (“the Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 25, 2011

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2010	2009	2008
REVENUE	$6,531.9	$6,027.6	$6,962.7

OPERATING EXPENSES:
Salaries and related expenses	4,117.0	3,961.2	4,342.6
Office and general expenses	1,862.3	1,720.5	2,013.3
Restructuring and other reorganization-related charges, net	3.9	4.6	17.1

Total operating expenses	5,983.2	5,686.3	6,373.0

OPERATING INCOME	548.7	341.3	589.7

EXPENSES AND OTHER INCOME:
Interest expense	(139.7)	(155.6)	(211.9)
Interest income	28.7	35.0	90.6
Other income, net	12.9	11.7	3.1

Total (expenses) and other income	(98.1)	(108.9)	(118.2)

Income before income taxes	450.6	232.4	471.5
Provision for income taxes	171.3	90.1	156.6

Income of consolidated companies	279.3	142.3	314.9
Equity in net income of unconsolidated affiliates	1.9	1.1	3.1

NET INCOME	281.2	143.4	318.0
Net income attributable to noncontrolling interests	(20.1)	(22.1)	(23.0)

NET INCOME ATTRIBUTABLE TO IPG	261.1	121.3	295.0
Dividends on preferred stock	(15.6)	(27.6)	(27.6)
Benefit from preferred stock repurchased	25.7	0.0	0.0
Allocation to participating securities	0.0	(0.1)	(2.2)

NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$271.2	$93.6	$265.2

Earnings per share available to IPG common stockholders:
Basic	$0.57	$0.20	$0.57
Diluted	$0.47	$0.19	$0.52

Weighted-average number of common shares outstanding:
Basic	473.6	468.2	461.5
Diluted	542.1	508.1	518.3

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Millions, except Par Value Amounts)

	December 31,
	2010	2009
ASSETS:
Cash and cash equivalents	$2,675.7	$2,495.2
Marketable securities	13.7	10.9
Accounts receivable, net of allowance of $63.1 and $66.0	4,317.6	3,756.5
Expenditures billable to clients	1,217.1	1,100.1
Other current assets	229.4	275.0

Total current assets	8,453.5	7,637.7
Furniture, equipment and leasehold improvements, net	454.3	490.1
Deferred income taxes	334.2	398.3
Goodwill	3,368.5	3,321.0
Other non-current assets	460.3	416.0

TOTAL ASSETS	$13,070.8	$12,263.1

LIABILITIES:
Accounts payable	$4,474.5	$3,828.9
Accrued liabilities	3,112.7	2,768.1
Short-term borrowings	114.8	93.4
Current portion of long-term debt	38.9	215.2

Total current liabilities	7,740.9	6,905.6
Long-term debt	1,583.3	1,638.0
Deferred compensation	486.1	503.2
Other non-current liabilities	402.4	402.2

TOTAL LIABILITIES	10,212.7	9,449.0

Commitments and contingencies (see Note 15)

Redeemable noncontrolling interests (see Note 5)	291.2	277.8

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0 Series B shares issued and outstanding: 2010 – 0.2; 2009 – 0.5	221.5	525.0
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2010 – 489.5; 2009 – 486.5 shares outstanding: 2010 – 489.1; 2009 – 486.1	47.5	47.1
Additional paid-in capital	2,456.8	2,441.0
Accumulated deficit	(63.7)	(324.8)
Accumulated other comprehensive loss, net of tax	(119.0)	(176.6)

	2,543.1	2,511.7
Less: Treasury stock, at cost: 0.4 shares	(14.1)	(14.0)

Total IPG stockholders’ equity	2,529.0	2,497.7
Noncontrolling interests	37.9	38.6

TOTAL STOCKHOLDERS’ EQUITY	2,566.9	2,536.3

TOTAL LIABILITIES AND EQUITY	$13,070.8	$12,263.1

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Millions)

	Years ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$281.2	$143.4	$318.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	148.4	169.9	173.3
Provision for uncollectible receivables	10.7	19.3	17.0
Amortization of restricted stock and other non-cash compensation	50.0	49.5	80.1
Net amortization of bond (premiums) discounts and deferred financing costs	(4.4)	12.1	28.7
Loss on early extinguishment of debt	0.1	25.1	0.0
Deferred income tax provision	56.0	89.2	51.9
Other	24.9	13.4	29.0
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	(547.6)	179.5	283.9
Expenditures billable to clients	(122.8)	19.7	69.7
Other current assets	(0.2)	33.1	(19.2)
Accounts payable	646.3	(270.0)	6.8
Accrued liabilities	287.5	136.6	(147.7)
Other non-current assets and liabilities	(12.8)	(80.0)	(26.2)

Net cash provided by operating activities	817.3	540.8	865.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of businesses and investments, net of cash sold	53.6	11.1	27.9
Acquisitions, including deferred payments, net of cash acquired	(61.9)	(72.4)	(106.0)
Capital expenditures	(96.3)	(67.1)	(138.4)
Net (purchases) sales and maturities of short-term marketable securities	(2.5)	158.5	(154.3)
Purchases of investments	(2.2)	(1.9)	(35.6)
Other investing activities	0.8	1.2	2.1

Net cash (used in) provided by investing activities	(108.5)	29.4	(404.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of preferred stock	(265.9)	0.0	0.0
Payments of long-term debt	(217.3)	(783.4)	(201.8)
Proceeds from issuance of 10.00% Senior Notes due 2017	0.0	587.7	0.0
Capped call transaction costs	(22.8)	0.0	0.0
Issuance costs and fees	(9.8)	(19.2)	(11.3)
Net increase (decrease) in short term bank borrowings	17.4	0.0	(23.7)
Distributions to noncontrolling interests	(21.5)	(22.2)	(14.6)
Preferred stock dividends	(19.6)	(27.6)	(27.6)
Other financing activities	(8.2)	(2.3)	3.2

Net cash used in financing activities	(547.7)	(267.0)	(275.8)

Effect of foreign exchange rate changes on cash and cash equivalents	19.4	84.8	(92.9)

Net increase in cash and cash equivalents	180.5	388.0	92.3
Cash and cash equivalents at beginning of period	2,495.2	2,107.2	2,014.9

Cash and cash equivalents at end of period	$2,675.7	$2,495.2	$2,107.2

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Amounts in Millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2007	$525.0	471.7	$45.9	$2,541.2	$(741.1)	$(118.6)	$(14.0)	$2,238.4	$36.7	$2,275.1

Net income					295.0			295.0	23.0	318.0
Foreign currency translation adjustments, net of tax						(161.2)		(161.2)	(3.1)	(164.3)
Changes in market value of securities available-for-sale, net of tax of $1.4						(5.7)		(5.7)		(5.7)
Recognition of previously unrealized loss on securities available-for-sale, net of tax						3.0		3.0		3.0
Unrecognized gains, transition obligation and prior service cost, net of tax of $10.1						(36.0)		(36.0)		(36.0)

Total comprehensive income								$95.1	$19.9	$115.0

Reclassifications related to redeemable noncontrolling interests									(11.7)	(11.7)
Noncontrolling interest transactions									7.7	7.7
Distributions to noncontrolling interests									(14.6)	(14.6)
Change in redemption value of redeemable noncontrolling interests				(175.5)				(175.5)		(175.5)
Preferred stock dividends				(27.6)				(27.6)		(27.6)
Stock-based compensation				82.1				82.1		82.1
Restricted stock, net of forfeitures		4.8	0.3	(11.5)				(11.2)		(11.2)
Other		0.6	0.2	4.8				5.0	(0.1)	4.9

Balance at December 31, 2008	$525.0	477.1	$46.4	$2,413.5	$(446.1)	$(318.5)	$(14.0)	$2,206.3	$37.9	$2,244.2

Net income					121.3			121.3	22.1	143.4
Foreign currency translation adjustments, net of tax						128.9		128.9	2.3	131.2
Changes in market value of securities available-for-sale, net of tax of $0.1						0.5		0.5		0.5
Recognition of previously unrealized gain on securities available-for-sale, net of tax						(0.4)		(0.4)		(0.4)
Unrecognized losses, transition obligation and prior service cost, net of tax of ($4.4)						12.9		12.9		12.9

Total comprehensive income								$263.2	$24.4	$287.6

Reclassifications related to redeemable noncontrolling interests				10.5				10.5	(2.5)	8.0
Noncontrolling interest transactions				(5.4)				(5.4)	0.1	(5.3)
Distributions to noncontrolling interests									(22.2)	(22.2)
Change in redemption value of redeemable noncontrolling interests				12.0				12.0		12.0
Preferred stock dividends				(27.6)				(27.6)		(27.6)
Stock-based compensation				51.8				51.8		51.8
Restricted stock, net of forfeitures		8.9	0.7	(17.8)				(17.1)		(17.1)
Other		0.5	0.0	4.0				4.0	0.9	4.9

Balance at December 31, 2009	$525.0	486.5	$47.1	$2,441.0	$(324.8)	$(176.6)	$(14.0)	$2,497.7	$38.6	$2,536.3

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income—(Continued)

(Amounts in Millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2009	$525.0	486.5	$47.1	$2,441.0	$(324.8)	$(176.6)	$(14.0)	$2,497.7	$38.6	$2,536.3

Net income					261.1			261.1	20.1	281.2
Foreign currency translation adjustments, net of tax						34.0		34.0	1.9	35.9
Changes in market value of securities available-for-sale, net of tax of $0.1						0.6		0.6		0.6
Recognition of previously unrealized gain on securities available-for-sale, net of tax						(0.2)		(0.2)		(0.2)
Unrecognized losses, transition obligation and prior service cost, net of tax ($5.5)						23.2		23.2		23.2

Total comprehensive income								$318.7	$22.0	$340.7

Reclassifications related to redeemable noncontrolling interests				3.5				3.5	(1.5)	2.0
Noncontrolling interest transactions				(28.1)				(28.1)	0.2	(27.9)
Distributions to noncontrolling interests									(21.5)	(21.5)
Change in redemption value of redeemable noncontrolling interests				(11.0)				(11.0)		(11.0)
Repurchase of preferred stock	(303.5)			35.9				(267.6)		(267.6)
Capped call transaction costs				(22.8)				(22.8)		(22.8)
Preferred stock dividends				(15.6)				(15.6)		(15.6)
Stock-based compensation				53.0				53.0		53.0
Restricted stock, net of forfeitures		2.2	0.3	(16.0)				(15.7)		(15.7)
Other		0.8	0.1	16.9			(0.1)	16.9	0.1	17.0

Balance at December 31, 2010	$221.5	489.5	$47.5	$2,456.8	$(63.7)	$(119.0)	$(14.1)	$2,529.0	$37.9	$2,566.9

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

(Amounts in Millions, Except Per Share Amounts)

Note 1:  Summary of Significant Accounting Policies

Business Description

The Interpublic Group of Companies, Inc. and subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) is one of the world’s premier global advertising and marketing services companies. Our agencies create customized marketing programs for many of the world’s largest advertisers. Comprehensive global services are critical to effectively serving these multinational clients, as well as our local clients in markets throughout the world, as they seek to build brands, increase sales of their products and services and gain market share in an increasingly complex and fragmented media landscape.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make judgments, assumptions and estimates that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the reporting date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

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

Most of our client contracts are individually negotiated and, accordingly, the terms of client engagements and the bases on which we earn commissions and fees vary significantly. Our client contracts are complex arrangements that may include provisions for incentive compensation and vendor rebates and credits. Our largest clients are multinational entities and, as such, we often provide services to these clients out of multiple offices and across many of our agencies. In arranging for such services, it is possible that we will enter into global, regional and local agreements. Agreements of this nature are reviewed by legal counsel to determine the governing terms to be followed by the offices and agencies involved.

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

•

Certain fees (such as for major marketing events) are deferred until contract completion as the final act is so significant in relation to the service transaction taken as a whole. Fees are also recognized upon delivery of projects if the terms of the contract identify individual discrete projects, or on the completed contract basis if any of the criteria in the authoritative guidance for revenue recognition were not satisfied prior to job completion or if the terms of the contract do not otherwise qualify for proportional performance or monthly basis recognition.

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

Substantially all of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our Consolidated Financial Statements because of various pass-through expenses, such as production and media costs. We assess whether our agency or the third-party supplier is the primary obligor, and we evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we operate broadly as an advertising agency, based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses (primarily sales promotion and event, sports and entertainment marketing) where the key indicators suggest we act as a principal, we record the gross amount billed to the client as revenue and the related costs incurred as office and general expenses. Revenue is generally reported net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.

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

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

Cash and Cash Equivalents

Cash equivalents are highly liquid investments, which include certificates of deposit, government securities, commercial paper and time deposits with original maturities of three months or less at the time of purchase and are stated at estimated fair value, which approximates cost. Cash is maintained at multiple high-credit quality financial institutions.

As of December 31, 2010 and 2009, we held restricted cash of $4.7 and $44.2, respectively, included in other current assets. Restricted cash primarily represents cash equivalents that are maintained on behalf of our clients and are legally restricted for a specified business purpose.

Short-Term Marketable Securities

Short-term marketable securities include investment-grade time deposits, commercial paper and government securities with maturities greater than three months but less than twelve months. These securities are classified as available-for-sale and are carried at fair value with net unrealized gains and losses reported as a component of accumulated other comprehensive loss, which is a component of stockholders’ equity. The cost of securities is determined based upon the average cost of the securities sold.

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

Investments

Our investments in publicly traded companies over which we do not exert a significant influence are classified as available-for-sale. These investments are reported at fair value based on quoted market prices with net unrealized gains and losses reported as a component of accumulated other comprehensive loss. Our non-publicly traded investments and all other publicly traded investments, including investments to fund certain deferred compensation and retirement obligations, are accounted for using the equity method or cost method. We regularly review our equity and cost method investments to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment. In the event a decline in fair value of an investment occurs, we determine if the decline has been other-than-temporary. We consider our investments strategic and long-term in nature, so we determine if the fair value decline is recoverable within a reasonable period. For our investments, we evaluate fair value based on specific information (valuation methodologies, estimates of appraisals, financial statements, etc.) in addition to quoted market price, if available. We consider all known quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

Derivatives

We are exposed to market risk related to interest rates, foreign currency rates and certain balance sheet items. From time to time we enter into derivative instruments for risk management purposes, and not for speculative purposes. We evaluate the terms of our derivative instruments to determine if they are recorded on our balance sheet in equity or as an asset or liability

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

that gets subsequently adjusted in earnings based on fair value each reporting period. We evaluate our derivative instruments for hedge accounting both at inception and throughout the hedge period. We recognize the changes in fair value of the interest rate swap agreements as well as the changes in the fair value of the underlying debt in other income, net.

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

Goodwill and Other Intangible Assets

We have accounted for our business combinations using the acquisition accounting method beginning in 2009, while we utilized the purchase accounting method in prior years. Both accounting methods require the fair value of each acquisition to be allocated to the underlying net assets based on their respective estimated fair values and the remainder allocated to goodwill and other intangible assets. The acquisition method requires the noncontrolling interests, if any, to be recorded at fair value and goodwill and other intangibles to be recorded as if we acquired the entire business, proportionately allocated between the controlling and noncontrolling owner. The purchase accounting method requires goodwill and other intangibles to be recorded based on our ownership interest in the business we acquired. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible assets, as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.

We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 11 reporting units that were subject to the 2010 annual impairment testing. Our reporting unit structure changed from 2009 due to the movement of four reporting units into other existing reporting units based on operational decisions by management during 2010.

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

The authoritative guidance for goodwill specifies a two-step process for goodwill impairment testing and measuring the magnitude of any impairment. The first step of the impairment test is a comparison of the fair value of each reporting unit to its carrying value, including goodwill. The sum of the fair values of all our reporting units is reconciled to our current market capitalization plus an estimated control premium. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired, and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the impairment test has failed and the magnitude of any goodwill impairment is determined under the second step, which is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

The fair value of a reporting unit for 2010 and 2009 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.

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

Redeemable Noncontrolling Interests

Many of our acquisitions include provisions under which the noncontrolling equity owners can require us to purchase additional interests in a subsidiary at their discretion. Payments for these redeemable noncontrolling interests are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress. We record these redeemable noncontrolling interests in “mezzanine equity” in our Consolidated Balance Sheets. Each reporting period, redeemable noncontrolling interests are reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value will also impact additional paid-in capital, but will not impact net income. Adjustments as a result of currency translation will affect the redeemable noncontrolling interest balance, but do not impact additional paid-in capital.

Earnings Per Share (“EPS”)

Basic EPS available to IPG common stockholders equals net income available to IPG common stockholders divided by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS equals net income available to IPG common stockholders adjusted to exclude, if dilutive, preferred stock dividends, allocation to participating securities, interest expense related to potentially dilutive securities calculated using the effective interest rate and benefit from preferred stock repurchased, divided by the weighted-average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

Diluted EPS reflect the potential dilution that would occur if certain potentially dilutive securities or debt obligations were exercised or converted into common stock. The potential issuance of common stock is assumed to occur at the beginning of the year (or at the time of issuance of the potentially dilutive instrument, if later) and the incremental shares are included using the treasury stock or “if-converted” method. The proceeds utilized in applying the treasury stock method consist of the amount, if any, to be paid upon exercise and, as it relates to stock-based compensation, the amount of compensation cost attributed to future service not yet recognized and any tax benefits credited to additional paid-in-capital related to the exercise. These proceeds are then assumed to be used to purchase common stock at the average market price of our stock during the period. The incremental shares (difference between the shares assumed to be issued and the shares assumed to be purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation.

We may be required to calculate basic EPS using the two-class method, as a result of our redeemable noncontrolling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of these reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to cumulative prior-period reductions. For the years ended December 31, 2010, 2009 and 2008, there was no impact to EPS for adjustments related to our redeemable noncontrolling interests.

Pension and Postretirement Benefits

We have pension and postretirement benefit plans covering certain domestic and international employees. We use various actuarial methods and assumptions in determining our net pension and postretirement benefit costs and obligations, including the discount rate used to determine the present value of future benefits, expected long-term rate of return on plan assets and healthcare cost trend rates. The overfunded or underfunded status of our pension and postretirement benefit plans is recorded on our Consolidated Balance Sheet.

Stock-Based Compensation

Compensation costs related to share-based transactions, including employee stock options, are recognized in the Consolidated Financial Statements based on fair value. Stock-based compensation expense is generally recognized ratably over the requisite service period based on the estimated grant-date fair value, net of estimated forfeitures.

Note 2: Earnings Per Share

The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2010	2009	2008
Net income available to IPG common stockholders – basic	$271.2	$93.6	$265.2
Adjustments: Effect of dilutive securities
Interest on 4.25% Notes	1.4	1.4	1.4
Interest on 4.75% Notes	4.0	0.0	4.0
Benefit from preferred stock repurchased [1]	(21.7)	0.0	0.0

Net income available to IPG common stockholders—diluted	$254.9	$95.0	$270.6

Weighted-average number of common shares outstanding – basic	473.6	468.2	461.5
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	11.3	7.7	8.5
4.25% Notes	32.2	32.2	32.2
4.75% Notes	16.1	0.0	16.1
Preferred stock repurchased	8.9	0.0	0.0

Weighted-average number of common shares outstanding – diluted	542.1	508.1	518.3

Earnings per share available to IPG common stockholders – basic	$0.57	$0.20	$0.57
Earnings per share available to IPG common stockholders – diluted	$0.47	$0.19	$0.52

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

1	For the year ended December 31, 2010, the benefit from the preferred stock repurchased is excluded from net income available to IPG common stockholders for purposes of calculating diluted earnings per share since the associated common shares, if converted, were dilutive. In addition, the benefit is also net of $4.0 of preferred dividends that were declared during the first quarter of 2010 and associated with the preferred stock repurchased. See Note 4 for further information.

For the years ended December 31, 2009 and 2008, we calculated basic EPS using the two-class method. The two-class method was required as our 4.50% Convertible Senior Notes due 2023 (the “4.50% Notes”) qualified as participating securities, having the right to receive dividends or dividend equivalents should dividends be declared on common stock. Under this method, earnings for the period (after deduction for contractual preferred stock dividends) was allocated on a pro-rata basis to the common stockholders and to the holders of participating securities based on their right to receive dividends. We retired the remaining outstanding aggregate principal amount of the 4.50% Notes in the fourth quarter of 2009.

The following table presents the potential shares excluded from diluted earnings per share because the effect of including these potential shares would be antidilutive.

	Years ended December 31,
	2010	2009	2008
4.75% Notes	0.0	16.1	0.0
4.50% Notes	0.0	0.6	3.9
Preferred stock outstanding	16.2	38.4	38.4

Total	16.2	55.1	42.3

Securities excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price:
Stock options [1]	15.6	21.2	24.7
Warrants [2]	0.0	67.9	67.9

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

Note 3:  Debt and Credit Arrangements

Long-Term Debt

A summary of the carrying amounts and fair values of our long-term debt is listed below.

			December 31,
			2010		2009
	Effective Interest Rate		Book Value	Fair Value [2]	Book Value	Fair Value [2]
Floating Rate Senior Unsecured Notes due 2010	8.65%		$0.0	$0.0	$211.7	$210.5
7.25% Senior Unsecured Notes due 2011	7.25	% [1]	36.3	37.0	36.3	36.2
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.4)	6.29	% [1]	353.3	378.0	351.5	332.5
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $10.6)	10.38%		589.4	705.0	588.3	666.0
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $5.0)	3.50%		205.0	235.0	207.2	213.3
4.25% Convertible Senior Notes due 2023 (plus unamortized premium of $17.4)	0.58%		417.4	444.4	431.9	416.4
Other notes payable and capitalized leases			20.8		26.3

Total long-term debt			1,622.2		1,853.2
Less: current portion [3]			38.9		215.2

Long-term debt, excluding current portion			$1,583.3		$1,638.0

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

1	Excludes the effect of related gains/losses on interest rate swaps.
2	Fair values are derived from trading quotes by institutions making a market in the securities and estimations of value by those institutions using proprietary models.
3

On August 15, 2011 our 7.25% Senior Unsecured Notes due 2011 (the “2011 Notes”) mature. Therefore we included these notes in current portion of long-term debt on our December 31, 2010 Consolidated Balance Sheet. On November 15, 2010 our Floating Rate Senior Unsecured Notes due 2010 (the “2010 Notes”) matured. Therefore we included these notes in current portion of long-term debt on our December 31, 2009 Consolidated Balance Sheet.

Annual maturities are scheduled as follows based on the book value as of December 31, 2010.

2011	$38.9
2012 [1]	2.0
2013 [2]	16.1
2014 [3]	353.4
2015	0.1
Thereafter	1,211.7

Total long-term debt	$1,622.2

1	Holders of our 4.25% Convertible Senior Notes due 2023 (the “4.25% Notes”) may require us to repurchase their notes for cash at par in March 2012.
2	Holders of our 4.75% Convertible Senior Notes due 2023 (the “4.75% Notes”) may require us to repurchase their notes for cash, stock or a combination, at our election, at par in March 2013.
3	The 6.25% Senior Unsecured Notes due 2014 (the “2014 Notes”) are redeemable in whole or in part, at any time at our option at a redemption price which is equal to the greater of i) 100% of the aggregate principal amount of the notes to be redeemed, or ii) the sum of the present values of the remaining scheduled payments of principal and interest. The redemption price will also include any accrued and unpaid interest.

For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense and a discount would result in an increase in interest expense in future periods. We also have recorded debt issuance costs related to certain financing transactions in other assets in our Consolidated Balance Sheets, which are also amortized through interest expense. As of December 31, 2010 and 2009, we had unamortized debt issuance costs of $28.3 and $30.3, respectively.

Our debt securities include covenants that, among other things, limit our liens and the liens of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.

Floating Rate Senior Unsecured Notes due 2010

In April 2010, we repurchased $21.4 aggregate principal amount of our 2010 Notes for $21.5 in cash, which included accrued and unpaid interest. In November 2010 the remaining $192.3 aggregate principal amount of our 2010 Notes matured, and we paid $193.5 in cash, including accrued and unpaid interest.

Convertible Senior Notes

Conversion Features

Our 4.25% and 4.75% Notes (the “Convertible Notes”) are convertible into our common stock at a conversion price of $12.42 per share, subject to adjustment in specified circumstances, including any payment of cash dividends on our common stock. The conversion rates of our Convertible Notes are also subject to adjustment for certain events arising from stock splits and combinations, stock dividends and certain other actions by us that modify our capital structure. The Convertible Notes provide for an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.

Our Convertible Notes are convertible at any time if the average price of our common stock for 20 trading days immediately preceding the conversion date is greater than or equal to a specified percentage of the conversion price; this

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

percentage was equal to 116.5% in 2010 and declines 0.5% each year until it reaches 110% at maturity. Each series of our Convertible Notes is also convertible, regardless of the price of our common stock, if: (i) we call that series of Convertible Notes for redemption; (ii) we make specified distributions to shareholders; (iii) we become a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities); or (iv) the credit ratings assigned to that series of Convertible Notes by any two of Moody’s Investor Service, Standard and Poor’s and Fitch Ratings are lower than Ba2, BB and BB, respectively, or that series of Convertible Notes is no longer rated by at least two of these ratings services. As of December 31, 2010, our Convertible Notes were not convertible based on our credit ratings. As a result of certain conversion features our Convertible Notes contain embedded derivatives whose fair values as of December 31, 2010 are negligible. Our Convertible Notes are also convertible, whether or not the above conditions are met, from February 15, 2023 to March 15, 2023. The Convertible Notes are not considered securities with participation rights in earnings available to IPG common stockholders as there are no features attached to these securities that allow holders to participate in our undistributed earnings.

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

Capped Call

We purchased capped call options in November 2010 to hedge the risk of price appreciation on the 16.1 shares of our common stock into which our 4.75% Notes are convertible. The options give us the right to purchase up to 16.1 shares of our common stock at a strike price of $12.42 per share (subject to adjustments upon certain events with respect to us or our common stock), except that the economic value of the net proceeds of exercising the options will not exceed the difference between the strike price and a cap price of $18.26 per share. Subject to certain limitations, we may elect settlement of the options to occur in cash or in shares. The options will expire on April 2, 2013. We paid an aggregate premium of $22.8 for the options, which was recorded as a reduction to additional paid-in capital in the Consolidated Balance Sheet.

Senior Notes due 2017

On June 15, 2009 we issued $600.0 in aggregate principal amount of 10.00% Senior Unsecured Notes due 2017 (the “2017 Notes”) at 97.958% of par through a private placement. The 2017 Notes were reflected on our Consolidated Balance Sheet at their fair value at issuance, or $587.7. The discount of $12.3 is amortized through the maturity date, July 15, 2017, using the effective interest method. Interest is payable semi-annually in arrears on January 15th and July 15th of each year, commencing on January 15, 2010. Capitalized direct fees of $15.8 related to the issuance of the 2017 Notes are amortized in interest expense through the maturity date. The 2017 Notes include covenants that are consistent with those of our other debt securities.

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

We used the proceeds of the 2017 Notes primarily to fund our tender offers, described below.

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

	Aggregate Principal Amount	Cash Payment [1]	Total Loss
Tender Offers
2009 Notes [2]	$214.0	$217.3	$(3.0)
2011 Notes [3]	463.7	494.2	(21.5)
2010 Notes [3]	36.3	36.4	(0.9)

Redemption
2009 Notes [4]	$36.0	$37.0	$(0.3)

1	Cash payment includes accrued and unpaid interest.
2	We used cash on hand to purchase the tendered 2009 Notes.
3	We used the proceeds from the offering of the 2017 Notes first to purchase tendered 2011 Notes, and then to purchase on a pro-rated basis tendered 2010 Notes.
4	Following the tender offers, in September 2009, we redeemed all of our 2009 Notes that remained outstanding, which were scheduled to mature on November 15, 2009.

The settlements of our tender offers and redemption were treated as a debt extinguishment because we were relieved of our debt obligation upon settlement. We compared the proportionate share of the net carrying amount, which includes the carrying amount due at maturity, adjusted for unamortized discounts, debt issuance costs and gains and losses on interest rate swaps, if applicable, to the reacquisition price. Charges as a result of our debt extinguishments are reflected in other income, net in the Consolidated Statements of Operations.

Credit Agreements

We maintain a committed corporate credit facility and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2010 and 2009, there were no borrowings under our committed corporate credit facility. However, there were borrowings under the uncommitted facilities made by several of our international subsidiaries. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. The

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of December 31, 2010 and 2009 was approximately 5.0% and 4.0%, respectively. A summary of our credit facilities is presented below.

	December 31,
	2010				2009
	Total Facility	Amount Outstanding	Letters of Credit	Total Available	Total Facility	Amount Outstanding	Letters of Credit	Total Available
Committed credit agreement	$650.0	$0.0	$16.2	$633.8	$335.0	$0.0	$94.5	$240.5
Uncommitted credit agreements	$455.2	$114.8	$0.1	$340.3	$413.2	$93.4	$0.1	$319.7

In April 2010, we amended and restated our credit agreement originally dated as of July 18, 2008 (as amended and restated as of April 23, 2010, the “Credit Agreement”). The amendments increased commitments of the lenders to $650.0 from $335.0, added five new lenders and extended the Credit Agreement’s expiration to July 18, 2013. The Credit Agreement is a revolving facility under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $650.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.

Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. Based on our credit ratings as of December 31, 2010, the applicable margin is 1.25% for base rate advances and 2.25% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.25%. We also pay a facility fee at an annual rate of 0.75% on the aggregate lending commitment under the Credit Agreement.

The Credit Agreement includes covenants that, among other things, limit our liens and the liens of our consolidated subsidiaries and limit subsidiary debt. The Credit Agreement also contains covenants, that subject to certain exceptions, restrict us from making cash acquisitions, making capital expenditures, repurchasing our common stock and declaring or paying cash dividends on our common stock, in excess of an aggregate basket of $600.0 in any fiscal year, of which we may carry forward unused amounts of up to $200.0 to the next fiscal year, provided that (a) if we have a leverage ratio of greater than 2.75 to 1 at the end of any fiscal year, we may not carry forward unused amounts, and cash common stock dividends and net share repurchases not otherwise permitted will be restricted to $400.0 for the next fiscal year, and (b) if we have a leverage ratio of 2.75 to 1 or less at the end of any fiscal year, in the next fiscal year the aggregate basket will be $800.0 and cash common stock dividends and net share repurchases not otherwise permitted may not exceed $600.0. In addition, the aggregate basket in any fiscal year, but not the amount for cash common stock dividends and net share repurchases, may be increased, subject to certain limitations, by up to $100.0 of net cash proceeds from dispositions made during such fiscal year. The Credit Agreement also contains financial covenants.

We were in compliance with all applicable restrictive and financial covenants in the Credit Agreement as of December 31, 2010. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter listed below, the following financial covenants, as defined, for the four quarters then ended.

	Q4 2010		Q1 2011		Q2 2011		Q3 2011		Q4 2011		Q1 2012		Q2 2012		Q3 2012 & Thereafter
(i) Interest coverage ratio (not less than): [1]	4.00	x	4.25	x	4.50	x	5.00	x	5.00	x	5.50	x	5.50	x	5.75	x
(ii) Leverage ratio (not greater than): [2]	3.25	x	3.25	x	3.25	x	3.00	x	2.75	x	2.75	x	2.50	x	2.50	x
(iii) Minimum EBITDA (not less than):	$550.0		$550.0		$550.0		$550.0		$600.0		$600.0		$600.0		$600.0

1	An interest coverage ratio of EBITDA, as defined in the Credit Agreement, to net interest expense plus cash dividends on convertible preferred stock for the four quarters then ended.
2	A leverage ratio of debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

In December 2009, we entered into a letter of credit agreement (the “2009 LC Agreement”) to provide for the issuance of standby letters of credit denominated in Pound Sterling. The face amount of letters of credit outstanding under the 2009 LC Agreement is subject to an aggregate limit at any one time of £45.0 (equivalent as of December 31, 2010 to $69.2). In January 2010, we transferred letters of credit outstanding under the Credit Agreement to this facility to provide additional liquidity under the Credit Agreement. As of December 31, 2010 we did not have any letters of credit outstanding under the 2009 LC Agreement. We terminated the 2009 LC Agreement as of December 31, 2010 as we were no longer required to issue letters of credit associated with various projects in the United Kingdom.

Interest Rate Swaps

We may enter into interest rate swap agreements in order to maintain a mix of fixed and floating rate debt. In the third quarter of 2009, we entered into a series of interest rate swap agreements related to our 2014 Notes to effectively convert $250.0 notional amount of our $350.0 2014 Notes from fixed rate to floating rate debt. In February 2010, we terminated all of the interest rate swaps related to our 2014 Notes. We received a total of $5.4 in cash, which included accrued and unpaid interest. The related gain of $3.9 is being amortized as a reduction to interest expense over the remaining term of the notes, resulting in an annual effective interest rate of 6.0%.

Cash Poolings

We aggregate our net domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2010 and 2009 the amounts netted were $916.1 and $946.5, respectively.

Note 4:  Convertible Preferred Stock

In April 2010, we launched a tender offer to purchase for cash up to 370,000 shares (actual number) of our outstanding 525,000 shares (actual number) 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”). In May 2010, we purchased 303,526 shares (actual number) of our Series B Preferred Stock that were validly tendered for cash for an aggregate purchase price of $267.6. The aggregate purchase price was calculated as the number of shares tendered multiplied by the purchase price of $869.86 per share plus unpaid dividends of $1.9, which were prorated for the period the tendered shares were outstanding, and transaction costs directly associated with the repurchase. The carrying value of the tendered shares was $293.3 and was determined based on the number of shares tendered multiplied by the $1,000 per share liquidation preference less $10.2, which is the pro-rata amount of issuance costs associated with the original issuance of the preferred stock. A benefit of $25.7, representing the excess carrying value of the tendered shares over consideration from the repurchase, was recorded as an adjustment to additional paid-in capital. Moreover, we recorded an adjustment to additional paid-in capital of $10.2 for the pro-rata amount of issuance costs.

Each share of our Series B Preferred Stock has a liquidation preference of $1,000 per share and is convertible at the option of the holder at any time into 73.1904 shares of our common stock, subject to adjustment upon the occurrence of certain events, which represents a conversion price of $13.66. On or after October 15, 2010, each share of the Series B Preferred Stock may be converted at our option if the closing price of our common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference of $1,000 per share for 20 trading days during any consecutive 30 trading day period. Holders of the Series B Preferred Stock will be entitled to an adjustment to the conversion rate if they convert their shares in connection with a fundamental change satisfying certain specified conditions. The Series B Preferred Stock is junior to all of our existing and future debt obligations and senior to our common stock with respect to payments of dividends and rights upon liquidation, winding up or dissolution, to the extent of the liquidation preference of $1,000 per share.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

The terms of our Series B Preferred Stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on the Series B Preferred Stock have been or contemporaneously are declared and paid, or provision for the payment thereof has been made. We declared dividends of $52.50 per share, or $15.6, $27.6 and $27.6, on our Series B Preferred Stock during 2010, 2009 and 2008, respectively. Regular quarterly dividends, if declared, are $13.125 per share. Dividends on each share of Series B Preferred Stock are payable quarterly in cash or, if certain conditions are met, in common stock, at our option, on January 15, April 15, July 15 and October 15, or the next business date if these dates fall on the weekend or a holiday, of each year. Dividends on our Series B Preferred Stock are cumulative from the date of issuance and are payable on each payment date to the extent that we have assets that are legally available to pay dividends and our Board of Directors or an authorized committee of our Board declares a dividend payable.

The terms of the Series B Preferred Stock include an embedded derivative instrument, the fair value of which as of December 31, 2010 and 2009 was negligible. The Series B Preferred Stock is not considered a security with participation rights in earnings available to IPG common stockholders due to the contingent nature of the conversion feature of these securities.

Note 5:  Acquisitions

We continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets. Our acquisitions provide for an initial payment at the time of closing, and certain of these acquisitions include additional contingent purchase price payments based on the future performance of the acquired entity. In addition, we have entered into agreements that may require us to purchase additional equity interests in certain consolidated and unconsolidated subsidiaries. The amounts at which we record these transactions in our financial statements are based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors.

For acquisitions that were completed on or after January 1, 2009 we record deferred payment and redeemable noncontrolling interest amounts on our Consolidated Balance Sheets based on their acquisition date fair value. Deferred payments are adjusted quarterly based on their estimated fair value with any changes impacting operating income. Deferred payments are recorded on a discounted basis and the related accretion expense is recognized in operating income between the acquisition date and the deferred payment date. Redeemable noncontrolling interests are adjusted quarterly with any changes impacting additional paid-in capital. See Note 15 for further information on contingent acquisition obligations. For acquisitions completed prior to January 1, 2009 contingent acquisition obligations were not recorded on our Consolidated Balance Sheets until the obligation was satisfied and consideration was determinable and distributable. At that point, we recorded the fair value of this consideration as an additional cost of the acquired entity. Certain acquisitions contained deferred payments that were fixed and determinable on the acquisition date. In such cases, we recognized this consideration as an additional cost of the acquired entity on the acquisition date and recorded a liability for the future payment.

The following table presents changes in redeemable noncontrolling interests.

	Years ended December 31,
	2010	2009	2008
Balance at beginning of period	$277.8	$288.4	$101.2
Noncontrolling interest balance related to redeemable noncontrolling interests	1.5	2.5	11.7
Changes in redemption value of redeemable noncontrolling interests:
Additions	31.9	0.5	203.2
Redemptions and reclassifications	(30.1)	(5.3)	(17.1)
Redemption value adjustments [1]	10.1	(8.3)	(10.6)

Balance at end of period	$291.2	$277.8	$288.4

1	Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustment to the redemption value impacts additional paid-in capital, except adjustments as a result of currency translation.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

During 2010, we completed five acquisitions, of which four are included in the Integrated Agency Networks (“IAN”) operating segment and one is included in the Constituency Management Group (“CMG”) operating segment. The most significant were: a) Delaney Lund Knox Warren (“DLKW”), a premier full-service communications agency in the United Kingdom, for a total payment of approximately $43.0 in cash, and b) CuboCC, a new media and digital marketing service company in Brazil. During 2010, we recorded $63.3 of goodwill and intangible assets related to our acquisitions.

During 2009, we completed two acquisitions, all of which are included in the IAN operating segment.

During 2008, we completed ten acquisitions, of which nine are included in the IAN operating segment and one is included in the CMG operating segment. The most significant were: a) the remaining interests in an entertainment-marketing agency in North America in which we previously held a 40% interest, b) a digital advertising and communications agency in the United Kingdom, c) a marketing services agency in France, d) a 51% interest in a digital marketing agency in North America, and e) an additional 31.1% interest in a full-service advertising agency in the Middle East which increased our total interest in that agency to 51%.

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

The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We made stock payments of $1.0 related to acquisitions initiated during 2008. We did not make any stock payments related to acquisitions in 2009 or 2010. Details of cash paid for current and prior years’ acquisitions are listed below.

	Years ended December 31,
	2010	2009	2008
Cash paid for current year acquisitions:
Cost of investment	$47.1	$3.8	$104.2
Operating expense [1]	0.0	0.0	3.0
Cash paid for prior-year acquisitions:
Cost of investment	42.6	74.6	23.9
Operating expense [1]	3.0	0.0	0.0
Less: cash acquired	(3.1)	(0.1)	(22.1)

Total cash paid for acquisitions [2]	$89.6	$78.3	$109.0

1	Represents cash payments made that were contingent upon the future employment of the former owners of companies.
2	Includes payments of $24.7 and $5.9 for the years ended December 31, 2010 and 2009, respectively, relating to transactions with consolidated subsidiaries where we have increased our ownership interests, which are classified within the financing section of the Consolidated Statements of Cash Flows, rather than the investing section.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

Note 6:  Supplementary Data

Valuation and Qualifying Accounts – Allowance for Uncollectible Accounts Receivable

	Years ended December 31,
	2010	2009	2008
Balance at beginning of period	$66.0	$63.9	$61.8
Charges to costs and expenses	10.7	19.3	17.0
(Reversals) charges to other accounts [1]	(0.4)	(2.8)	7.4
Deductions:
Dispositions	(0.5)	(0.2)	(0.2)
Uncollectible accounts written off	(11.8)	(16.5)	(17.1)
Foreign currency translation adjustment	(0.9)	2.3	(5.0)

Balance at end of period	$63.1	$66.0	$63.9

1	Amounts primarily relate to allowance for doubtful accounts of acquired and newly consolidated companies.

Furniture, Equipment and Leasehold Improvements, net

	December 31,
	2010	2009
Furniture and equipment	$881.5	$886.2
Leasehold improvements	605.4	604.6
Land and buildings	114.5	118.4

	1,601.4	1,609.2
Less: accumulated depreciation	(1,147.1)	(1,119.1)

Total furniture, equipment and leasehold improvements, net	$454.3	$490.1

The total depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $129.0, $150.6 and $158.9, respectively.

Accrued Liabilities

	December 31,
	2010	2009
Media and production expenses	$2,332.2	$2,111.1
Salaries, benefits and related expenses	470.0	405.7
Office and related expenses	62.0	59.5
Acquisition obligations	63.5	16.6
Interest	41.5	46.6
Professional fees	24.6	20.4
Other	118.9	108.2

Total accrued liabilities	$3,112.7	$2,768.1

2004 Restatement Liabilities

As part of the 2004 Restatement, we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. As of December 31, 2010 and 2009, we had vendor discounts and credit liabilities of $82.5 and $106.4, respectively, related to the 2004 Restatement.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

Other Income, net

Results of operations include certain items which are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2010	2009	2008
Net loss on early extinguishment of debt	$(0.1)	$(25.1)	$0.0
Gains (losses) on sales of businesses and investments	4.3	10.2	(3.1)
Vendor discounts and credit adjustments	12.7	24.4	20.7
Litigation settlement	0.0	0.0	(12.0)
Other (expense) income, net	(4.0)	2.2	(2.5)

Total other income, net	$12.9	$11.7	$3.1

Net Loss on Early Extinguishment of Debt – During 2009, we recorded a net charge of $25.1 primarily related to the settlement of our tender offers for the 2009 Notes, the 2011 Notes and the 2010 Notes.

Sales of Businesses and Investments – This item primarily includes realized gains and losses relating to the sales of businesses, cumulative translation adjustment balances from the liquidation of entities and sales of marketable securities and investments in publicly traded and privately held companies in our Rabbi Trusts. During 2010, we recognized a gain relating to the sale of a business in the domestic market within our CMG segment, which was partially offset by a loss recognized relating to the sale of one our European businesses within our IAN segment. During 2009, we realized a gain of $15.2 related to the sale of an investment in our Rabbi Trusts, which was partially offset by losses realized from the sale of various businesses.

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

Supplemental Cash Flow Information

	Years ended December 31,
	2010	2009	2008
Cash paid for interest	$139.8	$138.6	$183.2
Cash paid for income taxes, net of $28.7, $55.0 and $12.9 of refunds in 2010, 2009 and 2008, respectively	87.3	57.3	104.4

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

Note 7:  Intangible Assets

Goodwill

Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill for our segments, IAN and CMG, for the years ended December 31, 2010 and 2009 are listed below.

	IAN	CMG	Total [1]
Balance as of December 31, 2008	$2,790.0	$430.9	$3,220.9
Current year acquisitions	5.2	0.0	5.2
Contingent and deferred payments for prior acquisitions	14.2	0.0	14.2
Other	76.2	4.5	80.7

Balance as of December 31, 2009	$2,885.6	$435.4	$3,321.0

Current year acquisitions	37.5	1.3	38.8
Contingent and deferred payments for prior acquisitions	34.4	0.7	35.1
Other	(10.6)	(15.8)	(26.4)

Balance as of December 31, 2010	$2,946.9	$421.6	$3,368.5

1	For all periods presented we have not recorded a goodwill impairment charge.

See Note 1 for information regarding our annual impairment methodology.

Other Intangible Assets

Included in other intangible assets are assets with indefinite lives not subject to amortization and assets with definite lives subject to amortization. Other intangible assets primarily include customer lists and trade names, which have definitive lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 7 and 15 years. Amortization expense for other intangible assets for the years ended December 31, 2010, 2009 and 2008 was $19.4, $19.3 and $14.4, respectively. The following table provides a summary of other intangible assets, which are included in other assets on our Consolidated Balance Sheets.

	December 31,
	2010			2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$147.0	$(69.0)	$78.0	$131.0	$(56.4)	$74.6
Trade names	45.1	(9.7)	35.4	39.2	(7.4)	31.8
Other	17.4	(7.7)	9.7	16.8	(6.4)	10.4

Total	$209.5	$(86.4)	$123.1	$187.0	$(70.2)	$116.8

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2010 is listed below.

	2011	2012	2013	2014	2015
Estimated amortization expense	$23.8	$23.5	$21.1	$17.3	$7.6

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

Note 8:  Income Taxes

The components of income before income taxes, equity earnings and the impact of noncontrolling interests are listed below.

	Years ended December 31,
	2010	2009	2008
Domestic	$216.2	$141.9	$241.3
Foreign	234.4	90.5	230.2

Total	$450.6	$232.4	$471.5

The provision for income taxes is listed below.

	Years ended December 31,
	2010	2009	2008
Federal income taxes (including foreign withholding taxes):
Current	$13.7	$(48.4)	$19.7
Deferred	60.2	38.7	78.8

	73.9	(9.7)	98.5

State and local income taxes:
Current	16.8	(6.1)	17.8
Deferred	(0.1)	40.1	13.1

	16.7	34.0	30.9

Foreign income taxes:
Current	84.8	55.4	67.2
Deferred	(4.1)	10.4	(40.0)

	80.7	65.8	27.2

Total	$171.3	$90.1	$156.6

A reconciliation of the effective income tax rate before equity earnings and the impact of noncontrolling interests as reflected in the Consolidated Statements of Operations to the U.S. federal statutory income tax rate are listed below.

	Years ended December 31,
	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Federal income tax provision at statutory rate	$157.7	$81.3	$165.0
State and local income taxes, net of federal income tax benefit	10.8	22.1	20.1
Impact of foreign operations, including withholding taxes	4.7	26.9	(0.9)
Change in net valuation allowance [1]	(2.4)	12.4	(48.0)
Increases (decreases) in unrecognized tax benefits, net	6.4	(57.9)	11.8
Stock based compensation	0.2	16.4	4.0
Other	(6.1)	(11.1)	4.6

Provision for income taxes	$171.3	$90.1	$156.6

Effective tax rate on operations	38.0%	38.8%	33.2%

1	Reflects changes in valuation allowance that impacted the effective tax rate for each year presented.

In 2010, our effective tax rate of 38.0% was positively impacted by reversals of valuation allowances in Canada and the United Kingdom. Our effective tax rate was negatively impacted by an increase in unrecognized tax benefits and the taxation of foreign operations, which included an income tax assessment in Latin America.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

The components of deferred tax assets are listed below.

	December 31,
	2010	2009
Postretirement/post-employment benefits	$34.5	$31.7
Deferred compensation	192.3	164.8
Pension costs	23.9	37.8
Basis differences in fixed assets	83.0	71.6
Rent	15.2	16.3
Interest	51.1	43.4
Accruals and reserves	42.0	51.2
Allowance for doubtful accounts	10.6	9.7
Basis differences in intangible assets	(263.3)	(241.1)
Investments in equity securities	5.3	5.8
Tax loss/tax credit carry forwards	621.5	605.5
Restructuring and other reorganization-related costs	2.7	5.4
Other	55.6	54.9

Total deferred tax assets, net	874.4	857.0
Valuation allowance	(508.1)	(425.5)

Net deferred tax assets	$366.3	$431.5

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

The change in the valuation allowance is listed below.

	Years ended December 31,
	2010	2009	2008
Balance at beginning of period	$425.5	$379.5	$481.6
Charged (reversed) to costs and expenses	92.3	24.7	(68.1)
(Reversed) charged to gross tax assets and other accounts	(9.7)	21.3	(34.0)

Balance at end of period	$508.1	$425.5	$379.5

In 2010, amounts charged to costs and expenses primarily relate to the establishment of a deferred tax asset and a corresponding valuation allowance for a Luxembourg tax loss carryforward, which will be first available for effective utilization in 2011. This resulted from restructuring due to a tax law change in Luxembourg. Amounts reversed to gross tax assets and other accounts relate primarily to the effect of foreign currency translation.

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

As of December 31, 2010, there are $52.9 of tax credit carryforwards that expire in periods beginning in 2011 and ending in 2013. There are also $1,727.8 of loss carryforwards, of which $431.6 are U.S. capital and tax loss carryforwards that expire in the years 2011 through 2029. The remaining $1,296.2 are non-U.S. tax loss carryforwards, of which $1,021.5 have unlimited carryforward periods and $274.7 have expiration periods from 2011 through 2029.

As of December 31, 2010 and December 31, 2009, we had $1,547.1 and $1,599.9, respectively, of undistributed earnings attributable to foreign subsidiaries. It is our intention to permanently reinvest undistributed earnings of our foreign subsidiaries. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are permanently reinvested outside the U.S. It is not practicable to determine the amount of unrecognized deferred tax liability associated with these temporary differences.

The table below summarizes the activity related to our unrecognized tax benefits.

	December 31,
	2010	2009	2008
Balance at beginning of period	$160.5	$174.9	$160.9
Increases as a result of tax positions taken during a prior year	4.6	7.8	22.8
Decreases as a result of tax positions taken during a prior year	(28.1)	(50.9)	(21.3)
Settlements with taxing authorities	(10.2)	0.0	(4.5)
Lapse of statutes of limitation	(0.6)	(5.0)	(1.7)
Increases as a result of tax positions taken during the current year	20.5	33.7	18.7

Balance at end of period	$146.7	$160.5	$174.9

Included in the total amount of unrecognized tax benefits of $146.7 as of December 31, 2010, is $145.7 of tax benefits that, if recognized, would impact the effective tax rate. The total amount of accrued interest and penalties as of December 31, 2010 and 2009 is $11.9 and $16.9, respectively, of which a benefit of $5.0 and $16.4 is included in the 2010 and 2009 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in the Consolidated Statements of Operations.

In December 2010, we effectively settled with the United Kingdom tax authorities for the 2007 and 2008 tax years. The settlement resulted in no cash payment.

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

With respect to all tax years open to examination by U.S. federal and various state, local, and non-U.S. tax authorities, we currently anticipate that the total unrecognized tax benefits will decrease by an amount between $20.0 and $30.0 in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statute of limitations. This net decrease is related to various items of income and expense, primarily transfer pricing adjustments.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

We are effectively settled with respect to U.S. income tax audits for years prior to 2007. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 1999, or non-U.S. income tax audits for years prior to 2000.

Note 9:  Restructuring and Other Reorganization-Related Charges, net

The components of restructuring and other reorganization-related charges, net are listed below.

	Years ended December 31,
	2010	2009	2008
Restructuring charges (reversals), net:
Lease termination and other exit costs	$1.0	$(0.1)	$5.2
Severance and termination costs	(0.3)	(0.3)	0.6

	0.7	(0.4)	5.8
Other reorganization-related charges, net	3.2	5.0	11.3

Total restructuring and other reorganization-related charges, net	$3.9	$4.6	$17.1

Restructuring Charges (Reversals), net

Restructuring charges (reversals), net relate to the 2003 and 2001 restructuring programs and a restructuring program entered into at Lowe during the third quarter of 2007. Included in these net charges (reversals) are adjustments primarily resulting from changes in management’s estimates relating to sublease rental income assumptions, prior severance and termination related actions and accelerated leasehold amortization.

The 2007 program was initiated to realign resources with our strategic business objectives within Lowe as a result of changes in the business environment. The 2003 program was initiated in response to softness in demand for advertising and marketing services. The 2001 program was initiated following the acquisition of True North Communications Inc. and was designed to integrate the acquisition and improve productivity. Since their inception, total net charges for the 2007, 2003 and 2001 programs were $23.0, $221.6 and $641.6, respectively. Substantially all activities under the 2007, 2003 and 2001 programs have been completed.

Net restructuring charges for the year ended December 31, 2010 were comprised of net charges of $1.5 at CMG, partially offset by net reversals of $0.8 at IAN. Net restructuring reversals for the year ended December 31, 2009 were comprised of net reversals of $1.0 at IAN, partially offset by net charges of $0.6 at CMG. Net restructuring charges for the year ended December 31, 2008 were comprised of net charges of $4.2 at IAN and $1.6 at CMG.

As of December 31, 2010, the remaining liability for the 2007, 2003 and 2001 restructuring programs was $0.0, $2.4 and $4.8, respectively.

Other Reorganization-Related Charges, net

Other reorganization-related charges, net primarily relate to the integration of our recent acquisition of DLKW into our Lowe London operations in 2010, the alignment of Deutsch and Lowe in 2009 and the realignment of our media businesses into a management entity called Mediabrands in 2008. Charges relate to severance and terminations costs and lease termination and other exit costs for these activities. The actions associated with the integration of DLKW, the alignment of Deutsch and Lowe, and the establishment of Mediabrands are complete.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

Note 10:  Accumulated Other Comprehensive Loss, net of tax

The components of accumulated other comprehensive loss, net of tax are listed below. All items are listed net of tax.

	December 31,
	2010	2009
Foreign currency translation adjustment	$(51.3)	$(85.3)
Net unrealized holding losses on securities	0.0	(0.4)
Unrecognized losses, transition obligation and prior service cost	(67.7)	(90.9)

Accumulated other comprehensive loss, net of tax	$(119.0)	$(176.6)

Note 11:  Incentive Compensation Plans

2009 Performance Incentive Plan

We issue stock and cash-based incentive awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders. In May 2009, our shareholders approved the 2009 Performance Incentive Plan (the “2009 PIP”), which replaced the 2006 Performance Incentive Plan (the “2006 PIP”) and previous incentive plans. The number of shares of common stock initially available for granting new stock options and stock appreciation rights under the 2009 PIP was 8.1. The number of shares of common stock initially available for performance-based awards and other stock-based awards under the 2009 PIP was 26.5. Subject to the terms of the 2009 PIP, there are limits on the number of shares that may be awarded to any one participant for each type of award. The vesting period of awards granted is generally commensurate with the requisite service period. We generally issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards.

Additionally, under the amended 2006 PIP and the 2009 PIP, we are able to grant performance cash awards. The performance cash awards are granted to certain employees who otherwise would have been eligible to receive performance-based stock awards. These awards have a service period vesting condition and a performance vesting condition. The amount of the performance cash award received by an employee with a performance vesting condition can range from 0% to 200% of the target amount of the original grant value. Performance cash awards generally vest in three years. A committee of the Board of Directors may grant performance cash awards to any eligible employee; however, no employee can receive more than $6.0 during a performance period. Performance cash awards may be settled in shares on the vest date. The number of shares to be settled on the vesting date will be calculated as the cash value adjusted for performance divided by our stock price on the vesting date.

The amount of stock-based compensation expense as reflected in salaries and related expenses in our Consolidated Statement of Operations, and the related tax benefit are listed below.

	Years ended December 31,
	2010	2009	2008
Stock options	$7.4	$10.2	$9.0
Stock-settled awards	32.7	34.2	44.1
Cash-settled awards	10.9	9.3	0.7
Performance-based awards	11.0	6.4	26.8
Employee stock purchase plan	0.5	0.7	0.8
Other [1]	4.3	1.5	1.3

Stock-based compensation expense	$66.8	$62.3	$82.7
Tax benefit	$22.1	$21.5	$32.0

1	Represents charges recorded for severance expense related to stock-based compensation awards.

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

The following tables are a summary of stock option activity during 2010.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2010	25.0	$16.39
Granted	0.5	8.42
Exercised	(0.5)	9.31
Cancelled/expired	(2.7)	32.43
Forfeited	(0.1)	5.18

Stock options outstanding as of December 31, 2010	22.2	14.43	4.6	$32.9
Stock options vested and expected to vest as of December 31, 2010	21.0	14.86	4.5	$28.3
Stock options exercisable as of December 31, 2010	15.7	17.61	3.3	$7.1

	Options	Weighted- Average Grant Date Fair Value (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Non-vested as of January 1, 2010	8.5	$3.60
Granted	0.5	3.88
Vested	(2.4)	4.27
Forfeited	(0.1)	2.98

Non-vested as of December 31, 2010	6.5	3.38	7.7	$25.8

There were 0.5 stock options exercised in 2010 and there were no stock options exercised in 2009 and 2008. The total intrinsic value of stock options exercised during 2010 was $0.6. The cash received from the stock options exercised in 2010 was $4.8. As of December 31, 2010 there was $10.7 of total unrecognized compensation expense related to non-vested stock options granted, which is expected to be recognized over a weighted-average period of 1.8 years.

We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and our results of operations could be materially impacted. The weighted-average grant-date fair value per option during the years ended December 31, 2010, 2009 and 2008 was $3.88, $2.69, and $4.07, respectively.

The fair value of each option grant has been estimated with the following weighted-average assumptions.

	Years ended December 31,
	2010	2009	2008
Expected volatility [1]	42.2%	68.3%	36.6%
Expected term (years) [2]	6.5	6.8	6.1
Risk free interest rate [3]	3.0%	2.5%	3.5%
Expected dividend yield [4]	0.0%	0.0%	0.0%

1

The expected volatility used to estimate the fair value of stock options awarded is based on a blend of: (i) historical volatility of our common stock for periods equal to the expected term of our stock options and (ii) implied volatility of tradable forward put and call options to purchase and sell shares of our common stock.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

2

The estimate of our expected term is based on the average of (i) an assumption that all outstanding options are exercised upon achieving their full vesting date and (ii) an assumption that all outstanding options will be exercised at the midpoint between the current date (i.e., the date awards have ratably vested through) and their full contractual term. In determining the estimate, we considered several factors, including the historical option exercise behavior of our employees and the terms and vesting periods of the options.

3	The risk free rate is determined using the implied yield currently available for zero-coupon U.S. government issuers with a remaining term equal to the expected term of the options.
4	No dividend yield was assumed because we did not pay cash dividends on our common stock for any of the periods presented. See Note 18 for further information.

Stock-Based Compensation

We grant other stock-based compensation awards such as stock-settled awards, cash-settled awards and performance-based awards (settled in cash or shares) to certain key employees. The number of shares or units received by an employee for performance-based awards depends on Company performance against specific performance targets and could range from 0% to 200% of the target amount of shares originally granted. Incentive awards are subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The fair value of the shares on the grant date is amortized over the vesting period, which is generally three years. Upon completion of the vesting period for cash-settled awards, the grantee is entitled to receive a payment in cash based on the fair market value of the corresponding number of shares of common stock. No monetary consideration is paid by a recipient for any incentive award. The fair value of cash-settled awards is adjusted each quarter based on our share price. The holders of cash-settled and performance-based awards have no ownership interest in the underlying shares of common stock until the awards vest and the shares of common stock are issued.

Stock-based compensation awards expected to be settled in cash have been classified as liabilities in the Consolidated Balance Sheets as of December 31, 2010 and 2009.

	Years ended December 31,
	2010	2009	2008
Stock-Settled Awards:
Awards granted	3.7	7.8	6.4
Weighted-average grant-date fair value (per award)	$8.47	$4.21	$9.46
Total fair value of vested awards distributed	$36.4	$23.8	$31.1
Cash-Settled Awards:
Awards granted	0.6	1.4	1.3
Weighted-average grant-date fair value (per award)	$8.50	$4.43	$9.27
Total fair value of vested awards distributed	$4.8	$7.5	$9.2
Performance-Based Awards:
Awards granted	0.1	1.7	3.7
Weighted-average grant-date fair value (per award)	$11.02	$6.25	$9.49
Total fair value of vested awards distributed	$4.6	$29.4	$15.8

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

A summary of the activity of our non-vested stock-settled awards, cash-settled awards, and performance-based awards during 2010 is presented below (performance-based awards are shown at 100% of the shares originally granted).

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2010	16.9	$7.55	3.2	$7.62	6.8	$9.62
Granted	3.7	8.47	0.6	8.50	0.1	11.02
Vested	(4.4)	10.09	(0.6)	10.93	(0.6)	10.92
Forfeited	(1.2)	8.50	(0.5)	6.93	(2.7)	11.11

Non-vested as of December 31, 2010	15.0	6.96	2.7	7.14	3.6	8.38

Total unrecognized compensation expense remaining	$36.4		$11.4		$8.6

Weighted-average years expected to be recognized over	1.3		1.2		1.1

During the first quarter of 2010, additional performance cash awards of $19.0 were awarded under the 2009 PIP and will be settled in shares upon vesting, which is three years from the grant date. As of December 31, 2010, due to the 2010 performance, there was $18.8 of total unrecognized compensation expense related to these awards, which is expected to be recognized over a remaining weighted-average period of 2.3 years.

In conjunction with our annual grant of long-term incentive compensation awards, we review our estimates and assumptions. There were no changes made during 2010. In 2009, there was an increase to our estimated forfeiture rate, as our review of our actual forfeitures indicated a higher level of forfeitures than previously assumed.

2009 Restricted Cash Plan

In March 2009 the Compensation Committee approved the Interpublic Restricted Cash Plan (the “Cash Plan”). Under the Cash Plan, the Board of Directors, the Compensation Committee or the Plan Administrator may grant cash awards to certain employees eligible to receive stock-settled and cash-settled awards. Cash awards, when granted, have a service period vesting condition and generally vest in three years.

Cash Awards

During the years ended December 31, 2010 and 2009, the Compensation Committee granted cash awards under the Cash Plan with a total target value of $31.6 and $28.4, respectively, and we recognized $12.8 and $4.5, respectively, in salaries and related expenses in our Consolidated Statement of Operations.

During the years ended December 31, 2010 and 2009, the Compensation Committee granted performance awards to be settled in cash under the 2009 PIP with a total target value of $18.5 and $31.7, respectively, and we recognized $11.4 and $3.9, respectively, in salaries and related expenses in our Consolidated Statement of Operations.

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

Employee Stock Purchase Plans

The Interpublic Group of Companies Employee Stock Purchase Plan (2006) (the “2006 Plan”) became active April 1, 2007. Under the 2006 Plan, eligible employees may purchase our common stock through payroll deductions not exceeding

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

10% of their eligible compensation or 900 (actual number) shares each offering period. The price an employee pays for a share of common stock under the 2006 Plan is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 15.0 shares are reserved for issuance under the 2006 Plan, of which 1.7 shares have been issued through December 31, 2010.

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

There were no changes to our valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during 2010 as compared to the prior year. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2010				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,744.4	$0.0	$0.0	$1,744.4	Cash and cash equivalents
Short-term marketable securities	13.7	0.0	0.0	13.7	Marketable securities
Long-term investments	1.3	13.8	0.0	15.1	Other assets

Total	$1,759.4	$13.8	$0.0	$1,773.2

As a percentage of total assets	13.5%	0.1%	0.0%	13.6%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$52.0	$52.0

	December 31, 2009				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,678.2	$0.0	$0.0	$1,678.2	Cash and cash equivalents
Short-term marketable securities	10.9	0.0	0.0	10.9	Marketable securities
Long-term investments	1.3	13.8	0.0	15.1	Other assets
Interest rate swap agreements [2]	0.0	1.4	0.0	1.4	Other assets
Foreign currency derivatives [3]	0.0	0.0	0.6	0.6	Other assets

Total	$1,690.4	$15.2	$0.6	$1,706.2

As a percentage of total assets	13.8%	0.1%	0.0%	13.9%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$47.8	$47.8

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

1	Relates to unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligation was based upon the amount payable as if the forward contracts were settled. The amount redeemable within the next twelve months is classified in accrued liabilities; any interests redeemable thereafter are classified in other non-current liabilities.
2	Our interest rate swap agreements were fair value hedges whose fair value was derived from the present value of future cash flows using valuation models that were based on readily observable market data such as interest rates and yield curves. In February 2010, we terminated all of our interest rate swap agreements.
3	Fair value is derived from changes in market value of obligations denominated in foreign currency based on an internal valuation model.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

	Year ended December 31, 2010		Year ended December 31, 2009
	Assets	Liabilities	Assets		Liabilities
	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests	Auction-rate securities	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests
Balance at beginning of period	$0.6	$47.8	$6.7	$0.8	$21.6
Level 3 (reductions) additions	0.0	(0.2)	(6.3)	0.0	22.5
Realized losses included in net income	(0.6)	(4.4)	(0.4)	(0.2)	(3.7)

Balance at end of period	$0.0	$52.0	$0.0	$0.6	$47.8

Level 3 reductions relate to payments made related to unconditional obligations to purchase additional equity interests in previous acquisitions for cash. Additionally, in 2009, we sold our entire position in asset-backed auction-rate securities. Level 3 additions relate to unconditional obligations to purchase additional equity interests in previous acquisitions for cash in future periods. Realized losses included in net income for foreign currency derivatives and auction-rate securities are reported as a component of other income, net in the Consolidated Statements of Operations. Realized losses included in net income for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the Consolidated Statements of Operations.

Gross unrealized and realized gains and losses for our long-term investments and short-term marketable securities are listed below.

	Years ended December 31,
	2010	2009	2008
Reported in comprehensive income
Unrealized gains	$0.5	$0.9	$0.3
Unrealized losses	0.0	0.5	7.4
Reported in other income, net
Realized gains	$0.2	$1.0	$0.4
Realized losses	0.0	0.6	3.4

Note 13: Employee Benefits

Pension Plans

We have a defined benefit pension plan (the “Domestic Plan”) that consists of approximately 4,300 participants and has been closed to new participants since March 31, 1998. We also have numerous plans outside the U.S., some of which are funded, while others provide payments at the time of retirement or termination under applicable labor laws or agreements. The Interpublic Pension Plan in the U.K. (the “U.K. Pension Plan”) is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Differences between the aggregate balance sheet amounts listed in the tables below and the totals reported in our Consolidated Balance Sheets and our Consolidated Statements of Stockholders’ Equity and Comprehensive Income relate to the non-material foreign plans.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

Postretirement Benefit Plans

Some of our domestic subsidiaries provide postretirement health benefits and postretirement life insurance to eligible employees and, in certain cases, their dependents. These plans consist of approximately 2,800 participants and are closed to new participants. Our postretirement health benefits plans are unfunded, and we pay claims as presented by the plans’ administrator. The postretirement life insurance plan is insured, and we pay premiums to the plan administrator.

Pension and Postretirement Benefit Obligation

The change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the domestic pension plans, the principal foreign pension plans and the postretirement benefit plans are listed below.

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans

December 31,	2010	2009	2010	2009	2010	2009
Benefit Obligation
Projected benefit obligation as of January 1	$139.6	$140.5	$464.0	$414.3	$55.1	$57.5
Service cost	0.0	0.0	9.7	11.7	0.3	0.4
Interest cost	7.3	8.0	22.8	23.2	2.8	3.1
Benefits paid	(16.6)	(11.9)	(21.1)	(22.5)	(7.0)	(6.3)
Plan participant contributions	0.0	0.0	0.7	2.2	1.5	1.7
Actuarial losses (gains)	0.6	4.5	(2.3)	8.8	(0.9)	(1.4)
Curtailments and settlements	0.0	(1.5)	(12.2)	(17.7)	0.0	0.0
Foreign currency effect	0.0	0.0	(15.1)	33.4	0.0	0.0
Other	0.0	0.0	(15.4)	10.6	0.0	0.1

Projected benefit obligation as of December 31	$130.9	$139.6	$431.1	$464.0	$51.8	$55.1

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$91.1	$95.8	$300.2	$254.4	$0.0	$0.0
Actual return on plan assets	11.2	8.6	28.3	24.6	0.0	0.0
Employer contributions	9.6	0.1	28.1	31.9	5.5	5.0
Plan participant contributions	0.0	0.0	0.7	2.2	1.5	1.7
Benefits paid	(16.6)	(11.9)	(21.1)	(22.5)	(7.0)	(6.7)
Settlements	0.0	(1.5)	(12.2)	(17.3)	0.0	0.0
Foreign currency effect	0.0	0.0	(7.4)	25.9	0.0	0.0
Other	0.0	0.0	(4.5)	1.0	0.0	0.0

Fair value of plan assets as of December 31	$95.3	$91.1	$312.1	$300.2	$0.0	$0.0

Funded status of the plans at December 31	$(35.6)	$(48.5)	$(119.0)	$(163.8)	$(51.8)	$(55.1)

	Domestic Pension Plans		Foreign Pension Plans		Postretirement Benefit Plans
December 31,	2010	2009	2010	2009	2010	2009
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$2.7	$8.1	$6.6	$0.0	$0.0
Current liability	0.0	0.0	(9.3)	(10.3)	(4.5)	(5.3)
Non-current liability	(35.6)	(51.2)	(117.8)	(160.1)	(47.3)	(49.8)

Net liability recognized	$(35.6)	$(48.5)	$(119.0)	$(163.8)	$(51.8)	$(55.1)

Accumulated benefit obligation	$130.9	$139.6	$408.8	$438.0

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss	$55.5	$67.7	$32.3	$50.6	$5.7	$6.6
Prior service cost (credit)	0.1	0.1	1.6	2.3	(0.4)	(0.5)
Transition obligation	0.0	0.0	0.0	0.1	0.3	0.5

Total amount recognized	$55.6	$67.8	$33.9	$53.0	$5.6	$6.6

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

In 2011, we estimate that we will recognize $6.9, $0.7 and $0.1 of net actuarial losses from accumulated other comprehensive loss, net to net periodic cost related to our domestic pension, foreign pension and postretirement benefit plans, respectively.

	Domestic Pension Plans		Foreign Pension Plans
December 31,	2010	2009	2010	2009
Pension plans with underfunded or unfunded accumulated benefit obligation
Aggregate projected benefit obligation	$130.9	$130.1	$411.5	$448.5
Aggregate accumulated benefit obligation	130.9	130.1	394.4	427.2
Aggregate fair value of plan assets	95.3	78.9	285.7	278.5

Net Periodic Cost

The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plans			Foreign Pension Plans			Postretirement Benefit Plans
Years ended December 31,	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost	$0.0	$0.0	$0.0	$9.7	$11.7	$13.3	$0.3	$0.4	$0.4
Interest cost	7.3	8.0	8.4	22.8	23.2	26.4	2.8	3.1	3.2
Expected return on plan assets	(7.0)	(7.4)	(10.4)	(17.0)	(13.7)	(23.9)	0.0	0.0	0.0
Curtailment and settlement losses (gains)	0.0	0.0	0.1	1.4	2.5	(1.0)	0.0	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.0	0.0	0.2	0.1	0.2
Prior service cost (credit)	0.0	0.1	0.0	0.2	0.2	0.3	(0.1)	(0.1)	(0.1)
Unrecognized actuarial losses	8.6	9.8	5.7	1.9	2.3	0.7	0.0	0.0	0.0

Net periodic cost	$8.9	$10.5	$3.8	$19.0	$26.2	$15.8	$3.2	$3.5	$3.7

Assumptions

	Domestic Pension Plans			Foreign Pension Plans			Postretirement Benefit Plans
Years ended December 31,	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net periodic cost
Discount rate	5.51%	6.01%	5.89%	5.50%	5.54%	5.31%	5.50%	6.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A	4.43%	4.41%	3.79%	N/A	N/A	N/A
Expected return on plan assets	7.49%	8.16%	8.15%	5.84%	5.05%	6.95%	N/A	N/A	N/A
Benefit obligation
Discount rate	5.50%	5.53%	6.01%	5.45%	5.51%	5.38%	5.50%	5.50%	6.00%
Rate of compensation increase	N/A	N/A	N/A	4.34%	4.43%	3.38%	N/A	N/A	N/A
Healthcare cost trend rate assumed for next year
Initial rate (weighted-average)							8.50%	8.00%	8.50%
Year ultimate rate is reached							2017	2015	2015
Ultimate rate							5.50%	5.50%	5.50%

Discount Rates – We determined our discount rates based on a bond-yield curve approach which uses discount rate models that apply a consistent methodology to constructing a universe of high-quality AA-rated corporate bonds. Utilizing each country's bond universe, AA spot rate yield curves are derived, and the plans' cash flows are applied to those spot rate yield curves to calculate a discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate. The average duration of our domestic pension and postretirement benefit obligations were 9 years as of December 31, 2010.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

On December 31, 2010 we changed from using a bond-yield curve approach, as described above, to a bond selection/settlement approach for our domestic pension and postretirement plans, as well as for our foreign pension plans located in the United Kingdom. We believe the new approach provides a better estimate of the discount rate because it reflects the approach the company would use if actually acquiring a portfolio of bonds to immunize, or effectively settle our obligation. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of AA-rated corporate bonds appropriate to provide for the projected benefit payments. For our domestic plans, this change in our discount rate selection process resulted in a decrease to our pension and postretirement obligation of $8.6 and an increase to other comprehensive income of $5.0, net of tax. For our foreign plans, this change resulted in a decrease of $18.3 to our pension obligation and an increase to other comprehensive income of $18.3, net of tax. This change did not impact our pension and postretirement benefit costs for 2010. We do not expect that this change will have a significant impact to our consolidated results of operations in future years.

Expected Return on Assets – Our expected rate of return is determined at the beginning of each year and considers asset class index returns over various market and economic conditions, current and expected market conditions, risk premiums associated with asset classes and long-term inflation rates. We determine both a short-term and long-term view and then select a long-term rate of return assumption that matches the duration of our liabilities.

Fair Value of Pension Plan Assets

The following table presents the fair value of our domestic and foreign pension plan assets as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 12 for a description of the fair value hierarchy.

	December 31, 2010				December 31, 2009
Asset Class	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investment funds	$19.5	$289.1	$53.9	$362.5	$22.3	$279.0	$38.6	$339.9
Insurance contracts	0.0	25.1	0.0	25.1	0.0	31.3	0.0	31.3
Other	13.3	3.2	3.3	19.8	14.9	0.0	5.2	20.1

Total	$32.8	$317.4	$57.2	$407.4	$37.2	$310.3	$43.8	$391.3

Investment funds include mutual funds, common/collective trusts, hedge funds and other commingled assets that are invested in equity and fixed income securities. Mutual funds, which are publicly traded, are primarily valued using recently reported sales prices. Other investment funds, which are not publicly traded, are valued based on the net asset value of shares held by the plan at year end, which reflects the fair value of the underlying investments. Insurance contracts are valued based on cash surrender value of the contract. Other investments primarily include cash and cash equivalents, equity securities, fixed income securities such as government and investment-grade corporate bonds, and investments in limited partnerships.

The following table presents additional information about domestic and foreign pension plan assets for which we utilize Level 3 inputs to determine fair value.

	Year ended December 31, 2010			Year ended December 31, 2009
	Investment Funds	Other	Total	Investment Funds	Other	Total
Balance at beginning of period	$38.6	$5.2	$43.8	$43.1	$5.3	$48.4
Actual return on assets:
Assets sold during the year	(0.4)	(0.2)	(0.6)	0.1	0.1	0.2
Assets still held at year end	6.5	0.2	6.7	0.1	0.7	0.8
Net purchases, sales and settlements	3.0	(1.5)	1.5	(4.7)	(0.9)	(5.6)
Transfers in/out of Level 3	6.2	(0.4)	5.8	0.0	0.0	0.0

Balance at end of period	$53.9	$3.3	$57.2	$38.6	$5.2	$43.8

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

Asset Allocation

The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2010, target asset allocations for 2011 as well as actual asset allocations are listed below.

			December 31,
	2011 Target Allocation		Domestic		Foreign
Asset Class	Domestic	Foreign	2010	2009	2010	2009
Equity securities	37%	24%	36%	30%	23%	20%
Fixed income securities	45%	43%	42%	37%	49%	48%
Real estate	5%	4%	5%	6%	2%	1%
Other	13%	29%	17%	27%	26%	31%

Total	100%	100%	100%	100%	100%	100%

Cash Flows

For 2011, we expect to contribute $12.1 and $22.8 to our domestic and foreign pension plans, respectively. During 2010, we contributed $9.6 and $28.1 to our domestic and foreign pension plans, respectively. The following estimated future benefit payments, which reflect future service, as appropriate, are expected to be paid in the years indicated below.

Years	Domestic Pension Plans	Foreign Pension Plans	Postretirement Benefit Plans
2011	$11.3	$22.9	$5.0
2012	10.9	23.7	5.0
2013	10.8	24.4	4.8
2014	10.2	27.5	4.7
2015	10.3	28.0	4.5
2016 - 2020	46.8	149.4	21.2

The estimated future payments for our postretirement benefit plans are before any estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to range from $0.6 in 2011 to $0.7 in 2015 and are estimated to be $1.9 for the period 2016-2020.

Savings Plans

We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allows participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2010, 2009 and 2008 were $34.3, $35.1 and $29.6, respectively. Expense includes a discretionary Company contribution of $3.6, $3.8 and $4.0 offset by participant forfeitures of $2.4, $2.7 and $7.8 in 2010, 2009 and 2008, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $26.2, $25.0 and $28.7 to these plans in 2010, 2009 and 2008, respectively.

Deferred Compensation and Benefit Arrangements

We have deferred compensation arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation, or (ii) require us to contribute an amount to the participant’s account. The arrangements typically provide that the participant will receive the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service or upon retirement or termination. As of December 31, 2010 and 2009, the deferred compensation liability balance was $104.2 and $100.3, respectively. Amounts expensed for deferred compensation arrangements in 2010, 2009 and 2008 were $14.1, $11.6 and $5.7, respectively.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

We have deferred benefit arrangements with certain key officers and employees that provide participants with an annual payment, payable when the participant attains a certain age and after the participant’s employment has terminated. The deferred benefit liability was $177.1 and $178.2 as of December 31, 2010 and 2009, respectively. Amounts expensed for deferred benefit arrangements in 2010, 2009 and 2008 were $12.9, $12.0 and $14.9, respectively.

We have purchased life insurance policies on participants’ lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2010 and 2009, the cash surrender value of these policies was $123.2 and $119.4, respectively. In addition to the life insurance policies, certain investments are held for the purpose of paying the deferred compensation and deferred benefit liabilities. These investments, along with the life insurance policies, are held in a separate revocable trust for the purpose of paying the deferred compensation and the deferred benefit arrangement liabilities. As of December 31, 2010 and 2009, the value of such investments in the trust was $16.5 and $34.8, respectively. The short-term investments are included in cash and cash equivalents, and the long-term investments and cash surrender value of the policies are included in other assets.

Long-Term Disability Plan

We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties during the first 24 months of disability. Income replacement benefits are continued thereafter if the participant is unable to perform any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2010 and 2009. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to age 65 and as such, we have recorded an obligation of $10.2 and $6.3 as of December 31, 2010 and 2009, respectively.

Note 14:  Segment Information

As of December 31, 2010, we have two reportable segments: IAN, which is comprised of McCann Worldgroup, Draftfcb, Lowe, Mediabrands and our domestic integrated agencies, and CMG, which is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group.

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

CMG, which includes Weber Shandwick, FutureBrand, DeVries, GolinHarris, Jack Morton, and Octagon Worldwide, provides clients with diversified services, including public relations, meeting and event production, sports and entertainment marketing, corporate and brand identity and strategic marketing consulting. CMG shares some similarities with service lines offered by IAN; however, on an aggregate basis, CMG has a higher proportion of arrangements for which they act as principal, a different distribution model than IAN and different margin structure.

The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income, excluding the impact of restructuring and other reorganization-related charges, net and long-lived asset impairment and other charges, if applicable. With the exception of excluding these amounts from reportable segment operating income, all segments follow the same accounting policies as those described in Note 1.

Certain corporate and other charges are reported as a separate line item within total segment operating income and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentive awards, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of these expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Summarized financial information concerning our reportable segments is shown in the table below.

	Years ended December 31,
	2010	2009	2008
Revenue:
IAN	$5,518.0	$5,112.5	$5,870.7
CMG	1,013.9	915.1	1,092.0

Total	$6,531.9	$6,027.6	$6,962.7

Segment operating income:
IAN	$619.3	$425.9	$690.8
CMG	78.6	70.6	86.6
Corporate and other	(145.3)	(150.6)	(170.6)

Total	552.6	345.9	606.8

Restructuring and other reorganization-related charges, net	(3.9)	(4.6)	(17.1)
Interest expense	(139.7)	(155.6)	(211.9)
Interest income	28.7	35.0	90.6
Other income, net	12.9	11.7	3.1

Income before income taxes	$450.6	$232.4	$471.5

Depreciation and amortization of fixed assets and intangible assets:
IAN	$117.3	$132.3	$132.9
CMG	13.6	14.3	15.7
Corporate and other	17.5	23.3	24.7

Total	$148.4	$169.9	$173.3

Capital expenditures:
IAN	$83.5	$50.0	$112.5
CMG	6.9	5.7	13.5
Corporate and other	5.9	11.4	12.4

Total	$96.3	$67.1	$138.4

	December 31,
	2010	2009
Total assets:
IAN	$10,553.6	$9,763.9
CMG	858.6	897.8
Corporate and other	1,658.6	1,601.4

Total	$13,070.8	$12,263.1

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

Revenue and long-lived assets, excluding intangible assets, are presented by major geographic area in the table below.

	Revenue			Long-Lived Assets
	Years ended December 31,			December 31,
	2010	2009	2008	2010	2009
Domestic	$3,709.5	$3,372.3	$3,786.3	$480.6	$489.2

International:
United Kingdom	469.6	458.5	612.9	47.4	49.6
Continental Europe	863.2	922.2	1,150.4	85.2	98.1
Asia Pacific	639.8	575.4	657.3	82.1	76.0
Latin America	388.3	307.3	353.4	57.8	36.8
Other	461.5	391.9	402.4	38.4	39.4

Total international	2,822.4	2,655.3	3,176.4	310.9	299.9

Total consolidated	$6,531.9	$6,027.6	$6,962.7	$791.5	$789.1

Revenue is primarily attributed to geographic areas based on where the services are performed. Furniture, equipment and leasehold improvements are allocated based upon physical location. Other assets and investments are allocated based on the location of the related operations.

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

	Years ended December 31,
	2010	2009	2008
Gross rent expense	$365.2	$391.5	$389.4
Third-party sublease rental income	(20.0)	(26.8)	(24.9)

Net rent expense	$345.2	$364.7	$364.5

Cash amounts for future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are listed in the table below.

Period	Rent Obligations	Sublease Rental Income	Net Rent
2011	$322.1	$(34.2)	$287.9
2012	269.0	(26.8)	242.2
2013	230.9	(24.1)	206.8
2014	181.3	(12.4)	168.9
2015	148.1	(5.6)	142.5
Thereafter	509.0	(1.5)	507.5

Total	$1,660.4	$(104.6)	$1,555.8

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

Guarantees

We have guarantees of certain obligations of our subsidiaries relating principally to credit facilities, certain media payables and operating leases of certain subsidiaries. The amount of parent company guarantees on lease obligations was $376.8 and $394.9 as of December 31, 2010 and 2009, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $395.0 and $374.4 as of December 31, 2010 and 2009, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2010, there are no material assets pledged as security for such parent company guarantees.

Contingent Acquisition Obligations

The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2010. The estimated amounts listed would be paid in the event of exercise at the earliest exercise date. See Note 5 for further information relating to the payment structure of our acquisitions. All payments are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress.

	2011	2012	2013	2014	2015	Thereafter	Total
Deferred acquisition payments	$62.7	$2.5	$1.8	$4.1	$0.4	$1.6	$73.1
Redeemable noncontrolling interests and call options with affiliates [1]	53.2	65.7	30.5	6.1	0.3	3.7	159.5

Total contingent acquisition payments	115.9	68.2	32.3	10.2	0.7	5.3	232.6
Less: cash compensation expense included above	2.5	2.2	0.2	0.1	0.1	0.1	5.2

Total	$113.4	$66.0	$32.1	$10.1	$0.6	$5.2	$227.4

1	We have entered into certain acquisitions that contain both redeemable noncontrolling interests and call options with similar terms and conditions. In such instances, we have included the related estimated contingent acquisition obligation in the period when the earliest related option is exercisable. We have certain redeemable noncontrolling interests that are exercisable at the discretion of the noncontrolling equity owners as of December 31, 2010. These estimated acquisition payments of $21.1 have been included within the total payments expected to be made in 2011 in the table. If not made in 2011, they will continue to carry forward into 2012 or beyond until they are exercised or expire. Redeemable noncontrolling interests are included in the table at current exercise price payable in cash, not at applicable redemption value in accordance with the authoritative guidance for classification and measurement of redeemable securities.

Legal Matters

We are involved in legal proceedings, and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of our business. While any litigation or such governmental proceeding contains an element of uncertainty, we do not believe that the outcome of such proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Note 16: Recent Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance for performing goodwill impairment tests, which will be effective for us beginning January 1, 2011. The amended guidance requires reporting units with zero or negative carrying amounts to be assessed to determine if it is more likely than not that goodwill impairment exists. As part of this assessment, entities should consider all qualitative factors that could impact the carrying value. We do not expect the adoption of this guidance to have a significant impact on our Consolidated Financial Statements.

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

In February 2010, the FASB issued amended guidance for subsequent events, which was effective for us in February 2010. In accordance with the revised guidance, an SEC filer no longer is required to disclose the date through which subsequent events have been evaluated in issued and revised financial statements. The adoption of the revised guidance did not have a material impact on our Consolidated Financial Statements.

In January 2010, the FASB issued amended guidance to enhance disclosure requirements related to fair value measurements. The amended guidance for Level 1 and Level 2 fair value measurements was effective for us January 1, 2010. The amended guidance for Level 3 fair value measurements will be effective for us beginning January 1, 2011. The guidance requires disclosures of amounts and reasons for transfers in and out of Level 1 and Level 2 recurring fair value measurements as well as additional information related to activities in the reconciliation of Level 3 fair value measurements. The guidance expanded the disclosures related to the level of disaggregation of assets and liabilities and information about inputs and valuation techniques. The adoption of the guidance for Level 1 and Level 2 fair value measurements did not have a material impact on our Consolidated Financial Statements. We do not expect the adoption of the guidance related to Level 3 fair value measurements to have a significant impact on our Consolidated Financial Statements.

In January 2010, the FASB issued amended authoritative guidance related to consolidations when there is a decrease in ownership. The guidance was effective for us January 1, 2010. Specifically, the amendment clarifies the scope of the existing guidance and increases the disclosure requirements when a subsidiary is deconsolidated or when a group of assets is de-recognized. The adoption of the amended guidance did not have a significant impact on our Consolidated Financial Statements.

In December 2009, the FASB amended authoritative guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities. The guidance was effective for us January 1, 2010. The guidance eliminates the concept of a qualifying special-purpose entity and changes the criteria for derecognizing financial assets. In addition, the guidance requires additional disclosures related to a company’s continued involvement with financial assets that have been transferred. The adoption of this amended guidance did not have a significant impact on our Consolidated Financial Statements.

In December 2009, the FASB amended authoritative guidance for consolidating variable interest entities. The guidance was effective for us January 1, 2010. Specifically, the guidance revises factors that should be considered by a reporting entity when determining whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also includes revised financial statement disclosures regarding the reporting entity’s involvement, including significant risk exposures as a result of that involvement, and the impact the relationship has on the reporting entity’s financial statements. The adoption of this amended guidance did not have a significant impact on our Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

Note 17:  Results by Quarter (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue	$1,341.3	$1,325.3	$1,617.8	$1,474.4	$1,560.8	$1,426.7	$2,012.0	$1,801.2
Salaries and related expenses	979.3	996.5	991.0	968.4	1,007.1	943.5	1,139.6	1,052.8
Office and general expenses	421.1	410.9	449.0	409.1	452.1	425.4	540.1	475.1
Restructuring and other reorganization-related charges (reversals), net	0.3	(0.2)	0.6	0.0	1.4	(0.5)	1.6	5.3
Operating (loss) income	(59.4)	(81.9)	177.2	96.9	100.2	58.3	330.7	268.0
Other income (expense), net	0.5	4.9	(2.1)	(23.3)	(3.1)	1.0	17.6	29.1
Total (expenses) and other income	(25.6)	(17.6)	(31.0)	(60.3)	(31.0)	(29.2)	(10.5)	(1.8)
(Benefit of) provision for income taxes	(15.3)	(25.4)	63.3	3.7	24.4	3.7	98.9	108.1
Net (loss) income	(70.3)	(73.6)	83.1	31.4	45.6	25.9	222.8	159.7
Net (loss) income available to IPG common stockholders	$(71.5)	$(73.9)	$105.3	$20.9	$42.4	$17.2	$195.0	$129.4

(Loss) earnings per share available to IPG common stockholders:
Basic	$(0.15)	$(0.16)	$0.22	$0.04	$0.09	$0.04	$0.41	$0.27
Diluted	$(0.15)	$(0.16)	$0.15	$0.04	$0.08	$0.03	$0.36	$0.24

Note 18:  Subsequent Events

On February 24, 2011 our Board of Directors (“Board”) authorized a program to repurchase from time to time up to $300.0 of our common stock. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. The timing and amount of repurchases under the authorization will depend on market conditions and our other funding requirements. The share repurchase program has no expiration date.

In addition, our Board declared a dividend of $0.06 per share on our common shares, payable on March 25, 2011 to holders of record at the close of business on March 11, 2011, and we intend to resume quarterly common stock dividend payments thereafter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2010, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2010. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2010, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting in the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the “Principal Committees of The Board of Directors” section, the “Audit Committee” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2011 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”

New York Stock Exchange Certification

In 2010, our CEO provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the “Compensation of Executive Officers” section, the “Non-Management Director Compensation” section, the “Compensation Discussion and Analysis” section and the “Compensation and Leadership Talent Committee Report” section of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the “Outstanding Shares” section of the Proxy Statement, except for information regarding the shares of common stock to be issued or which may be issued under our equity compensation plans as of December 31, 2010, which is provided in the following table.

Equity Compensation Plan Information

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) [1,2]	Weighted-Average Exercise Price of Outstanding Stock Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a) (c) [3]
Equity Compensation Plans Approved by Security Holders	27,906,739	$14.08	54,899,299

Equity Compensation Plans Not Approved by Security Holders [4]	577,500	$27.53	0

Total	28,484,239	$14.43	54,899,299

1	Includes a total of 3,369,023 performance-based share awards made under the 2006 and 2009 Performance Incentive Plan representing the target number of shares to be issued to employees following the completion of the 2008-2010 performance period (the “2010 LTIP Share Awards”), the 2009-2011 performance period (the “2011 LTIP Share Awards”) and the 2010-2012 performance period (the “2012 LTIP Share Awards”) respectively. The computation of the weighted-average exercise price in column (b) of this table does not take the 2010 LTIP Share Awards, the 2011 LTIP Share Awards or the 2012 LTIP Share Awards into account.
2	Includes a total of 2,964,685 restricted share unit and performance-based awards (“Share Unit Awards”) which may be settled in shares or cash. The computation of the weighted-average exercise price in column (b) of this table does not take the Share Unit Awards into account. Each Share Unit Award actually settled in cash will increase the number of shares of common stock available for issuance shown in column (c).
3	Includes (i) 40,848,317 shares of common stock available for issuance under the 2009 Performance Incentive Plan, (ii) 13,325,827 shares of common stock available for issuance under the Employee Stock Purchase Plan (2006) and (iii) 725,155 shares of common stock available for issuance under the 2009 Non-Management Directors’ Stock Incentive Plan.
4	Consists of special stock option grants awarded to certain True North executives following our acquisition of True North (the “True North Options”). The True North Options have an exercise price equal to the fair market value of IPG’s common stock on the date of the grant. The terms and conditions of these stock option awards are governed by IPG’s 1997 Performance Incentive Plan. Generally, the options become exercisable between two and five years after the date of the grant and expire ten years from the grant date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended

December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All financial statement schedules are omitted because they are either not applicable or the required information is otherwise provided.

3. Exhibits:

All exhibits, including management contracts and compensatory plans or arrangements, required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents, are listed in the Exhibit Index that immediately precedes the exhibits filed with this Report on Form 10-K and the exhibits transmitted to the SEC as part of the electronic filing of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC. (Registrant)

By:	/s/ Michael I. Roth
Michael I. Roth
Chairman of the Board and Chief Executive Officer

February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael I. Roth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2011
Michael I. Roth

/s/ Frank Mergenthaler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011
Frank Mergenthaler

/s/ Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011
Christopher F. Carroll

/s/ Reginald K. Brack	Director	February 25, 2011
Reginald K. Brack

/s/ Jocelyn Carter-Miller	Director	February 25, 2011
Jocelyn Carter-Miller

/s/ Jill M. Considine	Director	February 25, 2011
Jill M. Considine

/s/ Richard A. Goldstein	Director	February 25, 2011
Richard A. Goldstein

/s/ H. John Greeniaus	Director	February 25, 2011
H. John Greeniaus

/s/ Mary J. Steele Guilfoile	Director	February 25, 2011
Mary J. Steele Guilfoile

/s/ William T. Kerr	Director	February 25, 2011
William T. Kerr

/s/ David M. Thomas	Director	February 25, 2011
David M. Thomas

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Restated Certificate of Incorporation of the Registrant, as amended through October 24, 2005, is incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 9, 2005.

3(ii)	By-Laws of the Registrant, as amended through December 17, 2009, are incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2009.

4(iii)(A)	Certificate of Designations of 5.25% Series B Cumulative Convertible Perpetual Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on October 24, 2005, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2005.

4(iii)(B)	Senior Debt Indenture, dated as of October 20, 2000 (the “2000 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.

4(iii)(C)	First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.

4(iii)(D)	Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.

4(iii)(E)	Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(F)	Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(G)	Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2005.

4(iii)(H)	Senior Debt Indenture dated as of November 12, 2004 (the “2004 Indenture”), between the Registrant and SunTrust Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2004.

4(iii)(I)	Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.

4(iii)(J)	Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(K)	Sixth Supplemental Indenture, dated as of December 8, 2006, to the 2004 Indenture, with respect to the Floating Rate Notes due 2010 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2006.

4(iii)(L)	Seventh Supplemental Indenture, dated as of June 15, 2009, to the 2004 Indenture, creating a series of securities designated 10.0% Senior Notes due 2017, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.

Exhibit No.	Description
4(iii)(M)	Senior Debt Indenture, dated as of November 15, 2006 (the “2006 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(N)	First Supplemental Indenture, dated as of November 15, 2006, to the 2006 Indenture, with respect to the 4.25% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(O)	Second Supplemental Indenture, dated as of November 20, 2007, to the 2006 Indenture, with respect to the 4.75% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.

10(i)(A)	Registration Rights Agreement, dated as of November 15, 2006, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

10(i)(B)	Registration Rights Agreement, dated as of November 20, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2007.

10(i)(C)	Registration Rights Agreement, dated as of June 15, 2009, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.

10(i)(D)	3-Year Credit Agreement, dated as of July 18, 2008, amended and restated as of April 23, 2010, among the Registrant, the lenders named therein and Citibank, N.A. as administrative agent, is incorporated by reference to Exhibit 10(i)(B) to the Quarterly Report on Form 10-Q of Interpublic, filed with the Securities and Exchange Commission ("SEC") on April 29, 2010.

(i) Michael I. Roth

10(iii)(A)(1)	Employment Agreement, made as of July 13, 2004, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. *

10(iii)(A)(2)	Supplemental Employment Agreement, dated as of January 19, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2005. *

10(iii)(A)(3)	Supplemental Employment Agreement, dated as of February 14, 2005, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2005. *

10(iii)(A)(4)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(5)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 13, 2004, between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. *

10(iii)(A)(6)	The Interpublic Senior Executive Retirement Income Plan Participation Agreement, dated March 31, 2008, between the Registrant and Michael Roth, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. *

10(iii)(A)(7)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Michael I. Roth, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 27, 2010. *

Exhibit No.	Description
(ii) Philippe Krakowsky

10(iii)(A)(8)	Executive Special Benefit Agreement, dated as of February 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. *

10(iii)(A)(9)	Special Deferred Compensation Agreement, dated as of April 1, 2002, and signed as of July 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. *

10(iii)(A)(10)	Executive Special Benefit Agreement, dated September 30, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(vi) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. *

10(iii)(A)(11)	Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2006. *

10(iii)(A)(12)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(13)	Amendment, dated September 12, 2007, to an Executive Special Benefit Agreement, dated February 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(15) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(14)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. *

10(iii)(A)(15)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 27, 2010. *

(iii) Frank Mergenthaler

10(iii)(A)(16)	Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2005. *

10(iii)(A)(17)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(18)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. *

10(iii)(A)(19)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 27, 2010. *

(iv) Timothy A. Sompolski

10(iii)(A)(20)	Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. *

Exhibit No.	Description
10(iii)(A)(21)	Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 6, 2004, between the Registrant and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(16) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(22)	Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 6, 2004, between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. *

10(iii)(A)(23)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Timothy A. Sompolski, is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2010. *

(v) Nicolas Brien

10(iii)(A)(24)	Employment Agreement, effective as of April 1, 2010, by and between the Registrant and Nicolas Brien.*

10(iii)(A)(25)	Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Nicolas Brien. *

(vi) John J. Dooner, Jr.

10(iii)(A)(26)	Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(27)	Supplemental Agreement, dated as of May 23, 1990, to an Executive Special Benefit Agreement, dated as of July 1, 1986, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(l) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(28)	Executive Special Benefit Agreement, dated as of, July 1, 1992, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(29)	Employment Agreement, dated as of January 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(30)	Executive Special Benefit Agreement, dated as of June 1, 1994, between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995. *

10(iii)(A)(31)	Supplemental Agreement, dated as of April 1, 2000, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. *

10(iii)(A)(32)	Executive Special Benefit Agreement, dated as of May 20, 2002, between the Registrant and John J. Dooner, Jr., signed as of November 11, 2002, is incorporated by reference to Exhibit 10(b)(xv)(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(33)	Supplemental Agreement, dated as of November 7, 2002, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(34)	Supplemental Agreement, dated as of November 7, 2002, to an Executive Special Benefit Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(xv)(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(35)	Supplemental Agreement, made as of March 31, 2003 and executed as of April 15, 2003, to an Employment Agreement, made as of January 1, 1994, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(iv)(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

Exhibit No.	Description
10(iii)(A)(36)	Supplemental Agreement dated as of November 12, 2003, to an Employment Agreement between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(b)(viii)(u) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003. *

10(iii)(A)(37)	Executive Change of Control Agreement, dated as of September 12, 2007, by and between the Registrant and John J. Dooner, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(38)	Amendment, dated as of October 27, 2008 to Executive Special Benefit Agreements, dated as of July 1, 1986, as amended, July 1, 1992, as amended, June 1, 1994, as amended, March 1, 1997 and May 20, 2002, respectively, by and between the Registrant and John J. Dooner, Jr., is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. *

10(iii)(A)(39)

Agreement Regarding Retirement, effective as of April 1, 2010, between the Registrant and John J.

Dooner is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2010. *

(vii) Jill M. Considine

10(iii)(A)(40)	Amended and Restated Deferred Compensation Agreement, dated as of September 4, 2008, between the Registrant and Jill M. Considine, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. *

10(iii)(A)(41)	Letter, dated November 2, 2006, from Jill M. Considine to the Registrant, is incorporated by reference to Exhibit 10(iii)(B) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. *

(viii) Richard A. Goldstein

10(iii)(A)(42)	Amended and Restated Deferred Compensation Agreement, dated as of September 30, 2008, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(iii)(A)(3) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. *

10(iii)(A)(43)	Letter, dated July 24, 2006, from Richard A. Goldstein to the Registrant, is incorporated by reference to Exhibit 10(iii)(A) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. *

Compensation Plans and Arrangements:

10(iii)(A)(44)	Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. *

10(iii)(A)(45)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. *

10(iii)(A)(46)	True North Communications Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254). *

10(iii)(A)(47)	Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan is incorporated by reference to Exhibit 4.5 of Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-59254). *

10(iii)(A)(48)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xiv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

Exhibit No.	Description
10(iii)(A)(49)	Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xv) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. *

10(iii)(A)(50)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed April 17, 2002. *

10(iii)(A)(51)	The Interpublic Outside Directors Stock Incentive Plan of the Registrant, as amended through August 1, 2003, is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. *

10(iii)(A)(52)	The Interpublic 2004 Performance Incentive Plan (the “2004 PIP”) is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004. *

10(iii)(A)(53)	2004 PIP – Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004. *

10(iii)(A)(54)	The Interpublic Non-Management Directors’ Stock Incentive Plan (the “Non-Management Directors’ Plan”) is incorporated by reference to Appendix C to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004. *

10(iii)(A)(55)	Non-Management Directors’ Plan – Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(56)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on October 21, 2005.*

10(iii)(A)(57)	The Interpublic 2006 Performance Incentive Plan (the “2006 PIP”) is incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006. *

10(iii)(A)(58)	Amendment to the 2006 PIP is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. *

10(iii)(A)(59)	2006 PIP – Form of Instrument of Performance Shares is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(60)	2006 PIP – Form of Instrument of Performance Units is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(61)	2006 PIP – Form of Instrument of Restricted Stock is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(62)	2006 PIP – Form of Instrument of Restricted Stock Units is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(63)	2006 PIP – Form of Instrument of Nonstatutory Stock Options is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2006. *

10(iii)(A)(64)	Interpublic Executive Severance Plan is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. *

10(iii)(A)(65)	The Interpublic Senior Executive Retirement Income Plan, Amended and Restated (the “Restated SERIP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(66)	Restated SERIP – Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(67)	Restated SERIP – Form of Participation Agreement (Form For New Participants) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

Exhibit No.	Description
10(iii)(A)(68)	The Interpublic Capital Accumulation Plan, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(69)	Restated CAP – Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(70)	Restated CAP – Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(71)	Description of the Change in Compensation for Non-Management Directors is incorporated by reference to Exhibit 10(iii)(A)(91) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007. *

10(iii)(A)(72)	Description of Changes to the Compensation of Board Committee Chairs and Presiding Director is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. *

10(iii)(A)(73)	Description of Changes to the Compensation of Non Management Directors and Board Committee Chairs.*

10(iii)(A)(74)	The Interpublic Restricted Cash Plan (the “Restricted Cash Plan”) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. *

10(iii)(A)(75)	The Restricted Cash Plan, as Amended and Restated as of May 18, 2009 is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(76)	The Interpublic 2009 Performance Incentive Plan (the “2009 PIP”) is incorporated by reference to Appendix A to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2009. *

10(iii)(A)(77)	2009 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(78)	2009 PIP Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(79)	2009 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(80)	2009 PIP Performance Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(81)	2009 PIP Combined Restricted Stock and Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(82)	2009 PIP Combined Restricted Stock Unit and Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(83)	2009 PIP Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(84)	2009 PIP Restricted Stock Award Agreement (updated). *

10(iii)(A)(85)	2009 PIP Restricted Stock Unit Award Agreement (updated). *

10(iii)(A)(86)	2009 PIP Performance Share Award Agreement (updated). *

Exhibit No.	Description

10(iii)(A)(87)	2009 PIP Combined Performance Share and Performance Cash Award Agreement (updated). *

10(iii)(A)(88)	2009 PIP Performance Cash Award Agreement. *

10(iii)(A)(89)	2009 PIP Non-Statutory Stock Option Award Agreement (updated). *

10(iii)(A)(90)	The 2009 Non-Management Directors’ Stock Incentive Plan (the “2009 NMD Plan”) is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(91)	2009 NMD Plan Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(92)	2009 NMD Plan Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(93)	2009 NMD Plan Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(94)	Supplement to the 2006 PIP and 2009 PIP is incorporated by reference to Exhibit 10(iii)(A)(88) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009. *

12	Computation of Ratios of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended December 31, 2010.

*	Management contracts and compensation plans and arrangements.