Form 10-Q
period 2011-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2011-04-28
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of April 15, 2011 was 488,694,439.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three months ended March 31,
	2011	2010
REVENUE	$1,474.8	$1,337.0

OPERATING EXPENSES:
Salaries and related expenses	1,080.1	979.3
Office and general expenses	439.2	416.8
Restructuring and other reorganization-related charges, net	0.8	0.3

Total operating expenses	1,520.1	1,396.4

OPERATING LOSS	(45.3)	(59.4)

EXPENSES AND OTHER INCOME:
Interest expense	(31.9)	(32.6)
Interest income	8.3	6.5
Other (expense) income, net	(6.1)	0.5

Total (expenses) and other income	(29.7)	(25.6)

Loss before income taxes	(75.0)	(85.0)
Benefit of income taxes	(21.5)	(15.3)

Loss of consolidated companies	(53.5)	(69.7)
Equity in net income (loss) of unconsolidated affiliates	0.3	(0.6)

NET LOSS	(53.2)	(70.3)
Net loss attributable to noncontrolling interests	8.0	5.7

NET LOSS ATTRIBUTABLE TO IPG	(45.2)	(64.6)
Dividends on preferred stock	(2.9)	(6.9)

NET LOSS AVAILABLE TO IPG COMMON STOCKHOLDERS	$(48.1)	$(71.5)

Loss per share available to IPG common stockholders – basic and diluted	$(0.10)	$(0.15)

Weighted-average number of common shares outstanding – basic and diluted	476.0	471.3

Dividends declared per common share	$0.06	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Millions)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS:
Cash and cash equivalents	$1,840.2	$2,675.7
Marketable securities	14.1	13.7
Accounts receivable, net of allowance of $63.4 and $63.1	3,995.4	4,317.6
Expenditures billable to clients	1,357.8	1,217.1
Other current assets	266.6	229.4

Total current assets	7,474.1	8,453.5
Furniture, equipment and leasehold improvements, net of accumulated
depreciation of $1,181.8 and $1,147.1	445.5	454.3
Deferred income taxes	398.9	334.2
Goodwill	3,407.7	3,368.5
Other non-current assets	451.0	460.3

TOTAL ASSETS	$12,177.2	$13,070.8

LIABILITIES:
Accounts payable	$4,010.6	$4,474.5
Accrued liabilities	2,733.6	3,112.7
Short-term borrowings	116.2	114.8
Current portion of long-term debt	452.4	38.9

Total current liabilities	7,312.8	7,740.9
Long-term debt	1,165.9	1,583.3
Deferred compensation	477.0	486.1
Other non-current liabilities	402.8	402.4

TOTAL LIABILITIES	9,358.5	10,212.7

Redeemable noncontrolling interests (see Note 4)	285.9	291.2

STOCKHOLDERS’ EQUITY:
Preferred stock	221.5	221.5
Common stock	47.7	47.5
Additional paid-in capital	2,436.0	2,456.8
Accumulated deficit	(108.9)	(63.7)
Accumulated other comprehensive loss, net of tax	(73.8)	(119.0)

	2,522.5	2,543.1
Less: Treasury stock	(24.6)	(14.1)

Total IPG stockholders’ equity	2,497.9	2,529.0
Noncontrolling interests	34.9	37.9

TOTAL STOCKHOLDERS’ EQUITY	2,532.8	2,566.9

TOTAL LIABILITIES AND EQUITY	$12,177.2	$13,070.8

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53.2)	$(70.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	35.6	37.4
Provision for uncollectible receivables	3.5	1.1
Amortization of restricted stock and other non-cash compensation	15.7	13.7
Net amortization of bond premiums and deferred financing costs	(1.9)	(1.0)
Deferred income tax benefit	(53.0)	(38.7)
Other	10.2	10.9
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	369.4	271.6
Expenditures billable to clients	(123.2)	(39.1)
Other current assets	(28.6)	(26.5)
Accounts payable	(429.6)	(347.8)
Accrued liabilities	(523.8)	(340.7)
Other non-current assets and liabilities	(22.8)	(26.1)

Net cash used in operating activities	(801.7)	(555.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16.9)	(9.4)
Proceeds from sales of businesses and investments, net of cash sold	2.4	30.1
Acquisitions, including deferred payments, net of cash acquired	(2.1)	(5.6)
Other investing activities	(0.2)	(2.1)

Net cash (used in) provided by investing activities	(16.8)	13.0

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(10.5)	0.0
Common stock dividends	(28.5)	0.0
Exercise of stock options	8.4	0.0
Preferred stock dividends	(2.9)	(6.9)
Net decrease in short-term bank borrowings	(5.0)	(7.8)
Distributions to noncontrolling interests	(3.1)	(4.5)
Other financing activities	(3.8)	3.0

Net cash used in financing activities	(45.4)	(16.2)

Effect of foreign exchange rate changes on cash and cash equivalents	28.4	(7.7)

Net decrease in cash and cash equivalents	(835.5)	(566.4)
Cash and cash equivalents at beginning of period	2,675.7	2,495.2

Cash and cash equivalents at end of period	$1,840.2	$1,928.8

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Amounts in Millions)

(Unaudited)

	Preferred Stock	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2010	$221.5	489.5	$47.5	$2,456.8	$(63.7)	$(119.0)	$(14.1)	$2,529.0	$37.9	$2,566.9

Net loss					(45.2)			(45.2)	(8.0)	(53.2)
Foreign currency translation adjustments, net of tax						43.5		43.5	0.2	43.7
Changes in market value of securities available-for-sale, net of tax						0.5		0.5		0.5
Unrecognized losses, transition obligation and prior service cost, net of tax						1.2		1.2		1.2

Total comprehensive loss								$0.0	$(7.8)	$(7.8)

Reclassifications related to redeemable noncontrolling interests									11.2	11.2
Noncontrolling interest transactions				(0.1)				(0.1)	(3.2)	(3.3)
Distributions to noncontrolling interests									(3.1)	(3.1)
Change in redemption value of redeemable noncontrolling interests				(9.4)				(9.4)		(9.4)
Repurchase of common stock							(10.5)	(10.5)		(10.5)
Common stock dividends				(28.5)				(28.5)		(28.5)
Preferred stock dividends				(2.9)				(2.9)		(2.9)
Stock-based compensation				15.9				15.9		15.9
Exercise of stock options		0.9	0.1	8.4				8.5		8.5
Restricted stock, net of forfeitures		0.4	0.1	(6.3)				(6.2)		(6.2)
Other		0.1	0.0	2.1				2.1	(0.1)	2.0

Balance at March 31, 2011	$221.5	490.9	$47.7	$2,436.0	$(108.9)	$(73.8)	$(24.6)	$2,497.9	$34.9	$2,532.8

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS – (CONTINUED)

(Amounts in Millions)

(Unaudited)

	Preferred Stock	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2009	$525.0	486.5	$47.1	$2,441.0	$(324.8)	$(176.6)	$(14.0)	$2,497.7	$38.6	$2,536.3

Net loss					(64.6)			(64.6)	(5.7)	(70.3)
Foreign currency translation adjustments, net of tax						(15.2)		(15.2)	(0.1)	(15.3)
Changes in market value of securities available-for-sale, net of tax						0.1		0.1		0.1
Unrecognized losses, transition obligation and prior service cost, net of tax						1.0		1.0		1.0

Total comprehensive loss								$(78.7)	$(5.8)	$(84.5)

Reclassifications related to redeemable noncontrolling interests									12.8	12.8
Noncontrolling interest transactions				(0.2)				(0.2)	(0.1)	(0.3)
Distributions to noncontrolling interests									(4.5)	(4.5)
Change in redemption value of redeemable noncontrolling interests				(2.3)				(2.3)		(2.3)
Preferred stock dividends				(6.9)				(6.9)		(6.9)
Stock-based compensation				15.7				15.7		15.7
Restricted stock, net of forfeitures		(0.4)	0.1	(3.3)				(3.2)		(3.2)
Other		0.1	0.0	1.9			(0.1)	1.8	(0.4)	1.4

Balance at March 31, 2010	$525.0	486.2	$47.2	$2,445.9	$(389.4)	$(190.7)	$(14.1)	$2,423.9	$40.6	$2,464.5

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 1: Basis of Presentation

The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2010 Annual Report on Form 10-K.

In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

During the first quarter of 2011, we changed the classification of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions from a gross to a net basis in a country. This change, which was applied retrospectively and does not change previously reported operating loss or net loss, decreased revenue and office and general expense by $6.6 and $4.3 for the quarters ended March 31, 2011 and 2010, respectively. We believe this presentation better aligns the Company’s internal financial and operational management reporting as well as increases consistency in our external reporting across the countries in which we operate.

Note 2: Debt and Credit Arrangements

Long-Term Debt

A summary of the carrying amounts and fair values of our long-term debt is listed below.

		March 31, 2011		December 31, 2010
	Effective Interest Rate	Book Value	Fair Value [2]	Book Value	Fair Value [2]
7.25% Senior Unsecured Notes due 2011	7.25%[1]	$36.3	$36.6	$36.3	$37.0
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.4)	6.29%[1]	352.7	382.4	353.3	378.0
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $10.3)	10.38%	589.7	714.0	589.4	705.0
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $4.4)	3.50%	204.4	252.9	205.0	235.0
4.25% Convertible Senior Notes due 2023 (plus unamortized premium of $13.8)	0.58%	413.8	461.6	417.4	444.4
Other notes payable and capitalized leases		21.4		20.8

Total long-term debt		1,618.3		1,622.2
Less: current portion [3]		452.4		38.9

Long-term debt, excluding current portion		$1,165.9		$1,583.3

[1]	Excludes the effect of related gains/losses on interest rate swaps.

[2]	Fair values are derived from trading quotes by institutions making a market in the securities and estimations of value by those institutions using proprietary models.

[3]

On March 15, 2012, holders of our 4.25% Convertible Senior Notes due 2023 (the “4.25% Notes”) may require us to repurchase their notes for cash at par and as such, we included these notes in the current portion of long-term debt on our March 31, 2011 unaudited Consolidated Balance Sheet. Any 4.25% Notes not repurchased on March 15, 2012 will be reclassified to long-term debt.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Interest Rate Swaps

In March 2011, we entered into an interest rate swap agreement related to our 6.25% Senior Unsecured Notes due 2014 (the “2014 Notes”) to convert $100.0 notional amount of our $350.0 2014 Notes from fixed rate to floating rate debt. In April 2011, we entered into an additional interest rate swap agreement related to the 2014 Notes to convert an additional $100.0 notional amount of our 2014 Notes from fixed rate to floating rate debt.

We enter into interest rate swaps for risk management purposes to manage our exposure to changes in interest rates. The interest rate swap agreements mature on November 15, 2014, coinciding with the maturity of the 2014 Notes. We pay a variable interest rate based upon the three-month U.S. LIBOR rate plus a fixed spread and receive a fixed interest rate of 6.25%. The variable interest rate is reset quarterly, and we make our interest payments semi-annually on May 15th and November 15th. We receive fixed payments semi-annually on May 15th and November 15th. These interest rate swap agreements qualify for hedge accounting as fair value hedges. We evaluate the appropriateness of hedge accounting at inception and throughout the hedge period.

The following table presents the fair value of our interest rate swap agreement and related debt and the associated gains/(losses) recognized in net loss due to changes in fair value of our interest rate swap agreement and the underlying debt.

	Consolidated Balance Sheet
March 31, 2011	Caption	Fair value
Interest rate swap agreements	Other non-current liabilities	$0.3
Hedged debt	Long-term debt	(0.3)

	Consolidated Statement of Operations
Three months ended March 31, 2011	Caption	Gains / (losses) recognized in net loss

Interest rate swap agreements	Other (expense) income, net	$(0.3)
Hedged debt	Other (expense) income, net	0.3

Credit Facilities

We maintain a committed corporate credit facility to increase our financial flexibility. The credit facility is a revolving facility expiring July 18, 2013, under which amounts borrowed by us or any of our subsidiaries designated under the credit facility may be repaid and reborrowed, subject to an aggregate lending limit of $650.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the credit facility are unsecured. We have not drawn on any of our corporate credit facilities since 2003, although we use them for letters of credit primarily to support obligations of our subsidiaries.

We were in compliance with all of our covenants in the credit facility as of March 31, 2011.

Note 3: Loss Per Share

The following sets forth basic and diluted loss per common share available to IPG common stockholders.

	Three months ended March 31,
	2011	2010
Net loss available to IPG common stockholders	$(48.1)	$(71.5)
Weighted-average number of common shares outstanding – basic and diluted	476.0	471.3
Loss per share available to IPG common stockholders – basic and diluted	$(0.10)	$(0.15)

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Basic and diluted shares outstanding and loss per share are equal for the three months ended March 31, 2011 and 2010 because our potentially dilutive securities are antidilutive as a result of the net loss available to IPG common stockholders in each period presented. The following table presents the potential shares excluded from the diluted loss per share calculation because the effect of including these potential shares would be antidilutive.

	Three months ended March 31,
	2011	2010
Restricted stock, stock options and other equity awards	13.3	10.8
4.75% Notes	16.1	16.1
4.25% Notes	32.2	32.2
Preferred stock outstanding	16.2	38.4

Total	77.8	97.5

Also excluded from the diluted loss per share calculation for the three months ended March 31, 2011 and 2010 were 8.1 and 20.7, respectively, of outstanding stock options whose exercise price was greater than the average market price. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive, though the application of the treasury stock method would reduce this amount.

Note 4: Supplementary Data

Accrued Liabilities

The following table presents the components of accrued liabilities.

	March 31, 2011	December 31, 2010
Media and production expenses	$2,115.0	$2,332.2
Salaries, benefits and related expenses	326.4	470.0
Office and related expenses	56.3	62.0
Acquisition obligations	69.6	63.5
Interest	24.4	41.5
Professional fees	22.2	24.6
Other	119.7	118.9

Total accrued liabilities	$2,733.6	$3,112.7

2004 Restatement Liabilities

As part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. As of March 31, 2011 and December 31, 2010, we had vendor discounts and credit liabilities of $85.6 and $82.5, respectively, related to the 2004 Restatement.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Other (Expense) Income, net

Results of operations for the three months ended March 31, 2011 and 2010 include certain items which are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2011	2010
(Losses) gains on sales of businesses and investments	$(6.6)	$0.2
Other income, net	0.5	0.3

Total other (expense) income, net	$(6.1)	$0.5

Sales of Businesses and Investments – During the three months ended March 31, 2011, we recognized a loss relating to the sale of a business in the domestic market within our Integrated Agency Networks (“IAN”) segment.

Share Repurchase Program

On February 24, 2011 our Board of Directors (the “Board”) authorized a program to repurchase from time to time up to $300.0 of our common stock. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. The timing and amount of repurchases under the authorization will depend on market conditions and our other funding requirements. The share repurchase program has no expiration date. During the period from the Board’s authorization through March 31, 2011, we repurchased 0.9 shares at an average price of $12.36 per share and an aggregate cost of $10.5.

Redeemable Noncontrolling Interests

The following table presents changes in our redeemable noncontrolling interests.

	Three months ended March 31,
	2011	2010
Balance at beginning of period	$291.2	$277.8
Noncontrolling interest balance related to redeemable noncontrolling interests	(11.2)	(12.8)
Changes in redemption value of redeemable noncontrolling interests:
Additions	3.6	2.4
Redemptions and reclassifications	(7.4)	(16.7)
Redemption value adjustments [1]	9.7	4.4

Balance at end of period	$285.9	$255.1

1	Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustment to the redemption value impacts additional paid-in capital, except adjustments as a result of currency translation.

Note 5: Income Taxes

For the three months ended March 31, 2011, our effective tax rate of 28.7% was negatively impacted by losses in certain foreign locations for which we receive no benefit due to 100% valuation allowances and the establishment of a valuation allowance in the United Kingdom. Our effective tax rate was positively impacted due to tax efficiencies from entity consolidation in the Asia Pacific region and the loss relating to the sale of a business in the domestic market.

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

With respect to all tax years open to examination by U.S. federal and various state, local and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $5.0 and $15.0 in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations. This net decrease is related to various items of income and expense, primarily transfer pricing adjustments.

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

We issued the following stock-based awards under the 2009 Performance Incentive Plan (the “2009 PIP”) during the three months ended March 31, 2011.

	Awards	Weighted-average grant-date fair value (per award)
Stock options	0.7	$4.73
Stock-settled awards	0.6	$12.94
Performance-based awards	1.4	$11.87

Total stock-based compensation awards	2.7

During the three months ended March 31, 2011, the Compensation Committee granted performance cash awards of $70.6 under the 2009 PIP. Of this amount, awards with a total target value of $31.6 will be settled in shares upon vesting, which is three years from the grant date. The number of shares to be settled on the vesting date will be calculated as the cash value adjusted for performance divided by our stock price on the vesting date. The remaining awards will be amortized over the vesting period, typically three years.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 7: Employee Benefits

We have a domestic pension plan which covers certain U.S. employees. We also have numerous foreign pension plans outside the U.S., some of which are funded, while others provide payments at the time of retirement or termination under applicable labor laws or agreements. Some of our domestic and foreign agencies also provide postretirement benefits to eligible employees and their dependents. Certain immaterial foreign pension and postretirement plans have been excluded from the table below. The components of net periodic cost for the domestic pension plan, the principal foreign pension plans and the postretirement benefit plan are listed below.

	Domestic Pension Plan		Foreign Pension Plans		Postretirement Benefit Plan
Three months ended March 31,	2011	2010	2011	2010	2011	2010
Service cost	$0.0	$0.0	$2.2	$3.2	$0.1	$0.1
Interest cost	1.7	1.8	5.8	5.9	0.7	0.8
Expected return on plan assets	(1.8)	(1.6)	(4.7)	(4.4)	0.0	0.0
Settlement losses	0.0	0.0	0.0	0.4	0.0	0.0
Amortization of:
Prior service cost	0.0	0.0	0.0	0.1	0.0	0.0
Unrecognized actuarial losses	1.7	2.3	0.2	0.5	0.0	0.0

Net periodic cost	$1.6	$2.5	$3.5	$5.7	$0.8	$0.9

During the three months ended March 31, 2011, we contributed $11.7 of cash to our domestic pension plan and $5.8 of cash to our foreign pension plans. For the remainder of 2011, we expect to contribute approximately $2.4 and $19.0 of cash to our domestic and foreign pension plans, respectively.

Note 8: Segment Information

We have two reportable segments: IAN, which is comprised of McCann Worldgroup, Draftfcb, Lowe, Mediabrands and our domestic integrated agencies, and Constituency Management Group (“CMG”), which is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income (loss), excluding the impact of restructuring and other reorganization-related charges, net and long-lived asset impairment and other charges, if applicable. Other than certain reclassifications, the segment information is presented consistently with the basis described in our 2010 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended March 31,
	2011	2010
Revenue:
IAN	$1,235.9	$1,109.2
CMG	238.9	227.8

Total	$1,474.8	$1,337.0

Segment operating income (loss):
IAN	$(21.4)	$(33.3)
CMG	10.7	7.7
Corporate and other	(33.8)	(33.5)

Total	(44.5)	(59.1)

Restructuring and other reorganization-related charges, net	(0.8)	(0.3)
Interest expense	(31.9)	(32.6)
Interest income	8.3	6.5
Other (expense) income, net	(6.1)	0.5

Loss before income taxes	$(75.0)	$(85.0)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$29.3	$28.7
CMG	3.1	3.6
Corporate and other	3.2	5.1

Total	$35.6	$37.4

Capital expenditures:
IAN	$14.0	$8.6
CMG	1.3	0.3
Corporate and other	1.6	0.5

Total	$16.9	$9.4

	March 31, 2011	December 31, 2010
Total assets:
IAN	$10,271.3	$10,481.7
CMG	930.3	930.5
Corporate and other	975.6	1,658.6

Total	$12,177.2	$13,070.8

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Note 9: Fair Value Measurements

Authoritative guidance for fair value measurements establishes a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We primarily apply the market approach for recurring fair value measurements. There are three levels of inputs that may be used to measure fair value:

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

There were no changes to our valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during the three months ended March 31, 2011. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2011
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
Assets
Cash equivalents	$1,100.2	$0.0	$0.0	$1,100.2	Cash and cash equivalents
Short-term marketable securities	14.1	0.0	0.0	14.1	Marketable securities
Long-term investments	1.4	13.9	0.0	15.3	Other assets

Total	$1,115.7	$13.9	$0.0	$1,129.6

As a percentage of total assets	9.2%	0.1%	0.0%	9.3%

Liabilities
Interest rate swap agreements [1]	$0.0	$0.3	$0.0	$0.3	Other non-current liabilities
Mandatorily redeemable noncontrolling interests [2]	0.0	0.0	57.9	57.9

	March 31, 2010
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
Assets
Cash equivalents	$1,239.1	$0.0	$0.0	$1,239.1	Cash and cash equivalents
Short-term marketable securities	12.7	0.0	0.0	12.7	Marketable securities
Long-term investments	1.3	13.8	0.0	15.1	Other assets
Foreign currency derivatives [3]	0.0	0.0	0.6	0.6	Other assets

Total	$1,253.1	$13.8	$0.6	$1,267.5

As a percentage of total assets	11.0%	0.1%	0.0%	11.1%

Liabilities
Mandatorily redeemable noncontrolling interests [2]	$0.0	$0.0	$63.5	$63.5

1	Our interest rate swap agreements are fair value hedges whose fair value was derived from the present value of future cash flows using valuation models that were based on readily observable market data such as interest rates and yield curves.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

2	Relates to unconditional obligations to purchase additional noncontrolling equity shares of consolidated subsidiaries. Fair value measurement of the obligation was based upon the amount payable as if the forward contracts were settled. The amount redeemable within the next twelve months is classified in accrued liabilities; any interests redeemable thereafter are classified in other non-current liabilities.
3	Fair value is derived from changes in market value of obligations denominated in foreign currency based on an internal valuation model.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

	Three months ended March 31, 2011	Three months ended March 31, 2010
	Liabilities	Assets	Liabilities
	Mandatorily redeemable noncontrolling interests	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests
Balance at beginning of period	$52.0	$0.6	$47.8
Level 3 additions	7.4	0.0	15.8
Level 3 reductions	(1.5)	0.0	0.0
Realized gains included in net loss	0.1	0.0	0.1
Foreign currency translation	0.1	0.0	0.0

Balance at end of period	$57.9	$0.6	$63.5

Level 3 additions relate to unconditional obligations to purchase additional equity interests in previous acquisitions for cash in future periods. Level 3 reductions relate to cash payments made for unconditional obligations to purchase additional equity interests in previous acquisitions. Realized gains included in net loss for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.

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

Guarantees

As discussed in our 2010 Annual Report on Form 10-K, we have guarantees of certain obligations of our subsidiaries relating principally to credit facilities, certain media payables and operating leases of certain subsidiaries. The amount of parent company guarantees on lease obligations was $364.0 and $376.8 as of March 31, 2011 and December 31, 2010, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $332.0 and $395.0 as of March 31, 2011 and December 31, 2010, respectively.

Note 11: Recent Accounting Standards

Goodwill

In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance for performing goodwill impairment tests, which was effective for us January 1, 2011. The amended guidance requires reporting units with zero or negative carrying amounts to be assessed to determine if it is more likely than not that goodwill impairment exists. As part of this assessment, entities should consider all qualitative factors that could impact the carrying value. The adoption of this amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Revenue Recognition – Milestone Method

In March 2010, the Emerging Issues Task Force (“EITF”) reached a consensus related to guidance when applying the milestone method of revenue recognition. The consensus was issued by the FASB as an update to authoritative guidance for revenue recognition and was effective for us January 1, 2011. The amended guidance provides criteria for identifying those deliverables in an arrangement that meet the definition of a milestone. In addition, the amended guidance includes enhanced quantitative and qualitative disclosures about the arrangements when an entity recognizes revenue using the milestone method. The adoption of this amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

Fair Value Measurements

In January 2010, the FASB issued amended guidance to enhance disclosure requirements related to fair value measurements. The amended guidance for Level 1 and Level 2 fair value measurements was effective for us January 1, 2010. The amended guidance for Level 3 fair value measurements was effective for us January 1, 2011. The guidance requires disclosures of amounts and reasons for transfers in and out of Level 1 and Level 2 recurring fair value measurements as well as additional information related to activities in the reconciliation of Level 3 fair value measurements. The guidance expanded the disclosures related to the level of disaggregation of assets and liabilities and information about inputs and valuation techniques. The adoption of this amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

Revenue Recognition – Multiple Deliverables

In September 2009, the EITF reached a consensus related to revenue arrangements with multiple deliverables. The consensus was issued by the FASB as an update to authoritative guidance for revenue recognition and was effective for us January 1, 2011. The updated guidance revises how the estimated selling price of each deliverable in a multiple element arrangement is determined when the deliverables do not have stand-alone value. In addition, the guidance requires additional disclosures about the methods and assumptions used to evaluate multiple element arrangements and to identify the significant deliverables within those arrangements. The amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (“IPG,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report, our 2010 Annual Report on Form 10-K, as well as our other reports on Form 8-K and other Securities and Exchange Commission (“SEC”) filings. Our Annual Report includes additional information about our significant accounting policies and practices as well as details about our most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:

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

CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion of our accounting policies that require critical judgment, assumptions and estimates in our 2010 Annual Report on Form 10-K.

RECENT ACCOUNTING STANDARDS, by reference to Note 11 to the unaudited Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2011 or that have not yet been required to be implemented and may be applicable to our future operations.

EXECUTIVE SUMMARY

We are one of the world’s premier global advertising and marketing services companies. Our companies specialize in consumer advertising, digital marketing, media planning and buying, public relations and specialized communications disciplines, and create customized marketing programs for many of the world’s largest advertisers. Comprehensive global services are critical to effectively serving our multinational and local clients in markets throughout the world, as they seek to build brands, increase sales of their products and services and gain market share.

Our business objective is to continue to strengthen our full range of marketing expertise and competitive positioning. We develop and invest in a range of talent, tools and businesses that are highly relevant to the needs of our clients and offer us strong financial returns. These include investments in rapidly growing marketing channels and geographic regions as well as key strategic world markets. We operate in a media landscape that is constantly changing. Accordingly, we remain focused on meeting the evolving needs of our clients in an increasingly complex consumer environment.

Our financial priorities include maintaining competitive organic growth, improving our operating margins, continuing to strengthen our capital structure and increasing value to shareholders, which includes our recently initiated common stock dividend and share repurchase program. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate and information technology. Improvements in our financial reporting and business information systems during recent years provided us with more timely and actionable insights from our global operations. Our conservative approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility. We continue to derive benefits from our diversified client base, global footprint and the broad range and strength of our professional offerings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

The following tables present a summary of financial performance for the three months ended March 31, 2011 as compared with the same period in 2010.

	Three months ended March 31, 2011
% Increase	Total	Organic
Revenue	10.3%	9.3%
Salaries and related expenses	10.3%	9.3%
Office and general expenses	5.4%	4.2%

	Three months ended March 31,
	2011	2010
Operating margin	(3.1)%	(4.4)%
Expenses as % of revenue:
Salaries and related expenses	73.2%	73.2%
Office and general expenses	29.8%	31.2%

Net loss available to IPG common stockholders	$(48.1)	$(71.5)

Loss per share available to IPG common stockholders – basic and diluted	$(0.10)	$(0.15)

When we analyze period-to-period changes in our operating performance we determine the portion of the change that is attributable to foreign currency rates and the net effect of acquisitions and divestitures, and the remainder we call organic change, which indicates how our underlying business performed. The performance metrics that we use to analyze our results include the organic change in revenue, salaries and related expenses and office and general expenses, and the components of operating expenses, expressed as a percentage of total consolidated revenue. Additionally, in certain of our discussions we analyze revenue by business sector, where we focus on our top 100 clients, which typically constitute approximately 55%-60% of our annual consolidated revenues. We also analyze revenue by geographic region.

The change in our operating performance attributable to foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. As a result, both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first quarter of 2011 include the Australian Dollar, Brazilian Real, Canadian Dollar and Euro. During the first quarter of 2011, the U.S. Dollar weakened against several foreign currencies as compared to the prior-year period, which had a net negative impact on our consolidated results of operations. This effect was partially offset as the U.S. Dollar strengthened against the Euro during the first quarter of 2011. For the first quarter of 2011, foreign currency fluctuations resulted in net increases of approximately 1% in revenues, salaries and related expenses and office and general expenses, which contributed on a net basis to an increase in our operating loss of approximately 1% compared to the prior-year period.

For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offering and disposed of businesses that are not consistent with our strategic plan. For the first quarter of 2011, the net effect of acquisitions and divestitures had a minimal impact on revenue and operating expenses compared to the respective prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

RESULTS OF OPERATIONS

Consolidated Results of Operations – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

REVENUE

		Components of Change				Change
	Three months ended March 31, 2010	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2011	Organic	Total
Consolidated	$1,337.0	$13.2	$(0.3)	$124.9	$1,474.8	9.3%	10.3%
Domestic	803.1	0.0	(8.5)	70.7	865.3	8.8%	7.7%
International	533.9	13.2	8.2	54.2	609.5	10.2%	14.2%
United Kingdom	102.3	1.4	5.7	9.4	118.8	9.2%	16.1%
Continental Europe	179.0	(1.9)	0.0	6.9	184.0	3.9%	2.8%
Asia Pacific	112.6	7.4	0.0	20.4	140.4	18.1%	24.7%
Latin America	64.9	3.1	0.3	8.8	77.1	13.6%	18.8%
Other	75.1	3.2	2.2	8.7	89.2	11.6%	18.8%

During the first quarter of 2011, our revenue increased by $137.8, or 10.3%, compared to the first quarter of 2010, primarily consisting of an organic revenue increase of $124.9, or 9.3%. Our organic increase was attributable to higher spending from existing clients and net client wins in nearly all sectors of our business and throughout all geographic regions. The sectors which contributed the most to the organic revenue increase were technology and telecom, health and personal care, and auto and transportation. Regionally, the largest organic revenue increase was in our domestic market, primarily related to the factors noted above. All of our international regions had organic revenue increases, most notably in the Asia Pacific region, primarily in India and China. Revenue also increased in Japan during the first quarter of 2011. The extent to which recent natural disasters in Japan will impact our business for the full year remains unclear, but we do not expect to experience a material effect on our consolidated results of operations.

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

Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended March 31,
	2011	2010
Salaries and related expenses	$1,080.1	$979.3
Office and general expenses	439.2	416.8
Restructuring and other reorganization-related charges, net	0.8	0.3

Total operating expenses	$1,520.1	$1,396.4

Operating loss	$(45.3)	$(59.4)

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Salaries and Related Expenses

		Components of Change				Change
	2010	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2011	Organic	Total
Three months ended March 31,	$979.3	$9.3	$0.1	$91.4	$1,080.1	9.3%	10.3%

Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, remained unchanged in the first quarter of 2011 at 73.2% when compared to the prior-year period. Salaries and related expenses in the first quarter of 2011 increased by $100.8 compared to the first quarter of 2010, primarily consisting of an organic increase of $91.4 and an adverse foreign currency rate impact of $9.3. The organic increase was due to higher base salaries and benefits of $56.2 and temporary help of $11.1 incurred to support business growth (organic revenue increase of $124.9). The organic increase occurred across all regions, primarily in our domestic market. Also contributing to the organic increase was higher severance expense of $12.6.

The following table details our salaries and related expenses as a percentage of total consolidated revenue.

	Three months ended March 31,
	2011	2010
Salaries and related expenses	73.2%	73.2%
Base salaries, benefits and tax	60.5%	61.9%
Incentive expense	4.4%	4.0%
Severance expense	1.6%	0.8%
Temporary help	4.1%	3.6%
All other salaries and related expenses	2.6%	2.9%

Office and General Expenses

		Components of Change				Change
	2010	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	2011	Organic	Total
Three months ended March 31,	$416.8	$4.4	$0.4	$17.6	$439.2	4.2%	5.4%

Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the first quarter of 2011 to 29.8% from 31.2% in the first quarter of 2010. Office and general expenses in the first quarter of 2011 increased by $22.4 compared to the first quarter of 2010, primarily consisting of an organic increase of $17.6 and an adverse foreign currency rate impact of $4.4. The organic increase was primarily due to higher production expenses related to pass-through costs for certain projects where we acted as a principal that increased in size or were new during the first quarter of 2011. Also contributing to the organic increase was higher discretionary spending to support business growth and was partially offset by lower occupancy costs.

The following table details our office and general expenses as a percentage of total consolidated revenue. All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Three months ended March 31,
	2011	2010
Office and general expenses	29.8%	31.2%
Professional fees	2.0%	2.1%
Occupancy expense (excluding depreciation and amortization)	8.5%	9.3%
Travel & entertainment, office supplies and telecommunications	4.0%	4.1%
All other office and general expenses	15.3%	15.7%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2011	2010
Cash interest on debt obligations	$(33.9)	$(33.5)
Non-cash interest	2.0	0.9

Interest expense	(31.9)	(32.6)
Interest income	8.3	6.5

Net interest expense	(23.6)	(26.1)
Other (expense) income, net	(6.1)	0.5

Total (expenses) and other income	$(29.7)	$(25.6)

Net Interest Expense

For the three months ended March 31, 2011, net interest expense decreased by $2.5 as compared to the prior-year period, primarily due to an increase in interest income. Interest income increased primarily due to an increase in average cash and cash equivalent balances in various countries around the world for the three months ended March 31, 2011 compared to the prior-year period. Non-cash interest expense benefitted from no longer amortizing the discount on our Floating Rate Senior Unsecured Notes due 2010, which matured in the prior year. Cash interest expense was virtually unchanged as lower interest expense resulting from prior year debt repayments was offset by higher interest expense related to increasing the size of our credit facility in the second quarter of 2010 and a favorable impact from interest rate swaps realized in the first quarter of 2010.

Other (Expense) Income, net

Results of operations for the three months ended March 31, 2011 and 2010 include certain items which are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2011	2010
(Losses) gains on sales of businesses and investments	$(6.6)	$0.2
Other income, net	0.5	0.3

Total other (expense) income, net	$(6.1)	$0.5

Sales of Businesses and Investments – During the three months ended March 31, 2011, we recognized a loss relating to the sale of a business in the domestic market within our Integrated Agency Networks (“IAN”) segment.

INCOME TAXES

	Three months ended March 31,
	2011	2010
Loss before income taxes	$(75.0)	$(85.0)

Benefit of income taxes	$(21.5)	$(15.3)

Effective tax rate	28.7%	18.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. Specifically, for the three months ended March 31, 2011, the effective tax rate of 28.7% was negatively impacted by losses in certain foreign locations for which we receive no benefit due to 100% valuation allowances and the establishment of a valuation allowance in the United Kingdom. Our effective tax rate was positively impacted due to tax efficiencies from entity consolidation in the Asia Pacific region and the loss relating to the sale of a business in the domestic market.

For the three months ended March 31, 2010, the difference between the effective tax rate and the statutory rate of 35% was primarily due to losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances, the establishment of valuation allowances in Europe and the loss from the devaluation of the Venezuelan currency, for which we receive no tax benefit.

Segment Results of Operations – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

As discussed in Note 8 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2011: IAN and Constituency Management Group (“CMG”). We also report results for the Corporate and other group.

IAN

REVENUE

		Components of Change				Change
	Three months ended March 31, 2010	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2011	Organic	Total
Consolidated	$1,109.2	$11.7	$7.9	$107.1	$1,235.9	9.7%	11.4%
Domestic	637.1	0.0	0.0	64.1	701.2	10.1%	10.1%
International	472.1	11.7	7.9	43.0	534.7	9.1%	13.3%

During the first quarter of 2011, IAN revenue increased by $126.7 compared to the first quarter of 2010, primarily consisting of an organic revenue increase of $107.1. The increase in revenue at our IAN segment represented approximately 86% of the total organic revenue increase and was attributable to the reasons described in the consolidated revenue discussion.

SEGMENT OPERATING LOSS

	Three months ended March 31,
	2011	2010	Change
Segment operating loss	$(21.4)	$(33.3)	(35.7)%
Operating margin	(1.7)%	(3.0)%

Operating loss improved during the first quarter of 2011 when compared to the first quarter of 2010 due to an increase in revenue of $126.7, partially offset by increases in salaries and related expenses of $91.8 and office and general expenses of $23.0. The increase in salaries and related expenses was primarily due to higher base salaries, benefits and temporary help across most of the agencies within IAN to support business growth. Also contributing to the increase in salaries and related expenses was higher severance expense and incentive award expense compared to the prior-year period. Office and general expenses increased primarily due to higher production expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

CMG

REVENUE

		Components of Change				Change
	Three months ended March 31, 2010	Foreign Currency	Net Acquisitions/ (Divestitures)	Organic	Three months ended March 31, 2011	Organic	Total
Consolidated	$227.8	$1.5	$(8.2)	$17.8	$238.9	7.8%	4.9%
Domestic	166.0	0.0	(8.5)	6.6	164.1	4.0%	(1.1)%
International	61.8	1.5	0.3	11.2	74.8	18.1%	21.0%

During the first quarter of 2011, CMG revenue increased by $11.1 compared to the first quarter of 2010, primarily due to an organic revenue increase of $17.8, partially offset by the effect of net divestitures of $8.2. The organic revenue increase was primarily due to increases in client spending in most disciplines, primarily our public relations and events marketing businesses. The international organic increase was most notably in the Asia Pacific region, primarily in Australia and China, and in the United Kingdom. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete. The reduction in revenue due to net divestitures primarily relate to the sale of a business in our domestic market in the fourth quarter of 2010.

SEGMENT OPERATING INCOME

	Three months ended March 31,
	2011	2010	Change
Segment operating income	$10.7	$7.7	39.0%
Operating margin	4.5%	3.4%

Operating income increased during the first quarter of 2011 when compared to the first quarter of 2010 due to an increase in revenue of $11.1, partially offset by increases in salaries and related expenses of $6.2 and office and general expenses of $1.9. Salaries and related expenses increased across all disciplines due to higher base salaries, benefits and temporary help primarily to support business growth. Office and general expenses increased primarily due to higher discretionary spending.

CORPORATE AND OTHER

Certain corporate and other charges are reported as a separate line item within total segment operating loss and include corporate office expenses and shared service center expenses, as well as certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of these expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Corporate and other expenses of $33.8 during the first quarter of 2011 were essentially flat compared to the prior-year period as higher severance expense was offset by lower occupancy costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW OVERVIEW

The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Three months ended March 31,
Cash Flow Data	2011	2010
Net loss, adjusted to reconcile net loss to net cash used in operating activities [1]	$(43.1)	$(46.9)
Net cash used in working capital [2]	(735.8)	(482.5)
Changes in other non-current assets and liabilities using cash	(22.8)	(26.1)

Net cash used in operating activities	$(801.7)	$(555.5)
Net cash (used in) provided by investing activities	(16.8)	13.0
Net cash used in financing activities	(45.4)	(16.2)

1	Reflects net loss adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation and deferred income taxes.
2	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.

Balance Sheet Data	March 31, 2011	December 31, 2010	March 31, 2010
Cash, cash equivalents and marketable securities	$1,854.3	$2,689.4	$1,941.5

Short-term borrowings	$116.2	$114.8	$86.3
Current portion of long-term debt	452.4	38.9	215.5
Long-term debt	1,165.9	1,583.3	1,634.5

Total debt	$1,734.5	$1,737.0	$1,936.3

Operating Activities

Net cash used in operating activities during the first three months of 2011 was $801.7, which is an increase of $246.2 as compared to the first three months of 2010, primarily as a result of an increase in working capital usage of $253.3. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The net working capital usage in the first three months of 2011 was primarily impacted by our media businesses.

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

Investing Activities

Net cash used in investing activities during the first three months of 2011 primarily reflects capital expenditures of $16.9. Capital expenditures relate primarily to computer software and hardware and leasehold improvements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

Financing Activities

Net cash used in financing activities during the first three months of 2011 primarily relate to dividend payments of $28.5 on our common stock.

Foreign Exchange Rate Changes

The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in an increase of $28.4 during the first three months of 2011. This increase primarily reflects the strengthening of the Euro, as well as several other foreign currencies, against the U.S. Dollar as of March 31, 2011 as compared to December 31, 2010.

LIQUIDITY OUTLOOK

We expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We also have a committed corporate credit facility available to support our operating needs. We continue to maintain a conservative approach to liquidity, with flexibility over significant uses of cash, including our capital expenditures, cash used for new acquisitions, our common stock repurchase program and our common stock dividends.

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

Funding Requirements

Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, dividends, taxes, debt service and contributions to pension and postretirement plans. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options arising from prior acquisitions to sell us their interests. Notable funding requirements include:

•

Acquisitions – We expect to pay approximately $89.8 for the remainder of 2011 related to prior year acquisitions, of which $87.3 is expected to be paid in the second quarter of 2011. We may also be required to pay approximately $36.2 related to put options held by minority shareholders that are exercisable during 2011. We will continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•

Dividends – On February 24, 2011 our Board of Directors (“Board”) declared a dividend of $0.06 per share on our common shares, payable on March 25, 2011 to holders of record at the close of business on March 11, 2011, and we intend to continue quarterly common stock dividend payments. As of March 11, 2011 we had 475.4 shares outstanding (excluding restricted shares), which corresponded to an aggregate dividend payment of $28.5. Assuming a quarterly dividend of $0.06 per share and no significant change in the number of outstanding shares, we expect to pay approximately $85.0 for the remainder of 2011. We also pay regular quarterly dividends of $2.9, or $11.6 annually, on our Series B Preferred Stock.

•

Debt service – Our 7.25% Senior Unsecured Notes due 2011 (the “2011 Notes”) mature on August 15, 2011. As of March 31, 2011 we had $36.3 aggregate principal amount of the 2011 Notes outstanding, and we expect to use available cash to retire these outstanding notes. On March 15, 2012 holders of our $400.0 4.25% Convertible Senior Notes due 2023 may require us to repurchase their notes for cash at par. The remainder of our debt is primarily long-term, with maturities scheduled through 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

•

Contributions to pension plans – Our funding policy regarding our pension plan is to contribute amounts necessary to satisfy minimum pension funding requirements, plus such additional amounts as we consider appropriate to improve the plans’ funded status. During the three months ended March 31, 2011, we contributed $11.7 of cash to our domestic pension plan and $5.8 of cash to our foreign pension plans. For the remainder of 2011, we expect to contribute approximately $2.4 and $19.0 of cash to our domestic and foreign pension plans, respectively.

Share Repurchase Program

On February 24, 2011 our Board authorized a program to repurchase from time to time up to $300.0 of our common stock. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. The share repurchase program has no expiration date. During the period from the Board’s authorization through March 31, 2011, we repurchased 0.9 shares at an average price of $12.36 per share and an aggregate cost of $10.5. We expect to continue to repurchase our common stock during 2011, although the timing and amount of the repurchases will depend on market conditions and our other funding requirements.

FINANCING AND SOURCES OF FUNDS

Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, primarily at the holding company level and at our largest subsidiaries. Below is a summary of our sources of liquidity.

	March 31, 2011
	Total Facility	Amount Outstanding	Letters of Credit[1]	Total Available
Cash, cash equivalents and marketable securities				$1,854.3
Committed credit agreement	$650.0	$0.0	$15.7	$634.3
Uncommitted facilities	$464.7	$116.2	$0.1	$348.4

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.

Credit Facilities

We maintain a committed corporate credit facility to increase our financial flexibility. The credit facility is a revolving facility expiring July 18, 2013, under which amounts borrowed by us or any of our subsidiaries designated under the credit facility may be repaid and reborrowed, subject to an aggregate lending limit of $650.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a limit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the credit facility are unsecured. We have not drawn on any of our corporate credit facilities since 2003, although we use them for letters of credit primarily to support obligations of our subsidiaries.

We were in compliance with all of our covenants in the credit facility as of March 31, 2011. The table below sets forth the financial covenants applicable as of March 31, 2011.

Financial Covenants	Four Quarters Ended March 31, 2011	EBITDA Reconciliation	Four Quarters Ended March 31, 2011
Interest coverage ratio (not less than)	4.25x	Operating income	$562.9
Actual interest coverage ratio	6.58x	Add:
		Depreciation and amortization	198.5
Leverage ratio (not greater than)	3.25x	Other non-cash amounts	(0.5)

Actual leverage ratio	2.28x	EBITDA	$760.9

EBITDA (not less than)	$550.0
Actual EBITDA	$760.9

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

If we were unable to comply with our covenants in the future, we would seek an amendment or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we were unable to obtain the necessary amendment or waiver, the credit facility could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit under the credit facility.

We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of March 31, 2011 was approximately 5.0%.

Cash Pooling

We aggregate our net domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of March 31, 2011 the amount netted was $1,011.7.

DEBT CREDIT RATINGS

Our long-term debt credit ratings as of April 15, 2011 are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Ba2	BB	BBB
Outlook	Positive	Positive	Stable

The most recent update to our credit ratings occurred in March 2011 when Standard and Poor’s placed our credit rating on positive credit watch. Previously, in November 2010, Standard and Poor’s changed our outlook from stable to positive. Additionally, in October 2010 Fitch Ratings upgraded our rating from BB+ to BBB, which is an investment grade rating, and changed our outlook from positive to stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, including, among other things, because they could affect funding costs in the capital markets or otherwise. For example, our credit facility fees and borrowing rates are based on a credit ratings grid.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2010. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING STANDARDS

See Note 11 to the unaudited Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2011 or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. During the first quarter of 2011, we entered into an interest rate swap agreement. We entered into an additional interest rate swap agreement in April 2011. We use interest rate swap agreements to manage our exposure to changes in interest rates. We do not expect these swap agreements to materially alter our exposure to market risk. See Note 2 to the unaudited Consolidated Financial Statements for further information on our interest rate swap agreements. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our current legal proceedings is set forth in Note 10 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

In the first quarter of 2011, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from January 1, 2011 to March 31, 2011.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31	39,821	$10.74	0	$0
February 1-28	0	0.00	0	0
March 1-31	1,238,797	12.39	851,300	$289,473,831

Total	1,278,618	$12.34	851,300

[1]

Includes shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 39,821 Withheld Shares in January 2011 and 387,497 Withheld Shares in March 2011, for a total of 427,318 Withheld Shares during the three-month period.

[2]

The average price per share of the Withheld Shares in January was calculated by dividing the aggregate value of the tax withholding obligations for that month by the aggregate number of shares of common stock withheld in such month. The average price per share for the month of March and for the three-month period was calculated by dividing the sum for the applicable period of the aggregate value of the Withheld Shares and the aggregate amount we paid for shares acquired under our common stock repurchase program by the sum of the number of Withheld Shares and the number of shares acquired in our stock repurchase program.

[3]	On February 24, 2011 our Board of Directors approved a program to repurchase from time to time up to $300 million of our common stock. There is no expiration date associated with the program.

Working Capital Restrictions and Other Limitations on the Payment of Dividends

The credit facility contains certain covenants that, among other things, and subject to certain exceptions, restrict us from making cash acquisitions, making capital expenditures, repurchasing our common stock and declaring or paying cash dividends on our common stock, in excess of an aggregate basket of $600.0 million in any fiscal year, of which we may carry forward unused amounts of up to $200.0 million to the next fiscal year, provided that (a) if we have a leverage ratio of greater than 2.75 to 1 at the end of any fiscal year, we may not carry forward unused amounts, and cash common stock dividends and net share repurchases not otherwise permitted will be restricted to $400.0 million for the next fiscal year, and (b) if we have a leverage ratio of 2.75 to 1 or less at the end of any fiscal year, in the next fiscal year the aggregate basket will be $800.0 million and cash common stock dividends and net share repurchases not otherwise permitted may not exceed $600.0 million. In addition, the aggregate basket in any fiscal year, but not the amount for cash common stock and net share repurchases, may be increased, subject to certain limitations, by up to $100.0 million of net cash proceeds from dispositions made during such fiscal year.

In addition, the terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made.

Item 6.	Exhibits

All exhibits required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents, are listed in the Exhibit Index that immediately precedes the exhibits filed with this Report on Form 10-Q and the exhibits transmitted to the Securities and Exchange Commission as part of the electronic filing of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth
Chairman and Chief Executive Officer

Date: April 28, 2011

By	/s/ Christopher F. Carroll
Christopher F. Carroll
Senior Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: April 28, 2011

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10(iii)(A)(1)	Retirement Agreement, effective as of March 24, 2011, between The Interpublic Group of Companies, Inc. (“Interpublic”) and Timothy Sompolski is incorporated by reference to Exhibit 10.1 to Interpublic’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2011.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File for the period ended March 31, 2011.