Form 10-Q
period 2011-06-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2011-07-28
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐    No ☒
The number of shares of the registrant’s common stock outstanding as of July 15, 2011 was 478,523,337.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
REVENUE	$1,740.7	$1,611.7	$3,215.5	$2,948.7

OPERATING EXPENSES:
Salaries and related expenses	1,095.7	991.0	2,175.8	1,970.3
Office and general expenses	470.8	442.9	910.0	859.7
Restructuring and other reorganization-related charges, net	0.2	0.6	1.0	0.9
Total operating expenses	1,566.7	1,434.5	3,086.8	2,830.9

OPERATING INCOME	174.0	177.2	128.7	117.8

EXPENSES AND OTHER INCOME:
Interest expense	(33.1)	(35.0)	(65.0)	(67.6)
Interest income	9.7	6.1	18.0	12.6
Other income (expense), net	5.3	(2.1)	(0.8)	(1.6)
Total (expenses) and other income	(18.1)	(31.0)	(47.8)	(56.6)

Income before income taxes	155.9	146.2	80.9	61.2
Provision for income taxes	47.6	63.3	26.1	48.0
Income of consolidated companies	108.3	82.9	54.8	13.2
Equity in net income (loss) of unconsolidated affiliates	0.6	0.2	0.9	(0.4)
NET INCOME	108.9	83.1	55.7	12.8
Net (income) loss attributable to noncontrolling interests	(4.3)	(0.6)	3.7	5.1
NET INCOME ATTRIBUTABLE TO IPG	104.6	82.5	59.4	17.9
Dividends on preferred stock	(2.9)	(2.9)	(5.8)	(9.8)
Benefit from preferred stock repurchased	0.0	25.7	0.0	25.7
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$101.7	$105.3	$53.6	$33.8

Earnings per share available to IPG common stockholders:
Basic	$0.21	$0.22	$0.11	$0.07
Diluted	$0.19	$0.15	$0.11	$0.02

Weighted-average number of common shares outstanding:
Basic	473.1	473.0	474.6	472.1
Diluted	546.9	544.9	515.6	531.6

Dividends declared per common share	$0.06	$0.00	$0.12	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS:
Cash and cash equivalents	$1,809.8	$2,675.7
Marketable securities	14.2	13.7
Accounts receivable, net of allowance of $63.4 and $63.1	4,160.9	4,317.6
Expenditures billable to clients	1,348.7	1,217.1
Other current assets	260.1	229.4
Total current assets	7,593.7	8,453.5
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,206.6 and $1,147.1	450.8	454.3
Deferred income taxes	373.0	334.2
Goodwill	3,427.1	3,368.5
Other non-current assets	457.0	460.3
TOTAL ASSETS	$12,301.6	$13,070.8

LIABILITIES:
Accounts payable	$4,064.7	$4,474.5
Accrued liabilities	2,849.4	3,112.7
Short-term borrowings	150.0	114.8
Current portion of long-term debt	448.6	38.9
Total current liabilities	7,512.7	7,740.9
Long-term debt	1,167.8	1,583.3
Deferred compensation	451.4	486.1
Other non-current liabilities	402.1	402.4
TOTAL LIABILITIES	9,534.0	10,212.7

Redeemable noncontrolling interests (see Note 4)	272.1	291.2

STOCKHOLDERS’ EQUITY:
Preferred stock	221.5	221.5
Common stock	48.1	47.5
Additional paid-in capital	2,398.0	2,456.8
Accumulated deficit	(4.3)	(63.7)
Accumulated other comprehensive loss, net of tax	(46.6)	(119.0)
	2,616.7	2,543.1
Less: Treasury stock	(153.1)	(14.1)
Total IPG stockholders’ equity	2,463.6	2,529.0
Noncontrolling interests	31.9	37.9
TOTAL STOCKHOLDERS’ EQUITY	2,495.5	2,566.9
TOTAL LIABILITIES AND EQUITY	$12,301.6	$13,070.8

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55.7	$12.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	73.3	74.2
Provision for uncollectible receivables	5.7	6.7
Amortization of restricted stock and other non-cash compensation	29.5	26.5
Net amortization of bond premiums and deferred financing costs	(4.0)	(1.8)
Deferred income tax (benefit) provision	(36.1)	4.4
Other	13.7	18.3
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	251.0	(144.7)
Expenditures billable to clients	(107.7)	(161.1)
Other current assets	(30.7)	(25.3)
Accounts payable	(415.7)	139.3
Accrued liabilities	(365.6)	(124.8)
Other non-current assets and liabilities	(70.8)	(26.7)
Net cash used in operating activities	(601.7)	(202.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53.1)	(28.3)
Proceeds from sales of businesses and investments, net of cash sold	7.0	30.9
Acquisitions, including deferred payments, net of cash acquired	(38.6)	(9.0)
Other investing activities	0.2	(2.9)
Net cash used in investing activities	(84.5)	(9.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(139.0)	0.0
Common stock dividends	(56.8)	0.0
Exercise of stock options	11.7	0.0
Repurchase of preferred stock	0.0	(265.9)
Purchase of long-term debt	0.0	(21.4)
Net increase in short term bank borrowings	24.7	3.6
Acquisition related payments	(47.6)	0.0
Distributions to noncontrolling interests	(10.7)	(12.1)
Preferred stock dividends	(5.8)	(13.8)
Other financing activities	2.8	(6.3)
Net cash used in financing activities	(220.7)	(315.9)
Effect of foreign exchange rate changes on cash and cash equivalents	41.0	(37.9)
Net decrease in cash and cash equivalents	(865.9)	(565.3)
Cash and cash equivalents at beginning of period	2,675.7	2,495.2
Cash and cash equivalents at end of period	$1,809.8	$1,929.9
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Millions)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2010	$221.5	489.5	$47.5	$2,456.8	$(63.7)	$(119.0)	$(14.1)	$2,529.0	$37.9	$2,566.9
Net income (loss)					59.4			59.4	(3.7)	55.7
Foreign currency translation adjustments, net of tax						65.6		65.6	0.4	66.0
Changes in market value of securities available-for-sale, net of tax						0.6		0.6		0.6
Recognition of previously unrealized loss on securities available-for-sale, net of tax						0.2		0.2		0.2
Unrecognized losses, transition obligation and prior service cost, net of tax						6.0		6.0		6.0
Total comprehensive income (loss)								$131.8	$(3.3)	$128.5
Reclassifications related to redeemable noncontrolling interests									10.2	10.2
Noncontrolling interest transactions				(0.3)				(0.3)	(3.1)	(3.4)
Distributions to noncontrolling interests									(10.7)	(10.7)
Change in redemption value of redeemable noncontrolling interests				(10.3)				(10.3)		(10.3)
Repurchase of common stock							(139.0)	(139.0)		(139.0)
Common stock dividends				(56.8)				(56.8)		(56.8)
Preferred stock dividends				(5.8)				(5.8)		(5.8)
Stock-based compensation				27.2				27.2		27.2
Exercise of stock options		1.2	0.1	11.7				11.8		11.8
Restricted stock, net of forfeitures		0.6	0.5	(27.2)				(26.7)		(26.7)
Other		0.1	0.0	2.7				2.7	0.9	3.6
Balance at June 30, 2011	$221.5	491.4	$48.1	$2,398.0	$(4.3)	$(46.6)	$(153.1)	$2,463.6	$31.9	$2,495.5

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) – (CONTINUED)
(Amounts in Millions)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2009	$525.0	486.5	$47.1	$2,441.0	$(324.8)	$(176.6)	$(14.0)	$2,497.7	$38.6	$2,536.3
Net income (loss)					17.9			17.9	(5.1)	12.8
Foreign currency translation adjustments, net of tax						(67.8)		(67.8)	(0.1)	(67.9)
Changes in market value of securities available-for-sale, net of tax						0.1		0.1		0.1
Unrecognized losses, transition obligation and prior service cost, net of tax						3.5		3.5		3.5
Total comprehensive loss								$(46.3)	$(5.2)	$(51.5)
Reclassifications related to redeemable noncontrolling interests									16.9	16.9
Noncontrolling interest transactions				(18.8)				(18.8)	(0.1)	(18.9)
Distributions to noncontrolling interests									(12.1)	(12.1)
Change in redemption value of redeemable noncontrolling interests				(4.7)				(4.7)		(4.7)
Repurchase of preferred stock	(303.5)			35.9				(267.6)		(267.6)
Preferred stock dividends				(9.8)				(9.8)		(9.8)
Stock-based compensation				28.8				28.8		28.8
Restricted stock, net of forfeitures		2.2	0.3	(11.1)				(10.8)		(10.8)
Other		0.2	0.0	1.3			(0.1)	1.2		1.2
Balance at June 30, 2010	$221.5	488.9	$47.4	$2,462.6	$(306.9)	$(240.8)	$(14.1)	$2,169.7	$38.1	$2,207.8

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
During the first quarter of 2011, we changed the classification of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions from a gross to a net basis in a country. This change, which was applied retrospectively and does not change previously reported operating income or net income, decreased revenue and office and general expense by $6.1 for the three months ended June 30, 2010, and by $10.4 for the six months ended June 30, 2010. A comparable amount is included as a reduction to revenue and office and general expense for the three and six months ended June 30, 2011. We believe this presentation better aligns the Company’s internal financial and operational management reporting as well as increases consistency in our external reporting across the countries in which we operate.

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate		June 30, 2011		December 31, 2010
			Book Value	Fair Value [2]	Book Value	Fair Value [2]
7.25% Senior Unsecured Notes due 2011	7.25%	[1]	$36.3	$36.3	$36.3	$37.0
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.3)	6.29%	[1]	355.0	385.9	353.3	378.0
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $10.0)	10.38%		590.0	703.5	589.4	705.0
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $3.8)	3.50%		203.8	249.1	205.0	235.0
4.25% Convertible Senior Notes due 2023 (plus unamortized premium of $10.2)	0.58%		410.2	452.5	417.4	444.4
Other notes payable and capitalized leases			21.1		20.8
Total long-term debt			1,616.4		1,622.2
Less: current portion [3]			448.6		38.9
Long-term debt, excluding current portion			$1,167.8		$1,583.3

1	Excludes the effect of related interest rate swaps.

2	Fair values are derived from trading quotes by institutions making a market in the securities and estimations of value by those institutions using proprietary models.

3
On March 15, 2012, holders of our 4.25% Convertible Senior Notes due 2023 (the “4.25% Notes”) may require us to repurchase their notes for cash at par and as such, we included these notes in the current portion of long-tern debt on our June 30, 2011 unaudited Consolidated Balance Sheet. Any 4.25% Notes not repurchased on March 15, 2012 will be reclassified to long-term debt.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Interest Rate Swaps
In March 2011, we entered into an interest rate swap agreement related to our 6.25% Senior Unsecured Notes due 2014 (the “2014 Notes”) to effectively convert $100.0 notional amount of our $350.0 2014 Notes from fixed rate to floating rate debt. In April 2011, we entered into an additional interest rate swap agreement related to the 2014 Notes to effectively convert an additional $100.0 notional amount of our 2014 Notes from fixed to floating rate debt. In May 2011, we terminated all of the interest rate swaps related to the 2014 Notes, which were settled for a total of $2.7, received in cash, which included accrued and unpaid interest. Upon termination of these swaps, a debt premium equal to the swaps' fair value of $2.3 was recorded as an adjustment to the carrying value of the debt and will be amortized as a reduction to interest expense over the remaining term of the 2014 Notes, resulting in an annual effective interest rate of 5.8%.

Credit Facilities
On May 31, 2011, we entered into an amendment and restatement of our credit agreement originally dated as of July 18, 2008 (the “Credit Agreement”), increasing the commitments of the lenders to $1,000.0 from $650.0, and extending the Credit Agreement's expiration to May 31, 2016. Additionally, the amendments modified our financial covenants, and provided additional flexibility with respect to, or eliminated, certain covenants such as restrictions on acquisitions, capital expenditures and restricted payments.  In addition, the cost structure was reduced.
We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2011. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. As of June 30, 2011, we had received investment-grade ratings from two of the major credit ratings agencies, and consequently we are not required to satisfy a minimum EBITDA financial covenant and no longer have limitations on restricted payments. The table below sets forth the financial covenants in effect as of June 30, 2011.

	Q2 2011	Q3 2011	Q4 2011 & Thereafter
Interest coverage ratio (not less than): [1]	4.50x	5.00x	5.00x
Leverage ratio (not greater than): [2]	3.25x	3.00x	2.75x

1	The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense plus cash dividends on convertible preferred stock for the four quarters then ended.

2	The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended.

Convertible Senior Notes
The conversion rates of our 4.25% Notes and 4.75% Convertible Senior Notes due 2023 (the "4.75% Notes," and, together with the 4.25% Notes, the "Convertible Notes") are subject to adjustment in specified circumstances, including any payment of cash dividends on our common stock. As of June 30, 2011, the conversion rate for our Convertible Notes has been adjusted from 80.5153 to 81.3289 as a result of the cumulative effect of the cash dividends declared and paid on our common stock during the first half of 2011, resulting in a corresponding adjustment of the conversion price from $12.42 to $12.30. The conversion rate of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock is also subject to adjustment for the payment of cash dividends on our common stock, but has not been adjusted as the applicable threshold for adjustment has not been reached.

Capped Call
In November 2010 we purchased capped call options to hedge the risk of price appreciation on the shares of our common stock into which our 4.75% Notes are convertible.  During the second quarter of 2011, the strike price and cap price related to the capped call options were adjusted due to the payment of cash dividends on our common stock. As of June 30, 2011, the options give us the right to purchase up to 16.3 shares of our common stock at a strike price of $12.30 per share (previously $12.42), except that the economic value of the net proceeds of exercising the options will not exceed the difference between the strike price and the adjusted cap price of $18.08 per share (previously $18.26).

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 3:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income available to IPG common stockholders - basic	$101.7	$105.3	$53.6	$33.8
Adjustments: Effect of dilutive securities
Interest on 4.25% Notes	0.4	0.4	0.7	0.7
Interest on 4.75% Notes	1.0	1.0	0.0	0.0
Preferred stock dividends	2.9	0.0	0.0	0.0
Benefit from preferred stock repurchased [1]	0.0	(25.7)	0.0	(21.7)
Net income available to IPG common stockholders - diluted	$106.0	$81.0	$54.3	$12.8

Weighted-average number of common shares outstanding - basic	473.1	473.0	474.6	472.1
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	8.8	9.8	8.5	9.3
4.25% Notes	32.5	32.2	32.5	32.2
4.75% Notes	16.3	16.1	0.0	0.0
Preferred stock outstanding	16.2	0.0	0.0	0.0
Preferred stock repurchased	0.0	13.8	0.0	18.0

Weighted-average number of common shares outstanding - diluted	546.9	544.9	515.6	531.6

Earnings per share available to IPG common stockholders - basic	$0.21	$0.22	$0.11	$0.07
Earnings per share available to IPG common stockholders - diluted	$0.19	$0.15	$0.11	$0.02

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

The following table presents the potential shares excluded from the diluted earnings per share calculation because the effect of including these potential shares would be antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
4.75% Notes	0.0	0.0	16.3	16.1
Preferred stock outstanding	0.0	16.2	16.2	16.2
Total	0.0	16.2	32.5	32.3

Securities excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price:
Stock options [1]	7.7	19.9	7.7	19.9

1
These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive, and application of the treasury stock method would reduce this amount.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	June 30, 2011	December 31, 2010
Media and production expenses	$2,249.2	$2,332.2
Salaries, benefits and related expenses	365.2	470.0
Office and related expenses	54.3	62.0
Acquisition obligations	8.5	63.5
Interest	40.8	41.5
Professional fees	17.9	24.6
Other	113.5	118.9
Total accrued liabilities	$2,849.4	$3,112.7
Acquisition obligations – During the second quarter of 2011 we paid acquisition obligations, including payments of $32.9 relating to transactions with consolidated subsidiaries where we have increased our ownership interests, which are classified within acquisition related payments in the financing section of the unaudited Consolidated Statements of Cash Flows. Additionally, we paid deferred payments of $31.8 relating to a prior-year acquisition, which was classified within acquisitions, including deferred payments, net of cash acquired in the investing section of the unaudited Consolidated Statements of Cash Flows.

2004 Restatement Liabilities
As part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. As of June 30, 2011, and December 31, 2010, we had vendor discounts and credit liabilities of $77.7 and $82.5, respectively, related to the 2004 Restatement.

Other Income (Expense), net
Results of operations for the three and six months ended June 30, 2011 and 2010 include certain items which are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gains (losses) on sales of businesses and investments	$0.3	$(3.3)	$(6.2)	$(3.1)
Vendor discounts and credit adjustments	2.8	2.2	2.9	2.0
Other income (expense), net	2.2	(1.0)	2.5	(0.5)
Total other income (expense), net	$5.3	$(2.1)	$(0.8)	$(1.6)
Sales of Businesses and Investments – During the first half of 2011, we recognized a loss relating to the sale of a business in the domestic market within our Integrated Agency Networks (“IAN”) segment. During the second quarter of 2010, we recognized a loss primarily related to the sale of one of our European businesses.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.

Share Repurchase Program
On February 24, 2011 our Board of Directors (the “Board”) authorized a program to repurchase from time to time up to $300.0 of our common stock. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. The timing and amount of repurchases under the authorization will depend on market conditions and our other funding requirements. The share repurchase program has no expiration date. During the period since the Board’s authorization we repurchased 12.0 shares that have settled through June 30, 2011, at an average price of $11.61 per share and an aggregate cost of $139.0, including fees. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and our other funding requirements.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Redeemable Noncontrolling Interests
The following table presents changes in our redeemable noncontrolling interests.

	Six months ended June 30,
	2011	2010
Balance at beginning of period	$291.2	$277.8
Change in related noncontrolling interest balance	(10.2)	(16.9)
Changes in redemption value of redeemable noncontrolling interests:
Additions	5.5	21.0
Redemptions and reclassifications	(25.4)	(16.7)
Redemption value adjustments [1]	11.0	4.2
Balance at end of period	$272.1	$269.4

1
Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustment to the redemption value impacts additional paid-in capital, except adjustments as a result of currency translation.

Note 5:  Income Taxes
For the three months ended June 30, 2011, our effective tax rate of 30.5% was positively impacted from the recognition of previously unrecognized tax benefits primarily as a result of the settlement of the 2007-2008 IRS audit cycle.
In addition to the positive factor noted above, the effective tax rate for the six months ended June 30, 2011 of 32.3% was positively impacted due to tax efficiencies from entity consolidation in the Asia Pacific region and the loss relating to the sale of a business in the domestic market. The effective tax rate was negatively impacted by state and local taxes, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the net establishment of valuation allowances, primarily in the United Kingdom.
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
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $3.0 and $13.0 in the next twelve months, a portion of which will affect the effective tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations. This net decrease is related to various items of income and expense, primarily transfer pricing adjustments.
We are effectively settled with respect to U.S. income tax audits for years prior to 2009. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 1999, or non-U.S. income tax audits for years prior to 2003.
Note 6:  Comprehensive Income

	Three months ended June 30,
	2011	2010
Net income	$108.9	$83.1
Foreign currency translation adjustment, net of tax	22.3	(52.6)
Adjustments to pension and other postretirement plans, net of tax	4.8	2.5
Net unrealized holding gains on securities, net of tax	0.3	0.0
Total comprehensive income	136.3	33.0
Comprehensive income attributable to noncontrolling interests	4.5	0.6
Comprehensive income attributable to IPG	$131.8	$32.4
Comprehensive income (loss) for the six months ended June 30, 2011 and 2010 is displayed in the unaudited Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss).

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 7:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders.
We issued the following stock-based awards under the 2009 Performance Incentive Plan (the “2009 PIP”) during the six months ended June 30, 2011.

	Awards	Weighted-average grant-date fair value (per award)
Stock options	0.7	$4.73
Stock-settled awards	0.7	$12.83
Performance-based awards	1.8	$11.43
Total stock-based compensation awards	3.2
During the six months ended June 30, 2011, the Compensation Committee granted performance cash awards under the 2009 PIP with a total target value of $71.0. Of this amount, awards with a total target value of $31.8 will be settled in shares upon vesting. The number of shares to be settled on the vesting date will be calculated as the cash value adjusted for performance divided by our stock price on the vesting date. Additionally, during the six months ended June 30, 2011, the Compensation Committee granted cash awards under the Interpublic Restricted Cash Plan with a total target value of $1.9. Cash awards will be amortized over the vesting period, typically three years.

Note 8:  Employee Benefits
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

	Domestic Pension Plan		Foreign Pension Plans		Postretirement Benefit Plans
Three months ended June 30,	2011	2010	2011	2010	2011	2010
Service cost	$0.0	$0.0	$2.9	$2.4	$0.0	$0.0
Interest cost	1.7	1.8	5.9	5.7	0.6	0.6
Expected return on plan assets	(1.9)	(1.8)	(4.8)	(4.1)	0.0	0.0
Settlement losses	0.0	0.0	0.0	0.6	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.1	0.1
Prior service cost	0.0	0.0	0.1	0.0	0.0	0.0
Unrecognized actuarial losses	1.6	2.1	0.1	0.4	0.0	0.0
Net periodic cost	$1.4	$2.1	$4.2	$5.0	$0.7	$0.7

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Domestic Pension Plan		Foreign Pension Plans		Postretirement Benefit Plans
Six months ended June 30,	2011	2010	2011	2010	2011	2010
Service cost	$0.0	$0.0	$5.1	$5.6	$0.1	$0.1
Interest cost	3.4	3.6	11.7	11.6	1.3	1.4
Expected return on plan assets	(3.7)	(3.4)	(9.5)	(8.5)	0.0	0.0
Settlement losses	0.0	0.0	0.0	1.0	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.1	0.1
Prior service cost	0.0	0.0	0.1	0.1	0.0	0.0
Unrecognized actuarial losses	3.3	4.4	0.3	0.9	0.0	0.0
Net periodic cost	$3.0	$4.6	$7.7	$10.7	$1.5	$1.6
During the six months ended June 30, 2011, we contributed $12.5 of cash to our domestic pension plan and $12.1 of cash to our foreign pension plans. For the remainder of 2011, we expect to contribute approximately $1.6 and $11.8 of cash to our domestic and foreign pension plans, respectively.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue:
IAN	$1,471.7	$1,363.2	$2,707.6	$2,472.4
CMG	269.0	248.5	507.9	476.3
Total	$1,740.7	$1,611.7	$3,215.5	$2,948.7

Segment operating income:
IAN	$184.7	$190.0	$163.3	$156.7
CMG	28.0	21.8	38.7	29.5
Corporate and other	(38.5)	(34.0)	(72.3)	(67.5)
Total	174.2	177.8	129.7	118.7

Restructuring and other reorganization-related charges, net	(0.2)	(0.6)	(1.0)	(0.9)
Interest expense	(33.1)	(35.0)	(65.0)	(67.6)
Interest income	9.7	6.1	18.0	12.6
Other income (expense), net	5.3	(2.1)	(0.8)	(1.6)
Income before income taxes	$155.9	$146.2	$80.9	$61.2

Depreciation and amortization of fixed assets and intangible assets:
IAN	$31.4	$28.6	$60.7	$57.3
CMG	3.3	3.4	6.4	7.0
Corporate and other	3.0	4.8	6.2	9.9
Total	$37.7	$36.8	$73.3	$74.2

Capital expenditures:
IAN	$22.8	$15.7	$36.8	$24.3
CMG	2.9	1.6	4.2	1.9
Corporate and other	10.5	1.6	12.1	2.1
Total	$36.2	$18.9	$53.1	$28.3

	June 30, 2011	December 31, 2010
Total assets:
IAN	$10,353.1	$10,481.7
CMG	942.1	930.5
Corporate and other	1,006.4	1,658.6
Total	$12,301.6	$13,070.8

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
There were no changes to our valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during the six months ended June 30, 2011. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, and June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2011				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,183.0	$0.0	$0.0	$1,183.0	Cash and cash equivalents
Short-term marketable securities	14.2	0.0	0.0	14.2	Marketable securities
Long-term investments	1.4	10.4	0.0	11.8	Other assets
Total	$1,198.6	$10.4	$0.0	$1,209.0

As a percentage of total assets	9.7%	0.1%	0.0%	9.8%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$27.0	$27.0

	June 30, 2010				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,264.7	$0.0	$0.0	$1,264.7	Cash and cash equivalents
Short-term marketable securities	12.5	0.0	0.0	12.5	Marketable securities
Long-term investments	1.2	13.8	0.0	15.0	Other assets
Foreign currency derivatives [2]	0.0	0.0	0.3	0.3	Other assets
Total	$1,278.4	$13.8	$0.3	$1,292.5

As a percentage of total assets	10.9%	0.1%	0.0%	11.0%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$61.8	$61.8

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

2	Fair value is derived from changes in market value of obligations denominated in foreign currency based on an internal valuation model.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

	Three months ended June 30, 2011	Three months ended June 30, 2010
	Liabilities	Assets	Liabilities
	Mandatorily redeemable noncontrolling interests	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests
Balance at beginning of period	$57.9	$0.6	$63.5
Level 3 additions	2.5	0.0	0.3
Level 3 reductions	(33.9)	0.0	(2.9)
Realized losses included in net income	(0.5)	(0.3)	(0.9)
Balance at end of period	$27.0	$0.3	$61.8

	Six months ended June 30, 2011	Six months ended June 30, 2010
	Liabilities	Assets	Liabilities
	Mandatorily redeemable noncontrolling interests	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests
Balance at beginning of period	$52.0	$0.6	$47.8
Level 3 additions	2.5	0.0	16.1
Level 3 reductions	(28.0)	0.0	(2.9)
Realized losses included in net income	(0.4)	(0.3)	(0.8)
Foreign currency translation	0.1	0.0	0.0
Balance at end of period	$27.0	$0.3	$61.8
Level 3 reductions primarily consist of payments made related to unconditional obligations to purchase additional equity interests in previous acquisitions for cash, which are classified within the financing section of the unaudited Consolidated Statements of Cash Flows. Level 3 additions relate to unconditional obligations to purchase additional equity interests in previous acquisitions for cash in future periods. Realized losses included in net income for foreign currency derivatives and mandatorily redeemable noncontrolling interests are reported as a component of other income (expense), net and interest expense, respectively, in the unaudited Consolidated Statements of Operations.

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
Guarantees
As discussed in our 2010 Annual Report on Form 10-K, we have guarantees of certain obligations of our subsidiaries relating principally to credit facilities and operating leases of certain subsidiaries. The amount of parent company guarantees on lease obligations was $366.1 and $376.8 as of June 30, 2011 and December 31, 2010, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $332.7 and $395.0 as of June 30, 2011 and December 31, 2010, respectively.

Note 12:  Recent Accounting Standards
Comprehensive Income
In June 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance for presenting comprehensive income, which will be effective for us beginning January 1, 2012. The amended guidance eliminates the option to present other comprehensive income and its components in the statement of stockholders' equity. We may elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. We do not expect the adoption of the amended guidance to have a significant impact on our unaudited Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Fair Value Measurements
In May 2011, the FASB issued amended guidance for measuring fair value and required disclosure information about such measures, which will be effective for us beginning January 1, 2012, and applied prospectively. The amended guidance requires an entity to disclose all transfers between Level 1 and Level 2 of the fair value hierarchy as well as provide quantitative and qualitative disclosures related to Level 3 fair value measurements. Additionally, the amended guidance requires an entity to disclose the fair value hierarchy level which was used to determine the fair value of financial instruments that are not measured at fair value, but for which fair value information must be disclosed. We do not expect the adoption of the amended guidance to have a significant impact on our unaudited Consolidated Financial Statements.
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

Goodwill
In December 2010, the FASB issued amended guidance for performing goodwill impairment tests, which was effective for us January 1, 2011. The amended guidance requires reporting units with zero or negative carrying amounts to be assessed to determine if it is more likely than not that goodwill impairment exists. As part of this assessment, entities should consider all qualitative factors that could impact the carrying value. The adoption of this amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

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

EXECUTIVE SUMMARY
We are one of the world’s premier global advertising and marketing services companies. Our companies specialize in consumer advertising, digital marketing, media planning and buying, public relations and specialized communications disciplines, and create customized marketing programs for many of the world’s largest advertisers. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world, as they seek to build brands, increase sales of their products and services and gain market share.
Our business objective is to continue to strengthen our full range of marketing expertise and competitive positioning in the market place. To support our objectives, we develop and invest in a range of talent, tools and businesses that are highly relevant to the needs of our clients and offer us strong financial returns. These include investments in rapidly growing marketing channels and geographic regions as well as key strategic world markets. We operate in a media landscape that is constantly changing. Accordingly, we remain focused on meeting the evolving needs of our clients in an increasingly complex consumer environment.
Our financial priorities include maintaining competitive organic revenue growth, improving our operating margins, continuing to strengthen our liquidity profile and increasing value to our shareholders, which includes our common stock dividend and share repurchase program initiated earlier this year. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate and information technology. The improvements we have made in our financial reporting and business information systems during recent years allow us more timely and actionable insights from our global operations. We continue to derive benefits from our diversified client base, global footprint and the broad range and strength of our professional offerings. Additionally, our conservative approach to our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage our business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables present a summary of financial performance for the three and six months ended June 30, 2011, as compared with the same periods in 2010.

	Three months ended June 30, 2011		Six months ended June 30, 2011
% Increase	Total	Organic	Total	Organic
Revenue	8.0%	4.7%	9.0%	6.8%
Salaries and related expenses	10.6%	6.9%	10.4%	8.1%
Office and general expenses	6.3%	2.8%	5.9%	3.5%

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operating margin	10.0%	11.0%	4.0%	4.0%
Expenses as % of revenue:
Salaries and related expenses	62.9%	61.5%	67.7%	66.8%
Office and general expenses	27.0%	27.5%	28.3%	29.2%

Net income available to IPG common stockholders	$101.7	$105.3	$53.6	$33.8

Earnings per share available to IPG common stockholders:
Basic	$0.21	$0.22	$0.11	$0.07
Diluted	$0.19	$0.15	$0.11	$0.02
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
The change in our operating performance attributable to foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. As a result, both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first half of 2011 include the Australian Dollar, Brazilian Real, Euro and Pound Sterling. During the first half of 2011, primarily in the second quarter of 2011, the U.S. Dollar weakened against all foreign currencies in regions where we primarily conduct our business as compared to the prior-year period, which had a positive impact on our consolidated results of operations. For the second quarter of 2011, foreign currency fluctuations resulted in increases of approximately 4% in revenues, salaries and related expenses and office and general expenses, which negatively impacted our operating margin percentage by 20 basis points. For the first half of 2011, foreign currency fluctuations resulted in increases of approximately 2% in revenues and salaries and related expenses and approximately 3% in office and general expenses, which had virtually no impact on our operating margin percentage.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offering and disposed of businesses that are not consistent with our strategic plan. For the second quarter and first half of 2011, the net effect of acquisitions and divestitures had a minimal impact on revenue and operating expenses compared to the respective prior-year periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010
REVENUE

	Three months ended June 30, 2010	Components of Change			Three months ended June 30, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,611.7	$57.5	$(4.7)	$76.2	$1,740.7	4.7%	8.0%
Domestic	961.0	0.0	(13.9)	40.7	987.8	4.2%	2.8%
International	650.7	57.5	9.2	35.5	752.9	5.5%	15.7%
United Kingdom	90.6	8.7	7.1	13.9	120.3	15.3%	32.8%
Continental Europe	210.4	23.1	(0.3)	4.8	238.0	2.3%	13.1%
Asia Pacific	160.9	13.8	0.0	9.3	184.0	5.8%	14.4%
Latin America	84.3	6.6	0.8	(1.2)	90.5	(1.4)%	7.4%
Other	104.5	5.3	1.6	8.7	120.1	8.3%	14.9%
During the second quarter of 2011, our revenue increased by $129.0, or 8.0%, compared to the second quarter of 2010, primarily consisting of an organic revenue increase of $76.2, or 4.7%, and a favorable foreign currency rate impact of $57.5. Our organic increase was attributable to net client wins and higher spending from existing clients in nearly all geographic regions. The sectors which contributed to the organic revenue increase were health and personal care, and auto and transportation. These increases were partially offset by decreases in the packaged goods sector. Regionally, the largest organic revenue increase was in our domestic market, primarily related to the factors noted above. In our international markets, the organic revenue increase occurred in nearly all regions, including the United Kingdom, the Asia Pacific region, primarily in India and China, and our Other region, primarily in South Africa. The Continental Europe region contributed to the organic revenue increase, although this region is still being negatively impacted by certain European countries where a continued weakened economic climate persists.
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

	Six months ended June 30, 2010	Components of Change			Six months ended June 30, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$2,948.7	$70.7	$(5.0)	$201.1	$3,215.5	6.8%	9.0%
Domestic	1,764.1	0.0	(22.4)	111.4	1,853.1	6.3%	5.0%
International	1,184.6	70.7	17.4	89.7	1,362.4	7.6%	15.0%
United Kingdom	192.9	10.1	12.8	23.3	239.1	12.1%	24.0%
Continental Europe	389.4	21.2	(0.3)	11.7	422.0	3.0%	8.4%
Asia Pacific	273.5	21.2	0.0	29.7	324.4	10.9%	18.6%
Latin America	149.2	9.7	1.1	7.6	167.6	5.1%	12.3%
Other	179.6	8.5	3.8	17.4	209.3	9.7%	16.5%
During the first half of 2011, our revenue increased by $266.8, or 9.0%, compared to the first half of 2010, primarily consisting of an organic revenue increase of $201.1, or 6.8%, and a favorable foreign currency rate impact of $70.7. Our organic increase was primarily driven by factors similar to those noted above for the second quarter of 2011. Also contributing to our organic revenue increase during the first half of 2011 was increases in the technology and telecom sector. The Latin America region also contributed to the organic revenue increase due to higher revenues in Brazil in the first half of 2011 when compared to the prior-year period.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

OPERATING EXPENSES

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Salaries and related expenses	$1,095.7	$991.0	$2,175.8	$1,970.3
Office and general expenses	470.8	442.9	910.0	859.7
Restructuring and other reorganization-related charges, net	0.2	0.6	1.0	0.9
Total operating expenses	$1,566.7	$1,434.5	$3,086.8	$2,830.9
Operating income	$174.0	$177.2	$128.7	$117.8

Salaries and Related Expenses

	2010	Components of Change			2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Three months ended June 30,	$991.0	$37.4	$(1.5)	$68.8	$1,095.7	6.9%	10.6%
Six months ended June 30,	1,970.3	46.7	(1.4)	160.2	2,175.8	8.1%	10.4%
Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased in the second quarter of 2011 to 62.9% from 61.5% when compared to the prior-year period. Salaries and related expenses in the second quarter of 2011 increased by $104.7 compared to the second quarter of 2010, primarily consisting of an organic increase of $68.8 and an adverse foreign currency rate impact of $37.4. The organic increase was due to higher base salaries, benefits and temporary help of $60.6 incurred to support business growth that began in 2010. We have increased our workforce over the past several quarters as our businesses have grown. Also contributing to the organic increase was higher incentive award expense and severance expense. The organic increase occurred across all regions, primarily in our domestic market.
Our staff cost ratio increased in the first half of 2011 to 67.7% from 66.8% in the first half of 2010. Salaries and related expenses in the first half of 2011 increased by $205.5 compared to the first half of 2010, primarily consisting of an organic increase of $160.2 and an adverse foreign currency rate impact of $46.7. The organic increase was due to higher base salaries, benefits and temporary help of $127.9 due to the factors noted above for the second quarter of 2011 and, to a lesser extent, increases in severance expense and incentive award expense. The organic increase occurred across all regions, primarily in our domestic market.

The following table details our staff cost ratio.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Salaries and related expenses	62.9%	61.5%	67.7%	66.8%
Base salaries, benefits and tax	52.0%	51.0%	55.9%	56.0%
Incentive expense	3.5%	3.4%	3.9%	3.7%
Severance expense	1.3%	1.1%	1.4%	0.9%
Temporary help	3.8%	3.4%	3.9%	3.5%
All other salaries and related expenses	2.3%	2.6%	2.6%	2.7%

Office and General Expenses

	2010	Components of Change			2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Three months ended June 30,	$442.9	$17.3	$(2.0)	$12.6	$470.8	2.8%	6.3%
Six months ended June 30,	859.7	21.7	(1.6)	30.2	910.0	3.5%	5.9%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the second quarter of 2011 to 27.0% from 27.5% in the second quarter of 2010. Office and general expenses in the second quarter of 2011 increased by $27.9 compared to the second quarter of 2010, primarily consisting of an adverse foreign currency rate impact of $17.3 and an organic increase of $12.6. The organic increase was primarily due to higher production expenses related to pass-through costs for certain projects where we acted as a principal that increased in size or were new during the second quarter of 2011. Also contributing to the organic increase was higher discretionary spending to support business growth.
Our office and general expense ratio decreased in the first half of 2011 to 28.3% from 29.2% in the first half of 2010. Office and general expenses in the first half of 2011 increased by $50.3 compared to the first half of 2010, primarily consisting of an organic increase of $30.2 and an adverse foreign currency rate impact of $21.7. The organic increase was driven by factors similar to those noted above for the second quarter of 2011.

The following table details our office and general expense ratio. All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Office and general expenses	27.0%	27.5%	28.3%	29.2%
Professional fees	1.7%	1.7%	1.9%	1.9%
Occupancy expense (excluding depreciation and amortization)	7.4%	7.5%	7.9%	8.3%
Travel & entertainment, office supplies and telecommunications	3.8%	3.6%	3.9%	3.8%
All other office and general expenses	14.1%	14.7%	14.6%	15.2%

EXPENSES AND OTHER INCOME

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash interest on debt obligations	$(34.7)	$(35.1)	$(68.6)	$(68.7)
Non-cash interest	1.6	0.1	3.6	1.1
Interest expense	(33.1)	(35.0)	(65.0)	(67.6)
Interest income	9.7	6.1	18.0	12.6
Net interest expense	(23.4)	(28.9)	(47.0)	(55.0)
Other income (expense), net	5.3	(2.1)	(0.8)	(1.6)
Total (expenses) and other income	$(18.1)	$(31.0)	$(47.8)	$(56.6)
Net Interest Expense
For the three and six months ended June 30, 2011, net interest expense decreased by $5.5 and $8.0, as compared to the respective prior-year periods, primarily due to an increase in interest income. Interest income increased primarily due to an increase in average cash and cash equivalent balances as well as an increase in average interest rates in various countries around the world compared to the prior-year periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Income (Expense), net
Results of operations for the three and six months ended June 30, 2011 and 2010 include certain items which are not directly associated with our revenue-producing operations.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gains (losses) on sales of businesses and investments	0.3	(3.3)	(6.2)	(3.1)
Vendor discounts and credit adjustments	2.8	2.2	2.9	2.0
Other income (expense), net	2.2	(1.0)	2.5	(0.5)
Total other income (expense), net	$5.3	$(2.1)	$(0.8)	$(1.6)
Sales of Businesses and Investments – During the first half of 2011, we recognized a loss relating to the sale of a business in the domestic market within our Integrated Agency Networks (“IAN”) segment. During the second quarter of 2010, we recognized a loss primarily related to the sale of one of our European businesses.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.

INCOME TAXES

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Income before income taxes	$155.9	$146.2	$80.9	$61.2
Provision for income taxes	$47.6	$63.3	$26.1	$48.0
Effective tax rate	30.5%	43.3%	32.3%	78.4%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended June 30, 2011 our effective tax rate of 30.5% was positively impacted from the recognition of previously unrecognized tax benefits primarily as a result of the settlement of the 2007-2008 IRS audit cycle.
In addition to the positive factor noted above, the effective tax rate for the six months ended June 30, 2011 of 32.3% was positively impacted due to tax efficiencies from entity consolidation in the Asia Pacific region and the loss relating to the sale of a business in the domestic market. The effective tax rate was negatively impacted by state and local taxes, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the net establishment of valuation allowances, primarily in the United Kingdom.
For the three and six months ended June 30, 2010, the difference between the effective tax rate and the statutory rate of 35% was primarily due to state and local taxes and the write-off of deferred tax assets related to restricted stock. For the six months ended June 30, 2010, the difference between the effective tax rate and the statutory rate of 35% was also due to losses in certain foreign locations for which we receive no tax benefit due to 100% valuation allowances and the establishment of valuation allowances in Europe.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment Results of Operations – Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

As discussed in Note 9 to the unaudited Consolidated Financial Statements, we have two reportable segments as of June 30, 2011: IAN and Constituency Management Group (“CMG”). We also report results for the Corporate and other group.

IAN
REVENUE

	Three months ended June 30, 2010	Components of Change			Three months ended June 30, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,363.2	$50.9	$3.9	$53.7	$1,471.7	3.9%	8.0%
Domestic	777.2	0.0	(4.5)	31.2	803.9	4.0%	3.4%
International	586.0	50.9	8.4	22.5	667.8	3.8%	14.0%
During the second quarter of 2011, IAN revenue increased by $108.5 compared to the second quarter of 2010, primarily consisting of an organic revenue increase of $53.7 and a favorable foreign currency rate impact of $50.9. The increase in revenue at our IAN segment represented approximately 70% of the total organic revenue increase. The organic revenue increase was attributable to net clients wins and higher spending from existing clients in nearly all geographic regions, predominantly in our domestic market, at most of our advertising and media businesses. The sectors which primarily contributed to the organic revenue increase were health and personal care, auto and transportation and, to a lesser extent, technology and telecom. The international organic increase occurred in nearly all regions, including our Other region, primarily in South Africa, the Asia Pacific region, primarily in India, and the United Kingdom. There was also a slight organic revenue increase in Continental Europe, although this region is still being negatively impacted by certain European countries where a continued weakened economic climate persists.

	Six months ended June 30, 2010	Components of Change			Six months ended June 30, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$2,472.4	$62.6	$11.8	$160.8	$2,707.6	6.5%	9.5%
Domestic	1,414.3	0.0	(4.5)	95.3	1,505.1	6.7%	6.4%
International	1,058.1	62.6	16.3	65.5	1,202.5	6.2%	13.6%
During the first half of 2011, IAN revenue increased by $235.2 compared to the first half of 2010, primarily consisting of an organic revenue increase of $160.8 and a favorable foreign currency impact of $62.6. The increase in revenue at our IAN segment represented approximately 80% of the total organic revenue increase and occurred throughout all geographic regions, driven by factors similar to those noted above for the second quarter of 2011.

SEGMENT OPERATING INCOME

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2011	2010		2011	2010
Segment operating income	$184.7	$190.0	(2.8)%	$163.3	$156.7	4.2%
Operating margin	12.6%	13.9%		6.0%	6.3%

Operating income decreased during the second quarter of 2011 when compared to the second quarter of 2010 as the increase in revenue of $108.5 was offset by increases in salaries and related expenses of $86.5 and office and general expenses of $27.3. The increase in salaries and related expenses was primarily due to higher base salaries, benefits and temporary help across most of the agencies within IAN to support business growth over the past several quarters. Also contributing to the increase in salaries and related expenses were higher incentive award expense and severance expense compared to the prior-year period. Office and general expenses increased primarily due to higher production expenses and, to a lesser extent, higher discretionary spending to support business growth.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Operating income increased during the first half of 2011 when compared to the first half of 2010 due to an increase in revenue of $235.2, partially offset by increases in salaries and related expenses of $178.3 and office and general expenses of $50.3. The increase in salaries and related expenses and office and general expenses was driven by factors similar to those noted above for the second quarter of 2011.

CMG
REVENUE

	Three months ended June 30, 2010	Components of Change			Three months ended June 30, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$248.5	$6.6	$(8.6)	$22.5	$269.0	9.1%	8.2%
Domestic	183.8	0.0	(9.4)	9.5	183.9	5.2%	0.1%
International	64.7	6.6	0.8	13.0	85.1	20.1%	31.5%
During the second quarter of 2011, CMG revenue increased by $20.5 compared to the second quarter of 2010, consisting of an organic revenue increase of $22.5 and a favorable foreign currency rate impact of $6.6, partially offset by the effect of net divestitures of $8.6. The organic revenue increase was primarily due to net client wins and occurred in all disciplines, primarily in our public relations, events marketing and branding businesses. The international organic increase was throughout nearly all regions, most notably in the United Kingdom and the Asia Pacific region, primarily in China. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete. The reduction in revenue due to net divestitures primarily relates to the sale of a business in our domestic market in the fourth quarter of 2010.

	Six months ended June 30, 2010	Components of Change			Six months ended June 30, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$476.3	$8.1	$(16.8)	$40.3	$507.9	8.5%	6.6%
Domestic	349.8	0.0	(17.9)	16.1	348.0	4.6%	(0.5)%
International	126.5	8.1	1.1	24.2	159.9	19.1%	26.4%
During the first half of 2011, CMG revenue increased by $31.6 compared to the first half of 2010, consisting of an organic revenue increase of $40.3 and a favorable foreign currency rate impact of $8.1, partially offset by the effect of net divestitures of $16.8. The organic revenue increase occurred in most disciplines and was driven by factors similar to those noted above for the second quarter of 2011.

SEGMENT OPERATING INCOME

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2011	2010		2011	2010
Segment operating income	$28.0	$21.8	28.4%	$38.7	$29.5	31.2%
Operating margin	10.4%	8.8%		7.6%	6.2%
Operating income increased during the second quarter of 2011 when compared to the second quarter of 2010 due to an increase in revenue of $20.5, partially offset by increases in salaries and related expenses of $11.1 and office and general expenses of $3.2. Salaries and related expenses increased across most disciplines primarily due to higher base salaries, benefits and temporary help to support business growth. Office and general expenses increased primarily due to higher production expenses.
Operating income increased during the first half of 2011 when compared to the first half of 2010 due to an increase in revenue of $31.6, partially offset by increases in salaries and related expenses of $17.3 and office and general expenses of $5.1, driven by factors similar to those noted above for the second quarter of 2011. In addition, the increase in office and general expenses was due to higher discretionary spending.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
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
Corporate and other expenses increased during the second quarter of 2011 by $4.5 to $38.5 compared to the second quarter of 2010, and increased by $4.8 to $72.3 during the first half of 2011 compared to the first half of 2010, primarily due to higher base salaries, benefits and temporary help and, to a lesser extent, higher severance and incentive award expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Six months ended June 30,
Cash Flow Data	2011	2010
Net income, adjusted to reconcile net income to net cash used in operating activities [1]	$137.8	$141.1
Net cash used in working capital [2]	(668.7)	(316.6)
Changes in other non-current assets and liabilities using cash	(70.8)	(26.7)
Net cash used in operating activities	$(601.7)	$(202.2)
Net cash used in investing activities	(84.5)	(9.3)
Net cash used in financing activities	(220.7)	(315.9)

1
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation and deferred income taxes.

2	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.

Balance Sheet Data	June 30, 2011	December 31, 2010	June 30, 2010
Cash, cash equivalents and marketable securities	$1,824.0	$2,689.4	$1,942.4

Short-term borrowings	$150.0	$114.8	$91.6
Current portion of long-term debt	448.6	38.9	194.3
Long-term debt	1,167.8	1,583.3	1,628.0
Total debt	$1,766.4	$1,737.0	$1,913.9
Operating Activities
Net cash used in operating activities during the first half of 2011 was $601.7, which is an increase of $399.5 as compared to the first half of 2010, primarily as a result of an increase in working capital usage of $352.1. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The net working capital usage in the first half of 2011 was primarily impacted by our media businesses.
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

Investing Activities
Net cash used in investing activities during the first half of 2011 primarily reflects capital expenditures and payments for acquisitions. Capital expenditures of $53.1 relate primarily to computer software and hardware and leasehold improvements. Payments for acquisitions of $38.6 relate to new acquisitions and deferred payments on prior acquisitions.

Financing Activities
Net cash used in financing activities during the first half of 2011 primarily relates to the repurchase of 12.0 shares of our common stock, which was settled, resulting in an aggregate cost of $139.0, including fees. Additionally, net cash used in financing activities includes dividend payments of $56.8 on our common stock and acquisition related payments of $47.6, primarily related to transactions with consolidated subsidiaries where we have increased our ownership interests.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in an increase of $41.0 during the first half of 2011. This increase primarily reflects the strengthening of the Euro, as well as several other foreign currencies, against the U.S. Dollar as of June 30, 2011, as compared to December 31, 2010.

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

Funding Requirements
Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, dividends, taxes, debt service and contributions to pension and postretirement plans. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options arising from prior acquisitions to sell us their interests. Notable funding requirements include:

•
Acquisitions – We will continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $12.0 for the remainder of 2011 related to prior acquisitions. We may also be required to pay approximately $33.0 related to put options held by minority shareholders that are exercisable during 2011.

•
Dividends – In the first quarter of 2011 we initiated regular quarterly cash dividends on our common stock. Most recently, on May 26, 2011 our Board of Directors (“Board”) declared a dividend of $0.06 per share on our common shares, payable on June 24, 2011 to holders of record at the close of business on June 10, 2011. On June 10, 2011, we had 471.0 shares outstanding (excluding restricted shares), which corresponded to an aggregate dividend payment of $28.3. Assuming a quarterly dividend of $0.06 per share and no significant change in the number of outstanding shares, we expect to pay approximately $113.0 over the next twelve months. We also pay regular quarterly dividends of $2.9, or $11.6 annually, on our Series B Preferred Stock.

•
Debt service – Our 7.25% Senior Unsecured Notes due 2011 (the “2011 Notes”) mature on August 15, 2011. As of June 30, 2011, we had $36.3 aggregate principal amount of the 2011 Notes outstanding, and we expect to use available cash to retire these outstanding notes. On March 15, 2012 holders, of our $400.0 4.25% Convertible Senior Notes due 2023 may require us to repurchase their notes for cash at par. The remainder of our debt is primarily long-term, with maturities scheduled through 2023.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the plans’ funded status. During the six months ended June 30, 2011, we contributed $12.5 of cash to our domestic pension plan and $12.1 of cash to our foreign pension plans. For the remainder of 2011, we expect to contribute approximately $1.6 and $11.8 of cash to our domestic and foreign pension plans, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Share Repurchase Program
On February 24, 2011 our Board authorized a program to repurchase from time to time up to $300.0 of our common stock. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. The share repurchase program has no expiration date. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and our other funding requirements. As of June 30, 2011, there remains approximately $161.0 available for future repurchases under the program.
FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, primarily at the holding company level and at our largest subsidiaries. Below is a summary of our sources of liquidity.

	June 30, 2011
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$1,824.0
Committed credit agreement	$1,000.0	$0.0	$15.7	$984.3
Uncommitted credit arrangements	$472.4	$150.0	$0.1	$322.3

1	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.
Credit Facilities
We maintain a committed corporate credit facility to increase our financial flexibility. On May 31, 2011, we entered into an amendment and restatement of our credit agreement originally dated as of July 18, 2008 (the “Credit Agreement”), increasing the commitments of the lenders to $1,000.0 from $650.0, and extending the Credit Agreement's expiration to May 31, 2016. Additionally, the amendments modified our financial covenants, and provided additional flexibility with respect to, or eliminated, certain covenants such as restrictions on acquisitions, capital expenditures and restricted payments.  In addition, the cost structure was reduced.
We were in compliance with all of our covenants in the Credit Agreement as of June 30, 2011. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. As of June 30, 2011, we had received investment-grade ratings from two of the major credit ratings agencies, and consequently we are not required to satisfy a minimum EBITDA financial covenant and no longer have limitations on restricted payments. The table below sets forth the financial covenants in effect as of June 30, 2011.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	June 30, 2011	EBITDA Reconciliation	June 30, 2011
Interest coverage ratio (not less than)	4.50x	Operating income	$559.6
Actual interest coverage ratio	6.86x	Add:
		Depreciation and amortization	200.4
Leverage ratio (not greater than)	3.25x	Other non-cash amounts	(1.2)
Actual leverage ratio	2.33x	EBITDA	$758.8
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
We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. As of June 30, 2011, the weighted-average interest rate on outstanding balances under the uncommitted credit facilities was approximately 5.0%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Cash Pooling
We aggregate our net domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of setoff against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of June 30, 2011 the amount netted was $1,103.8.

DEBT CREDIT RATINGS
Our long-term debt credit ratings as of July 15, 2011 are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Baa3	BB+	BBB
Outlook	Stable	Stable	Stable
We are now rated investment grade by both Moody's Investor Services ("Moody's") and Fitch Ratings. The most recent update to our credit ratings occurred in June 2011 when Moody's upgraded our rating from Ba2 to Baa3, which is an investment grade rating, and changed our outlook from positive to stable. Additionally, in May 2011 Standard and Poor’s upgraded our credit rating from BB to BB+, and changed our outlook from positive to stable. Previously, in October 2010, Fitch Ratings upgraded our rating from BB+ to BBB, which is an investment grade rating, and changed our outlook from positive to stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, including, among other things, because they could affect funding costs in the capital markets or otherwise. For example, our credit facility fees and borrowing rates are based on a credit ratings grid.

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2010, included in our 2010 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2010. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING STANDARDS
See Note 12 to the unaudited Consolidated Financial Statements for further information on certain accounting standards that have been adopted during 2011 or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. During the first half of 2011, we entered into and exited interest rate swap agreements, which we use to manage our exposure to changes in interest rates. We do not expect these swap agreements to materially alter our exposure to market risk. See Note 2 to the unaudited Consolidated Financial Statements for further information on our interest rate swap agreements. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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

Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our current legal proceedings is set forth in Note 11 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the second quarter of 2011, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from April 1, 2011 to June 30, 2011.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
April 1 – 30	741,440	$12.15	737,510	$280,510,823
May 1 – 31	8,667,360	$11.54	6,973,049	$200,694,590
June 1 – 30	3,405,580	$11.58	3,404,300	$161,281,679
Total[1]	12,814,380	$11.58	11,114,859

1
Includes restricted shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 3,930 Withheld Shares in April 2011, 1,694,311 Withheld Shares in May 2011 and 1,280 Withheld Shares in June 2011, for a total of 1,699,521 Withheld Shares during the three-month period.

2
The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing the sum for the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our program to repurchase our common stock, described in Note 4 to the unaudited Consolidated Financial Statements, by the sum of the number of Withheld Shares and the number of shares acquired in our stock repurchase program.

3
On February 25, 2011 we announced that on February 24, 2011 our Board of Directors approved a program to repurchase from time to time up to $300 million of our common stock. There is no expiration date associated with the program.

Working Capital Restrictions and Other Limitations on the Payment of Dividends
The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made.
The Credit Agreement contains a covenant that imposes certain limitations upon our ability to make dividend payments on our common stock. However, we are not required to comply with this restrictive covenant because we had received investment-grade ratings from two of the major credit ratings agencies, and therefore we have no restrictions on our ability to make these types of payments.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: July 28, 2011

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: July 28, 2011

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3(i)(1)
Certificate of Elimination of 5 3/8% Series A Mandatory Convertible Preferred Stock, dated as of May 26, 2011, is incorporated by reference to Exhibit 3(i)(1) to the Current Report on Form 8-K of The Interpublic Group of Companies, Inc. (“Interpublic”), filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2011.

3(i)(2)
Certificate of Decrease of 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock, dated as of May 26, 2011, is incorporated by reference to Exhibit 3(i)(2) to Interpublic's Current Report on Form 8-K, filed with the SEC on May 27, 2011.

3(i)(3)
Restated Certificate of Incorporation of Interpublic, dated as of May 26, 2011, is incorporated by reference to Exhibit 3(i)(3) to Interpublic's Current Report on Form 8-K, filed with the SEC on May 27, 2011.

3(ii)	By-Laws of Interpublic, as amended through May 26, 2011, are incorporated by reference to Exhibit 3(ii) to Interpublic's Current Report on Form 8-K, filed with the SEC on May 27, 2011.

10(i)(A)
Credit Agreement, dated as of July 18, 2008, as amended and restated as of April 23, 2010, and as further amended and restated as of May 31, 2011, among Interpublic, the lenders named therein and Citibank, N.A., as administrative agent, is incorporated by reference to Exhibit 10.1 to Interpublic's Current Report on Form 8-K, filed with the SEC on June 1, 2011.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended June 30, 2011.