Form 10-Q
period 2011-09-30
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2011-10-28
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☐    No ☒
The number of shares of the registrant’s common stock outstanding as of October 17, 2011 was 461,172,626.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
REVENUE	$1,726.5	$1,553.4	$4,942.0	$4,502.1

OPERATING EXPENSES:
Salaries and related expenses	1,088.0	1,007.1	3,263.8	2,977.4
Office and general expenses	465.5	444.7	1,375.5	1,304.4
Restructuring and other reorganization-related (reversals) charges, net	(0.2)	1.4	0.8	2.3
Total operating expenses	1,553.3	1,453.2	4,640.1	4,284.1

OPERATING INCOME	173.2	100.2	301.9	218.0

EXPENSES AND OTHER INCOME:
Interest expense	(32.9)	(34.7)	(97.9)	(102.3)
Interest income	9.7	6.8	27.7	19.4
Other income (expense), net	137.1	(3.1)	136.3	(4.7)
Total (expenses) and other income	113.9	(31.0)	66.1	(87.6)

Income before income taxes	287.1	69.2	368.0	130.4
Provision for income taxes	70.4	24.4	96.5	72.4
Income of consolidated companies	216.7	44.8	271.5	58.0
Equity in net income of unconsolidated affiliates	0.8	0.8	1.7	0.4
NET INCOME	217.5	45.6	273.2	58.4
Net (income) loss attributable to noncontrolling interests	(6.5)	(0.3)	(2.8)	4.8
NET INCOME ATTRIBUTABLE TO IPG	211.0	45.3	270.4	63.2
Dividends on preferred stock	(2.9)	(2.9)	(8.7)	(12.7)
Benefit from preferred stock repurchased	0.0	0.0	0.0	25.7
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$208.1	$42.4	$261.7	$76.2

Earnings per share available to IPG common stockholders:
Basic	$0.45	$0.09	$0.56	$0.16
Diluted	$0.40	$0.08	$0.50	$0.11

Weighted-average number of common shares outstanding:
Basic	464.7	474.7	471.3	473.0
Diluted	537.6	533.6	527.8	526.4

Dividends declared per common share	$0.06	$0.00	$0.18	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS:
Cash and cash equivalents	$1,785.0	$2,675.7
Marketable securities	13.8	13.7
Accounts receivable, net of allowance of $62.0 and $63.1	3,654.4	4,317.6
Expenditures billable to clients	1,525.3	1,217.1
Other current assets	250.8	229.4
Total current assets	7,229.3	8,453.5
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,180.1 and $1,147.1	441.5	454.3
Deferred income taxes	309.2	334.2
Goodwill	3,405.4	3,368.5
Other non-current assets	440.5	460.3
TOTAL ASSETS	$11,825.9	$13,070.8

LIABILITIES:
Accounts payable	$5,934.2	$6,806.7
Accrued liabilities	624.0	780.5
Short-term borrowings	149.9	114.8
Current portion of long-term debt	408.5	38.9
Total current liabilities	7,116.6	7,740.9
Long-term debt	1,166.2	1,583.3
Deferred compensation	447.3	486.1
Other non-current liabilities	424.6	402.4
TOTAL LIABILITIES	9,154.7	10,212.7

Redeemable noncontrolling interests (see Note 4)	257.7	291.2

STOCKHOLDERS’ EQUITY:
Preferred stock	221.5	221.5
Common stock	48.2	47.5
Additional paid-in capital	2,397.4	2,456.8
Retained earnings (accumulated deficit)	176.2	(63.7)
Accumulated other comprehensive loss, net of tax	(181.6)	(119.0)
	2,661.7	2,543.1
Less: Treasury stock	(283.1)	(14.1)
Total IPG stockholders’ equity	2,378.6	2,529.0
Noncontrolling interests	34.9	37.9
TOTAL STOCKHOLDERS’ EQUITY	2,413.5	2,566.9
TOTAL LIABILITIES AND EQUITY	$11,825.9	$13,070.8

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$273.2	$58.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	109.5	111.5
Provision for uncollectible receivables	7.7	8.6
Amortization of restricted stock and other non-cash compensation	42.1	38.5
Net amortization of bond premiums and deferred financing costs	(6.3)	(3.0)
Deferred income tax provision (benefit)	24.7	(7.5)
Gain on sale of an investment	(132.2)	0.0
Other	15.9	26.1
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	565.8	(82.7)
Expenditures billable to clients	(315.2)	(225.8)
Other current assets	(36.9)	(14.9)
Accounts payable	(817.4)	51.2
Accrued liabilities	(99.2)	(104.1)
Other non-current assets and liabilities	(75.6)	(18.1)
Net cash used in operating activities	(443.9)	(161.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of an investment	133.5	0.0
Acquisitions, including deferred payments, net of cash acquired	(50.3)	(63.0)
Capital expenditures	(83.3)	(49.7)
Other investing activities	9.2	29.1
Net cash provided by (used in) investing activities	9.1	(83.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(269.0)	0.0
Common stock dividends	(84.4)	0.0
Exercise of stock options	11.9	1.0
Repurchase of preferred stock	0.0	(265.9)
Purchase of long-term debt	(38.3)	(24.2)
Issuance costs and fees	0.0	(9.8)
Net increase in short term bank borrowings	48.0	25.9
Acquisition-related payments	(70.4)	(25.8)
Distributions to noncontrolling interests	(17.4)	(18.2)
Preferred stock dividends	(8.7)	(16.7)
Other financing activities	5.6	6.0
Net cash used in financing activities	(422.7)	(327.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(33.2)	5.6
Net decrease in cash and cash equivalents	(890.7)	(567.5)
Cash and cash equivalents at beginning of period	2,675.7	2,495.2
Cash and cash equivalents at end of period	$1,785.0	$1,927.7
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Millions)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2010	$221.5	489.5	$47.5	$2,456.8	$(63.7)	$(119.0)	$(14.1)	$2,529.0	$37.9	$2,566.9
Net income					270.4			270.4	2.8	273.2
Foreign currency translation adjustments, net of tax						(70.1)		(70.1)	(1.7)	(71.8)
Changes in market value of securities available-for-sale, net of tax						0.1		0.1		0.1
Recognition of previously unrealized loss on securities available-for-sale, net of tax						0.2		0.2		0.2
Unrecognized losses, transition obligation and prior service cost, net of tax						7.2		7.2		7.2
Total comprehensive income								$207.8	$1.1	$208.9
Reclassifications related to redeemable noncontrolling interests									15.8	15.8
Noncontrolling interest transactions				0.2				0.2	(2.9)	(2.7)
Distributions to noncontrolling interests									(17.4)	(17.4)
Change in redemption value of redeemable noncontrolling interests				(20.7)				(20.7)		(20.7)
Repurchase of common stock							(269.0)	(269.0)		(269.0)
Common stock dividends				(56.8)	(27.6)			(84.4)		(84.4)
Preferred stock dividends				(5.8)	(2.9)			(8.7)		(8.7)
Stock-based compensation				36.5				36.5		36.5
Exercise of stock options		1.2	0.1	11.9				12.0		12.0
Restricted stock, net of forfeitures		0.4	0.6	(28.9)				(28.3)		(28.3)
Other		0.3	0.0	4.2				4.2	0.4	4.6
Balance at September 30, 2011	$221.5	491.4	$48.2	$2,397.4	$176.2	$(181.6)	$(283.1)	$2,378.6	$34.9	$2,413.5

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) – (CONTINUED)
(Amounts in Millions)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2009	$525.0	486.5	$47.1	$2,441.0	$(324.8)	$(176.6)	$(14.0)	$2,497.7	$38.6	$2,536.3
Net income (loss)					63.2			63.2	(4.8)	58.4
Foreign currency translation adjustments, net of tax						8.3		8.3	0.9	9.2
Changes in market value of securities available-for-sale, net of tax						0.2		0.2		0.2
Recognition of previously unrealized gain on securities available-for-sale, net of tax						(0.2)		(0.2)		(0.2)
Unrecognized losses, transition obligation and prior service cost, net of tax						6.5		6.5		6.5
Total comprehensive income (loss)								$78.0	$(3.9)	$74.1
Reclassifications related to redeemable noncontrolling interests									18.6	18.6
Noncontrolling interest transactions				(26.0)				(26.0)	1.1	(24.9)
Distributions to noncontrolling interests									(18.2)	(18.2)
Change in redemption value of redeemable noncontrolling interests				(5.6)				(5.6)		(5.6)
Repurchase of preferred stock	(303.5)			35.9				(267.6)		(267.6)
Preferred stock dividends				(12.7)				(12.7)		(12.7)
Stock-based compensation				41.2				41.2		41.2
Restricted stock, net of forfeitures		2.3	0.3	(11.4)				(11.1)		(11.1)
Other		0.3	0.0	2.3			(0.1)	2.2	(0.8)	1.4
Balance at September 30, 2010	$221.5	489.1	$47.4	$2,464.7	$(261.6)	$(161.8)	$(14.1)	$2,296.1	$35.4	$2,331.5

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2010 Annual Report on Form 10-K.
In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
During the third quarter of 2011, we combined media and production liabilities that were previously reflected in accrued liabilities with accounts payable in our Consolidated Balance Sheets to better reflect all media and production related liabilities in one caption.  As a result of this change, which was applied retrospectively, accounts payable includes all media and production liabilities. As of September 30, 2011 and December 31, 2010, accounts payable increased and accrued liabilities decreased by $2,316.2 and $2,332.2, respectively.  This change does not impact net working capital movements, operating cash flows or total current liabilities.
During the first quarter of 2011, we changed the classification of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions from a gross to a net basis in a country. This change, which was applied retrospectively and does not change previously reported operating income or net income, decreased revenue and office and general expense by $7.4 for the three months ended September 30, 2010, and by $17.8 for the nine months ended September 30, 2010. A comparable amount is included as a reduction to revenue and office and general expense for the three and nine months ended September 30, 2011. We believe this presentation better aligns the Company’s internal financial and operational management reporting as well as increases consistency in our external reporting across the countries in which we operate.

Note 2:  Debt, Credit Arrangements and Preferred Stock
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate		September 30, 2011		December 31, 2010
			Book Value	Fair Value [2]	Book Value	Fair Value [2]
7.25% Senior Unsecured Notes due 2011	7.25%	[1]	$0.0	$0.0	$36.3	$37.0
6.25% Unsecured Notes due 2014 (less unamortized discount of $0.3)	6.29%	[1]	354.6	370.1	353.3	378.0
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $9.7)	10.38%		590.3	681.0	589.4	705.0
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $3.3)	3.50%		203.3	213.8	205.0	235.0
4.25% Convertible Senior Notes due 2023 (plus unamortized premium of $6.6)	0.58%		406.6	404.5	417.4	444.4
Other notes payable and capitalized leases			19.9		20.8
Total long-term debt			1,574.7		1,622.2
Less: current portion [3]			408.5		38.9
Long-term debt, excluding current portion			$1,166.2		$1,583.3

[1]	Excludes the effect of related interest rate swaps.

[2]	Fair values are derived from trading quotes by institutions making a market in the securities and estimations of value by those institutions using proprietary models.

[3]
On March 15, 2012, holders of our 4.25% Convertible Senior Notes due 2023 (the “4.25% Notes”) may require us to repurchase their notes for cash at par and as such, we included these notes in the current portion of long-term debt on our September 30, 2011 unaudited Consolidated Balance Sheet. Any 4.25% Notes not repurchased on March 15, 2012 will be reclassified to long-term debt.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

7.25% Senior Unsecured Notes due 2011
In August 2011, the remaining $36.3 aggregate principal amount of our 7.25% Senior Unsecured Notes due 2011 matured, and we paid $37.6 in cash, including accrued and unpaid interest.

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
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2011. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. Because we had received investment-grade ratings from two of the major credit ratings agencies as of June 2011, we are not required to satisfy a minimum EBITDA financial covenant and do not have limitations on restricted payments. The table below sets forth the financial covenants in effect as of September 30, 2011 and thereafter.

	Q3 2011	Q4 2011 & Thereafter
Interest coverage ratio (not less than): [1]	5.00x	5.00x
Leverage ratio (not greater than): [2]	3.00x	2.75x

[1]	The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense plus cash dividends on convertible preferred stock for the four quarters then ended.

[2]	The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended.

Convertible Senior Notes
The conversion rates of our 4.25% Notes and 4.75% Convertible Senior Notes due 2023 (the "4.75% Notes," and, together with the 4.25% Notes, the "Convertible Notes") are subject to adjustment in specified circumstances, including the payment of cash dividends on our common stock. During the second quarter of 2011, the conversion rate for our Convertible Notes was adjusted from 80.5153 to 81.3289 as a result of the cumulative effect of the cash dividends declared and paid on our common stock during the first half of 2011, resulting in a corresponding adjustment of the conversion price from $12.42 to $12.30. There were no additional adjustments required to the conversion rate in the third quarter of 2011.

Capped Call
In November 2010 we purchased capped call options to hedge the risk of price appreciation on the shares of our common stock into which our 4.75% Notes are convertible.  During the second quarter of 2011, the strike price and cap price related to the capped call options were adjusted due to the payment of cash dividends on our common stock. There was no additional adjustment required to the strike price and cap price in the third quarter of 2011. As of September 30, 2011, the options give us the right to purchase up to 16.3 shares of our common stock at a strike price of $12.30 per share (previously $12.42), except that the economic value of the net proceeds of exercising the options will not exceed the difference between the strike price and the adjusted cap price of $18.08 per share (previously $18.26).

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Convertible Preferred Stock
The conversion rate of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the "Series B Preferred Stock")is also subject to adjustment in specified circumstances, including the payment of cash dividends on our common stock. During the third quarter of 2011, the conversion rate for our Series B Preferred Stock was adjusted from 73.1904 to 74.4500 as a result of the cumulative effect of the cash dividends declared and paid on our common stock during the first nine months of 2011, resulting in a corresponding adjustment of the conversion price from $13.66 to $13.43.

Note 3:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income available to IPG common stockholders - basic	$208.1	$42.4	$261.7	$76.2
Adjustments: Effect of dilutive securities
Interest on 4.25% Notes	0.4	0.3	1.0	1.0
Interest on 4.75% Notes	1.0	1.0	3.1	0.0
Preferred stock dividends	2.9	0.0	0.0	0.0
Benefit from preferred stock repurchased [1]	0.0	0.0	0.0	(21.7)
Net income available to IPG common stockholders - diluted	$212.4	$43.7	$265.8	$55.5

Weighted-average number of common shares outstanding - basic	464.7	474.7	471.3	473.0
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	7.6	10.6	7.7	9.3
4.25% Notes	32.5	32.2	32.5	32.2
4.75% Notes	16.3	16.1	16.3	0.0
Preferred stock outstanding	16.5	0.0	0.0	0.0
Preferred stock repurchased	0.0	0.0	0.0	11.9

Weighted-average number of common shares outstanding - diluted	537.6	533.6	527.8	526.4

Earnings per share available to IPG common stockholders - basic	$0.45	$0.09	$0.56	$0.16
Earnings per share available to IPG common stockholders - diluted	$0.40	$0.08	$0.50	$0.11

[1]
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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
4.75% Notes	0.0	0.0	0.0	16.1
Preferred stock outstanding	0.0	16.2	16.5	16.2
Total	0.0	16.2	16.5	32.3

Securities excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price:
Stock options [1]	12.6	16.6	9.1	19.5

[1]
These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive, and application of the treasury stock method would reduce this amount.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4:  Acquisitions
We continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets. Our acquisitions typically provide for an initial payment at the time of closing, and certain of these acquisitions include additional contingent purchase payments based on the future performance of the acquired entity. Due to the characteristics of advertising, specialized marketing and communication services companies, our acquisitions typically do not have significant amounts of tangible assets, as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price of these acquisitions is allocated to identifiable intangible assets, primarily customer lists and trade names, and goodwill.
During the first nine months of 2011, we completed fifteen acquisitions, which included a public relations company in Brazil, digital marketing agencies in Australia and the United Kingdom, and a social media agency in the United States. Of our fifteen acquisitions, thirteen are included in the Integrated Agency Networks (“IAN”) operating segment and two are included in the Constituency Management Group (“CMG”) operating segment. During the first nine months of 2011, we recorded approximately $75.0 of goodwill and intangible assets related to these acquisitions during this period.
During the first nine months of 2010, we completed five acquisitions, which included a premier full-service communications agency in the United Kingdom and a media and digital marketing service company in Brazil. Of our five acquisitions, four were included in the IAN operating segment and one was included in the CMG operating segment. During the first nine months of 2010, we recorded approximately $58.0 of goodwill and intangible assets related to these acquisitions during this period.
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. Details of cash paid for current and prior years' acquisitions are listed below.

	Nine months ended September 30,
	2011	2010
Cost of investment - current year acquisitions	$23.0	$47.1
Cost of investment - prior year acquisitions	103.6	47.1
Less: net cash acquired	(5.9)	(5.4)
Total cost of investment [1]	120.7	88.8

Operating expense [2]	0.2	3.0

Total cash paid for acquisitions	$120.9	$91.8

[1]
Of the total cash paid, $70.4 and $25.8 for the nine months ended September 30, 2011 and 2010, respectively, are classified under the financing section of the unaudited Consolidated Statements of Cash Flows within acquisition-related payments. These transactions relate to increases in our ownership interests in our consolidated subsidiaries as well as deferred payments for acquisitions that closed on or after January 1, 2009. Of the total cash paid, $50.3 and $63.0 for the nine months ended September 30, 2011 and 2010, respectively, are classified under the investing section of the unaudited Consolidated Statements of Cash Flows within acquisitions, including deferred payments, net of cash acquired. These transactions relate to initial payments for new transactions and deferred payments for acquisitions that closed prior to January 1, 2009.

[2]	Represents cash payments made that were either in excess of the contractual value or contingent upon the future employment of the former owners of acquired companies.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Many of our acquisitions also include provisions under which the noncontrolling equity owners can require us to purchase additional interests in a subsidiary at their discretion. The following table presents changes in our redeemable noncontrolling interests.

	Nine months ended September 30,
	2011	2010
Balance at beginning of period	$291.2	$277.8
Change in related noncontrolling interest balance	(15.8)	(18.6)
Changes in redemption value of redeemable noncontrolling interests:
Additions	5.8	31.7
Redemptions and reclassifications	(43.5)	(28.5)
Redemption value adjustments [1]	20.0	7.1
Balance at end of period	$257.7	$269.5

[1]
Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustment to the redemption value impacts additional paid-in capital, except adjustments as a result of currency translation.

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	September 30, 2011	December 31, 2010
Salaries, benefits and related expenses	$420.1	$470.0
Office and related expenses	51.7	62.0
Acquisition obligations	10.1	63.5
Interest	24.2	41.5
Professional fees	17.3	24.6
Other	100.6	118.9
Total accrued liabilities	$624.0	$780.5

2004 Restatement Liabilities
As part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. As of September 30, 2011, and December 31, 2010, we had vendor discounts and credit liabilities of $68.7 and $82.5, respectively, related to the 2004 Restatement.

Other Income (Expense), net
Results of operations for the three and nine months ended September 30, 2011 and 2010 include certain items which are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gains (losses) on sales of businesses and investments	$132.0	$0.3	$125.8	$(2.8)
Vendor discounts and credit adjustments	4.8	0.3	7.7	2.4
Other income (expense), net	0.3	(3.7)	2.8	(4.3)
Total other income (expense), net	$137.1	$(3.1)	$136.3	$(4.7)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Sales of Businesses and Investments – During the third quarter of 2011, we received net proceeds of $133.5 from the sale of approximately half of our holdings in Facebook, Inc. (the "Facebook transaction"), a cost-method investment, and recorded a pre-tax gain of $132.2. Additionally, during the first nine months of 2011, we recognized a loss relating to the sale of a business in the domestic market within our IAN segment. During the first nine months of 2010, we recognized a loss primarily related to the sale of one of our European businesses within our IAN segment.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.

Share Repurchase Program
In February 2011 our Board of Directors (the “Board”) authorized a program to repurchase from time to time up to $300.0 of our common stock. In August 2011, the Board authorized an increase in the amount available under our share repurchase program up to $450.0 of our common stock. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and our other funding requirements. The share repurchase program has no expiration date.
Since the inception of our share repurchase program we have repurchased 27.0 shares that have settled through September 30, 2011, at an average price of $9.97 per share and an aggregate cost of $269.0, including fees.

Note 6:  Income Taxes
For the three months ended September 30, 2011, our effective tax rate of 24.5% was positively impacted primarily by the ability to utilize capital losses to offset nearly all of the $132.2 capital gain realized from the Facebook transaction.  The capital gain enabled us to utilize capital loss carryforwards, on which a 100% valuation allowance had been previously established, and capital losses attributable to worthless securities in a consolidated subsidiary.
In addition to the positive factors noted above, the effective tax rate for the nine months ended September 30, 2011 of 26.2% was positively impacted primarily by the recognition of previously unrecognized tax benefits as a result of the settlement of the 2007-2008 IRS audit cycle, tax efficiencies from entity consolidation in the Asia Pacific region and the loss relating to the sale of a business in the domestic market. The effective tax rate was negatively impacted by state and local taxes, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the net establishment of valuation allowances, primarily in Europe.
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
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $3.0 and $13.0 in the next twelve months, a portion of which will affect our effective tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations. This net decrease is related to various items of income and expense, primarily transfer pricing adjustments.
We are effectively settled with respect to U.S. income tax audits for years prior to 2009. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 1999, or non-U.S. income tax audits for years prior to 2004.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 7:  Comprehensive Income

	Three months ended September 30,
	2011	2010
Net income	$217.5	$45.6
Foreign currency translation adjustment, net of tax	(137.8)	77.1
Adjustments to pension and other postretirement plans, net of tax	1.2	3.0
Net unrealized holding losses on securities, net of tax	(0.5)	(0.1)
Total comprehensive income	80.4	125.6
Comprehensive income attributable to noncontrolling interests	4.4	1.3
Comprehensive income attributable to IPG	$76.0	$124.3
Comprehensive income (loss) for the nine months ended September 30, 2011 and 2010 is displayed in the unaudited Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss).

Note 8:  Incentive Compensation Plans
We issue stock-based compensation and cash awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders.
We issued the following stock-based awards under the 2009 Performance Incentive Plan (the “2009 PIP”) during the nine months ended September 30, 2011.

	Awards	Weighted-average grant-date fair value (per award)
Stock options	0.8	$4.63
Stock-settled awards	0.8	$12.13
Performance-based awards	1.8	$11.42
Total stock-based compensation awards	3.4
During the nine months ended September 30, 2011, the Compensation Committee granted performance cash awards under the 2009 PIP with a total target value of $71.1. Of this amount, awards with a total target value of $31.8 will be settled in shares upon vesting. The number of shares to be settled on the vesting date will be calculated as the cash value adjusted for performance divided by our stock price on the vesting date. Additionally, during the nine months ended September 30, 2011, the Compensation Committee granted cash awards under the Interpublic Restricted Cash Plan with a total target value of $3.2. Cash awards will be amortized over the vesting period, typically three years.

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

	Domestic Pension Plan		Foreign Pension Plans		Postretirement Benefit Plan
Three months ended September 30,	2011	2010	2011	2010	2011	2010
Service cost	$0.0	$0.0	$2.8	$3.2	$0.1	$0.1
Interest cost	1.7	1.9	5.9	5.7	0.7	0.7
Expected return on plan assets	(1.9)	(1.8)	(4.8)	(4.3)	0.0	0.0
Settlement losses	0.0	0.0	0.0	0.0	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.0	0.0
Prior service cost	0.0	0.0	0.0	0.1	(0.1)	0.0
Unrecognized actuarial losses	1.7	2.1	0.3	0.5	0.0	0.0
Net periodic cost	$1.5	$2.2	$4.2	$5.2	$0.7	$0.8

	Domestic Pension Plan		Foreign Pension Plans		Postretirement Benefit Plan
Nine months ended September 30,	2011	2010	2011	2010	2011	2010
Service cost	$0.0	$0.0	$7.9	$8.8	$0.2	$0.2
Interest cost	5.1	5.5	17.6	17.3	2.0	2.1
Expected return on plan assets	(5.6)	(5.2)	(14.3)	(12.8)	0.0	0.0
Settlement losses	0.0	0.0	0.0	1.0	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.1	0.1
Prior service cost	0.0	0.0	0.1	0.2	(0.1)	0.0
Unrecognized actuarial losses	5.0	6.5	0.6	1.4	0.0	0.0
Net periodic cost	$4.5	$6.8	$11.9	$15.9	$2.2	$2.4
During the nine months ended September 30, 2011, we contributed $13.3 of cash to our domestic pension plan and $17.6 of cash to our foreign pension plans. In the fourth quarter of 2011, we expect to contribute approximately $0.8 and $6.4 of cash to our domestic and foreign pension plans, respectively.

Note 10:  Segment Information
We have two reportable segments: IAN, which is comprised of McCann Worldgroup, Draftfcb, Lowe, Mediabrands and our domestic integrated agencies, and CMG, which is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income, excluding the impact of restructuring and other reorganization-related (reversals) charges, net and long-lived asset impairment and other charges, if applicable. Other than certain reclassifications, the segment information is presented consistently with the basis described in our 2010 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
IAN	$1,432.7	$1,284.7	$4,140.3	$3,757.1
CMG	293.8	268.7	801.7	745.0
Total	$1,726.5	$1,553.4	$4,942.0	$4,502.1

Segment operating income:
IAN	$180.6	$111.5	$343.9	$268.2
CMG	27.9	23.8	66.6	53.3
Corporate and other	(35.5)	(33.7)	(107.8)	(101.2)
Total	173.0	101.6	302.7	220.3

Restructuring and other reorganization-related reversals (charges), net	0.2	(1.4)	(0.8)	(2.3)
Interest expense	(32.9)	(34.7)	(97.9)	(102.3)
Interest income	9.7	6.8	27.7	19.4
Other income (expense), net	137.1	(3.1)	136.3	(4.7)
Income before income taxes	$287.1	$69.2	$368.0	$130.4

Depreciation and amortization of fixed assets and intangible assets:
IAN	$29.9	$29.4	$90.6	$86.8
CMG	3.1	3.7	9.5	10.7
Corporate and other	3.2	4.2	9.4	14.0
Total	$36.2	$37.3	$109.5	$111.5

Capital expenditures:
IAN	$19.3	$18.0	$56.1	$42.3
CMG	3.3	1.8	7.5	3.7
Corporate and other	7.6	1.6	19.7	3.7
Total	$30.2	$21.4	$83.3	$49.7

	September 30, 2011	December 31, 2010
Total assets:
IAN	$9,957.9	$10,481.7
CMG	1,000.4	930.5
Corporate and other	867.6	1,658.6
Total	$11,825.9	$13,070.8

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
There were no changes to our valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during the nine months ended September 30, 2011. The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, and September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 30, 2011				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,226.5	$0.0	$0.0	$1,226.5	Cash and cash equivalents
Short-term marketable securities	13.8	0.0	0.0	13.8	Marketable securities
Long-term investments	1.4	9.1	0.0	10.5	Other assets
Total	$1,241.7	$9.1	$0.0	$1,250.8

As a percentage of total assets	10.5%	0.1%	0.0%	10.6%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$25.4	$25.4

	September 30, 2010				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,205.7	$0.0	$0.0	$1,205.7	Cash and cash equivalents
Short-term marketable securities	11.3	0.0	0.0	11.3	Marketable securities
Long-term investments	1.3	13.7	0.0	15.0	Other assets
Foreign currency derivatives [2]	0.0	0.0	0.2	0.2	Other assets
Total	$1,218.3	$13.7	$0.2	$1,232.2

As a percentage of total assets	10.2%	0.1%	0.0%	10.3%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$48.1	$48.1

[1]
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

	Three months ended September 30, 2011	Three months ended September 30, 2010
	Liabilities	Assets	Liabilities
	Mandatorily redeemable noncontrolling interests	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests
Balance at beginning of period	$27.0	$0.3	$61.8
Level 3 additions	0.3	0.0	2.1
Level 3 reductions	(2.0)	0.0	(16.1)
Realized losses included in net income	(0.1)	(0.1)	(0.3)
Balance at end of period	$25.4	$0.2	$48.1

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	Liabilities	Assets	Liabilities
	Mandatorily redeemable noncontrolling interests	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests
Balance at beginning of period	$52.0	$0.6	$47.8
Level 3 additions	0.8	0.0	2.1
Level 3 reductions	(28.0)	0.0	(2.9)
Realized losses included in net income	(0.5)	(0.4)	(1.1)
Foreign currency translation	0.1	0.0	0.0
Balance at end of period	$25.4	$0.2	$48.1
Level 3 reductions primarily consist of cash payments made related to unconditional obligations to purchase additional equity interests in previous acquisitions, which are classified within the financing section of the unaudited Consolidated Statements of Cash Flows. Level 3 additions relate to unconditional obligations to purchase additional equity interests in previous acquisitions for cash in future periods. Realized losses included in net income for mandatorily redeemable noncontrolling interests and foreign currency derivatives are reported as a component of interest expense and other income (expense), net, respectively, in the unaudited Consolidated Statements of Operations.

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
Guarantees
As discussed in our 2010 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $399.0 and $376.8 as of September 30, 2011 and December 31, 2010, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $323.0 and $395.0 as of September 30, 2011 and December 31, 2010, respectively.

Note 13:  Recent Accounting Standards
Goodwill
In September 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance for performing goodwill impairment tests, which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and we expect to adopt this guidance for our 2011 annual goodwill impairment test, which is performed as of October 1, 2011. The guidance amends the two-step goodwill impairment test by permitting an entity to first assess qualitative factors in determining whether the fair value of a reporting unit is less than its carrying amount.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

We do not expect the adoption of the amended guidance to have a significant impact on our Consolidated Financial Statements.
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

Multiemployer Pension Plans
In September 2011, the FASB issued amended guidance to enhance disclosure requirements related to an employer's participation in multiemployer pension plans, which is effective for fiscal years ending after December 15, 2011. The amended guidance requires additional quantitative and qualitative disclosures for entities with significant pension plans that multiple employers may contribute to. We do not expect the adoption of the amended guidance to have a significant impact on our Consolidated Financial Statements.

Comprehensive Income
In June 2011, the FASB issued amended guidance for presenting comprehensive income, which will be effective for us beginning January 1, 2012. The amended guidance eliminates the option to present other comprehensive income and its components in the statement of stockholders' equity. We may elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. We do not expect the adoption of the amended guidance to have a significant impact on our Consolidated Financial Statements.

Fair Value Measurements
In May 2011, the FASB issued amended guidance for measuring fair value and required disclosure information about such measures, which will be effective for us beginning January 1, 2012, and applied prospectively. The amended guidance requires an entity to disclose all transfers between Level 1 and Level 2 of the fair value hierarchy as well as provide quantitative and qualitative disclosures related to Level 3 fair value measurements. Additionally, the amended guidance requires an entity to disclose the fair value hierarchy level which was used to determine the fair value of financial instruments that are not measured at fair value, but for which fair value information must be disclosed. We do not expect the adoption of the amended guidance to have a significant impact on our Consolidated Financial Statements.
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
Our business objective is to continue to strengthen our full range of marketing expertise and competitive positioning in the marketplace. To support our objectives, we develop and invest in a range of talent, tools and businesses that are highly relevant to the needs of our clients and offer us strong financial returns. These include investments in rapidly growing marketing channels and geographic regions as well as key strategic world markets. We operate in a media landscape that is constantly changing. Accordingly, we remain focused on meeting the evolving needs of our clients in an increasingly complex consumer environment.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables present a summary of financial performance for the three and nine months ended September 30, 2011, as compared with the same periods in 2010.

	Three months ended September 30, 2011		Nine months ended September 30, 2011
% Increase	Total	Organic	Total	Organic
Revenue	11.1%	8.7%	9.8%	7.5%
Salaries and related expenses	8.0%	5.4%	9.6%	7.2%
Office and general expenses	4.7%	2.5%	5.5%	3.2%

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating margin	10.0%	6.5%	6.1%	4.8%
Expenses as % of revenue:
Salaries and related expenses	63.0%	64.8%	66.0%	66.1%
Office and general expenses	27.0%	28.6%	27.8%	29.0%

Net income available to IPG common stockholders	$208.1	$42.4	$261.7	$76.2

Earnings per share available to IPG common stockholders:
Basic	$0.45	$0.09	$0.56	$0.16
Diluted	$0.40	$0.08	$0.50	$0.11
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
The change in our operating performance attributable to foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. As a result, both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first nine months of 2011 include the Australian Dollar, Brazilian Real, Euro and Pound Sterling. During the first nine months of 2011, the U.S. Dollar weakened against all foreign currencies in regions where we primarily conduct our business as compared to the prior-year period, which had a positive impact on our revenue and a negative impact on our operating expenses. For the third quarter and first nine months of 2011, foreign currency fluctuations resulted in increases of approximately 3% in revenues, salaries and related expenses and office and general expenses, which had virtually no impact on our operating margin percentages.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offering and disposed of businesses that are not consistent with our strategic plan. For the third quarter and first nine months of 2011, the net effect of acquisitions and divestitures had a minimal impact on revenue and operating expenses compared to the respective prior-year periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010
REVENUE

	Three months ended September 30, 2010	Components of Change			Three months ended September 30, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,553.4	$48.3	$(10.9)	$135.7	$1,726.5	8.7%	11.1%
Domestic	916.9	0.0	(14.4)	93.0	995.5	10.1%	8.6%
International	636.5	48.3	3.5	42.7	731.0	6.7%	14.8%
United Kingdom	108.2	5.5	1.6	4.7	120.0	4.3%	10.9%
Continental Europe	169.8	18.9	1.6	(3.1)	187.2	(1.8)%	10.2%
Asia Pacific	154.5	13.1	0.1	23.7	191.4	15.3%	23.9%
Latin America	93.4	6.0	0.2	20.3	119.9	21.7%	28.4%
Other	110.6	4.8	0.0	(2.9)	112.5	(2.6)%	1.7%
During the third quarter of 2011, our revenue increased by $173.1, or 11.1%, compared to the third quarter of 2010, primarily consisting of an organic revenue increase of $135.7, or 8.7%, and a favorable foreign currency rate impact of $48.3. Our organic increase was attributable to higher spending from existing clients and net client wins in nearly all sectors of our business and throughout most geographic regions, led by the domestic market. The sectors which primarily contributed to the organic revenue increase were health and personal care, and retail. In the international markets, the most notable organic revenue increases occurred in the Latin America region, primarily in Brazil, and in the Asia Pacific region, primarily in China and Japan.
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

	Nine months ended September 30, 2010	Components of Change			Nine months ended September 30, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$4,502.1	$119.0	$(15.9)	$336.8	$4,942.0	7.5%	9.8%
Domestic	2,681.0	0.0	(36.8)	204.4	2,848.6	7.6%	6.3%
International	1,821.1	119.0	20.9	132.4	2,093.4	7.3%	15.0%
United Kingdom	301.1	15.6	14.4	28.0	359.1	9.3%	19.3%
Continental Europe	559.2	40.1	1.3	8.6	609.2	1.5%	8.9%
Asia Pacific	428.0	34.3	0.1	53.4	515.8	12.5%	20.5%
Latin America	242.6	15.7	1.3	27.9	287.5	11.5%	18.5%
Other	290.2	13.3	3.8	14.5	321.8	5.0%	10.9%
During the first nine months of 2011, our revenue increased by $439.9, or 9.8%, compared to the first nine months of 2010, primarily consisting of an organic revenue increase of $336.8, or 7.5%, and a favorable foreign currency rate impact of $119.0. The organic increase was attributable to higher spending from existing clients and net client wins in most sectors of our business and throughout all geographic regions, led by the domestic market. The sectors that primarily contributed to our organic revenue increase were health and personal care, auto and transportation, and technology and telecom. These increases were partially offset by decreases in the packaged goods sector due to a reduction in spending from existing clients. The international organic revenue increase occurred primarily in the Asia Pacific region, most notably in India and China, and, to a lesser extent, in the Latin America region, primarily in Brazil, and in the United Kingdom.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

OPERATING EXPENSES

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Salaries and related expenses	$1,088.0	$1,007.1	$3,263.8	$2,977.4
Office and general expenses	465.5	444.7	1,375.5	1,304.4
Restructuring and other reorganization-related (reversals) charges, net	(0.2)	1.4	0.8	2.3
Total operating expenses	$1,553.3	$1,453.2	$4,640.1	$4,284.1
Operating income	$173.2	$100.2	$301.9	$218.0

Salaries and Related Expenses

	2010	Components of Change			2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Three months ended September 30,	$1,007.1	$30.9	$(4.6)	$54.6	$1,088.0	5.4%	8.0%
Nine months ended September 30,	2,977.4	77.6	(6.0)	214.8	3,263.8	7.2%	9.6%
Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, decreased in the third quarter of 2011 to 63.0% from 64.8% when compared to the prior-year period. Salaries and related expenses in the third quarter of 2011 increased by $80.9 compared to the third quarter of 2010, primarily consisting of an organic increase of $54.6 and an adverse foreign currency rate impact of $30.9. The organic increase was primarily attributable to increases in our workforce, which mainly occurred in prior quarters beginning in 2010 to support business growth, which resulted in an increase in base salaries, benefits and temporary help of $41.9. The organic increase occurred across all regions, primarily in our domestic market.
Our staff cost ratio decreased slightly in the first nine months of 2011 to 66.0% from 66.1% when compared to the prior-year period. Salaries and related expenses in the first nine months of 2011 increased by $286.4 compared to the first nine months of 2010, primarily consisting of an organic increase of $214.8 and an adverse foreign currency rate impact of $77.6. The organic increase was primarily attributable to increases in our workforce to support business growth, which resulted in an increase in base salaries, benefits and temporary help of $169.8. Also contributing to the organic increase, but to a lesser extent, was an increase in incentive award expense and severance expense.
The following table details our staff cost ratio.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Salaries and related expenses	63.0%	64.8%	66.0%	66.1%
Base salaries, benefits and tax	51.5%	53.4%	54.3%	55.1%
Incentive expense	4.1%	4.3%	4.0%	3.9%
Severance expense	1.1%	1.0%	1.3%	1.0%
Temporary help	3.7%	3.8%	3.9%	3.6%
All other salaries and related expenses	2.6%	2.3%	2.5%	2.5%

Office and General Expenses

	2010	Components of Change			2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Three months ended September 30,	$444.7	$13.8	$(3.9)	$10.9	$465.5	2.5%	4.7%
Nine months ended September 30,	1,304.4	35.5	(5.5)	41.1	1,375.5	3.2%	5.5%
Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the third quarter of 2011 to 27.0% from 28.6% when compared to the prior-year period. Office and general expenses

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

in the third quarter of 2011 increased by $20.8 compared to the third quarter of 2010, primarily consisting of an adverse foreign currency rate impact of $13.8 and an organic increase of $10.9. The organic increase was primarily attributable to business growth that began in 2010, which resulted in higher production expenses related to pass-through costs for certain projects where we acted as a principal that increased in size or were new during the third quarter of 2011. Also contributing to the organic increase was higher discretionary spending to support business growth.
Our office and general expense ratio decreased in the first nine months of 2011 to 27.8% from 29.0% when compared to the prior-year period. Office and general expenses in the first nine months of 2011 increased by $71.1 compared to the first nine months of 2010, primarily consisting of an organic increase of $41.1 and an adverse foreign currency rate impact of $35.5. The organic increase was primarily due to the factors noted above for the third quarter of 2011.
The following table details our office and general expense ratio. All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Office and general expenses	27.0%	28.6%	27.8%	29.0%
Professional fees	1.5%	1.7%	1.7%	1.8%
Occupancy expense (excluding depreciation and amortization)	7.4%	8.0%	7.7%	8.2%
Travel & entertainment, office supplies and telecommunications	3.5%	3.7%	3.8%	3.8%
All other office and general expenses	14.6%	15.2%	14.6%	15.2%

EXPENSES AND OTHER INCOME

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cash interest on debt obligations	$(35.2)	$(35.5)	$(103.8)	$(104.2)
Non-cash interest	2.3	0.8	5.9	1.9
Interest expense	(32.9)	(34.7)	(97.9)	(102.3)
Interest income	9.7	6.8	27.7	19.4
Net interest expense	(23.2)	(27.9)	(70.2)	(82.9)
Other income (expense), net	137.1	(3.1)	136.3	(4.7)
Total (expenses) and other income	$113.9	$(31.0)	$66.1	$(87.6)

Net Interest Expense
For the three and nine months ended September 30, 2011, net interest expense decreased by $4.7 and $12.7, respectively, as compared to the respective prior-year periods, primarily due to an increase in interest income. Interest income increased primarily due to an increase in average cash and cash equivalent balances as well as an increase in average interest rates in certain countries compared to the prior-year periods.

Other Income (Expense), net
Results of operations for the three and nine months ended September 30, 2011 and 2010 include certain items which are not directly associated with our revenue-producing operations.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gains (losses) on sales of businesses and investments	$132.0	$0.3	$125.8	$(2.8)
Vendor discounts and credit adjustments	4.8	0.3	7.7	2.4
Other income (expense), net	0.3	(3.7)	2.8	(4.3)
Total other income (expense), net	$137.1	$(3.1)	$136.3	$(4.7)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Sales of Businesses and Investments – During the third quarter of 2011 we received net proceeds of $133.5 from the sale of approximately half of our holdings in Facebook, Inc. (the "Facebook transaction") and recorded a pre-tax gain of $132.2. Additionally during the first nine months of 2011, we recognized a loss relating to the sale of a business in the domestic market within our Integrated Agency Networks (“IAN”) segment. During the first nine months of 2010, we recognized a loss primarily related to the sale of one of our European businesses within our IAN segment.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the restatement we presented in our 2004 Annual Report on Form 10-K. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.

INCOME TAXES

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income before income taxes	$287.1	$69.2	$368.0	$130.4
Provision for income taxes	$70.4	$24.4	$96.5	$72.4
Effective tax rate	24.5%	35.3%	26.2%	55.5%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended September 30, 2011 our effective tax rate of 24.5% was positively impacted primarily by the ability to utilize capital losses to offset nearly all of the $132.2 capital gain realized from the Facebook transaction.  The capital gain enabled us to utilize capital loss carryforwards, on which a 100% valuation allowance had been previously established, and capital losses attributable to worthless securities in a consolidated subsidiary.
In addition to the positive factors noted above, the effective tax rate for the nine months ended September 30, 2011 of 26.2% was positively impacted primarily by the recognition of previously unrecognized tax benefits as a result of the settlement of the 2007-2008 IRS audit cycle, tax efficiencies from entity consolidation in the Asia Pacific region and the loss relating to the sale of a business in the domestic market. The effective tax rate was negatively impacted by state and local taxes, losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances and the net establishment of valuation allowances, primarily in Europe.
For the three months ended September 30, 2010, the effective tax rate was comparable to the statutory rate of 35% primarily due to losses in certain foreign locations for which we receive no benefit due to 100% valuation allowances and an increase in unrecognized tax benefits offset by the reversal of valuation allowances in Europe and tax benefits from the exercise of stock options. For the nine months ended September 30, 2010, the difference between the effective tax rate and the statutory rate of 35% was primarily due to factors similar to those noted above as well as the impact of state and local taxes.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the three and nine months ended September 30, 2011 was $0.45 and $0.56 per share, respectively, compared to $0.09 and $0.16 per share for the three and nine months ended September 30, 2010, respectively. Diluted earnings per share was $0.40 and $0.50 per share for the three and nine months ended September 30, 2011, respectively, compared to $0.08 and $0.11 per share for the three and nine months ended September 30, 2010, respectively.
Basic and diluted earnings per share includes $0.28 and $0.24 per share, respectively, for the three and nine months ended September 30, 2011 as a result of the gain recorded from the Facebook transaction. Basic earnings per share for the nine months ended September 30, 2010 includes a benefit of $0.05 per share from the repurchase of a portion of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the "Series B Preferred Stock") that occurred in the second quarter of 2010. Basic earnings per share for the three months ended September 30, 2010 and diluted earnings per share for the three and nine months ended September 30, 2010 were not impacted by this benefit.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment Results of Operations – Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010
As discussed in Note 10 to the unaudited Consolidated Financial Statements, we have two reportable segments as of September 30, 2011: IAN and Constituency Management Group (“CMG”). We also report results for the Corporate and other group.

IAN
REVENUE

	Three months ended September 30, 2010	Components of Change			Three months ended September 30, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,284.7	$42.7	$(1.2)	$106.5	$1,432.7	8.3%	11.5%
Domestic	719.7	0.0	(4.5)	67.8	783.0	9.4%	8.8%
International	565.0	42.7	3.3	38.7	649.7	6.8%	15.0%
During the third quarter of 2011, IAN revenue increased by $148.0 compared to the third quarter of 2010, primarily consisting of an organic revenue increase of $106.5 and a favorable foreign currency rate impact of $42.7. The increase in revenue at our IAN segment represented approximately 78% of the total organic revenue increase. The organic revenue increase was attributable to higher spending from existing clients and net client wins across most sectors and in most geographic regions, led by the domestic market. The sectors which primarily contributed to the organic revenue increase were retail, health and personal care, and technology and telecom. The international organic increase occurred predominantly in the Asia Pacific region, primarily in China, Japan and India, and in the Latin America region, primarily in Brazil.

	Nine months ended September 30, 2010	Components of Change			Nine months ended September 30, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$3,757.1	$105.3	$10.6	$267.3	$4,140.3	7.1%	10.2%
Domestic	2,134.0	0.0	(9.0)	163.1	2,288.1	7.6%	7.2%
International	1,623.1	105.3	19.6	104.2	1,852.2	6.4%	14.1%
During the first nine months of 2011, IAN revenue increased by $383.2 compared to the first nine months of 2010, primarily consisting of an organic revenue increase of $267.3 and a favorable foreign currency rate impact of $105.3. The increase in revenue at our IAN segment represented approximately 79% of the total organic revenue increase and occurred throughout all geographic regions, driven by factors similar to those noted above for the third quarter of 2011.

SEGMENT OPERATING INCOME

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2011	2010		2011	2010
Segment operating income	$180.6	$111.5	62.0%	$343.9	$268.2	28.2%
Operating margin	12.6%	8.7%		8.3%	7.1%

Operating income increased during the third quarter of 2011 when compared to the third quarter of 2010 due to an increase in revenue of $148.0, partially offset by increases in salaries and related expenses of $59.4 and office and general expenses of $19.5. The increase in salaries and related expenses was primarily attributable to an increase in our workforce, which mainly occurred in prior quarters beginning in 2010 to support business growth, which resulted in an increase in base salaries, benefits and temporary help across nearly all agencies within IAN. Additionally, office and general expenses increased primarily due to an increase in occupancy costs, higher discretionary spending and, to a lesser extent, higher production expenses due to business growth.
Operating income increased during the first nine months of 2011 when compared to the first nine months of 2010 due to an increase in revenue of $383.2, partially offset by increases in salaries and related expenses of $237.6 and office and general expenses of $69.9. The increase in salaries and related expenses was driven by factors similar to those noted above for the third quarter of 2011. Office and general expenses increased due to business growth, which resulted in higher production expenses, an increase in occupancy costs and higher discretionary spending.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

CMG
REVENUE

	Three months ended September 30, 2010	Components of Change			Three months ended September 30, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$268.7	$5.6	$(9.7)	$29.2	$293.8	10.9%	9.3%
Domestic	197.2	0.0	(9.9)	25.2	212.5	12.8%	7.8%
International	71.5	5.6	0.2	4.0	81.3	5.6%	13.7%
During the third quarter of 2011, CMG revenue increased by $25.1 compared to the third quarter of 2010, consisting of an organic revenue increase of $29.2 and a favorable foreign currency rate impact of $5.6, partially offset by the effect of net divestitures of $9.7. The organic revenue increase was primarily due to higher spending from existing clients and net client wins which occurred in all disciplines, primarily in our public relations, events marketing and branding businesses, and predominantly in our domestic market. The international organic increase was most significant in the Asia Pacific region, primarily in Australia. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete. The reduction in revenue due to net divestitures primarily relates to the sale of a business in our domestic market in the fourth quarter of 2010.

	Nine months ended September 30, 2010	Components of Change			Nine months ended September 30, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$745.0	$13.7	$(26.5)	$69.5	$801.7	9.3%	7.6%
Domestic	547.0	0.0	(27.8)	41.3	560.5	7.6%	2.5%
International	198.0	13.7	1.3	28.2	241.2	14.2%	21.8%
During the first nine months of 2011, CMG revenue increased by $56.7 compared to the first nine months of 2010, consisting of an organic revenue increase of $69.5 and a favorable foreign currency rate impact of $13.7, partially offset by the effect of net divestitures of $26.5. The organic revenue increase occurred in most disciplines and was driven by factors similar to those noted above for the third quarter of 2011. The international organic increase was predominately in the Asia Pacific region, primarily in Australia and China, and in the United Kingdom.

SEGMENT OPERATING INCOME

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2011	2010		2011	2010
Segment operating income	$27.9	$23.8	17.2%	$66.6	$53.3	25.0%
Operating margin	9.5%	8.9%		8.3%	7.2%
Operating income increased during the third quarter of 2011 when compared to the third quarter of 2010 due to an increase in revenue of $25.1, partially offset by increases in salaries and related expenses of $14.1 and office and general expenses of $6.9. Salaries and related expenses increased across all disciplines primarily due to business growth, which resulted in an increase in base salaries, benefits and temporary help. Additionally, office and general expenses increased due to higher production expenses and, to a lesser extent, an increase in discretionary spending to support business growth.
Operating income increased during the first nine months of 2011 when compared to the first nine months of 2010 due to an increase in revenue of $56.7, partially offset by increases in salaries and related expenses of $31.4, and office and general expenses of $12.0, driven by factors similar to those noted above for the third quarter of 2011.

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
Corporate and other expenses increased during the third quarter of 2011 by $1.8 to $35.5 compared to the third quarter of 2010, and increased by $6.6 to $107.8 during the first nine months of 2011 compared to the first nine months of 2010, due to an increase in salaries and related expenses, partially offset by lower office and general expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Nine months ended September 30,
Cash Flow Data	2011	2010
Net income, adjusted to reconcile net income to net cash used in operating activities [1]	$334.6	$232.6
Net cash used in working capital [2]	(702.9)	(376.3)
Changes in other non-current assets and liabilities using cash	(75.6)	(18.1)
Net cash used in operating activities	$(443.9)	$(161.8)
Net cash provided by (used in) investing activities	9.1	(83.6)
Net cash used in financing activities	(422.7)	(327.7)

[1]
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, deferred income taxes and gain on sale of an investment.

[2]	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.

Balance Sheet Data	September 30, 2011	December 31, 2010	September 30, 2010
Cash, cash equivalents and marketable securities	$1,798.8	$2,689.4	$1,939.0

Short-term borrowings	$149.9	$114.8	$124.3
Current portion of long-term debt	408.5	38.9	231.0
Long-term debt	1,166.2	1,583.3	1,588.9
Total debt	$1,724.6	$1,737.0	$1,944.2
Operating Activities
Net cash used in operating activities during the first nine months of 2011 was $443.9, which is an increase of $282.1 as compared to the first nine months of 2010, primarily as a result of an increase in working capital usage of $326.6. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The net working capital usage in the first nine months of 2011 was primarily impacted by our media businesses.
The timing of media buying on behalf of our clients affects our working capital and operating cash flow. In most of our businesses, our agencies enter into commitments to pay production and media costs on behalf of clients. To the extent possible we pay production and media charges after we have received funds from our clients. The amounts involved substantially exceed our revenues, and primarily affect the level of accounts receivable, expenditures billable to clients and accounts payable. Our assets include both cash received and accounts receivable from clients for these pass-through arrangements, while our liabilities include amounts owed on behalf of clients to media and production suppliers.
Our accrued liabilities are also affected by the timing of certain other payments. For example, while annual cash incentive awards are accrued throughout the year, they are generally paid during the first quarter of the subsequent year.

Investing Activities
Net cash provided by investing activities during the first nine months of 2011 primarily reflects net proceeds of $133.5 from the Facebook transaction, partially offset by capital expenditures and payments for acquisitions. Capital expenditures of $83.3 relate primarily to computer software and hardware, and leasehold improvements. Payments for acquisitions of $50.3 relate to new acquisitions and deferred payments on prior acquisitions.

Financing Activities
Net cash used in financing activities during the first nine months of 2011 primarily relates to the repurchase of 27.0 shares of our common stock for an aggregate cost of $269.0, including fees. Additionally, net cash used in financing activities includes dividend payments of $84.4 on our common stock and acquisition related payments of $70.4, primarily related to transactions with consolidated subsidiaries where we have increased our ownership interests.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in a decrease of $33.2 during the first nine months of 2011. This decrease primarily reflects the strengthening of the U.S. Dollar against several foreign currencies, including the Australian Dollar and Brazilian Real as of September 30, 2011, as compared to December 31, 2010.

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

Funding Requirements
Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, dividends, taxes, debt service and contributions to pension and postretirement plans. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options arising from prior acquisitions to sell us their interests. Notable funding requirements include:

•
Acquisitions – We will continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $2.0 in the fourth quarter of 2011 and approximately $7.0 in 2012 related to prior acquisitions. We may also be required to pay approximately $24.0 over the next twelve months related to put options held by minority shareholders if exercised.

•
Dividends – In the first quarter of 2011 we initiated regular quarterly cash dividends on our common stock. Most recently, we paid a cash dividend of $0.06 per share on our common stock on September 23, 2011. As of the applicable record date, we had 459.4 shares outstanding (excluding restricted shares), which corresponded to an aggregate dividend payment of $27.6. Assuming a quarterly dividend of $0.06 per share and no significant change in the number of outstanding shares, we expect to pay approximately $110.0 over the next twelve months. We also pay regular quarterly dividends of $2.9, or $11.6 annually, on our Series B Preferred Stock.

•
Debt service – During the third quarter of 2011 we paid $37.6 in cash when the remainder of our 7.25% Senior Unsecured Notes due 2011 matured. On March 15, 2012, holders of our $400.0 4.25% Convertible Senior Notes due 2023 may require us to repurchase their notes for cash at par. The remainder of our debt is primarily long-term, with maturities scheduled through 2023.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the plans’ funded status. During the nine months ended September 30, 2011, we contributed $13.3 of cash to our domestic pension plan and $17.6 of cash to our foreign pension plans. In the fourth quarter of 2011, we expect to contribute approximately $0.8 and $6.4 of cash to our domestic and foreign pension plans, respectively.

Share Repurchase Program
In February 2011, our Board authorized a program to repurchase from time to time up to $300.0 of our common stock. In August 2011, our Board authorized an increase in the amount available under our share repurchase program up to $450.0 of our common stock. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. The share repurchase program has no expiration date. We expect to continue

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and our other funding requirements. As of September 30, 2011, there remains approximately $182.0 available for future repurchases under the program.

FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, primarily at the holding company level and at our largest subsidiaries. Below is a summary of our sources of liquidity.

	September 30, 2011
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$1,798.8
Committed credit agreement	$1,000.0	$0.0	$15.1	$984.9
Uncommitted credit arrangements	$456.0	$149.9	$0.1	$306.0

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.

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
We were in compliance with all of our covenants in the Credit Agreement as of September 30, 2011. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of September 30, 2011.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	September 30, 2011	EBITDA Reconciliation	September 30, 2011
Interest coverage ratio (not less than)	5.00x	Operating income	$632.6
Actual interest coverage ratio	7.84x	Add:
		Depreciation and amortization	200.0
Leverage ratio (not greater than)	3.00x	Other non-cash amounts	(0.8)
Actual leverage ratio	2.07x	EBITDA	$831.8
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
We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. As of September 30, 2011, the weighted-average interest rate on outstanding balances under the uncommitted credit facilities was approximately 5.0%.

Investments
From time to time, we make investments in privately held companies that we believe may be of interest to the advertising and marketing sectors. These investments are recorded on our Consolidated Balance Sheets at cost. Certain of these investments, the most significant of which is in Facebook, have significantly appreciated compared to their cost, but there can be no assurance as to the terms on which we would be able to dispose of any such investments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

In August 2011, we sold approximately half of our holdings in Facebook resulting in a pre-tax gain of $132.2, which was reported as a component of other income (expense), net in our unaudited Consolidated Statements of Operations.

Cash Pooling
We aggregate our net domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of September 30, 2011 the amount netted was $1,043.0.

DEBT CREDIT RATINGS
Our long-term debt credit ratings as of October 17, 2011 are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Baa3	BB+	BBB
Outlook	Stable	Stable	Stable
We are investment-grade rated by both Moody's Investor Services ("Moody's") and Fitch Ratings. The most recent update to our credit ratings occurred in June 2011 when Moody's upgraded our rating from Ba2 to Baa3 and changed our outlook from positive to stable. Additionally, in May 2011 Standard and Poor’s upgraded our credit rating from BB to BB+, and changed our outlook from positive to stable. Previously, in October 2010, Fitch Ratings upgraded our rating from BB+ to BBB and changed our outlook from positive to stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, including, among other things, because they could affect funding costs in the capital markets or otherwise. For example, our credit facility fees and borrowing rates are based on a credit ratings grid.

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

RECENT ACCOUNTING STANDARDS
See Note 13 to the unaudited Consolidated Financial Statements for further information on certain accounting standards that have been adopted during 2011 or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. During the first nine months of 2011, we entered into and exited interest rate swap agreements, which we use to manage our exposure to changes in interest rates. We do not expect these swap agreements to materially alter our exposure to market risk. See Note 2 to the unaudited Consolidated Financial Statements for further information on our interest rate swap agreements. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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

Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our current legal proceedings is set forth in Note 12 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the third quarter of 2011, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from July 1, 2011 to September 30, 2011.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
July 1 – 31	1,057,431	$12.34	1,053,500	$148,272,372
August 1 – 31	7,044,010	$8.88	7,041,700	$235,725,246
September 1 – 30	6,914,322	$7.84	6,910,478	$181,573,905
Total[1]	15,015,763	$8.64	15,005,678

[1]
Includes restricted shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 3,931Withheld Shares in July 2011, 2,310 Withheld Shares in August 2011 and 3,844 Withheld Shares in September 2011, for a total of 10,085 Withheld Shares during the three-month period.

[2]
The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing the sum for the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our program to repurchase our common stock, described in Note 5 to the unaudited Consolidated Financial Statements, by the sum of the number of Withheld Shares and the number of shares acquired in our stock repurchase program.

[3]
On February 25, 2011 we announced in a press release that on February 24, 2011 our Board of Directors ("Board") approved a program to repurchase from time to time up to $300 million of our common stock. On August 15, 2011 we announced in a press release that our Board had authorized an increase in our existing share repurchase program to $450.0 million of our common stock. There is no expiration date associated with the program.

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

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: October 28, 2011

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: October 28, 2011

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended September 30, 2011.