Form 10-K
period 2011-12-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2012-02-24
CIK 51644

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes ☒    No ☐

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
Yes ☐    No ☒
As of June 30, 2011, the aggregate market value of the shares of registrant’s common stock held by non-affiliates was approximately $6.0 billion. The number of shares of the registrant’s common stock outstanding as of February 15, 2012 was 446,111,507.
DOCUMENTS INCORPORATED BY REFERENCE
The following sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012 are incorporated by reference in Part III: “Election of Directors,” “Director Selection Process,” “Code of Conduct,” “Principal Committees of The Board of Directors,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation of Executive Officers,” “Non-Management Director Compensation,” “Compensation Discussion and Analysis,” “Compensation and Leadership Talent Committee Report,” “Outstanding Shares,” “Review and Approval of Transactions with Related Persons,” “Director Independence” and “Appointment of Independent Registered Public Accounting Firm.”

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
The Interpublic Group of Companies, Inc. (“Interpublic,” “IPG,” “we,” “us,” or “our”) was incorporated in Delaware in September 1930 under the name of McCann-Erickson Incorporated as the successor to the advertising agency businesses founded in 1902 by A.W. Erickson and in 1911 by Harrison K. McCann. The company has operated under the Interpublic name since January 1961.

About Us
We are one of the world’s premier global advertising and marketing services companies. Through our 42,000 employees in all major world markets, our companies specialize in consumer advertising, digital marketing, communications planning and media buying, public relations and specialized communications disciplines. Our agencies create customized marketing programs for many of the world's largest companies. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world, as they seek to build brands, increase sales of their products and services and gain market share.
The work we produce for our clients is specific to their unique needs. Our solutions vary from project-based activity involving one agency to long-term, fully integrated campaigns created by multiple IPG agencies working together. With offices in over 100 countries, we can operate in a single region, or deliver global integrated programs.
The role of our holding company is to provide resources and support to ensure that our agencies can best meet clients’ needs. Based in New York City, our holding company sets company-wide financial objectives and corporate strategy, establishes financial management and operational controls, guides personnel policy, directs collaborative inter-agency programs, conducts investor relations, provides enterprise risk management and oversees mergers and acquisitions. In addition, we provide limited centralized functional services that offer our companies operational efficiencies, including accounting and finance, executive compensation management and recruitment assistance, employee benefits, marketing information retrieval and analysis, internal audit, legal services, real estate expertise and travel services.

Our Brands
Interpublic is home to some of the world’s best-known and most innovative communications specialists. We have three global networks, McCann Worldgroup ("McCann"), Draftfcb and Lowe & Partners ("Lowe"), that provide integrated, large-scale advertising and marketing solutions for clients, and two global media services companies, UM and Initiative, operating under the Mediabrands umbrella. We also have premier domestic integrated and interactive agencies that are industry leaders as well as a range of best-in-class specialized communications assets.

•
McCann offers a full range of communications tools and resources to many of the world's top companies and most famous brands, positioning McCann to meet client demands in all regions of the world and in all marketing disciplines. McCann Erickson Advertising has operations in over 100 countries. MRM Worldwide is among our industry's largest global digital and customer relationship management ("CRM") networks. Momentum Worldwide is a leader in experiential marketing and promotions, as is McCann Healthcare Worldwide in healthcare communications.

•
Draftfcb is a modern agency model for clients seeking creative and accountable marketing programs delivered in a media-neutral manner under a unified, integrated business. The company has its roots in both consumer advertising and behavioral, data-driven direct marketing. We believe the agency is the first global, behavior-based, creative and accountable marketing communications organization operating as a financially and structurally integrated business unit.

•
Lowe is a premier creative agency that operates in the world’s most dynamic growth markets. Lowe's core strength is developing high-value ideas that connect with popular culture and drive business results. This is evident in the agency's global creative rankings and strong local operations in major key markets, such as Deutsch (U.S.), DLKW/Lowe (U.K.), Lowe Lintas (India) and BorghiErh/Lowe (Brazil).

•
Mediabrands delivers on the scale and breadth of our media capabilities, making investment decisions for tens of billions of dollars of client marketing budgets, yet retains a nimble, collaborative culture. UM and Initiative seek to deliver business results by advising clients on how to navigate an increasingly complex and digital marketing landscape. Specialist brands within Mediabrands focus on areas such as the targeting and aggregation of audiences in the digital space, hyper-local marketing, media barter and a range of other capabilities.

•
Our domestic integrated independent agencies include some of advertising's most recognizable and storied agency brands, including Campbell-Ewald, Hill Holliday, The Martin Agency and Mullen. The marketing programs created by this group incorporate all media channels, CRM, public relations and other marketing activities and have helped build some of the most powerful brands in the U.S., across all sectors and industries.

•
We also have exceptional marketing specialists across a range of disciplines. These include Jack Morton (experiential marketing), Octagon (sports marketing), industry-leading public relations agencies such as Weber Shandwick and GolinHarris, FutureBrand (corporate branding), and our digital specialist agencies, led by R/GA and HUGE, which are among the industry's most award-winning digital agencies. Our healthcare communications specialists reside within our three global brands, McCann, Draftfcb and Lowe.

We list approximately 85 of our companies on our website’s “Company Finder” tool, with descriptions and office locations for each. To learn more about our broad range of capabilities, visit our website at http://www.interpublic.com.

Market Strategy
We operate in a media landscape that is evolving at a rapid pace. Media channels continue to fragment, and clients face an increasingly complex consumer environment. To stay ahead of these challenges and to achieve our objectives, we have made and continue to make significant investments in creative and strategic talent in fast-growth digital marketing channels and high-growth geographic regions and world markets. In addition, we consistently review opportunities within our company to enhance our operations through mergers and strategic alliances, as well as the development of internal programs that encourage intra-company collaboration. As appropriate, we also develop relationships with technology and emerging media companies that are building leading-edge marketing tools that complement our agencies' skill sets and capabilities.
In recent years, we have taken several major strategic steps to position our agencies as leaders in the global advertising and communications market. These include:

•
We re-organized our media operations under a single management structure, Mediabrands, to reinvent how we plan, buy and measure media investment on behalf of our clients. We have also aligned a spectrum of specialist media companies under this structure. Additionally, we have invested in technology and analytics, including the launch of the IPG Media Lab in New York in 2011, a highly advanced resource for our clients. Since launch in 2008, Mediabrands has delivered industry-leading performance and growth.

•
We moved Lowe to a hub model, focused on a smaller and more strategic global footprint, and significantly revamped its management team in an effort to turn around its operating performance. Once this approach began to yield positive results, we strengthened Lowe's capabilities in the key Brazil and U.K. markets through acquisitions and in the U.S. by aligning Deutsch and Lowe in North America to create a more powerful offering from which to service and source multinational clients.

•	Five years ago, we combined accountable marketing and consumer advertising agencies in the unique global offering of Draftfcb, which is now operational throughout all world markets.

•
At our marketing services division, Constituency Management Group (“CMG”), we continue to strengthen our market leading public relations and events marketing specialists. In recent years, we built out significant social media practices across CMG agencies and expanded our operations in Latin America, China and the Middle East.

•
Our McCann unit continues the transformation of its offering under new global leadership with the delivery of best-in-class integrated marketing communications solutions in all geographic regions for the world's largest multinational advertisers.

Digital Growth
Demand for our digital marketing services continues to evolve rapidly. In order to meet this need and provide high-value resources to clients, we have in recent years focused our investment in embedding digital talent and technology throughout the organization. This reflects our belief that digital marketing cannot be treated as a stand-alone function, but should, instead, be integrated within all of our companies, mirroring the way in which consumers incorporate digital media into their other media habits, and, ultimately, their day-to-day life. Recruiting and developing digital expertise at all our agencies and in all marketing disciplines is an area in which we continue to invest.
To meet the changing needs of the marketplace, we have acquired or incubated specialty digital assets, such as Reprise Media (search engine marketing), HUGE (e-commerce solutions), Cadreon (demand-side platform) and The IPG Media Lab. We have also continued to invest in existing digital assets such as R/GA, a digital agency and industry leader in the development of award-winning interactive campaigns for global clients, as well as MRM, a leading global digital agency. These companies have unique capabilities and service their own client rosters, while also serving as key digital partners to many of the agencies within IPG.

Fast-Growth Regions
We continue to evaluate strategic opportunities to invest and grow in fast-growth geographic regions. In recent years, we have made significant investments in India and Brazil, further strengthening our leadership position in these high-growth, developing markets. Transactions completed in Brazil include the 2011 acquisition of S2 Publicom, a leading public relations company and the 2010 acquisition of CuboCC, a new media and digital marketing services company. Further, our operations in India continue to be best-in-class as we support our strong growth in the region with partnerships and talent investment, giving us a leadership position in this important market. We also hold a majority stake in the Middle East Communication Networks (“MCN”), among the region's premier marketing services companies. MCN is headquartered in Dubai, with 60 offices across 14 countries. Our partner in Russia is an acknowledged leader in that country. In China, where we operate with all of our global networks and across the full spectrum of marketing services, we continue to invest organically in talent and behind our agency brands. Additional areas of investment in 2011 included key Asia Pacific markets.

Acquisition Strategy
We feel that our company has the appropriate set of assets, capabilities and geographic coverage to succeed in today's media landscape. However, when an outstanding resource or a strong tactical fit becomes available, IPG has been opportunistic in making tuck-in, niche acquisitions to enhance our offerings. Our focus has been and will continue to be predominantly on digital and international growth markets.
During the course of 2011, IPG acquired multiple agencies across the marketing spectrum, including firms specializing in digital and social media, healthcare communications, and public relations, as well as agencies with full service capabilities. All acquired agencies have been integrated into one of our global networks or existing agencies.

Financial Objectives
Our long-term financial goals include maintaining competitive organic revenue growth and continuing to improve our operating margins, which we expect will further strengthen our liquidity profile and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate and information technology. The improvements we have made in our financial reporting and business information systems allow us more timely and actionable insights from our global operations, while our conservative approach to our balance sheet and liquidity position provides us with a solid financial foundation and financial flexibility to manage our business.
We believe that our strategy and execution position us to be fully competitive in key growth areas such as digital services and emerging markets, with the talent and creativity to thrive in a content-driven media world, to meet our financial goals and to deliver long-term shareholder value.

Financial Reporting Segments
We have two reportable segments, which are Integrated Agency Networks (“IAN”) and CMG. IAN is comprised of McCann, Draftfcb, Lowe, Mediabrands and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. See Note 13 to the Consolidated Financial Statements for further information.

Principal Markets
Our agencies are located in over 100 countries, including every significant world market. Our geographic revenue breakdown is listed below.

	% of Total Revenue
	2011	2010	2009
Domestic	55.4%	57.0%	56.1%
United Kingdom	7.7%	7.2%	7.6%
Continental Europe	13.0%	13.3%	15.4%
Asia Pacific	10.6%	9.8%	9.6%
Latin America	6.3%	5.6%	4.8%
Other	7.0%	7.1%	6.5%
For further information regarding revenues and long-lived assets on a geographical basis for each of the last three years, see Note 13 to the Consolidated Financial Statements.

Sources of Revenue
Our revenues are primarily derived from the planning and execution of multi-channel advertising, marketing and communications programs around the world. Our revenue is directly dependent upon our ability to win new clients and the advertising, marketing and corporate communications requirements of our existing clients. Most of our client contracts are individually negotiated and, accordingly, the terms of client engagements and the bases on which we earn commissions and fees vary significantly. As is customary in the industry, our contracts generally provide for termination by either party on relatively short notice, usually 90 days.
Revenues for the creation, planning and placement of advertising are determined primarily on a negotiated fee basis and, to a lesser extent, on a commission basis. Fees are usually calculated to reflect hourly rates plus proportional overhead and a mark-up. Many clients include an incentive compensation component in their total compensation package. This provides added revenue based on achieving mutually agreed-upon qualitative or quantitative metrics within specified time periods. Commissions are earned based on services provided and are usually derived from a percentage or fee over the total cost to complete the assignment. Commissions can also be derived when clients pay us the gross rate billed by media and we pay for media at a lower net rate; the difference is the commission that we earn, which we either retain in full or share with the client depending on the nature of the applicable services agreement.
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

	Consolidated Revenues for the Three Months Ended
	2011		2010		2009
(Amounts in Millions)
March 31	$1,474.8	21.0%	$1,337.0	20.5%	$1,322.2	22.0%
June 30	1,740.7	24.8%	1,611.7	24.8%	1,469.5	24.4%
September 30	1,726.5	24.6%	1,553.4	23.9%	1,421.5	23.7%
December 31	2,072.6	29.6%	2,005.2	30.8%	1,794.2	29.9%
	$7,014.6		$6,507.3		$6,007.4
See Note 1 to the Consolidated Financial Statements for further information on our revenue recognition accounting policies.

Clients
Our large and diverse client base includes many of the most recognizable companies and brands throughout the world. Our holding company structure allows us to maintain a diversified client base across and within a full range of industry sectors. In the aggregate, our top ten clients based on revenue accounted for approximately 22% and 24% of revenue in 2011 and 2010, respectively. Our largest client accounted for approximately 4% and 5% of revenue for 2011 and 2010, respectively. Based on revenue for the year ended December 31, 2011, our five largest clients (in alphabetical order) were General Motors, Johnson & Johnson, Microsoft, Unilever and Verizon. We represent several different brands or divisions of each of these clients in a number of geographic markets, as well as provide services across multiple advertising and marketing disciplines, in each case through more than one of our agency systems. Representation of a client rarely means that we handle advertising for all brands or product lines of the client in all geographical locations. Any client may transfer its business from one of our agencies to another one of our agencies or to a competing agency, and a client may reduce its marketing budget at any time.
We operate in a highly competitive advertising and marketing communications industry. Our operating companies compete against other large multinational advertising and marketing communications companies as well as numerous independent and niche agencies to win new clients and maintain existing client relationships.

Personnel
As of December 31, 2011, we employed approximately 42,000 people, of whom approximately 18,000 were employed in the United States. Because of the service character of the advertising and marketing communications business, the quality of personnel is of crucial importance to our continuing success. We conduct extensive employee training and development throughout our agencies, and benchmark our compensation programs against those of our industry for their competitiveness and effectiveness in recruitment and retention. There is keen competition for qualified employees.

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
The client’s perception of the quality of our agencies’ creative work and its relationships with key personnel at the Company or our agencies are important factors that affect our competitive position. An agency’s ability to serve clients, particularly large international clients, on a broad geographic basis and across a range of services may also be important competitive considerations. On the other hand, because an agency’s principal asset is its people, freedom of entry into the business is almost unlimited and a small agency is, on occasion, able to take all or some portion of a client’s account from a much larger competitor.
Many companies put their advertising and marketing communications business up for competitive review from time to time, and clients may choose to terminate their contracts on a relatively short timeframe. We have won and lost client accounts in the past as a result of such periodic competitions. In the aggregate, our top ten clients based on revenue accounted for approximately 22% of revenue in 2011. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of its business, could have a material adverse effect upon our business and results of operations.
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
While we have seen economic recovery in most of our key markets during 2011, the strength and duration of the recovery has varied across geographic regions, and areas of uncertainty about the prospects for continued improvements in the global economy and a degree of caution on the part of some marketers continue to have an effect on the demand for advertising and marketing services. In particular, the uneven pace of recovery in certain European markets has contributed to concerns over future growth in these markets. In 2011, Continental Europe and the United Kingdom accounted for 13.0% and 7.7% of our revenue, respectively. The marketing services industry can be affected more severely than other sectors by an economic downturn and can recover more slowly than the economy generally. In the past, some clients have responded to weak economic and financial conditions by reducing their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. For example, we experienced a 10.8% organic revenue decline during 2009. This pattern may recur in the future. If our business is significantly adversely affected by unfavorable economic conditions, a decrease in our revenue could pose a challenge to our cash generation from operations.

•	We may lose or fail to attract and retain key employees and management personnel.
Our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. An important aspect of our competitiveness is our ability to attract and retain key employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award and other factors which may be beyond our control. In addition, the advertising and marketing services industry is characterized by a high degree of employee mobility. If we were to fail to attract key personnel or lose them to competitors or clients, our business and results of operations could be adversely affected.

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
We maintain a committed credit facility to increase our financial flexibility (as amended and restated as of May 31, 2011, the “Credit Agreement”). The Credit Agreement contains financial covenants, and events like a material economic downturn could adversely affect our ability to comply with them. For example, compliance with the financial covenants would be more difficult to achieve if we were to experience substantially lower revenues, a substantial increase in client defaults or sizable asset impairment charges. If we were unable to comply with any of the financial covenants contained in the Credit Agreement, we could be required to seek an amendment or waiver from our lenders, and our costs under the Credit Agreement could increase. If we were unable to obtain a necessary amendment or waiver, the Credit Agreement could be terminated. Furthermore, the Credit Agreement includes commitments from a syndicate of financial institutions, and if any of them were unable to perform and no other bank assumed that institution’s commitment, the availability of credit under that agreement would be correspondingly reduced. If credit under the Credit Agreement were unavailable or insufficient, our liquidity could be adversely affected.
If our business or financial needs lead us to seek new or additional sources of liquidity, there can be no guarantee that we would be able to access any new sources of liquidity on commercially reasonable terms or at all. For further discussion of our liquidity profile and outlook, see “Liquidity and Capital Resources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	International business risks could adversely affect our operations.
We are a global business. Operations outside the United States represent a significant portion of our revenues, approximately 45% in 2011. These operations are exposed to risks that include local legislation, currency variation, exchange control restrictions, and difficult local political or economic conditions. In developing countries or regions, we may face further risks, such as slower receipt of payments, nationalization, social and economic instability, currency repatriation restrictions and undeveloped or inconsistently enforced commercial laws. These risks may limit our ability to grow our business and effectively manage our operations in those countries.
In addition, because a significant portion of our business is denominated in currencies other than the U.S. dollar, such as the Australian Dollar, Brazilian Real, Canadian Dollar, Chinese Yuan Renminbi, Euro, Japanese Yen and Pound Sterling, fluctuations in exchange rates between the U.S. dollar and such currencies may materially affect our financial results. Concerns persist in Europe in particular over the debt burdens of certain countries that use the Euro as their currency and the overall stability of the Euro. Possible consequences, such as the re-introduction of individual currencies in countries currently employing the Euro or the dissolution of the Euro as a common currency, or market perceptions and uncertainties about the possibility and impact of such events, could adversely affect the value of our Euro-denominated assets and results of operations.

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
Our industry is subject to government regulation and other governmental action, both domestic and foreign. Advertisers and consumer groups may challenge advertising through legislation, regulation, judicial actions or otherwise, for example on the grounds that the advertising is false and deceptive or injurious to public welfare. Our business is also subject to specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements applicable to advertising for certain products. Existing and proposed laws and regulations, in particular in the European Union and the United States, concerning user privacy, use of personal information and on-line tracking technologies could affect the efficacy and profitability of internet-based and digital marketing. Legislators, agencies and other governmental units may also continue to initiate proposals to ban the advertising of specific products, such as alcohol or tobacco, and to impose taxes on or deny deductions for advertising, which, if successful, may hinder our ability to accomplish our clients’ goals and have an adverse effect on advertising expenditures and, consequently, on our revenues. Furthermore, we could suffer reputational risk as a result of governmental or legal action or from undertaking controversial work that may be challenged by consumer groups.

•	We rely extensively on information technology systems.
We rely extensively and increasingly on information technologies and infrastructure to manage our business, including recording marketing strategies and client information, developing new business opportunities and processing business transactions. We operate in many respects on a decentralized basis, with a large number of agencies and legal entities, and the resulting size, diversity and disparity of our technology systems and complications in implementing standardized technologies and procedures could increase the potential vulnerability of our systems to breakdown, malicious intrusion or random attack. Likewise, data privacy breaches, as well as improper use of social media, by employees and others may pose a risk that sensitive data could be exposed to third parties or to the public generally. Any such breakdowns or breaches in our systems or data-protection policies could adversely affect our reputation or business.

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
As of December 31, 2011, we have substantial amounts of long-lived assets, deferred tax assets and investments on our Consolidated Balance Sheet, including approximately $3.4 billion of goodwill. Future events, including our financial performance, market valuation of us or market multiples of comparable companies, loss of a significant client’s business or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, deferred tax assets and investments may have become impaired. For further discussion of goodwill and other intangible assets, and our sensitivity analysis of our valuation of these assets, see “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any significant impairment loss would have an adverse impact on our reported earnings in the period in which the charge is recognized.

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
Substantially all of our office space is leased from third parties. Certain leases are subject to rent reviews or contain escalation clauses, and certain of our leases require the payment of various operating expenses, which may also be subject to escalation. Physical properties include leasehold improvements, furniture, fixtures and equipment located in our offices. We believe that facilities leased or owned by us are adequate for the purposes for which they are currently used and are well maintained. See Note 14 to the Consolidated Financial Statements for further information on our lease commitments.

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

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of IPG

Name	Age	Office
Michael I. Roth[1]	66	Chairman of the Board and Chief Executive Officer
Nicolas Brien	50	Chairman and Chief Executive Officer of McCann Worldgroup
Nicholas J. Camera	65	Senior Vice President, General Counsel and Secretary
Christopher F. Carroll	45	Senior Vice President, Controller and Chief Accounting Officer
Julie M. Connors	40	Senior Vice President, Audit and Chief Risk Officer
Philippe Krakowsky	49	Executive Vice President, Chief Strategy and Talent Officer
Frank Mergenthaler	51	Executive Vice President and Chief Financial Officer

[1]	Also a Director

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
Mr. Brien was named Chairman and Chief Executive Officer of the McCann Worldgroup in April 2010. Prior to that time, Mr. Brien served as President and Chief Executive Officer of Mediabrands from February 2008 to February 2010 and as President and Chief Executive Officer of Universal McCann from August 2005 until February 2008.
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
Price Range of Common Stock
Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IPG.” The following table provides the high and low closing sales prices per share for the periods shown below as reported on the NYSE. As of February 15, 2012, there were approximately 19,900 registered holders of our outstanding common stock.

	NYSE Sale Price
Period	High	Low	Cash Dividends Declared
2011:
Fourth Quarter	$9.92	$6.95	$0.06
Third Quarter	$12.84	$7.20	$0.06
Second Quarter	$12.63	$11.15	$0.06
First Quarter	$13.20	$10.47	$0.06
2010:
Fourth Quarter	$11.11	$9.98	$0.00
Third Quarter	$10.17	$6.93	$0.00
Second Quarter	$9.87	$7.13	$0.00
First Quarter	$8.79	$6.35	$0.00

Dividend Policy
In the first quarter of 2011, we initiated regular quarterly cash dividends on our common stock, and we paid our most recent cash dividend on December 15, 2011. On February 24, 2012, we announced that our Board of Directors (the “Board”) had declared a common stock cash dividend of $0.06 per share, payable on March 23, 2012 to holders of record as of the close of business on March 9, 2012. As of the applicable December 2011 record date, we had approximately 445 million shares outstanding (excluding restricted shares), which corresponded to an aggregate dividend payment of $26.7 million. Assuming a quarterly dividend of $0.06 per share and no significant change in the number of outstanding shares, we expect to pay approximately $107.0 million in 2012. We also pay regular quarterly dividends of $2.9 million, or $11.6 million annually, on our Series B Preferred Stock.
The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends have been or are contemporaneously declared and paid or provision for the payment thereof has been made. As of February 24, 2012, there were no accumulated and unpaid preferred stock dividends.

Equity Compensation Plans
See Item 12 for information about our equity compensation plans.

Transfer Agent and Registrar for Common Stock
The transfer agent and registrar for our common stock is:
Computershare Shareowner Services LLC
480 Washington Boulevard
29th Floor
Jersey City, New Jersey 07310
Telephone: (877) 363-6398

Sales of Unregistered Securities
Not applicable.

Repurchase of Equity Securities
The following table provides information regarding our purchases of equity securities during the fourth quarter of 2011.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31	3,079,844	$9.88	3,034,134	$151,573,905
November 1 - 30	6,520,459	$8.25	6,510,295	$97,888,614
December 1 - 31	5,139,629	$9.33	5,134,394	$49,999,734
Total	14,739,932	$8.97	14,678,823

[1]
Includes restricted shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 45,710 Withheld Shares in October 2011, 10,164 Withheld Shares in November 2011 and 5,235 Withheld Shares in December 2011, for a total of 61,109 Withheld Shares during the three-month period.

[2]
The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing the sum of the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our stock repurchase program, described in Note 6 to the Consolidated Financial Statements, by the sum of the number of Withheld Shares and the number of shares acquired in our stock repurchase program.

[3]
On February 25, 2011, we announced in a press release that our Board had approved a program to repurchase from time to time up to $300.0 million of our common stock. On August 15, 2011, we announced in a press release that our Board had authorized an increase in our existing share repurchase program to $450.0 million of our common stock. On February 24, 2012, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0 million of our common stock. The new authorization is in addition to any amounts remaining available for repurchase under the program we announced in 2011. There is no expiration date associated with the programs.

Item 6.	Selected Financial Data
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
Selected Financial Data
(Amounts in Millions, Except Per Share Amounts and Ratios)
(Unaudited)

Years ended December 31,	2011	2010	2009	2008	2007
Statement of Operations Data
Revenue	$7,014.6	$6,507.3	$6,007.4	$6,938.8	$6,536.7
Salaries and related expenses	4,402.1	4,117.0	3,961.2	4,342.6	4,139.2
Office and general expenses	1,924.3	1,837.7	1,700.3	1,989.4	2,027.3
Operating income	687.2	548.7	341.3	589.7	344.3
Provision for income taxes	190.2	171.3	90.1	156.6	58.9
Net income [1]	551.5	281.2	143.4	318.0	184.3
Net income available to IPG common stockholders [1]	520.7	271.2	93.6	265.2	131.3

Earnings per share available to IPG common stockholders:
Basic	$1.12	$0.57	$0.20	$0.57	$0.29
Diluted	$0.99	$0.47	$0.19	$0.52	$0.26

Weighted-average number of common shares outstanding:
Basic	465.5	473.6	468.2	461.5	457.7
Diluted	540.6	542.1	508.1	518.3	503.1

Dividends declared per common share	$0.24	$0.00	$0.00	$0.00	$0.00

Other Financial Data
Net cash provided by operating activities	$273.5	$817.3	$540.8	$865.3	$298.1
Ratios of earnings to fixed charges	3.4	2.4	1.7	2.2	1.6

As of December 31,	2011	2010	2009	2008	2007
Balance Sheet Data
Cash and cash equivalents and marketable securities	$2,315.6	$2,689.4	$2,506.1	$2,274.9	$2,037.4
Total assets	12,876.6	13,070.8	12,263.1	12,125.2	12,458.1
Total debt	1,769.2	1,737.0	1,946.6	2,119.7	2,349.2
Total liabilities	10,135.9	10,212.7	9,449.0	9,592.6	10,081.8
Preferred stock – Series B	221.5	221.5	525.0	525.0	525.0
Total stockholders’ equity	2,497.3	2,566.9	2,536.3	2,244.2	2,275.1

[1]	The year ended 2011, includes a pre-tax gain of $132.2 related to the sale of approximately half of our holdings in Facebook, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2011 compared to 2010 and 2010 compared to 2009.
LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, funding requirements, contractual obligations, financing and sources of funds and debt credit ratings.
RECENT ACCOUNTING STANDARDS, by reference to Note 15 to the Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2011 or that have not yet been required to be implemented and may be applicable to our future operations.

EXECUTIVE SUMMARY
During 2011, we had strong revenue and profit growth. Our revenue grew at all major businesses and client sectors, and in nearly every major region of the world. We continued to build our businesses by making investments in talent and acquisitions that emphasize our growth priorities: fast-growth digital marketing channels, high-growth regions and the largest world markets. We greatly improved our operating profitability again in 2011, as seen in the progress of our operating margin for the full year. Early in the year, as a direct result of improvements in our operating performance and financial strength, we initiated both a dividend on our common shares and a program of share repurchases that we expanded during the year.
Overall demand for our services by clients remains solid. With challenging economic conditions in some parts of the world, marketers continue to show a measure of caution as well. In this complex global environment, we find that we continue to derive substantial benefit from our diversified client base, our global footprint and the broad range and strength of our professional offerings. We believe the investment in tools, technology and process improvements we have made in recent years, and which continue, will allow us to grow increasingly more efficient in the delivery of our services. As we continue to evolve our services at a rapid pace, we believe we are positioned for revenue growth and continued strong margin expansion. The following tables present a summary of financial performance for the year ended December 31, 2011, as compared with the same periods in 2010 and 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2011		2010
% Increase	Total	Organic	Total	Organic
Revenue	7.8%	6.1%	8.3%	7.0%
Salaries and related expenses	6.9%	5.1%	3.9%	2.9%
Office and general expenses	4.7%	3.1%	8.1%	6.5%

		Years ended December 31,
		2011	2010	2009
Operating margin		9.8%	8.4%	5.7%
Expenses as % of revenue:
Salaries and related expenses		62.8%	63.3%	65.9%
Office and general expenses		27.4%	28.2%	28.3%

Net income available to IPG common stockholders		$520.7	$271.2	$93.6

Earnings per share available to IPG common stockholders:
Basic		$1.12	$0.57	$0.20
Diluted		$0.99	$0.47	$0.19

Net cash provided by operating activities		$273.5	$817.3	$540.8

When we analyze period-to-period changes in our operating performance we determine the portion of the change that is attributable to foreign currency rates and the net effect of acquisitions and divestitures, and the remainder we call organic change, which indicates how our underlying business performed. The performance metrics that we use to evaluate our results include the organic change in revenue, salaries and related expenses and office and general expenses, and the components of operating expenses, expressed as a percentage of total consolidated revenue. Additionally, in certain of our discussions we analyze revenue by business sector, where we focus on our top 100 clients, which typically constitutes approximately 55%-60% of our annual consolidated revenues. We also analyze revenue by geographic region.
The change in our operating performance attributable to foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during 2011 include the Australian Dollar, Brazilian Real, Euro, Japanese Yen and Pound Sterling. During 2011, the U.S. Dollar was weaker as compared to all foreign currencies in regions where we primarily conduct our business as compared to the prior-year period, which had a positive impact on our revenue and operating income. For 2011, foreign currency fluctuations resulted in net increases of approximately 2% in revenues and operating expenses, which had no impact on our operating margin percentage. For 2010, foreign currency fluctuations resulted in net increases of approximately 1% in revenues and operating expenses, which also had no impact on our operating margin percentage. In recent months, the U.S. Dollar has strengthened against certain currencies, and at current exchange rates, the result would be a slight negative impact on our 2012 revenue and operating income.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. During the past few years we have acquired companies that we believe will enhance our offerings and disposed of businesses that are not consistent with our strategic plan. For 2011 and 2010, the net effect of acquisitions and divestitures had a minimal impact on revenue and operating expenses compared to the respective prior-year period. See Note 5 to the Consolidated Financial Statements for additional information on our acquisitions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

CRITICAL ACCOUNTING ESTIMATES
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the Consolidated Financial Statements and related disclosures requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed in the accompanying financial statements and footnotes. Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements. We believe that of our significant accounting policies, the following critical accounting estimates involve management’s most difficult, subjective or complex judgments. We consider these accounting estimates to be critical because changes in the underlying assumptions or estimates have the potential to materially impact our Consolidated Financial Statements. Management has discussed with our Audit Committee the development, selection, application and disclosure of these critical accounting estimates. We regularly evaluate our judgments, assumptions and estimates based on historical experience and various other factors that we believe to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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
Revenue for our services is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) services have been performed. Depending on the terms of a client contract, fees for services performed can be recognized in three principal ways: proportional performance (input or output), straight-line (or monthly basis) or completed contract.
Depending on the terms of the client contract, revenue is derived from diverse arrangements involving fees for services performed, commissions, performance incentive provisions and combinations of the three. Commissions are generally earned on the date of the broadcast or publication. Contractual arrangements with clients may also include performance incentive provisions designed to link a portion of our revenue to our performance relative to either qualitative or quantitative goals, or both. Performance incentives are recognized as revenue for quantitative targets when the target has been achieved and for qualitative targets when confirmation of the incentive is received from the client. The classification of client arrangements to determine the appropriate revenue recognition involves judgments. If the judgments change there can be a material impact on our Consolidated Financial Statements, and particularly on the allocation of revenues between periods.
The majority of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our Consolidated Financial Statements because of various pass-through expenses, such as production and media costs. We assess whether our agency or the third-party supplier is the primary obligor, and we evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we operate broadly as an advertising agency, based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses where the key indicators suggest we act as a principal (primarily sales promotion and event, sports and entertainment marketing), we record the gross amount billed to the client as revenue and the related incremental direct costs incurred as office and general expenses. In general, we also report revenue net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.
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
We receive credits from our vendors and media outlets for transactions entered into on behalf of our clients that, based on the terms of our contracts and local law, are either remitted to our clients or retained by us. If amounts are to be passed through to clients, they are recorded as liabilities until settlement or, if retained by us, are recorded as revenue when earned. Income or

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

expense may also be realized in connection with settling vendor discount or credit liabilities that were established as part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”). In these situations, and given the historical nature of these liabilities, we generally record such items as other income or expense as we do not consider these to be part of current operating results.

Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. Changes to enacted tax rates would result in either increases or decreases in the provision for income taxes in the period of changes.
We are required to evaluate the realizability of our deferred tax assets, which is primarily dependent on future earnings. A valuation allowance shall be recognized when, based on available evidence, it is “more likely than not” that all or a portion of the deferred tax assets will not be realized due to the inability to generate sufficient taxable income in future periods. In circumstances where there is negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent significant negative evidence when evaluating a decision to establish a valuation allowance. Conversely, a pattern of sustained profitability represents significant positive evidence when evaluating a decision to reverse a valuation allowance. Further, in those cases where a pattern of sustained profitability exists, projected future taxable income may also represent positive evidence, to the extent that such projections are determined to be reliable given the current economic environment. Accordingly, the increase and decrease of valuation allowances has had and could have a significant negative or positive impact on our current and future earnings. In 2011 and 2010, we recorded a net reversal of valuation allowances of $32.9 and $2.4, respectively. In 2009, we recorded a net charge for the establishment of valuation allowances of $12.4.
The authoritative guidance for uncertainty in income taxes prescribes a recognition threshold and measurement criteria for the financial statement reporting of a tax position that an entity takes or expects to take in a tax return.  Additionally, guidance is provided for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The assessment of recognition and measurement requires critical estimates and the use of complex judgments. We evaluate our tax positions using the prescribed “more likely than not” recognition threshold and then apply a measurement assessment to those positions that meet the recognition threshold. We have established tax reserves that we believe to be adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and adjust our reserves as additional information or events require.

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
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 11 reporting units that were subject to the 2011 annual impairment testing. Our reporting unit structure did not change during 2011. Our annual impairment reviews as of October 1, 2011 did not result in an impairment charge at any of our reporting units.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

We have adopted new authoritative guidance for goodwill which permits an entity to first assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying value. Qualitative factors to consider may include macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance of the reporting unit, and other relevant entity-specific events such as changes in management, key personnel, strategy or clients, as well as contemplation of bankruptcy or pending litigation. If, after assessing the totality of events or circumstances such as those described above, an entity determines that it is "more likely than not" that the fair value of a reporting unit is less than its carrying value, then the entity is required to perform a two-step quantitative impairment test to identify and measure impairment, if necessary. Otherwise, no additional testing is required.
For reporting units not included in the qualitative assessment, or for any reporting units identified in the qualitative assessment as "more likely than not" that the fair value is less than its carrying value, the first step of the quantitative impairment test is performed. The first step is a comparison of the fair value of each reporting unit to its carrying value, including goodwill. The sum of the fair values of all our reporting units is reconciled to our current market capitalization plus an estimated control premium. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired, and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the impairment test is failed and the magnitude of any goodwill impairment is determined under the second step, which is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.
For our 2011 annual impairment test, we performed a qualitative impairment assessment for nine reporting units and performed the two-step quantitative impairment test for two reporting units. For the qualitative analysis we took into consideration all the relevant events and circumstances in accordance with the authoritative guidance, including financial performance, macroeconomic conditions and entity-specific factors such as client wins/losses. Based on this assessment, we have concluded that for each of our reporting units subject to the qualitative assessment, it is not “more likely than not” that its fair value was less than its carrying value; therefore, no additional testing was required.
The 2011 and 2010 fair values of reporting units for which we performed quantitative impairment tests were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We primarily applied an equal weighting to the income and market approach for our analysis. For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For the market approach, we used judgment in identifying the relevant comparable-company market multiples.
These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For 2011, the discount rate we used for both of our reporting units tested was 12.5%, and the terminal value growth rate for both of our reporting units tested was 3.0%. The terminal value growth rate represents the expected long-term growth rate for the advertising and marketing services industry, incorporating the type of services the reporting unit provides, and the global economy. For 2011, the revenue growth rates for our reporting units used in our analysis were generally between 5.0% and 6.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.
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
The following table shows the number of reporting units we tested in our 2011 and 2010 annual impairment tests and the related goodwill value associated with the reporting units at the low end, average and high end of the valuation range for a) fair values exceeding carrying values by less than 10%, b) fair values exceeding carrying values between 10% and 20% and c) fair values exceeding carrying values by more than 20%. In 2011 and 2010, our results for the comparison between carrying value

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

and fair value at the low end, average and high end of the valuation range indicated that there were no reporting units whose carrying values exceeded their respective fair value.

2011 Impairment Test [1]			2010 Impairment Test [2]
Low End			Low End
Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units	Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units
Less than 10%	0	$0.0	Less than 10%	2	$589.2
10% – 20%	1	150.0	10% – 20%	2	47.2
Greater than 20%	1	41.0	Greater than 20%	2	426.5
Average			Average
Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units	Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units
Less than 10%	0	$0.0	Less than 10%	1	$150.0
10% – 20%	1	150.0	10% – 20%	2	445.4
Greater than 20%	1	41.0	Greater than 20%	3	467.5
High End			High End
Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units	Fair value exceeds carrying value by:	Number of reporting units	Total goodwill at the reporting units
Less than 10%	0	$0.0	Less than 10%	0	$0.0
10% – 20%	0	0.0	10% – 20%	2	589.2
Greater than 20%	2	191.0	Greater than 20%	4	473.7

[1]
We did not test nine reporting units in 2011 because, based on a qualitative assessment, we determined that it was not "more likely than not" that the fair value was less than its carrying amount for each of these reporting units.

[2]
We did not test five reporting units in 2010 because we determined we could carry forward the fair value of the reporting unit from previous annual tests, as the fair value significantly exceeded the book value.

The table above displays the information related to our 2011 and 2010 annual impairment tests. We use the average of our fair values for purposes of our comparison between carrying value and fair value for the first step of the impairment test. In 2011, our results for the comparison between carrying value and fair value at the average fair value indicated that there were no reporting units whose fair values exceeded their carrying values by less than 10%. Additionally, we performed a sensitivity analysis and reviewed the carrying values compared to the low and high end of the valuation range. Using both the low end and high end of the valuation range, there were no reporting units whose fair values exceeded their carrying values by less than 10%.
For 2010, using the average fair value there was one reporting unit, with $150.0 of associated goodwill, whose fair value exceeded its carrying value by less than 10%. Using the low end of the valuation range, there were two reporting units, with $589.2 of associated goodwill, whose fair values exceeded their carrying values by less than 10%. Using the high end of the valuation range, there were no reporting units whose fair values exceeded their carrying values by less than 10%.

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
The discount rate is a significant assumption that impacts our net pension and postretirement benefit costs and obligations. At December 31, 2011, we determined our discount rates for our domestic pension plan, significant foreign pension plans and domestic postretirement benefit plan based on either a bond selection/settlement approach or bond-yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond-yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high-quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate. Weighted-average discount rates of 5.50%, 5.45% and 5.50% were used in the calculation of 2011 net pension and postretirement benefit costs for the domestic pension plan, significant foreign pension plans and the domestic postretirement

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

benefit plan, respectively. A lower discount rate would increase our net pension and postretirement benefit costs. A 25 basis point increase or decrease in the discount rate would have decreased or increased the 2011 net pension and postretirement benefit cost by approximately $1.0 and $2.0, respectively.
At December 31, 2011, we used a discount rate of 5.00% for the domestic pension and domestic postretirement benefit plans and a weighted-average discount rate of 5.00% for our significant foreign pension plans to measure our benefit obligations. A 25 basis point increase or decrease in the discount rate would have decreased or increased the December 31, 2011 benefit obligation by approximately $22.0 and $23.0, respectively.
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
For 2011, the weighted-average expected rates of return of 7.50% and 5.88% were used in the calculation of net pension costs for the domestic and significant foreign pension plans, respectively.  For 2012, we plan to use an expected rate of return of 7.25% and 5.02% for the domestic and significant foreign pension plans, respectively.  Changes in the rates are typically due to lower or higher expected future returns based on the mix of assets held.  A lower expected rate of return would increase our net pension cost.  A 25 basis point increase or decrease in the expected return on plan assets would have decreased or increased the 2011 net pension cost by approximately $1.0.

RESULTS OF OPERATIONS
Consolidated Results of Operations
REVENUE
Our revenue is directly dependent upon our ability to win new clients and the retention and spending levels of existing clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year end on various contracts and project work completed that is typically recognized during the fourth quarter. In the events marketing business, revenues can fluctuate due to the timing of completed projects as revenue is typically recognized when the project is complete. We generally act as principal for these projects and accordingly record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses.

	Year ended December 31, 2010	Components of Change			Year ended December 31, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$6,507.3	$122.2	$(8.6)	$393.7	$7,014.6	6.1%	7.8%
Domestic	3,709.9	0.0	(48.8)	226.6	3,887.7	6.1%	4.8%
International	2,797.4	122.2	40.2	167.1	3,126.9	6.0%	11.8%
United Kingdom	469.6	17.5	20.1	32.2	539.4	6.9%	14.9%
Continental Europe	863.2	43.4	3.4	(1.1)	908.9	(0.1)%	5.3%
Asia Pacific	639.8	38.6	7.8	55.5	741.7	8.7%	15.9%
Latin America	363.3	12.1	4.4	64.6	444.4	17.8%	22.3%
Other	461.5	10.6	4.5	15.9	492.5	3.4%	6.7%
During 2011, our revenue increased by $507.3, or 7.8%, compared to 2010, primarily consisting of an organic revenue increase of $393.7, or 6.1%, and a favorable foreign currency rate impact of $122.2. Our organic revenue increase was primarily attributable to net higher spending from existing clients across all major client sectors and throughout nearly all geographic regions, led by the domestic market. The sectors that primarily contributed to our organic revenue increase were technology and telecom, and auto and transportation. In the international markets, the most notable organic revenue increases occurred in the Latin America region, primarily in Brazil, in the Asia Pacific region, primarily in China and India, and, to a lesser extent, in the United Kingdom. The Continental Europe region was essentially flat as results varied by European country due to a challenging economic climate in the region.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

	Year ended December 31, 2009	Components of Change			Year ended December 31, 2010	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$6,007.4	$63.3	$17.0	$419.6	$6,507.3	7.0%	8.3%
Domestic	3,372.3	0.0	(3.8)	341.4	3,709.9	10.1%	10.0%
International	2,635.1	63.3	20.8	78.2	2,797.4	3.0%	6.2%
United Kingdom	458.5	(3.4)	13.9	0.6	469.6	0.1%	2.4%
Continental Europe	922.2	(25.9)	(5.1)	(28.0)	863.2	(3.0)%	(6.4)%
Asia Pacific	575.4	42.8	3.2	18.4	639.8	3.2%	11.2%
Latin America	287.1	22.2	7.3	46.7	363.3	16.3%	26.5%
Other	391.9	27.6	1.5	40.5	461.5	10.3%	17.8%
During 2010, our revenue increased by $499.9, or 8.3%, compared to 2009, primarily consisting of an organic revenue increase of $419.6, or 7.0%, and a favorable foreign currency rate impact of $63.3. The organic increase was primarily attributable to higher spending from existing clients and net client wins in nearly all sectors of our business and throughout most geographic regions, led by the domestic market. The sectors which contributed the most to our organic revenue increase were auto and transportation and financial services. The auto and transportation, financial services, and technology and telecom sectors were the primary sectors that were negatively impacted by the global recession in 2009. Although our technology and telecom sector experienced a slight organic revenue decrease for the full year 2010, this sector had an organic revenue increase in the second half of 2010 as the impact of certain lost assignments in the prior year diminished. Our international organic revenue increase was most notably in the Latin America region, primarily in Brazil, in our Other region, which includes South Africa, Canada and the Middle East, and in the Asia Pacific region, primarily in China and India. The United Kingdom was essentially flat as the organic revenue increase in the second half of the year offset declines in the first half of 2010. This organic revenue increase in the United Kingdom, as well as the increase in Brazil, was partially attributable to growth in the consumer goods sector. There was an organic revenue decrease in the Continental Europe region, primarily in Italy, Germany and Spain, which included the impact of a weakened economic climate in certain European countries.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Years ended December 31,
	2011		2010		2009
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Salaries and related expenses	$4,402.1	62.8%	$4,117.0	63.3%	$3,961.2	65.9%
Office and general expenses	1,924.3	27.4%	1,837.7	28.2%	1,700.3	28.3%
Restructuring and other reorganization-related charges, net	1.0		3.9		4.6
Total operating expenses	$6,327.4		$5,958.6		$5,666.1
Operating income	$687.2	9.8%	$548.7	8.4%	$341.3	5.7%

Salaries and Related Expenses
Salaries and related expenses consist of payroll costs, employee performance incentives, including annual bonus and long-term incentive awards, and other benefits associated with client service professional staff and administrative staff. Salaries and related expenses do not vary significantly with short-term changes in revenue levels. However, salaries may fluctuate due to the timing of the hiring of personnel to support revenue growth and changes in the performance levels and types of employee incentive awards. Additionally, we may take severance actions in areas where we have or anticipate decreases in operating performance. Changes in our incentive awards mix can impact future-period expense, as annual bonus awards are expensed during the year they are earned and long-term incentive awards are expensed over the performance period, generally three years. Factors impacting long-term incentive awards are the actual number of awards vesting, the change in our stock price and changes to our projected results, which could impact the achievement of certain performance targets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

	Prior Year Amount	Components of Change			Total Amount	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
2010 - 2011	$4,117.0	$74.9	$1.1	$209.1	$4,402.1	5.1%	6.9%
2009 - 2010	3,961.2	32.6	7.0	116.2	4,117.0	2.9%	3.9%
Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, decreased in 2011 to 62.8% from 63.3% in 2010. Salaries and related expenses in 2011 increased by $285.1 compared to 2010, primarily consisting of an organic increase of $209.1 and an adverse foreign currency rate impact of $74.9. The organic increase in salaries and related expenses of 5.1% was lower than our organic revenue increase of 6.1% due to our cost discipline during the year. The organic increase was primarily attributable to increases in our workforce to support business growth, resulting in an increase in base salaries, benefits and temporary help of $189.4. Hiring began in 2010 and sequentially decreased by quarter through 2011. Also contributing to the organic increase, but to a lesser extent, was higher incentive award expense primarily due to continued improvement in operating results in 2011. The organic increase occurred across all regions, primarily in our domestic market.
Our staff cost ratio decreased in 2010 to 63.3% from 65.9% in 2009. Salaries and related expenses in 2010 increased by $155.8 compared to 2009, primarily consisting of an organic increase of $116.2 and an adverse foreign currency rate impact of $32.6. The organic increase was due to higher temporary help of $54.8 incurred to support business growth. Also contributing to the organic increase was higher incentive award expense of $67.7 and, to a lesser extent, other discretionary bonus awards, primarily due to improved operating results in 2010. This is in contrast to 2009 where we had lower incentive award expense due to lower operating performance, primarily as a result of difficult economic conditions. The organic increase in salaries and related expenses was primarily in our domestic market and certain international regions with improved operating results. In locations where we had organic revenue decreases, such as various countries in the Continental Europe region, we had lower salaries and related expenses due to large workforce reductions taken in 2009 as well as additional actions taken in 2010. The increases in salaries and related expenses were partially offset by a decrease in severance expense of $67.6 compared to the prior year.

The following table details our staff cost ratio.

	Years ended December 31,
	2011	2010	2009
Salaries and related expenses	62.8%	63.3%	65.9%
Base salaries, benefits and tax	50.9%	51.3%	54.7%
Incentive expense	3.7%	3.8%	2.9%
Severance expense	1.5%	1.5%	2.8%
Temporary help	3.6%	3.5%	2.8%
All other salaries and related expenses	3.1%	3.2%	2.7%

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

	Prior Year Amount	Components of Change			Total Amount	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
2010 - 2011	$1,837.7	$34.3	$(4.9)	$57.2	$1,924.3	3.1%	4.7%
2009 - 2010	1,700.3	20.9	5.9	110.6	1,837.7	6.5%	8.1%
Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in 2011 to 27.4% from 28.2% in 2010. Office and general expenses in 2011 increased by $86.6 compared to 2010, primarily consisting of an organic increase of $57.2 and an adverse foreign currency rate impact of $34.3. The organic increase was primarily attributable to continued business growth in 2011, which resulted in higher production expenses related to pass-through costs for certain projects where we acted as a principal that increased in size or were new during 2011. Also contributing

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

to the organic increase, but to a lesser extent, was higher discretionary spending to support business growth.
Our office and general expense ratio decreased in 2010 to 28.2% from 28.3% in 2009. Office and general expenses in 2010 increased by $137.4 compared to 2009, primarily consisting of an organic increase of $110.6 and an adverse foreign currency rate impact of $20.9. The organic increase was primarily due to higher production expenses related to pass-through costs for certain projects where we acted as a principal that increased in size or were new during 2010 as compared to 2009. The remainder of the organic increase was due to higher discretionary spending to support business growth as well as a foreign currency exchange translation loss of approximately $5.0 related to our Venezuela agencies transitioning to inflationary accounting as of January 1, 2010. The organic increase was partially offset by lower occupancy costs, which was partly due to lease terminations we initiated in 2009.
The following table details our office and general expense ratio. All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Years ended December 31,
	2011	2010	2009
Office and general expenses	27.4%	28.2%	28.3%
Professional fees	1.8%	1.9%	2.0%
Occupancy expense (excluding depreciation and amortization)	7.2%	7.7%	8.6%
Travel & entertainment, office supplies and telecommunications	3.6%	3.7%	3.6%
All other office and general expenses	14.8%	14.9%	14.1%

EXPENSES AND OTHER INCOME

	Years ended December 31,
	2011	2010	2009
Cash interest on debt obligations	$(138.9)	$(139.8)	$(138.6)
Non-cash interest	2.1	0.1	(17.0)
Interest expense	(136.8)	(139.7)	(155.6)
Interest income	37.8	28.7	35.0
Net interest expense	(99.0)	(111.0)	(120.6)
Other income, net	150.2	12.9	11.7
Total (expenses) and other income	$51.2	$(98.1)	$(108.9)
Net Interest Expense
For 2011, net interest expense decreased by $12.0 as compared to 2010, primarily due to an increase in interest income. Interest income increased primarily due to an increase in average cash and cash equivalent balances and an increase in average interest rates in certain countries around the world compared to the prior-year period. Interest expense decreased primarily due to repayment of debt obligations in 2010, partially offset by higher interest expense in certain countries outside of the United States.
For 2010, net interest expense decreased by $9.6 as compared to 2009, primarily due to a decrease in non-cash interest expense, partially offset by a decrease in interest income. The reduction in non-cash interest expense was due to no longer amortizing deferred warrant costs and debt issuance costs that were associated with our $750.0 Three-Year Credit Agreement, dated as of June 13, 2006, which expired in June 2009. Interest income decreased in 2010 due to lower domestic interest rates compared to 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Other Income, net
Results of operations include certain items which are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2011	2010	2009
Gains on sales of businesses and investments	$125.9	$4.3	$10.2
Net loss on early extinguishment of debt	0.0	(0.1)	(25.1)
Vendor discounts and credit adjustments	19.4	12.7	24.4
Other income (expense), net	4.9	(4.0)	2.2
Total other income (expense), net	$150.2	$12.9	$11.7
Sales of Businesses and Investments – This item primarily includes realized gains and losses relating to the sales of businesses and investments, cumulative translation adjustment balances from the liquidation of entities and sales of marketable securities and investments in publicly traded and privately held companies in our Rabbi Trusts. During 2011, we received net proceeds of $133.5 from the sale of approximately half of our holdings in Facebook, Inc. (the "Facebook transaction"), a cost-method investment, and recorded a pre-tax gain of $132.2. Additionally, during 2011, we recognized a loss relating to the sale of a business in the domestic market within our Integrated Agency Networks ("IAN") segment. During 2010, we recognized a gain relating to the sale of a business in the domestic market within our Constituency Management Group ("CMG") segment, which was partially offset by a loss recognized relating to the sale of one our European businesses within our IAN segment. During 2009, we realized a gain relating to the sale of an investment in our Rabbi Trusts, which was partially offset by losses realized from the sale of various businesses.
Net Loss on Early Extinguishment of Debt – During 2009, we recorded a net charge of $25.1 primarily related to the settlement of our tender offers for certain outstanding debt securities.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.

INCOME TAXES

	Years ended December 31,
	2011	2010	2009
Income before income taxes	$738.4	$450.6	$232.4
Provision for income taxes	$190.2	$171.3	$90.1
Effective income tax rate	25.8%	38.0%	38.8%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. In 2011, our effective income tax rate of 25.8% was positively impacted primarily from the utilization of capital losses to offset nearly all of the $132.2 capital gain realized from the Facebook transaction.  The capital gain enabled us to use capital loss carryforwards, on which a 100% valuation allowance had been previously established, and capital losses attributable to worthless securities in a consolidated subsidiary. Additionally, the effective income tax rate was positively impacted by the recognition of previously unrecognized tax benefits as a result of the effective settlement of the 2007-2008 IRS audit cycle, a lower effective income tax rate on non-U.S. operations and the net reversal of valuation allowances, primarily in Europe. The effective income tax rate was negatively impacted by state and local taxes and losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances. The settlement of the 2007-2008 audit cycle resulted in no cash payment.
In 2010, our effective income tax rate of 38.0% was positively impacted by reversals of valuation allowances in Canada and the United Kingdom. Our effective income tax rate was negatively impacted by an increase in unrecognized tax benefits and the taxation of foreign operations, which included an income tax assessment in Latin America. During 2010, we effectively settled with the United Kingdom tax authorities for the 2007 and 2008 tax years, which resulted in no cash payment. Also in 2010, we effectively settled our New York State examination for the 1999-2001 tax years. This settlement resulted in a cash payment of $11.7 consisting of $5.4 of tax and $6.3 of interest, which was previously reserved.
In 2009, our effective income tax rate of 38.8% was positively impacted by the recognition of previously unrecognized tax benefits, net, which includes the recognition of tax benefits on partially worthless securities of $10.7. Our effective income tax

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

rate was negatively impacted by losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances, the establishment of valuation allowances in the Asia Pacific region and the write-off of deferred tax assets related to restricted stock. During 2009, we finalized our proceedings with the IRS appeals division for the 1997-2002 and 2003-2004 audit cycles. We also finalized our IRS examination for the 2005-2006 audit cycle. As a result, we recognized previously unrecognized tax benefits and related interest of $50.1 related to various items of income and expense, primarily attributable to transfer pricing adjustments and adjustments relating to the 2004 Restatement.
See Note 8 to the Consolidated Financial Statements for further information.

EARNINGS PER SHARE
Basic earnings per share available to IPG common stockholders for the years ended December 31, 2011, 2010 and 2009 were $1.12, $0.57 and $0.20 per share, respectively. Diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 were $0.99, $0.47 and $0.19 per share, respectively.
Basic and diluted earnings per share for the year ended December 31, 2011 included $0.27 and $0.23 per share, respectively, from the gain recorded for the Facebook transaction. Basic earnings per share for the year ended December 31, 2010 included a benefit of $0.05 per share from the repurchase of a portion of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the "Series B Preferred Stock"). Diluted earnings per share for the year ended December 31, 2010 was not impacted by this benefit.

Segment Results of Operations
As discussed in Note 13 to the Consolidated Financial Statements, we have two reportable segments as of December 31, 2011: IAN and CMG. We also report results for the Corporate and other group.

IAN
REVENUE

	Year ended December 31, 2010	Components of Change			Year ended December 31, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$5,468.4	$106.9	$24.7	$291.8	$5,891.8	5.3%	7.7%
Domestic	2,977.9	0.0	(11.7)	164.8	3,131.0	5.5%	5.1%
International	2,490.5	106.9	36.4	127.0	2,760.8	5.1%	10.9%
During 2011, IAN revenue increased by $423.4 compared to 2010, primarily consisting of an organic revenue increase of $291.8 and a favorable foreign currency rate impact of $106.9. The increase in revenue at our IAN segment represented approximately 74% of the total organic revenue increase. The organic revenue increase was primarily attributable to net higher spending from existing clients in all major client sectors, across our advertising and media businesses and in nearly all geographic regions, led by the domestic market. The sectors which primarily contributed to the organic revenue increase were technology and telecom, and, to a lesser extent, auto and transportation. The international organic increase occurred predominantly in the Latin America region, primarily in Brazil, and in the Asia Pacific region, primarily in India and China. The international organic revenue increase was partially offset by an organic revenue decrease in the Continental Europe region, which was impacted by a challenging economic climate in the region.

	Year ended December 31, 2009	Components of Change			Year ended December 31, 2010	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$5,061.7	$58.4	$16.6	$331.7	$5,468.4	6.6%	8.0%
Domestic	2,719.9	0.0	(3.8)	261.8	2,977.9	9.6%	9.5%
International	2,341.8	58.4	20.4	69.9	2,490.5	3.0%	6.3%
During 2010, IAN revenue increased by $406.7 compared to 2009, primarily consisting of an organic revenue increase of $331.7 and a favorable foreign currency rate impact of $58.4. The increase in revenue at our IAN segment represented approximately 79% of the total organic revenue increase. The organic increase was primarily attributable to higher spending from existing clients and net client wins in most sectors of our business, primarily in the auto and transportation, financial services, and health care sectors, and in nearly all regions, across our advertising and media businesses. The international organic increase was primarily

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

in the Latin America region, mostly in Brazil, and in our Other region, which includes South Africa, Canada and the Middle East. The international organic revenue increase was partially offset by organic decreases in the Continental Europe region, primarily in Italy, Germany and Spain, which included the effect of a weakened economic climate in certain European countries.

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
Segment operating income	$728.8	$617.6	$423.4	18.0%	45.9%
Operating margin	12.4%	11.3%	8.4%

Operating income increased during 2011 when compared to 2010 due to an increase in revenue of $423.4, partially offset by increases in salaries and related expenses of $238.7 and office and general expenses of $73.5. The increase in salaries and related expenses was primarily attributable to increases in our workforce to support business growth, which resulted in an increase in base salaries, benefits and temporary help across nearly all agencies within IAN. Hiring began in 2010 and sequentially decreased by quarter through 2011. Office and general expenses increased primarily due to an increase in occupancy costs and, to a lesser extent, higher discretionary spending and higher production expenses due to business growth.
Operating income increased during 2010 when compared to 2009 due to an increase in revenue of $406.7, partially offset by increases in salaries and related expenses of $128.5 and in office and general expenses of $84.0. The increase in salaries and related expenses was primarily due to higher temporary help across most of the agencies within IAN to support their business growth, as well as higher incentive award expense attributable to improved operating results in 2010. These increases were partially offset by lower severance expense compared to the prior year. Office and general expenses increased primarily due to higher production expenses and, to a lesser extent, higher discretionary spending and employment costs to support business growth as well as a foreign currency exchange translation loss of approximately $5.0 related to our Venezuela agencies transitioning to inflationary accounting as of January 1, 2010. The increase in office and general expenses was partially offset by lower occupancy costs, which were partly due to lease terminations we initiated in 2009.

CMG
REVENUE

	Year ended December 31, 2010	Components of Change			Year ended December 31, 2011	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,038.9	$15.3	$(33.3)	$101.9	$1,122.8	9.8%	8.1%
Domestic	732.0	0.0	(37.1)	61.8	756.7	8.4%	3.4%
International	306.9	15.3	3.8	40.1	366.1	13.1%	19.3%
During 2011, CMG revenue increased by $83.9 compared to 2010, consisting of an organic revenue increase of $101.9 and a favorable foreign currency rate impact of $15.3, partially offset by the effect of net divestitures of $33.3. The organic revenue increase was primarily due to higher spending from existing clients and net client wins which occurred in most disciplines, primarily in our public relations and events marketing businesses, in both our domestic and international markets. The international organic increase was most significant in the Asia Pacific region, primarily in China and Australia, and in the United Kingdom. The organic revenue increase includes higher revenue related to certain projects where we act as principal, primarily in our events marketing business. The reduction in revenue due to net divestitures primarily relates to the sale of a business in our domestic market in the fourth quarter of 2010.

	Year ended December 31, 2009	Components of Change			Year ended December 31, 2010	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$945.7	$4.9	$0.4	$87.9	$1,038.9	9.3%	9.9%
Domestic	652.4	0.0	0.0	79.6	732.0	12.2%	12.2%
International	293.3	4.9	0.4	8.3	306.9	2.8%	4.6%
During 2010, CMG revenue increased by $93.2 compared to 2009, primarily due to an organic revenue increase of $87.9. The organic revenue increase was due to net client wins and higher spending from existing clients in all major disciplines, primarily in our events marketing and public relations businesses, and predominantly in the domestic market. These increases include the

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

impact of higher revenue related to certain projects where we act as principal, primarily in our events marketing business. The international organic increase occurred primarily in the Asia Pacific region, most notably in China and in our public relations and events marketing businesses.

SEGMENT OPERATING INCOME

	Years ended December 31,			Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
Segment operating income	$101.4	$80.3	$73.1	26.3%	9.8%
Operating margin	9.0%	7.7%	7.7%
Operating income increased during 2011 when compared to 2010 due to an increase in revenue of $83.9, partially offset by increases in salaries and related expenses of $35.6 and office and general expenses of $27.2. Salaries and related expenses increased across all disciplines primarily due to business growth, which resulted in an increase in base salaries, benefits and temporary help. Office and general expenses increased primarily due to higher production expenses associated with business growth.
Operating income increased during 2010 when compared to 2009 due to an increase in revenue of $93.2, partially offset by increases in office and general expenses of $56.0 and salaries and related expenses of $30.0. Office and general expenses increased primarily due to higher production expenses. Increases in salaries and related expenses were primarily due to higher base salaries, benefits and temporary help in all major disciplines commensurate with regional growth and related increased headcount, as well as an increase in incentive award expense due to improved operating results.

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
Corporate and other expenses decreased slightly during 2011 by $3.3 to $142.0 compared to 2010, primarily due to lower occupancy costs, partially offset by an increase in temporary help and severance expense.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Years ended December 31,
Cash Flow Data	2011	2010	2009
Net income, adjusted to reconcile net income to net cash provided by operating activities [1]	$735.7	$566.9	$521.9
Net cash (used in) provided by working capital [2]	(359.4)	263.2	98.9
Changes in other non-current assets and liabilities using cash	(102.8)	(12.8)	(80.0)
Net cash provided by operating activities	$273.5	$817.3	$540.8
Net cash (used in) provided by investing activities	(58.8)	(108.5)	29.4
Net cash used in financing activities	(541.0)	(547.7)	(267.0)

[1]
Reflects net income adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation, deferred income taxes and gain on sale of an investment.

[2]	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.

	December 31,
Balance Sheet Data	2011	2010
Cash, cash equivalents and marketable securities	$2,315.6	$2,689.4

Short-term borrowings	$153.5	$114.8
Current portion of long-term debt	404.8	38.9
Long-term debt	1,210.9	1,583.3
Total debt	$1,769.2	$1,737.0

Operating Activities
Net cash provided by operating activities during 2011 was $273.5, which is a decrease of $543.8 as compared to 2010, primarily as a result of a use of cash from working capital in 2011 of $359.4 as compared to a generation in 2010 of $263.2. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. In the fourth quarter of 2010, we had significant cash generation from working capital, primarily due to a high rate of growth in our media businesses, which resulted in comparable working capital usage in the first quarter of 2011.  Our net working capital use in 2011 was also impacted by slower growth in those same businesses compared to the prior year.
Net cash provided by operating activities during 2010 was $817.3, which was an improvement of $276.5 as compared to 2009, as a result of an increase in net income of $137.8 as well as an improvement in working capital of $164.3. The increased generation of working capital in 2010 was primarily attributable to business growth, most notably at our media businesses.
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

Investing Activities
Net cash used in investing activities during 2011 primarily relates to payments for capital expenditures and acquisitions, partially offset by the net proceeds of $133.5 received from the Facebook transaction. Capital expenditures of $140.3 relate primarily to computer software and hardware, and leasehold improvements. Capital expenditures increased in 2011 compared to the prior year, primarily due to an increase in leasehold improvements made during the year. Payments for acquisitions of $63.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

relate to new acquisitions and deferred payments on prior acquisitions.
Net cash used in investing activities during 2010 primarily reflects payments for capital expenditures and acquisitions. Capital expenditures of $96.3 relate to leasehold improvements, computer hardware and furniture and fixtures. Payments for acquisitions of $61.9 relate to new acquisitions, primarily DLKW, as well as deferred payments on prior acquisitions.

Financing Activities
Net cash used in financing activities during 2011 primarily relates to the repurchase of 41.7 shares of our common stock for an aggregate cost of $400.8, including fees. Additionally, net cash used in financing activities includes dividend payments of $111.1 on our common stock and acquisition-related payments of $71.5, primarily related to transactions with consolidated subsidiaries where we have increased our ownership interests.
Net cash used in financing activities during 2010 includes the repurchase of a portion of our Series B Preferred Stock for $265.9 in cash, payments of long-term debt of $217.3, primarily as a result of the maturity of our Floating Rate Senior Unsecured Notes due 2010, acquisition-related payments of $29.5, primarily related to transactions with consolidated subsidiaries where we increased our ownership interests, distributions to noncontrolling interests of $21.5 and dividend payments of $19.6 on our Series B Preferred Stock.

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the Consolidated Statements of Cash Flows resulted in a decrease of $46.7 in 2011. The decrease was a result of the U.S. Dollar being stronger than several foreign currencies, including the Euro and Brazilian Real, as of December 31, 2011 compared to December 31, 2010.
The effect of foreign exchange rate changes on cash and cash equivalents included in the Consolidated Statements of Cash Flows resulted in an increase of $19.4 in 2010. The increase was a result of the U.S. Dollar being weaker than several foreign currencies, partially offset by the U.S. Dollar being stronger than the Euro, as of December 31, 2010 compared to December 31, 2009.

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

Funding Requirements
Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, dividends, taxes, debt service and contributions to pension and postretirement plans. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options arising from prior acquisitions to sell us their interests. Notable funding requirements include:

•
Debt service – During 2011, we paid $37.6 in cash when the remainder of our 7.25% Senior Unsecured Notes due 2011 matured. On March 15, 2012, holders of our $400.0 4.25% Convertible Senior Notes due 2023 (the "4.25% Notes") may require us to repurchase their notes for cash at par. The 4.25% Notes are also redeemable in whole or in part at our option beginning March 15, 2012. On February 24, 2012, we announced that we would exercise our option and redeem all remaining outstanding 4.25% Notes for cash on March 26, 2012. See Note 17 to the Consolidated Financial Statements for further information. We expect to fund the payment of any repurchases and redemption price using available liquidity, which may include, depending on market conditions, proceeds of borrowings in the capital markets. The remainder of our debt is primarily long-term, with maturities scheduled through 2023. See the table below for the maturity schedule of our long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

•
Acquisitions – We paid cash of $31.1, which was net of cash acquired of $17.5, for acquisitions completed in 2011. We paid $36.7 of deferred payments related to acquisitions completed in previous years and $68.3 related to transactions with consolidated subsidiaries where we increased our ownership interests in 2011. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $41.0 in 2012 related to acquisitions we completed in previous years. We may also be required to pay approximately $6.0 in 2012 related to put options held by minority shareholders if exercised. We will continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first quarter of 2011, we initiated regular quarterly cash dividends on our common stock. During 2011 we paid cash dividends of $0.24 per share on our common stock, which corresponded to an aggregate dividend payment of $111.1. Assuming we continue to pay a quarterly dividend of $0.06 per share and there is no significant change in the number of outstanding shares, we expect to pay approximately $107.0 in 2012. We also pay regular quarterly dividends of $2.9, or $11.6 annually, on our Series B Preferred Stock.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the plans’ funded status. During 2011, we contributed $14.1 and $65.0 to our domestic and foreign pension plans, respectively. For 2012, we expect to contribute $5.6 and $15.7 to our domestic and foreign pension plans, respectively.

The following summarizes our estimated contractual cash obligations and commitments as of December 31, 2011 and their effect on our liquidity and cash flow in future periods.

	Years ended December 31,					Thereafter	Total
	2012	2013	2014	2015	2016
Long-term debt [1]	$1.8	$16.0	$350.1	$0.1	$0.1	$1,247.0	$1,615.1
Interest payments on long-term debt	111.9	111.9	111.9	90.0	88.0	232.3	746.0
Non-cancelable operating lease obligations [2]	286.2	251.1	210.1	180.4	145.7	487.1	1,560.6
Contingent acquisition payments [3]	56.3	67.0	37.3	32.4	33.3	23.3	249.6
Uncertain tax positions	2.6	2.4	55.2	14.1	17.2	69.5	161.0
Total	$458.8	$448.4	$764.6	$317.0	$284.3	$2,059.2	$4,332.3

[1]
Amounts represent maturity at par. Holders of our $400.0 4.25% Notes may require us to repurchase their notes for cash at par in March 2012, and holders of our $200.0 4.75% Convertible Senior Notes due 2023 (the "4.75% Notes") may require us to repurchase their notes for cash, stock or a combination, at our election, at par in March 2013. All of these notes will mature in 2023 if not converted or repurchased.

[2]	Non-cancelable operating lease obligations are presented net of future receipts on contractual sublease arrangements.

[3]
We have structured certain acquisitions with additional contingent purchase price obligations based on the future performance of the acquired entity. See Note 5 and Note 14 to the Consolidated Financial Statements for further information.

Share Repurchase Program
In February 2011, our Board authorized a program to repurchase from time to time up to $300.0 of our common stock. In August 2011, our Board authorized an increase in the amount available under our share repurchase program up to $450.0 of our common stock. On February 24, 2012, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0 of our common stock. The new authorization is in addition to any amounts remaining available for repurchase under the program we announced in 2011. We may effect repurchases under the share repurchase programs through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and our other funding requirements. The share repurchase programs have no expiration date.

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

	December 31, 2011
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$2,315.6
Committed credit agreement	$1,000.0	$0.0	$16.2	$983.8
Uncommitted credit arrangements	$458.3	$153.5	$2.6	$302.2

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit historically have not been drawn upon.

Credit Facilities
We maintain a committed corporate credit facility to increase our financial flexibility. In May 2011, we entered into an amendment and restatement of our credit agreement originally dated as of July 18, 2008 (the “Credit Agreement”), increasing the commitments of the lenders to $1,000.0 from $650.0, and extending the Credit Agreement's expiration to May 31, 2016. Additionally, the amendments modified our financial covenants, and provided additional flexibility with respect to, or eliminated, certain covenants such as restrictions on acquisitions, capital expenditures and restricted payments.  In addition, the cost structure was reduced. The Credit Agreement is a revolving facility under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured. We have not drawn on any of our corporate credit facilities since 2003, although we use them for letters of credit primarily to support obligations of our subsidiaries.
The Credit Agreement includes covenants that, among other things, limit our liens and the liens of our consolidated subsidiaries and limit subsidiary debt, as well as financial covenants. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of December 31, 2011.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	December 31, 2011	EBITDA Reconciliation	December 31, 2011
Interest coverage ratio (not less than)	5.00x	Operating income	$687.2
Actual interest coverage ratio	8.57x	Add:
		Depreciation and amortization	202.6
Leverage ratio (not greater than)	2.75x	Other non-cash amounts	1.0
Actual leverage ratio	1.99x	EBITDA [1]	$890.8

[1]	EBITDA is calculated as defined in the Credit Agreement.
As of December 31, 2011, we were in compliance with all of our covenants in the Credit Agreement. If we were unable to comply with our covenants in the future, we would seek an amendment or waiver from our lenders, but there is no assurance that our lenders would grant an amendment or waiver. If we were unable to obtain the necessary amendment or waiver, the credit facility could be terminated and our lenders could accelerate payments of any outstanding principal. In addition, under those circumstances we could be required to deposit funds with one of our lenders in an amount equal to any outstanding letters of credit under the credit facility.
We also have uncommitted credit facilities with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of December 31, 2011 and 2010 was approximately 5.0%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

Capped Call
In November 2010, we purchased capped call options to hedge the risk of price appreciation on the shares of our common stock into which our 4.75% Notes are convertible.
The strike price and cap price related to the capped call options as of December 31, 2011 and 2010 are listed below.

	December 31,
	2011	2010
Strike price	$12.13	$12.42
Cap price	$17.83	$18.26
During 2011, the strike price and cap price related to the capped call options were adjusted due to the payment of cash dividends on our common stock. As of December 31, 2011, the options give us the right to purchase up to 16.5 shares of our common stock at the strike price, except that the economic value of the net proceeds of exercising the options will not exceed the difference between the strike price and the cap price.  Subject to certain limitations, we may elect settlement of the options to occur in cash or in shares. The options will expire on April 2, 2013. Our capped call transaction meets the definition of an off-balance sheet arrangement per Regulation S-K Item 303(a)(4).

Investments
From time to time, we make investments in privately held companies that we believe may be of strategic importance to the advertising and marketing sectors. These investments are recorded on our Consolidated Balance Sheets at cost. Certain of these investments, the most significant of which is in Facebook, have significantly appreciated compared to their cost, but there can be no assurance as to the terms on which we would be able to dispose of any such investments.
In August 2011, we sold approximately half of our holdings in Facebook and received net proceeds of $133.5, which was classified within the investing section of our Consolidated Statements of Cash Flows. As of December 31, 2011, our remaining holdings in Facebook are recorded at cost on our Consolidated Balance Sheets, although we believe the value of our holdings has significantly appreciated, as evidenced by the sales price of the portion of our investment sold in August.

Cash Pooling
We aggregate our net domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2011 and 2010 the amount netted were $1,106.6 and $916.1, respectively.

DEBT CREDIT RATINGS
Our long-term debt credit ratings as of February 15, 2012 are listed below.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)

RECENT ACCOUNTING STANDARDS
See Note 15 to the Consolidated Financial Statements for further information on certain accounting standards that have been adopted during 2011 or that have not yet been required to be implemented and may be applicable to our future operations.

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

Interest Rates
Our exposure to market risk for changes in interest rates relates primarily to the fair market value of our debt obligations, because the majority of our debt (approximately 91% and 93% as of December 31, 2011 and 2010, respectively) bears interest at fixed rates. We do have debt with variable interest rates, but a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows. The fair market value of our debt is sensitive to changes in interest rates and the impact of a 10% change in interest rates is summarized below.

	Increase/(Decrease) in Fair Market Value
	10% Increase in Interest Rates	10% Decrease in Interest Rates
2011	$(7.4)	$7.7
2010	(14.4)	14.0
We have used interest rate swaps for risk management purposes to manage our exposure to changes in interest rates and to maintain a mix of fixed and floating rate debt. During 2011, we entered into and exited interest rate swaps related to our 6.25% Senior Unsecured Notes due 2014 and do not have any such swaps outstanding as of December 31, 2011.
We had $2,315.6 of cash, cash equivalents and marketable securities as of December 31, 2011 that we generally invest in conservative, short-term investment-grade securities. The interest income generated from these investments is subject to both domestic and foreign interest rate movements. During 2011 and 2010, we had interest income of $37.8 and $28.7, respectively. Based on our 2011 results, a 100 basis point increase or decrease in interest rates would affect our interest income by approximately $23.0, assuming that all cash, cash equivalents and marketable securities were affected in the same manner and balances remain constant from year-end 2011 levels.

Foreign Currency Rates
We are subject to translation and transaction risks related to changes in foreign currency exchange rates. Since we report revenues and expenses in U.S. Dollars, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. Dollars) from foreign operations. The primary foreign currencies that impacted our results during 2011 were the Australian Dollar, Brazilian Real, Euro, Japanese Yen and Pound Sterling. Based on 2011 exchange rates and operating results, if the U.S. Dollar were to strengthen or weaken by 10%, we currently estimate operating income would decrease or increase between 3% and 5%, assuming that all currencies are impacted in the same manner and our international revenue and expenses remain constant at 2011 current levels.
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
We monitor the currencies of countries in which we operate in order to determine if the country should be considered a highly inflationary environment. A currency is determined to be highly inflationary when there is cumulative inflation of approximately 100% or more over a three-year period. If this occurs the functional currency of that country would be changed to our reporting currency, the U.S. Dollar, and foreign exchange gains or losses would be recognized on all monetary transactions, assets and liabilities denominated in currencies other than the U.S. Dollar until the currency is no longer considered highly inflationary. Our Venezuela agencies transitioned to inflationary accounting on January 1, 2010, and as a result, we recorded a foreign exchange translation loss of approximately $5.0 in 2010. This charge was recorded in office and general expenses within the Consolidated

Statements of Operations. In 2010 we re-measured our local non-monetary transactions, assets and liabilities using the exchange rate of 4.3 Venezuelan Bolivares Fuertes per U.S. Dollar. Subsequent to the currency re-measurement, this devaluation did not have a material impact to our Consolidated Financial Statements as we do not have significant operations in Venezuela.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of The Interpublic Group of Companies, Inc.
In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, of Cash Flows, and of Stockholders' Equity and Comprehensive Income present fairly, in all material respects, the financial position of The Interpublic Group of Companies, Inc., and its subsidiaries, (“the Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 24, 2012

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Years ended December 31,
	2011	2010	2009
REVENUE	$7,014.6	$6,507.3	$6,007.4

OPERATING EXPENSES:
Salaries and related expenses	4,402.1	4,117.0	3,961.2
Office and general expenses	1,924.3	1,837.7	1,700.3
Restructuring and other reorganization-related charges, net	1.0	3.9	4.6
Total operating expenses	6,327.4	5,958.6	5,666.1

OPERATING INCOME	687.2	548.7	341.3

EXPENSES AND OTHER INCOME:
Interest expense	(136.8)	(139.7)	(155.6)
Interest income	37.8	28.7	35.0
Other income, net	150.2	12.9	11.7
Total (expenses) and other income	51.2	(98.1)	(108.9)

Income before income taxes	738.4	450.6	232.4
Provision for income taxes	190.2	171.3	90.1
Income of consolidated companies	548.2	279.3	142.3
Equity in net income of unconsolidated affiliates	3.3	1.9	1.1
NET INCOME	551.5	281.2	143.4
Net income attributable to noncontrolling interests	(19.2)	(20.1)	(22.1)
NET INCOME ATTRIBUTABLE TO IPG	532.3	261.1	121.3
Dividends on preferred stock	(11.6)	(15.6)	(27.6)
Benefit from preferred stock repurchased	0.0	25.7	0.0
Allocation to participating securities	0.0	0.0	(0.1)
NET INCOME AVAILABLE TO IPG COMMON STOCKHOLDERS	$520.7	$271.2	$93.6

Earnings per share available to IPG common stockholders:
Basic	$1.12	$0.57	$0.20
Diluted	$0.99	$0.47	$0.19

Weighted-average number of common shares outstanding:
Basic	465.5	473.6	468.2
Diluted	540.6	542.1	508.1

Dividends declared per common share	$0.24	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)

	December 31, 2011	December 31, 2010
ASSETS:
Cash and cash equivalents	$2,302.7	$2,675.7
Marketable securities	12.9	13.7
Accounts receivable, net of allowance of $55.4 and $63.1	4,425.4	4,317.6
Expenditures billable to clients	1,247.2	1,217.1
Other current assets	298.6	229.4
Total current assets	8,286.8	8,453.5
Furniture, equipment and leasehold improvements, net	459.8	454.3
Deferred income taxes	214.5	334.2
Goodwill	3,444.3	3,368.5
Other non-current assets	471.2	460.3
TOTAL ASSETS	$12,876.6	$13,070.8

LIABILITIES:
Accounts payable	$6,647.2	$6,806.7
Accrued liabilities	827.1	780.5
Short-term borrowings	153.5	114.8
Current portion of long-term debt	404.8	38.9
Total current liabilities	8,032.6	7,740.9
Long-term debt	1,210.9	1,583.3
Deferred compensation	440.3	486.1
Other non-current liabilities	452.1	402.4
TOTAL LIABILITIES	10,135.9	10,212.7

Commitments and contingencies (see Note 14)
Redeemable noncontrolling interests (see Note 5)	243.4	291.2

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, shares authorized: 20.0 Series B shares issued and outstanding: 2011 – 0.2; 2010 – 0.2	221.5	221.5
Common stock, $0.10 par value, shares authorized: 800.0 shares issued: 2011 – 491.4; 2010 – 489.5 shares outstanding: 2011 – 449.5; 2010 – 489.1	48.2	47.5
Additional paid-in capital	2,427.5	2,456.8
Retained earnings (accumulated deficit)	405.1	(63.7)
Accumulated other comprehensive loss, net of tax	(225.7)	(119.0)
	2,876.6	2,543.1
Less: Treasury stock, at cost: 2011 - 41.9 shares; 2010 - 0.4 shares	(414.9)	(14.1)
Total IPG stockholders’ equity	2,461.7	2,529.0
Noncontrolling interests	35.6	37.9
TOTAL STOCKHOLDERS’ EQUITY	2,497.3	2,566.9
TOTAL LIABILITIES AND EQUITY	$12,876.6	$13,070.8

The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Years ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$551.5	$281.2	$143.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangible assets	150.9	148.4	169.9
Provision for uncollectible receivables	10.4	10.7	19.3
Amortization of restricted stock and other non-cash compensation	51.7	50.0	49.5
Net amortization of bond (premiums) discounts and deferred financing costs	(8.7)	(4.4)	12.1
Deferred income tax provision	83.9	56.0	89.2
Gain on sale of an investment	(132.2)	0.0	0.0
Loss on early extinguishment of debt	0.0	0.1	25.1
Other	28.2	24.9	13.4
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	(219.2)	(547.6)	179.5
Expenditures billable to clients	(39.2)	(122.8)	19.7
Other current assets	(42.0)	(0.2)	33.1
Accounts payable	(62.9)	867.4	230.0
Accrued liabilities	3.9	66.4	(363.4)
Other non-current assets and liabilities	(102.8)	(12.8)	(80.0)
Net cash provided by operating activities	273.5	817.3	540.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of an investment	133.5	0.0	0.0
Acquisitions, including deferred payments, net of cash acquired	(63.1)	(61.9)	(72.4)
Capital expenditures	(140.3)	(96.3)	(67.1)
Net (purchases) sales and maturities of short-term marketable securities	(0.7)	(2.5)	158.5
Other investing activities	11.8	52.2	10.4
Net cash (used in) provided by investing activities	(58.8)	(108.5)	29.4
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(400.8)	0.0	0.0
Common stock dividends	(111.1)	0.0	0.0
Repurchase of preferred stock	0.0	(265.9)	0.0
Purchase of long-term debt	(38.9)	(217.3)	(783.4)
Proceeds from issuance of 10.00% Senior Notes due 2017	0.0	0.0	587.7
Net increase in short term bank borrowings	42.5	17.4	0.0
Acquisition-related payments	(71.5)	(29.5)	(5.9)
Distributions to noncontrolling interests	(23.0)	(21.5)	(22.2)
Preferred stock dividends	(11.6)	(19.6)	(27.6)
Other financing activities	73.4	(11.3)	(15.6)
Net cash used in financing activities	(541.0)	(547.7)	(267.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(46.7)	19.4	84.8
Net (decrease) increase in cash and cash equivalents	(373.0)	180.5	388.0
Cash and cash equivalents at beginning of period	2,675.7	2,495.2	2,107.2
Cash and cash equivalents at end of period	$2,302.7	$2,675.7	$2,495.2
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in Millions)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2008	$525.0	477.1	$46.4	$2,413.5	$(446.1)	$(318.5)	$(14.0)	$2,206.3	$37.9	$2,244.2
Net income					121.3			121.3	22.1	143.4
Foreign currency translation adjustments, net of tax						128.9		128.9	2.3	131.2
Changes in market value of securities available-for-sale, net of tax of $0.1						0.5		0.5		0.5
Recognition of previously unrealized gain on securities available-for-sale, net of tax						(0.4)		(0.4)		(0.4)
Unrecognized losses, transition obligation and prior service cost, net of tax of ($4.4)						12.9		12.9		12.9
Total comprehensive income								$263.2	$24.4	$287.6
Reclassifications related to redeemable noncontrolling interests				10.5				10.5	(2.5)	8.0
Noncontrolling interest transactions				(5.4)				(5.4)	0.1	(5.3)
Distributions to noncontrolling interests									(22.2)	(22.2)
Change in redemption value of redeemable noncontrolling interests				12.0				12.0		12.0
Preferred stock dividends				(27.6)				(27.6)		(27.6)
Stock-based compensation		12.8	1.0	54.1				55.1		55.1
Shares withheld for taxes		(3.4)	(0.3)	(16.8)				(17.1)		(17.1)
Other				0.7				0.7	0.9	1.6
Balance at December 31, 2009	$525.0	486.5	$47.1	$2,441.0	$(324.8)	$(176.6)	$(14.0)	$2,497.7	$38.6	$2,536.3
Net income					261.1			261.1	20.1	281.2
Foreign currency translation adjustments, net of tax						34.0		34.0	1.9	35.9
Changes in market value of securities available-for-sale, net of tax of $0.1						0.6		0.6		0.6
Recognition of previously unrealized gain on securities available-for-sale, net of tax						(0.2)		(0.2)		(0.2)
Unrecognized losses, transition obligation and prior service cost, net of tax of ($5.5)						23.2		23.2		23.2
Total comprehensive income								$318.7	$22.0	$340.7
Reclassifications related to redeemable noncontrolling interests				3.5				3.5	(1.5)	2.0
Noncontrolling interest transactions				(28.1)				(28.1)	0.2	(27.9)
Distributions to noncontrolling interests									(21.5)	(21.5)
Change in redemption value of redeemable noncontrolling interests				(11.0)				(11.0)		(11.0)
Repurchase of preferred stock	(303.5)			35.9				(267.6)		(267.6)
Capped call transaction costs				(22.8)				(22.8)		(22.8)
Preferred stock dividends				(15.6)				(15.6)		(15.6)
Stock-based compensation		2.7	0.4	55.4				55.8		55.8
Shares withheld for taxes		(0.2)	(0.1)	(11.8)				(11.9)		(11.9)
Tax effect from stock-based compensation				4.5				4.5		4.5
Other		0.5	0.1	5.8			(0.1)	5.8	0.1	5.9
Balance at December 31, 2010	$221.5	489.5	$47.5	$2,456.8	$(63.7)	$(119.0)	$(14.1)	$2,529.0	$37.9	$2,566.9
The accompanying notes are an integral part of these financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in Millions)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2010	$221.5	489.5	$47.5	$2,456.8	$(63.7)	$(119.0)	$(14.1)	$2,529.0	$37.9	$2,566.9
Net income					532.3			532.3	19.2	551.5
Foreign currency translation adjustments, net of tax						(89.6)		(89.6)	(2.5)	(92.1)
Changes in market value of securities available-for-sale, net of tax of $0.0						(0.1)		(0.1)		(0.1)
Recognition of previously unrealized loss on securities available-for-sale, net of tax						0.3		0.3		0.3
Unrecognized gains, transition obligation and prior service cost, net of tax of ($1.5)						(17.3)		(17.3)		(17.3)
Total comprehensive income								$425.6	$16.7	$442.3
Reclassifications related to redeemable noncontrolling interests				2.7				2.7	7.7	10.4
Noncontrolling interest transactions				0.4	0.6			1.0	(2.6)	(1.6)
Distributions to noncontrolling interests									(23.0)	(23.0)
Change in redemption value of redeemable noncontrolling interests				(10.6)	(3.5)			(14.1)		(14.1)
Repurchase of common stock							(400.8)	(400.8)		(400.8)
Common stock dividends				(56.8)	(54.3)			(111.1)		(111.1)
Preferred stock dividends				(5.8)	(5.8)			(11.6)		(11.6)
Stock-based compensation		1.5	0.8	47.9				48.7		48.7
Exercise of stock options		1.3	0.1	11.9				12.0		12.0
Shares withheld for taxes		(0.9)	(0.2)	(26.8)				(27.0)		(27.0)
Tax effect from stock-based compensation				8.4				8.4		8.4
Other				(0.6)	(0.5)			(1.1)	(1.1)	(2.2)
Balance at December 31, 2011	$221.5	491.4	$48.2	$2,427.5	$405.1	$(225.7)	$(414.9)	$2,461.7	$35.6	$2,497.3

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)

Note 1:  Summary of Significant Accounting Policies
Business Description
The Interpublic Group of Companies, Inc. and subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) is one of the world’s premier global advertising and marketing services companies. Our agencies create customized marketing programs for many of the world’s largest companies. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world, as they seek to build brands, increase sales of their products and services and gain market share in an increasingly complex and fragmented media landscape.

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
During the third quarter of 2011, we combined media and production liabilities that were previously reflected in accrued liabilities with accounts payable in our Consolidated Balance Sheets to better reflect all media and production related liabilities in one caption.  As a result of this change, which was applied retrospectively, accounts payable includes all media and production liabilities. As of December 31, 2011 and December 31, 2010, accounts payable increased and accrued liabilities decreased by $2,613.6 and $2,332.2, respectively.  This change does not impact net working capital movements, operating cash flows or total current liabilities.
During the first quarter of 2011, we changed the classification of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions from a gross to a net basis in a country. This change, which was applied retrospectively and does not change previously reported operating income or net income, decreased revenue and office and general expense by $24.6 and $20.2 for the years ended December 31, 2010 and December 31, 2009, respectively. A comparable amount is included as a reduction to revenue and office and general expense for the year ended December 31, 2011. We believe this presentation better aligns the Company’s internal financial and operational management reporting as well as increases consistency in our external reporting across the countries in which we operate.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions and estimates that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the reporting date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Depending on the terms of a client contract, fees for services performed can be recognized in three principal ways: proportional performance (input or output), straight-line (or monthly basis) or completed contract.

•
Fees are generally recognized as earned based on the proportional performance input method of revenue recognition in situations where our fee is reconcilable to the actual hours incurred to service the client as detailed in a contractual staffing plan, where the fee is earned on a per hour basis or where actual hours incurred are provided to the client on a periodic basis (whether or not the fee is reconcilable), with the amount of revenue recognized in these situations limited to the amount realizable under the client contract. We believe an input-based measure (the ‘hour’) is appropriate in situations where the client arrangement essentially functions as a time and out-of-pocket expense contract and the client receives the benefit of the services provided throughout the contract term.

•	Fees are recognized on a straight-line or monthly basis when service is provided essentially on a pro-rata basis and the terms of the contract support monthly basis accounting.

•
Certain fees (such as for major marketing events) are deferred until contract completion because the final act is so significant in relation to the service transaction taken as a whole. Fees may also be deferred and recognized upon delivery of a project if the terms of the client contract identify individual discrete projects, or on the completed contract basis if any of the terms of the contract do not otherwise qualify for proportional performance or monthly basis recognition.

Depending on the terms of the client contract, revenue is derived from diverse arrangements involving fees for services performed, commissions, performance incentive provisions and combinations of the three. Commissions are generally earned on the date of the broadcast or publication. Contractual arrangements with clients may also include performance incentive provisions designed to link a portion of our revenue to our performance relative to either qualitative or quantitative goals, or both. Performance incentives are recognized as revenue for quantitative targets when the target has been achieved and for qualitative targets when confirmation of the incentive is received from the client.
The majority of our revenue is recorded as the net amount of our gross billings less pass-through expenses charged to a client. In most cases, the amount that is billed to clients significantly exceeds the amount of revenue that is earned and reflected in our Consolidated Financial Statements because of various pass-through expenses, such as production and media costs. We assess whether our agency or the third-party supplier is the primary obligor, and we evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. Because we operate broadly as an advertising agency, based on our primary lines of business and given the industry practice to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we generally record revenue net of pass-through charges as we believe the key indicators of the business suggest we generally act as an agent on behalf of our clients in our primary lines of business. In those businesses where the key indicators suggest we act as a principal (primarily sales promotion and event, sports and entertainment marketing), we record the gross amount billed to the client as revenue and the related incremental direct costs incurred as office and general expenses. In general, we also report revenue net of taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions.
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
We receive credits from our vendors and media outlets for transactions entered into on behalf of our clients that, based on the terms of our contracts and local law, are either remitted to our clients or retained by us. If amounts are to be passed through to clients, they are recorded as liabilities until settlement or, if retained by us, are recorded as revenue when earned. Income or expense may also be realized in connection with settling vendor discount or credit liabilities that were established as part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”). In these situations, and given the historical nature of these liabilities, we generally record such items as other income or expense as we do not consider these to be part of current operating results. We release certain of these credit liabilities when the statute of limitations has lapsed, unless the liabilities are associated with customers with whom we are in the process of settling such liabilities. These amounts are generally reported in other income, net.

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

Accounts Payable
Accounts payable includes all operating payables, including those related to all media and production costs. These payables are due within one year.

Investments
Our investments in publicly traded companies over which we do not exert a significant influence are classified as available-for-sale. These investments are reported at fair value based on quoted market prices with net unrealized gains and losses reported as a component of accumulated other comprehensive loss. Our non-publicly traded investments and all other publicly traded investments, including investments to fund certain deferred compensation and retirement obligations, are accounted for using the equity method or cost method. We do not disclose the fair value for equity method investments or investments held at cost as it is not practical to estimate fair value since there is no readily available market data and it is cost prohibitive to obtain independent valuations. We regularly review our equity and cost method investments to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment. In the event a decline in fair value of an investment occurs, we determine if the decline has been other-than-temporary. We consider our investments strategic and long-term in nature, so we determine if the fair value decline is recoverable within a reasonable period. For our investments, we evaluate fair value based on specific information (valuation methodologies, estimates of appraisals, financial statements, etc.) in addition to quoted market price, if available. We consider all known quantitative and qualitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

Derivatives
We are exposed to market risk related to interest rates, foreign currency rates and certain balance sheet items. From time to time we enter into derivative instruments for risk management purposes, and not for speculative purposes. We evaluate the terms of our derivative instruments to determine if they are recorded on our balance sheet in equity or as an asset or liability that gets subsequently adjusted in earnings based on fair value each reporting period. We evaluate our derivative instruments for hedge accounting both at inception and throughout the hedge period. We recognize the changes in fair value of the interest rate swap agreements as well as the changes in the fair value of the underlying debt in other income, net.

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

Goodwill and Other Intangible Assets
We have accounted for our business combinations using the acquisition accounting method beginning in 2009, while we utilized the purchase accounting method in prior years. Both accounting methods require the fair value of each acquisition to be

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

allocated to the underlying net assets based on their respective estimated fair values and the remainder allocated to goodwill and other intangible assets. The acquisition method requires the noncontrolling interests, if any, to be recorded at fair value and goodwill and other intangibles to be recorded as if we acquired the entire business, proportionately allocated between the controlling and noncontrolling owner. The purchase accounting method required goodwill and other intangibles to be recorded based on our ownership interest in the business we acquired. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. Considering the characteristics of advertising, specialized marketing and communication services companies, our acquisitions usually do not have significant amounts of tangible assets, as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.
We review goodwill and other intangible assets with indefinite lives not subject to amortization as of October 1st each year and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the recoverability of goodwill at a reporting unit level. We have 11 reporting units that were subject to the 2011 annual impairment testing. Our reporting unit structure did not change during 2011.
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
We have adopted new authoritative guidance for goodwill which permits an entity to first assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying value. Qualitative factors to consider may include macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance, and other relevant entity-specific events such as changes in management, key personnel, strategy or customers, as well as contemplation of bankruptcy or pending litigation. If, after assessing the totality of events or circumstances such as those described above, an entity determines that it is "more likely than not" that the fair value of a reporting unit is less than its carrying value, then the entity is required to perform a two-step quantitative impairment test to identify and measure impairment, if necessary. Otherwise, no additional testing is required.
For reporting units not included in the qualitative assessment, or for any reporting units identified in the qualitative assessment as "more likely than not" that the fair value is less than its carrying value, the first step of the quantitative impairment test is performed. The first step of the impairment test is a comparison of the fair value of each reporting unit to its carrying value, including goodwill. The sum of the fair values of all our reporting units is reconciled to our current market capitalization plus an estimated control premium. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired, and no further testing is required. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the impairment test has failed and the magnitude of any goodwill impairment is determined under the second step, which is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.
The fair value of a reporting unit for 2011 and 2010 was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data.

Foreign Currencies
The functional currency of our foreign operations is generally their respective local currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, which is a component of stockholders’ equity. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in office and general expenses. Foreign currency transactions resulted in a pre-tax losses of $0.9 in 2011, $0.7 in 2010 and $4.7 in 2009.
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

Income Taxes
The provision for income taxes includes U.S. federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We evaluate our tax positions using the “more likely than not” recognition threshold and then apply a measurement assessment to those positions that meet the recognition threshold. We have established tax reserves that we believe to be adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and adjust our reserves as additional information or events require.

Redeemable Noncontrolling Interests
Many of our acquisitions include provisions under which the noncontrolling equity owners can require us to purchase additional interests in a subsidiary at their discretion. Payments for these redeemable noncontrolling interests are contingent upon achieving projected operating performance targets and satisfying other conditions specified in the related agreements and are subject to revisions as the earn-out periods progress. We record these redeemable noncontrolling interests in “mezzanine equity” in our Consolidated Balance Sheets. Each reporting period, redeemable noncontrolling interests are reported at their estimated redemption value, but not less than their initial fair value. Any adjustment to the redemption value above initial value prior to exercise will also impact retained earnings or additional paid-in capital, but will not impact net income. Adjustments as a result of currency translation will affect the redeemable noncontrolling interest balance, but do not impact retained earnings or additional paid-in capital.

Earnings Per Share (“EPS”)
Basic EPS available to IPG common stockholders equals net income available to IPG common stockholders divided by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS equals net income available to IPG common stockholders adjusted to exclude, if dilutive, preferred stock dividends, allocation to participating securities, interest expense related to potentially dilutive securities calculated using the effective interest rate method and the benefit from the preferred stock repurchased, divided by the weighted-average number of common shares outstanding, plus any additional common shares that would have been outstanding if potentially dilutive shares had been issued.
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
We may be required to calculate basic EPS using the two-class method, as a result of our redeemable noncontrolling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable noncontrolling interest, net income available to IPG common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of these reductions to net income available to IPG common stockholders (used to calculate EPS) is limited to cumulative prior-period reductions. For the years ended December 31, 2011, 2010 and 2009, there was no impact to EPS for adjustments related to our redeemable noncontrolling interests.

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

Note 2:  Earnings Per Share
The following sets forth basic and diluted earnings per common share available to IPG common stockholders.

	Years ended December 31,
	2011	2010	2009
Net income available to IPG common stockholders - basic	$520.7	$271.2	$93.6
Adjustments: Effect of dilutive securities
Interest on 4.25% Notes	1.4	1.4	1.4
Interest on 4.75% Notes	4.1	4.0	0.0
Preferred stock dividends	11.6	0.0	0.0
Benefit from preferred stock repurchased [1]	0.0	(21.7)	0.0
Net income available to IPG common stockholders - diluted	$537.8	$254.9	$95.0

Weighted-average number of common shares outstanding - basic	465.5	473.6	468.2
Add: Effect of dilutive securities
Restricted stock, stock options and other equity awards	9.1	11.3	7.7
4.25% Notes	33.0	32.2	32.2
4.75% Notes	16.5	16.1	0.0
Preferred stock outstanding	16.5	0.0	0.0
Preferred stock repurchased	0.0	8.9	0.0

Weighted-average number of common shares outstanding - diluted	540.6	542.1	508.1

Earnings per share available to IPG common stockholders - basic	$1.12	$0.57	$0.20
Earnings per share available to IPG common stockholders - diluted	$0.99	$0.47	$0.19

[1]
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

For the year ended December 31, 2009, we calculated basic EPS using the two-class method. The two-class method was required as our 4.50% Convertible Senior Notes due 2023 (the “4.50% Notes”) qualified as participating securities, having the right to receive dividends or dividend equivalents should dividends be declared on common stock. Under this method, earnings for the period (after deduction for contractual preferred stock dividends) was allocated on a pro-rata basis to the common stockholders and to the holders of participating securities based on their right to receive dividends. We retired the remaining outstanding aggregate principal amount of the 4.50% Notes in the fourth quarter of 2009.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table presents the potential shares excluded from the diluted earnings per share calculation because the effect of including these potential shares would be antidilutive.

	Years ended December 31,
	2011	2010	2009
4.75% Notes	0.0	0.0	16.1
4.50% Notes	0.0	0.0	0.6
Preferred stock outstanding	0.0	16.2	38.4
Total	0.0	16.2	55.1
Securities excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price:
Stock options [1]	8.9	15.6	21.2
Warrants [2]	0.0	0.0	67.9

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

Note 3:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	December 31,
		2011		2010
		Book Value	Fair Value [1]	Book Value	Fair Value [1]
7.25% Senior Unsecured Notes due 2011	7.25%	$0.0	$0.0	$36.3	$37.0
6.25% Unsecured Notes due 2014 (less unamortized discount of $0.3)	6.29%	354.3	374.5	353.3	378.0
10.0% Senior Unsecured Notes due 2017 (less unamortized discount of $9.4)	10.38%	590.6	690.0	589.4	705.0
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $2.7)	3.50%	202.7	220.5	205.0	235.0
4.25% Convertible Senior Notes due 2023 (plus unamortized premium of $3.0)	0.58%	403.0	405.5	417.4	444.4
Other notes payable and capitalized leases		65.1		20.8
Total long-term debt		1,615.7		1,622.2
Less: current portion [2]		404.8		38.9
Long-term debt, excluding current portion		$1,210.9		$1,583.3

[1]	Fair values are derived from trading quotes by institutions making a market in the securities and estimations of value by those institutions using proprietary models.

[2]
On March 15, 2012, holders of our 4.25% Convertible Senior Notes due 2023 (the “4.25% Notes”) may require us to repurchase their notes for cash at par, and accordingly, we included these notes in the current portion of long-term debt on our December 31, 2011 Consolidated Balance Sheet. The 4.25% Notes are redeemable in whole or in part at our option beginning March 15, 2012. Any 4.25% Notes not repurchased on March 15, 2012 and not called for redemption by us will be reclassified to long-term debt. On August 15, 2011, our 7.25% Senior Unsecured Notes due 2011 (the "2011 Notes") matured. Therefore we included these notes in current portion of long-term debt on our December 31, 2010 Consolidated Balance Sheet.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Annual maturities are scheduled as follows based on the book value as of December 31, 2011.

2012 [1]	$1.8
2013 [2]	16.0
2014	354.4
2015	0.1
2016	0.1
Thereafter	1,243.3
Total long-term debt	$1,615.7

[1]	Holders of our 4.25% Notes may require us to repurchase their notes for cash at par in March 2012. The 4.25% Notes are redeemable in whole or in part at our option beginning March 15, 2012.

[2]	Holders of our 4.75% Convertible Senior Notes due 2023 (the “4.75% Notes”) may require us to repurchase their notes for cash, stock or a combination, at our election, at par in March 2013.

For those debt securities that have a premium or discount at the time of issuance, we amortize the amount through interest expense based on the maturity date or the first date the holders may require us to repurchase the debt securities, if applicable. A premium would result in a decrease in interest expense and a discount would result in an increase in interest expense in future periods. We also have recorded debt issuance costs related to certain financing transactions in other assets in our Consolidated Balance Sheets, which are also amortized through interest expense. As of December 31, 2011 and 2010, we had unamortized debt issuance costs of $25.5 and $28.3, respectively.
Our debt securities include covenants that, among other things, limit our liens and the liens of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity.

Debt Transactions
7.25% Senior Unsecured Notes due 2011
In August 2011, the remaining $36.3 aggregate principal amount of our 2011 Notes matured, and we paid $37.6 in cash, including accrued and unpaid interest.

Floating Rate Senior Unsecured Notes due 2010
In April 2010, we repurchased $21.4 aggregate principal amount of our Floating Rate Senior Unsecured Notes due 2010 (the "2010 Notes") for $21.5 in cash, which included accrued and unpaid interest. In November 2010, the remaining $192.3 aggregate principal amount of our 2010 Notes matured, and we paid $193.5 in cash, including accrued and unpaid interest.

Convertible Senior Notes
Conversion Features
Our 4.25% Notes and 4.75% Notes (the "Convertible Notes") are convertible into our common stock. The conversion rates of our Convertible Notes are subject to adjustment in specified circumstances, including the payment of cash dividends on our common stock. The conversion rates of our Convertible Notes are also subject to adjustment for certain events arising from stock splits and combinations, stock dividends and certain other actions by us that modify our capital structure. The Convertible Notes provide for an additional “make-whole” adjustment to the conversion rate in the event of a change of control meeting specified conditions.
Our Convertible Notes are convertible at any time if the average price of our common stock for 20 trading days immediately preceding the conversion date is greater than or equal to a specified percentage of the conversion price; this percentage was equal to 116.0% in 2011 and declines 0.5% each year until it reaches 110% at maturity. Each series of our Convertible Notes is also convertible, regardless of the price of our common stock, if: (i) we call that series of Convertible Notes for redemption; (ii) we make specified distributions to shareholders; (iii) we become a party to a consolidation, merger or binding share exchange pursuant to which our common stock would be converted into cash or property (other than securities); or (iv) the credit ratings assigned to that series of Convertible Notes by any two of Moody’s Investor Service, Standard and Poor’s and Fitch Ratings are lower than Ba2, BB and BB, respectively, or that series of Convertible Notes is no longer rated by at least two of these ratings services. As of December 31, 2011, our Convertible Notes were not convertible based on the triggers listed above. As a result of certain conversion features, our Convertible Notes contain embedded derivatives whose fair values as of December 31, 2011 and 2010 were negligible. Our Convertible Notes are also convertible, whether or not the above conditions are met, from February 15, 2023 to March 15, 2023. The Convertible Notes are not considered securities with participation rights in earnings available to IPG

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

common stockholders as there are no features attached to these securities that allow holders to participate in our undistributed earnings.
The conversion rates and corresponding conversion prices for our Convertible Notes as of December 31, 2011, 2010 and 2009 are listed below.

	December 31,
	2011	2010	2009
Conversion price	$12.13	$12.42	$12.42
Conversion rate per note (actual number)	82.4612	80.5153	80.5153
During 2011, the conversion rate for our Convertible Notes was adjusted as a result of the cumulative effect of the cash dividends declared and paid on our common stock, which resulted in a corresponding adjustment of the conversion price.
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

	4.25% Notes		4.75% Notes
Repurchase options
For cash on		3/15/2012
For cash, common stock or combination on	1)	3/15/2015	1)	3/15/2013
	2)	3/15/2018	2)	3/15/2018
Change of control events occurring prior to		3/15/2012		3/15/2013
Redemption options
For cash on or after		3/15/2012		3/15/2013

Capped Call
In November 2010, we purchased capped call options to hedge the risk of price appreciation on the shares of our common stock into which our 4.75% Notes are convertible.  The strike price and cap price related to the capped call options as of December 31, 2011 and 2010 are listed below.

	December 31,
	2011	2010
Strike price	$12.13	$12.42
Cap price	$17.83	$18.26
During 2011, the strike price and cap price related to the capped call options were adjusted due to the payment of cash dividends on our common stock. As of December 31, 2011, the options give us the right to purchase up to 16.5 shares of our common stock at the strike price, except that the economic value of the net proceeds of exercising the options will not exceed the difference between the strike price and the cap price.  Subject to certain limitations, we may elect settlement of the options to occur in cash or in shares. The options will expire on April 2, 2013. During 2010, we paid an aggregate premium of $22.8 for the options, which was recorded as a reduction to additional paid-in capital in the Consolidated Balance Sheet.

Credit Agreements
We maintain a committed corporate credit facility and uncommitted credit facilities with various banks that permit borrowings at variable interest rates. As of December 31, 2011 and 2010, there were no borrowings under our committed corporate credit facility. However, there were borrowings under the uncommitted facilities made by several of our international subsidiaries. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. The weighted-average interest rate on outstanding balances under the uncommitted credit facilities as of December 31, 2011 and 2010 was approximately 5.0%.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

A summary of our credit facilities is presented below.

	December 31,
	2011				2010
	Total Facility	Amount Outstanding	Letters of Credit	Total Available	Total Facility	Amount Outstanding	Letters of Credit	Total Available
Committed credit agreement	$1,000.0	$0.0	$16.2	$983.8	$650.0	$0.0	$16.2	$633.8
Uncommitted credit agreements	$458.3	$153.5	$2.6	$302.2	$455.2	$114.8	$0.1	$340.3
In May 2011, we entered into an amendment and restatement of our credit agreement originally dated as of July 18, 2008 (the “Credit Agreement”), increasing the commitments of the lenders to $1,000.0 from $650.0, and extending the Credit Agreement's expiration to May 31, 2016. Additionally, the amendments modified our financial covenants, and provided additional flexibility with respect to, or eliminated, certain covenants such as restrictions on acquisitions, capital expenditures and restricted payments.  In addition, the cost structure was reduced. The Credit Agreement is a revolving facility under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.
Under the Credit Agreement, we can elect to receive advances bearing interest based on either the base rate or the Eurocurrency rate (each as defined in the Credit Agreement) plus an applicable margin that is determined based on our credit ratings. As of December 31, 2011, the applicable margin is 0.40% for base rate advances and 1.40% for Eurocurrency rate advances. Letter of credit fees accrue on the average daily aggregate amount of letters of credit outstanding, at a rate equal to the applicable margin for Eurocurrency rate advances, and fronting fees accrue on the aggregate amount of letters of credit outstanding at an annual rate of 0.25%. We also pay a facility fee at an annual rate of 0.35% on the aggregate lending commitment under the Credit Agreement.
The Credit Agreement includes covenants that, among other things, limit our liens and the liens of our consolidated subsidiaries and limit subsidiary debt, as well as financial covenants. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of December 31, 2011 and thereafter.

Interest coverage ratio (not less than): [1]	5.00x
Leverage ratio (not greater than): [2]	2.75x

[1]	The interest coverage ratio is defined as EBITDA, as defined in the Credit Agreement, to net interest expense plus cash dividends on convertible preferred stock for the four quarters then ended.

[2]	The leverage ratio is defined as debt as of the last day of such fiscal quarter to EBITDA, as defined in the Credit Agreement, for the four quarters then ended.

We were in compliance with all of our covenants in the Credit Agreement as of December 31, 2011.

Cash Pooling
We aggregate our net domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of December 31, 2011 and 2010 the amounts netted were $1,106.6 and $916.1, respectively.

Note 4:  Convertible Preferred Stock
Each share of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) has a liquidation preference of $1,000 per share and is convertible at the option of the holder at any time into shares of our common stock, subject to adjustment upon the occurrence of certain events, including the payment of cash dividends on our common stock. Beginning October 15, 2010, each share of the Series B Preferred Stock may be converted at our option if the closing price of our common stock multiplied by the conversion rate in effect at that time equals or exceeds 130% of the liquidation preference for 20 trading days during any consecutive 30 trading day period. Holders of the Series B Preferred Stock will be entitled to an adjustment to the conversion rate if they convert their shares in connection with a fundamental change satisfying certain specified conditions. The Series B Preferred Stock is junior to all of our existing and future debt obligations and senior to our common stock with respect to payments of dividends and rights upon liquidation, winding up or dissolution, to the extent of the liquidation preference.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The number of shares outstanding, conversion rates and corresponding conversion prices for our Series B Preferred Stock as of December 31, 2011, 2010 and 2009 are listed below.

	December 31,
	2011	2010	2009
Shares outstanding (actual number)	221,474	221,474	525,000
Conversion rate per share	74.4500	73.1904	73.1904
Conversion price	$13.43	$13.66	$13.66
During 2011, the conversion rate for our Series B Preferred Stock was adjusted as a result of the cumulative effect of certain cash dividends declared and paid on our common stock during the year, which resulted in a corresponding adjustment of the conversion price. In 2010, we launched a tender offer and purchased 303,526 shares (actual number) of our Series B Preferred Stock for cash for an aggregate purchase price of $267.6. The aggregate purchase price was calculated as the number of shares tendered multiplied by the purchase price of $869.86 per share plus unpaid dividends of $1.9, which were prorated for the period the tendered shares were outstanding, and transaction costs directly associated with the repurchase. The carrying value of the tendered shares was $293.3 and was determined based on the number of shares tendered multiplied by the liquidation preference, less the pro-rata amount of issuance costs associated with the original issuance of the preferred stock. A benefit of $25.7, representing the excess carrying value of the tendered shares over consideration from the repurchase, was recorded as an adjustment to additional paid-in capital. Additionally, the pro-rata amount of issuance costs of $10.2 was recorded as an adjustment to additional paid-in capital.
The terms of our Series B Preferred Stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on the Series B Preferred Stock have been or contemporaneously are declared and paid, or provision for the payment thereof has been made. We declared annual dividends of $52.50 per share, or $11.6, $15.6 and $27.6, on our Series B Preferred Stock during 2011, 2010 and 2009, respectively. Dividends on each share of Series B Preferred Stock are payable quarterly in cash or, if certain conditions are met, in common stock, at our option on January 15, April 15, July 15 and October 15, or the next business date if these dates fall on the weekend or a holiday, of each year. Dividends on our Series B Preferred Stock are cumulative from the date of issuance and are payable on each payment date to the extent that we have assets that are legally available to pay dividends and our Board of Directors, or an authorized committee of our Board, declares a dividend payable.
The terms of the Series B Preferred Stock include an embedded derivative instrument, the fair value of which as of December 31, 2011 and 2010 was negligible. The Series B Preferred Stock is not considered a security with participation rights in earnings available to IPG common stockholders due to the contingent nature of the conversion feature of these securities.

Note 5:  Acquisitions
We continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets. Our acquisitions typically provide for an initial payment at the time of closing and additional contingent purchase price payments based on the future performance of the acquired entity. In addition, we have entered into agreements that may require us to purchase additional equity interests in certain consolidated and unconsolidated subsidiaries. The amounts at which we record these transactions in our financial statements are based on estimates of the future financial performance of the acquired entity, the timing of the exercise of these rights, changes in foreign currency exchange rates and other factors.
For acquisitions that were completed on or after January 1, 2009, we record deferred payment and redeemable noncontrolling interest amounts on our Consolidated Balance Sheets based on their acquisition-date fair value. Deferred payments are adjusted quarterly based on their estimated fair value with any changes impacting operating income. Deferred payments are recorded on a discounted basis and the related accretion expense is recognized in operating income between the acquisition date and the deferred payment date. Redeemable noncontrolling interests are adjusted quarterly with any changes impacting additional paid-in capital or retained earnings. See Note 14 for further information on contingent acquisition obligations. For acquisitions completed prior to January 1, 2009, contingent acquisition obligations were not recorded on our Consolidated Balance Sheets until the obligation was satisfied and consideration was determinable and distributable. At that point, we recorded the fair value of this consideration as an additional cost of the acquired entity. Certain acquisitions contained deferred payments that were fixed and determinable on the acquisition date. In such cases, we recognized this consideration as an additional cost of the acquired entity on the acquisition date and recorded a liability for the future payment.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following table presents changes in our redeemable noncontrolling interests.

	Years ended December 31,
	2011	2010	2009
Balance at beginning of period	$291.2	$277.8	$288.4
Change in related noncontrolling interest balance	(7.7)	1.5	2.5
Changes in redemption value of redeemable noncontrolling interests:
Additions	17.9	31.9	0.5
Redemptions and reclassifications	(70.7)	(30.1)	(5.3)
Redemption value adjustments [1]	12.7	10.1	(8.3)
Balance at end of period	$243.4	$291.2	$277.8

[1]
Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but not less than their initial fair value. Any adjustment to the redemption value impacts retained earnings or additional paid-in capital, except adjustments as a result of currency translation.

During 2011, we completed twenty-two acquisitions, which included purchases of controlling interests in previously unconsolidated subsidiaries. Of these acquisitions, eighteen are included in the Integrated Agency Networks (“IAN”) operating segment and four are included in the Constituency Management Group (“CMG”) operating segment. All acquired agencies have been integrated into one of our global networks or existing agencies. The most significant acquisitions included full service creative agencies in Australia, a public relations firm in Brazil, digital and direct marketing agencies in the United Kingdom, a healthcare communications firm in Germany and a social media agency in the United States. During 2011, we recorded approximately $133.0 of goodwill and intangible assets related to these acquisitions during the year.
During 2010, we completed five acquisitions, of which four were included in the IAN operating segment and one was included in the CMG operating segment. The most significant acquisitions included a premier full-service communications agency in the United Kingdom and a media and digital marketing service company in Brazil. During 2010, we recorded approximately $63.0 of goodwill and intangible assets related to these acquisitions during this period.
During 2009, we completed two acquisitions, both of which were included in the IAN operating segment.
For companies acquired, we make estimates of the fair values of the assets and liabilities for consolidation. The purchase price in excess of the estimated fair value of the tangible net assets acquired is allocated to identifiable intangible assets and goodwill. Due to the characteristics of advertising, specialized marketing and communication services companies, our acquisitions typically do not have significant amounts of tangible assets, as the principal asset we typically acquire is creative talent. As a result, a substantial portion of the purchase price of these acquisitions is allocated to identifiable intangible assets, primarily customer lists and trade names, and goodwill.
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
The results of operations of our acquired companies were included in our consolidated results from the closing date of each acquisition. We did not make any stock payments related to our acquisitions in 2011, 2010 or 2009.
Details of cash paid for current and prior years' acquisitions are listed below.

	Years ended December 31,
	2011	2010	2009
Cost of investment: current-year acquisitions	$48.0	$47.1	$3.8
Cost of investment: prior-year acquisitions	105.1	49.6	74.6
Less: net cash acquired	(18.5)	(5.3)	(0.1)
Total cost of investment [1]	134.6	91.4	78.3
Operating expense [2]	0.5	3.0	0.0

Total cash paid for acquisitions	$135.1	$94.4	$78.3

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

[1]
Of the total cash paid, $71.5, $29.5 and $5.9 for the years ended December 31, 2011, 2010 and 2009, respectively, are classified under the financing section of the Consolidated Statements of Cash Flows within acquisition-related payments. These transactions relate to increases in our ownership interests in our consolidated subsidiaries as well as deferred payments for acquisitions that closed on or after January 1, 2009. Of the total cash paid, $63.1, $61.9 and $72.4 for the years ended December 31, 2011, 2010 and 2009, respectively, are classified under the investing section of the Consolidated Statements of Cash Flows within acquisitions, including deferred payments, net of cash acquired. These transactions relate to initial payments for new transactions and deferred payments for acquisitions that closed prior to January 1, 2009.

[2]	Represents cash payments made that were either in excess of the contractual value or contingent upon the future employment of the former owners of acquired companies.

Note 6:  Supplementary Data
Valuation and Qualifying Accounts – Allowance for Uncollectible Accounts Receivable

	Years ended December 31,
	2011	2010	2009
Balance at beginning of period	$63.1	$66.0	$63.9
Charges to costs and expenses	10.4	10.7	19.3
Reversals to other accounts[1]	(0.5)	(0.4)	(2.8)
Deductions:
Dispositions	0.0	(0.5)	(0.2)
Uncollectible accounts written off	(16.3)	(11.8)	(16.5)
Foreign currency translation adjustment	(1.3)	(0.9)	2.3
Balance at end of period	$55.4	$63.1	$66.0

[1]	Amounts relate to allowance for doubtful accounts of acquired and newly consolidated companies, miscellaneous other amounts and reclassifications.

Furniture, Equipment and Leasehold Improvements, net

	December 31,
	2011	2010
Furniture and equipment	$881.5	$881.5
Leasehold improvements	593.0	605.4
Land and buildings	111.6	114.5
	1,586.1	1,601.4
Less: accumulated depreciation	(1,126.3)	(1,147.1)
Total furniture, equipment and leasehold improvements, net	$459.8	$454.3
The total depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $130.7, $129.0 and $150.6, respectively.

Accrued Liabilities
The following table presents the components of accrued liabilities.

	December 31,
	2011	2010
Salaries, benefits and related expenses	$520.6	$470.0
Office and related expenses	57.9	62.0
Acquisition obligations	43.7	63.5
Interest	40.3	41.5
Professional fees	25.3	24.6
Other	139.3	118.9
Total accrued liabilities	$827.1	$780.5

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

2004 Restatement Liabilities
As part of the 2004 Restatement, we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. As of December 31, 2011 and 2010, we had vendor discounts and credit liabilities of $55.5 and $82.5, respectively, related to the 2004 Restatement.

Share Repurchase Program
In February 2011, our Board of Directors (the “Board”) authorized a program to repurchase from time to time up to $300.0 of our common stock (the "2011 share repurchase program"). In August 2011, the Board authorized an increase in the amount available under our 2011 share repurchase program up to $450.0 of our common stock. We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and our other funding requirements. The share repurchase program has no expiration date.
Since the inception of our share repurchase program we have repurchased 41.7 shares that have settled through December 31, 2011, at an average price of $9.62 per share and an aggregate cost of $400.8, including fees.

Other Income, net
Results of operations include certain items which are not directly associated with our revenue-producing operations.

	Years ended December 31,
	2011	2010	2009
Gains on sales of businesses and investments	$125.9	$4.3	$10.2
Net loss on early extinguishment of debt	0.0	(0.1)	(25.1)
Vendor discounts and credit adjustments	19.4	12.7	24.4
Other income (expense), net	4.9	(4.0)	2.2
Total other income (expense), net	$150.2	$12.9	$11.7
Sales of Businesses and Investments – This item primarily includes realized gains and losses relating to the sales of businesses and investments, cumulative translation adjustment balances from the liquidation of entities and sales of marketable securities and investments in publicly traded and privately held companies in our Rabbi Trusts. During 2011, we received net proceeds of $133.5 from the sale of approximately half of our holdings in Facebook, Inc. (the "Facebook transaction"), a cost-method investment, and recorded a pre-tax gain of $132.2. Additionally, during 2011, we recognized a loss relating to the sale of a business in the domestic market within our IAN segment. During 2010, we recognized a gain relating to the sale of a business in the domestic market within our CMG segment, which was partially offset by a loss recognized relating to the sale of one our European businesses within our IAN segment. During 2009, we realized a gain relating to the sale of an investment in our Rabbi Trusts, which was partially offset by losses realized from the sale of various businesses.
Net Loss on Early Extinguishment of Debt – During 2009, we recorded a net charge of $25.1 primarily related to the settlement of our tender offers for certain outstanding debt securities.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.

Supplemental Cash Flow Information

	Years ended December 31,
	2011	2010	2009
Cash paid for interest	$138.9	$139.8	$138.6
Cash paid for income taxes, net of refunds [1]	102.0	87.3	57.3

[1]	Refunds of $25.4, $28.7 and $55.0 were received for the years ended December 31, 2011, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 7:  Intangible Assets
Goodwill
Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. The changes in the carrying value of goodwill for our segments, IAN and CMG, for the years ended December 31, 2011 and 2010 are listed below.

	IAN	CMG	Total [1]
Balance as of December 31, 2009	$2,844.7	$476.3	$3,321.0
Current year acquisitions	37.5	1.3	38.8
Contingent and deferred payments for prior acquisitions	34.4	0.7	35.1
Other [2]	(10.6)	(15.8)	(26.4)
Balance as of December 31, 2010	$2,906.0	$462.5	$3,368.5
Current year acquisitions	68.5	28.4	96.9
Contingent and deferred payments for prior acquisitions	0.8	0.0	0.8
Other [2]	(22.4)	0.5	(21.9)
Balance as of December 31, 2011	$2,952.9	$491.4	$3,444.3

[1]	For all periods presented we have not recorded a goodwill impairment charge.

[2]	Primarily includes foreign currency translation adjustments.
See Note 1 for information regarding our annual impairment methodology.

Other Intangible Assets
Other intangible assets are comprised of assets with indefinite lives not subject to amortization and assets with definite lives subject to amortization. Other intangible assets primarily consist of customer lists and trade names, which have definitive lives and are subject to amortization on a straight-line basis with estimated useful lives generally between 7 and 15 years. Amortization expense for other intangible assets for the years ended December 31, 2011, 2010 and 2009 was $20.2, $19.4 and $19.3, respectively. The following table provides a summary of other intangible assets, which are included in other assets on our Consolidated Balance Sheets.

	December 31,
	2011			2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	$165.9	$(81.7)	$84.2	$147.0	$(69.0)	$78.0
Trade names	52.9	(12.3)	40.6	45.1	(9.7)	35.4
Other	17.3	(7.8)	9.5	17.4	(7.7)	9.7
Total	$236.1	$(101.8)	$134.3	$209.5	$(86.4)	$123.1

The estimated annual amortization expense for other intangible assets for the next five years as of December 31, 2011 is listed below.

	2012	2013	2014	2015	2016
Estimated amortization expense	$26.9	$26.8	$24.3	$16.4	$5.5

Note 8:  Income Taxes
The components of income before income taxes, equity earnings and the impact of noncontrolling interests are listed below.

	Years ended December 31,
	2011	2010	2009
Domestic	$428.4	$216.2	$141.9
Foreign	310.0	234.4	90.5
Total	$738.4	$450.6	$232.4

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The provision for income taxes is listed below.

	Years ended December 31,
	2011	2010	2009
U.S. federal income taxes (including foreign withholding taxes):
Current	$0.9	$13.7	$(48.4)
Deferred	92.3	60.2	38.7
	93.2	73.9	(9.7)
State and local income taxes:
Current	12.3	16.8	(6.1)
Deferred	11.3	(0.1)	40.1
	23.6	16.7	34.0
Foreign income taxes:
Current	93.1	84.8	55.4
Deferred	(19.7)	(4.1)	10.4
	73.4	80.7	65.8
Total	$190.2	$171.3	$90.1

A reconciliation of the effective income tax rate before equity earnings and the impact of noncontrolling interests as reflected in the Consolidated Statements of Operations to the U.S. federal statutory income tax rate is listed below.

	Years ended December 31,
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Income tax provision at U.S. federal statutory rate	$258.4	$157.7	$81.3
State and local income taxes, net of federal income tax benefit	15.3	10.8	22.1
Impact of foreign operations, including withholding taxes	(21.9)	4.7	26.9
Change in net valuation allowance [1]	(32.9)	(2.4)	12.4
Worthless securities deduction	(23.0)	(2.5)	(2.3)
(Decreases) increases in unrecognized tax benefits, net	(2.7)	8.9	(55.6)
Stock based compensation	0.2	0.2	16.4
Other	(3.2)	(6.1)	(11.1)
Provision for income taxes	$190.2	$171.3	$90.1
Effective income tax rate on operations	25.8%	38.0%	38.8%

[1]	Reflects changes in valuation allowance that impacted the effective income tax rate for each year presented.

In 2011, our effective income tax rate of 25.8% was positively impacted primarily from the utilization of capital losses to offset nearly all of the $132.2 capital gain realized from the Facebook transaction.  The capital gain enabled us to use capital loss carryforwards, on which a 100% valuation allowance had been previously established, and capital losses attributable to worthless securities in a consolidated subsidiary. Additionally, our effective income tax rate was positively impacted by the recognition of previously unrecognized tax benefits as a result of the effective settlement of the 2007-2008 IRS audit cycle, a lower effective income tax rate on non-U.S. operations and the net reversal of valuation allowances, primarily in Europe. The effective income tax rate was negatively impacted by state and local taxes and losses in certain foreign locations where we receive no tax benefit due to 100% valuation allowances.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The components of deferred tax assets and liabilities are listed below.

	December 31,
	2011	2010
Postretirement/post-employment benefits	$42.4	$34.5
Deferred compensation	205.2	192.3
Pension costs	14.2	23.9
Basis differences in fixed assets	81.8	83.0
Rent	38.6	15.2
Interest	54.8	51.1
Accruals and reserves	55.6	42.0
Allowance for doubtful accounts	8.1	10.6
Basis differences in intangible assets	(330.1)	(263.3)
Investments in equity securities	30.8	5.3
Tax loss/tax credit carry forwards	478.1	621.5
Restructuring and other reorganization-related costs	2.0	2.7
Other	92.2	55.6
Total deferred tax assets, net	773.7	874.4
Valuation allowance	(489.9)	(508.1)
Net deferred tax assets	$283.8	$366.3
We evaluate the realizability of our deferred tax assets on a quarterly basis. A valuation allowance is established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In circumstances where there is negative evidence, establishment of a valuation allowance is considered. We believe that cumulative losses in the most recent three-year period represent significant negative evidence, and as a result, we determined that certain of our deferred tax assets required the establishment of a valuation allowance. The realization of our deferred tax assets is primarily dependent on future earnings. The amount of the deferred tax assets considered realizable could be reduced in the near future if estimates of future taxable income are lower than anticipated. The deferred tax assets for which an allowance was recognized relate primarily to tax credit carryforwards, state and foreign tax loss carryforwards and in 2010, U.S. capital loss carryforwards.

The change in the valuation allowance is listed below.

	Years ended December 31,
	2011	2010	2009
Balance at beginning of period	$508.1	$425.5	$379.5
(Reversed) charged to costs and expenses	(25.1)	92.3	24.7
Charged (reversed) to gross tax assets and other accounts	6.9	(9.7)	21.3
Balance at end of period	$489.9	$508.1	$425.5
In 2011, amounts reversed to costs and expenses relate primarily to the utilization of capital loss carryforwards on which a 100% valuation allowance had been previously established, the expiration of foreign tax credits on which a 100% valuation allowance had been established and the net reversal of valuation allowance based on positive evidence in the form of a sustained pattern of profitability; These reversals were partially offset by the establishment of an additional deferred tax asset and a corresponding valuation allowance for a Luxembourg tax loss carryforward.
In 2010, amounts charged to costs and expenses primarily relate to the establishment of a deferred tax asset and a corresponding valuation allowance for a Luxembourg tax loss carryforward, which were first available for effective utilization in 2011. This resulted from restructuring due to a tax law change in Luxembourg. Amounts reversed to gross tax assets and other accounts relate primarily to the effect of foreign currency translation.
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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

As of December 31, 2011, there are $32.9 of tax credit carryforwards that expire in 2013. There are also $1,413.5 of loss carryforwards, of which $58.4 are U.S. tax loss carryforwards that expire in the years 2029 through 2030. The remaining $1,355.1 are non-U.S. tax loss carryforwards, of which $1,094.3 have unlimited carryforward periods and $260.8 have expiration periods from 2012 through 2030.
As of December 31, 2011 and 2010, we had $1,766.7 and $1,547.1, respectively, of undistributed earnings attributable to foreign subsidiaries. It is our intention to permanently reinvest undistributed earnings of our foreign subsidiaries. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are permanently reinvested outside the U.S. It is not practicable to determine the amount of unrecognized deferred tax liability associated with these temporary differences.

The table below summarizes the activity related to our unrecognized tax benefits.

	December 31,
	2011	2010	2009
Balance at beginning of period	$146.7	$160.5	$174.9
Increases as a result of tax positions taken during a prior year	5.3	4.6	7.8
Decreases as a result of tax positions taken during a prior year	(18.1)	(28.1)	(50.9)
Settlements with taxing authorities	(5.0)	(10.2)	0.0
Lapse of statutes of limitation	(0.2)	(0.6)	(5.0)
Increases as a result of tax positions taken during the current year	32.3	20.5	33.7
Balance at end of period	$161.0	$146.7	$160.5
Included in the total amount of unrecognized tax benefits of $161.0 as of December 31, 2011, is $160.1 of tax benefits that, if recognized, would impact the effective income tax rate. The total amount of accrued interest and penalties as of December 31, 2011 and 2010 is $12.1 and $11.9, respectively, of which a detriment of $0.2 and a benefit of $5.0 is included in the 2011 and 2010 Consolidated Statements of Operations, respectively. In accordance with our accounting policy, interest and penalties accrued on unrecognized tax benefits are classified as income taxes in the Consolidated Statements of Operations.
In 2011, we effectively settled the 2007-2008 IRS audit cycle. The settlement resulted in no cash payment and our effective income tax rate was positively impacted by the recognition of previously unrecognized tax benefits.
We have various tax years under examination by tax authorities in various countries and in various states, such as New York, in which we have significant business operations. It is not yet known whether these examinations will, in the aggregate, result in our paying additional taxes. We believe our tax reserves are adequate in relation to the potential for additional assessments in each of the jurisdictions in which we are subject to taxation. We regularly assess the likelihood of additional tax assessments in those jurisdictions and, if necessary, adjust our reserves as additional information or events require.
With respect to all tax years open to examination by U.S. federal, various state and local, and non-U.S. tax authorities, we currently anticipate that total unrecognized tax benefits will decrease by an amount between $5.0 and $15.0 in the next twelve months, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations. This net decrease is related to various items of income and expense, primarily attributable to transfer pricing adjustments.
We are effectively settled with respect to U.S. federal income tax audits for years prior to 2009. With limited exceptions, we are no longer subject to state and local income tax audits for years prior to 1999, or non-U.S. income tax audits for years prior to 2004.

Note 9:  Accumulated Other Comprehensive Loss, net of tax
The components of accumulated other comprehensive loss, net of tax are listed below.

	December 31,
	2011	2010	2009
Foreign currency translation adjustment	$(140.9)	$(51.3)	$(85.3)
Unrecognized losses, transition obligation and prior service cost	(85.0)	(67.7)	(90.9)
Net unrealized holding gains (losses) on securities	0.2	0.0	(0.4)
Accumulated other comprehensive loss, net of tax	$(225.7)	$(119.0)	$(176.6)

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 10:  Incentive Compensation Plans
2009 Performance Incentive Plan
We issue stock and cash-based incentive awards to our employees under a plan established by the Compensation and Leadership Talent Committee of the Board of Directors (the “Compensation Committee”) and approved by our shareholders. In May 2009, our shareholders approved the 2009 Performance Incentive Plan (the “2009 PIP”), which replaced previous incentive plans. The number of shares of common stock initially available for granting new stock options and stock appreciation rights under the 2009 PIP was 8.1. The number of shares of common stock initially available for performance-based awards and other stock-based awards under the 2009 PIP was 26.5. Subject to the terms of the 2009 PIP, there are limits on the number of shares that may be awarded to any one participant for each type of award. The vesting period of awards granted is generally commensurate with the requisite service period. We generally issue new shares to satisfy the exercise of stock options or the distribution of other stock-based awards.
Additionally, under the 2009 PIP, we are able to grant performance cash awards. The performance cash awards are granted to certain employees who otherwise would have been eligible to receive performance-based stock awards. These awards have a service period vesting condition and a performance vesting condition. The amount of the performance cash award received by an employee with a performance vesting condition can range from 0% to 200% of the target amount of the original grant value. Performance cash awards generally vest in three years. A committee of the Board of Directors may grant performance cash awards to any eligible employee; however, no employee can receive more than $6.0 during a performance period. Performance cash awards may be settled in shares on the vest date. The number of shares to be settled on the vesting date will be calculated as the cash value adjusted for performance divided by our stock price on the vesting date.
The amount of stock-based compensation expense as reflected in salaries and related expenses in our Consolidated Statement of Operations, and the related tax benefit are listed below.

	Years ended December 31,
	2011	2010	2009
Stock options	$6.7	$7.4	$10.2
Stock-settled awards	21.9	32.7	34.2
Cash-settled awards	5.7	10.9	9.3
Performance-based awards	23.3	11.0	6.4
Employee stock purchase plan	0.7	0.5	0.7
Other [1]	4.1	4.3	1.5
Stock-based compensation expense	$62.4	$66.8	$62.3
Tax benefit	$22.1	$22.1	$21.5

1	Represents charges recorded for severance expense related to stock-based compensation awards.

Stock Options
Stock options are granted with the exercise price equal to the fair market value of our common stock on the grant date. They are generally exercisable between two and four years from the grant date and expire ten years from the grant date (or earlier in the case of certain terminations of employment).

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables are a summary of stock option activity during 2011.

	Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of January 1, 2011	22.2	$14.43
Granted	0.8	12.48
Exercised	(1.3)	9.61
Cancelled/expired	(3.0)	31.19
Forfeited	(0.6)	5.73
Stock options outstanding as of December 31, 2011	18.1	12.10	4.4	$20.7
Stock options vested and expected to vest as of December 31, 2011	17.2	12.37	4.3	$17.8
Stock options exercisable as of December 31, 2011	13.1	14.16	3.2	$3.3

	Options	Weighted- Average Grant Date Fair Value (per option)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Non-vested as of January 1, 2011	6.5	$3.38
Granted	0.8	4.57
Vested	(1.7)	4.27
Forfeited	(0.6)	3.11
Non-vested as of December 31, 2011	5.0	3.31	7.5	$17.5
There were 1.3 and 0.5 stock options exercised in 2011 and 2010, respectively, and there were no stock options exercised in 2009. The total intrinsic value of stock options exercised during 2011 and 2010 was $3.2 and $0.6, respectively. The cash received from the stock options exercised in 2011 and 2010 was $13.3 and $4.8, respectively. As of December 31, 2011, there was $7.1 of total unrecognized compensation expense related to non-vested stock options granted, which is expected to be recognized over a weighted-average period of 1.4 years.
We use the Black-Scholes option-pricing model to estimate the fair value of options granted, which requires the input of subjective assumptions including the option’s expected term and the price volatility of the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and our results of operations could be materially impacted. The weighted-average grant-date fair value per option during the years ended December 31, 2011, 2010 and 2009 was $4.57, $3.88 and $2.69, respectively.

The fair value of each option grant has been estimated with the following weighted-average assumptions.

	Years ended December 31,
	2011	2010	2009
Expected volatility [1]	39.9%	42.2%	68.3%
Expected term (years) [2]	6.7	6.5	6.8
Risk free interest rate [3]	2.8%	3.0%	2.5%
Expected dividend yield [4]	1.9%	0.0%	0.0%

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

4
The expected dividend yield is calculated based on an annualized dividend of $0.24 per share. No dividend yield was assumed in 2010 and 2009 because we did not pay cash dividends on our common stock during those years.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Stock-Based Compensation
We grant other stock-based compensation awards such as stock-settled awards, cash-settled awards and performance-based awards (settled in cash or shares) to certain key employees. The number of shares or units received by an employee for performance-based awards depends on Company performance against specific performance targets and could range from 0% to 200% of the target amount of shares originally granted. Incentive awards are subject to certain restrictions and vesting requirements as determined by the Compensation Committee. The fair value of the shares on the grant date is amortized over the vesting period, which is generally three years. Upon completion of the vesting period for cash-settled awards, the grantee is entitled to receive a payment in cash based on the fair market value of the corresponding number of shares of common stock. No monetary consideration is paid by a recipient for any incentive award. The fair value of cash-settled awards is adjusted each quarter based on our share price. The holders of stock-settled awards have absolute ownership interest in the underlying shares of common stock prior to vesting, which includes the right to vote and receive dividends. Dividends declared on common stock are accrued during the vesting period and paid when the award vests. The holders of cash-settled and performance-based awards have no ownership interest in the underlying shares of common stock until the awards vest and the shares of common stock are issued.
Stock-based compensation awards expected to be settled in cash have been classified as liabilities in the Consolidated Balance Sheets as of December 31, 2011 and 2010.

	Years ended December 31,
	2011	2010	2009
Stock-Settled Awards:
Awards granted	0.8	3.7	7.8
Weighted-average grant-date fair value (per award)	$11.94	$8.47	$4.21
Total fair value of vested awards distributed	$63.1	$36.4	$23.8
Cash-Settled Awards:
Awards granted	0.0	0.6	1.4
Weighted-average grant-date fair value (per award)	$8.96	$8.50	$4.43
Total fair value of vested awards distributed	$10.4	$4.8	$7.5
Performance-Based Awards:
Awards granted	1.8	0.1	1.7
Weighted-average grant-date fair value (per award)	$11.58	$11.02	$6.25
Total fair value of vested awards distributed	$30.8	$4.6	$29.4

In conjunction with common stock dividends declared in 2011, we accrued dividends of $2.5 on non-vested stock-settled awards and paid $0.3 for stock-settled awards that vested during 2011.

A summary of the activity of our non-vested stock-settled awards, cash-settled awards, and performance-based awards during 2011 is presented below (performance-based awards are shown at 100% of the shares originally granted).

	Stock-Settled Awards		Cash-Settled Awards		Performance-Based Awards
	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)	Awards	Weighted- Average Grant-Date Fair Value (per award)
Non-vested as of January 1, 2011	15.0	$6.96	2.7	$7.14	3.6	$8.38
Granted	0.8	11.94	0.0	8.96	1.8	11.58
Vested	(5.3)	8.82	(0.8)	9.76	(2.5)	9.33
Forfeited	(1.3)	6.41	(0.3)	7.30	(0.9)	9.72
Non-vested as of December 31, 2011	9.2	6.41	1.6	5.85	2.0	10.84
Total unrecognized compensation expense remaining	$14.9		$3.7		$12.8
Weighted-average years expected to be recognized over	0.8		0.7		1.9

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

During 2011 and 2010, additional performance cash awards with a total target value of $31.9 and $19.0, respectively, were awarded under the 2009 PIP and will be settled in shares upon vesting, which is three years from the grant date. As of December 31, 2011, there was $34.5 of total unrecognized compensation expense related to these awards, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
In conjunction with our annual grant of long-term incentive compensation awards, we reviewed our estimates and assumptions in 2011, which resulted in a decrease to our estimated forfeiture rate, as our review of our actual forfeitures indicated a lower level of forfeitures than previously assumed.

2009 Restricted Cash Plan
In March 2009, the Compensation Committee approved the Interpublic Restricted Cash Plan (the “Cash Plan”). Under the Cash Plan, the Board, the Compensation Committee or the Plan Administrator may grant cash awards to certain employees eligible to receive stock-settled and cash-settled awards. Cash awards, when granted, have a service period vesting condition and generally vest in three years.

Cash Awards
During the years ended December 31, 2011, 2010 and 2009, the Compensation Committee granted cash awards under the Cash Plan with a total target value of $4.2, $31.6 and $28.4, respectively, and we recognized $16.6, $12.8 and $4.5, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
During the years ended December 31, 2011, 2010 and 2009, the Compensation Committee granted performance awards to be settled in cash under the 2009 PIP with a total target value of $39.3, $18.5, and $31.7, respectively, and we recognized $22.0, $11.4 and $3.9, respectively, in salaries and related expenses in our Consolidated Statements of Operations.
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

Employee Stock Purchase Plans
The Interpublic Group of Companies Employee Stock Purchase Plan (the “ESPP Plan”) became active April 1, 2007. Under the ESPP Plan, eligible employees may purchase our common stock through payroll deductions not exceeding 10% of their eligible compensation or 900 (actual number) shares each offering period. The price an employee pays for a share of common stock under the ESPP Plan is 90% of the lesser of the average market price of a share on the first business day of the offering period or the average market price of a share on the last business day of the offering period of three months. An aggregate of 15.0 shares are reserved for issuance under the ESPP Plan, of which 2.0 shares have been issued through December 31, 2011.

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
There were no changes to our valuation techniques used to measure the fair value of assets and liabilities on a recurring basis during 2011 as compared to the prior year.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 31, 2011				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,596.5	$0.0	$0.0	$1,596.5	Cash and cash equivalents
Short-term marketable securities	12.9	0.0	0.0	12.9	Marketable securities
Long-term investments	1.3	9.0	0.0	10.3	Other assets
Total	$1,610.7	$9.0	$0.0	$1,619.7

As a percentage of total assets	12.5%	0.1%	0.0%	12.6%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$58.9	$58.9

	December 31, 2010				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,744.4	$0.0	$0.0	$1,744.4	Cash and cash equivalents
Short-term marketable securities	13.7	0.0	0.0	13.7	Marketable securities
Long-term investments	1.3	13.8	0.0	15.1	Other assets
Total	$1,759.4	$13.8	$0.0	$1,773.2

As a percentage of total assets	13.5%	0.1%	0.0%	13.6%

Liabilities
Mandatorily redeemable noncontrolling interests [1]	$0.0	$0.0	$52.0	$52.0

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

	Years ended December 31,
	2011	2010
	Liabilities	Assets	Liabilities
	Mandatorily redeemable noncontrolling interests	Foreign currency derivatives	Mandatorily redeemable noncontrolling interests
Balance at beginning of period	$52.0	$0.6	$47.8
Level 3 additions	28.1	0.0	2.7
Level 3 reductions	(28.0)	0.0	(2.9)
Realized losses included in net income	(6.7)	(0.6)	(4.4)
Foreign currency translation	0.1	0.0	0.0
Balance at end of period	$58.9	$0.0	$52.0
Level 3 additions relate to unconditional obligations to purchase additional equity interests in previous acquisitions for cash in future periods. Level 3 reductions primarily consist of cash payments made related to unconditional obligations to purchase additional equity interests in previous acquisitions, which are classified within the financing section of the Consolidated Statements of Cash Flows. Realized losses included in net income for mandatorily redeemable noncontrolling interests and foreign currency derivatives are reported as a component of interest expense and other income, net, respectively, in the Consolidated Statements of Operations.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Gross unrealized and realized gains and losses for our long-term investments and short-term marketable securities are listed below.

	Years ended December 31,
	2011	2010	2009
Reported in comprehensive income
Unrealized gains	$0.3	$0.5	$0.9
Unrealized losses	0.4	0.0	0.5
Reported in other income, net
Realized gains	$0.0	$0.2	$1.0
Realized losses	0.3	0.0	0.6

Note 12:  Employee Benefits
Pension and Postretirement Benefit Plans
We have a defined benefit pension plan (the “Domestic Pension Plan”) that consists of approximately 4,200 participants and has been closed to new participants. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Pension Plan in the U.K. is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets.
Some of our domestic and foreign subsidiaries provide postretirement health benefits and life insurance to eligible employees and, in certain cases, their dependents. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. This plan consists of approximately 2,600 participants, is closed to new participants and is unfunded.
Differences between the aggregate income statement and balance sheet amounts listed in the tables below and the totals reported in our Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity and Comprehensive Income relate to non-material foreign pension and postretirement benefit plans.

Pension and Postretirement Benefit Obligation
The change in the benefit obligation, the change in plan assets, the funded status and amounts recognized for the domestic pension plan, the significant foreign pension plans and the domestic postretirement benefit plan are listed below.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan

December 31,	2011	2010	2011	2010	2011	2010
Benefit Obligation
Projected benefit obligation as of January 1	$130.9	$139.6	$431.1	$464.0	$51.8	$55.1
Service cost	0.0	0.0	9.6	9.7	0.2	0.3
Interest cost	6.8	7.3	23.3	22.8	2.7	2.8
Benefits paid	(11.9)	(16.6)	(21.2)	(21.1)	(6.2)	(7.0)
Plan participant contributions	0.0	0.0	0.7	0.7	1.4	1.5
Actuarial losses (gains)	3.2	0.6	13.5	(2.3)	0.9	(0.9)
Curtailments and settlements	0.0	0.0	(5.8)	(12.2)	0.0	0.0
Foreign currency effect	0.0	0.0	4.9	(15.1)	0.0	0.0
Other	0.0	0.0	0.5	(15.4)	0.0	0.0

Projected benefit obligation as of December 31	$129.0	$130.9	$456.6	$431.1	$50.8	$51.8

Fair Value of Plan Assets
Fair value of plan assets as of January 1	$95.3	$91.1	$312.1	$300.2	$0.0	$0.0
Actual return on plan assets	9.7	11.2	9.0	28.3	0.0	0.0
Employer contributions	14.1	9.6	65.0	28.1	4.8	5.5
Plan participant contributions	0.0	0.0	0.7	0.7	1.4	1.5
Benefits paid	(11.9)	(16.6)	(21.2)	(21.1)	(6.2)	(7.0)
Settlements	0.0	0.0	(5.8)	(12.2)	0.0	0.0
Foreign currency effect	0.0	0.0	3.8	(7.4)	0.0	0.0
Other	0.0	0.0	0.0	(4.5)	0.0	0.0
						0.0
Fair value of plan assets as of December 31	$107.2	$95.3	$363.6	$312.1	$0.0	$0.0

Funded status of the plans at December 31	$(21.8)	$(35.6)	$(93.0)	$(119.0)	$(50.8)	$(51.8)

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
December 31,	2011	2010	2011	2010	2011	2010
Amounts recognized in Consolidated Balance Sheets
Non-current asset	$0.0	$0.0	$19.6	$8.1	$0.0	$0.0
Current liability	0.0	0.0	(8.1)	(9.3)	(4.9)	(4.5)
Non-current liability	(21.8)	(35.6)	(104.5)	(117.8)	(45.9)	(47.3)

Net liability recognized	$(21.8)	$(35.6)	$(93.0)	$(119.0)	$(50.8)	$(51.8)

Accumulated benefit obligation	$129.0	$130.9	$432.8	$408.8

Amounts recognized in Accumulated Other Comprehensive Loss, net
Net actuarial loss	$49.9	$55.5	$55.2	$32.3	$6.7	$5.7
Prior service cost (credit)	0.0	0.1	1.9	1.6	(0.3)	(0.4)
Transition obligation	0.0	0.0	0.0	0.0	0.1	0.3

Total amount recognized	$49.9	$55.6	$57.1	$33.9	$6.5	$5.6
In 2012, we estimate that we will recognize $6.1, $1.0 and $0.2 of net actuarial losses from accumulated other comprehensive loss, net to net periodic cost related to our domestic pension plan, significant foreign pension plans and domestic postretirement benefit plan, respectively.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

	Domestic Pension Plan		Foreign Pension Plans
December 31,	2011	2010	2011	2010
Pension plans with underfunded or unfunded accumulated benefit obligation
Aggregate projected benefit obligation	$129.0	$130.9	$132.6	$411.5
Aggregate accumulated benefit obligation	129.0	130.9	127.0	394.4
Aggregate fair value of plan assets	107.2	95.3	20.2	285.7

Net Periodic Cost
The components of net periodic benefit cost and key assumptions are listed below.

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$0.0	$0.0	$0.0	$9.6	$9.7	$11.7	$0.2	$0.3	$0.4
Interest cost	6.8	7.3	8.0	23.3	22.8	23.2	2.7	2.8	3.1
Expected return on plan assets	(7.5)	(7.0)	(7.4)	(19.0)	(17.0)	(13.7)	0.0	0.0	0.0
Curtailment and settlement losses	0.0	0.0	0.0	0.0	1.4	2.5	0.0	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.0	0.0	0.1	0.2	0.1
Prior service cost (credit)	0.0	0.0	0.1	0.2	0.2	0.2	(0.1)	(0.1)	(0.1)
Unrecognized actuarial losses	6.6	8.6	9.8	0.7	1.9	2.3	0.0	0.0	0.0
Net periodic cost	$5.9	$8.9	$10.5	$14.8	$19.0	$26.2	$2.9	$3.2	$3.5

Assumptions

	Domestic Pension Plan			Foreign Pension Plans			Domestic Postretirement Benefit Plan
Years ended December 31,	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net periodic cost
Discount rate	5.50%	5.51%	6.01%	5.45%	5.50%	5.54%	5.50%	5.50%	6.00%
Rate of compensation increase	N/A	N/A	N/A	4.37%	4.43%	4.41%	N/A	N/A	N/A
Expected return on plan assets	7.50%	7.49%	8.16%	5.88%	5.84%	5.05%	N/A	N/A	N/A
Benefit obligation
Discount rate	5.00%	5.50%	5.53%	5.00%	5.45%	5.51%	5.00%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A	3.66%	4.34%	4.43%	N/A	N/A	N/A
Health care cost trend rate assumed for next year
Initial rate (weighted-average)							8.00%	8.50%	8.00%
Year ultimate rate is reached							2016	2017	2015
Ultimate rate							5.50%	5.50%	5.50%
Discount Rates – At December 31, 2011 and 2010, we determined our discount rates for our domestic pension plan, foreign pension plans and domestic postretirement benefit plan based on on either a bond selection/settlement approach or bond-yield curve approach. At December 31, 2009, we determined our discount rates for our domestic pension plan, foreign pension plans and domestic postretirement benefit plan based on a bond-yield curve approach. Using the bond selection/settlement approach, we determine the discount rate by selecting a portfolio of corporate bonds appropriate to provide for the projected benefit payments. Using the bond-yield curve approach, we determine the discount rate by matching the plans' cash flows to spot rates developed from a yield curve. Both approaches utilize high quality AA-rated corporate bonds and the plans' projected cash flows to develop a discounted value of the benefit payments, which is then used to develop a single discount rate. In countries where markets for high-quality long-term AA corporate bonds are not well developed, a portfolio of long-term government bonds is used as a basis to develop hypothetical corporate bond yields, which serve as a basis to derive the discount rate.

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

Fair Value of Pension Plan Assets
The following table presents the fair value of our domestic and foreign pension plans' assets as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. See Note 11 for a description of the fair value hierarchy.

	December 31, 2011				December 31, 2010
Asset Class	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investment funds	$18.4	$307.1	$43.8	$369.3	$19.5	$289.1	$53.9	$362.5
Insurance contracts	0.0	24.8	0.0	24.8	0.0	25.1	0.0	25.1
Limited partnerships	0.0	0.0	41.1	41.1	0.0	0.0	3.2	3.2
Other	31.1	4.4	0.1	35.6	13.3	3.2	0.1	16.6
Total	$49.5	$336.3	$85.0	$470.8	$32.8	$317.4	$57.2	$407.4
Investment funds include mutual funds, common/collective trusts, hedge funds and other commingled assets that are invested primarily in equity and fixed income securities. Mutual funds, which are publicly traded, are primarily valued using recently reported sales prices. Investment funds, which are not publicly traded, are valued based on the net asset value of shares held by the plan at year end, which reflects the fair value of the underlying investments. Insurance contracts are valued based on the cash surrender value of the contract. Limited partnerships are invested primarily in equity and fixed income securities. Other investments primarily include cash and cash equivalents, equity securities and fixed income securities such as government and investment-grade corporate bonds.
The following table presents additional information about our domestic and foreign pension plans' assets for which we utilize Level 3 inputs to determine fair value.

	Year ended December 31, 2011				Year ended December 31, 2010
	Investment Funds	Limited Partnership	Other	Total	Investment Funds	Limited Partnership	Other	Total
Balance at beginning of period	$53.9	$3.2	$0.1	$57.2	$38.6	$4.7	$0.5	$43.8
Actual return on assets:
Assets sold during the year	0.1	0.0	0.0	0.1	(0.4)	(0.2)	0.0	(0.6)
Assets still held at year end	(0.6)	(1.2)	0.0	(1.8)	6.5	0.2	0.0	6.7
Net purchases, sales and settlements	(9.6)	39.1	0.0	29.5	3.0	(1.5)	0.0	1.5
Transfers in/out of Level 3	0.0	0.0	0.0	0.0	6.2	0.0	(0.4)	5.8
Balance at end of period	$43.8	$41.1	$0.1	$85.0	$53.9	$3.2	$0.1	$57.2

Asset Allocation
The primary investment goal for our plans’ assets is to maximize total asset returns while ensuring the plans’ assets are available to fund the plans’ liabilities as they become due. The plans’ assets in aggregate and at the individual portfolio level are invested so that total portfolio risk exposure and risk-adjusted returns best achieve this objective. The aggregate amount of our own stock held as investment for our domestic and foreign pension funds is considered negligible relative to the total fund assets. As of December 31, 2011, the weighted-average target and actual asset allocations relating to our domestic and foreign pension plans' assets are listed below.

		December 31,
Asset Class	2012 Target Allocation	2011	2010
Equity securities	25%	20%	26%
Fixed income securities	47%	47%	47%
Other	28%	33%	27%
Total	100%	100%	100%

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Cash Flows
During 2011, we contributed $14.1 and $65.0 to our domestic and foreign pension plans, respectively. For 2012, we expect to contribute $5.6 and $15.7 to our domestic and foreign pension plans, respectively.
The following estimated future benefit payments, which reflect future service, as appropriate, are expected to be paid in the years indicated below.

Years	Domestic Pension Plan	Foreign Pension Plans	Domestic Postretirement Benefit Plan
2012	$11.0	$21.8	$5.4
2013	10.9	24.2	5.4
2014	10.6	24.8	5.3
2015	9.9	25.8	5.1
2016	10.3	26.7	5.0
2017 - 2021	44.4	153.7	21.7

The estimated future payments for our domestic postretirement benefit plan is before any estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The following federal subsidies are expected to be received in the years indicated below.

Years	Domestic Postretirement Benefit Plan
2012	$0.5
2013	0.6
2014	0.6
2015	0.5
2016	0.5
2017 - 2021	1.4

Savings Plans
We sponsor defined contribution plans (the “Savings Plans”) that cover substantially all domestic employees. The Savings Plans permit participants to make contributions on a pre-tax and/or after-tax basis and allow participants to choose among various investment alternatives. We match a portion of participant contributions based upon their years of service. Amounts expensed for the Savings Plans for 2011, 2010 and 2009 were $35.4, $34.3 and $35.1, respectively. Expense includes a discretionary Company contribution of $3.7, $3.6 and $3.8 offset by participant forfeitures of $2.6, $2.4 and $2.7 in 2011, 2010 and 2009, respectively. In addition, we maintain defined contribution plans in various foreign countries and contributed $30.8, $26.2 and $25.0 to these plans in 2011, 2010 and 2009, respectively.

Deferred Compensation and Benefit Arrangements
We have deferred compensation arrangements which (i) permit certain of our key officers and employees to defer a portion of their salary or incentive compensation, or (ii) require us to contribute an amount to the participant’s account. The arrangements typically provide that the participant will receive the amounts deferred plus interest upon attaining certain conditions, such as completing a certain number of years of service or upon retirement or termination. As of December 31, 2011 and 2010, the deferred compensation liability balance was $96.0 and $104.2, respectively. Amounts expensed for deferred compensation arrangements in 2011, 2010 and 2009 were $7.6, $14.1 and $11.6, respectively.
We have deferred benefit arrangements with certain key officers and employees that provide participants with an annual payment, payable when the participant attains a certain age and after the participant’s employment has terminated. The deferred benefit liability was $178.3 and $177.1 as of December 31, 2011 and 2010, respectively. Amounts expensed for deferred benefit arrangements in 2011, 2010 and 2009 were $14.8, $12.9 and $12.0, respectively.
We have purchased life insurance policies on participants’ lives to assist in the funding of the related deferred compensation and deferred benefit liabilities. As of December 31, 2011 and 2010, the cash surrender value of these policies was $144.9 and $123.2, respectively. In addition to the life insurance policies, certain investments are held for the purpose of paying the deferred compensation and deferred benefit liabilities. These investments, along with the life insurance policies, are held in a separate

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

revocable trust for the purpose of paying the deferred compensation and the deferred benefit arrangement liabilities. As of December 31, 2011 and 2010, the value of such investments in the trust was $13.8 and $16.5, respectively. The short-term investments are included in cash and cash equivalents, and the long-term investments and cash surrender value of the policies are included in other assets.

Long-Term Disability Plan
We have a long-term disability plan which provides income replacement benefits to eligible participants who are unable to perform their job duties during the first 24 months of disability. Income replacement benefits are continued thereafter if the participant is unable to perform any job related to his or her education, training or experience. As all income replacement benefits are fully insured, no related obligation is required as of December 31, 2011 and 2010. In addition to income replacement benefits, plan participants may remain covered for certain health and life insurance benefits up to age 65 and as such, we have recorded an obligation of $9.3 and $10.2 as of December 31, 2011 and 2010, respectively.

Note 13:  Segment Information
As of December 31, 2011, we have two reportable segments, which are IAN and CMG. IAN is comprised of McCann Worldgroup, Draftfcb, Lowe & Partners, Mediabrands and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group.
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
Certain corporate and other charges are reported as a separate line item within total segment operating income and include corporate office expenses, shared service center expenses and certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentive awards, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services, which are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of these expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Summarized financial information concerning our reportable segments is shown in the following table.

	Years ended December 31,
	2011	2010	2009
Revenue:
IAN	$5,891.8	$5,468.4	$5,061.7
CMG	1,122.8	1,038.9	945.7
Total	$7,014.6	$6,507.3	$6,007.4

Segment operating income:
IAN	$728.8	$617.6	$423.4
CMG	101.4	80.3	73.1
Corporate and other	(142.0)	(145.3)	(150.6)
Total	688.2	552.6	345.9

Restructuring and other reorganization-related charges, net	(1.0)	(3.9)	(4.6)
Interest expense	(136.8)	(139.7)	(155.6)
Interest income	37.8	28.7	35.0
Other income, net	150.2	12.9	11.7
Income before income taxes	$738.4	$450.6	$232.4

Depreciation and amortization of fixed assets and intangible assets:
IAN	$125.7	$116.7	$131.6
CMG	12.8	14.2	15.0
Corporate and other	12.4	17.5	23.3
Total	$150.9	$148.4	$169.9

Capital expenditures:
IAN	$94.1	$83.5	$50.0
CMG	16.9	6.9	5.7
Corporate and other	29.3	5.9	11.4
Total	$140.3	$96.3	$67.1

	December 31,
	2011	2010
Total assets:
IAN	$10,589.2	$10,481.7
CMG	1,019.9	930.5
Corporate and other	1,267.5	1,658.6
Total	$12,876.6	$13,070.8

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Revenue and long-lived assets, excluding intangible assets, are presented by major geographic area in the following table.

	Revenue			Long-Lived Assets
	Years ended December 31,			December 31,
	2011	2010	2009	2011	2010
Domestic	$3,887.7	$3,709.9	$3,372.3	$477.2	$480.6
International:
United Kingdom	539.4	469.6	458.5	65.2	47.4
Continental Europe	908.9	863.2	922.2	72.1	85.2
Asia Pacific	741.7	639.8	575.4	78.4	82.1
Latin America	444.4	363.3	287.1	69.1	57.8
Other	492.5	461.5	391.9	34.5	38.4
Total international	3,126.9	2,797.4	2,635.1	319.3	310.9
Total consolidated	$7,014.6	$6,507.3	$6,007.4	$796.5	$791.5
Revenue is primarily attributed to geographic areas based on where the services are performed. Furniture, equipment and leasehold improvements are allocated based upon physical location. Other assets and investments are allocated based on the location of the related operations.

Note 14:  Commitments and Contingencies
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

	Years ended December 31,
	2011	2010	2009
Gross rent expense	$369.5	$365.2	$391.5
Third-party sublease rental income	(19.4)	(20.0)	(26.8)
Net rent expense	$350.1	$345.2	$364.7

Cash amounts for future minimum lease commitments for office premises and equipment under non-cancelable leases, along with minimum sublease rental income to be received under non-cancelable subleases, are listed in the table below.

Period	Rent Obligations	Sublease Rental Income	Net Rent
2012	$313.1	$(26.9)	$286.2
2013	277.1	(26.0)	251.1
2014	224.0	(13.9)	210.1
2015	186.5	(6.1)	180.4
2016	147.1	(1.4)	145.7
Thereafter	487.9	(0.8)	487.1
Total	$1,635.7	$(75.1)	$1,560.6

Guarantees
We have guaranteed certain obligations of our subsidiaries relating principally to credit facilities, certain media payables and operating leases of certain subsidiaries. The amount of parent company guarantees on lease obligations was $385.1 and $376.8 as of December 31, 2011 and 2010, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $327.5 and $395.0 as of December 31, 2011 and 2010, respectively. In the event of non-payment by the applicable subsidiary of the obligations covered by a guarantee, we would be obligated to pay the amounts covered by that guarantee. As of December 31, 2011, there are no material assets pledged as security for such parent company guarantees.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Contingent Acquisition Obligations
The following table details the estimated future contingent acquisition obligations payable in cash as of December 31, 2011.

	2012	2013	2014	2015	2016	Thereafter	Total
Deferred acquisition payments	$40.7	$13.6	$14.5	$5.9	$29.3	$16.6	$120.6
Redeemable noncontrolling interests and call options with affiliates [1]	15.6	53.4	22.8	26.5	4.0	6.7	129.0
Total contingent acquisition payments	56.3	67.0	37.3	32.4	33.3	23.3	249.6
Less: cash compensation expense included above	3.6	0.3	0.2	0.2	0.0	0.0	4.3
Total	$52.7	$66.7	$37.1	$32.2	$33.3	$23.3	$245.3

[1]
We have entered into certain acquisitions that contain both redeemable noncontrolling interests and call options with similar terms and conditions. In such instances, we have included the related estimated contingent acquisition obligation in the period when the earliest related option is exercisable. We have certain redeemable noncontrolling interests that are exercisable at the discretion of the noncontrolling equity owners as of December 31, 2011. These estimated acquisition payments of $4.6 have been included within the total payments expected to be made in 2012 in the table. If not made in 2012, they will continue to carry forward into 2013 or beyond until they are exercised or expire. Redeemable noncontrolling interests are included in the table at current exercise price payable in cash, not at applicable redemption value in accordance with the authoritative guidance for classification and measurement of redeemable securities.

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

Legal Matters
We are involved in various legal proceedings, and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of business.  We evaluate all cases each reporting period and record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount, or potential range, of loss can be reasonably estimated. In certain cases, we cannot reasonably estimate the potential loss because, for example, the litigation is in its early stages. While any outcome related to litigation or such governmental proceedings in which we are involved cannot be predicted with certainty, management believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Note 15:  Recent Accounting Standards
Goodwill
In September 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance for performing goodwill impairment tests as it relates to performing the two-step goodwill impairment test. Under the amended guidance, an entity is permitted to first assess qualitative factors in determining whether the fair value of a reporting unit is less than its carrying value. We adopted the amended guidance for our 2011 annual impairment test, which was performed as of October 1, 2011. The adoption of the amended guidance did not have a significant impact on our Consolidated Financial Statements.
In December 2010, the FASB issued amended guidance for performing goodwill impairment tests, which was effective for us January 1, 2011. The amended guidance requires reporting units with zero or negative carrying amounts to be assessed to determine if it is "more likely than not" that goodwill impairment exists. As part of this assessment, entities should consider all qualitative factors that could impact the carrying value. The adoption of this amended guidance did not have a significant impact on our Consolidated Financial Statements.

Multiemployer Pension Plans
In September 2011, the FASB issued amended guidance to enhance disclosure requirements related to an employer's participation in multiemployer pension plans, which was effective for our fiscal year ended December 31, 2011. The amended guidance requires additional quantitative and qualitative disclosures for entities with significant pension plans that multiple employers may contribute to. The adoption of this amended guidance did not have a material impact on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Comprehensive Income
In June 2011, the FASB issued amended guidance for presenting comprehensive income. The amended guidance eliminates the option to present other comprehensive income and its components in the statement of stockholders' equity. We may elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. In December 2011, the FASB further amended guidance for presenting comprehensive income by indefinitely deferring the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the income statement and statement in which other comprehensive income is presented. Both amendments will be effective for us beginning January 1, 2012. We will present net income and other comprehensive income in two separate, but consecutive, statements of net income and other comprehensive income beginning in the first quarter of 2012 and will apply this change retrospectively. As this standard relates only to the presentation of other comprehensive income, the adoption of this accounting standard will not have an impact on our Consolidated Financial Statements.

Fair Value Measurements
In May 2011, the FASB issued amended guidance for measuring fair value and required disclosure information about such measures, which will be effective for us beginning January 1, 2012, and applied prospectively. The amended guidance requires an entity to disclose all transfers between Level 1 and Level 2 of the fair value hierarchy, as well as provide quantitative and qualitative disclosures related to Level 3 fair value measurements. Additionally, the amended guidance requires an entity to disclose the fair value hierarchy level which was used to determine the fair value of financial instruments that are not measured at fair value, but for which fair value information must be disclosed. We do not expect the adoption of the amended guidance to have a significant impact on our Consolidated Financial Statements.
In January 2010, the FASB issued amended guidance to enhance disclosure requirements related to fair value measurements. The amended guidance for Level 1 and Level 2 fair value measurements was effective for us January 1, 2010. The amended guidance for Level 3 fair value measurements was effective for us January 1, 2011. The guidance requires disclosures of amounts and reasons for transfers in and out of Level 1 and Level 2 of the fair value hierarchy as well as additional information related to activities in the reconciliation of Level 3 fair value measurements. The guidance expanded the disclosures related to the level of disaggregation of assets and liabilities and information about inputs and valuation techniques. The adoption of this amended guidance did not have a significant impact on our Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)

Note 16:  Results by Quarter (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$1,474.8	$1,337.0	$1,740.7	$1,611.7	$1,726.5	$1,553.4	$2,072.6	$2,005.2
Salaries and related expenses	1,080.1	979.3	1,095.7	991.0	1,088.0	1,007.1	1,138.3	1,139.6
Office and general expenses	439.2	416.8	470.8	442.9	465.5	444.7	548.8	533.3
Restructuring and other reorganization-related charges (reversals), net	0.8	0.3	0.2	0.6	(0.2)	1.4	0.2	1.6
Operating (loss) income	(45.3)	(59.4)	174.0	177.2	173.2	100.2	385.3	330.7
Other (expense) income, net [1]	(6.1)	0.5	5.3	(2.1)	137.1	(3.1)	13.9	17.6
Total (expenses) and other income [1]	(29.7)	(25.6)	(18.1)	(31.0)	113.9	(31.0)	(14.9)	(10.5)
(Benefit of) provision for income taxes	(21.5)	(15.3)	47.6	63.3	70.4	24.4	93.7	98.9
Net (loss) income [1]	(53.2)	(70.3)	108.9	83.1	217.5	45.6	278.3	222.8
Net (loss) income available to IPG common stockholders [1]	$(48.1)	$(71.5)	$101.7	$105.3	$208.1	$42.4	$259.0	$195.0
(Loss) earnings per share available to IPG common stockholders:
Basic	$(0.10)	$(0.15)	$0.21	$0.22	$0.45	$0.09	$0.58	$0.41
Diluted	$(0.10)	$(0.15)	$0.19	$0.15	$0.40	$0.08	$0.50	$0.36

Dividends declared per common stock	$0.06	$0.00	$0.06	$0.00	$0.06	$0.00	$0.06	$0.00

[1]	The three months ended September 30, 2011, includes a pre-tax gain of $132.2 related to the sale of approximately half of our holdings in Facebook, Inc.

Note 17:  Subsequent Events
On February 24, 2012, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0 of our common stock (the “2012 share repurchase program”). The authorization for repurchases under the 2012 share repurchase program is in addition to any amounts remaining available for repurchase under the 2011 share repurchase program. See Note 6 for further information on the 2011 share repurchase program. We may effect repurchases under the 2012 share repurchase program through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means.  The timing and amount of repurchases under the authorization will depend on market conditions and our other funding requirements. The 2012 share repurchase program has no expiration date.
In addition, on February 24, 2012, we announced the exercise of the Company's option to redeem for cash all remaining 4.25% Notes outstanding on the redemption date, which will be March 26, 2012. Under the terms of the 4.25% Notes, as a consequence of our exercise of our option to redeem, holders may elect to convert their 4.25% Notes into common stock at any time prior to the redemption date. The aggregate redemption price will be the $400.0 aggregate principal amount of the 4.25% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, less the principal amount of any 4.25% Notes required to have been repurchased by us on March 15, 2012 or previously converted. See Note 3 for further information on the holders' repurchase and conversion rights.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2011, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded (1) that the disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) that the disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that IPG’s internal control over financial reporting was effective as of December 31, 2011. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of IPG’s internal control over financial reporting as of December 31, 2011, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There has been no change in internal control over financial reporting in the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the “Election of Directors” section, the “Director Selection Process” section, the “Code of Conduct” section, the “Principal Committees of The Board of Directors” section, the “Audit Committee” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012 (the “Proxy Statement”), except for the description of our Executive Officers, which appears in Part I of this Report on Form 10-K under the heading “Executive Officers of IPG.”

New York Stock Exchange Certification
In 2011, our CEO provided the Annual CEO Certification to the New York Stock Exchange, as required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
The information required by this Item is incorporated by reference to the “Outstanding Shares” section of the Proxy Statement, except for information regarding the shares of common stock to be issued or which may be issued under our equity compensation plans as of December 31, 2011, which is provided in the following table.

Equity Compensation Plan Information

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) [1,2,3]	Weighted-Average Exercise Price of Outstanding Stock Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) [4]
Equity Compensation Plans Approved by Security Holders	21,715,636	$12.10	58,190,453

[1]
Includes a total of 1,964,513 performance-based share awards made under the 2006 and 2009 Performance Incentive Plan representing the target number of shares to be issued to employees following the completion of the 2009-2011 performance period (the “2011 LTIP Share Awards”), the 2010-2012 performance period (the “2012 LTIP Share Awards”) and the 2011-2013 performance period (the “2013 LTIP Share Awards”), respectively. The computation of the weighted-average exercise price in column (b) of this table does not take the 2011 LTIP Share Awards, the 2012 LTIP Share Awards or the 2013 LTIP Share Awards into account.

[2]
Includes a total of 1,693,601 restricted share unit and performance-based awards (“Share Unit Awards”) which may be settled in shares or cash. The computation of the weighted-average exercise price in column (b) of this table does not take the Share Unit Awards into account. Each Share Unit Award actually settled in cash will increase the number of shares of common stock available for issuance shown in column (c).

[3]
IPG has issued restricted cash awards ("Performance Cash Awards"), half of which shall be settled in shares and half of which shall be settled in cash. Using the 2011 closing stock price of $9.73, the awards which shall be settled in shares represent rights to an additional 5,241,203 shares. These shares are not included in the table above.

[4]
Includes (i) 44,543,216 shares of common stock available for issuance under the 2009 Performance Incentive Plan, (ii) 12,989,250 shares of common stock available for issuance under the Employee Stock Purchase Plan (2006) and (iii) 657,987 shares of common stock available for issuance under the 2009 Non-Management Directors’ Stock Incentive Plan.

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

1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended
December 31, 2011, 2010 and 2009
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

THE INTERPUBLIC GROUP OF COMPANIES, INC.
(Registrant)

By	/s/ Michael I. Roth
Michael I. Roth Chairman of the Board and Chief Executive Officer

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael I. Roth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2012
Michael I. Roth

/s/ Frank Mergenthaler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012
Frank Mergenthaler

/s/ Christopher F. Carroll	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012
Christopher F. Carroll

/s/ Reginald K. Brack	Director	February 24, 2012
Reginald K. Brack

/s/ Jocelyn Carter-Miller	Director	February 24, 2012
Jocelyn Carter-Miller

/s/ Jill M. Considine	Director	February 24, 2012
Jill M. Considine

/s/ Richard A. Goldstein	Director	February 24, 2012
Richard A. Goldstein

/s/ H. John Greeniaus	Director	February 24, 2012
H. John Greeniaus

/s/ Mary J. Steele Guilfoile	Director	February 24, 2012
Mary J. Steele Guilfoile

/s/ Dawn Hudson	Director	February 24, 2012
Dawn Hudson

/s/ William T. Kerr	Director	February 24, 2012
William T. Kerr

/s/ David M. Thomas	Director	February 24, 2012
David M. Thomas

EXHIBIT INDEX

Exhibit No.	Description
3(i)
Restated Certificate of Incorporation of the Registrant dated as of May 26, 2011, is incorporated by reference to Exhibit 3(i)(3) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on May 27, 2011.

3(ii)	By-Laws of the Registrant, as amended through May 26, 2011, is incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2011.

4(iii)(A)
Senior Debt Indenture, dated as of October 20, 2000 (the "2000 Indenture"), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 24, 2000.

4(iii)(B)
First Supplemental Indenture, dated as of August 22, 2001, to the 2000 Indenture, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on December 4, 2001.

4(iii)(C)
Third Supplemental Indenture, dated as of March 13, 2003, to the 2000 Indenture, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2003.

4(iii)(D)
Fifth Supplemental Indenture, dated as of March 28, 2005, to the 2000 Indenture, as modified by the First Supplemental Indenture, dated as of August 22, 2001, with respect to the 7.25% Senior Unsecured Notes due 2011 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(E)
Sixth Supplemental Indenture, dated as of March 30, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(F)
Seventh Supplemental Indenture, dated as of August 11, 2005, to the 2000 Indenture, as modified by the Third Supplemental Indenture, dated as of March 13, 2003, and the Sixth Supplemental Indenture, dated as of March 30, 2005, with respect to the 4.50% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 15, 2005.

4(iii)(G)
Senior Debt Indenture dated as of November 12, 2004 (the "2004 Indenture"), between the Registrant and SunTrust Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 15, 2004.

4(iii)(H)
Second Supplemental Indenture, dated as of November 18, 2004, to the 2004 Indenture, with respect to the 6.25% Notes due 2014 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2004.

4(iii)(I)
Third Supplemental Indenture, dated as of March 28, 2005, to the 2004 Indenture, as modified by the Second Supplemental Indenture, dated as of November 18, 2004, with respect to the 6.25% Senior Unsecured Notes due 2014 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2005.

4(iii)(J)
Sixth Supplemental Indenture, dated as of December 8, 2006, to the 2004 Indenture, with respect to the Floating Rate Notes due 2010 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2006.

4(iii)(K)
Seventh Supplemental Indenture, dated as of June 15, 2009, to the 2004 Indenture, creating a series of securities designated 10.0% Senior Notes due 2017, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.

4(iii)(L)
Senior Debt Indenture, dated as of November 15, 2006 (the “2006 Indenture”), between the Registrant and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

4(iii)(M)
First Supplemental Indenture, dated as of November 15, 2006, to the 2006 Indenture, with respect to the 4.25% Convertible Senior Notes due 2023 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006.

Exhibit No.	Description
4(iii)(N)
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

10(i)(D)
5-Year Credit Agreement, dated as of July 18, 2008, amended and restated as of April 23, 2010 and as further amended and restated as of May 31, 2011, among the Registrant, the lenders named therein and Citibank, N.A. as administrative agent, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with SEC on June 1, 2011.

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

(ii) Christopher Carroll

10(iii)(A)(8)	Employment Agreement, made as of April, 2006, by and between the Registrant and Christopher Carroll.*

10(iii)(A)(9)	Amendment, dated as of October 29, 2007, to an Employment Agreement, made as of April 1, 2006, between the Registrant and Christopher Carroll.*

10(iii)(A)(10)	Executive Change of Control Agreement, effective as of May 31, 2010, by and between the Registrant and Christopher Carroll.*

Exhibit No.	Description
(iii) Philippe Krakowsky

10(iii)(A)(11)
Executive Special Benefits Agreement, dated as of February 1, 2002, and signed as of August 21, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

10(iii)(A)(12)
Employment Agreement, made as of January 1, 2006 and executed on March 20, 2006, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10,1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 24, 2006.*

10(iii)(A)(13)
Amendment, made as of September 12, 2007, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(14)
Amendment, dated September 12, 2007, to an Executive Special Benefit Agreement, dated February 1, 2002, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(15) to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(15)
Amendment, dated May 1, 2008, to an Employment Agreement, made as of January 1, 2006, between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(16)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Philippe Krakowsky, is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2010.*

(iv) Frank Mergenthaler

10(iii)(A)(17)
Employment Agreement, made as of July 13, 2005, between the Registrant and Frank Mergenthaler is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 19, 2005.*

10(iii)(A)(18)
Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(19)
Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 18, 2005, between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10(iii)(A)(20)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Frank Mergenthaler, is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2010.*

(v) Timothy A. Sompolski

10(iii)(A)(21)
Employment Agreement, made as of July 6, 2004, by and between the Registrant and Timothy Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. *

10(iii)(A)(22)
Amendment, made as of September 12, 2007, to an Employment Agreement, made as of July 6, 2004, between the Registrant and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(16) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. *

10(iii)(A)(23)
Amendment, dated May 1, 2008, to an Employment Agreement, made as of July 6, 2004, between the Registrant and Timothy A. Sompolski, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. *

10(iii)(A)(24)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Timothy A. Sompolski, is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 27, 2010. *

10(iii)(A)(25)
Retirement Agreement, effective as of March 24, 2011, between Interpublic and Timothy A. Sompolski, is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 24, 2012.*

Exhibit No.	Description
(vi) Nicolas Brien

10(iii)(A)(26)
Employment Agreement, effective as of April 1, 2010, by and between the Registrant and Nicolas Brien, is incorporated by reference to Exhibit 10(iii)(A)(24) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(27)
Executive Change of Control Agreement, effective as of May 27, 2010, by and between the Registrant and Nicolas Brien, is incorporated by reference to Exhibit 10(iii)(A)(24) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010. *

(vii) Jill M. Considine

10(iii)(A)(28)
Amended and Restated Deferred Compensation Agreement, dated as of September 4, 2008, between the Registrant and Jill M. Considine, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

10(iii)(A)(29)
Letter, dated November 2, 2006, from Jill M. Considine to the Registrant, is incorporated by reference to Exhibit 10(iii)(B) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

(viii) Richard A. Goldstein

10(iii)(A)(30)
Amended and Restated Deferred Compensation Agreement, dated as of September 30, 2008, between the Registrant and Richard A. Goldstein, is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

10(iii)(A)(31)
Letter, dated July 24, 2006, from Richard A. Goldstein to the Registrant, is incorporated by reference to Exhibit 10(iii)(A) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Compensation Plans and Arrangements:

10(iii)(A)(32)
Trust Agreement, dated as of June 1, 1990, between the Registrant, Lintas Campbell-Ewald Company, McCann-Erickson USA, Inc., McCann-Erickson Marketing, Inc., Lintas, Inc. and Chemical Bank, as Trustee, is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. *

10(iii)(A)(33)	The 1997 Performance Incentive Plan of the Registrant is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. *

10(iii)(A)(34)	True North Communications Inc. Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xiv) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10(iii)(A)(35)
Resolution of the Board of Directors of True North Communications Inc. adopted on March 1, 2002 amending the Deferred Compensation Plan is incorporated by reference to Exhibit(c)(xv) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.*

10(iii)(A)(36)	The 2002 Performance Incentive Plan of the Registrant is incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A, filed April 17, 2002.*

10(iii)(A)(37)
The Interpublic Outside Directors Stock Incentive Plan of the Registrant, as amended through August 1, 2003, is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*

10(iii)(A)(38)	The Interpublic 2004 Performance Incentive Plan (the "2004 PIP") is incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

10(iii)(A)(39)	2004 PIP - Form of Option Certificate is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 27, 2004.*

Exhibit No.	Description
10(iii)(A)(40)
The Interpublic Non-Management Directors' Stock Incentive Plan (the "Non-Management Directors' Plan") is incorporated by reference to Appendix C to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on April 23, 2004.*

10(iii)(A)(41)	Non-Management Directors' Plan - Form of Plan Option Certificate is incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the SEC on October 27, 2004.*

10(iii)(A)(42)	The Employee Stock Purchase Plan (2006) of the Registrant is incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on October 21, 2005.*

10(iii)(A)(43)
The Interpublic 2006 Performance Incentive Plan (the "2006 PIP") is incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2006.*

10(iii)(A)(44)	Amendment to the 2006 PIP is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(45)	2006 PIP - Form of Instrument of Performance Shares is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(46)	2006 PIP - Form of Instrument of Performance Units is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(47)	2006 PIP - Form of Instrument of Performance Shares is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(48)	2006 PIP - Form of Instrument of Performance Units is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(49)	2006 PIP - Form of Instrument of Nonstatutory Stock Options is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the SEC on June 21, 2006.*

10(iii)(A)(50)	Interpublic Executive Severance Plan is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

10(iii)(A)(51)
The Interpublic Senior Executive Retirement Income Plan, Amended and Restated (the "Restated SERIP"), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(52)
Restated SERIP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(53)
Restated SERIP - Form of Participation Agreement (Form For New Participants) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(54)
The Interpublic Capital Accumulation Plan, Amended and Restated (the “Restated CAP”), effective January 1, 2007, is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(55)
Restated CAP - Form of Restated Participation Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(56)
Restated CAP - Form of Participation Agreement (Form For New Participants), is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

10(iii)(A)(57)
Description of the Change in Compensation for Non-Management Directors is incorporated by reference to Exhibit 10(iii)(A)(91) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.*

10(iii)(A)(58)
Description of Changes to the Compensation of Board Committee Chairs and Presiding Director is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(59)
Description of the Change in Compensation for Non-Management Directors and Board Committe Chairs is incorporated by reference to Exhibit 10(iii)(A)(73) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

Exhibit No.	Description
10(iii)(A)(60)
The Interpublic Restricted Cash Plan (the “Restricted Cash Plan”) is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10(iii)(A)(61)
The Restricted Cash Plan, as Amended and Restated as of May 18, 2009 (the "Amended Cash Plan") is incorporated by reference to Exhibit 10(iii)(A)(13) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(62)	Amended Cash Plan Restricted Cash Award Agreement.

10(iii)(A)(63)
The Interpublic 2009 Performance Incentive Plan (the “2009 PIP”) is incorporated by reference to Appendix A to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 2, 2009.*

10(iii)(A)(64)	2009 PIP Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(65)	2009 PIP Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(3) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(66)	2009 PIP Performance Share Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(4) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(67)	2009 PIP Performance Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(5) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(68)
2009 PIP Combined Restricted Stock and Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(6) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(69)
2009 PIP Combined Restricted Stock Unit and Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(7) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(70)	2009 PIP Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(8) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10(iii)(A)(71)	2009 PIP Restricted Stock Unit Award Agreement (updated) is incorporated by reference to Exhibit 10(iii)(A)(84) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(72)	2009 PIP Restricted Stock Unit Award Agreement (updated) is incorporated by reference to Exhibit 10(iii)(A)(85) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(73)	2009 PIP Performance Share Award Agreement (updated) is incorporated by reference to Exhibit 10(iii)(A)(86) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

Exhibit No.	Description
10(iii)(A)(74)
2009 PIP Combined Performance Share and Performance Cash Award Agreement (updated) is incorporated by reference to Exhibit 10(iii)(A)(87) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(75)	2009 PIP Performance Cash Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(88) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(76)
2009 PIP Non-Statutory Stock Option Award Agreement (updated) is incorporated by reference to Exhibit 10(iii)(A)(89) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.*

10(iii)(A)(77)
The 2009 Non-Management Directors’ Stock Incentive Plan (the “2009 NMD Plan”) is incorporated by reference to Exhibit 10(iii)(A)(9) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(78)	2009 NMD Plan Restricted Stock Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(10) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(79)	2009 NMD Plan Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(11) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(80)	2009 NMD Plan Non-Statutory Stock Option Award Agreement is incorporated by reference to Exhibit 10(iii)(A)(12) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10(iii)(A)(81)	Supplement to the 2006 PIP and 2009 PIP is incorporated by reference to Exhibit 10(iii)(A)(88) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009. *

12	Computation of Ratios of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney to sign Form 10-K and resolution of Board of Directors re Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended December 31, 2011.

*	Management contracts and compensation plans and arrangements.