Form 10-Q
period 2012-03-31
INTERPUBLIC GROUP OF COMPANIES, INC.
filed 2012-04-26
CIK 51644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes ☐    No ☒
The number of shares of the registrant’s common stock outstanding as of April 16, 2012 was 443,045,442.

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
THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2012	2011
REVENUE	$1,506.8	$1,474.8

OPERATING EXPENSES:
Salaries and related expenses	1,104.9	1,080.1
Office and general expenses	441.3	439.2
Restructuring and other reorganization-related charges, net	0.0	0.8
Total operating expenses	1,546.2	1,520.1

OPERATING LOSS	(39.4)	(45.3)

EXPENSES AND OTHER INCOME:
Interest expense	(32.6)	(31.9)
Interest income	8.0	8.3
Other expense, net	(1.3)	(6.1)
Total (expenses) and other income	(25.9)	(29.7)

Loss before income taxes	(65.3)	(75.0)
Benefit of income taxes	(19.2)	(21.5)
Loss of consolidated companies	(46.1)	(53.5)
Equity in net income of unconsolidated affiliates	0.4	0.3
NET LOSS	(45.7)	(53.2)
Net loss attributable to noncontrolling interests	2.7	8.0
NET LOSS ATTRIBUTABLE TO IPG	(43.0)	(45.2)
Dividends on preferred stock	(2.9)	(2.9)
NET LOSS AVAILABLE TO IPG COMMON STOCKHOLDERS	$(45.9)	$(48.1)

Loss per share available to IPG common stockholders - basic and diluted	$(0.10)	$(0.10)

Weighted-average number of common shares outstanding - basic and diluted	437.6	476.0

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2012			2011
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
NET LOSS	$(64.9)	$19.2	$(45.7)	$(74.7)	$21.5	$(53.2)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	45.3	(0.2)	45.1	43.6	0.1	43.7

Unrealized gains on available-for-sale securities
Changes in market value of available-for-sale securities	0.5	0.0	0.5	0.6	(0.1)	0.5
Less: recognition of previously unrealized losses included in net loss	0.6	0.0	0.6	0.0	0.0	0.0
	1.1	0.0	1.1	0.6	(0.1)	0.5

Unrealized losses on derivative instruments
Changes in fair value of derivative instruments	(2.8)	0.0	(2.8)	0.0	0.0	0.0

Unrecognized losses, transition obligation and prior service cost:
Net loss for the period	(0.3)	0.1	(0.2)	0.0	0.0	0.0
Less: amortization of unrecognized losses, transition obligation and prior service cost included in net loss	1.9	(0.6)	1.3	1.9	(0.7)	1.2
Other	(0.1)	0.0	(0.1)	0.0	0.0	0.0
	1.5	(0.5)	1.0	1.9	(0.7)	1.2

Other comprehensive income	45.1	(0.7)	44.4	46.1	(0.7)	45.4
TOTAL COMPREHENSIVE LOSS	(19.8)	18.5	(1.3)	(28.6)	20.8	(7.8)
Less: comprehensive loss attributable to noncontrolling interest	(2.4)	0.2	(2.2)	(8.5)	0.7	(7.8)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO IPG	$(17.4)	$18.3	$0.9	$(20.1)	$20.1	$0.0

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS:
Cash and cash equivalents	$1,573.1	$2,302.7
Marketable securities	13.8	12.9
Accounts receivable, net of allowance of $58.8 and $55.4	3,732.1	4,425.4
Expenditures billable to clients	1,447.3	1,247.2
Other current assets	346.2	298.6
Total current assets	7,112.5	8,286.8
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $1,145.0 and $1,126.3	451.1	459.8
Deferred income taxes	254.8	214.5
Goodwill	3,463.0	3,444.3
Other non-current assets	484.5	471.2
TOTAL ASSETS	$11,765.9	$12,876.6

LIABILITIES:
Accounts payable	$5,929.1	$6,647.2
Accrued liabilities	676.7	827.1
Short-term borrowings	161.5	153.5
Current portion of long-term debt	219.8	404.8
Total current liabilities	6,987.1	8,032.6
Long-term debt	1,239.7	1,210.9
Deferred compensation	420.0	440.3
Other non-current liabilities	467.3	452.1
TOTAL LIABILITIES	9,114.1	10,135.9

Redeemable noncontrolling interests (see Note 5)	223.7	243.4

STOCKHOLDERS’ EQUITY:
Preferred stock	221.5	221.5
Common stock	48.7	48.2
Additional paid-in capital	2,437.2	2,427.5
Retained earnings	335.7	405.1
Accumulated other comprehensive loss, net of tax	(181.8)	(225.7)
	2,861.3	2,876.6
Less: Treasury stock	(467.4)	(414.9)
Total IPG stockholders’ equity	2,393.9	2,461.7
Noncontrolling interests	34.2	35.6
TOTAL STOCKHOLDERS’ EQUITY	2,428.1	2,497.3
TOTAL LIABILITIES AND EQUITY	$11,765.9	$12,876.6

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45.7)	$(53.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets and intangible assets	34.6	35.6
Provision for uncollectible receivables	6.7	3.5
Amortization of restricted stock and other non-cash compensation	16.7	15.7
Net amortization of bond premiums and deferred financing costs	(1.7)	(1.9)
Deferred income tax benefit	(51.5)	(53.0)
Other	10.4	10.2
Changes in assets and liabilities, net of acquisitions and dispositions, providing (using) cash:
Accounts receivable	742.3	369.4
Expenditures billable to clients	(193.7)	(123.2)
Other current assets	(34.1)	(28.6)
Accounts payable	(808.4)	(733.6)
Accrued liabilities	(150.9)	(219.8)
Other non-current assets and liabilities	(23.2)	(22.8)
Net cash used in operating activities	(498.5)	(801.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22.4)	(16.9)
Proceeds from sales of businesses and investments, net of cash sold	1.2	2.4
Acquisitions, including deferred payments, net of cash acquired	(2.1)	(2.1)
Other investing activities	2.0	(0.2)
Net cash used in investing activities	(21.3)	(16.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of long-term debt	(400.1)	(0.8)
Proceeds from issuance of 4.00% Senior Notes due 2022	246.8	0.0
Repurchase of common stock	(52.5)	(10.5)
Common stock dividends	(26.2)	(28.5)
Exercise of stock options	4.9	8.4
Net increase (decrease) in short-term bank borrowings	3.8	(5.0)
Preferred stock dividends	(2.9)	(2.9)
Distributions to noncontrolling interests	(1.8)	(3.1)
Other financing activities	(1.0)	(3.0)
Net cash used in financing activities	(229.0)	(45.4)
Effect of foreign exchange rate changes on cash and cash equivalents	19.2	28.4
Net decrease in cash and cash equivalents	(729.6)	(835.5)
Cash and cash equivalents at beginning of period	2,302.7	2,675.7
Cash and cash equivalents at end of period	$1,573.1	$1,840.2
The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2011	$221.5	491.4	$48.2	$2,427.5	$405.1	$(225.7)	$(414.9)	$2,461.7	$35.6	$2,497.3
Net loss					(43.0)			(43.0)	(2.7)	(45.7)
Other comprehensive income						43.9		43.9	0.5	44.4
Reclassifications related to redeemable noncontrolling interests				13.0				13.0	3.9	16.9
Noncontrolling interest transactions									(0.8)	(0.8)
Distributions to noncontrolling interests									(1.8)	(1.8)
Change in redemption value of redeemable noncontrolling interests					3.3			3.3		3.3
Repurchase of common stock							(52.5)	(52.5)		(52.5)
Common stock dividends					(26.2)			(26.2)		(26.2)
Preferred stock dividends					(2.9)			(2.9)		(2.9)
Stock-based compensation		(0.1)	0.6	13.4				14.0		14.0
Exercise of stock options		0.4	0.1	4.9				5.0		5.0
Shares withheld for taxes		(0.1)	(0.2)	(22.5)				(22.7)		(22.7)
Other				0.9	(0.6)			0.3	(0.5)	(0.2)
Balance at March 31, 2012	$221.5	491.6	$48.7	$2,437.2	$335.7	$(181.8)	$(467.4)	$2,393.9	$34.2	$2,428.1

The accompanying notes are an integral part of these unaudited financial statements.

THE INTERPUBLIC GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (CONTINUED)
(Amounts in Millions)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock	Total IPG Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
		Shares	Amount
Balance at December 31, 2010	$221.5	489.5	$47.5	$2,456.8	$(63.7)	$(119.0)	$(14.1)	$2,529.0	$37.9	$2,566.9
Net loss					(45.2)			(45.2)	(8.0)	(53.2)
Other comprehensive income						45.2		45.2	0.2	45.4
Reclassifications related to redeemable noncontrolling interests									11.2	11.2
Noncontrolling interest transactions				(0.1)				(0.1)	(3.2)	(3.3)
Distributions to noncontrolling interests									(3.1)	(3.1)
Change in redemption value of redeemable noncontrolling interests				(9.4)				(9.4)		(9.4)
Repurchase of common stock							(10.5)	(10.5)		(10.5)
Common stock dividends				(28.5)				(28.5)		(28.5)
Preferred stock dividends				(2.9)				(2.9)		(2.9)
Stock-based compensation		0.6	0.1	16.6				16.7		16.7
Exercise of stock options		0.9	0.1	8.4				8.5		8.5
Shares withheld for taxes		(0.1)	0.0	(5.2)				(5.2)		(5.2)
Other				0.3				0.3	(0.1)	0.2
Balance at March 31, 2011	$221.5	490.9	$47.7	$2,436.0	$(108.9)	$(73.8)	$(24.6)	$2,497.9	$34.9	$2,532.8

The accompanying notes are an integral part of these unaudited financial statements.

Notes to Consolidated Financial Statements
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)
Note 1:  Basis of Presentation
The unaudited Consolidated Financial Statements have been prepared by The Interpublic Group of Companies, Inc. and its subsidiaries (the “Company,” “IPG,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with our 2011 Annual Report on Form 10-K.
In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Note 2:  Debt and Credit Arrangements
Long-Term Debt
A summary of the carrying amounts and fair values of our long-term debt is listed below.

	Effective Interest Rate	March 31, 2012		December 31, 2011
		Book Value	Fair Value [1]	Book Value	Fair Value
6.25% Senior Unsecured Notes due 2014 (less unamortized discount of $0.3)	6.29%	$353.9	$382.4	$354.3	$374.5
10.00% Senior Unsecured Notes due 2017 (less unamortized discount of $9.1)	10.38%	590.9	688.5	590.6	690.0
4.00% Senior Notes due 2022 (less unamortized discount of $3.1)	4.13%	246.9	245.0	0.0	0.0
4.75% Convertible Senior Notes due 2023 (plus unamortized premium of $2.2)	3.50%	202.2	226.5	202.7	220.5
4.25% Convertible Senior Notes due 2023		0.0	0.0	403.0	405.5
Other notes payable and capitalized leases		65.6	64.5	65.1
Total long-term debt		1,459.5		1,615.7
Less: current portion [2]		219.8		404.8
Long-term debt, excluding current portion		$1,239.7		$1,210.9

[1]	See Note 10 for information on the fair value measurement of our long-term debt.

[2]
On March 15, 2013, holders of our 4.75% Convertible Senior Notes due 2023 (the “4.75% Notes”) may require us to repurchase their notes for cash at par and as such, we included these notes in the current portion of long-term debt on our March 31, 2012 unaudited Consolidated Balance Sheet. The 4.75% Notes are redeemable in whole or in part at our option beginning March 15, 2013. Any 4.75% Notes not repurchased on March 15, 2013 and not called for redemption by us will be reclassified to long-term debt. On March 15, 2012, holders of our 4.25% Convertible Senior Notes due 2023 (the “4.25% Notes”) could have required us to repurchase their notes for cash at par and therefore, we included these notes in the current portion of long-term debt on our December 31, 2011 Consolidated Balance Sheet.

Debt Transactions
4.00% Senior Notes due 2022
In March 2012, we issued $250.0 in aggregate principal amount of 4.00% Senior Notes due 2022 (the "4.00% Notes") at a discount to par. As a result, the 4.00% Notes were reflected on our unaudited Consolidated Balance Sheet at a fair value of $246.8 at issuance. The discount of $3.2 is amortized through the maturity date of March 15, 2022. Interest is payable semi-annually in arrears on March 15th and September 15th of each year, commencing on September 15, 2012. Capitalized direct fees, including commissions and offering expenses, of $2.5 related to the issuance of the 4.00% Notes are amortized in interest expense through the maturity date. Consistent with our other debt securities, the 4.00% Notes include covenants that, among other things, limit our liens and the liens of certain of our consolidated subsidiaries, but do not require us to maintain any financial ratios or specified levels of net worth or liquidity. We used the proceeds to repurchase and redeem our 4.25% Notes as described below.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

At any time, at our option, we may redeem all or some of the 4.00% Notes at the greater of the principal amount and a "make-whole" amount, plus, in either case, accrued and unpaid interest to the date of redemption. If we experience a change of control event, we must offer to repurchase the 4.00% Notes in cash at a price equal to not less than 101% of the aggregate principal amount of the 4.00% Notes, plus accrued and unpaid interest to the date of repurchase.

4.25% Convertible Senior Notes due 2023
In March 2012, we retired $400.0 in aggregate principal amount of our 4.25% Notes through redemption, repurchases and conversions into Interpublic common stock. Of the amount retired, $399.6 in aggregate principal amount was redeemed or repurchased at par plus accrued interest of $0.5 for cash. The remaining $0.4 in aggregate principal amount of our 4.25% Notes was converted, at the election of the 4.25% Note holders, into Interpublic common stock at a conversion rate of 82.4612 shares (actual number) per $1,000 (actual number) principal amount of the 4.25% Notes, or approximately 30,000 shares (actual number). The retirement of our 4.25% Notes will eliminate approximately 33.0 shares of common stock from our eligible diluted share count.

Interest Rate Swaps
We enter into interest rate swaps to manage our exposure to changes in interest rates. In the first quarter of 2012, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $175.0 to effectively lock in the benchmark rate for a forecasted issuance of debt expected to occur prior to December 31, 2013. These swaps qualify for hedge accounting as cash flow hedges, as such, the effective portion of gains or losses on the swaps are recorded as other comprehensive income and recognized in earnings over the life of the related debt issuance or when the hedged transaction is determined to be ineffective.
The fair value of our interest rate swap agreements and the impact on other comprehensive income and earnings related to our interest rate swap agreements are as follows:

Fair Value of Derivatives
	March 31, 2012	Balance Sheet Classification
Derivative liabilities
Interest rate swap agreements	$2.8	Non-current liabilities

Impact on Other Comprehensive Income and Earnings
	Three months ended March 31, 2012
	Loss recognized in OCI (effective portion)	Gain (loss) recognized in earnings (ineffective portion)
Derivative liabilities
Interest rate swap agreements	$(2.8)	$0.0

Credit Facilities
We maintain a committed corporate credit facility to increase our financial flexibility (the "Credit Agreement"). The Credit Agreement is a revolving facility expiring in May 2016, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0 or the equivalent in other currencies. The aggregate available amount of letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2012.

Note 3:  Convertible Preferred Stock
The conversion rate of our 5 1/4% Series B Cumulative Convertible Perpetual Preferred Stock (the "Series B Preferred Stock")is subject to adjustment upon the occurrence of certain events, including the payment of cash dividends on our common stock. During the first quarter of 2012, the conversion rate per share for our Series B Preferred Stock was adjusted from 74.4500 to 75.3568 as a result of the cumulative effect of the cash dividends declared and paid on our common stock during the fourth quarter of 2011 and first quarter of 2012, resulting in a corresponding adjustment of the conversion price from $13.43 to $13.27.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 4:  Loss Per Share
The following sets forth basic and diluted loss per common share available to IPG common stockholders.

	Three months ended March 31,
	2012	2011
Net loss available to IPG common stockholders	$(45.9)	$(48.1)
Weighted-average number of common shares outstanding - basic and diluted	437.6	476.0
Loss per share available to IPG common stockholders - basic and diluted	$(0.10)	$(0.10)
Basic and diluted shares outstanding and loss per share are equal for the three months ended March 31, 2012 and 2011 because our potentially dilutive securities are antidilutive as a result of the net loss available to IPG common stockholders in each period presented. The following table presents the potential shares excluded from the diluted loss per share calculation because the effect of including these potential shares would be antidilutive.

	Three months ended March 31,
	2012	2011
Restricted stock, stock options and other equity awards	6.3	13.3
4.75% Notes	16.5	16.1
4.25% Notes [1]	30.9	32.2
Preferred stock outstanding	16.7	16.2
Total	70.4	77.8

Securities excluded from the diluted loss per share calculation because the exercise price was greater than the average market price:
Stock options [2]	7.2	8.1

[1]
We retired all of our outstanding 4.25% Notes in March 2012. For purposes of calculating diluted loss per share, the potentially dilutive shares are pro-rated based on the period they were outstanding.

[2]
These options are outstanding at the end of the respective periods. In any period in which the exercise price is less than the average market price, these options have the potential to be dilutive, and application of the treasury stock method would reduce this amount.

Note 5:  Supplementary Data
Accrued Liabilities
The following table presents the components of accrued liabilities.

	March 31, 2012	December 31, 2011
Salaries, benefits and related expenses	$402.1	$520.6
Office and related expenses	49.7	57.9
Acquisition obligations	45.5	43.7
Interest	24.7	40.3
Professional fees	22.6	25.3
Other	132.1	139.3
Total accrued liabilities	$676.7	$827.1

2004 Restatement Liabilities
As part of the restatement we presented in our 2004 Annual Report on Form 10-K (the “2004 Restatement”), we recognized liabilities related to vendor discounts and credits where we had a contractual or legal obligation to rebate such amounts to our clients or vendors. Reductions to these liabilities are achieved through settlements with clients and vendors, but also may occur if the applicable statute of limitations in a jurisdiction has lapsed. As of March 31, 2012 and December 31, 2011, we had vendor discounts and credit liabilities of $52.0 and $55.5, respectively, related to the 2004 Restatement.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Other Expense, net
Results of operations for the three months ended March 31, 2012 and 2011 include certain items which are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2012	2011
Losses on sales of businesses and investments	$(3.4)	$(6.6)
Vendor discounts and credit adjustments	2.4	0.1
Other (expense) income, net	(0.3)	0.4
Total other expense, net	$(1.3)	$(6.1)
Sales of Businesses and Investments – During each of the three months ended March 31, 2012 and 2011, we recognized a loss relating to the sale of a business in the domestic market within our Integrated Agency Networks ("IAN") segment.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the 2004 Restatement. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.

Share Repurchase Program
In February 2012, our Board of Directors (the “Board”) authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2012 share repurchase program"). In 2011, the Board authorized a share repurchase program to repurchase from time to time up to $450.0, excluding fees, of our common stock (the "2011 share repurchase program"). We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means.
The following table presents our share repurchase activity under our share repurchase programs.

	Three months ended March 31,
	2012	2011
Number of shares repurchased	4.9	0.9
Aggregate cost, including fees	$52.5	$10.5
Average price per share, including fees	$10.61	$12.36
As of March 31, 2012, $297.5 remains available for repurchase under the 2012 share repurchase program. The 2012 share repurchase program has no expiration date. We completed the 2011 share repurchase program in the first quarter of 2012.

Redeemable Noncontrolling Interests
The following table presents changes in our redeemable noncontrolling interests.

	Three months ended March 31,
	2012	2011
Balance at beginning of period	$243.4	$291.2
Change in related noncontrolling interest balance	(3.9)	(11.2)
Changes in redemption value of redeemable noncontrolling interests:
Additions	0.0	3.6
Redemptions and other	(13.0)	(7.4)
Redemption value adjustments [1]	(2.8)	9.7
Balance at end of period	$223.7	$285.9

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Note 6:  Income Taxes
For the three months ended March 31, 2012, our effective income tax rate of 29.4% was negatively impacted primarily by losses in certain foreign locations for which we receive no tax benefit due to 100% valuation allowances. Our effective income tax rate was positively impacted by the reversal of valuation allowances in Europe and a benefit derived from the deduction of foreign tax credits that were previously fully valued.
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
We issued the following stock-based awards under the 2009 Performance Incentive Plan (the “2009 PIP”) during the three months ended March 31, 2012.

	Awards	Weighted-average grant-date fair value (per award)
Stock options	0.5	$4.27
Stock-settled awards	0.7	$11.69
Performance-based awards	1.8	$10.62
Total stock-based compensation awards	3.0
During the three months ended March 31, 2012, the Compensation Committee granted performance cash awards under the 2009 PIP with a total target value of $69.3. Of this amount, awards with a total target value of $32.7 will be settled in shares upon vesting. The number of shares to be settled on the vesting date will be calculated as the cash value adjusted for performance divided by our stock price on the vesting date. Additionally, during the three months ended March 31, 2012, the Compensation Committee granted cash awards under the Interpublic Restricted Cash Plan with a total target value of $1.4. Cash awards are amortized over the vesting period, typically three years.

Note 8:  Employee Benefits
We have a defined benefit pension plan (the “Domestic Pension Plan”) that covers certain U.S. employees. We also have numerous funded and unfunded plans outside the U.S. The Interpublic Pension Plan in the U.K. is a defined benefit plan and is our most material foreign pension plan in terms of the benefit obligation and plan assets. Some of our domestic and foreign subsidiaries provide postretirement health benefits and life insurance to eligible employees and, in certain cases, their dependents. The domestic postretirement benefit plan is our most material postretirement benefit plan in terms of the benefit obligation. Certain immaterial foreign pension and postretirement benefit plans have been excluded from the table below.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The components of net periodic cost for the Domestic Pension Plan, the significant foreign pension plans and the domestic postretirement benefit plan are listed below.

	Domestic Pension Plan		Foreign Pension Plans		Domestic Postretirement Benefit Plan
Three months ended March 31,	2012	2011	2012	2011	2012	2011
Service cost	$0.0	$0.0	$2.7	$2.2	$0.0	$0.1
Interest cost	1.6	1.7	5.4	5.8	0.6	0.7
Expected return on plan assets	(1.9)	(1.8)	(4.5)	(4.7)	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.0	0.0	0.0	0.0
Prior service cost	0.0	0.0	0.0	0.0	0.0	0.0
Unrecognized actuarial losses	1.5	1.7	0.3	0.2	0.1	0.0
Net periodic cost	$1.2	$1.6	$3.9	$3.5	$0.7	$0.8
During the three months ended March 31, 2012, we contributed $2.3 and $4.5 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2012, we expect to contribute approximately $3.0 and $10.0 of cash to our domestic and foreign pension plans, respectively.

Note 9:  Segment Information
We have two reportable segments, IAN and Constituency Management Group ("CMG"). IAN is comprised of McCann Worldgroup, Draftfcb, Lowe & Partners, Mediabrands and our domestic integrated agencies. CMG is comprised of a number of our specialist marketing services offerings. We also report results for the “Corporate and other” group. The profitability measure employed by our chief operating decision maker for allocating resources to operating divisions and assessing operating division performance is operating income (loss), excluding the impact of restructuring and other reorganization-related charges, net and long-lived asset impairment and other charges, if applicable. Other than certain reclassifications, the segment information is presented consistently with the basis described in our 2011 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Summarized financial information concerning our reportable segments is shown in the following table.

	Three months ended March 31,
	2012	2011
Revenue:
IAN	$1,243.9	$1,235.9
CMG	262.9	238.9
Total	$1,506.8	$1,474.8

Segment operating income (loss):
IAN	$(15.3)	$(21.4)
CMG	7.5	10.7
Corporate and other	(31.6)	(33.8)
Total	(39.4)	(44.5)

Restructuring and other reorganization-related charges, net	0.0	(0.8)
Interest expense	(32.6)	(31.9)
Interest income	8.0	8.3
Other expense, net	(1.3)	(6.1)
Loss before income taxes	$(65.3)	$(75.0)

Depreciation and amortization of fixed assets and intangible assets:
IAN	$28.4	$29.3
CMG	3.4	3.1
Corporate and other	2.8	3.2
Total	$34.6	$35.6

Capital expenditures:
IAN	$12.8	$14.0
CMG	2.0	1.3
Corporate and other	7.6	1.6
Total	$22.4	$16.9

	March 31, 2012	December 31, 2011
Total assets:
IAN	$10,122.4	$10,589.2
CMG	1,049.7	1,019.9
Corporate and other	593.8	1,267.5
Total	$11,765.9	$12,876.6

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

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Financial Instruments that are Measured at Fair Value on a Recurring Basis
We primarily apply the market approach to determine the fair value of financial instruments that are measured at fair value on a recurring basis. There were no changes to our valuation techniques used to determine the fair value of financial instruments during the three months ended March 31, 2012. The following tables present information about our financial instruments measured at fair value on a recurring basis as of March 31, 2012 and March 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2012				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$844.6	$0.0	$0.0	$844.6	Cash and cash equivalents
Short-term marketable securities	13.8	0.0	0.0	13.8	Marketable securities
Long-term investments	1.4	9.2	0.0	10.6	Other assets
Total	$859.8	$9.2	$0.0	$869.0

As a percentage of total assets	7.3%	0.1%	0.0%	7.4%

Liabilities
Interest rate swap agreements [1]	$0.0	$2.8	$0.0	$2.8	Other non-current liabilities
Mandatorily redeemable noncontrolling interests [2]	$0.0	$0.0	$25.8	$25.8

	March 31, 2011				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,100.2	$0.0	$0.0	$1,100.2	Cash and cash equivalents
Short-term marketable securities	14.1	0.0	0.0	14.1	Marketable securities
Long-term investments	1.4	13.9	0.0	15.3	Other assets
Total	$1,115.7	$13.9	$0.0	$1,129.6

As a percentage of total assets	9.2%	0.1%	0.0%	9.3%

Liabilities
Interest rate swap agreements [1]	$0.0	$0.3	$0.0	$0.3	Other non-current liabilities
Mandatorily redeemable noncontrolling interests [2]	$0.0	$0.0	$57.9	$57.9

[1]
Our interest rate swap agreements are cash flow or fair value hedges whose fair value was derived from the present value of future cash flows using valuation models that were based on readily observable market data such as interest rates and yield curves.

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

The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value.

	Three months ended March 31,
Liabilities	2012	2011
Mandatorily redeemable noncontrolling interests - Balance at beginning of period	$58.9	$52.0
Level 3 additions	0.0	7.4
Level 3 reductions	(33.1)	(1.5)
Realized (losses) gains included in net loss	(0.1)	0.1
Foreign currency translation	(0.1)	0.1
Mandatorily redeemable noncontrolling interests - Balance at end of period	$25.8	$57.9

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Level 3 additions relate to unconditional obligations to purchase additional equity interests in previous acquisitions for cash in future periods. Level 3 reductions primarily consist of cash payments made related to unconditional obligations to purchase additional equity interests in previous acquisitions, which are classified within the financing section of the unaudited Consolidated Statements of Cash Flows, or reclassification of obligations due to the transfer of ownership, that have not yet been paid. Realized (losses) gains included in net loss for mandatorily redeemable noncontrolling interests are reported as a component of interest expense in the unaudited Consolidated Statements of Operations.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents information about our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Total long-term debt	$0.0	$1,542.4	$64.5	$1,606.9
Our long-term debt comprises senior notes and other notes payable.  The fair value of our senior notes is based on quoted prices for such securities traded over-the-counter, but which fair value can also be derived from inputs that are readily observable. Therefore, our senior notes are classified as Level 2 within the fair value hierarchy.  The financial instruments in other notes payable are not actively traded and their fair value is not solely derived from readily observable inputs. Thus, the fair value of our other notes payable is determined based on a discounted cash flow model and other proprietary valuation methods, and therefore are classified as Level 3 within the fair value hierarchy.  See Note 2 for further information on our long-term debt.

Non-financial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial instruments are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets, and property, plant and equipment. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment.

Note 11:  Commitments and Contingencies
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
Guarantees
As discussed in our 2011 Annual Report on Form 10-K, we have guaranteed certain obligations of our subsidiaries relating principally to operating leases and credit facilities of certain subsidiaries. The amount of parent company guarantees on lease obligations was $372.1 and $385.1 as of March 31, 2012 and December 31, 2011, respectively, and the amount of parent company guarantees primarily relating to credit facilities was $339.9 and $327.5 as of March 31, 2012 and December 31, 2011, respectively.

Note 12:  Recent Accounting Standards
Comprehensive Income
In June 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance for presenting comprehensive income, which was effective for us January 1, 2012, and applied retrospectively. This amended guidance provides the option to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements, and eliminates the option to present other comprehensive income and its components in the statement of stockholders' equity. The adoption of this amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Fair Value Measurements
In May 2011, the FASB issued amended guidance for measuring fair value and required disclosure information about such measures, which was effective for us January 1, 2012, and applied prospectively. The amended guidance requires an entity to disclose all transfers between Level 1 and Level 2 of the fair value hierarchy as well as provide quantitative and qualitative disclosures related to Level 3 fair value measurements. Additionally, the amended guidance requires an entity to disclose the fair value hierarchy level which was used to determine the fair value of financial instruments that are not measured at fair value, but for which fair value information must be disclosed. The adoption of this amended guidance did not have a significant impact on our unaudited Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand The Interpublic Group of Companies, Inc. and its subsidiaries (“IPG,” “we,” “us” or “our”). MD&A should be read in conjunction with our unaudited Consolidated Financial Statements and the accompanying notes included in this report and our 2011 Annual Report on Form 10-K, as well as our other reports on Form 8-K and other Securities and Exchange Commission (“SEC”) filings. Our Annual Report includes additional information about our significant accounting policies and practices as well as details about our most significant risks and uncertainties associated with our financial and operating results. Our MD&A includes the following sections:
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
CRITICAL ACCOUNTING ESTIMATES provides an update to the discussion of our accounting policies that require critical judgment, assumptions and estimates in our 2011 Annual Report on Form 10-K.
RECENT ACCOUNTING STANDARDS, by reference to Note 12 to the unaudited Consolidated Financial Statements, provides a discussion of certain accounting standards that have been adopted during 2012 or that have not yet been required to be implemented and may be applicable to our future operations.

EXECUTIVE SUMMARY
We are one of the world’s premier global advertising and marketing services companies. Our companies specialize in consumer advertising, digital marketing, communication planning and media buying, public relations and specialized communications disciplines. Our agencies create customized marketing programs for many of the world’s largest companies. Comprehensive global services are critical to effectively serve our multinational and local clients in markets throughout the world, as they seek to build brands, increase sales of their products and services and gain market share.
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
Our long-term financial goals include maintaining competitive organic revenue growth and continuing to improve our operating margins, which we expect will further strengthen our liquidity profile and increase value to our shareholders. Accordingly, we remain focused on meeting the evolving needs of our clients while concurrently managing our cost structure. We continually seek greater efficiency in the delivery of our services, focusing on more effective resource utilization, including the productivity of our employees, real estate, information technology and shared services, such as finance, human resources and legal. The improvements we have made in our financial reporting and business information systems in recent years, and which continue, allow us more timely and actionable insights from our global operations, while our disciplined approach to managing our balance sheet and liquidity provides us with a solid financial foundation and financial flexibility to manage our business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

The following tables present a summary of financial performance for the three months ended March 31, 2012, as compared with the same period in 2011.

	Three months ended March 31, 2012
% Increase	Total	Organic
Revenue	2.2%	2.8%
Salaries and related expenses	2.3%	2.7%
Office and general expenses	0.5%	0.8%

	Three months ended March 31,
	2012	2011
Operating margin	(2.6)%	(3.1)%
Expenses as % of revenue:
Salaries and related expenses	73.3%	73.2%
Office and general expenses	29.3%	29.8%

Net loss available to IPG common stockholders	$(45.9)	$(48.1)

Loss per share available to IPG common stockholders - basic and diluted	$(0.10)	$(0.10)
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
The change in our operating performance attributable to foreign currency rates is determined by converting the prior-period reported results using the current-period exchange rates and comparing these prior-period adjusted amounts to the prior-period reported results. Although the U.S. Dollar is our reporting currency, a substantial portion of our revenues and expenses are generated in foreign currencies. Therefore, our reported results are affected by fluctuations in the currencies in which we conduct our international businesses. We do not use derivative financial instruments to manage this translation risk. Our exposure is mitigated as the majority of our revenues and expenses in any given market are generally denominated in the same currency. Both positive and negative currency fluctuations against the U.S. Dollar affect our consolidated results of operations, and the magnitude of the foreign currency impact on us related to each geographic region depends on the significance and operating performance of the region. The primary foreign currencies that impacted our results during the first quarter of 2012 include the Brazilian Real, Euro, Indian Rupee and the South African Rand. During the first quarter of 2012, the U.S. Dollar was stronger as compared to several foreign currencies in regions where we primarily conduct our business as compared to the prior-year period, which had a negative impact on our consolidated results of operations. For the first quarter of 2012, foreign currency fluctuations resulted in net decreases of approximately 1% in revenues and operating expenses, which had no impact on our operating margin percentage.
For purposes of analyzing changes in our operating performance attributable to the net effect of acquisitions and divestitures, transactions are treated as if they occurred on the first day of the quarter during which the transaction occurred. In recent years we have acquired companies that we believe will enhance our offering and disposed of businesses that are not consistent with our strategic plan. For the first quarter of 2012, the net effect of acquisitions and divestitures had a minimal impact on revenue and operating expenses compared to the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

RESULTS OF OPERATIONS
Consolidated Results of Operations – Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
REVENUE

	Three months ended March 31, 2011	Components of Change			Three months ended March 31, 2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,474.8	$(16.1)	$6.9	$41.2	$1,506.8	2.8%	2.2%
Domestic	865.3	0.0	(9.3)	23.7	879.7	2.7%	1.7%
International	609.5	(16.1)	16.2	17.5	627.1	2.9%	2.9%
United Kingdom	118.8	(2.1)	5.5	3.0	125.2	2.5%	5.4%
Continental Europe	184.0	(7.5)	0.9	(10.1)	167.3	(5.5)%	(9.1)%
Asia Pacific	140.4	0.5	6.3	23.7	170.9	16.9%	21.7%
Latin America	77.1	(3.4)	2.2	3.4	79.3	4.4%	2.9%
Other	89.2	(3.6)	1.3	(2.5)	84.4	(2.8)%	(5.4)%
During the first quarter of 2012, our revenue increased by $32.0, or 2.2%, compared to the first quarter of 2011, primarily consisting of an organic revenue increase of $41.2, or 2.8%, partially offset by an adverse foreign currency rate impact of $16.1. Our organic revenue increase was primarily attributable to net higher spending from existing clients in several client sectors, notably in auto and transportation, and throughout most geographic regions, partially offset by the loss of certain client assignments during 2011, primarily in the technology and telecom and consumer goods sectors. Regionally, the largest organic revenue increases were in the domestic market and in the Asia Pacific region, primarily in Australia, China and Japan. In the domestic market, our organic revenue increase of 2.7% was primarily due to strong growth in several client sectors. Our revenue decreased in the Continental Europe region, primarily due to a challenging economic climate.
Our revenue is directly impacted by our ability to win new clients and the retention and spending levels of existing clients. Most of our expenses are recognized ratably throughout the year and are therefore less seasonal than revenue. Our revenue is typically lowest in the first quarter and highest in the fourth quarter. This reflects the seasonal spending of our clients, incentives earned at year end on various contracts and project work completed that is typically recognized during the fourth quarter. In the events marketing business, revenues can fluctuate due to the timing of completed projects, as revenue is typically recognized when the project is complete. We generally act as principal for these projects and accordingly record the gross amount billed to the client as revenue and the related costs incurred as pass-through costs in office and general expenses.
Refer to the segment discussion later in this MD&A for information on changes in revenue by segment.

OPERATING EXPENSES

	Three months ended March 31,
	2012	2011
Salaries and related expenses	$1,104.9	$1,080.1
Office and general expenses	441.3	439.2
Restructuring and other reorganization-related charges, net	0.0	0.8
Total operating expenses	$1,546.2	$1,520.1
Operating loss	$(39.4)	$(45.3)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Salaries and Related Expenses

	2011	Components of Change			2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Three months ended March 31,	$1,080.1	$(11.0)	$6.1	$29.7	$1,104.9	2.7%	2.3%
Our staff cost ratio, defined as salaries and related expenses as a percentage of total consolidated revenue, increased slightly in the first quarter of 2012 to 73.3% from 73.2% when compared to the prior-year period. Salaries and related expenses in the first quarter of 2012 increased by $24.8 compared to the first quarter of 2011, primarily consisting of an organic increase of $29.7, partially offset by a favorable foreign currency rate impact of $11.0. The organic increase was primarily attributable to increases in our workforce, which occurred predominantly over the course of 2011 to support business growth, resulting in an increase in base salaries, benefits and temporary help of $24.4. The organic increase occurred across most regions, primarily in our domestic market.
The following table details our staff cost ratio.

	Three months ended March 31,
	2012	2011
Salaries and related expenses	73.3%	73.2%
Base salaries, benefits and tax	60.8%	60.5%
Incentive expense	4.4%	4.4%
Severance expense	1.4%	1.6%
Temporary help	4.0%	4.1%
All other salaries and related expenses	2.7%	2.6%

Office and General Expenses

	2011	Components of Change			2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Three months ended March 31,	$439.2	$(4.8)	$3.6	$3.3	$441.3	0.8%	0.5%
Our office and general expense ratio, defined as office and general expenses as a percentage of total consolidated revenue, decreased in the first quarter of 2012 to 29.3% from 29.8% when compared to the prior-year period. Office and general expenses in the first quarter of 2012 increased slightly by $2.1 compared to the first quarter of 2011, due to the effect of net acquisitions of $3.6 and an organic increase of $3.3, partially offset by a favorable foreign currency rate impact of $4.8. The organic increase was primarily attributable to higher discretionary spending and higher production expenses related to pass-through costs for certain projects where we acted as principal that increased in size or were new during the first quarter of 2012. These increases were partially offset by a decrease in occupancy costs.
The following table details our office and general expense ratio. All other office and general expenses primarily include production expenses, and, to a lesser extent, depreciation and amortization, bad debt expense, foreign currency gains (losses) and other expenses.

	Three months ended March 31,
	2012	2011
Office and general expenses	29.3%	29.8%
Professional fees	2.0%	2.0%
Occupancy expense (excluding depreciation and amortization)	8.1%	8.5%
Travel & entertainment, office supplies and telecommunications	4.1%	4.0%
All other office and general expenses	15.1%	15.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

EXPENSES AND OTHER INCOME

	Three months ended March 31,
	2012	2011
Cash interest on debt obligations	$(34.2)	$(33.9)
Non-cash interest	1.6	2.0
Interest expense	(32.6)	(31.9)
Interest income	8.0	8.3
Net interest expense	(24.6)	(23.6)
Other expense, net	(1.3)	(6.1)
Total (expenses) and other income	$(25.9)	$(29.7)

Net Interest Expense
For the three months ended March 31, 2012, net interest expense increased by $1.0 as compared to the prior-year period.

Other Expense, net
Results of operations for the three months ended March 31, 2012 and 2011 include certain items which are not directly associated with our revenue-producing operations.

	Three months ended March 31,
	2012	2011
Losses on sales of businesses and investments	$(3.4)	$(6.6)
Vendor discounts and credit adjustments	2.4	0.1
Other (expense) income, net	(0.3)	0.4
Total other expense, net	$(1.3)	$(6.1)
Sales of Businesses and Investments – During each of the three months ended March 31, 2012 and 2011, we recognized a loss relating to the sale of a business in the domestic market within our Integrated Agency Networks ("IAN") segment.
Vendor Discounts and Credit Adjustments – We are in the process of settling our liabilities related to vendor discounts and credits established as part of the restatement we presented in our 2004 Annual Report on Form 10-K. These adjustments reflect the reversal of certain of these liabilities as a result of settlements with clients or vendors or where the statute of limitations has lapsed.

INCOME TAXES

	Three months ended March 31,
	2012	2011
Loss before income taxes	$(65.3)	$(75.0)
Benefit of income taxes	$(19.2)	$(21.5)
Effective income tax rate	29.4%	28.7%
Our tax rates are affected by many factors, including our worldwide earnings from various countries, changes in legislation and tax characteristics of our income. For the three months ended March 31, 2012, our effective income tax rate of 29.4% was negatively impacted primarily by losses in certain foreign locations for which we receive no tax benefit due to 100% valuation allowances. Our effective income tax rate was positively impacted by the reversal of valuation allowances in Europe and a benefit derived from the deduction of foreign tax credits that were previously fully valued.
For the three months ended March 31, 2011, our effective income tax rate of 28.7% was negatively impacted by losses in certain foreign locations where we receive no benefit due to 100% valuation allowances and the establishment of a valuation allowance in the United Kingdom. Our effective income tax rate was positively impacted due to tax efficiencies from entity consolidation in the Asia Pacific region and the loss relating to the sale of a business in the domestic market.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Segment Results of Operations – Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
As discussed in Note 9 to the unaudited Consolidated Financial Statements, we have two reportable segments as of March 31, 2012: IAN and Constituency Management Group (“CMG”). We also report results for the Corporate and other group.

IAN
REVENUE

	Three months ended March 31, 2011	Components of Change			Three months ended March 31, 2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$1,235.9	$(15.5)	$2.9	$20.6	$1,243.9	1.7%	0.6%
Domestic	701.2	0.0	(9.3)	18.6	710.5	2.7%	1.3%
International	534.7	(15.5)	12.2	2.0	533.4	0.4%	(0.2)%
During the first quarter of 2012, IAN revenue increased by $8.0 compared to the first quarter of 2011, primarily consisting of an organic revenue increase of $20.6, partially offset by an adverse foreign currency rate impact of $15.5. The organic revenue increase was primarily attributable to net higher spending from existing clients, in several geographic regions, partially offset by the loss of certain client assignments during 2011, primarily in the technology and telecom and consumer goods sectors. In the domestic market, we benefited from strong growth in the auto and transportation sector. The organic revenue increase in the international markets was primarily due to increases in most client sectors, notably in the retail and auto and transportation sectors. The largest international organic revenue increase was in the Asia Pacific region, primarily in Australia, Japan and China, which was partially offset by an organic revenue decrease in the Continental Europe region, primarily due to a challenging economic climate.

SEGMENT OPERATING LOSS

	Three months ended March 31,		Change
	2012	2011
Segment operating loss	$(15.3)	$(21.4)	(28.5)%
Operating margin	(1.2)%	(1.7)%

Operating loss improved during the first quarter of 2012 when compared to the first quarter of 2011 primarily due to an increase in revenue of $8.0, partially offset by an increase in salaries and related expenses of $3.4. The increase in salaries and related expenses was primarily due to higher base salaries and benefits at certain agencies within IAN, which was partially offset by a decrease in temporary help and severance expense.

CMG
REVENUE

	Three months ended March 31, 2011	Components of Change			Three months ended March 31, 2012	Change
		Foreign Currency	Net Acquisitions/ (Divestitures)	Organic		Organic	Total
Consolidated	$238.9	$(0.6)	$4.0	$20.6	$262.9	8.6%	10.0%
Domestic	164.1	0.0	0.0	5.1	169.2	3.1%	3.1%
International	74.8	(0.6)	4.0	15.5	93.7	20.7%	25.3%
During the first quarter of 2012, CMG revenue increased by $24.0 compared to the first quarter of 2011, primarily consisting of an organic revenue increase of $20.6. The organic revenue increase was primarily due to higher spending from existing clients and net client wins in all disciplines, primarily in our sports marketing business. The international organic revenue increase occurred primarily in the Asia Pacific region, most notably in Australia and China, and to a lesser extent in the United Kingdom. Revenues in the events marketing business can fluctuate due to timing of completed projects where we act as principal, as revenue is typically recognized when the project is complete.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

SEGMENT OPERATING INCOME

	Three months ended March 31,		Change
	2012	2011
Segment operating income	$7.5	$10.7	(29.9)%
Operating margin	2.9%	4.5%
Operating income decreased during the first quarter of 2012 when compared to the first quarter of 2011 due to increases in salaries and related expenses of $17.4 and office and general expenses of $9.8, partially offset by an increase in revenue of $24.0. The increase in salaries and related expenses was primarily attributable to increases in our workforce in the prior year across all disciplines to support business growth, which resulted in an increase in base salaries and benefits. Office and general expenses increased primarily due to higher production expenses related to pass-through costs for certain projects where we acted as principal that increased in size or were new during the first quarter of 2012.

CORPORATE AND OTHER
Certain corporate and other charges are reported as a separate line item within total segment operating income and include corporate office expenses, shared service center and certain other centrally managed expenses that are not fully allocated to operating divisions. Salaries and related expenses include salaries, long-term incentives, annual bonuses and other miscellaneous benefits for corporate office employees. Office and general expenses primarily include professional fees related to internal control compliance, financial statement audits and legal, information technology and other consulting services that are engaged and managed through the corporate office. In addition, office and general expenses also include rental expense and depreciation of leasehold improvements for properties occupied by corporate office employees. A portion of these expenses are allocated to operating divisions based on a formula that uses the planned revenues of each of the operating units. Amounts allocated also include specific charges for information technology-related projects, which are allocated based on utilization.
Corporate and other expenses decreased during the first quarter of 2012 by $2.2 to $31.6 compared to the first quarter of 2011, due to a decrease in office and general expenses, primarily due to lower occupancy costs and, to a lesser extent, lower professional fees, partially offset by an increase in temporary help due to our information-technology system-upgrade initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW OVERVIEW
The following tables summarize key financial data relating to our liquidity, capital resources and uses of capital.

	Three months ended March 31,
Cash Flow Data	2012	2011
Net loss, adjusted to reconcile net loss to net cash used in operating activities [1]	$(30.5)	$(43.1)
Net cash used in working capital [2]	(444.8)	(735.8)
Changes in other non-current assets and liabilities using cash	(23.2)	(22.8)
Net cash used in operating activities	$(498.5)	$(801.7)
Net cash used in investing activities	(21.3)	(16.8)
Net cash used in financing activities	(229.0)	(45.4)

[1]
Reflects net loss adjusted primarily for depreciation and amortization of fixed assets and intangible assets, amortization of restricted stock and other non-cash compensation and deferred income taxes.

[2]	Reflects changes in accounts receivable, expenditures billable to clients, other current assets, accounts payable and accrued liabilities.

Balance Sheet Data	March 31, 2012	December 31, 2011	March 31, 2011
Cash, cash equivalents and marketable securities	$1,586.9	$2,315.6	$1,854.3

Short-term borrowings	$161.5	$153.5	$116.2
Current portion of long-term debt	219.8	404.8	452.4
Long-term debt	1,239.7	1,210.9	1,165.9
Total debt	$1,621.0	$1,769.2	$1,734.5
Operating Activities
Net cash used in operating activities during the first quarter of 2012 was $498.5, which is an improvement of $303.2 as compared to the first quarter of 2011, primarily as a result of a decrease in the use of working capital of $291.0. Due to the seasonality of our business, we typically generate cash from working capital in the second half of a year and use cash from working capital in the first half of a year, with the largest impacts in the first and fourth quarters. The working capital use in the first quarter of 2012 was less than in the first quarter of 2011 as the working capital generation in the fourth quarter of 2011 was less than in the fourth quarter of 2010.  The significant cash generation from working capital in the fourth quarter of 2010 was primarily due to a high rate of growth in our media businesses.
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

Investing Activities
Net cash used in investing activities during the first quarter of 2012 primarily reflects capital expenditures of $22.4. Capital expenditures relate primarily to computer software and hardware, and leasehold improvements.

Financing Activities
Net cash used in financing activities during the first quarter of 2012 is primarily related to our debt transactions. We issued $250.0 in aggregate principal amount of 4.00% Senior Notes due 2022 (the "4.00% Notes") at a discount to par of $246.8. The

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

proceeds from the issuance of the 4.00% Notes were applied towards the repurchase and redemption of $399.6 in aggregate principal amount of our 4.25% Convertible Senior Notes due 2023 (the 4.25% Notes").
Additionally, net cash used in financing activities reflects the repurchase of 4.9 shares of our common stock for an aggregate cost of $52.5, including fees, and dividend payments of $26.2 on our common stock.

Foreign Exchange Rate Changes
The effect of foreign exchange rate changes on cash and cash equivalents included in the unaudited Consolidated Statements of Cash Flows resulted in an increase of $19.2 during the first quarter of 2012. This increase was a result of the U.S. Dollar being weaker than several foreign currencies, including the Euro and Brazilian Real, as of March 31, 2012, as compared to December 31, 2011.

LIQUIDITY OUTLOOK
We expect our cash flow from operations, cash and cash equivalents to be sufficient to meet our anticipated operating requirements at a minimum for the next twelve months. We also have a committed corporate credit facility available to support our operating needs. We continue to maintain a disciplined approach to managing liquidity, with flexibility over significant uses of cash, including our capital expenditures, cash used for new acquisitions, our common stock repurchase program and our common stock dividends.
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

Funding Requirements
Our most significant funding requirements include: our operations, non-cancelable operating lease obligations, capital expenditures, acquisitions, dividends, taxes, debt service and contributions to pension and postretirement plans. Additionally, we may be required to make payments to minority shareholders in certain subsidiaries if they exercise their options to sell us their equity interests arising from prior acquisitions. Notable funding requirements include:

•
Debt service – In March 2012, we paid cash of $399.6 and noteholders converted $0.4 in aggregate principal amount of our 4.25% Notes into Interpublic common stock to retire $400.0 in aggregate principal amount of our 4.25% Notes. On March 15, 2013, holders of our $200.0 4.75% Convertible Senior Notes due 2023 may require us to repurchase their notes for cash at par. The remainder of our debt is primarily long-term, with maturities scheduled through 2031.

•
Acquisitions – We paid cash of $3.0 for acquisitions completed in the first quarter of 2012. In addition to potential cash expenditures for new acquisitions, we expect to pay approximately $41.0 for the remainder of 2012 related to prior-year acquisitions. We may also be required to pay approximately $2.0 related to put options held by minority shareholders if the options are exercised during 2012. We will continue to evaluate strategic opportunities to grow and to increase our ownership interests in current investments, particularly in our digital and marketing services offerings, and to expand our presence in high-growth and key strategic world markets.

•
Dividends – In the first quarter of 2012, we paid a cash dividend of $0.06 per share on our common stock, which corresponded to an aggregate dividend payment of $26.2. Assuming we continue to pay a quarterly dividend of $0.06 per share and there is no significant change in the number of outstanding shares, we would pay approximately $80.0 for the remainder of 2012. We also pay regular quarterly dividends of $2.9, or $11.6 annually, on our Series B Preferred Stock.

•
Contributions to pension plans – Our funding policy regarding our pension plans is to make contributions necessary to satisfy minimum pension funding requirements, plus such additional contributions as we consider appropriate to improve the plans’ funded status. During the three months ended March 31, 2012, we contributed $2.3 and $4.5 of cash to our domestic and foreign pension plans, respectively. For the remainder of 2012, we expect to contribute approximately $3.0 and $10.0 of cash to our domestic and foreign pension plans, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

Share Repurchase Program
In February 2012, our Board of Directors (the “Board”) authorized a new share repurchase program to repurchase from time to time up to $300.0, excluding fees, of our common stock (the "2012 share repurchase program"). In 2011, the Board authorized a share repurchase program to repurchase from time to time up to $450.0, excluding fees, of our common stock (the "2011 share repurchase program"). We may effect such repurchases through open market purchases, trading plans established in accordance with SEC rules, derivative transactions or other means. We expect to continue to repurchase our common stock in future periods, although the timing and amount of the repurchases will depend on market conditions and our other funding requirements. As of March 31, 2012, $297.5 remains available for repurchase under the 2012 share repurchase program. We completed the 2011 share repurchase program in the first quarter of 2012. The 2012 share repurchase program has no expiration date.

FINANCING AND SOURCES OF FUNDS
Substantially all of our operating cash flow is generated by our agencies. Our cash balances are held in numerous jurisdictions throughout the world, primarily at the holding company level and at our largest subsidiaries. Below is a summary of our sources of liquidity.

	March 31, 2012
	Total Facility	Amount Outstanding	Letters of Credit [1]	Total Available
Cash, cash equivalents and marketable securities				$1,586.9
Committed credit agreement	$1,000.0	$0.0	$16.0	$984.0
Uncommitted credit arrangements	$466.7	$161.5	$3.5	$301.7

[1]	We are required from time to time to post letters of credit, primarily to support obligations of our subsidiaries. These letters of credit have historically not been drawn upon.

Credit Facilities
We maintain a committed corporate credit facility to increase our financial flexibility (the "Credit Agreement"). The Credit Agreement is a revolving facility expiring May 31, 2016, under which amounts borrowed by us or any of our subsidiaries designated under the Credit Agreement may be repaid and reborrowed, subject to an aggregate lending limit of $1,000.0 or the equivalent in other currencies. The aggregate available amount of all letters of credit outstanding may decrease or increase, subject to a sublimit on letters of credit of $200.0 or the equivalent in other currencies. Our obligations under the Credit Agreement are unsecured.
We were in compliance with all of our covenants in the Credit Agreement as of March 31, 2012. The financial covenants in the Credit Agreement require that we maintain, as of the end of each fiscal quarter, certain financial measures for the four quarters then ended. The table below sets forth the financial covenants in effect as of March 31, 2012.

	Four Quarters Ended		Four Quarters Ended
Financial Covenants	March 31, 2012	EBITDA Reconciliation	March 31, 2012
Interest coverage ratio (not less than)	5.00x	Operating income	$693.0
Actual interest coverage ratio	8.56x	Add:
		Depreciation and amortization	202.8
Leverage ratio (not greater than)	2.75x	Other non-cash amounts	0.6
Actual leverage ratio	1.81x	EBITDA [1]	$896.4

[1]	EBITDA is calculated as defined in the Credit Agreement.
We also have uncommitted credit arrangements with various banks that permit borrowings at variable interest rates. We use our uncommitted credit lines for working capital needs at some of our operations outside the United States. We have guaranteed the repayment of some of these borrowings made by certain subsidiaries. If we lose access to these credit lines, we would have to provide funding directly to some of our international operations. As of March 31, 2012, the weighted-average interest rate on outstanding balances under the uncommitted credit arrangements was approximately 5.0%.

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

Cash Pooling
We aggregate our net domestic cash position on a daily basis. Outside the United States we use cash pooling arrangements with banks to help manage our liquidity requirements. In these pooling arrangements, several IPG agencies agree with a single bank that the cash balances of any of the agencies with the bank will be subject to a full right of set-off against amounts the other agencies owe the bank, and the bank provides for overdrafts as long as the net balance for all the agencies does not exceed an agreed-upon level. Typically, each agency pays interest on outstanding overdrafts and receives interest on cash balances. Our unaudited Consolidated Balance Sheets reflect cash, net of bank overdrafts, under all of our pooling arrangements, and as of March 31, 2012 the amount netted was $1,083.2.

DEBT CREDIT RATINGS
Our long-term debt credit ratings as of April 16, 2012 are listed below.

	Moody’s Investor Service	Standard and Poor’s	Fitch Ratings
Rating	Baa3	BB+	BBB
Outlook	Stable	Positive	Stable
We are investment-grade rated by both Moody's Investor Services ("Moody's") and Fitch Ratings. The most recent update to our credit ratings occurred in February 2012 when Standard and Poor's placed our credit rating on positive credit watch. Previously, in June 2011, Moody's upgraded our rating from Ba2 to Baa3 and changed our outlook from positive to stable. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning credit rating agency. The rating of each credit rating agency should be evaluated independently of any other rating. Credit ratings could have an impact on liquidity, either adverse or favorable, including, among other things, because they could affect funding costs in the capital markets or otherwise. For example, our credit facility fees and borrowing rates are based on a credit ratings grid.

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2011, included in our 2011 Annual Report on Form 10-K. As summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results of operations, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. These critical estimates relate to revenue recognition, income taxes, goodwill and other intangible assets, and pension and postretirement benefits. We base our estimates on historical experience and various other factors that we believe to be relevant under the circumstances. Estimation methodologies are applied consistently from year to year, and there have been no significant changes in the application of critical accounting estimates since December 31, 2011. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING STANDARDS
See Note 12 to the unaudited Consolidated Financial Statements for further information on certain accounting standards that have been adopted during 2012 or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to market risks related to interest rates, foreign currency rates and certain balance sheet items. During the first quarter of 2012, we entered into interest rate swap agreements. We use interest rate swaps to manage our exposure to changes in interest rates. We do not expect these swap agreements to materially alter our exposure to market risk. See Note 2 to the unaudited Consolidated Financial Statements for further information on our interest rate swap agreements. For a further discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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

Changes in Internal Control Over Financial Reporting
There has been no change in internal control over financial reporting in the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Information about our current legal proceedings is set forth in Note 11 to the unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
In the first quarter of 2012, there have been no material changes in the risk factors we have previously disclosed in Item 1A, Risk Factors, in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information regarding our purchases of our equity securities during the period from January 1, 2012 to March 31, 2012.

	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit) [2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [3]
January 1-31	3,279,669	$10.32	3,264,577	$16,307,453
February 1-29	909,791	$10.71	837,496	$307,407,945
March 1-31	2,780,064	$11.37	846,055	$297,519,242
Total	6,969,524	$10.79	4,948,128

[1]
Includes restricted shares of our common stock, par value $0.10 per share, withheld under the terms of grants under employee stock-based compensation plans to offset tax withholding obligations that occurred upon vesting and release of restricted shares (the “Withheld Shares”). We repurchased 15,092 Withheld Shares in January 2012, 72,295 Withheld Shares in February 2012 and 1,934,009 Withheld Shares in March 2012, for a total of 2,021,396 Withheld Shares during the three-month period.

[2]
The average price per share for each of the months in the fiscal quarter and for the three-month period was calculated by dividing the sum for the applicable period of the aggregate value of the tax withholding obligations and the aggregate amount we paid for shares acquired under our common stock repurchase programs, described in Note 5 to the unaudited Consolidated Financial Statements, by the sum of the number of Withheld Shares and the number of shares acquired in our stock repurchase programs.

[3]
On February 25, 2011, we announced that our Board of Directors ("Board") had approved a program to repurchase from time to time up to $300 million of our common stock. On August 15, 2011, we announced that our Board had authorized an increase in our existing share repurchase program to $450.0 million. On February 24, 2012, we announced that our Board had approved a new share repurchase program to repurchase from time to time up to $300.0 million of our common stock. The new authorization was in addition to any amounts remaining available for repurchase under the program we announced in 2011, which was completed in the first quarter of 2012. There is no expiration date associated with the share repurchase program.

Working Capital Restrictions and Other Limitations on the Payment of Dividends
The terms of our outstanding series of preferred stock do not permit us to pay dividends on our common stock unless all accumulated and unpaid dividends on our preferred stock have been or contemporaneously are declared and paid or provision for the payment thereof has been made. As of April 26, 2012, there were no accumulated and unpaid preferred stock dividends.

Item 6.	Exhibits
All exhibits required pursuant to Item 601 of Regulation S-K to be filed as part of this report or incorporated herein by reference to other documents, are listed in the Index to Exhibits that immediately precedes the exhibits filed with this Report on Form 10-Q and the exhibits transmitted to the Securities and Exchange Commission as part of the electronic filing of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE INTERPUBLIC GROUP OF COMPANIES, INC.

By	/s/ Michael I. Roth
Michael I. Roth Chairman and Chief Executive Officer
Date: April 26, 2012

By	/s/ Christopher F. Carroll
Christopher F. Carroll Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: April 26, 2012

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
4(ii)(a)
Senior Debt Indenture between The Interpublic Group of Companies, Inc. ("Interpublic") and US Bank National Association ("US Bank"), as Trustee, dated as of March 2, 2012 (the "Senior Debt Indenture"), is incorporated by reference to Exhibit 4.1 to Interpublic's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "SEC") on March 2, 2012.

4(ii)(b)
First Supplemental Indenture to the Senior Debt Indenture, between Interpublic and US Bank, as Trustee, dated as of March 2, 2012, is incorporated by reference to Exhibit 4.2 to Interpublic's Current Report on Form 8-K, filed with the SEC on March 2, 2012.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101	Interactive Data File, for the period ended March 31, 2012.